Form 10-K
period 1993-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 1994-03-25
CIK 278041

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                           FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1993
                              OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period From _________ to _________
Commission File No. 2-63322

             INTERNATIONAL SHIPHOLDING CORPORATION
    (Exact name of registrant as specified in its charter)
            Delaware                      36-2989662
       (State or other jurisdiction of    (I.R.S. Employer
       incorporation or organization)     Identification No.)

650 Poydras Street, New Orleans, Louisiana  70130
  (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (504) 529-5461 Securities registered pursuant to Section 12(b) of the Act:
                                       Name of each exchange
       Title of each class              on which registered
       ___________________             _____________________
        Common Stock, $1 Par Value      New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:
                                       Name of each exchange
       Title of each class             on which registered
       ___________________             ____________________
        9% Senior Notes Due 2003        New York Stock Exchange


     Indicate by check mark if disclosure of delinquent
filers  pursuant to Item 405 of Regulations S-K is  not
contained  herein,  and will not be contained,  to  the
best  of registrant's knowledge in definitive proxy  or
information  statements incorporated  by  reference  in
Part  III  of this Form 10-K or any amendment  to  this
Form 10-K.  X
      Indicate by check mark whether the registrant (1)
has  filed all reports required to be filed by  Section
13  or  15(d)  of the Securities Exchange Act  of  1934
during  the  preceding 12 months (or for  such  shorter
period  that the registrant was required to  file  such
reports),  and  (2)  has been subject  to  such  filing
requirements for the past 90 days.  YES  X    NO   ____

State  the  aggregate market value of the voting  stock
held by non-affiliates of the registrant.
          Date                             Amount
          ____                            _______
 March 1, 1994                          $81,982,688
Indicate  the  number  outstanding  of  each   of   the
registrant's classes of common stock, as of the latest practicable date.
Common stock, $1 par value _____ 5,346,611 shares outstanding as of March 1, 1994

              DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Annual Report to Shareholders for
the  fiscal  year  ended December 31, 1993,  have  been
incorporated by reference into Part I and  II  of  this
Form  10-K.   Portions  of the registrant's  definitive
proxy   statement  dated  March  11,  1994  have   been
incorporated by reference  into Part III  of this  Form
10-K.

             International Shipholding Corporation
                           Form 10-K
                       Table of Contents

                                                 PAGE
                                                 _____
PART I.
     ITEM 1.   BUSINESS                          2
          General                                2
          History                                4
          Liner Services/Contracts of
                  Affreightment                  4
          Military Sealift Command               6
          Pure Car Carriers                      8
          Domestic Transportation and Services   8
          Investments in Specialized Vessels     9
          Ancillary Services                     10
          Marketing                              10
          Insurance                              10
          Regulation                             11
          Competition                            14
          Employees                              15
  ITEM 2. PROPERTIES                             15
  ITEM 3. LEGAL PROCEEDINGS                      16
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS               17
  ITEM 4a.EXECUTIVE OFFICERS AND
               DIRECTORS OF THE REGISTRANT       17

PART II.
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
               STOCK AND RELATED SECURITY
               HOLDER MATTERS                    19
  ITEM 6. SELECTED FINANCIAL DATA                19
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS             19
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
               DATA                              19
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE              19
PART III.
  ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS
               OF THE REGISTRANT                 20
  ITEM 11.EXECUTIVE COMPENSATION                 20
  ITEM 12.SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND
               MANAGEMENT                        20
  ITEM 13.CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS                      20
PART IV.
  ITEM 14.EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS
               ON FORM 8-K.                      21
SIGNATURES                                       24

                            PART  I

ITEM 1.  BUSINESS

GENERAL

      The Company, through its subsidiaries, operates a
diversified  fleet of U. S., and foreign  flag  vessels
that   provide  international  and  domestic   maritime
transportation  services  to commercial  customers  and
agencies  of  the  United States  government  primarily
under medium- to long-term charters or contracts.   The
Company's fleet consists of 27 ocean-going vessels,  14
towboats,  129  river  barges, 1,650  LASH  barges  and
related  shoreside handling facilities.  The  Company's
strategy  is  to  (i)  identify customers  with  marine
transportation needs requiring specialized  vessels  or
operating  techniques, (ii) seek medium-  to  long-term
charters  or  contracts with those  customers  and,  if
necessary, modify, acquire or construct vessels to meet
the  requirements of those charters or  contracts,  and
(iii)  secure  financing  for  the  vessels  predicated
primarily  on  those charter or contract  arrangements.
The  Company  believes that this strategy has  produced
valuable long-term relationships with its customers and
stable operating cash flows.

      The  Company is the only significant operator  of
the  LASH  (lighter  aboard  ship)  system,  which   it
pioneered  in  1969.  The Company's fleet includes  ten
large  LASH vessels, four LASH feeder vessels and 1,650
LASH  barges.  In its liner services, the Company  uses
the LASH system primarily to gather cargo on rivers, in
island  chains and in harbors that are too shallow  for
traditional vessels and to transport to and from  those
areas  large  items, such as forest  products,  natural
rubber   and   steel,   that  cannot   be   transported
efficiently in containerized vessels.  In addition, the
LASH  system  enables barges to be rapidly loaded  onto
and  unloaded  from  the  large  LASH  vessels  without
shoreside  support  facilities  while  minimizing   the
number of times that the cargo is handled.  Because the
Company's  LASH barges are used primarily to  transport
large  items,  the  Company's LASH fleet  often  has  a
competitive   advantage  over  containerized   vessels.
Additionally,   because  containerized  and   breakbulk
vessels  cannot operate in certain of the  areas  where
the  Company's LASH system operates, the Company  often
has a competitive advantage over such vessels.

      The  Company's diversified ocean-going fleet also
includes  (i) two foreign flag and two U.S.  flag  pure
car  carriers that are specially designed to  transport
automobiles;   (ii)  the  only  two  U.S.   flag   ice-
strengthened   multi-purpose  vessels,   which   supply
Pacific rim military bases and scientific operations in
the  Arctic and Antarctic; (iii) three roll-on/roll-off
vessels that permit rapid deployment of rolling  stock,
munitions and other military cargoes requiring  special
handling;  and  (iv) two PROBO vessels that  can  carry
various refined petroleum products and dry bulk cargoes
on  back-to-back  voyages because of their  ability  to
rapidly  self-clean their cargo holds  between  voyages
with minimal shoreside support.  The Company also


operates  14  inland waterway towboats and  111  super-
jumbo   river  barges  that,  together  with  shoreside
unloading facilities owned and operated by the Company,
transport coal from Indiana to Gulf County, Florida for
an  electric utility.  The Company currently has  under
construction a molten sulphur carrier that is scheduled
for  delivery in mid-1994, which will be used to  carry
molten  sulphur  from  Port  Sulphur,  Louisiana  to  a
processing plant on the Florida Gulf Coast.

      Through  its  principal  operating  subsidiaries,
Central   Gulf  Lines,  Inc.  ("Central   Gulf"),   LCI
Shipholdings, Inc. ("LCI"), Forest Lines Inc.  ("Forest
Lines")     and    Waterman    Steamship    Corporation
("Waterman"),  the  Company engages primarily  in  four
types  of  services, including (i) a foreign flag  LASH
liner  service between U. S. Gulf and East Coast  ports
and  ports in northern Europe, and a subsidized  U.  S.
flag  LASH  liner service between U. S. Gulf  and  East
Coast  ports  and ports in South Asia, the Middle  East
and  northern Africa, (ii) time charters to  and  other
contracts with the Military Sealift Command ("MSC") for
use  in  its  military prepositioning  program  and  to
service   scientific  operations  in  the  Arctic   and
Antarctic; (iii) time charters to transport Toyota  and
Honda  automobiles from Japan to the United States  and
Hyundai automobiles from Korea primarily to the  United
States and Europe; and (iv) domestic transportation and
services,  primarily  involving its  coal  and  sulphur
contracts and its ownership of an inter-modal  transfer
and  warehouse  facility  in Memphis,  Tennessee.   The
Company also operates a cape-size bulk carrier and  has
investments  in several foreign entities that  own  and
operate specialized bulk carriers.

       The  Company  currently  has  time  charters  or
contracts to carry cargoes of commercial customers that
include  International Paper Company, Freeport-McMoRan,
Inc.,  The  Goodyear  Tire and Rubber  Company,  Toyota
Motor  Corporation, Honda Motor Co., Ltd.  and  Hyundai
Motor  Company.   The  Company is one  of  the  largest
charterers  of  vessels to the MSC  and  operates  nine
vessels  for  the MSC under charters or contracts  that
typically  contain options permitting the  customer  to
extend  the  charter or contract on similar  terms  and
conditions for one or more extension periods.  With one
exception,  the  MSC has always exercised  its  renewal
options on the Company's charters or contracts, and the
Company   generally  has  been  successful  in  winning
charter or contract renewals when they are rebid.   The
Company  also operates a U. S. flag LASH liner  service
under an operating differential subsidy agreement  with
MarAd that expires at the end of 1996.

      The Company's business historically has generated
stable cash flows because most of its medium- to  long-
term charters provide for a daily charter rate that  is
owed  whether or not the charterer utilizes the  vessel
(unless  the  vessel is unavailable for the charterer's
use)  and  most  of its medium- to long-term  contracts
guarantee a minimum amount of cargo for transportation.
The  Company  is partially insulated from increases  in
certain   operating  expenses  because  time   charters
generally  require the charterer to pay certain  voyage
costs, including fuel, port and


stevedoring expenses, and often include cost escalation features covering certain of the expenses paid by the Company.


HISTORY

     Central Gulf was founded in 1947 by the late Niels
F.   Johnsen  and  his  sons,  Niels  W.  Johnsen,  the
Company's  current Chairman, and Erik F.  Johnsen,  its
current  President.   Central Gulf was  privately  held
until   1971  when  it  was  acquired  by  Trans  Union
Corporation.   In 1978, the Company was formed  to  act
as  a  holding company for Central Gulf, LCI and  other
affiliated companies in connection with the 1979  spin-
off  by  Trans Union of the Company's common  stock  to
Trans  Union's  stockholders.   In  1986,  the  Company
acquired the assets of Forest Lines, and, in 1989,  the
Company acquired the stock of Waterman, which was  then
a publicly held company.  Since its spin-off from Trans
Union,  the  Company has continued to act solely  as  a
holding  company,  and  its  only  significant   assets
consist of the capital stock of its subsidiaries.


LINER SERVICES/CONTRACTS OF AFFREIGHTMENT

      Foreign Flag.    The Company operates two foreign
flag  LASH  vessels, the Acadia Forest  and  the  Rhine
Forest,  and a self-propelled, semi-submersible  feeder
vessel,  the Spruce, on a scheduled foreign flag  liner
service  under the name "Forest Lines".   Forest  Lines
normally  makes 11 round trip sailings per LASH  vessel
per  year  between U. S. Gulf and East coast ports  and
ports  in  northern Europe.  Approximately one-half  of
the  aggregate  eastbound cargo space is  reserved  for
International Paper Company under a long-term  contract
of affreightment.  The remaining space is provided on a
voyage  affreightment  basis  to  commercial  shippers.
Historically, approximately 20% has been used by  other
paper    manufacturers,    including    Georgia-Pacific
Corporation  and Weyerhaeuser Company.   Although  such
space  is  provided from voyage to voyage, the  Company
has  had a continuing relationship with Georgia-Pacific
and  Weyerhaeuser  since 1969.  The remaining  30%  has
been  used  by  various commercial  shippers  to  carry
general cargo.  Since 1969, when the foreign flag  LASH
liner   service   commenced  operation,   the   vessels
generally  have been fully utilized on their  eastbound
voyages.

     The Company has had ocean transportation contracts
with  International Paper since 1969 when  the  Company
had  two  LASH ships built to accommodate International
Paper's trade.  The Company's contract of affreightment
with  International Paper is for the carriage  of  wood
pulp,  liner  board  and  other  forest  products,  the
characteristics   of   which  are   well   suited   for
transportation by LASH vessels because the LASH  system
minimizes  damage to such cargo by reducing the  number
of  times that the cargo is handled.  In addition,  the
LASH  system  permits the Company to  load  and  unload
these products at the shipper's and the


receiver's  facilities, which are generally located  on
river systems that container and breakbulk  vessels  do
not serve.  During  1993,  the  Company  renewed    its
contract  with International  Paper  for  an additional
ten-year  term ending in 2003.

       Under   the   contract  of  affreightment   with
International  Paper,  the Company  has  retained  each
vessel's cargo capacity on its westbound service.  Over
the  years the Company has established a solid base  of
commercial shippers to which it provides space  on  the
westbound   voyages.  The principal cargoes carried  by
the  Company  on  the westbound service are  high-grade
paper  products,  aluminum slabs,  steel  products  and
other  general  cargo.  Over the last five  years,  the
westbound  utilization rate for these vessels  averaged
approximately 82% per year.

      U. S. Flag.   Waterman is a party to an operating
differential subsidy agreement with the U. S.  Maritime
Administration,   an  agency  of  the   Department   of
Transportation ("MarAd"), that permits the  Company  to
operate  U. S. flag vessels on designated international
trade  routes  and  receive subsidy payments  from  the
United  States government approximating the  excess  of
certain   vessel   expenses,  primarily   wages,   over
comparable  costs  of the Company's  principal  foreign
flag  competitors on the same trade routes.  Under  the
subsidy agreement, which expires on December 31,  1996,
the  Company  operates the U. S. flag LASH vessels  Sam
Houston,  Green  Island, Robert E.  Lee  and  Stonewall
Jackson  on  a  scheduled  liner  service  that   makes
approximately  16  voyages per year (four  per  vessel)
between U. S. Gulf and Atlantic ports and ports in  the
Red Sea, Persian Gulf and Indian Ocean (Trade Route No.
18)  and  ports  in Indonesia, Malaysia  and  Singapore
(Trade  Route  No.  17).   The subsidy  agreement  also
permits the Company to make per year up to 18 calls  to
Egyptian ports on the Mediterranean and up to 12  calls
to  south  and  east Africa ports.   The  Company  also
operates  the  foreign flag FLASH vessels Pine  Forest,
FLASH  I and FLASH II as feeder vessels in this service
in  southeast  Asia.    In 1993, the  Company  received
approximately   $19.3   million   under   its   subsidy
agreement.  See "Item 1. Business - Regulation"  for  a
discussion of the subsidy program.

      On  the  eastbound  portion of  this  service,  a
significant  part of each vessel's cargo  traditionally
has  been  shipped to lesser developed countries  under
the  Public  Law-480  program, pursuant  to  which  the
United States government sells or donates surplus  food
products for export to developing countries.    75%  of
this  cargo  is  reserved for  carriage  by  U.S.  flag
vessels,  if  they  are available at reasonable  rates.
Awards under the Public Law-480 program are made  on  a
voyage-to-voyage  basis  through  periodic  competitive
bidding.   The  remaining eastbound cargo  consists  of
general cargo, including some military equipment.  Over
the  last five years, these vessels generally have been
fully utilized on their eastbound voyages.

      On the westbound portion of this service, the Company provides a significant portion of its cargo space to Goodyear for the transportation of natural rubber under a contract of affreightment expiring in February 1996. Space is also provided on a voyage-to-voyage  basis to other importers  of  natural
rubber,   including   Uniroyal   Goodrich   Tire   Co.,
Bridgestone/Firestone, Inc. and certain members of  the
Rubber  Trade  Association.   The  Company  has  had  a
continuing  relationship with such  companies  and  the
Association since the early 1970s.  The Company's  LASH
barges  are  ideally  suited  for  large  shipments  of
natural  rubber  because  damage  to  rubber   due   to
compression  is minimal as compared to the damage  that
can  occur  when  shipments  are  made  in  traditional
breakbulk  vessels.   As  a  result,  Waterman  is  the
largest  U.S.  flag  carrier  of  natural  rubber  from
southeast  Asia  to the United States.   The  remaining
westbound  cargo  generally consists of  coffee,  jute,
guar,  piece goods and other general cargo.   Over  the
last  five  years,  these vessels generally  have  been
fully utilized on their westbound voyages.

MILITARY SEALIFT COMMAND

      General.  The Company has had contracts with  the
MSC   (or  its  predecessor)  almost  continuously  for
several  decades.  At the present time,  the  Company's
subsidiaries  have nine vessels under contract  to  the
MSC.    These  vessels  are  employed  in   the   MSC's
prepositioning  programs,  which  strategically   place
military  cargo throughout the world, or are  chartered
to  the MSC to service long-term scientific operations.
The  Company  believes  that the  demand  for  military
prepositioning  vessels will increase during  the  next
decade,  notwithstanding planned reductions in  overall
military  spending, because these vessels are vital  to
the   military's   ability  to   respond   quickly   to
international  incidents throughout the  world  without
incurring  the  significant costs of operating  foreign
bases,  some of which also may not be available because
of changing political situations.

      MSC  charters  and contracts are awarded  through
competitive  bidding,  for  fixed  terms  with  options
allowing  the  MSC to extend the charters or  contracts
for  additional periods.  With one exception,  the  MSC
has  always  exercised its extension options,  and  the
Company   generally  has  been  successful  in  winning
renewals  when  the charters and contracts  are  rebid.
All  charters  and contracts require  the  MSC  to  pay
certain   voyage  costs,  including  fuel,   port   and
stevedoring   expenses,  and   certain   charters   and
contracts  include  cost escalation  features  covering
certain of the expenses paid by the Company.

      LASH  Vessels.  The Company charters four  U.  S.
flag  LASH   vessels, the Jeb Stuart,  Austral Rainbow,
Green Valley and Green Harbour, to the MSC  under  time
charters  that expire in April  1994,  September  1994,
November  1994 and  December  1994, respectively,   and
provide the MSC with options to renew each contract for
one  or two additional 17-month periods.  These vessels
are in the MSC's prepositioning force and are stationed
in the Indian Ocean area.

       Ice-Strengthened  Multi-purpose  Vessels.    The
Company  owns and operates the only two U.S. flag  ice-
strengthened multi-purpose vessels, the Green Wave  and
the   Green  Ridge.   These  vessels  are  capable   of
transporting containerized and


breakbulk  cargo  and are used by the MSC  to  resupply
Pacific  rim  military bases and to  supply  scientific
projects  in  the  Arctic  and  Antarctic.   A  renewal
charter  has been entered into for the Green Wave  that
will begin upon termination of the current charter  and
will  extend  through March 1995.  The renewed  charter
may be extended for two additional 17-month periods  at
the  option  of the MSC.  In December 1992,  the  Green
Ridge  commenced a new time charter with the  MSC  that
will  expire in June 1994 and may be extended  for  two
additional 17-month periods at the option of the MSC.

      Roll-On/Roll-Off Vessels.  In 1983  Waterman  was
awarded  a  contract to operate three U. S. flag  roll-
on/roll-off vessels under time charters to the MSC  for
use   by   the  United  States  Navy  in  its  maritime
prepositioning  ship  ("MPS")  program.   These   roll-
on/roll-off vessels represent three out of the four MPS
vessels  currently in the MSC's Atlantic  fleet,  which
provides  support  for the U. S. Marine  Corps.   These
ships, the Sgt. Matej Kocak, Pfc. Eugene A. Obregon and
Maj.  Stephen W. Pless, are designed primarily to carry
rolling  stock  and  containers,  and  can  each  carry
support   equipment  for  17,000  military   personnel.
Waterman   sold  the  three  vessels  to   unaffiliated
corporations shortly after being awarded the  contract,
but  retained  the right to operate the  vessels  under
operating  agreements.  The MSC time charters commenced
in  late  1984  and  early 1985 for  initial  five-year
periods  and  were  renewable at the MSC's  option  for
additional five-year periods up to a maximum of twenty-
five  years.  These vessels are currently operating  in
the  first  five-year option period (the sixth  through
tenth  years  of  the  time charters).   In  1993,  the
Company  reached  agreement with MSC  to  make  certain
reductions   in   future  charter  hire   payments   in
consideration  of fixing the period of  these  charters
for  the full twenty-five years.  The charters will now
terminate  in  the years 2009 and 2010.  The  operating
agreements  are  for  corresponding  periods  and   are
renewed as the charters are renewed.

      Until mid-June 1993, the Company also operated  a
roll-on/roll-off vessel, the Rover, which was  designed
primarily  for horizontal and crane loading of  rolling
stock  and  containers.  The Rover  had  been  operated
under  a  time  charter to the MSC  since  1984.   Upon
expiration of this charter in June 1993, the vessel had
reached  the  end of its economic useful life  and  was
sold for demolition for $1.9 million (as compared to  a
book value of $1.8 million).  A portion of the proceeds
was  used to repay the remaining $1.0 million debt that
was secured by a mortgage on the Rover.

     Semi-submersible barge.  In late 1989, the Company
acquired and commenced operation  of a U. S. flag semi-
submersible barge,  the Caps Express.  The Caps Express
was initially deployed under  a charter to  the MSC and
was used extensively  in Operation Desert Shield/Desert
Storm.   The charter  expired in April 1991 and the MSC
did not exercise  its renewal option under the charter.
Since that time, the Caps  Express  has  been  operated
in  the  commercial market.


PURE CAR CARRIERS

      U.  S.  Flag.  In 1986, the Company entered  into
multi-year   charters  to  carry   Toyota   and   Honda
automobiles  from  Japan  to  the  United  States.   To
service these charters, the Company had constructed two
U.  S.  flag pure car carriers, the Green Bay and Green
Lake,  which are specially designed to carry 4,000  and
4,660  automobiles, respectively.   Both  vessels  were
built in Japan, but are registered under the U.S. flag,
making  them  two  of  only four  U.S.  flag  pure  car
carriers  in  the  Japanese  trade.   In  order  to  be
competitive  with  foreign  flag  vessels  operated  by
foreign  crews, the Company worked in close cooperation
with the unions representing the Company's U.S. citizen
shipboard  personnel.   Service  under  these  charters
commenced  in  the  fourth  quarter  of  1987.    These
charters  were  recently renewed for additional  multi-
year terms.

       Foreign  Flag.   Since  1988,  the  Company  has
transported Hyundai automobiles from Korea primarily to
the  Untied  States  and  Europe  under  two  long-term
charters.   To service these charters, the Company  had
two  new  foreign flag pure car carriers,  the  Cypress
Pass  and  Cypress  Trail, constructed  by  a  shipyard
affiliated  with Hyundai.  Each of the  vessels  has  a
carrying capacity of 4,800 automobiles.

      Under  each  of  the  car carrier  charters,  the
charterers  are responsible for voyage costs  including
fuel,  port and stevedoring expenses while the  Company
is  responsible for normal operating expenses including
crew   wages,  repairs  and  insurance.   The   Hyundai
charters  also  include  escalation  features  covering
certain  of  the expenses paid by the Company.   During
the terms of these charters, the Company is entitled to
its  full  fee  irrespective of the number  of  voyages
completed or the number of cars carried per voyage.

DOMESTIC TRANSPORTATION AND SERVICES

     Coal.  In 1981, the Company entered into a 22-year
contract  expiring in 2004 with a Florida  based  rural
electric  generation and transmission  cooperative  for
the transportation of coal from Mt. Vernon, Indiana  to
Gulf  County, Florida.  Under this contract, which  was
awarded pursuant to competitive bidding, the Company is
annually guaranteed transportation of a minimum of  2.7
million  tons  of  coal through  its  operation  of  14
chartered  towboats,  108 chartered  super-jumbo  river
barges and three such barges that it owns.  Under  this
contract,  the Company has typically transported  three
million  tons  of  coal  per year.   To  protect   both
parties  against cost variations, the contract contains
escalation and de-escalation clauses designed to adjust
the  contract  price for fluctuations  in  fuel  costs,
wages  and  other operating expenses.  The  Company  is
also  responsible  for  unloading  the  barges  at  the
discharge   point   in   Gulf   County,   Florida   and
transferring the coal into railcars.  To


facilitate this process, the Company owns and operates an automated terminal facility. The terminal can be operated by relatively few employees and is capable of loading and unloading three times the amount of coal currently transported through the facility under the contract.

     Molten Sulphur.  The Company recently entered into
a  15-year transportation contract with an affiliate of
Freeport-McMoRan, Inc. for which it is having  built  a
24,000 deadweight ton molten sulphur carrier that  will
carry  molten  sulphur  from a sulphur  mine  in  south
Louisiana  to  a fertilizer plant on the  Florida  Gulf
Coast.   Under the terms of this contract, the  Company
will  be guaranteed the transportation of a minimum  of
1.8  million  tons of sulphur per year.   The  contract
also  gives  Freeport three five-year renewal  options.
The vessel is now under construction and is expected to
be  delivered and begin service late summer 1994.   See
"Item  7.  Management's  Discussion  and  Analysis   of
Financial   Condition  and  Results  of  Operations   -
Liquidity and Capital Resources."

      LITCO Facility.  During 1991, the Company entered
into  an  agreement  with Cooper/T.  Smith  Stevedoring
pursuant  to which the Company acquired a 50%  interest
in   a  newly  constructed,  all  weather  rapid  cargo
transfer   facility  in  the  river  port  of  Memphis,
Tennessee  for  handling  LASH  barges  transported  by
subsidiaries  of the Company in its U. S.  and  foreign
flag LASH liner services.  The terminal began operation
in  May  1992  and  provides  287,500  square  feet  of
enclosed warehouse and loading/discharging stations for
LASH barge, rail, truck and heavy-lift operations.   In
June 1993, the Company purchased the other 50% interest
for  $1.9  million  from Cooper/T.  Smith  Stevedoring,
which  will  continue to manage the  facility  under  a
management agreement with the Company.

INVESTMENTS IN SPECIALIZED VESSELS

      Liquid  Petroleum  Gas.   In  1985,  the  Company
purchased  a  one-third  interest  in  A/S  Havtor,   a
Norwegian  company that owns interests in and charters-
out  on  a long-term basis vessels specializing in  the
transportation  of  liquid petroleum  gas  and  various
chemical products.  During the three months ended March
31,  1993,  the Company sold an 18.5% interest  in  A/S
Havtor for $7.6 million,  thereby reducing its interest
to  approximately  14.8%.  Of the  $7.6  million  sales
price,  $2.8 million was paid in cash and $4.8  million
was  represented  by a promissory note  payable  on  or
before  June 30, 1996 and bearing interest at 7.5%  per
annum.   The Company also has a 14% equity interest  in
A/S  Havtor  Management,  a Norwegian  ship  management
company affiliated with A/S Havtor.

       During   1990,   the   Company   increased   its
participation  in the liquid petroleum  gas  market  by
acquiring a 10% interest in a 56,000 cubic meter liquid
petroleum  gas  carrier that was  delivered  and  began
operation during 1993.


      Combination  Dry Cargo/Petroleum  Products.   LCI
holds  a  50% equity interest in two foreign  entities,
one  of  which owns two combination dry cargo/petroleum
products  (PROBO)  vessels,  and  the  other  of  which
operates  the  vessels under long-term  charters  to  a
European  marketing and profit-sharing pool  consisting
of  these two vessels and four identical sister  ships.
Under these charters, the pool operates and markets the
vessels  in  exchange  for monthly  payments  that  are
periodically  adjusted under a profit-sharing  formula.
PROBO   vessels  are  able  to  carry  various  refined
petroleum  products and drybulk cargoes on back-to-back
voyages  because of their ability to rapidly self-clean
their   cargo   holds  between  voyages  with   minimal
shoreside support.

ANCILLARY SERVICES

      The  Company  has several subsidiaries  providing
ship  charter  brokerage, agency,  barge  fleeting  and
other    specialized   services   to   the    Company's
subsidiaries and, in the case of ship charter brokerage
and  agency  services, to unaffiliated companies.   The
income  produced by these services substantially covers
the   related   overhead  expenses.    These   services
facilitate the Company's operations by allowing  it  to
avoid  reliance  on  third  parties  to  provide  these
essential  shipping services.  The Company also  has  a
50%  equity interest in a firm offering ship management
services in Singapore.

MARKETING

       The   Company  maintains  marketing  staffs   in
Washington,  D.  C.,  New York, New  Orleans,  Houston,
Chicago,   Baltimore,  San  Francisco,  Rotterdam   and
Singapore  and maintains a network of marketing  agents
in  major  cities  around  the  world  who  market  the
Company's  liner, charter and contract  services.   The
Company  markets  its foreign flag LASH  liner  service
under the trade name "Forest Lines", and its U.S.  flag
LASH  liner service between the U. S. Gulf and Atlantic
coast  ports  and South Asia ports under  the  Waterman
house  flag.   The Company advertises  its  service  in
trade publications in the United States and abroad.

INSURANCE

      The  Company  maintains protection and  indemnity
("P&I") insurance to cover liabilities arising  out  of
the    ownership   or   operation   of   vessels   with
Assuranceforeningen  GARD and  the  Standard  Steamship
Owners'  Protection  & Indemnity Association  (Bermuda)
Ltd.,    which   are   mutual   shipowners'   insurance
organizations commonly referred to as P&I clubs.   Both
clubs  are participants in and subject to the rules  of
their    respective   international   group   of    P&I
associations.  The premium terms and conditions of  the
P&I  coverage provided to the Company are  governed  by
the rules of each club.


     The Company maintains hull and machinery insurance
policies  on each of its vessels in amounts related  to
the  value  of  each vessel.  This insurance  coverage,
which  includes  increased  value,  freight  and   time
charter  hire, is maintained with a syndicate  of  hull
underwriters  from the United States,  British,  French
and   Scandinavian  insurance  markets.   The   Company
maintains  war risk insurance on each of the  Company's
vessels  in  an  amount equal to  each  vessel's  total
insured  hull  value.  War  risk  insurance  is  placed
through  underwriters  from  British,  U.S. and  French
insurance  markets and covers physical  damage  to  the
vessels  and  P&I  risks for which  coverage  would  be
excluded  by reason of war exclusions under either  the
hull policies or the rules of the applicable P&I club.

      The Company also maintains loss of hire insurance with underwriters from the U.S. and the Norwegian markets to cover its loss of revenue in the event that a vessel is unable to operate for a certain period of time due to loss or damage arising from the perils covered by the hull and machinery policy.

       Insurance   coverage  for  shoreside   property,
shipboard  consumables  and  inventory,  spare   parts,
workers'  compensation, office  contents,  and  general
liability risks are maintained with underwriters in the
United  States and British markets.  The  Company  also
carries insurance to meet liabilities that could  arise
from  the  discharge of oil or hazardous substances  in
U.S., international and foreign waters.

      Insurance  premiums  for the  coverage  described
above  vary  from  year  to  year  depending  upon  the
Company's loss record and market conditions.  In  order
to  reduce  premiums,  the  Company  maintains  certain
deductible and co-insurance provisions that it believes
are   prudent  and  generally  consistent  with   those
maintained  by other shipping companies and  in  recent
years  has  increased the self-insurance portion  under
its insurance program.

REGULATION

     The Company's operations between the United States
and  foreign countries are subject to the Shipping  Act
of  1916, as amended  (the "Shipping Act"),  which   is
administered by the Federal Maritime  Commission,   and
certain provisions  of  the  Federal  Water   Pollution
Control Act,  the  Oil Pollution  Act   of   1990   and
the   Comprehensive Environmental Response Compensation
and Liability Act, all of which are administered by the
U. S. Coast  Guard, and  certain  other  international,
federal,   state  and   local  laws  and   regulations,
including  international conventions   and   laws   and
regulations  of  the  flag   nations  of  its  vessels.
Pursuant to the requirements of  the  Shipping Act, the
Company  has   on  file  with  the   Federal   Maritime
Commission  tariffs  reflecting   the  outbound     and
inbound  prices currently charged  by  the Company   to
transport cargo between the United  States and  foreign
countries  as a  common  carrier.    These  tariffs are
filed by the Company either individually  or in connec-
tion with its participation as  a  member  of  rate  or
conference agreements, which  are agreements that (upon
becoming  effective  following filing


with the Federal Maritime Commission) permit the members
to agree  concertedly upon rates  and practices relating
to the  carriage of  goods in  U. S.  and  foreign ocean
commerce.   Tariffs filed  by  a company unilaterally or
collectively  under rate  or  conference  agreements are
subject to Federal Maritime Commission  approval.   Once
a   rate  or conference agreement is filed, rates may be
changed  in  response to  market  conditions on 30 days'
notice,  with respect  to a rate increase, and one day's
notice,  with respect to a rate decrease.

      The Merchant Marine Act of 1936, as amended  (the
"Merchant Marine Act")  authorizes  the Federal govern-
ment  to pay an operating differential subsidy  ("ODS")
to U. S. flag vessels employed in  the foreign trade of
the  United  States. Under  the  subsidy program, MarAd
is authorized to  pay  qualified  U.S.  flag  operators
(i)  the  differential  between  U. S. and foreign crew
wage  costs and (ii)  the  differential   between  U.S.
and  foreign   costs   of  protection   and   indemnity
insurance, hull and machinery insurance, and maintenance
and repairs not compensated by insurance,  so that U.S.
ships can  compete  on  an equal  footing  with   their
lower-cost    foreign competitors.  To  qualify for the
subsidy, vessels  must be  built  in the United States,
documented  under  the U.S.  flag  and  be at least 75%
owned by U.S. citizens. Under  subsidy contracts, which
are typically 20  years in  length,  operators  provide
service  on  "essential trade  routes" as determined by
MarAd.  Each subsidized operator  is required to employ
its vessels between a stated minimum and maximum number
of sailings each year. Currently, four liner operators,
including Waterman, and 13 bulk carrier operators  hold
subsidy contracts  for a total of 54 liner and 29  bulk
ships.  Total U.S. governmental subsidy  appropriations
for  the  fiscal year  ending  September 30, 1994  were
$240.9 million, and $214.0  million has  been requested
for  the  fiscal  year  ending   September  30,   1995.
Approximately 85% of the  aggregate  subsidy is paid to
offset  crew wage differentials.

      Since  1981, the Federal government  has  entered
into  no  new  subsidy contracts.  In  1991,  the  Bush
administration  announced that current contracts  would
be  honored, but no new contracts would be entered into
as   the  old  contracts  expire.   Waterman's  subsidy
contract  expires on December 31, 1996, and  all  other
subsidy  agreements  with  U.S.  flag  liner  operators
expire  on  December 31, 1997.   Recently,  the Clinton
administration  proposed  a  new  ten  year    Maritime
Security  Program ("MSP") to be funded at  a  level  of
approximately $1 billion.  Under this proposal,  direct
payments  for  U.S. flag vessels operating  in  foreign
trade  would  be  authorized,  beginning in fiscal year
1995  and  ending  in  fiscal  year  2004, provided the
vessels  remain in active commercial service under  the
American flag   and  are  available to the Secretary of
Defense  in  times  of   emergency.  In  addition,  the
proposal would allow current  ODS ship  operators, such
as Waterman, to keep ships  under the ODS program until
existing  ODS contracts expire, but they may also apply
for inclusion of other vessels  under the  MSP.  Annual
payments  under  the MSP would no longer  be based on a
wage differential, as  they are under the  current  ODS
program, but are  fixed amounts,  not to  exceed   $2.5
million  per ship  for the  first  three  years  of the
program and $2.0 million  per  ship  for  each  of  the
remaining years.  Restrictions  on


vessel acquisition,  trade  routes and  foreign  vessel
operators  would  also be  relaxed  for ship  operators
under both programs.  A bill similar to the administra-
tion  bill   overwhelmingly   passed   the    House  of
Representatives last year. Action on the administration
bill is expected  this year in  the  Senate.   However,
there  can be no assurance that a maritime reform  bill
will  be  adopted by Congress or, if adopted,  that  it
will  be  signed  by  the President.   Therefore, it is
possible  that  the   existing  ODS  program   will  be
terminated and not be replaced by a new program.

     Seven of the Company's U.S. flag LASH vessels were
constructed  with the aid of construction  differential
subsidies and Title XI loan guarantees administered  by
MarAd,  the  receipt of which obligates the Company  to
comply   with  various  dividend  and  other  financial
restrictions.   Vessels constructed  with  the  aid  of
construction differential subsidies may not be operated
in  domestic  coastwise trade or  domestic  trade  with
Hawaii, Puerto Rico or Alaska without the permission of
MarAd   and   without  repayment  of  the  construction
differential  subsidy  under a formula  established  by
law.   Recipients of Title XI loan guarantees must  pay
an annual fee of up to 1% of the loan amount.

      Under  the Merchant Marine Act, U.S. flag vessels
are  subject  to requisition or charter by  the  United
States   whenever  the  President  declares  that   the
national security requires such action.  The owners  of
any  such  vessels  must receive just  compensation  as
provided  in the Merchant Marine Act, but there  is  no
assurance  that  lost profits, if any,  will  be  fully
recovered.   In  addition, during any extension  period
under  each  MSC charter or contract, the MSC  has  the
right  to terminate the charter or contract on 30 days'
notice.   However,  the  MSC has never  exercised  such
termination right with respect to the Company.

     Certain of the Company's operations, including its
subsidized  U.S.  flag  LASH  liner  service  and   its
carriage  of U.S. foreign aid cargoes, as well  as  the
Company's   coal   and  molten  sulphur  transportation
contracts  and  its  Title  XI financing  arrangements,
require the Company to be as much  as 75% owned by U.S.
citizens.  The Company monitors its stock ownership  to
verify    its   continuing   compliance   with    these
requirements  and has never had more  than  1%  of  its
common  stock  held  of  record by  non-U.S.  citizens.
However,  the  Company's  charter  and  stock  transfer
procedures  do  not  prohibit the  acquisition  of  its
common stock by non-U.S. citizens and no assurance  can
be  given  that  the Company will remain in  compliance
with these requirements in the future.

      The  Company  is required by various governmental
and  quasi-governmental  agencies  to  obtain  permits,
licenses  and certificates with respect to its vessels.
The   kinds   of  permits,  licenses  and  certificates
required  depend upon such factors as  the  country  of
registry,  the  commodity transported,  the  waters  in
which  the  vessel  operates, the  nationality  of  the
vessel's crew, the age of the vessel and the status  of
the   Company  as  owner  or  charterer.   The  Company
believes that it has or can


readily obtain all permits, licenses and certificates necessary to permit its vessels to operate.


COMPETITION

     The shipping industry is intensely competitive and
is  influenced by events largely outside the control of
shipping companies.  Varying economic factors can cause
wide  swings  in  freight rates and  sudden  shifts  in
traffic patterns.  Vessel  redeployments and new vessel
construction can  lead to  an  overcapacity of  vessels
offering the same service or  operating  in  the   same
market.   Changes  in  the  political   or   regulatory
environment can also create  competition  that  is  not
necessarily based on normal considerations  of   profit
and  loss.  The  Company's  strategy   is   to   reduce
competitive  pressures  and  the  effects   of cyclical
market conditions by operating  specialized vessels  in
identifiable market segments and deploying a substantial
number of its vessels under medium-to long-term charters
or  contracts  and  on  trade  routes  where   it   has
established market shares.  The  Company also seeks  to
compete effectively in the  traditional areas of price,
reliability and timeliness of service.

       Competition  principally  comes  from   numerous
breakbulk   vessels  and,  occasionally,  containerized
vessels.

      Much  of  the  Company's revenue is generated  by
contracts  with  the  MSC  and contracts  to  transport
Public Law-480 U.S. government-sponsored cargo, a cargo
preference  program requiring that 75% of  all  foreign
aid  "Food for Peace" cargo must be transported on U.S.
flag  vessels,  if  they  are available  at  reasonable
rates.   The  Company  competes  with  all  U.S.   flag
companies, including Overseas Shipholding Group,  Inc.,
OMI  Corporation, Marine Transport Lines, Inc., Farrell
Lines, Inc., Lykes Brothers Steamship Company, Sea-Land
Service,  Inc. and American President Lines,  Inc.  for
the   MSC   work   and   the  Public   Law-480   cargo.
Additionally,    the   Company's   principal    foreign
competitors   include  Hoegh  Lines,   Star   Shipping,
Wilhelmsen  Lines,  and  the  Shipping  Corporation  of
India.

      The  Company's  foreign flag LASH  liner  service
faces  competition  from foreign flag  liner  operators
and,  to  a  lesser  degree,  from  U.  S.  flag  liner
operators,   including   those   receiving    operating
differential subsidies.  In addition, during periods in
which the Company participates in conference agreements
or  rate agreements, competition includes not only  the
other  participants obligated to charge the same rates,
but also non-participants charging lower rates.

       Because the Company's LASH barges are used primarily to transport large items, such as forest products, natural rubber and steel, that cannot be transported as efficiently in containerized vessels, the Company's LASH fleet often has a competitive advantage over these vessels for this type of cargo.
In  addition, the


Company  believes that the ability  of its  LASH system
to operate in shallow harbors and river systems and its
specialized knowledge of these harbors and river systems
give  it  a   competitive  advantage over operators  of
containerized and breakbulk vessels, which vessels  are
too large to operate in these areas.

      The  Company's  U.S. and foreign  flag  pure  car
carriers  operate  worldwide in markets  where  foreign
flag  vessels  with  foreign  crews  predominate.   The
Company  believes that its U.S. flag pure car  carriers
can continue to compete effectively if it continues  to
receive  the  cooperation of its unions in  controlling
costs.

EMPLOYEES

      The  Company employs approximately 425  shipboard
personnel  and  375 shoreside personnel.   The  Company
considers relations with its employees to be excellent.

      All of the Company's U.S. shipboard personnel and
certain  Shoreside personnel are covered by  collective
bargaining  agreements.   Central  Gulf,  Waterman  and
other U.S. shipping companies are subject to collective
bargaining agreements for shipboard personnel in  which
the  shipping  companies servicing U.S. Gulf  and  East
coast  ports  also must make contributions  to  pension
plans  for  dockside workers.  The Employee  Retirement
Income  Security Act of 1974, as amended, provides  for
liabilities   for  withdrawal  from  a   multi-employer
pension  plan  if  an employer reduces  its  operations
below a minimum level.  It is possible that the failure
or  withdrawal  of  any shipping company  employer  may
cause other employers (such as the Company) to increase
their   plan  contributions  or  result  in  additional
potential  liability.  The Company has  experienced  no
strikes or other significant labor problems during  the
last ten years.


ITEM 2.  PROPERTIES

      Vessels.   Of the 27 ocean-going vessels  in  the
Company's fleet, 20 are owned by the Company,  two  are
leased,  three  are operated under operating  contracts
and   two   are  owned  and  operated  by  a  Norwegian
partnership  in which the Company has a  50%  interest.
Of  the 1,650 LASH barges operated in conjunction  with
the  Company's LASH and FLASH vessels, the Company owns
1,330 barges and leases 320 barges under leases with 12-
year  terms expiring in late 2003 and early 2004.   The
Company  also  owns  approximately 50  additional  LASH
barges,  which  are  not required  for  current  vessel
operations.  All of the Company's barges are registered
under the U.S. flag.  The Company time charters-in  108
super-jumbo  river barges (and owns three such  barges)
and   14   towboats  specially  built   to   meet   the
requirements   of  the  Company's  coal  transportation
contract.   The  Company also owns  18  standard  river
barges which are re-chartered to unaffiliated companies
on  a  short-term basis.  Until May 1993, these  barges
were  bareboat  chartered-in  from


affiliates  of  the Company.   Upon  the  expiration of
these  bareboat  charters, the  Company  purchased  the
barges from  these affiliates  for  $1.6 million in the
aggregate.

      Except for the approximately 50 LASH barges  that
are  not required for the Company's operations, all  of
the  vessels  owned, operated or leased by the  Company
are  in  good  condition.  Since 1988, the Company  has
completed  life  extension work on  six  LASH  vessels,
completed  the  refurbishment  of  approximately  1,300
related barges and acquired 167 LASH barges at a  total
cost of $118.7 million.  Management believes that   the
useful lives  of these  vessels have been extended   by
this work  through  at  least  2003. Under governmental
regulations, insurance  policies  and  certain  of  the
Company's financing  agreements   and   charters,   the
Company  is  required  to  maintain   its  vessels   in
accordance  with standards  of  seaworthiness,   safety
and   health prescribed  by governmental regulations or
promulgated by certain vessel classification societies.
Vessels in the fleet  are  maintained   in   accordance
with  governmental  regulations  and the highest class-
ification standards  of the American Bureau of Shipping
or,  for certain  vessels  of   foreign   registry,  of
Norwegian  Veritas  or  Lloyds  Register classification
societies.

      Certain of the vessels and barges owned by the Company's subsidiaries are mortgaged to various lenders to secure such subsidiaries' long-term debt. See Note
B  of the Notes to the Company's Consolidated Financial
Statements included elsewhere herein.

       Other   Properties.   The  Company  leases   its
corporate    headquarters   in   New    Orleans,    its
administrative and sales office in New York and  office
space  in Houston, Chicago and Washington, D.  C.   The
Company  also leases space in St. Charles  and  Orleans
Parishes,   Louisiana  for  the  fleeting  of   barges.
Additionally, the Company leases a terminal in Memphis,
Tennessee that is a totally enclosed multi-modal  cargo
transfer  facility.   In  1993,  the  aggregate  annual
rental  payments  under  these  operating  leases  were
approximately $ 1.8 million.

      The  Company owns two separate facilities in  St.
Charles Parish, Louisiana and one facility in Jefferson
Parish, Louisiana that are used primarily for the storage and fleeting of barges. The Company also owns a terminal in Gulf County, Florida that is used in its coal transportation contract.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is a defendant in various lawsuits that have arisen in the ordinary course of its business in which claimants seek damages of various amounts for personal injuries, property damage and other matters.
All material claims asserted under lawsuits of this nature are covered by insurance.


ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF  SECURITY
           HOLDERS
                             None


ITEM 4a.  EXECUTIVE OFFICERS AND DIRECTORS OF  THE
          REGISTRANT


     Set forth below is information concerning the directors and executive officers of the Company.

Name                            Current  Position
____                            _________________

Niels W. Johnsen                Chairman and Chief
                                   Executive Officer

Erik  F.  Johnsen               President, Chief Operating
                                   Officer and Director

Harold S. Grehan, Jr.           Vice President and Director

Niels M. Johnsen                Vice President and Director

Erik L. Johnsen                 Vice President

Stanley E. Morrison             Treasurer

Gary L. Ferguson                Vice President and Chief
                                   Financial Officer

Laurance Eustis                 Director

Raymond V. O'Brien, Jr.         Director

Edwin Lupberger                 Director

      Niels  W. Johnsen, 71, has been the Chairman
and  Chief Executive Officer of the Company  since
its commencement of operations in 1979 and is also
Chairman  and Chief Executive Officer of  each  of
the   Company's   principal   subsidiaries.     He
previously  served  as  Chairman  of  Trans  Union
Corporation's ocean shipping group of companies from December 1971 through May 1979. He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans
Union acquired Central Gulf in 1971. He is also a director and trustee of Atlantic Mutual Companies, an insurance company and a director of Reserve
Fund, Inc., a money market fund.

      Erik F. Johnsen, 68, has been the President,
Chief  Operating  Officer  and  Director  of   the
Company  since  its commencement of operations  in
1979 and is also the President and Chief Operating
Officer   of  each  of  the  Company's   principal
subsidiaries except Waterman where he is  Chairman
of   the  Executive  Committee.   Along  with  his
brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and has served as its President since 1966. Mr. Johnsen is also a director of First Commerce Corporation, a bank holding company.

      Harold S. Grehan, Jr., 66, is Vice President
of  the  Company.  He joined Central Gulf in  1958
and  became  Vice President in 1959,  Senior  Vice
President in 1973 and Executive Vice President and
Director   in  1979.   He  participated   in   the
development of the Company's LASH program and has direct responsibility for conventional and LASH vessel traffic movements.

      Niels  M. Johnsen, 48, is Vice President  of
the Company.  Mr. Johnsen has served as a director
of  the  Company  since  April  1988.   He  joined
Central Gulf on a full time basis in 1970 and held
various  positions with the Company  before  being
named   Vice  President  in  1986.   He  is   also
President  of  N.  W.  Johnsen  &  Co.,  Inc.,   a
subsidiary of the Company engaged in ship and cargo charter brokerage. He is the son of Niels
W. Johnsen.

     Erik L. Johnsen, 36, is Vice President of the
Company.  He joined Central Gulf in 1979 and  held
various  positions with the Company  before  being
named   Vice  president  in  1987.   He  is   also
President of Sulphur Carriers, Inc., a wholly-owned subsidiary of the Company. He is the son of Erik F. Johnsen.

      Stanley E. Morrison, 66, is Treasurer of the
Company,  a  position he assumed  when  he  joined
Central Gulf in 1959.

      Gary L. Ferguson, 53, is Vice President  and
Chief Financial Officer of the Company.  He joined
Central   Gulf  in  1968  where  he  held  various
positions  with the Company prior to  being  named
Controller in 1977, and Vice President  and  Chief
Financial Officer in 1989.

     Laurance Eustis, 80, has served as a director of the Company since 1979. He is the Chairman of the Board of Eustis Insurance, Inc., mortgage banking and general insurance, located in New
Orleans, Louisiana. Mr. Eustis is also a director of First Commerce Corporation, a bank holding company, and Pan American Life Insurance Company.

      Raymond V. O'Brien, Jr., 66, has served as a
director  of  the Company since  1979.   He  is  a
director  of  Emigrant Savings Bank and  Community
Preservation Corporation, New York, New York.

     Edwin Lupberger, 57, has served as a director
of the Company since April 1988.  Mr. Lupberger is
the Chairman of the Board, Chief Executive Officer
and  Director  of Entergy Corporation ("Entergy"),
Arkansas Power & Light Company, Louisiana Power  &
Light  Company, Mississippi Power & Light  Company
and New Orleans Public Service, Inc.; Chairman  of
the Board and director of System Energy Resources,
Inc.,  each  of which is a wholly-owned subsidiary
of  Entergy.   He  also  is a  director  of  First
Commerce Corporation, a bank holding company.

                           PART  II

ITEM  5.    MARKET  FOR THE REGISTRANT'S  COMMON  STOCK
            AND RELATED SECURITY HOLDER MATTERS.

      The  information called for by Item 5 is included
in  the  1993  Annual  Report to  Shareholders  in  the
section entitled "Common Stock Prices and Dividends for
Each  Quarterly  Period  of  1992  and  1993"  and   is
incorporated herein by reference to page 19 of  Exhibit
13 filed with this 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

      The information called for by Item 6 is included in the 1993 Annual Report to Shareholders in the section entitled "Summary of Selected Consolidated
Financial Data" and is incorporated herein by reference to page 1 of Exhibit 13 filed with this 10-K.

ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The  information called for by Item 7 is included
in  the  1993  Annual  Report to  Shareholders  in  the
section entitled "Management Discussion and Analysis of
Financial Condition and Results of Operations"  and  is
incorporated herein by reference to pages 2  through  4
of Exhibit 13 filed with this 10-K.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets as of December 31,
1993,   and   December  31,  1992,  and   the   related
consolidated   statements   of   income,   changes   in
stockholders' investment and cash flows for each of the
three  years in the period ended December 31, 1993  are
included  in the 1993 Annual Report to the Shareholders
and  are  incorporated herein by reference to  pages  5
through  9  of Exhibit 13 filed with this  10-K.   Such
statements have been audited by Arthur Andersen & Co., independent public accountants, as set forth in their report included in such Annual Report and incorporated herein by reference to page 20 of Exhibit 13 filed with this 10-K.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

                             None

                          PART   III


ITEM  10.   DIRECTORS  AND EXECUTIVE  OFFICERS  OF  THE
            REGISTRANT

       The  information  called  for  by  Item  10   is
incorporated herein by reference to Item 4a,  Executive
Officers and Directors of the Registrant.


ITEM 11.  EXECUTIVE COMPENSATION

      The information called for by Item 11 is included on pages 6, 7 and 8 of the Company's definitive proxy statement dated March 11, 1994, filed pursuant to
Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.


ITEM  12.   SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL
            OWNERS AND MANAGEMENT

      The information called for by Item 12 is included on pages 2, 3, 4 and 5 of the Company's definitive proxy statement dated March 11, 1994, filed pursuant to
Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is included on pages 2, 3, 4, 5, 8 and 9 of the Company's definitive proxy statement dated March 11, 1994, filed pursuant to Section 14(a) of the Securities Exchange
Act of 1934, and is incorporated herein by reference.

                           PART  IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

      The following financial statements, schedules and
exhibits are filed as part of this report:
     (a)  1.   Financial Statements
               ____________________
          The   following   financial  statements   and
          related  notes are included in the  Company's
          1993  Annual Report to Shareholders  and  are
          incorporated herein by reference to  pages  5
          through 20 of Exhibit 13 filed with this 10-K.

            Consolidated  Balance  Sheets  at  December
            31, 1993 and 1992

            Consolidated Statements of Income  for  the
            years  ended December 31, 1993,  1992,  and
            1991

            Consolidated  Statements  of   Changes   in
            Stockholders'  Investment  for  the   years
            ended December 31, 1993, 1992 and 1991

            Consolidated Statements of Cash  Flows  for
            the  years  ended December 31,  1993,  1992
            and 1991

            Notes to Consolidated Financial Statements

            Report of Independent Public Accountants

          2.   Financial Statement Schedules
               _____________________________
          The  list  of  financial statement  schedules
          required   by   Item  8  and  Item   14   are
          incorporated herein by reference to pages 27, 28, 29 and 30 of this document.

            Report of Independent Public Accountants on Supplemental Schedules

            Supplemental Schedules (Consolidated)
                 Schedule  V   -  Property
                 Schedule  VI  -  Accumulated Depreciation
                 Schedule  X   -  Supplemental Income
                                    Statement Information

          3.   Exhibits
               ________
           (3)   Restated Certificate of Incorporation,as  amended,
                 and  By-Laws of  the  Registrant (filed   with the
                 Securities and Exchange Commission as Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference)

           (4)   Specimen  of Common Stock  Certificate (filed as an
                 exhibit to the Company's Form 8-A  filed with   the
                 Securities and Exchange Commission on April 25, 1980 and incorporated herein by reference)

           (4.1) Form of Indenture between the  Company and The Bank
                 of New York, as Trustee with respect to the 9% Senior Notes (filed with the Securities and Exchange Commission on May 5, 1993 as Exhibit 4(c) to the
                 Company's  Registration  Statement  on  Form   S-2
                 [Registration No. 33-62168] and incorporated herein by reference)

           (4.2) Form of 9% Senior Note (filed with the Securities and Exchange Commission on May 5, 1993 as Exhibit 4(d) to the Company's Registration Statement on Form S-2 [Registration No. 33-62168] and incorporated herein by reference)

            (11) Statement  regarding  Computation  of Earnings per Share

            (13) 1993 Annual Report to Shareholders

            (21) Subsidiaries  of International Shipholding Corporation


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

(c) The Index of Exhibits and required Exhibits are included following the Financial Statement Schedules beginning at page 31 of this Report.

(d)  The Index to Consolidated Financial Statements and
     Supplemental  Schedules  are  included  following   the
     signatures beginning at page 26 of this Report.

                          SIGNATURES

      Pursuant  to  the requirements of Section  13  or
15(d)  of  the  Securities Exchange Act  of  1934,  the
registrant has duly caused this report to be signed  on
its   behalf   by   the  undersigned,  thereunto   duly
authorized.

                INTERNATIONAL  SHIPHOLDING  CORPORATION
                              (Registrant)


                         /s/ Gary L. Ferguson
March 23, 1994      By   ______________________________
                         Gary L. Ferguson
                            Vice President, Chief Financial
                            Officer and Principal Accounting
                            Officer

      Pursuant  to  the requirements of the  Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               INTERNATIONAL SHIPHOLDING CORPORATION
                            (Registrant)


                         /s/ Niels W. Johnsen
March 23, 1994      By   ____________________________
                         Niels W. Johnsen
                           Chairman  of the Board, Director
                              and  Chief Executive Officer


                         /s/ Erik F. Johnsen
March 23, 1994      By   _____________________________
                         Erik F. Johnsen
                         President and Director


                         /s/ Harold S. Grehan, Jr.
March 23, 1994      By   _____________________________
                         Harold S. Grehan, Jr.
                         Vice President and Director


                         /s/ Laurance Eustis
March 23, 1994      By   __________________________
                         Laurance Eustis
                         Director

                         /s/ Edwin Lupberger
March 23, 1994      By   __________________________
                         Edwin Lupberger
                         Director



                         /s/ Raymond V. O'Brien, Jr.
March 23, 1994      By   ___________________________
                         Raymond V. O'Brien, Jr.
                         Director


                         /s/ Niels M. Johnsen
March 23, 1994      By   ___________________________
                         Niels M. Johnsen
                         Vice President and Director


                         /s/ Gary L. Ferguson
March 23, 1994      By   ____________________________
                         Gary L. Ferguson
                            Vice President, Chief Financial
                            Officer and Principal Accounting Officer

             INTERNATIONAL SHIPHOLDING CORPORATION

      INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES



                                                    Page
                                                    Number
                                                    ______
Report of Independent Public Accountants on
   Supplemental Schedules                           27

Supplemental Schedules (Consolidated)
Schedule V  -  Property                             28
Schedule VI -  Accumulated Depreciation             29
Schedule X  -  Supplemental Income Statement
                  Information                       30

All other schedules are not submitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                    SUPPLEMENTAL SCHEDULES



To International Shipholding Corporation:



We  have  audited in accordance with generally accepted
auditing    standards,   the   consolidated   financial
statements included in the Company's 1993 Annual Report
to  Shareholders incorporated by reference in this Form
10-K,  and have issued our report thereon dated January
18,  1994.   Our  audit was made  for  the  purpose  of
forming an opinion on those financial statements  taken
as  a whole.   Schedules V, VI, and X are presented for
purposes  of complying with the Securities and Exchange
Commission's  rules  and are  not  part  of  the  basic
financial  statements taken as a whole. These schedules
have   been  subjected  to   the   auditing  procedures
applied in the audit of the basic  financial statements
and, in our opinion, fairly  state  in  all    material
respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                              ARTHUR ANDERSEN & CO.

New Orleans, Louisiana
    January 18, 1994

                                                        SCHEDULE V
             INTERNATIONAL SHIPHOLDING CORPORATION

                           PROPERTY
                  (All Amounts in Thousands)

                       Vessels   Other                         Furniture
                        and      Marine     Terminal             and       Total
                       Barges    Equipment  Facilities  Land   Equipment  Property
_____________________________________________________________________________________
Balance at
  December 31, 1990    344,770   6,524       13,205      2,483      5,159  372,141
                       _______  _______     _______     _______   _______   _______

 Additions at Cost      30,315     823           --         --        680   31,818
 Retirements or Sales     (176) (2,677)          --       (357)       (48)  (3,258)
                       _______  _______     _______      _______  _______   _______
Balance at
  December 31, 1991    374,909   4,670       13,205       2,126     5,791  400,701
                       _______  _______     _______      _______  _______   _______

 Additions at Cost      61,735     550           16         402     2,165   64,868
 Retirements or Sales   (3,027) (1,087)          --          --       (95)  (4,209)
                       _______  _______     _______      _______  _______   ________
Balance at
  December 31, 1992    433,617   4,133       13,221        2,528    7,861  461,360
                       _______  _______     _______      _______  _______  _______

 Additions at Cost      14,184    (287)       4,300         (211)   2,409   20,395
 Retirements or Sales  (15,372)     (4)          --           --     (594) (15,970)
                       _______  _______     _______      _______  _______  ________

Balance at
  December 31, 1993   $432,429 $ 3,842      $17,521      $ 2,317  $ 9,676 $465,785
                      ======== =======      =======      =======  ======= ========

                                                       SCHEDULE VI

             INTERNATIONAL SHIPHOLDING CORPORATION

                   ACCUMULATED DEPRECIATION
                  (All Amounts in Thousands)

                       Vessels   Other                  Furniture     Total
                        and      Marine     Terminal       and     Accumulated
                       Barges    Equipment  Facilities  Equipment  Depreciation
____________________________________________________________________________
Balance at
  December 31, 1990    120,552     5,422     5,233       2,933      134,140
                       _______   _______   _______     _______     ________

 Provisions             22,723       541       611         695       24,570
 Retirements or Sales       --    (2,677)       --         (34)      (2,711)
                       _______   _______   _______     _______     ________
Balance at
  December 31, 1991    143,275     3,286     5,844       3,594      155,999
                       _______   _______   _______     _______     ________

 Provisions             21,255       303       613         643       22,814
 Retirements or Sales   (1,237)      (65)       --         (56)      (1,358)
                       _______   _______   _______     _______     ________
Balance at
  December 31, 1992    163,293     3,524     6,457       4,181      177,455
                       _______   _______   _______     _______     ________

 Provisions             22,708       420       589       1,161       24,878
 Retirements or Sales  (11,845)       (3)       --        (561)     (12,409)
                       _______   _______   _______     _______     ________
Balance at
  December 31, 1993   $174,156   $ 3,941   $ 7,046     $ 4,781     $189,924
                      ========   =======   =======     =======     ========

                                                            SCHEDULE X
             INTERNATIONAL SHIPHOLDING CORPORATION

          SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  (All Amounts in Thousands)


                                  Year Ended December 31,
                                 1993      1992      1991
                                 ------------------------
Maintenance and Repair         $ 14,381   $ 14,585   $ 14,660
                               ========   ========   ========

             INTERNATIONAL SHIPHOLDING CORPORATION

                        EXHIBIT  INDEX




                                                          Page
Exhibit                                                   Number
_______                                                   ______


    (3)     Restated  Certificate of Incorporation,  as
              amended, and By-Laws of  the   Registrant
              (filed with the Securities  and  Exchange
              Commission as Exhibit 3 to the Registrant's
              Annual Report  on  Form 10-K for the year
              ended December 31, 1987  and incorporated
              herein by reference)                        --

    (4)     Specimen of Common Stock certificate (filed
              as an exhibit  to the  Company's Form 8-A
              filed with the Securities  and   Exchange
              Commission  on   April  25,  1980     and
              incorporated herein by reference)           --

     (4.1)  Form of Indenture between the  Company  and
              The  Bank  of  New  York, as Trustee with
              respect to the  9%  Senior  Notes  (filed
              with   the    Securities  and    Exchange
              Commission on May 5, 1993 as Exhibit 4(c)
              to the Company's  Registration  Statement
              on  Form  S-2 [Registration No. 33-62168]
              and incorporated herein  by reference)      --

     (4.2)  Form  of 9% Senior  Note   (filed with the
              Securities and Exchange Commission on May
              5, 1993  as Exhibit 4(d) to the Company's
              Registration   Statement   on   Form  S-2
              [Registration   No.   33-62168]       and
              incorporated herein by reference)           --

     (11)   Statement Regarding Computation of Earnings
              per Share, included herein                  --

     (13)   1993 Annual Report to Shareholders,
              included  herein                            --

     (21)   Subsidiaries of International Shipholding
             Corporation, included herein                 --