Form 10-Q
period 1994-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 1994-05-13
CIK 278041

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended          March 31, 1994

                             OR

____  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For  the transition period from _______   to   ________

Commission file number  2-63322

              INTERNATIONAL SHIPHOLDING CORPORATION
      (Exact name of registrant as specified in its charter)

          Delaware                           36-2989662
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification Number)

   650 Poydras Street  New Orleans, Louisiana      70130
(Address of principal executive offices)       (Zip Code)

                     (504) 529-5461
    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   YES    X          NO   _______

Indicate  the number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of  the   latest
practicable date.


Common Stock $ 1 Par Value    5,346,611 shares   (March 31, 1994)

               PART I - FINANCIAL INFORMATION

            INTERNATIONAL SHIPHOLDING CORPORATION
            CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in Thousands)
                         (Unaudited)

                                   March 31,    December 31,
                                       1994        1993
ASSETS                             __________   ___________
Current Assets:
 Cash and Cash Equivalents         $38,274       $32,770
 Accounts Receivable, Net           42,851        46,134
 Net Investment in Direct
   Financing Leases                  2,240         2,257
 Current Deferred Income Taxes       1,501         1,955
 Other Current Assets                3,354         6,666
 Material and Supplies
  Inventory, At Cost                 8,324         7,853
                                   _______       _______
Total Current Assets                96,544        97,635
                                   _______       _______

Investments In and Advances
 to Unconsolidated Entities         29,894        30,367
                                   _______       _______

Net Investment in Direct
  Financing Leases                  28,222        28,775
                                   _______       _______

Vessels, Property and Other Equipment, At Cost:
 Vessels and Barges                461,661       432,429
 Other Marine Equipment              3,857         3,842
 Terminal Facilities                17,874        17,521
 Land                                2,317         2,317
 Furniture and Equipment            10,093         9,676
                                   _______       _______
                                   495,802       465,785
Less -  Accumulated Depreciation  (196,307)     (189,924)
                                  ________      ________
                                   299,495       275,861
                                  ________      ________
Other Assets:
 Deferred Charges in Process of
     Amortization                   38,605        41,992
 Acquired Contract Costs, Net of
     Accumulated Amortization       26,023        26,781
 Due from Related Parties, Net of
     Allowance for
     Doubtful Accounts               4,115         4,360
 Other                              11,170        12,929
                                  ________      ________
                                    79,913        86,062
                                  ________      ________
                                  $534,068      $518,700
                                  ========      ========

The accompanying notes are an integral part of these statements.

            INTERNATIONAL SHIPHOLDING CORPORATION
            CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in Thousands)
                         (Unaudited)

                                     March 31,  December 31,
                                       1994        1993
                                     _________  __________
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
 Current Maturities of
  Long-Term Debt                     $  26,392  $  25,879
Current Maturities of Capital
  Lease Obligations                      5,127      5,000
 Accounts Payable and
     Accrued Liabilities                46,659     49,447
 Current Liabilities to be
     Refinanced                           (246)      (340)
                                       _______   ________
Total Current Liabilities               77,932     79,986
                                       _______   ________

Current Liabilities to be
 Refinanced                                246        340
                                       _______   ________

Billings in Excess of Income
 Earned and Expenses Incurred            5,283      4,133
                                       _______   ________

Long-Term Capital Lease Obligations,
 Less Current Maturities                25,942     27,020
                                       _______   ________

Long-Term Debt,
 Less Current Maturities               229,324    213,112
                                      ________   ________

Reserves and Deferred Credits:
 Deferred Income Taxes                  34,587     35,613
 Claims and Other                       24,078     23,999
                                      ________   ________
                                        58,665     59,612
                                      ________   ________

Stockholders' Investment:
 Common Stock                            5,405      5,405
 Additional Paid-in Capital             54,450     54,450
 Retained Earnings                      77,954     75,775
 Less - Shares of Common Stock in
  Treasury, at Cost                     (1,133)    (1,133)
                                      ________   ________
                                       136,676    134,497
                                      ________   ________
                                      $534,068   $518,700
                                      ========   ========

    The accompanying notes are an integral part of these
                         statements.

            INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (Dollars in Thousands Except Per Share Data)
                         (Unaudited)

                                 Three Months Ended
                                       March 31,
                                    1994      1993
                                 ________  ________
Revenues                         $78,443   $79,398
Operating Differential Subsidy     4,918     4,599
                                 ________  ________
                                  83,361    83,997
                                 ________  ________
Operating Expenses:
 Voyage Expenses                  62,188    62,470
 Vessel and Barge Depreciation     6,107     5,796
                                 ________  ________
Gross Voyage Profit               15,066    15,731
                                 ________  ________

Administrative and General
 Expenses                          6,620     6,330
Gain on Sale of Assets                 7        10
                                 ________  ________
 Operating Income                  8,453     9,411
                                 ________  ________
Interest:
 Interest Expense                  5,339     4,934
 Investment Income                  (456)     (198)
                                 ________  ________
                                   4,883     4,736
                                 ________  ________
Unconsolidated Entities (Net
  of Applicable Taxes):
 Equity in Net Income (Loss) of
   Unconsolidated Entities           142    (1,969)
                                 ________  ________
Income Before Provision
 for Income Taxes                  3,712     2,706
                                 ________  ________
Provision for Income Taxes:
 Current                           1,819     1,185
 Deferred                           (572)      424
 State                                18        41
                                 ________  ________
                                   1,265     1,650
                                 ________  ________

Net Income                       $ 2,447   $ 1,056

Less:
 Preferred Stock Dividends            --       355
 Accretion of Discount on
   Preferred Stock                    --        63
                                 ________  ________
Net Income Applicable to Common
 and Common Equivalent Shares    $ 2,447   $   638
                                 ========  ========
Earnings Per Share:
 Net Income                      $  0.46   $  0.12
                                 ========  ========

Common and Common
 Equivalent Shares              5,346,611  5,135,572

    The accompanying notes are an integral part of these
                         statements.

            INTERNATIONAL SHIPHOLDING CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         INVESTMENT
                   (Dollars in Thousands)
                         (Unaudited)

                                 Additional
                        Common   Paid-In   Retained  Treasury
                         Stock   Capital   Earnings    Stock     Total
                       _________ _________ _________ _________ _________
Balance at December 31,
 1992                   $  4,978 $  48,216 $  71,943 $ (1,133) $ 124,004

Net Income for Year
 Ended December 31,
 1993                                          5,929               5,929

Preferred Stock
 Dividends                                      (868)               (868)

Accretion of Discount
 on Preferred Stock                             (202)               (202)

Cash Dividends                                (1,027)             (1,027)

Issuance of Stock,
 427,500 Shares
 Pursuant to
 Exercise of Warrants        427     6,234                         6,661
                       _________ _________ _________ _________ _________
Balance at December
 31, 1993               $  5,405 $  54,450 $  75,775 $ (1,133) $ 134,497

Net Income for
 Three Months Ended
 March 31, 1994                                2,447               2,447

Cash Dividends                                  (268)               (268)
                       _________ _________ _________ _________ _________
Balance at
 March 31, 1994        $   5,405 $  54,450 $  77,954 $ (1,133) $ 136,676
                       ========= = ======= ========= ========= =========

The accompanying notes are an integral part of these statements.

            INTERNATIONAL SHIPHOLDING CORPORATION
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)
                         (Unaudited)

                                       Three Months Ended
                                            March 31,
                                         1994       1993
                                       ________   _________
Cash Flows from Operating
  Activities:
 Net Income                            $ 2,447    $ 1,056
 Adjustment to Reconcile Net
   Income to Net Cash Provided
   by Operating Activities:
     Depreciation                        6,392      6,003
     Amortization of Deferred
      Charges and Other Assets           4,114      4,697
     (Benefit) Provision for
      Deferred Income Taxes               (572)       424
     Equity in Unconsolidated Entities    (142)     1,969
     Gain on Sale of Vessels
       and Other Property                   (7)       (10)
     Changes in:
       Reserve for Claims and
         Other Deferred Credits             79     (4,784)
       Net Investment in Direct
         Financing Leases                  570        580
       Unearned Income                   1,150     (3,837)
       Other Assets                      2,315        503
       Accounts Receivable               3,283      3,301
       Inventories and Other
         Current Assets                  2,841        480
       Accounts Payable and
         Accrued Liabilities            (1,085)     8,091
                                       ________   ________
Net Cash Provided by
  Operating Activities                  21,385     18,473
                                      _________   ________

Cash Flows from Investing Activities:
 Purchase of Vessels and
   Other Property                      (29,348)    (3,511)
 Additions to Deferred Charges          (2,663)    (3,460)
 Proceeds from Sale of Vessels
   and Other Property                        9        599
 Investment in and Advances to
   Unconsolidated Entities                 615     (3,756)
                                      _________  _________

Net Cash Used by Investing Activities  (31,387)   (10,128)
                                      _________  _________

Cash Flows from Financing Activities:
 Proceeds from Issuance of Debt
   and Capital Lease Obligations        21,109     22,132
 Reduction of Debt and Capital
   Lease Obligations                    (5,335)   (25,177)
 Preferred and Common Stock
   Dividends Paid                         (268)      (601)
                                      _________  _________
Net Cash Provided (Used) by
  Financing Activities                  15,506     (3,646)
                                      _________  _________
Net Increase in Cash and
  Cash Equivalents                       5,504      4,699

Cash and Cash Equivalents at
  Beginning of Period                   32,770     30,879
                                      _________  _________
Cash and Cash Equivalents
  at End of Period                     $38,274    $35,578
                                      =========  =========

    The accompanying notes are an integral part of these
                         statements.

   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 1994
                         (Unaudited)

Note 1.  Basis of Preparation

   The   accompanying   unaudited   interim   financial
statements have been prepared pursuant to the rules and
regulations  of the Securities and Exchange Commission.
Certain  information and footnote disclosures  required
by   generally   accepted  accounting  principles   for
complete financial statements have been omitted. It  is
suggested  that  these interim statements  be  read  in
conjunction  with  the financial statements  and  notes
thereto  included  in  the Form 10-K  of  International
Shipholding Corporation for the year ended December 31,
1993.
 Interim statements are subject to possible adjustments
in  connection  with the annual audit of the  Company's
accounts  for  the full year 1994; in  the  opinion  of
management, all adjustments (consisting of only  normal
recurring   adjustments)   necessary   for    a    fair
presentation  of  the  information  shown   have   been
included.
 The foregoing 1994 interim results are not necessarily
indicative  of the results of operations for  the  full
year 1994.
   The   Company's   policy  is  to   consolidate   all
subsidiaries  in  which it holds  a  greater  than  50%
voting interest.  All significant intercompany accounts
and transactions have been eliminated.
  The  Company  uses  the cost method  to  account  for
investments in entities in which it holds less  than  a
20%  voting  interest and in which the  Company  cannot
exercise  significant  influence  over  operating   and
financial activities. The Company uses the equity method to account for investments in entities in which it holds a 20% to 50% voting interest.
 Certain investments previously accounted for under the equity method are currently accounted for under the cost method as a result of a sale of partial interests as further discussed in the "Results of Operations".

   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations
_____________________
  The Company's vessels are operated under a variety of
charters   and   contracts.   The   nature   of   these
arrangements is such that, without a material variation
in  gross  voyage profits (total revenues  less  voyage
expenses  and  vessel  and  barge  depreciation),   the
revenues and expenses attributable to a vessel deployed
under  one  type  of  charter or  contract  can  differ
substantially  from  those  attributable  to  the  same
vessel if deployed under a different type of charter or
contract. Accordingly, depending on the mix of charters
or  contracts  in place during a particular  accounting
period,   the  Company's  revenues  and  expenses   can
fluctuate substantially from one period to another even
though  the number of vessels deployed, the  number  of
voyages completed, the amount of cargo carried and  the
gross  voyage  profit derived from the  vessels  remain
relatively  constant.  As  a  result,  fluctuations  in
voyage   revenues  and  expenses  are  not  necessarily
indicative  of trends in profitability, and  management
believes that gross voyage profit is a more appropriate
measure of performance than revenues.  Accordingly, the
discussion  below addresses variations in gross  voyage
profits rather than variations in revenues.
  Gross  Voyage Profit.  Gross voyage profit  decreased
slightly by 4.2% to $15.1 million in the first  quarter
of  1994  as  compared to $15.7 million for  the  first
quarter of 1993.    Gross profit for the Company's LASH
vessels  which are employed in a liner service  between
ports  on  the U.S. Gulf/U.S. Atlantic Coast and  South
Asia  (Trade  Routes  18 and 17) decreased  during  the
first  quarter  of 1994 as compared to  the  comparable
period  in  1993. This was primarily the  result  of  a
decline in freight rates and lost voyage days resulting
from weather delays and a casualty involving one of the
Company's  FLASH  units employed in this  service.  The
vessel  has  been repaired and is now back in  service.
Results  for  the  vessels chartered  to  the  Military
Sealift  Command ("MSC") decreased in the first quarter
of 1994 as compared to the first quarter of 1993 due to
scheduled  reductions  in  charterhire  rates.    Gross
profit  was  favorably affected by improved charterhire
rates  and increased volume of westbound cargo  in  the
Company's  foreign flag LASH liner service  during  the
first  quarter  of 1994 as compared to  the  comparable
period in 1993.
  Vessel  and  barge depreciation expense increased  by
5.3%  to $6.1 million during the first quarter of  1994
as  compared to $5.8 million for the first  quarter  of
1993  due to costs associated with the Company's  barge
refurbishment program, costs associated with
vessel  upgrade  work  done  on  the  Amazon  and   the
acquisition   in  June,  1993  of  the  remaining   50%
ownership interest in a company which operates  a  LASH
barge   intermodal   terminal   located   in   Memphis,
Tennessee.  This increased the Company's interest  from
50% to 100%.
  Other Income and Expense.  Administrative and general
expense  increased slightly from $6.3 million  for  the
first  quarter  of 1993 to $6.6 million for  the  first
quarter of 1994 in large part due to the aforementioned
acquisition   of  a  LASH  barge  intermodal   terminal
facility  whose  results  have  been  included  in  the
Company's consolidated statements since June 1, 1993.
  Interest  expense increased to $5.3  million  in  the
first  quarter of 1994 as compared to $4.9  million  in
the  first  quarter of 1993, primarily due to  interest
incurred on the $100 million, 9% Senior Unsecured Notes
issued  in  July,  1993.   Partially  offsetting   this
increase were lower interest payments on other  company
debt  as  the result of the prepayment of approximately
$63.8   million   of   debt  during   1993   from   the
aforementioned bond issue.
  The  Company's  share of earnings from unconsolidated
entities increased from a net loss of $1,969,000 in the
first quarter of 1993 to net income of $142,000 in  the
first quarter of 1994. The loss in the first quarter of
1993  resulted primarily from the Company's  investment
in  A/S  Havtor  and  A/S Havtor Management,  Norwegian
companies in which the Company has an interest.  During
the  first  quarter of 1993 the Company sold  an  18.5%
direct  interest  in A/S Havtor for  $7.6  million,  of
which  $2.8  million  was received  in  cash  and  $4.8
million was received in the form of a promissory  note.
The  transaction reduced the Company's direct  interest
in  A/S  Havtor to 14.8% and resulted in a gain  before
taxes  of approximately $ 1.4 million. A provision  for
doubtful  accounts  equal  to  the  pre-tax  gain   was
recorded  which  will  have  the  effect  of  deferring
recognition  of the gain until receipt of the  proceeds
from  the  promissory note, which matures in  mid-1996.
Since  the Company has no substantive control regarding
their   operations  and  holds  direct   and   indirect
ownership  interests in each  that are less  than  20%,
the investments have been accounted for since April  1,
1993 under the cost method of accounting, which permits
recognition  of  income only upon the  distribution  of
dividends.   The  Company has  been  advised  that  A/S
Havtor  and  A/S  Havtor  Management  are  planning   a
restructuring,   the  objective   of   which   is   the
development  of  a large integrated shipowning  company
whose  shares  are  publicly  traded  in  international
markets.  In exchange for shares held in A/S Havtor and
A/S Havtor Management, the Company would receive in the
restructuring shares representing a smaller interest in
a
larger consolidated company.  Other unrelated companies
are also expected to acquire similar equity interests.
  Also contributing to the improved results for the non-
consolidated  entities in 1994 was  an  additional  11%
interest acquired in the first quarter of 1993  in  two
PROBO vessels increasing the Company's interest to 50%.
Increased charterhire rates on these two PROBO  vessels
as compared to the same period in 1993 also contributed
to the improvement.
  Income  Taxes.   In the first quarter  of  1994,  the
Company provided $1.3 million for federal income taxes at the statutory rate of 35% as compared to a provision of $1.6 million at the statutory rate of 34% in the first quarter of 1993. Income of non-consolidated entities is shown net of applicable taxes.
 The Company's effective tax rate decreased from 61% in the first quarter of 1993 to 34% in the first quarter of 1994. The decrease was attributable primarily to the fact that $2.0 million in losses from unconsolidated entities in the first quarter of 1993 were recorded net of applicable taxes.

Liquidity and Capital Resources
_______________________________
  The  Company's working capital increased  from  $17.6
million at December 31, 1993 to $18.6 million at  March
31,  1994,  after provision for current  maturities  of
long-term  debt  of  $26.4 million  and  capital  lease
obligations of $5.1 million.  Cash and cash equivalents
increased  during the first quarter  of  1994  by  $5.5
million to a total of $38.3 million at March  31, 1994.
Accounts payable and accrued expenses decreased by $2.8
million  or  5.6%  during the  first  quarter  of  1994
primarily  due  to interest payments made  in  January,
1994 which had been accrued at December 31, 1993.
  Positive  cash  flows  were achieved  from  operating
activities  in the first quarter of 1994 in the  amount
of  $21.4  million.   The major  source  of  cash  from
operations  was  net  income,  adjusted  for   non-cash
provisions such as depreciation and amortization.
  Net  cash  used for investing activities amounted  to
$31.4   million  during  the  first  quarter  of  1994.
Capital   investments  included   $26.9   million   for
construction  costs of a molten sulphur  carrier,  $1.0
million  for  the  refurbishment  of  barges  and  $1.4
million  in  other  miscellaneous  items.   Also,   the
Company  added  $2.7 million of deferred charge  items,
primarily drydocking and vessel survey expenditures.
  Net cash provided by financing activities during  the
first  quarter of 1994 was $15.5 million.  Included  in
this  amount  were  proceeds in  the  amount  of  $21.1
million drawn under an interim financing agreement for the construction of a sulphur carrier vessel.

These  proceeds  were  offset  by  regularly  scheduled
principal  payments of $5.3 million for debt and  lease
obligations.  Additionally, $268,000 was used  to  meet
common stock dividend requirements.
  The Company's molten sulphur carrier is scheduled for
delivery  at the end of July, 1994.  Upon delivery  she
will  be  named "SULPHUR ENTERPRISE" and will  enter  a
long-term   contract  with  Freeport-McMoRan   Resource
Partners   ("FRP")  carrying  molten  sulphur   between
Louisiana  and  Westcoast Florida, in  support  of  FRP
production  of agricultural fertilizers.  As  of  March
31,  1994,  the Company had paid $41.7 million  of  the
estimated cost of approximately $58 million.  Of  these
costs,  $26.9 million was paid during the first quarter
of  1994 and the balance was paid during 1993 and 1992.
Capitalized   interest  related  to  this  construction
totalled  $140,000  for  the  first  quarter  of  1994.
Interim   construction  financing  has  been   arranged
through  a pool of commercial banks and is expected  to
be  repaid  with permanent financing after construction
is   completed.    At   the   Company's   option,   the
construction loan can be converted to a three-year term
loan  with  the  same banks when the  vessel  commences
operation.   Draws on the interim loan currently  total
$29.8    million.     As   an   alternative   to    the
aforementioned  term loan, the Company has  received  a
commitment  for  a  Title  XI guarantee  to  cover  the
permanent financing of 75% of the cost of the vessel.
   The   Company   has   entered   into   a   long-term
transportation  contract with P.T.  Freeport  Indonesia
Company  (an affiliate of Freeport-McMoRan  Copper  and
Gold  Inc.) for the movement of various supply  cargoes
between   Singapore,  Australia  and  Indonesia.    The
Company will have built two multi-purpose vessels and will have built or acquire one containership in order to fulfill the requirements of the contract which is expected to commence in the fourth quarter of 1995.
The Company anticipates financing a major portion of the cost of the vessel acquisitions through medium- to long- term loans with commercial banks.
  Two of the U.S. Flag LASH vessels operating in the Company's LASH liner service, "ROBERT E. LEE" and
"STONEWALL JACKSON", have been operating under leases since their delivery from the builders in 1974. These leases provide the Company with the option to purchase the vessels at the termination of the leases in October, 1994. The Company has notified the lessor of its intent to exercise the option to purchase these vessels at the fair market value to be determined by an appraisal panel organized under the terms of the lease.
The Company feels that long-term financing can be arranged for the purchase. In the interim, amounts available under the Company's undrawn lines of credit may be utilized.

   The  Financial  Accounting  Standards  Board  issued
Statement   No.   112,   "Employers'   Accounting   for
Postemployment Benefits", during 1992.  This  statement
will  be adopted in 1994 and is not expected to have  a
material effect on the Company's financial position  or
results of operations.
  To  meet  short-term requirements  when  fluctuations
occur  in  working capital, the Company  has  available
three  lines of credit totalling $15 million.  At March
31, 1994, these lines were undrawn.
  The  Company  has  not been notified  that  it  is  a
potentially  responsible party in connection  with  any
environmental matters.
 At a regular meeting held April 20, 1994, the Board of
Directors  declared a quarterly dividend of five  cents
per  share of common stock to be paid on June 16,  1994
to its stockholders of record as of June 2, 1994.



                PART II. - OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K
________________________________

 (b) No reports on Form 8-K have been filed for the three months ended March 31, 1994.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL SHIPHOLDING CORPORATION

/s/ Gary L. Ferguson
Gary L. Ferguson
Vice President and Chief Financial Officer

May 13, 1994
Date