Form 10-Q
period 1994-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 1994-08-12
CIK 278041

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended          June 30, 1994

                             OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For  the transition period from __________   to _________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             YES    X          NO     _____

Indicate  the number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of  the   latest
practicable date.

Common Stock  $ 1 Par Value   5,346,611 shares  (June 30, 1994)

               PART I - FINANCIAL INFORMATION

            INTERNATIONAL SHIPHOLDING CORPORATION
            CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in Thousands)
                         (Unaudited)

                                 June 30,      December 31,
                                   1994            1993
ASSETS                           _______       ____________
Current Assets:
 Cash and Cash Equivalents         $25,906       $13,492
 Marketable Securities              12,346        19,278
 Accounts Receivable, Net           40,156        46,134
 Net Investment in Direct
   Financing Leases                  2,223         2,257
 Current Deferred Income Taxes       1,501         1,955
 Other Current Assets                2,022         6,666
 Material and Supplies
   Inventory, At Cost                8,502         7,853
                                   _______       _______
Total Current Assets                92,656        97,635
                                   _______       _______

Investments In and Advances
 to Unconsolidated Entities         34,423        34,905
                                   _______       _______
Net Investment in Direct
  Financing Leases                  27,674        28,775
                                   _______       _______
Vessels, Property and Other
   Equipment, At Cost:
 Vessels and Barges                464,248       432,429
 Other Marine Equipment              4,012         3,842
 Terminal Facilities                17,875        17,521
 Land                                2,317         2,317
 Furniture and Equipment            11,920         9,676
                                   _______       _______
                                   500,372       465,785
Less -  Accumulated Depreciation  (202,734)    (189,924)
                                  _________     ________
                                   297,638       275,861
                                  _________     ________
Other Assets:
 Deferred Charges in Process
  of Amortization                   35,503        41,992
 Acquired Contract Costs, Net of
  Accumulated Amortization          25,410        26,781
 Due from Related Parties, Net of
  Allowance for Doubtful Accounts    6,038         4,360
 Other                              11,509        12,929
                                   _______       _______
                                    78,460        86,062
                                   _______       _______
                                  $530,851      $523,238
                                  ========      ========

     The accompanying notes are an integral part of these
                         statements.

            INTERNATIONAL SHIPHOLDING CORPORATION
            CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in Thousands)
                         (Unaudited)

CAPTION>
                                      June 30,    December 31,
                                        1994          1993
LIABILITIES AND STOCKHOLDERS'          ________    ____________
      INVESTMENT
Current Liabilities:
 Current Maturities of
   Long-Term Debt                     $ 25,726      $ 25,879
 Current Maturities of
   Capital Lease Obligations             9,474         5,000
 Accounts Payable and
   Accrued Liabilities                  47,157        49,447
 Current Liabilities to be
     Refinanced                         (5,565)         (340)
                                     _________      ________
Total Current Liabilities               76,792        79,986
                                     _________      ________
Current Liabilities to be
 Refinanced                              5,565           340
                                     _________      ________
Billings in Excess of Income
 Earned and Expenses Incurred            2,059         4,133
                                     _________      ________
Long-Term Capital Lease Obligations,
 Less Current Maturities                21,342        27,020
                                     _________      ________
Long-Term Debt,
 Less Current Maturities               220,618       213,112
                                     _________      ________
Reserves and Deferred Credits:
 Deferred Income Taxes                  39,855        40,151
 Claims and Other                       25,014        23,999
                                     _________      ________
                                        64,869        64,150
                                     _________      ________
Stockholders' Investment:
 Common Stock                            5,405         5,405
 Additional Paid-in Capital             54,450        54,450
 Retained Earnings                      81,079        75,775
 Less - Shares of Common Stock in
  Treasury, at Cost                     (1,133)       (1,133)
 Net Unrealized Holding Loss on
  Marketable Securities                   (195)           --
                                     _________     _________
                                       139,606       134,497
                                     _________     _________
                                      $530,851      $523,238
                                     =========     =========

    The accompanying notes are an integral part of these
                         statements.

            INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (Dollars in Thousands Except Per Share Data)
                         (Unaudited)

                                 Three Months Ended   Six Months Ended
                                       June 30,            June 30,
                                 1994       1993       1994       1993
                                 ____       ____       ____       ____
Revenues                        $83,490    $84,387   $161,933   $163,785
Operating Differential Subsidy    5,658      5,456     10,576     10,055
                                _______    _______   ________   ________
                                 89,148     89,843    172,509    173,840
                                _______    _______   ________   ________
Operating Expenses:
  Voyage Expenses                68,535     66,670    130,723    129,140
  Vessel and Barge Depreciation   6,123      5,953     12,230     11,749
                                _______    _______   ________   ________
Gross Voyage Profit              14,490     17,220     29,556     32,951
                                _______    _______   ________   ________
Administrative and
  General Expenses                6,748      7,043     13,368     13,363
Gain on Sale of Assets                -         87          7         87
                                _______    _______   ________   ________
Operating Income                  7,742     10,264     16,195     19,675
                                _______    _______   ________   ________
Interest:
 Interest Expense                 5,055      4,868     10,394      9,802
 Investment Income               (1,018)      (195)    (1,474)      (393)
                                _______    _______   ________   ________
                                  4,037      4,673      8,920      9,409
                                _______    _______   ________   ________
Unconsolidated Entities
 (Net of Applicable Taxes):
   Equity in Net Income
    (Loss) of Unconsolidated
    Entities                        144       (277)       286     (2,246)
   Gain on Sale of Equity
    Interests                        --         --         --        900
  (Allowance) for Doubtful
    Accounts                        900         --        900       (900)
                               ________    _______    _______    _______
                                  1,044       (277)     1,186     (2,246)
Income Before Provision for
  Income Taxes and
  Extraordinary Loss              4,749      5,314      8,461      8,020
                               ________   ________   ________   ________
Provision for Income Taxes:
  Current                           904        732      2,723      1,917
  Deferred                          365      1,112       (207)     1,536
  State                              89        286        107        327
                               ________   ________   ________   ________
                                  1,358      2,130      2,623      3,780
                               ________   ________   ________   ________
Income Before
  Extraordinary Loss             $3,391     $3,184     $5,838     $4,240

Extraordinary Loss
  (Net of Income Tax
   Benefit of $878)                  --     (1,703)        --     (1,703)
                               ________   ________   ________   ________
Net Income                       $3,391     $1,481     $5,838     $2,537
                               ========   ========   ========   ========
Less:
  Preferred Stock Dividends          --        359         --        714
  Accretion of Discount
     on Preferred Stock              --         64         --        127
                               ________   ________   ________   ________
Net Income Applicable to Common
   and Common Equivalent Shares  $3,391     $1,058     $5,838     $1,696
                               ========   ========   ========   ========
Earnings Per Share:
Income Before
  Extraordinary Loss           $   0.63   $   0.54    $  1.09   $   0.66
Extraordinary Loss                   --      (0.33)        --      (0.33)
                               ________   ________    _______   ________
Net Income                     $   0.63   $   0.21    $  1.09   $   0.33
                               ========   ========    =======   ========
Common and Common
  Equivalent Shares           5,346,611  5,148,430  5,346,611  5,142,203

    The accompanying notes are an integral part of these
                         statements.

            INTERNATIONAL SHIPHOLDING CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         INVESTMENT
                   (Dollars in Thousands)
                         (Unaudited)

                                                           Net
                           Additional                      Unrealized
                   Common  Paid-In    Retained  Treasury   Holding
                   Stock   Capital    Earnings   Stock     Loss       Total
                 ________  __________ ________  ________   _________  ________
Balance at
 December 31,1992 $4,978   $48,216     $71,943   $(1,133)   $      -- $124,004

Net Income for Year
 Ended
 December 31, 1993                       5,929                           5,929

Preferred Stock
 Dividends                                (868)                           (868)

Accretion of
 Discount on
 Preferred Stock                          (202)                           (202)

Cash Dividends                          (1,027)                         (1,027)

Issuance of Stock,
 427,500 Shares
 Pursuant to
 Exercise of
 Warrants            427     6,234                                       6,661
                 _______    ______    ________  ________     _______   _______
Balance at
 December 31,1993 $5,405   $54,450     $75,775   $(1,133)    $    --  $134,497

Net Income for
 Six Months
 Ended June 30, 1994                     5,838                           5,838

Cash Dividends                            (534)                           (534)

Unrealized Holding
 Loss on
 Marketable
 Securities, Net of
 Deferred Taxes                                                  (195)    (195)
                ________   _______   _________  ________      _______  ________
Balance at
 June 30, 1994    $5,405   $54,450     $81,079   $(1,133)     $ (195) $139,606
                ========   =======   =========  ========      ======= ========

The accompanying notes are an integral part of these statements.

            INTERNATIONAL SHIPHOLDING CORPORATION
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)
                         (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                     1994       1993
                                                    ______     ______
Cash Flows from Operating Activities:
 Net Income                                         $ 5,838    $2,537
 Adjustment to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
   Depreciation                                      12,825    12,122
   Amortization of Deferred Charges and Other Assets  8,316     9,308
  (Benefit) Provision for Deferred Income Taxes        (207)    1,536
   Equity in Unconsolidated Entities                 (1,186)    2,246
   Gain on Sale of Vessels and Other Property            (7)      (87)
   Extraordinary Item                                    --     1,703
   Changes in:
       Reserve for Claims and Other Deferred Credits  1,015    (8,685)
       Net Investment in Direct Financing Leases      1,135     1,160
       Unearned Income                               (2,074)   (3,333)
       Other Assets                                   1,132     4,792
       Accounts Receivable                            5,978    (5,283)
       Inventories and Other Current Assets           3,995    (1,055)
       Accounts Payable and Accrued Liabilities       1,307    12,501
                                                    _______   _______
Net Cash Provided by Operating Activities            38,067    29,462
                                                    _______   _______
Cash Flows from Investing Activities:
 Purchase of Vessels and Other Property             (33,969)   (6,244)
 Additions to Deferred Charges                       (3,801)   (5,082)
 Proceeds from Sale of Vessels and Other Property       417     2,552
 Proceeds from Short-Term Investments                 6,932        --
 Investment in and Advances to
   Unconsolidated Entities                              753     1,656
 Purchase of LITCO                                       --    (1,606)
                                                    _______   _______
Net Cash Used by Investing Activities               (29,668)   (8,724)
                                                    _______   _______
Cash Flows from Financing Activities:
 Proceeds from Issuance of Debt
   and Capital Lease Obligations                     21,109    38,248
 Reduction of Debt and Capital Lease Obligations    (16,560)  (52,260)
 Preferred and Common Stock Dividends Paid             (534)   (1,206)
                                                    _______   _______
Net Cash Provided (Used) by Financing Activities      4,015   (15,218)
                                                    _______   _______
Net Increase in Cash and Cash Equivalents            12,414     5,520
Cash and Cash Equivalents at Beginning of Period     13,492    30,879
                                                    _______   _______
Cash and Cash Equivalents at End of Period          $25,906   $36,399
                                                    ========  =======

    The accompanying notes are an integral part of these
                         statements.

   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        JUNE 30, 1994
                         (Unaudited)

Note 1.  Basis of Preparation

   The   accompanying   unaudited   interim   financial
statements have been prepared pursuant to the rules and
regulations  of the Securities and Exchange Commission.
Certain  information and footnote disclosures  required
by   generally   accepted  accounting  principles   for
complete financial statements have been omitted. It  is
suggested  that  these interim statements  be  read  in
conjunction  with  the financial statements  and  notes
thereto  included  in  the Form 10-K  of  International
Shipholding Corporation for the year ended December 31,
1993.   Certain  reclassifications have  been  made  to
prior  period financial information in order to conform
to current year presentations.
 Interim statements are subject to possible adjustments
in  connection  with the annual audit of the  Company's
accounts  for  the full year 1994; in  the  opinion  of
management, all adjustments (consisting of only  normal
recurring   adjustments)   necessary   for    a    fair
presentation  of  the  information  shown   have   been
included.
 The foregoing 1994 interim results are not necessarily
indicative  of the results of operations for  the  full
year 1994.
   The   Company's   policy  is  to   consolidate   all
subsidiaries  in  which it holds  a  greater  than  50%
voting interest.  All significant intercompany accounts
and transactions have been eliminated.
  The  Company  uses  the cost method  to  account  for
investments in entities in which it holds less  than  a
20%  voting  interest and in which the  Company  cannot
exercise  significant  influence  over  operating   and
financial activities.              The Company uses the
equity method to account for investments in entities in which it holds a 20% to 50% voting interest.
 Certain investments previously accounted for under the equity method are currently accounted for under the cost method as a result of a sale of partial interests as further discussed in the "Results of Operations".

   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
________________________
  The Company's vessels are operated under a variety of
charters   and   contracts.   The   nature   of   these
arrangements is such that, without a material variation
in  gross  voyage profits (total revenues  less  voyage
expenses  and  vessel  and  barge  depreciation),   the
revenues and expenses attributable to a vessel deployed
under  one  type  of  charter or  contract  can  differ
substantially  from  those  attributable  to  the  same
vessel if deployed under a different type of charter or
contract. Accordingly, depending on the mix of charters
or  contracts  in place during a particular  accounting
period,   the  Company's  revenues  and  expenses   can
fluctuate substantially from one period to another even
though  the number of vessels deployed, the  number  of
voyages completed, the amount of cargo carried and  the
gross  voyage  profit derived from the  vessels  remain
relatively  constant.  As  a  result,  fluctuations  in
voyage   revenues  and  expenses  are  not  necessarily
indicative  of trends in profitability, and  management
believes that gross voyage profit is a more appropriate
measure of performance than revenues.  Accordingly, the
discussion  below addresses variations in gross  voyage
profits rather than variations in revenues.
 Gross Voyage Profit.  Gross voyage profit decreased by
10.3% to $29.6 million in the first six months of  1994
as compared to $33 million for the same period of 1993.
Gross voyage profit decreased by 15.9% to $14.5 million
in  the Second Quarter  of  1994  as  compared to $17.2
million  in the   same  period  in  1993.  Contributing
to these decreases was lower gross  profit generated by
the Company's LASH vessels employed in  a liner service
between  ports on the U.S. Gulf/U.S. Atlantic Coast and
South Asia (Trade  Routes  18  and  17), which resulted
from lower freight rates and cargo volume on  the East-
bound leg of this service.  Results  for the  Company's
vessels  chartered  to  the  Military  Sealift  Command
("MSC") decreased in the first half of 1994 as compared
to  the  first half of 1993 due to scheduled reductions
in  charterhire rates upon the exercise  of  additional
option periods.   Partially  offsetting these  negative
effects were  improved   freight  rates  and  increased
volume of westbound cargo in the Company's foreign flag
Trans- Atlantic LASH liner service during the first half
of 1994 as compared to the first half of 1993.
   Vessel  and  barge  depreciation  expense  increased
slightly by 4.1% to $12.2 million during the first  six
months  of  1994 as compared to $11.8 million  for  the
comparable period
in  1993  due  to the amortization of costs  associated
with  the Company's barge refurbishment program,  costs
associated with vessel upgrade work done on the  Amazon
and  the acquisition in June, 1993 of the remaining 50%
ownership interest in a company which operates  a  LASH
barge   intermodal   terminal   located   in   Memphis,
Tennessee.  This increased the Company's interest  from
50%  to  100%. These additions and refurbishment  costs
also  resulted in increased depreciation for the Second
Quarter of 1994 as compared to the same period in 1993.
  Other Income and Expense.  Administrative and general
expense  during  the first half of 1994 was  consistent
with   that   of   the  comparable  period   in   1993.
Administrative and general expense decreased by 4.2% to
$6.7  million  in the second quarter of  1994  from  $7
million in the second quarter of 1993.
 Interest expense increased 6% from $9.8 million in the
six  months ended June 30, 1993 to $10.4 million during
the comparable period of the current year primarily due
to  interest  incurred on the $100  million  9%  Senior
Unsecured   Notes  issued  in  July,  1993.   Partially
offsetting  this increase were lower interest  payments
on  other  Company debt as the result of the prepayment
of approximately $63.8 million of debt during 1993 from
the aforementioned bond issue.
  The  Company's  share of earnings from unconsolidated
entities  increased from a net loss of $2.2 million  in
the  first  six  months of 1993 to net income  of  $1.2
million  in the first six months of 1994.  The loss  in
the  first  half  of 1993 resulted primarily  from  the
Company's  investment  in A/S  Havtor  and  A/S  Havtor
Management,  Norwegian companies in which  the  Company
had  an interest. During the first quarter of 1993  the
Company sold an 18.5% direct interest in A/S Havtor for
$7.6  million,  of which $2.8 million was  received  in
cash  and  $4.8 million was received in the form  of  a
promissory note. The transaction reduced the  Company's
direct interest in A/S Havtor to 14.8% and resulted  in
a  gain  before taxes of approximately $1.4 million.  A
provision for doubtful accounts was recorded in 1993 to
reflect the deferral of the gain until receipt  of  the
proceeds from the promissory note, which matures in mid-
1996.    In the Second Quarter of 1994, A/S Havtor  and
associated  Norwegian companies merged with a  publicly
listed  company on the Oslo Stock Exchange.   This  new
public  company, Havtor A/S, operates mainly  Liquified
Petroleum Gas (LPG) Carriers.  In substitution for  the
A/S   Havtor  stock  held  as  collateral   under   the
aforementioned  promissory  note,  the   Company   will
receive shares in the publicly listed Havtor A/S.   Due
to  the liquidity of these shares, deferral of the gain
is no longer necessary, therefore in the Second Quarter
of 1994 the related allowance was reversed resulting in
income  after  tax of $900,000.  Since the Company  has
no  substantive control regarding their operations  and
holds  direct and indirect ownership interests in  each
that
are  less than 20%, the investments have been accounted
for  since  April  1,  1993 under the  cost  method  of
accounting, which calls for recognition  of income only
upon the distribution of dividends.
  Also contributing to the improved results for the non-
consolidated  entities in 1994 was  an  additional  11%
interest acquired in the first quarter of 1993  in  two
PROBO vessels increasing the Company's interest to 50%.
Improved charterhire rates on these two vessels  during
the  first six months of 1994 as compared to  the  same
period in 1993 also contributed to the improved results
in the current period.
  Income  Taxes.  During the first half  of  1994,  the
Company provided $2.5 million for federal income  taxes
at the statutory rate of 35% as compared to a provision
of  $3.5  million at the statutory rate of 34%  in  the
first  half of 1993.  The Company provided $1.3 million
in  the Second Quarter of 1994 at the statutory rate of
35%  as  compared to $1.8 million in the Second Quarter
of 1993 at the statutory rate of 34%.
 The Company's effective tax rate decreased from 47% in
the  first  six months of 1993 to 31% in the comparable
period  in 1994.  The effective tax rate for the Second
Quarter decreased from 40% in 1993 to 29% in 1994.  The
decrease   occurred  primarily  because  losses    from
unconsolidated entities in 1993 were recorded net of applicable taxes.

LIQUIDITY AND CAPITAL RESOURCES
_________________________________
  The  Company's working capital decreased  from  $17.6
million  at December 31, 1993 to $15.8 million at  June
30,  1994,  after provision for current  maturities  of
long-term  debt  of  $25.7 million  and  capital  lease
obligations of $9.5 million.  Cash and cash equivalents
increased during the first six months of 1994 by  $12.4
million to a total of $25.9 million at June 30,1994.
  Positive  cash  flows  were achieved  from  operating
activities  in  the first six months  of  1994  in  the
amount  of $38 million.  The major source of cash  from
operations  was  net  income,  adjusted  for   non-cash
provisions such as depreciation and amortization.
  Net  cash  used for investing activities amounted  to
$29.7  million  during the first six  months  of  1994.
Capital   investments  included   $27.5   million   for
construction  costs of a molten sulphur  carrier,  $1.4
million  for the refurbishment of barges, $2.0  million
for  computer  software development and upgrades,  $1.4
million  for  upgrade  work on  one  of  the  Company's
foreign  flag  vessels   and  $1.6  million   in  other
miscellaneous  items.   Also, the  Company  added  $3.8
million  of deferred charge items, primarily drydocking
and vessel
survey     expenditures.     The    Company    received
approximately  $7  million  from  the  liquidation   of
marketable securities.
  Net cash provided by financing activities during  the
first six months of 1994 was $4 million.   Included  in
this total were proceeds in the amount of $21.1 million
drawn  under  an  interim financing agreement  for  the
construction  of  the Company's molten sulphur carrier.
These  proceeds  were  offset  by  regularly  scheduled
principal payments  of  $16.6  million  for  debt   and
lease obligations.  Additionally, $534,000 was used  to
meet common stock dividend requirements.
  The Company's molten sulphur carrier is scheduled for
delivery at the end of August, 1994.  She will be named
"SULPHUR   ENTERPRISE"  and  will  enter  a   long-term
contract   with   Freeport-McMoRan  Resource   Partners
("FRP")  carrying molten sulphur between Louisiana  and
Westcoast  Florida,  in support of  FRP  production  of
agricultural  fertilizers.  As of June  30,  1994,  the
Company had paid $42.5 million of the estimated cost of
approximately  $60.7 million.  Of  these  costs,  $27.5
million was paid during the first half of 1994 and  the
balance  was  paid  during 1993 and 1992.   Capitalized
interest related to this construction totalled $384,000
for  the  first  half  of 1994.   Interim  construction
financing   has  been  arranged  through  a   pool   of
commercial  banks  and  will be repaid  with  permanent
financing after construction is completed.    Draws  on
the  interim  loan currently total $29.8 million.   The
Company  has  received  a  commitment  from  the   U.S.
Maritime  Administration for Title XI  guarantee  under
the  Merchant Marine Act of 1936 to cover the permanent
financing of 75% of the cost of the vessel.
 The Company has entered into a long-term contract with
P.T.  Freeport  Indonesia  Company  (an  affiliate   of
Freeport-McMoRan  Copper and  Gold,  Inc.)  to  provide
transportation  services for supplies  associated  with
the  operation  of  a  copper  and  gold  mine  on  the
Indonesian  Island of Irian Jaya.    The  Company  will
acquire  or  build  in  a  foreign  shipyard two  semi-
submersible barge  carrying vessels and 26 cargo barges
to be used with the aforementioned vessels. The Company
will also acquire one small container vessel in order to
fulfill  the  requirements  of  the  contract  which is
expected to commence early 1996. The Company anticipates
financing a  major  portion  of  the cost of the vessel
acquisitions through  medium- to long- term loans  with
commercial banks.
  Two  of the U.S. Flag LASH vessels operating  in  the
Company's  LASH  liner service,  "ROBERT  E.  LEE"  and
STONEWALL  JACKSON", have been operating  under  leases
since  their delivery from the builders in 1974.  These
leases  provide the Company with the option to purchase
the  vessels  at  the  termination  of  the  leases  in
October, 1994.  The Company has notified the lessor  of
its  intent  to  exercise the option to purchase  these
vessels  for fair market value which was determined  by
an appraisal panel organized under
the  terms of the lease.  The Company feels that  long-
term  financing can be arranged for the  purchase.   In
the  interim,  internally generated  funds  or  amounts
available  under the Company's undrawn lines of  credit
may be utilized.
   The  Financial  Accounting  Standards  Board  issued
Statement   No.   112,   "Employers'   Accounting   for
Postemployment Benefits", during 1992.  This  statement
will  be adopted in 1994 and is not expected to have  a
material effect on the Company's financial position  or
results of operations.
   The  Financial  Accounting  Standards  Board  issued
Statement  No. 115, "Accounting for Certain Investments
in  Debt  and  Equity Securities",  during  1993.   The
Company has adopted this statement during 1994  and  it
has   not  had  a  material  effect  on  the  Company's
financial position or results of operations.
  To meet short-term requirements when fluctuations occur in working capital, the Company has available three lines of credit totalling $15 million. At June
30, 1994, these lines were undrawn.
  The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.
  At a regular meeting held July 20, 1994, the Board of Directors declared a quarterly dividend of five cents per share of common stock to be paid on September 16, 1994 to its stockholders of record as of September 2, 1994.

                PART II. - OTHER INFORMATION
Item 6.

Exhibits and Reports on Form 8-K
_____________________________

 (b) No reports on Form 8-K have been filed for the six months ended June 30, 1994.

                         SIGNATURES
                        ____________
Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       INTERNATIONAL SHIPHOLDING CORPORATION

                              /s/ Gary L. Ferguson
                            __________________________
                                  Gary L. Ferguson
                    Vice President and Chief Financial Officer

Date: August 12, 1994