Form 10-Q
period 1994-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 1994-11-14
CIK 278041

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1994

                             OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to

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


Common Stock   $ 1 Par Value    5,346,611 shares (September 30, 1994)

               PART I - FINANCIAL INFORMATION

            INTERNATIONAL SHIPHOLDING CORPORATION
            CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in Thousands)
                         (Unaudited)

                                            September 30,   December 31,
                                                1994            1993
ASSETS                                      ____________   _____________
Current Assets:
 Cash and Cash Equivalents                      $ 26,025       $ 13,492
 Marketable Securities                             4,470         19,278
 Accounts Receivable, Net                         49,477         46,134
 Net Investment in Direct
   Financing Leases                                2,205          2,257
 Current Deferred Income Taxes                     2,593          1,955
 Other Current Assets                              4,075          6,666
 Material and Supplies Inventory, At Cost          8,678          7,853
                                            ____________   ____________
Total Current Assets                              97,523         97,635
                                            ____________   ____________

Investments In and Advances
 to Unconsolidated Entities                       33,834         34,905
                                            ____________   ____________

Net Investment in Direct
  Financing Leases                                27,131         28,775
                                            ____________   ____________

Vessels, Property and
   Other Equipment, At Cost:
 Vessels and Barges                              465,482        432,429
 Other Marine Equipment                            4,006          3,842
 Terminal Facilities                              18,049         17,521
 Land                                              2,317          2,317
 Furniture and Equipment                          13,093          9,676
                                            ____________   ____________
                                                 502,947        465,785
Less -  Accumulated Depreciation                (209,126)      (189,924)
                                            ____________   ____________
                                                 293,821        275,861
                                            ____________   ____________
Other Assets:
 Deferred Charges in Process of Amortization      33,373         41,992
 Acquired Contract Costs, Net of
     Accumulated Amortization                     24,798         26,781
 Due from Related Parties                          6,091          4,360
 Other                                            14,407         12,929
                                            ____________   ____________
                                                  78,669         86,062
                                            ____________   ____________
                                            $    530,978   $    523,238
                                            ============   ============

     The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                            September 30,    December 31,
                                                1994             1993
LIABILITIES AND STOCKHOLDERS' INVESTMENT    _____________   ____________
Current Liabilities:
 Current Maturities of Long-Term Debt       $      25,009   $     25,879
 Current Maturities of Capital Lease Obligations    9,474          5,000
 Accounts Payable and
     Accrued Liabilities                           44,080         49,447
 Current Liabilities to be
     Refinanced                                    (5,905)          (340)
                                            _____________   ____________
Total Current Liabilities                          72,658         79,986
                                            _____________   ____________

Current Liabilities to be
 Refinanced                                         5,905            340
                                            _____________   ____________

Billings in Excess of Income
 Earned and Expenses Incurred                       6,423          4,133
                                            _____________   ____________

Long-Term Capital Lease Obligations,
 Less Current Maturities                           21,092         27,020
                                            _____________   ____________

Long-Term Debt, Less Current Maturities           216,924        213,112
                                            _____________   ____________

Reserves and Deferred Credits:
 Deferred Income Taxes                             41,812         40,151
 Claims and Other                                  23,320         23,999
                                            _____________   ____________
                                                   65,132         64,150
                                            _____________   ____________

Stockholders' Investment:
 Common Stock                                       5,405          5,405
 Additional Paid-in Capital                        54,450         54,450
 Retained Earnings                                 84,309         75,775
 Less - Shares of Common Stock in
  Treasury, at Cost                                (1,133)        (1,133)
 Net Unrealized Holding Loss on
  Marketable Securities                              (187)            --
                                            _____________   ____________

                                                  142,844        134,497
                                            _____________   ____________
                                            $     530,978   $    523,238
                                            =============   ============

     The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (Dollars in Thousands Except Per Share Data)
                                   (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
                                      1994    1993          1994     1993
                                   _______________________________________
Revenues                           $ 76,434 $ 77,345     $238,367 $241,130
Operating Differential Subsidy        5,134    4,869       15,710   14,924
                                   _______________________________________
                                     81,568   82,214      254,077  256,054
                                   _______________________________________

Operating Expenses:
  Voyage Expenses                    58,698   60,813      189,421  189,953
  Vessel and Barge Depreciation       6,094    6,063       18,324   17,812
                                   _______________________________________
Gross Voyage Profit                  16,776   15,338       46,332   48,289
                                   _______________________________________

Administrative and General Expenses   6,549    6,631       19,917   19,994
(Loss) Gain on Sale of Assets           (98)    --            (91)      87
                                   _______________________________________
  Operating Income                   10,129    8,707       26,324   28,382
                                   _______________________________________
Interest:
  Interest Expense                    5,078    5,772       15,472   15,574
  Investment Income                    (766)    (414)      (2,240)    (807)
                                   _______________________________________
                                      4,312    5,358       13,232   14,767
                                   _______________________________________

Unconsolidated Entities
 (Net of Applicable Taxes):
Equity in Net Income (Loss) of
 Unconsolidated Entities               (199)      62           87   (2,184)
Gain on Sale of Equity Interests         --       --           --      900
(Allowance) for Doubtful Accounts        --       --          900     (900)
                                   _______________________________________
                                       (199)      62          987   (2,184)
                                   _______________________________________

Income Before Provision
 for Income Taxes and
 Extraordinary Gain (Loss)            5,618    3,411       14,079   11,431
                                   _______________________________________

Provision for Income Taxes:
  Current                             1,044      454        3,767    2,371
  Deferred                              954    1,441          747    2,978
  State                                 122       51          229      378
                                   _______________________________________
                                      2,120    1,946        4,743    5,727
                                   _______________________________________

Income Before Extraordinary
  Gain (Loss)                      $  3,498 $  1,465    $   9,336 $  5,704
                                   _______________________________________

Extraordinary Gain (Loss)
  (Net of Income Tax
  (Provision) Benefit of ($57),
  and $820, respectively)                 --     110           --   (1,592)
                                   _______________________________________
Net Income                         $  3,498 $  1,575    $   9,336  $ 4,112
                                   =======================================
Less:
Preferred Stock Dividends              --       154          --        868
Accretion of Discount
 on Preferred Stock                    --        75          --        202
                                   ---------------------------------------
Net Income Applicable to Common
  and Common Equivalent Shares     $  3,498 $ 1,346    $   9,336   $ 3,042
                                   =======================================
Earnings Per Share:
Income Before Extraordinary
  Gain (Loss)                      $   0.65 $  0.24    $    1.75   $  0.90
  Extraordinary Gain (Loss)             --     0.02           --     (0.31)
  Net Income                       $   0.65  $ 0.26    $    1.75   $  0.59
                                   =======================================
Common and Common
 Equivalent Shares                5,346,611  5,256,511  5,346,611 5,180,384

     The accompanying notes are an integral part of these statements.

                   INTERNATIONAL SHIPHOLDING CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                INVESTMENT
                         (Dollars in Thousands)
                               (Unaudited)

                         Additional                         Net
                  Common   Paid-In  Retained Treasury    Unrealized
                  Stock    Capital  Earnings  Stock     Holding Loss   Total
                 _______ _________  ________ ________  _____________  _______
Balance
at
December 31,
1992              $4,978   $48,216   $71,943 $ (1,133)  $        --  $124,004

Net Income
 for Year Ended
 December 31,
 1993                                  5,929                           5,929

Preferred Stock
 Dividends                              (868)                           (868)

Accretion of
 Discount on
 Preferred Stock                        (202)                           (202)

Cash Dividends                        (1,027)                         (1,027)

Issuance of Stock,
 427,500 Shares
 Pursuant to
 Exercise of
 Warrants            427     6,234                                     6,661
                 ___________________________________________________________
Balance at
 December 31,
 1993             $5,405  $ 54,450  $ 75,775  $ (1,133) $      --  $ 134,497

Net Income for
 Nine Months
 Ended September 30,
 1994                                 9,336                            9,336

Cash Dividends                         (802)                            (802)

Unrealized Holding
 Loss on Marketable
 Securities, Net of
 Deferred Taxes                                            (187)       (187)
                  _________________________________________________________
Balance at
 September 30,
 1994             $5,405  $ 54,450 $ 84,309 $ (1,133)   $  (187)   $142,844
                  =========================================================

       The accompanying notes are an integral part of these statements.

               INTERNATIONAL SHIPHOLDING CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                            (Unaudited)

                                                  Nine Months Ended
                                                     September 30,
                                                    1994    1993
                                                 ___________________
Cash Flows from Operating Activities:
 Net Income                                      $ 9,336   $  4,112
 Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
     Depreciation                                 19,227     18,471
     Amortization of Deferred Charges and
       Other Assets                               12,197     13,651
     Provision for Deferred Income Taxes             747      2,978
     Equity in Unconsolidated Entities              (987)     2,184
     Loss (Gain) on Sale of Vessels
       and Other Property                             91        (87)
     Extraordinary Item                               --      2,450
     Changes in:
       Reserve for Claims and Other
            Deferred Credits                        (679)    (7,635)
       Net Investment in Direct Financing Leases   1,696      1,737
       Unearned Income                             2,078     (8,021)
       Other Assets                               (1,754)     1,222
       Accounts Receivable                        (3,308)     8,733
       Inventories and Other Current Assets        1,766         99
       Accounts Payable and Accrued Liabilities   (2,290)     3,716
                                                 __________________
Net Cash Provided by Operating Activities         38,120     43,610
                                                 __________________
Cash Flows from Investing Activities:
 Purchase of Vessels and Other Property          (36,548)    (9,855)                                   Additions to
 Additions to Deferred Charges                    (4,605)   (14,559)
 Proceeds from Sale of Vessels and Other Property    623      2,472
 Proceeds from (Purchase of)
 Short-Term Investments                           14,808    (15,055)
 Investment in and Advances to
   Unconsolidated Entities                         1,049        664
 Purchase of LITCO                                    --     (1,606)
 Other Investing Activities                           --     (4,997)
                                                 __________________
Net Cash Used by Investing Activities            (24,673)   (42,936)
                                                 __________________
Cash Flows from Financing Activities:
 Proceeds from Issuance of Debt
   and Capital Lease Obligations                  21,109   138,248
 Reduction of Debt and Capital
   Lease Obligations                             (21,221) (128,236)
 Preferred and Common Stock Dividends Paid          (802)   (1,627)
 Proceeds from Issuance of Common Stock               --     4,278
 Redemption of Preferred Stock                        --   (13,750)
                                                 _________________
Net Cash Used by Financing Activities               (914)   (1,087)
                                                 _________________
Net Increase (Decrease) in Cash
 and Cash Equivalents                             12,533      (413)
Cash and Cash Equivalents at Beginning of Period  13,492    30,879
                                                __________________
Cash and Cash Equivalents at End of Period      $ 26,025 $  30,466
                                                ==================

  The accompanying notes are an integral part of these statements.

   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1994
                               (Unaudited)

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

   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
      The Company's vessels are operated under a variety of charters and contracts. The nature of these arrangements is such that, without a material variation in gross voyage profits (total revenues less voyage expenses and vessel and barge depreciation), the revenues and expenses attributable to a vessel deployed under one type of charter or contract can differ substantially from those atttibutable to the same vessel if deployed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, the Company's revenues and expenses can fluctuate substantially from one period to another even though the number of vessels deployed, the number of voyages completed, the amount of cargo carried and the gross voyage profit derived from the vessels remain relatively constant. As a result, fluctuations in voyage revenues and expenses are not necessarily indicative of trends in profitability, and management believes that gross voyage profit is a more appropriate measure of performance than revenues. Accordingly, the discussion below addresses variations in gross voyage profits rather than variations in revenues.
      Gross Voyage Profit. Gross voyage profit increased by 9.4% to $16.8 million in the Third Quarter of 1994 as compared to $15.3 million in the same period in 1993. Contributing to this increase was improved freight rates and increased volume on westbound cargo in the Company's Trans-Atlantic LASH liner service. In addition, extended maintenance was carried out on one of the Company's vessels causing it to be out-of-service during most of the Third Quarter of 1993. That vessel had no out-of-service days in the same period of 1994. Partially offsetting these revenue increases was lower gross voyage profit generated by the
Company's LASH vessels employed in liner service between ports on the U.S. Gulf/U.S. Atlantic Coast and South Asia (Trade Routes 18 and 17) as a result of lower freight rates and cargo volume on the Eastbound leg of this service. Results in 1994 also reflect 17 days out-of-service for the scheduled drydocking of a vessel chartered to the Military Sealift Command (the "MSC").
      Gross voyage profit decreased by 4.1% to $46.3 million in the first nine months of 1994 as compared to $48.3 million for the same period of 1993. Contributing to this decrease was the aforementioned reduction in gross voyage profit generated by the LASH vessels employed on Trade
Routes 18 and 17. Partially offsetting this negative variance was the drydocking of ten vessels for approximately 250 days in the first nine months of 1993 as compared to the drydocking of only three vessels in the comparable period in 1994 for approximately 50 days.
      Vessel and barge depreciation during the Third Quarter of 1994 approximated the amount during the comparable period of 1993. Depreciation increased slightly in the nine months ended September 30, 1994 as compared to the comparable period in 1993 due to amortization of costs associated with the Company's barge refurbishment program, costs associated with vessel upgrade work done on the AMAZON and the acquisition in June 1993 of the remaining 50% interest in a company which operates a LASH barge intermodal terminal.
      Other Income and Expense. Administrative and general expense during the Third Quarter of 1994 and the first nine months of 1994 was consistent with that of the comparable periods of 1993.
      Interest expense decreased by 12.1% to $5.1 million in the Third Quarter of 1994 as compared to $5.8 million in the same period in 1993 primarily due to the prepayment of approximately $63.8 million of debt during 1993 from the issuance of $100 million 9% Senior Unsecured Notes in July, 1993 and reduced balances on other outstanding debt. Interest expense during the first nine months of 1994 was consistent with that of the comparable period in 1993 reflecting increases due to the issuance of the aforementioned $100 million Senior Notes in mid 1993 offset by reductions due to early prepayments made from these funds and regularly scheduled payments on other outstanding debt.
      Investment income increased from $414,000 in the Third Quarter of 1993 to $766,000 in the Third Quarter of 1994. This increase reflected higher interest rates earned on invested funds and the recognition of interest earned on a promissory note related to the sale of an 18.5% interest in A/S Havtor as further discussed below. These items also contributed to the increase from $807,000 in the first nine months of 1993 to $2,240,000 in the comparable period of 1994. Additionally impacting the favorable variance was a higher average balance of invested funds during the first nine months of 1994.
      The Company's share of earnings from unconsolidated entities decreased from net income of $62,000 in the Third Quarter of 1993 to a net loss of $199,000 in the Third Quarter of 1994. This reduction resulted primarily from the drydocking of one of the PROBO vessels for approximately 14 days in the Third Quarter of 1994. The Company's share of earnings from unconsolidated entities increased from a net loss of $2.2 million in the first nine months of 1993 to net income of $1 million in the first nine months of 1994. The loss in the first nine months of 1993 resulted primarily from the Company's investment in A/S Havtor and A/S Havtor Management, Norwegian companies in which the Company had an interest. During the First Quarter of 1993 the Company sold an 18.5% direct interest in A/S Havtor for $7.6 million, of which $2.8 million was received in cash and $4.8 million was received in the form of a promissory note. The transaction reduced the Company's direct interest in A/S Havtor to 14.8% and resulted in a gain before taxes of approximately $1.4 million. A provision for doubtful accounts was recorded in 1993 to reflect the deferral of the gain until receipt of the proceeds from the promissory note, which matures in mid-1996. In the Second Quarter of 1994, A/S Havtor and associated Norwegian companies merged with a publicly listed company on the Oslo Stock Exchange. This new public company, Havtor A/S, operates mainly Liquified Petroleum Gas
(LPG) Carriers. In substitution for the A/S Havtor stock held as collateral under the aforementioned promissory note, the Company received shares in the publicly listed Havtor A/S. Due to the liquidity of these shares, deferral of the gain is no longer necessary, therefore in the Second Quarter of 1994 the related allowance was reversed resulting in income after tax of $900,000. Since the Company has no substantive control regarding their operations and holds direct and indirect ownership interests in each that are less than 20%, the investments have been accounted for since April 1, 1993 under the cost method of accounting, which calls for recognition of income only upon the distribution of dividends.
      Also contributing to the improved results for the non-consolidated entities in the first nine months of 1994 as compared to the comparable period in 1993 was an additional 11% interest acquired in the first quarter of 1993 in two PROBO vessels increasing the Company's interest to 50% and improved charter rates on these two vessels. This improvement was partially offset by 14 days out-of-service for one of the vessels for scheduled drydocking in the Third Quarter of 1994.
      Income Taxes. The Company provided $2 million for federal income taxes in the Third Quarter of 1994 at the statutory rate of 35% as compared to $1.9 million in the Third Quarter of 1993 at the same rate. Income of unconsolidated entities and extraordinary items are shown net of applicable taxes. The Revenue Reconciliation Act of 1993 which was passed in August, 1993 provided a retroactive tax rate of 35% on taxable income in excess of $10 million per year beginning January 1, 1993. The higher tax rate resulted in an adjustment to the Company's current provision for income taxes in the Third Quarter of 1993 of $101,000 for income earned in 1993 as well as an adjustment of $764,000 required by FASB Statement No. 109 for tax provisions made prior to 1993. During the first nine months of 1994, the Company provided $4.5 million for federal income taxes at the statutory rate of 35% as compared to a provision of $5.3 million at the same rate in the first nine months of 1993.
      During the first nine months of 1993 the Company recognized an extraordinary loss of $1.6 million, net of taxes, resulting from prepayment penalties and the write-off of deferred loan costs associated with the early payment of high interest debt and the redemption of preferred stock from the proceeds of the Company's $100 million Senior Notes issued in July 1993.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital increased from $17.6 million at December 31, 1993 to $24.9 million at September 30, 1994, after provision for current maturities of long-term debt of $25 million and capital lease obligations of
$9.5  million.   Cash and cash equivalents increased  during
the first nine months of 1994 by $12.5 million to a total of $26 million at September 30, 1994.
      Positive cash flows were achieved from operating activities in the first nine months of 1994 in the amount of $38.1 million. The major source of cash from operations was
net  income,  adjusted  for  non-cash  provisions  such   as
depreciation and amortization.
      Net cash used for investing activities amounted to $24.7 million during the first nine months of 1994. Capital investments included $28.5 million for construction costs of a molten sulphur carrier, $1.5 million for the refurbishment of barges, $3.3 million for computer software development and upgrades, $1.4 million for upgrade work on one of the Company's vessels and $1.8 million in other miscellaneous
items.   Also,  the Company added $4.6 million  of  deferred
charge   items,  primarily  drydocking  and  vessel   survey
expenditures.   The  Company  received  approximately  $14.8
million from the liquidation of securities, $1 million from its investments in unconsolidated entities and $623,000 from the sales of property.
      Net cash used by financing activities during the first nine months of 1994 was $900,000. Uses of cash included regularly scheduled principal payments of $21.2 million for
debt  and  lease  obligations and  $802,000   used  to  meet
common stock dividend requirements. Partially offsetting these uses of cash were proceeds in the amount of $21.1 million drawn under an interim financing agreement for the construction of the Company's molten sulphur carrier.
      The Company's molten sulphur carrier was delivered in early October, 1994 and was named "SULPHUR ENTERPRISE". She entered a long-term contract with Freeport-McMoRan Resource Partners ("FRP") carrying molten sulphur between Louisiana and Westcoast Florida, iN
support  of FRP production of agricultural fertilizers.   As
of September 30, 1994, the Company had paid $43.8 million of
the  total  cost  of  approximately $60 million.   Of  these
costs, $28.8 million was paid during the first nine months of 1994 and the balance was paid during 1993 and 1992. Capitalized interest related to this construction totaled
$654,000  for  the  first  nine  months  of  1994.   Interim
construction financing was received through a pool of commercial banks and was repaid with permanent financing in
October.   The Company received financing in the  amount  of
$43.4  million  through  U.S.  Government  Guaranteed   Ship
Financing Bonds to cover the permanent fixed rate financing of approximately 75% of the cost of the vessel.
      The Company has entered a long-term contract with P.T. Freeport Indonesia Company (an affiliate of Freeport-McMoRan Copper and Gold, Inc.) to provide transportation services for supplies associated with the operation of a copper and
gold  mine  on  the Indonesian Island of  Irian  Jaya.   The
Company will acquire and convert two semi-submersible barge carrying vessels and will have 26 cargo barges built to be used with the aforementioned vessels. The cost of these capital expenditures is expected to approximate $70 million. The Company will also charter or acquire a small container vessel in order to fulfill the requirements of the contract
which  is  expected  to  commence late  1995.   The  Company
anticipates financing a major portion of the cost  of  these
acquisitions   through   medium-to  long-term   loans   with
commercial banks.
      Two U.S. Flag LASH vessels operating in the Company's LASH liner service, "ROBERT E. LEE" and "STONEWALL JACKSON", have been operating under leases since their delivery from the builders in 1974. These leases provided the Company with the option to purchase the vessels at the termination of the leases in October 1994. The Company exercised its option to purchase these vessels for fair market value as determined by an appraisal panel organized under the terms
of  the  lease.   The Company has received a commitment  for
medium-term financing for approximately 80% of the purchase and anticipates receipt of the funds during the Fourth Quarter of 1994.
       The   Financial  Accounting  Standards  Board  issued
Statement No. 112, "Employers' Accounting for Postemployment Benefits", during 1992. This statement will be adopted in 1994 and is not expected to have a material effect on the Company's financial position or results of operations.
       The   Financial  Accounting  Standards  Board  issued
Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", during 1993. The Company has adopted this statement during 1994 and it has not had a material effect
on   the   Company's  financial  position  or   results   of
operations.
     To meet short-term requirements when fluctuations occur in working capital, the Company has available three lines of credit totaling $15 million. At September 30, 1994, these lines were undrawn.
      The  Company  has  not  been notified  that  it  is  a
potentially  responsible  party  in  connection   with   any
environmental matters.
      At a regular meeting held October 19, 1994, the Board of Directors declared a quarterly dividend of five cents per share of common stock to be paid on December 16, 1994 to its stockholders of record as of December 2, 1994.


                 PART II - OTHER INFORMATION

Item 6.
Exhibits and Reports on Form 8-K

     (b) No reports on Form 8-k have been filed for the nine months ended September 30, 1994.

                         SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    INTERNATIONAL SHIPHOLDING CORPORATION

                         ___________________________________
                         Gary L. Ferguson
                         Vice President and Chief Financial
Officer

Date:  November 10, 1994