Form 10-K
INTERNATIONAL SHIPHOLDING CORP
filed 1995-03-29
CIK 278041

<PAGE 1>

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     Washington, D. C. 20549

                            FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR
  15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934
           For the fiscal year ended December 31, 1994
                               OR
__TRANSITION REPORT PURSUANT TO SECTION 13
  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934
  For the Transition Period From _________ to _________
               Commission File No. 2-63322

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

      Registrant's telephone number, including area code:
                         (504) 529-5461
            Securities registered pursuant to Section
                        12(b) of the Act:
                                      Name of each exchange
             Title of each class       on which registered
              _________________       ____________________
    Common Stock, $1 Par Value         New York Stock Exchange
    9% Senior Notes Due 2003           New York Stock Exchange

      Indicate  by  check  mark  whether  the
registrant (1) has filed all reports required
to  be  filed by Section 13 or 15(d)  of  the
Securities  Exchange Act of 1934  during  the
preceding  12  months (or  for  such  shorter
period  that  the registrant was required  to
file  such reports), and (2) has been subject
to  such filing requirements for the past  90
days.  YES X   NO   ____
      Indicate by check mark if disclosure of
delinquent  filers pursuant to  Item  405  of
Regulation  S-K is not contained herein,  and
will  not  be  contained,  to  the  best   of
registrant's knowledge in definitive proxy or
information   statements   incorporated    by
reference  in Part III of this Form  10-K  or
any amendment to this Form 10-K. X
      State the aggregate market value of the
voting  stock held by non-affiliates  of  the
registrant.
          Date                        Amount
          ____                     __________
   March  1,  1995                 $74,267,381
Indicate the number of shares outstanding  of
each  of  the registrant's classes of  common
stock, as of the latest practicable date.
Common stock, $1 par value. . . . . . . .
5,346,611 shares outstanding as of March 1, 1995

        DOCUMENTS INCORPORATED BY REFERENCE
       Portions  of  the  Annual  Report   to
Shareholders  for  the  fiscal   year   ended
December 31, 1994, have been incorporated by reference into Parts I and II of this Form 10-
K. Portions of the registrant's definitive proxy statement dated March 13, 1995 have been incorporated by reference into Part III of this Form 10-K.



              INTERNATIONAL SHIPHOLDING CORPORATION
                            Form 10-K
                       Table of Contents

PAGE
PART I.
   ITEM 1.BUSINESS                      2
          General                       2
          History                       4
          Liner Service/Contracts of
          Affreightment                 4
          Military Sealift Command      6
          Pure Car Carriers             7
          Bulk Carrier                  8
          Float-On/Float-Off            8
          Domestic Transportation
                   Services             8
          Investments in specialized
                   Vessels              9
          Ancillary Services            10
          Marketing                     10
          Insurance                     10
          Regulation                    11
          Competition                   13
          Employees                     14
  ITEM 2. PROPERTIES                    15
  ITEM 3. LEGAL PROCEEDINGS             16
  ITEM 4. SUBMISSION OF MATTERS TO
          A VOTE OF SECURITY HOLDERS    16
  ITEM 4a.EXECUTIVE OFFICERS AND
          DIRECTORS OF THE REGISTRANT   16
PART II.
  ITEM 5. MARKET FOR THE REGISTRANT'S
          COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS       19
  ITEM 6. SELECTED FINANCIAL DATA       19
  ITEM 7. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF
          OPERATIONS                    19
  ITEM 9. CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANT'S ON
          ACCOUNTING AND FINANCIAL
          DISCLOSURE                    19
PART III.
  ITEM 10.     DIRECTORS AND EXECUTIVE
               OFFICERS OF
               THE REGISTRANT           20
  ITEM 11.     EXECUTIVE COMPENSATION   20
  ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND
               MANAGEMENT               20
  ITEM 13.     CERTAIN RELATIONSHIPS AND
               RELATED MATTERS          20
PART IV.
  ITEM 14.     EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS ON
               FORM 8-K.                21
               SIGNATURES               23

<PAGE 2>

                    PART  I

ITEM 1.  BUSINESS

GENERAL

      The  Company, through its subsidiaries,
operates  a diversified fleet of U.  S.,  and
international  flag  vessels   that   provide
international    and    domestic     maritime
transportation   services    to    commercial
customers  and agencies of the United  States
government primarily under medium-  to  long-
term  charters  or contracts.  The  Company's
fleet consists of 28 ocean-going vessels,  14
towboats, 129 river barges, 1,650 LASH barges
and  related  shoreside handling  facilities.
The  Company's  strategy is to  (i)  identify
customers  with  marine transportation  needs
requiring  specialized vessels  or  operating
techniques,  (ii) seek medium-  to  long-term
charters  or  contracts with those  customers
and,   if   necessary,  modify,  acquire   or
construct vessels to meet the requirements of
those charters or contracts, and (iii) secure
financing    for   the   vessels   predicated
primarily   on  those  charter  or   contract
arrangements.  The Company believes that this
strategy   has  produced  valuable  long-term
relationships with its customers and stable operating cash flows.

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

      The  Company's diversified  ocean-going
fleet  also  includes (i)  two  international
flag and two U.S. flag pure car carriers that
are    specially   designed   to    transport
automobiles; (ii) the only two U.S. flag ice-
strengthened  multi-purpose  vessels,   which
supply   Pacific  rim  military   bases   and
scientific  operations  in  the  Arctic   and
Antarctic;   (iii)   three   roll-on/roll-off
vessels  that  permit  rapid  deployment   of
rolling  stock, munitions and other  military
cargoes requiring special handling; (iv)  two
PROBO  vessels that can carry various refined
petroleum  products and dry bulk  cargoes  on
back-to-back voyages because of their ability
to   rapidly  self-clean  their  cargo  holds
between voyages

<PAGE 3>

with  minimal  shoreside  support;  (v)   one
international  flag cape-size  bulk  carrier;
(vi)  one  U.S. flag semi-submersible  barge;
and  (vii) one molten sulphur carrier,  which
is   used   to  carry  molten  sulphur   from
Louisiana and/or Texas to a processing  plant
on  the Florida Gulf Coast.  The Company also
operates 14 inland waterway towboats and  111
super-jumbo river barges that transport coal from Indiana to Florida for an electric utility via shoreside unloading facilities owned and operated by the Company.

        Through   its   principal   operating
subsidiaries,   Central  Gulf   Lines,   Inc.
("Central  Gulf"),  LCI  Shipholdings,   Inc.
("LCI"),  Forest Lines Inc. ("Forest  Lines")
and     Waterman    Steamship     Corporation
("Waterman"),  the Company engages  primarily
in  four types of services: (i) international
flag  LASH liner service between U.  S.  Gulf
and  East  Coast ports and ports in  northern
Europe,  and  a subsidized U.  S.  flag  LASH
liner  service  between U. S. Gulf  and  East
Coast  ports  and  ports in South  Asia,  the
Middle  East and northern Africa;  (ii)  time
charters  to  and  other contracts  with  the
Military Sealift Command ("MSC") for  use  in
its  military prepositioning program  and  to
service  scientific operations in the  Arctic
and   Antarctic;  (iii)  time   charters   to
transport  Toyota and Honda automobiles  from
Japan   to  the  United  States  and  Hyundai
automobiles  from  Korea  primarily  to   the
United  States and Europe; and (iv)  domestic
transportation   and   services,    primarily
involving its coal and sulphur contracts  and
its  ownership of an inter-modal transfer and
warehouse  facility  in  Memphis,  Tennessee.
The  Company also has investments in  several
overseas   entities  that  own  and   operate
specialized cargo carriers.

      The Company currently has time charters
or  contracts to carry cargoes for commercial
customers  that  include International  Paper
Company, Freeport-McMoRan, Inc., The Goodyear
Tire   and   Rubber  Company,  Toyota   Motor
Corporation,  Honda  Motor  Co.,   Ltd.   and
Hyundai Motor Company. The Company has one of the number of vessels on charter to the MSC operating nine vessels for the MSC under charters or contracts that typically contain options permitting MSC to extend the charter or contract on similar terms and conditions for one or more extension periods. With two exceptions, the MSC has always exercised its renewal options on the Company's charters or contracts, and the Company generally has been successful in winning charter or contract renewals when they are rebid.

      The Company's business historically has
generated stable cash flows because  most  of
its medium- to long-term charters provide for
a  daily charter rate that is owed whether or
not the charterer utilizes the vessel (unless
the vessel is unavailable for the charterer's
use)  and  most of its medium-  to  long-term
contracts guarantee a minimum amount of cargo
for transportation.  The Company is partially
insulated from increases in certain operating
expenses   because  time  charters  generally
require the charterer to pay certain voyage costs, including fuel, port and stevedoring expenses, and often include cost escalation features covering certain of the expenses paid by the Company.

<PAGE 4>

HISTORY

      Central Gulf was founded in 1947 by the
late Niels F. Johnsen and his sons, Niels  W.
Johnsen, the Company's current Chairman,  and
Erik   F.  Johnsen,  its  current  President.
Central  Gulf was privately held  until  1971
when   it   was   acquired  by  Trans   Union
Corporation.    In  1978,  the  Company   was
formed  to  act  as  a  holding  company  for
Central   Gulf,  LCI  and  other   affiliated
companies  in connection with the 1979  spin-
off  by  Trans Union of the Company's  common
stock  to  Trans  Union's  stockholders.   In
1986,  the  Company acquired  the  assets  of
Forest  Lines,  and,  in  1989,  the  Company
acquired  the stock of Waterman.   Since  its
spin-off from Trans Union, the Company has continued to act solely as a holding company, and its only significant assets consist of the capital stock of its subsidiaries.


LINER SERVICES/CONTRACTS OF AFFREIGHTMENT

      International Flag.    Under  the  name
"Forest  Lines"   the  Company  operates  two
international flag LASH vessels and  a  self-
propelled, semi-submersible feeder vessel  on
a  scheduled  liner  service.   Forest  Lines
normally  makes  11 round trip  sailings  per
LASH  vessel per year between U. S. Gulf  and
East   coast  ports  and  ports  in  northern
Europe.    Approximately  one-half   of   the
aggregate  eastbound cargo space is  reserved
for International Paper Company under a long-
term   contract   of   affreightment.     The
remaining  space  is  provided  on  a  voyage
affreightment  basis to commercial  shippers.
Historically, approximately 20% has been used
by  other  paper manufacturers. The remaining
30%  has  been  used  by  various  commercial
shippers to carry general cargo.  Since 1969,
when   the   LASH  liner  service   commenced
operation, the vessels generally have been fully utilized on their eastbound voyages.

     The Company has had ocean transportation
contracts with International Paper since 1969
when the Company had two LASH ships built  to
accommodate International Paper's trade.  The
Company's  contract  of  affreightment   with
International  Paper is for the  carriage  of
wood  pulp,  liner  board  and  other  forest
products,  the characteristics of  which  are
well   suited  for  transportation  by   LASH
vessels  because  the LASH  system  minimizes
damage  to such cargo by reducing the  number
of  times  that  the cargo  is  handled.   In
addition, the LASH system permits the Company
to  load  and  unload these products  at  the
shipper's   and  the  receiver's  facilities,
which  are generally located on river systems
that  container and breakbulk vessels do  not
serve.   The Company's current contract  with
International Paper is for a ten-year term ending in 2002.

       Over   the   years  the  Company   has
established a base of commercial shippers  to
which  it  provides space  on  the  westbound
Forest  Lines service.  The principal cargoes
carried   westbound  are   high-grade   paper
products, aluminum slabs, steel products and other general cargo. Over the last five years, the westbound utilization rate for these vessels averaged approximately 88% per year.

<PAGE 5>

      U. S. Flag.   Waterman is a party to an
operating differential subsidy agreement with
the  U. S. Maritime Administration, an agency
of    the    Department   of   Transportation
("MarAd"),   that  permits  the  Company   to
operate  U.  S.  flag vessels  on  designated
international   trade  routes   and   receive
subsidy  payments  from  the  United   States
government   approximating  the   excess   of
certain  vessel  expenses,  primarily  wages,
over   comparable  costs  of  the   Company's
principal  foreign  flag competitors  on  the
same   trade   routes.   Under  the   subsidy
agreement  the Company operates  a  scheduled
liner  service  that makes  approximately  16
round  voyages  per  year (four  per  vessel)
between  U.  S. Gulf and Atlantic  ports  and
ports in the Red Sea, Persian Gulf and Indian
Ocean  (Trade  Route No.  18)  and  ports  in
Indonesia,  Malaysia  and  Singapore   (Trade
Rouge  No.  17).  The subsidy agreement  also
permits the Company to make per year up to 18
calls  at Egyptian ports on the Mediterranean
and  up  to 12 calls to south and east Africa
ports.   The  Company  also  operates   FLASH
vessels as feeder vessels in this service  in
southeast   Asia.    In  1994,  the   Company
received approximately $21.7 million under its subsidy agreement. The Company's subsidy agreement with MarAd expires on December 31, 1996, and there can be no assurance that it will be renewed. See "Item 1. Business -
Regulation" for a discussion of the subsidy program.

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

<PAGE 6>

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

      MSC  charters and contracts are awarded
through competitive bidding, for fixed  terms
with  options allowing the MSC to extend  the
charters or contracts for additional periods.
With  two  exceptions,  the  MSC  has  always
exercised  its  extension  options,  and  the
Company  generally  has  been  successful  in
winning   renewals  when  the  charters   and
contracts   are  rebid.   All  charters   and
contracts  require  the MSC  to  pay  certain
voyage   costs,  including  fuel,  port   and
stevedoring  expenses, and  certain  charters
and   contracts   include   cost   escalation
features covering certain of the expenses paid by the Company.

     LASH Vessels.  The Company charters four
U.  S.  flag LASH vessels  to the  MSC  under
time  charters that expire in    April  1996,
May   1996,  July  1996  and  October   1996,
respectively,   and  provide  the  MSC   with
options to renew each contract for one or two
additional  17-month periods.  These  vessels
are   in   the  MSC's  prepositioning   force
stationed in the Indian Ocean area.

      Ice-Strengthened Multi-purpose Vessels.
The  Company owns and operates the  only  two
U.S.   flag   ice-strengthened  multi-purpose
vessels.    These  vessels  are  capable   of
transporting   containerized  and   breakbulk
cargo  and  are used by the MSC  to  resupply
Pacific  rim  military bases  and  to  supply
scientific   projects  in  the   Arctic   and
Antarctic.  One  of  the  vessels  is   being
operated under a charter with the MSC that will expire in November 1996 and may be extended for an additional 17-month period at the option of the MSC. The other vessel is being operated under a charter with the MSC that will expire in November 1995 and may be extended for an additional 17-month period at the option of the MSC.

       Roll-On/Roll-Off  Vessels.   In   1983
Waterman  was awarded a contract  to  operate
three  U.  S.  flag roll-on/roll-off  vessels
under time charters to the MSC for use by the
United    States   Navy   in   its   maritime
prepositioning  ship ("MPS") program.   These
vessels  represent  three  of  the  four  MPS
vessels   currently  in  the  MSC's  Atlantic
fleet, which provides support for the  U.  S.
Marine   Corps.   These  ships  are  designed
primarily   to   carry  rolling   stock   and
containers,   and  can  each  carry   support
equipment for 17,000

<PAGE 7>

military personnel.  Waterman sold the  three
vessels  to unaffiliated corporations shortly
after   being   awarded  the  contract,   but
retained  the  right to operate  the  vessels
under  operating agreements.   The  MSC  time
charters  commenced in late  1984  and  early
1985  for initial five-year periods and  were
renewable  at the MSC's option for additional
five-year periods up to a maximum of  twenty-
five  years.  In  1993, the  Company  reached
agreement with MSC to make certain reductions
in    future   charter   hire   payments   in
consideration of fixing the period of these charters for the full twenty-five years. The charters will now terminate in the years 2009 and 2010. The operating agreements are for corresponding periods and are renewed as the charters are renewed.

      Semi-submersible Barge.  In late  1989,
the  Company acquired, for approximately $4.4
million, and commenced operation of a  U.  S.
flag   semi-submersible   barge,   the   Caps
Express.   The  Caps  Express  was  initially
deployed under a charter to the MSC  and  was
used    extensively   in   Operation   Desert
Shield/Desert Storm. The charter expired in April 1991 and the MSC did not exercise its renewal option under the charter. Since that time, the Caps Express has been operated in the commercial market.

PURE CAR CARRIERS

      U.  S.  Flag.   In  1986,  the  Company
entered  into  multi-year charters  to  carry
Toyota  and Honda automobiles from  Japan  to
the   United   States.   To   service   these
charters, the Company had constructed two  U.
S. flag pure car carriers which are specially
designed    to   carry   4,000   and    4,660
automobiles, respectively.  Both vessels were
built in Japan, but are registered under  the
U.S.  flag, making them two of only four U.S.
flag pure car carriers in the Japanese trade.
In  order to be competitive with foreign flag
vessels   operated  by  foreign  crews,   the
Company worked in close cooperation with  the
unions   representing  the   Company's   U.S.
citizen  shipboard personnel.  Service  under
these   charters  commenced  in  the   fourth
quarter of 1987. These charters were renewed for additional multi-year terms.

      International  Flag.  Since  1988,  the
Company  has  transported Hyundai automobiles
from Korea primarily to the United States and
Europe  under  two  long-term  charters.   To
service  these charters, the Company had  two
new  pure  car  carriers  constructed  by   a
shipyard  affiliated with Hyundai.   Each  of
the vessels has a carrying capacity of 4,800 automobiles.

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

<PAGE 8>

BULK CARRIER

      In  1990 the Company acquired a 148,000
dwt  cape size dry bulk carrier.  The  vessel
has   been   fully  employed  under   various
charters in specific trading areas where bulk cargoes move on a regular basis.

FLOAT-ON/FLOAT-OFF VESSELS

      During 1994 the Company entered into  a
long-term    contract   to   provide    ocean
transportation  services to  a  major  mining
company producing copper concentrates at  its
mine  in  West  Irian Jaya,  Indonesia.   The
Company  has  acquired  two  semi-submersible
barge   carrying  vessels   and   is   having
constructed 26 cargo barges to be  used  with
the aforementioned vessels.  The Company will
also  acquire  a  small container  vessel  in
order  to  fulfill  the requirements  of  the
contract,  which is expected to  commence  in
late   1995.    See  "Item  7.   Management's
Discussion   and   Analysis   of    Financial
Condition   and  Results  of   Operations   -
Liquidity and Capital Resources."

DOMESTIC TRANSPORTATION SERVICES

     Coal.  In 1981, the Company entered into
a  22-year contract expiring in 2004  with  a
Florida  based rural electric generation  and
transmission     cooperative     for      the
transportation  of  coal  from  Mt.   Vernon,
Indiana to Gulf County, Florida.  Under  this
contract,  which  was  awarded  pursuant   to
competitive bidding, the Company is  annually
guaranteed transportation of a minimum of 2.7
million tons of coal through its operation of
14  chartered towboats, 108 chartered  super-
jumbo river barges and three such barges that
it  owns.   Under this contract, the  Company
typically has transported three million  tons
of  coal  per year.  To protect  both parties
against   cost   variations,   the   contract
contains escalation and de-escalation clauses
designed  to  adjust the contract  price  for
fluctuations in fuel costs, wages  and  other
operating  expenses.   The  Company  is  also
responsible for unloading the barges  at  the
discharge  point in Gulf County, Florida  and
transferring  the  coal  into  railcars.   To
facilitate this process, the Company owns and operates an automated terminal facility. The terminal can be operated by relatively few employees and is capable of loading and unloading three times the amount of coal currently transported through the facility under the contract.

      The Company contracted in October 1994,
to  purchase  a U.S. flag Coal Carrier.   The
vessel will be placed under long-term charter
to  a major electric utility company based in
Massachusetts  to  carry  part  of  its  fuel
supply.  The ship will also be used to  carry
coal  and other bulk commodities for  account
of  other  major charterers.   See  "Item  7.
Management's  Discussion  and   Analysis   of
Financial Condition and Results of Operations
- Liquidity and Capital Resources."

      Molten  Sulphur.  The Company  recently
entered   into   a   15-year   transportation
contract with an affiliate of a major sulphur
producer  for  which it had  built  a  24,000
deadweight ton molten sulphur carrier that carries molten sulphur from Louisiana

<PAGE 9>

and/or  Texas  to a fertilizer plant  on  the
Florida Gulf Coast.  Under the terms of  this
contract, the Company will be guaranteed  the
transportation  of a minimum of  1.8  million
tons  of sulphur per year.  The contract also
gives   Freeport   three  five-year   renewal
options.   The  vessel  delivered  and  began
service  during  late  1994.   See  "Item  7.
Management's  Discussion  and   Analysis   of
Financial Condition and Results of Operations
- Liquidity and Capital Resources."

       LITCO  Facility.   During  1991,   the
Company   entered  into  an  agreement   with
Cooper/T. Smith Stevedoring pursuant to which
the  Company  acquired a 50%  interest  in  a
newly  constructed, all weather  rapid  cargo
transfer  facility  in  the  river  port   of
Memphis,  Tennessee for handling LASH  barges
transported by subsidiaries of the Company in
its  LASH liner services.  The terminal began
operation  in  May 1992 and provides  287,500
square   feet   of  enclosed  warehouse   and
loading/discharging stations for LASH  barge,
rail,  truck  and heavy-lift operations.   In
June  1993, the Company purchased  the  other
50%  interest for $1.9 million from Cooper/T.
Smith  Stevedoring, which  will  continue  to
manage   the   facility  under  a  management
agreement with the Company.


INVESTMENTS IN SPECIALIZED VESSELS

      Liquid  Petroleum Gas.   In  1985,  the
Company purchased a one-third interest in A/S
Havtor,   a  Norwegian  company  that   owned
interests in and chartered-out on a long-term
basis    vessels    specializing    in    the
transportation  of liquid petroleum  gas  and
various  chemical  products.   In  1985,  the
Company  also purchased a 14.2%  interest  in
A/S   Havtor  Management,  a  Norwegian  ship
management   company  affiliated   with   A/S
Havtor.   During the first quarter  of  1993,
the  Company  sold an 18.5% interest  in  A/S
Havtor  thereby  reducing  its  interest   to
approximately 14.8%.  During 1994 A/S Havtor,
certain associated companies and a portion of
A/S  Havtor  Management were  merged  into  a
publicly  listed  company,  Havtor  AS.   The
Company's   interest   in   Havtor   AS    is
approximately  12.6%, including  both  direct
and  indirect holdings.  Havtor  AS  operates
mainly   a   fleet  of  about  25   liquified
petroleum  gas carriers, 7 dry bulk  carriers
and  is also joint owner with the Company  in
the  two  PROBO vessels.  Subsequent to  year
end,  Havtor  AS  signed a letter  of  intent
whereby  A/S  Havtor Management and  the  gas
carrier  activities of Kvaerner a.s would  be
merged  into  Havtor AS.  This  merger  would
result in Havtor AS having ownership interest
varying  between  10%  and  100%  in  46  gas
carriers,  6  drycargo  carriers,   2   PROBO
vessels and 1 product carrier in addition to other minor participations.

      During 1990, the Company increased  its
participation  in  the liquid  petroleum  gas
market  by  acquiring a  10%  interest  in  a
56,000  cubic  meter  liquid  petroleum   gas
carrier   that   was  delivered   and   began
operation during 1993.

<PAGE 10>

        Combination    Dry    Cargo/Petroleum
Products.  LCI holds a 50% equity interest in
two  foreign entities, one of which owns  two
combination   dry  cargo/petroleum   products
(PROBO)  vessels,  and  the  other  of  which
operates the vessels under long-term charters
to  a  European  marketing and profit-sharing
pool consisting of these two vessels and four
identical   sister   ships.    Under    these
charters,  the pool operates and markets  the
vessels in exchange for monthly payments that
are  periodically adjusted  under  a  profit-
sharing  formula.  PROBO vessels are able  to
carry various refined petroleum products  and
drybulk   cargoes  on  back-to-back   voyages
because of their ability to rapidly self-clean their cargo holds between voyages with minimal shoreside support.

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

MARKETING

      The  Company maintains marketing staffs
in  Washington, D. C., New York, New Orleans,
Houston,  Chicago, Baltimore, San  Francisco,
Rotterdam  and  Singapore  and  maintains   a
network  of marketing agents in major  cities
around  the  world who market  the  Company's
liner,  charter and contract  services.   The
Company markets its Trans-Atlantic LASH liner
service  under the trade name "Forest Lines",
and its LASH liner service between the U.  S.
Gulf  and Atlantic coast ports and South Asia
ports  under  the Waterman house  flag.   The
Company  advertises  its  service  in   trade
publications in the United States and abroad.

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

     The Company maintains hull and machinery insurance policies on each of its vessels in amounts related to the value of each vessel.
This insurance coverage,

<PAGE 11>

which  includes increased value, freight  and
time  charter  hire,  is  maintained  with  a
syndicate  of  hull  underwriters  from   the
United    States,   British,    French    and
Scandinavian insurance markets.  The  Company
maintains war risk insurance on each  of  the
Company's vessels in an amount equal to  each
vessel's total insured hull value.  War  risk
insurance  is placed through Underwriters  at
Lloyds   and  Norwegian  war  risk  insurance
markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the applicable P&I club.

      The Company also maintains loss of hire
insurance   with   underwriters   from    the
Norwegian market to cover its loss of revenue
in  the  event  that a vessel  is  unable  to
operate for a certain period of time  due  to
loss   or  damage  arising  from  the  perils
covered by the hull and machinery policy.

       Insurance   coverage   for   shoreside
property,    shipboard    consumables     and
inventory,     spare     parts,      workers'
compensation,  office contents,  and  general
liability    risks   are   maintained    with
underwriters in the United States and British
markets.   The Company also carries insurance
to  meet certain liabilities that could arise
from   the  discharge  of  oil  or  hazardous
substances in U.S., international and foreign waters.

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


REGULATION

      The  Company's operations  between  the
United  States  and  foreign  countries   are
subject  to  the Shipping Act  of  1916  (the
"Shipping Act"), which is administered by the
Federal   Maritime  Commission,  and  certain
provisions  of  the Federal  Water  Pollution
Control  Act, the Oil Pollution Act  of  1990
and  the Comprehensive Environmental Response
Compensation and Liability Act, all of  which
are  administered by the U. S.  Coast  Guard,
and  certain  other  international,  federal,
state   and   local  laws  and   regulations,
including international conventions and  laws
and  regulations of the flag nations  of  its
vessels.  Pursuant to the requirements of the
Shipping  Act, the Company has on  file  with
the   Federal  Maritime  Commission   tariffs
reflecting the outbound and inbound prices currently charged by the Company to transport cargo between the United States and foreign countries as a common carrier. These tariffs are filed by the Company either individually or in connection with its participation as a member of rate or conference agreements, which are agreements that (upon becoming effective following filing with the Federal
Maritime Commission ) permit the members to agree concertedly upon rates and practices relating to the carriage of goods in U. S. and

<PAGE 12>

foreign ocean commerce.  Tariffs filed by
a  company unilaterally or collectively under
rate or conference agreements are subject  to
Federal Maritime Commission approval.  Once a
rate  or conference agreement is filed, rates
may   be   changed  in  response  to   market
conditions on 30 days' notice, with respect to a rate increase, and one day's notice, with respect to a rate decrease.

      The  Merchant Marine Act of  1936  (the
"Merchant Marine Act") authorizes the Federal
government  to pay an operating  differential
subsidy to U. S. flag vessels employed in the
foreign  trade  of the United States.   Under
the  subsidy program, MarAd is authorized  to
pay  qualified  U.S. flag operators  (i)  the
differential  between U. S. and foreign  crew
wage  costs and (ii) the differential between
U.S.  and  foreign  costs of  protection  and
indemnity   insurance,   hull  and  machinery
insurance,  and maintenance and  repairs  not
compensated by insurance, so that U.S.  ships
can  compete on an equal footing  with  their
lower-cost  foreign competitors.  To  qualify
for the subsidy, vessels must be built in the
United States, documented under the U.S. flag
and  be  at least 75% owned by U.S. citizens.
Under  subsidy contracts, which are typically
20 years in length, operators provide service
on  "essential trade routes" as determined by
MarAd.   Each subsidized operator is required
to   employ  its  vessels  between  a  stated
minimum  and maximum number of sailings  each
year.    Currently,  four  liner   operators,
including  Waterman,  and  13  bulk   carrier
operators hold subsidy contracts for a total of 54 liner and 29 bulk ships. Total U.S.
governmental subsidy appropriations for the fiscal year ending September 30, 1994 were $240.9, and $214.4 has been appropriated for the fiscal year ending September 30, 1995.
Approximately 85% of the aggregate subsidy is paid to offset crew wage differentials.

      Since 1981, the Federal government  has
entered  into  no new subsidy contracts.   In
1991, the Bush administration announced  that
current  contracts would be honored,  but  no
new  ODS  contracts would be entered into  as
the   old   contracts  expire.   The  Clinton
administration  has  continued  this  policy.
Waterman's   subsidy  contract   expires   on
December  31,  1996, and  all  other  subsidy
agreements  with  U.S. flag  liner  operators
expire on December 31, 1997.  This year,  the
Clinton  administration proposed  legislation
that  would implement a new subsidy  program.
If  enacted,  this  program  would  authorize
funding for 50 U. S. flag ships for up to ten
years.  Both Waterman and Central Gulf  would
intend to apply for participation in this new
program.  There can be no assurance that  the
bill  will  be adopted by Congress,  that  if
adopted  it  will be signed by the President,
or  that if enacted into law, it will provide
funding  to  all or some of the Waterman  and
Central  Gulf  vessels.   Therefore,  it   is
possible that the existing program will be terminated, that no replacement program will be enacted, or that a replacement program will provide substantially less funding than the current program. Alternative steps are under consideration so as to continue its competitive position.

      Seven  of the Company's U.S. flag  LASH
vessels  were  constructed with  the  aid  of
construction differential subsidies and Title
XI loan guarantees administered by MarAd, the
receipt  of  which obligates the  Company  to
comply   with  various  dividend  and   other
financial restrictions. Vessels constructed with the aid of construction differential

<PAGE 13>

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

      Certain  of  the Company's  operations,
including its subsidized U.S. flag LASH liner
service and its carriage of U.S. foreign  aid
cargoes,  as well as the Company's  coal  and
molten  sulphur transportation contracts  and
its  Title XI financing arrangements, require
the  Company  to be as much as 75%  owned  by
U.S.  citizens.   The  Company  monitors  its
stock  ownership  to  verify  its  continuing
compliance  with these requirements  and  has
never  had  more than 1% of its common  stock
held   of   record   by  non-U.S.   citizens.
However,  the  Company's  charter  and  stock
transfer  procedures  do  not  prohibit   the
acquisition  of its common stock by  non-U.S.
citizens. However, the Company believes that it is able to maintain compliance with these requirements.

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

COMPETITION

       The  shipping  industry  is  intensely
competitive  and  is  influenced  by   events
largely   outside  the  control  of  shipping
companies.   Varying  economic  factors   can
cause wide swings in freight rates and sudden
shifts    in   traffic   patterns.     Vessel
redeployments and new vessel construction can
lead  to  an overcapacity of vessels offering
the  same  service or operating in  the  same
market.    Changes   in  the   political   or
regulatory   environment  can   also   create
competition that is not necessarily based  on
normal  considerations of  profit  and  loss.
The   Company's   strategy   is   to   reduce
competitive  pressures  and  the  effects  of
cyclical   market  conditions  by   operating
specialized vessels in identifiable market segments and deploying a substantial number of its vessels under medium- to long-term charters or contracts and on trade routes where it has

<PAGE 14>

established market shares.  The Company  also
seeks   to   compete   effectively   in   the
traditional areas of price, reliability and timeliness of service.

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

      The  Company's international flag  LASH
liner  service faces competition from foreign
flag liner operators and, to a lesser degree,
from  U.  S. flag liner operators,  including
those    receiving   operating   differential
subsidies.   In addition, during  periods  in
which the Company participates in conference agreements or rate agreements, competition includes not only the other participants obligated to charge the same rates, but also non-participants charging lower rates.

      Because  the Company's LASH barges  are
used primarily to transport large items, such
as forest products, natural rubber and steel,
that cannot be transported as efficiently  in
containerized  vessels,  the  Company's  LASH
fleet often has a competitive advantage  over
these  vessels for this type  of  cargo.   In
addition,  the  Company  believes  that   the
ability of its LASH system to operate in shallow harbors and river systems and its specialized knowledge of these harbors and river systems give it a competitive advantage over operators of containerized and breakbulk vessels, which are too large to operate in these areas.

      The Company's pure car carriers operate
worldwide  in  markets  where  foreign   flag
vessels with foreign crews predominate.   The
Company believes that its U.S. flag pure car carriers can continue to compete effectively if it continues to receive the cooperation of its unions in controlling costs.


EMPLOYEES

      The  Company employs approximately  409
shipboard   personnel   and   335   shoreside
personnel.   The Company considers  relations
with its employees to be excellent.

<PAGE 15>

      All  of  the  Company's U.S.  shipboard
personnel and certain shoreside personnel are
covered  by collective bargaining agreements.
Central   Gulf,  Waterman  and   other   U.S.
shipping  companies are subject to collective
bargaining agreements for shipboard personnel
in  which  the  shipping companies  servicing
U.S. Gulf and East coast ports also must make
contributions to pension plans  for  dockside
workers.   The  Employee  Retirement   Income
Security  Act  of 1974, as amended,  provides
for  liabilities for withdrawal from a multi-
employer pension plan if an employer  reduces
its operations below a minimum level.  It  is
possible  that  the failure or withdrawal  of
any shipping company employer may cause other
employers  (such as the Company) to  increase
their   plan  contributions  or   result   in
additional potential liability.  The  Company
has   experienced   no   strikes   or   other
significant labor problems during the last ten years.


ITEM 2.  PROPERTIES

      Vessels.  Of the 28 ocean-going vessels
in  the Company's fleet, 23 are owned by  the
Company,  three are operated under  operating
contracts and two are owned and operated by a
Norwegian  partnership in which  the  Company
has  a  50%  interest.  Of the  approximately
1,650  LASH  barges operated  in  conjunction
with  the  Company's LASH and FLASH  vessels,
the  Company owns approximately 1,330  barges
and  leases 320 barges under leases with  12-
year  terms expiring in late 2003  and  early
2004.  The Company also owns approximately 50
additional   LASH  barges,  which   are   not
required for current vessel operations.   All
of  the Company's barges are registered under
the  U.S. flag.  The Company time charters-in
108  super-jumbo river barges (and owns three
such  barges) and 14 towboats specially built
to  meet  the  requirements of the  Company's
coal  transportation contract.   The  Company
also owns 18 standard river barges which  are
chartered  to  unaffiliated  companies  on  a
short-term  basis.   Until  May  1993,  these
barges   were   bareboat  chartered-in   from
affiliates   of   the  Company.    Upon   the
expiration  of  these bareboat charters,  the
Company  purchased  the  barges  from   these
affiliates for $1.6 million in the aggregate.

      Except  for the approximately  50  LASH
barges   that  are  not  required   for   the
Company's  operations,  all  of  the  vessels
owned, operated or leased by the Company  are
in  good  condition.  Since 1988, the Company
has completed life extension work on six LASH
vessels,   completed  the  refurbishment   of
approximately   1,300  related   barges   and
acquired   167   LASH   barges.    Management
believes  that  the  useful  lives  of  these
vessels  have  been  extended  by  this  work
through  at  least 2003.  Under  governmental
regulations, insurance policies  and  certain
of  the  Company's financing  agreements  and
charters, the Company is required to maintain
its  vessels in accordance with standards  of
seaworthiness,  safety and health  prescribed
by governmental regulations or promulgated by
certain   vessel  classification   societies.
Vessels  in  the  fleet  are  maintained   in
accordance with governmental regulations and the highest classification standards of the American Bureau of Shipping or, for certain vessels registered overseas, of Norwegian
Veritas or Lloyds Register classification societies.

<PAGE 16>

      Certain of the vessels and barges owned
by  the  Company's subsidiaries are mortgaged
to    various   lenders   to   secure    such
subsidiaries' long-term debt.  See Note B  of
the   Notes  to  the  Company's  Consolidated
Financial   Statements   included   elsewhere
herein.

      Other  Properties.  The Company  leases
its  corporate headquarters in  New  Orleans,
its  administrative and sales office  in  New
York and office space in Houston, Chicago and
Washington,  D. C.  The Company  also  leases
space  in  St. Charles and Orleans  Parishes,
Louisiana   for  the  fleeting   of   barges.
Additionally, the Company leases  a  terminal
in  Memphis,  Tennessee  that  is  a  totally
enclosed multi-modal cargo transfer facility.
In 1994, the aggregate annual rental payments
under    these    operating    leases    were
approximately $2.3 million.

     The Company owns two separate facilities
in  St.  Charles  Parish, Louisiana  and  one
facility in Jefferson Parish, Louisiana  that
are   used  primarily  for  the  storage  and
fleeting of barges. The Company also owns a terminal in Gulf County, Florida that is used in its coal transportation contract.


ITEM 3.  LEGAL PROCEEDINGS

      The  Company is a defendant in  various
lawsuits that have arisen in the ordinary course of its business in which claimants seek damages of various amounts for personal injuries, property damage and other matters.
All material claims asserted under lawsuits of this nature are believed to be covered by insurance.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE  OF
          SECURITY  HOLDERS
                      None


ITEM 4a.  EXECUTIVE OFFICERS AND DIRECTORS OF
          THE REGISTRANT

       Set   forth   below   is   information
concerning   the  directors   and   executive
officers  of  the  Company.   Directors   are
elected  by  the shareholders  for  one  year
terms.   Executive  officers  serve  at   the
pleasure of the Board of Directors.

     Name              Current  Position

Niels W. Johnsen       Chairman and  Chief
                       Executive  Officer
Erik  F.   Johnsen     President, Chief Operating
                       Officer and Director
Harold S. Grehan, Jr.  Vice President
                       and  Director
Niels M. Johnsen       Vice President and Director
Erik L. Johnsen        Vice President and Director

<PAGE 17>

Stanley E. Morrison    Treasurer
Gary L. Ferguson       Vice President and
                       Chief  Financial Officer
Laurance Eustis        Director
Raymond V. O'Brien, Jr.Director
Edwin Lupberger        Director
Edward K. Trowbridge   Director


      Niels  W.  Johnsen, 72,  has  been  the
Chairman and Chief Executive Officer  of  the
Company  since its commencement of operations
in  1979  and  is  also  Chairman  and  Chief
Executive  Officer of each of  the  Company's
principal subsidiaries.  He previously served
as  Chairman  of  Trans  Union  Corporation's
ocean   shipping  group  of  companies   from
December 1971 through May 1979.  He  was  one
of  the founders of Central Gulf in 1947  and
held  various  positions  with  Central  Gulf
until  Trans Union acquired Central  Gulf  in
1971.   He is also a director and trustee  of
Atlantic   Mutual  Companies,  an   insurance
company and a director of Reserve Fund, Inc., a money market fund.

      Erik  F.  Johnsen,  69,  has  been  the
President,   Chief  Operating   Officer   and
Director    of   the   Company   since    its
commencement  of operations in  1979  and  is
also   the   President  and  Chief  Operating
Officer  of  each of the Company's  principal
subsidiaries  except  Waterman  where  he  is
Chairman  of the Executive Committee.   Along
with  his brother, Niels W. Johnsen,  he  was
one  of the founders of Central Gulf in  1947
and  has served as its President since  1966.
Mr.  Johnsen  is  also a  director  of  First
Commerce Corporation, a bank holding company.

      Harold  S.  Grehan, Jr.,  67,  is  Vice
President of the Company.  He joined  Central
Gulf  in  1958  and became Vice President  in
1959,  Senior  Vice  President  in  1973  and
Executive  Vice  President  and  Director  in
1979.  He participated in the development  of
the  Company's  LASH program and  has  direct
responsibility  for  conventional  and   LASH
vessel traffic movements.


      Niels M. Johnsen, 49, is Vice President
of the Company.  Mr. Johnsen has served as  a
director of the Company since April 1988.  He
joined  Central Gulf on a full time basis  in
1970  and  held  various positions  with  the
Company before being named Vice President  in
1986.   He is also President of N. W. Johnsen
&  Co.,  Inc., a subsidiary of  the   Company
engaged  in ship and cargo charter brokerage.
He is the son of Niels W. Johnsen.

      Erik  L. Johnsen, 37, is Vice President
of  the  Company.  He joined Central Gulf  in
1979  and  held  various positions  with  the
Company before being named Vice President  in
1987.   He  is responsible for all operations
of the Company's vessel fleet and leads the Company's Ship Management Group. He is also
President of Sulphur Carriers, Inc., a wholly-owned subsidiary of the Company. He is the son of Erik F. Johnsen.

<PAGE 18>

     Stanley E. Morrison, 67, is Treasurer of the Company, a position he assumed when he joined Central Gulf in 1959.

      Gary L. Ferguson, 54, is Vice President
and  Chief Financial Officer of the  Company.
He joined Central Gulf in 1968 where he held various positions with the Company prior to being named Controller in 1977, and Vice
President  and  Chief  Financial  Officer  in
1989.

      Laurance  Eustis, 81, has served  as  a
director  of the Company since 1979.   He  is
the   Chairman   of  the  Board   of   Eustis
Insurance, Inc., mortgage banking and general insurance, located in New Orleans, Louisiana.
Mr.  Eustis  is  also  a  director  of  First
Commerce Corporation, a bank holding company, and Pan American Life Insurance Company.

      Raymond V. O'Brien, Jr., 67, has served
as a director of the Company since 1979. He is also a director of Emigrant Savings Bank.
He  served as Chairman of the Board and Chief
Executive  Officer  of the  Emigrant  Savings
Bank from January 1978 through December 1992.

      Edwin  Lupberger, 58, has served  as  a
director  of  the Company since  April  1988.
Mr.  Lupberger is the Chairman of the  Board,
Chief  Executive  Officer  and  Director   of
Entergy   Corporation  and  its  wholly-owned
subsidiaries.  He also is a director of First
Commerce Corporation, a bank holding company.

      Edward K. Trowbridge, 66, has served as
a  director of the Company since April  1994.
He  served as Chairman of the Board and Chief
Executive  Officer  of  the  Atlantic  Mutual
Companies  from  July 1988  through  November
1993.

<PAGE 19>

                    PART  II

ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON
           STOCK AND RELATED SECURITY
           HOLDER MATTERS.

      The information called for by Item 5 is
included   in  the  1994  Annual  Report   to
Shareholders in the section entitled  "Common
Stock Prices and Dividends for Each Quarterly
Period  of 1993 and 1994" and is incorporated
herein by reference to page 23 of Exhibit  13
filed with this 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

      The information called for by Item 6 is
included   in  the  1994  Annual  Report   to
Shareholders in the section entitled "Summary of Selected Consolidated Financial Data" and is incorporated herein by reference to page 1 of Exhibit 13 filed with this 10-K.


ITEM   7.     MANAGEMENT'S   DISCUSSION   AND
              ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

      The information called for by Item 7 is
included   in  the  1994  Annual  Report   to
Shareholders   in   the   section    entitled
"Management's  Discussion  and  Analysis   of
Financial    Condition   and    Results    of
Operations"  and  is incorporated  herein  by
reference to pages 7 through 9 of Exhibit  13
filed with this 10-K.


ITEM    8.      FINANCIAL   STATEMENTS    AND
                SUPPLEMENTARY DATA

      The  consolidated balance sheets as  of
December 31, 1994, and December 31, 1993, and
the   related   consolidated  statements   of
income,  changes in stockholders'  investment
and cash flows for each of the three years in
the   period  ended  December  31,  1994  are
included in the 1994 Annual Report to the Shareholders and are incorporated herein by reference to pages 10 through 14 of Exhibit
13 filed with this 10-K. Such statements have been audited by Arthur Andersen & Co., independent public accountants, as set forth in their report included in such Annual
Report and incorporated herein by reference to page 24 of Exhibit 13 filed with this 10-
K.


ITEM  9.   CHANGES IN AND DISAGREEMENTS  WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE
                           None

<PAGE 20>

                     PART   III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
          THE REGISTRANT
     The information called for by Item 10 is
incorporated herein by reference to Item  4a,
Executive  Officers  and  Directors  of   the
Registrant.


ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is included on pages 6, 7 and 8 of the Company's definitive proxy statement dated March 13, 1995, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.


ITEM   12.   SECURITY  OWNERSHIP  OF  CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is included on pages 2, 3, 4 and 5 of the Company's definitive proxy statement dated
March  13,  1995, filed pursuant  to  Section
14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     The information called for by Item 13 is included on pages 2, 3, 4, 5 and 8 of the Company's definitive proxy statement dated
March  13,  1995, filed pursuant  to  Section
14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

<PAGE 21>

                            PART  IV

ITEM   14.    EXHIBITS,  FINANCIAL  STATEMENT
              SCHEDULES AND REPORTS ON  FORM
              8-K

       The  following  financial  statements,
schedules and exhibits are filed as  part  of
this report:
     (a)  1.   Financial Statements
          The  following financial statements
          and  related notes are included  in
          the Company's 1994 Annual Report to
          Shareholders  and are  incorporated
          herein  by  reference to  pages  10
          through 24 of Exhibit 13 filed with
          this 10-K.

            Consolidated  Balance  Sheets  at
            December 31, 1994 and 1993

            Consolidated    Statements     of
            Income   for   the  years   ended
            December  31,  1994,  1993,   and
            1992

            Consolidated    Statements     of
            Changes      in     Stockholders'
            Investment  for the  years  ended
            December 31, 1994, 1993 and 1992

            Consolidated Statements  of  Cash
            Flows   for   the   years   ended
            December 31, 1994, 1993 and 1992

            Notes  to  Consolidated Financial
            Statements

            Report   of  Independent   Public
            Accountants

          2.   Financial Statement Schedules
               None.


          3.   Exhibits

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


<PAGE 22>

(4.1)  Form of Indenture between the  Company
and the  Bank of New York, as Trustee, with
respect to 9% Senior Notes due July 1, 2003
(filed as Exhibit  4(c)  to  Amendment  No.  1
to the Company's Registration Statement on Form
S-2 (Registration No. 33-62168) and incorporated herein by reference).

(4.2)  Form of 9% Senior  Notes due  July 1, 2003
(included in Exhibit (4.1) hereto and incorporated herein by reference).

(11)   Statement regarding Computation of Earnings
       per Share
(13)   1994  Annual   Report   to Shareholders

(21)   Subsidiaries of International Shipholding
       Corporation

(b)    No reports on Form 8-K were filed during
       the  last  quarter  of  the   period  covered
       by this Report.

(c)   The  Index  of  Exhibits  and  required
      Exhibits    are   included   following    the
      signatures beginning at page 26 of this Report.

<PAGE 23>

                           SIGNATURES

      Pursuant to the requirements of Section
13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  INTERNATIONAL SHIPHOLDING CORPORATION
               (Registrant)


                        /S/ Gary L. Ferguson
March 24, 1995          By
                        ______________________________
                        Gary L. Ferguson
                        Vice President  and Chief
                        Financial Officer


      Pursuant  to  the requirements  of  the
Securities Exchange Act of 1934, this  report
has   been  signed  below  by  the  following
persons on behalf of the registrant and in the capacities and on the dates indicated.

 INTERNATIONAL   SHIPHOLDING  CORPORATION
              (Registrant)


                         /S/  Niels W. Johnsen
March 24, 1995           By
                         ____________________________
                         Niels W. Johnsen
                         Chairman of the Board,
                         Director and Chief Executive
                         Officer


                         /S/  Erik F. Johnsen
March 24, 1995           By
                         _____________________________
                         Erik F. Johnsen
                         President and Director

<PAGE 24>

                         /S/   Harold S.  Grehan, Jr.
March 24, 1995           By
                         _____________________________
                         Harold  S.  Grehan, Jr.
                         Vice President  and Director


                         /S/  Laurance Eustis
March 24, 1995           By
                         __________________________
                         Laurance Eustis
                         Director


                         /S/  Edwin Lupberger
March 24, 1995           By
                         __________________________
                         Edwin Lupberger
                         Director



                         /S/  Raymond V. O'Brien, Jr.
March 24, 1995           By
                         ___________________________
                         Raymond V. O'Brien, Jr.
                         Director


                         /S/  Niels M. Johnsen
March 24, 1995           By
                         ___________________________
                         Niels M. Johnsen
                         Vice President  and
                         Director


                         /S/  Edward K. Trowbridge
March 24, 1995           By
                         ____________________________
                         Edward K. Trowbridge
                         Director


                        /S/  Erik L. Johnsen
March 24, 1995          By
                        ____________________________
                        Erik L. Johnsen
                        Vice President  and Director


<PAGE 25>

                        /S/  Gary L. Ferguson
March 24, 1995          By
                        ____________________________
                        Gary L. Ferguson
                        Vice President  and Chief
                        Financial Officer


                        /S/  Deanie E. Jones
March 24, 1995          By
                        _____________________________
                        Deanie E. Jones
                        Chief  Accounting Officer
<PAGE 26>

              INTERNATIONAL SHIPHOLDING CORPORATION

                         EXHIBIT  INDEX

Exhibit                                            Page
                                                  Number
(3)Restated  Certificate  of  Incorporation,  as
   amended, and as amended, and By-Laws of the
   Registrant (filed with the Securities and
   Exchange Commission as Exhibit 3 to the
   Registrant's  Annual Report on Form 10-K  for
   the year ended December  31, 1987 and incorporated
   herein by reference)                               --

(4)Specimen  of  Common Stock certificate (filed
   as an exhibit to the Company's   Form  8-A  filed
   with the Securities and Exchange Commission on
   April 25, 1980 and incorporated herein by
   reference)                                         --

(4.1)Form of Indenture between the Company and the
     Bank  of  New  York, as Trustee, with  respect
     to 9% Senior Notes due July  1, 2003 (filed as
     Exhibit 4(c) to Amendment  No. 1   to   the
     Company's Registration Statement on Form S-2
     (Registration  No.  33-62168) and incorporated
     herein by reference).                            --

(4.2)Form  of  9%  Senior Note due  July  1,  2003
     (included  in Exhibit (4.1)) hereto and
     incorporated herein by reference.                --

(11)Statement Regarding Computation of Earnings
    per Share                                         --

(13)1994 Annual Report to Shareholders                --

(22)Subsidiaries of International Shipholding
    Corporation                                       --