Form 10-K/A
INTERNATIONAL SHIPHOLDING CORP
filed 1995-03-30
CIK 278041

<PAGE 1>


           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                          __________________
                           FORM 10-K/A No. 1
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1994
                                  OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
         For the Transition Period From _________ to _________
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

PURPOSE: This amended 10-K is being filed to include EX-27 (Financial Data Schedule) which was previously omitted.



<PAGE 2>

     Pursuant to the requirements of Section 12(b)-15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

March 30, 1995

Gary L. Ferguson

By
/S/ Gary L. Ferguson

__________________________________________
Gary L. Ferguson
Vice President and Chief Financial Officer


<PAGE 3>

                 INTERNATIONAL SHIPHOLDING CORPORATION

                            EXHIBIT  INDEX

                                                                  Page
Exhibit                                                          Number

  (3)  Restated Certificate of Incorporation, as amended,
       and By-Laws of the Registrant (filed with the
       Securities and Exchange Commission as Exhibit 3 to the
       Registrant's Annual Report on Form 10-K for the year ended
       December   31,  1987  and  incorporated  herein  by
       reference)                                                      --

  (4)  Specimen of Common Stock certificate (filed as an exhibit to the Company's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980 and incorporated herein by
       reference)                                                      --

(4.1)  Form of Indenture between the Company and the Bank  of
       New York, as Trustee, with respect to 9% Senior Notes
       due July 1, 2003 (filed  as  Exhibit 4(c) to Amendment No. 1 to  the  Company's Registration Statement on Form S-2
       (Registration No. 33-62168) and incorporated herein by
       reference).                                                     --

(4.2)  Form of 9% Senior Note due July 1, 2003 (included  in
       Exhibit (4.1) hereto and incorporated herein by reference.


(11)   Statement Regarding Computation of Earnings per Share           --

(13)   1994 Annual Report to Shareholders                              --

(22)   Subsidiaries of International Shipholding Corporation           --

(27)   Financial Data Schedule                                         --