Form 10-Q
period 1995-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 1995-05-12
CIK 278041

[TEST]
[DOCUMENT-COUNT]     2
[NOTIFY]     72741,717
[SROS]     NYSE
[PERIOD]     03/31/95
[DESCRIPTION]     FIRST QUARTER 1995 FORM 10-Q


<PAGE 1>
 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C.  20549
                     FORM 10-Q


(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995


__   TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to ______

         Commission file number  2-63322

      INTERNATIONAL SHIPHOLDING CORPORATION
          (Exact name of registrant as
            specified in its charter)

       Delaware                       36-2989662
(State or other jurisdiction of    (I.R.S.Employer
incorporation or organization)  Identification Number)

650 Poydras Street   New Orleans, Louisiana   70130
(Address of principal executive offices)    (Zip Code)

                  (504) 529-5461
 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant  (1)
has  filed  all reports required to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act
of  1934  during the preceding 12 months  (or  for
such  shorter  period  that  the  registrant   was
required  to file such reports), and (2) has  been
subject  to such filing for the past 90 days.
YES    X         NO____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock   $1 Par Value   5,346,611 shares
(March 31, 1995)


<PAGE 2>

                 PART I-FINANCIAL INFORMATION


             INTERNATIONAL SHIPHOLDING CORPORATION
             CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in Thousands)
                         (Unaudited)


                                          March 31,  December 31,
                                            1995         1994
ASSETS                                    ---------  ------------
Current Assets:
      Cash and Cash Equivalents          $ 34,660    $  29,611
      Marketable Securities                 7,222        7,096
      Accounts Receivable, Net             46,917       46,844
      Net Investment in Direct Financing    2,168        2,186
           Leases
      Other Current Assets                  2,922        3,847
      Material and Supplies Inventory,      9,310        8,954
           At Cost                        --------   -----------

Total Current Assets                      103,199       98,538
                                          --------   -----------

Investments In and Advances to
      Unconsolidated Entities              33,172       33,160

Net Investment in Direct
      Financing Leases                     26,055       26,588

Vessels, Property and Other Equipment,
      At Cost:
      Vessels and Barges                  485,427      484,354
      Other Marine Equipment                3,826        3,999
      Terminal Facilities                  18,159       18,116
      Land                                  2,317        2,317
      Furniture and Equipment              15,091       14,071
                                         --------      -------
                                          524,820      522,857
Less - Accumulated Depreciation          (220,652)    (214,395)
                                         --------      -------
                                          304,168      308,462
                                         --------      -------
Other Assets:
      Deferred Charges in Process of
              Amortization                 30,155       30,613
      Acquired Contract Costs,
              Net of Accumulated
              Amortization                 23,572       24,185
      Due from Related Parties              6,233        6,174
      Other                                20,308       19,371
                                         --------     --------
                                           80,268       80,343
                                         --------     --------
                                         $546,862     $547,091
                                         ========     ========

   The accompanying notes are an integral part of these statements.

<PAGE 3>

          INTERNATIONAL SHIPHOLDING CORPORATION
          CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Dollars in Thousands)
                       (Unaudited)


                                         March 31,  December 31,
                                           1995         1994
                                         ---------  ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
      Current Maturities of Long-Term    $  27,993   $  26,755
               Debt
      Current Maturities of Capital          1,469       1,329
               Lease Obligations
      Accounts Payable and Accrued          48,643      53,061
               Liabilities
      Federal Income Tax Payable             1,797         260
      Current Deferred Income Tax            1,378         314
              Liability
                                         ---------   ---------
Total Current Liabilities                   81,280      81,719

Billings in Excess of Income Earned
      and Expenses Incurred                  7,494       4,471
Long-Term Capital Lease Obligations,
      Less Current Maturities               19,873      21,092

Long-Term Debt, Less Current Maturities    229,719     230,852

Reserves and Deferred Credits:
      Deferred Income Taxes                 37,580      39,414
      Claims and Other                      22,705      23,227
                                         ---------   ---------
                                            60,285      62,641

Stockholders' Investment:
      Common Stock                           5,405       5,405
      Additional Paid-in Capital            54,450      54,450
      Retained Earnings                     89,575      87,757
      Less - Treasury Stock                 (1,133)     (1,133)
      Unrealized Holding Loss on
            Marketable Securities              (86)       (163)
                                         ----------   ---------
                                           148,211     146,316

                                         $ 546,862   $ 547,091
                                         ==========  ==========

The accompanying notes are an integral part of these statements.

<PAGE 4>

                 INTERNATIONAL SHIPHOLDING CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Dollars in Thousands Except Per Share Data)
                              (Unaudited)


                                               Three Months Ended
                                                    March 31,
                                                  1995      1994
                                               ---------   -------
Revenues                                        $ 77,908  $ 78,443
Operating Differential Subsidy                     5,394     4,918
                                               ---------    ------
                                                  83,302    83,361
Operating Expenses:
          Voyage Expenses                         62,265    62,188
          Vessel and Barge Depreciation            6,067     6,107
                                               ---------    ------
Gross Voyage Profit                               14,970    15,066

Administrative and General Expenses                6,462     6,620
Gain on Sale of Assets                                 1         7
                                               ---------    ------
          Operating Income                         8,509     8,453
                                               ---------    ------
Interest:
          Interest Expense                         6,314     5,339
          Investment Income                         (776)     (456)
                                               ---------    ------
                                                   5,538     4,883
                                               ---------    ------
Unconsolidated Entities
 (Net of Applicable Taxes):
Equity in Net Income of Unconsolidated
          Entities                                   226       142
                                               ---------    ------
Income Before Provision for Income Taxes           3,197     3,712
                                               ---------    ------
Provision for Income Taxes:
          Current                                  1,805     1,819
          Deferred                                  (779)     (572)
          State                                       85        18
                                               ---------    ------
                                                   1,111     1,265
                                               ---------    ------

Net Income                                     $   2,086   $ 2,447
                                               =========   =======

Earnings Per Common Share:
          Net Income                           $    0.39   $  0.46
                                               =========   =======

Weighted Average Shares of
          Common Stock Outstanding             5,346,611  5,346,611

    The accompanying notes are an integral part of these statements.

<PAGE 5>
              INTERNATIONAL SHIPHOLDING CORPORATION
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                    (Dollars in Thousands)
                         (Unaudited)


                          Additional                      Net
                   Common  Paid-In  Retained Treasury  Unrealized
                   Stock   Capital  Earnings  Stock   Holding Loss  Total
                  -------------------------------------------------------
Balance at
    December 31,
    1993          $ 5,405  $54,450  $75,775  $(1,133) $      --   $134,497

Net Income for
    the Year Ended
    December 31,
    1994             --       --     13,051     --           --    13,051

Cash Dividends       --       --     (1,069)    --           --    (1,069)

Unrealized Holding
    Loss on
    Marketable
    Securities,
    Net of Deferred
    Taxes            --       --         --     --          (163)    (163)
                  --------------------------------------------------------
Balance at
    December 31,
    1994          $ 5,405  $54,450  $87,757  $(1,133)  $    (163) $146,316

Net Income for
    Three Months
    Ended March 31,
    1995            --        --      2,086     --            --     2,086

Cash Dividends      --        --       (268)    --            --      (268)

Unrealized Holding
    Gain on
    Marketable
    Securities,
    Net of
    Deferred Taxes    --       --       --      --            77         77
                  ---------------------------------------------------------
Balance at
    March 31,
    1995         $  5,405  $54,450  $89,575  $(1,133)  $     (86)  $148,211
                 ==========================================================

       The accompanying notes are an integral part of these statements.

<PAGE 6>
          INTERNATIONAL SHIPHOLDING CORPORATION
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (Dollars in Thousands)
                      (Unaudited)

                                           Three Months Ended
                                               March 31,
                                              1995     1994
                                           ---------   --------
Cash Flows from Operating Activities:
    Net Income                                  2,086    2,447
    Adjustments to Reconcile Net
      Income to Net Cash Provided
      by Operating Activities:
         Depreciation                           6,450     6,392
         Amortization of Deferred Charges
             and Other Assets                   4,321     4,114
         Provision (Benefit) for Deferred
             Income Taxes                       1,026     (572)
         Gain on Sale of Assets                   (1)       (7)
         Net Investment in Direct Financing
             Leases                               551       570
         Unearned Income                        3,023     1,150
         Equity in Unconsolidated
             Subsidiaries                       (226)      (142)
         Reserve for Claims and Other
             Deferred Credits                 (1,140)        79
         Other Assets                             296     2,315
      Change in Working Capital:
            Accounts Receivable                   (64)    3,283
            Inventories and Other Current
                   Assets                         569     2,841
            Federal Income Taxes Payable         (341)        0
            Accounts Payable and Accrued
                   Liabilities                 (3,817)   (6,154)
                                             --------   -------
Net Cash Provided by Operating Activities      12,733    16,316

Cash Flows from Investing Activities:

    Purchase of Vessels and Other Property     (1,533)  (29,348)
    Additions to Deferred Charges              (3,908)   (2,663)
    Investment in and Advances to
           Unconsolidated Subsidiaries            359       615
    Proceeds from Sale of Assets                   36         9
    Other Investing Activities                 (1,397)        0
                                             --------   -------
Net Cash Used by Investing Activities          (6,443)  (31,387)

Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt and
            Capital Lease Obligations          15,000    21,109
    Reduction of Debt and Capital Lease
            Obligations                       (15,974)   (5,335)
 Common Stock Dividends                          (267)     (268)
                                             ---------  --------
Net Cash (Used) Provided by Financing          (1,241)   15,506
    Activities
Net Increase in Cash and Cash Equivalents       5,049       435
Cash and Cash Equivalents at
    Beginning of Period                        29,611    40,904
                                             ---------  --------
Cash and Cash Equivalents at End of Period     34,660    41,339
                                             =========  ========

The accompanying notes are an integral part of these statements.

<PAGE 7>
       INTERNATIONAL SHIPHOLDING CORPORATION
                 AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED
               FINANCIAL STATEMENTS
                  MARCH 31, 1995
                    (Unaudited)

     Note 1.  Basis of Preparation

           The accompanying unaudited interim
     financial statements have been  prepared
     pursuant to the rules and regulations of
     the  Securities and Exchange Commission.
     Certain    information   and    footnote
     disclosures   required   by    generally
     accepted   accounting   principles   for
     complete financial statements have  been
     omitted.   It  is suggested  that  these
     interim    statements   be    read    in
     conjunction    with    the     financial
     statements and notes thereto included in
     the    Form    10-K   of   International
     Shipholding  Corporation  for  the  year
     ended   December  31,   1994.    Certain
     reclassifications  have  been  made   to
     prior  period  financial information  in
     order   to   conform  to  current   year
     presentations.
           Interim statements are subject  to
     possible adjustments in connection  with
     the   annual  audit  of  the   Company's
     accounts for the full year 1995; in  the
     opinion  of  management, all adjustments
     (consisting  of  only  normal  recurring
     adjustments)  necessary   for   a   fair
     presentation  of  the information  shown
     have been included.
           The foregoing 1995 interim results
     are  not necessarily indicative  of  the
     results  of the operations for the  full
     year 1995.
            The   Company's  policy   is   to
     consolidate all subsidiaries in which it
     holds  greater than 50% voting interest.
     All  significant  intercompany  accounts
     and transactions have been eliminated.
          The Company uses the cost method to
     account  for investments in entities  in
     which  it  holds  less than  20%  voting
     interest and in which the Company cannot
     exercise   significant  influence   over
     operating and financial activities.  The
     Company   uses  the  equity  method   to
     account for investments in entities in which it holds a 20% to 50% voting interest.

<PAGE 8>
       INTERNATIONAL SHIPHOLDING CORPORATION
                 AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

           The Company's vessels are operated
     under   a  variety  of  charters,  liner
     services, and contracts.  The nature  of
     these arrangements is such that, without
     a  material  variation in  gross  voyage
     profits  (total  revenues  less   voyage
     expenses    and   vessel    and    barge
     depreciation), the revenues and expenses
     attributable to a vessel deployed  under
     one  type  of  charter or  contract  can
     differ    substantially    from    those
     attributable  to  the  same  vessel   if
     deployed  under  a  different  type   of
     charter   or   contract.    Accordingly,
     depending  on  the mix  of  charters  or
     contracts  in place during a  particular
     accounting    period,   the    Company's
     revenues   and  expenses  can  fluctuate
     substantially from one period to another
     even   though  the  number  of   vessels
     deployed,   the   number   of    voyages
     completed,  the amount of cargo  carried
     and the gross voyage profit derived from
     the  vessels remain relatively constant.
     As  a  result,  fluctuations  in  voyage
     revenues    and   expenses    are    not
     necessarily  indicative  of  trends   in
     profitability,  and management  believes
     that  gross  voyage  profit  is  a  more
     appropriate measure of performance  than
     revenues.   Accordingly, the  discussion
     below   addresses  variations  in  gross
     voyage profits rather than variations in revenues.

           Gross Voyage Profit.  Gross voyage
     profit for the First Quarter of 1995  of
     $15.0  million approximated  the  amount
     earned during the First Quarter of  1994
     of  $15.1 million.  Positively impacting
     the   current  period  results  was  the
     addition  of  the SULPHUR ENTERPRISE  to
     the  Company's fleet early in the fourth
     quarter  of  1994.   This  increase  was
     offset by reductions in gross voyage profit from the Company's LASH vessels employed in liner service between ports on the U. S. Gulf/U. S. Atlantic Coast and South Asia (Trade Routes 18 and 17) as

     <PAGE 9>

     a  result  of  decreased freight  rates.
     Also contributing to the decrease was  a
     scheduled rate reduction on one  of  the
     Company's  vessels  chartered   to   the
     Military Sealift Command (the "MSC").
           Vessel and barge depreciation  for
     the First Quarter of 1995 was consistent with the amount in the same period of 1994.

             Other    Income   and   Expense.
     Administrative   and   general   expense
     decreased by 2.4% to $6.5 million during
     the First Quarter of 1995 as compared to
     $6.6 million in the comparable period of
     1994   stemming  from  continuing   cost
     reduction efforts.
          Interest expense increased 18.3% to
     $6.3  million  in the First  Quarter  of
     1995 as compared to $5.3 million in  the
     same  period  in 1994 primarily  due  to
     financing received in late 1994 for  the
     SULPHUR ENTERPRISE of $43.4 million  and
     financing  of  $12.0  million   received
     during  early 1995 for general corporate
     purposes.   This increase was  partially
     offset by regularly scheduled payments on other outstanding debt.
           Investment  income increased  from
     $456,000 in the First Quarter of 1994 to $776,000 in the First Quarter of 1995.
     This increase reflected higher interest rates earned on invested funds and a higher average balance of invested funds during 1995.
           The  Company's share  of  earnings
     from unconsolidated entities increased from $142,000 in the First Quarter of 1994 to $226,000 in the First Quarter of 1995 primarily due to increased charter rates on two PROBO vessels in which the Company holds a 50% interest.

          Income Taxes.  The Company provided
     $1.0 million for federal income taxes in
     the   First  Quarter  of  1995  at   the
     statutory  rate  of 35% as  compared  to
     $1.2  million  in the First  Quarter  of
     1994  at  the  same  rate.   Income   of
     unconsolidated entities is shown net of applicable taxes.

     <PAGE 10>

     LIQUIDITY AND CAPITAL RESOURCES
            The   Company's  working  capital
     increased from $16.8 million at December
     31,  1994, to $21.9 million at March 31,
     1995,   after   provision  for   current
     maturities  of long-term debt  of  $28.0
     million and capital lease obligations of
     $1.5 million.  Cash and cash equivalents
     increased during the first three  months
     of  1995  by $5.0 million to a total  of
     $34.7 million at March 31, 1995.
           Positive cash flows were  achieved
     from  operating activities in the  first
     three  months of 1995 in the  amount  of
     $12.7 million.  The major source of cash
     from operations was net income, adjusted
     for   non-cash   provisions   such    as
     depreciation and amortization.
            Net   cash   used  for  investing
     activities  amounted  to  $6.4   million
     during  the first three months of  1995.
     Capital   investments   included    $1.0
     million  for  computer  development  and
     upgrades  and approximately $500,000  in
     other  miscellaneous items.  Other  uses
     of  cash  included the addition of  $3.9
     million   of   deferred  charge   items,
     primarily for vessel drydocking, and the
     purchase  of $1.4 million of securities.
     The  Company received $359,000 from  its
     investments  in unconsolidated  entities
     and $36,000 from the sales of property.
            Net   cash   used  by   financing
     activities during the first three months
     of  1995 was $1.2 million.  Uses of cash
     included  regularly scheduled  principal
     payments  of $16.0 million for debt  and
     lease  obligations and $267,000 used  to
     meet common stock dividend requirements.
     Partially offsetting these uses of  cash
     were proceeds of $12.0 million drawn  on
     a medium-term, variable rate loan from a
     commercial  bank in early First  Quarter
     1995 for general corporate purposes.  In
     addition,  $3.0 million was drawn  under
     one of the Company's revolving lines  of
     credit.
          The Company has entered into a long-
     term   contract   with   P.T.   Freeport
     Indonesia   Company  (an  affiliate   of
     Freeport-McMoRan Copper and Gold,  Inc.)
     to  provide transportation services  for
     supplies  associated with the  operation
     of   a  copper  and  gold  mine  on  the
     Indonesian  Island of Irian  Jaya.   The
     Company  has acquired and is  converting
     two   semi-submersible  barge   carrying
     vessels and is having 26 cargo barges built to be used with the aforementioned vessels. As of

     <PAGE 11>

     March  31,  1995, the Company  had  paid
     approximately $2.4 million of the  total
     cost  of  approximately  $78.0  million.
     The  Company will also charter  a  small
     container   vessel   to   fulfill    the
     requirements  of the contract  which  is
     expected to commence in late 1995.   The
     Company   has  arranged  financing   for
     approximately 60% of the cost  of  these
     acquisitions  through a  long-term  loan
     with  a  commercial bank.  At March  31,
     1995,  no  draws had been made  on  this
     loan.
           The Company contracted, in October
     1994,  to  purchase a U.  S.  Flag  Coal
     Carrier with delivery anticipated in the
     Second Quarter of 1995.  The vessel will
     be  placed under long-term charter to  a
     major  electric utility company to carry
     part  of its fuel supply.  The ship will
     also  be used from time to time to carry
     cargoes   for  the  account   of   other
     charterers.   The Company  has  arranged
     financing with a commercial bank  for  a
     major  portion of the purchase price  of
     the  vessel,  but  is  also  considering
     alternative financing.
            As  of  December  31,  1994,  the
     Company   held   an   approximately   9%
     interest in Havtor AS, a publicly listed
     company on the Oslo Stock Exchange,  and
     a  14.2%  equity interest in A/S  Havtor
     Management,  a privately held  Norwegian
     ship  management company.  In  addition,
     the  company  held a 50% interest  in  a
     foreign entity, Bulkowner's 1984,  which
     was   formed  to  own  and  operate  two
     combination      dry     cargo/petroleum
     products,  PROBO vessels.   The  Company
     also  held  a 10% interest in a  limited
     partnership   with   certain   Norwegian
     interests   to  construct  and   own   a
     liquified  petroleum gas  carrier  which
     delivered in 1993.
           During the First Quarter of  1995,
     the  Company signed an agreement whereby
     A/S   Havtor  Management  and  the   gas
     carrier   activities  of  Kvaerner,   an
     unrelated  Norwegian company,  would  be
     merged  into  Havtor AS.   In  addition,
     Havtor   AS  agreed  to  acquire   other
     vessels  and vessel interests, including
     the 50% interest held by the Company  in
     two  PROBO vessels and the 10%  interest
     held   in  a  liquified  petroleum   gas
     carrier.   The  merger was  approved  by
     shareholders of Havtor AS in a general meeting held in April 1995. As a result of the merger, the Company's interest in Havtor AS now approximates 6.4%. In

     <PAGE 12>

     addition, Havtor AS stock is held by the
     Company  as  collateral for a promissory
     note  which  matures in  mid-1996.   The
     Company has been notified by the  debtor
     that   they  intend  to  transfer  their
     interest in these shares to the  Company
     during  the  second  quarter  of   1995.
     After   this   transfer  the   Company's
     interest  in  Havtor AS will approximate
     7.7%.   As of April 28, 1995 the  market
     value    of    this   7.7%    investment
     approximated    $47.0   million.     The
     Company's  book basis in this investment
     as  of  the same date approximated $30.0
     million.
           Due to the liquidity of the shares
     held  in  Havtor  AS,  effective  Second
     Quarter of 1995, the investment will  be
     reflected in the financial statements at
     fair   market   value  with   unrealized
     holding  gains and losses excluded  from
     earnings  and  reported  as  a  separate
     component  of  shareholders'  equity  in
     accordance  with the required accounting
     treatment  for  investments  in   equity
     securities     that     have     readily
     determinable fair values.
           To  meet  short-term  requirements
     when   fluctuations  occur  in   working
     capital, the Company has available  four
     lines  of credit totaling $35.0  million
     of which $3.0 million was drawn at March
     31,  1995,  and repaid in  early  Second
     Quarter of 1995.
           The  Company has not been notified
     that  it  is  a potentially  responsible
     party    in    connection    with    any
     environmental matters.
          At a regular meeting held April 19,
     1995, the Board of Directors declared a quarterly dividend of five cents per share of common stock to be paid on June
     16, 1995, to its stockholders of record as of June 2, 1995.

     <PAGE 13>

            PART II-OTHER INFORMATION
     Item 6.

     Exhibits and Reports on Form 8-K

           (b)   No reports on Form 10-K have
     been  filed  for the three months  ended
     March 31, 1995.

     SIGNATURES

          Pursuant to the requirements of the
     Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       INTERNATIONAL SHIPHOLDING CORPORATION

      /S/ Gary L. Ferguson
      _______________________________________
                  Gary L. Ferguson
     Vice President and Chief Financial Officer

     Date:     May 12, 1995