Form 10-Q
period 1995-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 1995-08-09
CIK 278041

<PAGE 1>

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549
                       FORM 10-Q


(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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


Indicate by check mark whether the registrant  (1)  has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding  12 months (or for such shorter  period  that
the  registrant was required to file such reports), and
(2)  has  been subject to such filing for the  past  90
days.   X  YES            NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock   $1 Par Value  5,346,611 shares  (June 30, 1995)

<PAGE 2>


         INTERNATIONAL SHIPHOLDING CORPORATION
              CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands)
                      (Unaudited)

                                    June 30,  December 31,
                                      1995       1994
                                   ---------- ------------
ASSETS
Current Assets:
     Cash and Cash Equivalents      $  38,890  $    29,611
     Marketable Securities              7,344        7,096
     Accounts Receivable, Net          40,441       46,844
     Net Investment in
         Direct Financing Leases        2,186        2,186
     Other Current Assets               4,547        3,847
     Material and Supplies
         Inventory, At Cost             9,271        8,954
                                    ---------  ------------
Total Current Assets                  102,679       98,538

Investments in and
     Advances to
     Unconsolidated Entities                0       33,160

Marketable Equity Securities           44,136            0
Net Investment in
     Direct Financing Leases           25,523        26,588

Vessels, Property and
     Other Equipment, At Cost:
     Vessels and Barges               517,676       484,354
     Other Marine Equipment             6,688         3,999
     Terminal Facilities               18,850        18,116
     Land                               2,317         2,317
     Furniture and Equipment           15,100        14,071
                                    ----------   -----------
                                      560,631       522,857
Less - Accumulated Depreciation      (230,385)     (214,395)
                                    ----------   -----------
                                      330,246       308,462

Other Assets:
     Deferred Charges in
        Process of Amortization        28,348        30,613
     Acquired Contract Costs,
          Net of Accumulated
          Amortization                 22,959         24,185
     Due from Related Parties           9,422          6,174
     Other                             17,061         19,371
                                    -----------  ------------
                                       77,790         80,343
                                    -----------  ------------

                                     $580,374       $547,091
                                    ===========  ============

The accompanying notes are an integral part of these statements.

<PAGE 3>

           INTERNATIONAL SHIPHOLDING CORPORATION
                CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands)
                        (Unaudited)

                                               June 30,    December 31,
                                                 1995          1994
                                              -----------   ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Current Maturities of Long-Term Debt           29,759        26,755
   Current Maturities of
      Capital Lease Obligations                    1,469         1,329
   Accounts Payable and Accrued Liabilities       54,633        53,061
   Federal Income Tax Payable                        437           260
   Current Deferred Income Tax Liability           1,378           314
                                              ----------    -----------
Total Current Liabilities                         87,676        81,719

Billings in Excess of
      Income Earned and Expenses Incurred          5,561         4,471

Long-Term Capital Lease Obligations,
      Less Current Maturities                     19,873        21,092

Long-Term Debt, Less Current Maturities          244,175       230,852

Reserves and Deferred Credits:
      Deferred Income Taxes                       43,000        39,414
      Claims and Other                            21,824        23,227
                                               ---------    ----------
                                                  64,824        62,641

Stockholders' Investment:
      Common stock                                 5,405         5,405
      Additional Paid-in Capital                  54,450        54,450
      Retained Earnings                           91,328        87,757
      Less - Treasury Stock                       (1,133)       (1,133)
      Unrealized Holding Gain (Loss) on
         Marketable Securities                     8,215          (163)
                                                ---------    ---------
                                                 158,265       146,316

                                               $ 580,374     $ 547,091
                                              ==========    ==========

   The accompanying notes are an integral part of these statements.

<PAGE 4>

                 INTERNATIONAL SHIPHOLDING CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (Dollars in Thousands Except Per Share Data)
                             (Unaudited)

                                       Three Months Ended   Six Months Ended
                                           June 30,             June 30,
                                         1995      1994      1995      1994
                                       --------   -------  --------  --------
Revenues                               $ 79,418   $83,490  $157,326  $161,933
Operating Diferrential Subsidy            5,426     5,658    10,820    10,576
                                       --------   -------  --------  --------
                                         84,844    89,148   168,146   172,509
                                       --------   -------  --------  --------
Operating Expenses:
   Voyage Expenses                       63,553    68,535   125,818   130,723
   Vessel and Barge Depreciation          6,227     6,123    12,294    12,230
                                       --------   -------  --------  --------
Gross Voyage Profit                      15,064    14,490    30,034    29,556
                                       --------   -------  --------  --------

Administrative and General Expenses       6,212     6,748    12,674    13,368
Gain on Sale of Assets                        1         0         2         7
                                       --------   -------  --------  --------
   Operating Income                       8,853     7,742    17,362    16,195
                                       --------   -------  --------  --------
Interest:
   Interest Expense                       6,498     5,055    12,812    10,394
   Investment Income                     (  740)   (1,018)  ( 1,516)  ( 1,474)
                                       --------   -------  --------  --------
                                          5,758     4,037    11,296     8,920
                                       --------   -------  --------  --------
Unconsolidated Entities
   (Net of Applicable Tax):
      Equity in Net Income of
         Unconsolidated Entities            105      144       331       286
      (Allowance) for Doubtful Accounts       0      900         0       900
                                       --------   -------  --------  --------
                                            105    1,044       331     1,186

Income Before Provision
      for Income Taxes                    3,200    4,749     6,397     8,461
                                       --------   -------  --------  --------
Provision for Income Taxes:
   Current                                  286      904     2,091     2,723
   Deferred                                 800      365        21      (207)
   State                                     94       89       179       107
                                       --------   -------  --------  --------
                                          1,180    1,358     2,291     2,623

Net Income                             $  2,020  $ 3,391   $ 4,106   $ 5,838
                                       ========  ========  ========  ========
Earnings Per Common Share:
   Net Income                          $   0.38  $  0.63   $  0.77   $  1.09
                                       ========  ========  ========  ========
Weighted Average Shares of
   Common Stock Outstanding            5,346,611 5,346,611 5,346,611 5,346,611

      The accompanying notes are an integral part of these statements.

<PAGE 5>


                        INTERNATIONAL SHIPHOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Net
                            Additional                   Unrealized
                     Common  Paid-In  Retained Treasury   Holding
                     Stock   Capital  Earnings  Stock   Gain/(Loss) Total
                      -----------------------------------------------------
Balance at
  December 31, 1993  $ 5,405  $54,450  $75,775  $(1,133) $    -    $134,497

Net Income for
  Year Ended
  December 31, 1994       -        -    13,051        -       -      13,051

Cash Dividends            -        -    (1,069)       -       -      (1,069)

Unrealized Holding
  Loss on
  Marketable
  Securities,
  Net of Deferred Tax     -        -         -        -     (163)     (163)
                      -----------------------------------------------------
Balance at
  December 31, 1994  $ 5,405  $54,450  $87,757  $(1,133)    (163) $146,316

Net Income for
  Six Months Ended
  June 30, 1995           -        -     4,106        -       -      4,106

Cash Dividends            -        -      (535)       -       -       (535)

Unrealized Holding
  Gain on
  Marketable
  Securities,
  Net of Deferred Tax     -        -         -        -   8,378      8,378
                     -----------------------------------------------------
Balance at
  June 30, 1995      $ 5,405  $54,450  $91,328  $(1,133) $8,215   $158,265
                      ====================================================

     The accompanying notes are an integral part of these statements.


<PAGE 6>
        INTERNATIONAL SHIPHOLDING CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in Thousands)
                     (Unaudited)

                                                      Six Months Ended
                                                         June 30,
                                                        1995     1994
                                                      --------  ------
Cash Flows from Operating Activities:

    Net Income                                           4,106    5,838
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Depreciation                                   13,093   12,825
         Amortization of Deferred Charges
                and Other Assets                         8,659    8,316
         Provision (Benefit) for Deferred Income Taxes   2,112     (207)
         Gain on Sale of Assets                             (2)      (7)
         Net Investment in Direct Financing Leases       1,065    1,135
         Unearned Income                                 1,090   (2,074)
         Equity in Unconsolidated Subsidiaries            (372)  (1,186)
         Reserve for Claims and Other Deferred Credits  (2,021)   1,015
         Other Assets                                    2,890    1,132
      Change in Working Capital:
            Accounts Receivable                          6,863    5,978
            Inventories and Other Current Assets        (1,009)   3,995
            Federal Income Taxes Payable                (2,085)       0
            Accounts Payable and Accrued Liabilities       493   (2,443)
                                                        ------   ------
Net Cash Provided by Operating Activities               34,882   34,317

Cash Flows from Investing Activities:
    Purchase of Vessels and Other Property             (34,242) (33,969)
    Additions to Deferred Charges                       (6,073)  (3,801)
    Investment in and
            Advances to Unconsolidated Subsidiaries         13      753
    Proceeds from Sale of Assets                             0      417
    Proceeds from Short Term Investments                     0    6,932
    Other Investing Activities                             (14)       0
                                                       -------- --------
Net Cash Used by Investing Activities                  (40,316) (29,668)

Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt
            and Capital Lease Obligations               39,096   21,109
    Reduction of Debt and Capital Lease Obligations    (23,848) (16,560)
    Common Stock Dividends                                (535)    (534)
                                                       -------- --------
Net Cash Provided by Financing Activities               14,713    4,015

Net Increase in Cash and Cash Equivalents                9,279    8,664
Cash and Cash Equivalents at Beginning of Period        29,611   21,626
                                                       -------- --------
Cash and Cash Equivalents at End of Period              38,890   30,290
                                                       ======== ========

     The accompanying notes are an integral part of these statements.

<PAGE 7>


 INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     JUNE 30, 1995
                      (Unaudited)

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

<PAGE 8>

            As   of   December  31,  1994,   these
     investments  were classified on  the  Balance
     Sheet  as  Investments  In  and  Advances  to
     Unconsolidated    Entities.      The     more
     significant of the investments were interests
     in  Havtor  AS,  A/S  Havtor  Management  and
     Bulkowners  1984.  During the first  half  of
     1995,  A/S  Havtor  Management  and  the  gas
     carrier  activities of Kvaerner, an unrelated
     Norwegian  company, were merged  with  Havtor
     AS.  In addition, Havtor AS agreed to acquire
     other vessels and vessel interests, including
     the interest held by the Company in two PROBO
     vessels   held   through   Bulkowners   1984.
     Subsequent   to   these   transactions,   the
     Company's  interest in Havtor AS, a  publicly
     listed  company  on the Oslo Stock  Exchange,
     approximated  7.7%.  Due to the liquidity  of
     these shares, this investment is reflected in
     the  Balance  Sheet  at  June  30,  1995   as
     Marketable Equity Securities and is stated at
     fair market value.  Unrealized holding gains,
     net  of  tax, are excluded from earnings  and
     reported   as   a   separate   component   of
     shareholders' equity.

<PAGE 9>

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

            Gross  Voyage  Profit.   Gross  voyage
     profit  for the first half of 1995  of  $30.0
     million was slightly above the amount  earned
     during  first half of 1994 of $29.6  million.
     Positively   impacting  the  current   period
     results  was  the  addition  of  the  SULPHUR
     ENTERPRISE to the Company's fleet in early fourth quarter of 1994. This increase was offset by reductions in gross voyage profit resulting from lower freight rates and higher operating costs such as fuel and voyage time experienced by the Company's LASH vessels employed in liner service between

<PAGE 10>

     ports  on
     the U. S. Gulf/U. S. Atlantic Coast and South
     Asia   (Trade  Routes  18  and   17).    The
     quarter was also negatively impacted by a
     scheduled rate reduction on one of the Company's
     vessels  chartered  to the  Military  Sealift
     Command  (the  "MSC").  The addition of the
     SULPHUR ENTERPRISE, partially offset by the
     aforementioned negative events, also accounted
     for the 4.0% increase in gross  voyage profit
     for  the second quarter  of  1995 as compared
     to the comparable period of 1994.
           Vessel  and barge depreciation for  the
     first  half of 1995 was consistent  with  the
     amount  in  the  same  period  of  1994.   An
     increase in depreciation due to the addition of the SULPHUR ENTERPRISE in early fourth quarter of 1994 was offset by a reduction resulting from the life extension of two LASH vessels which were purchased in 1994 upon the termination of the capital lease of these vessels.

              Other     Income    and     Expense.
     Administrative and general expense  decreased
     by  5.2%  to $12.7 million during  the  first
     half of 1995 as compared to $13.4 million  in
     the  comparable period of 1994 stemming  from
     continuing  cost  reduction  efforts.   These
     efforts  also  resulted  in  a  reduction  in
     administrative and general expenses  of  7.9%
     during the second quarter of 1995 as compared
     to the same period in 1994.
           Interest  Expense  increased  23.3%  to
     $12.8  million in the first half of  1995  as
     compared to $10.4 million in the same  period
     in  1994  primarily due to debt  incurred  in
     late   1994   when  the  SULPHUR   ENTERPRISE
     delivered  from  the shipyard  and  commenced
     operation.   Additionally impacting  interest
     expense  was interest on $12 million received
     in early 1995 from a medium term loan with  a
     commercial   bank   for   general   corporate
     purposes and interest incurred under interest
     rate conversion agreements.  These items also
     impacted  interest  expense  in  the   second
     quarter of 1995.  Increases in both the first
     half  of 1995 and second quarter of 1995 were
     partially   offset  by  regularly   scheduled
     payments on other outstanding debt.

<PAGE 11>

            Investment  income  approximated  $1.5
     million in both the first half of 1994 and 1995.

          Income Taxes.  The Company provided $2.1
     million for federal income taxes in the first
     half of 1995 at the statutory rate of 35%  as
     compared to $2.5 million in the first half of
     1994   at   the   same   rate.    Income   of
     unconsolidated  entities  is  shown  net   of
     applicable taxes.

<PAGE 12>

     LIQUIDITY AND CAPITAL RESOURCES
           The Company's working capital decreased
     from  $16.8 million at December 31, 1994,  to
     $15.0   million  at  June  30,  1995,   after
     provision for current maturities of long-term
     debt  of  $29.8  million  and  capital  lease
     obligations of $1.5 million.  Cash  and  cash
     equivalents increased during the  first  half
     of  1995 by $9.3 million to a total of  $38.9
     million.
           Positive cash flows were achieved  from
     operating activities in the first six  months
     of  1995 in the amount of $34.9 million.  The
     major source of cash from operations was  net
     income, adjusted for non-cash provisions such
     as depreciation and amortization.
           Net  cash used for investing activities
     amounted  to $40.3 million during  the  first
     half  of  1995.  Capital investments included
     $31.8 million for the purchase and conversion
     of two semi-submersible vessels, $1.7 million
     for  computer  development and  upgrades  and
     approximately     $700,000     for      other
     miscellaneous  items.   Other  uses  of  cash
     included  the  addition of  $6.1  million  of
     deferred  charge items, primarily for  vessel
     drydocking.
            Net   cash   provided   by   financing
     activities  during the first  six  months  of
     1995  totalled $14.7 million.  Proceeds  from
     the  issuance  of debt obligations  of  $39.1
     million included $12.0 million from a  medium
     term   loan   which  was  used  for   general
     corporate  purposes, $19.1  million  received
     from  a  long-term loan associated  with  the
     acquisition  and  conversion  of  two   semi-
     submersible  vessels and $8.0  million  drawn
     under  the  Company's lines of credit.   Cash
     used   for   financing  activities   included
     regularly  scheduled  principal  payments  of
     $9.9  million  for  debt  and  capital  lease
     obligations,  repayment of $13 million  drawn
     under  lines of credit and $900,000 to prepay
     a portion of the Senior Notes issued in 1993.
     Additionally,   $535,000  was  used  to  meet
     common stock dividend requirements.
          The Company has entered into a long-term
     contract with a major copper and gold  mining
     company  to  provide transportation  services
     for supplies associated with the operation of
     a  copper  and  gold mine on  the  Indonesian
     Island  of  Irian  Jaya.   The  Company   has
     acquired   and   is  converting   two   semi-

<PAGE 13>

     submersible  barge carrying  vessels  and  is
     having 26 cargo barges built to be used  with
     the  aforementioned vessels.  As of June  30,
     1995, the Company had paid approximately  $33
     million  of  the total cost of  approximately
     $78 million.  The Company will also charter a
     small   container  vessel  to   fulfill   the
     requirements   of  the  contract   which   is
     expected  to  commence  in  late  1995.   The
     Company    has    arranged   financing    for
     approximately  60%  of  the  cost  of   these
     acquisitions through a long-term loan with  a
     commercial  bank.   Draws  under  this   loan
     totalled  $19.1 million as of June  30,  1995
     with  additional  draws  anticipated  in  the
     second half of 1995.
          The Company contracted, in October 1994,
     to  purchase  a U. S. Flag Coal Carrier  with
     delivery now anticipated in the third quarter
     of  1995.   The  vessel will be placed  under
     long-term charter to a major electric utility
     company  to  carry part of its  fuel  supply.
     The  ship will also be used from time to time
     to  carry  cargoes for the account  of  other
     charterers.    The   Company   has   arranged
     financing with a commercial bank for a  major
     portion of the purchase price of the vessel.
           As  of  December 31, 1994, the  Company
     held an approximate 9% interest in Havtor AS,
     a  publicly listed company on the Oslo  Stock
     Exchange, and a 14.2% equity interest in  A/S
     Havtor Management, a privately held Norwegian
     ship  management company.  In  addition,  the
     company  held  a 50% interest  in  a  foreign
     entity, Bulkowner's 1984, which was formed to
     own   and   operate   two   combination   dry
     cargo/petroleum products, PROBO vessels.  The
     Company also held a 10% interest in a limited
     partnership with certain Norwegian  interests
     to  construct  and own a liquified  petroleum
     gas carrier which delivered in 1993.
           During  the First Quarter of 1995,  the
     Company  signed  an  agreement  whereby   A/S
     Havtor   Management  and  the   gas   carrier
     activities   of   Kvaerner,   an    unrelated
     Norwegian  company,  would  be  merged   into
     Havtor AS.  In addition, Havtor AS agreed  to
     acquire  other vessels and vessel  interests,
     including  the  50%  interest  held  by   the
     Company  in  two PROBO vessels  and  the  10%
     interest  held  in a liquified petroleum  gas
     carrier.    The   merger  was   approved   by
     shareholders in a general meeting held in April 1995.

<PAGE 14>

           Subsequent to the merger the  Company's
     interest  inHavtor AS approximated 6.4%.   In
     addition,  Havtor AS stock was  held  by  the
     Company  as collateral for a promissory  note
     which  matures in mid-1996. During the second
     quarter  of  1995 the Company  purchased  the
     Norwegian interest which held this promissory
     note.   After  the acquisition the  Company's
     interest in Havtor AS approximated 7.7%.  Due
     to the liquidity of the shares held in Havtor
     AS,   the  investment  is  reflected  in  the
     financial  statements at  fair  market  value
     with    unrealized    holding    gains     of
     approximately  $8.2  million,  net  of   tax,
     excluded  from  earnings and  reported  as  a
     separate component of shareholders' equity in
     accordance   with  the  required   accounting
     treatment    for   investments   in    equity
     securities that have readily determinable fair values.
           To  meet  short-term requirements  when
     fluctuations occur in working capital, the Company has available four lines of credit totaling $35.0 million of which $5.0 million was drawn at June 30, 1995.
           The  Company has not been notified that
     it is a potentially responsible party in connection with any environmental matters.
          At a regular meeting held July 19, 1995, the Board of Directors declared a quarterly dividend of five cents per share of common stock to be paid on September 8, 1995, to its stockholders of record as of September 1, 1995.

<PAGE 15>

               PART II-OTHER INFORMATION
     Item 6.

     Exhibits and Reports on Form 8-K

           (b)   No reports on Form 8-K have been
     filed for the three months ended June 30, 1995.

     SIGNATURES

           Pursuant  to  the requirements  of  the
     Securities   Exchange  Act   of   1934,   the
     registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         INTERNATIONAL SHIPHOLDING CORPORATION

                /s/ Gary L. Ferguson
____________________________________________________
                   Gary L. Ferguson
      Vice President and Chief Financial Officer

                Date:  August 9, 1995