Form 10-Q
period 1995-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 1995-11-13
CIK 278041

<PAGE 1>

   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q


(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________

               Commission file number   2-63322
            INTERNATIONAL SHIPHOLDING CORPORATION
   (Exact name of registrant as specified in its charter)

       Delaware                                  36-2989662
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

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

Common Stock  $1 Par Value  5,346,611 shares (September 29, 1995)

<PAGE 2>

             INTERNATIONAL SHIPHOLDING CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands)
                          (Unaudited)

                                        September 30, December 31,
                                            1995          1994
                                        ------------- ------------
ASSETS

Current Assets:
        Cash and Cash Equivalents       $   35,122     $  29,611
        Marketable Securities                7,364         7,096
        Accounts Receivable, Net            41,679        46,844
        Federal Income Tax Receivable          896             0
        Net Investment in Direct
           Financing Leases                  2,129         2,186
        Other Current Assets                 3,099         3,847
        Material and Supplies
           Inventory, At Cost                9,782         8,954
                                          ---------      --------
Total Current Assets                       100,071        98,538


Investments In and Advances to
   Unconsolidated Entities                       0        33,160

Marketable Equity Securities                44,155             0

Net Investment in Direct
   Financing Leases                         25,006        26,588

Vessels, Property and
   Other Equipment, At Cost:
        Vessels and Barges                 588,071       484,354
        Other Marine Equipment               6,692         3,999
        Terminal Facilities                 18,859        18,116
        Land                                 2,317         2,317
        Furniture and Equipment             15,437        14,071
                                          ---------     ---------
                                           631,376       522,857
 Less - Accumulated Depreciation          (237,046)     (214,395)
                                          ---------     ---------
                                           394,330       308,462
 Other Assets:
        Deferred Charges in Process of
           Amortization                     27,620        30,613
        Acquired Contract Costs,
           Net of Accumulated               22,346        24,185
           Amortization
        Due from Related Parties             8,973         6,174
        Other                               10,280        19,371
                                        -----------    ----------
                                            69,219        80,343
                                        -----------    ----------
                                        $  632,781     $ 547,091
                                        ===========    ==========

 The accompanying notes are an integral part of these statements.

<PAGE 3>

              INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)
                          (Unaudited)

                                        September 30, December 31,
                                            1995          1994
                                        ------------  ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
       Current Maturities of
          Long-Term Debt                 $  33,697    $   26,755
       Current Maturities of Capital
          Lease Obligations                  1,469         1,329
       Accounts Payable and
          Accrued Liabilities               46,031        53,061
       Federal Income Tax Payable                0           260
       Current Deferred Income
          Tax Liability                      1,378           314
                                          ---------     ---------
Total Current Liabilities                   82,575        81,719

Billings in Excess of Income Earned
       and Expenses Incurred                 4,815         4,471

Long-Term Capital Lease Obligations,
       Less Current Maturities              19,623        21,092

Long-Term Debt, Less Current Maturities    304,117       230,852

Reserves and Deferred Credits:
       Deferred Income Taxes                42,661        39,414
       Claims and Other                     18,937        23,227
                                         ----------    ----------
                                            61,598        62,641

Stockholders' Investment:
       Common Stock                          6,756         5,405
       Additional Paid-in Capital           54,450        54,450
       Retained Earnings                    91,738        87,757
       Less - Treasury Stock                (1,133)       (1,133)
       Unrealized Holding Gain (Loss)
          on Marketable Securities           8,242          (163)
                                       ------------   -----------
                                           160,053       146,316

                                       $   632,781    $  547,091
                                       ============   ===========


 The accompanying notes are an integral part of these statements.


<PAGE 4>

             INTERNATIONAL SHIPHOLDING CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (Dollars in Thousands Except Share Data)
                         (Unaudited)

                             Three Months Ended   Nine Months Ended
                                September 30,        September 30,
                                  1995     1994     1995     1994
                               -------- --------  -------- --------
Revenues                       $ 78,518 $ 76,434  $235,844 $238,367
Operating Differential Subsidy    5,590    5,134    16,410   15,710
                               -------- --------  -------- --------
                                 84,108   81,568   252,254  254,077
                               -------- --------  -------- --------
Operating Expenses:
   Voyage Expenses               62,339   58,698   188,157  189,421
   Vessel and Barge Depreciation  6,194    6,094    18,488   18,324
                               -------- --------  --------  -------
Gross Voyage Profit              15,575   16,776    45,609   46,332
                               -------- --------  --------  -------
Administrative and
   General Expenses               6,489    6,549    19,163   19,917
Gain (Loss) on Sale of Assets         6      (98)        8      (91)
                               -------- --------- --------  --------
   Operating Income               9,092   10,129    26,454   26,324
                               -------- --------- --------  --------
Interest:
   Interest Expense               6,318    5,078    19,130   15,472
   Investment Income               (563)    (766)   (2,079)  (2,240)
                               -------- --------  --------  --------
                                  5,755    4,312    17,051   13,232
                               -------- --------  --------  --------
Unconsolidated Entities
   (Net of Applicable Taxes):
      Equity in Net
      Income (Loss) of
      Unconsolidated Entities         0     (199)      331       87
   (Allowance) for Doubtful
      Accounts                        0        0         0      900
                                ------- --------  -------- --------
                                      0     (199)      331      987

Income Before Provision
   for Income Taxes               3,337    5,618     9,734   14,079

Provision for Income Taxes:
   Current                        1,725    1,044     3,816    3,767
   Deferred                        (518)     954      (497)     747
   State                            101      122       280      229
                                -------- -------  --------  --------
                                  1,308    2,120     3,599    4,743

Net Income                      $ 2,029  $ 3,498  $  6,135 $  9,336

Earnings Per Common Share:
   Net Income                   $  0.30* $  0.52* $   0.92*$   1.40*

Weighted Average Shares of
   Common Stock Outstanding   6,683,264* 6,683,264*6,683,264* 6,683,264*


   The accompanying notes are an integral part of these statements.

* Restated for November 17, 1995, twenty-five percent stock split effected in the form of a stock dividend.


<PAGE 5>

               INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                     (Dollars in Thousands)
                           (Unaudited)

                                                           Net
                         Additional                     Unrealized
                 Common   Paid-In   Retained  Treasury    Holding
                 Stock    Capital   Earnings   Stock    Gain/(Loss)  Total
                -----------------------------------------------------------
Balance at
  December 31,
  1993           $5,405   $54,450    $75,775  ($1,133)  $    --    $134,497

Net Income for
  the Year Ended
  December 31,
  1994               --        --     13,051      --         --      13,051

Cash Dividends       --        --     (1,069)     --         --      (1,069)

Unrealized
  Holding Loss
  on Marketable
  Securities,
  Net of
  Deferred Taxes     --        --       --       --        (163)      (163)
                 -----------------------------------------------------------

Balance at
  December 31,
  1994           $5,405   $54,450  $87,757  ($1,133)      ($163)   $146,316

Net Income for
  the Nine
  Months Ended
  September 30,
  1995               --        --    6,135       --          --      6,135

Cash Dividends       --        --     (803)      --          --       (803)

Stock Dividend
  Payable
  November 17,
  1995            1,351        --   (1,351)      --          --         --

Unrealized
  Holding Gain
  on Marketable
  Securities,
  Net of
  Deferred Taxes     --        --       --       --       8,405      8,405
                 ----------------------------------------------------------
Balance at
  September 30,
  1995           $6,756   $54,450  $91,738  ($1,133)     $8,242   $160,053
                 ==========================================================


      The accompanying notes are an integral part of these statements.


<PAGE 6>



        INTERNATIONAL SHIPHOLDING CORPORATION
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               (Dollars in Thousands)
                     (Unaudited)

                                          Nine Months
                                             Ended
                                         September 30,
                                        1995     1994
                                       ------  -------

Cash Flows from Operating Activities:
    Net Income                        $ 6,135    9,336
    Adjustments to Reconcile Net
      Income to Net Cash Provided
      by Operating Activities:
         Depreciation                  19,762   19,227
         Amortization of Deferred
           Charges and Other Assets    12,909   12,197
         Provision for Deferred
           Income Taxes                 3,319    1,399
        (Gain) Loss on Sale of Assets     (8)      91
         Net Investment in Direct
           Financing Leases             1,639    1,696
         Unearned Income                  344    2,078
         Equity in Unconsolidated
           Subsidiaries                  (331)    (987)
         Reserve for Claims and Other
           Deferred Credits            (4,908)    (679)
         Other Assets                   1,619   (1,754)
      Change in Working Capital:
            Accounts Receivable         5,698   (3,308)
            Inventories and Other
              Current Assets             (149)   1,766
            Federal Income Taxes
              Payable                  (4,933)       0
            Current Deferred Tax Asset       0    (652)
            Accounts Payable and
              Accrued Liabilities      (8,157)   5,418
                                       -------  -------
Net Cash Provided by
     Operating Activities              32,939   45,828

Cash Flows from Investing Activities:
    Purchase of Vessels and
      Other Property                 (104,965) (36,548)
    Additions to Deferred Charges      (8,943)  (4,605)
    Investments In and Advances to
      Unconsolidated Subsidiaries         (11)   1,049
    Proceeds from Sale of Assets            8      623
    Proceeds from Short Term
      Investments                           0   14,808
    Other Investing Activities          8,408        0
                                     --------- --------
Net Cash Used by
      Investing Activities           (105,503) (24,673)

Cash Flows from Financing Activities:
    Proceeds from Issuance
      of Debt and Capital Lease
      Obligations                     104,420   21,109
    Reduction of Debt and Capital
      Lease Obligations               (25,542) (21,221)
    Common Stock Dividends               (803)    (802)
                                     --------- --------
Net Cash Provided by
      Financing Activities             78,075     (914)
Net Increase in Cash and
      Cash Equivalents                  5,511   20,241
Cash and Cash Equivalents
      at Beginning of Period           29,611   13,492
                                     --------- --------
Cash and Cash Equivalents
      at End of Period               $ 35,122  $33,733
                                     ========= ========
The accompanying notes are an integral part of these statements.


<PAGE 7>
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                SEPTEMBER 30, 1995
                   (Unaudited)

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
reclassifications have been made to  prior  period
financial  information  in  order  to  conform  to
current year presentations.
      Interim  statements are subject to  possible
adjustments in connection with the annual audit of
the Company's accounts for the full year 1995;  in
the   opinion   of  management,  all   adjustments
(consisting  of only normal recurring adjustments)
necessary   for  a  fair  presentation    of   the
information shown have been included.
      The  foregoing 1995 interim results are  not
necessarily  indicative  of  the  results  of  the
operations for the full year 1995.
      The  Company's policy is to consolidate  all
subsidiaries  in which it holds greater  than  50%
voting  interest.   All  significant  intercompany
accounts and transactions have been eliminated.
      The  Company uses the cost method to account
for investments in entities in which it holds less
than  20% voting interest and in which the Company
cannot   exercise   significant   influence   over
operating  and financial activities.  The  Company
uses  the equity method to account for investments
in  entities in which it holds a 20% to 50% voting
interest.
      As  of  December 31, 1994 these  investments
were   classified   on  the   Balance   Sheet   as
Investments  In  and  Advances  to  Unconsolidated
Entities. The more significant of the investments were interests in Havtor AS, A/S Havtor Management and Bulkowners 1984. During the first half of 1995, A/S Havtor Management and the gas carrier activities of Kvaerner,

<PAGE 8>

an  unrelated Norwegian company, were merged  with
Havtor  AS.   In  addition, Havtor  AS  agreed  to
acquire   other  vessels  and  vessel   interests,
including the interest held by the Company in  two
PROBO   vessels  held  through  Bulkowners   1984.
Subsequent  to  these transactions, the  Company's
interest  in Havtor AS, a publicly listed  company
on  the  Oslo  Stock Exchange, approximated  7.7%.
Due   to  the  liquidity  of  these  shares,  this
investment  is reflected in the Balance  Sheet  at
September   30,   1995,   as   Marketable   Equity
Securities  and  is stated at fair  market  value.
Unrealized holding gains, net of tax, are excluded from earnings and reported as a separate component of shareholders' equity.

Note 2.  Subsequent Events

     On October 18, 1995 the Board of Directors declared a 25% stock split to be effected in the form of a stock dividend payable November 17, 1995 to shareholders of record at the close of business on November 3, 1995.
Earnings Per Share and Weighted Average Shares of Common
Stock Outstanding have been restated for all periods presented to give effect to the dividend. Stockholders'
Investment as of September 30, 1995 has also been adjusted for the dividend.

<PAGE 9>

INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

      The  Company's vessels are operated under  a
variety of charters, liner services and contracts.
The  nature  of these arrangements is  such  that,
without  a  material  variation  in  gross  voyage
profits  (total revenues less voyage expenses  and
vessel  and barge depreciation), the revenues  and
expenses  attributable to a vessel deployed  under
one   type  of  charter  or  contract  can  differ
substantially from those attributable to the  same
vessel  if  deployed  under a  different  type  of
charter  or  contract.  Accordingly, depending  on
the mix of charters or contracts in place during a
particular   accounting  period,   the   Company's
revenues  and expenses can fluctuate substantially
from  one period to another even though the number
of   vessels  deployed,  the  number  of   voyages
completed,  the  amount of cargo carried  and  the
gross  voyage  profit  derived  from  the  vessels
remain   relatively  constant.    As   a   result,
fluctuations  in voyage revenues and expenses  are
not   necessarily   indicative   of   trends    in
profitability, and management believes that  gross
voyage  profit  is a more appropriate  measure  of
performance   than  revenues.   Accordingly,   the
discussion below addresses variations in gross voyage profits rather than variations in revenues.

RESULTS OF OPERATIONS
       Nine Months Ended September 30, 1995
Compared to the Nine Months Ended September 30, 1994

      Gross  Voyage  Profit.  Gross voyage  profit
decreased  slightly to $45.6 million in the  first
nine  months of 1995 as compared to $46.3  million
in  the  same period of 1994. Gross voyage  profit
was negatively impacted by lower freight rates and
higher  operating costs such as  fuel  and  voyage
time  experienced  by the Company's  LASH  vessels
employed  in liner service  between ports  on  the
U.S.  Gulf/U.S.  Atlantic  Coast  and  South  Asia
(Trade Routes 18 and 17).  In addition a scheduled
rate  reduction  on  one of the Company's  vessels
chartered  to  the Military Sealift  Command  (the
"MSC")  negatively  impacted  the  current   year.
Partially  offsetting these  reductions  were  the
addition of the Sulphur Enterprise in early fourth
quarter of 1994 and improved charter rates on  the
Amazon, a cape-size bulk carrier.
      Vessel and barge depreciation for the  first
nine months of 1995 was consistent with the amount
in  the  same  period  of 1994.   An  increase  in
depreciation due to the addition of the

<PAGE 10>

Sulphur Enterprise in early fourth quarter of 1994
was  offset by a reduction resulting from the life
extension of two LASH vessels which were purchased
in  1994 upon the termination of the capital lease
of these vessels.
      Other  Income  and Expenses.  Administrative
and  general expenses decreased by 3.8%  to  $19.2
million  in  the first nine months  of  1995  from
$19.9 million in the comparable period of 1994 due
to continued cost reduction efforts.
     Interest expense increased from $15.5 million
in  the first nine months of 1994 to $19.1 million
in  the same period of 1995 primarily due to  debt
incurred  in late 1994 when the Sulphur Enterprise
delivered   from   the  shipyard   and   commenced
operation.    Additionally   impacting    interest
expense  was  interest on $12 million received  in
early  1995  from  a  medium  term  loan  with   a
commercial bank for general corporate purposes and
interest  incurred under interest rate  conversion
agreements.  These increases were partially offset
by  reductions resulting from regularly  scheduled
payments on other outstanding debt.
      Investment  income decreased  slightly  from
$2.2  million in the first nine months of 1994  to
$2.1 million in the same period of 1995 reflecting
a reduction in the balance of invested funds.
      Income  Taxes.   The Company  provided  $3.3
million for federal income taxes in the first nine
months  of  1995 at the statutory rate of  35%  as
compared to $4.5 million in the first nine  months
of   1994   at   the   same   rate.    Income   of
unconsolidated entities is shown net of applicable taxes.

     Third Quarter Ended September 30, 1995
Compared to Third Quarter Ended September 30, 1994

      Gross  Voyage  Profit.  Gross voyage  profit
decreased  7.2%  to  $15.6 million  in  the  third
quarter  of  1995 as compared to $16.8 million  in
the  same period of 1994. Gross voyage profit  was
negatively  impacted by lower  freight  rates  and
higher  operating costs, as explained in the  nine
month  comparison  above, for the  Company's  LASH
vessels  employed in liner service  between  ports
on  the  U.S. Gulf/U.S. Atlantic Coast  and  South
Asia   (Trade  Routes  18  and  17).    Positively
impacting  the  current  period  results  was  the
addition   of  the  Sulphur  Enterprise   to   the
Company's fleet in early fourth quarter of 1994.
      Vessel and barge depreciation for the  third
quarter of 1995 was consistent with the amount  in
the   same   period  of  1994.   An  increase   in
depreciation  due to the addition of  the  Sulphur
Enterprise in early fourth quarter of 1994 was offset by a reduction resulting from the

<PAGE 11>

life  extension  of  two LASH vessels  which  were
purchased  in  1994  upon the termination  of  the
capital lease of these vessels.
      Other  Income  and Expenses.  Administrative
and   general  expenses  were  approximately  $6.5
million  in  both the third quarter  of  1994  and
1995.
      Interest expense increased from $5.1 million
in  the  third quarter of 1994 to $6.3 million  in
the  same  period of 1995 primarily  due  to  debt
incurred  in late 1994 when the Sulphur Enterprise
delivered   from   the  shipyard   and   commenced
operation.    Additionally   impacting    interest
expense  was  interest on $12 million received  in
early  1995  from  a  medium  term  loan  with   a
commercial bank for general corporate purposes and
interest  incurred under interest rate  conversion
agreements.  These increases were partially offset
by  reductions resulting from regularly  scheduled
payments on other outstanding debt.
     Investment income decreased slightly from $.8
million  in  the  third quarter  of  1994  to  $.6
million  in  the same period of 1995 reflecting  a
reduction in the balance of invested funds.
      Income  Taxes.   The Company  provided  $1.2
million for federal income taxes in the third quarter of 1995 at the statutory rate of 35% as compared to $2.0 million in the third quarter of 1994 at the same rate. Income of unconsolidated entities is shown net of applicable taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital increased from
$16.8  million  at  December 31,  1994,  to  $17.5
million at September 30, 1995, after provision for
current  maturities  of long-term  debt  of  $33.7
million  and  capital  lease obligations  of  $1.5
million.   Cash  and  cash  equivalents  increased
during  the  first nine months  of  1995  by  $5.5
million to a total of $35.1 million.
       Positive  cash  flows  were  achieved  from
operating  activities in the first nine months  of
1995  in  the amount of $32.9 million.  The  major
source  of  cash from operations was  net  income,
adjusted   for   non-cash   provisions   such   as
depreciation and amortization.
       Net  cash  used  for  investing  activities
amounted  to $105.5 million during the first  nine
months  of  1995.   Capital  investments  included
$60.3  million  for  the purchase  of  the  Energy
Enterprise,  $39.4 million for  the  purchase  and
conversion  of  two semi-submersible  vessels  and
related   cargo  barges,  $2.2  million  for   the
purchase   of   a   towboat,  $2.2   million   for
information systems development and upgrades,  and
approximately  $900,000  for  other  miscellaneous
items.   Other uses of cash included the  addition
of   $9.0   million  of  deferred  charge   items,
primarily for

<PAGE 12>

vessel drydocking.  Proceeds included $8.4 million
received    from   other   investing   activities,
primarily the liquidation of long-term investments
which  had been placed in escrow for the  purchase
of the Energy Enterprise and the purchase of cargo
barges.
      Net  cash  provided by financing  activities
during the first nine months of 1995 totaled $78.1
million.   Proceeds  from  the  issuance  of  debt
obligations  of  $104.4  million  included   $50.0
million  from  a  medium term loan  used  for  the
purchase  of the Energy Enterprise, $22.9  million
received from a long-term loan associated with the
acquisition and conversion of two semi-submersible
vessels,  $19.5 million drawn under the  Company's
lines  of  credit and $12.0 million from a  medium
term  loan  which  was used for general  corporate
purposes.   Cash  used  for  financing  activities
included regularly scheduled principal payments of
$14.6   million   for  debt  and   capital   lease
obligations,  repayment  of  $10.0  million  drawn
under  lines  of credit and $909,000 to  prepay  a
portion  of  the  Senior  Notes  issued  in  1993.
Additionally,  $803,000 was used  to  meet  common
stock dividend requirements.
      The  Company  has entered into  a  long-term
contract  with  a  major copper  and  gold  mining
company  to  provide transportation  services  for
supplies associated with the operation of a copper
and  gold  mine on the Indonesian Island of  Irian
Jaya.   The Company has acquired and is converting
two semi-submersible barge carrying vessels and is
having  26 cargo barges built to be used with  the
aforementioned vessels.  As of September 30, 1995,
the  Company had paid approximately $ 42.7 million
of  the total cost of approximately $79.0 million.
The  Company  will also charter a small  container
vessel to fulfill the requirements of the contract
which  is expected to commence in late 1995.   The
Company  has  arranged financing for approximately
60%  of  the cost of these acquisitions through  a
long-term  loan  with  a commercial  bank.  The
Company anticipates using internally generated funds
and/or amounts available under lines of credit to
cover the balance of the purchase price in the near
term.  Draws under this loan totaled $22.9 million as of
September   30,   1995,  with   additional   draws
anticipated in fourth quarter of 1995.
      During  third quarter of 1995,  the  Company
took  delivery of a U. S. Flag Coal  Carrier,  the
Energy Enterprise.  As of September 30, 1995,  the
vessel  was in a shipyard undergoing work to  meet
classification   requirements   and   preventative
maintenance  prior to entering  service  early  in
December,  1995, under a long-term contract  to  a
major  electric utility company.  The vessel  will
carry coal from loading ports on the United States
East   Coast  to  Massachusetts  in  addition   to
performing other domestic transportation services from time to time.

<PAGE 13>

      As of December 31, 1994, the Company held an
approximate 9% interest in Havtor AS,  a  publicly
listed company on the Oslo Stock Exchange,  and  a
14.2% equity interest in A/S
Havtor Management, a privately held Norwegian ship
management company.  In addition, the Company held
a  50%  interest  in a foreign entity,  Bulkowners
1984,  which  was  formed to own and  operate  two
combination  dry  cargo/petroleum products,  PROBO
vessels.  The Company also held a 10% interest  in
a   limited  partnership  with  certain  Norwegian
interests   to  construct  and  own  a   liquified
petroleum gas carrier which delivered in 1993.
     During the first quarter of 1995, the Company
signed  an agreement whereby A/S Havtor Management
and  the  gas  carrier activities of Kvaerner,  an
unrelated Norwegian company, would be merged  into
Havtor  AS.   In  addition, Havtor  AS  agreed  to
acquire   other  vessels  and  vessel   interests,
including the 50% interest held by the Company  in
two  PROBO vessels and the 10% interest held in  a
liquified  petroleum gas carrier.  The merger  was
approved by shareholders of Havtor AS in a general
meeting held in April, 1995.
      Subsequent  to  the  merger,  the  Company's
interest  in  Havtor  AS  approximated  6.4%.   In
addition, Havtor AS stock was held by the  Company
as  collateral for a promissory note which matures
in  mid-1996.  During the second quarter of  1995,
the Company purchased the Norwegian interest which
held  this promissory note.  After the acquisition
the  Company's interest in Havtor AS  approximated
7.7%.  Due to the liquidity of the shares held  in
Havtor  AS,  the  investment is reflected  in  the
financial  statements at fair  market  value  with
unrealized  holding  gains of  approximately  $8.2
million, net of tax, excluded from earnings and reported as a separate component of shareholders' equity in accordance with the required accounting treatment for investments in equity securities that have readily determinable fair values.

     To meet short-term requirements when fluctuations occur in working capital, the Company has available four lines of credit totaling $35.0 million of which $19.5 million was drawn at September 30, 1995.

     In March 1995 the Financial Accounting Standards
Board issued Statement No. 121, "Accounting for the
Impairment of Long-Lived Assets to Be Disposed Of".
Adoption of the statement, which is required in 1996, is not anticipated to have a material effect on the Company's financial position or results of operations.

      The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.

<PAGE 14>

      At  a regular meeting held October 18, 1995,
the  Board of Directors voted to implement a five-
for-four  stock  split to be  effected  as  a  25%
common stock dividend for distribution on November
17, 1995 to the shareholders of record at the close of business on November 3, 1995. In lieu of fractional shares a cash payment will be made for such shares based on the closing price of the common stock on November 3, 1995.

      At  the same meeting, the Board of Directors
declared a quarterly dividend of $.0625 per common
share   payable   on   December   15,   1995,   to
shareholders  of  record  on  December   1,   1995
(including  the newly issued shares from  the  25%
stock dividend mentioned above).



<PAGE 15>

           PART II-OTHER INFORMATION
Item 6.

Exhibits and Reports on form 8-K

(b) No reports on Form 8-K have been filed for the three months ended September 30, 1995.

SIGNATURES

     Pursuant to the requirements of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            INTERNATIONAL SHIPHOLDING CORPORATION

            /s/ Gary L. Ferguson
           ____________________________________________
                        Gary L. Ferguson
           Vice President and Chief Financial Officer

Date November 13, 1995
     ________________