Form 10-K
period 1995-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 1996-03-27
CIK 278041

<PAGE 1>

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549
                    ____________________
                          FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1995
                             OR
___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
    For the Transition Period From _________ to _________
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

  Registrant's telephone number, including area code:
  (504) 529-5461
 Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange
      Title of each class             on which registered
   ------------------------         --------------------------
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
          Date                             Amount
          ------                         -----------
          March 1, 1996                  $89,203,249
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
 Common stock, $1 par value. . . . . . . . 6,682,887 shares
               outstanding as of March 1, 1996

             DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1995, have been incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant's definitive proxy statement dated March 12, 1996 have been incorporated by reference into Part III of this Form 10-K.


            INTERNATIONAL SHIPHOLDING CORPORATION
                          Form 10-K
                      Table of Contents

PART I.                                             PAGE
     ITEM 1.   BUSINESS                             2
          General                                   2
          History                                   4
          Liner Service/Contracts of Affreightment  5
          Military Sealift Command                  6
          Pure Car Carriers                         8
          Bulk Carrier                              8
          Float-On/Float-Off
             Special Purpose Vessels                9
          Domestic Transportation Services          9
          Investments in Specialized Vessels       10
          Ancillary Services                       11
          Marketing                                11
          Insurance                                11
          Regulation                               12
          Competition                              14
          Employees                                15
  ITEM 2. PROPERTIES                               16
  ITEM 3. LEGAL PROCEEDINGS                        17
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                 17
  ITEM 4a.     EXECUTIVE OFFICERS AND DIRECTORS
               OF THE REGISTRANT                   18
PART II.
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
               STOCK AND RELATED SECURITY
               HOLDER MATTERS                      20
  ITEM 6. SELECTED FINANCIAL DATA                  20
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS               20
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANT'S ON ACCOUNTING AND
               FINANCIAL DISCLOSURE                20
PART III.
  ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF
               THE REGISTRANT                      21
  ITEM 11.     EXECUTIVE COMPENSATION              21
  ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND
               MANAGEMENT                          21
  ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
               MATTERS                             21
PART IV.
  ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM 8-K.            22
               SIGNATURES                          24

<PAGE 2>

                           PART  I

ITEM 1.  BUSINESS

GENERAL

      The Company, through its subsidiaries, operates a diversified fleet of U. S. and international flag vessels that provide international and domestic maritime transportation services to commercial customers and agencies of the United States government primarily under medium- to long-term charters or contracts. The Company's fleet consists of 29 ocean-going vessels, 15 towboats, 129 river barges, 26 special purpose barges, approximately 1,650 LASH barges and related shoreside handling facilities. The Company's strategy is to

  (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques;

  (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire or construct vessels to meet the requirements of those charters or contracts and;

  (iii) secure financing for the vessels predicated primarily on those charter or contract arrangements.

      The Company believes that this strategy has produced valuable long-term relationships with its customers and stable operating cash flows.

      The Company is the only significant operator of the LASH (lighter aboard ship) system, which it pioneered in 1969. The Company's LASH fleet includes ten large LASH vessels, four LASH feeder vessels and approximately 1,650 LASH barges. In its liner services, the Company uses the LASH system primarily to gather cargo on rivers, in island chains and in harbors that are too shallow for traditional vessels and to transport to and from those areas large items, such as forest products, natural rubber and steel, that cannot be transported efficiently in containerized vessels. In addition, the LASH system enables barges to be rapidly loaded onto and unloaded from the large LASH vessels without shoreside support facilities while minimizing the number of times that the cargo is handled. Because the Company's LASH barges are used primarily to transport large items, the Company's LASH fleet often has a competitive advantage over containerized vessels. Additionally, because containerized and breakbulk vessels cannot operate in certain of the areas where the Company's LASH system operates, the Company often has a competitive advantage over such vessels.
<PAGE 3>
       The Company's diversified ocean-going fleet also includes the following:

  (i)     two  international flag and two U.S. flag  pure
  car    carriers   specially   designed   to   transport
  automobiles;

  (ii) two U.S. flag ice-strengthened multi-purpose vessels;

  (iii)  three roll-on/roll-off vessels that permit rapid
  deployment  of  rolling  stock,  munitions  and   other
  military cargoes requiring special handling;

  (iv)   one international flag cape-size bulk carrier;

  (v)    one U.S. flag semi-submersible barge;

  (vi) one U.S. flag molten sulphur carrier, which is used to carry molten sulphur from Louisiana and/or
  Texas to a processing plant on the Florida Gulf Coast;

  (vii) two international flag float-on/float-off special
  purpose   vessels,  which,  together  with  26  special
  purpose    barges,   are   used   to   provide    ocean
  transportation   of   supplies   for   the   Indonesian
  operations of a major copper and gold mining company;

  (viii)  and  one  U.S.  flag  conveyor-equipped   self-
  unloading   coal  carrier  which,  under  a   long-term
  charter, carries coal in the coastwise and near-sea trade.

      The Company also operates 14 inland waterway towboats and 111 super-jumbo river barges that transport coal from Indiana to Florida for an electric utility via shoreside unloading facilities owned and operated by the Company.

      Through its principal operating subsidiaries, Central Gulf Lines, Inc. ("Central Gulf"), LCI Shipholdings, Inc. ("LCI"), Forest Lines Inc. ("Forest Lines") and Waterman Steamship Corporation ("Waterman"), the Company engages primarily in five types of services:

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

<PAGE 4>
  (iii) time charters to transport Toyota and Honda automobiles from Japan to the United States and Hyundai automobiles from Korea primarily to the United States and Europe;

  (iv) a contract with a major copper and gold mining company to provide ocean transportation of its supplies for its mining operations in Indonesia and;

  (v)   domestic   transportation   services,   primarily
  involving its coal and sulphur contracts and its ownership of an inter-modal transfer and warehouse facility in Memphis, Tennessee.

     The Company currently has time charters or contracts to carry cargoes for commercial customers that include International Paper Company, Freeport-McMoRan Resource Partners, P. T. Freeport Indonesia Company, The Goodyear Tire and Rubber Company, Toyota Motor Corporation, Honda Motor Co., Ltd., Hyundai Motor Company and New England Power Co. The Company operates eight vessels for the MSC under charters or contracts that typically contain options permitting MSC to extend the charter or contract on similar terms and conditions for one or more extension periods. In most cases, the MSC has exercised its renewal options on the Company's charters or contracts, and the Company generally has been successful in winning charter or contract renewals when they are rebid.

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


HISTORY

      Central Gulf was founded in 1947 by the late Niels F. Johnsen and his sons, Niels W. Johnsen, the Company's current Chairman, and Erik F. Johnsen, its current President. Central Gulf was privately held until 1971 when it was acquired by Trans Union Corporation. In 1978, the Company was formed to act as a holding company for Central Gulf, LCI and other affiliated companies in connection with the 1979 spin-off by Trans Union of the Company's common stock to Trans Union's stockholders. In 1986, the Company acquired the assets of Forest Lines, and, in 1989, the Company acquired the stock of Waterman. Since its spin-off from Trans Union, the Company has continued to act solely as a holding company, and its only significant assets consist of the capital stock of its subsidiaries.

<PAGE 5>
LINER SERVICES/CONTRACTS OF AFFREIGHTMENT

      INTERNATIONAL FLAG. Under the name "Forest Lines", the Company operates two international flag LASH vessels and a self-propelled, semi-submersible feeder vessel on a scheduled liner service. Forest Lines normally makes 11 round trip sailings per LASH vessel per year between U. S. Gulf and East coast ports and ports in northern Europe. Approximately one-half of the aggregate eastbound cargo space is reserved for International Paper Company under a long-term contract of affreightment. The remaining space is provided on a voyage affreightment basis to commercial shippers. Historically, approximately 20% has been used by other paper manufacturers. The remaining 30% has been used by various commercial shippers to carry general cargo. Since 1969, when the LASH liner service commenced operation, the vessels generally have been fully utilized on their eastbound voyages.

     The Company has had ocean transportation contracts with International Paper since 1969 when the Company had two LASH ships built to accommodate International Paper's trade. The Company's contract of affreightment with International Paper is for the carriage of wood pulp, liner board and other forest products, the characteristics of which are well suited for transportation by LASH vessels. The LASH system minimizes damage to such cargo by reducing the number of times that the cargo is handled. In addition, the LASH system permits the Company to load and unload these products at the shipper's and the receiver's facilities, which are generally located on river systems that container and breakbulk vessels do not serve. The Company's current contract with International Paper is for a ten-year term ending in 2002.

      Over the years, the Company has established a base of commercial shippers to which it provides space on the westbound Forest Lines service. The principal cargoes carried westbound are high-grade paper products, aluminum slabs, steel products and other general cargo. Over the last five years, the westbound utilization rate for these vessels averaged approximately 88% per year.

      U.  S.  FLAG.    Waterman is a party to  an  operating
differential  subsidy  agreement with  the  U.  S.  Maritime
Administration, an agency of the Department of Transportation ("MarAd"), that permits the Company to operate U. S. flag vessels on designated international trade routes and receive subsidy payments from the United States government approximating the excess of certain vessel expenses, primarily wages, over comparable costs of the Company's principal foreign flag competitors on the same trade routes. Under the subsidy agreement, the Company operates a scheduled liner service that makes approximately 16 round trip voyages per year (four per vessel) between U.
S. Gulf and Atlantic ports and ports in the Red Sea, Persian Gulf and Indian Ocean (Trade Route No. 18) and ports in Indonesia, Malaysia and Singapore (Trade Route No. 17). The subsidy agreement also permits the Company to make up to 18 calls per year at Egyptian ports on the Mediterranean and up to 12 calls per year to south and east African ports. The Company also operates FLASH vessels as feeder
<PAGE 6>
vessels  in
this  service  in  southeast Asia.   In  1995,  the  Company
received approximately $22.7 million under its subsidy agreement. The Company's subsidy agreement with MarAd expires on December 31, 1996, and it is unlikely that it will be renewed in its current form, if at all. See "Item
1. Business - Regulation" for a discussion of the subsidy program.

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

      On the westbound portion of this service, the Company provides a significant portion of its cargo space to Goodyear for the transportation of natural rubber under a contract of affreightment expiring in December 1996. Space is also provided on a voyage-to-voyage basis to other importers of natural rubber, including Uniroyal Goodrich Tire Co., Bridgestone/Firestone, Inc. and certain members of the Rubber Trade Association. The Company has had a continuing relationship with such companies and the Association since the early 1970s. The Company's LASH barges are ideally suited for large shipments of natural rubber because damage to rubber due to compression is minimal as compared to the damage that can occur when shipments are made in traditional breakbulk vessels. As a result, Waterman is the largest U.S. flag carrier of natural rubber from southeast Asia to the United States. The remaining westbound cargo generally consists of coffee, jute, guar, piece goods and other general cargo. Over the last five years, these vessels generally have been fully utilized on their westbound voyages.


MILITARY SEALIFT COMMAND

      GENERAL. The Company has had contracts with the MSC (or its predecessor) almost continuously for several decades. At the present time, the Company's subsidiaries have eight vessels under contract to the MSC. These vessels are employed in the MSC's prepositioning programs, which strategically place military cargo throughout the world, or are chartered to the MSC to service long-term scientific operations. The Company believes that the demand for military prepositioning vessels will at least remain steady during the near term, notwithstanding planned reductions in overall military spending, because these vessels are vital to the military's ability to respond quickly to international incidents throughout the world without incurring the significant costs of operating foreign bases, some of which also may not be available because of changing political situations.
<PAGE 7>
       MSC charters and contracts are awarded through competitive bidding, for fixed terms with options allowing the MSC to extend the charters or contracts for additional periods. In most cases, the MSC has always exercised its extension options, and the Company generally has been successful in winning renewals when the charters and contracts are rebid. All charters and contracts require the MSC to pay certain voyage costs, including fuel, port and stevedoring expenses, and certain charters and contracts include cost escalation features covering certain of the expenses paid by the Company.

      LASH VESSELS. The Company charters four U. S. flag LASH vessels to the MSC under time charters. One of these charters expires in July 1996, and provides the MSC with an option to renew the contract for two additional 17-month periods. The other three charters expire in April 1996, May 1996, and March 1997, respectively. After these charters expire, it is anticipated that the MSC will invite rebidding for these contracts. The Company has generally been successful in winning renewals when contracts are rebid. In the event MSC does not invite rebids, or the Company is unsuccessful in winning renewals, these vessels will most likely be placed in commercial service. The fourth charter expires in July 1996, and provides the MSC with an option to renew the contract for two additional 17-month periods. These vessels are in the MSC's prepositioning force stationed in the Indian Ocean area.

      ICE-STRENGTHENED MULTI-PURPOSE VESSELS. The Company owns and operates the only two U.S. flag ice-strengthened multi-purpose vessels. These vessels are capable of transporting containerized and breakbulk cargo. One of the vessels is being operated under a charter with the MSC that will expire in August 1996 and may be extended for an additional 17-month period at the option of the MSC. The vessel is being used by the MSC to resupply Pacific rim military bases and to supply scientific projects in the Arctic and Antarctic. The other vessel was operated under a charter with MSC until that charter expired in late 1995. The MSC did not exercise its option to renew the charter for an additional 17-month period, and the vessel is now being operated in the open market on a cargo offered basis.

       ROLL-ON/ROLL-OFF VESSELS.   In  1983,  Waterman  was
awarded a contract to operate three U. S. flag roll-on/roll-off vessels under time charters to the MSC for use by the United States Navy in its maritime prepositioning ship ("MPS") program. These vessels represent three of the four MPS vessels currently in the MSC's Atlantic fleet, which provides support for the U. S. Marine Corps. These ships are designed primarily to carry rolling stock and containers, and can each carry support equipment for 17,000 military personnel. Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract, but retained the right to operate the vessels under operating agreements. The MSC time charters commenced in late 1984 and early 1985 for initial five-year periods and were renewable at the MSC's option for additional five-year periods up to a maximum of twenty-five years. In 1993, the Company reached an agreement with MSC to make certain reductions in future charter hire payments in consideration of fixing the period of these charters for the full twenty-five years. The
<PAGE 8>
charters will now terminate in  the  years
2009 and 2010. The operating agreements are for corresponding periods and are renewed as the charters are renewed.

      SEMI-SUBMERSIBLE BARGE. In late 1989, the Company acquired and commenced operation of a U. S. flag semi-submersible barge, the Caps Express. The Caps Express was initially deployed under a charter to the MSC and was used extensively in Operation Desert Shield/Desert Storm. The charter expired in April 1991, and the MSC did not exercise its renewal option. Since that time, the Caps Express has been operated in the commercial market.


PURE CAR CARRIERS

      U. S. FLAG. In 1986, the Company entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States. To service these charters, the Company had constructed two U. S. flag pure car carriers specially designed to carry 4,000 and 4,660 automobiles, respectively. Both vessels were built in Japan, but are registered under the U.S. flag, making them two of only four U.S. flag pure car carriers in the Japanese trade. To be competitive with foreign flag vessels operated by foreign crews, the Company worked in close cooperation with the unions representing the Company's U.S. citizen shipboard personnel. Service under these charters commenced in the fourth quarter of 1987. These charters have since been renewed for additional multi-year terms.

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


BULK CARRIER

      In 1990, the Company acquired a 148,000 dwt cape size dry bulk carrier. The vessel has since been fully employed under various charters in specific trading areas where bulk cargoes move on a regular basis.

<PAGE 9>
FLOAT-ON/FLOAT-OFF SPECIAL PURPOSE VESSELS

      During 1994, the Company entered into a long-term contract to provide ocean transportation services to a major mining company producing copper concentrates at its mine in West Irian Jaya, Indonesia. The Company acquired two semi-submersible barge carrying vessels and had 26 cargo barges constructed by shipyards in the Orient to be used with the aforementioned vessels. The Company also charters a small container vessel in order to fulfill the requirements of the contract, which commenced in late 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


DOMESTIC WATER TRANSPORTATION SERVICES

      COAL. In 1981, the Company entered into a 22-year contract expiring in 2004 with a Florida based rural electric generation and transmission cooperative for the transportation of coal from Mt. Vernon, Indiana to Gulf County, Florida. Under this contract, which was awarded pursuant to competitive bidding, the Company is annually guaranteed a minimum of 2.7 million tons of coal to be transported by inland waterways through its operation of 14 chartered towboats, 108 chartered super-jumbo river barges and three such barges that it owns. Under this contract, the Company typically has transported three million tons of coal per year. To protect both parties against cost variations, the contract contains escalation and de-escalation clauses designed to adjust the contract price for fluctuations in fuel costs, wages and other operating expenses. The Company is also responsible for unloading the barges at the discharge point in Gulf County, Florida and transferring the coal into railcars. To facilitate this process, the Company owns and operates an automated terminal facility. The terminal can be operated by relatively few employees and is capable of loading and unloading three times the amount of coal currently transported through the facility under the contract.

      In late 1995, the Company purchased an existing U.S. flag self-unloading Coal Carrier which it concurrently chartered to a New England based electric utility company under a 15-year contract to carry coal in the coastwise and near-sea trade. The ship will also be used, from time to time during this charter period, to carry coal and other bulk commodities for account of other major charterers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     MOLTEN SULPHUR. In 1994, the Company entered into a 15-year transportation contract with an affiliate of a major sulphur producer for which it had built a 24,000 deadweight ton molten sulphur carrier that carries molten sulphur from Louisiana and/or Texas to a fertilizer plant on the Florida Gulf Coast. Under the terms of this contract, the Company is guaranteed the transportation of a minimum of 1.8 million tons of
<PAGE 10>
sulphur  per year.  The contract  also  gives  the
charterer  three  five-year  renewal  options.   The  vessel
delivered and began service during late 1994.

      LITCO FACILITY. During 1991, the Company entered into an agreement with Cooper/T. Smith Stevedoring pursuant to which the Company acquired a 50% interest in a newly constructed, all weather rapid cargo transfer facility at the river port of Memphis, Tennessee for handling LASH barges transported by subsidiaries of the Company in its
LASH liner services. The terminal began operation in May 1992 and provides 287,500 square feet of enclosed warehouse and loading/discharging stations for LASH barge, rail, truck and heavy-lift operations. In June 1993, the Company purchased the other 50% interest for $1.9 million from Cooper/T. Smith Stevedoring, which will continue to manage the facility under a management agreement with the Company.


INVESTMENTS IN SPECIALIZED VESSELS

     LIQUID PETROLEUM GAS. In 1985, the Company purchased a one-third interest in A/S Havtor, a Norwegian company that owned interests in and chartered-out on a long-term basis vessels specializing in the transportation of liquid petroleum gas and various chemical products. In 1985, the Company also purchased a 14.2% interest in A/S Havtor Management, a Norwegian ship management company affiliated with A/S Havtor.
      During the first quarter of 1993, the Company sold an 18.5% interest in A/S Havtor thereby reducing its interest to approximately 14.8%.
     In 1994, A/S Havtor, certain associated companies and a portion of A/S Havtor Management were merged into Havtor AS, a publicly held company listed on the Oslo Stock Exchange. After this merger, the Company's interest in Havtor AS was approximately 12.6%, including both direct and indirect holdings. Havtor AS operates mainly a fleet of about 25 liquified petroleum gas carriers, 7 dry bulk carriers and was also joint owner with the Company in two PROBO vessels.
      During the first half of 1995, A/S Havtor Management and the gas carrier activities of Kvaerner, an unrelated Norwegian company, merged into Havtor AS. In addition, Havtor AS agreed to acquire other vessels and vessel interests, including the 50% interest held by the Company in two PROBO vessels and a 10% interest held in a Liquified Petroleum Gas carrier. Subsequent to this merger, the Company's interest in Havtor AS approximated 6.4%.
       During the second quarter of 1995, the Company purchased the Norwegian interest A/S Havfond which held a promissory note collateralized by shares of Havtor AS. After this acquisition, the Company's interest in Havtor AS approximated 7.7%.
     In November 1995, the Company sold its 7.7% interest in Havtor AS for cash of approximately $48 million. The sale resulted in a before tax gain of approximately $17 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Income and Expense".

<PAGE 11>
ANCILLARY SERVICES

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


MARKETING

      The  Company maintains marketing staffs in Washington,
D. C., New York, New Orleans, Houston, Chicago, Baltimore, Oakland, Rotterdam and Singapore and maintains a network of marketing agents in major cities around the world who market the Company's liner, charter and contract services. The Company markets its Trans-Atlantic LASH liner service under the trade name "Forest Lines", and its LASH liner service between the U. S. Gulf and Atlantic coast ports and South Asia ports under the Waterman house flag. The Company advertises its service in trade publications in the United States and abroad.


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

      The Company maintains hull and machinery insurance policies on each of its vessels in amounts related to the value of each vessel. This insurance coverage, which includes increased value, freight and time charter hire, is maintained with a syndicate of hull underwriters from the United States, British, French and Scandinavian insurance markets. The Company maintains war risk insurance on each of the Company's vessels in an amount equal to each vessel's total insured hull value. War risk insurance is placed through U.S., British, French and Scandinavian insurance markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the applicable P&I club.
<PAGE 12>
      The Company also maintains loss of hire insurance with U.S., British, French and Scandinavian markets to cover its loss of revenue in the event that a vessel is unable to operate for a certain period of time due to loss or damage arising from the perils covered by the hull and machinery policy.

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

      Insurance premiums for the coverage described above vary from year to year depending upon the Company's loss record and market conditions. In order to reduce premiums, the Company maintains certain deductible and co-insurance provisions that it believes are prudent and generally consistent with those maintained by other shipping companies and in recent years has increased the self-retention portion under its insurance program.


REGULATION

      The Company's operations between the United States and foreign countries are subject to the Shipping Act of 1916 (the "Shipping Act"), which is administered by the Federal Maritime Commission, and certain provisions of the Federal Water Pollution Control Act, the Oil Pollution Act of 1990 and the Comprehensive Environmental Response Compensation and Liability Act, all of which are administered by the U.
S. Coast Guard, and certain other international, federal, state and local laws and regulations, including international conventions and laws and regulations of the flag nations of its vessels. Pursuant to the requirements of the Shipping Act, the Company has on file with the Federal Maritime Commission tariffs reflecting the outbound and inbound rates currently charged by the Company to transport cargo between the United States and foreign countries as a common carrier. These tariffs are filed by the Company either individually or in connection with its participation as a member of rate or conference agreements, which are agreements that (upon becoming effective following filing with the Federal Maritime Commission) permit the members to agree concertedly upon rates and practices relating to the carriage of goods in U. S. and foreign ocean commerce. Tariffs filed by a company unilaterally or collectively under rate or conference agreements are subject to Federal Maritime Commission approval. Once a rate or conference agreement is filed, rates may be changed in response to market conditions on 30 days' notice, with respect to a rate increase, and one day's notice, with respect to a rate decrease.

      The Merchant Marine Act of 1936, as amended (the "Merchant Marine Act"), authorizes the Federal government to pay an operating differential subsidy to U. S. flag
<PAGE 13>
vessels
employed in the foreign trade of the United States. Under the subsidy program, MarAd is authorized to pay qualified U.S. flag operators (i) the differential between U. S. and foreign crew wage costs and (ii) the differential between U.S. and foreign costs of protection and indemnity insurance, hull and machinery insurance, and maintenance and repairs not compensated by insurance, so that U.S. ships can compete on an equal footing with their lower-cost foreign competitors. To qualify for the subsidy, vessels must be built in the United States, documented under the U.S. flag and be at least 75% owned by U.S. citizens. Under subsidy contracts, which are typically 20 years in length, operators provide service on "essential trade routes" as determined by MarAd. The typical subsidized operator is required to employ its vessels between a stated minimum and maximum number of sailings each year. Currently, four liner operators, including Waterman, and 13 bulk carrier operators hold subsidy contracts for a total of 47 liner and 28 bulk ships. Total U.S. governmental subsidy appropriations for the fiscal year ended September 30, 1995, were $214.4 million, and $163.6 million has been appropriated for the fiscal year ending September 30, 1996. Approximately 85% of the aggregate subsidy is paid to offset crew wage differentials.

      Since 1981, the Federal government has entered into no new subsidy contracts. In 1991, the Bush administration announced that current contracts would be honored, but no new subsidy contracts would be entered into as the old contracts expire. The Clinton administration has continued this policy. Waterman's subsidy contract expires on December 31, 1996, and all other subsidy agreements with U.S. flag liner operators expire by December 31, 1998. This year, the Clinton administration proposed legislation that would implement a new subsidy program, the Maritime Security Program. If enacted, this program would authorize funding for approximately 50 U.S. flag ships for up to ten years. Legislation to authorize the Maritime Security Program has passed the U.S. House of Representatives and is pending in the U.S. Senate. Funding for the first year of this program is likewise pending in Congress. Both Waterman and Central Gulf would intend to apply for participation in this new program. There can be no assurance that the Maritime Security Program will be adopted and funded by Congress, that if adopted it will be signed by the President, or that if enacted into law, it will provide funding to all or some of the Waterman and Central Gulf vessels. Therefore, it is possible that the existing program will be terminated, that no replacement program will be enacted, or that a replacement program will provide substantially less funding than the current program. Alternative steps are under consideration so as to continue the Company's competitive position.

      Seven of the Company's U.S. flag LASH vessels were constructed with the aid of construction differential subsidies and Title XI loan guarantees administered by MarAd, the receipt of which obligates the Company to comply with various dividend and other financial restrictions. Vessels constructed with the aid of construction differential subsidies may not be operated in domestic coastwise trade or domestic trade with Hawaii, Puerto Rico or Alaska without the permission of MarAd and without repayment of the construction differential subsidy under a formula established by law. Recipients of Title XI loan guarantees must pay an annual fee of up to 1% of the loan amount.
<PAGE 14>
      Under the Merchant Marine Act, U.S. flag vessels are subject to requisition or charter by the United States whenever the President declares that the national security requires such action. The owners of any such vessels must receive just compensation as provided in the Merchant Marine Act, but there is no assurance that lost profits, if any, will be fully recovered. In addition, during any extension period under each MSC charter or contract, the MSC has the right to terminate the charter or contract on 30 days' notice. However, the MSC has never exercised such termination right with respect to the Company.

      Certain of the Company's operations, including its subsidized U.S. flag LASH liner service and its carriage of U.S. foreign aid cargoes, as well as the Company's coal and molten sulphur transportation contracts and its Title XI financing arrangements, require the Company to be as much as 75% owned by U.S. citizens. The Company monitors its stock ownership to verify its continuing compliance with these requirements and has never had more than 1% of its common stock held of record by non-U.S. citizens. The Company's charter and stock transfer procedures do not prohibit the acquisition of its common stock by non-U.S. citizens, although the Board of Directors has proposed an amendment to the charter to do so, and that amendment will be voted on by the Company's stockholders at the Company's annual meeting to be held in April 1996. See the information contained under the caption "Proposed Amendment to Certificate of Incorporation" on pages 11, 12, 13 and 14 of the Company's "Definitive Proxy Statement" dated March 12, 1996, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, which information is incorporated herein by reference.

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


COMPETITION

      The shipping industry is intensely competitive and is influenced by events largely outside the control of shipping companies. Varying economic factors can cause wide swings in freight rates and sudden shifts in traffic patterns. Vessel redeployments and new vessel construction can lead to an overcapacity of vessels offering the same service or operating in the same market. Changes in the political or regulatory environment can also create competition that is not necessarily based on normal considerations of profit and loss. The Company's strategy is to reduce competitive pressures and the effects of cyclical market conditions by operating specialized vessels in identifiable market segments and deploying a substantial number of its vessels
<PAGE 15>
under medium- to long-term charters or contracts and on trade routes where it has established market shares. The Company also seeks to compete effectively in the traditional areas of price, reliability and timeliness of service.

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


EMPLOYEES

       The Company employs approximately 431 shipboard personnel and 331 shoreside personnel. The Company considers relations with its employees to be excellent.
<PAGE 16>
      All of the Company's U.S. shipboard personnel and certain shoreside personnel are covered by collective bargaining agreements. Central Gulf, Waterman and other U.S. shipping companies are subject to collective bargaining agreements for shipboard personnel in which the shipping companies servicing U.S. Gulf and East coast ports also must make contributions to pension plans for dockside workers. The Employee Retirement Income Security Act of 1974, as amended, provides for liabilities for withdrawal from a multi-employer pension plan if an employer reduces its operations below a minimum level. It is possible that the failure or withdrawal of any shipping company employer may cause other employers (such as the Company) to increase their plan contributions or result in additional potential liability. The Company has experienced no strikes or other significant labor problems during the last ten years.


ITEM 2.  PROPERTIES

       Vessels. Of the 29 ocean-going vessels in the Company's fleet, 26 are owned by the Company and three are operated under operating contracts. Of the approximately 1,650 LASH barges operated in conjunction with the Company's LASH and FLASH vessels, the Company owns approximately 1,330 barges and leases 320 barges under leases with 12-year terms expiring in late 2003 and early 2004. The Company also owns approximately 78 additional LASH barges, which are not required for current vessel operations. All of the Company's barges are registered under the U.S. flag. The Company time charters-in 108 super-jumbo river barges (and owns three such barges) and 14 towboats specially built to meet the requirements of the Company's coal transportation contract. The Company also owns 18 standard river barges chartered to unaffiliated companies on a short-term basis and one towboat currently operated on the spot market. Until May 1993, the 18 river barges were bareboat chartered-in from affiliates of the Company. Upon the expiration of these bareboat charters, the Company purchased the barges from these affiliates for $1.6 million in the aggregate.

      Except for the approximately 78 LASH barges that are not required for the Company's operations, all of the vessels owned, operated or leased by the Company are in good condition. Since 1988, the Company has completed life extension work on six LASH vessels, completed the refurbishment of approximately 1,300 related barges and acquired 167 LASH barges. Management believes that the useful lives of these vessels have been extended by this work through at least 2003. Under governmental regulations, insurance policies and certain of the Company's financing agreements and charters, the Company is required to maintain its vessels in accordance with standards of seaworthiness, safety and health prescribed by governmental regulations or promulgated by certain vessel classification societies. Vessels in the fleet are maintained in accordance with governmental regulations and the highest classification standards of the American Bureau of Shipping or, for certain vessels registered overseas, of Norwegian Veritas or Lloyds Register classification societies.
<PAGE 17>
      Certain of the vessels and barges owned by the Company's subsidiaries are mortgaged to various lenders to secure such subsidiaries' long-term debt. See Note B of the Notes to the Company's Consolidated Financial Statements included elsewhere herein.

      Other Properties. The Company leases its corporate headquarters in New Orleans, its administrative and sales office in New York and office space in Houston, Chicago, Oakland and Washington, D. C. The Company also leases space in St. Charles and Orleans Parishes, Louisiana for the fleeting of barges. Additionally, the Company leases a terminal in Memphis, Tennessee that is a totally enclosed multi-modal cargo transfer facility. In 1995, the aggregate annual rental payments under these operating leases were approximately $2.4 million.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                            None
<PAGE 18>

ITEM 4a.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Set forth below is information concerning the directors and executive officers of the Company. Directors are elected by the shareholders for one year terms. Executive officers serve at the pleasure of the Board of Directors.


    Name                Current  Position
    Niels  W. Johnsen         Chairman and Chief Executive Officer
    Erik F. Johnsen           President,Chief Operating Officer and Director
    Harold  S.  Grehan,  Jr.  Vice  President  and Director
    Niels M. Johnsen          Vice President and Director
    Erik  L.  Johnsen         Vice  President  and Director
    Gary  L.  Ferguson        Vice President  and  Chief Financial Officer
    David B. Drake            Treasurer
    Laurance Eustis           Director
    Raymond V. O'Brien, Jr.   Director
    Edwin Lupberger           Director
    Edward K. Trowbridge      Director

      Niels W. Johnsen, 73, has been the Chairman and Chief Executive Officer of the Company since its commencement of operations in 1979 and is also Chairman and Chief Executive Officer of each of the Company's principal subsidiaries. He previously served as Chairman of Trans Union Corporation's ocean shipping group of companies from December 1971 through May 1979. He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971. He is also a director and trustee of Atlantic Mutual Companies, an insurance company and a director of Reserve Fund, Inc., a money market fund.

      Erik F. Johnsen, 70, has been the President, Chief Operating Officer and Director of the Company since its commencement of operations in 1979 and is also the President and Chief Operating Officer of each of the Company's principal subsidiaries except Waterman for which he serves as Chairman of the Executive Committee. Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and has served as its President since 1966. Mr. Johnsen is also a director of First Commerce Corporation, a bank holding company.

      Harold S. Grehan, Jr., 68, is Vice President of the Company. He joined Central Gulf in 1958 and became Vice
President in 1959, Senior Vice President in 1973 and Executive Vice President and Director in 1979. He participated in the development of the Company's LASH program and has direct responsibility for conventional and LASH vessel traffic movements.
<PAGE 19>
     Niels M. Johnsen, 50, is Vice President of the Company. Mr. Johnsen has served as a director of the Company since April 1988. He joined Central Gulf on a full time basis in 1970 and held various positions with the Company before being named Vice President in 1986. He is also President of Waterman Steamship Corporation and N. W. Johnsen & Co., Inc., subsidiaries of the Company engaged in LASH liner service and ship and cargo charter brokerage, respectively. He is the son of Niels W. Johnsen.

      Erik L. Johnsen, 38, is Vice President of the Company. He joined Central Gulf in 1979 and held various positions with the Company before being named Vice President in 1987. He is responsible for all operations of the Company's vessel fleet and leads the Company's Ship Management Group. He is also President of Sulphur Carriers, Inc., a wholly-owned subsidiary of the Company. He is the son of Erik F. Johnsen.

      Gary L. Ferguson, 55, is Vice President and Chief Financial Officer of the Company. He joined Central Gulf in 1968 where he held various positions with the Company prior to being named Controller in 1977, and Vice President and Chief Financial Officer in 1989.

      David  B. Drake, 40, is Treasurer of the Company.   He
joined Central Gulf in 1979 and held various positions prior to being named Treasurer in 1995.

      Laurance Eustis, 82, has served as a director of the Company since 1979. He is the Chairman of the Board of Eustis Insurance, Inc., mortgage banking and general insurance, located in New Orleans, Louisiana. Mr. Eustis is also a director of First Commerce Corporation, a bank holding company, and Pan American Life Insurance Company.

      Raymond V. O'Brien, Jr., 68, has served as a director of the Company since 1979. He is also a director of Emigrant Savings Bank. He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January 1978 through December 1992.

      Edwin Lupberger, 59, has served as a director of the Company since April 1988. Mr. Lupberger is the Chairman of the Board, Chief Executive Officer and Director of Entergy Corporation and its wholly-owned subsidiaries. He also is a director of First Commerce Corporation, a bank holding company.

      Edward K. Trowbridge, 67, has served as a director of the Company since April 1994. He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual
Companies from July 1988 through November 1993.
<PAGE 20>
                          PART  II

ITEM  5.    MARKET  FOR THE REGISTRANT'S  COMMON  STOCK  AND
RELATED SECURITY HOLDER MATTERS.

     The information called for by Item 5 is included in the 1995 Annual Report to Shareholders in the section entitled "Common Stock Prices and Dividends for Each Quarterly Period of 1994 and 1995" and is incorporated herein by reference to page 23 of Exhibit 13 filed with this 10-K.


ITEM 6.   SELECTED FINANCIAL DATA

     The information called for by Item 6 is included in the 1995 Annual Report to Shareholders in the section entitled "Summary of Selected Consolidated Financial Data" and is
incorporated  herein by reference to page 1  of  Exhibit  13 filed with this 10-K.


ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The information called for by Item 7 is included in the 1995 Annual Report to Shareholders in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference to pages 7 through 9 of Exhibit 13 filed with this 10-K.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated balance sheets as of December 31, 1995, and December 31, 1994, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1995 are included in the 1995 Annual Report to the Shareholders and are incorporated herein by reference to pages 10 through 14 of Exhibit 13 filed with this 10-K. Such statements have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report included in such Annual Report and incorporated herein by reference to page 24 of Exhibit 13 filed with this 10-K.


ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

                            None
<PAGE 21>
                         PART   III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information called for by Item 10 is incorporated herein by reference to Item 4a, Executive Officers and Directors of the Registrant.


ITEM 11.  EXECUTIVE COMPENSATION

      The information called for by Item 11 is included on pages 7, 8 and 9 of the Company's definitive proxy statement dated March 12, 1996, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.


ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
AND MANAGEMENT

      The information called for by Item 12 is included on pages 2, 3, 4 and 5 of the Company's definitive proxy statement dated March 12, 1996, filed pursuant to Section
14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is included on pages 2, 3, 4, 5 and 9 of the Company's definitive proxy statement dated March 12, 1996, filed pursuant to Section
14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

<PAGE 22>
                          PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

      The following financial statements, schedules and exhibits are filed as part of this report:
     (a)  1.   FINANCIAL STATEMENTS
          The following financial statements and related notes are included in the Company's 1995 Annual Report to Shareholders and are incorporated herein by reference to pages 10 through 24 of Exhibit 13 filed with this 10-K.

            Consolidated  Balance  Sheets  at  December  31,
            1995 and 1994

            Consolidated Statements of Income for the years ended December 31, 1995, 1994, and 1993

            Consolidated    Statements   of    Changes    in
            Stockholders'  Investment for  the  years  ended
            December 31, 1995, 1994 and 1993

            Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

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

           (4) Specimen of Common Stock Certificate (filed as an exhibit to the Company's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980 and incorporated herein by reference)
<PAGE 23>
           (4.1) Form of Indenture between the Company and the Bank of New York, as Trustee, with respect to 9% Senior Notes due July 1, 2003 (filed as Exhibit 4(c) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No. 33-62168) and incorporated herein by reference).

           (4.2)     Form of 9% Senior Note due July 1, 2003
                     (included  in Exhibit (4.1) hereto  and
                     incorporated herein by reference).

           (11) Statement regarding Computation of Earnings per Share
           (13)  1995 Annual Report to Shareholders

           (21)  Subsidiaries  of International  Shipholding
                 Corporation

(b) The Company filed a form 8-K Current Report dated November 16, 1995, which reported under Item 5 the sale of their interest of approximately 8% in Havtor AS, a publicly listed company on the Oslo Stock Exchange. No
financial statements     were filed with the Report.

(c)   The  Index  of  Exhibits  and  required  Exhibits  are
included following the   signatures beginning at page 26  of
this Report.

<PAGE 24>
                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  INTERNATIONAL   SHIPHOLDING    CORPORATION
                                 (Registrant)


                      /S/Gary L. Ferguson
March 25, 1996      By   ______________________________
                         Gary L. Ferguson
                         Vice President and Chief Financial
                         Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               INTERNATIONAL SHIPHOLDING CORPORATION
                            (Registrant)


                      /S/Niels W. Johnsen
March 25, 1996      By   ____________________________
                         Niels W. Johnsen
                         Chairman of the Board, Director and
                         Chief Executive Officer


                      /S/Erik F. Johnsen
March 25, 1996      By   _____________________________
                         Erik F. Johnsen
                         President and Director



                      /S/Harold S. Grehan, Jr.
March 25, 1996      By   _____________________________
                         Harold S. Grehan, Jr.
                         Vice President and Director

<PAGE 25>
                      /S/Niels M. Johnsen
March 25, 1996      By   _____________________________
                         Niels M. Johnsen
                         Vice President and Director


                      /S/Erik L. Johnsen
March 25, 1996      By   _____________________________
                         Erik L. Johnsen
                         Vice President and Director


                      /S/Gary L. Ferguson
March 25, 1996           __________________________
                         Gary L. Ferguson
                         Vice President and
                         Chief Financial Officer


                      /S/Laurance Eustis
March 25, 1996      By   __________________________
                         Laurance Eustis
                         Director


                      /S/Raymond V. O'Brien, Jr.
March 25, 1996      By   __________________________
                         Raymond V. O'Brien, Jr.


                      /S/Edwin Lupberger
March 25, 1996      By   __________________________
                         Edwin Lupberger
                         Director


                      /S/Edward K. Trowbridge
March 25, 1996      By   ____________________________
                         Edward K. Trowbridge
                         Director

<page 26>
                      /S/Deanie E. Jones
March 25, 1996      By   _____________________________
                         Deanie E. Jones
                         Chief Accounting Officer

<PAGE 27>
            INTERNATIONAL SHIPHOLDING CORPORATION

                       EXHIBIT  INDEX

                                                                       Page
  Exhibit                                                             Number
  -------                                                            -------
  (3)  Restated  Certificate of Incorporation,  as  amended, and as amended,  and By-Laws of the Registrant  (filed  with the
       Securities  and Exchange Commission as Exhibit  3  to the
       Registrant's Annual Report on Form 10-K for the  year ended
       December   31,  1987  and  incorporated   herein   by reference)    --

  (4) Specimen of Common Stock certificate (filed as an exhibit to the Company's Form 8-A filed with the Securities and Exchange
       Commission on April 25, 1980 and incorporated  herein by reference) --

  (4.1)Form  of  Indenture between the Company and the  Bank of New
       York,  as  Trustee, with respect to 9%  Senior  Notes due July 1,
       2003  (filed as Exhibit 4(c) to Amendment  No.  1  to the Company's
       Registration Statement on Form S-2 (Registration  No.33-62168)
       and incorporated herein by reference).                              --

  (4.2)Form of 9% Senior Note due July 1, 2003 (included  in Exhibit (4.1)
       hereto and incorporated herein by reference.                        --

  (11) Statement Regarding Computation of Earnings Per Share               --

  (13) 1995 Annual Report to Shareholders                                  --

  (22) Subsidiaries of International Shipholding Corporation               --