Form 10-Q
period 1996-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 1996-05-13
CIK 278041

<PAGE 1>

   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996


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

Common Stock $1 Par Value  6,682,887 shares (March 29, 1996)

<PAGE 2>

                     PART I -FINANCIAL INFORMATION

                INTERNATIONAL SHIPHOLDING CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in Thousands)
                            (Unaudited)

                                                   March 31,   December 31,
ASSETS                                               1996          1995
                                                 ------------  ------------
Current Assets:
    Cash and Cash Equivalents                    $     65,181   $   54,281
    Marketable Securities                               3,837        4,630
    Accounts Receivable, Net                           50,492       46,834
    Net Investment in Direct Financing Leases           2,082        2,104
    Other Current Assets                                1,169        3,521
    Material and Supplies Inventory, At Cost           10,577       10,545
                                                 ------------  -----------
Total Current Assets                                  133,338      121,915
                                                 ------------  -----------
Net Investment in Direct Financing Leases              23,970       24,482
                                                 ------------  -----------
Vessels, Property and Other Equipment, At Cost:
    Vessels and Barges                                648,266      634,905
    Other Marine Equipment                              7,570        7,570
    Terminal Facilities                                18,134       18,126
    Land                                                2,317        2,317
    Furniture and Equipment                            16,266       15,892
                                                 ------------  -----------
                                                      692,553      678,810
Less - Accumulated Depreciation                      (252,378)    (243,929)
                                                 ------------  -----------
                                                      440,175      434,881
                                                 ------------  -----------
Other Assets:
    Deferred Charges in Process of Amortization        25,311       26,952
    Acquired Contract Costs,
        Net of Accumulated Amortization                21,120       21,733
    Due from Related Parties                              499          535
    Other                                               7,443       17,082
                                                 ------------  -----------
                                                       54,373       66,302
                                                 ------------  -----------
                                                 $    651,856  $   647,580
                                                 ============  ===========

The accompanying notes are an integral part of these statements.

<PAGE 3>

             INTERNATIONAL SHIPHOLDING CORPORATION
             CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Dollars in Thousands)
                          (Unaudited)

                                                   March 31,   December 31,
                                                     1996          1995
LIABILITIES AND STOCKHOLDERS' INVESTMENT         ------------  ------------
Current Liabilities:
    Current Maturities of Long-Term Debt         $     41,214  $    40,785
    Current Maturities of Capital
        Lease Obligations                               1,981        1,469
    Accounts Payable and Accrued Liabilities           82,653       77,481
    Federal Income Tax Payable                            616        6,520
    Current Deferred Income Tax Liability                 482        1,283
    Current Liabilities to be Refinanced              (12,035)     (19,030)
                                                 ------------  -----------
Total Current Liabilities                             114,911      108,508
                                                 ------------  -----------
Current Liabilities to be Refinanced                  12,035       19,030
                                                 ------------  -----------
Billings in Excess of Income Earned
    and Expenses Incurred                               5,688        4,639
                                                 ------------  -----------
Long-Term Capital Lease Obligations,
    Less Current Maturities                            17,892       19,623
                                                 ------------  -----------
Long-Term Debt, Less Current Maturities               274,423      269,872
                                                 ------------  -----------
Reserves and Deferred Credits:
    Deferred Income Taxes                              38,862       38,668
    Claims and Other                                   19,993       20,979
                                                 ------------  -----------
                                                       58,855       59,647
                                                 ------------  -----------
Stockholders' Investment:
    Common Stock                                        6,756        6,756
    Additional Paid-in Capital                         54,450       54,450
    Retained Earnings                                 107,988      106,158
    Less - Treasury Stock                              (1,133)      (1,133)
    Unrealized Holding Gain on
         Marketable Securities                              3           30
    Unrealized Translation Loss                           (12)           -
                                                 ------------  -----------
                                                      168,052      166,261
                                                 ------------  -----------
                                                 $    651,856  $   647,580
                                                 ============  ===========

The accompanying notes are an integral part of these statements.

<PAGE 4>

                   INTERNATIONAL SHIPHOLDING CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in Thousands Except Per Share Data)
                              (Unaudited)
                                          Three Months Ended
                                               March 31,
                                           1996      1995
                                        ---------  ---------
Revenues                                $  89,490  $  77,908
Operating Differential Subsidy              5,745      5,394
                                        ---------  ---------
                                           95,235     83,302
                                        ---------  ---------
Operating Expenses:
    Voyage Expenses                        70,093     62,265
    Vessel and Barge Depreciation           7,995      6,067
                                        ---------  ---------
Gross Voyage Profit                        17,147     14,970
                                        ---------  ---------
Administrative and General Expenses         6,687      6,462
(Loss) Gain on Sale of Assets                  (3)         1
                                        ---------  ---------
    Operating Income                       10,457      8,509
                                        ---------  ---------
Interest:
    Interest Expense                        7,295      6,314
    Investment Income                        (426)      (776)
                                        ---------  ---------
                                            6,869      5,538
                                        ---------  ---------

Unconsolidated Entities
  (Net of Applicable Taxes):
    Equity in Net Income of
        Unconsolidated Entities                 -        226
                                        ---------  ---------
Income Before Provision for
  Income Taxes                              3,588      3,197
                                        ---------  ---------
Provision for Income Taxes:
    Current                                 1,882      1,805
    Deferred                                 (592)      (779)
    State                                      50         85
                                        ---------  ---------
                                            1,340      1,111
                                        ---------  ---------
Net Income                              $   2,248  $   2,086
                                        =========  =========
Earnings Per Common Share:
    Net Income                          $    0.34  $    0.31
                                        =========  =========

Weighted Average Shares
    of Common Stock Outstanding         6,682,887  6,682,887

The accompanying notes are an integral part of these statements.

<PAGE 5>

            INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                  (Dollars in Thousands)
                       (Unaudited)
                                                  Net
                        Additional                Unrealized  Unrealized
                Common  Paid-In Retained Treasury Holding     Translation
                Stock   Capital Earnings Stock    Gain/(Loss) Loss     Total
                -------------------------------------------------------------
Balance at
  December 31,
  1994          $ 5,405 $54,450 $87,757  ($1,133)   ($163)   $    - $146,316

Net Income for
  Year Ended
  December 31,
  1995                -       -  20,980        -        -         -   20,980

Cash Dividends        -       -  (1,228)       -        -         -   (1,228)

25% Stock
  Dividend        1,351       -  (1,351)       -        -         -        -

Unrealized
  Holding Gain
  on Marketable
  Securities,
  Net of
  Deferred Taxes      -       -       -        -      193         -      193
                 -----------------------------------------------------------
Balance at
  December 31,
  1995           $6,756 $54,450 $106,158 ($1,133)     $30    $    - $166,261

Net Income for
  Three Months
  Ended March 31,
  1996                -       -    2,248       -        -         -    2,248

Cash Dividends        -       -     (418)      -        -         -     (418)

Unrealized
  Holding Loss
  on Marketable
  Securities,
  Net of Deferred
  Taxes               -       -        -       -     (27)         -      (27)

Unrealized
  Translation
  Loss                -       -        -       -       -        (12)     (12)
                ------------------------------------------------------------
Balance at
  March 31,
  1996          $ 6,756 $54,450 $107,988 ($1,133)    $ 3      ($12) $168,052
                ============================================================

The accompanying notes are an integral part of these statements.

<PAGE 6>

             INTERNATIONAL SHIPHOLDING CORPORATION
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)
                         (Unaudited)
                                                Three Months Ended
                                                     March 31,
                                                 1996      1995
                                              ---------  ---------
Cash Flows from Operating Activities:
    Net Income                                $   2,248  $   2,086
    Adjustments to Reconcile
      Net Income to Net Cash Provided
      by Operating Activities:
         Depreciation                             8,519      6,450
         Amortization of Deferred
           Charges and Other Assets               4,495      4,321
         Provision for Deferred Income Taxes      1,360      1,026
         Equity in Unconsolidated Entities            -       (226)
         Loss (Gain) on Sale of Assets                3         (1)
         Unearned Income                          1,049      3,023
         Reserve for Claims and
           Other Deferred Credits                  (986)    (1,140)
      Changes in:
            Accounts Receivable                  (3,658)       (64)
            Net Investment in Direct
              Financing Leases                      534        551
            Other Assets                           (252)       296
            Inventories and Other
              Current Assets                      2,320        569
            Accounts Payable and
              Accrued Liabilities                 7,201     (3,817)
            Federal Income Taxes Payable         (7,718)      (341)
                                              ---------  ---------
Net Cash Provided by Operating Activities        15,115     12,733
                                              ---------  ---------
Cash Flows from Investing Activities:
    Purchase of Vessels and Other Property      (15,987)    (1,533)
    Additions to Deferred Charges                (1,002)    (3,793)
    Proceeds from Sale of Assets                      -         36
    Proceeds from Short-Term Investments            726          -
    Investment in and Advances to
      Unconsolidated Entities                         -        359
    Other Investing Activities                    9,919     (1,397)
                                              ---------  ---------
Net Cash Used by Investing Activities            (6,344)    (6,328)
                                              ---------  ---------
Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt and
      Capital Lease Obligations                  19,814     15,000
    Reduction of Debt and Capital
      Lease Obligations                         (16,053)   (15,974)
    Additions to Deferred Financing Charges      (1,214)      (115)
    Common Stock Dividends Paid                    (418)      (267)
                                              ---------  ---------
Net Cash Provided (Used) by
  Financing Activities                            2,129     (1,356)
                                              ---------  ---------

Net Increase in Cash and Cash Equivalents        10,900      5,049
Cash and Cash Equivalents at Beginning of
  Period                                         54,281     29,611
                                              ---------  ---------
Cash and Cash Equivalents at End of Period    $  65,181  $  34,660
                                              =========  =========

The accompanying notes are an integral part of these statements.

<PAGE 7>
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 1996
                         (Unaudited)

Note 1.  Basis of Preparation

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K of International Shipholding Corporation for the year ended December 31, 1995. Certain reclassifications have been made to prior period financial information in order to conform to current year presentations.
      Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1996. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.
      The foregoing 1996 interim results are not necessarily indicative of the results of the operations for the full year 1996.
     The Company's policy is to consolidate all subsidiaries in which it holds greater than 50% voting interest. All significant intercompany accounts and transactions have been eliminated.
      The Company uses the cost method to account for investments in entities in which it holds less than 20% voting interest and in which the Company cannot exercise significant influence over operating and financial activities. The Company uses the equity method to account for investments in entities in which it holds a 20% to 50% voting interest.

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

RESULTS OF OPERATIONS

      GROSS VOYAGE PROFIT. Gross voyage profit increased 14.5% to $17.1 million in the First Quarter of 1996 as compared to $15.0 million in the same period of 1995. Gross voyage profit was positively impacted by the commencement of operations of the ENERGY ENTERPRISE, a U. S. Flag Coal Carrier under contract to a major U. S. utility company, and two Special Purpose Vessels ("SPV") and related barges under contract to provide transportation services to a major mining company. Improved freight rates for the Company's LASH vessels employed in liner service between ports on the U.S. Gulf/U.S. Atlantic Coast and South Asia (Trade Routes 18 and 17) also favorably impacted gross voyage profit. Partially offsetting these increases were lower charter rates on the Company's cape-size bulk carrier, and the redelivery of one of the Company's vessels at the end of its Military Sealift Command contract in late 1995. This vessel is currently being operated in the Company's Trans-Atlantic liner service.

<PAGE 9>
      Vessel and barge depreciation for the First Quarter of 1996 increased to $8.0 million as compared to $6.1 million in the same period of 1995 due to the addition of the ENERGY ENTERPRISE and the two SPV's and related barges.
      OTHER INCOME AND EXPENSES. Administrative and general expenses increased slightly to $6.7 million in the First Quarter of 1996 as compared to $6.5 million in the same period of 1995. This increase was due primarily to the amortization of deferred costs related to information systems implemented in late 1995.
     Interest expense increased 15.5% to $7.3 million in the First Quarter of 1996 as compared to $6.3 million in the same period of 1995 primarily due to interest incurred on the financing of the ENERGY ENTERPRISE and the two SPV's and related barges. These increases were partially offset by reductions resulting from regularly scheduled payments on other outstanding debt.
      Investment income decreased from $776,000 in the First Quarter of 1995 to $426,000 in the First Quarter of 1996 reflecting a reduction in the balance of invested funds.
      The Company's 50% ownership interest in two PROBO vessels which produced the $226,000 of earnings from unconsolidated entities in First Quarter of 1995 was sold in late 1995.

      INCOME TAXES. The Company provided $1.3 million for federal income taxes in the First Quarter of 1996 at a statutory rate of 35% as compared to $1.1 for the same period of 1995 at the same rate. Income of unconsolidated entities is shown net of applicable taxes.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital increased from $13.4 million at December 31, 1995, to $18.4 million at March 31, 1996, after provision for current maturities of long-term debt of $41.2 million and capital lease obligations of $2.0 million. Cash and cash equivalents increased during the First Quarter of 1996 by $10.9 million to a total of $65.2 million.
      Positive cash flows were achieved from operating activities in the First Quarter of 1996 in the amount of $15.1 million. The major source of cash from operations was net income, adjusted for non-cash provisions such as depreciation and amortization.

<PAGE 10>
     Net cash used for investing activities amounted to $6.3 million during the First Quarter of 1996. Major capital investments included $9.0 million for the conversion of two SPV's, $4.8 million for work on the ENERGY ENTERPRISE to meet classification requirements and for preventative maintenance and $1.4 million for the final payment on the SULPHUR ENTERPRISE, a Molten Sulphur Carrier delivered in late 1994. Other uses of cash included the addition of $1.0 million of deferred vessel drydocking charges. Proceeds from investing activities included $8.1 million received from the repayment of a long-term note receivable and the release of $3.7 million previously held in escrow as collateral for a loan. Cash used for other investments included the placement of $2.0 million in escrow for future payments on long-term debt.
      Net cash provided by financing activities during the First Quarter of 1996 totaled $2.1 million. Proceeds from the issuance of debt obligations of $19.8 million included $15.0 million drawn under the Company's lines of credit and $4.8 million drawn on a long-term loan associated with the acquisition and conversion of the two SPV's. Cash used for financing activities included $9.5 million for prepayment of a long-term debt and $6.6 for regularly scheduled payments on debt and capital lease obligations. Other uses of cash for financing activities included $1.2 million for deferred financing charges and $418,000 to meet common stock dividend requirements.
      During early Second Quarter of 1996, the Company contracted to purchase a LASH vessel for approximately $8.5 million. Assuming all requirements of the purchase contract are met and the purchase is concluded, certain additional costs will be incurred to bring the vessel up to the
Company's normal operating standards. It is anticipated that this vessel will deliver in the Third Quarter of 1996 and will be operated in the Company's Trans-Atlantic service or one of its other services depending upon demand when the ship is ready for delivery. Initial financing will be through internally generated funds.
     To meet short-term requirements when fluctuations occur in working capital, the Company has available four lines of credit totaling $35.0 million of which $15.0 million was drawn at March 31, 1996, and repaid in early Second Quarter of 1996.
     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". Adoption of the
statement in 1996 did not have a material effect on the Company's financial position or results of operations.

<PAGE 11>
      The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.
      At a regular meeting held April 17, 1996, the Board of Directors declared a quarterly dividend of $.0625 per common share payable on June 21, 1996, to shareholders of record on June 7, 1996.

<PAGE 12>
                  PART II-OTHER INFORMATION

Item 2.  Changes in Securities

(a) An amendment of the Certificate of Incorporation to regulate the ownership of the capital stock of the
Corporation by persons who are not citizens of the United States was approved by shareholders at the Company's Annual Meeting on April 17, 1996. The Company is in the process of filing this amendment with the State of Delaware. See "Effect of Amendment on Stockholders" on page 14 of the Company's Definitive Proxy Statement dated March 12, 1996, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and incorporated herein by reference. This amendment in its entirety was included as Appendix A of the aforementioned Proxy Statement.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting  of Shareholders was held  April 17,
1996.   The matters voted upon and the results of the voting
were as follows:

(1)  Election of Board of Directors:

                           Shares        Withheld
                           Voted For     Authority

     Niels W. Johnsen      6,013,573     31,093
     Erik F. Johnsen       6,013,560     31,106
     Harold S. Grehan      6,013,854     30,812
     Niels M. Johnsen      6,013,564     31,102
     Laurance Eustis       6,015,361     29,305
     Raymond V. O'Brien    6,017,742     26,924
     Edwin Lupberger       6,017,742     26,924
     Edward K. Trowbridge  6,017,274     27,392
     Erik L. Johnsen       6,012,427     32,239


(1)  Ratification  of Arthur Andersen, LLP, certified public
     accountants,   as   independent   auditors   for    the
     Corporation for the fiscal year ending December 31, 1996:

     Shares Voted For      6,040,806
     Shares Voted Against      1,876
     Abstentions               1,984

(2) Proposed amendment of the Corporation's Certificate of Incorporation to regulate the ownership of the capital stock of the Corporation by persons who are not citizens of the United States as set forth in Appendix A of the aforementioned Proxy Statement:

     Shares Voted For      5,453,496
     Shares Voted Against      8,536
     Abstentions               1,921
     Broker Non-Votes        580,713

<PAGE 13>
Item 6.
Exhibits and Reports on form 8-K

(a)                 EXHIBIT INDEX

      Exhibit Number             Description
      --------------             -----------

            27             Financial Data Schedule

(b) No reports on Form 8-K have been filed for the three months ended March 31, 1996.

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

       May 13, 1996
Date ___________________________