Form 10-Q
period 1996-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 1996-08-05
CIK 278041

<PAGE 1>
   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q


(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       June 30, 1996
                                          -----------------


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _________

Commission file number                  2-63322
                      _______________________________________

             INTERNATIONAL SHIPHOLDING CORPORATION
- -------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

       Delaware                          36-2989662
- --------------------            -----------------------------
(State or other                      (I.R.S. Employer
jurisdiction of                    Identification Number)
incorporation or organization)

650 Poydras Street       New Orleans, Louisiana     70130
- ------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

                     (504) 529-5461
- ------------------------------------------------------------
    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.  YES    X       NO
                                       --------      -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $1 Par Value  6,682,887 shares (June 28,  1996)
                           ----------------
<PAGE 2>

               PART I - FINANCIAL INFORMATION

            INTERNATIONAL SHIPHOLDING CORPORATION
            CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in Thousands)
                         (Unaudited)
                                   June 30,   December 31,
ASSETS                               1996         1995
                                  ----------  ------------
Current Assets:
   Cash and Cash Equivalents      $  67,384   $  54,281
   Marketable Securities              2,727       4,630
   Accounts Receivable, Net          51,303      46,834
   Deferred Income Taxes                 83         -
   Net Investment in Direct
     Financing Leases                 2,063       2,104
   Other Current Assets               2,187       3,521
   Material and Supplies
     Inventory, At Cost              10,370      10,545
                                  ----------  ----------
Total Current Assets                136,117     121,915
                                  ----------  ----------
Net Investment in Direct
  Financing Leases                   23,464      24,482
                                  ----------  ----------
Vessels,Property and
  Other Equipment, At Cost:
   Vessels and Barges               644,997     634,905
   Other Marine Equipment             7,462       7,570
   Terminal Facilities               18,091      18,126
   Land                               2,317       2,317
   Furniture and Equipment           16,658      15,892
                                  ----------  ----------
                                    689,525     678,810
Less - Accumulated Depreciation    (258,442)   (243,929)
                                  ----------  ----------
                                    431,083     434,881
                                  ----------  ----------
Other Assets:
   Deferred Charges in
     Process of Amortization         29,231      26,952
   Acquired Contract Costs,
     Net of Accumulated
     Amortization of $17,517
     and $16,496 in 1996 and
     1995, Respectively              20,507      21,733
   Due from Related Parties             472         535
   Other                              7,479      17,082
                                  ----------  ----------
                                     57,689      66,302
                                  ----------  ----------
                                  $ 648,353   $ 647,580
                                  ==========  ==========

The accompanying notes are an integral part of these statements.

<PAGE 3>

            INTERNATIONAL SHIPHOLDING CORPORATION
            CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in Thousands)
                         (Unaudited)
                                      June 30,  December 31,
                                        1996        1995
                                     ----------  ----------
LIABILITIES AND
  STOCKHOLDERS' INVESTMENT
Current Liabilities:
   Current Maturities
     of Long-Term Debt               $  40,365   $  40,785
   Current Maturities of Capital
     Lease Obligations                   1,981       1,469
   Accounts Payable and Accrued
     Liabilities                        75,575      77,481
   Federal Income Tax Payable            1,608       6,520
   Current Deferred Income
     Tax Liability                          -        1,283
   Current Liabilities to be
     Refinanced                        (13,394)    (19,030)
                                     ----------  ----------
Total Current Liabilities              106,135     108,508
                                     ----------  ----------
Current Liabilities to be
  Refinanced                            13,394      19,030
                                     ----------  ----------
Billings in Excess of Income
  Earned and Expenses Incurred           5,723       4,639
                                     ----------  ----------
Long-Term Capital Lease
  Obligations, Less
  Current Maturities                    17,892      19,623
                                     ----------  ----------
Long-Term Debt, Less
  Current Maturities                   276,493     269,872
                                     ----------  ----------
Reserves and Deferred Credits:
   Deferred Income Taxes                37,788      38,668
   Claims and Other                     20,765      20,979
                                     ----------  ----------
                                        58,553      59,647
                                     ----------  ----------
Stockholders' Investment:
   Common Stock                          6,756       6,756
   Additional Paid-in Capital           54,450      54,450
   Retained Earnings                   110,256     106,158
   Less - Treasury Stock                (1,133)     (1,133)
   Unrealized Holding Gain
     (Loss) on Marketable Securities        (2)         30
   Unrealized Translation Loss            (164)          -
                                     ----------  ----------
                                       170,163     166,261
                                     ----------  ----------
                                     $ 648,353   $ 647,580
                                     ==========  ==========

The accompanying notes are an integral part of these statements.

<PAGE 4>

            INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       (All Amounts in Thousands Except Per Share Data)
                         (Unaudited)
                       Three Months Ended  Six Months Ended
                            June 30,           June 30,
                       1996      1995      1996      1995
                     --------- --------- --------- --------
Revenues             $ 91,135  $ 79,418  $180,625  $157,326
Operating
  Differential
  Subsidy               6,640     5,426    12,385    10,820
                     --------- --------- --------- ---------
                       97,775    84,844   193,010   168,146
                     --------- --------- --------- ----------
Operating
  Expenses:
   Voyage Expenses     72,276    63,553   142,369   125,818
   Vessel and Barge
     Depreciation       8,040     6,227    16,035    12,294
                     --------- --------- --------- ---------
Gross Voyage Profit    17,459    15,064    34,606    30,034
                     --------- --------- --------- ---------
Administrative and
  General Expenses      6,705     6,212    13,392    12,674
Gain on Sale
  of Assets                90         1        87         2
                     --------- --------- --------- ---------
   Operating Income    10,844     8,853    21,301    17,362
                     --------- --------- --------- ---------
Interest:
   Interest Expense     7,081     6,498    14,376    12,812
   Investment Income     (578)     (740)   (1,004)   (1,516)
                     --------- --------- --------- ---------
                        6,503     5,758    13,372    11,296
                     --------- --------- --------- ---------
Equity in Net Income
  of Unconsolidated
  Entities (Net of
  Applicable Taxes)        -        105        -        331
                     --------- --------- --------- ---------
Income Before
  Provision for
  Income Taxes          4,341     3,200     7,929     6,397
                     --------- --------- --------- ---------
Provision for
  Income Taxes:
   Current                114       286     1,996     2,091
   Deferred             1,414       800       822        21
   State                  128        94       178       179
                     --------- --------- --------- ---------
                        1,656     1,180     2,996     2,291

Net Income           $  2,685  $  2,020  $  4,933  $  4,106
                     ========= ========= ========= =========
Earnings Per
  Common Share:
   Net Income        $   0.40  $   0.30* $   0.74  $   0.61*
                     ========= ========= ========= =========
Weighted Average
  Shares of Common
  Stock Outstanding  6,682,887 6,682,887* 6,682,887 6,682,887*


  <FN 1>  *  Restated for November 17, 1995, twenty-five
             percent stock dividend.

  <FN 2>  The accompanying notes are an integral part of
          these statements.

<PAGE 5>

            INTERNATIONAL SHIPHOLDING CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         INVESTMENT
                   (Dollars in Thousands)
                         (Unaudited)
                                                      Net
                        Additional                 Unrealized Unrealized
                  Common Paid-In Retained Treasury Holding   Translation
                  Stock  Capital Earnings Stock   Gain/(Loss) Loss  Total
                  ----------------------------------------------------------
Balance at
  December 31,
  1994            $5,405 $54,450 $ 87,757  ($1,133)  ($163)  $ -   $146,316

Net Income for
  Year Ended
  December 31,
  1995                -      -     20,980      -        -      -    20,980

Cash Dividends        -      -     (1,228)     -        -      -    (1,228)

25% Stock
Dividend          1,351      -     (1,351)     -        -      -         -

Unrealized
  Holding Gain
  on Marketable
  Securities,
  Net of
  Deferred Taxes      -      -         -       -      193      -       193
                 -----------------------------------------------------------
Balance at
  December 31,
  1995           $6,756 $54,450 $106,158 ($1,133)     $30    $ -  $166,261

Net Income for
  Six Months
  Ended June 30,
  1996               -      -      4,933      -        -       -    4,933

Cash Dividends       -      -       (835)     -        -       -     (835)

Unrealized
  Holding Loss
  on Marketable
  Securities,
  Net of
  Deferred Taxes     -      -         -       -      (32)      -      (32)

Unrealized
Translation Loss     -      -         -       -       -     (164)    (164)
                  --------------------------------------------------------
Balance at
  June 30, 1996   $6,756 $54,450 $110,256 ($1,133)  ($2)  ($164) $170,163
                  ========================================================

The accompanying notes are an integral part of these statements.

<PAGE 6>

            INTERNATIONAL SHIPHOLDING CORPORATION
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (Dollars in Thousands)
                         (Unaudited)
                                       Six Months Ended
                                           June 30,
                                         1996      1995
                                       --------- ---------
Cash Flows from Operating Activities:
  Net Income                           $  4,933  $  4,106
  Adjustments to Reconcile Net
    Income to Net Cash Provided
    by Operating Activities:
         Depreciation                    17,097    13,093
         Amortization of Deferred
           Charges and Other Assets       9,002     8,659
         Provision for Deferred
           Income Taxes                   2,887     2,112
         Equity in Unconsolidated
           Entities                           -      (372)
         Gain on Sale of Assets             (87)       (2)
         Unearned Income                  1,084     1,090
         Reserve for Claims and
           Other Deferred Credits          (206)   (2,021)
     Changes in:
           Accounts Receivable           (2,055)    3,534
           Net Investment in
             Direct Financing Leases      1,060     1,065
           Other Assets                     147     2,890
           Inventories and Other
             Current Assets               1,509    (1,009)
           Accounts Payable and
             Accrued Liabilities          4,513     3,822
           Federal Income Taxes Payable  (9,570)   (2,085)
                                       --------- ---------
Net Cash Provided by Operating
  Activities                             30,314    34,882
                                       --------- ---------
Cash Flows from Investing Activities:
  Purchase of Vessels and
  Other Property                        (28,688)  (34,242)
  Additions to Deferred Charges          (2,604)   (6,073)
  Proceeds from Sale of Assets               97        -
  Proceeds from Short-Term Investments    1,799        -
  Investment in and Advances to
    Unconsolidated Entities                  -         13
  Other Investing Activities              9,503       (14)
                                       --------- ---------
Net Cash Used by Investing Activities   (19,893)  (40,316)
                                       --------- ---------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Debt
    and Capital Lease Obligations        44,628    39,096
  Reduction of Debt and Capital
    Lease Obligations                   (39,646)  (23,848)
  Additions to Deferred Financing
    Charges                              (1,465)        -
  Common Stock Dividends Paid              (835)     (535)
                                       --------- ---------
Net Cash Provided by Financing
  Activities                              2,682    14,713
                                       --------- ---------
Net Increase in Cash and Cash
  Equivalents                            13,103     9,279
Cash and Cash Equivalents at
  Beginning of Period                    54,281    29,611
                                       --------- ---------
Cash and Cash Equivalents at
  End of Period                        $ 67,384  $ 38,890
                                       ========= =========

The accompanying notes are an integral part of these statements.

<PAGE 7>
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        June 30, 1996
                         (Unaudited)

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

RESULTS OF OPERATIONS

               Six Months Ended June 30, 1996
        Compared to the Six Months Ended June 30, 1995

GROSS VOYAGE PROFIT
     Gross voyage profit increased 15.2% to $34.6 million in the first six months of 1996 as compared to $30.0 million in the same period of 1995. Gross voyage profit was favorably impacted by the commencement in February, 1996, of operations of the ENERGY ENTERPRISE, a U. S. Flag Coal Carrier under contract to a major U. S. utility company, and the early first quarter 1996 commencement of operations of two Special Purpose Vessels ("SPV's") under contract to provide transportation services to a major mining company in Indonesia. Improved freight rates in 1996 for the Company's LASH vessels employed in liner service between ports on the
U. S. Gulf/U. S. Atlantic Coast and South Asia (Trade Routes 18 and 17) also positively impacted gross voyage profit. Partially offsetting these increases were lower charter
rates    on    the

<PAGE 9>
Company's   cape-size   bulk   carrier.  Additionally,  the
second  quarter  results,  on  a  consolidated  basis, were
negatively   impacted  by  a  damage  claim  made   against
our  insurance  subsidiary.   The  claim  resulted  from  a
propeller shaft accident sustained by one of the vessels operating in the Waterman service requiring an unscheduled drydock of approximately two months duration. The vessel has been fully repaired and returned to service about mid-July.
      Vessel and barge depreciation for the first six months of 1996 increased 30.4% to $16.0 million as compared to $12.3 million in the same period of 1995 due to the addition of the ENERGY ENTERPRISE and the two SPV's and related barges.

OTHER INCOME AND EXPENSES
      Administrative and general expenses increased 5.67% to $13.4 million in the first six months of 1996 from $12.7 million in the comparable period of 1995 due to additional administrative services required to support new business.
      Interest expense increased 12.2% from $12.8 million in the first six months of 1995 to $14.4 million in the same period of 1996 primarily due to interest incurred on the financing of the ENERGY ENTERPRISE and the two SPV's and related barges. These increases were partially offset by reductions resulting from regularly scheduled payments on other outstanding debt.
      Investment income decreased from $1.5 million in the first six months of 1995 to $1.0 million in the same period of 1996 reflecting a reduction in the balance of invested funds.

INCOME TAXES
      The Company provided $2.8 million for federal income taxes in the first six months of 1996 at the statutory rate of 35% as compared to $2.1 million in the first six months of 1995 at the same rate. Income of unconsolidated entities is shown net of applicable taxes.

             Second Quarter Ended June 30, 1996
        Compared to Second Quarter Ended June 30, 1995

GROSS VOYAGE PROFIT
     Gross voyage profit increased 15.9% to $17.5 million in the second quarter of 1996 as compared to $15.1 million in the same period of 1995. As in the case of the six months comparison discussed above, gross voyage profit was favorably impacted in the second quarter by the commencement of operations of the ENERGY ENTERPRISE and the two SPV's. Improved

<PAGE 10>
freight rates for the Company's LASH vessels employed in liner service between ports on the U. S. Gulf/U.
S. Atlantic Coast and South Asia (Trade Routes 18 and 17) also positively impacted gross voyage profit. Partially offsetting these increases were lower charter rates on the Company's cape-size bulk carrier and the aforementioned propulsion accident experienced by one of the Company's LASH vessels.
     Vessel and barge depreciation for the second quarter of 1996 increased 29.1% to $8.0 million as compared to $6.2 million in the same period of 1995 due to the addition of the ENERGY ENTERPRISE and the two SPV's and related barges.

OTHER INCOME AND EXPENSES

      Administrative and general expenses increased 7.94% to $6.7 million in the second quarter of 1996 from $6.2 million in the comparable period of 1995 due to additional administrative services required to support new business.
      Interest expense increased 9.0% from $6.5 million in the second quarter of 1995 to $7.1 million in the same period of 1996 primarily due to interest incurred on the financing of the ENERGY ENTERPRISE and the two SPV's and related barges. These increases were partially offset by reductions resulting from regularly scheduled payments on other outstanding debt.
      Investment income decreased slightly from $740,000 in the second quarter of 1995 to $578,000 in the same period of 1996 reflecting a reduction in the balance of invested funds.

INCOME TAXES
      The Company provided $1.5 million for federal income taxes in the second quarter of 1996 at the statutory rate of 35% as compared to $1.1 million in the second quarter of 1995 at the same rate. Income of unconsolidated entities is shown net of applicable taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital increased from $13.4 million at December 31, 1995, to $30.0 million at June 30, 1996, after provision for current maturities of long-term debt of $40.4 million and capital lease obligations of $2.0 million. Cash and cash equivalents increased during the first six months of 1996 by $13.1 million to a total of $67.4 million.
      Positive cash flows were achieved from operating activities in the first six months of 1996 in the amount of $30.0 million. The major source of cash from operations was net income, adjusted for non-cash provisions such as depreciation and amortization.

<PAGE 11>
      Net cash used for investing activities amounted to $19.9 million during the first six months of 1996. Major capital investments included $10.8 million for upgrade work on the ENERGY ENTERPRISE to meet classification requirements and for preventative maintenance and $16.0 million for the conversion of two SPV's. Other uses of cash included the addition of $2.6 million in deferred vessel drydocking charges. Proceeds from investing activities included $8.1 million received from the payment of a long-term note receivable, the release of $5.8 million previously held in escrow as collateral for loans and $1.8 million from the maturity of short-term investments. Cash used for other investments included the placement of $4.6 million in escrow for future payments on long-term debt.
      Net cash provided by financing activities during the first six months of 1996 totaled $2.7 million. Proceeds from the issuance of debt obligations of $44.6 million consisted of $9.6 million received from a long-term loan associated with the acquisition and conversion of the two SPV's and $35.0 million drawn under the Company's lines of credit of which $20.0 million was outstanding as of June 30, 1996. Cash used for financing activities included $9.5 million for prepayment of a long-term debt, $15.0 million to repay amounts drawn under the lines of credit and $15.1 million for regularly scheduled payments on debt and capital lease obligations. Other uses of cash for financing activities included $1.5 million for deferred financing charges primarily related to the ENERGY ENTERPRISE and $835,000 to meet common stock dividend requirements.
      During early second quarter of 1996, the Company contracted to purchase a LASH vessel for approximately $8.5 million. Assuming all requirements of the purchase contract are met and the purchase is concluded, certain additional costs estimated to total $7.5 million will be incurred to bring the vessel up to the Company's normal operating standards. Additionally, 82 LASH barges will be purchased and refurbished to operate with this vessel at an estimated total cost of $2.0 million. It is anticipated that this vessel will deliver from the shipyard in the fourth quarter of 1996 and will begin operations in the Company's Trans-Atlantic service or one of its other services, depending upon demand, when the ship is ready for operation. Financing for 80% of the total purchase and upgrading costs of the aforementioned vessel and barges has been arranged through a medium-term loan with a commercial bank.
     To meet short-term requirements when fluctuations occur in working capital, the Company has available four lines of credit totaling $35.0 million of which $20.0 million was drawn at June 30, 1996 and fully repaid in July, 1996.

<PAGE 12>
      The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.
      At a regular meeting held July 17, 1996, the Board of Directors declared a quarterly dividend of $.0625 per common share payable on September 20, 1996, to shareholders of record on September 6, 1996.

<PAGE 13>
                 Part II - OTHER INFORMATION

Item 2.  Changes in Securities
(a) An amendment of the Certificate of Incorporation to regulate the ownership of the capital stock of the Corporation by persons who are not citizens of the United States was approved by shareholders at the Company's Annual Meeting on April 17, 1996, and was filed with the State of Delaware May 24, 1996. See "Effect of Amendment on Stockholders" on page 14 of the Company's Definitive Proxy Statement dated March 12, 1996, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and incorporated herein by reference. This amendment in its entirety was included as Appendix A of the aforementioned Proxy Statement.

Item 4. Submission of Matters to a Vote of Security Holders The matters voted upon and results of the voting at the
Company's annual meeting of shareholders held April 17, 1996, were reported in response to Item 4 of the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1996, and are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
(a)                    EXHIBIT INDEX

             Exhibit Number           Description
             --------------           -----------

Part I Exhibits:         27        Financial Data Schedule

Part  II Exhibits:        3   (a)  Restated Certificate  of
                                   Incorporation
                              (b)  By-Laws of the Registrant,
                                   as amended

                         99        Additional Exhibits
                              (a)  "Effect of Amendment on
                                   Stockholders" on page 14 of
                                   the Definitive Proxy Statement
                                   dated March 12, 1996, filed
                                   pursuant to Section 14(a) of
                                   the Securities and Exchange
                                   Act of 1934 incorporated herein
                                   by reference

                              (b)  Item 4  of Form 10-Q filed with the
                                   Securities and Exchange   Commission
                                   for   the quarterly period ended
                                   March  31,  1996, and incorporated
                                   herein by reference

<PAGE 14>
(b) No reports on Form 8-K have been filed for the three months ended June 30, 1996.


SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            INTERNATIONAL SHIPHOLDING CORPORATION
            /S/ Gary L. Ferguson
            ------------------------------------------
                      Gary L. Ferguson
            Vice President and Chief Financial Officer

            Date     August 5, 1996
                 ______________________________________