Form 10-Q
period 1996-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 1996-11-12
CIK 278041

<PAGE 1>
   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q


(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    ------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________

Commission file number                  2-63322
                        --------------------------------------

             INTERNATIONAL SHIPHOLDING CORPORATION
------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

   Delaware                                    36-2989662
-------------------------------  -------------------------------------
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

650 Poydras Street            New Orleans, Louisiana          70130
----------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                             (504) 529-5461
         ----------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.  YES  X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock  $1 Par Value 6,682,887 shares (September 30,  1996)
                           ----------------
<PAGE 2>

                   Part I - Financial Information

                INTERNATIONAL SHIPHOLDING CORPORATION
                    CONSOLIDATED BALANCE SHEETS
                    (All Amounts in Thousands)
                           (Unaudited)
                                         September 30,  December 31,
ASSETS                                       1996          1995
                                         ------------   -----------
Current Assets:

   Cash and Cash Equivalents               $  42,701    $ 54,281
   Marketable Securities                       2,718       4,630
   Accounts Receivable, Net                   49,877      46,834
   Federal Income Taxes Receivable             1,190           -
   Deferred Income Taxes                         298           -
   Net Investment in Direct Financing Leases   2,041       2,104
   Other Current Assets                        5,110       3,521
   Material and Supplies Inventory, At Cost   11,052      10,545
                                         ------------  -----------
Total Current Assets                         114,987     121,915
                                         ------------  -----------
Net Investment in Direct Financing Leases     22,964      24,482
                                         ------------  -----------
Vessels, Property and Other Equipment, At Cost:
   Vessels and Barges                        663,821     634,905
   Other Marine Equipment                      7,499       7,570
   Terminal Facilities                        18,440      18,126
   Land                                        2,317       2,317
   Furniture and Equipment                    17,012      15,892
                                         ------------  -----------
                                             709,089     678,810
Less - Accumulated Depreciation             (267,270)   (243,929)
                                         ------------  -----------
                                             441,819     434,881
                                         ------------  -----------
Other Assets:
   Deferred Charges in Process of
        Amortization                          42,561      26,952
   Acquired Contract Costs, Net of
        Accumulated Amortization
        of $18,334 and $16,496 in 1996
        and 1995, Respectively                19,894      21,733
   Due from Related Parties                      462         535
   Other                                       5,799      17,082
                                         ------------  -----------
                                              68,716      66,302
                                         ------------  -----------
                                         $   648,486   $ 647,580
                                         ============  ===========

The accompanying notes are an integral part of these statements.

<PAGE 3>

            INTERNATIONAL SHIPHOLDING CORPORATION
                CONSOLIDATED BALANCE SHEETS
          (All Amounts in Thousands Except Share Data)
                        (Unaudited)
                                   September 30,  December 31,
                                        1996         1995
                                    -----------   -----------
LIABILITIES AND STOCKHOLDERS'
     INVESTMENT
Current Liabilities:
     Current Maturities
          of Long-Term Debt         $  40,982     $  40,785
     Current Maturities of
          Capital Lease Obligations     1,981         1,469
     Accounts Payable and
          Accrued Liabilities          61,083        77,481
     Federal Income Tax Payable             -         6,520
     Current Deferred
          Income Tax Liability              -         1,283
     Current Liabilities
          to be Refinanced            (10,907)      (19,030)
                                    ----------    ----------
Total Current Liabilities              93,139       108,508
                                    ----------    ----------

Current Liabilities to be Refinanced   10,907        19,030
                                    ----------    ----------
Billings in Excess of Income Earned
     and Expenses Incurred              6,637         4,639
                                    ----------    ----------
Long-Term Capital Lease Obligations,
     Less Current Maturities           17,642        19,623
                                    ----------    ----------
Long-Term Debt,
     Less Current Maturities          289,218       269,872
                                    ----------    ----------
Reserves and Deferred Credits:
     Deferred Income Taxes             41,624        38,668
     Claims and Other                  17,316        20,979
                                    ----------    ----------
                                       58,940        59,647
                                    ----------    ----------
Commitments and Contingent Liabilities

Stockholders' Investment:
     Common Stock                      6,756         6,756
     Additional Paid-In Capital       54,450        54,450
     Retained Earnings               111,891       106,158
     Less - Treasury Stock            (1,133)       (1,133)
     Unrealized Holding Gain on
          Marketable Securities           39            30
                                    ---------     ---------
                                     172,003       166,261
                                    ---------     ---------
                                  $  648,486    $  647,580
                                  ===========   ===========

The accompanying notes are an integral part of these statements.

<PAGE 4>

                 INTERNATIONAL SHIPHOLDING CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (All Amounts in Thousands Except Per Share Data)
                             (Unaudited)
                               Three Months Ended   Nine Months Ended
                                  September 30,       September 30,
                                 1996      1995       1996       1995
                               --------  ---------  --------- ---------
Revenues                       $ 83,148  $  78,518  $ 263,773 $ 235,844
Operating Differential Subsidy    7,270      5,590     19,655    16,410
                               --------  ---------  --------- ---------
                                 90,418     84,108    283,428   252,254
                               --------  ---------  --------- ---------
Operating Expenses:
     Voyage Expenses             65,409     62,339    207,778   188,157
     Vessel and Barge
          Depreciation            8,246      6,194     24,281    18,488
                               --------  ---------  --------- ---------
Gross Voyage Profit              16,763     15,575     51,369    45,609
                               --------  ---------  --------- ---------

Administrative and General
     Expenses                     7,048      6,483     20,353    19,155
                               --------  ---------  --------- ---------
     Operating Income             9,715      9,092     31,016    26,454
                               --------  ---------  --------- ---------
Interest:
    Interest Expense              7,102      6,318     21,478    19,130
    Investment Income              (512)      (563)    (1,516)   (2,079)
                               --------  ---------  --------- ---------
                                  6,590      5,755     19,962    17,051
                               --------  ---------  --------- ---------

Equity in Net Income of
     Unconsolidated Entities
    (Net of Applicable Taxes)        -          -          -       331
                               --------  ---------  --------- ---------
Income Before Provision for
     Income Taxes                 3,125      3,337     11,054     9,734
                               --------  ---------  ---------  ---------
Provision for Income Taxes:
    Current                         409      1,725      2,405     3,816
    Deferred                        608      (518)      1,430      (497)
    State                            55        101        233       280
                               --------  ---------  --------- ---------
                                  1,072      1,308      4,068     3,599

Net Income                     $  2,053  $   2,029  $   6,986  $  6,135
                              ========= ========== ========== =========
Earnings Per Common Share:
     Net Income                $   0.31  $    0.30* $    1.05  $   0.92*
                              ========= ========== ========== =========
Weighted Average Shares of
     Common Stock Outstanding 6,682,887  6,682,887  6,682,887 6,682,887

*Restated for November 17, 1995, twenty-five percent stock dividend.

    The accompanying notes are an integral part of these statements.

<PAGE 5>

               INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                             INVESTMENT
                        (Dollars in Thousands)
                            (Unaudited)

                                                        Net
                       Additional                    Unrealized
                 Common  Paid-In  Retained  Treasury   Holding
                  Stock  Capital  Earnings   Stock   Gain/(Loss)  Total
                 --------------------------------------------------------
Balance at
  December 31,
  1994           $5,405  $54,450  $87,757   ($1,133)   ($163)   $146,316

Net Income for
  Year Ended
  December 31,
  1995               -        -    20,980        -         -     20,980

Cash Dividends       -        -    (1,228)       -         -     (1,228)

25% Stock
  Dividend       1,351        -    (1,351)       -         -         -

Unrealized
  Holding Gain
  on Marketable
  Securities,
  Net of Deferred
  Taxes              -       -        -         -        193       193
               ----------------------------------------------------------
Balance at
  December 31,
  1995          $6,756  $54,450 $106,158   ($1,133)      $30  $166,261

Net Income
  for Nine
  Months Ended
  September 30,
  1996              -       -      6,986        -        -      6,986

Cash Dividends      -       -     (1,253)       -        -     (1,253)

Unrealized
  Holding Gain
  on Marketable
  Securities,
  Net of
  Deferred Taxes    -       -        -         -          9        9
                 --------------------------------------------------------
Balance at
  September 30,
  1996            $6,756 $54,450 $111,891 ($1,133)      $39  $172,003
                =========================================================

     The accompanying notes are an integral part of these statements.

<PAGE 6>

                 INTERNATIONAL SHIPHOLDING CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                              (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                  1996      1995
                                               --------   --------
Cash Flows from Operating Activities:
    Net Income                                 $  6,986  $  6,135
    Adjustments to Reconcile
      Net Income to Net Cash
      Provided by Operating Activities:
         Depreciation                            25,962    19,762
         Amortization of Deferred Charges
             and Other Assets                    14,043    12,909
         Provision for Deferred Income Taxes      3,835     3,319
         Equity in Unconsolidated Entities            -      (331)
         Gain on Sale of Assets                     (11)       (8)
         Unearned Income                          1,998       344
         Reserve for Claims and Other
              Deferred Credits                   (3,655)   (4,908)
      Changes in:
            Accounts Receivable                  (3,472)    5,698
            Net Investment in Direct
                 Financing Leases                 1,581     1,639
            Other Assets                           (439)    1,619
            Inventories and Other
                 Current Assets                  (2,096)     (149)
            Accounts Payable and Accrued
                 Liabilities                        620    (8,157)
            Federal Income Taxes Payable         (9,570)   (4,933)
                                               ---------  --------
Net Cash Provided by Operating Activities        35,782    32,939
                                               ---------  --------
Cash Flows from Investing Activities:
    Purchase of Vessels and Other Property      (54,813) (104,965)
    Additions to Deferred Charges               (25,380)   (8,496)
    Proceeds from Sale of Assets                  2,512         8
    Proceeds from Short-Term Investments          1,799         -
    Investment in and Advances to
         Unconsolidated Entities                      -       (11)
    Other Investing Activities                   13,175     8,408
                                               --------- ---------
Net Cash Used by Investing Activities           (62,707) (105,056)
                                               --------- ---------
Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt
         and Capital Lease Obligations         104,376   104,420
    Reduction of Debt and Capital Lease
         Obligations                           (86,302)  (25,542)
    Additions to Deferred Financing Charges     (1,476)     (447)
    Common Stock Dividends Paid                 (1,253)     (803)
                                              --------- ---------
Net Cash Provided by Financing Activities       15,345    77,628
                                              --------- ---------
Net (Decrease) Increase in
     Cash and Cash Equivalents                 (11,580)    5,511
Cash and Cash Equivalents
     at Beginning of Period                     54,281    29,611
                                              --------- ---------
Cash and Cash Equivalents at End of Period    $ 42,701  $ 35,122
                                              ========= =========

The accompanying notes are an integral part of these statements.

<PAGE 7>

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996
                         (UNAUDITED)

Note 1.  Basis of Preparation

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K of International Shipholding Corporation for the year ended December 31, 1995. Certain reclassifications have been made to prior period financial information in order to conform to current year presentations.
      Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1996. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.
      The foregoing 1996 interim results are not necessarily indicative of the results of operations for the full year 1996.
     The Company's policy is to consolidate all subsidiaries in which it holds greater than 50% voting interest. All significant intercompany accounts and transactions have been eliminated.
      The Company uses the cost method to account for investments in entities in which it holds less than 20% voting interest and in which the Company cannot exercise significant influence over operating and financial activities. The Company uses the equity method to account for investments in entities in which it holds a 20% to 50% voting interest.

<PAGE 8>

Note 2.  Current Liabilities to be Refinanced

      In the third quarter of 1996, the Company committed to the refinancing of $22,000,000 of long-term notes payable, of which $8,500,000 was due within one year as of September 30, 1996, through a medium-term, commercial bank loan to be funded in the fourth quarter of 1996.
      Additionally, the Company has $2,407,000 remaining to be drawn on a long-term commercial bank loan obtained to finance the purchase and conversion of two Special Purpose Vessels ("SPV's") and related barges. The remaining costs of this project are expected to be paid within one year and are included in "Accounts Payable and Accrued Liabilities" on the Company's September 30, 1996, balance sheet.
     To properly reflect the Company's "Current Liabilities" as of September 30, 1996, the amounts to be refinanced of $8,500,000 and $2,407,000 discussed above were reclassified as long-term liabilities and included in the balance sheet item "Current Liabilities to be Refinanced".

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

                    RESULTS OF OPERATIONS

            NINE MONTHS ENDED SEPTEMBER 30, 1996
     COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Gross Voyage Profit
-------------------
     Gross voyage profit increased 12.6% to $51.4 million in the first nine months of 1996 as compared to $45.6 million in the same period of 1995. Gross voyage profit was favorably impacted by the commencement in February, 1996, of operations of the Energy Enterprise, a U. S. Flag Coal Carrier under contract to a major U. S. utility company, and the full commencement of operations in early 1996 of two SPV's under contract to provide transportation services to a major mining company in Indonesia. Improved freight rates for the Company's LASH vessels employed in liner service between ports on the U. S. Gulf/U. S. Atlantic Coast and
South   Asia

<PAGE 10>

(Trade  Routes  18  and  17)  and   increased
charterhire rates for two of the Company's LASH vessels under contract with the Military Sealift Command ("MSC") also positively impacted gross voyage profit.
      Partially offsetting these increases in gross voyage profit were increased fuel prices which impacted the Company's liner services, lower charter rates on the Company's cape-size bulk carrier, and the redelivery of one of the Company's vessels at the end of its MSC contract in late 1995. This vessel is currently being operated in the spot market awaiting long-term employment.
      Additionally, the Company's fleet experienced 226 more out of service days in the first nine months of 1996 as compared to the same period in 1995. This increase was primarily due to regularly scheduled drydockings, shipyard work required to prepare the two LASH vessels for their contract with the MSC, and a propeller shaft accident sustained by one of the vessels operating in the Waterman service requiring an unscheduled drydock of approximately two months duration. This vessel has been fully repaired and returned to service about mid-July. Results of our insurance subsidiary were also negatively impacted by this accident.
      Vessel and barge depreciation for the nine months of 1996 increased to $24.3 million as compared to $18.5 million in the same period of 1995 due to the addition of the Energy Enterprise and the two SPV's and related barges.

Other Income and Expenses
-------------------------
      Administrative and general expenses increased 6.3% to $20.4 million in the first nine months of 1996 from $19.2 million in the comparable period of 1995 due to additional administrative services required to support new business.
      Interest expense increased 12.3% from $19.1 million in the first nine months of 1995 to $21.5 million in the same period of 1996 primarily due to interest incurred on the financing of the Energy Enterprise and the two SPV's and related barges. These increases were partially offset by reductions resulting from regularly scheduled payments on other outstanding debt.
      Investment income decreased from $2.1 million in the first nine months of 1995 to $1.5 million in the same period of 1996 reflecting a reduction in the balance of invested funds.

<PAGE 11>

Income Taxes
------------
      The Company provided $3.8 million for federal income taxes in the first nine months of 1996 at the statutory rate of 35% as compared to $3.3 million in the first nine months of 1995 at the same rate. Income of unconsolidated entities is shown net of applicable taxes.

           THIRD QUARTER ENDED SEPTEMBER 30, 1996
      COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1995

Gross Voyage Profit
-------------------
      Gross voyage profit increased 7.6% to $16.8 million in the third quarter of 1996 as compared to $15.6 million in third quarter of 1995. Gross voyage profit was favorably impacted by the commencement of operations in February, 1996, of the Energy Enterprise, a U. S. Flag Coal Carrier under contract to a major U. S. utility company, and the full commencement of operations in early 1996 of the two SPV's. Improved freight rates for the Company's LASH vessels employed in liner service between ports on the U. S. Gulf/U. S. Atlantic Coast and South Asia (Trade Routes 18 and 17) and increased charterhire rates for two of the Company's LASH vessels under contract with the MSC also positively impacted gross voyage profit. The aforementioned favorable variances were partially offset by increased fuel prices which impacted the Company's liner services.
      Additionally, the Company's fleet experienced 159 more out of service days in the third quarter of 1996 as compared to the same period in 1995. This increase was primarily due to a bunching of regularly scheduled drydockings and to shipyard work required to prepare one LASH vessel for its contract with the MSC.
      Vessel and barge depreciation for the third quarter of 1996 increased to $8.2 million as compared to $6.2 million in the same period of 1995 due to the addition of the Energy Enterprise and the two SPV's and related barges.

Other Income and Expenses
-------------------------
      Administrative and general expenses increased 8.7% to $7.0 million in the third quarter of 1996 from $6.5 million in the comparable period of 1995 due to additional administrative services required to support new business.

<PAGE 12>

      Interest expense increased 12.4% from $6.3 million in the third quarter of 1995 to $7.1 million in the same period of 1996 primarily due to interest incurred on the financing of the Energy Enterprise and the two SPV's and related barges. These increases were partially offset by reductions resulting from regularly scheduled payments on other outstanding debt.

Income Taxes
------------
      The Company provided $1.0 million for federal income taxes in the third quarter of 1996 at the statutory rate of 35% as compared to $1.2 million in the third quarter of 1995 at the same rate.

Operating Differential Subsidy Agreements
-----------------------------------------
      On October 8, 1996, the "Maritime Security Act" ("MSA") was signed into law. MSA will provide a new subsidy program for up to 47 U.S. Flag vessels. The Company's four LASH vessels currently employed in its Waterman liner service operating between ports on the U.S. Gulf/U.S. Atlantic Cost and South Asia (Trade Routes 18 and 17) and certain other vessels in our fleet are expected to participate in this program. MSA will eliminate the trade route restrictions imposed by the existing Operating Differential Subsidy ("ODS") program and will allow flexibility to operate freely in the competitive market. MSA will provide for annual subsidy payments of $2.1 million per year per vessel for a total of ten years. These subsidy payments are subject to appropriation each year and are not guaranteed. The existing ODS program provides subsidy payments of approximately $5.8 million per ship per year. To overcome the decrease in the amount of subsidy payments to be provided under MSA as compared to ODS, the Company will be required to pursue various options such as reduction of crew size and wages and other expenses. The Company is currently negotiating with its seafaring unions to accomplish this goal.

               LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital increased from $13.4 million at December 31, 1995, to $22.8 million at September 30, 1996, after provision for current maturities of long-term debt of $41.0 million and capital lease obligations of $2.0 million. Cash and cash equivalents decreased during the first nine months of 1996 by $11.6 million to a total of $42.7 million.

<PAGE 13>

      Positive cash flows were achieved from operating activities in the first nine months of 1996 in the amount of $35.8 million. The major source of cash from operations was
net  income,  adjusted  for  non-cash  provisions  such   as
depreciation and amortization.
      Net  cash  used for investing activities  amounted  to
$62.7  million during the first nine months of 1996.   Major
capital   investments  included  $24.1   million   for   the
conversion of two SPV's, $10.8 million for upgrade work on the Energy Enterprise to meet classification requirements, $11.0 million for the purchase and refurbishment of a LASH vessel, the Atlantic Forest, and 82 LASH barges, and $5.7 million for the purchase of a container vessel, the Java Sea, to be operated in conjunction with the two SPV's. Other uses of cash included the addition of $25.4 million in deferred vessel drydocking charges. Proceeds from investing activities included $8.1 million received from the payment of a long-term note receivable, the release of $3.7 million previously held in escrow as collateral for loans, $2.5 million from the sale of our Semi-Submersible Barge, the Caps Express, and $1.8 million from the maturity of short-term investments.
      Net  cash provided by financing activities during  the
first  nine months of 1996 totaled $15.3 million.   Proceeds
from the issuance of debt obligations of $104.4 million included $81.5 million received from draws on lines of
credit  of  which  $26.0  million  was  outstanding  as   of
September 30, 1996, $14.4 million associated with the conversion of the two SPV's, and $8.5 million associated with the purchase of the Atlantic Forest and related LASH
barges.   Cash used for financing activities included  $55.5
million to repay amounts drawn under lines of credit, $21.3 million for regularly scheduled payments on debt and capital lease obligations, and $9.5 million for prepayment of a long-
term  debt.   Other  uses of cash for  financing  activities
included $1.5 million for deferred financing charges, and $1.3 million to meet common stock dividend requirements.
     During the third quarter of 1996, the Company purchased a LASH vessel and 82 LASH barges for approximately $9.4
million.   Certain  additional  costs  estimated  to   total
approximately $12.8 million will be incurred to bring the vessel and barges up to the Company's operating standards. It is anticipated that this vessel will deliver from the shipyard in the fourth quarter of 1996 and will begin operations in the Company's Trans-Atlantic service or one of its other services, depending upon demand, when the ship is ready for delivery. Financing for approximately 80% of the
total   purchase   price   and  upgrading   costs   of   the
aforementioned vessel and barges was obtained through a medium-term loan with a commercial bank.

<PAGE 14>

     The Company purchased a small container vessel for $5.7 million during the third quarter of 1996 which will replace a similar vessel previously on charter and operating in conjunction with the aforementioned SPV's. Initial financing for this vessel was provided by draws on the Company's lines of credit. Permanent financing was obtained in the fourth quarter of 1996 through a medium-term loan with a commercial bank.
     To meet short-term requirements when fluctuations occur in working capital, the Company has available four lines of credit totaling $35.0 million of which $26.0 was drawn at September 30, 1996. The drawn amount was reduced to $16.8 million when proceeds of new financing were received in early November.
      The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.
      At a regular meeting held October 16, 1996, the Board of Directors declared a quarterly dividend of $.0625 per common share payable on December 20, 1996, to shareholders of record on December 6, 1996.

                 PART II - OTHER INFORMATION

Item 6.
Exhibits and Reports on Form 8-K
(b) No reports on Form 8-K have been filed for the three months ended September 30, 1996.

SIGNATURES
      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            INTERNATIONAL SHIPHOLDING CORPORATION
                   /s/ Gary L. Ferguson
        _____________________________________________
                      Gary L. Ferguson
         Vice President and Chief Financial Officer

Date ___________________________