Form 10-K405
period 1996-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 1997-03-27
CIK 278041

19

<PAGE 2>

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996
                               OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period From _________ to _________
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

     Registrant's telephone number, including area code:
                      (504) 529-5461
   Securities registered pursuant to Section 12(b) of the Act:
                                   Name of each exchange
       Title of each class          on which registered
   ----------------------------    ------------------------
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
               Date                            Amount
              -------                        -----------
          February 28, 1997                  $81,830,893
      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Common stock, $1 par value
       6,682,887 shares outstanding as February 28, 1997

               DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996, have been incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant's definitive proxy statement dated March 11, 1997 have been incorporated by reference into Part III of this Form 10-K.


                 INTERNATIONAL SHIPHOLDING CORPORATION
                              FORM 10-K
                          TABLE OF CONTENTS
                                                           PAGE
PART I.                                                      2
        ITEM 1.  BUSINESS                                    2
                 General                                     2
                 History                                     4
                 Liner Services/Contracts of Affreighment    5
                 Military Sealift Command                    6
                 Pure Car Carriers                           8
                 Bulk Carrier                                8
                 Float-On/Float-Off Special Purpose Vessels  9
                 Domestic Water Transportation Services      9
                 Ancillary Services                         10
                 Marketing                                  10
                 Insurance                                  10
                 Regulation                                 11
                 Competition                                14
                 Employees                                  15
        ITEM 2.  PROPERTIES                                 15
        ITEM 3.  LEGAL PROCEEDINGS                          16
        ITEM 4.  SUBMISSION OF MATTERS TO
                      A VOTE OF SECURITY HOLDERS            16
        ITEM 4A. EXECUTIVE OFFERS AND DIRECTORS
                      OF THE REGISTRANT                     17
PART II.                                                    19
        ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS   19
        ITEM 6.  SELECTED FINANCIAL DATA                    19
        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS                            19
        ITEM 8.  FINANCIAL STATEMENTS AND
                      SUPPLEMENTARY DATA                    19
        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE                  20
PART III.                                                   20
        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                      THE REGISTRANT                        20
        ITEM 11. EXECUTIVE COMPENSATION                     20
        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT                 20
        ITEM 13. CERTAIN RELATIONSHIPS AND
                      RELATED TRANSACTIONS                  20
PART IV.                                                    21
        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                      AND REPORTS ON FORM 8-K               21
        SIGNATURES                                          23

<PAGE 2>

                             PART  I

ITEM 1.  BUSINESS

GENERAL

       The   Company,  through  its  subsidiaries,   operates   a
diversified  fleet of U. S. and international flag  vessels  that
provide   international  and  domestic  maritime   transportation
services  to  commercial  customers and agencies  of  the  United
States  government primarily under medium- to long-term  charters
or  contracts.   The Company's fleet consists of  30  ocean-going
vessels,  15  towboats,  129  river barges,  26  special  purpose barges,  approximately  1,850 LASH barges and  related  shoreside handling facilities.  The Company's strategy is to

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

      The  Company is the only significant operator of  the  LASH
(Lighter  Aboard SHip) system, which it pioneered in  1969.   The
Company's  LASH  fleet  includes 11 large LASH  vessels,  4  LASH feeder vessels and approximately 1,850 LASH barges.  In its liner services,  the Company uses the LASH system primarily  to  gather cargo  on  rivers, in island chains and in harbors that  are  too shallow  for  traditional vessels and to transport  to  and  from those  areas  large  unit size items, such  as  forest  products, natural  rubber and steel, that cannot be transported efficiently in  containerships.  In addition, the LASH system enables  barges to  be  rapidly  loaded onto and unloaded  from  the  large  LASH vessels without shoreside support facilities while minimizing the number of times that the cargo is handled.  Because the Company's
LASH  barges  are  used primarily to transport  large  unit  size items, the Company's LASH fleet often has a competitive advantage over  containerships.  Additionally, because  containerships  and breakbulk  vessels cannot operate in certain of the  areas  where the  Company's  LASH  system operates, the Company  often  has  a competitive advantage over such vessels.

<PAGE 3>

     The Company also owns and operates the following:

  (i) two international flag and two U.S. flag pure car carriers specially designed to transport fully assembled automobiles;

  (ii)   two U.S. flag ice-strengthened multi-purpose vessels;

  (iii)   one international flag cape-size bulk carrier;

  (iv) one U.S. flag molten sulphur carrier, which is used to carry molten sulphur from Louisiana and/or Texas to a processing plant on the Florida Gulf Coast;

  (v)    two  international  flag  float-on/float-off  special
  purpose  vessels  ("SPV"), which, together with  26  special purpose barges and one breakbulk/container vessel, are  used
  to   provide  ocean  transportation  of  supplies  for   the
  Indonesian  operations  of a major copper  and  gold  mining company and;

  (vi) one U.S. flag conveyor-equipped self-unloading coal carrier which carries coal in the coastwise and near-sea trade.

      Three roll-on/roll-off vessels that permit rapid deployment of rolling stock, munitions and other military cargoes requiring special handling are also operated by the Company under long-term operating agreements.

      The  Company also operates 14 inland waterway towboats  and
111 super-jumbo river barges that transport coal from Indiana  to
Florida   for   an  electric  utility  via  shoreside   unloading
facilities owned and operated by the Company.  Three of the super-
jumbo river barges are owned by the Company.

      Through its principal operating subsidiaries, Central  Gulf
Lines,  Inc.  ("Central Gulf"), LCI Shipholdings,  Inc.  ("LCI"),
Forest   Lines  Inc.  ("Forest  Lines")  and  Waterman  Steamship
Corporation ("Waterman"), the Company engages primarily  in  five types of services:

  (i)     international flag LASH liner service between U.  S.
  Gulf and East Coast ports and ports in northern Europe, and a U. S. flag LASH liner service between U. S. Gulf and East
  Coast ports and ports in South Asia, the Middle East and Northern Africa;

  (ii) time charters to and other contracts with the Military Sealift Command ("MSC") for use in its military prepositioning program and to service scientific operations in the Arctic and Antarctic;

<PAGE 4>

  (iii) time charters to transport Toyota and Honda automobiles from Japan to the United States and Hyundai automobiles from Korea primarily to the United States and Europe;

  (iv) ocean transportation of supplies under long-term contract with a major copper and gold mining company for its operations in Indonesia and;

  (v)        domestic   transportation   services,   primarily
  involving its long-term coal and sulphur contracts  and  its ownership of an inter-modal transfer and warehouse  facility in Memphis, Tennessee.

      The Company currently has time charters or contracts to carry cargoes for commercial customers that include International
Paper Company, Freeport-McMoRan Resource Partners, P. T. Freeport
Indonesia  Company, The Goodyear Tire and Rubber Company,  Toyota
Motor  Corporation, Honda Motor Co., Ltd., Hyundai Motor Company,
Seminole  Electric  Cooperative, Inc. and New England  Power  Co.
The Company operates eight vessels for the MSC under charters or contracts that typically contain options permitting the MSC to extend the charter or contract on similar terms and conditions for one or more extension periods. In most cases, the MSC has exercised its renewal options on the Company's charters or contracts, and the Company generally has been successful in winning charter or contract renewals when they are rebid.

      The Company's business historically has generated stable cash flows because most of its medium- to long-term charters provide for a daily charter rate that is owed whether or not the charterer utilizes the vessel (unless the vessel is unavailable for the charterer's use) and most of its medium- to long-term contracts guarantee a minimum amount of cargo for transportation.
The Company is partially insulated from increases in certain operating expenses because time charters generally require the charterer to pay certain voyage operating costs such as fuel, port and stevedoring expenses, and often include cost escalation features covering certain of the expenses paid by the Company.


HISTORY

      Central  Gulf  was  founded in 1947 by the  late  Niels  F.
Johnsen  and  his  sons, Niels W. Johnsen, the Company's  current
Chairman,  and  Erik F. Johnsen, its current President.   Central
Gulf  was  privately held until 1971 when it  merged  with  Trans
Union Corporation.   In 1978, the Company was formed to act as  a
holding   company  for  Central  Gulf,  LCI  and  certain   other
affiliated  companies  in connection with the  1979  spin-off  by
Trans  Union  of  the  Company's common stock  to  Trans  Union's stockholders.  In 1986, the Company acquired the assets of Forest
Lines,  and,  in  1989,  the Company acquired  the  ownership  of
Waterman.   Since its spin-off from Trans Union, the Company  has
continued  to  act  solely as a holding  company,  and  its  only
significant   assets  consist  of  the  capital  stock   of   its
subsidiaries.

<PAGE 5>

LINER SERVICES/CONTRACTS OF AFFREIGHTMENT

      INTERNATIONAL FLAG.    Under the name "Forest Lines,"   the
Company operates three international flag LASH vessels and a self-
propelled,  semi-submersible feeder vessel  on a scheduled  liner service.  One of these LASH vessels was purchased and refurbished in  1996  and entered this service in early 1997.  See  "Item  7.
Management's  Discussion and Analysis of Financial Condition  and
Results of Operations - Liquidity and Capital Resources."  Forest
Lines  normally makes 10 round trip sailings per LASH vessel  per year  between  U.  S.  Gulf and East coast  ports  and  ports  in northern  Europe.  Historically, approximately  one-half  of  the
aggregate   eastbound   cargo  space  has   been   reserved   for
International  Paper  Company  under  a  long-term  contract   of
affreightment.   The  remaining space is  provided  on  a  voyage
affreightment  basis to commercial shippers.   Approximately  10%
has  been used by other forest products exporters.  The remaining approximately 40% has been used by various commercial shippers of a  variety of general cargo.  With the addition of the third ship to  this service in early 1997, the total cargo space occupied by
International  Paper will now be approximately  33%  because  the amount  of  cargo  shipped  by International  Paper  will  remain relatively constant.

      The  Company  has had ocean transportation  contracts  with
International  Paper  since 1969 when the Company  had  two  LASH
ships  built  to  accommodate International Paper's  trade.   The
Company's contract of affreightment with International  Paper  is for  the  carriage  of wood pulp, liner board  and  other  forest products,  the  characteristics of  which  are  well  suited  for transportation by LASH vessels.  The LASH system minimizes damage to  such cargo by reducing the number of times that the cargo  is
handled.   In  addition, the LASH system permits the  Company  to
load  and  unload  these  products  at  the  shipper's  and   the
receiver's  facilities,  which are  generally  located  on  river systems  that containerships and breakbulk vessels do not  serve.
The Company's current contract with International Paper is for  a ten-year term ending in 2002.

      Over  the  years,  the Company has established  a  base  of commercial  shippers to which it provides space on the  westbound
Forest  Lines  service.  The principal cargoes carried  westbound are  steel  and other metal products, high-grade paper  and  wood products, and other general cargo.  Over the last five years, the
westbound   utilization   rate   for   these   vessels   averaged
approximately 85% per year.

      U.  S.  FLAG.    Waterman's operating differential  subsidy
("ODS")   agreement  with  the  U.  S.  Maritime   Administration
("MarAd"),  an agency of the Department of Transportation,  under which  the  Company operates four U. S. flag vessels in  a  liner service  that has historically made approximately 16  round  trip voyages  per  year (four per vessel) between ports  on  the  U.S.
Gulf/U.S. Atlantic Coast and South Asia (Trade Routes 18 and 17),
expires  upon completion in early 1997 of voyages in progress  as of  December 31, 1996.  Under this ODS agreement, the Company has received subsidy

<PAGE 6>

payments  from  the  United States government  approximating  the
excess   of  certain  vessel  expenses,  primarily  wages,   over
comparable   costs  of  the  Company's  principal  foreign   flag
competitors  on  the  same trade routes.  In  1996,  the  Company received  approximately $25.6 Million under this  ODS  agreement.
The  Company also operates three FLASH vessels as feeder  vessels in this service in Southeast Asia.

      The  Maritime  Security  Act of  1996,  which  created  the
Maritime Security Program ("MSP") and provides for a new  subsidy program  for  certain U.S. flag vessels, was signed into  law  in
October  of  1996.   MSP eliminates the trade route  restrictions
imposed  by the ODS program and will allow flexibility to operate freely  in  the competitive market.  MSP provides for  an  annual subsidy  payment of $2.1 Million per year per vessel  subject  to
annual  appropriations.   Seven of  the  Company's  vessels  have
qualified  for  MSP  participation.   See  "Item  1.  Business  -
Regulation" for a discussion of MSP.

     On the eastbound portion of this service, a significant part of  each vessel's cargo traditionally has been shipped to  lesser developed countries under the Public Law-480 program, pursuant to which the United States government sells or donates surplus  food
products  for  export  to  developing  countries.    Seventy-five
percent  of  this  cargo is reserved for carriage  by  U.S.  flag vessels, if they are available at reasonable rates.  Awards under the  Public Law-480 program are made on a voyage-to-voyage  basis through  periodic  competitive bidding.  The remaining  eastbound
cargo   consists  of  general  cargo,  including  some   military
equipment.   Over  the last five years, these  vessels  generally
have been fully utilized on their eastbound voyages.

      On  the  westbound  portion of this  service,  the  Company provides a significant portion of its cargo space to Goodyear for
the  transportation  of  natural  rubber  under  a  contract   of
affreightment  expiring in June of 1997.  Space is also  provided on a voyage-to-voyage basis to other importers of natural rubber, including Uniroyal Goodrich Tire Co., Bridgestone/Firestone, Inc.
and certain members of the Rubber Trade Association.  The Company has  had  a continuing relationship with such companies  and  the
Association since the early 1970s.  The Company's LASH barges are ideally  suited  for  large shipments of natural  rubber  because damage to rubber due to compression is minimal as compared to the damage  that  can  occur when shipments are made  in  traditional breakbulk vessels.  Waterman is the largest U.S. flag carrier  of
natural  rubber  from Southeast Asia to the United  States.   The
remaining  westbound cargo generally consists  of  coffee,  jute, guar,  piece goods and other general cargo.  Over the  last  five years, these vessels generally have been fully utilized on  their westbound voyages.


MILITARY SEALIFT COMMAND

     GENERAL.  The Company has had contracts with the MSC (or its
predecessor)  almost continuously for several  decades.   At  the
present time, the Company's subsidiaries have eight vessels under contract  to  the MSC.  These vessels are employed in  the  MSC's prepositioning programs, which strategically place military cargo

<PAGE 7>

throughout  the  world, or are chartered to  the  MSC  mainly  to service  military  and scientific operations in  the  Arctic  and
Antarctic.   The  Company believes that the demand  for  military
prepositioning  vessels will at least remain  steady  during  the near term, notwithstanding planned reductions in overall military spending  for overseas bases, because this method of  positioning military  equipment  and  supplies is  vital  to  the  military's ability  to respond quickly to international incidents throughout the  world  without incurring the significant costs of  operating foreign bases, some of which also may not be available because of changing political situations.

      MSC charters and contracts are awarded through competitive bidding, for fixed terms with options allowing the MSC to extend the charters or contracts for additional periods. In most cases, the MSC has exercised its extension options, and the Company generally has been successful in winning renewals when the charters and contracts are rebid. All charters and contracts require the MSC to pay certain voyage operating costs such as fuel, port and stevedoring expenses, and certain charters and contracts include cost escalation features covering certain of the expenses paid by the Company.

      LASH  VESSELS.  The Company currently charters four  U.  S.
flag  LASH  vessels to the MSC under time charters  used  in  the military's  Afloat  Prepositioning Force  in  the  Indian  Ocean.
Three  of these charters began in 1996 and are each for 17 months with  two 17-month option periods.  These charters extend through
May   of   1999,  September  of  2000  and  November   of   2000,
respectively.  The fourth LASH vessel chartered to the  MSC  will begin a new charter upon the expiration of its current charter in
May  of  1997.   The  new charter, which is for  17-months,  will
extend  through  2001,  including two  17-month  option  periods.
After these charters expire, it is anticipated that the MSC  will invite rebidding for these contracts.

      ICE-STRENGTHENED MULTI-PURPOSE VESSELS.  The  Company  owns and  operates  the  only  two U.S. flag  ice-strengthened  multi-
purpose  vessels.   These  vessels are  capable  of  transporting
containerized and breakbulk cargo.  One of the vessels  is  being operated under a charter with the MSC that will expire in January of 1998.  The vessel is being used by the MSC to resupply Pacific rim  military  bases  and to supply scientific  projects  in  the
Arctic  and  Antarctic.  The other vessel was  operated  under  a
charter  with MSC until that charter expired in late  1995.   The
MSC  did  not  exercise its option to renew the  charter  for  an additional 17-month period at that time.  However, a new  charter with  the MSC, which will commence in the third quarter of  1997, has since been awarded to this vessel.  Until the commencement of the new charter, this vessel is being operated in the open market on a cargo offered basis.

      ROLL-ON/ROLL-OFF VESSELS.  In 1983, Waterman was awarded  a contract  to  operate  three U. S. flag roll-on/roll-off  vessels under time charters to the MSC for use by the United States  Navy
in  its  maritime  prepositioning ship  ("MPS")  program.   These
vessels represent three of the four MPS vessels currently in  the
MSC's Atlantic fleet, which provides support for the U. S. Marine
Corps.  These ships are designed primarily to

<PAGE 8>

carry rolling stock and containers and can each carry support equipment for 17,000 military personnel. Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract, but retained the right to operate the vessels under operating agreements. The MSC time charters commenced in late
1984 and early 1985 for initial five-year periods and were renewable at the MSC's option for additional five-year periods up to a maximum of twenty-five years. In 1993, the Company reached an agreement with MSC to make certain reductions in future charter hire payments in consideration of fixing the period of these charters for the full twenty-five years. The charters and related operating agreements will now terminate in the years 2009 and 2010.


PURE CAR CARRIERS

      U.  S.  FLAG.  In 1986, the Company entered into multi-year charters to carry Toyota and Honda automobiles from Japan to  the
United  States.   To  service  these charters,  the  Company  had
constructed  two  pure car carriers specially designed  to  carry
4,000  and  4,660 automobiles, respectively.  Both  vessels  were built  in  Japan, but are registered under the U.S. flag,  making them two of only four U.S. flag pure car carriers in the Japanese
trade.   To be competitive with foreign flag vessels operated  by
foreign  crews, the Company worked in close cooperation with  the
unions   representing  the  Company's  U.S.   citizen   shipboard
personnel.  Service under these charters commenced in the  fourth quarter of 1987.  These charters are scheduled for renewal by the
fourth  quarter  of  1997.   These vessels  began  receiving  MSP
payments   in  December  of  1996.   See  "Item  1.  Business   -
Regulation" for a discussion of MSP.

     INTERNATIONAL FLAG.  Since 1988, the Company has transported
Hyundai automobiles from Korea primarily to the United States and Europe under two long-term charters. To service these charters, the Company had two new pure car carriers constructed by a shipyard affiliated with Hyundai. Each of the vessels has a carrying capacity of 4,800 automobiles.

      Under each of the car carrier charters, the charterers  are responsible  for voyage operating costs such as  fuel,  port  and stevedoring expenses, while the Company is responsible for  other operating  expenses including crew wages, repairs and  insurance.
The  Hyundai  charters also include escalation features  covering certain of the expenses paid by the Company.  During the terms of
these  charters,  the  Company  is  entitled  to  its  full   fee
irrespective of the number of voyages completed or the number  of cars carried per voyage.

BULK CARRIER

      In  1990, the Company acquired a 148,000 dwt cape size  dry
bulk  carrier.   The vessel has since been fully  employed  under
various  charters  in specific trading areas where  bulk  cargoes move on a regular basis.

<PAGE 9>

FLOAT-ON/FLOAT-OFF SPECIAL PURPOSE VESSELS

      During  1994, the Company entered into a long-term contract to  provide  ocean  transportation services  to  a  major  mining company  producing copper concentrates at its mine in West  Irian
Jaya,  Indonesia.   The  Company  acquired  two  SPV's  and   one
container/breakbulk vessel and had 26 cargo barges constructed by shipyards  in  the  Orient  to be used  with  the  aforementioned
vessels.   See "Item 7.  Management's Discussion and Analysis  of
Financial  Condition and Results of Operations  -  Liquidity  and
Capital Resources."


DOMESTIC WATER TRANSPORTATION SERVICES

      COAL.  In 1981, the Company entered into a 22-year contract expiring  in 2004 with a Florida based rural electric  generation and  transmission cooperative for the transportation of coal from
Mt.  Vernon,  Indiana,  to  Gulf  County,  Florida.   Under  this
contract, which was awarded pursuant to competitive bidding,  the
Company  is annually guaranteed a minimum of 2.7 Million tons  of coal  to be transported by inland waterways through its operation of  14 chartered towboats, 108 chartered super-jumbo river barges and  three  such barges that it owns.  Under this  contract,  the
Company  typically has transported 3.0 Million tons of  coal  per
year.   To  protect   both parties against cost  variations,  the
contract  contains escalation and de-escalation clauses  designed to  adjust  the  contract price for fluctuations in  fuel  costs,
wages  and  other  operating  expenses.   The  Company  is   also
responsible  for unloading the barges at the discharge  point  in
Gulf  County,  Florida, and transferring the coal into  railcars.
To  facilitate  this process, the Company owns  and  operates  an automated  terminal facility.  The terminal can  be  operated  by relatively few employees and is capable of loading and  unloading three times the amount of coal currently transported through  the facility under the contract.

      In  late 1995, the Company purchased an existing U.S.  flag
conveyor-equipped,   self-unloading   coal   carrier   which   it
concurrently  chartered to a New England based  electric  utility under a 15-year contract to carry coal in the coastwise and near-
sea  trade.  The ship will also be used, from time to time during this charter period, to carry coal and other bulk commodities for account of other major charterers.

     MOLTEN SULPHUR.  In 1994, the Company entered into a 15-year transportation  contract with an affiliate  of  a  major  sulphur producer  for which it had built a 24,000 deadweight  ton  molten sulphur carrier that carries molten sulphur from Louisiana and/or
Texas to a fertilizer plant on the Florida Gulf Coast.  Under the
terms   of   this   contract,  the  Company  is  guaranteed   the
transportation  of a minimum of 1.8 Million tons of  sulphur  per
year.   The  contract  also gives the charterer  three  five-year
renewal  options.  The vessel delivered and began service  during late 1994.

<PAGE 10>

      LITCO  FACILITY.  During 1991, the Company entered into  an agreement with Cooper/T. Smith Stevedoring pursuant to which  the
Company  acquired  a  50%  interest in a newly  constructed,  all weather  rapid  cargo  transfer facility at  the  river  port  of
Memphis,  Tennessee,  for  handling LASH  barges  transported  by
subsidiaries  of  the Company in its LASH liner services.   LITCO
(LASH  Intermodal Terminal COmpany) began operations  in  May  of
1992  and provides 287,500 square feet of enclosed warehouse  and loading/discharging  stations for LASH  barge,  rail,  truck  and heavy-lift  operations.  In June of 1993, the  Company  purchased the  remaining  50%  interest from Cooper/T.  Smith  Stevedoring, which  will  continue to manage the facility under  a  management agreement with the Company.


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


MARKETING

     The Company maintains marketing staffs in Washington, D. C.,
New  York,  New  Orleans, Houston, Chicago,  Baltimore,  Oakland,
Rotterdam  and  Singapore and maintains a  network  of  marketing agents  in major cities around the world who market the Company's liner,  charter and contract services.  The Company  markets  its
Trans-Atlantic  LASH liner service under the trade  name  "Forest
Lines,"  and  its LASH liner service between the U. S.  Gulf  and
Atlantic  coast  ports and South Asia ports  under  the  Waterman
house  flag.   The  Company  advertises  its  services  in  trade
publications in the United States and abroad.


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

<PAGE 11>

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

      Insurance  premiums for the coverage described  above  vary from  year  to year depending upon the Company's loss record  and
market  conditions.   In  order to reduce premiums,  the  Company
maintains certain deductible and co-insurance provisions that  it
believes   are  prudent  and  generally  consistent  with   those
maintained  by other shipping companies and in recent  years  has increased the self-retention portion under its insurance  program
while   capping  its  self-retention  exposure  under   stop-loss
insurance coverage.


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

<PAGE 12>

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

      The  Merchant Marine Act of 1936, as amended (the "Merchant
Marine  Act"),  authorizes  the  Federal  government  to  pay  an operating differential subsidy to U. S. flag vessels employed  in the  foreign  trade  of the United States.  Under  the  operating
differential  subsidy  program,  MarAd  is  authorized   to   pay
qualified U.S. flag operators (i) the differential between U.  S.
and  foreign  crew  wage costs and (ii) the differential  between
U.S.  and  foreign  costs of protection and indemnity  insurance, hull  and  machinery insurance, and maintenance and  repairs  not compensated  by insurance, so that U.S. ships can compete  on  an
equal  footing  with  their lower-cost foreign  competitors.   To
qualify  for  the subsidy, vessels must be built  in  the  United
States, documented under the U.S. flag and be at least 75%  owned by  U.S.  citizens.  Under subsidy contracts, which are typically
20 years in length, operators provide service on "essential trade routes"  as determined by MarAd.  The typical subsidized operator is  required  to employ its vessels between a stated minimum  and
maximum  number  of  sailings  each year.   Waterman's  operating
differential subsidy contract expires upon completion,  in  early
1997,  of  voyages in progress at December 31, 1996.   Currently,
four  other liner operators and nine bulk carrier operators  hold operating differential subsidy contracts for a total of 21  liner
and   21   bulk   ships.    Total   U.S.   governmental   subsidy
appropriations for the fiscal year ended September 30, 1996, were
$163  Million, and $148.4 Million has been appropriated  for  the fiscal year ending September 30, 1997.  Approximately 85% of  the aggregate subsidy is paid to offset crew wage differentials.

      Since 1981, the Federal government has entered into no  new
operating  differential subsidy contracts.   In  1991,  the  Bush
administration announced that current contracts would be honored, but  no  new subsidy contracts would be entered into as  the  old contracts expire.  The Clinton administration has continued  this
policy.   However, on October 8, 1996, President  Clinton  signed
into  law  the  Maritime Security Act of 1996 which  created  the
Maritime  Security Program ("MSP") and authorized the payment  of
$2.1  Million  per year per ship for 47 U.S. flag  ships  through fiscal  year  2005.  Congress has appropriated a  total  of  $100
Million  to  date  for the MSP.  On December 20,  1996,  Waterman entered  into MSP contracts with MarAd for each of its four  LASH vessels  currently operating under operating differential subsidy contracts, and Central Gulf entered into MSP contracts with MarAd for  each  of  its two car carriers and one of its  LASH  vessels
currently  on  charter  to  the   MSC.   Waterman's  vessels  are
transitioning  into  the MSP in 1997 as voyages  in  progress  on
December  31,  1996,  are  terminated.  Central  Gulf's  two  car carriers commenced immediate operation in the MSP on

<PAGE 13>

December  20, 1996.  Central Gulf's LASH vessel that was accepted into  the MSP remains on charter to the MSC and would only  begin receiving  MSP payments upon the termination of its MSC  charter.
By  law,  the  MSP is subject to annual appropriations.   In  the
event that sufficient appropriations are not made for the MSP  by
Congress  in  any fiscal year, the Maritime Security Act  permits
MSP contractors, such as Waterman and Central Gulf, expeditiously to re-flag their vessels under foreign registry.

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

      Certain of the Company's operations, including its carriage of  U.S.  foreign aid cargoes, as well as the Company's coal  and
molten   sulphur  transportation  contracts  and  its  Title   XI
financing arrangements, require the Company to be as much as  75%
owned by U.S. citizens.  The Company monitors its stock ownership to  verify its continuing compliance with these requirements  and has never had more than 1% of its common stock held of record  by
non-U.S.   citizens.   At  the  Company's   annual   meeting   of
shareholders  in  April of 1996, the shareholders  voted  for  an amendment  to the Company's charter and stock transfer procedures to  limit  the  acquisition  of  its  common  stock  by  non-U.S.
citizens.

      The  Company is required by various governmental and quasi-
governmental   agencies   to   obtain   permits,   licenses   and
certificates with respect to its vessels.  The kinds of  permits, licenses  and certificates required depend upon such  factors  as the country of registry, the commodity transported, the waters in which  the vessel operates, the nationality of the vessel's crew, the  age of the vessel and the status of the Company as owner  or
charterer.   The  Company believes that it has,  or  can  readily
obtain,  all  permits,  licenses and  certificates  necessary  to permit its vessels to operate.

<PAGE 14>

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

       Competition principally comes from numerous breakbulk vessels and, occasionally, containerships.

     Much of the Company's revenue is generated by contracts with the MSC and contracts to transport Public Law-480 U.S. government-
sponsored cargo, a cargo preference program requiring that 75% of all  foreign  aid "Food for Peace" cargo must be  transported  on
U.S.  flag  vessels, if they are available at  reasonable  rates.
The  Company  competes  with all U.S. flag  companies,  including
Overseas   Shipholding  Group,  Inc.,  OMI  Corporation,   Marine
Transport  Lines,  Inc.,  Farrell  Lines,  Inc.,  Lykes  Brothers
Steamship  Company, Sea-Land Service, Inc. and American President
Lines,  Inc.  for  the  MSC work and the  Public  Law-480  cargo.
Additionally, the Company's principal foreign competitors include
Hoegh  Lines,  Star Shipping, Wilhelmsen Lines and  the  Shipping
Corporation of India.

      The  Company's  LASH liner services face  competition  from foreign flag liner operators and, to a lesser degree, from U.  S.
flag   liner  operators,  including  those  receiving   operating
differential subsidies.  In addition, during periods in which the
Company participates in conference agreements or rate agreements, competition includes other participants with whom the Company may agree  to  charge  the  same rates and non-participants  charging lower rates.

      Because  the  Company's LASH barges are used  primarily  to transport large unit size items, such as forest products, natural rubber  and  steel, that cannot be transported as efficiently  in containerships, the Company's LASH fleet often has a  competitive
advantage  over  these  vessels  for  this  type  of  cargo.   In
addition,  the  Company believes that the  ability  of  its  LASH system  to operate in shallow harbors and river systems  and  its specialized knowledge of these harbors and river systems give  it a  competitive  advantage over operators  of  containerships  and breakbulk vessels, which are too large to operate in these areas.

<PAGE 15>

     The Company's pure car carriers operate worldwide in markets
where  foreign flag vessels with foreign crews predominate.   The
Company  believes  that  its  U.S. flag  pure  car  carriers  can continue  to  compete effectively if it continues to receive  the cooperation of its seamen's unions in controlling costs.


EMPLOYEES

      The Company employs approximately 452 shipboard personnel and 395 shoreside personnel. The Company considers relations with its employees to be excellent.

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


ITEM 2.  PROPERTIES

      VESSELS AND BARGES.  Of the 30 ocean-going vessels  in  the
Company's  fleet,  27  are owned by the  Company  and  three  are operated under operating contracts.  Of approximately 1,850  LASH barges  in the Company's fleet, approximately 1,763 are  operated
in  conjunction  with the Company's LASH and FLASH  vessels.   Of
these, the Company owns approximately 1,443 barges and leases 320 barges  under capital leases with 12-year terms expiring in  late
2003  and early 2004.  The remaining 87 LASH barges owned by  the
Company are not required for current vessel operations.   All  of
the  Company's  barges are registered under the U.S.  flag.   The
Company  time charters-in 108 super-jumbo river barges (and  owns three  such barges) and 14 towboats specially built to  meet  the
requirements of the Company's coal transportation contract.   The
Company   also  owns  18  standard  river  barges  chartered   to
unaffiliated  companies on a short-term  basis  and  one  towboat currently operated on the spot market.

      All of the vessels owned, operated or leased by the Company are in good condition except for the aforementioned 87 LASH barges not required for current vessel operations. Since 1988, the Company has completed life extension work on eight LASH vessels and completed the refurbishment of the LASH barges operated with

<PAGE 16>

those   vessels.    Under  governmental  regulations,   insurance
policies  and  certain of the Company's financing agreements  and charters,  the  Company is required to maintain  its  vessels  in accordance  with  standards of seaworthiness, safety  and  health prescribed by governmental regulations or promulgated by  certain vessel  classification societies.  The Company  is  also  in  the process of implementing the Quality and Safety Management program mandated by the International Maritime Organization.  Vessels  in
the   fleet   are  maintained  in  accordance  with  governmental
regulations  and  the  highest classification  standards  of  the
American  Bureau  of Shipping or, for certain vessels  registered overseas,  of Norwegian Veritas or Lloyds Register classification societies.

      Certain of the vessels and barges owned by the Company's subsidiaries are mortgaged to various lenders to secure such subsidiaries' long-term debt. See Note B of the Notes to the Company's Consolidated Financial Statements included elsewhere herein.

       OTHER   PROPERTIES.   The  Company  leases  its  corporate
headquarters in New Orleans, its administrative and sales  office in  New  York  and  office  space in Houston,  Chicago,  Oakland,
Washington,  D. C. and Singapore.  The Company also leases  space in  St. Charles and Orleans Parishes, Louisiana, for the fleeting
of  barges.   Additionally,  the Company  leases  a  terminal  in
Memphis, Tennessee, that is a totally enclosed multi-modal  cargo transfer facility.  In 1996, the aggregate annual rental payments under these operating leases were approximately $2.5 Million.

      The  Company  owns two separate facilities in  St.  Charles
Parish,   Louisiana,  and  one  facility  in  Jefferson   Parish,
Louisiana,  that are used primarily for the storage and  fleeting
of  barges.   The  Company also owns a terminal in  Gulf  County,
Florida, that is used in its coal transportation contract.


ITEM 3.  LEGAL PROCEEDINGS

      In the normal course of its operations, the Company becomes involved  in  various litigation matters including,  among  other things,  claims  by  third parties for alleged property  damages, personal  injuries and other matters.  While the Company believes it  has meritorious defenses against these claims, management has used significant estimates in determining the Company's potential
exposure.   See Note F of the Notes to the Company's Consolidated
Financial Statements included elsewhere herein.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                              None


<PAGE 17>

ITEM 4a.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      Set forth below is information concerning the directors and executive officers of the Company. Directors are elected by the shareholders for one year terms. Executive officers serve at the pleasure of the Board of Directors.




     Name                        Current  Position
     --------                 -----------------------
      Niels  W.  Johnsen      Chairman and Chief Executive Officer
      Erik  F.  Johnsen       President, Chief Operating Officer and Director
      Harold S. Grehan, Jr.   Vice President and Director
      Niels M. Johnsen        Vice President and Director
      Erik L. Johnsen         Vice President and Director
      Gary L. Ferguson        Vice President and Chief Financial Officer
      David B. Drake          Vice President and Treasurer
      Manuel G. Estrada       Vice President and Controller
      Laurance Eustis         Director
      Raymond V. O'Brien, Jr. Director
      Edwin Lupberger         Director
      Edward K. Trowbridge    Director


      Niels W. Johnsen, 74, has been the Chairman and Chief Executive Officer of the Company since its commencement of operations in 1979 and is also Chairman and Chief Executive Officer of each of the Company's principal subsidiaries. He previously served as Chairman of Trans Union Corporation's ocean shipping group of companies from December of 1971 through May of 1979. He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971. He is also a director of Reserve Fund, Inc., a money market fund.

     Erik F. Johnsen, 71, has been the President, Chief Operating Officer and Director of the Company since its commencement of operations in 1979 and is also the President and Chief Operating Officer of each of the Company's principal subsidiaries except Waterman for which he serves as Chairman of the Executive Committee. Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and has served as its President since 1966. Mr. Johnsen is also a director of First Commerce Corporation, a bank holding company.

     Harold S. Grehan, Jr., 69, is Vice President of the Company. He joined Central Gulf in 1958 and became Vice President in 1959, Senior Vice President in 1973 and Executive Vice President and
Director in 1979. He participated in the development of the Company's LASH program and has direct responsibility for conventional and LASH vessel traffic movements.

<PAGE 18>

     Niels M. Johnsen, 51, is Vice President of the Company. Mr. Johnsen has served as a Director of the Company since April of 1988. He joined Central Gulf on a full time basis in 1970 and held various positions with the Company before being named Vice President in 1986. He is also President of Waterman Steamship Corporation and N. W. Johnsen & Co., Inc., subsidiaries of the Company engaged in LASH liner service and ship and cargo charter brokerage, respectively. He is the son of Niels W. Johnsen.

      Erik L. Johnsen, 39, is Vice President of the Company. He joined Central Gulf in 1979 and held various positions with the Company before being named Vice President in 1987. He has served as a Director of the Company since 1994. He is responsible for all operations of the Company's vessel fleet and leads the Company's Ship Management Group. He is also President of Sulphur Carriers, Inc., a wholly-owned subsidiary of the Company. He is the son of Erik F. Johnsen.

      Gary L. Ferguson, 56, is Vice President and Chief Financial Officer of the Company. He joined Central Gulf in 1968 where he held various positions with the Company prior to being named Controller in 1977, and Vice President and Chief Financial Officer in 1989.

      David B. Drake, 41, is Vice President and Treasurer of  the
Company.   He  joined  Central Gulf  in  1979  and  held  various
positions prior to being named Vice President and Treasurer in 1996.

      Manuel G. Estrada, 42, is Vice President and Controller  of
the  Company.   He joined Central Gulf in 1978 and  held  various
positions prior to being named Vice President and Controller in 1996.

     Laurance Eustis, 83, has served as a Director of the Company since 1979. He is the Chairman of the Board of Eustis Insurance, Inc., mortgage banking and general insurance, located in New Orleans, Louisiana. Mr. Eustis is also a director of First Commerce Corporation, a bank holding company, and Pan American Life Insurance Company.

     Raymond V. O'Brien, Jr., 69, has served as a Director of the Company since 1979. He is also a director of Emigrant Savings Bank. He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January of 1978 through December of 1992.

     Edwin Lupberger, 60, has served as a Director of the Company since April of 1988. Mr. Lupberger is the Chairman of the Board, Chief Executive Officer and Director of Entergy Corporation and its wholly-owned subsidiaries. He also is a director of First Commerce Corporation, a bank holding company.

<PAGE 19>

      Edward K. Trowbridge, 68, has served as a Director of the Company since April of 1994. He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from
July of 1988 through November of 1993.


                            PART  II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDER MATTERS

     The information called for by Item 5 is included in the 1996 Annual Report to Shareholders in the section entitled "Common Stock Prices and Dividends for Each Quarterly Period of 1995 and 1996" and is incorporated herein by reference to page 23 of
Exhibit 13 filed with this Form 10-K.


ITEM 6.   SELECTED FINANCIAL DATA

     The information called for by Item 6 is included in the 1996 Annual Report to Shareholders in the section entitled "Summary of Selected Consolidated Financial Data" and is incorporated herein by reference to page 1 of Exhibit 13 filed with this Form 10-K.


ITEM  7.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     The information called for by Item 7 is included in the 1996 Annual Report to Shareholders in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference to pages 7 through 9 of Exhibit 13 filed with this Form 10-K.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets as of December 31, 1996, and December 31, 1995, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1996, are included in the 1996 Annual Report to the Shareholders and are incorporated herein by reference to pages 10 through 14 of
Exhibit 13 filed with this Form 10-K. Such statements have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report included in such Annual Report and incorporated herein by reference to page 24 of Exhibit 13 filed with this Form 10-K.


<PAGE 20>

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


ITEM 11.  EXECUTIVE COMPENSATION

      The information called for by Item 11 is included on pages 6, 7 and 8 of the Company's definitive proxy statement dated March 11, 1997, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.


ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
            MANAGEMENT

      The information called for by Item 12 is included on pages 2, 3, 4 and 5 of the Company's definitive proxy statement dated March 11, 1997, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is included on pages 2, 3, 4, 5 and 8 of the Company's definitive proxy statement dated March 11, 1997, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

<PAGE 21>

                            PART  IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

      The following financial statements, schedules and exhibits are filed as part of this report:
     (a)  1.   Financial Statements
              ---------------------
          The following financial statements and related notes are included in the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference to pages 10 through 24 of Exhibit 13 filed with this Form10-K.

            Consolidated Balance Sheets at December 31, 1996  and
            1995

            Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

            Consolidated  Statements of Changes in  Stockholders'
            Investment for the years ended December 31, 1996, 1995 and 1994

            Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements

            Report of Independent Public Accountants

          2.   Financial Statement Schedules
               -----------------------------
          None.

          3.   Exhibits
               --------
              (3) Restated Certificate of Incorporation, as amended, and By-Laws of the Registrant
                    (filed  with  the Securities and Exchange
                    Commission  as  Exhibit 3 to the Registrant's
                    Form  10-Q for the quarterly period ended
                    June 30, 1996, and incorporated herein by reference)

              (4) Specimen of Common Stock Certificate (filed as an exhibit to the Company's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980, and incorporated herein by reference)

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

            (4.2)     Form  of 9% Senior Note due  July  1,  2003
                      (included in Exhibit (4.1) hereto and incorporated herein by reference).

            (13)      1996 Annual Report to Shareholders

            (21)      Subsidiaries of International Shipholding Corporation

            (27)      Financial Data Schedule

(b)  No reports on Form 8-K were filed for the three months ended
December 31, 1996.

(c) The Index of Exhibits and required Exhibits are included following the signatures beginning at page 25 of this Report.

<PAGE 23>

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            INTERNATIONAL SHIPHOLDING CORPORATION
                       (Registrant)


                         /S/ Gary L. Ferguson
March 26, 1997      By   ______________________________
                         Gary L. Ferguson
                         Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               INTERNATIONAL SHIPHOLDING CORPORATION
                              (Registrant)


                         /S/ Niels W. Johnsen
March 26, 1997      By   ____________________________
                         Niels W. Johnsen
                         Chairman  of  the Board,  Director  and
                         Chief Executive Officer


                         /S/ Erik F. Johnsen
March 26, 1997      By   _____________________________
                         Erik F. Johnsen
                         President and Director


                         /S/ Harold S. Grehan, Jr.
March 26, 1997      By   _____________________________
                         Harold S. Grehan, Jr.
                         Vice President and Director

<PAGE 24>

                         /S/ Niels M. Johnsen
March 26, 1997      By   ___________________________
                         Niels M. Johnsen
                         Vice President and Director


                         /S/ Erik L. Johnsen
March 26, 1997      By   ____________________________
                         Erik L. Johnsen
                         Vice President and Director


                         /S/ Laurance Eustis
March 26, 1997      By   __________________________
                         Laurance Eustis
                         Director


                         /S/ Raymond V. O'Brien, Jr.
March 26, 1997      By   ___________________________
                         Raymond V. O'Brien, Jr.
                         Director


                         /S/ Edwin Lupberger
March 26, 1997      By   __________________________
                         Edwin Lupberger
                         Director


                         /S/ Edward K. Trowbridge
March 26, 1997      By   ____________________________
                         Edward K. Trowbridge
                         Director


                         /S/ Gary L. Ferguson
March 26, 1997      By   ____________________________
                         Gary L. Ferguson
                         Vice President and Chief Financial Officer

                         /S/ Manny G. Estrada
March 26, 1997      By   _____________________________
                         Manny G. Estrada
                         Chief Accounting Officer

<PAGE 25>


              INTERNATIONAL SHIPHOLDING CORPORATION

                         EXHIBIT  INDEX
                                                                   Page
Exhibit                                                           Number
---------                                                       -----------
(3)    Restated Certificate of Incorporation, as amended, and
       By-Laws of the Registrant (filed with the Securities and
       Exchange Commission as Exhibit 3 to the Registrant's
       Form 10-Q for the quarterly period ended June 30,
       1996, and incorporated herein by reference)                  --

(4)    Specimen of Common Stock certificate (filed as an exhibit
       to the Company's Form 8-A filed with the Securities and
       Exchange Commission on April 25, 1980, and incorporated
       herein by reference)                                         --

(4.1)  Form of Indenture between the Company and the Bank of New
       York, as Trustee,with respect to 9% Senior Notes due July 1,
       2003 (filed as Exhibit 4(c) to Amendment No. 1 to the
       Company's Registration Statement on Form S-2 (Registration
       No. 33-62168) and incorporated herein by reference)         --

(4.2)  Form of 9% Senior Note due July 1, 2003 (included in
       Exhibit (4.1) hereto and incorporated herein by reference)  --

(13)   1996 Annual Report to Shareholders                          --

(21)      Subsidiaries of International Shipholding Corporation    --

(27)      Financial Data Schedule                                  --
