Form 10-Q
period 1997-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 1997-05-14
CIK 278041

<PAGE 1>

   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

x         For the quarterly period ended March 31,1997
                                         -------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from________to________

Commission file number         2-63322
                      ---------------------------

               INTERNATIONAL SHIPHOLDING CORPORATION
               -------------------------------------
     (Exact name of registrant as specified in its charter)

       Delaware                              36-2989662
------------------------------    --------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
 incorporation or organization)

650 Poydras Street            New Orleans, Louisiana        70130
---------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

                           (504) 529-5461
        ----------------------------------------------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. YES____X____ NO_________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock   $1 Par Value    6,682,887 shares  (March 31,  1997)
                               ----------------
<PAGE 2>

                Part I - Financial Information


            INTERNATIONAL SHIPHOLDING CORPORATION
            CONSOLIDATED CONDENSED BALANCE SHEETS
                 (All Amounts in Thousands)
                         (Unaudited)

                                               March 31,      December 31,
ASSETS                                           1997             1996
                                             -------------   -------------
Current Assets:
       Cash and Cash Equivalents                $  38,250      $  43,020
       Marketable Securities                        2,209          2,727
       Accounts Receivable, Net of Allowance for
        Doubtful Accounts of $236 and $256 in
        1997 and 1996, Respectively:
          Traffic                                  33,212         42,404
          Agents'                                   9,378         10,343
          Claims and Other                          2,102          3,048
       Federal Income Taxes Receivable              1,201          1,366
       Net Investment in Direct Financing Leases    1,991          2,033
       Other Current Assets                         7,815          6,216
       Material and Supplies Inventory, at Cost    12,868         12,043
                                             -------------   ------------
Total Current Assets                              109,026        123,200
                                             -------------   ------------
Net Investment in Direct Financing Leases          21,978         22,797
                                             -------------   ------------
Vessels, Property and Other Equipment, at Cost:
       Vessels and Barges                         676,390        676,267
       Other Marine Equipment                       7,515          7,500
       Terminal Facilities                         18,245         18,535
       Land                                         2,317          2,317
       Furniture and Equipment                     18,464         17,401
                                             -------------   ------------
                                                  722,931        722,020
Less -  Accumulated Depreciation                 (285,765)      (276,222)
                                             -------------   ------------
                                                  437,166        445,798
                                             -------------   ------------
Other Assets:
      Deferred Charges in Process of
        Amortization                               40,154         43,318
      Acquired Contract Costs, Net of
        Accumulated Amortization of $19,311 and
        $18,706 in 1997 and 1996, Respectively     18,918         19,523
      Due from Related Parties                        425            443
      Other                                         6,656          6,517
                                             -------------   ------------
                                                   66,153         69,801
                                             -------------   ------------
                                                $ 634,323      $ 661,596
                                             =============   ============

      The accompanying notes are an integral part of these statements.

<PAGE 3>

                 INTERNATIONAL SHIPHOLDING CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                     (All Amounts in Thousands)
                            (Unaudited)

                                                March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' INVESTMENT          1997            1996
                                              -------------   ------------
Current Liabilities:
       Current Maturities of Long-Term Debt      $  31,279      $  33,470
       Current Maturities of Capital
         Lease Obligations                           2,579          1,981
       Accounts Payable and Accrued Liabilities     53,489         67,690
       Current Deferred Income Tax Liability           387            811
       Current Liabilities to be Refinanced         (1,908)        (7,680)
                                              -------------   -------------
Total Current Liabilities                           85,826         96,272
                                              -------------   -------------

Current Liabilities to be Refinanced                 1,908          7,680
                                              -------------   -------------
Billings in Excess of Income Earned
  and Expenses Incurred                              6,324          8,635
                                              -------------   -------------
Long-Term Capital Lease Obligations,
  Less Current Maturities                           15,313         17,642
                                              -------------   -------------
Long-Term Debt, Less Current Maturities            291,790        299,434
                                              -------------   -------------
Reserves and Deferred Credits:
       Deferred Income Taxes                        41,110         40,673
       Claims and Other                             19,448         18,853
                                              -------------   -------------
                                                    60,558         59,526
                                              -------------   -------------
Commitments and Contingent Liabilities

Stockholders' Investment:
       Common Stock                                  6,756          6,756
       Additional Paid-in Capital                   54,450         54,450
       Retained Earnings                           112,485        112,310
       Less - Treasury Stock                        (1,133)        (1,133)
       Unrealized Holding Gain on
         Marketable Securities                          46             24
                                              -------------   -------------
                                                   172,604        172,407
                                              -------------   -------------
                                                 $ 634,323      $ 661,596
                                              =============   =============

   The accompanying notes are an integral part of these statements.

<PAGE 4>

               INTERNATIONAL SHIPHOLDING CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
    (All Amounts in Thousands Except Share and Per Share Data)
                           (Unaudited)

                                                 Three Months Ended
                                               March 31,        March 31,
                                                 1997             1996
                                             -------------   -------------
Revenues                                      $   83,519       $  89,490
Subsidy Revenue                                    6,475           5,745
                                             -------------   -------------
                                                  89,994          95,235
                                             -------------   -------------
Operating Expenses:
         Voyage Expenses                          66,898          70,093
         Vessel and Barge Depreciation             8,522           7,995
                                             -------------   -------------
Gross Voyage Profit                               14,574          17,147
                                             -------------   -------------

Administrative and General Expenses                6,878           6,690
                                             -------------   -------------
         Operating Income                          7,696          10,457
                                             -------------   -------------
Interest:
         Interest Expense                          7,001           7,295
         Investment Income                          (372)           (426)
                                             -------------   -------------
                                                   6,629           6,869
                                             -------------   -------------

Income Before Provision for Income Taxes           1,067           3,588
                                             -------------   -------------
Provision for Income Taxes:
         Federal                                     389           1,290
         State                                        85              50
                                             -------------   -------------
                                                     474           1,340
                                             -------------   -------------
Net Income                                    $      593      $    2,248
                                             =============   =============
Earnings Per Common Share:
         Net Income                           $     0.09      $     0.34
                                             =============   =============
Weighted Average Shares of Common Stock
  Outstanding                                  6,682,887       6,682,887

    The accompanying notes are an integral part of these statements.

<PAGE 5>

                 INTERNATIONAL SHIPHOLDING CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'INVESTMENT
                     (All Amounts in Thousands)
                            (Unaudited)
                                                            Net
                           Additional                    Unrealized
                   Common   Paid-In   Retained  Treasury  Holding
                    Stock   Capital   Earnings   Stock   Gain/(Loss) Total
                 ------------------------------------------------------------
Balance at
  December 31,
  1995             $6,756   $54,450   $106,158   ($1,133)     $30   $166,261

Net Income for Year
  Ended December 31,
  1996                -        -         7,823       -         -       7,823

Cash Dividends        -        -        (1,671)      -         -      (1,671)

Unrealized Holding Loss
   on Marketable
   Securities,
   Net of Deferred
   Taxes              -        -          -          -        (6)        (6)
                 ------------------------------------------------------------
Balance at
   December 31,
   1996           $6,756   $54,450   $112,310   ($1,133)     $24   $172,407
                =============================================================
Net Income for Three
   Months Ended
   March 31, 1997     -        -          593        -         -        593

Cash Dividends        -        -         (418)       -         -       (418)

Unrealized Holding Gain
   on Marketable
   Securities,
   Net of Deferred
   Taxes              -        -          -          -        22         22
                  -----------------------------------------------------------
Balance at March 31,
   1997           $6,756   $54,450   $112,485   ($1,133)     $46   $172,604
                 ============================================================

   The accompanying notes are an integral part of these statements.

<PAGE 6>

              INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  (All Amounts in Thousands)
                          (Unaudited)
                                                  Three Months Ended
                                                      March 31,
                                                  1997          1996
                                               ----------    ----------
Cash Flows from Operating Activities:
    Net Income                                  $    593      $  2,248
    Adjustments to Reconcile Net Income
      to Net Cash Provided by
      Operating Activities:
         Depreciation                              9,226         8,519
         Amortization of Deferred Charges
           and Other Assets                        5,628         4,495
         Provision for Deferred Income Taxes         389         1,360
         Loss on Sale of Assets                      -               3
      Changes in:
            Accounts Receivable                   10,504        (3,658)
            Net Investment in Direct
              Financing Leases                       861           534
            Inventories and Other Current Assets  (2,369)        2,320
            Other Assets                             374          (252)
            Accounts Payable and Accrued
              Liabilities                        (10,081)        7,201
            Federal Income Taxes Payable            (192)       (7,718)
            Unearned Income                       (2,311)        1,049
            Reserve for Claims and Other
              Deferred Credits                       595          (986)
                                                ----------    ----------
Net Cash Provided by Operating Activities         13,217        15,115
                                                ----------    ----------
Cash Flows from Investing Activities:
    Purchase of Vessels and Other Property        (4,073)      (15,987)
    Additions to Deferred Charges                 (2,479)       (1,002)
    Proceeds from Short-Term Investments             -             726
    Other Investing Activities                       573         9,919
                                                ----------    ----------
Net Cash Used by Investing Activities             (5,979)       (6,344)
                                                ----------    ----------
Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt                38,657        19,814
    Reduction of Debt and Capital Lease
      Obligations                                (50,224)      (16,053)
    Additions to Deferred Financing Charges          (23)       (1,214)
    Common Stock Dividends Paid                     (418)         (418)
                                                ----------    ----------
Net Cash (Used) Provided by Financing Activities (12,008)        2,129
                                                ----------    ----------
Net (Decrease) Increase in Cash and Cash
  Equivalents                                     (4,770)       10,900
Cash and Cash Equivalents at Beginning of
  Period                                          43,020        54,281
                                                ----------    ----------
Cash and Cash Equivalents at End of Period      $ 38,250      $ 65,181
                                                ==========    ==========

    The accompanying notes are an integral part of these statements.

<PAGE 7>

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          MARCH 31, 1997
                           (Unaudited)

Note 1.  Basis of Preparation
     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K of International Shipholding Corporation for the year ended December 31, 1996. Certain reclassifications have been made to prior period financial information in order to conform to current year presentations.
      Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1997. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.
      The foregoing 1997 interim results are not necessarily indicative of the results of operations for the full year 1997.
     The Company's policy is to consolidate all subsidiaries in which it holds greater than 50% voting interest. All significant intercompany accounts and transactions have been eliminated.

Note 2.  Current Liabilities to be Refinanced
      The Company has $1,908,000 remaining to be drawn on a long-term loan with a commercial bank obtained to finance the purchase and refurbishment of a LASH vessel to provide ocean transportation services. The costs remaining for the refurbishment are expected to be paid within one year and are included in "Accounts Payable and Accrued Liabilities" on the Company's March 31, 1997, consolidated balance sheet. To properly reflect the Company's "Current Liabilities" as of March 31, 1997, this amount to be refinanced of $1,908,000 was reclassified as a long-term liability and included in "Current Liabilities to be Refinanced".

<PAGE 8>
Note 3.  Earnings Per Share
     In February of 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share," which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 1, 1997, and requires restatement for all prior period earnings per share data presented. Earnings per share calculated in accordance with FAS 128 would be unchanged for the periods presented.

<PAGE 9>
   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


     Certain statements made in this report or elsewhere by, or on behalf of, the Company that are not based on historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about future events and are therefore subject to risks and uncertainties. The Company cautions readers that certain important factors have affected and may affect in the future the Company's actual consolidated results of operations and may cause future results to differ materially from those expressed in or implied by any forward-looking statements made in this report or elsewhere by, or on behalf of, the Company. For a description of certain of these important factors, refer to the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

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


<PAGE 10>
                    RESULTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 1997
      COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Gross Voyage Profit
-------------------
     Gross voyage profit decreased 15.0% to $14.6 Million in the first quarter of 1997 as compared to $17.1 Million in the same period of 1996. Gross voyage profit was primarily impacted by lower operating results from the Company's LASH vessels employed in its liner services. The Company's liner service between ports on the U.S. Gulf/U.S. Atlantic Coast and South Asia produced less gross voyage profit primarily due to an increase in the number of days out of service for vessel drydocking during the first quarter of 1997 as compared to the same period last year. Early in the first quarter of 1997, the Company added the newly acquired and
refurbished  LASH  vessel,  the  Atlantic  Forest,  to   its
TransAtlantic liner service. This added capacity coincided with a soft spot in the market complicated by a strengthened dollar that tended to reduce U.S. exports resulted in a lower gross voyage profit from this service during the first quarter of 1997 as compared to the first quarter of 1996.
      To  a lesser degree, the following factors contributed
to   the   decrease  in  gross  voyage  profit:    scheduled
charterhire rate reductions, effective January 1, 1997, for the Company's three Roll-On/Roll-Off vessels employed in the
Military   Prepositioning   Service;   lower   spot   market
charterhire rates on the Company's Cape-Size Bulk Carrier; the lay-up for most of the first quarter of 1997 of one of the Company's ice-strengthened multi-purpose vessels which operated in the Company's TransAtlantic liner service during the first quarter of last year (this vessel will commence a Military Sealift Command (MSC) charter in the third quarter of this year); and a reduction in the amount of coal moved by the Company's domestic river operations due to adverse conditions on the Mississippi and Ohio Rivers.
      These decreases in gross voyage profit were partially offset by the operation of the Company's U.S. Flag Coal Carrier, the Energy Enterprise, on long-term contract to a major U.S. utility for the full first quarter of 1997, as compared to the first quarter of 1996, when the vessel operated for only part of the quarter. Additionally, there was an increase in the amount of cargo moved by the Company's Special Purpose Vessels ("SPV") and barges under long-term contract providing transportation services to a major mining company in Indonesia as compared to the same period in 1996.
<PAGE 11>
      The  Company's  Operating Differential  Subsidy  (ODS)
agreement for its four LASH vessels in Waterman's liner service expired for each of the vessels as their respective 1996 year-end cross-over voyages terminated during the first and second quarters of 1997. Upon the expiration of ODS, these vessels began participation in the Maritime Subsidy Program (MSP), which provides for subsidy payments of approximately $2.1 Million per vessel per year, as compared to approximately $5.8 Million per vessel per year under the ODS. In an effort to overcome the decrease in the amount of subsidy payments to be provided under MSP, as compared to ODS, the Company is pursuing various options such as
reduction  of  shipboard and shoreside costs.   Two  of  the
Company's Pure Car Carriers completed their first full quarter as participants in the MSP during the first quarer of 1997.
      Vessel and barge depreciation for the first quarter of 1997 increased 6.6% to $8.5 Million as compared to $8.0 Million in the same period of 1996 primarily because the Energy Enterprise was in service for the full first quarter of this year but did not commence operations until February
of   1996.   Additionally,  depreciation  expense  increased
because the Atlantic Forest and associated LASH barges, which the Company purchased and refurbished late last year,
began   operations  in  early  1997.   These  increases   in
depreciation expense were partially offset by a decrease resulting from the sale, in mid-1996, of the Company's semi-submersible barge, the Caps Express.

Other Income and Expenses
-------------------------
     In its continuing effort to decrease overhead expenses, the Company effected a small reduction in force at the end of the first quarter of this year. Severance payments resulting from this reduction were the primary reason for the increase in administrative and general expenses from $6.7 Million in the first quarter of 1996 to $6.9 Million in the same period in 1997.
      Interest expense decreased 4.0% from $7.3 Million in the first quarter of 1996 to $7.0 Million in the same period of 1997 primarily due to regularly scheduled payments on existing outstanding debt, the early repayment of a $9.5 Million long-term debt at the end of the first quarter of 1996, and the expiration last year of an interest rate swap agreement on which the Company had incurred interest during the first quarter of 1996. These decreases were partially offset by increases resulting from interest incurred on higher outstanding balances drawn on lines of credit, additional draws on the long-term financing of the SPV's, and the financing of the Atlantic Forest and associated barges.
<PAGE 12>
      Investment income decreased from $426,000 in the first quarter of 1996 to $372,000 in the same period of 1997 reflecting a reduction in the balance of invested funds.

Income Taxes
------------
      The Company provided $474,000 for Federal income taxes in the first quarter of 1997 as compared to $1.3 Million in the first quarter of 1996. The statutory rate was 35% for both periods.

               LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital decreased from $26.9 Million at December 31, 1996, to $23.2 Million at March 31, 1997. Cash and cash equivalents decreased during the first quarter of 1997 by $4.8 Million to a total of $38.3 Million.
      Positive cash flows were achieved from operating activities in the first quarter of 1996 in the amount of $13.2 Million. The major sources of cash from operations were net income, adjusted for non-cash provisions such as depreciation and amortization, and collections on Accounts Receivable. These sources of cash were partially offset by the use of cash to reduce Accrued Liabilities and Accounts Payable.
     Net cash used for investing activities amounted to $6.0 Million during the first quarter of 1997. Major investments included capital improvements on the Atlantic Forest, Energy Enterprise, and the SPV's which amounted to $1.8 Million, $812,000, and $572,000, respectively. Other uses of cash included the addition of $2.5 Million in deferred vessel drydocking charges. Proceeds from investing activities included $573,000 received upon the maturity of certain marketable securities.
      Net cash used by financing activities during the first quarter of 1997 totaled $12.0 Million. Proceeds from the issuance of debt obligations of $38.7 Million included $28.0 Million drawn under the Company's lines of credit, of which $18.5 Million was outstanding as of March 31, 1997, $6.5 Million from the refinancing of balloon notes due on certain of the Company's debt early this year, and $4.2 Million associated with the refurbishment of the Atlantic Forest. Cash used for financing activities included $39.5 Million to repay amounts which were drawn under lines of credit in late 1996 and early 1997, $10.7 Million for regularly scheduled
<PAGE 13>
payments  on  other  outstanding  debt  and  capital   lease
obligations,  and  $418,000 to meet  common  stock  dividend requirements.
     To meet short-term requirements when fluctuations occur in working capital, the Company has available three lines of credit totaling $35.0 Million. As of March 31, 1997, $18.5 Million was drawn on these lines of credit, of which $7.0 Million was repaid early in the second quarter of 1997.
      The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.
      At a regular meeting held April 16, 1997, the Board of Directors declared a quarterly dividend of 6.25 cents per Common Share payable on June 20, 1997, to shareholders of record on June 6, 1997.
<PAGE 14>
                 PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held April 16, 1997.
The matters voted upon and the results of the voting were as follows:

(1)  Election of Board of Directors:

                          Shares Voted For         Withheld Authority
                          ----------------         ------------------
     Niels W. Johnsen         5,798,589                 50,299
     Erik F. Johnsen          5,798,589                 50,299
     Harold S. Grehan         5,798,589                 50,299
     Niels M. Johnsen         5,798,589                 50,299
     Laurance Eustis          5,799,739                 49,149
     Raymond V. O'Brien       5,800,464                 48,424
     Edwin Lupberger          5,800,464                 48,424
     Edward K. Trowbridge     5,799,996                 48,892
     Erik L. Johnsen          5,797,164                 51,724

(2) Ratification of Arthur Andersen, LLP, certified public accountants, as independent auditors for the Corporation for the fiscal year ending December 31, 1997:

     Shares Voted For         5,815,853
     Shares Voted Against         4,802
     Abstentions                 28,233


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT INDEX
                        Exhibit Number         Description
                       -----------------      ----------------------------
     Part I Exhibits:         27              Financial Data Schedule

     Part  II  Exhibits:       3              Restated Certificate of
                                              Incorporation, as amended, and
                                              By-Laws  of the Registrant
                                              (filed with the Securities and
                                              Exchange Commission as Exhibit
                                              3 to the Registrant's Form 10-Q
                                              for the quarterly period ended
                                              June 30, 1996, and incorporated
                                              herein by reference)

(b) No reports on Form 8-K have been filed for the three months ended March 31, 1997.
<PAGE 15>

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


Date    May 13, 1997
     -----------------