Form 10-Q
period 1997-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 1997-08-13
CIK 278041

<PAGE 1>
        INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                         FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
X         For the quarterly period ended June 30,1997
                                         ------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_________to_________

Commission file number             2-63322
                      ----------------------------------

                  INTERNATIONAL SHIPHOLDING CORPORATION
-------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

       Delaware                                36-2989662
--------------------------------    -------------------------------------
(State or other jurisdiction of     (I.R.S.Employer Identification Number)
incorporation or organization)

650 Poydras Street            New Orleans, Louisiana    70130
-------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

                                (504) 529-5461
-------------------------------------------------------------------------
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.    YES____X_____     NO__________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $1 Par Value      6,682,887 shares    (June 30, 1997)
                                   ------------------
<PAGE 2>

                        Part I - Financial Information


                    INTERNATIONAL SHIPHOLDING CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                         (All Amounts in Thousands)
                                (Unaudited)


                                             June 30,        December 31,
ASSETS                                         1997              1996
                                          ---------------   --------------
Current Assets:
    Cash and Cash Equivalents              $   43,310        $   43,020
    Marketable Securities                       2,204             2,727
    Accounts Receivable, Net of Allowance
      for Doubtful Accounts of $226 and $256
      in 1997 and 1996, Respectively:
         Traffic                               33,154            42,404
         Agents'                                9,213            10,343
         Claims and Other                       3,064             3,048
    Federal Income Taxes Receivable               446             1,366
    Net Investment in Direct Financing Leases   1,966             2,033
    Other Current Assets                        6,512             6,216
    Material and Supplies Inventory, at Cost   13,485            12,043
                                          ---------------   ---------------
Total Current Assets                          113,354           123,200
                                          ---------------   ---------------
Net Investment in Direct Financing Leases      21,497            22,797
                                          ---------------   ---------------
Vessels, Property and Other Equipment, at Cost:
    Vessels and Barges                        683,370           676,267
    Other Marine Equipment                      7,543             7,500
    Terminal Facilities                        18,284            18,535
    Land                                        2,317             2,317
    Furniture and Equipment                    18,340            17,401
                                          ---------------   ---------------
                                              729,854           722,020
Less -  Accumulated Depreciation             (294,759)         (276,222)
                                          ---------------   ---------------
                                              435,095           445,798
                                          ---------------   ---------------
Other Assets:
    Deferred Charges in Process of
      Amortization                             44,276            43,318
    Acquired Contract Costs, Net of
      Accumulated Amortization of $11,972 and
      $18,706 in 1997 and 1996, Respectively   18,554            19,523
    Due from Related Parties                      406               443
    Other                                       7,880             6,517
                                          ---------------   ---------------
                                               71,116            69,801
                                          ---------------   ---------------
                                           $  641,062        $  661,596
                                          ===============   ===============

      The accompanying notes are an integral part of these statements.

<PAGE 3>

                   INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                       (All Amounts in Thousands)
                             (Unaudited)

                                              June 30,         December 31,
                                                1997              1996
                                          ----------------   ---------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
    Current Maturities of Long-Term Debt    $   33,774        $   33,470
    Current Maturities of Capital Lease
      Obligations                                2,579             1,981
    Accounts Payable and Accrued Liabilities    65,567            67,690
    Current Deferred Income Tax Liability        1,475               811
    Current Liabilities to be Refinanced        (5,935)           (7,680)
                                          ----------------   ---------------
Total Current Liabilities                       97,460            96,272
                                          ----------------   ---------------

Current Liabilities to be Refinanced             5,935             7,680
                                          ----------------   ---------------
Billings in Excess of Income Earned
  and Expenses Incurred                          5,567             8,635
                                          ----------------   ---------------
Long-Term Capital Lease Obligations,
   Less Current Maturities                      15,313            17,642
                                          ----------------   ---------------

Long-Term Debt, Less Current Maturities        282,345           299,434
                                          ----------------   ---------------
Reserves and Deferred Credits:
    Deferred Income Taxes                       39,967            40,673
    Claims and Other                            21,603            18,853
                                          ----------------   ---------------
                                                61,570            59,526
                                          ----------------   ---------------
Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock                                  6,756             6,756
   Additional Paid-in Capital                   54,450            54,450
   Retained Earnings                           112,745           112,310
   Less - Treasury Stock                        (1,133)           (1,133)
   Unrealized Holding Gain on
     Marketable Securities                          54                24
                                          ----------------   ---------------
                                               172,872           172,407
                                          ----------------   ---------------
                                            $  641,062        $  661,596
                                          ================   ===============

      The accompanying notes are an integral part of these statements.

<PAGE 4>

                 INTERNATIONAL SHIPHOLDING CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       (All Amounts in Thousands Except Share and Per Share Data)
                            (Unaudited)

                               Three Months Ended        Six Months Ended
                             June 30,     June 30,     June 30,     June 30,
                               1997          1996         1997        1996
                            ----------   ----------   ----------   ----------
Revenues                     $  99,774    $  91,135    $ 183,293    $ 180,625
Subsidy Revenue                  2,746        6,640        9,221       12,385
                            ----------   ----------   ----------   ----------
                               102,520       97,775      192,514      193,010
                            ----------   ----------   ----------   ----------
Operating Expenses:
   Voyage Expenses              79,394       72,276      146,292      142,369
   Vessel and Barge
     Depreciation                8,627        8,040       17,149       16,035
                            ----------   ----------   ----------   ----------

Gross Voyage Profit             14,499       17,459       29,073       34,606
                            ----------   ----------   ----------   ----------
Administrative and General
 Expenses                        6,651        6,615       13,529       13,305
                            ----------   ----------   ----------   ----------
   Operating Income              7,848       10,844       15,544       21,301
                            ----------   ----------   ----------   ----------
Interest:
   Interest Expense              6,941        7,081       13,942       14,376
   Investment Income              (363)        (578)        (735)      (1,004)
                            ----------   ----------   ----------   ----------
                                 6,578        6,503       13,207       13,372
                            ----------   ----------   ----------   ----------

Income Before Provision for
  Income Taxes                   1,270        4,341        2,337        7,929
                            ----------   ----------   ----------   ----------

Provision for Income Taxes:
   Current                         379          114          872        1,996
   Deferred                         57        1,414          (47)         822
   State                           157          128          242          178
                            ----------   ----------   ----------   ----------
                                   593        1,656        1,067        2,996
                            ----------   ----------   ----------   ----------
Net Income                   $     677    $   2,685    $   1,270    $   4,933
                            ==========   ==========   ==========   ==========
Earnings Per Common Share:
   Net Income                $    0.10    $    0.40    $    0.19    $    0.74
                            ==========   ==========   ==========   ==========

Weighted Average Shares of
   Common Stock Outstanding  6,682,887    6,682,887    6,682,887    6,682,887

     The accompanying notes are an integral part of these statements.

<PAGE 5>

                     INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                          (All Amounts in Thousands)
                                (Unaudited)
                                                              Net
                             Additional                    Unrealized
                     Common   Paid-In   Retained  Treasury   Holding
                     Stock    Capital   Earnings    Stock  Gain/(Loss)  Total
                    --------  --------  --------  --------  --------  --------
Balance at
  December 31, 1995   $6,756   $54,450  $106,158   ($1,133)      $30  $166,261

Net Income for Year Ended
  December 31, 1996      -         -       7,823       -         -       7,823

Cash Dividends           -         -      (1,671)      -         -      (1,671)

Unrealized Holding Loss on
  Marketable Securities,
  Net of Deferred
  Taxes                  -         -         -         -          (6)       (6)
                    --------  --------  --------  --------  --------  --------
Balance at
  December 31, 1996   $6,756   $54,450  $112,310   ($1,133)      $24  $172,407
                    ========  ========  ========  ========  ========  ========
Net Income for the Period
  Ended June 30, 1997    -         -       1,270       -         -       1,270

Cash Dividends           -         -        (835)      -         -        (835)

Unrealized Holding Gain on
  Marketable Securities,
  Net of Deferred
  Taxes                  -         -         -         -          30        30
                    --------  --------  --------  --------  --------  --------
Balance at
  June 30, 1997       $6,756   $54,450  $112,745   ($1,133)      $54  $172,872
                    ========  ========  ========  ========  ========  ========

      The accompanying notes are an integral part of these statements.

<PAGE 6>

                    INTERNATIONAL SHIPHOLDING CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (All Amounts in Thousands)
                                (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                    1997           1996
                                                -----------    -----------
Cash Flows from Operating Activities:
    Net Income                                   $    1,270     $    4,933
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Depreciation                                18,541         17,097
         Amortization of Deferred Charges and
           Other Assets                              11,660          9,002
         Provision for Deferred Income Taxes            825          2,887
         Gain on Sale of Assets                         -              (87)
    Changes in:
          Accounts Receivable                        10,101         (2,055)
          Net Investment in Direct Financing Leases   1,366          1,060
          Inventories and Other Current Assets       (1,683)         1,509
          Other Assets                                 (778)           147
          Accounts Payable and Accrued Liabilities      142          4,513
          Federal Income Taxes Payable                 (368)        (9,570)
          Unearned Income                            (3,068)         1,084
          Reserve for Claims and Other
            Deferred Credits                          2,750           (206)
                                                -----------     ----------
Net Cash Provided by Operating Activities            40,758         30,314
                                                -----------     ----------
Cash Flows from Investing Activities:
    Purchase of Vessels and Other Property          (12,627)       (28,688)
    Additions to Deferred Charges                    (9,081)        (2,604)
    Proceeds from Sale of Assets                          5             97
    Proceeds from Short-Term Investments               -             1,799
    Other Investing Activities                          612          9,503
                                                -----------    -----------
Net Cash Used by Investing Activities               (21,091)       (19,893)
                                                -----------    -----------
Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt                   59,632         44,628
    Reduction of Debt and Capital Lease
      Obligations                                   (78,148)       (39,646)
    Additions to Deferred Financing Charges             (26)        (1,465)
    Common Stock Dividends Paid                        (835)          (835)
                                                ------------    -----------
Net Cash (Used) Provided by Financing Activities     (19,377)         2,682
                                                ------------    -----------
Net Increase in Cash and Cash Equivalents                290         13,103
Cash and Cash Equivalents at Beginning of Period      43,020         54,281
                                                ------------    -----------
Cash and Cash Equivalents at End of Period       $    43,310     $   67,384
                                                ============    ===========

      The accompanying notes are an integral part of these statements.

<PAGE 7>

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1997
                                (Unaudited)

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

Note 2.  Current Liabilities to be Refinanced
       During the second quarter of 1997, the Company performed extensive drydock work on one of its Ice-Strengthened Multi-Purpose vessels to prepare that vessel for the commencement of a Military Sealift Command contract. As of June 30, 1997, the Company had committed to financing this drydock through a $5,000,000 long-term loan with a commercial bank. As of June 30, 1997, the Company also had $953,000 remaining to be drawn on a long-term loan with a commercial bank obtained to finance the purchase and refurbishment of a LASH vessel. The costs remaining to be paid for the aforementioned drydock and refurbishment are expected to be paid within one year and are included in "Accounts Payable and Accrued Liabilities" on the Company's June 30, 1997,

<PAGE 8>
consolidated balance sheet. To properly reflect the Company's "Current Liabilities" as of June 30, 1997, these amounts to be refinanced which totaled $5,935,000 were reclassified as long-term liabilities and included in "Current Liabilities to be Refinanced".

Note 3.  Comprehensive Income
      In June of 1997, the Financial Accounting Standards Board issued Statement No. 130 (FAS 130), "Reporting Comprehensive Income," which requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. FAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and requires restatement for all prior period comparative financial statements. The effect on the Company of implementing FAS 130 will not be material.

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

<PAGE 10>
                            RESULTS OF OPERATIONS

                        SIX MONTHS ENDED JUNE 30, 1997
                COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

Gross Voyage Profit
-------------------
     Gross voyage profit decreased 16.0% to $29.1 Million in the first six months of 1997 as compared to $34.6 Million in the same period of 1996.
Gross voyage profit was primarily impacted by 65 more out of service days in 1997 than 1996 for scheduled drydocking and repairs. The Company's gross voyage profit was also negatively impacted when the Company decided to discontinue development of a new LASH service between the U.S. Gulf and Brazil. During the second quarter of this year, previously deferred costs of approximately $1.2 Million were charged to operating expense for termination costs and the repositioning of equipment.
       Scheduled charterhire rate reductions, effective January 1, 1997, for the Company's three Roll-On/Roll-Off vessels employed in the Military Prepositioning Service also contributed to the decrease in gross voyage profit.
      Early in the first quarter of 1997, the Company added the newly acquired and refurbished LASH vessel, Atlantic Forest, to its TransAtlantic liner service. This added capacity coinciding with a soft spot in the market complicated by a strengthened dollar that tended to reduce U.S. exports resulted in a lower gross voyage profit from this service during the first half of 1997 as compared to the same period of 1996.
      The Company's Operating Differential Subsidy (ODS) agreements for its four LASH vessels in Waterman's liner service expired for each of the vessels as their respective 1996 year-end cross-over voyages terminated during the first and second quarters of 1997. Upon the expiration of the ODS agreements, these vessels began participation in the Maritime Security Program (MSP), which provides for subsidy payments of approximately $2.1 Million per vessel per year, as compared to approximately $5.8 Million per vessel per year under the ODS. In order to partially overcome the decrease in the amount of subsidy payments provided under MSP, as compared to ODS, the Company was able to reduce its shipboard and shoreside costs.
      MSP payments received on the Company's U.S. Flag Pure Car Carriers, which became participants in the MSP during October of 1996, and an increase in the amount of cargo moved by the Company's Special Purpose Vessels ("SPV") and barges, under long-term contract providing transportation services to a major mining company in Indonesia, partially offset the aforementioned decreases in gross voyage profit. Additionally, the first six months of 1996

<PAGE 11>
were negatively impacted by a damage claim made against the Company's insurance subsidiary causing an increase in gross profit for this subsidiary for the first six months of 1997.
      Vessel and barge depreciation for the first six months of 1997 increased 6.9% to $17.1 Million as compared to $16.0 Million in the same period of 1996 due to the commencement of operations of the Energy Enterprise, Atlantic Forest and associated LASH barges, and a container vessel, Java Sea, operating in conjunction with the two SPV's in February of 1996, September of 1996, and January of 1997, respectively. These increases were partially offset by a decrease resulting from the sale, in mid-1996, of the Company's semi-submersible barge, the Caps Express.

Other Income and Expenses
-------------------------
     In its continuing effort to decrease overhead expenses, the Company effected a small reduction in force at the end of the first quarter of this year. Severance payments resulting from this reduction were the primary reason for the increase in administrative and general expenses from $13.3 Million in the first six months of 1996 to $13.5 Million in the same period in 1997.
      Interest expense decreased 3.0% from $14.4 Million in the first six months of 1996 to $13.9 Million in the same period of 1997 primarily due to regularly scheduled payments on outstanding debt, the expiration last year of an interest rate swap agreement on which the Company had incurred interest during the first half of 1996, and the early repayment of a $9.5 Million long-term debt at the end of the first quarter of 1996. These decreases were partially offset by increases resulting from interest incurred on higher outstanding balances drawn on lines of credit, additional draws on the long-term financing of the SPV's, the financing of the Atlantic Forest and associated barges, and the financing of the Java Sea.
     Investment income decreased from $1.0 Million in the first six months of 1996 to $735,000 in the same period of 1997 reflecting a reduction in the balance of invested funds.

Income Taxes
------------
      The Company provided $825,000 for Federal income taxes in the first six months of 1997 as compared to $2.8 Million in the first six months of 1996. The statutory rate was 35% for both periods.

<PAGE 12>
                       SECOND QUARTER ENDED JUNE 30, 1997
                COMPARED TO SECOND QUARTER ENDED JUNE 30, 1996

Gross Voyage Profit
-------------------
     Gross voyage profit decreased 17.0% to $14.5 Million in the second quarter of 1997 as compared to $17.5 Million in the same period of 1996. Gross voyage profit was primarily affected by increased out of service days for the Company's Waterman LASH vessels and its U.S. Flag Coal Carrier, Energy Enterprise. In addition, the strength of the dollar tended to reduce U.S. exports resulting in a lower gross voyage profit from the Company's TransAtlantic liner service during the first half of 1997 as compared to the same period of 1996.
     The charterhire rate reductions for the Company's three Roll-On/Roll-Off vessels and the costs related to the discontinued development of the Brazil LASH service also reduced the second quarter gross voyage profit of this year as compared to the same period last year.
      MSP payments received on the Company's U.S. Flag Pure Car Carriers and a damage claim made in the second quarter of last year against the Company's insurance subsidiary caused an increase in gross profit for the first six months of 1997 as compared to the same period of 1996.
     Vessel and barge depreciation for the second quarter of 1997 increased 7.3% to $8.6 Million as compared to $8.0 Million in the same period of 1996 primarily due to the commencement of operations of the Atlantic Forest and associated LASH barges as well as the Java Sea in January of 1997 and September of 1996, respectively.

Other Income and Expenses
-------------------------
      Administrative and general expenses for the second quarter of this year were comparable to the same period last year.
      Interest expense decreased slightly from $7.1 Million in the second quarter of 1996 to $6.9 Million in the same period of 1997 primarily due to regularly scheduled payments on outstanding debt and the expiration last
year  of  an interest rate swap  agreement.   These  decreases were partially
offset by the increases described  in  the six months comparison above.
     Investment income decreased from $578,000 in the second quarter of 1996 to $363,000 in the same period of 1997 reflecting a reduction in the balance of invested funds.


<PAGE 13>
Income Taxes
------------
      The Company provided $436,000 for Federal income taxes in the second quarter of 1997 as compared to $1.5 Million in the second quarter of 1996. The statutory rate was 35% for both periods.

                    LIQUIDITY AND CAPITAL RESOURCES

      The  Company's  working capital decreased  from $26.9 Million  at
December 31, 1996, to $15.9 Million at June  30, 1997.   Cash and cash
equivalents increased during the first six months of 1997 by $290,000 to a total of $43.3 Million.
      Positive cash flows were achieved from operating activities in the first six months of 1997 in the amount of $40.8 Million. The major sources of cash from operations were net income, adjusted for non-cash provisions such as depreciation and amortization, and collections on accounts receivable.
      Net cash used for investing activities amounted to $21.1 Million during the first six months of 1997. Major investments included the purchase for $3.1 Million of a new LASH vessel, Willow, and capital improvements
on the following:   Atlantic  Forest and  associated  LASH  barges; Energy
Enterprise; one of the LASH vessels operating in the Waterman liner service; and the SPV's which amounted to $4.3 Million, $2.0 Million, $1.8 Million, and $581,000, respectively. Other uses of cash included the addition of
$9.1 Million in deferred vessel drydocking charges. Proceeds from investing activities included $573,000 received upon the maturity of certain marketable securities.
      Net cash used by financing activities during the first six months of 1997 totaled $19.4 Million. Proceeds from the issuance of debt obligations of $59.6 Million included $48.0 Million drawn under the Company's lines of credit, of which $19.3 Million was outstanding as of June 30, 1997;
$6.5 Million from the refinancing of balloon notes due on certain of the Company's debt early this year; and $5.1 Million associated with the refurbishment of the Atlantic Forest and associated LASH barges. Cash used for financing activities included $58.7 Million to repay amounts which were drawn under lines of credit in late 1996 and in 1997, $19.4 Million for regularly scheduled payments on other outstanding debt and capital lease obligations, and $835,000 to meet common stock dividend requirements.
      Late in the second quarter of this year, the Company purchased a LASH vessel renamed Willow for $2.6 Million. This vessel will be refurbished at a cost of approximately $10 Million and will join the Company's LASH fleet later this year as a possible replacement for one of the Company's

<PAGE 14>
older LASH vessels. The purchase was financed with draws on the Company's lines of credit. The Company has committed to the purchase of two additional LASH vessels for a total of approximately $16.9 Million in the third quarter of this year. These vessels will also be refurbished for approximately $10 Million each and will also likely replace older LASH vessels in the Company's fleet. The Company is currently investigating various options for the financing of the purchase of these two additional vessels in the third quarter and for the refurbishment of all three vessels.
     To meet short-term requirements when fluctuations occur in working capital, the Company has available three lines of credit totaling $35.0 Million. As of June 30, 1997, $19.3 Million was drawn on these lines of credit, of which $8.0 Million was repaid early in the third quarter of 1997.
      The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.
      At a regular meeting held July 16, 1997, the Board of Directors declared a quarterly dividend of 6.25 cents per Common Share payable on September
19, 1997, to shareholders of record on September 5, 1997.

<PAGE 15>
                PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The matters voted upon and results of the voting at the Company's annual meeting of shareholders held April 16, 1997, were reported in response to
Item 4 of the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1997, and are incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT INDEX
                            Exhibit Number        Description
                            --------------        ------------------------
     Part I Exhibits:              27             Financial Data Schedule

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

(b) No reports on Form 8-K have been filed for the three months ended June 30, 1997.



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


Date     August 12, 1997
     __________________________