Form 10-Q
period 1997-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 1997-11-07
CIK 278041

          INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q

(Mark One)

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 1997
                                        -----------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_________to_________

Commission file number             2-63322
                      -------------------------------

                      INTERNATIONAL SHIPHOLDING CORPORATION
----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

       Delaware                                36-2989662
-------------------------------        --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

650 Poydras Street            New Orleans, Louisiana        70130
-----------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

                                 (504) 529-5461
-----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

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

    Common Stock  $1 Par Value       6,682,887 shares (September 30,  1997)
                                     ----------------

                   Part I - Financial Information

               INTERNATIONAL SHIPHOLDING CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS
                    (All Amounts in Thousands)
                           (Unaudited)


                                         September 30,      December 31,
ASSETS                                       1997              1996
                                        ---------------    ---------------
Current Assets:
   Cash and Cash Equivalents              $  25,208          $  43,020
   Marketable Securities                     10,184              2,727
   Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $183 and $256
    in 1997 and 1996, Respectively:
       Traffic                               39,728             42,404
       Agents'                                8,509             10,343
       Claims and Other                       2,266              3,048
   Federal Income Taxes Receivable              404              1,366
   Net Investment in Direct Financing Leases  1,949              2,033
   Other Current Assets                       5,579              6,216
   Material and Supplies Inventory, at Cost  13,899             12,043
                                        ---------------   ----------------
Total Current Assets                        107,726            123,200
                                        ---------------   ----------------
Marketable Equity Securities                    757                -
                                        ---------------   ----------------
Net Investment in Direct Financing Leases    21,177             22,797
                                        ---------------   ----------------
Vessels, Property and Other
Equipment, at Cost:
   Vessels and Barges                       688,240            676,267
   Other Marine Equipment                     7,587              7,500
   Terminal Facilities                       18,291             18,535
   Land                                       2,317              2,317
   Furniture and Equipment                   18,553             17,401
                                       ----------------   ----------------
                                            734,988            722,020
Less -  Accumulated Depreciation           (303,984)          (276,222)
                                       ----------------   ----------------
                                            431,004            445,798
                                       ----------------   ----------------
Other Assets:
   Deferred Charges in Process of
     Amortization                            41,155             43,318
   Acquired Contract Costs, Net of
     Accumulated Amortization of
     $12,335 and $18,706 in 1997
     and 1996, Respectively                  18,190             19,523
   Due from Related Parties                     388                443
   Other                                      7,346              6,517
                                       ----------------   ----------------
                                             67,079             69,801
                                       ----------------   ----------------
                                          $ 627,743          $ 661,596
                                       ================   ================

    The accompanying notes are an integral part of these statements.

                 INTERNATIONAL SHIPHOLDING CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS
                     (All Amounts in Thousands)
                           (Unaudited)

                                          September 30,      December 31,
                                              1997               1996
                                        ----------------   ---------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
   Current Maturities of Long-Term Debt   $  34,821          $  33,470
   Current Maturities of Capital Lease
     Obligations                              2,579              1,981
   Accounts Payable and Accrued Liabilities  52,080             67,690
   Current Deferred Income Tax Liability      1,945                811
   Current Liabilities to be Refinanced         -               (7,680)
                                        ----------------   ----------------
Total Current Liabilities                    91,425              96,272
                                        ----------------   ----------------
Current Liabilities to be Refinanced            -                 7,680
                                        ----------------   ----------------
Billings in Excess of Income Earned and
   Expenses Incurred                          8,102               8,635
                                        ----------------   ----------------
Long-Term Capital Lease Obligations,
   Less Current Maturities                   14,994              17,642
                                        ----------------   ----------------
Long-Term Debt, Less Current Maturities     277,982             299,434
                                        ----------------   ----------------
Reserves and Deferred Credits:
   Deferred Income Taxes                     38,980              40,673
   Claims and Other                          23,407              18,853
                                        ----------------   ----------------
                                             62,387              59,526
                                        ----------------   ----------------
Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock                               6,756               6,756
   Additional Paid-in Capital                54,450              54,450
   Retained Earnings                        112,732             112,310
   Less - Treasury Stock                     (1,133)             (1,133)
   Unrealized Holding Gain on
     Marketable Securities                       48                  24
                                        ----------------   ----------------
                                            172,853             172,407
                                        ----------------   ----------------
                                          $ 627,743           $ 661,596
                                        ================   ================

    The accompanying notes are an integral part of these statements.

                  INTERNATIONAL SHIPHOLDING CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         (All Amounts in Thousands Except Share and Per Share Data)
                               (Unaudited)
                           Three Months Ended        Nine Months Ended
                           Sept. 30,   Sept.30,     Sept. 30,  Sept. 30,
                             1997        1996         1997       1996
                          ---------   ---------    ---------   ---------
Revenues                  $  97,141   $  83,148    $ 280,434   $ 263,773
Subsidy Revenue               3,168       7,270       12,389      19,655
                          ---------   ---------    ---------   ---------
                            100,309      90,418      292,823     283,428
Operating Expenses:
   Voyage Expenses           78,566      66,039      224,858     208,408
   Vessel and Barge
    Depreciation              8,629       8,246       25,778      24,281
                          ---------   ---------    ---------   ---------
Gross Voyage Profit          13,114      16,133       42,187      50,739
                          ---------   ---------    ---------   ---------
Administrative and
 General Expenses             5,893       6,418       19,422      19,723
                          ---------   ---------    ---------   ---------
   Operating Income           7,221       9,715       22,765      31,016
                          ---------   ---------    ---------   ---------
Interest:
   Interest Expense           6,937       7,102       20,879      21,478
   Investment Income           (346)       (512)      (1,081)     (1,516)
                          ---------   ---------    ---------   ---------
                              6,591       6,590       19,798      19,962
                          ---------   ---------    ---------   ---------

Income Before Provision
 for Income Taxes               630       3,125        2,967      11,054
                          ---------   ---------    ---------   ---------
Provision for Income Taxes:
   Current                      898         409        1,770       2,405
   Deferred                    (696)        608         (743)      1,430
   State                         23          55          265         233
                          ---------   ---------    ---------   ---------
                                225       1,072        1,292       4,068
                          ---------   ---------    ---------   ---------

Net Income                $     405   $   2,053    $   1,675   $   6,986
                          =========   =========    =========   =========
Earnings Per Common Share:
         Net Income       $    0.06   $    0.31    $    0.25   $    1.05
                          =========   =========    =========   =========

Weighted Average Shares
 of Common Stock
 Outstanding              6,682,887   6,682,887    6,682,887   6,682,887

    The accompanying notes are an integral part of these statements.

                   INTERNATIONAL SHIPHOLDING CORPORATION
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'INVESTMENT
                       (All Amounts in Thousands)
                              (Unaudited)
                                                              Net
                                Additional                 Unrealized
                         Common  Paid-In  Retained Treasury Holding
                          Stock   Capital  Earnings  Stock  Gain/(Loss) Total
                         -------  -------  -------  -------  -------  -------
Balance at
 December 31, 1995       $ 6,756  $54,450 $106,158 ($1,133) $   30   $166,261

Net Income for Year Ended
 December 31, 1996          -        -       7,823     -       -        7,823

Cash Dividends              -        -      (1,671)    -       -       (1,671)

Unrealized Holding Loss on
 Marketable Securities,
 Net of Deferred Taxes      -        -        -        -        (6)        (6)
                         -------  -------  -------  -------  -------  -------
Balance at
 December 31, 1996       $ 6,756  $54,450 $112,310 ($1,133) $    24  $172,407
                         =======  =======  =======  =======  =======  =======
Net Income for the Period
 Ended September 30, 1997   -        -       1,675     -       -        1,675

Cash Dividends              -        -      (1,253)    -       -       (1,253)

Unrealized Holding Gain on
 Marketable Securities,
 Net of Deferred Taxes      -        -        -        -         24        24
                         -------  -------  -------  -------  -------  -------
Balance at
 September 30, 1997      $ 6,756  $54,450  $112,732 ($1,133) $    48  $172,853
                         =======  =======  =======  =======  =======  =======

    The accompanying notes are an integral part of these statements.

               INTERNATIONAL SHIPHOLDING CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (All Amounts in Thousands)
                            (Unaudited)
                                             Nine Months Ended
                                               September 30,
                                             1997         1996
                                          ----------   ----------
Cash Flows from Operating Activities:
  Net Income                              $   1,675    $   6,986
  Adjustments to Reconcile Net Income
   to Net Cash
    Provided by Operating Activities:
      Depreciation                           27,805       25,962
      Amortization of Deferred Charges
        and Other Assets                     18,200       14,043
      Provision for Deferred Income Taxes     1,027        3,835
      Gain on Sale of Assets                     (8)         (11)
    Changes in:
       Accounts Receivable                    4,647       (3,472)
       Net Investment in Direct Financing
         Leases                               1,704        1,581
       Inventories and Other Current Assets  (1,148)      (2,096)
       Other Assets                            (466)        (439)
       Accounts Payable and Accrued
         Liabilities                        (11,616)         620
       Federal Income Taxes Payable            (502)      (9,570)
       Unearned Income                         (533)       1,998
       Reserve for Claims and Other
         Deferred Credits                     4,770       (3,655)
                                          ----------   ----------
Net Cash Provided by Operating Activities    45,555       35,782
                                          ----------   ----------
Cash Flows from Investing Activities:
  Purchase of Vessels and Other Property    (17,248)     (54,813)
  Additions to Deferred Charges             (14,822)     (25,380)
  Proceeds from Sale of Assets                  245        2,512
  Purchase of and Proceeds from Short-Term
    Investments                              (7,484)       1,799
  Purchase of Marketable Equity Securities     (778)         -
  Other Investing Activities                    131       13,175
                                          ----------   ----------
Net Cash Used by Investing Activities       (39,956)     (62,707)
                                          ----------   ----------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Debt             73,066      104,376
  Reduction of Debt and Capital Lease
    Obligations                             (95,147)     (86,302)
  Additions to Deferred Financing Charges       (77)      (1,476)
  Common Stock Dividends Paid                (1,253)      (1,253)
                                          ----------   ----------
Net Cash (Used) Provided by Financing
 Activities                                 (23,411)      15,345
                                          ----------   ----------

Net Decrease in Cash and Cash Equivalents   (17,812)     (11,580)
Cash and Cash Equivalents at Beginning
 of Period                                   43,020       54,281
                                          ----------   ----------
Cash and Cash Equivalents at End of Period $ 25,208     $ 42,701
                                          ==========   ==========

    The accompanying notes are an integral part of these statements.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997
                            (Unaudited)

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

Note 2.  New Accounting Standards
      In  June  of 1997, the Financial Accounting  Standards Board   issued
Statement No. 130 (FAS 130), "Reporting Comprehensive Income," which requires that an aggregate amount of comprehensive income be reported in financial statements and displayed with the same prominence as other financial statement information. FAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and requires restatement for all prior period comparative financial statements. The effect on the Company of implementing FAS 130 will not be material.

     In February of 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share," which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all prior period earnings per share data presented. Earnings per share calculated in accordance with FAS 128 would be unchanged for the periods presented.

      In October of 1997, the Securities and Exchange Commission issued Staff Legal Bulletin No. 5 regarding the disclosure of Year 2000 Issues. The existing computer programs of many companies were designed without
considering the  impact  of  the  upcoming  change  in  century.   These
programs currently use only two digits to identify a year in the date field. When the Year 2000 is reached, these computer programs could fail or create erroneous results. The Company has analyzed the ability of its information systems to function properly as related to the Year 2000
issue   and  determined  that  the  costs  of  any  required modifications will not be material.

       INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

     Certain statements made in this report or elsewhere by, or  on  behalf
of,  the  Company  that  are  not  based  on historical  facts   are  intended
to  be   forward-looking statements  within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about future events and
are  therefore  subject  to  risks  and uncertainties.   The Company cautions
readers that certain important factors have affected and may affect in the future the Company's actual consolidated results of operations and may cause future results to differ materially from those expressed in or implied by any forward-looking statements made in this report or elsewhere by, or on
behalf of,  the Company.   A  description  of  certain  of  these  important
factors is contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

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

                         RESULTS OF OPERATIONS

                 NINE MONTHS ENDED SEPTEMBER 30, 1997
         COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Gross Voyage Profit
-------------------
     Gross voyage profit decreased 16.9% to $42.2 Million in the first nine months of 1997 as compared to $50.7 Million in the same period of 1996 primarily attributable to the Company's two LASH liner services.
      The  Company's  Operating Differential  Subsidy  (ODS) agreements for its four LASH vessels employed in  its  liner service  between ports on the
U.S. Gulf/U.S. Atlantic Coast and South Asia (Trade Routes 18 and 17) expired for each of the vessels as their respective 1996 year-end cross-over
voyages  terminated during the first and second quarters  of 1997.   Upon  the
expiration of the ODS agreements, these vessels began participation in the Maritime Security Program (MSP), which provides for subsidy payments of
approximately $2.1   Million   per  vessel  per  year,  as   compared  to
approximately  $5.8 Million per vessel per  year  under  the ODS.  To partially overcome the decrease  in  the  subsidy payments received for these \
vessels, the  Company  has reduced  its  shipboard   and shoreside costs.
      Although the changes in subsidy payments described above negatively impacted the Company's Trade Route 18 and 17 LASH liner service, the Company also received subsidy payments of $3.2 Million during the first nine months of 1997 on the Company's two U.S. Flag Pure Car Carriers which became participants in the MSP in late 1996. These vessels did not receive subsidy payments under the ODS program. Overall, therefore, the change from ODS to MSP did not significantly impact the Company's gross voyage profit for the first nine months of 1997.
      The  Company's Trans-Atlantic LASH liner service  also experienced
lower  gross  voyage  profit  this  year.   The additional capacity resulting
from the addition of the newly acquired and refurbished LASH vessel, Atlantic Forest, to this service earlier this year coincided with a soft spot in the market, and was further impacted by the strengthened dollar, all of which reduced U.S. exports available for this service and resulted in a lower gross voyage profit during the first nine months of 1997 as compared to the same period of 1996.
      Additionally,  the Company's gross voyage  profit  was negatively impacted  when deferred costs  of  approximately $1.3  Million were charged to operating expense earlier this year for
termination costs and repositioning of equipment related to the Company's decision to forego development of a new service between the U.S. Gulf and Brazil.
      Gross  voyage profit earned on the Company's contracts with  the
Military  Sealift  Command  (MSC)  decreased   as compared  to  last  year
due to scheduled  charterhire  rate reductions for the Company's three
Roll-On/Roll-Off  vessels employed   in  the  Military  Prepositioning
Service. In addition,  the renewal earlier this year of a contract  with the MSC for the time charter of one of the Company's LASH vessels at terms less favorable than the previous contract also impacted gross voyage profit.
       The   Company's   U.S.  flag  coal  carrier,   Energy Enterprise,
produced less gross voyage profit in the first nine months of 1997 as compared to the same period of 1996, because the vessel was out of service for 28 additional days this year to complete refurbishment work. The vessel re-entered service in August of 1997 and should only require normal shipyard maintenance and surveys in the future.
       The first nine months of  1996 were also negatively impacted by a damage claim made against  the Company's insurance subsidiary which resulted in a  relative increase  in gross profit for this subsidiary for the  first nine months of 1997.
       Vessel  and  barge depreciation for  the  first  nine months  of 1997 increased 6.2% to $25.8 Million as compared to $24.3 Million in the same period of 1996 due to the commencement of operations of the Company's U.S. flag coal carrier, the Energy Enterprise, in February of 1996, a container vessel, Java Sea, operating in conjunction with the two SPV's, in September of 1996, and the Atlantic Forest and  associated  LASH  barges,
in January  of  1997.   These increases were partially offset by a decrease
resulting from the sale, in mid-1996, of the Company's semi-submersible barge, the Caps Express.

Other Income and Expenses
-------------------------
      In a continuing effort to decrease overhead expenses, the Company effected a small reduction in office personnel at the end of the first
quarter of this year.  The Company's ongoing   cost  reduction  program  and
savings  from   the aforementioned  reduction  in  office  personnel,  partially offset by resulting severance payments, were the primary reasons for the decrease in administrative and general expenses from $19.7 Million or 7.0% of revenues in the first nine months of 1996 to $19.4 Million or 6.6% of revenues in the same period in 1997.

      Interest expense decreased 2.8% from $21.5 Million in the first nine months of 1996 to $20.9 Million in the same period of 1997 primarily due to regularly scheduled payments on outstanding debt, the expiration last year of an interest rate swap agreement on which the Company had incurred interest during 1996, and the early repayment of a $9.5 Million long-term
loan at the end of the first  quarter  of 1996.   Partially  offsetting  this
decrease  was  interest incurred  on  the financing of  the  Atlantic  Forest
and associated   barges,  the  Company's  two  Special   Purpose Vessels, the
Java Sea, and additional draws on the Company's lines of credit.
      Investment income decreased from $1.5 Million in the first nine months of 1996 to $1.1 Million in the same period of 1997 resulting from a reduction in the balance of invested funds.

Income Taxes
------------
      The Company provided $1.0 Million for Federal income taxes in the first nine months of 1997 as compared to $3.8 Million in the first nine months of 1996 at the statutory rate of 35% for both periods.


                 THIRD QUARTER ENDED SEPTEMBER 30, 1997
           COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1996


Gross Voyage Profit
-------------------
    Gross voyage profit decreased 18.7% to $13.1 Million in the third quarter of 1997 as compared to $16.1 Million in the same period of 1996. Gross voyage profit was primarily affected by increased out of service days for the Energy Enterprise as described in the preceding discussion of gross voyage profit for the nine months ended September 30, 1997 and 1996. Additionally, the Company's LASH liner service operating on Trade Routes 18 and 17 experienced lower gross voyage profit in third quarter of 1997 as compared to the same period last year due to decreased subsidy revenue, which was partially offset by reductions in shipboard and shoreside costs.
      The decreases in gross voyage profit discussed above resulting from contracts with the MSC also contributed to the lower gross voyage profit in the third quarter of 1997 as compared to the third quarter of 1996.

      Payments received on the Company's U.S. Flag Pure Car Carriers under the MSP program during the third quarter of this year which were not available during the same period last year partially offset the decreases in gross voyage profit described above.
      Vessel and barge depreciation for the third quarter of 1997 increased 4.6% to $8.6 Million as compared to $8.2 Million in the same period of 1996 primarily due to the commencement of operations of the Atlantic Forest and associated LASH barges in January of 1997, and the Java Sea in September of 1996.

Other Income and Expenses
-------------------------
       Savings   from  the  reduction  in  office  personnel described above and an ongoing cost savings program were the primary reasons for the decrease in administrative and general expenses from $6.4 Million or 7.1% of revenues in the third quarter of 1996 to $5.9 Million or 5.9% of revenues in the same period in 1997.
      Interest expense decreased slightly from $7.1 Million in the third quarter of 1996 to $6.9 Million in the same period of 1997 primarily due to regularly scheduled payments on outstanding debt and the expiration last
year  of  an interest   rate   swap  agreement.   These  decreases   were
partially offset by interest incurred on the financing of the Atlantic Forest and the Java Sea.
      Investment income decreased from $512,000 in the third quarter of 1996 to $346,000 in the same period of 1997 reflecting a reduction in the balance of invested funds.

Income Taxes
------------
      The Company provided $202,000 for Federal income taxes in the third quarter of 1997 as compared to $1.0 Million in the third quarter of 1996 at the statutory rate of 35% for both periods.

                    LIQUIDITY AND CAPITAL RESOURCES

      The  Company's  working capital decreased  from  $26.9 Million  at
December 31, 1996, to $16.3 Million at September 30,  1997.   Cash and cash
equivalents decreased during the first nine months of 1997 by $17.8 to a total of $25.2 Million resulting from cash used for investing and financing activities of $40.0 Million and $23.4 Million, respectively, partially offset by operating cash flows of $45.6 Million.

      The major sources of cash from operations were collections on accounts receivable and net income, adjusted for non-cash provisions such as depreciation, amortization and adjustments to self-retention insurance reserves. These sources of cash were partially offset by decreases in accrued liabilities resulting primarily from payments during the first nine months of this year on amounts accrued at December 31, 1996, for vessel refurbishment costs related to the Atlantic Forest and for interest on long-term debt.
      Cash used for investing activities during the period included the purchase for $3.1 Million of a new LASH vessel, the Willow; capital improvements on the Energy Enterprise, the Atlantic Forest and associated LASH barges, and one of the LASH vessels operating in the Waterman liner service which amounted to $5.7 Million, $4.4 Million, and $1.8 Million, respectively; $14.8 Million in deferred vessel drydocking charges; and investments in short-term marketable securities of $8.0 Million.
      Cash used for financing activities included $69.5 Million to repay amounts drawn under lines of credit in late 1996 and during 1997, $25.6 Million for regularly scheduled payments on other outstanding debt and capital lease obligations, and $1.3 Million to meet common stock dividend requirements. These uses of cash were partially offset by proceeds from the issuance of debt obligations of $73.1 Million which included $55.5
Million  drawn  under   the Company's  lines  of  credit, of  which  $16.0
Million was outstanding as of September 30, 1997, $6.5 Million from the refinancing of balloon notes due on certain of the Company's debt early this year, $6.1 Million associated with the refurbishment of the Atlantic Forest and associated LASH barges, and $5.0 Million borrowed early in the third quarter for general corporate purposes.
     As mentioned above, the Company purchased a LASH vessel renamed Willow. This vessel will be refurbished at an estimated cost of approximately $10 Million and will be added to the Company's LASH fleet or will replace one of the Company's older LASH vessels. The purchase of the vessel was financed with draws on the Company's lines of credit. The Company is also considering the purchase and subsequent refurbishment of two additional LASH vessels which would also likely replace older LASH vessels in the
Company's fleet.   The  Company  is  currently  investigating  various
financing options for purchase of the two additional vessels and for the refurbishment of all three vessels.
     To meet short-term requirements when fluctuations occur in working capital, the Company has available three lines of credit totaling $35.0 Million. As of September 30, 1997,

$16.0 Million was drawn on these lines of credit, of which $7.0 Million was repaid early in the fourth quarter of 1997.
      The  Company  has  not  been notified  that  it  is  a potentially
responsible  party  in  connection   with   any environmental matters.
      At a regular meeting held October 15, 1997, the Board of Directors declared a quarterly dividend of 6.25 cents per Common Share payable on December 19, 1997, to shareholders of record on December 5, 1997.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  EXHIBIT INDEX
                      Exhibit Number     Description
                      --------------     -----------------------------------
    Part I Exhibits:        27           Financial Data Schedule

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

(b) No reports on Form 8-K have been filed for the three months ended September 30, 1997.



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


Date _____Novemeber 7, 1997______