Form 10-K405
period 1997-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 1998-03-27
CIK 278041

==============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(MARK ONE)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM . . . . . . . . . . . . TO . . . . . . . .

                          COMMISSION FILE NO. 2-63322

                      INTERNATIONAL SHIPHOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                       36-2989662
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

650 POYDRAS STREET, NEW ORLEANS, LOUISIANA                         70130
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (504) 529-5461
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                  ON WHICH REGISTERED
            -------------------                  -------------------
            Common Stock, $1 Par Value           New York Stock Exchange
               9% Senior Notes Due 2003          New York Stock Exchange
           7 3/4% Senior Notes Due 2007                  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                DATE                                    AMOUNT
                ----                                    ------
          February 27, 1998                           $79,741,648

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
 Common stock, $1 par value. . . . . . . . 6,682,887 shares outstanding as of
   February 27, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997, have been incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant's definitive proxy statement dated March 10, 1998, have been incorporated by reference into Part III of this Form 10-K.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

      The Company, through its subsidiaries, operates a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium- to long-term charters or contracts. Substantially all of these charters or contracts are either renewals or extensions of previous agreements. At December 31, 1997, the Company's fleet consisted of 31 ocean-going vessels, 18 towboats, 128 river barges, 26 special purpose barges, 1,789 LASH (Lighter Aboard SHip) barges and related shoreside handling facilities. Early in 1998, the Company acquired one LASH vessel and 82 LASH barges.

      The Company is the only significant operator of the LASH transportation system, which it pioneered in 1969. The Company's fleet includes 12 large LASH vessels, four LASH feeder vessels and 1,789 LASH barges. The LASH transportation system uses specially designed barges of uniform size which are loaded with cargo at various locations, towed to a centralized fleeting area, loaded aboard a large ocean-going LASH vessel by a 500-ton capacity shipboard crane and transported overseas, where another set of previously loaded LASH barges awaits pick-up. In its transoceanic liner services, the Company uses the LASH system primarily to gather cargo on rivers, in island chains and in harbors that are too shallow for traditional vessels. The 400-ton capacity LASH barges are ideally suited to transport large unit size items such as forest products, natural rubber and steel that cannot be transported efficiently to and from such areas in container ships. The LASH vessel's shipboard crane permits rapid loading and unloading of LASH barges either dockside or at anchor. This rapid loading and unloading capability provides quick vessel turnaround and minimizes port time, cargo handling and reliance upon shoreside support facilities.

      In addition to LASH vessels, the Company's fleet consists of (i) two foreign flag and two U.S. flag pure car carriers that are specially designed to transport fully assembled automobiles; (ii) two U.S. flag ice-strengthened multi-purpose vessels, one of which supports scientific and defense operations in the polar regions and the other of which is used by the Military Sealift Command ("MSC") to carry the components of a 500-bed U.S. Navy field hospital in the Indian Ocean; (iii) one foreign flag cape-size bulk carrier; (iv) one U.S. flag molten sulphur carrier, which is used to carry molten sulphur from Louisiana and Texas to a processing plant on the Florida Gulf Coast; (v) two float-on/float-off special purpose vessels ("SPV") and one 5,000-ton container vessel, which, together with ancillary vessels, are used to transport supplies for the Indonesian operations of a major mining company; (vi) one U.S. flag conveyer-equipped self-unloading coal carrier which carries coal in the coastwise and near-sea trade; (vii) three roll-on/roll-off ("RO/RO") vessels that permit rapid deployment of rolling stock, munitions and other military cargoes requiring special handling; and (viii) 14 inland waterway towboats and 111 super-jumbo river barges that transport coal from Indiana to Florida for an electric utility and unload via shoreside facilities owned and operated by the Company.

                  The Company's fleet is deployed by its principal operating subsidiaries, Central Gulf Lines, Inc. ("Central Gulf"), LCI Shipholdings, Inc. ("LCI"), Forest Lines Inc. ("Forest Lines") and Waterman Steamship Corporation ("Waterman"). The Company provides five types of services:

      o DOMESTIC TRANSPORTATION SERVICES - the Company provides domestic transportation services, primarily through its long-term coal and sulphur transportation contracts and its ownership of an intermodal transfer and warehouse facility in Memphis, Tennessee, and a coal transfer terminal in Gulf County, Florida;

      o LINER SERVICES - the Company operates a foreign flag LASH liner service between U.S. Gulf and East Coast ports and ports in Northern Europe, and a U.S. flag LASH liner service between U.S. Gulf and East Coast ports and ports in south Asia, the Middle East and Northern Africa;

      o MILITARY SEALIFT COMMAND CHARTERS - the Company time charters vessels to the MSC for use in the MSC's military prepositioning program and its scientific and defense operations in the Arctic and Antarctic;

      o PURE CAR CARRIERS - the Company transports fully assembled Toyota and Honda automobiles from Japan to the United States and fully assembled Hyundai automobiles from South Korea primarily to the United States and Europe; and

      o SPECIAL PURPOSE VESSELS - the Company provides ocean transportation services under a long-term contract with a major mining company for its Indonesian operations.

BUSINESS STRATEGY

      The Company's strategy is to (i) identify customers with high credit quality and marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire or construct vessels to meet the requirements of those charters or contracts and (iii) provide its customers with reliable, high quality service at a reasonable cost. The Company believes that its strategy has produced stable operating cash flows and valuable long-term relationships with its customers. The Company plans to continue this strategy by expanding its relationships with existing customers, seeking new customers and selectively pursuing acquisitions.

HISTORY

      The Company was originally founded as Central Gulf Steamship Corporation in 1947 by the late Niels F. Johnsen and his sons, Niels W. Johnsen, the Company's current Chairman, and Erik F. Johnsen, its current President. Central Gulf was privately held until 1971 when it merged with Trans Union Corporation. In 1978, ISC was formed to act as a holding company for Central Gulf, LCI and certain other affiliated companies in connection with the 1979 spin-off by Trans Union of the Company's common stock to Trans Union's stockholders. In 1986, the Company acquired the assets of Forest Lines, and in 1989, the Company acquired the ownership of Waterman. Since its spin-off from Trans Union, the Company has continued to act solely as a holding company, and its only significant assets consist of the capital stock of its subsidiaries.

COMPETITIVE STRENGTHS

      LARGEST LASH TRANSPORTATION SYSTEM PROVIDER. The Company is the only significant commercial operator of the LASH transportation system, which it pioneered in 1969. The Company owns all 12 of the LASH vessels that are currently used worldwide for commercial services. A key advantage of the LASH transportation system is that it minimizes port and cargo handling time. While a LASH vessel is transporting one set of LASH barges overseas, another set of LASH barges is being loaded with cargo and gathered at the destination staging area. Other advantages of the Company's LASH transportation system include the ability to access areas that lack traditional port facilities and to carry larger than container sized cargo.

      The Company believes that the cost of replicating its LASH transportation system is a significant barrier to entry for a potential competitor. Management believes that a new competitor would have to acquire not only a LASH vessel (estimated to cost $80 million to build), but also three sets of approximately 90 barges each (estimated to cost $100,000 per barge to build) to achieve similar operating efficiencies.

      STABLE CASH FLOW. The Company's historical cash flows have been relatively stable because of the length and structure of the Company's contracts with creditworthy customers, as well as the Company's diversified customer and cargo bases. The Company's medium- to long-term charters provide for a daily charter rate that is payable whether or not the charterer utilizes the vessel. These charters generally require the charterer to pay certain voyage operating costs, including fuel, port and stevedoring expenses, and often include cost escalation features covering certain of the Company's expenses. In addition, the Company's medium- to long-term contracts of affreightment guarantee a minimum amount of cargo for transportation. Furthermore, the Company's diversified cargo and customer bases have contributed to the stability of the Company's operating cash flow. The Company also believes that the high credit quality of its customers and the length of its contracts help reduce the effects of cyclical market conditions.

      LONG-STANDING CUSTOMER RELATIONSHIPS. The Company currently has medium- to long-term time charters with, or contracts to carry cargo for, high credit quality commercial customers that include International Paper Company, Freeport-McMoRan Sulphur, Inc., P.T. Freeport Indonesia Company, The Goodyear Tire and Rubber Company, Toyota Motor Corporation, Honda Motor Co. Ltd., Hyundai Motor Company, Seminole Electric Cooperative and New England Power Co. Most of these companies have been customers of the Company for over ten years. Substantially all of the Company's current cargo contracts and charter agreements are renewals or extensions of previous agreements. In recent years the Company has been successful in winning extensions or renewals of substantially all of the contracts rebid by its commercial customers. Additionally, for over 30 years the Company has been operating vessels for the MSC under charters or contracts that typically contain extension options for one or more periods. Historically, the MSC has exercised substantially all of its renewal options. The Company believes that its long-standing customer relationships are in part due to the Company's excellent reputation for providing quality specialized maritime service in terms of on-time performance, low cargo loss, minimal damage claims and reasonable rates.

      EXPERIENCED MANAGEMENT TEAM. The Company's management team has substantial experience in the shipping industry. The Company's Chairman and President have each served the Company in various management capacities since its founding in 1947. In addition, the Company's two Executive Vice Presidents and the Chief Financial Officer have over 72 years of collective experience with ISC. The Company believes that the experience of its management team is important to maintaining long-term relationships with its customers.

                                TYPES OF SERVICE

      The Company through its principal operating subsidiaries, provides five types of service: Domestic Transportation Services, Liner Services, Military Sealift Command Charters, Pure Car Carriers and Special Purpose Vessels. The Company provides specialized maritime transportation services to its customers primarily under medium- to long-term contracts.

DOMESTIC TRANSPORTATION SERVICES

      COAL. In 1981, the Company entered into a 22-year contract expiring in 2004 with Seminole Electric Cooperative, Inc., a Florida based rural electric generation and transmission cooperative for the transportation of coal from Mt. Vernon, Indiana, to Gulf County, Florida. Under this contract, which was awarded pursuant to competitive bidding, the Company is guaranteed annually a minimum of
2.7 million tons of coal to be transported by inland waterways through its operation of 14 chartered towboats, 108 chartered super-jumbo river barges and three such barges that it owns. Under this contract, the Company typically has transported approximately 3.0 million tons of coal per year. To protect both parties against cost variations, the contract contains escalation and de-escalation clauses designed to adjust the contract price for fluctuations in fuel costs, wages and other operating expenses. The Company is also responsible for unloading the barges at the discharge point in Gulf County, Florida, and transferring the coal into railcars. To facilitate this process, the Company owns and operates an automated terminal facility which can be operated by relatively few employees and is capable of loading and unloading three times the amount of coal currently transported through the facility under the contract.

      In late 1995, the Company purchased an existing U.S. flag conveyor-equipped, self-unloading coal carrier which it concurrently chartered to a New England Power Company under a 15-year contract of affreightment to carry coal in the coastwise and near-sea trade. The ship will also be used, from time to time during this charter period, to carry coal and other bulk commodities for the account of other major charterers.

      MOLTEN SULPHUR. In 1994, the Company entered into a 15-year transportation contract with Freeport McMoRan Sulphur, Inc., a major sulphur producer for which it had built a 24,000 DWT molten sulphur carrier that carries molten sulphur from Louisiana and Texas to a fertilizer plant on the Florida Gulf Coast. Under the terms of this contract, the Company is guaranteed the transportation of a minimum of 1.8 million tons of sulphur per year. The contract also gives the charterer three five-year renewal options. The vessel was delivered and began service during late 1994.

      LITCO FACILITY. During 1991, the Company entered into an agreement with Cooper/T. Smith Stevedoring pursuant to which the Company acquired a 50% interest in a newly constructed, all weather rapid cargo transfer facility at the river port of Memphis, Tennessee, for handling LASH barges transported by subsidiaries of the Company in its LASH liner services. LITCO (LASH Intermodal Terminal COmpany) began operations in May of 1992 and provides 287,500 square feet of enclosed warehouse and loading/discharging stations for LASH barge, rail, truck and heavy-lift operations. In June of 1993, the Company purchased the remaining 50% interest from Cooper/T. Smith Stevedoring, who has continued to manage the facility under a management agreement with the Company.

LINER SERVICES

      FOREIGN FLAG. Under the name "Forest Lines," the Company operates three foreign flag LASH vessels and a self-propelled, semi-submersible feeder vessel on a scheduled transatlantic liner service. One of these vessels was purchased and refurbished in 1996 and entered this service in early 1997. The oldest of these three vessels will be retired from this service in 1998 and sold thereafter. Each Forest Lines LASH vessel normally makes 10 round trip sailings per year between U.S. Gulf and East Coast ports and ports in northern Europe. Until early 1997, approximately one-half of the aggregate eastbound cargo space was historically reserved for International Paper Company ("International Paper") under a long-term contract of affreightment. While the third ship was in this service in 1997, the total eastbound cargo space reserved for International Paper was approximately 33%. With the return to a two LASH vessel service, the space occupied by International Paper should return to the historical average of 50%. The remaining space was provided on a voyage affreightment basis to commercial shippers. In recent years, approximately 10% was used by other forest products exporters, and the remaining 40% was used by various commercial shippers to carry a variety of general cargo.

      The Company has had ocean transportation contracts with International Paper since 1969 when the Company had two LASH ships built to accommodate International Paper's trade. The Company's contract of affreightment with International Paper is for the carriage of wood pulp, liner board and other forest products, the characteristics of which are well suited for transportation by LASH vessels. The LASH system minimizes damage to such cargo by reducing the number of times that the cargo is handled and permits the Company to load and unload these products at the shipper's and the receiver's facilities, which are generally located on river systems that container ships and break bulk vessels do not serve. The Company's current contract with International Paper is for a ten-year term ending in 2002.

      Over the years, the Company has established a base of commercial shippers to which it provides space on the westbound Forest Lines service. The principal westbound cargoes are steel and other metal products, high-grade paper and wood products, and other general cargo. Over the last five years, the westbound utilization rate for these vessels averaged approximately 85% per year.

      U.S. FLAG. Waterman operates a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia (Trade Routes 17 and 18). In connection with this service, Waterman operates four U.S. flag LASH vessels, as well as three FLASH vessels, which are used as feeder vessels in Southeast Asia.

      Until early 1997, Waterman received operating differential subsidy ("ODS") payments from the U.S. government with respect to each of the four LASH vessels used in this service. The subsidy payments were in amounts approximating the excess of certain vessel expenses, primarily wages, over comparable costs of the Company's principal foreign flag competitors on the same trade routes. The Maritime Security Act of 1996 established a new subsidy program for certain U.S. flag vessels. This program eliminated the trade route restrictions imposed by the ODS program and provides flexibility to operate freely in the competitive market. Under this new program, each participating vessel is eligible to receive an annual subsidy payment of $2.1 million, subject to annual appropriations. Seven of the Company's vessels have qualified for participation, including the four LASH vessels deployed in Waterman's U.S. flag liner service.

      On the eastbound portion of Waterman's U.S. flag liner service, a significant part of each vessel's cargo traditionally has been shipped to lesser developed countries under the Public Law-480 program, pursuant to which the United States government sells or donates surplus food products for export to developing countries. Seventy-five percent of this cargo is reserved for carriage by U.S. flag vessels, if they are available at reasonable rates. Awards under the Public Law-480 program are made on a voyage-to-voyage basis through periodic competitive bidding. The remaining eastbound cargo consists of general cargo, including some military equipment. Over the last five years, these vessels generally have been fully utilized on their eastbound voyages.

      On the westbound portion of this service, Waterman provides a significant portion of its cargo space to Goodyear for the transportation of natural rubber under a contract of affreightment expiring in December of 1998. Space is also provided on a voyage-to-voyage basis to other importers of natural rubber, including Uniroyal Goodrich Tire Co., Bridgestone/Firestone, Inc. and certain other importers of natural rubber. The Company has had a continuing relationship with such companies since the early 1970s. The Company's LASH barges are ideally suited for large shipments of natural rubber because compression damage is minimal as compared to the damage that can occur when shipments are made in traditional break bulk vessels. Waterman is the largest U.S. flag carrier of natural rubber from Southeast Asia to the United States. The remaining westbound cargo generally consists of coffee, jute, guar, piece goods and other general cargo. Over the last five years, these vessels generally have been fully utilized on their westbound voyages.

      The Company acquired a 1987-built LASH vessel in June of 1997 and a 1989-built LASH vessel in early 1998. These vessels will be used temporarily to perform auxiliary service for Waterman in the Indian ocean area. They are intended as replacements for older vessels in the Company's LASH fleet and are candidates for conversion to meet the Company's highest operating standards.

MILITARY SEALIFT COMMAND CHARTERS

      GENERAL. The Company has had contracts with the MSC (or its predecessor) almost continuously for over 30 years. Currently, the Company's subsidiaries have nine vessels under contract to the MSC. These vessels are employed in the MSC's prepositioning programs, which strategically place military equipment and supplies throughout the world, or are chartered to the MSC mainly to service military and scientific operations in the Arctic and Antarctic. The Company believes that the demand for military prepositioning vessels will continue for the near term, notwithstanding planned reductions in overall military spending, because prepositioning military cargo is a key component of the military's established plans to respond quickly to international incidents without incurring the significant costs of operating foreign bases, some of which have been closed in recent years. However, there is no assurance that this policy will continue.

      MSC charters and contracts are awarded through competitive bidding for fixed terms with options allowing the MSC to extend the charters or contracts for additional periods. During the initial contract period, the MSC typically pays higher charter rates to cover significant expenses incurred in preparing the vessels for deployment, and therefore generally has an economic incentive to extend or renew a charter or contract if the vessel is still needed rather than paying a new shipowner to reconfigure a different vessel. Except in two cases, the MSC has always exercised its extension options, and the Company generally has been successful in winning renewals when the charters and contracts are rebid. Again, there is no assurance that this practice will continue. All charters and contracts require the MSC to pay certain voyage operating costs such as fuel, port and stevedoring expenses, and certain charters and contracts include cost escalation features covering certain of the expenses paid by the Company. For a discussion of the MSC's rights to cancel charters or contracts during option periods, see "Regulation."

      LASH VESSELS. The Company currently time charters to the MSC four U.S. flag LASH vessels which are used in the military's prepositioning force in the Indian Ocean. Three of these charters expire in

May of 1999, September of 2000 and November of 2000, and the fourth expires in October of 1998, with renewal options exercisable by the MSC through August of 2001. After these charters expire, it is anticipated that the MSC will invite rebidding for these contracts and the Company will have to meet the competition at the time to be successful in obtaining renewal charters.

      ICE-STRENGTHENED MULTI-PURPOSE VESSELS. The Company owns and operates the only two U.S. flag ice-strengthened multi-purpose vessels. These vessels are capable of transporting containerized and break bulk cargo. One of these vessels is used by the MSC to resupply Pacific rim military bases and to supply scientific projects in the Arctic and Antarctic. The contract for the charter of this vessel expired early in 1998, and it is currently operating under a short-term extension while the MSC considers bids for this contract. The Company intends to participate in this bidding process. The other of these vessels began operations under a new charter with the MSC in July of 1997 under which it will be used to carry the components of a 500-bed U.S. Navy field hospital in the Indian Ocean through December of 1998 with renewal options through October of 2000.

      ROLL-ON/ROLL-OFF VESSELS. In 1983, Waterman was awarded a contract to operate three U.S. flag roll-on/roll-off vessels under time charters to the MSC for use by the United States Navy in its maritime prepositioning ship ("MPS") program. These vessels represent three of the four MPS vessels currently in the MSC's Atlantic fleet, which provides support for the U.S. Marine Corps. These ships are designed primarily to carry rolling stock and containers, and each can carry support equipment for 17,000 military personnel. Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract but retained the right to operate the vessels under operating agreements. The MSC time charters commenced in late 1984 and early 1985 for initial five-year periods and were renewable at the MSC's option for additional five-year periods up to a maximum of twenty-five years. In 1993, the Company reached an agreement with the MSC to make certain reductions in future charter hire payments in consideration of fixing the period of these charters for the full 25 years. The charters and related operating agreements will terminate in 2009 and 2010.

PURE CAR CARRIERS

      U.S. FLAG. In 1986, the Company entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States. To service these charters, the Company had constructed two pure car carriers which are specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively. Both vessels were built in Japan, but are registered under the U.S. flag. To be competitive with foreign flag vessels operated by foreign crews, the Company worked in close cooperation with the unions representing the Company's U.S. citizen shipboard personnel. Service under these charters commenced in the fourth quarter of 1987 and continues under recently negotiated medium-term extensions.

      FOREIGN FLAG. Since 1988, the Company has transported Hyundai automobiles from South Korea primarily to the United States and Europe under two long-term charters that expire in 2000. To service these charters, the Company had two new pure car carriers constructed by a shipyard affiliated with Hyundai. Each of the vessels has a carrying capacity of 4,800 fully assembled automobiles.

      Under each of the Company's car carrier charters, the charterers are responsible for voyage operating costs such as fuel, port and stevedoring expenses, while the Company is responsible for other operating expenses including crew wages, repairs and insurance. The Hyundai charters also include escalation features covering certain of the expenses paid by the Company. During the terms of these charters, the Company is entitled to its full fee irrespective of the number of voyages completed or the number of cars carried per voyage.

SPECIAL PURPOSE VESSELS (SPV'S)

      During 1994, the Company entered into a long-term contract to provide ocean transportation services to P.T. Freeport Indonesia Company, a major mining company producing copper and gold concentrates at its mine in West Irian Jaya, Indonesia. The Company acquired two SPV's and one container/break bulk vessel and had 26 cargo barges constructed for use with those vessels. The Company added two additional cargo barges to this service in early 1998. The Company's contract is through 2006 with seven three-year renewal options.

BULK CARRIER

      In 1990, the Company acquired a 148,000 DWT-cape-size drybulk carrier. The vessel has been fully employed in the commercial market under various time charters in specific trading areas where bulk cargoes using this size vessel move on a regular basis.

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

MARKETING

      The Company maintains marketing staffs in Washington, D.C., New York, New Orleans, Houston, Chicago and Singapore and maintains a network of marketing agents in major cities around the world who market the Company's liner, charter and contract services. The Company markets its Trans-Atlantic LASH liner service under the trade name "Forest Lines," and its LASH liner service between the U.S. Gulf and Atlantic coast ports and South Asia ports under the Waterman house flag. The Company advertises its services in trade publications in the United States and abroad.

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

      The P&I insurance also covers the Company's vessels against liabilities arising from the discharge of oil or hazardous substances in U.S., international and foreign waters.

      The Company also maintains loss of hire insurance with U.S., British, French and Scandinavian markets to cover its loss of revenue in the event that a vessel is unable to operate for a certain period of time due to loss or damage arising from the perils covered by the hull and machinery policy.

      Insurance coverage for shoreside property, shipboard consumables and inventory, spare parts, workers' compensation, office contents, and general liability risks is maintained with underwriters in the United States and British markets.

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

REGULATION

      The Company's operations between the United States and foreign countries are subject to the Shipping Act of 1984 (the "Shipping Act"), which is administered by the Federal Maritime Commission, and certain provisions of the Federal Water Pollution Control Act, the Oil Pollution Act of 1990 and the Comprehensive Environmental Response Compensation and Liability Act, all of which are administered by the U.S. Coast Guard and other federal agencies, and certain other international, federal, state and local laws and regulations, including international conventions and laws and regulations of the flag nations of its vessels. Pursuant to the requirements of the Shipping Act, the Company has on file with the Federal Maritime Commission tariffs reflecting the outbound and inbound rates currently charged by the Company to transport cargo between the United States and foreign countries as a common carrier in connection with its liner services. These tariffs are filed by the Company either individually or in connection with its participation as a member of rate or conference agreements, which are agreements that (upon becoming effective following filing with the Federal Maritime Commission) permit the members to agree concertedly upon rates and practices relating to the carriage of goods in U.S. and foreign ocean commerce. Tariffs filed by a company unilaterally or collectively under rate or conference agreements are subject to Federal Maritime Commission approval. Once a rate or conference agreement is filed, rates may be changed in response to market conditions on 30 days' notice, with respect to a rate increase, and one day's notice, with respect to a rate decrease. Legislation is pending in the U.S. Senate that would amend the Shipping Act in certain material respects, including reducing the publication requirements for certain service contract terms, eliminating requirements that all similarly situated shippers receive the same service contract terms, and prohibiting ocean common carriers from requiring their members to disclose their negotiations on service contracts. It is unclear at this time when or if this legislation will be enacted into law. The Majority Leader of the U.S. Senate recently announced that he intends to bring this legislation to the floor of the Senate in early 1998.

      The Merchant Marine Act of 1936, as amended (the "Merchant Marine Act"), authorizes the federal government to pay an operating differential subsidy to U.S. flag vessels employed in the foreign trade of the United States. The operating differential subsidy program is designed to allow U.S. ships to compete on an equal footing with their lower-cost foreign competitors. Under the program, the U.S. Maritime Administration ("MarAd") is authorized to pay qualified U.S. flag operators (i) the differential between U.S. and foreign crew wage costs and (ii) the differential between U.S. and foreign costs of protection and indemnity insurance, hull and machinery insurance, and maintenance and repairs not compensated by insurance. Waterman's operating differential subsidy payments terminated in early 1997.

      The federal government has entered into no new ODS contracts since 1981 and recent administrations have indicated that existing ODS agreements will be allowed to lapse. However, on October 8, 1996, Congress adopted the Maritime Security Act of 1996 which created the Maritime Security Program ("MSP") and authorized the payment of $2.1 million per year per ship for 47 U.S. flag ships through fiscal year 2005. Congress has appropriated a total of $135.5 million to date for the MSP. This program eliminates the trade route restrictions imposed by the ODS program and provides flexibility to operate freely in the competitive market. On December 20, 1996, Waterman entered into MSP contracts with MarAd for each of its four LASH vessels that operated under ODS contracts until early 1997, and Central Gulf entered into MSP contracts with MarAd for each of its two car carriers and one of its LASH vessels currently on charter to the MSC. Waterman's vessels began receiving payments under the MSP in early 1997 upon the lapse of Waterman's ODS payments. Central Gulf's two car carriers commenced immediate operation in the MSP on December 20, 1996, and its LASH vessel is eligible to begin receiving MSP payments upon the termination of its MSC charter, or the Company may substitute another vessel and receive payments earlier. By law, the MSP is subject to annual appropriations. In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP contractors, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously.

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

      Certain of the Company's operations, including its carriage of U.S. foreign aid cargoes, as well as the Company's coal and molten sulphur transportation contracts and its Title XI financing arrangements, require the Company to be as much as 75% owned by U.S. citizens. The Company monitors its stock ownership to verify its continuing compliance with these requirements and has never had more than 1% of its common stock held of record by non-U.S. citizens. In April of 1996, the Company's shareholders amended the Company's charter and stock transfer procedures to limit the acquisition of its common stock by non-U.S. citizens. Under the amendment, any transfer of the Company's common stock that would result in non-U.S. citizens owning more than 23% (the "permitted amount") of the total voting power of the Company would be void and ineffective against the Company. With respect to any shares owned by non-U.S. citizens in excess of the permitted amount, the voting rights will be denied and the dividends will be withheld. Furthermore, the Company is authorized to redeem shares of common stock owned by non-U.S. citizens in excess of the permitted amount to reduce ownership by non-U.S. citizens to the permitted amount.

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

      The International Maritime Organization (IMO) has mandated that vessels documented under the laws of its member countries, including the United States, develop and implement quality and safety programs by July 1, 1998 or July 1, 2002, depending on the type of vessels. Vessels operating without the required compliance certificates could either be fined or denied entry into or detained in the ports of those countries that are members of the IMO. The Company's ship management subsidiary, LMS Shipmanagement, Inc., received certification in January of 1998 that its Quality Management System was approved as meeting the ISO 9002 Quality Standard. The Company is in the process of implementing a comprehensive program to obtain timely IMO certification for all of its vessels and plans to obtain IMO certification for three of its vessels, which require certification prior to July 1, 1998, by January, February and March of 1998, respectively. The Company plans to obtain certification for the remainder of its fleet subject to the certification requirements by the end of 1999, although no assurances to this effect can be given.

COMPETITION

      The shipping industry is intensely competitive and is influenced by events largely outside the control of shipping companies. Varying economic factors can cause wide swings in freight rates and sudden shifts in traffic patterns. Vessel redeployments and new vessel construction can lead to an overcapacity of vessels offering the same service or operating in the same market. Changes in the political or regulatory environment can also create competition that is not necessarily based on normal considerations of profit and loss. The Company's strategy is to reduce competitive pressures and the effects of cyclical market conditions by operating specialized vessels in niche market segments and deploying a substantial number of its vessels under medium- to long-term charters or contracts with creditworthy customers and on trade routes where it has established market shares. The Company also seeks to compete effectively in the traditional areas of price, reliability and timeliness of service.

      Competition principally comes from numerous break bulk vessels and, occasionally, container ships.

      Much of the Company's revenue is generated by contracts with the MSC and contracts to transport Public Law-480 U.S. government-sponsored cargo, a cargo preference program requiring that 75% of all foreign aid "Food for Peace" cargo must be transported on U.S. flag vessels, if they are available at reasonable rates. The Company competes with all U.S. flag companies, including Overseas Shipholding Group, Inc., OMI Corporation, Marine Transport Lines, Inc., Farrell Lines, Inc., Lykes Lines, Inc., Sea-Land Service, Inc. and American President Lines, Inc. for the MSC work and the Public Law-480 cargo. Additionally, the Company's principal foreign competitors include Hoegh Lines, Star Shipping, Wilhelmsen Lines and the Shipping Corporation of India.

      The Company's LASH liner services face competition from foreign flag liner operators and, to a lesser degree, from U.S. flag liner operators, including those who will continue to receive operating differential subsidies through December 31, 1998. In addition, during periods in which the Company participates in conference agreements or rate agreements, competition includes other participants with whom the Company may agree to charge the same rates and non-participants charging lower rates.

      Because the Company's LASH barges are used primarily to transport large unit size items, such as forest products, natural rubber and steel, that cannot be transported as efficiently in container ships, the Company's LASH fleet often has a competitive advantage over these vessels for this type of cargo. In addition, the Company believes that the ability of its LASH system to operate in shallow harbors and river systems and its specialized knowledge of these harbors and river systems give it a competitive advantage over operators of container ships and break bulk vessels, which are too large to operate in these areas.

      The Company's pure car carriers operate worldwide in markets where foreign flag vessels with foreign crews predominate. The Company believes that its U.S. flag pure car carriers can continue to compete effectively if it continues to receive the cooperation of its seamen's unions in controlling costs.

RISK FACTORS

      SUBSTANTIAL LEVERAGE. The Company is highly leveraged and devotes a substantial portion of its operating income to debt service. To date, the Company has been able to generate sufficient cash from operations to meet annual interest and principal payments on its indebtedness. The Company's ability to satisfy its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital or restructure its debt. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments. Subject to compliance with various financial and other covenants imposed by debt instruments governing the indebtedness of the

Company and its subsidiaries, the Company and its subsidiaries may incur additional indebtedness from time to time.

      The degree to which the Company is leveraged could have important consequences. Among other things, high leverage may: (i) impair the Company's ability to obtain additional financing for working capital, capital expenditures, vessel and other acquisitions, and general corporate purposes;
(ii) require the Company to dedicate a substantial portion of its cash flow from operations to the payment of principal and interest; (iii) place the Company at a competitive disadvantage to less highly-leveraged competitors; and (iv) make the Company more vulnerable to economic downturns and limit its ability to withstand competitive pressures.

      REGULATION. The Company's business is materially affected by government regulation in the form of international conventions, national, state and local laws and regulations, and laws and regulations of the flag nations of the Company's vessels, including laws relating to the discharge of materials into the environment. Because such conventions, laws and regulations are often revised, the Company is unable to predict the ultimate costs of compliance. In addition, the Company is required by various governmental and quasi-governmental agencies to obtain and maintain certain permits, licenses and certificates with respect to its operations. In certain instances, the failure to obtain or maintain such permits, licenses or certificates could have a material adverse effect on the Company's business. In the event of war or national emergency, the Company's U.S. flag vessels are subject to requisition by the United States without any guarantee of compensation for lost profits, although the United States government has traditionally paid fair compensation in such circumstances.

      REDUCTION OF SUBSIDY PAYMENTS. Until early 1997, the Company ODS received payments with respect to four of its LASH vessels under a federal program designed to allow U.S. ships to compete with lower-cost foreign competitors. For the years ended December 31, 1994, 1995 and 1996, the Company received aggregate subsidy payments under this program of $21.7 million, $22.7 million and $25.6 million, respectively. Although the Company's ODS agreement has lapsed, all four of the Company's LASH vessels that previously received such subsidies, and three of its other vessels, have qualified to participate in a new subsidy program created under the Maritime Security Act of 1996. Under this new program, each participating vessel is eligible to receive annual subsidy payments of $2.1 million through fiscal year 2005. Also, this program eliminated the trade route restrictions imposed by the ODS program and provides flexibility to operate freely in the competitive market. Payments under this program are subject to annual appropriation by Congress and are not guaranteed. If sufficient appropriations are not made by Congress in any fiscal year with respect to this program, the Company would be permitted to reflag its vessels under foreign registry.

      DEPENDENCE ON GOVERNMENT CHARTERS AND CONTRACTS. The Company is materially dependent on various charters or contracts with agencies of the United States government. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on congressional appropriations and administrative allotment of funds, and changing policies and regulations. Because the government contracts held by the Company are usually awarded for relatively short periods of time and are subject to renewal options in favor of the government, the stability and continuity of that portion of the Company's business depends on the periodic exercise by the government of contract renewal options. Further, the government contracting laws provide that the United States government is to do business only with responsible contractors. In this regard, federal agencies have the authority under certain circumstances to suspend or debar a contractor from further government contracting for a certain period of time in order to protect the government's interest. The Company has never been suspended or debarred from government contracting, nor has it ever been the subject of any proceeding for such a purpose.

      The Company currently has nine vessels under time charter or contract to the MSC. During any extension period under each MSC charter or contract, the MSC has the right to terminate the charter or contract upon 30 days' notice. Historically, the MSC has exercised substantially all of its renewal options on the Company's charters or contracts, and the Company generally has been successful in winning charter or contract renewals when they are rebid.

      COMPETITION. The shipping industry is intensely competitive and can be influenced by economic and political events that are outside the control of shipping companies. There can be no assurance that the Company will be able to renew expiring charters on economically attractive terms, maintain attractive freight rates or otherwise successfully compete against its competitors.

      CONTROL BY PRINCIPAL STOCKHOLDERS. Niels W. Johnsen, the Chairman of the Board and Chief Executive Officer of the Company, Erik F. Johnsen, the President and Chief Operating Officer of the Company (and the brother of Niels W. Johnsen) and their spouses, children and grandchildren (collectively, the "Johnsen Family"), beneficially owned an aggregate of 29.0% of the common stock of the Company as of December 31, 1997. By virtue of such ownership, the Johnsen Family may continue to have the power to determine many of the policies of the Company and its subsidiaries, the election of the Company's directors and officers and the outcome of various corporate actions requiring shareholder approval.

      YEAR 2000 COMPLIANCE. The Company uses a significant number of computer systems, including applications used in sales, shipping, communications, finance and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret calendar year 2000 and subsequent years, some level of modification or replacement of such applications will be necessary. The Company has reviewed all of its systems in order to verify that they are "year 2000 compliant" and has concluded that they are, with limited exceptions that will require only minor modification. Accordingly, management does not expect year 2000 compliance costs to have a material adverse impact on the Company. No assurance can be given, however, that all of the Company's systems will be year 2000 compliant or that compliance costs or the impact of the Company's failure to achieve full year 2000 compliance will not have a material adverse effect on the Company. Additionally, the Company could be adversely affected by the failure of one or more of its customers, lenders, suppliers or other organizations with which it conducts business to become fully year 2000 compliant.

EMPLOYEES

      As of December 31, 1997, the Company employed approximately 620 shipboard personnel and 340 shoreside personnel. The Company considers relations with its employees to be excellent.

      All of the Company's U.S. shipboard personnel and certain shoreside personnel are covered by collective bargaining agreements. Central Gulf, Waterman and other U.S. shipping companies are subject to collective bargaining agreements for shipboard personnel in which the shipping companies servicing U.S. Gulf and East Coast ports also must make contributions to pension plans for dockside workers. Waterman's collective bargaining agreements covering its liner service are scheduled to expire in September of 1998, while Central Gulf's collective bargaining agreements, which were originally scheduled to expire in December of 1997, are currently under negotiation. In the interim, these agreements have been extended through April 30, 1998, until negotiations are complete. However, pursuant to memoranda of understanding relating to each of Central Gulf's U.S. flag vessels and Waterman's four U.S. flag vessels time chartered to or operated for the MSC, the terms and conditions of the respective collective bargaining agreements will continue for the duration of the charters under which the vessels are being operated. The Company has experienced no strikes or other significant labor problems during the last ten years.

ITEM 2.   PROPERTIES

      VESSELS AND BARGES. Of the 31 ocean-going vessels in the Company's fleet at December 31, 1997, 28 are owned by the Company and three are operated under operating contracts. Of the 1,789 LASH barges in the Company's fleet, 1,744 are operated in conjunction with the Company's LASH and FLASH vessels. Of these, the Company owns approximately 1,425 barges and leases 319 barges under capital leases with 12-year terms expiring in late 2003 and early 2004. The remaining 45 LASH barges owned by the Company are not required for current vessel operations. All of the Company's barges are registered under the U.S. flag. The Company bareboat charters in 108 super-jumbo river barges (and owns three such barges) and 14 towboats specially built to meet the requirements of one of the Company's coal transportation contracts. The Company also owns 17 standard river barges, which are chartered to unaffiliated companies on a short-term basis and one towboat, which is currently operated in the spot market along with three towboats that the Company charters from unaffiliated parties.

      All of the vessels owned, operated or leased by the Company are in good condition except for the 45 LASH barges not required for current vessel operations. Since 1988, the Company has completed life extension work on eight LASH vessels and completed the refurbishment of the LASH barges operated with those vessels. Under governmental regulations, insurance policies and certain of the Company's financing agreements and charters, the Company is required to maintain its vessels in accordance with standards of seaworthiness, safety and health prescribed by governmental regulations or promulgated by certain vessel classification societies. The Company is also in the process of implementing the quality and safety management program mandated by the IMO and plans to obtain timely certification of all vessels by the end of 1999. Vessels in the fleet are maintained in accordance with governmental regulations and the highest classification standards of the American Bureau of Shipping or, for certain vessels registered overseas, of Norwegian Veritas or Lloyd's Register classification societies.

      Certain of the vessels and barges owned by the Company's subsidiaries are mortgaged to various lenders to secure such subsidiaries' long-term debt. See Note B - Long-Term Debt of the Notes to the Consolidated Financial Statements incorporated by reference to the Company's 1997 Annual Report to Shareholders.

      OTHER PROPERTIES. The Company leases its corporate headquarters in New Orleans, its administrative and sales office in New York and office space in Houston, Chicago, Washington, D.C. and Singapore. The Company also leases space in St. Charles and Orleans Parishes, Louisiana, for the fleeting of barges. Additionally, the Company leases a totally enclosed multi-modal cargo transfer terminal in Memphis, Tennessee, under a lease that expires in June of 2003, with one five-year renewal option. In 1997, the aggregate annual rental payments under these operating leases totaled approximately $2.7 million.

      The Company owns two separate facilities in St. Charles Parish, Louisiana, and one facility in Jefferson Parish, Louisiana, that are used primarily for the storage and fleeting of barges. The Company also owns a bulk coal transfer terminal in Gulf County, Florida, that is used in its coal transportation contract referred to above.

ITEM 3.  LEGAL PROCEEDINGS

      In the normal course of its operations, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the outcome of such claims cannot be predicted with certainty, the Company believes that its insurance coverage and reserves with respect to such claims are adequate and that such claims will not have a material adverse effect on the Company's business or financial condition. See Note F of the Notes to the Company's Consolidated Financial Statements incorporated by reference to the Company's 1997 Annual Report to Shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                      None

ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT Set forth below is information concerning the directors and executive officers of the Company. Directors are elected by the shareholders for one year terms. Executive officers serve at the pleasure of the Board of Directors.

      NAME                    CURRENT POSITION
      ----                    ----------------
      Niels W. Johnsen        Chairman and Chief Executive Officer
      Erik F. Johnsen         President, Chief Operating Officer and Director
      Niels M. Johnsen        Executive Vice President and Director
      Erik L. Johnsen         Executive Vice President and Director
      Gary L. Ferguson        Vice President and Chief Financial Officer
      David B. Drake          Vice President and Treasurer
      Manuel G. Estrada       Vice President and Controller
      Harold S. Grehan, Jr.   Director
      Laurance Eustis         Director
      Raymond V. O'Brien, Jr. Director
      Edwin Lupberger         Director
      Edward K. Trowbridge    Director

      NIELS W. JOHNSEN, 75, has been the Chairman and Chief Executive Officer of the Company since its commencement of operations in 1979 and served as Chairman and Chief Executive Officer of each of the Company's principal subsidiaries until April of 1997. He previously served as Chairman of Trans Union Corporation's ocean shipping group of companies from December of 1971 through May of 1979. He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971. He is also a former director of Reserve Fund, Inc., a money market fund and a former Trustee of Atlantic Mutual Companies, an insurance company. He is the brother of Erik F. Johnsen.

      ERIK F. JOHNSEN, 72, has been the President, Chief Operating Officer and Director of the Company since its commencement of operations in 1979. Until April of 1997, Mr. Johnsen also served as the President and Chief Operating Officer of each of the Company's principal subsidiaries, except Waterman, for which he served as Chairman of the Executive Committee. Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and served as its President from 1966 until April of 1997. Mr. Johnsen is also a director of First Commerce Corporation, a bank holding company. Mr. Johnsen has served as the Chairman of the Board of Assuranceforeningen GARD, a P&I insurance club since 1994 and has been a member since 1982. He is the brother of Niels W. Johnsen.

      NIELS M. JOHNSEN, 52, is Executive Vice President of the Company. Mr. Johnsen has served as a Director of the Company since April of 1988. He joined Central Gulf on a full time basis in 1970 and held various positions with the Company before being named Executive Vice President in April of 1997. He has also served as chairman of each of the Company's principal subsidiaries, except Waterman, since April of 1997. He is also President of Waterman and N. W. Johnsen & Co., Inc., subsidiaries of the Company engaged in LASH liner service and ship and cargo charter brokerage, respectively. He is the son of Niels W. Johnsen.

      ERIK L. JOHNSEN, 40, is Executive Vice President of the Company. He joined Central Gulf in 1979 and held various positions with the Company before being named Executive Vice President in April of 1997. He has served as a Director of the Company since 1994. He has also served as the President of each of the Company's principal subsidiaries, except Waterman, since April of 1997, and as Executive Vice President of Waterman since September of 1989. He is responsible for all operations of the Company's vessel fleet and leads the Company's Ship Management Group. He is the son of Erik F. Johnsen.

      GARY L. FERGUSON, 57, is Vice President and Chief Financial Officer of the Company. He joined Central Gulf in 1968 where he held various positions with the Company prior to being named Controller in 1977, and Vice President and Chief Financial Officer in 1989.

      DAVID B. DRAKE, 42, is Vice President and Treasurer of the Company. He joined Central Gulf in 1979 and held various positions prior to being named Vice President and Treasurer in 1996.

      MANUEL G. ESTRADA, 43, is Vice President and Controller of the Company. He joined Central Gulf in 1978 and held various positions prior to being named Vice President and Controller in 1996.

      HAROLD S. GREHAN, Jr., 70, is a Director of the Company. He joined Central Gulf in 1958 and became Vice President in 1959, Senior Vice President in 1973 and Executive Vice President and Director in 1979. Mr. Grehan retired from the Company at the end of 1997, and continues to serve as a Director.

      LAURANCE EUSTIS, 84, has served as a Director of the Company since 1979. He is the Chairman of the Board of Eustis Insurance, Inc., mortgage banking and general insurance, located in New Orleans, Louisiana. Mr. Eustis is also a director of First Commerce Corporation, a bank holding company, and Pan American Life Insurance Company.

      RAYMOND V. O'BRIEN, Jr., 70, has served as a Director of the Company since 1979. He is also a director of Emigrant Savings Bank. He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January of 1978 through December of 1992.

      EDWIN LUPBERGER, 61, has served as a Director of the Company since April of 1988. Mr. Lupberger is the Chairman of the Board, Chief Executive Officer, and Director of Entergy Corporation and its principal operating subsidiaries, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc. and Entergy New Orleans, Inc. He also is a director of First Commerce Corporation, a bank holding company.

      EDWARD K. TROWBRIDGE, 69, has served as a Director of the Company since April of 1994. He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from July of 1988 through November of 1993.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The information called for by Item 5 is included in the 1997 Annual Report to Shareholders in the section entitled "Common Stock Prices and Dividends for Each Quarterly Period of 1996 and 1997" and is incorporated herein by reference to page 19 of Exhibit 13 filed with this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

      The information called for by Item 6 is included in the 1997 Annual Report to Shareholders in the section entitled "Summary of Selected Consolidated Financial Data" and is incorporated herein by reference to page 1 of Exhibit 13 filed with this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information called for by Item 7 is included in the 1997 Annual Report to Shareholders in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference to pages 2 through 5 of Exhibit 13 filed with this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated balance sheets as of December 31, 1997, and December 31, 1996, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1997, and the notes thereto, are included in the 1997 Annual Report to the Shareholders and are incorporated herein by reference to pages 6 through 19 of Exhibit 13 filed with this Form 10-K. Such statements have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report included in such Annual Report and incorporated herein by reference to page 19 of Exhibit 13 filed with this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by Item 10 is incorporated herein by reference to Item 4a, Executive Officers and Directors of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by Item 11 is included on pages 6, 7 and 8 of the Company's definitive proxy statement dated March 10, 1998, filed pursuant to
Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by Item 12 is included on pages 2, 3, 4 and 5 of the Company's definitive proxy statement dated March 10, 1998, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is included on pages 2, 3, 4, 5 and 8 of the Company's definitive proxy statement dated March 10, 1998, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following financial statements, schedules and exhibits are filed as part of this report:

(a)   1. FINANCIAL STATEMENTS

      The following financial statements and related notes are included in the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference to pages 6 through 19 of Exhibit 13 filed with this Form10-K.

      Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

      Consolidated Balance Sheets at December 31, 1997 and 1996

      Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

      Report of Independent Public Accountants

      2. FINANCIAL STATEMENT SCHEDULES

      Report of Independent Public Accountants on Supplemental Schedules
      Schedule I - Condensed Financial Information of the Registrant

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

      (4.2) Form of 9% Senior Note due July 1, 2003 (included in Exhibit (4.1) hereto and incorporated herein by reference).

      (4.3) Form of Indenture between the Company and the Bank of New York,
            Inc., as Trustee, with respect to 7 3/4% Senior Notes due October 15, 2007 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 22, 1998, and incorporated herein by reference).

      (4.4) Form of 7 3/4% Senior Note due October 15, 2007 (included in Exhibit
            (4.3) hereto and incorporated herein by reference).

      (10) $25,000,000 Credit Agreement dated as of January 22, 1998, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent (filed as exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-46317) and incorporated herein by reference.)

      (13)  1997 Annual Report to Shareholders

      (21)  Subsidiaries of International Shipholding Corporation

      (27)  Financial Data Schedule

(b) No reports on Form 8-K were filed for the three months ended December 31, 1997.

(c) The Index of Exhibits and required Exhibits are included following the Financial Statement Schedules beginning at page 21 of this Report.

(d) The Index of Supplemental Financial Statement Schedules and the required Financial Statement Schedule are included following the signatures beginning at page 22 of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        INTERNATIONAL SHIPHOLDING CORPORATION
                                   (Registrant)

March 26, 1998          By /s/  GARY L. FERGUSON
                             Gary L. Ferguson
                             Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        INTERNATIONAL SHIPHOLDING CORPORATION
                                    (REGISTRANT)


March 26, 1998          By /s/   NIELS W. JOHNSEN
                              Niels W. Johnsen
                              Chairman of the Board, Director and
                              Chief Executive Officer


March 26, 1998          By /s/   ERIK F. JOHNSEN
                              Erik F. Johnsen
                              President and Director


March 26, 1998          By /s/   NIELS M. JOHNSEN
                              Niels M. Johnsen
                              Executive Vice President and Director


March 26, 1998          By /s/   ERIK L. JOHNSEN
                              Erik L. Johnsen
                              Executive Vice President and Director


March 26, 1998          By /s/   HAROLD S. GREHAN, JR.
                              Harold S. Grehan, Jr.
                              Director


March 26, 1998          By /s/   LAURANCE EUSTIS
                              Laurance Eustis
                              Director


March 26, 1998          By /s/   RAYMOND V. O'BRIEN, JR.
                              Raymond V. O'Brien, Jr.
                              Director

March 26, 1998          By /s/EDWIN LUPBERGER
                              Edwin Lupberger
                              Director


March 26, 1998          By /s/EDWARD K. TROWBRIDGE
                              Edward K. Trowbridge
                              Director


March 26, 1998          By /s/GARY L. FERGUSON
                              Gary L. Ferguson
                              Vice President and Chief Financial Officer


March 26, 1998          By /s/MANNY G. ESTRADA
                              Manny G. Estrada
                              Chief Accounting Officer

                                  EXHIBIT INDEX
EXHIBIT
NUMBER
------
(3) Restated Certificate of Incorporation, as amended, and By-Laws of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference)

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

(4.2) Form of 9% Senior Note due July 1, 2003 (included in Exhibit (4.1) hereto and incorporated herein by reference).

(4.3) Form of Indenture between the Company and the Bank of New York, Inc., as
      Trustee, with respect to 7 3/4% Senior Notes due October 15, 2007 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 22, 1998, and incorporated herein by reference).


(4.4) Form of 7 3/4% Senior Note due October 15, 2007 (included in Exhibit (4.3) hereto and incorporated herein by reference).

(10) $25,000,000 Credit Agreement dated as of January 22, 1998, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent (filed as exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-46317) and incorporated herein by reference.)

(13)  1997 Annual Report to Shareholders

(21)  Subsidiaries of International Shipholding Corporation

(27)  Financial Data Schedule

             INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

Report of Independent Public Accountants on Supplemental Schedule          22

Schedule I - Condensed Financial Information of the Registrant          23-26

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

      We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 included in International Shipholding Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 16, 1998, except with respect to the issuance of the Senior Notes discussed in Note B, as to which the date is January 22, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

New Orleans, Louisiana,
January 16, 1998

            INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                           (All Amounts in Thousands)
ASSETS
                                                      DECEMBER 31,  December 31,
                                                         1997           1996
                                                     --------------  -----------
Current Assets:
         Cash and Cash Equivalents ...............     $     404      $     241
         Marketable Securities ...................         2,181          2,727
         Accounts Receivable .....................           138             98
         Federal Income Taxes Receivable .........            43          1,366
         Other Current Assets ....................           427            356
                                                       ---------      ---------
Total Current Assets .............................         3,193          4,788
                                                       ---------      ---------
Deferred Federal Income Taxes ....................         1,113            920
                                                       ---------      ---------
Investment in Consolidated Subsidiaries ..........       272,186        264,565
                                                       ---------      ---------
Furniture and Equipment ..........................         3,761            122
Less -  Accumulated Depreciation .................           (90)           (98)
                                                       ---------      ---------
                                                           3,671             24
                                                       ---------      ---------
Deferred Charges, Net of Accumulated
Amortization of $1,752 and $1,454 in 1997 and
1996, Respectively ...............................         1,922          2,207
                                                       ---------      ---------
                                                       $ 282,085      $ 272,504
                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                      DECEMBER 31,  December 31,
                                                          1997          1996
                                                       -----------  ------------
Current Liabilities:
         Accrued Interest Payable ................     $   4,225      $   4,225
         Accounts Payable and Accrued
         Liabilities .............................           150            112
         Current Deferred Income Tax
         Liability ...............................         1,986            696
                                                       ---------      ---------
Total Current Liabilities ........................         6,361          5,033
                                                       ---------      ---------
Due to Subsidiaries ..............................         7,879            198
                                                       ---------      ---------
Long-Term Debt ...................................        93,891         93,891
                                                       ---------      ---------
Reserves .........................................         1,149            975
                                                       ---------      ---------
Commitments and Contingent Liabilities

Stockholders' Investment:
         Common Stock ............................         6,756          6,756
         Additional Paid-In Capital ..............        54,450         54,450
         Retained Earnings .......................       112,794        112,310
         Less - Treasury Stock ...................        (1,133)        (1,133)
         Accumulated Other Comprehensive
(Loss) Income ....................................           (62)            24
                                                       ---------      ---------
                                                         172,805        172,407
                                                       ---------      ---------
                                                       $ 282,085      $ 272,504
                                                       =========      =========

The "Notes to Consolidated Financial Statements of International Shipholding Corporation and Subsidiaries" are an integral part of these statements. See Accompanying "Notes to Condensed Financial information of Registrant."

             INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

(ALL AMOUNTS IN THOUSANDS)
                                                     Year Ended December 31,
                                                   1997        1996        1995
                                                 --------    -------    -------
Management Fee Revenue from Subsidiaries ....  $   11,563      6,135      5,673

Administrative and General Expenses ..........     10,867      5,957      5,704
                                                 --------    -------    -------
              Gross Profit ...................        696        178        (31)
                                                 --------    -------    -------
Interest:
         Interest Expense ....................     10,498     11,518     10,244
         Investment Income ...................     (1,217)    (2,372)    (1,129)
                                                 --------    -------    -------
                                                    9,281      9,146      9,115
                                                 --------    -------    -------
Gain on Sale of Investments ..................       --         --       16,442
                                                 --------    -------    -------
Equity in Net Income of Consolidated
Subsidiaries
         (Net of Applicable Taxes) ...........      7,717     13,951     16,245
                                                 --------    -------    -------
Income (Loss) Before Provision
(Benefit) for
  Income Taxes ...............................       (868)     4,983     23,541
                                                 --------    -------    -------
Provision (Benefit) for Income Taxes:
         Current .............................      1,587     (1,505)     9,663
         Deferred ............................     (4,581)    (1,784)    (7,113)
         State ...............................        (29)       449         11
                                                 --------    -------    -------
                                                   (3,023)    (2,840)     2,561
                                                 --------    -------    -------
Net Income ...................................   $  2,155      7,823     20,980
                                                 ========    =======    =======

The "Notes to Consolidated Financial Statements of International Shipholding Corporation and Subsidiaries" are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant."

            INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)


                                                    Year Ended December 31,
                                                  1997        1996        1995
                                                -------       -----      ------
Cash Flows from Operating Activities:
    Net Income .............................    $ 2,155       7,823      20,980
    Adjustments to Reconcile Net Income
      to Net Cash Provided by
       Operating Activities:
         Depreciation ......................         45          14          36
         Amortization of Deferred
           Charges .........................        449         596         382
         Benefit for Deferred Income
           Taxes ...........................     (4,581)     (1,784)     (7,113)
         Net Income of Consolidated
           Subsidiaries ....................     (7,717)    (13,951)    (16,245)

         Gain on Sale of Investment ........       --          --       (16,442)
       Changes in:
         Accounts Receivable ...............        (40)        149       2,111
         Other Current Assets ..............        (69)      1,593      (1,670)
         Other Assets ......................       --           (13)      1,901
         Accounts Payable and Accrued
           Liabilities .....................         38        (411)        389
         Federal Income Taxes Payable ......      2,523      (6,765)      6,084
         Reserves ..........................        174          45          57
                                                -------     -------     -------
Net Cash Used by Operating Activities ......     (7,023)    (12,704)     (9,530)
                                                -------     -------     -------

Cash Flows from Investing Activities:
    Purchase of Furniture and Equipment ....       (299)        (69)        (12)
    Additions to Deferred Charges ..........        (24)       --          (958)
    Proceeds from Short-Term Investments ...        500       1,799        --
    Other Investing Activities .............       --         3,015      (1,216)
                                                -------     -------     -------
Net Cash Provided (Used) by Investing
  Activities ...............................        177       4,745      (2,186)
                                                -------     -------     -------
Cash Flows from Financing Activities:
    Reduction of Debt ......................       --          --          (909)
    Change in Due to Subsidiaries ..........      8,764       9,713      13,959
    Additions to Deferred Financing
      Charges ..............................        (84)         (7)       --
    Common Stock Dividends Paid ............     (1,671)     (1,671)     (1,228)
                                                -------     -------     -------
Net Cash Provided by Financing
  Activities ...............................      7,009       8,035      11,822
                                                -------     -------     -------
Net Increase in Cash and Cash
  Equivalents ..............................        163          76         106
Cash and Cash Equivalents at Beginning
  of Year ..................................        241         165          59
                                                -------     -------     -------
Cash and Cash Equivalents at End of Year ...    $   404     $   241     $   165
                                                =======     =======     =======

The "Notes to Consolidated Financial Statements of International Shipholding Corporation and Subsidiaries" are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant"

            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                DECEMBER 31, 1997

Note 1. Basis of Preparation

      Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K, Part II,
Item 8, page 16.

Note 2. Cash Dividends of Subsidiaries

      There were no dividends received from subsidiaries for the years ended December 31, 1997, 1996, and 1995.

Note 3. Long-Term Debt

      Long-term debt consists of the following:

                                           (All Amounts in Thousands)
                         INTEREST          DECEMBER 31,   DECEMBER 31,
                          RATE       DUE       1997          1996
                         ------      ----     ------        ------
Unsecured Senior Notes     9.00%     2009   $ 93,891      $ 93,891

      In addition to these Unsecured Senior Notes, International Shipholding Corporation (Parent Company) guarantees certain long-term debt of its subsidiaries, which amounted to $30,463,000 at December 31, 1997.

      On January 22, 1998, International Shipholding Corporation (Parent Company) issued a new series of $110,000,000 aggregate principal amount 7 3/4% Senior Notes due 2007 ("the Notes"). The net proceeds from these Notes were used to repay certain indebtedness of the Company's subsidiaries during the first quarter of 1998.