Form 10-Q
period 1998-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 1998-05-15
CIK 278041

           INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 1998
                                         ---------------

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______to______

Commission file number             2-63322
                        ----------------------------------------------------

                    INTERNATIONAL SHIPHOLDING CORPORATION
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                   36-2989662
-------------------------------        -------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

650 Poydras Street            New Orleans, Louisiana                  70130
----------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

                                (504) 529-5461
----------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.  YES    x       NO
                                      ---------     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $1 Par Value        6,682,887 shares     (March 31, 1998)
                                     ------------------

                     PART I - FINANCIAL INFORMATION
                      ITEM 1-FINANCIAL STATEMENTS

                  INTERNATIONAL SHIPHOLDING CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (All Amounts in Thousands Except Per Share Data)
                               (Unaudited)

                                       Three Months Ended March 31,
                                         1998                1997
                                     -------------       -------------
Revenues                               $  90,377           $  83,519
Subsidy Revenue                            3,121               6,475
                                     -------------       -------------
                                          93,498              89,994
                                     -------------       -------------
Operating Expenses:
   Voyage Expenses                        70,659              66,898
   Vessel and Barge Depreciation           8,776               8,522
                                     -------------       -------------
      Gross Voyage Profit                 14,063              14,574
                                     -------------       -------------

Administrative and General Expenses        6,280               6,878
                                     -------------       -------------
   Operating Income                        7,783               7,696
                                     -------------       -------------

Interest:
   Interest Expense                        6,987               7,001
   Investment Income                        (504)               (372)
                                     -------------       -------------
                                           6,483               6,629
                                     -------------       -------------

Income Before Provision (Benefit) for
 Income Taxes and Extraordinary Item       1,300               1,067
                                     -------------       -------------

Provision (Benefit) for Income Taxes:
    Current                                1,431                 493
    Deferred                                (966)               (104)
    State                                     67                  85
                                     -------------       -------------
                                             532                 474
                                     -------------       -------------

Income Before Extraordinary Item       $     768           $     593
                                     -------------       -------------

Extraordinary Loss on Early
 Extinguishment of Debt (Net of
 Income Tax Benefit of $554)              (1,029)                 -
                                     -------------       -------------

Net (Loss) Income                      $   (261)           $     593
                                     =============       =============

Basic and Diluted Earnings Per Share:
    Income Before Extraordinary Loss   $   0.11            $    0.09
    Extraordinary Loss                    (0.15)                  -
                                     -------------       -------------
    Net (Loss) Income                  $  (0.04)           $    0.09
                                     =============       =============

    The accompanying notes are an integral part of these statements.

                   INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                        (All Amounts in Thousands)
                              (Unaudited)

                                              March 31,        December 31,
                                                1998               1997
ASSETS                                     ---------------   ---------------
Current Assets:
   Cash and Cash Equivalents                 $    27,858       $    32,002
   Marketable Securities                          11,143            10,758
   Accounts Receivable, Net of Allowance
     for Doubtful Accounts of $96 and $208
     in 1998 and 1997, Respectively:
          Traffic                                 34,983            35,442
          Agents'                                  5,576             7,128
          Claims and Other                         5,468             3,031
   Federal Income Taxes Receivable                   -                  43
   Deferred Income Taxes                             730               -
   Net Investment in Direct Financing Leases       1,885             1,913
   Other Current Assets                            3,553             4,187
   Material and Supplies Inventory, at Cost       13,477            13,296
                                           ---------------   ---------------
Total Current Assets                             104,673           107,800
                                           ---------------   ---------------
Marketable Equity Securities                         486               582
                                           ---------------   ---------------
Net Investment in Direct Financing Leases         20,093            20,552
                                           ---------------   ---------------
Vessels, Property, and Other Equipment, at Cost:
   Vessels and Barges                            701,354           689,856
   Other Marine Equipment                          7,633             7,590
   Terminal Facilities                            18,408            18,377
   Land                                            2,317             2,317
   Furniture and Equipment                        16,923            16,853
                                           ---------------   ---------------
                                                 746,635           734,993
Less -  Accumulated Depreciation                (320,904)         (311,557)
                                           ---------------   ---------------
                                                 425,731           423,436
                                           ---------------   ---------------
Other Assets:
   Deferred Charges, Net of Accumulated
     Amortization of $59,939 and $53,913
     in 1998 and 1997, Respectively               38,302            38,960
   Acquired Contract Costs, Net of
     Accumulated Amortization of $13,063 and
     $12,699 in 1998 and 1997, Respectively       17,463            17,826
   Due from Related Parties                          351               369
   Other                                           7,345             8,679
                                           ---------------   ---------------
                                                  63,461            65,834
                                           ---------------   ---------------
                                             $   614,444       $   618,204
                                           ===============   ===============

    The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                           (All Amounts in Thousands)
                                  (Unaudited)

                                              March 31,        December 31,
LIABILITIES AND STOCKHOLDER'S INVESTMENT        1998               1997
                                           ---------------   ---------------

Current Liabilities:
   Current Maturities of Long-Term Debt      $    15,302       $    35,865
   Current Maturities of Capital Lease
     Obligations                                   2,915             2,579
   Accounts Payable and Accrued Liabilities       53,235            51,735
   Federal Income Tax Payable                        680               -
   Current Deferred Income Tax Liability             -                 171
   Current Liabilities to be Refinanced              -             (22,511)
                                           ---------------   ---------------
Total Current Liabilities                         72,132            67,839
                                           ---------------   ---------------
Current Liabilities to be Refinanced                 -              22,511
                                           ---------------   ---------------
Billings in Excess of Income Earned and
 Expenses Incurred                                 3,802             5,903
                                           ---------------   ---------------
Long-Term Capital Lease Obligations, Less
 Current Maturities                               12,333            14,994
                                           ---------------   ---------------
Long-Term Debt, Less Current Maturities          292,283           271,835
                                           ---------------   ---------------
Reserves and Deferred Credits:
   Deferred Income Taxes                          38,566            39,494
   Claims and Other                               23,201            22,823
                                           ---------------   ---------------
                                                  61,767            62,317
                                           ---------------   ---------------

Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock                                    6,756             6,756
   Additional Paid-In Capital                     54,450            54,450
   Retained Earnings                             112,116           112,794
    Less - Treasury Stock                         (1,133)           (1,133)
   Accumulated Other Comprehensive Loss              (62)              (62)
                                           ---------------   ---------------
                                                  172,127          172,805
                                           ---------------   ---------------
                                              $   614,444      $   618,204
                                           ===============   ===============

    The accompanying notes are an integral part of these statements.

                   INTERNATIONAL SHIPHOLDING CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                       (All Amounts in Thousands)
                             (Unaudited)
                                                           Accumulated
                             Additional                       Other
                      Common  Paid-In   Retained  Treasury Comprehensive
                       Stock  Capital   Earnings   Stock   Income (Loss) Total
                     --------- --------- --------- --------- --------- ---------
Balance at
 December 31, 1996   $  6,756  $ 54,450  $112,310  ($ 1,133) $     24  $172,407

Comprehensive Income:

 Net Income for Year Ended
  December 31, 1997       -         -       2,155       -         -       2,155

 Other Comprehensive Income:
  Unrealized Holding Loss
   on Marketable Securities,
   Net of Deferred Taxes of
   ($46)                  -         -         -         -         (86)      (86)
                                                                       ---------
Total Comprehensive Income                                                2,069

Cash Dividends            -         -      (1,671)      -         -      (1,671)
                     --------- --------- --------- --------- --------- ---------

Balance at
 December 31, 1997   $  6,756  $ 54,450  $112,794  ($1,133)      ($62) $172,805
                     ========= ========= ========= ========= ========= =========

Comprehensive Income:

  Net Income for the
   Period Ended
   March 31, 1998         -         -        (261)      -         -        (261)

                                                                        --------
Total Comprehensive Income                                                 (261)

Cash Dividends            -         -        (417)      -         -        (417)
                      --------- --------- --------- --------- --------- --------

Balance at
 March 31, 1998       $  6,756  $ 54,450  $112,116  ($1,133)     ($62)  $172,127
                      ========= ========= ========= ========= ========= ========

    The accompanying notes are an integral part of these statements.

                   INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (All Amounts in Thousands)
                              (Unaudited)


                                             For Three Months Ended March 31,
                                                  1998              1997
                                             --------------    -------------
Cash Flows from Operating Activities:
    Net (Loss) Income                          $    (261)              593
    Adjustments to Reconcile Net (Loss)
     Income to Net Cash Provided
     by Operating Activities:
         Depreciation                              9,442             9,226
         Amortization of Deferred
          Charges and Other Assets                 6,404             5,628
         Benefit for Deferred Income
          Taxes                                     (966)             (104)
         Loss on Sale of Vessels and
          Other Property                               3               -
         Extraordinary Loss                        1,029               -
      Changes in:
         Accounts Receivable                        (426)           10,504
         Net Investment in Direct
          Financing Leases                           487               861
         Inventories and Other Current
          Assets                                     468            (2,369)
         Other Assets                              1,326               374
         Accounts Payable and Accrued
          Liabilities                               (825)          (10,081)
         Federal Income Taxes Payable                415               301
         Unearned Income                          (2,101)           (2,311)
         Reserve for Claims and Other
          Deferred Credits                        (1,093)              595
                                             --------------    --------------
Net Cash Provided by Operating Activities         13,902            13,217
                                             --------------    --------------

Cash Flows from Investing Activities:
    Purchase of Vessels and Other
     Property                                     (9,901)          (4,073)
    Additions to Deferred Charges                 (1,773)          (2,479)
    Proceeds from Sale of Vessels and
     Other Property                                   77              -
    Purchase of Short-Term Investments              (304)             -
    Other Investing Activities                        18              573
                                             --------------    --------------
Net Cash Used by Investing Activities            (11,883)          (5,979)
                                             --------------    --------------

Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt               117,435            38,657
    Reduction of Debt and Capital Lease
     Obligations                                (119,875)          (50,224)
    Additions to Deferred Financing
     Charges                                      (2,874)              (23)
    Other Financing Activities                      (432)              -
    Common Stock Dividends Paid                     (417)             (418)
                                             --------------    --------------
Net Cash Used by Financing Activities             (6,163)          (12,008)
                                             --------------    --------------

Net Decrease in Cash and Cash Equivalents         (4,144)           (4,770)
Cash and Cash Equivalents at Beginning
 of Period                                        32,002             43,020
                                             --------------    --------------
Cash and Cash Equivalents at End of Period    $   27,858        $   38,250
                                             ==============    ==============

    The accompanying notes are an integral part of these statements.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1998
                              (Unaudited)

Note 1.  Basis of Preparation
     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements
have been   omitted.  It  is  suggested  that  these interim statements  be
read  in  conjunction  with  the   financial statements  and notes thereto
included in the Form  10-K  of International  Shipholding Corporation for
the year ended December 31, 1997. Certain reclassifications have been made to prior period financial information in order to conform to current year presentations.
      Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year
1998.   In  the  opinion  of management,  all  adjustments  (consisting  of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.
      The foregoing 1998 interim results are not necessarily indicative of the results of operations for the full year 1998.
     The Company's policy is to consolidate all subsidiaries in which it holds greater than 50% voting interest. All significant intercompany accounts and transactions have been eliminated.

Note 2.  New Accounting Standards
      In April of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs
and organization costs.  It requires costs of start-up activities   and
organization  costs  to  be  expensed   as incurred.  The SOP is effective
for financial statements for fiscal years beginning after December 15, 1998. The Company has not chosen early adoption and expects no material impact on its financial statements when the SOP is adopted.

                                 ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     Certain statements made in this report or elsewhere by, or on behalf of, the Company that are not based on historical facts are intended
to  be   forward-looking statements  within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about future events
and  are  therefore  subject  to  risks  and uncertainties.   The Company
cautions readers that certain important factors have affected and may affect in the future the Company's actual consolidated results of operations and may cause future results to differ materially from those expressed in or implied by any forward-looking statements made in this report or
elsewhere by, or on behalf of,  the Company.   A  description  of  certain
of these important factors is contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

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

                    FIRST QUARTER ENDED MARCH 31, 1998
              COMPARED TO FIRST QUARTER ENDED MARCH 31, 1997


Gross Voyage Profit
-------------------
     Gross voyage profit decreased slightly from $14.6 Million in the first quarter of 1997 to $14.1 Million in the first quarter of 1998.
Decreases in gross  voyage  profit resulting   from  reduced  cargo  volume
on the Company's domestic and Indonesian services were substantially offset by improved results on the Company's Waterman LASH liner service due to lower fuel prices and fewer days out of service for scheduled drydockings.
      Vessel and barge depreciation for the first quarter of 1998 increased 3.0% to $8.8 Million as compared to $8.5 Million in the same period of 1997 primarily due to the commencement of operations in the first quarter of 1997 of a LASH vessel purchased and refurbished in 1996 and 82 LASH barges.

Other Income and Expenses
-------------------------
     Administrative and general expenses decreased from $6.9 Million or 7.6% of revenues in the first quarter of 1997 to $6.3 Million or 6.7% of revenues in the same period in 1998 due to a continuing cost reduction program, including a small reduction in work force implemented at the end of the first quarter of 1997.
      Interest expense was approximately $7.0 Million for each of the first quarters of 1998 and 1997. On January 22, 1998, the Company issued $110 Million of 7 3/4% Senior Notes due 2007 (the "Notes"), the proceeds of which were used to repay shorter-term amortizing bank debt. Interest expense on  these Notes for the first quarter of 1998 was offset  by reductions  in
interest  expense   resulting   from   the aforementioned  early  repayment
of  debt   and   regularly scheduled payments.
     Investment income increased from $372,000 for the first quarter of 1997 to $504,000 for the first quarter of 1998 due to a higher average balance of invested funds and more favorable interest rates.

Income Taxes
------------
      The Company provided $465,000 for Federal income taxes in the first quarter of 1998 and $389,000 in the first quarter of 1997 at the statutory rate of 35% for both periods.

Extraordinary Loss on the Early Extinguishment of Debt
------------------------------------------------------
      The Company incurred an extraordinary loss of $1 Million during the first quarter of 1998 related to the early extinguishment of debt. This loss resulted primarily from the write-off of previously deferred financing costs related to the loans repaid early with the proceeds of the aforementioned Notes and a make-whole premium on one of those loans.

               LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital decreased from $40 Million at December 31, 1997, to $32.5 Million at March 31, 1998, after provision for current maturities of long-term debt and capital lease obligations of $18.2
Million.   Cash and cash equivalents decreased during the first three months of 1998 by $4.1 Million to a total of $27.9 Million. This decrease, which resulted from cash used for investing and financing activities of $11.9 Million and $6.2 Million, respectively, was partially offset by operating cash flows of $13.9 Million.
     The major source of cash from operations was net income adjusted for non-cash provisions such as depreciation, amortization, and the write-off of unamortized deferred financing costs related to loans repaid with the proceeds of the Notes.
      Investing activities during the period included the purchase of a new LASH vessel, the Hickory, 82 LASH barges, and two special purpose barges for which the Company used cash of $7.5 Million, $764,000, and $745,000, respectively. Additionally, cash of $1.8 Million was used for deferred drydocking charges.
      The Company received the net proceeds from the sale of the  Notes  in
January  of  1998  of  approximately  $109.4 Million,   which  were  used
primarily  to  repay   certain indebtedness of the Company's subsidiaries and
for  related transaction   costs.   The  net  cash  used  for   financing
activities of $6.2 Million included reductions of  debt  and capital  lease
obligations  of  $120  Million  for   early repayment  of  debt  as discussed
above, reguarly scheduled principal payments, and repayments of amounts drawn under lines of credit which were substantially offset by the proceeds from the aforementioned Notes and $8 Million drawn under the
Company's lines of credit.   Additionally,  $2.9 Million was used for
transaction costs of issuing the Notes, $417,000   was   used   to   meet
common   stock   dividend requirements,  and  $432,000 was used to  pay  a
make-whole premium on one of the loans repaid early with the proceeds of the Notes.

      In the first quarter of 1998, the Company purchased a 1989-built LASH vessel renamed Hickory. The total purchase price was $9 Million, of which $7.5 Million was paid as of March 31, 1998, and financed through draws on the Company's line of credit. As reported in the third quarter of 1997, the Company also purchased a 1987-built LASH vessel renamed Willow. Both of these vessels are now in reserve pending a decision on their conversion/deployment. On an interim basis, the Hickory is being employed
 as a feeder vessel  for LASH  barge  movements in Southeast Asia.   The
Company  is making plans to refurbish at least one of these vessels at a cost of approximately $12 Million, after which that vessel will likely replace one of the older vessels in the Company's TransAtlantic LASH liner service.
      Early in the second quarter of 1998, the Company purchased and took delivery of a 1994-built Pure Car/Truck Carrier. The purchase price was financed with draws on the Company's revolving credit facility. The vessel, renamed the Green Point, will commence a long-term charter to a major Japanese shipping company after being reflagged to U. S. Registry.
      At December 31, 1997, the Company had available three lines of credit totaling $35.0 Million to meet short-term requirements when fluctuations occur in working capital. Early in the first quarter of 1998, the Company entered into a $25 Million revolving credit facility that replaced these
lines  of  credit.   At  March  31,  1998,  $3  Million  was outstanding  on
this credit facility. At the end of the first quarter of 1998, the Company increased this revolving credit facility to $50 Million. Additional draws were made against this increased line of credit early in the second quarter for the financing of the Green Point.
     Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service and dividend requirements during the foreseeable future.
      The  Company  has  not  been notified  that  it  is  a potentially
responsible  party  in  connection   with   any environmental matters.
      At a regular meeting held April 15, 1998, the Board of Directors declared a quarterly dividend of 6.25 cents per Common Share payable on June 19, 1998, to shareholders of record on June 5, 1998. At the Company's Annual Meeting of Shareholders held on the same day as the Board Meeting, the International Shipholding Corporation Stock Incentive Plan (the
"Plan") was approved. The Plan is included in its entirety in Exhibit A to the Company's Definitive Proxy Statement dated March 10, 1998, filed
pursuant  to  Section 14(a)   of   the  Securities  Exchange  Act  of  1934,
and incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders was held April  15, 1998.   The
matters voted upon and the results of the voting were as follows:

(1)  Election of Board of Directors:

                               Shares Voted
     Nominee                        For            Withheld Authority
     -------                   ------------        ------------------
     Niels W. Johnsen           5,469,694                23,623
     Erik F. Johnsen            5,470,449                22,868
     Niels M. Johnsen           5,470,746                22,571
     Erik L. Johnsen            5,470,146                23,171
     Harold S. Grehan, Jr.      5,470,952                22,365
     Laurance Eustis            5,470,164                23,153
     Raymond V. O'Brien, Jr.    5,470,889                22,428
     Edwin Lupberger            5,471,129                22,188
     Edward K. Trowbridge       5,471,029                22,288

(2) Approval of the International Shipholding Corporation Stock Incentive Plan as set forth in pages 10 through 13 and Appendix A of the Company's Definitive Proxy Statement dated March 10, 1998, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and incorporated herein by reference:

     Shares Voted For           4,796,206
     Shares Voted Against          73,225
     Abstentions                   32,952
     Broker Non-Votes             590,934

(3) Ratification of Arthur Andersen LLP, certified public accountants, as independent auditors for the Corporation for the fiscal year ending December 31, 1998:

     Shares Voted For           5,460,089
     Shares Voted Against           1,998
     Abstentions                   31,230

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT INDEX
                        Exhibit Number    Description
                        --------------    -----------
     Part I Exhibits:         27          Financial Data Schedule

     Part II Exhibits:         3          Restated Certificate of Incorporation,
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

                              10 First Amended and Restated Credit Agreement dated as of March 31, 1998, by and among the Company as Borrower, the certain lenders which are signatory thereto, Citicorp
                                          Securities, Inc. as Arranger,  and
                                          Citibank, N.A., as Administrative
                                          Agent

(b) A report on Form 8-K was filed January 22, 1998, to report the private placement of $110 Million of the Company's 7 3/4% Senior Notes due 2007.



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


Date        May 14, 1998
      ___________________________