Form 10-Q
period 1998-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 1998-08-13
CIK 278041

          INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  June 30, 1998
                                        -----------------
__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
                                        -----------  -----------

Commission file number                 2-63322
                      -------------------------------------------------------

                  INTERNATIONAL SHIPHOLDING CORPORATION
-----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

       Delaware                                    36-2989662
------------------------               -------------------------------------
(State or other jurisdiction of       (I.R.S.Employer Identification Number)
incorporation or organization)

650 Poydras Street          New Orleans, Louisiana                  70130
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common Stock   $1 Par Value        6,682,887 shares     (June 30,  1998)
                                       ------------------

                    PART I - FINANCIAL INFORMATION
                      ITEM I-FINANCIAL STATEMENTS

                 INTERNATIONAL SHIPHOLDING CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (All Amounts in Thousands Except Per Share Data)
                               (Unaudited)

                                 Three Months Ended       Six Months Ended
                                June 30,     June 30,    June 30,    June 30,
                                  1998         1997        1998        1997
                               ----------  ----------  ----------  ---------
Revenues                       $  91,402   $  99,774   $  181,779  $  183,293
Subsidy Revenue                    3,586       2,746        6,707       9,221
                               ----------  ----------  ----------  ----------
                                  94,988     102,520      188,486     192,514
                               ----------  ----------  ----------  ----------
Operating Expenses:
 Voyage Expenses                  69,088      79,394      139,747     146,292
 Vessel and Barge Depreciation     9,345       8,627       18,121      17,149
                               ----------  ----------  ----------  ----------
       Gross Voyage Profit        16,555      14,499       30,618      29,073
                               ----------  ----------  ----------  ----------

Administrative and General
 Expenses                          6,734       6,651       13,014      13,529
                               ----------  ----------  ----------  ----------
       Operating Income            9,821       7,848       17,604      15,544
                               ----------  ----------  ----------  ----------

Interest:
 Interest Expense                  7,344       6,941       14,331      13,942
 Investment Income                  (392)       (363)        (896)       (735)
                               ----------  ----------  ----------  ----------
                                   6,952       6,578       13,435      13,207
                               ----------  ----------  ----------  ----------
Income Before Provision
 (Benefit) for Income Taxes
  and Extraordinary Item           2,869       1,270        4,169       2,337
                               ----------  ----------  ----------  ----------

Provision (Benefit) for
 Income Taxes:
      Current                        (14)        379        1,417         872
      Deferred                      1,021         57           55         (47)
      State                            85        157          152         242
                               -----------  ---------  ----------  ----------
                                    1,092        593        1,624       1,067
                               -----------  ---------  ----------  ----------

Income Before
 Extraordinary Item            $    1,777   $     677   $   2,545  $   1,270
                               -----------  ---------  ----------  ----------

Extraordinary Loss on Early
 Extinguishment of Debt
 (Net of Income Tax
 Benefit of $554)                     -           -        (1,029)         -
                               ----------  ----------  ----------  ----------

Net Income                     $   1,777   $     677   $    1,516  $    1,270
                              ===========  ==========  ==========  ==========


Basic and Diluted Earnings
 Per Share:
   Income Before Extraordinary
    Loss                      $    0.27    $    0.10   $     0.38  $     0.19
   Extraordinary Loss               -             -         (0.15)         -
                              -----------  ----------  ----------  ----------
   Net Income                 $    0.27    $    0.10   $     0.23  $     0.19
                              ===========  ==========  ==========  ==========

Weighted Average Shares of
  Common Stock Outstanding      6,682,887   6,682,887   6,682,887   6,682,887

         The accompanying notes are an integral part of these statements.


                   INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                        (All Amounts in Thousands)
                                (Unaudited)
                                               June 30,        December 31,
                                                 1998              1997
                                             -------------    -------------
ASSETS
Current Assets:
  Cash and Cash Equivalents                  $    26,096      $    32,002
  Marketable Securities                           11,161           10,758
  Accounts Receivable, Net of
   Allowance for Doubtful
   Accounts of $105 and $208
   in 1998 and 1997, Respectively:
       Traffic                                    36,994            35,442
       Agents'                                     4,432             7,128
       Claims and Other                            4,262             3,031
  Federal Income Taxes Receivable                    719                43
  Net Investment in Direct
   Financing Leases                                1,857             1,913
  Other Current Assets                             2,440             4,187
  Material and Supplies Inventory, at Cost        14,214            13,296
                                              -------------    -------------
Total Current Assets                             102,175           107,800
                                              -------------    -------------
Marketable Equity Securities                         372               582
                                              -------------    -------------
Investment in Unconsolidated Entity                  650                -
                                              -------------    -------------
Net Investment in Direct Financing Leases         19,641            20,552
                                              -------------    -------------

Vessels, Property, and Other Equipment,
 at Cost:
    Vessels and Barges                           744,056           689,856
    Other Marine Equipment                         7,733             7,590
    Terminal Facilities                           18,472            18,377
    Land                                           2,317             2,317
    Furniture and Equipment                       16,655            16,853
                                              -------------    -------------
                                                 789,233           734,993
Less -  Accumulated Depreciation                (330,530)         (311,557)
                                              -------------    -------------
                                                 458,703           423,436
                                              -------------    -------------
Other Assets:
  Deferred Charges, Net of
   Accumulated Amortization
   of $65,445 and $53,913 in
   1998 and 1997, Respectively                    35,727            38,960
  Acquired Contract Costs, Net of
   Accumulated Amortization
   of $13,427 and $12,699 in
   1998 and 1997, Respectively                    17,099            17,826
  Due from Related Parties                           332               369
  Other                                            7,337             8,679
                                              -------------    -------------
                                                  60,495            65,834
                                              -------------    -------------
                                              $  642,036       $   618,204
                                              =============    =============

       The accompanying notes are an integral part of these statements.


                   INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                         (All Amounts in Thousands)
                                (Unaudited)
                                                 June 30,      December 31,
LIABILITIES AND STOCKHOLDERS' INVESTMENT           1998            1997
                                              -------------   -------------

Current Liabilities:
  Current Maturities of Long-Term Debt        $     13,972    $     35,865
  Current Maturities of Capital
   Lease Obligations                                 2,915           2,579
  Accounts Payable and Accrued Liabilities          53,956          51,735
  Current Deferred Income Tax Liability                587             171
  Current Liabilities to be Refinanced                  -          (22,511)
                                              -------------   -------------
Total Current Liabilities                           71,430          67,839
                                              -------------   -------------
Current Liabilities to be Refinanced                    -           22,511
                                              -------------   -------------
Billings in Excess of Income Earned and
 Expenses Incurred                                   8,342           5,903
                                              -------------   -------------
Long-Term Capital Lease Obligations, Less
 Current Maturities                                 12,333          14,994
                                              -------------   -------------
Long-Term Debt, Less Current Maturities            314,901         271,835
                                              -------------   -------------
Reserves and Deferred Credits:
  Deferred Income Taxes                             37,552          39,494
  Claims and Other                                  24,046          22,823
                                              -------------   -------------
                                                    61,598          62,317
                                              -------------   -------------

Commitments and Contingent Liabilities

Stockholders' Investment:
  Common Stock                                       6,756           6,756
  Additional Paid-In Capital                        54,450          54,450
  Retained Earnings                                113,475         112,794
  Less - Treasury Stock                            (1,133)         (1,133)
  Accumulated Other Comprehensive Loss               (116)            (62)
                                              -------------   -------------
                                                   173,432         172,805
                                              -------------   -------------
                                              $    642,036    $    618,204
                                              =============   =============

      The accompanying notes are an integral part of these statements.

                   INTERNATIONAL SHIPHOLDING CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                        (All Amounts in Thousands)
                                (Unaudited)
                                                         Accumulated
                          Additional                        Other
                  Common   Paid-in   Retained  Treasury Comprehensive
                   Stock   Capital   Earnings    Stock  Income (Loss)  Total
                ---------  --------- --------- ---------  ---------  --------

Balance at
 December 31,
 1996           $  6,756  $  54,450  $ 112,310  ($ 1,133)   $   24   $172,407

Comprehensive Income:

 Net Income for Year
  Ended December 31,
  1997                -          -       2,155         -         -      2,155

Other Comprehensive
 Income:
  Unrealized Holding
  Loss on Marketable
  Securities, Net of
  Deferred Taxes of
  ($46)               -          -          -          -        (86)     (86)
                                                                      -------
Total Comprehensive
 Income                                                                2,069

Cash Dividends        -          -      (1,671)       -         -     (1,671)
                  --------  --------  ---------  --------  --------  --------

Balance at December
 31, 1997         $ 6,756  $ 54,450   $112,794   ($1,133)    ($62)   $172,805
                  ========  ========  ========   ========  ========= ========

Comprehensive Income:

 Net Income for the
  Period Ended
  June 30, 1998        -        -       1,516         -          -      1,516

 Other Comprehensive
  Income:
   Unrealized Holding
   Loss on Marketable
   Securities, Net of
   Deferred Taxes of
   ($29)               -        -          -          -        (54)     (54)
                                                                     --------
Total Comprehensive
 Income                                                                 1,462

Cash Dividends         -        -        (835)        -          -      (835)
                   --------  --------  --------   --------  -------- --------

Balance at June
 30, 1998          $ 6,756  $ 54,450   $113,475   ($1,133)    ($116) $173,432
                   ========  ========  ========   ========  ======== ========

        The accompanying notes are an integral part of these statements.



                   INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (All Amounts in Thousands)
                               (Unaudited)

                                           For Six Months Ended June 30,
                                                 1998          1997
                                             ------------  ------------
Cash Flows from Operating Activities:
 Net Income                                  $  1,516       $  1,270
 Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Depreciation                                19,403         18,541
   Amortization of Deferred
    Charges and Other Assets                   12,290         11,660
   Provision (Benefit) for
    Deferred Income Taxes                          55           (47)
   Loss on Sale of Assets                           3             -
   Extraordinary Loss                           1,029             -
 Changes in:
   Accounts Receivable                            101         10,101
   Net Investment in Direct
    Financing Leases                              967          1,366
   Inventories and Other
    Current Assets                                847         (1,683)
   Other Assets                                 1,094           (778)
   Accounts Payable and Accrued
    Liabilities                                (1,264)           142
   Federal Income Taxes Payable                (1,760)           504
   Unearned Income                              2,439         (3,068)
   Reserve for Claims and Other
    Deferred Credits                             (367)         2,750
                                            ------------  -------------
Net Cash Provided by Operating Activities      36,353         40,758
                                            ------------  ------------

Cash Flows from Investing Activities:
 Purchase of Vessels and Other
  Property                                    (51,819)       (12,627)
 Additions to Deferred Charges                 (4,324)        (9,081)
 Proceeds from Sale of Assets                     111              5
 Purchase of Short-Term Investments              (306)             -
 Investment in Unconsolidated Entity             (650)             -
 Other Investing Activities                        37            612
                                             ------------  ------------
Net Cash Used by Investing Activities          (56,951)      (21,091)
                                             ------------  ------------

Cash Flows from Financing Activities:
 Proceeds from Issuance of Debt                156,435        59,632
 Reduction of Debt and Capital Lease
  Obligations                                 (137,587)      (78,148)
 Additions to Deferred Financing
  Charges                                       (2,889)          (26)
 Other Financing Activities                       (432)            -
 Common Stock Dividends Paid                      (835)         (835)
                                              ------------  ------------
Net Cash Provided (Used) by Financing
 Activities                                     14,692        (19,377)
                                              ------------  ------------
Net (Decrease) Increase in Cash and
 Cash Equivalents                               (5,906)           290
Cash and Cash Equivalents at Beginning
 of Period                                      32,002         43,020
                                              ------------  ------------
Cash and Cash Equivalents at End of
 Period                                       $ 26,096      $  43,310
                                              ============  ============

     The accompanying notes are an integral part of these statements.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1998
                                (Unaudited)

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

Note 2. New Accounting Standards
     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Acounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not chosen early adoption and, as it is not possible to predict the Company's derivative position at the time this standard will become effective, it is unknown what effect, if any, SFAS No. 133 will have on its financial statements once adopted.

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

                         RESULTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 1998
             COMPARED TO SIX MONTHS ENDED JUNE 30, 1997


Gross Voyage Profit
-------------------
     Gross voyage profit increased from $29.1 Million in the first six months of 1997 to $30.6 Million in the first six months of 1998 primarily due to improved market share and lower operating costs for the Company's liner services. Early in the second quarter of 1998, the Company purchased a 1994-built Pure Car/Truck Carrier. After being reflagged to U.S. registry and renamed Green Point, the vessel commenced a long-term contract. The Green Point also contributed to the increase in gross voyage profit during 1998 as compared to 1997. These favorable variances were partially offset by reduced cargo volume on the Company's domestic and Indonesian services, and scheduled reductions in charterhire rates on three of the Company's LASH vessels chartered to the Military Sealift Command ("MSC"). Gross voyage profit also compares favorably for the first six months of this year as compared to last year because the second quarter of 1997 was negatively impacted by the Company's decision to discontinue development of a new LASH service between the U.S. Gulf and Brazil which resulted in a charge to operating expense of approximately $1.2 Million for termination costs and the repositioning of equipment.
     Vessel and barge depreciation for the first six months of 1998 increased 5.7% to $18.1 Million as compared to $17.1 Million in the same period of 1997 primarily due to the purchase and commencement of operations early in the second quarter of 1998 of the Green Point. Also, depreciation for the Company's U.S. Flag Coal Carrier and one of the LASH vessels in its Waterman Liner Service increased due to capital improvements made during the second quarter of 1997.

Other Income and Expenses
-------------------------
     Administrative and general expenses decreased slightly from $13.5 Million in the first six months of 1997 to $13.0 Million in the same period in 1998.

     Interest expense was $14.3 Million for the first six months of 1998 as compared to $13.9 Million for the same period in 1997. The increase was primarily the result of financing associated with the acquisition of the Green Point early in the second quarter of 1998 with proceeds from draws on the Company's line of credit. On January 22, 1998, the Company issued $110 Million of 7 3/4% Senior Notes due 2007 (the "Notes"), the proceeds of which were used to repay shorter-term amortizing bank debt. Interest expense on these Notes was substantially offset by the aforementioned early repayment of debt and regularly scheduled principal payments.
     Investment income increased from $735,000 for the first six months of 1997 to $896,000 for the first six months of 1998 due to slightly higher interest rates.

Income Taxes
------------
     The Company provided $1.5 Million for Federal income taxes in the first six months of 1998 and $825,000 in the first six months of 1997 at the statutory rate of 35% for both periods.

Extraordinary Loss on the Early Extinguishment of Debt
------------------------------------------------------
     The Company incurred an after tax extraordinary loss of approximately $1 Million during the first six months of 1998 related to the early extinguishment of debt. This loss resulted primarily from the write-off of previously deferred financing costs related to the loans repaid early with the proceeds of the aforementioned Notes and a make-whole premium on one of those loans.


                   SECOND QUARTER ENDED JUNE 30, 1998
             COMPARED TO SECOND QUARTER ENDED JUNE 30, 1997

Gross Voyage Profit
-------------------
     Gross voyage profit increased from $14.5 Million in the second quarter of 1997 to $16.6 Million in the second quarter of 1998 primarily due to improved market share and lower operating costs for the Company's liner services. Additionally, the Company added the Green Point to its fleet early in the second quarter of 1998 which contributed to the increase in gross voyage profit. These favorable variances were partially offset by reduced cargo volume on the Company's domestic and Indonesian services, and scheduled reductions in charterhire rates on three of the Company's LASH vessels chartered to the MSC. Gross voyage profit also compares favorably for the second quarter of this year as compared to last year because the second quarter of 1997 was negatively impacted by the Company's decision to discontinue development of a new LASH service between the U.S. Gulf and Brazil as discussed earlier in this report.
     Vessel and barge depreciation for the second quarter of 1998 increased 8.3% to $9.3 Million as compared to $8.6 Million in the same period of 1997 primarily due to the commencement of operations in the second quarter of 1998 of the Green Point. Also, depreciation on the Company's U.S. Flag Coal Carrier and one of the LASH vessels in its Waterman Liner Service increased due to capital improvements made during the second quarter of 1997.

Other Income and Expenses
-------------------------
     Administrative and general expenses for the second quarters of 1998 and 1997 were comparable at $6.7 Million each.
     Interest expense increased approximately 5.8% to $7.3 Million in the second quarter of 1998 from $6.9 Million in the second quarter of 1997 primarily resulting from the financing of the Green Point with proceeds from draws on the Company's line of credit during the second quarter of 1998.
     Investment income increased slightly from $363,000 for the second quarter of 1997 to $392,000 for the second quarter of 1998 due to slightly higher interest rates.

Income Taxes
------------
      The Company provided $1 Million for Federal income taxes in the second quarter of 1998 and $436,000 in the second quarter of 1997 at the statutory rate of 35% for both periods.


                       LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased from $40 Million at December 31, 1997, to $30.7 Million at June 30, 1998, after provision for current maturities of long-term debt and capital lease obligations of $16.9 Million. Cash and cash equivalents decreased during the first six months of 1998 by $5.9 Million to a total of $26.1 Million. This decrease, which resulted primarily from cash used for investing activities of $57 Million, was partially offset by operating cash flows of $36.4 Million and financing cash flows of $14.7 Million.

     The major source of cash from operations was net income adjusted for non-cash provisions such as depreciation, amortization, and the write-off of unamortized deferred financing costs related to loans repaid with the proceeds of the Notes.
     Investing activities during the period included the purchase of the Green Point, the Hickory (a recently built LASH vessel), 82 LASH barges, and two special purpose barges for a total cost of about $50.5 Million. Additionally, cash of $4.3 Million was used for the cost of drydocking of certain vessels.
     The net cash provided by financing activities of $14.7 Million included the net proceeds from the Company's sale of the Notes in January of 1998 of approximately $109.4 Million and draws against the Company's line of credit totaling approximately $47 Million. The proceeds from the Notes were used primarily to repay certain indebtedness of the Company's subsidiaries and for related transaction costs. A portion of the draws on the line of credit was used to finance part of the purchase of the Green Point. These sources of cash from financing activities were offset by reductions of debt and capital lease obligations of $120 Million for early repayment of debt as discussed above, scheduled principal payments, and repayments of amounts drawn under lines of credit. Additionally, $2.9 Million was used for transaction costs of issuing the Notes, $835,000 was used to meet common stock dividend requirements, and $432,000 was used to pay a make-whole premium on one of the loans repaid early with the proceeds of the Notes.
     In the first quarter of 1998, the Company purchased a 1989-built LASH vessel renamed Hickory. The purchase price was financed through draws on the Company's line of credit. As reported in the third quarter of 1997, the Company also purchased a 1987-built LASH vessel renamed Willow. Both of these vessels are now in reserve pending a decision on their conversion/deployment. On an interim basis, the Hickory is being employed as a feeder vessel for LASH barge movements in Southeast Asia. The Company is making plans to refurbish at least one of these vessels, after which that vessel will likely replace one of the older vessels in the Company's TransAtlantic LASH liner service.
     At December 31, 1997, the Company had available three lines of credit totaling $35.0 Million to meet short-term requirements when fluctuations occur in working capital. Early in the first quarter of 1998, the Company entered into a $25 Million revolving credit facility that replaced these lines of credit. At the end of the first quarter of 1998, the Company increased this revolving credit facility to $50 Million. Additional draws were made against this increased line of credit early in the second quarter for part of the financing cost of the Green Point. At June 30, 1998, $29 Million was outstanding on this credit facility.
     Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service and dividend requirements during the foreseeable future.
     The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.
     At a regular meeting held July 15, 1998, the Board of Directors declared a quarterly dividend of 6.25 cents per Common Share payable on September 18, 1998, to shareholders of record on September 4, 1998.

PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The matters voted upon and results of the voting at the Company's annual meeting of shareholders held April 15, 1998, were reported in response to
Item 4 of the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1998, and are incorporated herein by reference.


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


(b) No reports on Form 8-K were filed for the three month period ended June 30, 1998.



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


Date   August 12, 1998
    --------------------