Form 10-Q
period 1998-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 1998-11-13
CIK 278041

          INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 1998
                                        --------------------------
__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

          For the transition period from           to
                                        ----------   ----------
Commission file number             2-63322
                      -------------------------------------------------------

                    INTERNATIONAL SHIPHOLDING CORPORATION
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Delaware                                    36-2989662
-----------------------                     -------------------------
(State or other jurisdiction of        (I.R.S.Employer Identification Number)
incorporation or organization)

650 Poydras Street        New Orleans, Louisiana                 70130
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

   Common Stock   $1 Par Value    6,682,887 shares     (September 30,  1998)
                                --------------------

                     PART I - FINANCIAL INFORMATION
                      ITEM 1-FINANCIAL STATEMENTS

                  INTERNATIONAL SHIPHOLDING CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (All Amounts in Thousands Except Per Share Data)
                              (Unaudited)

                                Three Months Ended       Nine Months Ended
                               Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                1998        1997          1998       1997
                              ----------  ----------    ---------  ---------
Revenues                      $  94,912   $  97,141     $276,691   $280,434
Subsidy Revenue                   3,693       3,168       10,400     12,389
                              ----------  ----------    ---------  ---------
                                 98,605     100,309      287,091    292,823
                              ----------  ----------    ---------  ---------
Operating Expenses:
 Voyage Expenses                 72,188      78,566      211,935    224,858
 Vessel and Barge Depreciation    9,647       8,629       27,768     25,778
                              ----------  ----------    ---------  ---------

    Gross Voyage Profit          16,770      13,114       47,388     42,187
                              ----------  ----------    ---------  ---------

Administrative and General
 Expenses                         6,730       5,893       19,744     19,422
                              ----------  ----------    ---------  ---------
    Operating Income             10,040       7,221       27,644     22,765
                              ----------  ----------    ---------  ---------
Interest:
 Interest Expense                 7,153       6,937       21,484     20,879
 Investment Income                 (365)       (346)      (1,261)    (1,081)
                              ----------  ----------    ---------  ---------
                                  6,788       6,591       20,223     19,798
                              ----------  ----------    ---------  ---------

Income Before Provision
 for Income Taxes and
 Extraordinary Item               3,252         630        7,421      2,967
                              ----------  ----------    ---------  ---------

Provision for Income Taxes:
 Current                            603         898        2,020      1,770
 Deferred                           647        (696)         702       (743)
 State                               26          23          178        265
                              ----------  ----------    ---------  ---------
                                  1,276         225        2,900      1,292
                              ----------  ----------    ---------  ---------
Income Before Extraordinary
 Item                         $   1,976   $     405     $  4,521   $  1,675
                              ----------  ----------    ---------  ---------
Extraordinary Loss on Early
 Extinguishment of Debt
 (Net of Income Tax Benefit
 of $554)                          -           -          (1,029)      -
                              ----------  ----------    ---------  ---------

Net Income                    $   1,976   $     405     $  3,492   $  1,675
                              ==========  ==========    =========  =========

Basic and Diluted Earnings Per
 Share:
  Income Before Extraordinary
   Loss                       $    0.29   $    0.06     $   0.67   $   0.25
  Extraordinary Loss                 -           -         (0.15)        -
                              ----------  ----------    ---------  ---------
  Net Income                  $    0.29   $    0.06     $   0.52   $   0.25
                              ==========  ==========    =========  =========

Weighted Average Shares of
 Common Stock Outstanding     6,682,887   6,682,887     6,682,887  6,682,887

        The accompanying notes are an integral part of these statements.

                    INTERNATIONAL SHIPHOLDING CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                         (All Amounts in Thousands)
                                (Unaudited)
                                            September 30,     December 31,
                                                1998              1997
ASSETS                                      -------------     ------------
Current Assets:
 Cash and Cash Equivalents                  $     18,600       $   32,002
 Marketable Securities                            11,901           10,758
 Accounts Receivable, Net of Allowance
  for Doubtful Accounts of $85 and $208
  in 1998 and 1997, Respectively:
        Traffic                                   42,462           35,442
        Agents'                                    4,046            7,128
        Claims and Other                           4,426            3,031
 Federal Income Taxes Receivable                     508               43
 Net Investment in Direct Financing Leases         1,827            1,913
 Other Current Assets                              4,411            4,187
 Material and Supplies Inventory, at Cost         13,727           13,296
                                            -------------      -----------

Total Current Assets                             101,908          107,800
                                            -------------      -----------

Marketable Equity Securities                         290              582
                                            -------------      -----------

Investment in Unconsolidated Entity                  488              -
                                            -------------      -----------
Net Investment in Direct Financing
 Leases                                           19,196           20,552
                                            -------------      -----------
Vessels, Property, and Other Equipment,
 at Cost:
  Vessels and Barges                             744,571          689,856
  Other Marine Equipment                           7,734            7,590
  Terminal Facilities                             18,494           18,377
  Land                                             2,317            2,317
  Furniture and Equipment                         16,415           16,853
                                            -------------     ------------
                                                 789,531          734,993
Less -  Accumulated Depreciation                (340,396)        (311,557)
                                            -------------     ------------
                                                 449,135          423,436
Other Assets:                               -------------     ------------
 Deferred Charges, Net of Accumulated
  Amortization of $70,547 and $53,913
  in 1998 and 1997, Respectively                  39,551           38,960
 Acquired Contract Costs, Net of
  Accumulated Amortization of $13,790 and
  $12,699 in 1998 and 1997, Respectively          16,735           17,826
 Due from Related Parties                            314              369
 Other                                             7,534            8,679
                                             ------------     ------------
                                                  64,134           65,834
                                             ------------     ------------
                                             $   635,151      $   618,204
                                             ============     ============

       The accompanying notes are an integral part of these statements.

                   INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                        (All Amounts in Thousands)
                                (Unaudited)
                                             September 30,    December 31,
                                                 1998             1997
LIABILITIES AND STOCKHOLDERS' INVESTMENT     -------------    -------------
Current Liabilities:
 Current Maturities of Long-Term Debt        $     15,248     $     35,865
 Current Maturities of Capital Lease
  Obligations                                       2,915            2,579
 Accounts Payable and Accrued Liabilities          54,760           51,735
 Current Deferred Income Tax Liability                847              171
 Current Liabilities to be Refinanced                 -            (22,511)
                                             -------------    -------------
Total Current Liabilities                          73,770           67,839
                                             -------------    -------------

Current Liabilities to be Refinanced                  -             22,511
                                             -------------    -------------

Billings in Excess of Income Earned and
 Expenses Incurred                                  9,271            5,903
                                             -------------    -------------

Long-Term Capital Lease Obligations, Less
 Current Maturities                                12,085           14,994
                                             -------------    -------------

Long-Term Debt, Less Current Maturities           298,051          271,835
                                             -------------    -------------

Reserves and Deferred Credits:
 Deferred Income Taxes                             37,879           39,494
 Claims and Other                                  29,267           22,823
                                             -------------     ------------
                                                   67,146           62,317
                                             -------------     ------------
Commitments and Contingent Liabilities

Stockholders' Investment:
 Common Stock                                       6,756            6,756
 Additional Paid-In Capital                        54,450           54,450
 Retained Earnings                                115,033          112,794
 Less - Treasury Stock                             (1,133)          (1,133)
 Accumulated Other Comprehensive Loss                (278)             (62)
                                              ------------      -----------
                                                  174,828          172,805
                                              ------------      -----------
                                              $   635,151       $  618,204
                                              ============      ===========

        The accompanying notes are an integral part of these statements.

                   INTERNATIONAL SHIPHOLDING CORPORATION
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                       (All Amounts in Thousands)
                               (Unaudited)
                                                       Accumulated
                        Additional                        Other
                 Common  Paid-In   Retained Treasury  Comprehensive
                 Stock   Capital   Earnings  Stock    Income (Loss)  Total
                 ------ ---------  -------- --------   -----------  --------
Balance at
 December 31,
 1996            $6,756 $ 54,450  $ 112,310 ($1,133)   $      24   $172,407

Comprehensive Income:

 Net Income for
  Year Ended
  December 31,
  1997               -       -        2,155       -           -       2,155

Other Comprehensive Income:
 Unrealized Holding
  Loss on Marketable
  Securities, Net of
  Deferred Taxes of
  ($46)              -       -           -        -          (86)       (86)
                                                                     -------
Total Comprehensive
 Income                                                               2,069

Cash Dividends       -       -       (1,671)      -           -      (1,671)
                  ------- -------  ---------  --------   ---------  --------
Balance at December
 31, 1997         $6,756  $ 54,450 $ 112,794  ($1,133)  $    (62)  $172,805
                  ======= ======== =========  ========  =========  =========

Comprehensive Income:

 Net Income for the
  Period Ended September 30,
  1998               -      -         3,492       -           -       3,492

Other Comprehensive Income:
 Unrealized Holding Loss on
  Marketable Securities,
  Net of Deferred Taxes of
  ($116)             -      -           -         -         (216)      (216)
                                                                     -------
Total Comprehensive
 Income                                                               3,276

Cash Dividends       -      -        (1,253)      -          -       (1,253)
                 ------- -------  ----------  --------  ----------- --------
Balance at
 September 30,
 1998            $6,756  $ 54,450 $ 115,033  $ (1,133)  $     (278) $174,828
                 ======  ======== ========== =========  =========== ========

       The accompanying notes are an integral part of these statements.

                   INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (All Amounts in Thousands)
                               (Unaudited)


                                     For Nine Months Ended September 30,
                                            1998             1997
                                       --------------   --------------
Cash Flows from Operating Activities:
 Net Income                            $      3,492     $      1,675
 Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
    Depreciation                             29,716           27,805
    Amortization of Deferred Charges
     and Other Assets                        17,769           18,200
    Provision for Deferred Income Taxes         703            1,027
    Gain on Sale of Assets                       (3)              (8)
    Extraordinary Loss                        1,029               -
 Changes in:
    Accounts Receivable                      (5,293)           4,647
    Net Investment in Direct Financing
      Leases                                  1,442            1,704
    Inventories and Other Current Assets       (654)          (1,148)
    Other Assets                              1,016             (466)
    Accounts Payable and Accrued
      Liabilities                            (2,020)         (11,616)
    Federal Income Taxes Payable             (1,437)            (502)
    Unearned Income                           3,368             (533)
    Reserve for Claims and Other Deferred
      Credits                                 4,577            4,770
                                       --------------   --------------
Net Cash Provided by Operating
 Activities                                  53,705           45,555
                                       --------------   --------------

Cash Flows from Investing Activities:
    Purchase of Vessels and Other
      Property                              (54,266)         (17,248)
    Additions to Deferred Charges            (9,844)         (14,822)
    Proceeds from Sale of Assets                220              245
    Purchase of and Proceeds from
      Short-Term Investments                 (1,221)          (7,484)
    Investment in Unconsolidated Entity        (488)            (778)
    Other Investing Activities                   55              131
                                       --------------   --------------
Net Cash Used by Investing Activities       (65,544)         (39,956)
                                       --------------   --------------

Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt          156,435           73,066
    Reduction of Debt and Capital Lease
      Obligations                          (153,409)         (95,147)
    Additions to Deferred Financing
      Charges                                (2,904)             (77)
    Other Financing Activities                 (432)             -
    Common Stock Dividends Paid              (1,253)          (1,253)
                                       --------------   --------------
Net Cash Used by Financing Activities        (1,563)         (23,411)
                                       --------------   --------------
Net Decrease in Cash and Cash
  Equivalents                               (13,402)         (17,812)
Cash and Cash Equivalents at Beginning
  of Period                                  32,002           43,020
                                       --------------   --------------
Cash and Cash Equivalents at End of
  Period                               $     18,600     $     25,208
                                       ==============   ==============

      The accompanying notes are an integral part of these statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998
                                (Unaudited)
Note 1.  Basis of Preparation
     The accompanying unaudited interim financial statements
have been prepared pursuant to the rules and regulations  of the Securities and Exchange Commission.  Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have
been   omitted.     It  is  suggested  that  these   interim
statements  be  read  in  conjunction  with  the   financial
statements and notes thereto included in the Form 10-K of International Shipholding Corporation for the year ended December 31, 1997. Certain reclassifications have been made to prior period financial information in order to conform to current year presentations.
      Interim statements are subject to possible adjustments
in  connection  with  the  annual  audit  of  the  Company's
accounts  for  the  full  year  1998.   In  the  opinion  of
management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.
      The foregoing 1998 interim results are not necessarily indicative of the results of operations for the full year
1998.
     The Company's policy is to consolidate all subsidiaries
in  which  it  holds greater than 50% voting interest.   All
significant intercompany accounts and transactions have been eliminated.

Note 2.  Subsequent Events
     Early in the fourth quarter of this year, the Company purchased a newbuilding car/truck carrier capable of transporting large dimension and heavy lift vehicles, as well as automobiles. The vessel is scheduled to deliver new from the shipyard in December of 1998 and will immediately enter a long-term time charter to Hyundai. Long-term fixed interest rate financing has been arranged with a bank syndicate.

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

                    RESULTS OF OPERATIONS

            NINE MONTHS ENDED SEPTEMBER 30, 1998
    COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997


Gross Voyage Profit
-------------------
     Gross voyage profit increased from $42.2 Million in the first nine months of 1997 to $47.4 Million in the first nine months of 1998 primarily due to improved market share and lower operating costs resulting from lower fuel oil prices for the Company's liner services. Early in the second quarter of 1998, the Company purchased a 1994-built Pure Car/Truck Carrier. After being reflagged to U.S. registry and renamed Green Point, the vessel commenced a long-term contract. The Green Point contributed to the increase in gross voyage profit during 1998 as compared to 1997. Additionally, the Company's U.S. Flag Coal Carrier, Energy Enterprise, produced more gross voyage profit during the first nine months of this year than in the same period of last year, because the vessel was out of service for 28 additional days last year to complete refurbishment work. These favorable variances were partially offset by reduced cargo volume on the Company's Indonesian and certain of its domestic services, and scheduled reductions in charterhire rates on three of the Company's LASH vessels chartered to the Military Sealift Command ("MSC"). Gross voyage profit also compares favorably for the first nine months of this year as compared to last year because the second quarter of 1997 was negatively impacted by the Company's decision to discontinue development of a new LASH service between the U.S. Gulf and Brazil which resulted in a charge to operating expense of approximately $1.2 Million for termination costs and the repositioning of equipment.

     Vessel and barge depreciation for the first nine months of 1998 increased 7.7% to $27.8 Million as compared to $25.8 Million in the same period of 1997 primarily due to the purchase and commencement of operations early in the second quarter of 1998 of the Green Point. In the third quarter, the Company also began depreciating the Hickory, a recently purchased LASH vessel operating as a feeder vessel on an interim basis for the Company's Waterman liner service. Depreciation on the Company's U.S. Flag Coal Carrier and one of the LASH vessels in its Waterman Liner Service also increased due to capital improvements made during the second quarter of 1997.

Other Income and Expenses
-------------------------
      Administrative and general expenses increased slightly from $19.4 Million in the first nine months of 1997 to $19.7 Million in the same period in 1998.
      Interest expense was $21.5 Million for the first nine months of 1998 as compared to $20.9 Million for the same period in 1997. The increase was primarily the result of financing associated with the acquisition of the Green Point early in the second quarter of 1998. On January 22, 1998, the Company issued $110 Million of 7 3/4% Senior Notes due 2007 (the "Notes"), the proceeds of which were used to repay shorter-term amortizing bank debt. Interest expense on these Notes was substantially offset by the aforementioned early repayment of debt and regularly scheduled principal payments.
      Investment income increased from $1.1 Million for the first nine months of 1997 to $1.3 Million for the first nine months of 1998 due to an increase in the balance of invested funds and slightly higher interest rates, as well as a change in the mix of investments.

Income Taxes
------------
      The  Company provided $2.7 Million for Federal  income
taxes  in the first nine months of 1998 and $1.0 Million  in the  first nine months of 1997 at the statutory rate of  35%
for both periods.

Extraordinary Loss on the Early Extinguishment of Debt
------------------------------------------------------
     The Company incurred an after tax extraordinary loss of approximately $1 Million during the first nine months of 1998 related to the early extinguishment of debt. This loss resulted primarily from the write-off of previously deferred financing costs related to the loans repaid early with the proceeds of the aforementioned Notes and a make-whole premium on one of those loans.

           THIRD QUARTER ENDED SEPTEMBER 30, 1998
     COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1997


Gross Voyage Profit
-------------------
     Gross voyage profit increased from $13.1 Million in the third quarter of 1997 to $16.8 Million in the third quarter of 1998 primarily due to improved market share and lower operating costs for the Company's liner services. Additionally, the Company added the Green Point to its fleet early in the second quarter of 1998 which contributed to the increase in gross voyage profit. These favorable variances were partially offset by reduced cargo volume on the Company's Indonesian and certain of its domestic services, and scheduled reductions in charterhire rates on three of the Company's LASH vessels chartered to the MSC.
      Vessel and barge depreciation for the third quarter of 1998 increased 11.8% to $9.6 Million as compared to $8.6 Million in the same period of 1997 primarily due to the commencement of operations of the Green Point in the second quarter of 1998 and the Hickory in the third quarter of 1998 as discussed in the preceeding nine month comparison.

Other Income and Expenses
-------------------------
     Administrative and general expenses increased from $5.9 Million in the third quarter of 1997 to $6.7 Million in the third quarter of 1998 primarily reflecting employee bonuses accrued this year expected to be paid early in 1999 based on 1998 earnings.
      Interest expense increased approximately 3.1% to $7.1 Million in the third quarter of 1998 from $6.9 Million in the third quarter of 1997 primarily resulting from the financing of the Green Point during the second quarter of 1998.
      Investment income increased slightly from $346,000 for the third quarter of 1997 to $365,000 for the third quarter of 1998 due to an increase in the balance of invested funds and slightly higher interest rates, as well as a change in the mix of investments.

Income Taxes
------------
      The Company provided $1.3 Million for Federal income taxes in the third quarter of 1998 and $202,000 in the third quarter of 1997 at the statutory rate of 35% for both periods.

               LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital decreased from $40 Million at December 31, 1997, to $28.1 Million at September 30, 1998, after provision for current maturities of long-term debt and capital lease obligations of $18.2 Million. Cash and cash equivalents decreased during the first nine months of 1998 by $13.4 Million to a total of $18.6 Million. This decrease resulted from cash used for investing and financing activities of $65.5 Million and $1.6 Million, respectively, partially offset by operating cash flows of $53.7 Million.
     The major source of cash from operations was net income adjusted for non-cash provisions such as depreciation, amortization, and the write-off of unamortized deferred financing costs related to loans repaid with the proceeds of the Notes.
      Investing activities during the period included the purchase of the Green Point, the Hickory (a recently built LASH vessel), 82 LASH barges, and two special purpose barges for a total cost of about $52 Million. Additionally, cash of $9.8 Million was used for the cost of drydocking of certain vessels.
      The net cash used by financing activities of $1.6 Million included the net proceeds from the Company's sale of the Notes in January of 1998 of approximately $109.4 Million and draws against the Company's line of credit totaling approximately $47 Million. The proceeds from the Notes were used primarily to repay certain indebtedness of the Company's subsidiaries and for related transaction costs. These sources of cash from financing activities were offset by reductions of debt and capital lease obligations of
$153.4 Million for repayment of debt, including the Company's repurchase of $1 Million principal amount of its 9% Senior Notes and the use of the proceeds from the 7 3/4% Notes as discussed above, scheduled principal payments, and repayments of amounts drawn under lines of credit. Additionally, $2.9 Million was used for transaction costs of issuing the Notes, $1.3 Million was used to meet common stock dividend requirements, and $432,000 was used to pay a make-whole premium on one of the loans prepaid with the proceeds of the Notes.
      In the first quarter of 1998, the Company purchased a 1989-built LASH vessel renamed Hickory. As reported in the third quarter of 1997, the Company also purchased a 1987-built LASH vessel renamed Willow. The Willow is now in reserve pending a decision on its conversion/deployment while, on an interim basis, the Hickory is being employed as a feeder vessel for LASH barge movements in Southeast Asia. The Company is making plans to refurbish at least one of these vessels, after which that vessel will likely replace one of the older vessels in the Company's fleet.
     As discussed in Note 2 to the financial statements, the Company purchased a newbuilding car/truck carrier early in the fourth quarter. This vessel is scheduled to deliver new from the shipyard in December of 1998 and immediately enter a long-term time charter to Hyundai. Long-term, fixed interest rate financing has been arranged with a bank syndicate.
      Also in the fourth quarter, the Company acquired a 37.5% interest in three companies that own one cement carrier each. These vessels are operating under fixed medium to long-term charters. The Company acquired these investments for a total consideration of $2.9 Million. The equity method of accounting will be used to report the Company's 37.5% investment beginning in the fourth quarter of 1998.
      At December 31, 1997, the Company had available three lines of credit totaling $35.0 Million to meet short-term requirements when fluctuations occur in working capital. Early in the first quarter of 1998, the Company entered into a $25 Million revolving credit facility that replaced these lines of credit. At the end of the first quarter of 1998, the Company increased this revolving credit facility to $50 Million. At September 30, 1998, $18 Million was outstanding on this credit facility as a result of drawdowns of $32 Million for financing purposes, some of which will be refunded within the next six months from available cash flows.
     Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service and dividend requirements during the foreseeable future.
      The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.
      At a regular meeting held October 21, 1998, the Board of Directors declared a quarterly dividend of 6.25 cents per Common Share payable on December 18, 1998, to shareholders of record on December 4, 1998. At that same meeting, authorization was given to management to repurchase up to 500,000 shares of the Company's common stock at their discretion, and subject to market conditions. The Company expects that the shares will be repurchased from time to time through open market transactions over the next few years.

YEAR 2000 COMPLIANCE

      The  Year  2000  (Y2K) issue refers to  the  potential
failure of information technology (IT) systems, telecommunications, and other electronic devices before, on or after January 1, 2000. This problem is primarily due to the use of a 2-digit year indicator within software code including applications, operating systems, hardware, or microchips. Non-compliant systems will likely interpret the "00" in "2000" incorrectly as "1900."

State of Readiness
------------------
      The Company has appointed a Y2K Project Manager who, along with a designated Y2K Project Team, is aggressively addressing the Y2K issue. The Company's Y2K Plan is an overall corporate plan supported by lower-tier plans and schedules developed by each functional area. The phases in the Y2K Plan include inventory, assessment, remediation, testing, and contingency planning.
     During the inventory phase, all computer-based systems, components (such as systems developed in-house, purchased software, computers, and associated hardware), service providers, and hardware that contain microchips that support the functionality of the Company will be identified. Additionally, items that, in and of themselves, may not be impacted by the date change, but that interface with systems or equipment that are impacted by the date change will be identified.
     The assessment phase involves determining which systems are date-sensitive and prioritizing how critical each of these systems is to continuation of the Company's business activities.
      Once the assessment phase is complete, the remediation phase begins. During this phase, the strategies for addressing systems that are not Y2K compliant will be developed. Possible strategies include repairing, replacing, or retiring the system.
      The testing phase will verify that the repaired or replaced system will operate properly when the date changes, and that existing business functions will continue to operate as expected. Testing efforts will not be confined solely to IT systems. Non-IT systems such as building infrastructure and components with embedded microchips will also be evaluated.
     The inventory and assessment phases are complete for IT systems, and those identified as most critical are scheduled to be remediated and tested by December 31, 1998. The remaining

IT systems will be addressed by August  of  1999.
Vessel systems inspection, remediation, and testing is ongoing through April of 1999.
      The Company has contacted its key suppliers and customers to ensure they are addressing the Y2K issue. Y2K questionnaires have been issued to these suppliers and customers and their responses are being reviewed to determine what action by the Company, if any, is necessary.

The Costs to Address Y2K Issues
-------------------------------
      Expenditures related to evaluating and remediating any Y2K problems through September 30, 1998, have not had a material effect on the Company's financial position or results of operations. During 1998 and 1999, it is anticipated that the resources required to address Y2K issues will be provided primarily by existing levels of personnel. While management does not expect Y2K compliance costs to have a material adverse effect on the Company, estimates of total expenditures for Y2K issues, including all phases of the Y2K Plan described above, as well as the cost of replacing or modifying any non-compliant systems, are not yet complete. A budget for Y2K costs expected to be incurred during 1999 is currently being developed. The
Company plans to include an estimate of its total anticipated Y2K expenditures for IT and Non-IT systems in its December 31, 1998, Form 10-K.

The Risks of Y2K Issues
-----------------------
      A definitive assessment of the risk to the Company if systems that are not Y2K compliant were not identified, or identified but not successfully remediated, has been and continues to be undertaken. No Y2K issues have been identified that are unique to the Company or that otherwise would not be found in its industry. Progress in assessing this risk is expected before the Company issues its December 31, 1998, Form 10-K at which time a more definitive description of the risk will be available.

Contingency Plans
-----------------
      Once the potential problems that could result from the
Y2K  issue have been identified, the steps required  in  the event  any  system fails will be determined.  The  Company's contingency  plan  will  identify potential  activities  and responsibilities for initiating alternate plans in the event
Y2K   remediation  activities  are  not  successful.    This
contingency  plan will address both
programmatic (computing) and operational (business continuation) issues, including the impacts of internal and external risks.
Cost estimates to establish and implement the contingency plan will be developed and analyzed against other options. The Company's Y2K contingency plan is scheduled to be completed by November 30, 1998.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT INDEX
                           Exhibit Number    Description
                           --------------    ------------
     Part I Exhibits:           27           Financial Data Schedule

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


(b) No reports on Form 8-K were filed for the three month period ended September 30, 1998.



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

Date      November 13, 1998
    --------------------------