Form 10-K405
period 1998-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 1999-03-31
CIK 278041

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(MARK ONE)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________________ TO ________________

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
            Common Stock, $1 Par Value               New York Stock Exchange
             9% Senior Notes Due 2003                New York Stock Exchange
           7 3/4% Senior Notes Due 2007              New York Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.

             DATE                                        AMOUNT
             ----                                        ------
          March 5, 1999                               $67,606,093

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $1 par value. . . 6,498,637 shares outstanding as of March 5, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998, have been incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant's definitive proxy statement dated March 16, 1999, have been incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      The Company, through its subsidiaries, operates a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium- to long-term charters or contracts. Substantially all of these charters or contracts are either renewals or extensions of previous agreements. At December 31, 1998, the Company's fleet consisted of 33 ocean-going vessels, 19 towboats, 127 river barges, 28 special purpose barges, 1,864 LASH (Lighter Aboard SHip) barges, and related shoreside handling facilities.

      The Company is the only significant operator of the LASH transportation system, which it pioneered in 1969. The Company's fleet includes 13 large LASH vessels, four LASH feeder vessels and 1,864 LASH barges. The LASH transportation system uses specially designed barges of uniform size which are loaded with cargo at various locations, towed to a centralized fleeting area, loaded aboard a large ocean-going LASH vessel by a 500-ton capacity shipboard crane, and transported overseas, where another set of previously loaded LASH barges awaits pick-up. In its transoceanic liner services, the Company uses the LASH system primarily to gather cargo on rivers, in island chains, and in harbors that are too shallow for traditional vessels. The 400-ton capacity LASH barges are ideally suited to transport large unit size items such as forest products, natural rubber, and steel that cannot be transported efficiently to and from such areas in container ships. The LASH vessel's shipboard crane permits rapid loading and unloading of LASH barges either dockside or at anchor. This rapid loading and unloading capability provides quick vessel turnaround and minimizes port time, cargo handling and reliance upon shoreside support facilities.

      In addition to LASH vessels, the Company's fleet consists of (i) one foreign flag and two U.S. flag pure car carriers specially designed to transport fully assembled automobiles and one U.S. flag and one foreign flag car/truck carrier with the capability of transporting heavy weight and large dimension trucks and buses, as well as automobiles; (ii) two U.S. flag ice-strengthened multi-purpose vessels, one of which supports scientific and defense operations in the polar regions and the other of which is used by the Military Sealift Command ("MSC") to carry the components of a 500-bed U.S. Navy field hospital in the Indian Ocean; (iii) one foreign flag cape-size bulk carrier; (iv) one U.S. flag molten sulphur carrier, which is used to carry molten sulphur from Louisiana and Texas to a processing plant on the Florida Gulf Coast; (v) two float-on/float-off special purpose vessels ("SPV") and one 5,000-ton container vessel, which, together with ancillary vessels, are used to transport supplies for the Indonesian operations of a major mining company; (vi) one U.S. flag conveyer-equipped self-unloading coal carrier which carries coal in the coastwise and near-sea trade; (vii) three roll-on/roll-off ("RO/RO") vessels that permit rapid deployment of rolling stock, munitions, and other military cargoes requiring special handling; and (viii) 14 inland waterway towboats and 111 super-jumbo river barges that transport coal from Indiana to Florida for an electric utility and unload via shoreside facilities owned and operated by the utility. The Company's fleet is deployed by its principal operating subsidiaries, Central Gulf Lines, Inc. ("Central Gulf"), LCI Shipholdings, Inc. ("LCI"), Forest Lines Inc. ("Forest Lines"), and Waterman Steamship Corporation ("Waterman"). The Company also operates several other subsidiaries that provide ship charter brokerage, agency, barge fleeting, and other specialized services primarily to the Company's operating segments. The Company has three operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, AND CONTRACTS OF AFFREIGHTMENT ("COA"), as described below. For additional information about the company's operating segments see Note I-Significant Operations of the Notes to the Consolidated Financial Statements incorporated by reference to the Company's 1998 Annual Report to Shareholders.

      LINER SERVICES. A liner service operates a vessel or vessels on an established trade route with regularly scheduled sailing dates. The Company receives revenues for the carriage of cargo within the established trading area and pays the operating and voyage expenses incurred. The Company's liner services include a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia and a foreign flag transatlantic liner service operating between U.S. Gulf and East Coast ports and ports in northern Europe.

      TIME CHARTER CONTRACTS. Time Charters are contracts by which the charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but the Company retains operating control over the vessel. Typically, the Company fully equips the vessel and is responsible for normal operating expenses, repairs, wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port, and stevedoring expenses. The Company's time charter contracts include those by which the MSC charters LASH, Roll-On/Roll-Off, and Ice-Strengthened Multi-Purpose Vessels for contracts of varying terms. Also included in this segment are contracts with car manufacturers for three Pure Car Carriers and two Pure Car/Truck Carriers and with an electric utility for a conveyor-equipped, self-unloading coal carrier. Additionally, the Company's Cape-Size Bulk Carrier currently operating in the spot market is included in this segment.

      CONTRACTS OF AFFREIGHTMENT. COA'S are contracts by which the Company undertakes to provide space on its vessel(s) for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried. Generally, the Company is responsible for all operating and voyage expenses. The Company's COA segment includes a coal transportation contract with a Florida-based electric utility, a sulphur transportation contract with a major sulphur producer, and a contract to provide transportation services to a major mining company at its mine in West Irian Jaya, Indonesia. For information about the recent termination of performance by the utility and related litigation, see
Item 3, Legal Proceedings, elsewhere in this Form 10-K and Note F-Commitments and Contingencies of the Notes to the Consolidated Financial Statements incorporated by reference to the Company's 1998 Annual Report to Shareholders.

BUSINESS STRATEGY

      The Company's strategy is to (i) identify customers with high credit quality and marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire or construct vessels to meet the requirements of those charters or contracts and (iii) provide its customers with reliable, high quality service at a reasonable cost. The Company believes that its strategy has produced stable operating cash flows and valuable long-term relationships with its customers. The Company plans to continue this strategy by expanding its relationships with existing customers, seeking new customers, and selectively pursuing acquisitions.

HISTORY

      The Company was originally founded as Central Gulf Steamship Corporation in 1947 by the late Niels F. Johnsen and his sons, Niels W. Johnsen, the Company's current Chairman, and Erik F. Johnsen, its current President. Central Gulf was privately held until 1971 when it merged with Trans Union Corporation ("Trans Union"). In 1978, ISC was formed to act as a holding company for Central Gulf, LCI, and certain other affiliated companies in connection with the 1979 spin-off by Trans Union of the Company's common stock to Trans Union's stockholders. In 1986, the Company acquired the assets of Forest Lines, and in 1989, the Company acquired the ownership of Waterman. Since its spin-off from Trans Union, the Company has continued to act solely as a holding company, and its only significant assets consist of the capital stock of its subsidiaries.

COMPETITIVE STRENGTHS

      LARGEST LASH TRANSPORTATION SYSTEM PROVIDER. The Company is the only significant commercial operator of the LASH transportation system, which it pioneered in 1969. The Company owns all of the LASH vessels that are currently used worldwide for commercial services. A key advantage of the LASH transportation system is that it minimizes port and cargo handling time. While a LASH vessel is transporting one set of LASH barges overseas, another set of LASH barges is being loaded with cargo and gathered at the destination staging area. Other advantages of the Company's LASH transportation system include the ability to access areas that lack traditional port facilities and to carry larger than container sized cargo.

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

      STABLE CASH FLOW. The Company's historical cash flows have been relatively stable because of the length and structure of the Company's contracts with creditworthy customers, as well as the Company's diversified customer and cargo bases. The Company's medium- to long-term charters provide for a daily charter rate that is payable whether or not the charterer utilizes the vessel. These charters generally require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and often include cost escalation features covering certain of the Company's expenses. In addition, the Company's medium- to long-term contracts of affreightment guarantee a minimum amount of cargo for transportation. Furthermore, the Company's diversified cargo and customer bases have contributed to the stability of the Company's operating cash flow. The Company also believes that the high credit quality of its customers and the length of its contracts help reduce the effects of cyclical market conditions.

      LONG-STANDING CUSTOMER RELATIONSHIPS. The Company currently has medium- to long-term time charters with, or contracts to carry cargo for, high credit quality commercial customers that include International Paper Company, Freeport-McMoRan Sulphur LLC, P.T. Freeport Indonesia Company, The Goodyear Tire and Rubber Company, Toyota Motor Corporation, Honda Motor Co. Ltd., Hyundai Motor Company, Seminole Electric Cooperative utility, and USGen New England, Inc. Most of these companies have been customers of the Company for over ten years. Substantially all of the Company's current cargo contracts and charter agreements are renewals or extensions of previous agreements. In recent years the Company has been successful in winning extensions or renewals of substantially all of the contracts rebid by its commercial customers. Additionally, for over 30 years the Company has been operating vessels for the MSC under charters or contracts that typically contain extension options for one or more periods. Historically, the MSC has exercised substantially all of its renewal options. The Company believes that its long-standing customer relationships are in part due to the Company's excellent reputation for providing quality specialized maritime service in terms of on-time performance, low cargo loss, minimal damage claims, and reasonable rates.

      EXPERIENCED MANAGEMENT TEAM. The Company's management team has substantial experience in the shipping industry. The Company's Chairman and President have each served the Company in various management capacities since its founding in 1947. In addition, the Company's two Executive Vice Presidents and the Chief Financial Officer have over 75 years of collective experience with the Company. The Company believes that the experience of its management team is important to maintaining long-term relationships with its customers.

                                TYPES OF SERVICE

      The Company, through its principal operating subsidiaries, provides specialized maritime transportation services to its customers primarily under medium- to long-term contracts. The Company's three operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, and CONTRACTS OF AFFREIGHTMENT, are described below:

LINER SERVICES

      FOREIGN FLAG. The Company operates two foreign flag LASH vessels and a self-propelled, semi-submersible feeder vessel on a scheduled transatlantic liner service under the name "Forest Lines." This service has historically operated as a two LASH vessel service. After purchasing and refurbishing a newer LASH vessel in 1996 and adding it to this service in early 1997, the Company operated three LASH vessels in this service until the older of the two original vessels was retired from the service in May of 1998. Each Forest Lines LASH vessel normally makes 10 round trip sailings per year between U.S. Gulf and East Coast ports and ports in northern Europe. Approximately one-half of the aggregate eastbound cargo space has historically been reserved for International Paper Company ("International Paper") under a long-term contract. During the period that a third LASH vessel was operated in this service, the total eastbound cargo space reserved for International Paper was approximately 33%. With the return to a two LASH vessel service, the space occupied by International Paper returned to the historical average of 50%. The remaining space was provided on a voyage affreightment basis to commercial shippers. In recent years, other forest products exporters used approximately 10%, and the remaining 40% was used by various commercial shippers to carry a variety of general cargo.

      The Company has had ocean transportation contracts with International Paper since 1969 when the Company had two LASH ships built to accommodate International Paper's trade. The Company's contract with International Paper is for the carriage of wood pulp, liner board, and other forest products, the characteristics of which are well suited for transportation by LASH vessels. The LASH system minimizes damage to such cargo by reducing the number of times that the cargo is handled and permits the Company to load and unload these products at the shipper's and the receiver's facilities, which are generally located on river systems that container ships and break bulk vessels do not serve. The Company's current contract with International Paper is for a ten-year term ending in 2002.

      Over the years, the Company has established a base of commercial shippers to which it provides space on the westbound Forest Lines service. The principal westbound cargoes are steel and other metal products, high-grade paper and wood products, and other general cargo. Over the last five years, the westbound utilization rate for these vessels averaged approximately 85% per year.

      U.S. FLAG. Waterman operates a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia. In connection with this service, Waterman operates four U.S. flag LASH vessels, as well as three FLASH vessels that are used as feeder vessels in Southeast Asia.

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

      On the westbound portion of this service, Waterman provides a significant portion of its cargo space to Goodyear for the transportation of natural rubber under a contract of affreightment expiring in April of 1999. The Company expects to negotiate an extension of this contract. Space is also provided on a voyage-to-voyage basis to other importers of natural rubber. The Company has had a continuing relationship with such companies since the early 1970s. The Company's LASH barges are ideally suited for large shipments of natural rubber because compression damage is minimal as compared to the damage that can occur when shipments are made in traditional break bulk vessels. Waterman is the largest U.S. flag carrier of natural rubber from Southeast Asia to the United States. The remaining westbound cargo generally consists of coffee, jute, guar, piece goods, and other general cargo. Over the last five years, these vessels generally have been fully utilized on their westbound voyages.

      The Company acquired a 1987-built LASH vessel in June of 1997 and a 1989-built LASH vessel in early 1998. One of these vessels is being used temporarily to perform auxiliary service for Waterman in the Indian Ocean area and is ultimately intended as a replacement for the older vessel remaining in the Company's Trans-Atlantic liner service. The other of these vessels is in reserve pending a decision on its deployment.

TIME CHARTER CONTRACTS

MILITARY SEALIFT COMMAND CHARTERS

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

     MSC charters and contracts are awarded through competitive bidding for fixed terms with options allowing the MSC to extend the charters or contracts for additional periods. During the initial contract period, the MSC typically pays higher charter rates to cover significant expenses incurred in preparing the vessels for deployment, and therefore generally has an economic incentive to extend or renew a charter or contract if the vessel is still needed rather than paying a new shipowner to reconfigure a different vessel. Except in two cases, the MSC has always exercised its extension options, and the Company generally has been successful in winning renewals when the charters and contracts are rebid. Again, there is no assurance that this practice will continue. All charters and contracts require the MSC to pay certain voyage operating costs such as fuel, port, and stevedoring expenses, and certain charters and contracts include cost escalation features covering certain of the expenses paid by the Company. For a discussion of the MSC's rights to cancel charters or contracts during option periods, see "Regulation."

LASH VESSELS. The Company currently time charters to the MSC four U.S. flag LASH vessels which are used in the military's prepositioning force in the Indian Ocean. One of these charters expires in 1999 at which time the vessel will be sold or used elsewhere as market conditions permit. Two of these contracts expire in 2000, and the fourth LASH vessel completed its initial term and began its first option period in 1998 with the second option period extending into 2001. After these charters expire, it is anticipated that the MSC will invite rebidding for these contracts and the Company will have to meet the competition at the time to be successful in obtaining renewal charters.

ICE-STRENGTHENED MULTI-PURPOSE VESSELS. The Company owns and operates the only two U.S. flag ice-strengthened multi-purpose vessels. These vessels are capable of transporting containerized and break bulk cargo. One of these vessels is used by the MSC to resupply Pacific Rim military bases and to supply scientific projects in the Arctic and Antarctic. The other of these vessels began operations under a new charter with the MSC in July of 1997 to carry the components of a 500-bed U.S. Navy field hospital in the Indian Ocean. Both of these vessels are in the initial seventeen-month term of their contracts with options extending into 2001.

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

CAR/TRUCK CARRIERS

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

In 1998, the Company acquired a 1994-built U.S. flag car/truck carrier. Immediately after being delivered to the company in April of 1998, this vessel entered a long-term charter to a major Japanese shipping company.

FOREIGN FLAG. Since 1988, the Company has transported Hyundai automobiles from South Korea primarily to the United States and Europe under two long-term charters that expire in 2000. To service these charters, the Company had two new pure car carriers constructed by a shipyard affiliated with Hyundai, each with a carrying capacity of 4,800 fully assembled automobiles. In 1998, the Company sold one of these car carriers. The charter for the remaining car carrier is scheduled to expire in 2000.

      Also in 1998, the Company purchased a newbuilding car/truck carrier with the capacity to carry heavy and large size rolling stock in addition to automobiles and trucks. This vessel immediately entered into a long-term charter to a major Far Eastern company.

      Under each of the Company's car carrier charters, the charterers are responsible for voyage operating costs such as fuel, port, and stevedoring expenses, while the Company is responsible for other operating expenses including crew wages, repairs, and insurance. The Hyundai charter also includes escalation features covering certain of the expenses paid by the Company. During the terms of these charters, the Company is entitled to its full fee irrespective of the number of voyages completed or the number of cars carried per voyage.

COAL CARRIER

      In late 1995, the Company purchased an existing U.S. flag conveyor-equipped, self-unloading coal carrier that it concurrently chartered to a New England Power Company under a 15-year contract to carry coal in the coastwise and near-sea trade. The ship will also be used, from time to time during this charter period, to carry coal and other bulk commodities for the account of other major charterers.

BULK CARRIER

      In 1990, the Company acquired a 148,000 DWT-cape-size drybulk carrier. The vessel has been fully employed in the commercial market under various time charters in specific trading areas where bulk cargoes using this size vessel move on a regular basis.

CONTRACTS OF AFFREIGHTMENT

COAL TRANSPORTATION CONTRACT

      In 1981, the Company entered into a 22-year contract expiring in 2004 with Seminole Electric Cooperative, Inc. ("Seminole"), a Florida based rural electric generation and transmission cooperative, for the transportation of coal from Mt. Vernon, Indiana, to Gulf County, Florida. This contract provides for Central Gulf to transport for Seminole a minimum of 2.7 million tons of coal annually through the fourth quarter of 2004 by barge. The agreement requires Seminole to pay for the water transportation segment of the contract on a rate or "cost-plus" basis and the transfer from barge to rail on a rate basis.

      On December 15, 1998, the Company was notified that Seminole had filed suit against Central Gulf, seeking a declaratory judgment that Seminole was entitled to terminate its performance under the long-term coal transportation agreement, subject to Seminole's obligation to pay "fair and lawful damages" to Central Gulf. Seminole has also asked the court to determine the amount of damages payable to Central Gulf as a result of termination of its performance. The suit was filed in the United States District Court for the Middle District of Florida (Case Number 98-2561-CIV-T-25B).

      Seminole alleges that the cost of the contract exceeds the total cost of currently available all-rail transportation. After failing to negotiate a buy-out of the agreement with Central Gulf, Seminole notified Central Gulf on December 15, 1998, that it was terminating performance under the agreement, commencing alternative rail transportation, and commencing litigation to confirm its ability to terminate performance and to establish the damages owed to Central Gulf as a result of such termination. Seminole's complaint states that it is "prepared to pay damages to Central Gulf properly calculated to return to Central Gulf the value of the profits that Central Gulf otherwise would earn over the remaining term" of the agreement.

      Central Gulf has disputed Seminole's right to terminate performance and has served a demand for arbitration pursuant to the terms of the agreement in which Central Gulf seeks specific performance of the agreement for its remaining six-year term, and in the alternative, damages. Because of Seminole's admitted obligation to reimburse Central Gulf for its lost profits, the Company does not believe that this dispute will have a material adverse effect on its financial condition or results of operations, even if Seminole is successful in terminating its performance under the agreement.

MOLTEN SULPHUR

      In 1994, the Company entered into a 15-year transportation contract with Freeport-McMoRan Sulphur LLC, a major sulphur producer for which it had built a 24,000 DWT molten sulphur carrier that carries molten sulphur from Louisiana and Texas to a fertilizer plant on the Florida Gulf Coast. Under the terms of this contract, the Company is guaranteed the transportation of a minimum of 1.8 million tons of sulphur per year. The contract also gives the charterer three five-year renewal options. The vessel was delivered and began service during late 1994.

SPECIAL PURPOSE VESSELS (SPV'S)

      During 1994, the Company entered into a long-term contract to provide ocean transportation services to P.T. Freeport Indonesia Company, a major mining company producing copper and gold concentrates at its mine in West Irian Jaya, Indonesia. The Company acquired two SPV's and one container/break bulk vessel and had 28 cargo barges constructed for use with those vessels. The Company's contract is through 2006 with seven three-year renewal options. This contract also contains buy-out provisions beginning in December of 2001.

ANCILLARY SERVICES

      LITCO FACILITY. During 1991, the Company entered into an agreement with Cooper/T. Smith Stevedoring pursuant to which the Company acquired a 50% interest in a newly constructed, all weather rapid cargo transfer facility at the river port of Memphis, Tennessee, for handling LASH barges transported by subsidiaries of the Company in its LASH liner services. LITCO (LASH Intermodal Terminal Company) began operations in May of 1992 and provides 287,500 square feet of enclosed warehouse and loading/discharging stations for LASH barge, rail, truck, and heavy-lift operations. In June of 1993, the Company purchased the remaining 50% interest from Cooper/T. Smith Stevedoring, which has continued to manage the facility under a management agreement with the Company.

      OTHER SERVICES. The Company has several other subsidiaries providing ship charter brokerage, agency, barge fleeting, and other specialized services to the Company's subsidiaries and, in the case of ship charter brokerage and agency services, to unaffiliated companies. The income produced by these services substantially covers the related overhead expenses. These services facilitate the Company's operations by allowing it to avoid reliance on third parties to provide these essential shipping services.

                                    MARKETING

      The Company maintains marketing staffs in Washington, D.C., New York, New Orleans, Houston, Chicago, and Singapore and maintains a network of marketing agents in major cities around the world who market the Company's liner, charter, and contract services. The Company markets its Trans-Atlantic LASH liner service under the trade name "Forest Lines," and its LASH liner service between the U.S. Gulf and Atlantic coast ports and South Asia ports under the Waterman house flag. The Company advertises its services in trade publications in the United States and abroad.

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

      The Company maintains hull and machinery insurance policies on each of its vessels in amounts related to the value of each vessel. This insurance coverage, which includes increased value, freight, and time charter hire, is maintained with a syndicate of hull underwriters from the U. S., British, French, and Scandinavian insurance markets. The Company maintains war risk insurance on each of the Company's vessels in an amount equal to each vessel's total insured hull value. War risk insurance is placed through U.S., British, French, and Scandinavian insurance markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the applicable P&I club.

      The P&I insurance also covers the Company's vessels against liabilities arising from the discharge of oil or hazardous substances in U.S., international, and foreign waters.

      The Company also maintains loss of hire insurance with U.S., British, French, and Scandinavian markets to cover its loss of revenue in the event that a vessel is unable to operate for a certain period of time due to loss or damage arising from the perils covered by the hull and machinery policy.

      Insurance coverage for shoreside property, shipboard consumables and inventory, spare parts, workers' compensation, office contents, and general liability risks is maintained with underwriters in U. S. and British markets.

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

                                   REGULATION

      The Company's operations between the United States and foreign countries are subject to the Shipping Act of 1984 (the "Shipping Act"), which is administered by the Federal Maritime Commission, and certain provisions of the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, and the Comprehensive Environmental Response Compensation and Liability Act, all of which are administered by the U.S. Coast Guard and other federal agencies, and certain other international, federal, state, and local laws and regulations, including international conventions and laws and regulations of the flag nations of its vessels. Pursuant to the requirements of the Shipping Act, the Company has on file with the Federal Maritime Commission tariffs reflecting the outbound and inbound rates currently charged by the Company to transport cargo between the United States and foreign countries as a common carrier in connection with its liner services. These tariffs are filed by the Company either individually or in connection with its participation as a member of rate or conference agreements, which are agreements that (upon becoming effective following filing with the Federal Maritime Commission) permit the members to agree concertedly upon rates and practices relating to the carriage of goods in U.S. and foreign ocean commerce. Tariffs filed by a company unilaterally or collectively under rate or conference agreements are subject to Federal Maritime Commission approval. Once a rate or conference agreement is filed, rates may be changed in response to market conditions on 30 days' notice, with respect to a rate increase, and one day's notice, with respect to a rate decrease. On October 16, 1998, the Ocean Shipping Reform Act of 1998 (the "Act") was enacted, and it amended the Shipping Act of 1984 to promote the growth and development of United States exports through certain reforms in the regulation of ocean transportation. This legislation, in part, repeals the requirement that a common carrier or conference file tariffs with the Federal Maritime Commission, replacing it with a requirement that tariffs be open to public inspection in an electronically available, automated tariff system. Furthermore, the legislation requires that only the essential terms of service contracts be published and made available to the public. To implement the provisions of the Act, the Federal Maritime Commission is promulgating rules and regulations that will become effective in 1999.

      The Merchant Marine Act of 1936, as amended (the "Merchant Marine Act"), authorized the federal government to pay an operating differential subsidy to U.S. flag vessels employed in the foreign trade of the United States. The operating differential subsidy program was designed to allow U.S. ships to compete on an equal footing with their lower-cost foreign competitors. Under the program, the U.S. Maritime Administration ("MarAd") was authorized to pay qualified U.S. flag operators (i) the differential between U.S. and foreign crew wage costs and (ii) the differential between U.S. and foreign costs of protection and indemnity insurance, hull and machinery insurance, and maintenance and repairs not compensated by insurance. Waterman's operating differential subsidy payments terminated in early 1997.

      The federal government has entered into no new ODS contracts since 1981 and recent administrations have indicated that existing ODS agreements will be allowed to lapse. However, on October 8, 1996, Congress adopted the Maritime Security Act of 1996 which created the Maritime Security Program ("MSP") and authorized the payment of $2.1 million per year per ship for 47 U.S. flag ships through fiscal year 2005. Congress has appropriated a total of $135.5 million to date for the MSP. This program eliminates the trade route restrictions imposed by the ODS program and provides flexibility to operate freely in the competitive market. On December 20, 1996, Waterman entered into MSP contracts with MarAd for each of its four LASH vessels that operated under ODS contracts until early 1997, and Central Gulf entered into MSP contracts with MarAd for each of its two car carriers and one of its LASH vessels currently on charter to the MSC. In 1998, Central Gulf enrolled a recently built car carrier into the MSP in substitution of its LASH vessel previously enrolled in that program. Waterman's vessels began receiving payments under the MSP in early 1997 upon the lapse of Waterman's ODS payments; two of Central Gulf's car carriers commenced immediate operation in the MSP on December 20, 1996; and Central Gulf's new car carrier began receiving MSP payments in April of 1998. By law, the MSP is subject to annual appropriations. In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP contractors, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously.

      Seven of the Company's U.S. flag LASH vessels were constructed with the aid of construction differential subsidies and Title XI loan guarantees administered by MarAd, the receipt of which obligates the Company to comply with various dividend and other financial restrictions. Vessels constructed with the aid of construction differential subsidies may not be operated in domestic coastwise trade or domestic trade with Hawaii, Puerto Rico, or Alaska without the permission of MarAd and without repayment of the construction differential subsidy under a formula established by law. Recipients of Title XI loan guarantees must pay an annual fee of up to 1% of the loan amount.

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

      The Company is required by various governmental and quasi-governmental agencies to obtain permits, licenses, and certificates with respect to its vessels. The kinds of permits, licenses, and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel's crew, the age of the vessel, and the status of the Company as owner or charterer. The Company believes that it has, or can readily obtain, all permits, licenses, and certificates necessary to permit its vessels to operate.

      The International Maritime Organization (IMO) has mandated that vessels documented under the laws of its member countries, including the United States, develop and implement quality and safety programs by July 1, 1998, or July 1, 2002, depending on the type of vessels. Vessels operating without the required compliance certificates could either be fined or denied entry into or detained in the ports of those countries that are members of the IMO. The Company's ship management subsidiary, LMS Shipmanagement, Inc., received certification in January of 1998 that its Quality Management System was approved as meeting the ISO 9002 Quality Standard. The Company has implemented a comprehensive program to obtain timely IMO certification for all of its vessels and has obtained IMO certification for three of its vessels in 1998. For those vessels for which certification is not required until July 1, 2002, the Company has received certification for five vessels and plans to obtain certification for the remainder of its fleet subject to the certification requirements by the end of 2000, although no assurances to this effect can be given.

                              COMPETITION

      The shipping industry is intensely competitive and is influenced by events largely outside the control of shipping companies. Varying economic factors can cause wide swings in freight rates and sudden shifts in traffic patterns. Vessel redeployments and new vessel construction can lead to an overcapacity of vessels offering the same service or operating in the same market. Changes in the political or regulatory environment can also create competition that is not necessarily based on normal considerations of profit and loss. The Company's strategy is to reduce competitive pressures and the effects of cyclical market conditions by operating specialized vessels in niche market segments and deploying a substantial number of its vessels under medium- to long-term charters or contracts with creditworthy customers and on trade routes where it has established market shares. The Company also seeks to compete effectively in the traditional areas of price, reliability, and timeliness of service.

      Competition principally comes from numerous break bulk vessels and, occasionally, container ships.

      Much of the Company's revenue is generated by contracts with the MSC and contracts to transport Public Law-480 U.S. government-sponsored cargo, a cargo preference program requiring that 75% of all foreign aid "Food for Peace" cargo must be transported on U.S. flag vessels, if they are available at reasonable rates. The Company competes with all U.S. flag companies, including Overseas Shipholding Group, Inc., OMI Corporation, Farrell Lines, Inc., and Sea-Land Service, Inc. for the MSC work and the Public Law-480 cargo. Additionally, the Company's principal foreign competitors include Hoegh Lines, Star Shipping, Wilhelmsen Lines, and the Shipping Corporation of India.

      The Company's LASH liner services face competition from foreign flag liner operators and, to a lesser degree, from U.S. flag liner operators. In addition, during periods in which the Company participates in conference agreements or rate agreements, competition includes other participants with whom the Company may agree to charge the same rates and non-participants charging lower rates.

      Because the Company's LASH barges are used primarily to transport large unit size items, such as forest products, natural rubber, and steel, that cannot be transported as efficiently in container ships, the Company's LASH fleet often has a competitive advantage over these vessels for this type of cargo. In addition, the Company believes that the ability of its LASH system to operate in shallow harbors and river systems and its specialized knowledge of these harbors and river systems give it a competitive advantage over operators of container ships and break bulk vessels that are too large to operate in these areas.

      The Company's pure car carriers operate worldwide in markets where foreign flag vessels with foreign crews predominate. The Company believes that its U.S. flag pure car carriers can continue to compete effectively if it continues to receive the cooperation of its seamen's unions in controlling costs.

                                  RISK FACTORS

      SUBSTANTIAL LEVERAGE. The Company is highly leveraged and devotes a substantial portion of its operating income to debt service. To date, the Company has been able to generate sufficient cash from operations to meet annual interest and principal payments on its indebtedness. The Company's ability to satisfy its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, or restructure its debt. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments. Subject to compliance with various financial and other covenants imposed by debt instruments governing the indebtedness of the Company and its subsidiaries, the Company and its subsidiaries may incur additional indebtedness from time to time.

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

      REGULATION. The Company's business is materially affected by government regulation in the form of international conventions, national, state, and local laws and regulations, and laws and regulations of the flag nations of the Company's vessels, including laws relating to the discharge of materials into the environment. Because such conventions, laws, and regulations are often revised, the Company is unable to predict the ultimate costs of compliance. In addition, the Company is required by various governmental and quasi-governmental agencies to obtain and maintain certain permits, licenses, and certificates with respect to its operations. In certain instances, the failure to obtain or maintain such permits, licenses or certificates could have a material adverse effect on the Company's business. In the event of war or national emergency, the Company's U.S. flag vessels are subject to requisition by the United States without any guarantee of compensation for lost profits, although the United States government has traditionally paid fair compensation in such circumstances.

      REDUCTION OF SUBSIDY PAYMENTS. Until early 1997, the Company received ODS payments with respect to four of its LASH vessels under a federal program designed to allow U.S. ships to compete with lower-cost foreign competitors. For the years ended December 31, 1994, 1995, and 1996, the Company received aggregate subsidy payments under this program of $21.7 million, $22.7 million, and $25.6 million, respectively. Although the Company's ODS agreement has lapsed, all four of the Company's LASH vessels that previously received such subsidies, and three of its other vessels, have qualified to participate in a new subsidy program created under the Maritime Security Act of 1996. Under this new program, each participating vessel is eligible to receive annual subsidy payments of $2.1 million through fiscal year 2005. Also, this program eliminated the trade route restrictions imposed by the ODS program and provides flexibility to operate freely in the competitive market. Payments under this program are subject to annual appropriation by Congress and are not guaranteed. If Congress does not make sufficient appropriations in any fiscal year with respect to this program, the Company would be permitted to reflag its vessels under foreign registry.

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

      COMPETITION. The shipping industry is intensely competitive and can be influenced by economic and political events that are outside the control of shipping companies. There can be no assurance that the Company will be able to renew expiring charters on economically attractive terms, maintain attractive freight rates, or otherwise successfully compete against its competitors.

      CONTROL BY PRINCIPAL STOCKHOLDERS. Niels W. Johnsen, the Chairman of the Board and Chief Executive Officer of the Company, Erik F. Johnsen, the President and Chief Operating Officer of the Company (and the brother of Niels W. Johnsen) and their spouses, children and grandchildren (collectively, the "Johnsen Family"), beneficially owned an aggregate of 28.86% of the common stock of the Company as of December 31, 1998. By virtue of such ownership, the Johnsen Family may continue to have the power to determine many of the policies of the Company and its subsidiaries, the election of the Company's directors and officers, and the outcome of various corporate actions requiring shareholder approval.

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

STATE OF READINESS

      The Company has appointed a Y2K Project Manager who, along with department heads responsible for compliance in their respective areas are addressing the Y2K issue. The Company's Y2K Plan is an overall corporate plan supported by lower schedules developed by each functional area. The phases in the Y2K Plan include INVENTORY, ASSESSMENT, REMEDIATION, TESTING, and CONTINGENCY PLANNING.

      During the INVENTORY PHASE, all computer-based systems, components (such as systems developed in-house, purchased software, computers, and associated hardware), service providers, and hardware that contain microchips that support the functionality of the Company are being identified. Additionally, items that, in and of themselves, may not be impacted by the date change, but that interface with systems or equipment that are impacted by the date change are being identified.

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

      The inventory and assessment phases are complete for IT systems, and those identified as most critical were 75% remediated and tested by December 31, 1998. The remaining IT systems will be addressed through September of 1999. Vessel systems inspection and original equipment manufacturer ("OEM") testing is ongoing through April of 1999. Contingency plans for vessels are in place.

      The Company has contacted its key suppliers and customers to ensure they are addressing the Y2K issue. Y2K questionnaires have been issued to these suppliers and customers and the Company is reviewing their responses to determine what action, if any, is necessary.

COSTS TO ADDRESS Y2K ISSUES

      Expenditures related to evaluating and remediating any Y2K problems through December 31, 1998, have not had a material effect on the Company's financial position or results of operations. It is anticipated that the resources required to address Y2K issues during 1999 will be provided primarily by existing levels of personnel. While management does not expect Y2K compliance costs to have a material adverse effect on the Company, estimates of total expenditures for Y2K issues, including all phases of the Y2K Plan described above, as well as the cost of replacing or modifying any non-compliant IT systems have been submitted for review. Vessel Y2K budgets include OEM systems testing and replacement for previously identified non-compliant items.

RISKS OF Y2K ISSUES

      A definitive assessment of the risk to the Company if systems that are not Y2K compliant were not identified, or identified but not successfully remediated, has been and continues to be undertaken. No Y2K issues have been identified that are unique to the Company or that otherwise would not be found in its industry.

CONTINGENCY PLANS

      Once the potential problems that could result from the Y2K issue have been identified, the steps required in the event of the failure of any system will be determined. Vessel and information systems contingency plans are complete. The overall company plan is scheduled to be completed by March 31, 1999. Cost estimates to implement the contingency plans will be refined and analyzed against other options.


                                    EMPLOYEES

      As of December 31, 1998, the Company employed approximately 680 shipboard personnel and 325 shoreside personnel. The Company considers relations with its employees to be excellent.

      All of the Company's U.S. shipboard personnel and certain shoreside personnel are covered by collective bargaining agreements. Central Gulf, Waterman, and other U.S. shipping companies are subject to collective bargaining agreements for shipboard personnel in which the shipping companies servicing U.S. Gulf and East Coast ports also must make contributions to pension plans for dockside workers. Waterman's collective bargaining agreements covering its liner service originally scheduled to expire in September of 1998 and Central Gulf's collective bargaining agreements originally scheduled to expire in December of 1997 are currently under negotiation. In the interim, these agreements have been extended until negotiations are complete. However, pursuant to memoranda of understanding relating to each of Central Gulf's U.S. flag vessels and Waterman's four U.S. flag vessels time chartered to or operated for the MSC, the terms and conditions of the respective collective bargaining agreements will continue for the duration of the charters under which the vessels are being operated. The Company has experienced no strikes or other significant labor problems during the last ten years.

ITEM 2.   PROPERTIES

      VESSELS AND BARGES. Of the 33 ocean-going vessels in the Company's fleet at December 31, 1998, 30 are owned by the Company and three are operated under operating contracts. Of the 1,864 LASH barges in the Company's fleet, 1,809 are operated in conjunction with the Company's LASH and FLASH vessels. Of these, the Company owns approximately 1,490 barges and leases 319 barges under capital leases with 12-year terms expiring in late 2003 and early 2004. The remaining 55 LASH barges owned by the Company are not required for current vessel operations. All of the Company's barges are registered under the U.S. flag. The Company bareboat charters in 108 super-jumbo river barges (and owns three such barges) and 14 towboats specially built to meet the requirements of one of the Company's coal transportation contract. For information about the recent termination of performance by the utility and related litigation, see Item 3, Legal Proceedings, elsewhere in this Form 10-K and Note F-Commitments and Contingencies of the Notes to the Consolidated Financial Statements incorporated by reference to the Company's 1998 Annual Report to Shareholders. The Company also owns 16 standard river barges, which are chartered to unaffiliated companies on a short-term basis and one towboat, which is currently operated in the spot market along with three towboats that the Company charters from unaffiliated parties.

      All of the vessels owned, operated, or leased by the Company are in good condition except for the 55 LASH barges not required for current vessel operations. Since 1988, the Company has completed life extension work on eight LASH vessels and completed the refurbishment of the LASH barges operated with those vessels. Under governmental regulations, insurance policies, and certain of the Company's financing agreements and charters, the Company is required to maintain its vessels in accordance with standards of seaworthiness, safety, and health prescribed by governmental regulations or promulgated by certain vessel classification societies. The Company has implemented the quality and safety management program mandated by the IMO and plans to obtain timely certification of all vessels by the end of 2000. Vessels in the fleet are maintained in accordance with governmental regulations and the highest classification standards of the American Bureau of Shipping or, for certain vessels registered overseas, of Norwegian Veritas or Lloyd's Register classification societies.

      Certain of the vessels and barges owned by the Company's subsidiaries are mortgaged to various lenders to secure such subsidiaries' long-term debt (See Note B - Long-Term Debt of the Notes to the Consolidated Financial Statements incorporated by reference to the Company's 1998 Annual Report to Shareholders).

      OTHER PROPERTIES. The Company leases its corporate headquarters in New Orleans, its administrative and sales office in New York, and office space in Houston, Chicago, Washington, D.C., and Singapore. The Company also leases space in St. Charles and Orleans Parishes, Louisiana, for the fleeting of barges. Additionally, the Company leases a totally enclosed multi-modal cargo transfer terminal in Memphis, Tennessee, under a lease that expires in June of 2003, with one five-year renewal option. In 1998, the aggregate annual rental payments under these operating leases totaled approximately $2.7 million.

      The Company owns two separate facilities in St. Charles Parish, Louisiana, and one facility in Jefferson Parish, Louisiana, that are used primarily for the storage and fleeting of barges. The Company also owns a bulk coal transfer terminal in Gulf County, Florida, that is used in its coal transportation contract referred to above. For information about the recent termination of performance by the utility and related litigation, see Item 3, Legal Proceedings, elsewhere in this Form 10-K and Note F-Commitments and Contingencies of the Notes to the Consolidated Financial Statements incorporated by reference to the Company's 1998 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS

      On December 15, 1998, the Company was notified that Seminole had filed suit against the Company's wholly owned subsidiary, Central Gulf, seeking a declaratory judgment that Seminole is entitled to terminate its performance under a long-term coal transportation agreement with Central Gulf, subject to Seminole's obligation to pay "fair and lawful damages" to Central Gulf. Seminole has also asked the court to determine the amount of damages payable to Central Gulf as a result of termination of its performance. The suit was filed in the United States District Court for the Middle District of Florida (Case Number 98-2561-CIV-T-25B).

      After failing to negotiate a buy-out of the agreement with Central Gulf, Seminole notified Central Gulf on December 15, 1998, that it was terminating performance under the agreement, commencing alternative rail transportation, and commencing litigation to confirm its ability to terminate performance and to establish the damages owed to Central Gulf as a result of such termination. Seminole's complaint states that it is "prepared to pay damages to Central Gulf properly calculated to return to Central Gulf the value of the profits that Central Gulf otherwise would earn over the remaining term" of the agreement.

      Central Gulf has disputed Seminole's right to terminate performance and has served a demand for arbitration pursuant to the terms of the agreement in which Central Gulf seeks specific performance of the agreement for its remaining six-year term, and in the alternative, damages. Because of Seminole's admitted obligation to reimburse Central Gulf for its lost profits, the Company does not believe that this dispute will have a material adverse effect on its financial condition or results of operations, even if Seminole is successful in terminating its performance under the agreement.


      In the normal course of its operations, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the outcome of such claims cannot be predicted with certainty, the Company believes that its insurance coverage and reserves with respect to such claims are adequate and that such claims will not have a material adverse effect on the Company's business or financial condition (See Note F of the Notes to the Company's Consolidated Financial Statements incorporated by reference to the Company's 1998 Annual Report to Shareholders).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                      None

ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT Set forth below is information concerning the directors and executive officers of the Company. Directors are elected by the shareholders for one-year terms. Executive officers serve at the pleasure of the Board of Directors.

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

      NIELS W. JOHNSEN, 76, has been the Chairman and Chief Executive Officer of the Company since its commencement of operations in 1979 and served as Chairman and Chief Executive Officer of each of the Company's principal subsidiaries until April of 1997. He previously served as Chairman of Trans Union's ocean shipping group of companies from December of 1971 through May of 1979. He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971. He is also a former director of Reserve Fund, Inc., a money market fund and a former Trustee of Atlantic Mutual Companies, an insurance company. He is the brother of Erik F. Johnsen.

      ERIK F. JOHNSEN, 73, has been the President, Chief Operating Officer, and Director of the Company since its commencement of operations in 1979. Until April of 1997, Mr. Johnsen also served as the President and Chief Operating Officer of each of the Company's principal subsidiaries, except Waterman, for which he served as Chairman of the Executive Committee. Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and served as its President from 1966 until April of 1997. Mr. Johnsen has served as the Chairman of the Board of Assuranceforeningen GARD, a P&I insurance club, since 1994 and has been a member since 1982. He is the brother of Niels W. Johnsen.

      NIELS M. JOHNSEN, 53, is Executive Vice President of the Company. Mr. Johnsen has served as a Director of the Company since April of 1988. He joined Central Gulf on a full time basis in 1970 and held various positions with the Company before being named Executive Vice President in April of 1997. He has also served as chairman of each of the Company's principal subsidiaries, except Waterman, since April of 1997. He is also President of Waterman and N. W. Johnsen & Co., Inc., subsidiaries of the Company engaged in LASH liner service and ship and cargo charter brokerage, respectively. He is the son of Niels W. Johnsen.

      ERIK L. JOHNSEN, 41, is Executive Vice President of the Company. He joined Central Gulf in 1979 and held various positions with the Company before being named Executive Vice President in April of 1997. He has served as a Director of the Company since 1994. He has also served as the President of each of the Company's principal subsidiaries, except Waterman, since April of 1997, and as Executive Vice President of Waterman since September of 1989. He is responsible for all operations of the Company's vessel fleet and leads the Company's Ship Management Group. He is the son of Erik F. Johnsen.

      GARY L. FERGUSON, 58, is Vice President and Chief Financial Officer of the Company. He joined Central Gulf in 1968 where he held various positions with the Company prior to being named Controller in 1977, and Vice President and Chief Financial Officer in 1989.

      DAVID B. DRAKE, 43, is Vice President and Treasurer of the Company. He joined Central Gulf in 1979 and held various positions prior to being named Vice President and Treasurer in 1996.

      MANUEL G. ESTRADA, 44, is Vice President and Controller of the Company. He joined Central Gulf in 1978 and held various positions prior to being named Vice President and Controller in 1996.

      HAROLD S. GREHAN, Jr., 71, is a Director of the Company. He joined Central Gulf in 1958 and became Vice President in 1959, Senior Vice President in 1973 and Executive Vice President and Director in 1979. Mr. Grehan retired from the Company at the end of 1997, and continued to serve as a Director during 1998.

      LAURANCE EUSTIS, 85, has served as a Director of the Company since 1979. He is the Chairman of the Board of Eustis Insurance, Inc., mortgage banking and general insurance, located in New Orleans, Louisiana. Mr. Eustis is also a director of Pan American Life Insurance Company.

      RAYMOND V. O'BRIEN, Jr., 71, has served as a Director of the Company since 1979. He is also a director of Emigrant Savings Bank. He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January of 1978 through December of 1992.

      EDWIN LUPBERGER, 62, has served as a Director of the Company since April of 1988. He is the President of Nesher Investments, LLC. Mr. Lupberger served as the Chairman of the Board and Chief Executive Officer of Entergy Corporation from 1985 to 1998. He also is an advisory director of Bank One, a bank holding company.

      EDWARD K. TROWBRIDGE, 70, has served as a Director of the Company since April of 1994. He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from July of 1988 through November of 1993.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The information called for by Item 5 is included in the 1998 Annual Report to Shareholders in the section entitled "Common Stock Prices and Dividends for Each Quarterly Period of 1997 and 1998" and is incorporated herein by reference to page 22 of Exhibit 13 filed with this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

      The information called for by Item 6 is included in the 1998 Annual Report to Shareholders in the section entitled "Summary of Selected Consolidated Financial Data" and is incorporated herein by reference to page 1 of Exhibit 13 filed with this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information called for by Item 7 is included in the 1998 Annual Report to Shareholders in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference to pages 2 through 5 of Exhibit 13 filed with this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information called for by Item 7a is included in the 1998 Annual Report to Shareholders in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations: Market-Sensitive Instruments and Risk Management" and is incorporated herein by reference to page 5 of Exhibit 13 filed with this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated balance sheets as of December 31, 1998, and December 31, 1997, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1998, and the notes thereto, are included in the 1998 Annual Report to the Shareholders and are incorporated herein by reference to pages 6 through 22 of Exhibit 13 filed with this Form 10-K. Such statements have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report included in such Annual Report and incorporated herein by reference to page 23 of Exhibit 13 filed with this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by Item 10 is incorporated herein by reference to Item 4a, Executive Officers and Directors of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by Item 11 is included on pages 6, 7, 8, and 9 of the Company's definitive proxy statement dated March 16, 1999, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by Item 12 is included on pages 2, 3, 4, and 5 of the Company's definitive proxy statement dated March 16, 1999, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is included on pages 2, 3, 4, 5, 10, and 11 of the Company's definitive proxy statement dated March 16, 1999, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following financial statements, schedules and exhibits are filed as part of this report:

(a) 1. FINANCIAL STATEMENTS

      The following financial statements and related notes are included in the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference to pages 6 through 22 of Exhibit 13 filed with this Form10-K.

      Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996

      Consolidated Balance Sheets at December 31, 1998 and 1997

      Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 1998, 1997, and 1996

      Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

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

      (13)  1998 Annual Report to Shareholders

      (21)  Subsidiaries of International Shipholding Corporation

      (27)  Financial Data Schedule

(b) A report on Form 8-K was filed December 30, 1998, to report that on December 15, 1998, the Company was notified that Seminole Electric Cooperative, Inc. ("Seminole") had filed suit against the Company's wholly owned subsidiary, Central Gulf Lines, Inc. ("Central Gulf"), seeking a declaratory judgment that Seminole was entitled to terminate its performance under a long-term coal transportation agreement with Central Gulf, subject to Seminole's obligation to pay "fair and lawful damages" to Central Gulf. Seminole has also asked the court to determine the amount of damages payable to Central Gulf as a result of termination of its performance. The suit was filed in the United States District Court for the Middle District of Florida (Case Number 98-2561-CIV-T-25B).

(c) The Index of Exhibits and required Exhibits are included following the signatures beginning at page 24 of this Report.

(d) The Index of Supplemental Financial Statement Schedules and the required Financial Statement Schedule are included following the Index of Exhibits beginning on page 25 of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  INTERNATIONAL SHIPHOLDING CORPORATION
                              (Registrant)

March 29, 1999           By /s/ GARY L. FERGUSON
                                Gary L. Ferguson
                                Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)


March 29, 1999          By /s/NIELS W. JOHNSEN
                              Niels W. Johnsen
                              Chairman of the Board, Director and
                              Chief Executive Officer


March 29, 1999          By /s/ERIK F. JOHNSEN
                              Erik F. Johnsen
                              President and Director

March 29, 1999          By /s/NIELS M. JOHNSEN
                              Niels M. Johnsen
                              Executive Vice President and Director

March 29, 1999          By /s/ERIK L. JOHNSEN
                              Erik L. Johnsen
                              Executive Vice President and Director


March 29, 1999          By /s/HAROLD S. GREHAN, JR.
                              Harold S. Grehan, Jr.
                              Director


March 29, 1999          By /s/LAURANCE EUSTIS
                              Laurance Eustis
                              Director


March 29, 1999          By /s/RAYMOND V. O'BRIEN, JR.
                              Raymond V. O'Brien, Jr.
                              Director


March 29, 1999          By /s/EDWIN LUPBERGER
                              Edwin Lupberger
                              Director


March 29, 1999          By /s/EDWARD K. TROWBRIDGE
                              Edward K. Trowbridge
                              Director


March 29, 1999          By /s/GARY L. FERGUSON
                              Gary L. Ferguson
                              Vice President and Chief Financial Officer


March 29, 1999          By /s/MANNY G. ESTRADA
                              Manny G. Estrada
                              Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number
----------
(3) Restated Certificate of Incorporation, as amended, and By-Laws of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

(4) Specimen of Common Stock Certificate (filed as an exhibit to the Company's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980, and incorporated herein by reference).

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

(13)  1998 Annual Report to Shareholders

(21)  Subsidiaries of International Shipholding Corporation

(27)  Financial Data Schedule

                    INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

Report of Independent Public Accountants on Supplemental Schedule         25

Schedule I - Condensed Financial Information of the Registrant         26-29


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

      We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 included in International Shipholding Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 18, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


New Orleans, Louisiana,
January 18, 1999

            INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

(ALL AMOUNTS IN THOUSANDS)
                                                   Year Ended December 31,
                                                 1998        1997        1996
                                               --------    --------    --------
Management Fee Revenue from Subsidiaries ...   $ 11,555    $ 11,563    $  6,135
Administrative and General Expenses ........     11,626      10,867       5,957
                                               --------    --------    --------
              Gross Profit .................        (71)        696         178
                                               --------    --------    --------
Interest:
         Interest Expense ..................     20,884      10,498      11,518
         Investment Income .................     (3,919)     (1,217)     (2,372)
                                               --------    --------    --------
                                                 16,965       9,281       9,146
                                               --------    --------    --------
Equity in Net Income of Consolidated
 Subsidiaries (Net of Applicable
 Taxes) ....................................     17,814       7,717      13,951
                                               --------    --------    --------
Income (Loss) Before Provision (Benefit)
  for Income Taxes and Extraordinary
  Item .....................................        778        (868)      4,983
                                               --------    --------    --------
Provision (Benefit) for Income Taxes:
         Current ...........................       (205)      1,587      (1,505)
         Deferred ..........................     (5,758)     (4,581)     (1,784)
         State .............................          2         (29)        449
                                               --------    --------    --------
                                                 (5,961)     (3,023)     (2,840)
                                               --------    --------    --------
Income Before Extraordinary Item ...........   $  6,739    $  2,155    $  7,823
                                               --------    --------    --------
Extraordinary Loss on Early
  Extinguishment of Debt
  (Net of Income Tax Benefit of $1) ........         (2)       --          --
                                               --------    --------    --------
Net Income .................................   $  6,737    $  2,155    $  7,823
                                               ========    ========    ========

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

See accompanying "Notes to Condensed
Financial Information of Registrant."

           INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
          SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               BALANCE SHEETS
                         (All Amounts in Thousands)

ASSETS
                                                    DECEMBER 31,   December 31,
                                                       1998           1997
                                                    ---------       ---------
Current Assets:
         Cash and Cash Equivalents ..............   $   4,150       $     404
         Marketable Securities ..................        --             2,181
         Accounts Receivable ....................         228             138
         Federal Income Taxes Receivable ........       1,299              43
         Other Current Assets ...................         448             427
                                                    ---------       ---------
Total Current Assets ............................       6,125           3,193
                                                    ---------       ---------
Deferred Federal Income Taxes ...................      11,800           1,113
                                                    ---------       ---------
Investment in Consolidated Subsidiaries .........     342,267         272,186
                                                    ---------       ---------
Advances to Subsidiaries ........................      49,974            --
                                                    ---------       ---------
Furniture and Equipment .........................       4,375           3,761
Less -  Accumulated Depreciation ................      (1,017)            (90)
                                                    ---------       ---------
                                                        3,358           3,671
                                                    ---------       ---------

Deferred Charges, Net of Accumulated
  Amortization of $4,070 and $1,752
  in 1998 and 1997, Respectively ................       4,236           1,922
                                                    ---------       ---------
                                                    $ 417,760       $ 282,085
                                                    =========       =========


LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                    DECEMBER 31,   December 31,
                                                       1998           1997
                                                    ---------       ---------
Current Liabilities:
         Accrued Interest Payable ...............   $   6,046       $   4,225
         Accounts Payable and Accrued Liabilities         620             150
         Current Deferred Income Tax Liability ..          27           1,986
                                                    ---------       ---------
Total Current Liabilities .......................       6,693           6,361
                                                    ---------       ---------
Due to Subsidiaries .............................        --             7,879
                                                    ---------       ---------
Long-Term Debt ..................................     231,390          93,891
                                                    ---------       ---------
Other Provisions ................................       2,108           1,149
                                                    ---------       ---------
Commitments and Contingent Liabilities

Stockholders' Investment:
         Common Stock ...........................       6,756           6,756
         Additional Paid-In Capital .............      54,450          54,450
         Retained Earnings ......................     117,860         112,794
         Less - Treasury Stock ..................      (1,422)         (1,133)
         Accumulated Other Comprehensive Loss ...         (75)            (62)
                                                    ---------       ---------
                                                      177,569         172,805
                                                    ---------       ---------
                                                    $ 417,760       $ 282,085
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

              INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENTS OF CASH FLOWS
                            (ALL AMOUNTS IN THOUSANDS)

                                                   Year Ended December 31,
                                                 1998        1997        1996
                                              ---------     -------    --------

Cash Flows from Operating Activities:
    Net Income .............................  $   6,737     $ 2,155    $  7,823
    Adjustments to Reconcile Net Income to
      Net Cash Used by Operating Activities:
         Depreciation ......................        962          39          14
         Amortization of Deferred Charges ..        689         449         596
         Benefit for Deferred Income Taxes .     (5,963)     (4,581)     (1,784)
         Net Income of Consolidated
           Subsidiaries ....................    (17,814)     (7,717)    (13,951)
         Extraordinary Loss ................          2        --          --
      Changes in:
         Accounts Receivable ...............        (90)        (40)        149
         Other Current Assets ..............        (21)        (69)      1,593
         Other Assets ......................       --             6         (13)
         Accounts Payable and Accrued
           Liabilities .....................      2,074          38        (411)
         Federal Income Taxes Payable ......     (3,450)      2,523      (6,765)
         Other Provisions ..................        959         174          45
                                              ---------     -------    --------
Net Cash Used by Operating Activities ......    (15,915)     (7,023)    (12,704)
                                              ---------     -------    --------
Cash Flows from Investing Activities:
    Purchase of Furniture and Equipment ....       (409)       (299)        (69)
    Additions to Deferred Charges ..........       --           (24)       --
    Proceeds from Short-Term Investments ...      2,088         500       1,799
    Other Investing Activities .............       --          --         3,015
                                              ---------     -------    --------
Net Cash Provided by Investing Activities ..      1,679         177       4,745
                                              ---------     -------    --------
Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt .........    169,435        --          --
    Reduction of Debt ......................    (31,936)       --          --
    Change in Due to Subsidiaries ..........   (114,592)      8,764       9,713
    Additions to Deferred Financing Charges      (2,965)        (84)         (7)
    Repurchase of Treasury Stock ...........       (289)       --          --
    Common Stock Dividends Paid ............     (1,671)     (1,671)     (1,671)
                                              ---------     -------    --------
Net Cash Provided by Financing Activities ..     17,982       7,009       8,035
                                              ---------     -------    --------
Net Increase in Cash and Cash Equivalents ..      3,746         163          76
Cash and Cash Equivalents at Beginning of
  Year .....................................        404         241         165
                                              ---------     -------    --------
Cash and Cash Equivalents at End of Year ...  $   4,150     $   404    $    241
                                              =========     =======    ========

The "Notes to Consolidated Financial Statements of
International Shipholding Corporation and Subsidiaries" are an integral part of these statements.
See accompanying "Notes to Condensed
Financial Information of Registrant"

                   NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                DECEMBER 31, 1998


Note 1. Basis of Preparation

      Pursuant to the rule and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K, Part II,
Item 8, page XX.


Note 2. Cash Dividends of Subsidiaries

      There were no cash dividends received from subsidiaries for the years ended December 31, 1998, 1997, and 1996.


Note 3. Long-Term Debt

      Long-term debt consists of the following:

                                           (ALL AMOUNTS IN THOUSANDS)
                       INTEREST            DECEMBER 31,   DECEMBER 31,
                         RATE       DUE        1998           1997
                         ----       ---        ----           ----

Unsecured Senior
  Notes               7.75-9.00% 2003-2007   $  202,390      $  93,891

Lines of Credit         6.41%      2001          29,000          --
                                           -------------  -------------
                                             $  231,390      $  93,891
                                           =============  =============

      In addition to these Unsecured Senior Notes, International Shipholding Corporation (Parent Company) guarantees certain long-term debt of its subsidiaries, which amounted to $70,098,000 at December 31, 1998.