Form 10-Q
period 1999-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 1999-05-13
CIK 278041

        INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                             FORM 10-Q
(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31,1999
                                         ---------------

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________to_________

Commission file number             2-63322
                         ----------------------------------------------------

                    INTERNATIONAL SHIPHOLDING CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 36-2989662
-----------------------------            --------------------------------------
State or other jurisdiction of          (I.R.S.Employer Identification Number)
incorporation or organization)

650 Poydras Street            New Orleans, Louisiana                    70130
------------------------------------------------------------------------------
     (Address of principal executive offices)                       (Zip Code)

                               (504) 529-5461
----------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate  by check mark whether the registrant (1) has   filed all reports
required to be filed by Section 13 or 15(d)of the Securities Exchange Act Of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days. YES    x       NO
                                     ---------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock $1 Par Value     6,498,637 shares          (March 31, 1999)
                                 ------------------


                        PART I - FINANCIAL INFORMATION
                         ITEM 1-FINANCIAL STATEMENTS

                    INTERNATIONAL SHIPHOLDING CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (All Amounts in Thousands Except Per Share Data)
                                 (Unaudited)

                                          Three Months Ended March 31,
                                            1999                1998
                                        -------------        ------------
Revenues                                 $   84,789           $   90,377
Subsidy Revenue                               3,640                3,121
                                        -------------        ------------
                                             88,429               93,498
                                        -------------        ------------
Operating Expenses:
    Voyage Expenses                          66,209               70,659
    Vessel and Barge Depreciation             9,642                8,776
                                        -------------        ------------
         Gross Voyage Profit                 12,578               14,063
                                        -------------        ------------
Administrative and General Expenses           6,014                6,280
Gain on Sale of Land                          2,408                   -
                                        -------------        ------------
   Operating Income                           8,972                7,783
                                        -------------         -----------
Interest:
    Interest Expense                          7,569                6,987
    Investment Income                          (375)                (504)
                                        -------------        ------------
                                              7,194                6,483
                                        -------------        ------------
Income Before Provision (Benefit) for
 Income Taxes and Extraordinary Item          1,778                1,300
                                        -------------        ------------
Provision (Benefit) for Income Taxes:
    Current                                     450                1,431
    Deferred                                    181                 (966)
    State                                       124                   67
                                        -------------        ------------
                                                755                  532
                                        -------------        ------------
Income Before Extraordinary Item         $    1,023           $      768
                                        -------------        ------------
Extraordinary Loss on Early Extinguishment
 of Debt (Net of Income Tax
 Benefit of $554)                               -                 (1,029)
                                        -------------        ------------
Net Income (Loss)                        $    1,023           $     (261)
                                        =============        ============

Basic and Diluted Earnings Per Share:
  Income Before Extraordinary Loss       $     0.16           $     0.11
  Extraordinary Loss                            -                  (0.15)
                                        -------------        ------------
  Net Income (Loss)                      $     0.16           $    (0.04)
                                        =============        ============

      The accompanying notes are an integral part of these statements.

                   INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                       (All Amounts in Thousands)
                             (Unaudited)

                                           March 31,          December 31,
ASSETS                                       1999                1998
                                        -------------        -------------
Current Assets:
  Cash and Cash Equivalents              $    21,161          $    32,008
  Marketable Securities                       12,802               12,136
  Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $487 and
    $334 in 1999 and 1998, Respectively:
         Traffic                              38,797               40,543
         Agents'                               8,021                8,082
         Claims and Other                      5,388                5,243
  Federal Income Taxes Receivable                873                1,325
  Net Investment in Direct Financing Leases    2,437                2,532
  Other Current Assets                         7,352                4,215
  Material and Supplies Inventory, at Cost    12,928               13,130
                                        -------------        -------------
Total Current Assets                         109,759              119,214
                                        -------------        -------------
Marketable Equity Securities                     294                  205
                                        -------------        -------------
Investment in Unconsolidated Entities          3,312                3,368
                                        -------------        -------------
Net Investment in Direct Financing Leases     66,081               66,494
                                        -------------        -------------
Vessels, Property, and Other Equipment,
 at Cost:
   Vessels and Barges                        746,128              745,390
   Other Marine Equipment                      7,798                7,776
   Terminal Facilities                        18,517               18,494
   Land                                        1,230                2,317
   Furniture and Equipment                    16,942               16,799
                                        -------------        -------------
                                             790,615              790,776
Less -  Accumulated Depreciation            (366,488)            (356,217)
                                        -------------        -------------
                                             424,127              434,559
                                        -------------        -------------
Other Assets:
  Deferred Charges, Net of Accumulated
    Amortization of $65,512 and $59,310
    in 1999 and 1998, Respectively            37,615               38,849
  Acquired Contract Costs, Net of Accumulated
    Amortization of $14,518 and $14,154
    in 1999 and 1998, Respectively            16,007               16,371
  Due from Related Parties                       333                  296
  Other                                       11,946               10,448
                                        -------------        -------------
                                              65,901               65,964
                                        -------------        -------------
                                         $   669,474          $   689,804
                                        =============        =============

      The accompanying notes are an integral part of these statements.

                    INTERNATIONAL SHIPHOLDING CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                        (All Amounts in Thousands)
                                (Unaudited)


                                           March 31,           December 31,
                                             1999                 1998
                                        --------------        --------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current Maturities of Long-Term Debt   $    19,272           $    17,212
  Current Maturities of Capital
    Lease Obligations                          3,241                 2,915
  Accounts Payable and Accrued Liabilities    52,241                54,146
  Current Deferred Income Tax Liability           27                    27
                                        --------------        -------------
Total Current Liabilities                     74,781                74,300
                                        --------------        -------------
Billings in Excess of Income Earned and
 Expenses Incurred                             6,461                 7,099
                                        --------------        -------------
Long-Term Capital Lease Obligations,
 Less Current Maturities                       9,092                12,085
                                        --------------        -------------
Long-Term Debt, Less Current Maturities      334,621               349,340
                                        --------------        -------------
Deferred Credits:
  Deferred Income Taxes                       39,461                40,906
  Claims and Other                            30,155                28,966
                                        --------------        -------------
                                              69,616                69,872
                                        --------------        -------------
Commitments and Contingent Liabilities

Stockholders' Investment:
  Common Stock                                 6,756                 6,756
  Additional Paid-In Capital                  54,450                54,450
  Retained Earnings                          118,016               117,399
  Less - Treasury Stock                       (4,041)               (1,422)
  Accumulated Other Comprehensive Loss          (278)                  (75)
                                       --------------         -------------
                                             174,903               177,108
                                       --------------         -------------
                                        $    669,474           $   689,804
                                       ==============         =============

    The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'INVESTMENT
                         (All Amounts in Thousands)
                               (Unaudited)

                                                            Accumulated
                               Additional                      Other
                        Common  Paid-In  Retained  Treasury Comprehensive
                         Stock  Capital  Earnings   Stock   Income(Loss)  Total
                      --------- --------- --------- --------- -------- --------
Balance at
 December 31, 1997    $  6,756  $ 54,450  $112,794  ($1,133)     ($62) $172,805

Comprehensive Income:

 Net Income for Year Ended
  December 31,1998         -         -       6,276      -         -       6,276

 Other Comprehensive Income:
   Unrealized Holding Loss on
    Marketable Securities,
    Net of Deferred Taxes
    of ($7)                -         -         -        -        (13)       (13)
                                                                       ---------
Total Comprehensive Income                                                6,263

Treasury Stock             -         -         -       (289)      -        (289)

Cash Dividends             -         -      (1,671)     -         -      (1,671)
                      --------- --------- --------- --------- --------- --------
Balance at
 December 31, 1998    $  6,756  $ 54,450  $117,399  ($1,422)     ($75)  $177,108
                      ========= ========= ========= ========= ========= ========
Comprehensive Income:
  Net Income for the
   Period Ended
   March 31, 1999          -         -       1,023      -          -      1,023

  Other Comprehensive Income:
   Unrealized Holding Loss on
    Marketable Securities,
    Net of Deferred Taxes
    of ($109)              -         -         -        -        (203)     (203)
                                                                        --------
Total Comprehensive Income                                                  820

Treasury Stock             -         -         -     (2,619)      -      (2,619)

Cash Dividends             -         -       (406)      -         -        (406)
                      --------- --------- --------- --------- --------- --------
Balance at
 March 31, 1999         $6,756   $54,450  $118,016   ($4,041)   ($278) $174,903
                      ========= ========= ========= ========= ========= ========

        The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All Amounts in Thousands)
                                 (Unaudited)

                                          For Three Months Ended March 31,
                                              1999                1998
                                          ------------       ------------
Cash Flows from Operating Activities:
 Net Income (Loss)                         $    1,023          $    (261)
 Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
    Depreciation                               10,491              9,442
    Amortization of Deferred
     Charges and Other Assets                   4,438              6,404
    Provision (Benefit) for
     Deferred Income Taxes                        181               (966)
    (Gain) Loss on Sale of
     Vessels and Other Property                (2,405)                 3
    Extraordinary Loss                            -                1,029
 Changes in:
  Accounts Receivable                             578               (426)
  Net Investment in Direct Financing Leases     1,920                487
  Inventories and Other Current Assets            544                468
  Other Assets                                   (112)             1,326
  Accounts Payable and Accrued Liabilities     (2,727)              (825)
  Federal Income Taxes Payable                    137                415
  Unearned Income                              (2,193)            (2,101)
  Deferred Credits                                733             (1,093)
                                          ------------       ------------
Net Cash Provided by Operating Activities      12,608             13,902
                                          ------------       ------------
Cash Flows from Investing Activities:
  Purchase of Vessels and Other Property       (1,183)            (9,901)
  Additions to Deferred Charges                (2,863)            (1,773)
  Proceeds from Sale of Vessels
   and Other Property                               3                 77
  Purchase of and Proceeds from
   Short-Term Investments                      (1,078)              (304)
  Other Investing Activities                       19                 18
                                          ------------       ------------
Net Cash Used by Investing Activities          (5,102)           (11,883)
                                          ------------       ------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Debt                3,000            117,435
  Reduction of Debt and Capital
   Lease Obligations                          (18,326)          (119,875)
  Additions to Deferred Financing Charges          (2)            (2,874)
  Other Financing Activities                      -                 (432)
  Purchase of Treasury Stock                   (2,619)               -
  Common Stock Dividends Paid                    (406)              (417)
                                          ------------       ------------
Net Cash Used by Financing Activities         (18,353)            (6,163)
                                          ------------       ------------
Net Decrease in Cash and Cash Equivalents     (10,847)            (4,144)
Cash and Cash Equivalents at
  Beginning of Period                          32,008             32,002
                                          ------------       ------------
Cash and Cash Equivalents at End of Period $   21,161         $   27,858
                                          ============       ============

      The accompanying notes are an integral part of these statements.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                (Unaudited)

Note 1.  Basis of Preparation
   The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been
omitted. It  is suggested  that  these   interim statements  be  read  in
conjunction with the financial statements and notes thereto included in the Form 10-K of International Shipholding Corporation for the year ended December 31, 1998. Certain reclassifications have been made to prior period financial information in order to conform to current year presentations.
      Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 1999. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.
     The foregoing 1999 interim results are not necessarily indicative of the results of operations for the full year 1999.
     The Company's policy is to consolidate all subsidiaries in which it holds
greater than 50% voting interest.   All significant intercompany accounts and
transactions have been eliminated.

Note 2.  Operating Segments
   The Company's three operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, and CONTRACTS OF AFFREIGHTMENT, are identified primarily based on the characteristics of the contracts and terms under which its fleet of vessels and barges are operated. The Company also reports an OTHER category that includes results of several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting and other specialized services primarily to the Company's operating segments described below. Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.

      The following table presents information about segment profit for the three months ended March 31, 1999 and 1998. The Company does not allocate interest income, administrative and general expenses, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provided specialized services to the operating segments.

(All Amounts in Thousands)              Time
                             Liner     Charter   Contracts of
                           Services   Contracts  Affreightment Other     Total
                          ----------  ---------  ----------- --------- --------
1999
Revenues from external
 customers                $  45,450   $  31,370  $    9,387  $   2,222 $  88,429
Intersegment revenues           -           -           -        9,131     9,131
Gross voyage profit
 before depreciation          5,146      11,692       4,483        899    22,220
Depreciation                  3,552       4,255       1,648        187     9,642
Interest expense              1,469       3,680       2,139        281     7,569
Gain on sale of land            -           -           -        2,408     2,408
Segment profit before interest
  income, administrative and
  general expenses and taxes    125       3,757         696      2,839     7,417
--------------------------------------------------------------------------------
1998
Revenues from external
 customers                $  49,367   $  29,278   $  13,352   $  1,501 $  93,498
Intersegment revenues           -           -           -        9,121     9,121
Gross voyage profit
 before depreciation          6,726       9,853       5,009      1,251    22,839
Depreciation                  3,052       3,911       1,645        168     8,776
Interest expense              1,544       2,786       2,361        296     6,987
Segment profit before interest
  income, administrative and
  general expenses and taxes  2,130       3,156       1,003        787     7,076
--------------------------------------------------------------------------------

     Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)                Three Months Ended March 31,
                                             1999               1998
                                         -------------     -------------
Total profit for reportable segments      $     7,417       $      7,076
 Unallocated amounts:
  Interest income                                 375                504
  Administrative and general expenses           6,014              6,280
                                         -------------     -------------
Income before income taxes
 and extraordinary items                  $     1,778       $      1,300
                                         =============     =============

Note 3.  Subsequent Events
      During the second quarter of this year, the Company entered into a contract to sell one of its Pure Car Carriers ("PCC"), the Cypress Trail, as part of the Company's plan to replace this older and smaller PCC with a newer and larger Pure Car/Truck Carrier ("PCTC"). The Company also contracted in the second quarter to purchase a newer PCTC, the Asian Emperor, a newbuilding high specification car/truck carrier with the capability of carrying large dimension and heavy-lift vehicles, as well as automobiles. The vessel is scheduled to deliver new from the shipyard at the end of May of 1999 and will immediately enter a long-term time charter to a Far Eastern charterer. Long-term financing has been arranged with a bank syndicate.
      Also during the second quarter of 1999, the Company sold 7.5% of its 37.5% interest in four companies, three of which operate cement carrying vessels, and one which manages these vessels.

                                  ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

     Certain statements made in this report or elsewhere by, or on  behalf
of,  the  Company that  are  not  based  on historical   facts   are intended
to be forward-looking statements within the meaning of the safe harbor provisions of the  Private Securities Litigation Reform Act  of  1995. Forward
-looking  statements are based on assumptions  about future  events  and  are therefore  subject  to  risks  and uncertainties.  The Company cautions readers that  certain important factors have affected and may affect in the future the
Company's actual consolidated results of operations and may  cause  future results to differ materially  from  those expressed in  or implied by any forward-looking  statements made in this report or elsewhere by, or on behalf of,  the Company. A  description  of  certain  of these  important factors is contained in the Company's Form 10-K filed  with the  Securities and Exchange
Commission for the  year  ended December 31, 1998.
      The Company's vessels are operated under a variety  of charters,  liner
services, and contracts.   The  nature  of these arrangements is such that,
without  a   material variation  in  gross  voyage profits  (total revenues less voyage  expenses  and  vessel and barge  depreciation),  the revenues and  expenses attributable to  a  vessel  deployed under one type of  charter
or  contract   can   differ substantially from those attributable to the same
vessel  if deployed  under  a  different type of charter  or  contract.
Accordingly,  depending on the mix of charters or  contracts in place  during
a  particular  accounting  period,   the Company's revenues and expenses can
fluctuate substantially from one period to another even though the number of vessels deployed,  the  number of voyages completed, the  amount  of cargo carried and the gross voyage profit derived from  the vessels remain relatively
constant.    As   a   result, fluctuations  in  voyage  revenues  and  expenses
are   not necessarily  indicative  of  trends  in profitability, and management
believes  that gross voyage  profit  is  a  more appropriate  measure   of
performance   than    revenues.   Accordingly,  the discussion below addresses
variations  in gross voyage profits rather than variations in revenues.


                     FIRST QUARTER ENDED MARCH 31, 1999
               COMPARED TO FIRST QUARTER ENDED MARCH 31, 1998


Gross Voyage Profit
-------------------
     Gross voyage profit decreased from $14.1 Million in the first  quarter
of 1998 to $12.6 Million in the first quarter of  1999.   The decrease
occurred primarily in the Company's LINER SERVICES  segment, where gross voyage  profit  before depreciation decreased 23.5% from $6.7 Million in the first quarter  of  1998 to $5.1 Million for the first  quarter  of 1999 primarily due to reduced cargo volume in 1999.
      The  decrease  in gross voyage profit  for the  LINER SERVICES  segment was partially offset by improved  results for  the  TIME CHARTER CONTRACTS segment.  The gross  voyage profit before  depreciation for the TIME CHARTER
CONTRACTS segment  increased  18.7% from $9.9 Million  in  the  first quarter of
1998 to $11.7 Million for the same period in 1999 due to the acquisition and commencement of operations of the Company's  U.S. Flag PCTC, the Green Point,
in the  second quarter of 1998.  In addition, the Company sold one  of  its
PCC's  as  part of the Company's plan to replace this  older and  smaller vessel with a newer and larger PCTC, the  Asian King, that delivered to the
Company and commenced operations in December of 1998.
      Vessel and barge depreciation for the first quarter of 1999  increased
9.9% to $9.6 Million as compared  to  $8.8 Million  in  the same period of
1998 primarily  due  to  the commencement of operations of the Green Point.
Additionally in the third quarter of 1998, the Company began depreciating the
Hickory,  a  LASH vessel purchased early  in  1998  now operating in the
LINER SERVICES segment as a feeder vessel.

Other Income and Expenses
-------------------------
     Administrative and general expenses decreased from $6.3 Million in the first quarter of 1998 to $6.0 Million in  the same  period  in  1999  due to a continuing  cost  reduction program.
      Earnings  in  1999  included a gain  of  $2.4 Million recognized  on the  sale  of a parcel  of land  no  longer required in the Company's operations.
     Interest expense was $7.6 Million for the first quarter of 1999 as compared to $7.0 Million for the same period  in 1998. The  increase resulted primarily from the  financing associated with the acquisition of the
Green Point early  in the  second quarter of 1998 and the acquisition of the Asian King  at  the end of 1998.  On January 22, 1998, the Company issued
$110 Million of 7 3/4% Senior Notes due  2007  (the "Notes"), the proceeds of which were used to repay  shorter-term amortizing bank debt.  Interest expense on these Notes was substantially

offset  by  the  aforementioned early repayment   of   debt  and  regularly
scheduled principal payments.
     Investment income decreased from $504,000 for the first quarter  of 1998 to
$375,000 for the first quarter  of  1999 due  to  a lower average balance of invested funds and  less favorable interest rates.
     The   Company   incurred  an  extraordinary loss of approximately  $1
Million during the first quarter of  1998 related  to  the  early
extinguishment of debt.   This  loss resulted primarily from the write-off of
previously deferred financing costs related to the loans repaid early  with the proceeds  of  the  aforementioned  Notes  and  a make-whole premium on one of those loans.

Income Taxes
------------
      The Company provided $631,000 for Federal income taxes in the  first quarter of 1999 and $465,000  in  the  first quarter  of  1998  at the statutory rate  of  35%  for  both periods.

                     LIQUIDITY AND CAPITAL RESOURCES

      The  Company's  working capital decreased from  $44.9 Million at
December 31, 1998, to $35.0 Million at March  31, 1999,  after  provision for current maturities of  long-term debt  and capital lease obligations of $22.5
Million.   Cash and cash equivalents decreased during the first three months of 1999 by $10.8 Million to a total of $21.2 Million.  This decrease,  which resulted from cash used for  investing  and financing  activities  of
$5.1 Million  and  $18.4  Million, respectively, was partially offset by operating  cash  flows of $12.6 Million.
      The major source of cash from operations was net income adjusted  for the  gain  on  sale  of  land  and non-cash provisions such as depreciation and amortization. Investing activities  during  the  period  included $2.9
Million  in deferred vessel drydocking charges and investments in short-term marketable securities of $1.0 Million.
      The  net  cash used for financing activities of  $18.4 Million included
reductions  of  debt and  capital  lease obligations   of  $18.3 Million
stemming  from   regularly scheduled principal payments and repayments of
amounts drawn under  lines of credit and $2.6 Million for the purchase  of
treasury  stock.   New draws under lines of  credit  totaled $3.0  Million
during the quarter, which were repaid  in  the beginning of the second quarter.
      At  December 31, 1997, the Company had available three lines  of  credit totaling $35 Million to  meet  short-term requirements  when fluctuations occur in  working  capital. Early in the first quarter of 1998, the Company entered into a $25 Million revolving credit facility that replaced these lines of credit.  At the end of the  first quarter of  1998, the Company increased this revolving credit facility to $50 Million.  At March 31, 1999, $20 Million was outstanding  on this credit  facility, of which $3 Million  was  repaid on
April 1, 1999.
     Management believes that normal operations will provide sufficient  working capital and cash flows  to  meet  debt service  and  dividend requirements during  the  foreseeable future.
      The  Company  has  not  been notified  that it  is  a potentially
responsible  party  in connection   with   any environmental matters.
      At a regular meeting held April 21, 1999, the Board of Directors
declared a quarterly dividend of   6.25  cents  per Common  Share  payable on
June 18, 1999, to shareholders  of record on June 4, 1999.

STOCK REPURCHASE PROGRAM

      In October of 1998, the Company's Board of Directors approved a stock repurchase program to buy up to 500,000 shares of its common stock. The repurchases are made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending upon financial and market conditions. As of March 31, 1999, 184,250 shares had been repurchased under this program for a total cost of $2.9 Million.

COAL TRANSPORTATION CONTRACT

      As discussed in the Company's Form 10-K filed with the Securities  and
Exchange  Commission  for the  year  ended December  31,  1998,  Seminole
Electric  Cooperative,  Inc. ("Seminole")  filed suit against the Company's wholly  owned subsidiary,  Central Gulf Lines, Inc. ("CGL"),  on December 15,
1998, seeking a declaratory judgment that Seminole  was entitled to terminate its performance under a long-term coal transportation  agreement with CGL, subject  to Seminole's obligation  to pay "fair and lawful damages"  to  CGL.
The contract  commenced operation in the early 1980's  and  has approximately
six  more years to  run.   CGL  has  disputed Seminole's right to terminate
performance and has  served  a demand  for  arbitration  pursuant  to  the terms  of  the agreement  in  which CGL seeks specific performance  of  the agreement  for  its remaining six-year  term,  and  in  the alternative,
damages.   Because  of Seminole's admitted obligation to reimburse CGL for its damages, including  lost profits, the Company does not believe that this dispute will have a material adverse effect on its financial condition or results  of  operations, even if Seminole is successful  in terminating its performance under the agreement.

NEW ACCOUNTING PRONOUNCEMENTS

      During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not chosen early adoption and, as it is not possible to predict the Company's derivative position at the time this standard will be applied, it is unknown what effect, if any, SFAS No. 133 will have on its financial statements once adopted.

YEAR 2000 COMPLIANCE

      The Year 2000 ("Y2K") issue refers to the potential failure of information technology ("IT") systems, telecommunications, and other electronic devices before, on or after January 1, 2000. This problem is primarily due to the use of a 2-digit year indicator within software code including applications, operating systems, hardware, or microchips. Non-compliant systems will likely interpret the "00" in "2000" incorrectly as "1900."

State of Readiness
------------------
      The  Company has appointed a Y2K Project Manager  who, along  with department heads responsible for compliance  in their  respective areas, is
addressing the Y2K  issue.   The Company's Y2K Plan is an overall corporate
plan supported by lower-tier  plans and schedules developed by each functional
area.   The  phases in  the  Y2K  Plan  include  inventory, assessment, remediation, testing, and contingency planning.
     During the inventory phase, all computer-based  systems, components
(such  as systems developed in-house, purchased software,  computers,  and
associated hardware),   service providers, and hardware that contain
microchips that support the  functionality of  the Company  are  being identified.  Additionally, items that, in and of themselves, may not  be impacted by the date change, but that interface with systems or equipment that are impacted by the date change are being identified.
     The assessment phase involves determining which systems are date-sensitive and prioritizing how  critical each  of these  systems is to continuation of the Company's  business activities.
      Once the assessment phase is complete, the remediation phase  begins.
During  this  phase, the  strategies for addressing  systems  that  are not
Y2K  compliant will  be developed.  Possible  strategies include  repairing, replacing, or retiring the system.
      The  testing  phase will verify that the repaired  or replaced system will operate properly when the date changes, and  that  existing business functions  will  continue  to operate  as expected.  Testing efforts will not be confined solely  to  IT  systems.  Non-IT systems such  as  building infrastructure and components with embedded microchips  will also be evaluated.
     The inventory and assessment phases are complete for IT systems,  and those identified as most  critical  were  90% remediated  and tested by March 31,
1999.  The remaining  IT systems  will be  addressed by September of  1999.
Vessel systems   inspection  and  original  equipment manufacturer ("OEM")
testing  are  ongoing  through  April of 1999.  Contingency   plans  for

vessels  are   in place.   These contingency plans comprise both general
contingencies  which apply to all vessels and vessel specific contingencies, where necessary.  The contingency plans for the vessels are based on the
Company's  existing  emergency procedures. Periodic training is held on the
Company's vessels to ensure that crew members are familiar with the contingency plans.
      The  Company  has  contacted  its  key  suppliers  and customers to
ensure they are addressing the Y2K issue.   Y2K questionnaires  have  been
issued  to  these suppliers  and customers  and  their responses  are  being reviewed to  determine what action by the Company, if any, is necessary.

Costs to Address Y2K Issues
---------------------------
      Expenditures related to evaluating and remediating any Y2K  problems through  March  31, 1999,  have  not  had  a material  effect  on  the
Company's  financial  position  or results of operations.  It is anticipated that the resources required  to address Y2K issues during 1999 will be provided primarily by existing levels of personnel.  While management does not  expect  Y2K compliance costs to have  a  material adverse  effect  on the
Company,  estimates   of   total expenditures for Y2K issues, including all
phases of the Y2K Plan  described above, as well as the cost of replacing  or modifying  any non-compliant systems have been submitted  to the  Company's management for review.  Vessel  Y2K  budgets include  OEM systems testing and replacement for previously identified non-compliant items.

Risks of Y2K Issues
-------------------
      A  definitive assessment of the risk to the Company if systems that are not Y2K compliant were not identified,  or identified  but not successfully
remediated,  has  been  and continues to  be  undertaken.   No  Y2K  issues
have  been identified that are unique to the Company or that otherwise would not be found in its industry.

Contingency Plans
-----------------
      Once the potential problems that could result from the Y2K issue have been identified, the steps required  in  the event  any  system  fails  will
be determined.   Vessel  and Information  Systems Contingency Plans are
complete.   Cost estimates to implement the contingency plans will be refined and analyzed against other options.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANGEMENT

     In  the ordinary course of its business, the Company is exposed  to
foreign currency, interest rate, and  commodity price  risk.   The  Company
utilizes  derivative  financial instruments

including  forward  exchange   contracts  and  commodity  swap  agreements
to  manage  certain of   these exposures.   The  Company hedges only firm
commitments  or anticipated  transactions and does not use  derivatives  for speculation.  The Company neither holds nor issues financial instruments for trading purposes.
     There  were no material changes in market risk exposure for the interest rate and foreign currency risks described in the  Company's Form 10-K filed with the  Securities  and Exchange Commission for the year ended December 31,
1998.
     The fair value of the commodity  swap agreement at March 31, 1999, as discussed in the Form 10-K, estimated based  on the  difference between first quarter price per ton of  fuel and  the contract delivery price per ton of fuel times the quantity  applicable  to  the agreement, was  an  asset  of
$109,000.  A hypothetical 10% decrease in fuel prices as  of March  31,  1999, would have resulted  in  a  liability  of $239,000.

     PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders was held April 21, 1999. The matters voted upon and the results of the voting were as follows:

(1)  Election of Board of Directors:
                                  Shares Voted
        Nominee                        For          Withheld Authority
------------------------        ---------------   ----------------------
Niels W. Johnsen                    5,408,122             39,775
Erik F. Johnsen                     5,408,122             39,775
Niels M. Johnsen                    5,408,612             39,285
Erik L. Johnsen                     5,408,612             39,285
Harold S. Grehan,Jr.                5,408,379             39,518
Raymond V. O'Brien, Jr.             5,408,566             39,331
Edwin Lupberger                     5,408,566             39,331
Edward K. Trowbridge                5,408,566             39,331

(2)  Ratification  of Arthur Andersen LLP,  certified  public accountants,
     as independent   auditors   for    the  Corporation  for  the fiscal
     year ending  December  31, 1999:

     Shares Voted For         5,423,843
     Shares Voted Against         1,825
     Abstentions                 22,229

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT INDEX
                            Exhibit Number        Description
                           ----------------     ----------------
     Part I Exhibits:           27                Financial Data Schedule

     Part II Exhibits:           3                Restated Certificate of
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


(b)   No reports on Form 8-K were filed for the three month period ended
      March 31, 1999.



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


Date May 13, 1999
 ___________________________




