Form 10-Q
period 1999-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 1999-08-13
CIK 278041

               INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                       FORM 10-Q

(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999
                                           --------------
__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the transition period from___________to___________

Commission file number                   2-63322
                      ------------------------------------------------------

                      INTERNATIONAL SHIPHOLDING CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     36-2989662
___________________________           ________________________________________
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

650 Poydras Street              New Orleans, Louisiana             70130
----------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

                                 (504) 529-5461
------------------------------------------------------------------------------
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

     Common Stock    $1 Par Value        6,498,637 shares      (June 30, 1999)
                                      --------------------

                    PART I - FINANCIAL INFORMATION
                      ITEM 1-FINANCIAL STATEMENTS

                 INTERNATIONAL SHIPHOLDING CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (All Amounts in Thousands Except Share Data)
                               (Unaudited)

                                Three Months Ended       Six Months Ended
                              June 30,      June 30,    June 30,    June 30,
                                1999          1998        1999        1998
                             ----------   ----------  ----------   ----------
Revenues                     $   82,476   $   91,402   $  167,265   $ 181,779
Subsidy Revenue                   3,359        3,586        6,999       6,707
                              ----------   ----------   ----------   ----------
                                 85,835       94,988      174,264     188,486
                              ----------   ----------   ----------   ----------

Operating Expenses:
 Voyage Expenses                59,950        69,088      126,159     139,747
 Vessel and Barge Depreciation   9,640         9,345       19,282      18,121
                              ----------   ----------   ----------   ----------
      Gross Voyage Profit       16,245        16,555       28,823      30,618
                              ----------   ----------   ----------   ----------

Administrative and General
  Expenses                       6,134         6,734       12,148      13,014
Gain on Sale of Land                -            -          2,408         -
Gain on Sale of Vessel           7,753           -          7,753         -
                              ----------   ----------   ----------   ----------

       Operating Income         17,864         9,821       26,836      17,604
                              ----------   ----------   ----------   ----------
Interest:
 Interest Expense                7,672         7,344       15,241      14,331
 Investment Income                (320)         (392)        (695)       (896)
                              ----------   ----------   ----------   ----------
                                 7,352         6,952       14,546      13,435
                              ----------   ----------   ----------   ----------
Equity in Net Income of
 Unconsolidated Entities
 (Net of Applicable Taxes)          65           -             65         -
                             ----------   ----------   ----------   ----------

Income Before Provision
 (Benefit) for Income Taxes
 and Extraordinary Item         10,577         2,869       12,355       4,169
                              ----------    ----------   ----------   ---------
Provision (Benefit) for
 Income Taxes:
     Current                       193           (14)         643       1,417
     Deferred                    3,524         1,021        3,705          55
     State                          37            85          161         152
                             ----------   -----------   ----------   ---------
                                 3,754         1,092        4,509       1,624
                             ----------   -----------   ----------   ---------
Income Before
 Extraordinary Item           $  6,823     $   1,777     $  7,846    $  2,545
                             ----------   -----------   ----------   ---------
Extraordinary Loss on Early
 Extinguishment of Debt
 (Net of Income Tax
 Benefit of $554)                   -              -            -      (1,029)
                             ----------   -----------   ----------   ----------

Net Income                    $  6,823      $  1,777     $  7,846    $  1,516
                             ==========   ===========   ==========   ==========

Basic and Diluted Earnings
 Per Share:
   Income Before
    Extraordinary Loss       $    1.04      $   0.27     $   1.20    $   0.38
   Extraordinary Loss              -             -            -         (0.15)
                             ----------   -----------   ----------   ---------
   Net Income                $    1.04      $   0.27     $   1.20    $   0.23
                             ==========   ===========   ==========   =========
Weighted Average Shares of
 Common Stock Outstanding      6,538,721   6,682,887    6,538,721    6,682,887

      The accompanying notes are an integral part of these statements.

                   INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                        (All Amounts in Thousands)
                              (Unaudited)

                                                  June 30,       December 31,
                                                   1999              1998
                                               -------------    -------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  19,482        $  32,008
   Marketable Securities                            13,465           12,136
   Accounts Receivable, Net of
    Allowance for Doubtful
    Accounts of $518 and $334 in
    1999 and 1998, Respectively:
         Traffic                                    39,673           40,543
         Agents'                                     9,044            8,082
         Claims and Other                            6,496            5,243
   Federal Income Taxes Receivable                   2,014            1,325
   Net Investment in Direct Financing Leases         2,992            2,532
   Other Current Assets                              5,860            4,215
   Material and Supplies Inventory, at Cost         12,505           13,130
                                               -------------    -------------
Total Current Assets                               111,531          119,214
                                               -------------    -------------
Marketable Equity Securities                           360              205
                                               -------------    -------------
Investment in Unconsolidated Entities                2,403            3,368
                                               -------------    -------------
Net Investment in Direct Financing Leases          114,151           66,494
                                               -------------    -------------
Vessels, Property, and Other Equipment, at
 Cost:
     Vessels and Barges                            749,426          745,390
     Other Marine Equipment                          7,922            7,776
     Terminal Facilities                            18,545           18,494
     Land                                            1,230            2,317
     Furniture and Equipment                        17,209           16,799
                                               -------------    -------------
                                                   794,332          790,776
Less -  Accumulated Depreciation                  (376,760)        (356,217)
                                               -------------    -------------
                                                   417,572          434,559
                                               -------------    -------------
Other Assets:
    Deferred Charges, Net of Accumulated
     Amortization of $53,857 and $59,310 in
     1999 and 1998, Respectively                    37,902            38,849
    Acquired Contract Costs, Net of Accumulated
     Amortization of $14,882 and $14,154 in
     1999 and 1998, Respectively                    15,644            16,371
    Due from Related Parties                           616               296
    Other                                           16,536            10,448
                                               -------------    -------------
                                                    70,698            65,964
                                               -------------    -------------
                                                 $ 716,715         $ 689,804
                                               =============    =============

       The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (All Amounts in Thousands)
                                  (Unaudited)

                                                  June 30,       December 31,
                                                    1999             1998
LIABILITIES AND STOCKHOLDERS' INVESTMENT       -------------    -------------

Current Liabilities:
  Current Maturities of Long-Term Debt           $  20,716        $   17,212
  Current Maturities of Capital
   Lease Obligations                                 3,231             2,915
  Accounts Payable and Accrued Liabilities          49,632            54,146
  Current Deferred Income Tax Liability                 27                27
                                               -------------    -------------
Total Current Liabilities                           73,606            74,300
                                               -------------    -------------
Billings in Excess of Income Earned and
 Expenses Incurred                                   4,066             7,099
                                               -------------    -------------
Long-Term Capital Lease Obligations, Less
 Current Maturities                                  9,102            12,085
                                               -------------    -------------
Long-Term Debt, Less Current Maturities            375,700           349,340
                                               -------------    -------------
Deferred Credits:
    Deferred Income Taxes                           42,993            40,906
    Claims and Other                                29,825            28,966
                                               -------------    -------------
                                                    72,818            69,872
                                               -------------    -------------
Commitments and Contingent Liabilities

Stockholders' Investment:
         Common Stock                                6,756             6,756
         Additional Paid-In Capital                 54,450            54,450
         Retained Earnings                         124,432           117,399
         Less - Treasury Stock                      (4,046)           (1,422)
         Accumulated Other Comprehensive Loss         (169)              (75)
                                               -------------    -------------
                                                   181,423           177,108
                                               -------------    -------------
                                                 $ 716,715         $ 689,804
                                               =============    =============

       The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'INVESTMENT
                        (All Amounts in Thousands)
                                (Unaudited)
                                                            Accumulated
                             Additional                        Other
                     Common   Paid-in   Retained  Treasury Comprehensive
                      Stock   Capital   Earnings    Stock  Income (Loss)  Total
                   ---------- --------- --------- --------- ---------- --------

Balance at
 December 31, 1997 $  6,756   $ 54,450  $112,794   ($1,133)     ($62)  $172,805

Comprehensive Income:

 Net Income for Year Ended
  December 31, 1998    -           -       6,276       -         -        6,276

 Other Comprehensive Income:
   Unrealized Holding Loss
    on Marketable Securities,
    Net of Deferred Taxes of
   ($7)                -           -         -          -        (13)       (13)
                                                                      ---------
Total Comprehensive Income                                                6,263

Treasury Stock        -           -          -       (289)        -        (289)

Cash Dividends        -           -      (1,671)        -         -      (1,671)
                   --------- --------- --------- ---------- ---------- -------
Balance at
 December 31, 1998 $  6,756  $ 54,450  $117,399   ($1,422)      ($75)  $177,108
                   ========= ========= ========= ========== ========== ========

Comprehensive Income:

  Net Income for the Period
   Ended June 30,
   1999               -          -        7,846         -          -      7,846

Other Comprehensive Income:
  Unrealized Holding Loss
   on Marketable Securities,
   Net of Deferred Taxes of
  ($51)              -           -         -            -         (94)      (94)
                                                                       ---------
Total Comprehensive Income                                                7,752

Treasury Stock       -           -         -       (2,624)         -     (2,624)

Cash Dividends       -           -        (813)          -         -       (813)
                 --------- --------- ---------- ---------- ----------- --------
Balance at June
 30,1999         $  6,756  $ 54,450  $124,432    ($4,046)       ($169) $181,423
                 ========= ========= ========== ========== =========== ========

        The accompanying notes are an integral part of these statements.

                    INTERNATIONAL SHIPHOLDING CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All Amounts in Thousands)
                                (Unaudited)
                                            For Six Months Ended June 30,
                                                  1999           1998
                                             ------------    ------------
Cash Flows from Operating Activities:
 Net Income                                  $    7,846      $   1,516
    Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating
    Activities:
      Depreciation                               20,772         19,403
      Amortization of Deferred Charges and
       Other Assets                               8,866         12,290
      Provision for Deferred Income Taxes         3,705             55
      Equity in Net Income of Unconsolidated
       Entities                                     (65)            -
      (Gain) Loss on Sale of
       Vessels and Other Property               (10,296)             3
      Extraordinary Loss                              -          1,029
     Changes in:
         Accounts Receivable                     (1,121)           101
         Net Investment in Direct Financing
          Leases                                    749            967
         Inventories and Other Current Assets      (908)           847
         Other Assets                            (1,008)         1,094
         Accounts Payable and Accrued
          Liabilities                            (8,568)        (1,264)
         Federal Income Taxes Payable            (1,089)        (1,760)
         Unearned Income                         (6,248)         2,439
         Deferred Credits                         1,183           (367)
                                             -------------    ------------
Net Cash Provided by Operating Activities        13,818         36,353
                                             -------------    ------------
Cash Flows from Investing Activities:
    Investment in Direct Financing Lease        (57,805)           -
    Purchase of Vessels and Other Property       (3,539)       (51,819)
    Additions to Deferred Charges                (6,622)        (4,324)
    Proceeds from Sale of Vessels
     and Other Property                          18,690            111
    Purchase of and Proceeds from
     Short-Term Investments                      (1,647)          (306)
    Investment in and Partial Sale
     of Unconsolidated Entity                       766           (650)
    Purchase of Marketable Equity Securities        (20)           -
    Other Investing Activities                       94             37
                                            -------------    -------------
Net Cash Used by Investing Activities           (50,083)       (56,951)
                                            -------------    -------------
Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt               58,000        156,435
    Reduction of Debt and Capital
     Lease Obligations                          (30,803)      (137,587)
    Additions to Deferred Financing Charges         (21)        (2,889)
    Purchase of Treasury Stock                   (2,624)          -
    Common Stock Dividends Paid                    (813)          (835)
    Other Financing Activities                       -            (432)
                                            -------------    -------------
Net Cash Provided by Financing Activities        23,739         14,692
                                            -------------    -------------
Net Decrease in Cash and Cash Equivalents       (12,526)        (5,906)
Cash and Cash Equivalents at Beginning of
 Period                                          32,008         32,002
                                            -------------    -------------
Cash and Cash Equivalents at End of Period    $  19,482      $  26,096
                                            =============    =============

     The accompanying notes are an integral part of these statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 1999
                               (Unaudited)
Note 1.  Basis of Preparation
     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and
Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements
have been omitted.  It  is suggested  that  these   interim statements  be
read in conjunction with the financial statements and notes thereto included in the Form 10-K of International Shipholding Corporation for the year ended December 31, 1998. Certain reclassifications have been made to prior period financial information in order to conform to current year presentations.
      Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year
1999.   In  the  opinion  of management,  all  adjustments  (consisting  of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.
       The foregoing 1999 interim results are not necessarily indicative of the results of operations for the full year 1999.
     The Company's policy is to consolidate all subsidiaries in which it holds greater than 50% voting interest. All significant intercompany accounts and transactions have been eliminated.

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

      The following table presents information about segment profit for the six months ended June 30, 1999 and 1998. The Company does not allocate interest income, administrative and general expenses, equity in unconsolidated entities, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provided specialized services to the operating segments.

                                          Time
                               Liner     Charter   Contracts of
(All Amounts in Thousands)    Services  Contracts Affreightment Other   Total
------------------------------------------------------------------------------
1999
Revenues from external
  customer                   $ 87,185   $ 63,214   $ 19,078   $  4,787  $174,264
Intersegment revenues            -          -          -        18,495    18,495
Gross voyage profit
  before depreciation          11,425     24,669      9,376      2,635    48,105
Depreciation                    7,111      8,521      3,296        354    19,282
Interest expense                2,869      7,652      4,168        552    15,241
Gain on sale of vessel
  and land                       -         7,753       -         2,408    10,161
Segment profit before interest
  income, administrative and
  general expenses and taxes    1,445     16,249      1,912      4,137    23,743
--------------------------------------------------------------------------------
1998
Revenues from  external
  customers                  $ 96,130   $ 61,583   $ 28,215   $  2,558  $188,486
Intersegment revenues            -          -          -        18,432    18,432
Gross voyage profit
  before depreciation          15,206     21,374      9,638      2,521    48,739
Depreciation                    6,269      8,208      3,292        352    18,121
Interest expense                3,136      5,741      4,831        623    14,331
Segment profit before interest
  income, administrative and
  general expenses and taxes    5,801      7,425      1,515      1,546    16,287
--------------------------------------------------------------------------------

     The following table presents information about segment profit for the second quarter ended June 30, 1999 and 1998.

                                           Time
                                 Liner    Charter   Contracts of
(All Amounts in Thousands)     Services  Contracts Affreightment Other   Total
------------------------------------------------------------------------------
1999
Revenues from external
  customers                    $ 41,735   $ 31,844   $  9,691  $  2,565 $ 85,835
Intersegment revenues              -          -          -        9,364    9,364
Gross voyage profit
  before depreciation             6,279     12,977      4,893     1,736   25,885
Depreciation                      3,559      4,266      1,648       167    9,640
Interest expense                  1,400      3,972      2,029       271    7,672
Gain on sale of vessel             -         7,753       -         -       7,753
Segment profit before interest
  income, administrative and
  general expenses and taxes      1,320     12,492      1,216     1,298   16,326
--------------------------------------------------------------------------------
1998
Revenues from external
  customers                     $ 46,763  $ 32,305   $ 14,863  $  1,057 $ 94,988
Intersegment revenues               -         -          -        9,311    9,311
Gross voyage profit
  before depreciation             8,480     11,521      4,629     1,270   25,900
Depreciation                      3,217      4,297      1,647       184    9,345
Interest expense                  1,592      2,955      2,470       327    7,344
Segment profit before interest
  income, administrative and
  general expenses and taxes      3,671      4,269        512       759    9,211
--------------------------------------------------------------------------------

     Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)
                          Three Months Ended June 30,  Six Months Ended June 30,
                              1999         1998            1999        1998
                          -----------  ------------    -----------  ----------
Total profit for
 reportable segments       $ 16,326     $   9,211       $ 23,743      $ 16,287
Unallocated amounts:
   Interest income              320           392            695           896
   Administrative and
    general expenses          6,134         6,734         12,148        13,014
   Equity in unconsolidated
    entities                     65          -                65          -
                          -----------  ------------    ------------  ----------
Income before income taxes
 and extraordinary items    $ 10,577    $  2,869        $ 12,355      $  4,169
                          ===========  ============    ============  ==========

Note 3.  Earnings Per Share
      Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Certain stock options totaling 475,000 were excluded from the computation of diluted earnings per share in the second quarter of 1999, as the effect would have been antidilutive.

Note 4.  Subsequent Events
      Early in the third quarter of this year, the Company agreed to a letter of intent to purchase a newbuilding car/truck carrier, to be renamed Green
Dale.   The vessel is scheduled  to deliver new from the shipyard in September of 1999. During the third quarter of 1999, the Company settled its outstanding contract litigation with Seminole Electric Cooperative, Inc. In the settlement, Seminole has paid approximately $23 Million to Central Gulf Lines, Inc., a wholly owned subsidiary of the Company, and all agreements between Central Gulf and Seminole have been terminated. This settlement, less related expenses, and after offsets and previously accrued contract profits, will be reported in the Company's third quarter results.

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

                            RESULTS OF OPERATIONS

                        SIX MONTHS ENDED JUNE 30, 1999
                COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998


Gross Voyage Profit
-------------------
     Gross voyage profit decreased from $30.6 Million in the first six months
of 1998 to $28.8 Million in the first  six months  of  1999.   The decrease
occurred primarily in the Company's LINER SERVICES segment, where gross voyage profit before depreciation decreased 24.9% from $15.2 Million in the first six months of 1998 to $11.4 Million for the first six months of 1999 primarily due to reduced cargo volume in 1999.
      The decrease in gross voyage profit for the LINER SERVICES segment was partially offset by improved results for the TIME CHARTER CONTRACTS segment. The gross voyage profit before depreciation for the TIME
CHARTER CONTRACTS segment increased 15.4% from $21.4 Million in the first six months of 1998 to $24.7 Million for the same period in 1999 due, in part, to the acquisition and the subsequent commencement of operations of the Company's U.S. Flag Pure Car/Truck Carrier ("PCTC"), the Green Point, in the second quarter of 1998. In addition, the Company sold two of its Pure Car Carriers ("PCC's") as part of the Company's plan to replace these older and smaller vessels with two newer and larger PCTC's, the Asian King and Asian Emperor, that commenced operations upon delivery to the Company in December of 1998 and May of 1999, respectively.
      Vessel and barge depreciation for the first six months of 1999 increased 6.4% to $19.3 Million as compared to $18.1 Million in the same period of 1998 primarily due to the commencement of operations of the Green Point. Additionally in the third quarter of 1998, the Company began depreciating the Hickory, a LASH vessel purchased early in 1998 now operating in the LINER SERVICES segment as a feeder vessel.

Other Income and Expenses
-------------------------
      Administrative and general expenses decreased from $13.0 Million in the first six months of 1998 to $12.1 Million in the same period in 1999 due to a continuing cost reduction program.
      Earnings in 1999 included a gain of $2.4 Million recognized on the sale of a parcel of land no longer required in the Company's operations and a gain of $7.8 Million recognized on the sale of a PCC in May of 1999.

     Interest expense was $15.2 Million for the first six months of 1999 as compared to $14.3 Million for the same period in 1998. The increase resulted primarily from the financing associated with the acquisition of the Asian King at  the end of 1998 and the acquisition of the Asian Emperor in May of 1999. On January 22, 1998, the Company issued $110 Million of 7 3/4% Senior Notes due 2007 (the "Notes"), the proceeds of which were used to repay shorter-term amortizing bank debt.
     Investment income decreased from $896,000 for the first six months of 1998 to $695,000 for the first six months of 1999 due to less favorable interest rates.
     The   Company   incurred  an  extraordinary   loss   of approximately
$1 Million during the first quarter  of  1998 related  to  the  early
extinguishment of debt.   This  loss resulted primarily from the write-off of
previously deferred financing costs related to the loans repaid early with the proceeds of the aforementioned Notes and a make-whole premium on one of those loans.

Income Taxes
-------------
      The Company provided $4.3 Million for Federal income taxes in the first six months of 1999 and $1.5 Million in the first six months of 1998 at the statutory rate of 35% for both periods.


                       SECOND QUARTER ENDED JUNE 30, 1999
                 COMPARED TO SECOND QUARTER ENDED JUNE 30, 1998

Gross Voyage Profit
-------------------
     Gross voyage profit decreased from $16.6 Million in the second quarter of 1998 to $16.2 Million in the second quarter of 1999. The decrease occurred primarily in the Company's LINER SERVICES segment, where gross voyage profit before depreciation decreased 26% from $8.5 Million in the second quarter of 1998 to $6.3 Million in the second quarter of 1999 primarily due to reduced cargo volume in 1999.
     The  decrease  in  gross voyage profit  for the  LINER SERVICES segment was partially offset by improved results for the TIME CHARTER CONTRACTS segment. The gross voyage profit before depreciation for the TIME CHARTER CONTRACTS segment increased 12.6% from $11.5 Million in the second quarter of 1998 to $13.0 Million for the same period in 1999 due, in part, to the acquisition and the subsequent commencement of operations of the Company's U.S. Flag PCTC, the Green Point, in the middle of the second quarter of
1998.   In  addition, the Company sold two of its  PCC's as part  of  the
Company's plan to replace these older and smaller vessels with two newer and larger PCTC's, the Asian King and Asian Emperor, that commenced operations upon delivery to the Company in December of 1998 and May of 1999, respectively.
     Vessel and barge depreciation for the second quarter of 1999 increased 3.2% to $9.6 Million as compared to $9.3 Million in the same period of 1998 primarily due to the commencement of operations in the middle of the second quarter of 1998 of the Green Point. Additionally in the third quarter of 1998, the Company began depreciating the Hickory, a LASH vessel purchased early in 1998 now operating in the LINER SERVICES segment as a feeder vessel.

Other Income and Expenses
-------------------------
     Administrative and general expenses decreased from $6.7 Million in the second quarter of 1998 to $6.1 Million in the same period in 1999 due to a continuing cost reduction program.
      Earnings in the second quarter of 1999 included a gain of $7.8 Million recognized on the sale of a PCC in May of 1999.
     Interest expense was $7.7 Million for the second quarter of 1999 as compared to $7.3 Million for the same period in 1998. The increase resulted primarily from the financing associated with the acquisition of the Asian
King at the end of 1998 and the acquisition of the Asian Emperor in May of 1999.
      Investment income decreased slightly from $392,000 for the second quarter of 1998 to $320,000 for the second quarter of 1999 due to less favorable interest rates.

Income Taxes
------------
      The Company provided $3.7 Million for Federal income taxes in the second quarter of 1999 and $1.0 Million in the second quarter of 1998 at the statutory rate of 35% for both periods.

                      LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital decreased from $44.9 Million at December 31, 1998, to $37.9 Million at June 30, 1999, after provision for current maturities of long-term debt and capital lease obligations of $23.9 Million. Cash and cash equivalents decreased during the first six months of 1999 by $12.5 Million to a total of $19.5 Million. This decrease, which resulted from cash used for investing activities of $50.1 Million, was partially offset by operating cash flows of $13.8 Million and financing cash flows of $23.7 Million.
     The major source of cash from operations was net income adjusted for the gain on sale of land and vessel, as well as non-cash provisions such as depreciation and amortization. Investing activities during the period included the purchase of  the  Asian  Emperor for $57.8 Million, $6.6
Million in deferred   vessel  drydocking  charges,  $3.5 Million in capitalized
upgrade work on the Green Island and Atlantic Forest, and investments in short-term marketable securities of $1.6 Million, offset by the proceeds received from the sale of the Cypress Trail and other assets of $18.7 Million.
      The net cash provided by financing activities of $23.7 Million included proceeds from the financing of the Asian Emperor for $47 Million and draws against the Company's line of credit totaling $11 Million, offset by reductions of debt and capital lease obligations of $30.8 Million stemming from regularly scheduled principal payments and repayments of amounts drawn under lines of credit and $2.6 Million for the purchase of treasury stock.
      At December 31, 1997, the Company had available three lines of credit totaling $35 Million to meet short-term requirements when fluctuations occur in working capital. Early in the first quarter of 1998, the Company entered into a $25 Million revolving credit facility that replaced these lines  of  credit.  Subsequently, the Company has  increased this revolving
credit facility and as of June 30, 1999  it was  $48  Million.   At  June 30,
1999,  $22  Million  was outstanding on this credit facility.
     Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service and dividend requirements during the foreseeable future.
      The  Company  has  not  been notified that  it  is  a potentially
responsible  party in  connection   with  any environmental matters.
      At a regular meeting held July 21, 1999, the Board of Directors declared a quarterly dividend of 6.25 cents per Common Share payable on September 17, 1999, to shareholders of record on September 3, 1999.

STOCK REPURCHASE PROGRAM

      In October of 1998, the Company's Board of Directors approved a stock repurchase program to buy up to 500,000 shares of its common stock. The repurchases are made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending upon financial and market conditions. As of June 30, 1999, 184,250 shares had been repurchased under this program for a total cost of $2.9
Million at an average market  price  of $15.87 per  share.   Subsequent to
the end of the second quarter, as of July 20, 1999, the Company had repurchased an additional 11,544 shares for a total cost of approximately $170,000.

COAL TRANSPORTATION CONTRACT

      Early in the third quarter of this year, the Company settled its outstanding contract litigation with Seminole Electric Cooperative, Inc.
In the settlement, Seminole has paid approximately $23 Million to Central Gulf Lines, Inc., a wholly owned subsidiary of the Company, and all agreements between Central Gulf and Seminole have been terminated. This settlement, less related expenses, and after offsets and previously accrued contract profits, will be reported in the Company's third quarter results.
      The settlement fully resolves all litigation among Central Gulf, Seminole and their respective subsidiaries and affiliates. The litigation, which involved three separate lawsuits in state and federal courts in Florida, arose out of Seminole's unilateral termination of its contract with Central Gulf for the transportation of coal by Central Gulf from Mt.
Vernon,  Indiana to Gulf  County, Florida.   The contract, entered into in
1981, would have expired in 2004 according to its terms. Seminole notified the Company and Central Gulf on December 15, 1998, that is was terminating performance under the agreement, commencing alternative rail transportation
and  commencing  the litigation.   Seminole's stated  purpose in instituting
the litigation was to confirm Seminole's ability to terminate performance under the agreement and establish the damages owed by Seminole to Central Gulf as a result of the termination.

NEW ACCOUNTING PRONOUNCEMENTS

      During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and

Hedging Activities." SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to June 15, 2000. The Company has not chosen early adoption and, as it is not possible to predict the Company's derivative position at the time this standard will be applied, it is unknown what effect, if any, SFAS No. 137 will have on its financial statements once adopted.

YEAR 2000 COMPLIANCE

      The  Year  2000 ("Y2K") issue refers to the  potential failure of
information technology   ("IT")  systems, telecommunications, and other
electronic devices before, on or after January 1, 2000. This problem is primarily due to the use of a 2- digit year indicator within software code including applications, operating systems, hardware, or microchips. Non-compliant systems will likely interpret the "00" in "2000" incorrectly as "1900."

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

      The  testing  phase will verify that the repaired  or replaced system will operate properly when the date changes, and that existing business functions will continue to operate as expected. Testing efforts will not be confined solely to IT systems. Non-IT systems such as building infrastructure and components with embedded microchips will also be evaluated.
     The inventory and assessment phases are complete for IT systems, and those identified as most critical were 95% remediated and tested by June 30, 1999. The remaining IT systems are expected to be addressed by September of 1999.
Vessel systems inspection   and   original    equipment manufacturer  ("OEM")
testing are ongoing through  July  of 1999.   Contingency plans for vessels
are in place. These contingency plans comprise both general contingencies which apply to all vessels and vessel specific contingencies, where necessary. The contingency plans for the vessels are based on the Company's existing emergency procedures. Periodic training is held on the Company's vessels to ensure that crew members are familiar with the contingency plans.
      The  Company  has  contacted  its  key suppliers  and customers to
ensure they are addressing the Y2K issue.   Y2K questionnaires  have  been
issued to these suppliers and customers and their responses are being reviewed to determine what action by the Company, if any, is necessary.

Costs to Address Y2K Issues
---------------------------
      Expenditures related to evaluating and remediating any Y2K problems through June 30, 1999, have not had a material effect on the Company's
financial position or  results  of operations.   It is anticipated that the
resources required to address Y2K issues during 1999 will be provided primarily by existing levels of personnel. While management does not expect Y2K compliance costs to have a material adverse effect on the Company, estimates of total expenditures for Y2K issues, including all phases of the Y2K Plan described above, as well as the cost of replacing or modifying any noncompliant systems have been submitted to the Company's management
for review.   Vessel Y2K  budgets  include  OEM systems  testing  and
replacement for previously identified non-compliant items.

Risks of Y2K Issues
-------------------
      A definitive assessment of the risk to the Company if systems that are not Y2K compliant were not identified, or identified but not successfully
remediated,  has  been  and continues  to  be  undertaken.   No  Y2K  issues
have been identified that are unique to the Company or that otherwise would not be found in its industry.

Contingency Plans
------------------
      Once the potential problems that could result from the Y2K issue have been identified, the steps required in the event any system fails will
be determined.   Vessel  and Information  Systems Contingency Plans are
complete.   Cost estimates to implement the contingency plans will be refined and analyzed against other options.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANGEMENT

     In  the ordinary course of its business, the Company is exposed  to
foreign currency, interest rate, and  commodity price  risk.   The Company
utilizes derivative financial instruments including forward currency exchange contracts and commodity swap agreements to manage certain of
these exposures.   The Company hedges only  firm  commitments  or anticipated transactions and does not use derivatives for speculation. The Company neither holds nor issues financial instruments for trading purposes.
     There were no material changes in market risk exposure for the interest rate and foreign currency risks described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.
     The fair value of the commodity swap agreement at June 30, 1999, as discussed in the Form 10-K, estimated based on the difference between second quarter price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreement, was an asset of $508,000. A hypothetical 10% decrease in fuel prices as of June 30, 1999, would have resulted in a $276,000 decrease in the fair value of the asset.

     PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The matters voted upon and results of the voting at the Company's annual meeting of shareholders held April 21, 1999, were reported in response to Item 4 of the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 1999, and are incorporated herein by reference.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  EXHIBIT INDEX
                               Exhibit Number              Description
                          ----------------------    -------------------------
     Part I Exhibits:              27               Financial Data Schedule

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


(b) No reports on Form 8-K were filed for the three month period ended June 30, 1999.



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


Date     August 12, 1999
     ___________________________