Form 10-Q
period 1999-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 1999-11-12
CIK 278041

            INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999
                                         ------------------
__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from____________ to ____________

Commission file number                   2-63322
                      ------------------------------------------------------
                   INTERNATIONAL SHIPHOLDING CORPORATION
 ---------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Delaware                                     36-2989662
-------------------------------          -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

650 Poydras Street            New Orleans, Louisiana             70130
----------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

                                (504) 529-5461
----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.     YES_____x_______    NO_____________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $1 Par Value     6,377,093 shares     (September 30, 1999)

                      PART I - FINANCIAL INFORMATION
                       ITEM 1-FINANCIAL STATEMENTS

                  INTERNATIONAL SHIPHOLDING CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (All Amounts in Thousands Except Share Data)
                               (Unaudited)
                                  Three Months Ended        Nine Months Ended
                                 Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                                   1999        1998         1999        1998
                                ----------  ----------   ----------  ----------
Revenues                        $  81,254   $  94,912    $ 248,519   $ 276,691
Subsidy Revenue                     3,145       3,693       10,144      10,400
Net Revenue from Contract
 Settlement (Less Prior
 Quarter's Accrual)                17,336          -        17,336          -
                                ----------  ----------   ----------  ----------
                                  101,735      98,605      275,999     287,091
                                ----------  ----------   ----------  ----------
Operating Expenses:
   Voyage Expenses                 66,962      72,188      193,121     211,935
   Vessel and Barge Depreciation    9,744       9,647       29,026      27,768
                                ----------  ----------   ----------  ----------
      Gross Voyage Profit          25,029      16,770       53,852      47,388
                                ----------  ----------   ----------  ----------
Administrative and General
 Expenses                           5,934       6,730       18,082      19,744
Gain on Sale of Land                   -           -         2,408          -
Gain on Sale of Vessel                 -           -         7,753          -
                                ----------  ----------   ----------  ----------
      Operating Income             19,095      10,040       45,931      27,644
                                ----------  ----------   ----------  ----------
Interest:
   Interest Expense                 8,117       7,153       23,358      21,484
   Investment Income                 (367)       (365)      (1,062)     (1,261)
                                ----------  ----------   ----------  ----------
                                    7,750       6,788       22,296      20,223
                                ----------  ----------   ----------  ----------
Equity in Net Income (Loss)
 of Unconsolidated Entities
 (Net of Applicable Taxes)            (24)         -            41          -
                                ----------  ----------   ----------  ----------
Income Before Provision for
 Income Taxes and
 Extraordinary Item                11,321       3,252       23,676       7,421
                                ----------  ----------   ----------  ----------
Provision for Income Taxes:
   Current                            200         603          843       2,020
   Deferred                         3,791         647        7,496         702
   State                               93          26          254         178
                                ----------  ----------   ----------  ----------
                                    4,084       1,276        8,593       2,900
                                ----------  ----------   ----------  ----------
Income Before Extraordinary
 Item                           $   7,237   $   1,976    $  15,083   $   4,521
                                ----------  ----------   ----------  ----------
Extraordinary Loss on Early
 Extinguishment of Debt (Net of
 Income Tax Benefit of $554)           -           -            -       (1,029)
                                ----------  ----------   ----------  ----------

Net Income                      $   7,237   $   1,976    $  15,083   $   3,492
                                ==========  ==========   ==========  ==========

Basic and Diluted Earnings
 Per Share:
   Income Before Extraordinary
    Loss                       $    1.11   $     0.29    $    2.32   $    0.67
   Extraordinary Loss                  -           -            -        (0.15)
                               ----------  -----------   ----------  ----------
   Net Income                  $    1.11   $     0.29    $    2.32   $    0.52
                               ==========  ===========   ==========  ==========
Weighted Average Shares of
 Common Stock Outstanding      6,508,491    6,682,887    6,508,491   6,682,887

      The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                          (All Amounts in Thousands)
                                 (Unaudited)

                                                 September 30,   December 31,
ASSETS                                              1999             1998
                                                 -------------   -------------
Current Assets:
   Cash and Cash Equivalents                     $     23,721    $     32,008
   Marketable Securities                                9,643          12,136
   Accounts Receivable, Net of Allowance for
    Doubtful Accounts of $296 and $334 in
    1999 and 1998, Respectively:
         Traffic                                       38,526          40,543
         Agents'                                        6,604           8,082
         Claims and Other                               6,523           5,243
   Federal Income Taxes Receivable                      1,744           1,325
   Deferred Income Taxes                                   64              -
   Net Investment in Direct Financing Leases            3,064           2,532
   Other Current Assets                                 7,607           4,215
   Material and Supplies Inventory, at Cost            12,605          13,130
                                                 -------------   -------------
Total Current Assets                                  110,101         119,214
                                                 -------------   -------------
Marketable Equity Securities                              286             205
                                                 -------------   -------------
Investment in Unconsolidated Entities                   2,366           3,368
                                                 -------------   -------------
Net Investment in Direct Financing Leases             113,556          66,494
                                                 -------------   -------------
Vessels, Property, and Other Equipment, at Cost:
   Vessels and Barges                                 793,698         745,390
   Other Marine Equipment                               7,922           7,776
   Terminal Facilities                                 18,545          18,494
   Land                                                 1,230           2,317
   Furniture and Equipment                             17,298          16,799
                                                 -------------   -------------
                                                      838,693         790,776
Less -  Accumulated Depreciation                     (385,819)       (356,217)
                                                 -------------   -------------
                                                      452,874         434,559
                                                 -------------   -------------
Other Assets:
   Deferred Charges, Net of Accumulated
    Amortization of $45,510 and $59,310
    in 1999 and 1998, Respectively                     40,403          38,849
   Acquired Contract Costs, Net of Accumulated
    Amortization of $15,245 and $14,154 in
    1999 and 1998, Respectively                        15,280          16,371
   Due from Related Parties                               598             296
   Other                                               12,676          10,448
                                                 -------------   -------------
                                                       68,957          65,964
                                                 -------------   -------------
                                                 $    748,140    $    689,804
                                                 =============   =============

        The accompanying notes are an integral part of these statements.

                    INTERNATIONAL SHIPHOLDING CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                       (All Amounts in Thousands)
                              (Unaudited)
                                                 September 30,   December 31,
                                                     1999            1998
                                                 -------------   -------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
   Current Maturities of Long-Term Debt          $     25,000    $     17,212
   Current Maturities of Capital Lease
    Obligations                                         3,231           2,915
   Accounts Payable and Accrued Liabilities            50,669          54,146
   Current Deferred Income Tax Liability                   -               27
                                                 -------------   -------------
Total Current Liabilities                              78,900          74,300
                                                 -------------   -------------
Billings in Excess of Income Earned and
 Expenses Incurred                                      6,712           7,099
                                                 -------------   -------------
Long-Term Capital Lease Obligations, Less
 Current Maturities                                     8,853          12,085
                                                 -------------   -------------
Long-Term Debt, Less Current Maturities               392,893         349,340
                                                 -------------   -------------
Deferred Credits:
   Deferred Income Taxes                               46,648          40,906
   Claims and Other                                    27,600          28,966
                                                 -------------   -------------
                                                       74,248          69,872
                                                 -------------   -------------
Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock                                         6,756           6,756
   Additional Paid-In Capital                          54,450          54,450
   Retained Earnings                                  131,267         117,399
   Less - Treasury Stock                               (5,495)         (1,422)
   Accumulated Other Comprehensive Loss                  (444)            (75)
                                                 -------------   -------------
                                                      186,534         177,108
                                                 -------------   -------------
                                                 $    748,140    $    689,804
                                                 =============   =============

      The accompanying notes are an integral part of these statements.

                    INTERNATIONAL SHIPHOLDING CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                          (All Amounts in Thousands)
                                 (Unaudited)
                                                              Accumulated
                              Additional                        Other
                      Common   Paid-in   Retained  Treasury Comprehensive
                       Stock   Capital   Earnings    Stock  Income (Loss)  Total
                    --------- --------- ---------- --------- ---------- --------
Balance at
 December 31,1997   $  6,756  $ 54,450  $112,794   ($1,133)      ($62)  $172,805

Comprehensive Income:

  Net Income for Year Ended
   December 31, 1998     -          -      6,276       -           -       6,276

  Other Comprehensive Income:
   Unrealized Holding Loss
    on Marketable Securities,
    Net of Deferred Taxes
    of ($7)              -          -         -        -          (13)      (13)
                                                                        --------
Total Comprehensive Income                                                 6,263

Treasury Stock           -          -         -      (289)         -       (289)

Cash Dividends           -          -     (1,671)      -           -     (1,671)
                    --------- --------- ---------- --------- ---------- --------
Balance at
 December 31, 1998  $  6,756  $ 54,450   $117,399   ($1,422)     ($75)  $177,108
                    ========= ========= ========== ========= ========== ========

Comprehensive Income:

  Net Income for the
   Period Ended
   September 30, 1999    -          -     15,083       -           -      15,083

  Other Comprehensive Income:
   Unrealized Holding Loss
    on Marketable Securities,
    Net of Deferred Taxes
    of ($199)            -          -        -         -         (369)     (369)
                                                                        --------
Total Comprehensive Income                                                14,714

Treasury Stock           -          -        -     (4,073)         -     (4,073)

Cash Dividends           -          -    (1,215)       -           -     (1,215)
                    --------- --------- ---------- --------- --------- --------
Balance at
 September 30, 1999 $  6,756  $ 54,450  $131,267    ($5,495)    ($444)  $186,534
                    ========= ========= ========== ========= ========= ========

      The accompanying notes are an integral part of these statements.

                  INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (All Amounts in Thousands)
                             (Unaudited)

                                          For Nine Months Ended September 30,
                                              1999                  1998
                                         ---------------     ---------------
Cash Flows from Operating Activities:
  Net Income                              $     15,083        $      3,492
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating
   Activities:
     Depreciation                               31,182              29,716
     Amortization of Deferred Charges
      and Other Assets                          13,311              17,769
     Provision for Deferred Income Taxes         7,496                 703
     Equity in Net Income of Unconsolidated
      Entities                                     (41)                 -
     (Gain) Loss on Sale of Vessels and
      Other Property                           (10,291)                 (3)
     Net Revenue from Contract Settlement
      (Including Prior Quarter's Accrual)      (20,552)                 -
     Proceeds from Contract Settlement          22,327                  -
     Extraordinary Loss                             -                1,029
   Changes in:
     Accounts Receivable                         2,862              (5,293)
     Inventories and Other Current Assets       (2,776)               (654)
     Other Assets                                 (372)              1,016
     Accounts Payable and Accrued Liabilities   (9,654)             (2,020)
     Federal Income Taxes Payable                 (884)             (1,437)
     Unearned Income                              (387)              3,368
     Deferred Credits                           (1,320)              4,577
                                         ---------------     ---------------
Net Cash Provided by Operating Activities       45,984              52,263
                                         ---------------     ---------------
Cash Flows from Investing Activities:
  Net Investment in Direct Financing Lease     (56,533)              1,442
  Purchase of Vessels and Other Property       (51,104)            (54,266)
  Additions to Deferred Charges                (11,249)             (9,844)
  Proceeds from Sale of Vessels
   and Other Property                           19,336                 220
  Purchase of and Proceeds from
   Short-Term Investments                        1,797              (1,221)
  Investment in and Partial Sale
   of Unconsolidated Entity                        766                (488)
  Purchase of Marketable Equity Securities         (20)                 -
  Other Investing Activities                       112                  55
                                        ----------------     ---------------
Net Cash Used by Investing Activities          (96,895)            (64,102)
                                        ----------------     ---------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Debt               108,400             156,435
  Reduction of Debt and Capital
   Lease Obligations                           (59,975)           (153,409)
  Additions to Deferred Financing Charges         (513)             (2,904)
  Purchase of Treasury Stock                    (4,073)                 -
  Common Stock Dividends Paid                   (1,215)             (1,253)
  Other Financing Activities                        -                 (432)
                                        ----------------     ---------------
Net Cash Provided by Financing Activities       42,624              (1,563)
                                        ----------------     ---------------
Net Decrease in Cash and Cash Equivalents       (8,287)            (13,402)
Cash and Cash Equivalents at
 Beginning of Period                            32,008              32,002
                                        ----------------     ---------------
Cash and Cash Equivalents at End of
 Period                                  $      23,721         $    18,600
                                        ================     ===============

      The accompanying notes are an integral part of these statements.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1999
                               (Unaudited)

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

      The  Company's CONTRACTS OF AFFREIGHTMENT segment  has been impacted by a contract settlement in the third quarter of 1999 with Seminole  Electric
Cooperative,   Inc. ("Seminole")  for  its  premature  termination of  a
Coal Transportation Contract. The Company received a settlement for $22.975 Million including proceeds from the sale of the Company's three super jumbo
River Barges for approximately $648,000.   The reported settlement of $17.336
Million was net of related expenses of approximately $1.8 Million and less first and second quarter 1999 revenue accruals of approximately $3.2 Million.
     The  following table presents information about segment profit  for  the
nine months ended September  30,  1999  and 1998.   The  Company does  not
allocate  interest  income, administrative    and    general   expenses, equity
in unconsolidated entities, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provided specialized services to the operating segments.

                                          Time
                               Liner     Charter   Contracts of
(All Amounts in Thousands)    Services  Contracts Affreightment  Other  Total
------------------------------------------------------------------------------
1999
Revenues from external
 customers                    $129,925  $ 95,351  $ 26,455  $  6,932  $258,663
Net revenue from contract
 settlement (less prior
 quarter's accrual)                 -         -     17,336        -     17,336
Intersegment revenues               -         -         -     27,486    27,486
Gross voyage profit before
 depreciation                   13,033    37,042    29,805     2,998    82,878
Depreciation                    10,808    12,766     4,944       508    29,026
Interest expense                 4,533    12,210     6,037       578    23,358
Gain on sale of vessel and Land     -      7,753        -      2,408    10,161
Segment profit (loss) before
 interest income, administrative
 and general expenses and taxes (2,308)   19,819    18,824     4,320    40,655
------------------------------------------------------------------------------
1998
Revenues from external
 customers                    $145,926  $ 93,542  $ 42,560  $  5,063  $287,091
Intersegment revenues               -         -         -     27,540    27,540
Gross voyage profit before
 depreciation                   24,209    32,812    14,720     3,415    75,156
Depreciation                     9,631    12,659     4,941       537    27,768
Interest expense                 4,717     9,210     6,726       831    21,484
Segment profit before interest
 income, administrative and
 general expenses and taxes      9,861    10,943     3,053     2,047    25,904
------------------------------------------------------------------------------

     The following table presents information about segment profit for the third quarter ended September 30, 1999 and 1998.

                                          Time
                               Liner     Charter   Contracts of
(All Amounts in Thousands)    Services  Contracts Affreightment  Other  Total
------------------------------------------------------------------------------
1999
Revenues from external
 customers                    $ 42,740  $ 32,137  $  7,377  $  2,145  $ 84,399
Net revenue from contract
 settlement (less prior
 quarter's accrual)                 -         -     17,336        -     17,336
Intersegment revenues               -         -         -      8,991     8,991
Gross voyage profit before
 depreciation                    1,608    12,373    20,429       363    34,773
Depreciation                     3,697     4,245     1,648       154     9,744
Interest expense                 1,664     4,558     1,869        26     8,117
Segment profit (loss) before
 interest income, administrative
 and general expenses and taxes (3,753)    3,570    16,912       183    16,912
------------------------------------------------------------------------------
1998
Revenues from external
 customers                    $ 49,796  $ 31,959  $ 14,345  $  2,505  $ 98,605
Intersegment revenues               -         -         -      9,108     9,108
Gross voyage profit before
 depreciation                    9,003    11,438     5,082       894    26,417
Depreciation                     3,362     4,451     1,649       185     9,647
Interest expense                 1,581     3,469     1,895       208     7,153
Segment profit before interest
 income, administrative and
 general expenses and taxes      4,060     3,518     1,538       501     9,617
------------------------------------------------------------------------------

     Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)
                        Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                            1999         1998           1999          1998
                        -----------  -----------     -----------  -----------
Total profit for
 reportable segments     $  16,912     $   9,617      $  40,655    $  25,904
Unallocated amounts:
   Interest income             367           365          1,062        1,261
   Administrative and
    general expenses         5,934         6,730         18,082       19,744
   Equity in unconsolidated
    entities                   (24)           -              41           -
                        -----------  -----------     -----------  -----------
Income before income  taxes
 and extraordinary items $  11,321     $   3,252      $ 23,676     $  7,421
                        ===========  ===========     ===========  ===========

Note 3.  Earnings Per Share
      Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Certain stock options totaling 475,000 were excluded from the computation of diluted earnings per share in the third quarter of 1999, as the effect would have been antidilutive.

Note 4.  Subsequent Events
      Early in the fourth quarter of this year, the Company sold its oldest LASH vessel named Acadia Forest, which was built in 1969, at approximately book value to buyers for demolition in

India. In addition, the Company sold two of its FLASH vessels, the FLASH II and Pine Forest, at approximately book value which are both at the end of their economic lives and are no longer required in the Company's operations.

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

              RESULTS OF OPERATIONS

            NINE MONTHS ENDED SEPTEMBER 30, 1999
 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998


Gross Voyage Profit
-------------------
     Gross voyage profit increased from $47.4 Million in the first nine months
of 1998 to $53.9 Million in the first nine months  of 1999.   The  increase
occurred primarily in the Company's CONTRACTS OF AFFREIGHTMENT segment, where gross voyage profit before depreciation increased from $14.7 Million in the first nine months of 1998 to $29.8 Million for the first nine months of 1999 due to the contract settlement in the third quarter of 1999 with Seminole for its premature termination of a Coal Transportation Contract. The settlement in the amount of $22.975 Million included proceeds from the sale of the Company's three super jumbo River Barges for
approximately $648,000.   The  reported settlement of $17.336 Million was net
of related expenses of approximately $1.8 Million and less first and second quarter 1999 revenue accruals of approximately $3.2 Million.
     The increase in gross voyage profit also resulted from improved results for the TIME CHARTER CONTRACTS segment. The gross voyage profit before depreciation for the TIME CHARTER CONTRACTS segment increased 12.9% from
$32.8 Million in  the  first nine months of 1998 to $37.0 Million for the same period in 1999 due, in part, to the acquisition and the subsequent commencement of operations of the Company's U.S. Flag Pure Car/Truck Carrier ("PCTC"), the Green Point, in the second quarter of 1998. In addition, the Company sold two of its Pure Car Carriers ("PCC's"), one in December of
1998 and the other in May of 1999, as part of the Company's plan to replace these older and smaller vessels with two newer and larger PCTC's, the Asian King and Asian Emperor, which commenced operations upon delivery to the Company in December of 1998 and May of 1999, respectively. Additionally, in September of 1999, the Company added another newly built U.S. Flag PCTC, the Green Dale, which upon delivery was chartered to a major Japanese ship operator for a multi-year term.
      The increase in gross voyage profit for the CONTRACTS OF AFFREIGHTMENT segment and the TIME CHARTER CONTRACTS segment was partially offset by the
results for  the  LINER SERVICES segment.    The  gross  voyage  profit before
depreciation for the LINER SERVICES segment decreased 46.2% from $24.2 Million in the first nine months of 1998 to $13.0 Million for the same period in 1999 primarily due to the Green Island being out of service for repairs related to a casualty that occurred late in the first quarter of 1999 and extended into September of 1999, as well as an increase in fuel prices and reduced cargo volume on its Trans-Atlantic Service.
     Vessel and barge depreciation for the first nine months of 1999 increased 4.5% to $29.0 Million as compared to $27.8 Million in the same period of 1998 primarily due to the commencement of operations of the Green Point. Additionally in the third quarter of 1998, the Company began depreciating the Hickory, a LASH vessel purchased early in 1998, placed into service in May of 1999, and now operating in the LINER SERVICES segment as a feeder vessel. During the third quarter of 1999, the upgrade work on the Atlantic Forest was completed and depreciation began on the additional cost beginning in August of 1999.

Other Income and Expenses
-------------------------
      Administrative and general expenses decreased from $19.7 Million in the first nine months of 1998 to $18.1 Million in the same period in 1999 due to a continuing cost reduction program.
      Earnings in 1999 included a gain of $2.4 Million recognized on the sale of a parcel of land no longer required in the Company's operations and a gain of $7.8 Million recognized on the sale of a PCC in May of 1999.
     Interest expense was $23.4 Million for the first nine months of 1999 as compared to $21.5 Million for the same period in 1998. The increase resulted primarily from the financing associated with the acquisition of the Asian King at the end of 1998, the acquisition of the Asian Emperor in May of 1999 and the acquisition of the Green Dale in September of 1999.
      Investment income decreased from $1.3 Million for the first nine months of 1998 to $1.1 Million for the first nine months of 1999 due to less favorable interest rates.
     On January 22, 1998, the Company issued $110 Million of 7 3/4% Senior
Notes due 2007 (the "Notes"), the proceeds of which were used to repay shorter-term amortizing bank debt. The Company incurred an extraordinary loss of approximately $1 Million during the first quarter of 1998 related to the early extinguishment of debt. This loss resulted primarily from the write-off of previously deferred financing costs related to the loans repaid early with the proceeds of the aforementioned Notes and a make-whole premium on one of those loans.

Income Taxes
------------
      The Company provided $8.4 Million for Federal income taxes in the first nine months of 1999 and $2.7 Million in the first nine months of 1998 at the statutory rate of 35% for both periods.

                   THIRD QUARTER ENDED SEPTEMBER 30, 1999
            COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1998

Gross Voyage Profit
-------------------
     Gross voyage profit increased from $16.8 Million in the third  quarter of 1998 to $25.0 Million in the third quarter of 1999. The increase occurred primarily in the Company's CONTRACTS OF AFFREIGHTMENT segment, where gross voyage profit before depreciation increased from $5.1 Million in the third quarter of 1998 to $20.4 Million for the same period of 1999 due to the settlement in the third quarter of 1999 with Seminole for its premature termination of a Coal Transportation Contract. The settlement in the amount of $22.975 Million included proceeds from the sale of the Company's
three super  jumbo   River   Barges  for approximately $648,000.  The reported
settlement of $17.336 Million was net of related expenses of approximately $1.8 Million and less first and second quarter 1999 revenue accruals of approximately $3.2 Million.
     The increase in gross voyage profit also resulted from improved results for the TIME CHARTER CONTRACTS segment. The gross voyage profit before depreciation for the TIME CHARTER CONTRACTS segment increased 8.2% from $11.4 Million in the third quarter of 1998 to $12.4 Million for the same period in 1999 due, in part, to the acquisition of two PCTC's, the Asian King and Asian Emperor, which commenced operations upon delivery to the Company in December of 1998 and May of 1999, respectively. Additionally, in September of 1999, the Company added another newly built U.S. Flag PCTC, the Green Dale, which upon delivery was chartered to a major Japanese ship operator for a multi-year term.
      The increase in gross voyage profit for the CONTRACTS OF AFFREIGHTMENT segment and the TIME CHARTER CONTRACTS segment was partially offset by the results for the LINER SERVICES segment. The gross voyage profit before depreciation for the LINER SERVICES segment decreased 82.1% from $9.0 Million in the third quarter of 1998 to $1.6 Million for the same period in 1999 due to the Green Island being out of service for repairs related to a casualty that occurred late in the first quarter of 1999 and extended into September of 1999, as well as an increase in fuel prices and reduced cargo volume.
      Vessel and barge depreciation for the third quarter of 1999 increased slightly 1.0% to $9.7 Million as compared to $9.6 Million in the same period of 1998 primarily due to the completion of the upgrade work on the Atlantic Forest and depreciation beginning on the additional cost in August of 1999.

Other Income and Expenses
-------------------------
     Administrative and general expenses decreased from $6.7 Million in the third quarter of 1998 to $5.9 Million in the same period in 1999 due to a continuing cost reduction program.
     Interest expense was $8.1 Million for the third quarter of 1999 as compared to $7.2 Million for the same period in 1998. The increase resulted primarily from the financing associated with the acquisition of the Asian King at the end of 1998, the acquisition of the Asian Emperor in May of 1999 and the acquisition of the Green Dale in September of 1999.
      Investment income increased slightly from $365,000 for the third quarter of 1998 to $367,000 for the third quarter of 1999.

Income Taxes
------------
      The Company provided $4.0 Million for Federal income taxes in the third quarter of 1999 and $1.3 Million in the third quarter of 1998 at the statutory rate of 35% for both periods.

                       LIQUIDITY AND CAPITAL RESOURCES

      The  Company's  working capital decreased from  $44.9 Million at
December 31, 1998, to $31.2 Million at September 30,  1999, after provision for current maturities of long-term debt and capital lease obligations of $28.2 Million. Cash and cash equivalents decreased during the first nine months of 1999 by $8.3 Million to a total of $23.7 Million. This decrease, which resulted from cash used for investing activities of $96.9 Million, was partially offset by operating cash flows of $46.0 Million and financing cash flows of $42.6 Million.
     The major source of cash from operations was net income adjusted for the gain on sale of land and vessel, the net revenue and proceeds received (excluding proceeds from sale of super jumbo River Barges) from the
Seminole contract settlement,   as  well  as  non-cash provisions such as
depreciation and amortization. Investing activities during the period primarily included the purchase of the Asian Emperor for $57.8 Million,
the purchase of the Green  Dale for  $40.7 Million,   $11.2  Million  in
deferred  vessel   drydocking charges,  $10.4 Million in capitalized upgrade
work  on  the Atlantic Forest and Hickory, offset by the proceeds received from the sale of the Cypress Trail, land and other assets of $19.3  Million, and  investments in  short-term  marketable securities of $1.8 Million.
      The net cash provided by financing activities of $42.6 Million included proceeds from the financing of the Asian Emperor for $47 Million, financing of the Green Dale for $32.4 Million and draws against the Company's line of credit totaling $29 Million, offset by reductions of debt and capital lease obligations of $60.0 Million stemming from regularly scheduled principal payments and repayments of amounts drawn under lines of credit, $4.1 Million for the purchase of treasury stock, $1.2 Million to meet common stock dividend requirements, and additions to deferred financing charges of $513,000.
     Early in the first quarter of 1998, the Company entered into a $25 Million revolving credit facility that replaced the lines of credit previously available. Subsequently, the Company increased this facility and as of September 30, 1999 it was $48 Million. At September 30, 1999, $17 Million
was outstanding on this credit facility.
     Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service and dividend requirements during the foreseeable future.
      The  Company  has  not  been notified that  it  is  a potentially
responsible  party in  connection   with any environmental matters.

      At a regular meeting held October 20, 1999, the Board of Directors declared a quarterly dividend of 6.25 cents per Common Share payable on December 17, 1999, to shareholders of record on December 3, 1999.

STOCK REPURCHASE PROGRAM
      In October of 1998, the Company's Board of Directors approved a stock repurchase program to buy up to 500,000 shares of its common stock. In
October of 1999, the Company had   completed  the  program.   In  October  of
1999,  the Company's   Board  of  Directors  approved another stock repurchase
program  to buy up to 1,000,000  shares  of  its common  stock, based on the
Board's belief that the  current market  value  of  the  Company's  common
stock does  not adequately  reflect  the  Company's  inherent value.    The
repurchases are expected to be made in the open market or in privately negotiated transactions at the discretion of the Company's management,
depending upon financial  and market conditions.   As of September 30, 1999,
305,794 shares had been repurchased under the original program for a total cost of $4.4 Million at an average market price of $14.32 per share. Subsequent to the end of the third quarter, as of November 9, 1999, the Company repurchased an additional 227,100 shares for a total cost of approximately $2.4 Million at an average market price of $10.42 per share.

COAL TRANSPORTATION CONTRACT

      Early in the third quarter of this year, the Company settled its outstanding contract litigation with Seminole. In the settlement, Seminole paid $22.975 Million to Central Gulf Lines, Inc., a wholly owned subsidiary of the Company, and all agreements between Central Gulf and Seminole were
terminated.   This settlement, less related  expenses,  and after offsets and previously accrued contract profits, is reported in the Company's third quarter results net of prior quarter accruals.
      The settlement fully resolves all litigation among Central Gulf, Seminole and their respective subsidiaries and affiliates. The litigation, which involved three separate lawsuits in state and federal courts in Florida, arose out of Seminole's unilateral termination of its contract with Central Gulf for the transportation of coal by Central Gulf from Mt. Vernon, Indiana to Gulf County, Florida. The contract, entered into in 1981, would have expired in 2004 according to its terms. Seminole notified the Company and Central Gulf on December 15, 1998, that it was terminating performance under the agreement, commencing alternative rail
transportation  and  commencing the litigation.   Seminole's stated  purpose
in instituting the litigation was to confirm Seminole's ability to terminate performance under the agreement and establish the damages owed by Seminole to Central Gulf as a result of the termination.

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

State of Readiness
------------------
      The Company has appointed a Y2K Project Manager who, along with department heads responsible for compliance in their respective areas, is addressing the Y2K issue. The Company's Y2K Plan is an overall corporate plan supported by lower-tier  plans and schedules developed by each functional
area.   The  phases in  the  Y2K  Plan  include  inventory, assessment, remediation, testing, and contingency planning.
     During the inventory phase, all computer-based systems, components (such as systems developed in-house,  purchased software,  computers,  and associated
hardware),   service providers, and hardware that contain microchips that support the  functionality  of  the Company  are  being
identified. Additionally, items that, in and of themselves, may not be impacted by the date change, but that interface with systems or equipment that are impacted by the date change are being identified.
     The assessment phase involves determining which systems are date-sensitive and prioritizing how critical each of these systems is to continuation of the Company's business activities.
     After the assessment phase is complete, the remediation phase begins. During this phase, the strategies for addressing systems that are not
Y2K compliant  will  be developed.     Possible strategies include repairing,
replacing, or retiring the system.
      The testing phase will verify that the repaired or replaced system will operate properly when the date changes, and that existing business functions will continue to operate as expected. Testing efforts will not be confined solely to IT systems. Non- IT systems such as building infrastructure and components with embedded microchips  will also be evaluated.
     The inventory and assessment phases are complete for IT systems, and those identified as most critical were 98% remediated and tested by September 30, 1999. The remaining IT systems will continue to be tested through December
of 1999.   Vessel  systems  inspection and  original  equipment manufacturer
("OEM") testing are complete as  of  September 30, 1999.  Contingency plans for the vessels are in place. These  contingency plans comprise both general
contingencies which   apply   to   all vessels   and   vessel specific
contingencies, where necessary. The contingency plans for the vessels are based on the Company's existing emergency procedures. Periodic training is held on the Company's vessels to ensure that crew members are familiar with the contingency plans.
      The Company is in continuous contact with its key suppliers and customers to exchange updated information on Y2K issues. As of September 30, 1999, the Company does not foresee replacement of any service providers based on Y2K noncompliance.

Costs to Address Y2K Issues
---------------------------
      Expenditures related to evaluating and remediating any Y2K problems through September 30, 1999, have not had a material effect on the Company's financial position or results of operations. It is anticipated that the resources required to address Y2K issues during the remainder of 1999 will be provided primarily by existing levels of personnel. While management does not expect Y2K compliance costs to have a material adverse effect on the Company, estimates of total expenditures for Y2K issues, including all phases  of the  Y2K Plan  described above, as  well  as  the  cost of replacing  or modifying any non-compliant systems have
been submitted  to   the  Company's management  for  review.  The Company  has
incurred Y2K   expenses of approximately $300,000 as  of  September 30, 1999.
Vessel Y2K budgets include OEM systems testing and replacement for previously identified non-compliant items.

Risks of Y2K Issues
-------------------
      A definitive assessment of the risk to the Company if systems that are not Y2K compliant were not identified, or identified but not
successfully remediated,  has  been  and continues  to  be  undertaken.   No
Y2K issues have been identified that are unique to the Company or that otherwise would not be found in its industry.

Contingency Plans
-----------------
      Vessel and Information Systems Contingency Plans are complete. Cost estimates to implement the contingency plans will be refined and analyzed against other options as circumstances warrant.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     In  the ordinary course of its business, the Company is exposed to foreign
currency, interest rate, and  commodity price  risk.   The Company  utilizes
derivative financial instruments including forward currency exchange contracts and commodity swap agreements to manage certain of these
exposures.   The  Company hedges only  firm commitments  or anticipated transactions and does not use derivatives for speculation. The Company neither holds nor issues financial instruments for trading purposes.
     There were no material changes in market risk exposure for the interest rate and foreign currency risks described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended
December 31, 1998.
     The fair value of the commodity swap agreement at September 30, 1999, as discussed in the Form 10- K, estimated based on the difference between third quarter price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreement, was an asset of $808,000. A hypothetical 10% decrease in the third quarter price per ton of fuel as of September 30, 1999, would have resulted in a $193,000 decrease in the fair value of the asset.

     PART II - OTHER INFORMATION
Item 1. Legal Proceedings

     Early in the third quarter of this year, the Company settled its outstanding contract litigation with Seminole. In the settlement, Seminole paid $22.975 Million to Central Gulf Lines, Inc., a wholly owned subsidiary of the Company, and all agreements between Central Gulf and Seminole were
terminated.   This settlement, less related  expenses,  and after offsets and previously accrued contract profits, is reported in the Company's third quarter results net of prior quarter accruals.
      The settlement fully resolves all litigation among Central Gulf, Seminole and their respective subsidiaries and affiliates. The litigation, which involved three separate lawsuits in state and federal courts in Florida, arose out of Seminole's unilateral termination of its contract with Central Gulf for the transportation of coal by Central Gulf from Mt.
Vernon,  Indiana to Gulf  County, Florida.   The contract, entered into in
1981, would have expired in 2004 according to its terms. Seminole notified the Company and Central Gulf on December 15, 1998, that it was terminating performance under the agreement, commencing alternative rail transportation
and  commencing the litigation.   Seminole's stated  purpose in instituting
the litigation was to confirm Seminole's  ability  to  terminate  performance
under   the agreement  and  establish the damages owed  by  Seminole  to
Central Gulf as a result of the termination.

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


(b) A report on Form 8-K was filed August 6, 1999, to report the settlement of the Company's outstanding contract litigation with Seminole Electric Cooperative, Inc.

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


Date       November 12, 1999
     ___________________________