Form 10-K405
period 1999-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2000-03-14
CIK 278041

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(MARK ONE)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
      Common Stock, $1 Par Value                New York Stock Exchange
       9% Senior Notes Due 2003                 New York Stock Exchange
     7 3/4% Senior Notes Due 2007               New York Stock Exchange

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

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.

            DATE                                         AMOUNT
            ----                                         ------
      February 28, 2000                                $36,050,200

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Common stock, $1 par value...... 6,082,887 shares outstanding as of
                                       February 28, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement dated March 14, 2000, have been incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

      The Company, through its subsidiaries, operates a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium- to long-term charters or contracts. Substantially all of these charters or contracts are either renewals or extensions of previous agreements. At December 31, 1999, the Company's fleet consisted of 35 ocean-going vessels, 4 towboats, 16 river barges, 28 special purpose barges, 1,864 LASH (Lighter Aboard
SHip) barges, and related shoreside handling facilities.

      The Company is the only significant operator of the LASH transportation system, which it pioneered in 1969. The Company's fleet includes 12 large LASH vessels, two LASH feeder vessels and 1,864 LASH barges. The LASH transportation system uses specially designed barges of uniform size which are loaded with cargo at various locations, towed to a centralized fleeting area, loaded aboard a large ocean-going LASH vessel by a 500-ton capacity shipboard crane, and transported overseas, where another set of previously loaded LASH barges awaits pick-up. In its transoceanic liner services, the Company uses the LASH system primarily to gather cargo on rivers, in island chains, and in harbors that are too shallow for traditional vessels. The 400-ton capacity LASH barges are ideally suited to transport large unit size items such as forest products, natural rubber, and steel that cannot be transported efficiently to and from such areas in container ships. The LASH vessel's shipboard crane permits rapid loading and unloading of LASH barges either dockside or at anchor. This rapid loading and unloading capability provides quick vessel turnaround and minimizes port time, cargo handling and reliance upon shoreside support facilities.

      In addition to LASH vessels, the Company's fleet consists of (i) two U.S. flag pure car carriers specially designed to transport fully assembled automobiles and two U.S. flag and two foreign flag car/truck carriers with the capability of transporting heavy weight and large dimension trucks and buses, as well as automobiles; (ii) two U.S. flag ice-strengthened multi-purpose vessels, one of which supports scientific and defense operations in the polar regions and the other of which is used by the Military Sealift Command ("MSC") to carry the components of a 500-bed U.S. Navy field hospital in the Indian Ocean; (iii) one foreign flag cape-size bulk carrier; (iv) one U.S. flag molten sulphur carrier, which is used to carry molten sulphur from Louisiana and Texas to a processing plant on the Florida Gulf Coast; (v) two float-on/float-off special purpose vessels ("SPV") and one 5,000-ton container vessel, which, together with ancillary vessels, are used to transport supplies for the Indonesian operations of a major mining company; (vi) one U.S. flag conveyer-equipped self-unloading coal carrier, which carries coal in the coastwise and near-sea trade; and (vii) three roll-on/roll-off ("RO/RO") vessels that permit rapid deployment of rolling stock, munitions, and other military cargoes requiring special handling. The Company's fleet is deployed by its principal operating subsidiaries, Central Gulf Lines, Inc. ("Central Gulf"), LCI Shipholdings, Inc. ("LCI"), Forest Lines Inc. ("Forest Lines"), and Waterman Steamship Corporation ("Waterman"). The Company also operates several other subsidiaries that provide ship charter brokerage, agency, barge fleeting, and other specialized services primarily to the Company's operating segments. The Company has three operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, AND CONTRACTS OF AFFREIGHTMENT ("COA"), as described below. For additional information about the Company's operating segments see Note I-Significant Operations of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-18.

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

TIME CHARTER CONTRACTS. Time Charters are contracts by which the charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but the Company retains operating control over the vessel. Typically, the Company fully equips the vessel and is responsible for normal operating expenses, repairs, wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port, and stevedoring expenses. The Company's time charter contracts include those by which the MSC charters LASH, Roll-On/Roll-Off, and Ice Strengthened Multi-Purpose Vessels for contracts of varying terms. Also included in this segment are contracts with car manufacturers for two Pure Car Carriers and four Pure Car/Truck Carriers and with an electric utility for a conveyor-equipped, self-unloading coal carrier. Additionally, the Company's Cape-Size Bulk Carrier currently operating in a pool with several similar size vessels owned by two major European shipowners is included in this segment.

      CONTRACTS OF AFFREIGHTMENT, ("COA"). COA's are contracts by which the Company undertakes to provide space on its vessel(s) for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried. Generally, the Company is responsible for all operating and voyage expenses. The Company's COA segment includes a sulphur transportation contract with a major sulphur producer, and a contract to provide transportation services to a major mining company at its mine in West Irian Jaya, Indonesia.

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

                                     HISTORY

      The Company was originally founded as Central Gulf Steamship Corporation in 1947 by the late Niels F. Johnsen and his sons, Niels W. Johnsen, the Company's current Chairman, and Erik F. Johnsen, its current President. Central Gulf was privately held until 1971 when it merged with Trans Union Corporation ("Trans Union"). In 1978, International Shipholding Corporation was formed to act as a holding company for Central Gulf, LCI, and certain other affiliated companies in connection with the 1979 spin-off by Trans Union of the Company's common stock to Trans Union's stockholders. In 1986, the Company acquired the assets of Forest Lines, and in 1989, the Company acquired the ownership of Waterman. Since its spin-off from Trans Union, the Company has continued to act solely as a holding company, and its only significant assets consist of the capital stock of its subsidiaries.

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

      The Company believes that the cost of replicating its LASH transportation system is a significant barrier to entry for a potential competitor. Management believes that a new competitor would have to acquire not only a LASH vessel (estimated to cost approximately $70 - $80 million to build), but also three sets of approximately 90 barges each (estimated to cost approximately $90,000 - $100,000 per barge to build) to achieve similar operating efficiencies.

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

      LONG-STANDING CUSTOMER RELATIONSHIPS. The Company currently has medium- to long-term time charters with, or contracts to carry cargo for, high credit quality commercial customers that include International Paper Company, Freeport-McMoRan Sulphur LLC, P.T. Freeport Indonesia Company, The Goodyear Tire and Rubber Company, Toyota Motor Corporation, Honda Motor Co. Ltd., Hyundai Motor Company, and USGen New England, Inc. Most of these companies have been customers of the Company for over ten years. Substantially all of the Company's current cargo contracts and charter agreements are renewals or extensions of previous agreements. In recent years the Company has been successful in winning extensions or renewals of substantially all of the contracts rebid by its commercial customers. Additionally, for over 30 years the Company has been operating vessels for the MSC under charters or contracts that typically contain extension options for one or more periods. Historically, the MSC has exercised substantially all of its renewal options. The Company believes that its long-standing customer relationships are in part due to the Company's excellent reputation for providing quality specialized maritime service in terms of on-time performance, low cargo loss, minimal damage claims, and reasonable rates.

      EXPERIENCED MANAGEMENT TEAM. The Company's management team has substantial experience in the shipping industry. The Company's Chairman and President have each served the Company in various management capacities since its founding in 1947. In addition, the Company's two Executive Vice Presidents and the Chief Financial Officer have over 78 years of collective experience with the Company. The Company believes that the experience of its management team is important to maintaining long-term relationships with its customers.

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

      U.S. FLAG. Waterman operates a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia. In connection with this service, Waterman operates four U.S. flag LASH vessels, as well as one FLASH vessel that is used as feeder vessel in Southeast Asia.

      Until early 1997, Waterman received operating differential subsidy ("ODS") payments from the U.S. government with respect to each of the four LASH vessels used in this service. The subsidy payments were in amounts approximating the excess of certain vessel expenses, primarily wages, over comparable costs of the Company's principal foreign flag competitors on the same trade routes. The Maritime Security Act of 1996 established a new subsidy program for certain U.S. flag vessels. This program eliminated the trade route restrictions imposed by the ODS program and provides flexibility to operate freely in the competitive market. Under this new program, each participating vessel is eligible to receive an annual subsidy payment of $2.1 million, subject to annual appropriations. Seven of the Company's vessels have qualified for participation, including three of the four LASH vessels deployed in Waterman's U.S. flag liner service.

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

      On the westbound portion of this service, Waterman provides a significant portion of its cargo space to Goodyear for the transportation of natural rubber under a contract of affreightment expiring in April of 2000. The Company expects to negotiate an extension of this contract. Space is also provided on a voyage-to-voyage basis to other importers of natural rubber. The Company has had a continuing relationship with such companies since the early 1970s. The Company's LASH barges are ideally suited for large shipments of natural rubber because compression damage is minimal as compared to the damage that can occur when shipments are made in traditional break bulk vessels. Waterman is the largest U.S. flag carrier of natural rubber from Southeast Asia to the United States. The remaining westbound cargo generally consists of jute, piece goods, and other general cargo. Over the last five years, these vessels generally have been fully utilized on their westbound voyages.

      The Company acquired a 1987-built LASH vessel in June of 1997 and a 1989-built LASH vessel in early 1998. One of these vessels is being used to perform feeder services for Waterman in the Indian Ocean area and after the first quarter of 2000 will be placed in lay-up in Singapore awaiting possible sale. The other of these vessels is in reserve pending a decision on its deployment.

TIME CHARTER CONTRACTS

MILITARY SEALIFT COMMAND CHARTERS

      The Company has had contracts with the MSC (or its predecessor) almost continuously for over 30 years. Currently, the Company's subsidiaries have eight vessels under contract to the MSC. These vessels are employed in the MSC's prepositioning programs, which strategically place military equipment and supplies throughout the world, or are chartered to the MSC mainly to service military and scientific operations in the Arctic and Antarctic. The Company believes that the demand for military prepositioning vessels will continue for the near term, notwithstanding planned reductions in overall military spending, because prepositioning military cargo is a key component of the military's established plans to respond quickly to international incidents without incurring the significant costs of operating foreign bases, some of which have been closed in recent years. However, there is no assurance that this policy will continue.

      MSC charters and contracts are awarded through competitive bidding for fixed terms with options allowing the MSC to extend the charters or contracts for additional periods. During the initial contract period, the MSC typically pays higher charter rates to cover significant expenses incurred in preparing the vessels for deployment, and therefore generally has an economic incentive to extend or renew a charter or contract if the vessel is still needed rather than paying a new shipowner to reconfigure a different vessel. Except in two cases, the MSC has always exercised its extension options with the Company, and the Company generally has been successful in winning renewals when the charters and contracts are rebid. Again, there is no assurance that this practice will continue. All charters and contracts require the MSC to pay certain voyage operating costs such as fuel, port, and stevedoring expenses, and certain charters and contracts include cost escalation features covering certain of the expenses paid by the Company. For a discussion of the MSC's rights to cancel charters or contracts during option periods, see "Regulation."

o LASH VESSELS. The Company currently time charters to the MSC three U.S. flag LASH vessels which are used in the military's prepositioning force in the Indian Ocean. Two of these contracts expire in 2000, and the third LASH vessel completed its initial term and began its first option period in 1998 with the second option period extending into 2001. After these charters expire, it is anticipated that the MSC will invite rebidding for these contracts and the Company will have to meet the competition at the time to be successful in obtaining renewal charters.

o ICE STRENGTHENED MULTI-PURPOSE VESSELS. The Company owns and operates the only two U.S. flag ice strengthened multi-purpose vessels. These vessels are capable of transporting containerized and break bulk cargo. One of these vessels is used by the MSC to resupply Pacific Rim military bases and to supply scientific projects in the Arctic and Antarctic. The other of these vessels began operations under a new charter with the MSC in July of 1997 to carry the components of a 500-bed U.S. Navy field hospital in the Indian Ocean. Both of these vessels are in the initial seventeen-month term of their contracts with options extending into 2001.

o ROLL-ON/ROLL-OFF VESSELS. In 1983, Waterman was awarded a contract to operate three U.S. flag roll-on/roll-off vessels under time charters to the MSC for use by the United States Navy in its maritime prepositioning ship ("MPS") program. These vessels represent three of the four MPS vessels currently in the MSC's Atlantic fleet, which provides support for the U.S. Marine Corps. These ships are designed primarily to carry rolling stock and containers, and each can carry support equipment for 17,000 military personnel. Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract but retained the right to operate the vessels under operating agreements. The MSC time charters commenced in late 1984 and early 1985 for initial five-year periods and were renewable at the MSC's option for additional five-year periods up to a maximum of twenty-five years.

   In 1993, the Company reached an agreement with the MSC to make certain reductions in future charter hire payments in consideration of fixing the period of these charters for the full 25 years. The charters and related operating agreements will terminate in 2009 and 2010.

CAR/TRUCK CARRIERS

o U.S. FLAG. In 1986, the Company entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States. To service these charters, the Company had constructed two pure car carriers which are specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively. Both vessels were built in Japan, but are registered under the U.S. flag. To be competitive with foreign flag vessels operated by foreign crews, the Company worked in close cooperation with the unions representing the Company's U.S. citizen shipboard personnel. Service under these charters commenced in the fourth quarter of 1987 and continues under recently negotiated medium-term extensions.

         In 1998, the Company acquired a 1994-built U.S. flag car/truck carrier. Immediately after being delivered to the Company in April of 1998, this vessel entered a long-term charter to a major Japanese shipping company. In 1999, the Company acquired a newly built U.S. flag car/truck carrier, which immediately after being delivered to the Company in September of 1999 entered a long-term charter to the same major Japanese shipping company.

o FOREIGN FLAG. In 1988, the Company had two new pure car carriers constructed by a shipyard affiliated with Hyundai, each with a carrying capacity of 4,800 fully assembled automobiles, to transport Hyundai automobiles from South Korea primarily to the United States and Europe under two long-term charters that expired in 2000. In 1998 and 1999, respectively, the Company sold both of these car carriers.

         Also in 1998 and 1999, respectively, the Company purchased two newbuilding car/truck carriers with the capacity to carry heavy and large size rolling stock in addition to automobiles and trucks. These vessels immediately entered into a long-term charter to a major Far Eastern company.

         Under each of the Company's car/truck carrier charters, the charterers are responsible for voyage operating costs such as fuel, port, and stevedoring expenses, while the Company is responsible for other operating expenses including crew wages, repairs, and insurance. During the terms of these charters, the Company is entitled to its full fee irrespective of the number of voyages completed or the number of cars carried per voyage.

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

BULK CARRIER

      In 1990, the Company acquired a 148,000 Dead Weight Tons ("DWT") cape-size drybulk carrier. The vessel has been fully employed in the commercial market under various time charters in specific trading areas where bulk cargoes using this size vessel move on a regular basis.

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

ANCILLARY SERVICES

      LITCO FACILITY. The Company owns an all weather rapid cargo transfer facility at the river port of Memphis, Tennessee, which handles LASH barges transported by subsidiaries of the Company in its LASH liner services. LITCO (LASH Intermodal Terminal COmpany) began operations in May of 1992 and provides 287,500 square feet of enclosed warehouse and loading/discharging stations for LASH barge, rail, truck, and heavy-lift operations.

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

                                    MARKETING

      The Company maintains marketing staffs in New York, New Orleans, Houston, Chicago, and Singapore and maintains a network of marketing agents in major cities around the world who market the Company's liner, charter, and contract services. The Company markets its Trans-Atlantic LASH liner service under the trade name "Forest Lines," and its LASH liner service between the U.S. Gulf and Atlantic coast ports and South Asia ports under the Waterman house flag. The Company advertises its services in trade publications in the United States and abroad.

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

      The Company maintains hull and machinery insurance policies on each of its vessels in amounts related to the value of each vessel. This insurance coverage, which includes increased value, freight, and time charter hire, is maintained with a syndicate of hull underwriters from the U.S., British, French, and Scandinavian insurance markets. The Company maintains war risk insurance on each of the Company's vessels in an amount equal to each vessel's total insured hull value. War risk insurance is placed through U.S., British, French, and Scandinavian insurance markets and covers physical damage to the vessels and

P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the applicable P&I club.

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

      Insurance coverage for shoreside property, shipboard consumables and inventory, spare parts, workers' compensation, office contents, and general liability risks is maintained with underwriters in U.S. and British markets.

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

      On October 8, 1996, Congress adopted the Maritime Security Act of 1996 which created the Maritime Security Program ("MSP") and authorized the payment of $2.1 million per year per ship for 47 U.S. flag ships through fiscal year 2005. This program eliminates the trade route restrictions imposed by the previous federal program and provides flexibility to operate freely in the competitive market. On December 20, 1996, Waterman entered into MSP contracts with MarAd for each of its four LASH vessels, and Central Gulf entered into MSP contracts with MarAd for each of its two car carriers and one of its LASH vessels currently on charter to the MSC. In 1998, Central Gulf enrolled a recently built car carrier into the MSP in substitution of its LASH vessel previously enrolled in that program. Waterman's vessels began receiving payments under the MSP in early 1997; two of Central Gulf's car carriers commenced immediate operation in the MSP on December 20, 1996; and Central Gulf's new car carrier began receiving MSP payments in April of 1998. In 1999, Waterman substituted a new pure car/truck carrier for one of its LASH vessels in the MSP. By law, the MSP is subject to annual appropriations. In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP contractors, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously.

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

      Certain of the Company's operations, including its carriage of U.S. foreign aid cargoes, as well as the Company's molten sulphur transportation contract and its Title XI financing arrangements, require the Company to be as much as 75% owned by U.S. citizens. The Company monitors its stock ownership to verify its continuing compliance with these requirements and has never had more than 1% of its common stock held of record by non-U.S. citizens. In April of 1996, the Company's shareholders amended the Company's charter and stock transfer procedures to limit the acquisition of its common stock by non-U.S. citizens. Under the amendment, any transfer of the Company's common stock that would result in non-U.S. citizens owning more than 23% (the "permitted amount") of the total voting power of the Company would be void and ineffective against the Company. With respect to any shares owned by non-U.S. citizens in excess of the permitted amount, the voting rights will be denied and the dividends will be withheld. Furthermore, the Company is authorized to redeem shares of common stock owned by non-U.S. citizens in excess of the permitted amount to reduce ownership by non-U.S. citizens to the permitted amount.

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

      The International Maritime Organization (IMO) has mandated that vessels documented under the laws of its member countries, including the United States, develop and implement quality and safety programs by July 1, 1998, or July 1, 2002, depending on the type of vessels. Vessels operating without the required compliance certificates could either be fined or denied entry into or detained in the ports of those countries that are members of the IMO. The Company's ship management subsidiary, LMS Shipmanagement, Inc., received certification in January of 1998 that its Quality Management System was approved as meeting the ISO 9002 Quality Standard. The Company implemented a comprehensive program to obtain timely IMO certification for all of its vessels and obtained IMO certification for three of its vessels in 1998. For those vessels for which certification is not required until July 1, 2002, the Company has received certification for five vessels and plans to obtain certification for the remainder of its fleet subject to the certification requirements by the end of 2000, although no assurances to this effect can be given.

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

      Much of the Company's revenue is generated by contracts with the MSC and contracts to transport Public Law-480 U.S. government-sponsored cargo, a cargo preference program requiring that 75% of all foreign aid "Food for Peace" cargo must be transported on U.S. flag vessels, if they are available at reasonable rates. The Company competes with all U.S. flag companies, including Farrell Lines, Inc., APL, and Maersk-Sea Land Service, Inc. for the MSC work and the Public Law-480 cargo. Additionally, the Company's principal foreign competitors include Hoegh Lines, Star Shipping, Wilhelmsen Lines, and the Shipping Corporation of India.

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

      The Company's pure car/truck carriers operate worldwide in markets where foreign flag vessels with foreign crews predominate. The Company believes that its U.S. flag pure car carriers can continue to compete effectively if it continues to receive the cooperation of its seamen's unions in controlling costs.

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

      REDUCTION OF SUBSIDY PAYMENTS. Until early 1997, the Company received ODS payments with respect to four of its LASH vessels under a federal program designed to allow U.S. ships to compete with lower-cost foreign competitors. For the years ended December 31, 1995 and 1996, the Company received aggregate subsidy payments under this program of $22.7 million and $25.6 million, respectively. Although the Company's ODS agreement has lapsed, three of the four of the Company's LASH vessels that previously received such subsidies, and four of its other vessels, have qualified to participate in a new subsidy program created under the Maritime Security Act of 1996. Under this new program, each participating vessel is eligible to receive annual subsidy payments of $2.1 million through the government's fiscal year 2005. Also, this program eliminated the trade route restrictions imposed by the ODS program and provides flexibility to operate freely in the competitive market. Payments under this program are subject to annual appropriation by Congress and are not guaranteed. If Congress does not make sufficient appropriations in any fiscal year with respect to this program, the Company would be permitted to reflag its vessels under foreign registry.

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

      The Company currently has eight vessels under time charter or contract to the MSC. During any extension period under each MSC charter or contract, the MSC has the right to terminate the charter or contract upon 30 days' notice. Historically, the MSC has exercised substantially all of its renewal options on the Company's charters or contracts, and the Company generally has been successful in winning charter or contract renewals when they are rebid.

      COMMODITY PRICE. The Company is exposed to commodity price risk related to purchases it must make during the course of business for its fuel consumption. The Company has been successful in hedging a portion of the fuel purchases during the year. However for the portions that are not hedged, the Company can give no assurance that it will be able to offset its higher fuel cost due to competitive conditions in the business.

      COMPETITION. The shipping industry is intensely competitive and can be influenced by economic and political events that are outside the control of shipping companies. There can be no assurance that the Company will be able to renew expiring charters on economically attractive terms, maintain attractive freight rates, or otherwise successfully compete against its competitors.

      CONTROL BY PRINCIPAL STOCKHOLDERS. Niels W. Johnsen, the Chairman of the Board and Chief Executive Officer of the Company, Erik F. Johnsen, the President and Chief Operating Officer of the Company (and the brother of Niels W. Johnsen) and their spouses, children and grandchildren (collectively, the "Johnsen Family"), beneficially owned an aggregate of 35.46% of the common stock of the Company as of December 31, 1999. By virtue of such ownership, the Johnsen Family may continue to have the power to determine many of the policies of the Company and its subsidiaries, the election of the Company's directors and officers, and the outcome of various corporate actions requiring shareholder approval.

                                    EMPLOYEES

      As of December 31, 1999, the Company employed approximately 660 shipboard personnel and 301 shoreside personnel. The Company considers relations with its employees to be excellent.

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


ITEM 2. PROPERTIES

      VESSELS AND BARGES. Of the 35 ocean-going vessels in the Company's fleet at December 31, 1999, 28 are owned by the Company, four are 30% owned by the Company, and three are operated under operating contracts. Of the 1,864 LASH barges in the Company's fleet, 1,763 are operated in conjunction with the Company's LASH and FLASH vessels. Of these, the Company owns approximately 1,444 barges and leases 319 barges under capital leases with 12-year terms expiring in late 2003 and early 2004. The remaining 101 LASH barges owned by the Company are not required for current vessel operations. All of the Company's barges are registered under the U.S. flag. The Company also owns 16 standard river barges, which are chartered to unaffiliated companies on a short-term basis along with four towboats that the Company charters from unaffiliated parties.

      All of the vessels owned, operated, or leased by the Company are in good condition except for the 101 LASH barges not required for current vessel operations. Since 1988, the Company has completed life extension work on most of its LASH vessels and completed the refurbishment of the LASH barges operated with those vessels. Under governmental regulations, insurance policies, and certain of the Company's financing agreements and charters, the Company is required to maintain its vessels in accordance with standards of seaworthiness, safety, and health prescribed by governmental regulations or promulgated by certain vessel classification societies. The Company has implemented the quality and safety management program mandated by the IMO and plans to obtain timely certification of all vessels by the end of 2000. Vessels in the fleet are maintained in accordance with governmental regulations and the highest classification standards of the American Bureau of Shipping or, for certain vessels registered overseas, of Norwegian Veritas or Lloyd's Register classification societies.

      Certain of the vessels and barges owned by the Company's subsidiaries are mortgaged to various lenders to secure such subsidiaries' long-term debt (See Note B - Long-Term Debt of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-11).

      OTHER PROPERTIES. The Company leases its corporate headquarters in New Orleans, its administrative and sales office in New York, and office space in Houston, Chicago, Washington, D.C., and Singapore. The Company also leases space in Orleans Parishes, Louisiana, for the fleeting of barges. Additionally, the Company leases a totally enclosed multi-modal cargo transfer terminal in Memphis, Tennessee, under a lease that expires in June of 2003, with one five-year renewal option. In 1999, the aggregate annual rental payments under these operating leases totaled approximately $2.6 million.

      The Company owns a facility in Jefferson Parish, Louisiana that is used primarily for the maintenance and repair of barges. The Company also owns a bulk coal transfer terminal in Gulf County, Florida.

ITEM 3. LEGAL PROCEEDINGS

      Early in the third quarter of 1999, the Company settled its outstanding contract litigation with Seminole Electric Cooperative, Inc. ("Seminole"). In the settlement, Seminole paid $22.975 Million to Central Gulf, a wholly owned subsidiary of the Company, and all disputes between Central Gulf and Seminole were terminated. This settlement, less related expenses, is reported in the Company's Consolidated Statements of Income for the year 1999.

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

      In the normal course of its operations, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the outcome of such claims cannot be predicted with certainty, the Company believes that its insurance coverage and reserves with respect to such claims are adequate and that such claims will not have a material adverse effect on the Company's business or financial condition (See Note F - Commitments and Contigencies of the Notes to the Company's Consolidated Financial Statements contained in this Form 10-K on page F-16).


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      Set forth below is information concerning the directors and executive officers of the Company. Directors are elected by the shareholders for one-year terms. Executive officers serve at the pleasure of the Board of Directors.

      NAME                       CURRENT  POSITION
      ----                       -----------------
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

      NIELS W. JOHNSEN, 77, has been the Chairman and Chief Executive Officer of the Company since its commencement of operations in 1979 and served as Chairman and Chief Executive Officer of each of the Company's principal subsidiaries until April of 1997. He previously served as Chairman of Trans Union's ocean shipping group of companies from December of 1971 through May of 1979. He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971. He is also a former director of Reserve Fund, Inc., a money market fund and a former Trustee of Atlantic Mutual Companies, an insurance company. He is the brother of Erik F. Johnsen.

      ERIK F. JOHNSEN, 74, has been the President, Chief Operating Officer, and Director of the Company since its commencement of operations in 1979. Until April of 1997, Mr. Johnsen also served as the President and Chief Operating Officer of each of the Company's principal subsidiaries, except Waterman, for which he served as Chairman of the Executive Committee. Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and served as its President from 1966 until April of 1997. Mr. Johnsen has served as the Chairman of the Board of Assuranceforeningen GARD, a P&I insurance club, since 1994 and has been a member since 1982. He is the brother of Niels W. Johnsen.

      NIELS M. JOHNSEN, 54, is Executive Vice President of the Company. Mr. Johnsen has served as a Director of the Company since April of 1988. He joined Central Gulf on a full time basis in 1970 and held various positions with the Company before being named Executive Vice President in April of 1997. He has also served as chairman of each of the Company's principal subsidiaries, except Waterman, since April of 1997. He is also President of Waterman and N. W. Johnsen & Co., Inc., subsidiaries of the Company engaged in LASH liner service and ship and cargo charter brokerage, respectively. He is the son of Niels W. Johnsen.

      ERIK L. JOHNSEN, 42, is Executive Vice President of the Company. He joined Central Gulf in 1979 and held various positions with the Company before being named Executive Vice President in April of 1997. He has served as a Director of the Company since 1994. He has also served as the President of each of the Company's principal subsidiaries, except Waterman, since April of 1997, and as Executive Vice President of Waterman since September of 1989. He is responsible for all operations of the Company's vessel fleet and leads the Company's Ship Management Group. He is the son of Erik F. Johnsen.

      GARY L. FERGUSON, 59, is Vice President and Chief Financial Officer of the Company. He joined Central Gulf in 1968 where he held various positions with the Company prior to being named Controller in 1977, and Vice President and Chief Financial Officer in 1989.

      DAVID B. DRAKE, 44, is Vice President and Treasurer of the Company. He joined Central Gulf in 1979 and held various positions prior to being named Vice President and Treasurer in 1996.

      MANUEL G. ESTRADA, 45, is Vice President and Controller of the Company. He joined Central Gulf in 1978 and held various positions prior to being named Vice President and Controller in 1996.

      HAROLD S. GREHAN, Jr., 72, is a Director of the Company. He joined Central Gulf in 1958 and became Vice President in 1959, Senior Vice President in 1973 and Executive Vice President and Director in 1979. Mr. Grehan retired from the Company at the end of 1997, and continued to serve as a Director since that time.

      RAYMOND V. O'BRIEN, Jr., 72, has served as a Director of the Company since 1979. He is also a director of Emigrant Savings Bank. He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January of 1978 through December of 1992.

      EDWIN LUPBERGER, 63, has served as a Director of the Company since April of 1988. He is the President of Nesher Investments, LLC. Mr. Lupberger served as the Chairman of the Board and Chief Executive Officer of Entergy Corporation from 1985 to 1998. He also is an advisory director of Bank One, Louisiana.

      EDWARD K. TROWBRIDGE, 71, has served as a Director of the Company since April of 1994. He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from July of 1988 through November of 1993.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                        RELATED SECURITY HOLDER MATTERS

                        COMMON STOCK PRICES AND DIVIDENDS
                   FOR EACH QUARTERLY PERIOD OF 1998 AND 1999

(Source:  New York Stock Exchange)

                                                                 Dividends
      1998                 High                Low                 Paid
------------------   -----------------   -----------------   -----------------

1st Quarter                17 1/4             16  1/16          .0625/Share
2nd Quarter                17 5/16            16  1/16          .0625/Share
3rd Quarter                16 1/2             14  1/2           .0625/Share
4th Quarter                16 5/8             14 11/16          .0625/Share


                                                                 Dividends
      1999                 High                Low                 Paid
------------------   -----------------   -----------------   -----------------

1st Quarter                16 5/16            12  1/2           .0625/Share
2nd Quarter                14 3/8             11 14/16          .0625/Share
3rd Quarter                15 3/16            11  3/16          .0625/Share
4th Quarter                13 1/2              9 15/16          .0625/Share


Approximate Number of Common Stockholders of Record at February 28, 2000: 675

ITEM 6.     SELECTED FINANCIAL DATA

                 SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

            The following summary of selected consolidated financial data is not covered by the auditors' report appearing elsewhere herein. However, in the opinion of management, the summary of selected consolidated financial data includes all adjustments necessary for a fair representation of each of the years presented.
            This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.
            (All Amounts in Thousands Except Share and Per Share Data)

                                                                                  YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                       1999 (1)           1998             1997            1996            1995
                                                     -----------      -----------      -----------     -----------     -----------
INCOME STATEMENT DATA:
Revenues ........................................    $   373,209      $   384,148      $   391,056     $   378,927     $   341,789
Gross Voyage Profits ............................    $    66,681      $    57,791      $    55,403     $    66,948     $    64,536
Operating Income ................................    $    53,972      $    39,147      $    29,949     $    40,692     $    37,921
Income Before Extraordinary Item ................    $    14,623      $     7,305      $     2,155     $     8,636     $    20,980
Extraordinary Item ..............................              -      $    (1,029)               -     $      (813)              -
Net Income ......................................    $    14,623      $     6,276      $     2,155     $     7,823     $    20,980
Basic and Diluted Earnings Per Common and
  Common Equivalent Share
      Before Extraordinary Item .................    $      2.28      $      1.09      $      0.32     $      1.29     $      3.14
      Extraordinary Item ........................              -      $     (0.15)               -     $     (0.12)              -
      Net Income ................................    $      2.28      $      0.94      $      0.32     $      1.17     $      3.14

BALANCE SHEET DATA:
Working Capital .................................    $    35,571      $    44,914      $    39,961     $    26,928     $    13,407
Total Assets ....................................    $   735,003      $   689,804      $   618,204     $   661,596     $   647,580
Long -Term Debt (including Capital
   Lease Obligations and Current
   Liabilities to be Refinanced) ................    $   400,442      $   361,425      $   309,340     $   324,756     $   308,525
Common Stockholders' Investment .................    $   182,484      $   177,108      $   172,805     $   172,407     $   166,261

OTHER DATA:
EBITDA (2) ......................................    $   102,397      $   101,284      $    91,657     $    94,929     $    81,877
Cash Dividends Per Common Share .................    $      0.25      $      0.25      $      0.25     $      0.25     $    0.1825
Weighted Average of Common and
    Common Equivalent Shares ....................      6,424,193        6,682,216        6,682,887       6,682,887       6,682,887

(1) Results for year 1999 includes the proceeds from a settlement with Seminole Electric Cooperative, Inc. ("Seminole") resulting from their early termination of the Company's coal transportation contract. The reported settlement of approximately $20.6 Million was net of related expenses of approximately $1.8 Million.

(2) EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization), as presented above, represents income before interest expense and provision (benefit) for income taxes, plus depreciation, amortization of deferred charges and acquired contract costs, extraordinary items, and (gains) losses on sales of property and investments. EBITDA is not presented as an alternative to net income or cash flow as an indicator of the Company's operating performance or liquidity, but rather to provide additional information related to debt service capacity.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements made in this report or elsewhere by, or on behalf of, the Company that are not based on historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results to be materially different from the anticipated future results expressed or implied by such forward-looking statements. Such forward-looking statements may include, without limitation, statements with respect to the Company's anticipated future performance, financial position and liquidity, growth opportunities, business and competitive outlook, demand for services, business strategies, and other similar statements of expectations or objectives that are highlighted by words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "should," and "may," and variations thereof and similar expressions.

      Important factors that could cause the actual results of the Company to differ materially from the Company's expectations may include, without limitation, the Company's ability to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques; (ii) secure financing on satisfactory terms to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers; (iii) obtain new contracts or renew existing contracts which would employ certain of its vessels or other assets upon the expiration of contracts currently in place; (iv) manage the amount and rate of growth of its general and administrative expenses and costs associated with crewing certain of its vessels; (v) and manage its growth in terms of implementing internal controls and information systems and hiring or retaining key personnel, among other things.

      Other factors include (vi) changes in cargo rates and fuel prices which could increase or decrease the Company's gross voyage profit from its liner services; (vii) the rate at which competitors add or scrap vessels in the markets in which the Company operates; (viii) changes in interest rates which could increase or decrease the amount of interest the Company incurs on borrowings with variable rates of interest; (ix) the impact on the Company's financial statements of nonrecurring accounting charges that may result from the Company's ongoing evaluation of business strategies, asset valuations, and organizational structures; (x) changes in accounting policies and practices adopted voluntarily or as required by generally accepted accounting principles;
(xi) changes in laws and regulations such as those related to government assistance programs and tax rates; (xii) unanticipated outcomes of current or possible future legal proceedings; (xiii) and other economic, competitive, governmental, and technological factors which may affect the Company's operations.

      The Company cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made in this report or elsewhere by, or on behalf of, the Company.

RESULTS OF OPERATIONS

      The Company's vessels are operated under a variety of charters and contracts. The nature of these arrangements is such that, without a material variation in gross voyage profits (total revenues less voyage expenses and vessel and barge depreciation), the revenues and expenses attributable to a vessel deployed under one type of charter or contract can differ substantially from those attributable to the same vessel if deployed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, the Company's revenues and expenses can fluctuate substantially from one period to another even though the number of vessels deployed, the number of voyages completed, the amount of cargo carried and the gross voyage profit derived from the vessel remain relatively constant. As a result, fluctuations in voyage revenues and expenses are not necessarily indicative of trends in profitability, and management believes that gross voyage profit is a more appropriate measure of operating performance than revenues. Accordingly, the discussion below addresses variations in gross voyage profits rather than variations in revenues.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      GROSS VOYAGE PROFIT. Gross voyage profit increased to $66.7 Million in 1999 as compared to $57.8 Million in 1998. The improvement stemmed primarily from the profits received by the Company as a result of a settlement with Seminole Electric Cooperative, Inc. ("Seminole") from their early termination of the Company's coal transportation contract. In December of 1998, Seminole unilaterally terminated the contract prematurely, originally scheduled to expire in 2004. The Company received a settlement of approximately $23.0 Million including proceeds from the sale of three super jumbo River Barges for approximately $648,000. The reported settlement of approximately $20.6 Million was net of related expenses of approximately $1.8 Million, and is included in the Company's CONTRACTS OF AFFREIGHTMENT segment. Adjusted to eliminate the results of the 1998 operations under this contract and the 1999 contract termination and settlement, the Company's gross voyage profit for 1999 would have resulted in a decrease of approximately 12.5%. The decrease was primarily as a result of lower results from the Company's LINER SERVICES and CONTRACTS OF AFFREIGHTMENT segment, after the elimination of the results of the Seminole contract.

      The Company's LINER SERVICES segment operates LASH vessels on two established routes. One of these routes is between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian Sub-Continent, and Southeast Asia, and the other is a transatlantic service. Gross voyage profit before depreciation for this segment decreased 50.4% from $34.2 Million in 1998 to $17 Million in 1999. Contributing to the decrease was the out of service time on one of the Company's LASH vessels, the "GREEN ISLAND", resulting from a casualty that occurred late in the first quarter of 1999 and extended into September of 1999. In addition, higher fuel prices and reduced cargo volume on the Company's transatlantic service contributed to the decreased profits in 1999.

      The Company's CONTRACTS OF AFFREIGHTMENT segment's gross profit before depreciation, after eliminating the Seminole results for 1998 and 1999, decreased 8.2% to $12.4 Million in 1999 from $13.5 Million in 1998 primarily as a result of less revenue tons carried in 1999. This segment includes a contract for two Float-On/Float-Off Special Purpose Vessels ("SPV's"), along with one container breakbulk vessel, "JAVA SEA," that extends through 2006 with seven three-year renewal options and a buy-out provision beginning in December of 2001; and a contract for a Molten Sulphur Carrier that extends through 2009 with renewal options through 2024.

      The decreased results for the LINER SERVICES and CONTRACTS OF AFFREIGHTMENT segments were partially offset by higher gross voyage profit from the TIME CHARTER CONTRACTS segment. The Company's TIME CHARTER CONTRACTS segment includes sixteen vessels operating primarily under medium to long-term contracts, eight of which are with the Military Sealift Command ("MSC") including contracts for the operation of three LASH, three RO/RO, and two Ice Strengthened Multi-Purpose vessels. The three LASH vessels and two Ice Strengthened Multi-Purpose vessels are each operated under contracts with initial terms of seventeen-months with two seventeen-month option periods. Contracts for two of the LASH vessels are currently in their second option periods expiring in late 2000. The contract for the third LASH vessel completed its initial term and began its first option period in 1998 with the second option period extending into 2001. The two Ice Strengthened Multi-Purpose vessels are both in the initial seventeen-month term of their contracts with options extending into 2001 and 2002. The three RO/RO's are employed in the MSC's military prepositioning program under contracts that are fixed through 2009 and 2010.

      The remaining eight vessels in this segment include two Pure Car Carriers ("PCC") with contracts extending into 2003; four Pure Car/Truck Carriers ("PCTC") with contracts for one extending into 2014, another extending into 2018, and two extending into 2019; the "ENERGY ENTERPRISE," a coal carrier, with a contract extending into 2010; and the Company's Cape-Size Bulk Carrier now operating in a pool with several similar size vessels owned by two major European shipowners.

      The TIME CHARTER CONTRACTS segment's gross voyage profit before depreciation increased 14.4% from $44.6 Million in 1998 to $51 Million in 1999. This segment benefited from the commencement of operations of the Company's newly acquired PCTC, "GREEN POINT," in the second quarter of 1998. In addition, the Company sold two of its PCC's, one in December of 1998 and the other in May of 1999, as part of the Company's plan to replace these older and smaller vessels with two newer and larger PCTC's, the "ASIAN KING" and "ASIAN EMPEROR," which commenced operations upon delivery to the Company in December of 1998 and May of 1999, respectively. Additionally, in September of 1999, the Company added another newly built PCTC, the "GREEN DALE," which upon delivery was chartered to a major Japanese ship operator for a multi-year term.

      The Company also reports an OTHER category that includes results of several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting and other specialized services. Also included in the OTHER category are corporate related items, results of insignificant operations, and income and expense items not allocated to reportable segments by management in its evaluation of segment profit and loss. The results reported in the OTHER category increased 16.6% from $4.3 Million in 1998 to $5 Million in 1999 primarily resulting from recovery of previously paid foreign taxes.

      Vessel and barge depreciation increased 4.8% from $37.5 Million in 1998 to $39.3 Million in 1999 due to the commencement of operations of the "GREEN POINT," the "GREEN DALE" and the "HICKORY," a LASH vessel purchased early in 1998, placed into service in May of 1999, and now operating in the LINER SERVICES segment as a feeder vessel. In addition, depreciation on one the Company's LASH vessels operating in the LINER SERVICES segment increased due to capital improvements made in 1999.

      OTHER INCOME AND EXPENSES. Administrative and general expenses decreased 8% from $26.4 Million in 1998 to $24.3 Million in 1999.

      Earnings in 1999 included a gain of $2.4 Million recognized on the sale of a parcel of land no longer required in the Company's operations and a gain of $9.2 Million recognized on the sale of a PCC in May of 1999 and a towboat in December of 1999, offset slightly by the loss recognized on the sale of two of the Company's FLASH units in October of 1999. Earnings for 1998 included a gain of $7.8 Million recognized on the sale of one of the Company's PCC's in December of 1998. As discussed above, the sale of the two PCC's were part of the Company's plan to replace these vessels with two newer and larger PCTC's that delivered in December of 1998 and May of 1999, respectively.

      Interest expense increased 11.7% to $32.1 Million in 1999 as compared to $28.7 Million in 1998. The increase resulted primarily from the financing associated with the acquisition of the "ASIAN KING" at the end of 1998, the acquisition of the "ASIAN EMPEROR" in May of 1999 and the acquisition of the "GREEN DALE" in September of 1999.

      Investment income decreased from $1.6 Million in 1998 to $1.3 Million in 1999 due to less favorable interest rates.

      INCOME TAXES. The Company provided $8.2 Million and $4.4 Million for Federal income taxes at the statutory rate of 35% for 1999 and 1998, respectively.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

      GROSS VOYAGE PROFIT. Gross voyage profit increased to $57.8 Million in 1998 as compared to $55.4 Million in 1997. The increase was achieved primarily by the Company's LINER SERVICES segment. Gross voyage profit before depreciation for this segment increased 51.5% from $22.6 Million in 1997 to $34.2 Million in 1998 due to lower operating costs and increased market share. Contributing to the lower operating costs for this segment were lower fuel prices and the planned return from a three-vessel to a two-vessel transatlantic service.

      The Company's TIME CHARTER CONTRACTS segment was impacted by a $7 Million impairment loss recognized late in 1998 on the Company's Cape-Size Bulk Carrier. Depressed freight rates in the market for this type of vessel, along with management's expectation that these conditions will not improve in the near-term, triggered a review of the recoverability of the carrying amount of this vessel. The impairment loss was measured as the amount by which the carrying amount of the vessel exceeded its fair value. The fair value of the vessel was estimated by determining the present value of its expected future cash flows using a discount rate commensurate with the risk involved.

      Before taking into account the aforementioned impairment loss, the TIME CHARTER CONTRACTS segment added to the increase in gross voyage profit for the year. This segment benefited from the commencement of operations of the Company's newly acquired PCTC, "GREEN POINT," in the second quarter of 1998. In December of 1998, the Company sold one of its PCC's as part of the Company's plan to replace this older and smaller PCC with a newer and larger PCTC that delivered to the Company in December of 1998.

      The TIME CHARTER CONTRACTS segment was also negatively impacted in 1998 by scheduled reductions in charterhire rates on three of the Company's LASH vessels chartered to the MSC and lower charterhire rates on the Company's Cape-Size Bulk Carrier.

      The improved results before the impairment loss for the LINER SERVICES and TIME CHARTER CONTRACT segments were slightly offset by lower gross voyage profit from the CONTRACTS OF AFFREIGHTMENT segment. The lower gross profit for this segment resulted from reduced cargo volume from the domestic services.

      In addition to the aforementioned reportable segments, the Company also reports an OTHER category. The results reported in the OTHER category for 1998 compare favorably to 1997 because the Company decided to discontinue development of a new LASH service between the U.S. Gulf and Brazil. This decision resulted in a charge to operating expense in 1997 of approximately $1.2 Million for termination costs and the prepositioning of equipment.

      Vessel and barge depreciation increased 8.4% from $34.6 Million in 1997 to $37.5 Million in 1998 due to the commencement of operations of the "GREEN POINT" and the "HICKORY," a LASH vessel purchased early in 1998 now operating in the Liner Services segment as a feeder vessel. Depreciation on the Company's U.S. Flag Coal Carrier, "ENERGY ENTERPRISE," and one of the LASH vessels operating in the LINER SERVICES segment increased due to capital improvements made in 1997.

      OTHER INCOME AND EXPENSES. Administrative and general expenses increased slightly from $25.5 Million in 1997 to $26.4 Million in 1998.

      Interest expense was $28.7 Million in 1998 as compared to $27.7 Million in 1997. The increase was primarily the result of financing associated with the acquisition of the "GREEN POINT" early in the second quarter as discussed previously. On January 22, 1998, the Company issued $110 Million of 7 3/4% Senior Notes due 2007 (the "Notes"), the proceeds of which were used to repay shorter-term amortizing bank debt. The aforementioned early repayment of debt and regularly scheduled principal payments substantially offset interest expense on these Notes.

      Earnings for 1998 included a gain of $7.8 Million recognized on the sale of one of the Company's PCC's in December of 1998.

      INCOME TAXES. The Company provided $4.4 Million and $1.3 Million for Federal income taxes at the statutory rate of 35% for 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES
      The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of the Company's Consolidated Financial Statements.

      The Company's working capital decreased from $44.9 Million at December 31, 1998, to $35.6 Million at December 31, 1999, after provision for current maturities of long-term debt and capital lease obligations of $26.4 Million. Cash and cash equivalents decreased during 1999 by $13.3 Million to a total of $18.7 Million, as cash used for investing of $96.8 Million exceeded operating and financing cash flows of $47.6 Million and $35.9 Million, respectively.

      The major source of cash flows from operating activities of $47.6 Million was net income adjusted for the gain on the sale of the vessels and other property and noncash provisions such as depreciation and amortization. Other sources of cash flows were the proceeds from the coal transportation contract settlement offset by the net revenue from the settlement.

      Net cash used for investing activities of $96.8 Million included the purchase of two PCTC's and capital improvements on two LASH vessels operating in the LINER SERVICES segment all of which totaled approximately $108.3 Million, and $14.5 Million for the cost of drydocking certain vessels. These uses of cash were partially offset by the proceeds of $25.8 Million received from the sale of the PCC, the two FLASH units, a towboat, the land and other assets.

      The net cash provided by financing activities of $35.9 Million included proceeds from the financing of the "ASIAN EMPEROR" for $47 Million, financing of the "GREEN DALE" for $32.4 Million and draws against the Company's line of credit totaling $49 Million, offset by reductions of debt and capital lease obligations of $83.1 Million stemming from regularly scheduled principal payments and repayments of amounts drawn under lines of credit, and $7.2 Million for the purchase of treasury stock.

      In the third quarter of 1988, the Board of Directors declared a quarterly dividend of $.05 per share ($.04 per share after giving effect to the November 17, 1995, twenty-five percent stock split) and continued quarterly dividends in the same amount for each quarterly period through the third quarter of 1995. The Board increased the dividend to $.0625 per share in the fourth quarter of 1995 and has continued quarterly dividends in the same amount for each quarterly period through the fourth quarter of 1999. The Board has expressed its intent to continue to declare similar quarterly dividends in the future, subject to the ability of the Company's operating subsidiaries to continue to achieve satisfactory earnings. Dividends on common stock during 1999 amounted to approximately $1.6 Million.

      Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service and dividend requirements during the foreseeable future.

      To meet short-term requirements when fluctuations occur in working capital, at December 31, 1999, the Company had available a $48 Million revolving credit facility. Draws against this facility totaled $22 Million at December 31, 1999, of which $3 Million was repaid in January of 2000.

      The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.

STOCK REPURCHASE PROGRAM
      In October of 1998, the Company's Board of Directors approved a stock repurchase program to buy up to 500,000 shares of its common stock. In October of 1999, the Company had completed the program. In October of 1999, the Company's Board of Directors approved another stock repurchase program to buy up to 1,000,000 shares of its common stock, based on the Board's belief that the current market value of the Company's common stock does not adequately reflect the Company's inherent value. The repurchases are expected to be made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending upon financial and market conditions or as otherwise provided by the Securities and Exchange Commission and New York Stock Exchange rules and regulations. As of December 31, 1999, 595,700 shares had been repurchased under these two programs, of which 577,125 had been repurchased during 1999, for a total cost of $7,521,000 at an average market price of $12.68 per share. Subsequent to year-end as of February 14, 2000, the Company repurchased an additional 4,300 shares for a total cost of approximately $51,000 at an average market price of $11.77 per share.

COAL TRANSPORTATION CONTRACT
      Early in the third quarter of 1999, the Company settled its outstanding contract litigation with Seminole. In the settlement, Seminole paid approximately $23.0 Million to the Company's wholly owned subsidiary, Central Gulf Lines, Inc. ("Central Gulf"), and all disputes between Central Gulf and Seminole were terminated. This settlement, less related expenses, is reported in the Company's Consolidated Statements of Income for the year 1999.

      The settlement fully resolves all litigation among Central Gulf, Seminole and their respective subsidiaries and affiliates. The litigation, which involved three separate lawsuits in state and federal courts in Florida, arose out of Seminole's unilateral termination of its contract with Central Gulf for the transportation of coal by Central Gulf from Mt. Vernon, Indiana to Gulf County, Florida. The contract, entered into in 1981, would have expired in 2004 according to its terms. Seminole notified the Company and Central Gulf on December 15, 1998, that it was terminating performance under the agreement, commencing alternative rail transportation and commencing the litigation. Seminole's stated purpose in instituting the litigation was to confirm Seminole's ability to terminate performance under the agreement and establish the damages owed by Seminole to Central Gulf as a result of the termination. The settlement effectively disposed of these issues.

NEW ACCOUNTING PRONOUNCEMENTS
      During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

      SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 was effective for fiscal years beginning after December 15, 1997, and the required disclosures are included herein (See Note C-Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-12).

      SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to June 15, 2000. The Company has not chosen early adoption and, as it is not possible to predict the Company's derivative position at the time this standard will be applied, it is unknown what effect, if any, SFAS No. 137 will have on its financial statements once adopted. While the Company has not yet quantified the impact on its financial statements, the Company does not believe adoption will have a material impact on net income, although adoption is likely to increase volatility of comprehensive income and accumulated other comprehensive income. (See Note A-Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-8).

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

      In the ordinary course of its business, the Company is exposed to foreign currency, interest rate, and commodity price risk. The Company utilizes derivative financial instruments including interest rate swap agreements, forward exchange contracts and commodity swap agreements to manage certain of these exposures. The Company hedges only firm commitments or anticipated transactions and does not use derivatives for speculation. The Company neither holds nor issues financial instruments for trading purposes.

      INTEREST RATE RISK. The fair value of the Company's cash and short-term investment portfolio at December 31, 1999, approximated carrying value due to its short-term duration. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for the Company's investment portfolio was not material.

      The fair value of long-term debt, including current maturities, was estimated to be $408.8 Million compared to a carrying value of $414.7 Million. The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to the Company's long-term debt at December 31, 1999, would be approximately $10.6 Million or 3% of the carrying value.

      In December of 1998, the Company entered into an interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. During September of 1999, the Company entered into another interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. For both agreements, the fixed rate payor is the Company, and the floating rate payor is the commercial bank. While these arrangements are structured to reduce the Company's exposure to increases in interest rates, it also limits the benefit the Company might otherwise receive from any decreases in interest rates.

      The fair value of these agreements at December 31, 1999, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, was an asset of $3.7 Million. A hypothetical 10% decrease in interest rates as of December 31, 1999, would have resulted in a $1.7 Million decrease in the fair value of the asset.

      FOREIGN EXCHANGE RATE RISK. The Company has entered into foreign exchange contracts to hedge certain firm purchase and sale commitments with varying maturities throughout 2000. The exchange rates at which these hedges were entered into did not materially differ from the exchange rates in effect at December 31, 1999. The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates applicable to these contracts at December 31, 1999, was a liability of approximately $272,000.

      COMMODITY PRICE RISK. Subsequent to the end of 1999, the Company entered into two commodity swap agreements to manage the Company's exposure to price risk related to the purchase of a portion of the estimated 2000 fuel requirements for its LINER SERVICES segment. The agreement locked in the price the Company would pay per ton of fuel for 2000 at a specific price for a specified quantity. While this arrangement is structured to reduce the Company's exposure to increases in fuel prices, it also limits the benefit the Company might otherwise receive from any price decreases associated with this commodity.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 begins on page F-1 of this Form 10-K.


ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by Item 10 is incorporated herein by reference to Item 4a, Executive Officers and Directors of the Registrant.

ITEM 11.                     EXECUTIVE COMPENSATION

      The information called for by Item 11 is included on pages 6, 7, 8, and 9 of the Company's definitive proxy statement dated March 14, 2000, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

      The information called for by Item 12 is included on pages 2, 3, 4, and 5 of the Company's definitive proxy statement dated March 14, 2000, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is included on pages 2, 3, 4, 5, 10, and 11 of the Company's definitive proxy statement dated March 14, 2000, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                              REPORTS ON FORM 8-K

      The following financial statements, schedules and exhibits are filed as part of this report:

(a)1. FINANCIAL STATEMENTS
      The following financial statements and related notes are included on pages F-1 through F-24 of this Form 10-K.

      Report of Independent Public Accountants

      Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997

      Consolidated Balance Sheets at December 31, 1999 and 1998

      Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 1999, 1998, and 1997

      Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

      Notes to Consolidated Financial Statements

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

      (10.1) First Amended and Restated Credit Agreement dated as of March 31, 1998, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent.

      (10.2) Second Amended and Restated Credit Agreement dated as of May 4, 1999, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent.

      (10.3) Amendment No. 1 dated as of September 3, 1999, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent.

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

                      INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)



March 1, 2000           By /s/ GARY L. FERGUSON
                               Gary L. Ferguson
                               Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)


March  1, 2000          By /s/ NIELS W. JOHNSEN
                               Niels W. Johnsen
                               Chairman of the Board, Director and
                               Chief Executive Officer

March  1, 2000          By /s/ ERIK F. JOHNSEN
                               Erik F. Johnsen
                               President and Director

March  1, 2000          By /s/ NIELS M. JOHNSEN
                               Niels M. Johnsen
                               Executive Vice President and Director

March  1, 2000          By /s/ ERIK L. JOHNSEN
                               Erik L. Johnsen
                               Executive Vice President and Director

March  1, 2000          By /s/ HAROLD S. GREHAN, JR.
                               Harold S. Grehan, Jr.
                               Director

March  1, 2000          By /s/  RAYMOND V. O'BRIEN, JR.
                                Raymond V. O'Brien, Jr.
                                Director

March  1, 2000          By /s/ EDWIN LUPBERGER
                               Edwin Lupberger
                               Director

March  1, 2000          By /s/ EDWARD K. TROWBRIDGE
                               Edward K. Trowbridge
                               Director

March  1, 2000          By /s/ GARY L. FERGUSON
                               Gary L. Ferguson
                               Vice President and Chief Financial Officer

March  1, 2000          By /s/ MANNY G. ESTRADA
                               Manny G. Estrada
                               Vice President and Controller

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
-------
(3) Restated Certificate of Incorporation, as amended, and By-Laws of the Registrant (filed with the Securities and Exchange Commission as
         Exhibit 3 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

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

(10.1) First Amended and Restated Credit Agreement dated as of March 31, 1998, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent.

(10.2) Second Amended and Restated Credit Agreement dated as of May 4, 1999, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent.

(10.3) Amendment No. 1 dated as of September 3, 1999, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent.

(21)     Subsidiaries of International Shipholding Corporation

(27)     Financial Data Schedule

                          INDEX OF FINANCIAL STATEMENTS

Report of Independent Public Accountants.................................  F-2

Consolidated Statements of Income for the years ended
   December 31, 1999, 1998, and 1997.....................................  F-3

Consolidated Balance Sheets at December 31, 1999 and 1998................  F-4

Consolidated Statements of Changes in Stockholders' Investment
   for the years ended December 31, 1999, 1998, and 1997.................  F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998, and 1997.....................................  F-7

Notes to Consolidated Financial Statements...............................  F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Stockholders of International Shipholding Corporation:

      We have audited the accompanying consolidated balance sheets of International Shipholding Corporation (a Delaware corporation) and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Shipholding Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                        /s/ Arthur Andersen LLP
New Orleans, Louisiana
January 14, 2000

                      INTERNATIONAL SHIPHOLDING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                         YEAR ENDED DECEMBER 31,
                                                    1999         1998         1997
                                                 ---------    ---------    ---------
Revenues .....................................   $ 338,666    $ 370,056    $ 375,515
Subsidy Revenue ..............................      13,991       14,092       15,541
Net Revenue from Contract Settlement .........      20,552         --           --
                                                 ---------    ---------    ---------
                                                   373,209      384,148      391,056
                                                 ---------    ---------    ---------
Operating Expenses:
         Voyage Expenses .....................     267,263      281,901      301,084
         Vessel and Barge Depreciation .......      39,265       37,456       34,569
         Impairment Loss .....................        --          7,000         --
                                                 ---------    ---------    ---------
              Gross Voyage Profit ............      66,681       57,791       55,403
                                                 ---------    ---------    ---------
Administrative and General Expenses ..........      24,282       26,406       25,454
Gain on Sale of Land .........................       2,408         --           --
Gain on Sale of Vessels ......................       9,165        7,762         --
                                                 ---------    ---------    ---------
         Operating Income ....................      53,972       39,147       29,949
                                                 ---------    ---------    ---------
Interest:
         Interest Expense ....................      32,102       28,738       27,654
         Investment Income ...................      (1,339)      (1,569)      (1,458)
                                                 ---------    ---------    ---------
                                                    30,763       27,169       26,196
                                                 ---------    ---------    ---------
Income Before Provision (Benefit) for
  Income Taxes, Equity in Net Loss of
  Unconsolidated Entities and
  Extraordinary Item .........................      23,209       11,978        3,753
                                                 ---------    ---------    ---------
Provision (Benefit) for Income Taxes:
         Current .............................       4,086        2,987        3,119
         Deferred ............................       4,131        1,385       (1,773)
         State ...............................         284          301          252
                                                 ---------    ---------    ---------
                                                     8,501        4,673        1,598
                                                 ---------    ---------    ---------
Equity in Net Loss of Unconsolidated
    Entities (Net of Applicable Taxes) .......         (85)        --           --
                                                 ---------    ---------    ---------
Income Before Extraordinary Item .............   $  14,623    $   7,305    $   2,155
                                                 ---------    ---------    ---------
Extraordinary Loss on Early Extinguishment of
   Debt (Net of Income Tax Benefit of $554) ..        --         (1,029)        --
                                                 ---------    ---------    ---------
Net Income ...................................   $  14,623    $   6,276    $   2,155
                                                 =========    =========    =========
Basic and Diluted Earnings Per Share:
       Income Before Extraordinary Loss ......   $    2.28    $    1.09    $    0.32
       Extraordinary Loss ....................        --          (0.15)        --
                                                 ---------    ---------    ---------
       Net Income ............................   $    2.28    $    0.94    $    0.32
                                                 =========    =========    =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (ALL AMOUNTS IN THOUSANDS)


                                                     DECEMBER 31,   DECEMBER 31,
ASSETS                                                   1999           1998
                                                     -----------    -----------
Current Assets:
   Cash and Cash Equivalents .....................     $  18,661      $  32,008
   Marketable Securities .........................        11,337         12,136
   Accounts Receivable, Net of Allowance for
     Doubtful Accounts of $294 and $334 in
     1999 and 1998, Respectively:
       Traffic ...................................        47,855         40,543
       Agents' ...................................         6,660          8,082
       Claims and Other ..........................         7,174          5,243
   Federal Income Taxes Receivable ...............           583          1,325
   Deferred Income Taxes .........................            60           --
   Net Investment in Direct Financing Leases .....         3,137          2,532
   Other Current Assets ..........................         4,134          4,215
   Material and Supplies Inventory, at
     Lower of Cost or Market .....................        12,726         13,130
                                                       ---------      ---------
Total Current Assets .............................       112,327        119,214
                                                       ---------      ---------
Marketable Equity Securities .....................           234            205
                                                       ---------      ---------
Investment in Unconsolidated Entities ............         2,805          3,368
                                                       ---------      ---------
Net Investment in Direct Financing Leases ........       112,032         66,494
                                                       ---------      ---------
Vessels, Property, and Other Equipment, at Cost:
   Vessels and Barges ............................       775,001        745,390
   Other Marine Equipment ........................         7,897          7,776
   Terminal Facilities ...........................        18,470         18,494
   Land ..........................................         1,230          2,317
   Furniture and Equipment .......................        17,222         16,799
                                                       ---------      ---------
                                                         819,820        790,776
Less -  Accumulated Depreciation .................      (379,588)      (356,217)
                                                       ---------      ---------
                                                         440,232        434,559
                                                       ---------      ---------
Other Assets:
    Deferred Charges, Net of Accumulated
      Amortization of $49,880 and $60,494
      in 1999 and 1998, Respectively .............        39,692         38,849
    Acquired Contract Costs, Net of
      Accumulated Amortization of $15,609 and
      $14,154 in 1999 and 1998, Respectively......        14,916         16,371
    Due from Related Parties .....................           580            296
    Other ........................................        12,185         10,448
                                                       ---------      ---------
                                                          67,373         65,964
                                                       ---------      ---------
                                                       $ 735,003      $ 689,804
                                                       =========      =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (ALL AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                               DECEMBER 31,  DECEMBER 31,
                                                                                1999                1998
                                                                             ---------           ---------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
    Current Maturities of Long-Term Debt ..............................      $  23,137           $  17,212
    Current Maturities of Capital Lease Obligations ...................          3,231               2,915
    Accounts Payable and Accrued Liabilities ..........................         50,388              54,146
    Current Deferred Income Tax Liability .............................           --                    27
                                                                             ---------           ---------
Total Current Liabilities .............................................         76,756              74,300
                                                                             ---------           ---------
Billings in Excess of Income Earned and Expenses Incurred .............          5,083               7,099
                                                                             ---------           ---------
Long-Term Capital Lease Obligations, Less Current Maturities ..........          8,853              12,085
                                                                             ---------           ---------
Long-Term Debt, Less Current Maturities ...............................        391,589             349,340
                                                                             ---------           ---------
Other Long-Term Liabilities:
    Deferred Income Taxes .............................................         45,124              40,906
    Claims and Other ..................................................         25,114              28,966
                                                                             ---------           ---------
                                                                                70,238              69,872
                                                                             ---------           ---------
Commitments and Contingent Liabilities

Stockholders' Investment:
    Common Stock, $1.00 Par Value, 10,000,000 Shares
      Authorized, 6,756,330 Shares Issued at
      December 31, 1999 and 1998 ......................................          6,756               6,756
    Additional Paid-In Capital ........................................         54,450              54,450
    Retained Earnings .................................................        130,440             117,399
    Less - 669,143 and 92,018 Shares of Common Stock in
      Treasury, at Cost, at December 31, 1999 and 1998,
      Respectively ....................................................         (8,654)             (1,422)
    Accumulated Other Comprehensive Loss ..............................           (508)                (75)
                                                                             ---------           ---------
                                                                               182,484             177,108
                                                                             ---------           ---------
                                                                             $ 735,003           $ 689,804
                                                                             =========           =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                           (ALL AMOUNTS IN THOUSANDS)

                                                                                                         ACCUMULATED
                                                                  ADDITIONAL                                OTHER
                                                       COMMON      PAID-IN      RETAINED     TREASURY    COMPREHENSIVE
                                                        STOCK       CAPITAL     EARNINGS      STOCK      INCOME (LOSS)      TOTAL
                                                       --------   ----------   ----------    --------    -------------    ---------
Balance at December 31, 1996 .......................   $  6,756   $   54,450   $  112,310    $ (1,133)   $          24    $ 172,407

Comprehensive Income:

    Net Income for Year Ended
      December 31, 1997 ............................       --           --          2,155        --               --          2,155

    Other Comprehensive Income:
      Unrealized Holding Loss on
        Marketable Securities,
        Net of Deferred Taxes of ($46) .............       --           --           --          --                (86)         (86)
                                                                                                                          ---------
Total Comprehensive Income .........................                                                                          2,069

Cash Dividends .....................................       --           --         (1,671)       --               --         (1,671)
                                                       --------   ----------   ----------    --------    -------------    ---------
Balance at December 31, 1997 .......................   $  6,756   $   54,450   $  112,794    $ (1,133)   $         (62)   $ 172,805
                                                       ========   ==========   ==========    ========    =============    =========
Comprehensive Income:

    Net Income for Year Ended
      December 31, 1998 ............................       --           --          6,276        --               --          6,276

    Other Comprehensive Income:
      Unrealized Holding Loss on
        Marketable Securities,
        Net of Deferred Taxes of ($7) ..............       --           --           --          --                (13)         (13)
                                                                                                                          ---------
Total Comprehensive Income .........................                                                                          6,263

Treasury Stock .....................................       --           --           --          (289)            --           (289)

Cash Dividends .....................................       --           --         (1,671)       --               --         (1,671)
                                                       --------   ----------   ----------    --------    -------------    ---------
Balance at December 31, 1998 .......................   $  6,756   $   54,450   $  117,399    $ (1,422)   $         (75)   $ 177,108
                                                       ========   ==========   ==========    ========    =============    =========
COMPREHENSIVE INCOME:

    NET INCOME FOR YEAR ENDED
     DECEMBER 31, 1999 .............................       --           --         14,623        --               --         14,623

    OTHER COMPREHENSIVE INCOME:
      UNREALIZED HOLDING LOSS ON
        MARKETABLE SECURITIES,
        NET OF DEFERRED TAXES OF ($233) ............       --           --           --          --               (433)        (433)
                                                                                                                          ---------
TOTAL COMPREHENSIVE INCOME .........................                                                                         14,190

TREASURY STOCK .....................................       --           --           --        (7,232)            --         (7,232)

CASH DIVIDENDS .....................................       --           --         (1,582)       --               --         (1,582)
                                                       --------   ----------   ----------    --------    -------------    ---------
BALANCE AT DECEMBER 31, 1999 .......................   $  6,756   $   54,450   $  130,440    $ (8,654)   $        (508)   $ 182,484
                                                       ========   ==========   ==========    ========    =============    =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                               1999              1998              1997
                                                                            ---------         ---------         ---------
Cash Flows from Operating Activities:
    Net Income .........................................................    $  14,623         $   6,276         $   2,155
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Depreciation ..................................................       42,056            40,056            37,259
         Amortization of Deferred Charges and Other Assets .............       18,052            22,846            24,429
         Provision (Benefit) for Deferred Income Taxes .................        4,131             1,385            (1,773)
         Equity in Net Loss of Unconsolidated Entities .................           85              --                --
         (Gain) Loss on Sale of Vessels and Other Property .............      (11,598)           (7,765)               20
         Net Revenue from Contract Settlement ..........................      (20,552)             --                --
         Proceeds from Contract Settlement .............................       22,327              --                --
         Impairment Loss ...............................................         --               7,000              --
         Extraordinary Loss ............................................         --               1,029              --
      Changes in:
         Accounts Receivable ...........................................       (7,026)           (7,789)            7,671
         Inventories and Other Current Assets ..........................          556               678               740
         Other Assets ..................................................          110               492            (1,098)
         Accounts Payable and Accrued Liabilities ......................      (10,884)           (6,300)          (11,233)
         Federal Income Taxes Payable ..................................        2,225            (1,009)            2,523
         Unearned Income ...............................................       (2,016)            5,718            (2,732)
         Other Long-Term Liabilities ...................................       (4,509)            1,367             3,839
                                                                            ---------         ---------         ---------
Net Cash Provided by Operating Activities ..............................       47,580            63,984            61,800
                                                                            ---------         ---------         ---------

Cash Flows from Investing Activities:
    Net Investment in Direct Financing Lease ...........................      (55,082)          (56,323)            2,365
    Purchase of Vessels and Other Property .............................      (53,180)          (55,727)          (19,553)
    Additions to Deferred Charges ......................................      (14,497)          (13,955)          (18,302)
    Proceeds from Sale of Vessels and Other Property ...................       25,771            15,484               334
    Purchase of and Proceeds from Short-Term Investments ...............           38            (1,072)           (8,028)
    Investment in and Partial Sale of Unconsolidated Entities ..........           97            (3,368)             --
    Purchase of Marketable Equity Securities ...........................          (20)             --                (778)
    Other Investing Activities .........................................           74                73               135
                                                                            ---------         ---------         ---------
Net Cash Used by Investing Activities ..................................      (96,799)         (114,888)          (43,827)
                                                                            ---------         ---------         ---------

Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt .....................................      128,400           217,435            90,066
    Reduction of Debt and Capital Lease Obligations ....................      (83,142)         (161,156)         (117,250)
    Additions to Deferred Financing Charges ............................         (572)           (2,977)             (136)
    Purchase of Treasury Stock .........................................       (7,232)             (289)             --
    Common Stock Dividends Paid ........................................       (1,582)           (1,671)           (1,671)
    Other Financing Activities .........................................         --                (432)             --
                                                                            ---------         ---------         ---------
Net Cash Provided (Used) by Financing Activities .......................       35,872            50,910           (28,991)
                                                                            ---------         ---------         ---------

Net (Decrease) Increase in Cash and Cash Equivalents ...................      (13,347)                6           (11,018)
Cash and Cash Equivalents at Beginning of Year .........................       32,008            32,002            43,020
                                                                            ---------         ---------         ---------

Cash and Cash Equivalents at End of Year ...............................    $  18,661         $  32,008         $  32,002
                                                                            =========         =========         =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
      The accompanying consolidated financial statements include the accounts of International Shipholding Corporation (a Delaware corporation) and its consolidated subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated.
      The Company uses the cost method to account for investments in entities in which it holds less than a 20% voting interest and in which the Company cannot exercise significant influence over operating and financial activities. The Company uses the equity method to account for investments in entities in which it holds a 20% to 50% voting interest.
      Certain reclassifications have been made to the prior period financial information in order to conform to current year presentation.

NATURE OF OPERATIONS
      The Company, through its subsidiaries, operates a diversified fleet of U.S. and international flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium- to long-term charters or contracts. At December 31, 1999, the Company's fleet consisted of 35 ocean-going vessels, 4 towboats, 16 river barges, 28 special purpose barges, 1,864 LASH barges, and related shoreside handling facilities. The Company's strategy is to
(i) identify customers with marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire, or construct vessels to meet the requirements of those charters or contracts, and (iii) secure financing for the vessels predicated primarily on those charter or contract arrangements.

USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

VOYAGE ACCOUNTING
      Revenues and expenses relating to voyages are recorded on the percentage-of-completion method, except that provisions for loss voyages are recorded when contracts for the voyages are fixed and when losses become apparent for voyages in progress. Use of the percentage-of-completion method requires management to make estimates and assumptions that affect the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

VESSELS AND OTHER PROPERTY
      Costs of all major property additions and betterments are capitalized. Ordinary maintenance and repair costs are expensed as incurred. Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired. No interest was capitalized in 1999 or 1998. Capitalized interest totaled $40,000 for the year ended December 31, 1997. Capitalized interest was calculated based on the interest rates applicable to the financing of the asset under construction.
      Assets under capital leases are recorded on the consolidated balance sheets under the caption Vessels, Property, and Other Equipment, at Cost (SEE NOTE G).
      For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method. Estimated useful lives of Vessels, Terminal Facilities, and Other Marine Equipment are as follows:

                                                               YEARS
                                                               -----
           10 LASH Vessels                                      30
           1 LASH Vessel                                        15
           2 Pure Car Carriers                                  20
           4 Pure Car/Truck Carrier                             20
           1 Coal Carrier                                       15
           9 Other Vessels *                                    25

* Includes one FLASH unit, two ice strengthened multi-purpose vessels, two float-on/float-off special purpose vessels, a dockship, a cape-size bulk carrier, a molten suphur carrier, and a container vessel. At December 31, 1999, the Company's fleet of 35 vessels also included three roll-on/roll-off vessels which it operates, a LASH vessel which has not yet been placed in service, and four cement carriers which the Company owns a 30% interest in.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" issued by the Financial Accounting Standards Board ("FASB"), during 1998, the Company recognized an impairment loss of $7,000,000 on its Cape-Size Bulk Carrier. Depressed freight rates in the market for this type of vessel, along with management's expectation that these conditions will not improve in the near-term, triggered a review of the recoverability of the carrying value of this vessel. The impairment loss was measured as the amount by which the carrying value of the vessel exceeded its fair value. The fair value of the vessel was estimated by determining the present value of its expected future cash flows using a discount rate believed to be commensurate with the risk involved.
      The Company groups all LASH barges into pools with estimated useful lives corresponding to the remaining useful lives of the vessels with which they are utilized. Major barge refurbishments are capitalized and included in the aforementioned group of barge pools.
           From time to time, the Company disposes of barges in the ordinary course of business. In these cases, proceeds from the disposition are credited to the remaining net book value of the respective pool and future depreciation charges are adjusted accordingly.

 INCOME TAXES
      Deferred income taxes are provided on items of income and expense which affect taxable income in one period and financial income in another.
      Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation. However, pursuant to existing U.S. Tax Laws, earnings from certain foreign operations are subject to U.S. income taxes (SEE NOTE D).

FOREIGN CURRENCY TRANSLATION
      All exchange adjustments are charged or credited to income in the year incurred. An exchange loss of $119,000 was recognized for the year ended December 31, 1999, and exchange gains of $347,000 and $175,000 were recognized for the years ended December 31, 1998 and 1997, respectively.

DIVIDEND POLICY
        The Board of Directors declared and paid dividends of 6.25 cents per share for each quarter in 1999 and 1998. Subsequent to year end, a dividend of
6.25 cents per common share was declared to be paid in the first quarter of 2000.

NET INCOME PER COMMON SHARE
      Earnings per common share are based on the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding was 6,424,193, 6,682,216, and 6,682,887 for the years ended December 31, 1999, 1998, and 1997, respectively. Basic and diluted weighted average common shares outstanding were the same for each of these years. The effect of 475,000 stock options granted during 1998, which were terminated and reissued in 1999, was anti-dilutive (SEE NOTE C).

SUBSIDY AGREEMENTS
      The Company's operating differential subsidy ("ODS") agreement with the U.S. Maritime Administration ("MarAd"), an agency of the Department of Transportation under Title VI of the Merchant Marine Act of 1936, as amended, under which the Company operated a fleet of four U.S. flag vessels in a liner service between ports on the U.S. Gulf/U.S. Atlantic Coast and South Asia (Trade Routes 18 and 17), expired upon completion, during the first quarter of 1997, of voyages in progress at December 31, 1996. Under this agreement, MarAd paid the excess of certain vessel expenses over comparable vessel expenses of principal foreign competitors in each respective trade route.
       The Maritime Security Act ("MSA"), which provides for a new subsidy program for certain U.S. flag vessels, was signed into law in October of 1996. Seven of the Company's vessels qualify for MSA participation including three of the four aforementioned LASH vessels which operated under ODS, two of the Company's Pure Car Carriers ("PCC"), and two Pure Car/Truck Carrier ("PCTC") that the Company had purchased and placed into service in 1998 and 1999. MSA eliminated the trade route restrictions imposed by the ODS program and allows flexibility to operate freely in the competitive market. MSA provides for annual subsidy payments of $2,100,000 per year per vessel through September 30, 2005. These payments are subject to appropriation each year and are not guaranteed. Under the previous ODS agreement, subsidy payments were approximately $5,800,000 per year per vessel. In an effort to partially offset the decrease in the amount of subsidy payments to be provided under MSA, as compared to ODS, the Company has implemented initiatives to reduce shipboard costs and shoreside expenses.

SELF-RETENTION INSURANCE
      The Company is self-insured for most Personal Injury and Cargo claims under $1,000,000, for Hull claims under $2,500,000, and for claims for Loss of Hire under 60 days. The Company maintains insurance for individual claims over the above levels and maintains Stop Loss insurance to cover aggregate claims between those levels and the primary deductible levels. Primary deductibles are $25,000 for Hull, Personal Injury, and Cargo, $1,000 for LASH barges, and 10 days for Loss of Hire. The Company is responsible for all claims under the primary deductibles. Under the Stop Loss insurance, claim costs between the primary deductible and $1,000,000 and $2,500,000, as applicable, are the responsibility of the Company until the aggregate Stop Loss amount is met. The aggregate annual Stop Loss, excluding primary deductibles, is $6,000,000 for each of the policy years ending June 26, 2000, 1999, and 1998. After the Company has retained the aggregate amounts, all additional claims are recoverable from underwriters.
      Provisions for losses are recorded based on the Company's estimate of the eventual settlement costs. The current portions of these liabilities were $7,943,000 and $6,627,000 at December 31, 1999 and 1998, respectively, and the noncurrent portions of these liabilities were $5,588,000 and $10,251,000 at December 31, 1999 and 1998, respectively.

STOCK REPURCHASE PROGRAM
      In October of 1998, the Company's Board of Directors approved a stock repurchase program to buy up to 500,000 shares of its common stock. In October of 1999, the Company had completed the program. In October of 1999, the Company's Board of Directors approved another stock repurchase program to buy up to 1,000,000 shares of its common stock, based on the Board's belief that the current market value of the Company's common stock does not adequately reflect the Company's inherent value. The repurchases are expected to be made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending upon financial and market conditions or as otherwise provided by the Securities and Exchange Commission and New York Stock Exchange rules and regulations. As of December 31, 1999, 595,700 shares had been repurchased under these two programs, of which 577,125 had been repurchased during 1999, for a total cost of $7,521,000 at an average market price of $12.68 per share. Subsequent to year-end as of February 14, 2000, the Company repurchased an additional 4,300 shares for a total cost of approximately $51,000 at an average market price of $11.77 per share.

NEW ACCOUNTING PRONOUNCEMENTS
      During 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 was effective for fiscal years beginning after December 15, 1997, and the required disclosures are included herein (SEE NOTE C).

      During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to June 15, 2000. The Company has not chosen early adoption and, as it is not possible to predict the Company's derivative position at the time this standard will be applied, it is unknown what effect, if any, SFAS No. 137 will have on its financial statements once adopted. While the Company has not yet quantified the impact on its financial statements, the Company does not believe adoption will have a material impact on net income, although adoption is likely to increase volatility of comprehensive income and accumulated other comprehensive income.

      In April of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has adopted the SOP which had no material impact on its financial statements.

      During 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 131 and the required disclosures are included herein (SEE NOTE I).


NOTE B - LONG-TERM DEBT

                                                                             (ALL AMOUNTS IN THOUSANDS)

                                    INTEREST RATE                                TOTAL PRINCIPAL DUE
                                ---------------------------                 ----------------------------
                                DECEMBER 31,   DECEMBER 31,                 DECEMBER 31,    DECEMBER 31,
DESCRIPTION                         1999           1998           DUE           1999            1998
-----------------------------   ------------   ------------   -----------   ------------    ------------
Unsecured Senior Notes -
     Fixed Rate .............      7.75-9.00%     7.75-9.00%   2003-2007    $    199,919    $    202,390
Fixed Rate Notes Payable ....      6.70-8.50%     6.70-8.50%   2000-2008          33,693          39,438
Variable Rate Notes Payable .      6.79-7.28%     6.03-6.63%   2001-2009         136,043          66,857
U.S. Government Guaranteed
     Ship Financing Notes and
     Bonds - Fixed Rate .....           8.30%          8.30%     2009             23,071          28,867
Lines of Credit .............           7.50%          6.41%     2001             22,000          29,000
                                                                            ------------    ------------
                                                                            $    414,726    $    366,552
                               Less Current Maturities                           (23,137)        (17,212)
                                                                            ------------    ------------
                                                                            $    391,589    $    349,340
                                                                            ============    ============

      On January 22, 1998, the Company issued a new series of $110,000,000 aggregate principal amount 7 3/4% Senior Notes due 2007 (the "Notes"). The net proceeds from these Notes were used to repay certain indebtedness of the Company's subsidiaries during the first quarter of 1998. Upon retirement of this indebtedness, the Company incurred an Extraordinary Loss on Early Extinguishment of Debt of approximately $1,029,000, net of taxes.

      The aggregate principal payments required as of December 31, 1999, for each of the next five years are $23,137,000 in 2000, $48,045,000 in 2001,
$17,717,000 in 2002, $110,395,000 in 2003, and $15,957,000 in 2004. In addition to regularly scheduled principal payments, the $48,045,000 required in 2001 includes repayment of the $22,000,000 drawn on the Company's line of credit as of December 31, 1999. During early 2000, $3,000,000 was repaid on those lines of credit before their scheduled maturity in 2001.

      Certain of the vessels and barges owned by the Company are mortgaged under certain debt agreements. The Company has eight vessels and 558 LASH barges pledged with a net book value totaling $315,357,000. Additional collateral includes a security interest in certain operating contracts and receivables. The remaining indebtedness of the Company is unsecured. Most of these agreements, among other things, impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit the Company from incurring, without prior written consent, additional debt or lease obligations, except as defined. The Company has consistently met the minimum working capital and net worth requirements during the period covered by the agreements and is in compliance with these requirements as of December 31, 1999.

      The most restrictive of the Company's credit agreements prohibit the declaration or payment of dividends unless (1) the total of (a) all dividends paid, distributions on, or other payments made with respect to the Company's capital stock during the period beginning January 1, 1999, and ending on the date of dividend declaration or other payment and (b) all investments other than Qualified Investments (as defined) of the Company and certain designated subsidiaries will not exceed the sum of $10,000,000 plus 50% (or, in case of a loss, minus 100%) of the Company's consolidated net income during the period described above plus the net cash proceeds received from the issuance of common stock by the Company during the above period, and (2) no default or event of default has occurred.

      Certain of the Company's loan agreements also restrict the ability of the Company's subsidiaries to make dividend payments, loans, or advances, the most restrictive of which contain covenants that prohibit payments of dividends, loans, or advances to the Company from Sulphur Carriers, Inc. unless certain financial ratios are maintained. As long as those ratios are maintained, there is no restriction on loans or advances to the Company from that subsidiary, but dividends are restricted to 40% of undistributed earnings. Certain other loan agreements restrict the ability of the Company's subsidiaries to dispose of assets to such a degree that the remaining assets' book values are less than the value of the collateralized assets.

      The amounts of potentially restricted net assets were as follows:

                                                     (ALL AMOUNTS IN THOUSANDS)
                                                     DECEMBER 31,   DECEMBER 31,
                                                         1999           1998
                                                     ------------   ------------
Enterprise Ship Company ..........................   $     61,645   $     67,072
Sulphur Carriers, Inc. ...........................         29,528         27,492
                                                     ------------   ------------
      Total Restricted Net Assets ................   $     91,173   $     94,564
                                                     ============   ============

      At December 31, 1999, the Company had available one line of credit totaling $48,000,000 used to meet short-term requirements when fluctuations occur in working capital. As of December 31, 1999, the Company had drawn $22,000,000 on this line of credit of which $3,000,000 was repaid in early 2000. At December 31, 1998, the Company had a line of credit available for $50,000,000 of which $29,000,000 was drawn with this amount being fully repaid during 1999. Early in the first quarter of 1999, the Company amended the aforementioned $50,000,000 revolving credit facility to the current facility of $48,000,000.
      Under certain of the above described loan agreements, deposits are made into bank retention accounts to meet the requirements of the applicable agreements. These escrowed amounts totaled $505,000 and $681,000 at December 31, 1999 and 1998, respectively, and were included in Cash and Cash Equivalents.


NOTE C - EMPLOYEE BENEFIT PLANS

PENSION AND POSTRETIREMENT BENEFITS

      The Company's defined benefit retirement plan covers all full-time employees of domestic subsidiaries who are not otherwise covered under union-sponsored plans. The benefits are based on years of service and the employee's highest sixty consecutive months of compensation. The Company's funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation. Plan assets consist primarily of investments in certain bank common trust funds of trust quality assets and money market holdings. The Company's postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents. The following table sets forth the plans' funded status and costs recognized by the Company:

                                                         PENSION PLAN                POSTRETIREMENT BENEFITS
                                                 -----------------------------     -----------------------------
(ALL AMOUNTS IN THOUSANDS)                       DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                    1999             1998             1999             1998
                                                 ------------     ------------     ------------     ------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year ......   $     15,717     $     13,358     $      9,261     $      8,036
Service cost .................................            756              704               90              131
Interest cost ................................          1,024              969              549              585
Actuarial (gain) loss ........................         (2,173)           1,414           (1,736)             906
Benefits paid ................................           (753)            (620)            (448)            (397)
Expenses paid ................................            (98)            (108)            --               --
                                                 ------------     ------------     ------------     ------------
Benefit obligation at end of year ............         14,473           15,717            7,716            9,261
                                                 ------------     ------------     ------------     ------------
CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year         16,028           15,042             --               --
Actual return on plan assets .................          1,521            1,130             --               --
Employer contribution ........................            409              584              448              397
Benefits paid ................................           (753)            (620)            (448)            (397)
Expenses paid ................................            (98)            (108)            --               --
                                                 ------------     ------------     ------------     ------------
Fair value of plan assets at end of year .....         17,107           16,028             --               --
                                                 ------------     ------------     ------------     ------------
Funded status ................................          2,634              311           (7,716)          (9,261)
Unrecognized net actuarial (gain) loss .......         (2,868)            (278)             529            2,307
Unrecognized prior service cost ..............             57               76             --               --
                                                 ------------     ------------     ------------     ------------
Prepaid (accrued) benefit cost ...............   $       (177)    $        109     $     (7,187)    $     (6,954)
                                                 ============     ============     ============     ============
WEIGHTED-AVERAGE ASSUMPTIONS

Discount rate ................................           7.75%            6.75%            7.75%            6.75%
Expected return on plan assets ...............           7.50%            8.00%             N/A              N/A
Rate of compensation increase ................           5.50%            5.50%             N/A              N/A
                                                    FOR THE YEAR ENDED DECEMBER 31,         FOR THE YEAR ENDED DECEMBER 31,
COMPONENTS OF NET PERIODIC BENEFIT COST                 1999                1998                1999               1998
                                                  ----------------    ----------------    ----------------   ----------------
Service cost ..................................   $            756    $            704    $             90   $            131
Interest cost .................................              1,024                 969                 549                585
Actual return on plan assets ..................             (1,520)             (1,127)               --                 --
Amortization of prior service cost ............                 19                  27                --                 --
Amortization of unrecognized net actuarial loss                417                  10                  42                 57
                                                  ----------------    ----------------    ----------------   ----------------
Net periodic benefit cost .....................   $            696    $            583    $            681   $            773
                                                  ================    ================    ================   ================

     For measurement purposes, the health and dental care cost trend rate was assumed to be 9.0% for 1999, decreasing steadily by .50% per year over the next eight years to a long-term rate of 5%. A one percent change in the assumed health care cost trend rates would have the following effects:

      (ALL AMOUNTS IN THOUSANDS)                                            1% INCREASE   1% DECREASE
                                                                            -----------   -----------
Change in total service and interest cost components
   for the year ended  December 31, 1999 ................................   $        61   $       (50)
Change in postretirement benefit obligation as of December 31, 1999 .....           747          (633)

      Crew members on the Company's U.S. flag vessels belong to union-sponsored pension plans. The Company contributed approximately $2,169,000, $2,339,000, and $2,496,000 to these plans for the years ended December 31, 1999, 1998, and 1997, respectively. These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members. Information from the plans' administrators is not available to permit the Company to determine whether there may be unfunded vested benefits.

      The Company continues to evaluate ways in which it can better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of reported obligation and annual expense.

STOCK INCENTIVE PLAN

      In April of 1998, the Company established a stock-based compensation plan, the Stock Incentive Plan (the "Plan"). The purpose of the Plan is to increase shareholder value and to advance the interest of the Company by furnishing a variety of economic incentives designed to attract, retain, and motivate key employees and officers and to strengthen the mutuality of interests between such employees, officers, and the Company's shareholders. Incentives consist of opportunities to purchase or receive shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, or other stock-based awards. Under the Plan, the Company may grant incentives to its eligible Plan participants for up to 650,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. In April of 1998, options to purchase 475,000 shares of common stock were granted to certain qualified participants at an exercise price of $17.1875 per share. In July of 1999, these options were terminated and reissued at an exercise price of $14.125 per share. No options were exercised or forfeited during the year. All options vested immediately upon the grant date. Therefore, all 475,000 options were exercisable at December 31, 1999. The stock options are due to expire on April 14, 2008.

      The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for the Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. If the Company had determined compensation cost for the Plan based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the year ended December 31, 1999, would have been reduced to the pro forma amounts indicated below:

                                                 AS REPORTED         PROFORMA
                                               --------------     --------------
            Net income ...................     $   14,623,000     $   12,699,000
            Earnings per share ...........     $         2.28     $         1.98

      The fair value of each of the 475,000 options granted during 1999 estimated on the date of grant was $6.23 using the Black-Scholes option-pricing model assuming expected volatility of 18.42% and a risk-free rate of 5.99%. The remaining contractual life of each option as of December 31, 1999, was 8.289 years.

LIFE INSURANCE
      The Company has agreements with the Chairman and President of the Company whereby their estates will be paid approximately $822,000 and $626,000, respectively upon death. The Company reserved amounts to fund a portion of these death benefits which amounted to $800,000 and holds an insurance policy which covers the remainder.


NOTE D - INCOME TAXES

      The Federal income tax returns of the Company are filed on a consolidated basis and include the results of operations of its wholly-owned U.S. subsidiaries. Pursuant to the Tax Reform Act of 1986, the earnings of foreign subsidiaries ($3,528,000 in 1999, $2,245,000 in 1998, and $2,369,000 in 1997)
are also included.
      Prior to 1987, deferred income taxes were not provided on undistributed foreign earnings of $6,689,000, all of which are expected to remain invested abroad indefinitely. In accordance with the Tax Reform Act of 1986, commencing in 1987 earnings generated from profitable controlled foreign subsidiaries are subject to Federal income taxes.

      Components of the net deferred tax liability/(asset) are as follows:


                                                   DECEMBER 31,    DECEMBER 31,
(ALL AMOUNTS IN THOUSANDS)                             1999           1998
                                                   ------------    ------------

Liabilities:
     Fixed Assets ..............................   $     50,776    $     48,074
     Deferred Charges ..........................         12,400           9,326
     Unterminated Voyage Revenue/
          Expense ..............................          1,979           2,541
     Intangible Assets .........................          5,221           5,730
     Deferred Insurance Premiums ...............            698           1,106
     Deferred Intercompany Transactions ........          2,530           2,530
     Other Liabilities .........................          1,017           1,271
                                                   ------------    ------------
Total Liabilities ..............................         74,621          70,578
                                                   ------------    ------------
Assets:
     Insurance and Claims Reserve ..............         (3,794)         (4,788)
     Deferred Intercompany Transactions ........         (2,530)         (2,530)
     Post-Retirement Benefits ..................         (2,583)         (2,453)
     Alternative Minimum Tax Credit Carryforward        (10,376)         (9,354)
     Net Operating Loss Carryforward/
          Unutilized Deficit ...................         (5,181)         (6,247)
     Valuation Allowance .......................            879             879
     Other Assets ..............................         (5,972)         (5,152)
                                                   ------------    ------------
Total Assets ...................................        (29,557)        (29,645)
                                                   ------------    ------------
Total Deferred Tax Liability, Net ..............   $     45,064    $     40,933
                                                   ============    ============

     The following is a reconciliation of the U.S. statutory tax rate to the Company's effective tax rate:

                                                   Year Ended December 31,
                                             1999          1998          1997
                                           --------      --------      --------
Statutory Rate .......................         35.0%         35.0%         35.0%
State Income Taxes ...................          1.2%          2.9%          6.7%
Other ................................          0.5%          1.7%          0.8%
                                           --------      --------      --------
                                               36.7%         39.6%         42.5%
                                           ========      ========      ========

      The Company has available at December 31, 1999, unused operating loss carryforwards of $3,857,000 and unused foreign deficits of $10,862,000. The operating loss carryforwards will expire in 2002. The unused foreign deficits are available only to offset foreign earnings and do not expire.
      Foreign income taxes of $532,000, $546,000, and $596,000 are included in the Company's consolidated statements of income in the Provision for Income Taxes for the years ended December 31, 1999, 1998, and 1997, respectively. The Company pays foreign income taxes in Indonesia and Thailand.


NOTE E - TRANSACTIONS WITH RELATED PARTIES

      During 1990, the Company sold one of its subsidiaries to a former employee at a sales price of $500,000. At the end of 1993, the Company sold another subsidiary to the same party for a sales price of $692,000. The total receivable outstanding from this related party totaled $296,000 and $369,000 at December 31, 1999 and 1998, respectively, and is due over a period of ten years from the date of the 1993 sale. The long-term portion of this receivable is included in Due from Related Parties, and the current portion is included in Accounts Receivable - Claims and Other. Collections on the total receivable were $74,000 for each of the years ended December 31, 1999 and 1998. Interest income on this receivable is earned at the rate of 6% for the first five years and a variable rate of LIBOR plus 2% thereafter and amounted to $25,000, $25,000, and $29,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

      During 1992, a son of the President of the Company became a partner of the legal firm of Jones, Walker, Waechter, Poitevent, Carrere and Denegre which has been utilized for various legal services since the

Company's inception. The Company made payments to the firm totaling approximately $1,533,000, $1,102,000, and $958,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Amounts of $125,000 were due to the legal firm at December 31, 1999, which was included in Accounts Payable and Accrued Liabilities or Deferred Credits, and no amounts were due at December 31, 1998.

      During 1998, a wholly-owned subsidiary of the Company, LMS Shipmanagement, Inc. ("LMS"), entered into agreements with Belden Shipping Pte Ltd ("Belden") to provide ship management services, beginning in 1999 from which revenues of approximately $203,000 were earned during that year. The Company acquired a 37.5% interest in Belden during 1998, of which 7.5% interest was sold in 1999. The Company also acquired a 37.5% interest in Carson Shipping, Inc. ("Carson") during 1998, of which 7.5% interest was sold in 1999 (SEE NOTE J). The Company has long-term receivables, included in Due from Related Parties, from Belden and Carson totaling approximately $21,000 and $337,000, respectively, as of December 31, 1999.

NOTE F - COMMITMENTS AND CONTINGENCIES

COMMITMENTS
      As of December 31, 1999, 19 vessels that the Company owns or operates were under various contracts extending beyond 1999 and expiring at various dates through 2024. Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

      Subsequent to year-end, the Company entered into two contracts to hedge a portion of its estimated 2000 fuel purchases related to its LINER SERVICES segment (SEE NOTE L). The contracts are effective for one year beginning January 4, 2000, and January 6, 2000, respectively, and are based on a notional amount
(tons) of fuel. The contracts require that a payment be made for the difference between the contract rate, $110 and $116.77 per ton, respectively, and the market rate for the fuel with settlements made monthly.

      In December of 1998, the Company entered into an interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. The contract requires that a payment be made, semiannually, for the difference between the fixed rate, 5.275%, and the floating rate, and will expire in December of 2008. During September of 1999, the Company entered into another interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. The contract requires that a payment be made, semiannually, for the difference between the fixed rate, 7.7%, and the floating rate, and is scheduled to expire in September of 2004 (SEE NOTE L FOR FURTHER DETAILS ON THESE SWAP AGREEMENTS).

      The Company also maintains lines of credit totaling $1,700,000 to cover standby letters of credit for membership in various shipping conferences.

CONTINGENCIES
      In the normal course of its operations, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters. While the Company believes it has meritorious defenses against these claims, management has used significant estimates in determining the Company's potential exposure. Where appropriate, the Company has booked provisions, included in Other Long-Term Liabilities: Claims and Other, to cover its potential exposure and anticipated recoveries from insurance companies, included in Other Assets. It is reasonably possible that a change in the Company's estimate of its exposure could occur. Although it is difficult to predict the costs of ultimately resolving such issues, the Company does not expect such costs will have a material effect on the Company's financial position or results of operations.

NOTE G - LEASES

      In 1998, the Company entered into a direct financing lease of a foreign flag pure car/truck carrier expiring in 2018. In 1999, the Company entered into another direct financing lease of a foreign flag pure car/truck carrier expiring in 2019. The schedule of future minimum rentals to be received under these two direct financing leases in effect at December 31, 1999, is as follows:

                                                              RECEIVABLES UNDER
(ALL AMOUNTS IN THOUSANDS)                                    FINANCING LEASES
                                                              -----------------
Year Ended December 31,
             2000 .........................................   $          17,239
             2001 .........................................              17,192
             2002 .........................................              17,192
             2003 .........................................              17,142
             2004 .........................................              16,593
             Thereafter ...................................             212,044
                                                              -----------------
Total Minimum Lease Payments Receivable ...................             297,402
Estimated Residual Values of Leased Properties ............               4,103
Less Unearned Income ......................................            (186,336)
                                                              -----------------
Total Net Investment in Direct Financing Leases ...........             115,169
    Current Portion .......................................              (3,137)
                                                              -----------------
Long-Term Net Investment in Direct
    Financing Leases at December 31, 1999 .................   $         112,032
                                                              =================

     The Company entered into sale-leaseback agreements in 1991 and 1992 for a group of the Company's LASH barges. These leases meet the required criteria for a capital lease and are accounted for as such. The terms of the leases are 12 years. The capital leases are included in Vessels, Property, and Other Equipment as follows:

                                                   DECEMBER 31,    DECEMBER 31,
(ALL AMOUNTS IN THOUSANDS)                             1999            1998
                                                   ------------    ------------
LASH Barges ....................................   $     24,936    $     24,936
Less Accumulated Depreciation ..................        (16,582)        (14,493)
                                                   ------------    ------------
   Total .......................................   $      8,354    $     10,443
                                                   ============    ============

     The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the minimum payments as of December 31, 1999:

                                                                 PAYMENTS UNDER
(ALL AMOUNTS IN THOUSANDS)                                       CAPITAL LEASES
                                                                 --------------
Year Ended December 31,
             2000 ............................................   $        4,514
             2001 ............................................            5,414
             2002 ............................................            3,080
             2003 ............................................            2,125
                                                                 --------------
                                                                         15,133
Less Interest ................................................           (3,049)
                                                                 --------------
Present Value of Future Minimum Payments
   (BASED ON A WEIGHTED AVERAGE OF 10.39%) ...................   $       12,084
                                                                 ==============

      The Company conducts certain of its operations from leased office facilities and uses certain transportation and other equipment under operating leases expiring at various dates through 2008. Rent expense related to operating leases totaled approximately $7,078,000, $6,264,000, and $6,143,000, for the years ended December 31, 1999, 1998, and 1997, respectively. The following is a schedule, by year, of future minimum payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 1999:

                                                                 PAYMENTS UNDER
(ALL AMOUNTS IN THOUSANDS)                                      OPERATING LEASES
                                                                ----------------
Year Ended December 31,
             2000 ...........................................   $          2,899
             2001 ...........................................              2,740
             2002 ...........................................              2,413
             2003 ...........................................              1,585
             2004 ...........................................                417
             Thereafter .....................................              1,548
                                                                ----------------
Total Future Minimum Payments ...............................   $         11,602
                                                                ================


NOTE H - DEFERRED CHARGES AND ACQUIRED CONTRACT COSTS

      The Company defers certain costs related to the drydocking of vessels and financing costs. Deferred drydocking costs are amortized over the period between drydockings (generally two to five years). Financing charges are amortized over the life of the applicable debt involved. These deferred costs are all amortized based on a straight-line basis and are comprised of the following:

                                                   DECEMBER 31,    DECEMBER 31,
      (ALL AMOUNTS IN THOUSANDS)                       1999            1998
                                                   -------------   -------------
Drydocking Costs ...............................   $      32,222   $      29,897
Financing Charges and Other ....................           7,470           8,952
                                                   -------------   -------------
                                                   $      39,692   $      38,849
                                                   =============   =============

      The Acquired Contract Cost represents the portion of the purchase price paid for Waterman Steamship Corporation applicable primarily to that company's maritime prepositioning ship contract agreements. The Company amortized the acquired contract cost using the straight-line method over the contract's useful life of twenty-one years from the acquisition date.

NOTE I - SIGNIFICANT OPERATIONS

MAJOR CUSTOMERS
      The Company has several medium- to long-term contracts related to the operations of various vessels (SEE NOTE F), from which revenues represent a significant amount of the Company's total revenue. Revenues from the contracts with the United States Military Sealift Command ("MSC") were $68,014,000, $75,872,000, and $72,444,000 for the years ended December 31, 1999, 1998, and
1997, respectively. Additionally, the Company operates three U.S. flag LASH vessels on subsidized liner service. Revenues, including subsidy revenue, from this operation were $127,799,000, $126,524,000, and $125,323,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

CONCENTRATIONS
      A significant portion of the Company's traffic receivables is due from contracts with MSC and transportation of government sponsored cargo. There are no other concentrations of receivables from customers or geographic regions that exceed 10% of stockholders' investment at December 31, 1999 or 1998.

      With only minor exceptions related to personnel aboard certain foreign flag vessels, most of the Company's shipboard personnel are covered by collective bargaining agreements.

GEOGRAPHIC INFORMATION
      The Company has operations in several principal markets, including international service between the U.S. Gulf and East Coast ports and ports in the Middle East, Far East, and northern Europe, and domestic transportation services along the U.S. Gulf and East Coast. Revenues attributable to the major geographic areas of the world are presented in the following table. Revenues for the TIME CHARTER CONTRACTS and CONTRACTS OF AFFREIGHTMENT are assigned to region based on the location of the customer. Revenues for the LINER SERVICES are presented based on the location of the ports serviced by this segment. Because the Company operates internationally, most of its assets are not restricted to specific locations. Accordingly, an allocation of identifiable assets to specific geographic areas is not possible.

                                                                         FOR THE YEAR ENDED DECEMBER 31,
(ALL AMOUNTS IN THOUSANDS)                                                 1999       1998       1997
                                                                         --------   --------   --------
United States ........................................................   $130,764   $140,750   $143,627
Asian countries ......................................................     54,397     45,809     43,462
Liner services operating between:
       U.S. Gulf / East Coast ports and ports in South Asia ..........    127,799    126,524    125,323
       U.S. Gulf / East Coast ports and ports in Northern Europe .....     55,464     68,044     74,164

Other countries ......................................................      4,785      3,021      4,480
                                                                         --------   --------   --------
       Total Revenues ................................................   $373,209   $384,148   $391,056
                                                                         ========   ========   ========

OPERATING SEGMENTS
      The Company's three operating segments are identified primarily based on the characteristics of the contracts or terms under which the fleet of vessels and barges are operated. The Company also reports an OTHER category that includes results of several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting, and other specialized services primarily to the Company's operating segments described below. Also included in the OTHER category are corporate related items, results of insignificant operations, and income and expense items not allocated to reportable segments. Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates. The Company's operating segments are identified and described below.

      LINER SERVICES: A liner service operates a vessel or vessels on an established trade route with regularly scheduled sailing dates. The Company receives revenues for the carriage of cargo within the established trading area and pays the operating and voyage expenses incurred. The Company's LINER SERVICES include a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia and a foreign flag transatlantic liner service operating between U.S. Gulf and East Coast ports and ports in northern Europe.

      TIME CHARTER CONTRACTS: These are contracts by which the charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but the Company retains operations control over the vessel. Typically, the Company fully equips the vessel and is responsible for normal operating expenses, repairs, wages and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. The Company's TIME CHARTER CONTRACTS include those by which the MSC charters LASH, Roll-On/Roll-Off, and Ice Strengthened Multi-Purpose Vessels for contracts of varying terms. Also included in this segment are contracts with car manufacturers for two Pure Car Carriers and four Pure Car/Truck Carriers and with an electric utility for a conveyor-equipped, self-unloading coal carrier. Additionally, the Company's Cape-Size Bulk Carrier currently operating in the spot market is included in this segment.

      CONTRACTS OF AFFREIGHTMENT ("COA"): These are contracts by which the Company undertakes to provide space on its vessel(s) for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried. Generally, the Company is responsible for all operating and voyage expenses. The Company's COA segment includes a sulphur transportation contract with a major sulphur producer and a contract to provide ocean transportation services to a major mining company at its mine in West Irian Jaya, Indonesia. Also included in this segment is a coal transportation contract with a Florida-based electric utility which was terminated by the utility company in December of 1998. The Company received a settlement for $22,975,000 in July of 1999.

      The following table presents information about segment profit and loss and segment assets. The Company does not allocate interest income, administrative and general expenses, equity in unconsolidated entities, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provide specialized services to the operating segments.

                                                                                      TIME
                                                                        LINER       CHARTER     CONTRACTS OF
(ALL AMOUNTS IN THOUSANDS)                                             SERVICES    CONTRACTS    AFFREIGHTMENT    OTHER      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
1999
REVENUES FROM EXTERNAL CUSTOMERS ..................................   $ 183,477    $ 130,477    $      30,592   $ 8,111   $ 352,657
NET REVENUE FROM CONTRACT SETTLEMENT ..............................        --           --             20,552      --        20,552
INTERSEGMENT REVENUES .............................................        --           --               --      36,673      36,673
GROSS VOYAGE PROFIT BEFORE DEPRECIATION ...........................      16,983       51,004           32,946     5,013     105,946
DEPRECIATION AND AMORTIZATION .....................................      20,159       27,847            8,297     1,014      57,317
INTEREST EXPENSE ..................................................       5,991       17,400            8,059       652      32,102
(LOSS) GAIN ON SALE OF VESSELS AND LAND ...........................        (365)       7,753             --       4,185      11,573
SEGMENT (LOSS) PROFIT BEFORE INTEREST INCOME,
    ADMINISTRATIVE AND GENERAL EXPENSES, EQUITY IN
    UNCONSOLIDATED ENTITIES AND TAXES .............................      (3,857)      23,843           18,295     7,871      46,152
SEGMENT ASSETS ....................................................     120,998      340,060          133,404    12,410     606,872
EXPENDITURES FOR SEGMENT ASSETS ...................................      19,976       45,503              857     1,913      68,249
------------------------------------------------------------------------------------------------------------------------------------
1998
Revenues from external customers ..................................   $ 194,568    $ 125,558    $      56,154   $ 7,868   $ 384,148
Intersegment revenues .............................................        --           --               --      36,676      36,676
Gross voyage profit before depreciation ...........................      34,215       44,597           19,134     4,301     102,247
Depreciation and amortization .....................................      18,760       32,427            7,789     1,326      60,302
Interest expense ..................................................       6,246       12,452            8,897     1,143      28,738
Impairment loss ...................................................        --         (7,000)            --        --        (7,000)
Gain on sale of vessel ............................................        --          7,762             --        --         7,762
Segment profit before interest income,
     administrative and general expenses and taxes ................      15,037       15,695            3,648     2,435      36,815
Segment assets ....................................................     118,257      275,882          141,058    21,076     556,273
Expenditures for segment assets ...................................      19,410      104,183            4,415     3,005     131,013
------------------------------------------------------------------------------------------------------------------------------------
1997
Revenues from external customers ..................................   $ 199,487    $ 121,540    $      60,406   $ 9,623   $ 391,056
Intersegment revenues .............................................        --           --               --      35,565      35,565
Gross voyage profit before depreciation ...........................      22,583       42,624           21,903     2,862      89,972
Depreciation and amortization .....................................      18,114       32,383            7,288     1,213      58,998
Interest expense ..................................................       6,301       10,942            9,287     1,124      27,654
Segment profit before interest income,
     administrative and general expenses and taxes ................       4,408       16,345            6,088       908      27,749
Segment assets ....................................................     112,519      222,462          144,390    21,403     500,774
Expenditures for segment assets ...................................      14,444       16,547            1,274     5,726      37,991
------------------------------------------------------------------------------------------------------------------------------------

      Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(ALL AMOUNTS IN THOUSANDS)

                                                                  For the year ended December 31,
PROFIT OR LOSS:                                              1999              1998           1997
                                                         -------------    -------------   -------------
Total profit for reportable segments .................   $      46,152    $      36,815   $      27,749
Unallocated amounts:
       Interest income ...............................           1,339            1,569           1,458
       Administrative and general expenses ...........          24,282           26,406          25,454
       Equity in unconsolidated entities .............             (85)            --              --
                                                         -------------    -------------   -------------
Income before income taxes and extraordinary items ...   $      23,124    $      11,978   $       3,753
                                                         =============    =============   =============
                                                         December 31,     December 31,    December 31,
ASSETS:                                                      1999             1998            1997
                                                         -------------    -------------   -------------
Total assets for reportable segments .................   $     606,872    $     556,273   $     500,774
Unallocated amounts ..................................         128,131          133,531         117,430
                                                         -------------    -------------   -------------
                                                         $     735,003    $     689,804   $     618,204
                                                         =============    =============   =============

      Unallocated assets include Current Assets of $112,327,000, $119,214,000, and $107,800,000, as of December 31, 1999, 1998, and 1997, respectively. The Company manages its Current Assets on a corporate rather than segment basis.

NOTE J - UNCONSOLIDATED ENTITIES

      During 1998, the Company acquired a 37.5% interest in Belden and three cement carrier companies, Shining Star Malta Ltd. ("Shining"), Echelon Shipping Inc. ("Echelon"), and Carson for approximately $3.4 Million. Shining, Echelon, and Carson each own and operate one cement carrying vessel under medium- to long-term contracts and are managed by Belden. During 1999, the Company sold 7.5% of its 37.5% interest in each of the aforementioned companies for approximately $806,000. In late 1999, the Company acquired a 30% interest in another cement carrier company, Goodtime Shipping Inc., for approximately $633,000 whose cement carrier is also managed by Belden. LMS, a wholly-owned subsidiary of the Company, has been providing ship management services for Belden beginning in 1999. The Company's portion of their combined losses at December 31, 1999 was $131,000, which is reported in the Company's consolidated statements of income net of taxes. The Company's portion of the combined earnings from the date of the investment until December 31, 1998, was not material. No distributions were made during 1999 and 1998.

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

                                                      YEAR ENDED DECEMBER 31,
(ALL AMOUNTS IN THOUSANDS)                          1999       1998       1997
                                                  --------   --------   --------

Non-Cash Investing and Financing Activities:
       Current Liabilities to be Refinanced ...       --         --     $ 22,511

Cash Payments:
       Interest Paid ..........................   $ 30,344   $ 27,380   $ 26,818
       Taxes Paid .............................      3,075      4,319      3,321

      During 1998, the Company sold one of its foreign flag pure car carriers for $18,200,000 of which $15,200,000 was received in cash and $3,000,000 in the form of a four-year promissory note. During 1999, the Company sold an additional foreign flag pure car carrier for $18,200,000 of which $15,200,000 was received in cash and $3,000,000 in the form of a four-year promissory note.

      For purposes of the accompanying consolidated statements of cash flows, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

      The estimated fair values of the Company's financial instruments and derivatives are as follows (asset/(liability)):

                                    DECEMBER 31,               DECEMBER 31,
                                        1999                      1998
                               ----------------------    ----------------------
                               CARRYING       FAIR       CARRYING       FAIR
(ALL AMOUNTS IN THOUSANDS)      AMOUNT        VALUE       AMOUNT       VALUE
                               ---------    ---------    ---------    ---------
Interest Rate Swap Agreements       --      $   3,711        --       $     142
Foreign Currency Contracts .        --      $     (22)       --            --
Commodity Swap Contract ....        --           --          --       $    (593)
Long-Term Debt .............   $(414,726)   $(408,803)   $(366,552)   $(380,927)

      Disclosure of the fair value of all balance sheet classifications, including but not limited to certain vessels, property, equipment, direct financing leases, or intangible assets which may have a fair value in excess of historical cost, is not required. Therefore, this disclosure does not purport to represent the fair value of the Company.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
      The carrying amount approximates fair value for each of these instruments. The Company has categorized all marketable securities as available-for-sale.

INTEREST RATE SWAP AGREEMENTS

      The Company has only limited involvement with derivative financial instruments. They are used to manage well-defined interest rate risks and are not used for trading purposes. In December of 1998, the Company entered into an interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. The fixed rate payor is the Company, and the floating rate payor is Citibank, N.A. The fixed rate and the floating rates at December 31, 1999 were 5.275% and 6.9863%, respectively. The contract amount totaled $43,710,000 at December 31, 1999 and will expire in December of 2008. The Company made payments under this agreement totaling $30,000 during 1999.

      During September of 1999, the Company entered into another interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. The fixed rate payor is the Company, and the floating rate payor is Midland Bank. The fixed rate and the floating rates at December 31, 1999 were 7.7% and 6.94%, respectively. The contract amount totaled $33,200,000 at December 31, 1999 and will expire in September of 2004. The Company is expected to make a payment under this agreement totaling $128,000 in March of 2000.

      The Company considers these futures contracts to be hedging activities. In order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future transactions, and (ii) the contract must reduce the Company's exposure in the risk of changes in interest rates. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Net receipts or payments under these agreements are recognized as an adjustment to interest expense, while changes in the fair market value of these hedges are not recognized in income. The Company will recognize the fair market value of the hedges in income at the time of maturity, sale or termination, though the Company does not anticipate the sale or termination of these hedges. The fair value of interest rate swaps is the estimated amount that the bank would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates.

FOREIGN CURRENCY CONTRACTS
      The Company enters into forward exchange contracts to hedge certain firm purchase and sale commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash inflows or outflows resulting from revenue collections from foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. The term of the currency derivatives is rarely more than one year. Forward exchange contracts are designated as a hedge at inception where there is a direct relationship to the price risk associated with the Company's future sales and purchases. Changes in the fair market value of these hedges are recognized as gains or losses in revenues in the period of change. The Company includes the gains or losses on the maturity, sale, or termination in revenues in the period the hedged transaction is recorded, though the Company does not anticipate the sale or termination of these hedges.

      There were no forward purchase contracts as of December 31, 1999. The Company had entered into various forward purchase contracts for Singapore Dollars totaling $1,188,022 U.S. Dollar equivalents to hedge against future payments due for drydocking cost as of December 31, 1998. Gains or losses on forward exchange contracts which hedge exposures on firm foreign currency commitments are deferred and recognized as adjustments to the bases of those assets. As of December 31, 1999 and 1998, the Company was also a party to forward sales contracts in various currencies totaling $2,746,000 and $2,195,000 U.S. Dollar equivalents, respectively. Gains and losses on these contracts are recognized in net income of the period in which the exchange rate changes.

COMMODITY SWAP CONTRACT
      During 1998, the Company entered into a commodity swap with a commercial bank for a portion of its estimated 1999 fuel purchases to manage the risk associated with changes in fuel prices. The contract was effective for one year beginning January 1, 1999 and expired December 31, 1999, and was for 60,000 tons of fuel which was approximately 30% of the Company's fuel purchases during 1999. The contract required that a payment be made for the difference between the contact rate of $75 per ton and the market rate for the fuel on each settlement date. The fair value of this commodity swap is the estimated amount that the bank would have received to terminate the contract as of December 31, 1998. During 1999, the Company received payments under this agreement totaling $1,357,000.
      Subsequent to year-end, the Company entered into two commodity swap agreements with commercial banks for a portion of its estimated 2000 fuel purchases to manage the risk associated with changes in fuel prices. The first contract is effective for one year beginning January 4, 2000, and is for 45,000 tons of fuel. The contract requires that a payment be made for the difference between the contract rate of $110 per ton and the market rate for the fuel on each settlement date. The second contract is effective for one year beginning January 6, 2000, and is for 40,000 tons of fuel. It requires that a payment be made for the difference between the contract rate of $116.77 per ton and the market rate for the fuel on each settlement date. The combination of the two hedges represents approximately 39% of the Company's expected 2000 fuel purchases.
      The Company considers these futures contracts to be hedging activities. In order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future transactions, and (ii) the contract must reduce the Company's exposure in the risk of changes in prices. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid for each monthly settlement are included in revenue, while changes in the fair market value of these hedges are not recognized in income. The Company will recognize the fair market value of the hedges in income at the time of maturity, sale or termination, though the Company does not anticipate the sale or termination of these hedges.

LONG-TERM DEBT
      The fair value of the Company's debt is estimated based on quoted market prices for the publicly listed Senior Notes and the current rates offered to the Company on other outstanding obligations.

AMOUNTS DUE FROM RELATED PARTIES
      The carrying amount of these notes receivable approximated fair market value as of December 31, 1999 and 1998. Fair market value takes into consideration the current rates at which similar notes would be made.

RESTRICTED INVESTMENTS
      The carrying amount of these investments, which were included in Cash and Cash Equivalents and Marketable Securities, approximated fair market value as of December 31, 1999 and 1998, based upon current rates offered on similar instruments.

NOTE M - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities for the periods indicated.

                                                     DECEMBER 31,   DECEMBER 31,
(ALL AMOUNTS IN THOUSANDS)                               1999          1998
                                                     ------------   ------------
Accrued Voyage Expenses ..........................   $     26,875   $     28,144
Trade Accounts Payable ...........................          4,906          8,329
Accrued Interest .................................          9,026          8,432
Self-Insurance Liability .........................          7,943          6,627
Accrued Salaries and Benefits ....................          1,638          2,218
Accrued Vessel Costs .............................           --              396
                                                     ------------   ------------
                                                     $     50,388   $     54,146
                                                     ============   ============

NOTE N-QUARTERLY FINANCIAL INFORMATION - (UNAUDITED)

                                                                                                 QUARTER ENDED
                                                                             ------------------------------------------------------
                                                                             MARCH 31        JUNE 30        SEPT. 30       DEC. 31
                                                                             --------        --------       --------       --------
                                                                                 (ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------------
   1999 REVENUE ......................................................       $ 88,429        $ 85,835       $101,735       $ 97,210
        EXPENSE ......................................................         75,851          69,590         76,706         84,381
        GROSS VOYAGE PROFIT ..........................................         12,578          16,245         25,029         12,829
        NET INCOME (LOSS) ............................................          1,023           6,823          7,237           (460)
        BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
           NET INCOME (LOSS) .........................................           0.16            1.04           1.11          (0.07)
------------------------------------------------------------------------------------------------------------------------------------
   1998 Revenue ......................................................       $ 93,498        $ 94,988       $ 98,605       $ 97,057
        Expense ......................................................         79,435          78,433         81,835         86,654
        Gross Voyage Profit ..........................................         14,063          16,555         16,770         10,403
        Income Before Extraordinary Item .............................            768           1,777          1,976          2,784
        Extraordinary Item ...........................................         (1,029)           --             --             --
        Net (Loss) Income ............................................           (261)          1,777          1,976          2,784
        Basic and Diluted Earnings (Loss) per Common Share:
           Income Before Extraordinary Item ..........................           0.11            0.27           0.29           0.42
           Extraordinary Item ........................................          (0.15)           --             --             --
           Net (Loss) Income .........................................          (0.04)           0.27           0.29           0.42
------------------------------------------------------------------------------------------------------------------------------------
   1997 Revenue ......................................................       $ 89,994        $102,520       $100,309       $ 98,233
        Expense ......................................................         75,420          88,021         87,195         85,017
        Gross Voyage Profit ..........................................         14,574          14,499         13,114         13,216
        Net Income ...................................................            593             677            405            480
        Basic and Diluted Earnings per Common Share:
           Net Income ................................................           0.09            0.10           0.06           0.07
------------------------------------------------------------------------------------------------------------------------------------

                    INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

Report of Independent Public Accountants on Supplemental Schedule....S-2

Schedule I - Condensed Financial Information of the Registrant.......S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 included in International Shipholding Corporation's annual report to stockholders included in this Form 10-K, and have issued our report thereon dated January 14, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ Arthur Andersen LLP

New Orleans, Louisiana,
January 14, 2000

             INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

(ALL AMOUNTS IN THOUSANDS)
                                                    Year Ended December 31,
                                                 1999        1998        1997
                                               --------    --------    --------
Management Fee Revenue from Subsidiaries ...   $ 11,657    $ 11,555    $ 11,563

Administrative and General Expenses ........     11,392      11,626      10,867
                                               --------    --------    --------
              Gross Profit .................        265         (71)        696
                                               --------    --------    --------
Interest:
         Interest Expense ..................     20,448      20,884      10,498
         Investment Income .................     (3,910)     (3,919)     (1,217)
                                               --------    --------    --------
                                                 16,538      16,965       9,281
                                               --------    --------    --------
Equity in Net Income of Consolidated
         Subsidiaries (Net of Applicable
         Taxes) ............................     25,201      17,352       7,717
                                               --------    --------    --------
Income (Loss) Before Provision (Benefit) for
  Income Taxes and Extraordinary Item ......      8,928         316        (868)
                                               --------    --------    --------
Provision (Benefit) for Income Taxes:
         Current ...........................        155        (205)      1,587
         Deferred ..........................     (5,850)     (5,759)     (4,581)
         State .............................       --             2         (29)
                                               --------    --------    --------
                                                 (5,695)     (5,962)     (3,023)
                                               --------    --------    --------
Income Before Extraordinary Item ...........   $ 14,623    $  6,278    $  2,155
                                               --------    --------    --------
Extraordinary Loss on Early
  Extinguishment of Debt (Net of
  Income Tax Benefit of $1) ................       --            (2)       --
                                               --------    --------    --------
Net Income .................................   $ 14,623    $  6,276    $  2,155
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

See accompanying "Notes to Condensed Financial Information of Registrant."

           INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
         SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               BALANCE SHEETS
                         (All Amounts in Thousands)

 ASSETS                                                   DECEMBER 31,     DECEMBER 31,
                                                              1999            1998
                                                         -------------    -------------
Current Assets:
         Cash and Cash Equivalents ...................   $       3,013    $       4,150
         Accounts Receivable .........................             118              228
         Federal Income Taxes Receivable .............             603            1,299
         Other Current Assets ........................             625              448
                                                         -------------    -------------
Total Current Assets .................................           4,359            6,125
                                                         -------------    -------------
Deferred Federal Income Taxes ........................          20,624           11,800
                                                         -------------    -------------
Investment in Consolidated Subsidiaries ..............         354,622          341,805
                                                         -------------    -------------
Advances to Subsidiaries .............................          27,267           49,974
                                                         -------------    -------------
Furniture and Equipment ..............................           5,012            4,375
Less -  Accumulated Depreciation .....................          (2,108)          (1,017)
                                                         -------------    -------------
                                                                 2,904            3,358
                                                         -------------    -------------
Deferred Financing Charges, Net of Accumulated
  Amortization of $4,070 and $1,752 in 1998 and
  1997, Respectively .................................           3,518            4,236
                                                         -------------    -------------
                                                         $     413,294    $     417,298
                                                         =============    =============
LIABILITIES AND STOCKHOLDERS' INVESTMENT                  DECEMBER 31,     DECEMBER 31,
                                                              1999            1998
                                                         -------------    -------------
Current Liabilities:
         Accrued Interest Payable ....................   $       5,987    $       6,046
         Accounts Payable and Accrued Liabilities ....             686              620
         Current Deferred Income Tax Liability .......            --                 27
                                                         -------------    -------------
Total Current Liabilities ............................           6,673            6,693
                                                         -------------    -------------
Long-Term Debt .......................................         221,919          231,390
                                                         -------------    -------------
Other Provisions .....................................           2,234            2,108
                                                         -------------    -------------
Commitments and Contingent Liabilities

Stockholders' Investment:
         Common Stock ................................           6,756            6,756
         Additional Paid-In Capital ..................          54,450           54,450
         Retained Earnings ...........................         130,424          117,398
         Less - Treasury Stock .......................          (8,654)          (1,422)
         Accumulated Other Comprehensive Loss ........            (508)             (75)
                                                         -------------    -------------
                                                               182,468          177,107
                                                         -------------    -------------
                                                         $     413,294    $     417,298
                                                         =============    =============

The "Notes to Consolidated Financial Statements of International Shipholding Corporation and Subsidiaries" are an integral part of these statements.

See Accompanying "Notes to Condensed Financial Information of Registrant."

            INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           STATEMENTS OF CASH FLOWS
                          (All Amounts in Thousands)

                                                    YEAR ENDED DECEMBER 31,
                                                 1999        1998         1997
                                               --------    ---------    -------
Cash Flows from Operating Activities:
    Net Income .............................   $ 14,623    $   6,276    $ 2,155
    Adjustments to Reconcile Net Income to
      Net Cash Used by Operating Activities:
         Depreciation ......................      1,130          962         39
         Amortization of Deferred Charges ..        736          689        449
         Benefit for Deferred Income Taxes .     (5,695)      (5,963)    (4,581)
         Net Income of Consolidated
            Subsidiaries ...................    (25,201)     (17,352)    (7,717)
         Extraordinary Loss ................       --              2       --
      Changes in:
         Accounts Receivable ...............        110          (90)       (40)
         Other Current Assets ..............       (177)         (21)       (69)
         Other Assets ......................       --           --            6
         Accounts Payable and Accrued
           Liabilities......................          7        2,074         38
         Federal Income Taxes Payable ......     (1,289)      (3,450)     2,523
         Other Provisions ..................        (13)         959        174
                                               --------    ---------    -------
Net Cash Used by Operating Activities ......    (15,769)     (15,914)    (7,023)
                                               --------    ---------    -------

Cash Flows from Investing Activities:
    Purchase of Furniture and Equipment ....       (581)        (409)      (299)
    Additions to Deferred Charges ..........         34         --          (24)
    Proceeds from Short-Term Investments ...       --          2,088        500
                                               --------    ---------    -------
Net Cash Provided by Investing Activities ..       (547)       1,679        177
                                               --------    ---------    -------

Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt .........     49,000      169,435       --
    Reduction of Debt ......................    (58,471)     (31,936)      --
    Change in Due to Subsidiaries ..........     33,516     (114,593)     8,764
    Additions to Deferred Financing Charges         (52)      (2,965)       (84)
    Repurchase of Treasury Stock ...........     (7,232)        (289)      --
    Common Stock Dividends Paid ............     (1,582)      (1,671)    (1,671)
                                               --------    ---------    -------
Net Cash Provided by Financing Activities ..     15,179       17,981      7,009
                                               --------    ---------    -------

Net Increase in Cash and Cash Equivalents ..     (1,137)       3,746        163
Cash and Cash Equivalents at Beginning of
  Year .....................................      4,150          404        241
                                               --------    ---------    -------
Cash and Cash Equivalents at End of Year ...   $  3,013    $   4,150    $   404
                                               ========    =========    =======

The "Notes to Consolidated Financial Statements of International Shipholding Corporation and Subsidiaries" are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of
Registrant"

                   NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                     DECEMBER 31, 1999

Note 1. Basis of Preparation

      Pursuant to the rule and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K, Part II, Item 8, page 23.

Note 2. Cash Dividends of Subsidiaries

      There were no cash dividends received from subsidiaries for the years ended December 31, 1999, 1998, and 1997. The Company did receive dividends in the form of forgiveness of amounts due from subsidiaries totaling $10,000,000 and $37,000,000 in 1999 and 1998, respectively.

Note 3. Long-Term Debt

      Long-term debt consists of the following:

                                                (ALL AMOUNTS IN THOUSANDS)
                          INTEREST              DECEMBER 31,   DECEMBER 31,
                            RATE        DUE         1999           1998
                         ----------  ---------  ------------   ------------

Unsecured Senior Notes   7.75-9.00%  2003-2007  $    199,919   $    202,390
Lines of Credit            7.50%        2001          22,000         29,000
                                                ------------   ------------
                                                $    221,919   $    231,390
                                                ============   ============

      In addition to these Unsecured Senior Notes, International Shipholding Corporation (Parent Company) guarantees certain long-term debt of its subsidiaries, which amounted to $137,333,000 at December 31, 1999.

Note 4. Income Taxes

      Pursuant to a Tax Sharing Agreement, the Federal income tax returns of the Company are filed on a consolidated basis and income is included in the consolidated Federal income tax return of the Company. The provision (benefit) for Federal income taxes and related assets from the subsidiaries are determined based on the subsidiary's effective book tax rate exclusive of certain foreign earnings not subject to tax. Amounts determined to be due or to be received are included in Due to/from Subsidiaries.