Form 10-Q
period 2000-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2000-05-12
CIK 278041

   INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 2000
                                         ------------------

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
                                        -----------  -----------

Commission file number             2-63322
                       ---------------------------------------

                    INTERNATIONAL SHIPHOLDING CORPORATION
-------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

       Delaware                                       36-2989662
-------------------------------      ---------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)


650 Poydras Street          New Orleans, Louisiana             70130
----------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                                (504) 529-5461
----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.  YES   X         NO
                                      --------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $1 Par Value        6,082,887 shares   (March 31, 2000)
                               -------------------------

                    PART I - FINANCIAL INFORMATION
                     ITEM 1-FINANCIAL STATEMENTS

                 INTERNATIONAL SHIPHOLDING CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (All Amounts in Thousands Except Share Data)
                            (Unaudited)
                                            Three Months Ended March 31,
                                                2000            1999
                                            ------------    ------------
Revenues                                    $    85,349     $    84,789
Subsidy Revenue                                   3,675           3,640
                                            ------------    ------------
                                                 89,024          88,429
                                            ------------    ------------

Operating Expenses:
   Voyage Expenses                               69,907          66,209
   Vessel and Barge Depreciation                  9,942           9,642
                                            ------------    ------------

Gross Voyage Profit                               9,175          12,578
                                            ------------    ------------

Administrative and General Expenses               5,706           6,014
Gain on Sale of Land                               -              2,408
                                            ------------    ------------

Operating Income                                  3,469           8,972
                                            ------------    ------------

Interest:
    Interest Expense                              8,524           7,569
    Investment Income                              (259)           (375)
                                            ------------    ------------
                                                  8,265           7,194
                                            ------------    ------------

(Loss) Income Before (Benefit)
Provision for Income Taxes and Equity
  in Net Loss of Unconsolidated Entities         (4,796)          1,778
                                            ------------    ------------

(Benefit) Provision for Income Taxes:
    Current                                         649             450
    Deferred                                     (2,275)            181
    State                                            84             124
                                            ------------    ------------
                                                 (1,542)            755
                                            ------------    ------------

Equity in Net Loss of Unconsolidated
  Entities (Net of Applicable Taxes)                (45)           -
                                            ------------    ------------
Net (Loss) Income                           $    (3,299)   $      1,023
                                            ============    ============

Basic and Diluted Earnings Per
  Share:
    Net (Loss) Income                       $     (0.54)    $      0.16
                                            ============    ============

The accompanying notes are an integral part of these statements.

               INTERNATIONAL SHIPHOLDING CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS
                   (All Amounts in Thousands)
                          (Unaudited)

                                               March 31,    December 31,
ASSETS                                           2000          1999
                                             ------------   ------------
Current Assets:
    Cash and Cash Equivalents                $    23,963    $    18,661
    Marketable Securities                         10,474         11,337
    Accounts Receivable, Net of
      Allowance for Doubtful
      Accounts of $413 and $294 in
      2000 and 1999, Respectively:
          Traffic                                 39,843         47,855
          Agents'                                  5,236          6,660
          Claims and Other                        11,857          7,174
     Federal Income Taxes Receivable                   7            583
     Deferred Income Taxes                            60             60
     Net Investment in Direct Financing
       Leases                                      3,377          3,137
     Other Current Assets                          4,305          4,134
     Material and Supplies Inventory,
        at Lower of Cost or Market                12,932         12,726
                                             ------------   ------------
Total Current Assets                             112,054        112,327
                                             ------------   ------------

Marketable Equity Securities                         195            234
                                             ------------   ------------

Investment in Unconsolidated Entities              2,736          2,805
                                             ------------   ------------

Net Investment in Direct Financing Leases        110,744        112,032
                                             ------------   ------------

Vessels, Property, and Other Equipment,
  at Cost:
    Vessels and Barges                           775,526        775,001
    Other Marine Equipment                         7,981          7,897
    Terminal Facilities                           18,479         18,470
    Land                                           1,230          1,230
    Furniture and Equipment                       17,247         17,222
                                             ------------   ------------
                                                 820,463        819,820
Less -  Accumulated Depreciation                (390,231)      (379,588)
                                             ------------   ------------
                                                 430,232        440,232
                                             ------------   ------------
Other Assets:
    Deferred Charges, Net of Accumulated
      Amortization of $40,582 and $49,880 in
      2000 and 1999, Respectively                 37,398         39,692
    Acquired Contract Costs, Net of Accumulated
      Amortization of $15,973 and $15,609
      in 2000 and 1999, Respectively              14,552         14,916
    Due from Related Parties                         561            580
    Other                                          9,657         12,185
                                            -------------   ------------
                                                  62,168         63,373
                                            -------------   ------------
                                            $    718,129    $   735,003
                                            =============   ============

The accompanying notes are an integral part of these statements.

                  INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
               (All Amounts in Thousands Except Share Data)
                             (Unaudited)

                                             March 31,     December 31,
                                               2000           1999
LIABILITIES AND STOCKHOLDERS'              ------------    ------------
 INVESTMENT
Current Liabilities:
    Current Maturities of Long-Term Debt   $    24,329     $    23,137
    Current Maturities of Capital Lease
      Obligations                                3,572           3,231
    Accounts Payable and Accrued
      Liabilities                               54,903          50,388
                                           ------------    ------------
Total Current Liabilities                       82,804          76,756
                                           ------------    ------------

Billings in Excess of Income Earned and
  Expenses Incurred                              3,461           5,083
                                           ------------    ------------
Long-Term Capital Lease Obligations, Less
  Current Maturities                             5,530           8,853
                                           ------------    ------------

Long-Term Debt, Less Current Maturities        376,509         391,589
                                           ------------    ------------
Other Long-Term Liabilities:
    Deferred Income Taxes                       42,655          45,124
    Claims and Other                            28,502          25,114
                                           ------------    ------------
                                                71,157          70,238
                                           ------------    ------------

Commitments and Contingent Liabilities

Stockholders' Investment:
    Common Stock                                 6,756           6,756
    Additional Paid-In Capital                  54,450          54,450
    Retained Earnings                          126,760         130,440
    Less - Treasury Stock                       (8,704)         (8,654)
    Accumulated Other Comprehensive Loss          (594)           (508)
                                           ------------    ------------
                                               178,668         182,484
                                           ------------    ------------
                                           $   718,129     $   735,003
                                           ============    ============

The accompanying notes are an integral part of these statements.

                  INTERNATIONAL SHIPHOLDING CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                      (All Amounts in Thousands)
                             (Unaudited)
                                                       Accumulated
                          Additional                      Other
                   Common  Paid-In  Retained Treasury Comprehensive
                   Stock   Capital  Earnings   Stock   Income (Loss)   Total
                  -------  -------- --------- -------- ------------ --------
Balance at
 December 31, 1998 $6,756  $54,450  $117,399  ($1,422)       ($75)  $177,108

Comprehensive Income:

Net Income for
 Year Ended
 December 31, 1999    -        -      14,623       -         -        14,623

Other Comprehensive
Income:
Unrealized Holding
 Loss on Marketable
 Securities,Net of
 Deferred Taxes of
 ($233)               -        -         -         -         (433)      (433)
                                                                    ---------
Total Comprehensive
 Income                                                               14,190

Treasury Stock        -        -         -     (7,232)       -        (7,232)

Cash Dividends        -        -      (1,582)      -         -        (1,582)
                  -------  -------- --------- -------- ------------ ---------
Balance at
 December 31, 1999 $6,756  $54,450  $130,440  ($8,654)      ($508)  $182,484
                  =======  ======== ========= ======== ============ =========

Comprehensive Income:

Net Loss for the
 Period Ended
 March 31, 2000       -        -      (3,299)      -         -        (3,299)

Other Comprehensive
Income:
Unrealized Holding
 Loss on Marketable
 Securities, Net of
 Deferred Taxes of
 ($46)                -        -         -         -          (86)       (86)
                                                                    ---------
Total Comprehensive
 Income                                                               (3,385)

Treasury Stock        -        -         -        (50)                   (50)

Cash Dividends        -        -        (381)     -          -          (381)
                  -------  -------- --------- -------- ------------ ---------
Balance at
 March 31, 2000    $6,756  $54,450  $126,760  ($8,704)      ($594)  $178,668
                  =======  ======== ========= ======== ============ =========

The accompanying notes are an integral part of these statements.

                  INTERNATIONAL SHIPHOLDING CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (All Amounts in Thousands)
                              (Unaudited)
                                            For Three Months Ended March 31,
                                                2000              1999
                                             ------------     ------------
Cash Flows from Operating Activities:
    Net (Loss) Income                        $    (3,299)     $     1,023
    Adjustments to Reconcile Net (Loss)
     Income to Net Cash Provided by
     Operating Activities:
       Depreciation                               10,704           10,491
       Amortization of Deferred Charges
         and Other Assets                          4,905            4,438
       (Benefit) Provision for Deferred
         Income Taxes                             (2,275)             181
       Equity in Net Loss of Unconsolidated
         Entities                                    (45)             -
       Loss (Gain) on Sale of Vessels
         and Other Property                            5           (2,405)
     Changes in:
       Accounts Receivable                         5,145              578
       Inventories and Other Current Assets         (377)             544
       Other Assets                                2,518             (112)
       Accounts Payable and Accrued Liabilities    4,512           (2,727)
       Federal Income Taxes Payable                  542              137
       Unearned Income                            (1,622)          (2,193)
       Other Long-Term Liabilities                 1,505              733
                                             ------------      ------------
Net Cash Provided by Operating Activities         22,218           10,688
                                             ------------      ------------

Cash Flows from Investing Activities:
    Net Investment in Direct Financing
     Lease                                         1,088            1,920
    Purchase of Vessels and Other
     Property                                       (897)          (1,183)
    Additions to Deferred Charges                   (710)          (2,863)
    Proceeds from Sale of Vessels and
     Other Property                                  104                3
    Purchase of and Proceeds from Short-
     Term Investments                                781           (1,078)
    Other Investing Activities                        19               19
                                             ------------      -----------
Net Cash Provided (Used) by Investing
  Activities                                         385           (3,182)
                                             ------------      -----------

Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt                 5,000            3,000
    Reduction of Debt and Capital Lease
     Obligations                                 (21,870)         (18,326)
    Additions to Deferred Financing Charges         -                  (2)
    Purchase of Treasury Stock                       (50)          (2,619)
    Common Stock Dividends Paid                     (381)            (406)
                                             ------------      -----------
Net Cash Used by Financing Activities            (17,301)         (18,353)
                                             ------------      -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                      5,302          (10,847)
Cash and Cash Equivalents at Beginning of
  Period                                          18,661           32,008
                                             -----------       -----------
Cash and Cash Equivalents at End of Period   $    23,963       $   21,161
                                             ===========       ===========

The accompanying notes are an integral part of these statements.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 2000
                             (Unaudited)

Note 1.  Basis of Preparation
     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K of International Shipholding Corporation for the year ended December 31, 1999. Certain reclassifications have been made to prior period financial information in order to conform to current year presentations.
      Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 2000. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.
      The foregoing 2000 interim results are not necessarily indicative of the results of operations for the full year 2000.
     The Company's policy is to consolidate all subsidiaries in which it holds greater than 50% voting interest. All significant intercompany accounts and transactions have been eliminated.
      The Company uses the cost method to account for investments in entities in which it holds less than 20% voting interest and in which the Company cannot exercise significant influence over operating and financial activities. The Company uses the equity method to account for investments in entities in which it holds a 20% to 50% voting interest.

Note 2.  Operating Segments
     The Company's three operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, and CONTRACTS OF AFFREIGHTMENT, are identified primarily based on the characteristics of the contracts and terms under which its fleet of vessels and barges are operated. The Company also reports an OTHER category that includes results of several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting and other specialized services primarily to the Company's operating segments described below. Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
      The following table presents information about segment profit and loss for the three months ended March 31, 2000 and 1999. The Company does not allocate interest income, administrative and general expenses, equity in unconsolidated entities, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provide specialized services to the operating segments.

                                        Time
                              Liner    Charter   Contracts of
(All Amounts in Thousands)  Services  Contracts  Affreightment Other  Total
                            --------  ---------  ------------- ------ ------
2000
Revenues from external
 customers                  $44,918   $34,313      $  7,669   $2,124  $89,024
Intersegment revenues           -         -             -      8,994    8,994
Gross voyage profit
 before depreciation            858    14,787         3,032      440   19,117
Depreciation                  3,825     4,402         1,647       68    9,942
Interest expense              1,418     5,164         1,784      158    8,524
Segment (loss) profit
 before interest income,
 administrative and
 general expenses, equity
 in unconsolidated entities
 and taxes                   (4,385)    5,221          (399)     214      651
------------------------------------------------------------------------------
1999
Revenues from external
 customers                  $45,450   $31,370     $   7,804   $2,222  $86,846
Net revenue from contract
 settlement - accrual           -         -           1,583      -      1,583
Intersegment revenues           -         -             -      9,131    9,131
Gross voyage profit
 before depreciation          5,146    11,692         4,483      899   22,220
Depreciation                  3,552     4,255         1,648      187    9,642
Interest expense              1,469     3,680         2,139      281    7,569
Gain on sale of land            -         -             -      2,408    2,408
Segment profit before
 interest income,
 administrative and
 general expenses and taxes     125     3,757           696    2,839    7,417
------------------------------------------------------------------------------

     Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)                 Three Months Ended March 31,
                                              2000              1999
                                          ------------      -----------
Total profit for reportable segments      $      651        $    7,417
Unallocated amounts:
    Interest income                              259               375
    Administrative and general
      expenses                                 5,706             6,014
                                          -----------       -----------
(Loss) income before income taxes and
  equity in unconsolidated entities       $   (4,796)       $    1,778
                                          ===========       ===========

Note 3.  Subsequent Events
      The Company has entered into an agreement, subject to Maritime Administration approval, to sell one of its smaller and older Pure Car Carriers ("PCC"), the GREEN BAY, and to replace it with a larger and newer Pure Car/Truck Carrier
("PCTC"). Upon purchase of the PCTC, the vessel will enter into a long-term contract with a major Japanese ship operator.

                               ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

     Certain statements made in this report or elsewhere by,
or  on  behalf  of,  the  Company  that  are  not  based  on
historical   facts   are  intended  to  be   forward-looking
statements  within the meaning of the safe harbor provisions of  the  Private Securities Litigation Reform Act  of  1995.
Forward-looking  statements are based on  assumptions  about future  events  and  are  therefore  subject  to  risks  and
uncertainties.   The Company cautions readers  that  certain
important factors have affected and may affect in the future the  Company's actual consolidated results of operations and may  cause  future results to differ materially  from  those expressed  in  or implied by any forward-looking  statements made  in  this report or elsewhere by, or on behalf of,  the
Company.   A  description  of  certain  of  these  important
factors  is contained in the Company's Form 10-K filed  with the  Securities and Exchange Commission for the  year  ended
December 31, 1999.
      The Company's vessels are operated under a variety  of
charters,  liner  services, and contracts.   The  nature  of
these   arrangements  is  such  that,  without  a   material
variation  in  gross  voyage profits  (total  revenues  less voyage  expenses  and  vessel and barge  depreciation),  the revenues  and  expenses attributable to  a  vessel  deployed
under   one   type  of  charter  or  contract   can   differ
substantially from those attributable to the same vessel  if deployed  under  a  different type of charter  or  contract.
Accordingly,  depending on the mix of charters or  contracts
in   place  during  a  particular  accounting  period,   the
Company's  revenues and expenses can fluctuate substantially from one period to another even though the number of vessels deployed,  the  number of voyages completed, the  amount  of cargo  carried and the gross voyage profit derived from  the
vessels   remain   relatively  constant.    As   a   result,
fluctuations  in  voyage  revenues  and  expenses  are   not
necessarily  indicative  of  trends  in  profitability,  and management  believes  that gross voyage  profit  is  a  more
appropriate   measure   of   performance   than    revenues.
Accordingly,  the discussion below addresses  variations  in gross voyage profits rather than variations in revenues.

             FIRST QUARTER ENDED MARCH 31, 2000
       COMPARED TO FIRST QUARTER ENDED MARCH 31, 1999

Gross Voyage Profit
-------------------
     Gross voyage profit decreased from $12.6 Million in the
first  quarter of 1999 to $9.2 Million in the first  quarter
of  2000.   The  first quarter of 1999 included  a  pro-rata
accrual  for  the  anticipated receipt of  lost  profits  in
connection   with   the   1999   termination   of   a   coal
transportation  contract  as  discussed  in  the   Company's
December  31, 1999 Form 10-K.  After excluding this  accrual from  the  first quarter 1999 results, gross  voyage  profit decreased  in the first quarter of 2000 as compared  to  the
same  period  in  1999  by  16.6%.   The  decrease  occurred
primarily  in  the Company's LINER SERVICES  segment,  where gross voyage profit before depreciation decreased 83.3% from
$5.1  Million  in the first quarter of 1999 to $0.9  Million for  the  first quarter of 2000.  The decrease  resulted  in part  because  of  the necessity to substitute  one  of  the segment's  LASH  vessels,  the SAM HOUSTON,  for  the  LASH
vessel, RHINE FOREST, while the latter was in a shipyard for over  75  days  to  undergo planned maintenance  during  the
quarter.   Additionally, the cost of bunker fuel  has  risen
significantly in the past six months.  In the first  quarter of 2000, the Company paid $3.7 Million more for fuel for its
LINER SERVICES segment than in the first quarter  of  1999.
This  increased  bunker fuel cost was incurred  even  though less  voyage days were incurred in the first quarter of 2000 because of the out-of-service time for the RHINE FOREST.
      The  decrease  in gross voyage profit  for  the  LINER
SERVICES  segment  was partially offset by improved  results for  the  TIME  CHARTER CONTRACTS.  The gross voyage  profit before  depreciation for the TIME CHARTER CONTRACTS  segment increased  26.5% from $11.7 Million in the first quarter  of
1999 to $14.8 Million for the same period in 2000 due to the acquisition and commencement of operations of the  Company's
U.S.  Flag PCTC, the GREEN DALE, in September of  1999.   In
addition,  the  Company's  PCTC,  the  ASIAN EMPEROR,  that
delivered to the Company and commenced operations in May  of
1999,  showed  improved results over the older  and  smaller vessel it replaced.
      The  CONTRACTS OF AFFREIGHTMENT segment's gross profit
before depreciation and after the aforementioned elimination of  the  1999  first  quarter contract termination  accrual, increased  4.6%  from $2.9 Million in the first  quarter  of
1999  to $3.0 Million for the same period in 2000 due  to  a slight increase in revenue tons carried.
      Vessel and barge depreciation for the first quarter of
2000  increased  3.1% to $9.9 Million as  compared  to  $9.6
Million  in  the same period of 1999 primarily  due  to  the commencement  of operations of the GREEN DALE  as  discussed above.

Other Income and Expenses
-------------------------
     Administrative and general expenses decreased from $6.0
Million in the first quarter of 1999 to $5.7 Million in  the same  period  in  2000  due to a continuing  cost  reduction program.
      Earnings  in  1999  included a gain  of  $2.4  Million
recognized  on  the  sale  of a parcel  of  land  no  longer required in the Company's operations.
     Interest expense was $8.5 Million for the first quarter
of  2000 as compared to $7.6 Million for the same period  in
1999.   The  increase resulted primarily from the  financing
associated  with the acquisition of the ASIAN EMPEROR  early in  the  second quarter of 1999 and the acquisition  of  the
GREEN DALE at the end of the third quarter of 1999.
     Investment income decreased from $375,000 for the first
quarter  of 1999 to $259,000 for the first quarter  of  2000 due to a lower average balance of invested funds.

Income Taxes
------------
     In the first quarter of 2000, the Company had an income
tax  benefit of $1.6 Million compared to income tax  expense of  $631,000  in the same period in 1999, at  the  statutory rate of 35% for both periods.

               LIQUIDITY AND CAPITAL RESOURCES

      The  Company's  working capital decreased  from  $35.6
Million at December 31, 1999, to $29.3 Million at March  31,
2000,  after  provision for current maturities of  long-term
debt  and capital lease obligations of $27.9 Million.   Cash
and cash equivalents increased during the first three months
of  2000 by $5.3 Million to a total of $24.0 Million.   This
increase,  which  resulted from cash provided  by  operating activities  of $22.2 Million, was partially offset  by  cash used for financing activities of $17.3 Million.
      The  major source of cash from operations was net loss
adjusted  for  non-cash provisions such as depreciation  and
amortization.   Investing  activities  during   the   period
included returns from investments in direct financing leases of  approximately $1.0 Million and investments in short-term
marketable   securities   of  $0.8   Million,   which   were
approximately  offset  by  costs  incurred  to  upgrade  and drydock two of the Company's vessels.
      The  net  cash used for financing activities of  $17.3
Million  included  reductions  of  debt  and  capital  lease
obligations   of  $21.9  Million  stemming  from   regularly
scheduled principal payments and repayments of amounts drawn under  lines  of  credit.  New draws under lines  of  credit totaled  $5.0 Million during the quarter, which were  repaid early in the second quarter.
     At March 31, 2000, $14.0 Million was outstanding on the
Company's $48.0 Million revolving credit facility, of  which
$5.0 Million was repaid early in the second quarter.
     Management believes that normal operations will provide
sufficient  working  capital and cash  flows  to  meet  debt service  and  dividend requirements during  the  foreseeable
future.   The  Company is expected to finance  approximately
$22  Million  on the purchase of the new PCTC  as  discussed
earlier.   The  possible  sale  of  the  Company's  PCC  and
purchase  of this PCTC is subject to Maritime Administration approval.
      The  Company  has  not  been notified  that  it  is  a
potentially  responsible  party  in  connection   with   any
environmental matters.
      At a regular meeting held April 12, 2000, the Board of
Directors  declared a quarterly dividend of 6.25  cents  per
Common  Share  payable on June 16, 2000, to shareholders  of record on June 2, 2000.

                  STOCK REPURCHASE PROGRAM

      In  October of 1998, the Company's Board of  Directors
approved  a  stock repurchase program to buy up  to  500,000 shares of its common stock.  In October of 1999, the Company
had   completed  the  program.   In  October  of  1999,  the
Company's   Board  of  Directors  approved   another   stock
repurchase  program  to buy up to 1,000,000  shares  of  its common  stock, based on the Board's belief that the  current
market  value  of  the  Company's  common  stock  does   not
adequately  reflect  the  Company's  inherent  value.    The
repurchases are expected to be made in the open market or in privately negotiated transactions at the discretion  of  the
Company's  management, depending upon financial  and  market conditions.  As of March 31, 2000, 600,000 shares  had  been repurchased  under these two programs for a  total  cost  of
$7,571,000  at an average market price of $12.68 per  share, of which 4,300 shares had been repurchased during 2000.


                NEW ACCOUNTING PRONOUNCEMENTS

     During  1998, the Financial Accounting Standards  Board
("FASB")  issued Statement of Financial Accounting  Standard
("SFAS") No. 133, "Accounting for Derivative Instruments and
Hedging Activities." SFAS No. 133 establishes accounting and reporting  standards  for derivative instruments,  including certain  derivative instruments embedded in other contracts, and  for  hedging activities.  It requires  that  an  entity recognize all derivatives as either assets or liabilities in the  statement  of  financial  position  and  measure  those instruments  at fair value.  SFAS No. 133 is  effective  for all fiscal quarters of fiscal years beginning after June 15,
1999.   In  June  of  1999, the FASB issued  SFAS  No.  137,
"Accounting   for   Derivative   Instruments   and   Hedging
Activities  -  Deferral  of  the  Effective  Date  of   FASB
Statement No. 133." SFAS No. 137 is an amendment of SFAS No.
133  and defers the effective date of SFAS No. 133 to fiscal years  beginning  after June 15, 2000. The Company  has  not chosen  early adoption and, as it is not possible to predict the  Company's derivative position at the time this standard will be applied, it is unknown what effect, if any, SFAS No.
133  will  have  on its financial statements  once  adopted.
While  the Company has not yet quantified the impact on  its financial statements, the Company does not believe  adoption will have a material impact on net income, although adoption is likely to increase volatility of comprehensive income and accumulated other comprehensive income.

      MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     In  the ordinary course of its business, the Company is
exposed  to  foreign currency, interest rate, and  commodity
price  risk.   The  Company  utilizes  derivative  financial
instruments  including forward exchange contracts,  interest rate swap agreements and commodity swap agreements to manage certain  of these exposures.  The Company hedges  only  firm commitments  or anticipated transactions and  does  not  use derivatives for speculation.  The Company neither holds  nor issues financial instruments for trading purposes.
     There  were no material changes in market risk exposure
for  the  foreign currency risk described in  the  Company's
Form  10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.
     The  fair  value of long-term debt at March  31,  2000,
including  current maturities, was estimated  to  be  $397.7
Million compared to a carrying value of $400.8 Million.  The
potential   increase  in  fair  value   resulting   from   a
hypothetical  10%  increase in the  average  interest  rates applicable  to  the Company's long-term debt  at  March  31,
2000,  would be approximately $18.1 Million or 4.5%  of  the carrying value.
     The fair value of the interest rate swap agreements  at
March  31,  2000,  as discussed in the Form 10-K,  estimated based  on the amount that the banks would receive or pay  to terminate  the swap agreements at the reporting date  taking into  account current market conditions and interest  rates, was  an  asset of $4.2 Million.  A hypothetical 10% decrease in  interest rates as of March 31, 2000, would have resulted in a $1.6 Million decrease in the fair value of the asset.
     The  fair  value  of the commodity swap  agreements  at
March  31,  2000,  as discussed in the Form 10-K,  estimated based on the difference between first quarter price per  ton of  fuel  and  the contract delivery price per ton  of  fuel times  the  quantity  applicable to the agreements,  was  an asset of $766,000.  A hypothetical 10% decrease in the first quarter  fuel  price per ton of fuel as of March  31,  2000, would have resulted in a liability of $32,000.

                       PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders was held April  12,
2000.   The matters voted upon and the results of the voting
were as follows:

(1)  Election of Board of Directors:

      Nominee              Shares  Voted  For       Withheld Authority
------------------        --------------------     --------------------
Niels W. Johnsen              5,459,326                 178,065
Erik F. Johnsen               5,459,326                 178,065
Niels M. Johnsen              5,459,816                 177,575
Erik L. Johnsen               5,459,816                 177,575
Harold S. Grehan, Jr.         5,459,816                 177,575
Raymond V. O'Brien, Jr.       5,459,559                 177,832
Edwin Lupberger               5,459,816                 177,575
Edward K. Trowbridge          5,459,816                 177,575

(2)  Ratification  of Arthur Andersen LLP, certified  public
     accountants,   as   independent   auditors   for    the
     Corporation  for  the fiscal year ending  December  31,
     2000:

     Shares Voted For         5,616,657
     Shares Voted Against           297
     Abstentions                 20,437


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT INDEX
                        Exhibit Number    Description
                        --------------    ------------
     Part I Exhibits:         27          Financial Data Schedule

     Part II Exhibits:         3          Restated Certificate of Incorporation
                                          as amended, and By-Laws of the
                                          Registrant (filed with the Securities
                                          and Exchange Commission as Exhibit 3
                                          to the Registrant's Form 10-Q for
                                          the quarterly period June 30, 1996,
                                          and incorporated  herein  by
                                          reference)


(b)  No reports on Form 8-K were filed for the three month period ended
     March 31, 2000.

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


Date      May 12, 2000
    --------------------------


