Form 10-Q
period 2000-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 2000-08-11
CIK 278041

             INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  June 30, 2000
                                        -----------------

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from________to_________

Commission file number                        2-63322
                      ------------------------------------------------------

                    INTERNATIONAL SHIPHOLDING CORPORATION
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Delaware                                           36-2989662
--------------------------------               -----------------------------
(State or other jurisdiction of               (I.R.S.Employer Identification
incorporation or organization)                 Number)

650 Poydras Street            New Orleans, Louisiana             70130
----------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                                (504) 529-5461
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.  YES    x          NO
                                      -------------    ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock   $1 Par Value        6,082,887 shares     (June 30, 2000)
                                        ----------------

                        PART I - FINANCIAL INFORMATION
                         ITEM 1-FINANCIAL STATEMENTS

                     INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (All Amounts in Thousands Except Share Data)
                                 (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30,                  June 30,
                                   2000        1999         2000       1999
                                  ---------- ----------  ---------- ----------
Revenues                          $  85,265  $  82,476   $ 170,614  $ 167,265
Subsidy Revenue                       3,672      3,359       7,347      6,999
                                  ---------- ----------  ---------- ----------
                                     88,937     85,835     177,961    174,264
                                  ---------- ----------  ---------- ----------

Operating Expenses:
    Voyage Expenses                  65,797     59,950     135,704    126,159
    Vessel and Barge Depreciation     9,841      9,640      19,783     19,282
                                  ---------- ----------  ---------- ----------
Gross Voyage Profit                  13,299     16,245      22,474     28,823
                                  ---------- ----------  ---------- ----------
Administrative and General Expenses   5,862      6,134      11,568     12,148
Gain on Sale of Land/Vessels          5,063      7,753       5,063     10,161
                                  ---------- ----------  ---------- ----------

Operating Income                     12,500     17,864      15,969     26,836
                                  ---------- ----------  ---------- ----------
Interest:
    Interest Expense                  8,346      7,672      16,870     15,241
    Investment Income                  (459)      (320)       (718)      (695)
                                  ---------- ----------  ---------- ----------
                                      7,887      7,352      16,152     14,546
                                  ---------- ----------  ---------- ----------
Income (Loss) Before Provision
 (Benefit) for Income Taxes
 and Equity in Net Income of
 Unconsolidated Entities              4,613     10,512        (183)    12,290
                                  ---------- ----------  ---------- ----------
Provision (Benefit) for Income
 Taxes:
    Current                             430        193       1,079        643
    Deferred                          1,244      3,524      (1,031)     3,705
    State                                56         37         140        161
                                  ---------- ----------  ---------- ----------
                                      1,730      3,754         188      4,509
                                  ---------- ----------  ---------- ----------
Equity in Net Income of
 Unconsolidated Entities (Net
 of Applicable Taxes)                    59         65          14         65
                                  ---------- ----------  ---------- ----------
Net Income (Loss)                 $   2,942  $   6,823   $    (357) $   7,846
                                  ========== ==========  ========== ==========

Basic and Diluted Earnings Per
 Share:
   Net Income (Loss)              $    0.48  $    1.04   $   (0.06) $    1.20
                                  ========== ==========  ========== ==========

       The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                          (All Amounts in Thousands)
                                 (Unaudited)

                                             June 30,        December 31,
ASSETS                                        2000             1999
                                          -------------     -------------
Current Assets:
   Cash and Cash Equivalents               $    47,754       $    18,661
   Marketable Securities                         7,143            11,337
   Accounts Receivable, Net of
    Allowance for Doubtful
    Accounts of $280 and $294 in
    2000 and 1999, Respectively:
            Traffic                             45,518            47,855
            Agents'                              6,412             6,660
            Claims and Other                     7,344             7,174
   Federal Income Taxes Receivable                 630               583
   Deferred Income Taxes                            58                60
   Net Investment in Direct Financing
    Leases                                       3,456             3,137
   Other Current Assets                          6,516             4,134
   Material and Supplies Inventory, at
    Lower of Cost or Market                     12,149            12,726
                                          -------------     -------------
Total Current Assets                           136,980           112,327
                                          -------------     -------------
Marketable Equity Securities                       201               234
                                          -------------     -------------
Investment in Unconsolidated Entities            3,618             2,805
                                          -------------     -------------
Net Investment in Direct Financing Leases      109,851           112,032
                                          -------------     -------------
Vessels, Property, and Other Equipment, at
 Cost:
    Vessels and Barges                         763,413           775,001
    Other Marine Equipment                       8,276             7,897
    Terminal Facilities                         18,478            18,470
    Land                                         1,230             1,230
    Furniture and Equipment                     17,249            17,222
                                          -------------     -------------
                                               808,646           819,820
Less -  Accumulated Depreciation              (369,833)         (379,588)
                                          -------------     -------------
                                               438,813           440,232
                                          -------------     -------------
Other Assets:
    Deferred Charges, Net of Accumulated
     Amortization of $43,686 and $49,880
     in 2000 and 1999, Respectively             35,200            39,692
    Acquired Contract Costs, Net of
     Accumulated Amortization of $16,337 and
     $15,609 in 2000 and 1999, Respectively     14,188            14,916
    Due from Related Parties                       813               580
    Other                                        8,732            12,185
                                          -------------     -------------
                                                58,933            67,373
                                          -------------     -------------
                                           $   748,396       $   735,003
                                          =============     =============

       The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (All Amounts in Thousands Except Share Data)
                                  (Unaudited)
                                             June 30,        December 31,
                                              2000              1999
                                          -------------     -------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
    Current Maturities of Long-Term Debt   $    24,754       $    23,137
    Current Maturities of Capital Lease
     Obligations                                 5,957             3,231
    Accounts Payable and Accrued Liabilities    56,336            50,388
                                          -------------     -------------
Total Current Liabilities                       87,047            76,756
                                          -------------     -------------
Billings in Excess of Income Earned and
 Expenses Incurred                               8,994             5,083
                                          -------------     -------------
Long-Term Capital Lease Obligations, Less
 Current Maturities                             17,145             8,853
                                          -------------     -------------
Long-Term Debt, Less Current Maturities        384,337           391,589
                                          -------------     -------------
Other Long-Term Liabilities:
    Deferred Income Taxes                       43,626            45,124
    Claims and Other                            26,078            25,114
                                          -------------     -------------
                                                69,704            70,238
                                          -------------     -------------
Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock                                  6,756             6,756
   Additional Paid-In Capital                   54,450            54,450
   Retained Earnings                           129,322           130,440
   Less - Treasury Stock                        (8,704)           (8,654)
   Accumulated Other Comprehensive Loss           (655)             (508)
                                          -------------     -------------
                                               181,169           182,484
                                          -------------     -------------
                                           $   748,396       $   735,003
                                          =============     =============

    The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'INVESTMENT
                         (All Amounts in Thousands)
                                (Unaudited)
                                                          Accumulated
                             Additional                      Other
                      Common  Paid-In  Retained Treasury Comprehensive
                      Stock   Capital  Earnings   Stock   Income (Loss) Total
                     -------- -------- --------- -------- ------------ --------
Balance at
 December 31, 1998   $  6,756 $ 54,450  $117,399 ($ 1,422)     ($75)   $177,108

Comprehensive Income:
  Net Income for Year
   Ended December 31,
   1999                   -        -      14,623      -         -        14,623

Other Comprehensive Income:
  Unrealized Holding
   Loss on Marketable
   Securities, Net of
   Deferred Taxes of
   ($233)                 -        -         -        -        (433)       (433)
                                                                       --------
Total Comprehensive Income                                               14,190

Treasury Stock            -        -         -     (7,232)      -        (7,232)

Cash Dividends            -        -      (1,582)     -         -        (1,582)
                     -------- -------- --------- -------- ------------ --------
Balance at
 December 31, 1999   $  6,756 $ 54,450  $130,440 ($ 8,654)    ($508)   $182,484
                     ======== ======== ========= ======== ============ ========

Comprehensive Income:
  Net Loss for the
   Period Ended
   June 30, 2000          -        -        (357)     -         -          (357)

Other Comprehensive Income:
  Unrealized Holding
   Loss on Marketable
   Securities, Net of
   Deferred Taxes of $79  -        -         -        -        (147)       (147)
                                                                       --------
Total Comprehensive Income                                                 (504)

Treasury Stock            -        -         -        (50)      -          (50)

Cash Dividends            -        -        (761)     -         -          (761)
                     -------- -------- --------- -------- ------------ --------
Balance at
 June 30, 2000       $  6,756 $ 54,450  $129,322 ($ 8,704)    ($655)   $181,169
                     ======== ======== ========= ======== ============ ========

           The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All Amounts in Thousands)
                                  (Unaudited)
                                                 For Six Months Ended June 30,
                                                    2000             1999
                                                --------------   --------------
Cash Flows from Operating Activities:
  Net (Loss) Income                               $     (357)      $    7,846
  Adjustments to Reconcile Net (Loss)
   Income to Net Cash Provided by
   Operating Activities:
      Depreciation                                    21,284           20,772
      Amortization of Deferred Charges and
       Other Assets                                    9,634            8,866
      (Benefit) Provision for Deferred Income Taxes   (1,031)           3,705
      Equity in Net Income of Unconsolidated Entities    (14)             (65)
      Gain on Sale of Vessels and Other Property      (5,074)         (10,296)
    Changes in:
      Accounts Receivable                              2,807           (1,121)
      Inventories and Other Current Assets              (267)            (908)
      Other Assets                                     3,434           (1,008)
      Accounts Payable and Accrued Liabilities         5,044           (8,568)
      Federal Income Taxes Payable                      (439)          (1,089)
      Unearned Income                                  3,911           (6,248)
      Other Long-Term Liabilities                       (235)           1,183
                                               --------------    --------------
Net Cash Provided by Operating Activities             38,697           13,069
                                               --------------    --------------
Cash Flows from Investing Activities:
  Net Investment in Direct Financing Lease             1,902          (57,056)
  Purchase of Vessels and Other Property             (33,214)          (3,539)
  Additions to Deferred Charges                       (3,253)          (6,622)
  Proceeds from Sale of Vessels and Other Property    17,690           18,690
  Purchase of and Proceeds from Short-Term
   Investments                                         4,002           (1,647)
  Investment in and Partial Sale of
   Unconsolidated Entities                              (791)             766
  Purchase of Marketable Equity Securities               -                (20)
  Other Investing Activities                            (233)              94
                                               --------------    -------------
Net Cash Used by Investing Activities                (13,897)         (49,334)
                                               --------------    -------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Debt and Capital
   Lease Obligations                                  74,400           58,000
  Reduction of Debt and Capital Lease Obligations    (69,017)         (30,803)
  Additions to Deferred Financing Charges               (279)             (21)
  Purchase of Treasury Stock                             (50)          (2,624)
  Common Stock Dividends Paid                           (761)            (813)
                                               --------------    -------------
Net Cash Provided by Financing Activities              4,293           23,739
                                               --------------    -------------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                          29,093          (12,526)
Cash and Cash Equivalents at Beginning of
 Period                                               18,661           32,008
                                               --------------    -------------
Cash and Cash Equivalents at End of Period       $    47,754       $   19,482
                                               ==============    =============

       The accompanying notes are an integral part of these statements.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 2000
                                (Unaudited)

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

Note 2.  Operating Segments
     The Company's three operating segments, Liner Services, Time Charter Contracts, and Contracts of Affreightment, are identified primarily based on the characteristics of the contracts and terms under which its fleet of vessels and barges are operated. The Company also reports an Other category that includes results of several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting and other specialized services primarily to the Company's operating segments described below. Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
      The following table presents information about segment profit and loss for the six months ended June 30, 2000 and 1999. The Company does not allocate interest income, administrative and general expenses, equity in unconsolidated entities, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provided specialized services to the operating segments.

                                          Time
                              Liner     Charter   Contracts of
(All Amounts in Thousands)   Services  Contracts  Affreightment Other   Total
------------------------------------------------------------------------------
2000
Revenues from external
 customers                  $ 92,214   $ 67,620    $ 15,853  $  2,274  $177,961
Intersegment revenues            -          -           -      15,373    15,373
Gross voyage profit
 before depreciation           5,706     28,446       6,560     1,545    42,257
Depreciation                   7,692      8,658       3,296       137    19,783
Interest expense               2,785     10,355       3,505       225    16,870
Gain on sale of vessels          -        5,063         -         -       5,063
Segment (loss) profit before
 interest income, administrative
 and general expenses, equity
 in unconsolidated entities
 and taxes                    (4,771)    14,496        (241)    1,183    10,667
-------------------------------------------------------------------------------
1999
Revenues from external
 customers                  $ 87,185   $ 63,214    $ 15,922  $  4,787  $171,108
Net revenue from contract
 settlement - accrual            -          -         3,156       -       3,156
Intersegment revenues            -          -           -      18,495    18,495
Gross voyage profit
 before depreciation          11,425     24,669       9,376     2,635    48,105
Depreciation                   7,111      8,521       3,296       354    19,282
Interest expense               2,869      7,652       4,168       552    15,241
Gain on sale of vessel and land  -        7,753         -       2,408    10,161
Segment profit before interest
 income, administrative and
 general expenses, equity in
 unconsolidated entities
 and taxes                     1,445     16,249       1,912     4,137    23,743
-------------------------------------------------------------------------------

     The  following table presents information about segment
profit  and loss for the second quarter ended June 30,  2000 and 1999.

                                          Time
                              Liner     Charter   Contracts of
(All Amounts in Thousands)   Services  Contracts  Affreightment Other   Total
------------------------------------------------------------------------------
2000
Revenues from external
 customers                  $ 47,296   $ 33,307    $  8,184  $    150  $ 88,937
Intersegment revenues            -          -           -       6,379     6,379
Gross voyage profit
 before depreciation           4,848     13,659       3,528     1,105    23,140
Depreciation                   3,867      4,256       1,649        69     9,841
Interest expense               1,367      5,191       1,721        67     8,346
Gain on sale of vessels          -        5,063         -         -       5,063
Segment profit (loss) before
 interest income, administrative
 and general expenses, equity
 in unconsolidated entities
 and taxes                      (386)     9,275         158       969    10,016
-------------------------------------------------------------------------------
1999
Revenues from external
 customers                  $ 41,735   $ 31,844    $  8,118  $  2,565  $ 84,262
Net revenue from contract
 settlement - accrual            -          -         1,573       -       1,573
Intersegment revenues            -          -           -       9,364     9,364
Gross voyage profit
 before depreciation           6,279     12,977       4,893     1,736    25,885
Depreciation                   3,559      4,266       1,648       167     9,640
Interest expense               1,400      3,972       2,029       271     7,672
Gain on sale of vessel           -        7,753         -         -       7,753
Segment profit before
 interest income, administrative
 and general expenses, equity
 in unconsolidated entities
 and taxes                     1,320     12,492       1,216     1,298    16,326
-------------------------------------------------------------------------------

     Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)        Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                                   2000       1999         2000       1999
                                 --------   --------     --------   --------
Total profit for reportable
 segments                        $ 10,016   $ 16,326     $ 10,667   $ 23,743
Unallocated amounts:
  Interest income                     459        320          718        695
  Administrative and
    general expenses                5,862      6,134       11,568     12,148
                                 --------   --------     --------   --------
Income (loss) before income
 taxes and equity in
 unconsolidated entities         $  4,613   $ 10,512     $   (183)  $ 12,290
                                 ========   ========     ========   ========

Note 3.  Earnings Per Share
      Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Certain stock options totaling 475,000 were excluded from the computation of diluted earnings per share in the first six months of 2000 and 1999, as the effect would have been antidilutive.

Note 4.  Subsequent Events
      The Company concluded in early August a sale/leaseback agreement on one of its Pure Car/Truck Carriers ("PCTC") which resulted in net sales proceeds of approximately $38.0
Million.

                                  ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------
     Certain statements made in this report or elsewhere by, or on behalf of, the Company that are not based on historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about future events and are therefore subject to risks and uncertainties. The Company cautions readers that certain important factors have affected and may affect in the future the Company's actual consolidated results of operations and may cause future results to differ materially from those expressed in or implied by any forward-looking statements made in this report or elsewhere by, or on behalf of, the Company. A description of certain of these important factors is contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

General
-------
     The Company's vessels are operated under a variety of charters, liner services, and contracts. The nature of these arrangements is such that, without a material variation in gross voyage profits (total revenues less voyage expenses and vessel and barge depreciation), the revenues and expenses attributable to a vessel deployed under one type of charter or contract can differ substantially from those attributable to the same vessel if deployed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, the Company's revenues and expenses can fluctuate substantially from one period to another even though the number of vessels deployed, the number of voyages completed, the amount of cargo carried and the gross voyage profit derived from the vessels remain relatively constant. As a result, fluctuations in voyage revenues and expenses are not necessarily indicative of trends in profitability, and management believes that gross voyage profit is a more appropriate measure of performance than revenues. Accordingly, the discussion below addresses variations in gross voyage profits rather than variations in revenues.

                           RESULTS OF OPERATIONS

                      SIX MONTHS ENDED JUNE 30, 2000
               COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999


Gross Voyage Profit
-------------------
      Gross voyage profit decreased 22.0% from $28.8 Million in the first six months of 1999 to $22.5 Million in the first six months of 2000. The first six months of 1999 included a pro-rata accrual of $3.2 Million for the anticipated receipt of lost profits in connection with the 1999 termination of a coal transportation contract as discussed in the Company's December 31, 1999 Form 10-K. After excluding this accrual from the first six months 1999 results, gross voyage profit decreased for the first six months of 2000 as compared to the same period in 1999 by 12.4%. The remaining decrease occurred primarily in the Company's LINER SERVICES segment, where gross voyage profit before depreciation decreased 50.1% from $11.4 Million for the first six months of 1999 to $5.7 Million for the first six months of 2000. The decrease resulted in part because one of the segment's LASH vessels, the RHINE FOREST, was in a shipyard for over 75 days for planned maintenance during the first quarter of 2000. Additionally, the cost of bunker fuel has risen significantly in the past six months. During the first six months of 2000, the Company paid $6.8 Million more for fuel for its LINER SERVICES segment than in the first six months of 1999. This increased fuel cost was incurred even though fewer voyage days were incurred in the first quarter of 2000 because of the out-of-service time for the RHINE FOREST. The decrease in gross voyage profit before depreciation was partially offset by higher revenues for the first six months of 2000 due to higher Transatlantic westbound cargo volumes.
     The decrease in gross voyage profit for the LINER SERVICES segment was partially offset by improved results for the TIME CHARTER CONTRACTS. The gross voyage profit before depreciation for the TIME CHARTER CONTRACTS segment increased 15.3% from $24.7 Million in the first six months of 1999 to $28.4 Million for the same period in 2000 due to the acquisition and commencement of operations of the Company's U.S. Flag PCTC, the GREEN DALE, in September of 1999. In addition, the Company's PCTC, the ASIAN EMPEROR, that delivered to the Company and commenced operations in May of 1999, showed improved results over the older and smaller vessel it replaced. The Company also sold one of its U.S. Flag Pure Car Carriers ("PCCs"), the GREEN BAY, in June of 2000, and replaced it with a newer and larger PCTC, the GREEN COVE.

      The CONTRACTS OF AFFREIGHTMENT segment's gross profit before depreciation and after the aforementioned elimination of the 1999 first and second quarter contract termination accrual, increased 5.5% from $6.2 Million in the first six months of 1999 to $6.6 Million for the same period in 2000 due to a slight increase in revenue tons carried.
      Vessel and barge depreciation for the first six months of 2000 increased 2.6% to $19.8 Million as compared to $19.3 Million in the same period of 1999 primarily due to the commencement of operations of the GREEN DALE as discussed above.

Other Income and Expenses
-------------------------
      Administrative and general expenses decreased from $12.1 Million in the first six months of 1999 to $11.6 Million in the same period in 2000 due to a continuing cost reduction program.
      Earnings in 2000 included a gain of $6.1 Million recognized on the sale of a PCC in June of 2000 offset by a loss of $1.0 Million recognized on the sale of one of the Company's LASH vessels no longer needed for operations. Earnings in 1999 included a gain of $2.4 Million recognized on the sale of a parcel of land no longer required in the Company's operations and a gain of $7.8 Million recognized on the sale of a PCC in May of 1999.
     Interest expense was $16.9 Million for the first six months of 2000 as compared to $15.2 Million for the same period in 1999. The increase resulted primarily from the financing associated with the acquisition of the ASIAN
EMPEROR early in the second quarter of 1999 and the acquisition of the GREEN DALE at the end of the third quarter of 1999.
     Investment income increased from $695,000 for the first six months of 1999 to $718,000 for the first six months of 2000 due to a higher average balance of invested funds and more favorable interest rates.

Income Taxes
------------
      The Company provided $48,000 for Federal income taxes in the first six months of 2000 and $4.3 Million in the first six months of 1999 at the statutory rate of 35% for both periods.

                    SECOND QUARTER ENDED JUNE 30, 2000
               COMPARED TO SECOND QUARTER ENDED JUNE 30, 1999

Gross Voyage Profit
-------------------
     Gross voyage profit decreased 18.1% from $16.2 Million in the second quarter of 1999 to $13.3 Million in the second quarter of 2000. The second quarter of 1999 included a pro-rata accrual of $1.6 Million for the anticipated receipt of lost profits in connection with the 1999 termination of a coal transportation contract as discussed in the Company's December 31, 1999 Form 10-K. After excluding this accrual from the second quarter 1999 results, gross voyage profit decreased in the second quarter of 2000 as compared to the same period in 1999 by 9.4%. The remaining decrease occurred primarily in the Company's LINER SERVICES segment, where gross voyage profit before depreciation decreased 22.8% from $6.3 Million in the second quarter of 1999 to $4.8 Million for the second quarter of 2000. The decrease resulted primarily from the cost of bunker fuel, which has risen significantly in the past six months. In the second quarter of 2000, the Company paid $3.5 Million more for fuel for its LINER SERVICES segment than in the second quarter of 1999.
     The decrease in gross voyage profit for the LINER SERVICES segment was partially offset by improved results for the TIME CHARTER CONTRACTS. The gross voyage profit before depreciation for the TIME CHARTER CONTRACTS segment increased 5.3% from $13.0 Million in the second quarter of 1999 to $13.7 Million for the same period in 2000 due to the acquisition and commencement of operations of the Company's U.S. Flag PCTC, the GREEN DALE, in September of 1999. In June of 2000, the Company sold one of its PCC's, the GREEN BAY, and replaced it with a newer and larger PCTC, the GREEN COVE.
      The CONTRACTS OF AFFREIGHTMENT segment's gross profit before depreciation and after the aforementioned elimination of the 1999 second quarter contract termination accrual, increased 6.3% from $3.3 Million in the second quarter of 1999 to $3.5 Million for the same period in 2000 due to a slight increase in revenue tons carried.
     Vessel and barge depreciation for the second quarter of 2000 increased 2.1% to $9.8 Million as compared to $9.6 Million in the same period of 1999 primarily due to the commencement of operations of the GREEN DALE as discussed above.

Other Income and Expenses
-------------------------
     Administrative and general expenses decreased from $6.1
Million in the second quarter of 1999 to $5.9 Million in the same period in 2000 due to a continuing cost reduction program.

      Earnings in 2000 included a gain of $6.1 Million recognized on the sale of a PCC in June of 2000 offset by a loss of $1.0 Million recognized on the sale of one of the Company's LASH vessels no longer needed for operations. Earnings in the second quarter of 1999 included a gain of $7.8 Million recognized on the sale of a PCC in May of 1999.
     Interest expense was $8.3 Million for the second quarter of 2000 as compared to $7.7 Million for the same period in 1999. The increase resulted primarily from the financing associated with the acquisition of the ASIAN
EMPEROR early in the second quarter of 1999 and the acquisition of the GREEN DALE at the end of the third quarter of 1999.
      Investment income increased from $320,000 for the second quarter of 1999 to $459,000 for the second quarter of 2000 due to a higher average balance of invested funds and more favorable interest rates.

Income Taxes
------------
      The Company provided $1.7 Million for Federal income taxes in the second quarter of 2000 and $3.7 Million in the second quarter of 1999 at the statutory rate of 35% for both periods.

               LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital increased from $35.6 Million at December 31, 1999, to $49.9 Million at June 30, 2000, after provision for current maturities of long-term
debt  and capital lease obligations of $30.7 Million.   Cash
and cash equivalents increased during the first six months of 2000 by $29.1 Million to a total of $47.8 Million. This increase, which resulted from cash provided by operating activities of $38.7 Million and by financing activities of
$4.3  Million,  was  partially  offset  by  cash  used   for
investing activities of $13.9 Million.
      The major source of cash from operations was net loss adjusted for the gain on sale of vessels and other property, as well as non-cash provisions such as depreciation and
amortization.   Investing  activities  during   the   period
included asset additions of $33.2 Million, substantially all of which resulted from the purchase of the GREEN COVE and $3.3 Million in deferred vessel drydocking charges. These additions were partially offset by the proceeds of $17.7 Million received from the sale of vessels and property, substantially all of which resulted from the sale of the GREEN BAY, proceeds from the sale of short-term marketable securities of $4.0 Million, and returns from investments in direct financing leases of $1.9 Million.
      The net cash provided by financing activities of $4.3 Million included proceeds from the financing of the GREEN COVE for $22.4 Million, proceeds from a sale-leaseback of two LASH vessels for $14.0 Million and draws against the Company's line of credit totaling $38.0 Million, offset by reductions of debt and capital lease obligations of $69.0 Million stemming from regularly scheduled principal payments and repayments of amounts drawn under lines of credit.
      At June 30, 2000, $9.0 Million was outstanding on the Company's $48.0 Million revolving credit facility.
     Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service and dividend requirements during the foreseeable future. The Company concluded in early August a sale/leaseback agreement on one of its PCTCs which resulted in net sales proceeds of approximately $38.0 Million.
      The  Company  has  not  been notified  that  it  is  a
potentially  responsible  party  in  connection   with   any
environmental matters.
      At a regular meeting held July 19, 2000, the Board of Directors declared a quarterly dividend of 6.25 cents per Common Share payable on September 15, 2000, to shareholders of record on September 1, 2000.

                           STOCK REPURCHASE PROGRAM

      In October of 1998, the Company's Board of Directors approved a stock repurchase program to buy up to 500,000 shares of its common stock. In October of 1999, the Company completed the program and the Company's Board of Directors approved another stock repurchase program to buy up to 1,000,000 shares of its common stock, based on the Board's belief that the market value of the Company's common stock did not adequately reflect the Company's inherent value. Repurchases are expected to be made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending upon financial and market conditions. As of June 30, 2000, 600,000 shares had been repurchased under these two programs for a total cost of $7,571,000 at an average market price of $12.68 per share, of which 4,300 shares were repurchased during 2000.


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

                                ITEM 3.
   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of its business, the Company is exposed to foreign currency, interest rate, and commodity price risk. The Company utilizes derivative financial instruments including forward exchange contracts, interest rate swap agreements and commodity swap agreements to manage certain of these exposures. The Company hedges only firm commitments or anticipated transactions and does not use derivatives for speculation. The Company neither holds nor issues financial instruments for trading purposes.
     At June 30, 2000, there were no material changes in market risk exposure for the foreign currency risk described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.
     The fair value of long-term debt at June 30, 2000, including current maturities, was estimated to be $411.7 Million compared to a carrying value of $409.1 Million. The potential increase in fair value resulting from a hypothetical 10% increase in the average interest rates applicable to the Company's long-term debt at June 30, 2000, would be approximately $8.6 Million or 2.1% of the carrying value.
     The estimated fair value of the interest rate swap agreements at June 30, 2000, discussed in the Company's Form 10-K, based on the amount that the banks would receive or pay to terminate the swap agreements taking into account current market conditions and interest rates at the reporting date, was an asset of $3.9 Million. A hypothetical 10% decrease in interest rates at June 30, 2000, would have resulted in a $1.7 Million decrease in the fair value of the asset.
     The estimated fair value of the commodity swap agreements at June 30, 2000, discussed in the Company's Form 10-K, based on the difference between price per ton of fuel at the end of the second quarter and the contract delivery price per ton of fuel times the quantity applicable to the agreements, was an asset of $1.3 Million. A hypothetical 10% decrease in the price per ton of fuel at June 30, 2000, would have resulted in a $616,000 decrease in the fair value of the asset.

                 PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The matters voted upon and results of the voting at the Company's annual meeting of shareholders held April 12, 2000, were reported in response to Item 4 of the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2000, and are incorporated herein by reference.

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


(b) No reports on Form 8-K were filed for the three month period ended June 30, 2000.



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


Date       August 11, 2000
     ___________________________