Form 10-Q
period 2000-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 2000-11-14
CIK 278041

           INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  September 30, 2000
                                         --------------------

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from___________ to___________

Commission file number             2-63322
                      ----------------------------------------

                      INTERNATIONAL SHIPHOLDING CORPORATION
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                    36-2989662
----------------------------------           -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               Number)

650 Poydras Street            New Orleans, Louisiana               70130
----------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                (504) 529-5461
----------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. YES______x______ NO_____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock   $1 Par Value        6,082,887 shares  (September 30, 2000)
                                    -------------------

                          PART I - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS

                      INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (All Amounts in Thousands Except Share Data)
                                  (Unaudited)
                                  Three Months Ended        Nine Months Ended
                                Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                                  2000        1999         2000        1999
                               ----------  ----------   ----------  ----------
Revenues                       $  82,640   $  81,254    $ 253,254   $ 248,519
Subsidy Revenue                    3,682       3,145       11,029      10,144
Net Revenue from Contract
  Settlement                         -        17,336          -        17,336
                               ----------  ----------   ----------  ----------
                                  86,322     101,735      264,283     275,999
                               ----------  ----------   ----------  ----------
Operating Expenses:
   Voyage Expenses                63,388      66,962      199,092     193,121
   Vessel and Barge Depreciation   9,635       9,744       29,418      29,026
                               ----------  ----------   ----------  ----------
Gross Voyage Profit               13,299      25,029       35,773      53,852
                               ----------  ----------   ----------  ----------
Administrative and General
  Expenses                         5,123       5,934       16,691      18,082
Gain on Sale of Land/Vessels         -           -          5,063      10,161
                               ----------  ----------   ----------  ----------
Operating Income                   8,176      19,095       24,145      45,931
                               ----------  ----------   ----------  ----------
Interest:
    Interest Expense               8,754       8,117       25,624      23,358
    Investment Income               (999)       (367)      (1,717)     (1,062)
                               ----------  ----------   ----------  ----------
                                   7,755       7,750       23,907      22,296
                               ----------  ----------   ----------  ----------

Income Before Provision (Benefit)
  for Income Taxes, Equity in Net
  (Loss) Income of Unconsolidated
  Entities, and Extraordinary Item   421      11,345         238       23,635
                               ----------  ----------   ----------  ----------
Provision (Benefit) for
  Income Taxes:
    Current                          502         200       1,580          843
    Deferred                        (264)      3,791      (1,294)       7,496
    State                            -            93         140          254
                               ----------  ----------   ----------  ----------
                                     238       4,084         426        8,593
                               ----------  ----------   ----------  ----------

Equity in Net (Loss) Income of
  Unconsolidated Entities (Net
  of Applicable Taxes)                (7)        (24)          7           41
                               ----------  ----------   ----------  ----------

Income (Loss) Before
  Extraordinary Item                 176       7,237        (181)      15,083
                               ----------  ----------   ----------  ----------
Extraordinary Gain on Early
  Retirement of Bonds (Net
  of Income Tax Provision of
  $130)                              242         -           242         -
                               ----------  ----------   ----------  ----------

Net Income                     $     418   $   7,237    $     61    $  15,083
                               ==========  ==========   ==========  ==========

Basic and Diluted Earnings
  Per Share:
    Income (Loss) Before
      Extraordinary Item       $    0.03   $   1.12     $  (0.03)   $    2.32
    Extraordinary Gain              0.04        -           0.04          -
                               ----------  ----------   ----------  ----------
    Net Income                 $    0.07   $   1.12     $   0.01    $    2.32
                               ==========  ==========   ==========  ==========

Weighted Average Shares of
  Common Stock Outstanding     6,082,887   6,449,017    6,082,976   6,508,491

      The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (All Amounts in Thousands)
                                (Unaudited)

                                                September 30,    December 31,
ASSETS                                              2000             1999
                                                -------------   -------------
Current Assets:
   Cash and Cash Equivalents                      $  17,972       $  18,661
   Marketable Securities                              7,525          11,337
   Accounts Receivable, Net of Allowance for
     Doubtful Accounts of $297 and $294 in
     2000 and 1999, Respectively:
           Traffic                                   39,364          47,855
           Agents'                                    5,266           6,660
           Claims and Other                          11,043           7,174
   Federal Income Taxes Receivable                      579             583
   Deferred Income Taxes                                 57              60
   Net Investment in Direct Financing Leases          3,538           3,137
   Other Current Assets                               6,287           4,134
   Material and Supplies Inventory, at Lower of
     Cost or Market                                  11,655          12,726
                                                -------------   -------------
Total Current Assets                                103,286         112,327
                                                -------------   -------------
Marketable Equity Securities                            259             234
                                                -------------   -------------
Investment in Unconsolidated Entities                 4,207           2,805
                                                -------------   -------------
Net Investment in Direct Financing Leases           109,005         112,032
                                                -------------   -------------
Vessels, Property, and Other Equipment, at Cost:
   Vessels and Barges                               745,050         775,001
   Other Marine Equipment                             8,278           7,897
   Terminal Facilities                               18,425          18,470
   Land                                               1,230           1,230
   Furniture and Equipment                           17,197          17,222
                                                -------------   -------------
                                                    790,180         819,820
Less -  Accumulated Depreciation                   (365,270)       (379,588)
                                                -------------   -------------
                                                    424,910         440,232
                                                -------------   -------------
Other Assets:
  Deferred Charges, Net of Accumulated
    Amortization of $42,833 and $49,880
    in 2000 and 1999, Respectively                   31,725          39,692
  Acquired Contract Costs, Net of
    Accumulated Amortization of $16,701
    and $15,609 in 2000 and 1999, Respectively       13,824          14,916
  Due from Related Parties                              813             580
  Other                                              11,459          12,185
                                                -------------   -------------
                                                     57,821          67,373
                                                -------------   -------------
                                                  $ 699,488       $ 735,003
                                                =============   =============

    The accompanying notes are an integral part of these statements.

                    INTERNATIONAL SHIPHOLDING CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                 (All Amounts in Thousands Except Share Data)
                                 (Unaudited)

                                                September 30,    December 31,
                                                   2000              1999
                                                -------------   -------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
   Current Maturities of Long-Term Debt           $  24,294        $  23,137
   Current Maturities of Capital Lease
     Obligations                                      8,004            3,231
   Accounts Payable and Accrued Liabilities          45,238           50,388
                                                -------------   -------------
Total Current Liabilities                            77,536           76,756
                                                -------------   -------------
Billings in Excess of Income Earned and
  Expenses Incurred                                   6,165            5,083
                                                -------------   -------------
Long-Term Capital Lease Obligations, Less
  Current Maturities                                 52,465            8,853
                                                -------------   -------------
Long-Term Debt, Less Current Maturities             312,978          391,589
                                                -------------   -------------
Other Long-Term Liabilities:
   Deferred Income Taxes                             43,727           45,124
   Claims and Other                                  25,129           25,114
                                                -------------   -------------
                                                     68,856           70,238
                                                -------------   -------------

Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock                                       6,756            6,756
   Additional Paid-In Capital                        54,450           54,450
   Retained Earnings                                129,360          130,440
   Less - Treasury Stock                             (8,704)          (8,654)
   Accumulated Other Comprehensive Loss                (374)            (508)
                                                -------------   -------------
                                                    181,488          182,484
                                                -------------   -------------
                                                  $ 699,488        $ 735,003
                                                =============   =============

    The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'INVESTMENT
                          (All Amounts in Thousands)
                                 (Unaudited)
                                                             Accumulated
                                Additional                      Other
                         Common  Paid-In  Retained Treasury Comprehensive
                          Stock  Capital  Earnings  Stock   Income (Loss) Total
                        -------- -------- --------- -------- ---------- --------
Balance at
  December 31, 1998     $  6,756 $ 54,450  $117,399 ($1,422)   ($75)    $177,108

Comprehensive Income:
   Net Income for Year Ended
     December 31, 1999        -        -     14,623      -      -         14,623

Other Comprehensive Income:
  Unrealized Holding Loss on
    Marketable Securities,
    Net of Deferred Taxes of
    ($233)                    -        -        -        -     (433)       (433)
                                                                        --------
Total Comprehensive Income                                                14,190

Treasury Stock                -        -        -     (7,232)    -       (7,232)

Cash Dividends                -        -     (1,582)      -      -       (1,582)
                        -------- --------- --------- -------- --------- --------
Balance at
  December 31, 1999     $  6,756 $ 54,450  $130,440   ($8,654)  ($508)  $182,484
                        ======== ========= ========= ======== ========= ========
Comprehensive Income:
   Net Income for the
     Period Ended
     September 30, 2000       -       -          61       -      -           61

Other Comprehensive Income:
  Unrealized Holding Gain on
    Marketable Securities,
    Net of Deferred Taxes of
    $72                       -       -         -         -       134        134
                                                                        --------
Total Comprehensive Income                                                   195

Treasury Stock                -       -         -        (50)      -        (50)

Cash Dividends                -       -      (1,141)      -        -     (1,141)
                        -------- --------- --------- --------- -------- --------
Balance at
  September 30, 2000    $  6,756 $ 54,450  $129,360   ($8,704)   ($374) $181,488
                        ======== ========= ========= ========= ======== ========

    The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (All Amounts in Thousands)
                                (Unaudited)


                                             For Nine Months Ended September 30,
                                                    2000             1999
                                               --------------   --------------
Cash Flows from Operating Activities:
  Net Income                                     $     61         $ 15,083
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
       Depreciation                                31,687           31,182
       Amortization of Deferred Charges and
         Other Assets                              14,588           13,311
       (Benefit) Provision for Deferred Income
         Taxes                                     (1,294)           7,496
       Equity in Net Income of Unconsolidated
         Entities                                      (7)             (41)
       Gain on Sale of Vessels and Other Property  (5,345)         (10,291)
       Net Revenue from Contract Settlement           -            (20,552)
       Proceeds from Contract Settlement              -             22,327
       Extraordinary Gain                            (242)             -
  Changes in:
       Accounts Receivable                          6,240            2,862
       Inventories and Other Current Assets        (1,135)          (2,776)
       Other Assets                                 3,773             (372)
       Accounts Payable and Accrued Liabilities    (6,933)          (9,654)
       Federal Income Taxes Payable                  (303)            (884)
       Unearned Income                              1,082             (387)
       Other Long-Term Liabilities                   (835)          (1,320)
                                               --------------   --------------
Net Cash Provided by Operating Activities          41,337           45,984
                                               --------------   --------------
Cash Flows from Investing Activities:
  Net Investment in Direct Financing Lease          2,666          (56,533)
  Purchase of Vessels and Other Property          (33,865)         (51,104)
  Additions to Deferred Charges                    (4,709)         (11,249)
  Proceeds from Sale of Vessels and Other
    Property                                       20,988           19,336
  Purchase of and Proceeds from Short-Term
    Investments                                     3,990            1,797
  Investment in and Partial Sale of
    Unconsolidated Entities                        (1,391)             766
  Purchase of Marketable Equity Securities            -                (20)
  Other Investing Activities                         (233)             112
                                               --------------   --------------
Net Cash Used by Investing Activities             (12,554)         (96,895)
                                               --------------   --------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Debt and Capital
    Lease Obligations                             117,400          108,400
  Reduction of Debt and Capital Lease
    Obligations                                  (146,254)         (59,975)
  Additions to Deferred Financing Charges            (324)            (513)
  Purchase of Treasury Stock                          (50)          (4,073)
  Common Stock Dividends Paid                      (1,141)          (1,215)
  Other Financing Activities                          897              -
                                               --------------   --------------
Net Cash (Used) Provided by Financing Activities  (29,472)          42,624
                                               --------------   --------------
Net Decrease in Cash and Cash Equivalents            (689)          (8,287)
Cash and Cash Equivalents at Beginning of Period   18,661           32,008
                                               --------------   --------------
Cash and Cash Equivalents at End of Period       $ 17,972        $  23,721
                                               ==============   ==============

    The accompanying notes are an integral part of these statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                (Unaudited)

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

Note 2.  Operating Segments
     The Company's three operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, and CONTRACTS OF AFFREIGHTMENT, are identified primarily based on the characteristics of the contracts and terms under which its fleet of vessels and barges are operated. The Company also reports an OTHER category that includes results of several of the Company's subsidiaries that
provide ship charter brokerage, agency and other   specialized  services
primarily  to  the  Company's operating  segments described below.  Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
       The   Company  does  not  allocate  interest  income, administrative
and    general   expenses, equity  in unconsolidated entities, income taxes or extraordinary items to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provided specialized services to the operating segments. The following table presents information about segment profit and loss for the nine months ended September 30, 2000 and 1999.

                                           Time
                                Liner     Charter   Contracts of
(All Amounts in Thousands)     Services  Contracts Affreightment  Other   Total
--------------------------------------------------------------------------------
2000
Revenues from  external
 customers                    $135,282  $102,265   $ 23,814   $  2,922  $264,283
Intersegment revenues              -         -          -       22,891    22,891
Gross voyage profit before
 vessel and barge depreciation   8,669    44,421      9,753      2,348    65,191
Vessel and barge Depreciation   11,486    12,780      4,944        208    29,418
Interest expense                 4,305    15,580      5,414        325    25,624
Gain on sale of vessels            -       5,063        -          -       5,063
Segment (loss) profit before
 interest income, administrative
 and general expenses, equity in
 unconsolidated entities, taxes
 and extraordinary item         (7,122)   21,124       (605)     1,815    15,212
--------------------------------------------------------------------------------
1999
Revenues from  external
 customers                    $132,334  $ 95,351   $ 26,455   $  4,523  $258,663
Net revenue from contract
 settlement - less prior
 quarter's accrual                 -         -       17,336        -      17,336
Intersegment revenues              -         -          -       27,486    27,486
Gross voyage profit before
 vessel and barge depreciation  12,402    37,042     29,805      3,629    82,878
Vessel and barge depreciation   10,808    12,766      4,944        508    29,026
Interest expense                 4,533    12,210      6,037        578    23,358
Gain on sale of vessel and land    -       7,753        -        2,408    10,161
Segment (loss) profit before
 interest income, administrative
 and general expenses, equity in
 unconsolidated entities
 and taxes                      (2,939)   19,819     18,824      4,951    40,655
--------------------------------------------------------------------------------

     The following table presents information about segment profit and loss for the third quarter ended September 30, 2000 and 1999.

                                           Time
                                Liner     Charter   Contracts of
(All Amounts in Thousands)     Services  Contracts Affreightment  Other   Total
-------------------------------------------------------------------------------
2000
Revenues from  external
 customers                     $ 43,068  $ 34,645   $  7,961   $   648  $ 86,322
Intersegment revenues               -         -          -       7,518     7,518
Gross voyage profit before
 vessel and barge depreciation    2,963    15,975      3,193       803    22,934
Vessel and barge depreciation     3,794     4,122      1,648        71     9,635
Interest expense                  1,520     5,225      1,909       100     8,754
Segment (loss) profit before
 interest income, administrative
 and general expenses, equity in
 unconsolidated entities, taxes,
 and extraordinary item          (2,351)    6,628       (364)      632     4,545
--------------------------------------------------------------------------------
1999
Revenues from external
 customers                     $ 43,623  $ 32,137   $  7,377  $  1,262  $ 84,399
Net revenue from contract
 settlement - less prior
 quarter's accrual                  -         -       17,336       -      17,336
Intersegment revenues               -         -          -       8,991     8,991
Gross voyage profit before
 vessel and barge depreciation    1,467    12,373     20,429       504    34,773
Vessel and barge depreciation     3,697     4,245      1,648       154     9,744
Interest expense                  1,664     4,558      1,869        26     8,117
Segment (loss) profit before
 interest income, administrative
 and general expenses, equity in
 unconsolidated entities
 and taxes                       (3,894)    3,570     16,912       324    16,912
--------------------------------------------------------------------------------

     Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)
                        Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                            2000         1999            2000        1999
                         ----------  -----------      ----------  ----------
Total profit for
 reportable segments      $  4,545    $ 16,912         $ 15,212    $ 40,655
Unallocated amounts:
   Interest income             999         367            1,717       1,062
   Administrative and
     general expenses        5,123       5,934           16,691      18,082
                         ----------  -----------      ----------  ----------
Income before equity in
 unconsolidated entities,
 taxes and extraordinary
 item                     $   421     $ 11,345         $    238    $ 23,635
                         ==========  ===========      ==========  ==========

Note 3.  Earnings Per Share
      Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were excluded from the computation of diluted earnings per share in the first nine months of 2000 and 1999, as the effect would have been antidilutive.

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

                            RESULTS OF OPERATIONS

                    NINE MONTHS ENDED SEPTEMBER 30, 2000
            COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999


Gross Voyage Profit
-------------------
           Gross voyage profit decreased 33.6% from $53.9 Million in the first nine months of 1999 to $35.8 Million in the first nine months of 2000. The first nine months of 1999 included net revenue of $17.3 Million plus first and second quarter accruals of $3.2 Million from a settlement for the  premature  termination of  a  coal  transportation contract  as  discussed
in the Company's December  31,  1999 Form  10-K.   After excluding this reported
settlement  from the  1999 results, gross voyage profit increased by 7.4% for
the first nine months of 2000 as compared to the same period in  1999.   The
increase occurred primarily in the Company's TIME CHARTER CONTRACTS segment, where gross voyage profit before depreciation increased 19.9% from $37.0 Million in the first nine months of 1999 to $44.4 Million for the same period
in  2000.   The  increase  was  due  primarily   to supplemental  cargoes
carried in addition to  the  segment's charter  agreements.   In  addition,
the  acquisition   and commencement of operations of the Company's U.S.  Flag
Pure Car/Truck Carrier ("PCTC"), the GREEN DALE, in September of 1999 contributed to the increase. The Company's PCTC, the ASIAN EMPEROR, which delivered to the Company and commenced operations in May of 1999, showed improved results over the older and smaller vessel it replaced. The Company also sold one of its U.S. Flag Pure Car Carriers ("PCCs"), the GREEN BAY,
in  June  of 2000, and replaced it with  a  newer  and larger PCTC, the GREEN
COVE.
      The  CONTRACTS OF AFFREIGHTMENT segment's gross profit before depreciation
and after the aforementioned elimination of   the  1999  settlement  for  the
contract termination, increased 5.4% from $9.3 Million in the first nine months of 1999 to $9.8 Million for the same period in 2000 due to a slight increase in revenue tons carried.
     Effective in the fourth quarter of 2000, the Company's CONTRACTS OF AFFREIGHTMENT segment's contract with a major mining company in Irian Jaya, Indonesia, will be serviced by one multi-purpose vessel, a small tanker, and two container ships. The two Float-On/Float-Off ships, BANDA SEA and BALI SEA, previously employed in this trade are being modified to enable them to carry
standard gauge railroad  cars.   They will then be transferred to the U.S. Gulf
where they will be employed on a regular service, with sailings every four days, carrying loaded rail cars, rolled on and rolled off the vessels,
between Mobile, Alabama,  and  Coatzacoalcos, Mexico.   Each  vessel has a
capacity for 60  standard rail cars.  This new service, under the name of CGR,

Inc.,  will begin  in January of 2001.  With departures every four  days from  Coatzacoalcos and Mobile, respectively, it will  offer with each vessel a three-day transit between these ports and provide a total of 90 trips per year in each direction.
     The   increase  in  gross  voyage  profit   after   the aforementioned
elimination of the 1999 settlement  for  the contract  termination  was offset
by  the  Company's  LINER SERVICES   segment,   where  gross  voyage   profit
before depreciation decreased 30.1% from $12.4 Million for the first nine months of 1999 to $8.7 Million for the first nine months of 2000. The decrease resulted in part because one of the segment's LASH vessels, the RHINE FOREST, was in a shipyard for over 76 days for planned maintenance during the first quarter of 2000. Additionally, increased fuel oil cost continues to negatively affect earnings even though partially offset by hedging contracts entered into prior to the beginning of the year. After adjusting for the hedging contracts in place through December of 2000, the Company paid $8.9 Million more for fuel for its LINER SERVICES segment during the first nine months of 2000 than in the same period in 1999. This increased fuel cost was incurred even though fewer voyage days were incurred in the first quarter of 2000 because of the out-of-service time for the RHINE FOREST.
     Vessel and barge depreciation for the first nine months of 2000 increased 1.4% to $29.4 Million as compared to $29.0 Million in the same period of 1999 primarily due to the commencement of operations of the GREEN DALE and GREEN COVE as discussed above, partially offset by the sale of the GREEN BAY in June of 2000.

Other Income and Expenses
-------------------------
      Administrative and general expenses decreased from $18.1 Million in the first nine months of 1999 to $16.7 Million in the same period in 2000 due to a continuing cost reduction program.
      Earnings in 2000 included a gain of $6.1 Million recognized on the sale of a PCC in June of 2000, which was partially offset by a loss of $1.0 Million recognized on the sale of one of the Company's LASH vessels no longer needed for operations. Earnings in 1999 included a gain of $2.4 Million recognized on the sale of a parcel of land no longer required in the Company's operations and a gain of $7.8 Million recognized on the sale of a PCC in May of 1999.
     Interest expense was $25.6 Million for the first nine months of 2000 as compared to $23.4 Million for the same period in 1999. The increase resulted primarily from the financing associated with the acquisition of the ASIAN EMPEROR early in the second quarter of 1999, the acquisition of the GREEN DALE at the end of the third quarter of 1999, the acquisition of the GREEN COVE at the end of the second quarter of 2000, and higher interest rates in 2000.

     Investment income increased from $1.1 Million for the first nine months of 1999 to $1.7 Million for the first nine months of 2000 due to a higher average balance of invested funds and more favorable interest rates.
     The Company incurred an extraordinary gain of $242,000, net of taxes, during the first nine months of 2000 related to the early retirement of bonds.

Income Taxes
------------
      The Company provided $286,000 for Federal income taxes in the first nine months of 2000 and $8.3 Million in the first nine months of 1999 at the statutory rate of 35% for both periods.


                   THIRD QUARTER ENDED SEPTEMBER 30, 2000
             COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1999

Gross Voyage Profit
-------------------
     Gross voyage profit decreased 46.9% from $25.0 Million in the third quarter of 1999 to $13.3 Million in the third quarter of 2000. The third quarter of 1999 included net revenues of $17.3 Million, which was net of first and second quarter revenue accruals, for the premature termination of a coal transportation contract as discussed in the Company's December 31,
1999 Form 10-K. After excluding the net revenue from the contract settlement from 1999 results, gross voyage profit increased in the third
quarter of  2000 as  compared  to  the  same period in 1999  by  72.9%.   The
increase  occurred partially in the Company's  TIME  CHARTER CONTRACTS
segment,  where  gross  voyage   profit   before depreciation increased 29.1%
from $12.4 Million in the third quarter  of  1999 to $16.0 Million for the
same  period  in 2000.   The  increase  was  due  primarily  to  supplemental
cargoes   carried  in  addition  to  the  segment's  charter agreements.   In
addition, the acquisition and commencement of operations of the Company's U.S. Flag PCTC, the GREEN DALE, in September of 1999 contributed to the
increase.   In June  of 2000, the Company sold one of its PCC's, the  GREEN
BAY, and replaced it with a newer and larger PCTC, the GREEN COVE.
     The   Company's  LINER  SERVICES  segment  also  showed improved results,
where  gross  voyage   profit   before depreciation doubled from $1.5 Million
in the third quarter of 1999 to $3.0 Million for the third quarter of 2000. The increase resulted from the GREEN ISLAND being out of service for 76 days during the third quarter of 1999 for repairs related to a casualty. This increase was partially offset by the cost of bunker fuel, which has risen significantly in the past nine months. After adjusting for the hedging contracts, the Company paid $2.0 Million more for fuel for its LINER SERVICES segment during the third quarter of 2000 than in the same period in 1999.
      The CONTRACTS OF AFFREIGHTMENT segment's gross profit before depreciation and after the aforementioned elimination of the 1999 net revenue from contract settlement, increased 3.2% from $3.1 Million in the third quarter of 1999 to $3.2 Million for the same period in 2000 due to a slight increase in revenue tons carried.
      Vessel and barge depreciation for the third quarter of 2000 was approximately the same as the third quarter of 1999.

Other Income and Expenses
-------------------------
     Administrative and general expenses decreased from $5.9 Million in the third quarter of 1999 to $5.1 Million in the same period in 2000 due to a continuing cost reduction program.
     Interest expense was $8.8 Million for the third quarter of 2000 as compared to $8.1 Million for the same period in 1999. The increase resulted primarily from the financing associated with the acquisition of the GREEN DALE at the end of the third quarter of 1999, the acquisition of the GREEN COVE at the end of the second quarter of 2000, and higher interest rates in 2000.
     Investment income increased from $367,000 for the third quarter of 1999 to $999,000 for the third quarter of 2000 due to a higher average balance of invested funds and more favorable interest rates.
     The Company incurred an extraordinary gain of $242,000, net of taxes, during the third quarter of 2000 related to the early retirement of bonds.

Income Taxes
------------
      The Company provided $238,000 for Federal income taxes in the third quarter of 2000 and $4.0 Million in the third quarter of 1999 at the statutory rate of 35% for both periods.

                       LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital decreased from $35.6 Million at December 31, 1999, to $25.8 Million at September 30, 2000, after provision for current maturities of long-term debt and capital lease obligations of $32.3 Million. Cash and cash equivalents decreased during the first nine months of 2000 by $689,000 to a total of $18.0 Million. This decrease, which resulted from cash used for investing activities of $12.6 Million and for financing activities of $29.5 Million, was offset by cash provided by  operating activities of $41.3 Million.
     The major source of cash from operations was net income adjusted for the gain on sale of vessels and other property, as well as non-cash provisions
such as  depreciation  and amortization.   Investing  activities  during  the
period included asset additions of $33.9 Million, substantially all of which resulted from the purchase of the GREEN COVE and $4.7 Million in deferred
vessel drydocking charges.   These additions  were  partially offset by $21.0
Million received from the sale of vessels and property, substantially all of which resulted from the sale of the GREEN BAY, $4.0 Million from the sale of short-term marketable securities, and returns from investments in direct financing leases of $2.7 Million.
      The  net  cash used for financing activities of  $29.5 Million included
reductions  of  debt  and  capital  lease obligations   of  $81.2  Million
stemming  from   regularly scheduled principal payments and repayments of
amounts drawn under  lines  of  credit, and $65.0 Million from  the  early
retirement  of  bonds.   These  reductions  were  offset  by proceeds received
from the financing of the GREEN COVE  for $22.4  Million,  a  sale-leaseback of two LASH vessels for $14.0 Million, a sale-leaseback of a PCTC for $38 Million, and draws against the Company's line of credit totaling 43.0 Million.
      During  the  first  nine months of 2000,  the  Company repurchased
$50.8 Million of its unsecured 9% Senior Notes due 2003 at a small call premium, and $14.2 Million of its unsecured 7 3/4% Senior Notes due 2007 at a
discount.   These repurchases  were made primarily to reduce  interest,  since the proceeds used to buy back the Notes came from financings entered into during the year at lower interest rates. As of September 30, 2000, the Company has outstanding $42.6 Million on its 9% Senior Notes and $94.2 Million on its 7 3/4% Senior Notes.
      At September 30, 2000, $7.0 Million was outstanding on the Company's $48.0 Million revolving credit facility. Subsequent to the quarter's end, the Company reduced its available credit facility by $10.0 Million in order to reduce the carrying cost for amounts considered excessive for current operations.

     Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service and dividend requirements during the foreseeable future.
      The  Company  has  not  been notified  that  it  is  a potentially
responsible  party  in  connection   with   any environmental matters.
      At a regular meeting held October 18, 2000, the Board of Directors declared a quarterly dividend of 6.25 cents per Common Share payable on December 15, 2000, to shareholders of record on December 1, 2000.


                           STOCK REPURCHASE PROGRAM

      In October of 1998, the Company's Board of Directors approved a stock repurchase program to buy up to 500,000 shares of its common stock.
In October of 1999, the Company completed  the program and the Company's
Board of Directors approved another stock repurchase program to buy up to 1,000,000 shares of its common stock, based on the Board's belief that the market value of the Company's common stock did not adequately reflect the Company's inherent value. Repurchases are expected to be made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending upon financial and market conditions.
As of September 30, 2000, 600,000 shares had been repurchased under these two programs for a total cost of $7,571,000 at an average market price of $12.68 per share, of which 4,300 shares were repurchased during 2000.


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

                                  ITEM 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In  the ordinary course of its business, the Company is exposed  to
foreign currency, interest rate, and  commodity price  risk.   The  Company
utilizes derivative financial instruments including forward exchange contracts, interest rate swap agreements and commodity swap agreements to manage certain of these exposures. The Company hedges only firm commitments or anticipated transactions and does not use derivatives for speculation. The Company neither holds nor issues financial instruments for trading purposes.
     At September 30, 2000, there were no material changes in market risk exposure for the foreign currency risk described in the Company's Form
10-K  filed  with   the Securities  and  Exchange  Commission  for  the  year
ended December 31, 1999.
     The fair value of long-term debt at September 30, 2000, including current maturities, was estimated to be $339.5 Million compared to a carrying value
of $337.3 Million.  The potential   increase  in  fair value  resulting  from
a hypothetical 10% increase in the average interest rates applicable to the Company's long-term debt at September 30, 2000, would be approximately $6.3 Million or 2.1% of the carrying value.
     The estimated fair value of the interest rate swap agreements at September 30, 2000, discussed in the Company's Form 10-K, based on the amount that the banks would receive or pay to terminate the swap agreements taking
into account current  market  conditions  and  interest  rates   at   the
reporting   date,   was  an  asset  of  $2.9   Million.    A hypothetical 10%
decrease in interest rates at September 30, 2000, would have resulted in a $1.8 Million decrease in the fair value of the asset.
     The   estimated  fair  value  of  the  commodity   swap agreements at
September 30, 2000, discussed in the Company's Form 10-K, based on the difference between price per ton of fuel at the end of the third quarter and the contract delivery price per ton of fuel times the quantity
applicable to  the  agreements,  was  an  asset  of  $1.1  Million.   A
hypothetical 10% decrease in the price per ton of fuel at September 30, 2000, would have resulted in a $348,000 decrease in the fair value of the asset.

                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  EXHIBIT INDEX
                      Exhibit Number      Description
                      --------------      -------------------------------------
     Part I Exhibits:      27             Financial Data Schedule

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


(b) No reports on Form 8-K were filed for the three month period ended September 30, 2000.



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


Date      November 13, 2000
     ___________________________