Form 10-K405
period 2000-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2001-03-12
CIK 278041

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   ----------

                                   FORM 10-K
(MARK ONE)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM              TO
                                           -------------  ---------------

COMMISSION FILE NO. 2-63322

                      INTERNATIONAL SHIPHOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                  36-2989662
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

    650 POYDRAS STREET, NEW ORLEANS, LOUISIANA                   70130
     (Address of principal executive offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (504) 529-5461
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                          -----------------------
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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                  DATE                                     AMOUNT
                  ----                                     ------
           February 28, 2001                            $32,837,728

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common stock, $1 par value.............6,082,887 shares outstanding as of February 28, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement dated March 14, 2001, have been incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

         The Company, through its subsidiaries, operates a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium- to long-term charters or contracts. At December 31, 2000, the Company's fleet consisted of 34 ocean-going vessels, 4 towboats, 14 river barges, 28 special purpose barges, 1,849 LASH (Lighter Aboard SHip) barges, and related shoreside handling facilities.

         The Company is the only significant operator of the LASH transportation system, which it pioneered in 1969. The Company's fleet includes 10 large LASH vessels, one LASH feeder vessel and 1,849 LASH barges. The LASH transportation system uses specially designed barges of uniform size which are loaded with cargo at various locations, towed to a centralized fleeting area, loaded aboard a large ocean-going LASH vessel by a 500-ton capacity shipboard crane, and transported overseas, where another set of previously loaded LASH barges awaits pick-up. In its transoceanic liner services, the Company uses the LASH system primarily to gather cargo on rivers, in island chains, and in harbors that are too shallow for traditional vessels. The 400-ton capacity LASH barges are ideally suited to transport large unit size items such as forest products, natural rubber, and steel that cannot be transported efficiently to and from such areas in container ships. The LASH vessel's shipboard crane permits rapid loading and unloading of LASH barges either dockside or at anchor. This rapid loading and unloading capability provides quick vessel turnaround and minimizes port time, cargo handling and reliance upon shoreside support facilities.

         In addition to LASH vessels, the Company's fleet consists of (i) four U.S. flag Pure Car/Truck Carriers ("PCTCs") specifically designed to transport fully assembled automobiles, trucks and larger vehicles and two foreign flag PCTCs with the capability of transporting heavy weight and large dimension trucks and buses, as well as automobiles; (ii) two Ice Strengthened Multi-Purpose vessels, one of which supports scientific and defense operations in the polar regions and the other of which is now being used to transport supplies for the Indonesian operations of a major mining company; (iii) two container vessels and one tanker vessel, which are also used to transport supplies for the Indonesian operations of a major mining company (iv) one foreign flag Cape-Size Bulk Carrier; (v) one U.S. flag Molten Sulphur Carrier, which is used to carry molten sulphur from Louisiana and Texas to a processing plant on the Florida Gulf Coast; (vi) two Float-On/Float-Off Special Purpose Vessels ("SPVs") which, beginning in 2001 are used as Roll-On/Roll-Off vessels ("RO/ROs") to transport loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico; (vii) one U.S. flag conveyer-equipped self-unloading Coal Carrier, which carries coal in the coastwise and near-sea trade; and (viii) three RO/RO vessels that permit rapid deployment of rolling stock, munitions, and other military cargoes requiring special handling.

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

         The Company has three operating segments, Liner Services, Time Charter Contracts, and Contracts of Affreightment ("COA"), as described below. For additional information about the Company's operating segments see Note I - Significant Operations of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-17.

         Liner Services. A liner service operates a vessel or vessels on an established trade route with regularly scheduled sailing dates. The Company receives revenues for the carriage of cargo within the established trading area and pays the operating and voyage expenses incurred. The Company's liner services include a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia and a foreign flag transatlantic liner service operating between U.S. Gulf and East Coast ports and ports in northern Europe. In early 2001, the Company began RO/RO services between Mobile, Alabama and Coatzacoalcos, Mexico carrying loaded rail cars.

         Time Charter Contracts. Time Charters are contracts by which the charterer obtains the right for a specified time period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but the Company retains operating control over the vessel. Typically, the Company fully equips the vessel and is responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port, and stevedoring expenses. The Company's time charter contracts include those by which the Military Sealift Command ("MSC") charters LASH, RO/RO, and Ice Strengthened Multi-Purpose vessels for contracts of varying terms. Also included in this segment are contracts with car manufacturers for six PCTCs and with an electric utility for a conveyor-equipped, self-unloading coal carrier. Additionally, the Company's Cape-Size Bulk Carrier currently operating in a pool with several similar size vessels managed by a major European shipowner is included in this segment.

         Contracts of Affreightment, ("COA"). COAs are contracts by which the Company undertakes to provide space on its vessel(s) for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried. Generally, the Company is responsible for all operating and voyage expenses. The Company's COA segment includes a sulphur transportation contract with a major sulphur producer, and a contract to provide transportation services to a major mining company at its mine in West Irian Jaya, Indonesia.


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


                              COMPETITIVE STRENGTHS

         Largest LASH Transportation System Provider. The Company is the only significant commercial operator of the LASH transportation system, which it pioneered in 1969. The Company owns or operates all of the LASH vessels that are currently used worldwide for commercial services. A key advantage of the LASH transportation system is that it minimizes port and cargo handling time. While a LASH vessel is transporting one set of LASH barges overseas, another set of LASH barges is being loaded with cargo and gathered at the destination staging area. Other advantages of the Company's LASH transportation system include the ability to access areas that lack traditional port facilities and to carry larger than container sized cargo. The Company believes that the cost of replicating its LASH transportation system is a significant barrier to entry for a potential competitor.

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

         Long-standing Customer Relationships. The Company currently has medium- to long-term time charters with, or contracts to carry cargo for, high credit quality commercial customers that include International Paper Company ("International Paper"), Freeport-McMoRan Sulphur LLC, P.T. Freeport Indonesia Company, The Goodyear Tire and Rubber Company ("Goodyear"), Toyota Motor Corporation, Honda Motor Co. Ltd., Hyundai Motor Company, and USGen

New England, Inc. Most of these companies have been customers of the Company for over ten years. Substantially all of the Company's current cargo contracts and charter agreements are renewals or extensions of previous agreements. In recent years, the Company has been successful in winning extensions or renewals of substantially all of the contracts rebid by its commercial customers. Additionally, for over 30 years, the Company has been operating vessels for the MSC under charters or contracts. The Company believes that its long-standing customer relationships are in part due to the Company's excellent reputation for providing quality specialized maritime service in terms of on-time performance, low cargo loss, minimal damage claims, and reasonable rates.

         Experienced Management Team. The Company's management team has substantial experience in the shipping industry. The Company's Chairman and President have each served the Company in various management capacities since its founding in 1947. In addition, the Company's two Executive Vice Presidents and the Chief Financial Officer have over 83 years of collective experience with the Company. The Company believes that the experience of its management team is important to maintaining long-term relationships with its customers.


                                TYPES OF SERVICE

         The Company, through its principal operating subsidiaries, provides specialized maritime transportation services to its customers primarily under medium- to long-term contracts. The Company's three operating segments, Liner Services, Time Charter Contracts, and Contracts of Affreightment, are described below:


LINER SERVICES

LASH Vessels

o Foreign Flag. The Company operates two foreign flag LASH vessels and a self-propelled, semi-submersible feeder vessel on a scheduled transatlantic liner service under the name "Forest Lines." This service has historically operated as a two LASH vessel service. After purchasing and refurbishing a newer LASH vessel in 1996 and adding it to this service in early 1997, the Company operated three LASH vessels in this service until the older of the two original vessels was retired from the service in May of 1998. Each Forest Lines LASH vessel normally makes 10 round trip sailings per year between U.S. Gulf and East Coast ports and ports in northern Europe. Approximately one-half of the aggregate eastbound cargo space has historically been reserved for International Paper under a long-term contract. The remaining space was provided on a voyage affreightment basis to commercial shippers. In recent years, other forest products exporters used approximately 10%, and the remaining 40% was used by various commercial shippers to carry a variety of general cargo.

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

o U.S. Flag. Waterman operates a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia. In connection with this service, Waterman operates four U.S. flag LASH vessels, as well as one FLASH vessel that is used as a feeder vessel in Southeast Asia.

              The Maritime Security Act of 1996, which provides for a new subsidy program for certain U.S. flag vessels, was signed into law in October of 1996. Under this new program, each participating vessel is eligible to receive an annual subsidy payment of $2.1 million, subject to annual appropriations. Seven of the Company's vessels have qualified for participation, including three of the four LASH vessels deployed in Waterman's U.S. flag liner service.

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

              On the westbound portion of this service, Waterman provides a significant portion of its cargo space to Goodyear for the transportation of natural rubber under a COA expiring in April of 2001. The Company expects to negotiate an extension of this contract. Space is also provided on a voyage-to-voyage basis to other importers of natural rubber. The Company has had a continuing relationship with such companies since the early 1970s. The Company's LASH barges are ideally suited for large shipments of natural rubber because compression damage is minimal as compared to the damage that can occur when shipments are made in traditional break bulk vessels. Waterman is the largest U.S. flag carrier of natural rubber from Southeast Asia to the United States. The remaining westbound cargo generally consists of jute, piece goods, and other general cargo. Over the last five years, these vessels generally have been fully utilized on their westbound voyages.

              The Company acquired a 1987-built LASH vessel in June of 1997 and a 1989-built LASH vessel in early 1998. One of these vessels was sold in 2000 while the other is in lay-up in Southeast Asia pending her future deployment.

Mexican Service

         In the beginning of 2001, the Company began a new service, under the name of CG Railway, Inc., carrying loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico. This new service uses the Company's two Float-On/Float-Off ships which were modified to enable them to carry standard gauge railroad cars. Each vessel has a capacity for 60 standard rail cars. With departures every four days from Coatzacoalcos and Mobile, respectively, it will offer with each vessel a three-day transit between these ports and provide a total of 90 trips per year in each direction.


TIME CHARTER CONTRACTS

Military Sealift Command Charters

         The Company has had contracts with the MSC (or its predecessor) almost continuously for over 30 years. Currently, the Company's subsidiaries have five vessels under contract to the MSC. These vessels are employed in the MSC's prepositioning programs, which strategically place military equipment and supplies throughout the world, or are chartered to the MSC mainly to service military and scientific operations in the Arctic and Antarctic.

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

o LASH Vessels. Of the four U.S. flag LASH vessels previously on time charters to the MSC used in the military's prepositioning force in the Indian Ocean, one remains on charter to be redelivered mid 2001, two are operating in the commercial market waiting future deployment, and one was sold for scrap.

o Ice Strengthened Multi-Purpose Vessels. The Company operates two Ice Strengthened Multi-Purpose vessels. These vessels are capable of transporting containerized and break bulk cargo. One of these vessels remains U.S. flag and is used by the MSC to resupply Pacific Rim military bases and to supply scientific projects in the Arctic and Antarctic. This vessel is in its initial seventeen-month term of its contract with options extending into 2002. The other vessel has been redeployed and is now operating under the Company's COA segment with a major mining company.

o Roll-On/Roll-Off Vessels. In 1983, Waterman was awarded a contract to operate three U.S. flag RO/RO vessels under time charters to the MSC for use by the United States Navy in its maritime prepositioning ship ("MPS") program. These vessels represent three of the four MPS vessels currently in the MSC's Atlantic fleet, which provides support for the U.S. Marine Corps. These ships are designed primarily to carry rolling stock and containers, and each can carry support equipment for 17,000 military personnel. Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract but retained the right to operate the vessels under operating agreements. The MSC time charters commenced in late 1984 and early 1985 for initial five-year periods and were renewable at the MSC's option for additional five-year periods up to a maximum of twenty-five years. In 1993, the Company reached an agreement with the MSC to make certain reductions in future charter hire payments in consideration of fixing the period of these charters for the full 25 years. The charters and related operating agreements will terminate in 2009 and 2010.

Car/Truck Carriers

o U.S. Flag. In 1986, the Company entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States. To service these charters, the Company had constructed two car carriers which are specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively. Both vessels were built in Japan, but are registered under the U.S. flag. To be competitive with foreign flag vessels operated by foreign crews, the Company worked in close cooperation with the unions representing the Company's U.S. citizen shipboard personnel. Service under these charters commenced in the fourth quarter of 1987 and continues under recently negotiated medium-term extensions. During 2000, the Company sold one of its car carriers and replaced it with a larger PCTC, which is under contract with the same Japanese shipping company.

              In 1998, the Company acquired a 1994-built U.S. flag PCTC. Immediately after being delivered to the Company in April of 1998, this vessel entered a long-term charter to a major Japanese shipping company. In 1999, the Company acquired a newly built U.S. flag PCTC, which immediately after being delivered to the Company in September of 1999 entered a long-term charter to the same major Japanese shipping company.

o Foreign Flag. In 1988, the Company had two new car carriers constructed by a shipyard affiliated with Hyundai, each with a carrying capacity of 4,800 fully assembled automobiles, to transport Hyundai automobiles from South Korea primarily to the United States and Europe under two long-term charters. In 1998 and 1999, respectively, the Company sold both of these car carriers.

              Also in 1998 and 1999, respectively, the Company purchased two newbuilding PCTCs with the capacity to carry heavy and large size rolling stock in addition to automobiles and trucks. These vessels immediately entered into a long-term charter to a major Far Eastern company.

              Under each of the Company's PCTC charters, the charterers are responsible for voyage operating costs such as fuel, port, and stevedoring expenses, while the Company is responsible for other operating expenses including crew wages, repairs, and insurance. During the terms of these charters, the Company is entitled to its full fee irrespective of the number of voyages completed or the number of cars carried per voyage.

Coal Carrier

         In late 1995, the Company purchased an existing U.S. flag conveyor-equipped, self-unloading Coal Carrier that it concurrently chartered to a New England electric utility under a 15-year time charter to carry coal in the coastwise and near-sea trade. The ship will also be used, from time to time during this charter period, to carry coal and other bulk commodities for the account of other major charterers.

Bulk Carrier

         In 1990, the Company acquired a 148,000 dead weight tons ("DWT") Cape-Size Drybulk Carrier. The vessel has been fully employed in a Cape-Size Vessel Pool trading in specific areas where bulk cargoes using this size vessel move on a regular basis.


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

Southeast Asia Transportation Contract

         Effective in the fourth quarter of 2000, this contract is serviced by one Ice Strengthened Multi-Purpose vessel, a small tanker, and two container vessels. The contract is through 2002 thereafter with automatic yearly extensions at either party's option to cancel. This contract was previously employed by two Float-On/Float-Off SPVs, along with one container vessel. The two SPVs have been modified to enable them to carry standard gauge railroad cars and have been employed on a new service beginning in 2001 for the Company's Liner Services segment.


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

         On October 8, 1996, Congress adopted the Maritime Security Act of 1996 which created the Maritime Security Program ("MSP") and authorized the payment of $2.1 million per year per ship for 47 U.S. flag ships through fiscal year 2005. This program eliminates the trade route restrictions imposed by the previous federal program and provides flexibility to operate freely in the competitive market. On December 20, 1996, Waterman entered into four MSP contracts with MarAd, and Central Gulf entered into three MSP contracts with MarAd. Currently, the MSP vessel composition consists of three LASH vessels and one PCTC operated by Waterman, and three PCTCs operated by Central Gulf. By law, the MSP is subject to annual appropriations. In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP contractors, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously.

         Six of the Company's U.S. flag LASH vessels were constructed with the aid of construction differential subsidies and Title XI loan guarantees administered by MarAd, the receipt of which obligates the Company to comply with various dividend and other financial restrictions. Vessels constructed with the aid of construction differential subsidies may not be operated in domestic coastwise trade or domestic trade with Hawaii, Puerto Rico, or Alaska, without the permission of MarAd, for no less than 25 years or without repayment of the construction differential subsidy under a formula established by law, whichever period is greater. Recipients of Title XI loan guarantees must pay an annual fee of up to 1% of the loan amount.

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

         Certain of the Company's operations, as well as the Company's molten sulphur transportation contract and its Title XI financing arrangements, require the Company to be as much as 75% owned by U.S. citizens. The Company monitors its stock ownership to verify its continuing compliance with these requirements and has never had more than 1% of its common stock held of record by non-U.S. citizens. In April of 1996, the Company's shareholders amended the Company's charter and stock transfer procedures to limit the acquisition of its common stock by non-U.S. citizens. Under the amendment, any transfer of the Company's common stock that would result in non-U.S. citizens owning more than 23% (the "permitted amount") of the total voting power of the Company would be void and ineffective against the Company. With respect to any shares owned by non-U.S. citizens in excess of the permitted amount, the voting rights will be denied and the dividends will be withheld. Furthermore, the Company is authorized to redeem shares of common stock owned by non-U.S. citizens in excess of the permitted amount to reduce ownership by non-U.S. citizens to the permitted amount.

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

         The International Maritime Organization ("IMO") has mandated that vessels documented under the laws of its member countries, including the United States, develop and implement quality and safety programs by July 1, 1998, or July 1, 2002, depending on the type of vessels. Vessels operating without the required compliance certificates could either be fined or denied entry into or detained in the ports of those countries that are members of the IMO. The Company's ship management subsidiary, LMS Shipmanagement, Inc., received certification in January of 1998 that its Quality Management System was approved as meeting the ISO 9002 Quality Standard. The Company implemented a comprehensive program to obtain timely IMO certification for all of its vessels and obtained IMO certification for three of its vessels in 1998. For those vessels for which certification is not required until July 1, 2002, the Company has received certification for sixteen vessels and plans to obtain certification for the remainder of its fleet subject to the certification requirements by the end of 2001, although no assurances to this effect can be given.


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

         Much of the Company's revenue is generated by contracts with the MSC and contracts to transport Public Law-480 U.S. government-sponsored cargo, a cargo preference program requiring that 75% of all foreign aid "Food for Peace" cargo must be transported on U.S. flag vessels, if they are available at reasonable rates. The Company competes with all U.S. flag companies, including P&O Ned Lloyd, APL, and Maersk-Sea Land Service, Inc. for the MSC work and the Public Law-480 cargo. Additionally, the Company's principal foreign competitors include Hoegh Lines, Star Shipping, Wilhelmsen Lines, and the Shipping Corporation of India.

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

         The Company's PCTCs operate worldwide in markets where foreign flag vessels with foreign crews predominate. The Company believes that its U.S. flag PCTCs can continue to compete effectively if it continues to receive the cooperation of its seamen's unions in controlling costs.

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

         Reduction of Subsidy Payments. The Maritime Security Act of 1996, which provides for a new subsidy program for certain U.S. flag vessels, was signed into law in October of 1996. Under this new program, each participating vessel is eligible to receive an annual subsidy payment of $2.1 million through the government's fiscal year 2005. Seven of the Company's vessels have qualified for participation, including three of the four LASH vessels deployed in Waterman's U.S. flag liner service and four of the Company's PCTCs. Payments under this program are subject to annual appropriation by Congress and are not guaranteed. If Congress does not make sufficient appropriations in any fiscal year with respect to this program, the Company would be permitted to reflag its vessels under foreign registry.

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

         Control by Principal Stockholders. Niels W. Johnsen, the Chairman of the Board and Chief Executive Officer of the Company, Erik F. Johnsen, the President and Chief Operating Officer of the Company (and the brother of Niels
W. Johnsen) and their spouses, children and grandchildren (collectively, the "Johnsen Family"), beneficially owned an aggregate of 41.45% (which includes current exercisable options to acquire 400,000 shares) of the common stock of the Company as of December 31, 2000. By virtue of such ownership, the Johnsen Family may continue to have the power to determine many of the policies of the Company and its subsidiaries, the election of the Company's directors and officers, and the outcome of various corporate actions requiring shareholder approval.

                                    EMPLOYEES

         As of December 31, 2000, the Company employed approximately 593 shipboard personnel and 271 shoreside personnel. The Company considers relations with its employees to be excellent.

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


ITEM 2.  PROPERTIES

         Vessels and Barges. Of the 34 ocean-going vessels in the Company's fleet at December 31, 2000, 22 are owned by the Company, three are 30% owned by the Company, six are leased under charter contracts, and three are operated under operating contracts. Of the 1,849 LASH barges in the Company's fleet, 1,743 are operated in conjunction with the Company's LASH and FLASH vessels. Of these, the Company owns approximately 1,424 LASH barges and leases 319 LASH barges under capital leases with 12-year terms expiring in late 2003 and early 2004. The remaining 106 LASH barges owned by the Company are not required for current vessel operations. All of the Company's LASH barges are registered under the U.S. flag. The Company also owns 14 standard river barges, which are chartered to unaffiliated companies on a short-term basis along with four towboats that the Company charters from unaffiliated parties.

         All of the vessels owned, operated, or leased by the Company are in good condition except for the 106 LASH barges not required for current vessel operations. Under governmental regulations, insurance policies, and certain of the Company's financing agreements and charters, the Company is required to maintain its vessels in accordance with standards of seaworthiness, safety, and health prescribed by governmental regulations or promulgated by certain vessel classification societies. The Company has implemented the quality and safety management program mandated by the IMO and has obtained certification of all vessels currently required to have a Safety Management Certificate. In addition, the Company has undertaken an aggressive certification schedule with the majority of the fleet already certified and the remainder to be accomplished in advance of the IMO deadline of July 1, 2002. Vessels in the fleet are maintained in accordance with governmental regulations and the highest classification standards of the American Bureau of Shipping or, for certain vessels registered overseas, of Norwegian Veritas or Lloyd's Register classification societies.

         Certain of the vessels and barges owned by the Company's subsidiaries are mortgaged to various lenders to secure such subsidiaries' longterm debt (See Note B - Long-Term Debt of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-11).

         Other Properties. The Company leases its corporate headquarters in New Orleans, its administrative and sales office in New York, and office space in Houston, Chicago, Washington, D.C., and Singapore. The Company also leases space in Orleans Parishes, Louisiana, for the fleeting of barges. Additionally, the Company leases a totally enclosed multi-modal cargo transfer terminal in Memphis, Tennessee, under a lease that expires in June of 2003, with one five-year renewal option. In 2000, the aggregate annual rental payments under these operating leases totaled approximately $2.8 million.

         The Company owns a facility in Jefferson Parish, Louisiana that is used primarily for the maintenance and repair of barges. The Company also owns a bulk coal transfer terminal in Gulf County, Florida.


ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss. The Company believes that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of the Company's subsidiaries mitigate the Company's exposure.

         In the normal course of its operations, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the outcome of such claims cannot be predicted with certainty, the Company believes that its insurance coverage and reserves with respect to such claims are adequate and that such claims will not have a material adverse effect on the Company's business or financial condition (See Note F - Commitments and Contingencies of the Notes to the Company's Consolidated Financial Statements contained in this Form 10-K on page F-15).


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

         Niels W. Johnsen, 78, has been the Chairman and Chief Executive Officer of the Company since its commencement of operations in 1979 and served as Chairman and Chief Executive Officer of each of the Company's principal subsidiaries until April of 1997. He previously served as Chairman of Trans Union's ocean shipping group of companies from December of 1971 through May of 1979. He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971. He is also a former director of Reserve Fund, Inc., a money market fund and a former Trustee of Atlantic Mutual Companies, an insurance company. He is the brother of Erik F. Johnsen.

         Erik F. Johnsen, 75, has been the President, Chief Operating Officer, and Director of the Company since its commencement of operations in 1979. Until April of 1997, Mr. Johnsen also served as the President and Chief Operating Officer of each of the Company's principal subsidiaries, except Waterman, for which he served as Chairman of the Executive Committee. Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and served as its President from 1966 until April of 1997. Mr. Johnsen has served as the Chairman of the Board of Assuranceforeningen GARD, a P&I insurance club, since 1994 and has been a member since 1982. He is the brother of Niels W. Johnsen.

         Niels M. Johnsen, 55, is Executive Vice President of the Company. Mr. Johnsen has served as a Director of the Company since April of 1988. He joined Central Gulf on a full time basis in 1970 and held various positions with the Company before being named Executive Vice President in April of 1997. He has also served as chairman of each of the Company's principal subsidiaries, except Waterman, since April of 1997. He is also President of Waterman and N. W. Johnsen & Co., Inc., subsidiaries of the Company engaged in LASH liner service and ship and cargo charter brokerage, respectively. He is the son of Niels W. Johnsen.

         Erik L. Johnsen, 43, is Executive Vice President of the Company. He joined Central Gulf in 1979 and held various positions with the Company before being named Executive Vice President in April of 1997. He has served as a Director of the Company since 1994. He has also served as the President of each of the Company's principal subsidiaries, except Waterman, since April of 1997, and as Executive Vice President of Waterman since September of 1989. He is responsible for all operations of the Company's vessel fleet and leads the Company's Ship Management Group. He is the son of Erik F. Johnsen.

         Gary L. Ferguson, 60, is Vice President and Chief Financial Officer of the Company. He joined Central Gulf in 1968 where he held various positions with the Company prior to being named Controller in 1977, and Vice President and Chief Financial Officer in 1989.

         David B. Drake, 45, is Vice President and Treasurer of the Company. He joined Central Gulf in 1979 and held various positions prior to being named Vice President and Treasurer in 1996.

         Manuel G. Estrada, 46, is Vice President and Controller of the Company. He joined Central Gulf in 1978 and held various positions prior to being named Vice President and Controller in 1996.

         Harold S. Grehan, Jr., 73, is a Director of the Company. He joined Central Gulf in 1958 and became Vice President in 1959, Senior Vice President in 1973 and Executive Vice President and Director in 1979. Mr. Grehan retired from the Company at the end of 1997, and continued to serve as a Director since that time.

         Raymond V. O'Brien, Jr., 73, has served as a Director of the Company since 1979. He is also a director of Emigrant Savings Bank. He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January of 1978 through December of 1992.

         Edwin Lupberger, 64, has served as a Director of the Company since April of 1988. He is the President of Nesher Investments, LLC. Mr. Lupberger served as the Chairman of the Board and Chief Executive Officer of Entergy Corporation from 1985 to 1998. He also is an advisory director of Bank One, Louisiana.

         Edward K. Trowbridge, 72, has served as a Director of the Company since April of 1994. He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from July of 1988 through November of 1993.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

                        COMMON STOCK PRICES AND DIVIDENDS
                   FOR EACH QUARTERLY PERIOD OF 1999 AND 2000


(Source:  New York Stock Exchange)


                                                                                                 Dividends
          1999                          High                          Low                          Paid
--------------------------     ------------------------     ------------------------      ------------------------
1st Quarter                             16  5/16                     12  1/2                    .0625/Share

2nd Quarter                             14  3/8                      11  14/16                  .0625/Share

3rd Quarter                             15  3/16                     11  3/16                   .0625/Share

4th Quarter                             13  1/2                       9  15/16                  .0625/Share



                                                                                                 Dividends
          2000                          High                          Low                          Paid
--------------------------     ------------------------     ------------------------      ------------------------
1st Quarter                              11  3/4                       7  3/4                   .0625/Share

2nd Quarter                              10                            7  3/16                  .0625/Share

3rd Quarter                               9  1/8                       7                        .0625/Share

4th Quarter                               8  3/8                       6                        .0625/Share



Approximate Number of Common Stockholders of Record at February 28, 2001: 647

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

         This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.

         (All Amounts in Thousands Except Share and Per Share Data)

                                                                                 Year Ended December 31,
                                                         2000              1999(1)         1998            1997           1996
INCOME STATEMENT DATA:
    Revenues                                         $    357,105      $    373,209   $    384,148    $    391,056   $    378,927
    Gross Voyage Profits                             $     49,475      $     66,681   $     57,791    $     55,403   $     66,948
    Operating Income                                 $     32,515      $     53,972   $     39,147    $     29,949   $     40,692
    Income Before Extraordinary Item                 $        148      $     14,623   $      7,305    $      2,155   $      8,636
    Extraordinary Item                               $        688                --   $     (1,029)             --   $       (813)
    Net Income                                       $        836      $     14,623   $      6,276    $      2,155   $      7,823
    Basic and Diluted Earnings Per Share:
          Income Before Extraordinary Item           $       0.03      $       2.28   $       1.09    $       0.32   $       1.29
          Extraordinary Item                         $       0.11                --   $      (0.15)             --   $      (0.12)
          Net Income                                 $       0.14      $       2.28   $       0.94    $       0.32   $       1.17


BALANCE SHEET DATA:
    Working Capital                                  $     28,183      $     35,571   $     44,914    $     39,961   $     26,928
    Total Assets                                     $    695,176      $    735,003   $    689,804    $    618,204   $    661,596
    Long-Term Debt (including Capital
       Lease Obligations and Current
       Liabilities to be Refinanced)                 $    359,864      $    400,442   $    361,425    $    309,340   $    324,756
    Stockholders' Investment                         $    181,532      $    182,484   $    177,108    $    172,805   $    172,407


OTHER DATA:
    EBITDA(2)                                        $     95,469      $    116,325   $    109,049    $     91,637   $     94,940
    Cash Dividends Per Common Stock                  $       0.25      $       0.25   $       0.25    $       0.25   $       0.25
    Weighted Average Shares of Common
        Stock Outstanding                               6,082,954         6,424,193      6,682,216       6,682,887      6,682,887


(1) Results for 1999 include the proceeds from a settlement with Seminole Electric Cooperative, Inc. ("Seminole") resulting from their early termination of the Company's coal transportation contract. The reported settlement of approximately $20.6 Million was net of related expenses of approximately $1.8 Million.

(2) EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization), as presented above, which includes gains and losses on sales of assets, represents income before interest expense and provision (benefit) for income taxes, plus depreciation, amortization of deferred charges and acquired contract costs, extraordinary items. EBITDA is not presented as an alternative to net income or cash flow as an indicator of the Company's operating performance or liquidity, but rather to provide additional information related to debt service capacity. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.


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

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         GROSS VOYAGE PROFIT. Gross voyage profit decreased 25.8% to $49.5 Million in 2000 as compared to $66.7 Million in 1999. In 1999, the Company received a settlement with Seminole Electric Cooperative, Inc. ("Seminole") as a result of their early termination of the Company's coal transportation contract. In December of 1998, Seminole unilaterally terminated the contract prematurely, which was originally scheduled to expire in 2004. The Company received a settlement of approximately $23.0 Million including proceeds from the sale of three super jumbo River Barges for approximately $648,000. The reported settlement of approximately $20.6 Million was net of related expenses of approximately $1.8 Million, and is included in the Company's CONTRACTS OF AFFREIGHTMENT segment. Excluding this reported settlement from the 1999 results, gross voyage profit increased 7.3% in year 2000 as compared to 1999. The increase occurred primarily in the Company's TIME CHARTER CONTRACTS segment.

         The Company's TIME CHARTER CONTRACTS segment includes fourteen vessels operating primarily under medium- to long-term contracts, six of which during 2000 were with the MSC, including contracts for the operation of two LASH, three RO/RO vessels, and one Ice Strengthened Multi-Purpose vessels. The two LASH vessels and one Ice Strengthened Multi-Purpose vessel are each operated under contracts with initial terms of seventeen-months with two seventeen-month option periods. One of the LASH vessels redelivered in early 2001 and is temporarily operating in the commercial market waiting future deployment, while the other LASH vessel remains on charter with the MSC to be redelivered mid 2001. The Ice Strengthened Multi-Purpose vessel is in the initial seventeen-month term of its contract with options extending into 2002. The three RO/RO vessels are employed in the MSC's military prepositioning program under contracts that are fixed through 2009 and 2010.

         The remaining eight vessels in this segment include one PCTC with a contract extending into 2003; five PCTCs with contracts for two extending into 2014, another extending into 2018, and two extending into 2019; the "ENERGY ENTERPRISE," a coal carrier, with a contract extending into 2010; and the Company's Cape-Size Bulk Carrier now operating in a pool with several similar size vessels managed by a major European shipowner.

         The TIME CHARTER CONTRACTS segment's gross voyage profit before depreciation increased 18.6% from $51 Million in 1999 to $60.5 Million in 2000. The increase was due primarily to supplemental cargoes carried by its U.S. Flag PCTCs in addition to the segment's charter agreements. In addition, the acquisition and commencement of operations of the Company's U.S. Flag PCTC, the "GREEN DALE," in September of 1999 contributed to the increase. The Company's PCTC, the "ASIAN EMPEROR," which commenced operations upon delivery to the Company in May of 1999, showed improved results over the older and smaller vessel it replaced. The Company also sold one of its U.S. Flag Pure Car Carriers ("PCCs"), the "GREEN BAY," in June of 2000 and replaced it with a newer and larger PCTC, the "GREEN COVE."

         The Company's CONTRACTS OF AFFREIGHTMENT segment's gross profit before depreciation and after the aforementioned elimination of the 1999 settlement for the contract termination, increased 1% to $12.5 Million in 2000 from $12.4 Million in 1999 primarily as a result of slightly more revenue tons carried in 2000. This segment included a contract for a Molten Sulphur Carrier and a contract for two Float-On/Float-Off SPVs, along with one Container/Breakbulk vessel, "JAVA SEA." Effective in the fourth quarter of 2000, the segment's contract, previously serviced by the aforementioned vessels, is being serviced by one Ice Strengthened Multi-Purpose vessel, a small Tanker, the "JAVA SEA," and another Container vessel. The two SPVs previously employed in this trade have been modified to enable them to carry standard gauge railroad cars and have been employed on a new service beginning in 2001 for the Company's LINER SERVICES segment.

         The increase in gross voyage profit after the aforementioned elimination of the 1999 settlement for the contract termination was partially offset by the Company's LINER SERVICES segment. The Company's LINER SERVICES segment operates LASH vessels on two established routes. One of these routes is between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian Sub-Continent, and Southeast Asia, and the other is a transatlantic service. Gross voyage profit before depreciation for this segment decreased 23.7% from $17 Million in 1999 to $13 Million in 2000. The decrease resulted in part because one of the segment's LASH vessels, the "RHINE FOREST," was in a shipyard for over 76 days for planned maintenance during the first quarter of 2000. Additionally, increased fuel cost continues to negatively affect earnings even though partially offset by hedging contracts. After adjusting for the hedging contracts in place through December of 2000, the Company paid $8.1 Million more for fuel for its Liner Services segment in 2000 than in 1999.

         The Company also reports an OTHER category that includes results of several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting and other specialized services. Also included in the OTHER category are corporate related items, results of insignificant operations, and income and expense items not allocated to reportable segments by management in its evaluation of segment profit and loss. The results reported in the OTHER category decreased 54.8% from $5 Million in 1999 to $2.3 Million in 2000 primarily resulting from less ship charter brokerage commissions, additional insurance reserves, and increased stop loss insurance premiums. Additionally, in 1999, the Company recovered previously paid foreign taxes.

         Vessel and barge depreciation decreased 1.3% from $39.3 Million in 1999 to $38.8 Million in 2000 due to the sale of the "GREEN BAY" and one of the Company's LASH vessels becoming fully depreciated in January of 2000, partially offset by the commencement of operations of the "GREEN DALE" and the "GREEN COVE" as discussed above.

         OTHER INCOME AND EXPENSES. Administrative and general expenses decreased 5.8% from $24.3 Million in 1999 to $22.9 Million in 2000 due to a continuing cost reduction program.

         Earnings in 2000 included a gain of $5.9 Million recognized on the sale of a PCTC in June of 2000 and tugboats in July and December of 2000, offset slightly by the loss recognized on the sale of one of the Company's LASH vessels no longer needed for operations. Earnings in 1999 included a gain of $2.4 Million recognized on the sale of a parcel of land no longer required in the Company's operations and a gain of $9.2 Million recognized on the sale of a PCC in May of

1999 and a towboat in December of 1999, offset slightly by the loss recognized on the sale of two of the Company's FLASH units in October of 1999.

         Interest expense increased 5.2% to $33.8 Million in 2000 as compared to $32.1 Million in 1999. The increase resulted primarily from the financing associated with the acquisition of the "ASIAN EMPEROR" in May of 1999, the acquisition of the "GREEN DALE" in September of 1999, the acquisition of the "GREEN COVE" in June of 2000, and higher interest rates on floating rate loans in 2000.

         Investment income increased 58.2% from $1.3 Million in 1999 to $2.1 Million in 2000 due to a higher average balance of invested funds and more favorable interest rates.

         The Company incurred an extraordinary gain of $836,000, net of taxes, in 2000 related to the early retirement of debt. During 2000, the Company retired $24.1 Million of its 7 3/4% Senior Notes due 2007 at various discounts and retired $51.2 Million of its 9% Senior Notes due 2003 at a slight call premium, which amounts include investments held in its bond portfolio purchased by one of the Company's wholly owned subsidiaries.

         INCOME TAXES. The Company provided $545,000 and $8.2 Million for Federal income taxes at the statutory rate of 35% for 2000 and 1999, respectively.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         GROSS VOYAGE PROFIT. Gross voyage profit increased to $66.7 Million in 1999 as compared to $57.8 Million in 1998. The improvement stemmed primarily from the profits received by the Company as a result of a settlement with Seminole from their early termination of the Company's coal transportation contract. Adjusted to eliminate the results of the 1998 operations under this contract and the 1999 contract termination and settlement, the Company's gross voyage profit for 1999 would have resulted in a decrease of approximately 12.5%. The decrease was primarily as a result of lower results from the Company's LINER SERVICES and CONTRACTS OF AFFREIGHTMENT segment, after the elimination of the results of the Seminole contract.

         Gross voyage profit before depreciation for the Company's LINER SERVICES segment decreased 50.4% from $34.2 Million in 1998 to $17 Million in 1999. Contributing to the decrease was the out of service time on one of the Company's LASH vessels, the "GREEN ISLAND," resulting from a casualty that occurred late in the first quarter of 1999 and extended into September of 1999. In addition, higher fuel prices and reduced cargo volume on the Company's transatlantic service contributed to the decreased profits in 1999.

         The Company's CONTRACTS OF AFFREIGHTMENT segment's gross profit before depreciation, after eliminating the Seminole results for 1998 and 1999, decreased 8.2% to $12.4 Million in 1999 from $13.5 Million in 1998 primarily as a result of less revenue tons carried in 1999. During 1999, this segment included a contract for two Float-On/Float-Off SPVs, along with one container breakbulk vessel, "JAVA SEA," and a contract for a Molten Sulphur Carrier.

         The decreased results for the LINER SERVICES and CONTRACTS OF AFFREIGHTMENT segments were partially offset by higher gross voyage profit from the TIME CHARTER CONTRACTS segment. The Company's TIME CHARTER CONTRACTS segment which during 1999 included sixteen vessels operating primarily under medium to long-term contracts, eight of which were with the MSC including contracts for the operation of three LASH, three RO/RO, and two Ice Strengthened Multi-Purpose vessels. The remaining eight vessels in this segment included six PCTCs, the "ENERGY ENTERPRISE," a coal carrier, and the Company's Cape-Size Bulk Carrier.

         The TIME CHARTER CONTRACTS segment's gross voyage profit before depreciation increased 14.4% from $44.6 Million in 1998 to $51 Million in 1999. This segment benefited from the commencement of operations of the Company's newly acquired PCTC, "GREEN POINT," in the second quarter of 1998. In addition, the Company sold two of its PCCs, one in December of 1998 and the other in May of 1999, as part of the Company's plan to replace these older and smaller vessels with two newer and larger PCTCs, the "ASIAN KING" and "ASIAN EMPEROR," which commenced operations upon delivery to the Company in December of 1998 and May of 1999, respectively. Additionally, in September of 1999, the Company added another newly built PCTC, the "GREEN DALE," which upon delivery was chartered to a major Japanese ship operator for a multi-year term.

         The results reported in the OTHER category increased 16.6% from $4.3 Million in 1998 to $5 Million in 1999 primarily resulting from recovery of previously paid foreign taxes.

         Vessel and barge depreciation increased 4.8% from $37.5 Million in 1998 to $39.3 Million in 1999 due to the commencement of operations of the "GREEN POINT," the "GREEN DALE" and the "HICKORY," a LASH vessel purchased early in 1998, placed into service in May of 1999, operated as a feeder vessel in the LINER SERVICES segment, and is currently in Southeast Asia pending her future employment. In addition, depreciation on one the Company's LASH vessels operating in the LINER SERVICES segment increased due to capital improvements made in 1999.

         OTHER INCOME AND EXPENSES. Administrative and general expenses decreased 8% from $26.4 Million in 1998 to $24.3 Million in 1999 due to a continuing cost reduction program.

         Earnings in 1999 included a gain of $2.4 Million recognized on the sale of a parcel of land no longer required in the Company's operations and a gain of $9.2 Million recognized on the sale of a PCC in May of 1999 and a towboat in December of 1999, offset slightly by the loss recognized on the sale of two of the Company's FLASH units in October of 1999. Earnings for 1998 included a gain of $7.8 Million recognized on the sale of one of the Company's PCCs in December of 1998. As discussed above, the sale of the two PCCs were part of the Company's plan to replace these vessels with two newer and larger PCTCs that delivered in December of 1998 and May of 1999, respectively.

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

         The Company's working capital decreased from $35.6 Million at December 31, 1999, to $28.2 Million at December 31, 2000, after provision for current maturities of long-term debt and capital lease obligations of $30 Million. Cash and cash equivalents decreased during 2000 by $1.8 Million to a total of $16.9 Million, as cash used for investing and financing activities of $14.1 Million and $37.2 Million exceeded operating cash flows of $49.5 Million.

         The major source of cash flows from operating activities of $49.5 Million was net income adjusted for the gain on sale of vessels and other property and noncash provisions such as depreciation and amortization.

         Net cash used for investing activities of $14.1 Million included asset additions of $34 Million, substantially all of which resulted from the purchase of the "GREEN COVE" and $8.4 Million in deferred vessel drydocking charges. These additions were partially offset by $21.7 Million received from the sale of vessels and property, substantially all of which resulted from the sale of the "GREEN BAY," $5 Million from the sale of short-term marketable securities, and returns from investments in direct financing leases of $3.5 Million.

         The net cash used for financing activities of $37.2 Million included reductions of debt and capital lease obligations of $98.9 Million stemming from regularly scheduled principal payments and repayments of amounts drawn under lines of credit, and $75.3 Million from the early retirement of bonds. These reductions were offset by proceeds received from the financing of the "GREEN COVE" for $22.4 Million, a sale-leaseback of two LASH vessels for $14.0 Million, a sale-leaseback of a PCTC for $38 Million, the financing of a PCTC for $7 Million, and draws against the Company's line of credit totaling $56 Million.

         In 2000, the Company repurchased $51.2 Million of its unsecured 9% Senior Notes due 2003 at a small call premium, and $24.1 Million of its 7 3/4% Senior Notes due 2007 at discounts, including $498,000 of the 9% Senior Notes and $1.6 Million of the 7 3/4% Senior Notes purchased by one of the Company's wholly owned subsidiaries and held in its bond portfolio. These repurchases were made primarily to reduce interest, since the proceeds used to buy back the Notes came from financings entered into during the year at lower interest rates. As of December 31, 2000, the Company has outstanding $41.7 Million of its 9% Senior Notes and $82.9 Million of its 7 3/4% Senior Notes, excluding the aforementioned Notes of $2.1 Million held in the bond portfolio of the Company's wholly owned subsidiary.

         In the third quarter of 1988, the Board of Directors declared a quarterly dividend of $.05 per share ($.04 per share after giving effect to the November 17, 1995, twenty-five percent stock split) and continued quarterly dividends in the same amount for each quarterly period through the third quarter of 1995. The Board increased the dividend to $.0625 per share in the fourth quarter of 1995 and has continued quarterly dividends in the same amount for each quarterly period through the fourth quarter of 2000. The Board has expressed its intent to continue to declare similar quarterly dividends in the future, subject to the ability of the Company's operating subsidiaries to continue to achieve satisfactory earnings. Dividends on common stock during 2000 amounted to approximately $1.5 Million.

         Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service and dividend requirements during the foreseeable future.

         To meet short-term requirements when fluctuations occur in working capital, at December 31, 2000, the Company had available a $38 Million revolving credit facility. Draws against this facility totaled $18 Million at December 31, 2000.
         The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.

STOCK REPURCHASE PROGRAM

         In October of 1998, the Company's Board of Directors approved a stock repurchase program to buy up to 500,000 shares of its common stock. In October of 1999, the Company completed the program and the Company's Board of Directors approved another stock repurchase program to buy up to 1,000,000 shares of its common stock, based on the Board's belief that the market value of the Company's common stock did not adequately reflect the Company's inherent value. Repurchases are being made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending upon financial and market conditions. As of December 31, 2000, 600,000 shares had been repurchased under these two programs for a total cost of $7,571,000 at an average market price of $12.68 per share, of which 4,300 shares were repurchased during 2000.

COAL TRANSPORTATION CONTRACT

         Early in the third quarter of 1999, the Company settled its outstanding contract litigation with Seminole. In the settlement, Seminole paid approximately $23.0 Million to Central Gulf, and all disputes between Central Gulf and Seminole were terminated. This settlement, less related expenses, is reported in the Company's Consolidated Statements of Income for the year 1999.

         The settlement fully resolves all litigation among Central Gulf, Seminole and their respective subsidiaries and affiliates. The litigation, which involved three separate lawsuits in state and federal courts in Florida, arose out of Seminole's unilateral termination of its contract with Central Gulf for the transportation of coal by Central Gulf from Mt. Vernon, Indiana to Gulf County, Florida. The contract, entered into in 1981, would have expired in 2004 according to its terms. Seminole notified the Company and Central Gulf on December 15, 1998, that it was terminating performance under the agreement, commencing alternative rail transportation, and commencing the litigation. Seminole's stated purpose in instituting the litigation was to confirm Seminole's ability to terminate performance under the agreement and establish the damages owed by Seminole to Central Gulf as a result of the termination. The settlement effectively disposed of these issues.

NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However in June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholder's Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts and commodity swap contracts (See Note L - Fair Value of Financial Instruments and Derivatives of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-21).


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

         INTEREST RATE RISK. The fair value of the Company's cash and short-term investment portfolio at December 31, 2000, approximated carrying value due to its short-term duration. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for the Company's investment portfolio was not material.

         The fair value of long-term debt, including current maturities, was estimated to be $337.7 Million compared to a carrying value of $330.2 Million. The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to the Company's long-term debt at December 31, 2000, would be approximately $5.2 Million or 2% of the carrying value.

         The Company entered into two interest rate swap agreements with commercial banks, one in December of 1998 and another in September of 1999, in order to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. For both agreements, the fixed rate payor is the Company, and the floating rate payor is the commercial bank. While these arrangements are structured to reduce the Company's exposure to increases in interest rates, it also limits the benefit the Company might otherwise receive from any decreases in interest rates.

         The fair value of these agreements at December 31, 2000, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, was an asset of $685,000. A hypothetical 10% decrease in interest rates as of December 31, 2000, would have resulted in a $1.6 Million decrease in the fair value of the asset, or a liability of $883,000.

         FOREIGN EXCHANGE RATE RISK. The Company has entered into foreign exchange contracts to hedge certain firm purchase and sale commitments with varying maturities throughout 2001. The exchange rates at which these hedges were entered into did not materially differ from the exchange rates in effect at December 31, 2000. The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates applicable to these contracts at December 31, 2000, was a liability of approximately $5,000.

         COMMODITY PRICE RISK. In December of 2000, the Company entered into three commodity swap agreements to manage the Company's exposure to price risk related to the purchase of a portion of the estimated 2001 fuel requirements for its LINER SERVICES segment. The agreement locked in the price the Company would pay per ton of fuel for 2001 at a specific price for a specified quantity. While this arrangement is structured to reduce the Company's exposure to increases in fuel prices, it also limits the benefit the Company might otherwise receive from any price decreases associated with this commodity.

         The fair value of these agreements at December 31, 2000, estimated based on the difference between year-end price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreements, was a liability of $317,000. A hypothetical 10% decrease in the fuel prices as of December 31, 2000, would have resulted in a $614,000 increase in the fair value of the liability.


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


ITEM 11.  EXECUTIVE COMPENSATION

         The information called for by Item 11 is included on pages 6, 7, 8 and 9 of the Company's definitive proxy statement dated March 14, 2001, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is included on pages 2, 3, and 4 of the Company's definitive proxy statement dated March 14, 2001, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is included on pages 2, 3, 4, 9 and 10 of the Company's definitive proxy statement dated March 14, 2001, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.


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

         Report of Independent Public Accountants

         Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998

         Consolidated Balance Sheets at December 31, 2000 and 1999

         Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 2000, 1999, and 1998

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules

         The following financial statement schedules are included on pages S-1 through S-6 of this Form 10-K.

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

                  1 to the Company's Registration Statement on Form S-2 (Registration No. 33-62168) and incorporated herein by reference).

         (4.2)    Form of 9% Senior Note due July 1, 2003 (included in Exhibit
                  4.1 hereto and incorporated herein by reference).

         (4.3) Form of Indenture between the Company and the Bank of New York, Inc., as Trustee, with respect to 7 3/4% Senior Notes due October 15, 2007 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 22, 1998, and incorporated herein by reference).

         (4.4)    Form of 7 3/4% Senior Note due October 15, 2007 (included in
                  Exhibit 4.3 hereto and incorporated herein by reference).

         (10) $25,000,000 Credit Agreement dated as of January 22, 1998, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent (filed as Exhibit
                  10.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-46317) and incorporated herein by reference.)

         (10.1) First Amended and Restated Credit Agreement dated as of March 31, 1998, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

         (10.2) Second Amended and Restated Credit Agreement dated as of May 4, 1999, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent. (filed as Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

         (10.3) Amendment No. 1 dated as of September 3, 1999, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

         (21)     Subsidiaries of International Shipholding Corporation

         (27)     Financial Data Schedule

(b) No reports on Form 8-K were filed for the three month period ended December 31, 2000.

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


                      INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)


March 1, 2001              By       /s/ Gary L. Ferguson
                                 ------------------------------------
                                    Gary L. Ferguson
                                    Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)


March  1, 2001             By       /s/ Niels W. Johnsen
                                 ------------------------------------
                                    Niels W. Johnsen
                                    Chairman of the Board, Director and
                                    Chief Executive Officer


March  1, 2001             By       /s/ Erik F. Johnsen
                                 ------------------------------------
                                    Erik F. Johnsen
                                    President and Director


March  1, 2001             By       /s/ Niels M. Johnsen
                                 ------------------------------------
                                    Niels M. Johnsen
                                    Executive Vice President and Director


March  1, 2001             By       /s/ Erik L. Johnsen
                                 ------------------------------------
                                    Erik L. Johnsen
                                    Executive Vice President and Director


March  1, 2001             By       /s/ Harold S. Grehan, Jr.
                                 ------------------------------------
                                    Harold S. Grehan, Jr.
                                    Director


March  1, 2001             By       /s/ Raymond V. O'Brien, Jr.
                                 ------------------------------------
                                    Raymond V. O'Brien, Jr.
                                    Director


March  1, 2001             By       /s/ Edwin Lupberger
                                 ------------------------------------
                                    Edwin Lupberger
                                    Director


March  1, 2001             By       /s/ Edward K. Trowbridge
                                 ------------------------------------
                                    Edward K. Trowbridge
                                    Director


March  1, 2001             By       /s/ Gary L. Ferguson
                                 ------------------------------------
                                    Gary L. Ferguson
                                    Vice President and Chief Financial Officer


March  1, 2001             By       /s/ Manny G. Estrada
                                 ------------------------------------
                                    Manny G. Estrada
                                    Vice President and Controller

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

(4.2) Form of 9% Senior Note due July 1, 2003 (included in Exhibit 4.1 hereto and incorporated herein by reference).

(4.3) Form of Indenture between the Company and the Bank of New York, Inc., as Trustee, with respect to 7 3/4% Senior Notes due October 15, 2007
         (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated
         January 22, 1998, and incorporated herein by reference).

(4.4)    Form of 7 3/4% Senior Note due October 15, 2007 (included in Exhibit
         4.3 hereto and incorporated herein by reference).

(10) $25,000,000 Credit Agreement dated as of January 22, 1998, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as
         Administrative Agent (filed as exhibit 10.1 to the Company's
         Registration Statement on Form S-4 (Registration No. 333-46317) and incorporated herein by reference.)

(10.1) First Amended and Restated Credit Agreement dated as of March 31, 1998, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as
         Administrative Agent (filed as Exhibit 10.1 to the Registrant's Form
         10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

(10.2) Second Amended and Restated Credit Agreement dated as of May 4, 1999, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as
         Administrative Agent. (filed as Exhibit 10.2 to the Registrant's Form
         10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

(10.3) Amendment No. 1 dated as of September 3, 1999, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp
         Securities, Inc., as Arranger, and Citibank, N.A., as Administrative
         Agent (filed as Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

(21)     Subsidiaries of International Shipholding Corporation

(27)     Financial Data Schedule

                          INDEX OF FINANCIAL STATEMENTS

Report of Independent Public Accountants.................................................F-2

Consolidated Statements of Income for the years ended
   December 31, 2000, 1999, and 1998.....................................................F-3

Consolidated Balance Sheets at December 31, 2000 and 1999................................F-4

Consolidated Statements of Changes in Stockholders' Investment
   for the years ended December 31, 2000, 1999, and 1998.................................F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999, and 1998.....................................................F-7

Notes to Consolidated Financial Statements...............................................F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of International Shipholding Corporation:

         We have audited the accompanying consolidated balance sheets of International Shipholding Corporation (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Shipholding Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                         /s/ Arthur Andersen LLP
New Orleans, Louisiana
January 15, 2001

                      INTERNATIONAL SHIPHOLDING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (All Amounts in Thousands Except Share Data)


                                                                      Year Ended December 31,
                                                                  2000          1999          1998
                                                               ----------    ----------    ----------
Revenues                                                       $  342,388    $  338,666    $  370,056
Subsidy Revenue                                                    14,717        13,991        14,092
Net Revenue from Contract Settlement                                   --        20,552            --
                                                               ----------    ----------    ----------

                                                                  357,105       373,209       384,148
                                                               ----------    ----------    ----------

Operating Expenses:
         Voyage Expenses                                          268,857       267,263       281,901
         Vessel and Barge Depreciation                             38,773        39,265        37,456
         Impairment Loss                                               --            --         7,000
                                                               ----------    ----------    ----------

              Gross Voyage Profit                                  49,475        66,681        57,791
                                                               ----------    ----------    ----------

Administrative and General Expenses                                22,871        24,282        26,406
Gain on Sale of Vessels and Other Property                          5,911        11,573         7,762
                                                               ----------    ----------    ----------
              Operating Income                                     32,515        53,972        39,147
                                                               ----------    ----------    ----------

Interest:
         Interest Expense                                          33,764        32,102        28,738
         Investment Income                                         (2,118)       (1,339)       (1,569)
                                                               ----------    ----------    ----------
                                                                   31,646        30,763        27,169
                                                               ----------    ----------    ----------

Income Before Provision (Benefit) for Income Taxes,
  Equity in Net Loss of Unconsolidated Entities and
  Extraordinary Item                                                  869        23,209        11,978
                                                               ----------    ----------    ----------

Provision (Benefit) for Income Taxes:
         Current                                                    2,212         4,086         2,987
         Deferred                                                  (1,667)        4,131         1,385
         State                                                        102           284           301
                                                               ----------    ----------    ----------
                                                                      647         8,501         4,673
                                                               ----------    ----------    ----------

Equity in Net Loss of Unconsolidated
    Entities (Net of Applicable Taxes)                                (74)          (85)           --
                                                               ----------    ----------    ----------

Income Before Extraordinary Item                               $      148    $   14,623    $    7,305
                                                               ----------    ----------    ----------

Extraordinary Gain (Loss) on Early Extinguishment of
   Debt (Net of Income Tax Provision of $370 and Benefit
   of $554, Respectively)                                             688            --        (1,029)
                                                               ----------    ----------    ----------

Net Income                                                     $      836    $   14,623    $    6,276
                                                               ==========    ==========    ==========


Basic and Diluted Earnings Per Share:
       Income Before Extraordinary Item                        $     0.03    $     2.28    $     1.09
       Extraordinary Gain (Loss)                                     0.11            --         (0.15)
                                                               ----------    ----------    ----------
       Net Income                                              $     0.14    $     2.28    $     0.94
                                                               ==========    ==========    ==========



        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (All Amounts in Thousands)



                                                                                 DECEMBER 31,    December 31,
ASSETS                                                                               2000            1999
                                                                                 ------------    ------------
Current Assets:
         Cash and Cash Equivalents                                               $     16,906    $     18,661
         Marketable Securities                                                          6,018          11,337
         Accounts Receivable, Net of Allowance for Doubtful
               Accounts of $282 and $294 in 2000 and 1999, Respectively:
                        Traffic                                                        49,278          47,855
                        Agents                                                          5,226           6,660
                        Claims and Other                                                9,513           7,174
         Federal Income Taxes Receivable                                                  812             583
         Deferred Income Taxes                                                             42              60
         Net Investment in Direct Financing Leases                                      3,621           3,137
         Other Current Assets                                                           8,032           4,134
         Material and Supplies Inventory, at Lower of Cost or Market                   11,016          12,726
                                                                                 ------------    ------------

Total Current Assets                                                                  110,464         112,327
                                                                                 ------------    ------------

Marketable Equity Securities                                                              186             234
                                                                                 ------------    ------------

Investment in Unconsolidated Entities                                                   3,538           2,805
                                                                                 ------------    ------------

Net Investment in Direct Financing Leases                                             108,106         112,032
                                                                                 ------------    ------------

Vessels, Property, and Other Equipment, at Cost:
         Vessels and Barges                                                           744,999         775,001
         Other Marine Equipment                                                         8,291           7,897
         Terminal Facilities                                                           18,377          18,470
         Land                                                                           1,230           1,230
         Furniture and Equipment                                                       15,974          17,222
                                                                                 ------------    ------------
                                                                                      788,871         819,820
Less -  Accumulated Depreciation                                                     (374,006)       (379,588
                                                                                 ------------    ------------
                                                                                      414,865         440,232
                                                                                 ------------    ------------
Other Assets:
         Deferred Charges, Net of Accumulated Amortization
              of $30,867 and $49,880 in 2000 and 1999, Respectively                    32,296          39,692
         Acquired Contract Costs, Net of Accumulated Amortization
              of $17,065 and $15,609 in 2000 and 1999, Respectively                    13,461          14,916
         Due from Related Parties                                                         633             580
         Other                                                                         11,627          12,185
                                                                                 ------------    ------------
                                                                                       58,017          67,373
                                                                                 ------------    ------------

                                                                                 $    695,176    $    735,003
                                                                                 ============    ============


     The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                  (All Amounts in Thousands Except Share Data)



                                                                                 DECEMBER 31,    December 31,
                                                                                     2000            1999
                                                                                 ------------    ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
         Current Maturities of Long-Term Debt                                    $     22,181    $     23,137
         Current Maturities of Capital Lease Obligations                                7,824           3,231
         Accounts Payable and Accrued Liabilities                                      52,276          50,388
                                                                                 ------------    ------------
Total Current Liabilities                                                              82,281          76,756
                                                                                 ------------    ------------

Billings in Excess of Income Earned and Expenses Incurred                               5,462           5,083
                                                                                 ------------    ------------

Long-Term Capital Lease Obligations, Less Current Maturities                           51,827           8,853
                                                                                 ------------    ------------

Long-Term Debt, Less Current Maturities                                               308,037         391,589
                                                                                 ------------    ------------

Other Long-Term Liabilities:
         Deferred Income Taxes                                                         43,300          45,124
         Claims and Other                                                              22,737          25,114
                                                                                 ------------    ------------
                                                                                       66,037          70,238
                                                                                 ------------    ------------

Commitments and Contingent Liabilities

Stockholders' Investment:
         Common Stock, $1.00 Par Value, 10,000,000 Shares
               Authorized, 6,756,330 Shares Issued at
               December 31, 2000 and 1999                                               6,756           6,756
         Additional Paid-In Capital                                                    54,450          54,450
         Retained Earnings                                                            129,755         130,440
         Less - 673,443 and 669,143 Shares of Common Stock in Treasury,
               at Cost, at December 31, 2000 and 1999, Respectively                    (8,704)         (8,654)
         Accumulated Other Comprehensive Loss                                            (725)           (508)
                                                                                 ------------    ------------
                                                                                      181,532         182,484
                                                                                 ------------    ------------

                                                                                 $    695,176    $    735,003
                                                                                 ============    ============


        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                           (All Amounts in Thousands)

                                                                                                   Accumulated
                                                          Additional                                  Other
                                                Common     Paid-In      Retained      Treasury     Comprehensive
                                                 Stock     Capital      Earnings       Stock       Income (Loss)      Total
                                               --------   ----------   ----------    ----------    -------------    ---------
Balance at December 31, 1997                   $  6,756   $   54,450   $  112,794    $   (1,133)   $         (62)   $ 172,805

Comprehensive Income:

    Net Income for Year Ended
      December 31, 1998                              --           --        6,276            --               --        6,276

    Other Comprehensive Income:
      Unrealized Holding Loss on
        Marketable Securities,
        Net of Deferred Taxes of ($7)                --           --           --            --              (13)         (13)
                                                                                                                    ---------

Total Comprehensive Income                                                                                              6,263

Treasury Stock                                       --           --           --          (289)              --         (289)

Cash Dividends                                       --           --       (1,671)           --               --       (1,671)
                                               --------   ----------   ----------    ----------    -------------    ---------

Balance at December 31, 1998                   $  6,756   $   54,450   $  117,399    $   (1,422)   $         (75)   $ 177,108
                                               ========   ==========   ==========    ==========    =============    =========

Comprehensive Income:

    Net Income for Year Ended
     December 31, 1999                               --           --       14,623            --               --       14,623

    Other Comprehensive Income:
      Unrealized Holding Loss on
        Marketable Securities,
        Net of Deferred Taxes of ($233)              --           --           --            --             (433)        (433)
                                                                                                                    ---------

Total Comprehensive Income                                                                                             14,190

Treasury Stock                                       --           --           --        (7,232)              --       (7,232)

Cash Dividends                                       --           --       (1,582)           --               --       (1,582)
                                               --------   ----------   ----------    ----------    -------------    ---------

Balance at December 31, 1999                   $  6,756   $   54,450   $  130,440    $   (8,654)   $        (508)   $ 182,484
                                               ========   ==========   ==========    ==========    =============    =========

COMPREHENSIVE INCOME:

    NET INCOME FOR YEAR ENDED
     DECEMBER 31, 2000                               --           --          836            --               --          836

    OTHER COMPREHENSIVE INCOME:
      UNREALIZED HOLDING LOSS ON
        MARKETABLE SECURITIES,
        NET OF DEFERRED TAXES OF ($117)              --           --           --            --             (217)        (217)
                                                                                                                    ---------

TOTAL COMPREHENSIVE INCOME                                                                                                619

TREASURY STOCK                                       --           --           --           (50)              --          (50)

CASH DIVIDENDS                                       --           --       (1,521)           --               --       (1,521)
                                               --------   ----------   ----------    ----------    -------------    ---------
BALANCE AT DECEMBER 31, 2000                   $  6,756   $   54,450   $  129,755    $   (8,704)   $        (725)   $ 181,532
                                               ========   ==========   ==========    ==========    =============    =========

        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All Amounts in Thousands)

                                                                                  Year Ended December 31,
                                                                             2000          1999          1998
                                                                          ----------    ----------    ----------
Cash Flows from Operating Activities:
    Net Income                                                            $      836    $   14,623    $    6,276
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Depreciation                                                         41,716        42,056        40,056
         Amortization of Deferred Charges and Other Assets                    18,002        18,052        22,846
         (Benefit) Provision for Deferred Income Taxes                        (1,667)        4,131         1,385
         Equity in Net Loss of Unconsolidated Entities                            74            85            --
         Gain on Sale of Vessels and Other Property                           (5,868)      (11,598)       (7,765)
         Net Revenue from Contract Settlement                                     --       (20,552)           --
         Proceeds from Contract Settlement                                        --        22,327            --
         Impairment Loss                                                          --            --         7,000
         Extraordinary (Gain) Loss                                              (688)           --         1,029
      Changes in:
         Accounts Receivable                                                  (1,898)       (7,026)       (7,789)
         Inventories and Other Current Assets                                 (1,213)          556           678
         Other Assets                                                          3,595           110           492
         Accounts Payable and Accrued Liabilities                               (117)      (10,884)       (6,300)
         Federal Income Taxes Payable                                           (586)        2,225        (1,009)
         Billings in Excess of Income Earned and Expenses Incurred               379        (2,016)        5,718
         Other Long-Term Liabilities                                          (3,096)       (4,509)        1,367
                                                                          ----------    ----------    ----------
Net Cash Provided by Operating Activities                                     49,469        47,580        63,984
                                                                          ----------    ----------    ----------

Cash Flows from Investing Activities:
    Net Investment in Direct Financing Leases                                  3,482       (55,082)      (56,323)
    Purchase of Vessels and Other Property                                   (34,002)      (53,180)      (55,727)
    Additions to Deferred Charges                                             (8,410)      (14,497)      (13,955)
    Proceeds from Sale of Vessels and Other Property                          21,741        25,771        15,484
    Proceeds from and Purchase of Short-Term Investments                       5,021            38        (1,072)
    Investment in Unconsolidated Entities                                     (1,906)         (584)       (3,368)
    Partial Sale of Unconsolidated Entities                                      511           681            --
    Other Investing Activities                                                  (511)           54            73
                                                                          ----------    ----------    ----------
Net Cash Used by Investing Activities                                        (14,074)      (96,799)     (114,888)
                                                                          ----------    ----------    ----------

Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt and Capital Lease Obligations             137,400       128,400       217,435
    Reduction of Debt and Capital Lease Obligations                         (174,217)      (83,142)     (161,156)
    Additions to Deferred Financing Charges                                     (639)         (572)       (2,977)
    Purchase of Treasury Stock                                                   (50)       (7,232)         (289)
    Common Stock Dividends Paid                                               (1,521)       (1,582)       (1,671)
    Other Financing Activities                                                 1,877            --          (432)
                                                                          ----------    ----------    ----------
Net Cash (Used) Provided by Financing Activities                             (37,150)       35,872        50,910
                                                                          ----------    ----------    ----------

Net (Decrease) Increase in Cash and Cash Equivalents                          (1,755)      (13,347)            6
Cash and Cash Equivalents at Beginning of Year                                18,661        32,008        32,002
                                                                          ----------    ----------    ----------

Cash and Cash Equivalents at End of Year                                  $   16,906    $   18,661    $   32,008
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

NATURE OF OPERATIONS

         The Company, through its subsidiaries, operates a diversified fleet of U.S. and international flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium- to long-term charters or contracts. At December 31, 2000, the Company's fleet consisted of 34 ocean-going vessels, 4 towboats, 14 river barges, 28 special purpose barges, 1,849 LASH barges, and related shoreside handling facilities. The Company's strategy is to
(i) identify customers with marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire, or construct vessels to meet the requirements of those charters or contracts, and (iii) secure financing for the vessels predicated primarily on those charter or contract arrangements.

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

VESSELS AND OTHER PROPERTY

         Costs of all major property additions and betterments are capitalized. Ordinary maintenance and repair costs are expensed as incurred. Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired. No interest was capitalized in 2000, 1999 or 1998.

         Assets under capital leases are recorded on the consolidated balance sheets under the caption Vessels, Property, and Other Equipment, at Cost (See Note G).

         For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method. Estimated useful lives of Vessels, Other Marine Equipment, Terminal Facilities, and Furniture and Equipment are as follows:

                                                                                     Years
                                                                                     -----
                        9 LASH Vessels                                                 30
                        6 Pure Car/Truck Carriers                                      20
                        1 Coal Carrier                                                 15
                        8 Other Vessels *                                              25
                        Other Marine Equipment                                        3-12
                        Terminal Facilities                                           5-23
                        Furniture and Equipment                                       3-10

* Includes one FLASH unit, one Ice Strengthened Multi-Purpose vessel, two Float-On/Float-Off Special Purpose vessels, a Dockship, a Cape-Size Bulk Carrier, a Molten Sulphur Carrier, and a Container vessel. At December 31, 2000, the Company's fleet of 34 vessels also included three Roll-On/Roll-Off vessels which it operates, a LASH vessel which has been placed in lay-up awaiting future deployment, an Ice Strengthened Multi-Purpose vessel, a Tanker and a Container vessel which it charters in for one of its services, and three Cement Carriers in which the Company owns a 30% interest.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" issued by the Financial Accounting Standards Board ("FASB"), during 1998, the Company recognized an impairment loss of $7,000,000 on its Cape-Size Bulk Carrier. Depressed freight rates in the market for this type of vessel, along with management's expectation that these conditions would not improve in the near-term, triggered a review of the recoverability of the carrying value of this vessel. The impairment loss was measured as the amount by which the carrying value of the vessel exceeded its fair value. The fair value of the vessel was estimated by determining the present value of its expected future cash flows using a discount rate believed to be commensurate with the risk involved.

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

         The Company owns a coal transfer terminal facility which it operated for the use with a coal transportation contract with Seminole Electric Cooperative, Inc. ("Seminole"), a Florida-based electric utility, which was terminated prematurely by Seminole in December of 1998. The Company received a settlement in July of 1999 of $22,975,000 including proceeds from the sale of the Company's three super jumbo river barges for approximately $648,000. The reported settlement of $20,552,000 was net of related expenses of approximately $1,800,000. The Company is looking at various business options that would utilize the coal transfer terminal facility.

         During 2000, the Company recognized a gain of $5,911,000 primarily including a gain of $6,063,000 on the sale of one of the Company's PCTCs, which was replaced by a newer and larger PCTC, a gain of $600,000 on the sale of tugboats no longer needed for operations, offset slightly by the loss of approximately $1,000,000 on the sale of one of the Company's LASH vessels no longer needed for operations, During 1999, the Company recognized a gain of $11,573,000 including a gain of $2,408,000 on the sale of a parcel of land no longer required in the Company's operations, a gain of $1,777,000 on the sale of a towboat and a gain of $7,752,000 on the sale of one of the Company's PCCs, which was replaced by a newer and larger PCTC, offset slightly by a loss of $364,000 on the sale of two of the Company's FLASH units. During 1998, the Company recognized a gain of $7,762,000 on the sale of one of the Company's PCCs, which was replaced by a newer and larger PCTC.

INVENTORIES

         Inventories are stated at the lower of cost or market. The base-stock method is used for the Company's vessels, and the first-in, first-out ("FIFO") method is used for fuel.

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

FOREIGN CURRENCY TRANSACTIONS

         Certain of the Company's revenues and expenses are converted into or denominated in foreign currencies, primarily Singapore Dollar, Indonesian Rupiah, Euro, British Pound, and Indian Rupee. All exchange adjustments are charged or credited to income in the year incurred. An exchange gain of $483,000, an exchange loss of $119,000, and an exchange gain of $347,000 were recognized for the years ended December 31, 2000, 1999, and 1998, respectively.

DIVIDEND POLICY

         The Board of Directors declared and paid dividends of 6.25 cents per share for each quarter in 2000 and 1999. Subsequent to year-end, a dividend of
6.25 cents per common share was declared to be paid in the first quarter of 2001.

NET INCOME PER COMMON SHARE

         Earnings per common share are based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 6,082,954, 6,424,193, and 6,682,216 for the years ended December 31, 2000, 1999, and 1998, respectively. Basic and diluted weighted average common shares outstanding were the same for each of these years. The effect of 475,000 stock options granted during 1998, which were terminated and reissued in 1999, was anti-dilutive for all periods (see Note C).

SUBSIDY AGREEMENTS

         The Maritime Security Act ("MSA"), which provides for a new subsidy program for certain U.S. flag vessels, was signed into law in October of 1996. Seven of the Company's vessels qualify for MSA participation including three LASH vessels and four of the Company's PCTCs. MSA provides for annual subsidy payments of $2,100,000 per year per vessel through September 30, 2005. These payments are subject to appropriation each year and are not guaranteed.

SELF-RETENTION INSURANCE

         The Company is self-insured for most Personal Injury and Cargo claims under $1,000,000, for Hull claims under $2,500,000, and for claims for Loss of Hire under 60 days The Company maintains insurance for individual claims over the above levels and maintains Stop Loss insurance to cover aggregate claims between those levels and the primary deductible levels. Primary deductibles are $25,000 for Hull, Personal Injury, and Cargo, $1,000 for LASH barges, and 10 days for Loss of Hire. The Company is responsible for all claims under the primary deductibles. Under the Stop Loss insurance, claim costs between the primary deductible and $1,000,000 and $2,500,000, as applicable, are the responsibility of the Company until the aggregate Stop Loss amount is met. The aggregate annual Stop Loss, excluding primary deductibles, is $6,000,000 for each of the policy years ending June 26, 2001, 2000, and 1999. After the Company has retained the aggregate amounts, all additional claims are recoverable from underwriters.

         Provisions for losses are recorded based on the Company's estimate of the eventual settlement costs. The current portions of these liabilities were $9,046,000 and $7,943,000 at December 31, 2000 and 1999, respectively, and the noncurrent portions of these liabilities were $4,059,000 and $5,588,000 at December 31, 2000 and 1999, respectively.

STOCK REPURCHASE PROGRAM

         In October of 1998, the Company's Board of Directors approved a stock repurchase program to buy up to 500,000 shares of its common stock. In October of 1999, the Company completed the program and the Company's Board of Directors approved another stock repurchase program to buy up to 1,000,000 shares of its common stock, based on the Board's belief that the market value of the Company's common stock did not adequately reflect the Company's inherent value. Repurchases are being made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending upon financial and market conditions. As of December 31, 2000, 600,000 shares had been repurchased under these two programs for a total cost of $7,571,000 at an average market price of $12.68 per share, of which 4,300 shares were repurchased during 2000.

NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, in June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholder's Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts and commodity swap contracts (See Note L).


NOTE B - LONG-TERM DEBT

                                                                                    (All Amounts in Thousands)

                                            INTEREST RATE                              TOTAL PRINCIPAL DUE
                                    DECEMBER 31,    December 31,                  DECEMBER 31,      December 31,
Description                             2000            1999          DUE             2000              1999
-----------                         ------------    ------------   ----------     ------------      ------------
Unsecured Senior Notes -
     Fixed Rate                       7.75-9.00%       7.75-9.00%   2003-2007     $    124,568      $    199,919
Fixed Rate Notes Payable                   6.70%       6.70-8.50%        2008           28,263            33,693
Variable Rate Notes Payable           7.25-7.95%       6.79-7.28%   2001-2010          142,112           136,043
U.S. Government Guaranteed
     Ship Financing Notes and
     Bonds - Fixed Rate                    8.30%            8.30%        2009           17,275            23,071
Lines of Credit                       7.63-9.50%            7.50%        2002           18,000            22,000
                                                                                  ------------      ------------
                                                                                  $    330,218      $    414,726
                                   Less Current Maturities                             (22,181)          (23,137)
                                                                                  ------------      ------------
                                                                                  $    308,037      $    391,589
                                                                                  ============      ============

         On January 22, 1998, the Company issued a new series of $110,000,000 aggregate principal amount 7 3/4% Senior Notes due 2007. The net proceeds from these Senior Notes were used to repay certain indebtedness of the Company's subsidiaries during the first quarter of 1998. Upon retirement of this indebtedness, the Company recorded an Extraordinary Loss on Early Extinguishment of Debt of approximately $1,029,000, net of taxes. During 2000, the Company retired $24,070,000 of the 7 3/4% Senior Notes at various discounts and retired early $51,199,000 of the 9% Senior Notes due 2003 at a slight premium. Upon retirement of this indebtedness, the Company recorded an Extraordinary Gain on Early Extinguishment of Debt of approximately $688,000, net of taxes.

         The aggregate principal payments required as of December 31, 2000, for each of the next five years are $22,181,000 in 2001, $38,526,000 in 2002,
$62,462,000 in 2003, $19,223,000 in 2004, and $19,489,000 in 2005. In addition to regularly scheduled principal payments, the $38,526,000 required in 2002 includes repayment of the $18,000,000 drawn on the Company's line of credit as of December 31, 2000.

         Certain of the vessels and barges owned by the Company are mortgaged under some of the Company's debt agreements. The Company has eleven vessels and 319 LASH barges pledged with a net book value totaling $344,764,000. Additional collateral includes a security interest in certain operating contracts and receivables. The remaining indebtedness of the Company is unsecured. Most of these agreements, among other things, impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit the Company from incurring, without prior written consent, additional debt or lease obligations, except as defined. The Company has consistently met the minimum working capital and net worth requirements during the period covered by the agreements and is in compliance with these requirements as of December 31, 2000.

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

         The amounts of potentially restricted net assets were as follows:

                                              (All Amounts in Thousands)
                                              DECEMBER 31,   December 31,
                                                  2000           1999
                                              ------------   ------------
Enterprise Ship Company                       $     56,225   $     61,645
Sulphur Carriers, Inc.                              32,851         29,528
                                              ------------   ------------
      Total Restricted Net Assets             $     89,076   $     91,173
                                              ============   ============

         At December 31, 2000, the Company had available one line of credit totaling $38,000,000 used to meet short-term requirements when fluctuations occur in working capital. As of December 31, 2000, the Company had drawn $18,000,000 on this line of credit. At December 31, 1999, the Company had a line of credit available for $48,000,000 of which $22,000,000 was drawn with this amount being fully repaid during 2000. During the third quarter of 2000, the Company amended the aforementioned $48,000,000 revolving credit facility to the current facility of $38,000,000.

         Under certain of the above described loan agreements, deposits are made into bank retention accounts to meet the requirements of the applicable agreements. These escrowed amounts totaled $514,000 and $505,000 at December 31, 2000 and 1999, respectively, and were included in Cash and Cash Equivalents.


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

                                                               Pension Plan                Postretirement Benefits
                                                      -----------------------------     -----------------------------
(All Amounts in Thousands)                            DECEMBER 31,     December 31,     DECEMBER 31,     December 31,
                                                          2000             1999             2000             1999
                                                      ------------     ------------     ------------     ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year               $     14,473     $     15,717     $      7,716     $      9,261
Service cost                                                   594              756               57               90
Interest cost                                                1,129            1,024              557              549
Actuarial loss (gain)                                        1,676           (2,173)             131           (1,736)
Benefits paid                                                 (704)            (753)            (518)            (448)
Expenses paid                                                  (39)             (98)              --               --
                                                      ------------     ------------     ------------     ------------
Benefit obligation at end of year                           17,129           14,473            7,943            7,716
                                                      ------------     ------------     ------------     ------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year              17,107           16,028               --               --
Actual (loss) return on plan assets                           (377)           1,521               --               --
Employer contribution                                          720              409              518              448
Benefits paid                                                 (704)            (753)            (518)            (448)
Expenses paid                                                  (39)             (98)              --               --
                                                      ------------     ------------     ------------     ------------
Fair value of plan assets at end of year                    16,707           17,107               --               --
                                                      ------------     ------------     ------------     ------------

Funded status                                                 (422)           2,634           (7,943)          (7,716)
Unrecognized net actuarial loss (gain)                         601           (2,868)             660              529
Unrecognized prior service cost                                 38               57               --               --
                                                      ------------     ------------     ------------     ------------
Prepaid (accrued) benefit cost                        $        217     $       (177)    $     (7,283)    $     (7,187)
                                                      ============     ============     ============     ============

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                                 7.25%            7.75%            7.25%            7.75%
Expected return on plan assets                                8.50%            7.50%             N/A              N/A
Rate of compensation increase                                 6.00%            5.50%             N/A              N/A

                                                               Pension Plan                    Postretirement Benefits
                                                       -------------------------------     -------------------------------
                                                       For the year ended December 31,     For the year ended December 31,
COMPONENTS OF NET PERIODIC BENEFIT COST                  2000                 1999             2000               1999
                                                       ------------       ------------     ------------       ------------
Service cost                                           $        594       $        756     $         57       $         90
Interest cost                                                 1,129              1,024              557                549
Actual return on plan assets                                    377             (1,520)              --                 --
Amortization of prior service cost                               19                 19               --                 --
Amortization of unrecognized net actuarial
  (loss) gain                                                (1,793)               417               --                 42
                                                       ------------       ------------     ------------       ------------
Net periodic benefit cost                              $        326       $        696     $        614       $        681
                                                       ============       ============     ============       ============

             For measurement purposes, the health and dental care cost trend rate was assumed to be 10.0% for 2000, decreasing steadily by .50% per year over the next ten years to a long-term rate of 5%. A one percent change in the assumed health care cost trend rates would have the following effects:

      (All Amounts in Thousands)                                                          1% Increase   1% Decrease
                                                                                          -----------   -----------
Change in total service and interest cost components
   for the year ended  December 31, 2000                                                  $        51   $       (43)
Change in postretirement benefit obligation as of December 31, 2000                       $       766   $      (649)


         Crew members on the Company's U.S. flag vessels belong to union-sponsored pension plans. The Company contributed approximately $2,066,000, $2,169,000, and $2,339,000 to these plans for the years ended December 31, 2000, 1999, and 1998, respectively. These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members. Information from the plans' administrators is not available to permit the Company to determine whether there may be unfunded vested benefits.

         The Company continues to evaluate ways in which it can better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of reported obligation and annual expense.

STOCK INCENTIVE PLAN
--------------------

         In April of 1998, the Company established a stock-based compensation plan, the Stock Incentive Plan (the "Plan"). The purpose of the Plan is to increase shareholder value and to advance the interest of the Company by furnishing a variety of economic incentives designed to attract, retain, and motivate key employees and officers and to strengthen the mutuality of interests between such employees, officers, and the Company's shareholders. Incentives consist of opportunities to purchase or receive shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, or other stock-based awards. Under the Plan, the Company may grant incentives to its eligible Plan participants for up to 650,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. In April of 1998, options to purchase 475,000 shares of common stock were granted to certain qualified participants at an exercise price of $17.1875 per share. In July of 1999, these options were terminated and reissued at an exercise price of $14.125 per share. No options were exercised or forfeited during the year. All options vested immediately upon the grant date. Therefore, all 475,000 options were exercisable at December 31, 2000. The stock options are due to expire on April 14, 2008.

         The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for the Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. If the Company had determined compensation cost for the Plan based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the year ended December 31, 2000, 1999, and 1998 would have been reduced to the pro forma amounts indicated below:

(All Amounts in Thousands)                                    Year Ended December 31,
                                         2000                            1999                           1998
                              --------------------------      ------------------------       -------------------------
                              As Reported     Pro Forma*      As Reported    Pro Forma       As Reported     Pro Forma
                              -----------     ----------      -----------    ---------       -----------     ---------
Net income                    $       836     $      836      $    14,623    $  12,699       $     6,276     $   3,896
Basic and diluted
   earnings per share         $      0.14     $     0.14      $      2.28    $    1.98       $      0.94     $    0.58

* No stock options were granted for the year ended December 31, 2000.

         The weighted average fair value at the date of grant for options granted during the periods presented was $6.23 and $7.71 in 1999 and 1998, respectively. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) expected volatility of 18.42% and 12.22% in

1999 and 1998, respectively, and (b) risk-free interest rate of 5.99% and 5.89% in 1999 and 1998, respectively. The remaining contractual life of each option as of December 31, 1999 and 1998, was 8.289 and 9.292 years, respectively.

LIFE INSURANCE
--------------

         The Company has agreements with the Chairman and President of the Company whereby their estates will be paid approximately $822,000 and $626,000, respectively upon death. The Company reserved amounts to fund a portion of these death benefits which amounted to $900,000 and holds an insurance policy which covers the remainder.


NOTE D - INCOME TAXES

         The Federal income tax returns of the Company are filed on a consolidated basis and include the results of operations of its wholly-owned U.S. subsidiaries. Pursuant to the Tax Reform Act of 1986, the earnings of foreign subsidiaries ($1,644,000 in 2000, $3,528,000 in 1999, and $2,245,000 in
1998) are also included.

         Prior to 1987, deferred income taxes were not provided on undistributed foreign earnings of $6,689,000, all of which are expected to remain invested abroad indefinitely. In accordance with the Tax Reform Act of 1986, commencing in 1987 shipping income, as defined under the U.S. Subpart F income tax provisions, generated from profitable controlled foreign subsidiaries are subject to Federal income taxes.

         Components of the net deferred tax liability/(asset) are as follows:

                                                        DECEMBER 31,    December 31,
(All Amounts in Thousands)                                  2000           1999
                                                        ------------    ------------
Liabilities:
     Fixed Assets                                       $     53,159    $     50,776
     Deferred Charges                                          8,548          12,400
     Unterminated Voyage Revenue/
          Expense                                              1,796           1,979
     Intangible Assets                                         4,711           5,221
     Deferred Insurance Premiums                                 762             698
     Deferred Intercompany Transactions                        2,530           2,530
     Other Liabilities                                         1,308           1,017
                                                        ------------    ------------
Total Liabilities                                             72,814          74,621
                                                        ------------    ------------
Assets:
     Insurance and Claims Reserve                             (4,311)         (3,794)
     Deferred Intercompany Transactions                       (2,530)         (2,530)
     Post-Retirement Benefits                                 (2,646)         (2,583)
     Alternative Minimum Tax Credit                           (9,609)        (10,376)
     Net Operating Loss Carryforward/
          Unutilized Deficit                                  (5,656)         (5,181)
     Valuation Allowance                                         879             879
     Other Assets                                             (5,683)         (5,972)
                                                        ------------    ------------
Total Assets                                                 (29,556)        (29,557)
                                                        ------------    ------------
Total Deferred Tax Liability, Net                       $     43,258    $     45,064
                                                        ============    ============

         The following is a reconciliation of the U.S. statutory tax rate to the Company's effective tax rate:

                                                                Year Ended December 31,
                                                            2000         1999         1998
                                                          --------     --------     --------
Statutory Rate                                                35.0%        35.0%        35.0%
State Income Taxes                                            11.7%         1.2%         2.9%
Other, Primarily Non-deductible Expenditures                  27.7%         0.5%         1.7%
                                                          --------     --------     --------
                                                              74.4%        36.7%        39.6%
                                                          ========     ========     ========

         The Company has available at December 31, 2000, unused operating loss carryforwards of $959,000 and unused foreign deficits of $15,202,000. The operating loss carryforwards will expire in 2002. The unused foreign deficits are available only to offset foreign earnings and do not expire.

         Foreign income taxes of $629,000, $532,000, and $546,000 are included in the Company's consolidated statements of income in the Provision for Income Taxes for the years ended December 31, 2000, 1999, and 1998, respectively. The Company pays foreign income taxes in Indonesia and Thailand.


NOTE E - TRANSACTIONS WITH RELATED PARTIES

         During 1990, the Company sold one of its subsidiaries to a former employee at a sales price of $500,000. At the end of 1993, the Company sold another subsidiary to the same party for a sales price of $692,000. The total receivable outstanding from this related party totaled $222,000 and $296,000 at December 31, 2000 and 1999, respectively, and is due over a period of ten years from the date of the 1993 sale. The long-term portion of this receivable is included in Due from Related Parties, and the current portion is included in Accounts Receivable - Claims and Other. Collections on the total receivable were $74,000 for each of the years ended December 31, 2000 and 1999. Interest income on this receivable is earned at the rate of 6% for the first five years and a variable rate of LIBOR plus 2% thereafter and amounted to $22,000 for the year ended December 31, 2000, and $25,000 for the years ended December 31, 1999 and 1998.

         During 1992, a son of the President of the Company became a partner of the legal firm of Jones, Walker, Waechter, Poitevent, Carrere and Denegre which has been utilized for various legal services since the Company's inception. The Company made payments to the firm totaling approximately $1,296,000, $1,533,000, and $1,102,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Amounts of $125,000 were due to the legal firm at December 31, 1999, which was included in Accounts Payable and Accrued Liabilities or Deferred Credits, and no amounts were due at December 31, 2000.

         During 1998, a wholly-owned subsidiary of the Company, LMS Shipmanagement, Inc. ("LMS"), entered into agreements with Belden Shipping Pte Ltd ("Belden") to provide ship management services beginning in 1999, from which revenues earned were approximately $132,000 and $203,000 for the years ended December 31, 2000 and 1999, respectively. The Company acquired a 37.5% interest in Belden, Echelon Shipping, Inc. ("Echelon"), and Carson Shipping, Inc. ("Carson") during 1998, of which 7.5% interest was sold in 1999 (See Note J). The Company has long-term receivables, included in Due from Related Parties, from Belden and Echelon totaling approximately $21,000 and $150,000, respectively, as of December 31, 2000. The long-term receivables as of December 31, 1999 were from Belden and Carson totaling approximately $21,000 and $337,000, respectively.

         The Company also has long term receivables, included in Due from Related Parties, from LMS Manila, Inc. ("LMS Manila") and LMS Manning, Inc. ("LMS Manning") in which it owns a 40.0% and a 48.0% interest in respectively, totaling approximately $232,000 and $83,000, respectively (See Note J), as of December 31, 2000.


NOTE F - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         As of December 31, 2000, 17 vessels that the Company owns or operates were under various contracts extending beyond 2000 and expiring at various dates through 2024. Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

         The Company also maintains lines of credit totaling approximately $1,900,000 to cover standby letters of credit for membership in various shipping conferences.

CONTINGENCIES

         The Company has been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss. The Company believes that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of the Company's subsidiaries mitigate the Company's exposure.

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

NOTE G - LEASES

         In 1998, the Company entered into a direct financing lease of a foreign flag PCTC expiring in 2018. In 1999, the Company entered into another direct financing lease of a foreign flag PCTC expiring in 2019. The schedule of future minimum rentals to be received under these two direct financing leases in effect at December 31, 2000, is as follows:

                                                                       Receivables Under
(All Amounts in Thousands)                                              Financing Leases
                                                                       -----------------
Year Ended December 31,
             2001                                                        $     17,192
             2002                                                              17,192
             2003                                                              17,142
             2004                                                              16,593
             2005                                                              16,548
             Thereafter                                                       195,496
                                                                         ------------
Total Minimum Lease Payments Receivable                                       280,163
Estimated Residual Values of Leased Properties                                  4,103
Less Unearned Income                                                         (172,539)
                                                                         ------------
Total Net Investment in Direct Financing Leases                               111,727
    Current Portion                                                            (3,621)
                                                                         ------------
Long-Term Net Investment in Direct
    Financing Leases at December 31, 2000                                $    108,106
                                                                         ============

               The Company entered into sale-leaseback agreements in 1991 and 1992 for a group of the Company's LASH barges. During 2000, the Company entered into two sale-leaseback agreements, one for two of the Company's LASH vessels and another for one of the Company's PCTCs. The gain on these two sale-leasebacks is deferred over the life of the leases. These leases meet the required criteria for a capital lease and are accounted for as such. The terms of the leases are 12 years for the LASH barges, 5 years for the LASH vessels, and 10 years for the PCTC. The capital leases are included in Vessels, Property, and Other Equipment as follows:

                                        DECEMBER 31,    December 31,
(All Amounts in Thousands)                  2000            1999
                                        ------------    ------------
LASH Barges                             $     24,936    $     24,936
LASH Vessels                                   6,976              --
PCTC                                          34,540              --
Less Accumulated Depreciation                (19,894)        (16,582)
                                        ------------    ------------

   Total                                $     46,558    $      8,354
                                        ============    ============

         The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the minimum payments as of December 31, 2000:

                                                                  Payments Under
(All Amounts in Thousands)                                        Capital Leases
                                                                  --------------
Year Ended December 31,
             2001                                                    $ 12,995
             2002                                                      10,661
             2003                                                       9,705
             2004                                                       7,581
             2005                                                       6,401
             Thereafter                                                42,162
                                                                  --------------
                                                                       89,505
Less Interest                                                         (29,854)
                                                                  --------------

Present Value of Future Minimum Payments
   (Based on a Weighted Average of 8.66%)                            $ 59,651
                                                                  ==============

         The Company conducts certain of its operations from leased office facilities and uses certain transportation and other equipment under operating leases expiring at various dates through 2008. Rent expense related to operating leases totaled approximately $9,819,000, $7,078,000, and $6,264,000, for the years ended December 31, 2000, 1999, and 1998, respectively. The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2000:

                                                   Payments Under
(All Amounts in Thousands)                        Operating Leases
                                                  ----------------
Year Ended December 31,
             2001                                     $ 8,652
             2002                                       8,350
             2003                                       2,597
             2004                                       1,357
             2005                                       1,195
             Thereafter                                 1,130
                                                      -------

Total Future Minimum Payments                         $23,281
                                                      =======


NOTE H - DEFERRED CHARGES AND ACQUIRED CONTRACT COSTS

         The Company defers certain costs related to the drydocking of vessels and financing costs. Deferred drydocking costs are amortized over the period between drydockings (generally two to five years). Financing charges are amortized over the life of the applicable debt involved. These deferred costs are all amortized based on a straight-line basis and are comprised of the following:

                                                                DECEMBER 31,        December 31,
         (All Amounts in Thousands)                                 2000                1999
                                                                ------------        ------------
         Drydocking Costs                                       $     26,631        $     32,222
         Financing Charges and Other                                   5,665               7,470
                                                                ------------        ------------
                                                                $     32,296              39,692
                                                                ============        ============

         The Acquired Contract Cost represents the portion of the purchase price paid for Waterman Steamship Corporation applicable primarily to that company's maritime prepositioning ship contract agreements. The Company amortizes the acquired contract cost using the straight-line method over the contract's useful life of twenty-one years from the acquisition date.


NOTE I - SIGNIFICANT OPERATIONS

MAJOR CUSTOMERS

         The Company has several medium- to long-term contracts related to the operations of various vessels (See Note F), from which revenues represent a significant amount of the Company's total revenue. Revenues from the contracts with the United States Military Sealift Command ("MSC") were $65,494,000, $68,014,000, and $75,872,000 for the years ended December 31, 2000, 1999, and
1998, respectively. Additionally, the Company operates four U.S. flag LASH vessels on a liner service, of which three vessels are subsidized. Revenues, including subsidy revenue, from this operation were $120,110,000, $127,799,000, and $126,524,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company also has four U.S. Flag PCTCs which carry automobiles from Japan to the United States from which revenues, including subsidy, were $37,800,000, $32,275,000, and $24,321,000 for the years ended December 31, 2000,
1999, and 1998, respectively.

CONCENTRATIONS

         A significant portion of the Company's traffic receivables is due from contracts with MSC and transportation of government sponsored cargo. There are no other concentrations of receivables from customers or geographic regions that exceed 10% of stockholders' investment at December 31, 2000 or 1999.

         With only minor exceptions related to personnel aboard certain foreign flag vessels, most of the Company's shipboard personnel are covered by collective bargaining agreements.

GEOGRAPHIC INFORMATION

         The Company has operations in several principal markets, including international service between the U.S. Gulf and East Coast ports and ports in the Middle East, Far East, and northern Europe, and domestic transportation services along the U.S. Gulf and East Coast. Revenues attributable to the major geographic areas of the world are presented in the following table. Revenues for the TIME CHARTER CONTRACTS and CONTRACTS OF AFFREIGHTMENT are assigned to region based on the location of the customer. Revenues for the LINER SERVICES are presented based on the location of the ports serviced by this segment. Because the Company operates internationally, most of its assets are not restricted to specific locations. Accordingly, an allocation of identifiable assets to specific geographic areas is not applicable.

                                                                            For the year ended December 31,
(All Amounts in Thousands)                                                  2000        1999          1998
                                                                         ----------   ----------   ----------
United States                                                            $  110,025   $  130,764   $  140,750
Asian countries                                                              61,502       54,397       45,809
Liner services operating between:
         U.S. Gulf / East Coast ports and ports in South Asia               120,112      127,799      126,524
         U.S. Gulf / East Coast ports and ports in Northern Europe           59,044       55,464       68,044

Other countries                                                               6,422        4,785        3,021
                                                                         ----------   ----------   ----------
         Total Revenues                                                  $  357,105   $  373,209   $  384,148
                                                                         ==========   ==========   ==========

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

         LINER SERVICES: A liner service operates a vessel or vessels on an established trade route with regularly scheduled sailing dates. The Company receives revenues for the carriage of cargo within the established trading area and pays the operating and voyage expenses incurred. The Company's LINER SERVICES include a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia and a foreign flag transatlantic liner service operating between U.S. Gulf and East Coast ports and ports in northern Europe. In January of 2001, a new liner service will begin carrying loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico. The Company's two Float-On/Float-Off ships will be employed with this service, each having a capacity for 60 standard rail cars. With departures every four days from Coatzacoalcos and Mobile, it will offer with each vessel a three-day transit between these ports and provide a total of 90 trips per year in each direction.

         TIME CHARTER CONTRACTS: These are contracts by which the charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but the Company retains operational control over the vessel. Typically, the Company fully equips the vessel and is responsible for normal operating expenses, repairs, wages and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. The Company's TIME CHARTER CONTRACTS include those under which the MSC charters LASH, RO/RO, and Ice Strengthened Multi-Purpose Vessels for contracts of varying terms. Also included in this segment are contracts with car manufacturers for six PCTCs and with an electric utility for a conveyor-equipped, self-unloading Coal Carrier. Additionally, the Company's Cape-Size Bulk Carrier currently operating in the spot market is included in this segment.

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

                                                                          Time
                                                            Liner        Charter      Contracts of
(All Amounts in Thousands)                                 Services     Contracts     Affreightment      Other        Total
                                                          ----------    ----------    -------------    ----------   ----------
2000
REVENUES FROM EXTERNAL CUSTOMERS                          $  179,174    $  141,197    $      32,547    $    4,187   $  357,105
INTERSEGMENT REVENUES                                             --            --               --        29,027       29,027
GROSS VOYAGE PROFIT BEFORE DEPRECIATION                       12,957        60,504           12,523         2,264       88,248
DEPRECIATION AND AMORTIZATION                                 21,212        26,183            8,156         1,224       56,775
INTEREST EXPENSE                                               5,221        20,459            7,323           761       33,764
GAIN ON SALE OF VESSELS AND OTHER PROPERTY                        --         5,664               --           247        5,911
SEGMENT (LOSS) PROFIT BEFORE INTEREST INCOME,
    ADMINISTRATIVE AND GENERAL EXPENSES, EQUITY IN
    UNCONSOLIDATED ENTITIES AND TAXES                         (7,189)       28,755             (826)          882       21,622
SEGMENT ASSETS                                               101,223       328,068          129,025        10,412      568,728
EXPENDITURES FOR SEGMENT ASSETS                                3,261        34,308            4,646           830       43,045
                                                          ----------    ----------    -------------    ----------   ----------
1999
Revenues from external customers                          $  183,477    $  130,477    $      30,592    $    8,111   $  352,657
Net revenue from contract settlement                              --            --           20,552            --       20,552
Intersegment revenues                                             --            --               --        36,673       36,673
Gross voyage profit before depreciation                       16,983        51,004           32,946         5,013      105,946
Depreciation and amortization                                 20,159        27,847            8,297         1,014       57,317
Interest expense                                               5,991        17,400            8,059           652       32,102
(Loss) gain on sale of vessels and land                         (365)        7,753               --         4,185       11,573
Segment (loss) profit before interest income,
    administrative and general expenses, equity in
    unconsolidated entities and taxes                         (3,857)       23,843           18,295         7,871       46,152
Segment assets                                               120,998       340,060          133,404        12,410      606,872
Expenditures for segment assets                               19,976        45,503              857         1,913       68,249
                                                          ----------    ----------    -------------    ----------   ----------
1998
Revenues from external customers                          $  194,568    $  125,558    $      56,154    $    7,868   $  384,148
Intersegment revenues                                             --            --               --        36,676       36,676
Gross voyage profit before depreciation                       34,215        44,597           19,134         4,301      102,247
Depreciation and amortization                                 18,760        32,427            7,789         1,326       60,302
Interest expense                                               6,246        12,452            8,897         1,143       28,738
Impairment loss                                                   --        (7,000)              --            --       (7,000)
Gain on sale of vessel                                            --         7,762               --            --        7,762
Segment profit before interest income,
     administrative and general expenses and taxes            15,037        15,695            3,648         2,435       36,815
Segment assets                                               118,257       275,882          141,058        21,076      556,273
Expenditures for segment assets                               19,410       104,183            4,415         3,005      131,013
                                                          ----------    ----------    -------------    ----------   ----------

         Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:


(All Amounts in Thousands)                                    For the year ended December 31,
Profit or Loss:                                                2000         1999         1998
                                                            ----------   ----------   ----------
Total profit for reportable segments                        $   21,622   $   46,152   $   36,815
Unallocated amounts:
    Interest income                                              2,118        1,339        1,569
    Administrative and general expenses                         22,871       24,282       26,406
                                                            ----------   ----------   ----------
Income before provision (benefit) for income taxes,
  equity in net loss of unconsolidated entities and
  extraordinary items                                       $      869   $   23,209   $   11,978
                                                            ==========   ==========   ==========

                                            DECEMBER 31,   December 31,   December 31,
Assets:                                         2000           1999           1998
                                            ------------   ------------   ------------
Total assets for reportable segments        $    568,728   $    606,872   $    556,273
Unallocated amounts                              126,448        128,131        133,531
                                            ------------   ------------   ------------
                                            $    695,176   $    735,003   $    689,804
                                            ============   ============   ============


         Unallocated assets include Current Assets of $110,464,000, $112,327,000, and $119,214,000, as of December 31, 2000, 1999, and 1998,
respectively. The Company manages its Current Assets on a corporate rather than segment basis.


NOTE J - UNCONSOLIDATED ENTITIES

CEMENT CARRIER COMPANIES

         During 1998, the Company acquired a 37.5% interest in Belden, a cement carrier management company, and three cement carrier companies, Echelon, Shining Star Malta Ltd. ("Shining"), and Carson for approximately $3.4 Million. During 1999, the Company sold 7.5% of its 37.5% interest in each of the aforementioned companies for approximately $806,000. In late 1999, the Company acquired a 30% interest in another cement carrier company, Goodtime Shipping Inc. ("Goodtime"), for approximately $633,000. During 2000, the Company acquired a 30% interest in another cement carrier company, Yakuma Shipping Inc. ("Yakuma"), for $600,000. Echelon, Shining, Carson, Goodtime, and Yakuma each own and operate one cement carrying vessel under medium- to long-term contracts and are managed by Belden.

         In October of 2000, the Company sold its interest in Carson for approximately $511,000, resulting in a loss of approximately $273,000. Also, in late 2000, Goodtime was liquidated due to a constructive total loss of its cement carrier for which the Company received approximately $1,000,000, representing its portion of the insurance recovery on the lost vessel. The liquidation resulted in a gain of approximately $295,000. The proceeds were received in January of 2001.

         The investments are accounted for under the equity method of accounting and the Company's share of earnings or losses are reported in the Company's consolidated statements of income net of taxes. The Company's portion of their combined losses before taxes at December 31, 2000 and 1999 was $114,000 and $131,000, respectively. The Company's portion of the combined earnings from the date of the investment until December 31, 1998, was not material. No distributions were made during 2000, except for the sale of Carson and liquidation of Goodtime. No distributions were made during 1999 and 1998.

         Subsequent to year-end, the Company acquired a 30% interest in two additional cement carrier companies, Tilbury Shipping Inc. ("Tilbury") and Emblem Shipping Inc. ("Emblem"), for $1,400,000 and $700,000, respectively. Tilbury and Emblem each own and operate one cement carrying vessel under medium- to long-term contracts.

CAPE-SIZE BULK CARRIERS

         During 2000, Cape Shipholding, Inc., a wholly-owned subsidiary of the Company, acquired a 12.5% interest in Bulk Venture, Ltd. for approximately $1,280,000, which owns two newly built cape-size bulk carrier vessels. The investment is accounted for under the cost method of accounting which permits recognition of income only upon distribution of dividends or sale of investment. No distributions were made during 2000.

SHIP MANAGEMENT COMPANIES

         During 1999, LMS acquired a 40% interest in LMS Manila for $21,000 and a 48% interest in LMS Manning for $6,000. These two companies provide ship management services for the Company. The investments are accounted for under the equity method of accounting and the Company's share of earnings or losses are reported in the Company's consolidated statements of income net of taxes. The Company's portion of the combined earnings from the date of these investment until December 31, 2000, was not material.


NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

                                                          Year Ended December 31,
   (All Amounts in Thousands)                             2000      1999      1998
                                                        --------  --------  --------
   Cash Payments:
          Interest Paid                                 $ 35,528  $ 30,344  $ 27,380
          Taxes Paid                                    $  2,998  $  3,075  $  4,319

         During 1998, the Company sold one of its foreign flag PCCs for $18,200,000 of which $15,200,000 was received in cash and $3,000,000 in the form of a five-year promissory note. During 1999, the Company sold an additional foreign flag PCC for $18,200,000 of which $15,200,000 was received in cash and $3,000,000 in the form of a five-year promissory note. Both of these notes are being repaid in ten semi-annual installments of $300,000 each, in addition to interest at LIBOR plus 1%.

         During 2000, the Company entered into a sale-leaseback for one of its Ice Strengthened Multi-Purpose vessels for $4,700,000 of which approximately $1,000,000 was received in cash and approximately $3,700,000 in the form of a five-year promissory note. The note is being repaid in 60 (sixty) monthly installments of $61,666, in addition to interest at 10%.

         For purposes of the accompanying consolidated statements of cash flows, the Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

         The estimated fair values of the Company's financial instruments and derivatives are as follows (asset/(liability)):

                                            DECEMBER 31,                 December 31,
                                                2000                        1999
                                      ------------------------    ------------------------
                                       CARRYING       FAIR         Carrying       Fair
   (All Amounts in Thousands)           AMOUNT        VALUE         Amount        Value
                                      ----------    ----------    ----------    ----------
Interest Rate Swap Agreements                 --    $      685            --    $    3,711
Foreign Currency Contracts                    --    $      (36)           --    $      (22)
Commodity Swap Contracts                      --    $     (317)           --            --
Long-Term Debt                        $ (330,218)   $ (337,702)   $ (414,726)   $ (408,803)

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

INTEREST RATE SWAP AGREEMENTS

         The Company has only limited involvement with derivative financial instruments. They are used to manage well-defined interest rate risks and are not used for trading purposes. In December of 1998, the Company entered into an interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. The fixed rate payor is the Company, and the floating rate payor is Citibank, N.A. The fixed rate was 5.275% at December 31, 2000 and 1999, and the floating rates were 6.42% and 6.11% at December 31, 2000 and 1999, respectively. The contract amount totaled $40,420,000 and $43,710,000 at December 31, 2000 and 1999, respectively, and will expire in December of 2008. The Company received payments under this agreement totaling $542,000 during 2000 and made payments totaling $30,000 during 1999. The Company is expected to receive a payment of $235,000 in June of 2001.

         During September of 1999, the Company entered into another interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. The fixed rate payor is the Company, and the floating rate payor is Midland Bank. The fixed rate was 7.7% at December 31, 2000 and 1999, and the floating rates were 7.75% and 6.94% at December 31, 2000 and 1999, respectively. The contract amount totaled $29,880,000 and $33,200,000 at December 31, 2000 and 1999, respectively, and will expire in September of 2004. The Company made payments under this agreement totaling $173,000 during 2000. The Company is expected to receive a payment of $8,000 in March of 2001.

         The Company considers these futures contracts to be hedging activities. Under SFAS No. 133 (see Note A), in order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future transactions, and (ii) the contract must reduce the Company's exposure in the risk of changes in interest rates. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Net receipts or payments under these agreements are recognized as an adjustment to interest expense, while changes in the fair market value of these hedges are not recognized in income. The Company will recognize the fair market value of the hedges in income at the time of maturity, sale or termination, though the Company does not anticipate the sale or termination of these hedges. The fair value of interest rate swaps is the estimated amount that the bank would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates.

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

         During December of 2000, the Company entered into a forward purchase contract. The contract is for Singapore Dollars and is for $1,500,000 U.S. Dollar equivalents. There were no forward purchase contracts as of December 31, 1999. Gains or losses on forward exchange contracts which hedge exposures on firm foreign currency commitments are deferred and recognized as adjustments to the bases of those assets. As of December 31, 2000 and 1999, the Company was also a party to forward sales contracts in various currencies totaling $1,069,000 and $2,746,000 U.S. Dollar equivalents, respectively. Gains and losses on these contracts are recognized in net income of the period in which the exchange rate changes.

COMMODITY SWAP CONTRACTS

         During January of 2000, the Company entered into two commodity swap agreements with commercial banks for a portion of its estimated 2000 fuel purchases to manage the risk associated with changes in fuel prices. The first contract was effective for one year beginning January 4, 2000, and was for 45,000 tons of fuel. The contract required that a payment be made for the difference between the contract rate of $110 per ton and the market rate for the fuel on each settlement date. The second contract was effective for one year beginning January 6, 2000, and was for 40,000 tons of fuel. It required that a payment be made for the difference between the contract rate of $116.77 per ton and the market rate for the fuel on each settlement date. The combination of the two hedges was approximately 44% of the Company's fuel purchases during 2000. Both of these hedges expired December 31, 2000, and the Company received payments under these agreements totaling $2,443,000 in 2000 for both hedges.

         During December of 2000, the Company entered into three commodity swap agreements with commercial banks for a portion of its estimated 2001 fuel purchases to manage the risk associated with changes in fuel prices. The contracts are effective for one year beginning in January of 2001 and expire December 31, 2001, and are for 18,000, 22,500, and 12,000 tons of fuel. The contracts require that a payment be made for the difference between the contract rate of $127, $123 and $117 per ton, respectively, and the market rate for the fuel on each settlement date. The combination of these three hedges represents approximately 23% of the Company's expected 2001 fuel purchases.

         The Company considers these futures contracts to be hedging activities. Under SFAS No. 133 (see Note A), in order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future transactions, and (ii) the contract must reduce the Company's exposure in the risk of changes in prices. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid for each monthly settlement are included in revenue, while changes in the fair market value of these hedges are not recognized in income. The Company will recognize the fair market value of the hedges in income at the time of maturity, sale or termination, though the Company does not anticipate the sale or termination of these hedges.

LONG-TERM DEBT

         The fair value of the Company's debt is estimated based on quoted market prices for the publicly listed Senior Notes and the current rates offered to the Company on other outstanding obligations.

AMOUNTS DUE FROM RELATED PARTIES

         The carrying amount of these notes receivable approximated fair market value as of December 31, 2000 and 1999. Fair market value takes into consideration the current rates at which similar notes would be made.

RESTRICTED INVESTMENTS

         The carrying amount of these investments, which were included in Cash and Cash Equivalents, approximated fair market value as of December 31, 2000 and 1999, based upon current rates offered on similar instruments.


NOTE M - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities for the periods indicated.

                                           DECEMBER 31,   December 31,
(All Amounts in Thousands)                    2000            1999
                                           ------------   ------------
Accrued Voyage Expenses                    $     29,718   $     26,875
Trade Accounts Payable                            6,539          4,906
Accrued Interest                                  6,153          9,026
Self-Insurance Liability                          9,046          7,943
Accrued Salaries and Benefits                       820          1,638
                                           ------------   ------------
                                           $     52,276   $     50,388
                                           ============   ============

NOTE N - QUARTERLY FINANCIAL INFORMATION - (UNAUDITED)

                                                                                       Quarter Ended
                                                                    --------------------------------------------------
                                                                     March 31     June 30      Sept. 30      Dec. 31
                                                                    ----------   ----------   ----------    ----------
                                                                       (All amounts in thousands except per share data)
2000   REVENUE                                                      $   89,024   $   88,937   $   86,322    $   92,822
       EXPENSE                                                          79,849       75,638       73,023        79,120
       GROSS VOYAGE PROFIT                                               9,175       13,299       13,299        13,702
       (LOSS) INCOME BEFORE EXTRAORDINARY ITEM                          (3,299)       2,942          176           329
       EXTRAORDINARY ITEM                                                   --           --          242           446
       NET (LOSS) INCOME                                                (3,299)       2,942          418           775
       BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
                 (LOSS) INCOME BEFORE EXTRAORDINARY ITEM                 (0.54)        0.48         0.03          0.06
                 EXTRAORDINARY ITEM                                         --           --         0.04          0.07
                 NET (LOSS) INCOME                                       (0.54)        0.48         0.07          0.13
                                                                    ----------   ----------   ----------    ----------
1999   Revenue                                                      $   88,429   $   85,835   $  101,735    $   97,210
       Expense                                                          75,851       69,590       76,706        84,381
       Gross Voyage Profit                                              12,578       16,245       25,029        12,829
       Net Income (Loss)                                                 1,023        6,823        7,237          (460)
       Basic and Diluted Earnings (Loss) per Common Share:
                 Net Income (Loss)                                        0.16         1.04         1.11         (0.07)
                                                                    ----------   ----------   ----------    ----------
1998   Revenue                                                      $   93,498   $   94,988   $   98,605    $   97,057
       Expense                                                          79,435       78,433       81,835        86,654
       Gross Voyage Profit                                              14,063       16,555       16,770        10,403
       Income Before Extraordinary Item                                    768        1,777        1,976         2,784
       Extraordinary Item                                               (1,029)          --           --            --
       Net (Loss) Income                                                  (261)       1,777        1,976         2,784
       Basic and Diluted Earnings (Loss) per Common Share:
                 Income Before Extraordinary Item                         0.11         0.27         0.29          0.42
                 Extraordinary Item                                      (0.15)          --           --            --
                 Net (Loss) Income                                       (0.04)        0.27         0.29          0.42
                                                                    ----------   ----------   ----------    ----------

               INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES


Report of Independent Public Accountants on Supplemental Schedule..................S-2

Schedule I - Condensed Financial Information of the Registrant.....................S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

         We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 included in International Shipholding Corporation's annual report to stockholders included in this Form 10-K, and have issued our report thereon dated January 15, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    /s/ Arthur Andersen LLP

New Orleans, Louisiana,
January 15, 2001

             INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

(All Amounts in Thousands)

                                                                             Year Ended December 31,
                                                                       2000          1999          1998
                                                                    ----------    ----------    ----------
Management Fee Revenue from Subsidiaries                            $   10,292    $   11,657    $   11,555

Administrative and General Expenses                                     10,450        11,392        11,626
                                                                    ----------    ----------    ----------

              Gross Profit                                                (158)          265           (71)
                                                                    ----------    ----------    ----------

Interest:
         Interest Expense                                               17,385        20,448        20,884
         Investment Income                                                (750)       (3,910)       (3,919)
                                                                    ----------    ----------    ----------
                                                                        16,635        16,538        16,965
                                                                    ----------    ----------    ----------

Equity in Net Income of Consolidated Subsidiaries
         (Net of Applicable Taxes)                                      11,330        25,201        17,352
                                                                    ----------    ----------    ----------

(Loss) Income Before (Benefit) Provision for Income
  Taxes and Extraordinary Item                                          (5,463)        8,928           316
                                                                    ----------    ----------    ----------

(Benefit) Provision for Income Taxes:
         Current                                                            --           155          (205)
         Deferred                                                       (5,759)       (5,850)       (5,759)
         State                                                              --            --             2
                                                                    ----------    ----------    ----------
                                                                        (5,759)       (5,695)       (5,962)
                                                                    ----------    ----------    ----------

Income Before Extraordinary Item                                    $      296    $   14,623    $    6,278
                                                                    ----------    ----------    ----------

Extraordinary Gain (Loss) on Early Extinguishment of Debt
   (Net of Income Tax Provision of $299 and Benefit of $1,
    Respectively)                                                          555            --            (2)
                                                                    ----------    ----------    ----------

Net Income                                                          $      851    $   14,623    $    6,276
                                                                    ==========    ==========    ==========

The "Notes to Consolidated Financial Statements of International Shipholding
  Corporation and Subsidiaries" are an integral part of these statements.


See accompanying "Notes to Condensed Financial Information of Registrant."

             INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                           (All Amounts in Thousands)

 ASSETS                                                             DECEMBER 31,    December 31,
                                                                        2000            1999
                                                                    ------------    ------------
Current Assets:
         Cash and Cash Equivalents                                  $      3,273    $      3,013
         Accounts Receivable                                                 120             118
         Federal Income Taxes Receivable                                     812             603
         Other Current Assets                                                540             625
                                                                    ------------    ------------

Total Current Assets                                                       4,745           4,359
                                                                    ------------    ------------

Deferred Federal Income Taxes                                             28,085          20,624
                                                                    ------------    ------------

Investment in Consolidated Subsidiaries                                  353,735         354,622
                                                                    ------------    ------------

Advances to Subsidiaries                                                      --          27,267
                                                                    ------------    ------------

Furniture and Equipment                                                    4,861           5,012
Less -  Accumulated Depreciation                                          (3,022)         (2,108)
                                                                    ------------    ------------
                                                                           1,839           2,904
                                                                    ------------    ------------
Deferred Financing Charges, Net of Accumulated Amortization
         of $1,918 and $3,054 in 2000 and 1999, Respectively               1,996           3,518
                                                                    ------------    ------------

                                                                    $    390,400    $    413,294
                                                                    ============    ============


LIABILITIES AND STOCKHOLDERS' INVESTMENT                  DECEMBER 31,    December 31,
                                                              2000            1999
                                                          ------------    ------------
Current Liabilities:
         Accrued Interest Payable                         $      3,031    $      5,987
         Accounts Payable and Accrued Liabilities                  266             686
         Note Payable to Subsidiary                             10,628              --
                                                          ------------    ------------
Total Current Liabilities                                       13,925           6,673
                                                          ------------    ------------

Due to Subsidiaries                                             48,147              --
                                                          ------------    ------------

Long-Term Debt                                                 144,616         221,919
                                                          ------------    ------------

Retirement Benefits and Other                                    2,180           2,234
                                                          ------------    ------------

Commitments and Contingent Liabilities

Stockholders' Investment:
         Common Stock                                            6,756           6,756
         Additional Paid-In Capital                             54,450          54,450
         Retained Earnings                                     129,755         130,424
         Less - Treasury Stock                                  (8,704)         (8,654)
         Accumulated Other Comprehensive Loss                     (725)           (508)
                                                          ------------    ------------
                                                               181,532         182,468
                                                          ------------    ------------

                                                          $    390,400    $    413,294
                                                          ============    ============

The "Notes to Consolidated Financial Statements of International Shipholding Corporation and Subsidiaries" are an integral part of these statements.

See Accompanying "Notes to Condensed Financial Information of Registrant."

             INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                           (All Amounts in Thousands)


                                                                   Year Ended December 31,
                                                               2000          1999          1998
                                                            ----------    ----------    ----------
Cash Flows from Operating Activities:
    Net Income                                              $      851    $   14,623    $    6,276
    Adjustments to Reconcile Net Income to Net Cash
      Used by Operating Activities:
         Depreciation                                            1,117         1,130           962
         Amortization of Deferred Charges                          592           736           689
         Benefit for Deferred Income Taxes                      (5,759)       (5,695)       (5,963)
         Net Income of Consolidated Subsidiaries               (11,330)      (25,201)      (17,352)
         Extraordinary (Gain) Loss                                (555)           --             2
      Changes in:
         Accounts Receivable                                        (2)          110           (90)
         Other Current Assets                                       85          (177)          (21)
         Accounts Payable and Accrued Liabilities               (3,376)            7         2,074
         Federal Income Taxes Payable                           (2,149)       (1,289)       (3,450)
         Other Provisions                                          (54)          (13)          959
                                                            ----------    ----------    ----------
Net Cash Used by Operating Activities                          (20,580)      (15,769)      (15,914)
                                                            ----------    ----------    ----------

Cash Flows from Investing Activities:
    Purchase of Furniture and Equipment                           (293)         (581)         (409)
    Additions to Deferred Charges                                   --            34            --
    Proceeds from Short-Term Investments                            --            --         2,088
                                                            ----------    ----------    ----------
Net Cash (Used) Provided by Investing Activities                  (293)         (547)        1,679
                                                            ----------    ----------    ----------

Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt                              56,000        49,000       169,435
    Reduction of Debt                                         (133,179)      (58,471)      (31,936)
    Change in Due to/from Subsidiaries                          98,222        33,516      (114,593)
    Additions to Deferred Financing Charges                         --           (52)       (2,965)
    Repurchase of Treasury Stock                                   (50)       (7,232)         (289)
    Common Stock Dividends Paid                                 (1,520)       (1,582)       (1,671)
    Other Financing Activities                                   1,660            --            --
                                                            ----------    ----------    ----------
Net Cash Provided by Financing Activities                       21,133        15,179        17,981
                                                            ----------    ----------    ----------

Net Increase (Decrease) in Cash and Cash Equivalents               260        (1,137)        3,746
Cash and Cash Equivalents at Beginning of Year                   3,013         4,150           404
                                                            ----------    ----------    ----------

Cash and Cash Equivalents at End of Year                    $    3,273    $    3,013    $    4,150
                                                            ==========    ==========    ==========

The"Notes to Consolidated Financial Statements of International Shipholding Corporation and Subsidiaries" are an integral part of these statements.


See accompanying "Notes to Condensed Financial Information of Registrant"

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                DECEMBER 31, 2000


Note 1. Basis of Preparation

         Pursuant to the rule and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K, Part II, Item 8, page 19.


Note 2. Cash Dividends of Subsidiaries

         There were no cash dividends received from subsidiaries for the years ended December 31, 2000, 1999, and 1998. The Company did receive dividends in the form of forgiveness of amounts due to subsidiaries totaling $12,000,000, $10,000,000, and $37,000,000 in 2000, 1999, and 1998, respectively.


Note 3. Long-Term Debt

         Long-term debt consists of the following:

                                                                                (All Amounts in Thousands)
                                            Interest                        DECEMBER 31,          December 31,
                                              Rate            Due               2000                  1999
                                           ----------      ----------       ------------          ------------
         Unsecured Senior Notes             7.75-9.00%      2003-2007       $    124,568          $    199,919
         Lines of Credit                    7.63-9.50%           2002             18,000                22,000
                                                                            ------------          ------------
                                                                            $    142,568          $    221,919
                                                                            ============          ============

         In addition to these Unsecured Senior Notes, International Shipholding Corporation (Parent Company) guarantees certain long-term debt of its subsidiaries, which amounted to $192,910,000 at December 31, 2000.


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


Note 5. Amounts Due to Subsidiaries

         Amounts due to subsidiaries have no scheduled repayment terms, but it is the intention of the Company and its subsidiaries, which are wholly owned and controlled by the Company, that these amounts will not be repaid within the next year.