Form 10-Q
period 2001-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2001-05-15
CIK 278041

		INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
		   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, D.C.  20549
					FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		For the quarterly period ended March 31, 2001
							----------------

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		For the transition period from _________to _________

Commission file number 			2-63322
			     -------------------------------------------

      		  INTERNATIONAL SHIPHOLDING CORPORATION
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

	  Delaware		 		       36-2989662
 ------------------------		    --------------------------------
(State or other jurisdiction of	    (I.R.S. Employer Identification
 incorporation or organization)          Number)


650 Poydras Street		New Orleans, Louisiana	       70130
------------------------------------------------------------------------
	(Address of principal executive offices)		   (Zip Code)

      			       (504) 529-5461
------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing for the past 90 days.	YES	X	  NO
							    --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Common Stock    $1 Par Value	  6,082,887 shares   (March 31,2001)
						-----------


                      PART I - FINANCIAL INFORMATION
                       ITEM 1 - FINANCIAL STATEMENTS

                 INTERNATIONAL SHIPHOLDING CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (All Amounts in Thousands Except Share Data)
                             (Unaudited)
								Three Months Ended March 31,
									2001 		2000
								    --------    --------
Revenues						    	    $77,118     $85,349
Subsidy Revenue				          	      3,281       3,675
								    --------    --------
							    	     80,399      89,024
								    --------    --------
Operating Expenses:
   Voyage Expenses		 		           63,453      69,907
   Vessel and Barge Depreciation		            9,307       9,942
   Impairment Loss		                        2,355         -
								    --------    --------
Gross Voyage Profit		 		            5,284       9,175
								    --------    --------
Administrative and General Expenses		  	      5,996 	5,706
Loss on Sale of Vessel		                       (1,270)	  -
Gain on Sale of Other Assets			            1,204         -
								    --------    --------
Operating (Loss) Income		      		       (778)      3,469
								    --------    --------
Interest:
   Interest Expense				 	      7,834 	8,524
   Investment Income		 		     	    	 (328)       (259)
								    --------    --------
				 			    	      7,506       8,265
								    --------    --------
Loss Before Provision for Income
 Taxes and Equity in Net Income(Loss)
 of Unconsolidated Entities 				     (8,284)     (4,796)
								    --------    --------

Benefit for Income Taxes:
   Current		 				      	   95 	  649
   Deferred		 				     	     (2,936)     (2,275)
   State 		                                       56          84
 								    --------    --------
		 					           (2,785)     (1,542)
								    --------    --------
Equity in Net Income (Loss) of
 Unconsolidated Entities (Net of
 Applicable Taxes)				   	        146         (45)
								    --------    --------
Net Loss		 				          $(5,353)    $(3,299)
 							          ========    ========
Basic and Diluted Earnings Per Share:
   Net Loss					 	          $ (0.88)    $ (0.54)
							          ========    ========

Weighted Average Shares of
 Common Stock Outstanding			         6,082,887   6,083,155

     The accompanying notes are an integral part of these statements.

			INTERNATIONAL SHIPHOLDING CORPORATION
			CONSOLIDATED CONDENSED BALANCE SHEETS
				(All Amounts in Thousands)
					(Unaudited)
				 			      March 31,   December 31,
ASSETS						        2001          2000
							    ------------  ------------
Current Assets:
  Cash and Cash Equivalents				$  18,284	 $  16,906
  Marketable Securities		 			    5,750	     6,018
  Accounts Receivable, Net of Allowance
   for Doubtful Accounts of $229 and $282
   in 2001 and 2000, Respectively:
	Traffic 					 	   37,805       49,278
      Agents'		                            5,909        5,226
      Claims and Other		                      9,346        9,513
  Federal Income Taxes Receivable	                  423 	       812
  Deferred Income Taxes		                         42    	  42
  Net Investment in Direct Financing Leases	    3,712        3,621
  Other Current Assets	             		    4,604        8,032
  Material and Supplies Inventory, at Lower
   of Cost or Market				         10,179       11,016
							    ------------  ------------
Total Current Assets		 		    	   96,054      110,464
							    ------------  ------------
Marketable Equity Securities		                  200          186
							    ------------  ------------
Investment in Unconsolidated Entities	          5,843 	     3,538
							    ------------  ------------
Net Investment in Direct Financing Leases	        107,203      108,106
							    ------------  ------------
Vessels, Property, and Other Equipment, at Cost:
  Vessels and Barges		 			  731,290 	   744,999
  Other Marine Equipment		 		    8,307        8,291
  Terminal Facilities		 			   17,730 	    18,377
  Land		 					    1,230 	     1,230
  Furniture and Equipment		 	         14,767 	    15,974
							    ------------  ------------
		 						  773,324      788,871
Less -  Accumulated Depreciation		       (369,435)	  (374,006)
							    ------------  ------------
							        403,889	   414,865
							    ------------  ------------
Other Assets:
  Deferred Charges, Net of Accumulated
   Amortization of $34,557 and $30,867
   in 2001 and 2000, Respectively	 		   29,649       32,296
  Acquired Contract Costs, Net of Accumulated
   Amortization of $17,429 and $17,065 in
   2001 and 2000, Respectively			   13,097       13,461
  Due from Related Parties		                  781	       633
  Other		                                 13,433	    11,627
							    ------------  ------------
 		 					         56,960 	    58,017
							    ------------  ------------
						 	      $ 670,149 	 $ 695,176
							    ============	============

	The accompanying notes are an integral part of these statements.

			INTERNATIONAL SHIPHOLDING CORPORATION
			CONSOLIDATED CONDENSED BALANCE SHEETS
		  (All Amounts in Thousands Except Share Data)
					(Unaudited)
							      March 31,  December 31,
 							     	  2001         2000
							   ------------  ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Maturities of Long-Term Debt	     $  31,604 	$  22,181
  Current Maturities of Capital Lease
   Obligations 						   6,516        7,824
  Accounts Payable and Accrued Liabilities	  57,263 	   52,276
  Current Liabilities to be Refinanced	    	 (10,000)          -
							   ------------  ------------
Total Current Liabilities		              85,383       82,281
							   ------------  ------------
Current Liabilities to be Refinanced	   	  10,000           -
							   ------------  ------------
Billings in Excess of Income Earned and
 Expenses Incurred		                       921        5,462
							   ------------  ------------
Long-Term Capital Lease Obligations, Less
 Current Maturities				   	  48,978       51,827
							   ------------  ------------
Long-Term Debt, Less Current Maturities	       288,763   	  308,037
							   ------------  ------------
Other Long-Term Liabilities:
  Deferred Income Taxes		 			  40,259       43,300
  Claims and Other		 		   	  20,746       22,737
							   ------------  ------------
		 					   	  61,005   	   66,037
							   ------------  ------------
Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock		 				   6,756	    6,756
   Additional Paid-In Capital		              54,450	   54,450
   Retained Earnings		                   124,022      129,755
   Less - Treasury Stock		              (8,704)      (8,704)
   Accumulated Other Comprehensive Loss	        (1,425)        (725)
							   ------------  ------------
							   	 175,099   	  181,532
 							   ------------  ------------
							    $  670,149   $  695,176
							   ============  ============

	The accompanying notes are an integral part of these statements.

			INTERNATIONAL SHIPHOLDING CORPORATION
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
				(All Amounts in Thousands)
					  (Unaudited)
	      	   	          	 			      Accumulated
          		           Additional		 	        Other
			    Common  Paid-In  Retained  Treasury  Comprehensive
 			    Stock   Capital  Earnings    Stock	Income(Loss) Total
			-------------------------------------------------------------
Balance at
 December 31, 1999  $ 6,756  $ 54,450  $130,440  ($8,654)      ($508)  $182,484

Comprehensive Income:
 Net Income for Year
  Ended December 31,
  2000	             -   	     -        836        -     	 -   	    836

Other Comprehensive Income:
 Unrealized Holding Loss
  on Marketable Securities,
  Net of Deferred Taxes
  of ($117)			 -         -          -        -        (217)	  (217)
											     --------

Total Comprehensive Income							         619

Treasury Stock		 -         -   	    -      (50)		 -       (50)

Cash Dividends	 	 -   	     -      (1,521)      -    	 -    (1,521)
			-------------------------------------------------------------
Balance at
 December 31, 2000  $ 6,756    $54,450   $129,755 ($8,704)     ($725)  $181,532
			=============================================================
Comprehensive Income:
 Net Loss for the Period
 Ended March 31, 2001	 -         -      (5,353)      -    	 -    (5,353)

Other Comprehensive Income:
 Unrealized Holding Loss on
  Marketable Securities,
  Net of Deferred Taxes
  of ($60)			 -         -          -        -        (112)     (112)

 Cumulative Effect of Adoption
  of SFAS No.133, Net of
  Deferred Taxes of ($135),
  on January 1, 2001	 -   	     -     	    -        -        (250)	  (250)

 Unrealized Holding Loss
  on Derivatives, Net
  of Deferred Taxes of
 ($182)	 		 -         -          -        -        (338)	  (338)
												 ------
Total Comprehensive Income							      (6,053)

Cash Dividends	       -         -        (380)      -   	      -       (380)
			-------------------------------------------------------------
Balance at
 March 31, 2001      $6,756    $54,450   $124,022   ($8,704) ($1,425)  $175,099
			=============================================================

	The accompanying notes are an integral part of these statements.

			INTERNATIONAL SHIPHOLDING CORPORATION
			CONSOLIDATED STATEMENTS OF CASH FLOWS
				(All Amounts in Thousands)
					(Unaudited)

 								      Three Months
								     Ended March 31,
								     2001       2000
								  ---------  ---------
Cash Flows from Operating Activities:
 Net Loss				 			  $ (5,353)	 $ (3,299)
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciation	                                   9,872     10,704
    Amortization of Deferred Charges
     and Other Assets	                             4,198      4,905
   (Benefit) Provision for Deferred Income Taxes    (2,936)    (2,275)
    Equity in Net(Gain)Loss of Unconsolidated
     Entities	  						(133)        45
   (Gain) Loss on Sale of Vessels and Other Property	 (35)	        5
    Impairment Loss	 				     2,355          -
 Changes in:
    Accounts Receivable	 				    12,157      5,145
    Inventories and Other Current Assets  	     3,594 	     (377)
    Other Assets                                    (1,219)	    2,518
    Accounts Payable and Accrued Liabilities	     1,794      4,512
    Federal Income Taxes Payable	                   589        452
    Billings in Excess of Income Earned and
     Expenses Incurred	                            (4,541)	   (1,622)
    Other Long-Term Liabilities	                (2,987)	    1,505
								  ---------  ---------
Net Cash Provided by Operating Activities	          17,355     22,218
								  ---------  ---------
Cash Flows from Investing Activities:
    Net Investment in Direct Financing Leases		 812 	    1,088
    Purchase of Vessels and Other Property	      (118)      (897)
    Additions to Deferred Charges	                (3,550)      (710)
    Proceeds from Sale of Vessels and Other Property 3,473 	      104
    Proceeds from and Purchase of Short-Term
     Investments							  78 	      781
    Investment in Unconsolidated Entities	          (2,100)	        -
    Other Investing Activities	                  (119)	       19
								  ---------  ---------
Net Cash(Used)Provided by Investing Activities	    (1,524)       385
								  ---------  ---------
Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt and Capital
     Lease Obligations	    				     9,800      5,000
    Reduction of Debt and Capital Lease Obligations(23,808)	  (21,870)
    Additions to Deferred Financing Charges	       (65)	        -
    Purchase of Treasury Stock	                     -        (50)
    Common Stock Dividends Paid	                  (380)	     (381)
    Other Financing Activities	                     - 	        -
								  ---------  ---------
Net Cash Used by Financing Activities	         (14,453)	  (17,301)
								  ---------  ---------
Net Increase in Cash and Cash Equivalents	           1,378      5,302
Cash and Cash Equivalents at Beginning of Year	    16,906 	   18,661
								  ---------  ---------
Cash and Cash Equivalents at End of Year	         $18,284    $23,963
	 							  =========  =========

	The accompanying notes are an integral part of these statements.

		NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
					MARCH 31, 2001
					  (Unaudited)

Note 1.  Basis of Preparation
	The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K of International Shipholding Corporation for the year ended December 31, 2000. Certain reclassifications have been made to prior period financial information in order to conform to current year presentations.
	Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 2001. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.
	The foregoing 2001 interim results are not necessarily indicative of the results of operations for the full year 2001.
	The Company's policy is to consolidate all subsidiaries in which it holds greater than 50% voting interest. All significant intercompany accounts and transactions have been eliminated.
	The Company uses the cost method to account for investments in entities in which it holds less than 20% voting interest and in which the Company cannot exercise significant influence over operating and financial activities. The Company uses the equity method to account for investments in entities in which it holds a 20% to 50% voting interest.

Note 2.  Operating Segments
	The Company's three operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, and CONTRACTS OF AFFREIGHTMENT, are identified primarily based on the characteristics of the contracts and terms under which its fleet of vessels and barges are operated. During the first quarter, 2001, a reclassification of the Southeast Asia Transportation contract was made from the CONTRACTS OF AFFREIGHTMENT segment to the TIME CHARTER CONTRACTS segment. The reclassified service was amended to reflect a fixed monthly revenue basis as opposed to freights earned based upon amounts of cargo carried. The Company also reports an OTHER category that includes results of several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting and other specialized services primarily to the Company's operating segments described below. Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
	The Company does not allocate interest income, administrative and general expenses, equity in unconsolidated entities, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provide specialized services to the operating segments. The following table presents information about segment profit and loss for the three months ended March 31, 2001 and 2000.

						    Time
					Liner    Charter  Contracts of
(All Amounts in Thousands)  Services  Contracts Affreightment  Other Total
---------------------------------------------------------------------------
2001
Revenues from external
 Customers                 $ 41,074  $ 34,369   $ 3,766     $ 1,190 $80,399
Intersegment revenues             -         -         -       7,178   7,178
Gross voyage profit
 before depreciation            952    14,707     1,950        (663) 16,946
Depreciation                  4,102     4,384       746          75   9,307
Interest expense              1,182     4,965     1,610          77   7,834
Impairment (Loss)                 -    (2,355)        -           -  (2,355)
(Loss)Gain on Sale of Vessel
 and Other Assets                 -      (345)        -         279     (66)
Segment (loss) profit before
 interest income, Administrative
 and general expenses, equity
 in Unconsolidated entities
 and taxes                   (4,332)    2,658      (406)       (536) (2,616)
----------------------------------------------------------------------------
2000
Revenues from external
 Customers                 $ 44,918  $ 34,313  $ 7,669      $ 2,124 $89,024
Intersegment revenues             -         -        -        8,994   8,994
Gross voyage profit
 before depreciation            858    14,787    3,032          440  19,117
Depreciation                  4,503     4,402      969           68   9,942
Interest expense              1,418     5,164    1,784          158   8,524
Segment(loss)profit before
 interest income, Administrative
 and general expenses, equity
 in Unconsolidated entities
 and taxes                   (5,063)    5,221      279          214     651
----------------------------------------------------------------------------
----------------------------------------------------------------------------

	Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)                  Three Months Ended March 31,
								   2001      2000
								---------  ---------
Total (loss) profit for reportable segments     $ (2,616)  $    651
Unallocated amounts:
   Interest income                                   328        259
   Administrative and general expenses             5,996      5,706
								---------  ---------
Loss before income taxes and equity in
 Unconsolidated entities                        $ (8,284)  $ (4,796)
								=========  =========

Note 3.  Earnings Per Share
	Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were excluded from the computation of diluted earnings per share in the first three months of 2001 and 2000, as the effect would have been antidilutive.

Note 4.  New Accounting Pronouncements
	During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement
No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholders' Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts, and commodity swap contracts.

                                ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS


Forward-Looking Statements
--------------------------
	Certain statements made in this report or elsewhere by, or on behalf of, the Company that are not based on historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about future events and are therefore subject to risks and uncertainties. The Company cautions readers that certain important factors have affected and may affect in the future the Company's actual consolidated results of operations and may cause future results to differ materially from those expressed in or implied by any forward-looking statements made in this report or elsewhere by, or on behalf of, the Company. A description of certain of these important factors is contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

				RESULTS OF OPERATIONS

			THREE MONTHS ENDED MARCH 31, 2001
		COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000


Gross Voyage Profit
-------------------
	Gross voyage profit decreased 42.4% from $9.2 Million in the first quarter of 2000 to $5.3 Million in the first quarter of 2001. The decrease resulted primarily from deterioration in the TIME CHARTER CONTRACTS segment which was affected by the before tax impairment loss of approximately $2.3 Million recognized as a result of the disposition of the Company's U.S. Flag LASH vessel, the GREEN HARBOUR, sold for scrap early in the second quarter. Since the second quarter sale resulted in a loss, for accounting and reporting purposes, first quarter results were adjusted to reflect an impairment loss, measured as the amount by which the carrying value of the vessel exceeded its fair value established by the sales price. This vessel recently completed its contract with the U.S. Military Sealift Command
("MSC") and had reached the end of its economic life. Excluding the impairment loss, the TIME CHARTER CONTRACTS segment gross voyage profit before depreciation was approximately unchanged from the first quarter
2000. Lower gross profit resulting from the completion of the contracts on two of the Company's LASH vessels previously on charter to the MSC was approximately offset by the reclassification of the Southeast Asia Transportation contract that was previously included within the CONTRACTS
OF AFFREIGHTMENT segment. During fourth quarter, 2000, the contract applicable to the reclassified service was amended to reflect a fixed monthly revenue basis as opposed to freights earned based upon amounts of cargo carried. This contract is through 2002 thereafter with automatic yearly extensions at either party's option to cancel.
	Gross voyage profit before depreciation for the LINER SERVICES segment increased from $858,000 in the first quarter of 2000 to $952,000 in the first quarter of 2001. Results of the Company's Trans-Atlantic Liner
Service accounted for all of the increase plus an additional amount as a result of both vessels in the service operating for the entire first quarter as opposed to the same quarter in 2000, during which one of the vessels was in the shipyard for 75 days for planned maintenance. Another of the Company's LASH vessels was substituted during the 75 days but at higher operating cost levels. The higher Trans-Atlantic gross profit was partially offset by 105 out of service days in the current first quarter associated with unplanned maintenance required on two LASH vessels operating in the Waterman service between the U.S. Gulf and South Asia. Both of these vessels have now returned to service, and operations are expected to return to normal after scheduling realignments are worked out during the second quarter. The aforementioned increase in the Trans-Atlantic Liner operation was further offset by losses incurred in the rail-car ferry service between Mobile, Alabama and Coatzacoalcos, Mexico ("Mexican Service"). The Company's two special purpose vessels, BALI SEA and BANDA SEA, were used to initiate the Mexican Service in February. This operation experienced lower than normally expected cargo bookings in the early weeks of operation which is not unusual with the start-up of a new service. Cargo bookings continue to grow, however, and positive results for the service are expected to be achieved in the near term.
The CONTRACTS OF AFFREIGHTMENT segment's gross profit before depreciation decreased 35.7% from $3.0 Million in the first quarter of 2000 to $2.0 Million in the first quarter of 2001 due to the aforementioned reclassification resulting from the change in the nature of a contract as described in the TIME CHARTER CONTRACTS segment.
	Vessel and barge depreciation for the first quarter of 2001 decreased 6.4% to $9.3 Million as compared to $9.9 Million in the same period of 2000 primarily due to the sale of one of the Company's Ice Strengthened Multi-Purpose vessels and one of the Company's LASH vessels being fully depreciated at the end of 2000.

Other Income and Expenses
-------------------------
	Administrative and general expenses increased from $5.7 Million in the first quarter of 2000 to $6.0 Million in the same period in 2001 primarily reflecting increases associated with the start-up of the Mexican Service.
	Earnings for the TIME CHARTER CONTRACTS segment in 2001 included a loss of of $1.3 Million due to the sale of a LASH vessel which was partially offset by a gain of $1.2 Million from the sale of certain assets no longer required in the Company's operations.
Interest expense was $7.8 Million for the first quarter of 2001 as compared to $8.5 Million for the same period in 2000. This decrease is primarily due to the repurchase of 9% and 7.75% Senior Notes in 2000 partially offset from the financing associated with the acquisition of the Pure Car/Truck Carrier ("PCTC"), "Green Cove", in June of 2000.
	Investment income increased from $259,000 for the first quarter of 2000 to $328,000 for the first quarter of 2001 reflecting slightly higher returns on marketable securities.

Income Taxes
------------
	In the first quarter of 2001, the Company had an income tax benefit of $2.8 Million compared to an income tax benefit of $1.5 Million in the same period in 2000, at the statutory rate of 35% for both periods.

			LIQUIDITY AND CAPITAL RESOURCES

	The Company's working capital decreased from $28.2 Million at December 31, 2000, to $10.7 Million at March 31, 2001, after provision for current maturities of long-term debt and capital lease obligations of $38.1 Million. Cash and cash equivalents increased during the first three months of 2001 by $1.4 Million to a total of $18.2 Million. This increase, which resulted from cash provided by operating activities of $17.4 Million, was partially offset by cash used for financing activities of $14.5 Million and cash used for investing activities of $1.5 Million.
	Operating activities generated the positive cash flow after adjusting the net loss for non-cash provisions such as depreciation, amortization and impairment loss. Investing activities during the period included $3.6 Million in deferred vessel drydocking charges and $2.1 Million for a 30% interest in companies which own and operate special purpose cement carrying vessels.
These additions were partially offset by $3.5 Million received from the sale of a vessel and property.
	The net cash used for financing activities of $14.5 Million included reductions of debt and capital lease obligations of $23.8 Million stemming from regularly scheduled principal payments and repayments of amounts drawn under lines of credit. These reductions were offset by proceeds received from financing secured by one of the Company's PCTC's, for $1.8 Million, and draws against the Company's line of credit totaling $8.0 Million.
	At March 31, 2001, $11.0 Million was outstanding on the Company's $38.0 Million revolving credit facility, which expires March 31, 2002. At the end of the first quarter the Company entered into an additional $10.0 Million revolving credit facility which expires April 23, 2003 and was undrawn at March 31, 2001.
	Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service and dividend requirements during the foreseeable future. Despite the reported loss during the first quarter of 2001, the Company continued to meet all of its financial covenants under its various debt agreements. However, because the first quarter loss has reduced the margin on certain of those covenants, management is taking steps to ensure continuing compliance with the covenants even if additional losses are incurred.
 	The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.

	At a regular meeting held April 18, 2001, the Board of Directors declared a quarterly dividend of 6.25 cents per Common Share payable on June 15, 2001, to shareholders of record on June 1, 2001.

				STOCK REPURCHASE PROGRAM

	In October of 1998, the Company's Board of Directors approved a stock repurchase program to buy up to 500,000 shares of its common stock. In October of 1999, the Company completed the program and the Company's Board of Directors approved another stock repurchase program to buy up to 1,000,000 shares of its common stock, based on the Board's belief that the market value of the Company's common stock did not adequately reflect the Company's inherent value. Repurchases are being made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending upon financial and market conditions. As of March 31, 2001, 600,000 shares had been repurchased under these two programs for a total cost of $7,571,000 at an average market price of $12.68 per share, of which 4,300 shares were repurchased during 2000. No shares have been purchased during 2001.

			   NEW ACCOUNTING PRONOUNCEMENTS

	During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted
SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholders' Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts, and commodity swap contracts.

		MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

	In the ordinary course of its business, the Company is exposed to foreign currency, interest rate, and commodity price risk. The Company utilizes derivative financial instruments including forward exchange contracts, interest rate swap agreements and commodity swap agreements to manage certain of these exposures. The Company hedges only firm commitments or anticipated transactions and does not use derivatives for speculation. The Company neither holds nor issues financial instruments for trading purposes.
	There were no material changes in market risk exposure for the foreign currency risk described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
	The fair value of long-term debt at March 31, 2001, including current maturities, was estimated to be $327.5 Million compared to a carrying value of $320.4 Million. The potential increase in fair value resulting from a hypothetical 10% increase in the average interest rates applicable to the Company's long-term debt at March 31, 2001, would be approximately $5.0
Million or 1.6% of the carrying value.
The fair value of the interest rate swap agreements at March 31, 2001, as discussed in the Form 10-K, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date taking into account current market conditions and interest rates, was a liability of $579,000. A hypothetical 10% decrease in interest rates as of March 31, 2001, would have resulted in a $1.5 Million increase in the fair value of the liability.
The fair value of the commodity swap agreements at March 31, 2001, as discussed in the Form 10-K, estimated based on the difference between first quarter price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreements, was a liability of $290,000. A hypothetical 10% decrease in the first quarter fuel price per ton of fuel as of March 31, 2001, would have resulted in a $455,000 increase in the fair value of the liability.

			  PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

	The Annual Meeting of Shareholders was held April 18, 2001. The matters voted upon and the results of the voting were as follows:

(1)	Election of Board of Directors:

	Nominee			Shares Voted For	  Withheld Authority
      -------			----------------	  ------------------
	Niels W. Johnsen		    5,132,434		  580,268
	Erik F. Johnsen	          5,132,434	        580,268
	Niels M. Johnsen		    5,132,691		  580,011
	Erik L. Johnsen	          5,132,691	        580,011
	Harold S. Grehan, Jr.	    5,132,434	        580,268
	Raymond V. O'Brien, Jr.	    5,132,691		  580,011
	Edwin Lupberger		    5,132,691	        580,011
	Edward K. Trowbridge	    5,132,434	        580,268

(2) Ratification of Arthur Andersen LLP, certified public accountants, as independent auditors for the Corporation for the fiscal year ending December 31, 2001:

      Shares Voted For		5,704,024
      Shares Voted Against          717
      Abstentions			    7,961


Item 6.  Exhibits and Reports on Form 8-K

(a)	EXHIBIT INDEX
				Exhibit Number		Description
				--------------		-----------
	Part I Exhibits:	      27			Financial Data Schedule

	Part II Exhibits:	       3			Restated Certificate of
								Incorporation, as amended,
								and By-Laws of the Registrant
							     (filed with the Securities and
								Exchange Commission as Exhibit
								3 to the Registrant's Form
								10-Q for the quarterly
								period ended June 30, 1996, and
								incorporated herein by
								reference)


(b) No reports on Form 8-K were filed for the three month period ended March 31, 2001.

SIGNATURES

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			INTERNATIONAL SHIPHOLDING CORPORATION


		  ____________/s/ Gary L. Ferguson_________________________________
				  Gary L. Ferguson
		   Vice President and Chief Financial Officer


Date ___________________________