Form 10-Q
period 2001-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 2001-08-10
CIK 278041

		INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
		   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, D.C.  20549
					FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		For the quarterly period ended June 30, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing for the past 90 days.	YES	X	  NO
							    --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Common Stock    $1 Par Value	  6,082,887 shares   (June 30, 2001)
                                    -----------


                      PART I - FINANCIAL INFORMATION
                       ITEM 1 - FINANCIAL STATEMENTS

                 INTERNATIONAL SHIPHOLDING CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (All Amounts in Thousands Except Share Data)
                             (Unaudited)
                        Three Months Ended June 30, Six Months Ended June 30,
                               2001        2000           2001         2000
                             ----------  ----------    ----------  ----------
                                                                      C>
Revenues                     $  72,686   $  85,265    $ 149,804   $ 170,614
Subsidy Revenue                  3,643       3,672        6,924       7,347
                             ----------  ----------   ----------  ----------
                                76,329      88,937      156,728     177,961
                             ----------  ----------   ----------  ----------
Operating Expenses:
  Voyage Expenses               62,486      65,797      125,940     135,704
  Vessel and Barge Depreciation  9,122       9,841       18,428      19,783
  Impairment Loss on Assets
   Held for Disposal            78,928           -       78,928           -
  Impairment Loss                    -           -        2,355           -
                             ----------  ----------   ----------  ----------
Gross Voyage Profit            (74,207)     13,299      (68,923)     22,474
                             ----------  ----------   ----------  ----------
Administrative and General
 Expenses                        6,149       5,862       12,144      11,568
(Loss) Gain on Sale of Vessel   (1,065)      5,063       (2,335)      5,063
Gain on Sale of Other Assets         -           -        1,204           -
                             ----------  ----------   ----------  ----------
Operating (Loss) Income        (81,421)     12,500      (82,198)     15,969
                             ----------  ----------   ----------  ----------
Interest:
  Interest Expense               7,270       8,346       15,104      16,870
  Investment Income               (246)       (459)        (574)       (718)
                             ----------  ----------   ----------  ----------
                                 7,024       7,887       14,530      16,152
                             ----------  ----------   ----------  ----------
(Loss) Income Before Benefit
 (Provision) for Income Taxes
  and Equity in Net Income of
  Unconsolidated Entities      (88,445)      4,613      (96,728)      (183)
                             ----------  ----------   ----------  ----------
Benefit (Provision) for
 Income Taxes:
   Current                         (89)       (430)        (185)    (1,079)
   Deferred                     30,990      (1,244)      33,926      1,031
   State                           (72)        (56)        (128)      (140)
                             ----------  ----------   ----------  ----------
                                30,829      (1,730)      33,613       (188)
                             ----------  ----------   ----------  ----------
Equity in Net Income of
  Unconsolidated Entities
 (Net of Applicable Taxes)         217          59          363          14
                             ----------  ----------   ----------  ----------
Net (Loss) Income            $ (57,399)   $  2,942     $ 62,752)   $  (357)
                             ==========  ==========   ==========  ==========
Basic and Diluted Earnings
 Per Share:
   Net (Loss) Income         $   (9.44)   $   0.48     $ (10.32)   $ (0.06)
                             ==========  ==========   ==========  ==========
Weighted Average Shares of
  Common Stock Outstanding   6,082,887   6,082,887    6,082,887   6,083,021

     The accompanying notes are an integral part of these statements.

                  INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                       (All Amounts in Thousands)
                              (Unaudited)
                                                 June 30,        December 31,
ASSETS                                             2001              2000
                                               -----------        -----------
Current Assets:
   Cash and Cash Equivalents                    $  14,688          $  16,906
   Marketable Securities                            3,093              6,018
   Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $224 and $282
    in 2001 and 2000, Respectively:
       Traffic                                     28,536             49,278
       Agents'                                      5,670              5,226
       Claims and Other                            12,087              9,513
   Federal Income Taxes Receivable                      -                812
   Net Investment in Direct Financing Leases        3,799              3,621
   Other Current Assets                             3,770              8,074
   Material and Supplies Inventory, at Lower
    of Cost or Market                               3,941             11,016
   Current Assets Held for Disposal                 4,000                  -
                                               -----------        -----------
Total Current Assets                               79,584            110,464
                                               -----------        -----------
Assets Held for Disposal                           45,574                  -
                                               -----------        -----------
Marketable Equity Securities                          203                186
                                               -----------        -----------
Investment in Unconsolidated Entities               7,545              3,538
                                               -----------        -----------
Net Investment in Direct Financing Leases         106,223            108,106
                                               -----------        -----------

Vessels, Property, and Other Equipment, at Cost:
   Vessels and Barges                            468,536             744,999
   Other Marine Equipment                          8,314               8,291
   Terminal Facilities                            17,730              18,377
   Land                                            1,230               1,230
   Furniture and Equipment                        13,324              15,974
                                               -----------         ----------
                                                 509,134             788,871
Less -  Accumulated Depreciation                (227,365)           (374,006)
                                               -----------         ----------
                                                 281,769             414,865
                                               -----------         ----------
Other Assets:
  Deferred Charges, Net of Accumulated
   Amortization of $20,607 and $30,867
   in 2001 and 2000, Respectively                 12,504              32,296
  Acquired Contract Costs, Net of Accumulated
   Amortization of $17,671 and $17,065 in 2001
   and 2000, Respectively                         12,733              13,461
  Due from Related Parties                           695                 633
  Other                                           12,887              11,627
                                               -----------         ----------
                                                  38,818              58,017
                                               -----------         ----------
                                               $ 559,717           $ 695,176
                                               ===========         ==========

	The accompanying notes are an integral part of these statements.


                  INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                (All Amounts in Thousands Except Share Data)
                               (Unaudited)
                                                 June 30,        December 31,
                                                   2001              2000
                                               -----------        -----------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Maturities of Long-Term Debt          $  18,345          $  22,181
  Current Maturities of Capital Lease
   Obligations                                      4,003              7,824
  Accounts Payable and Accrued Liabilities         41,333             52,276
  Federal Income Tax Payable                           50                  -
  Current Maturities of Capital Lease
   Obligations on Assets Held for Disposal          4,936                  -
                                               -----------         ----------
Total Current Liabilities                          68,667             82,281
                                               -----------         ----------
Long-Term Capital Lease Obligations on
 Assets Held for Disposal                          12,417                  -
                                               -----------         ----------
Billings in Excess of Income Earned and
 Expenses Incurred                                  4,447              5,462
                                               -----------         ----------
Long-Term Capital Lease Obligations, Less
 Current Maturities                                38,818             51,827
                                               -----------         ----------
Long-Term Debt, Less Current Maturities           288,090            308,037
                                               -----------         ----------
Other Long-Term Liabilities:
  Deferred Income Taxes                            8,884              43,300
  Claims and Other                                20,701              22,737
                                               -----------         ----------
                                                  29,585              66,037
                                               -----------         ----------

Commitments and Contingent Liabilities

Stockholders' Investment:
  Common Stock                                     6,756               6,756
  Additional Paid-In Capital                      54,450              54,450
  Retained Earnings                               66,242             129,755
  Less - Treasury Stock                           (8,704)             (8,704)
  Accumulated Other Comprehensive Loss            (1,051)               (725)
                                               -----------         ----------
                                                 117,693             181,532
                                               -----------         ----------
                                               $ 559,717           $ 695,175
                                               ===========         ==========

	The accompanying notes are an integral part of these statements.

			INTERNATIONAL SHIPHOLDING CORPORATION
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
				(All Amounts in Thousands)
					  (Unaudited)
	      	   	          	 			  Accumulated
          		        Additional		 	     Other
		       Common  Paid-In  Retained  Treasury  Comprehensive
		       Stock   Capital  Earnings    Stock	  Income(Loss) Total
                 -----------------------------------------------------------
Balance at
 December 31, 1999 $ 6,756  $ 54,450  $130,440  ($8,654)   ($508)  $182,484

Comprehensive Income:
 Net Income for Year
  Ended December 31,
  2000	            -   	     -      836        -        -  	      836

Other Comprehensive Income:
 Unrealized Holding Loss
  on Marketable Securities,
  Net of Deferred Taxes
  of ($117)			 -         -       -        -       (217)	     (217)
											   --------

Total Comprehensive Income							      619

Treasury Stock		 -         -   	    -      (50)	   -        (50)

Cash Dividends	 	 -   	     -      (1,521)      -       -     (1,521)
      	    -------------------------------------------------------------
Balance at
 December 31, 2000 $ 6,756   $54,450    $129,755 ($8,704)  ($725)  $181,532
                  ===========================================================
Comprehensive Income:

 Net Loss for the Period
 Ended June 30, 2001	 -         -    (62,752)       -       -   (62,752)

Other Comprehensive Income:
 Unrealized Holding Loss on
  Marketable Securities,
  Net of Deferred Taxes
  of ($8)			 -         -          -        -     (15)     (15)

 Cumulative Effect of Adoption
  of SFAS No.133, Net of
  Deferred Taxes of ($135),
  on January 1, 2001	 -   	     -     	    -        -    (250)	   (250)

 Unrealized Holding Loss
  on Derivatives, Net
  of Deferred Taxes of
 ($33)	 		 -         -          -        -     (61)	    (61)
											 -------

Total Comprehensive Income						      (63,078)

Cash Dividends	       -         -       (761)       - 	  -      (761)
   	           ----------------------------------------------------------
Balance at
 June 30, 2001      $6,756   $54,450    $66,242  ($8,704) ($1,051) $117,693
	 	      =========================================================

	The accompanying notes are an integral part of these statements.


			INTERNATIONAL SHIPHOLDING CORPORATION
			CONSOLIDATED STATEMENTS OF CASH FLOWS
				(All Amounts in Thousands)
					(Unaudited)

                                                For Six Months Ended June 30,
                                                      2001          2000
                                                    ----------   ----------

Cash Flows from Operating Activities:
 Net Loss                                           $ (62,752)     $   (357)
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Depreciation                                       19,543        21,284
    Amortization of Deferred Charges
     and Other Assets                                   8,318         9,634
   (Benefit) Provision for Deferred Income Taxes      (33,927)       (1,031)
    Equity in Net (Gain) of Unconsolidated Entities      (350)          (14)
   (Gain) Loss on Sale of Vessels and Other Property    1,131        (5,074)
    Impairment Loss                                     2,355             -
    Impairment Loss on Assets Held for Disposal        78,928             -
  Changes in:
    Accounts Receivable                                21,374         2,807
    Inventories and Other Current Assets                4,589          (267)
    Other Assets                                         (391)        3,434
    Accounts Payable and Accrued Liabilities          (14,764)        5,044
    Federal Income Taxes Payable                          359          (439)
    Billings in Excess of Income Earned and
     Expenses Incurred                                 (1,427)        3,911
    Other Long-Term Liabilities                        (3,399)         (235)
                                                     ----------   ----------
Net Cash Provided by Operating Activities              19,587        38,697
                                                     ----------   ----------
Cash Flows from Investing Activities:
  Net Investment in Direct Financing Leases             1,705         1,902
  Purchase of Vessels and Other Property                 (298)      (33,214)
  Additions to Deferred Charges                        (5,910)       (3,253)
  Proceeds from Sale of Vessels and Other Property      7,420        17,690
  Proceeds from Sales of Short-Term Investments         2,876         4,002
  Investment in Unconsolidated Entities                (3,469)         (791)
  Other Investing Activities                              (34)         (233)
                                                     ----------   ----------
Net Cash (Used) Provided by Investing Activities        2,290      (13,897)
                                                     ----------   ----------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Debt and Capital
   Lease Obligations                                   24,800       74,400
   Reduction of Debt and Capital Lease Obligations    (48,060)     (69,017)
   Additions to Deferred Financing Charges                (74)        (279)
   Purchase of Treasury Stock                               -          (50)
   Common Stock Dividends Paid                           (761)        (761)
   Other Financing Activities                               -            -
                                                     ----------   ----------
Net Cash (Used) Provided by Financing Activities      (24,095)       4,293
                                                     ----------   ----------
Net (Decrease) Increase in Cash and Cash
  Equivalents                                          (2,218)      29,093
Cash and Cash Equivalents at Beginning of Year         16,906       18,661
                                                     ----------   ----------
Cash and Cash Equivalents at End of Year            $  14,688      $47,754
                                                     ==========   ==========

	The accompanying notes are an integral part of these statements.

		NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
					JUNE 30, 2001
					  (Unaudited)

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

Note 2.  Operating Segments
     The Company's three operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, and CONTRACTS OF AFFREIGHTMENT, are identified primarily based on the characteristics of the contracts and terms under which its fleet of vessels and barges are operated. During the second quarter, 2001, a reclassification of the Mexican Services was made from the LINER SERVICES segment to the OTHER Segment since that service is a more specialized service than the categorization of the operations included in the LINER SERVICES segment leaving the Company's U.S. and international Flag LASH services under the names of "Waterman" and "Forest Lines" as the only remaining operations in the LINER SERVICES segment. The Company also reports in the OTHER category results of several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting and other specialized services primarily to the Company's operating segments described below. Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
	The Company does not allocate interest income, administrative and general expenses, equity in unconsolidated entities, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provide specialized services to the operating segments. The following table presents information about segment profit and loss for the six months ended June 30, 2001 and 2000.

						    Time
				    Liner     Charter  Contracts of
(All Amounts in Thousands) Services  Contracts Affreightment  Other  Total
-----------------------------------------------------------------------------
2001
Revenues from external
 customers                 $ 77,034   $ 67,696   $ 7,510    $ 4,488  $156,728
Intersegment revenues             -          -         -     13,743    13,743
Gross voyage profit
 before depreciation &
 Impairment Loss on Assets
 Held-for-Disposal             (860)    30,210     3,905     (2,467)   30,788
Depreciation                  6,824      8,524     1,491      1,589    18,428
Interest expense              1,776      9,812     1,468      2,048    15,104
Segment (loss) profit before
 Impairment Loss on Assets
 Held-for-Disposal, interest
 income, Administrative and
 general expenses, equity in
 Unconsolidated entities
 and taxes                   (9,460)    11,874       946     (6,104)    2,744
Impairment Loss on Assets
 Held-for-Disposal          (62,385)    (4,785)        -    (11,758) (78,928)
Impairment Loss                   -     (2,355)        -          -   (2,355)
(Loss) Gain on Sale of Vessels
 and Other Assets                 -     (1,410)        -        279   (1,131)
Segment (loss) profit before
 interest income, Administrative
 and general expenses, equity
 in Unconsolidated entities
 and taxes                  (71,845)     3,324       946    (17,583) (85,158)
-----------------------------------------------------------------------------
2000
Revenues from external
 customers                 $ 92,214   $ 67,620  $ 15,853   $  2,274  $177,961
Intersegment revenues             -          -         -     15,373    15,373
Gross voyage profit before
 depreciation                 5,706     28,446     6,560      1,545    42,257
Depreciation                  7,680      8,655     3,296        152    19,783
Interest expense              2,785     10,355     3,505        225    16,870
Gain on Sale of Vessels           -      5,063         -          -     5,063
Segment (loss) profit before
 interest income, Administrative
 and general expenses, equity
 in Unconsolidated entities
 and taxes                   (4,759)    14,499      (241)     1,168    10,667
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     The following table presents information about segment profit and loss For the second quarter ended June 30, 2001 and 2000.

						    Time
				    Liner     Charter  Contracts of
(All Amounts in Thousands) Services  Contracts Affreightment  Other    Total
-----------------------------------------------------------------------------
2001
Revenues from external
 customers                 $ 36,386   $ 33,327   $ 3,744    $ 2,872  $ 76,329
Intersegment revenues             -          -         -      6,565     6,565
Gross voyage profit
 before depreciation &
 Impairment Loss on Assets
 Held-for-Disposal           (2,922)    15,383     1,955       (574)   13,842
Depreciation                  3,421      4,140       745        815     9,121
Interest expense                594      4,786       763      1,127     7,270
Segment (loss) profit before
 Impairment Loss on Assets
 Held-for-Disposal, interest
 income, Administrative and
 general expenses, equity in
 Unconsolidated entities
 and taxes                   (6,937)     6,457       447     (2,516)  (2,549)
Impairment Loss on Assets
 Held-for-Disposal          (62,385)    (4,785)        -    (11,758) (78,928)
Loss on sale of vessels           -     (1,065)        -          -   (1,065)
Segment (loss) profit before
 interest income, Administrative
 and general expenses, equity
 in Unconsolidated entities
 and taxes                  (69,322)       607       447    (14,274) (82,542)
-----------------------------------------------------------------------------
2000
Revenues from external
 customers                 $ 47,296   $ 33,307  $  8,184   $    150  $ 88,937
Intersegment revenues             -          -         -      6,379     6,379
Gross voyage profit before
 depreciation                 4,848     13,659     3,528      1,105    23,140
Depreciation                  3,867      4,256     1,649         69     9,841
Interest expense              1,367      5,191     1,721         67     8,346
Gain on sale of vessels           -      5,063         -          -     5,063
Segment (loss) profit before
 interest income, Administrative
 and general expenses, equity
 in Unconsolidated entities
 and taxes                     (386)     9,275       158        969    10,016
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)
                        Three Months Ended June 30, Six Months Ended June 30,
                              2001         2000           2001        2000
                            ---------    ---------      ---------   ---------
Total (loss) profit for
 reportable segments       $ (82,542)   $  10,016      $ (85,158)   $ 10,667
Unallocated amounts:
  Interest income                246          459            574         718
  Administrative and
  general expenses             6,149        5,862         12,144      11,568
                            ---------    ---------      ---------   ---------
(Loss) income before
 income taxes and equity in
 Unconsolidated entities   $ (88,445)    $  4,613      $ (96,728)    $  (183)
                            =========    =========      =========   =========

Note 3.  Earnings Per Share
     Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were excluded from the computation of diluted earnings per share in the first six months of 2001 and 2000, as the effect would have been antidilutive.

Note 4.  New Accounting Pronouncements
     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholders' Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts, and commodity swap contracts.
     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill not be amortized in any circumstance and also requires that goodwill is tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002.

The adoption of any of the above is not expected to have a material impact on the Company's financial statements, because the Company does not have any assets that require retirement obligations.

                                  ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Forward-Looking Statements
---------------------------
     Certain statements made in this report or elsewhere by, or on behalf of, the Company that are not based on historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about future events and are therefore subject to risks and uncertainties. The Company cautions readers that certain important factors have affected and may affect in the future the Company's actual consolidated results of operations and may cause future results to differ materially from those expressed in or implied by any forward-looking statements made in this report or elsewhere by, or on behalf of, the Company. A description of certain of these important factors is contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

General
--------
     The Company's vessels are operated under a variety of charters, liner services, and contracts. The nature of these arrangements is such that, without a material variation in gross voyage profits (total revenues less voyage expenses and vessel and barge depreciation), the revenues and expenses attributable to a vessel deployed under one type of charter or contract can differ substantially from those attributable to the same vessel if deployed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, the Company's revenues and expenses can fluctuate substantially from one period to another even though the number of vessels deployed, the number of voyages completed, the amount of cargo carried and the gross voyage profit derived from the vessels remain relatively constant. As a result, fluctuations in voyage revenues and expenses are not necessarily indicative of trends in profitability, and management believes that gross voyage profit is a more appropriate measure of performance than revenues. Accordingly, the discussion below addresses variations in gross voyage profits rather than variations in revenues.

                              RESULTS OF OPERATIONS

                          SIX MONTHS ENDED JUNE 30, 2001
                  COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000


Gross Voyage Profit
--------------------
     Gross voyage profit before depreciation and Impairment Loss on Assets Held-for-Disposal decreased 27.1% from $42.3 Million in the six months of
2000 to $30.8 Million in the first six months of 2001.   The decrease
resulted from the deterioration in the Company's LINER SERVICES segment which decreased $6.6 Million. The drop is primarily from its Waterman service which had 228 out of service days from unplanned maintenance on two of its vessels and scheduling realignments as a result of those unplanned maintenance periods.
     The OTHER segment's results decreased $4.0 Million primarily as a result of the start-up losses from the Company's Mexican service.
     The CONTRACTS OF AFFREIGHTMENT segment drop in its' gross voyage profit of $2.7 Million reflects the change in one of the Company's contract, during the fourth quarter of 2000, which resulted in the results of that contract being accounted for in the TIME CHARTER CONTRACTS segment. The TIME CHARTER CONTRACTS segment, excluding the results from the above reclassification, was negatively impacted by the completion of the contracts on three of the Company's LASH vessels previously on charter to the U.S. Military Sealift Command ("MSC").
     Vessel and barge depreciation for the first six months of 2001 decreased 6.8% to $18.4 Million as compared to $19.8 Million in the same period of 2000 primarily due to the sale of one of the Company's Ice Strengthened Multi-Purpose vessels and the scrapping of three of the Company's LASH vessels, partially offset by the purchase of a Pure Car/Truck Carrier.

Impairment Loss on Assets Held-for-Disposal
--------------------------------------------
     At June 30, 2001, the Company adopted a plan to separate the LASH (Lighter Aboard Ship) service, (the LINER SERVICES segment), its Cape-size Bulk Carrier (the TIME CHARTER CONTRACTS segment)and certain special purpose barges (the OTHER segment), from the balance of its operations and dispose of these assets. Net losses of approximately $79 Million before taxes were recognized in accordance with FASB 121, "Accounting for the Impairment of Long-lived Assets," reflecting a non-cash charge to write-down these assets to estimated market value. For accounting purposes, these assets have been reclassified in the Company's balance sheet as "Current Assets Held-for-Disposal" and "Assets Held-for-Disposal."

     The "Assets Held-for Disposal" in the LINER SERVICES segment include those used in the operation of a U.S. flag LASH service between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian sub-continent and Southeast Asia operated under the name "Waterman" and an international flag Trans-Atlantic LASH service operated under the name "Forest Lines" and associated ancillary assets.
     The past several years has reflected a downward trend in the LINER SERVICES segment as a result of higher operating cost, disruptions in service due to unplanned maintenance and change in market conditions.
     A major contributing factor to the downward trend has been the high cost of fuel along with the need for extensive capital improvements to the Company's LASH vessels. Extensive steel work has been required to maintain a number of the older LASH vessels, thereby resulting in a significant amount of non-operating days that negatively impacted the results of this segment. During the first six months of 2001, these operations accounted for approximately 50% of the Company's total revenues while contributing a negative $9.4 Million against gross voyage profits and accounting for approximately 50% of the Company's administrative and general expenses. Although these operations have accounted for 50% of the administrative and general expenses, there is no certainty that all of the savings will be achieved by the time the final disposition of these assets are completed.
     As of June 30, 2001, the carrying value of this segment was written down to approximately $45.0 Million, which is reflected as part of the Company's Balance Sheet total for "Assets Held-for Disposal." The Company's debt specifically attributable to these assets is approximately $17.4 Million.
     The LASH services will continue to operate as separate units under the current management while strategic transitional alternatives of the services are considered and dispositions of the assets are evaluated.
     The "Assets Held-for Disposal" in the TIME CHARTER CONTRACTS segment is the Cape-Size Bulk Carrier currently operating on a voyage charter. This Cape-Size vessel ("Amazon") has reached twenty years of age and the cost of completing another Special Survey is too costly considering the employment potential for the vessel. Therefore, the decision was made to write-down this asset to $4.0 Million, an amount close to its scrap value. This is being reflected in the Company's Balance Sheet under "Current Assets Held-for Disposal." The Company has no debt specifically attributable to this asset.

     The "Assets Held-for-Disposal" in the OTHER segment include certain special purpose barges. Those assets are no longer in use due to a restructuring of the contract with a major mining company in the fourth quarter of 2000 which allowed the Company to deploy its two special purpose vessels, the Bali Sea and Banda Sea, on a service between Mobile, Alabama and Coatzacoalcos, Mexico ("Mexican Service"). The special purpose barges have been written down to $.5 Million reflecting a value close to current scrap value. The Company has no debt specifically attributable to this asset.
This amount is reflected in the Company's Balance Sheet as part of the Company's Balance Sheet total for "Assets Held-for Disposal."
     The Company has retained an investment banker to assist in its efforts regarding the impairment and disposal of these assets. The pending outcome of this review as well as market conditions will determine when these assets will be disposed of. In the meantime, a staff reduction of approximately 20% of the Company's shore base staff was effected early in the third quarter in anticipation of the pending transition. This action reduces the Company's administration and general expenses by approximately $2.3 Million on an annualized basis. Additional reductions are probable as the asset disposition program proceeds.

Other Income and Expenses
--------------------------
     Administrative and general expenses increased from $11.6 Million in the first six months of 2000 to $12.1 Million in the same period in 2001 primarily reflecting increases associated with the start-up of the Mexican Service.
     Earnings for the TIME CHARTER CONTRACTS segment in 2001 included a loss of $2.3 Million on the sale of two LASH vessels which was partially offset by a gain of $1.2 Million from the sale of certain other assets no longer required in the Company's operations.
     Interest expense was $15.1 Million for the first six months of 2001 as compared to $16.9 Million for the same period in 2000. This decrease is primarily due to the repurchase of 9% and 7.75% Senior Notes in the second half of 2000 partially offset by the financing associated with the acquisition of the Pure Car/Truck Carrier ("PCTC"), "Green Cove", in June of 2000.
     Investment income decreased from $718,000 for the first six months of 2000 to $574,000 for the first six months of 2001 due to a lower average balance of invested funds.

Income Taxes
------------
     In the first six months of 2001, the Company had an income tax benefit of $33.6 Million compared to an income tax provision of $188,000 in the same period in 2000, at the statutory rate of 35% for both periods.

                     SECOND QUARTER ENDED June 30, 2001
               COMPARED TO SECOND QUARTER ENDED JUNE 30, 2000

Gross Voyage Profit
-------------------
     Gross voyage profit before depreciation and Impairment Loss on Assets Held-for-Disposal decreased $9.3 Million from $23.1 Million in the second quarter of 2000 to $13.8 Million in the second quarter of 2001. Gross voyage profit before depreciation and Impairment Loss on Assets Held-for-Disposal for the LINER SERVICES segment decreased $7.7 Million, from a profit of $4.8 Million in the second quarter ending 2000 to a loss of $2.9 Million in the second quarter of 2001. This decrease is primarily due to 123 out of service days resulting from unplanned maintenance required on two LASH vessels as previously reported.
     Gross voyage profit before depreciation and Impairment Loss on Assets Held-for-Disposal for the TIME CHARTER CONTRACTS segment increased from $13.7 Million in the second quarter, 2000 to $15.3 Million for the same period in 2001. This increase was primarily due to the addition of the Company's contract with a major mining company to this segment. The impact of the termination of three vessels under contract to the MSC was offset by better results of the Company's U.S. Flag PCTC.
     The CONTRACTS OF AFFREIGHTMENT segment's gross profit before depreciation and Impairment Loss on Assets Held-for-Disposal decreased from $3.5 Million for the second quarter 2000 to $1.9 Million for the same period 2001 due to the aforementioned reclassification resulting from the change in the nature of a contract as noted in the TIME CHARTER CONTRACTS segment.
     The OTHER segment's gross profit before depreciation and Impairment Loss on Assets Held-for-Disposal decreased from $1.1 Million for the second quarter ending 2000 to a loss of $574,000 for the same period in 2001. This decrease was primarily due to start-up results of the Company's Mexican service which reported a loss for the quarter.

Impairment Loss on Assets Held-for-Disposal
-------------------------------------------
     As explained in the six month comparison outlined above, at June 30, 2001, the Company adopted a plan to separate the LASH (Lighter Aboard Ship) service, (the LINER SERVICES segment), its Cape-size Bulk Carrier (the TIME CHARTER CONTRACTS segment) and certain special purpose barges (the OTHER segment), from the balance of its operations. Net losses of approximately $79 Million were recognized in accordance with FASB 121, "Accounting for the Impairment of Long-lived Assets," reflecting a non-cash charge to write-down the aforementioned assets to estimated market value. For accounting purposes, these assets have been reclassified in the Company's balance sheet as "Current Assets Held-for-Disposal" and "Assets Held-for-Disposal."

Other Income and Expenses
-------------------------
     Administrative and general expenses increased from $5.9 Million in the second quarter of 2000 to $6.1 Million in the same period in 2001 due to increased travel costs and special services associated with the start-up of the Mexican service.
     The results of the TIME CHARTER CONTRACTS segment in the second quarter 2001, included a loss of $1.1 Million from the sale of two of the Company's LASH vessels.
     Interest expense was $8.3 Million for the second quarter of 2000 as compared to $7.3 Million for the same period in 2001. This decrease is primarily due to the repurchase of 9% and 7.75% Senior Notes in the second half 2000 partially offset by the financing associated with the acquisition of the Pure Car/Truck Carrier ("PCTC"), "Green Cove," in June 2000.
     Investment income decreased from $459,000 for the second quarter of 2000 to $246,000 for the second quarter of 2001 due to a lower average balance of invested funds.

Income Taxes
------------
     In the second quarter 2001, the Company had an income tax benefit of $30.8 Million compared to an income tax provision of $1.7 Million in the same period in 2000, at the statutory rate of 35% for both periods.

                          LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased from $28.2 Million at December 31, 2000, to $10.9 Million at June 30, 2001, after provision for current maturities of long-term debt and capital lease obligations of $27.2 Million. Cash and cash equivalents decreased during the first six months of 2001 by $2.2 Million to a total of $14.7 Million. This decrease, which resulted from cash used for financing activities of $24.1 Million, was partially offset by cash provided by operating activities of $19.6 Million and cash provided by investing activities of $2.3 Million.
     Operating activities generated a positive cash flow after adjusting the net loss for non-cash provisions such as depreciation, amortization and impairment loss. Investing activities during the period included $5.9 Million in deferred vessel drydocking charges and $3.5 Million for the purchase of a 30% interest in companies which own and operate special purpose cement carrying vessels. These additions were partially offset by $7.4 Million received from the sale of a vessel and property and proceeds from the sale of short-term investments of $2.9 Million.
     The net cash used for financing activities of $24.1 Million included reductions of debt and capital lease obligations of $48.1 Million. Approximately $17.1 Million stemmed from regularly scheduled principal payments and $31.0 Million for the repayment of amounts drawn under a line of credit. These reductions were offset by proceeds received from financing secured by one of the Company's PCTC's, for $1.8 Million, and draws against the Company's line of credit totaling $23.0 Million.
     At June 30, 2001, the Company's revolving credit facility of $10.0 Million was fully drawn. This facility expires April 23, 2003.
     Despite the reported loss during the first six months of 2001, the Company continues to meet all of its financial covenants under its various debt agreements.
     Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service during the foreseeable future. However, in view of the write-down charge taken for Assets Held-for-Disposal and to be certain that the Company is in compliance with financial covenants under its loan agreements, at a regular meeting held June 25, 2001, the Board of Directors elected to suspend quarterly dividend payments on Common Shares of stock.

                        NEW ACCOUNTING PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholders' Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts, and commodity swap contracts.
     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30,2001. SFAS No. 142 requires goodwill not be amortized in any circumstance and also requires that goodwill is tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The adoption of any of the above is not expected to have a material impact on the Company's financial statements, because the Company does not have any assets that require retirement obligations.

                MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     In the ordinary course of its business, the Company is exposed to foreign currency, interest rate, and commodity price risk. The Company utilizes derivative financial instruments including forward exchange contracts, interest rate swap agreements and commodity swap agreements to manage certain of these exposures. The Company hedges only firm commitments or anticipated transactions and does not use derivatives for speculation.
The Company neither holds nor issues financial instruments for trading purposes.
     There were no material changes in market risk exposure for the foreign currency risk described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
     The fair value of long-term debt at June 30, 2001, including current maturities, was estimated to be $317.9 Million compared to a carrying value of $312.0 Million. The potential increase in fair value resulting from a hypothetical 10% increase in the average interest rates applicable to the Company's long-term debt at June 30, 2001, would be approximately $5.9 Million or 1.9% of the carrying value.
     The fair value of the interest rate swap agreements at June 30, 2001, as discussed in the Form 10-K, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date taking into account current market conditions and interest rates, was a liability of $233,000. A hypothetical 10% decrease in interest rates as of June 30, 2001, would have resulted in a $1.4 Million increase in the fair value of the liability.
     The fair value of the commodity swap agreements at June 30, 2001, as discussed in the Form 10-K, estimated based on the difference between price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreements, was a liability of $195,000. A hypothetical 10% decrease in the fuel price per ton of fuel as of June 30, 2001, would have resulted in a $498,000 increase in the fair value of the liability.

     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
     The matters voted upon and results of the voting at the Company's annual meeting of Shareholders of April 18, 2001, were reported in response to Item 4 of the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2001 and are incorporated herein by reference.


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


(b) Form 8-K was filed on July 26, 2001 disclosing the Disposition of
      Assets.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  INTERNATIONAL SHIPHOLDING CORPORATION

             ____________/s/ Gary L. Ferguson_________________
                          Gary L. Ferguson
              Vice President and Chief Financial Officer


Date ___________________________