Form 10-Q
period 2001-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 2001-11-14
CIK 278041

              INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended  September 30, 2001
                                           --------------------
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

		For the transition period from ___________ to ____________

Commission file number 		     2-63322
                        ---------------------------

			  INTERNATIONAL SHIPHOLDING CORPORATION
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

	  Delaware		  				    36-2989662
--------------------------- 			--------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

650 Poydras Street		New Orleans, Louisiana		        70130
-----------------------------------------------------------------------------
	(Address of principal executive offices)				(Zip Code)

					       (504) 529-5461
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing for the past 90 days.     YES  ___X____    NO  _________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Common Stock	$1 Par Value	6,082,887 shares	(September 30, 2001)
                                        -------------------


                      PART I - FINANCIAL INFORMATION
                       ITEM 1 - FINANCIAL STATEMENTS

                 INTERNATIONAL SHIPHOLDING CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (All Amounts in Thousands Except Share Data)
                             (Unaudited)
                       Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                              2001        2000           2001         2000
                            ----------  ----------    ----------  ----------
                                                                      C>
Revenues                     $  74,147   $  82,640    $ 223,951   $ 253,254
Subsidy Revenue                  4,089       3,682       11,013      11,029
                             ----------  ----------   ----------  ----------
                                78,236      86,322      234,964     264,283
                             ----------  ----------   ----------  ----------
Operating Expenses:
  Voyage Expenses               66,687      63,388      192,627     199,092
  Vessel and Barge Depreciation  4,307       9,635       22,735      29,418
  Impairment Loss on Assets
   Held for Disposal               400           -       79,328           -
  Impairment Loss                    -           -        2,355           -
                             ----------  ----------   ----------  ----------
Gross Voyage Profit (Loss)       6,842      13,299      (62,081)     35,773
                             ----------  ----------   ----------  ----------
Administrative and General
 Expenses                        6,217       5,123       18,361      16,691
Gain on Sale of Vessels/
 Other Assets                    4,644           -        3,513       5,063
                             ----------  ----------   ----------  ----------
Operating Income (Loss)          5,269       8,176      (76,929)     24,145
                             ----------  ----------   ----------  ----------
Interest:
  Interest Expense               5,810       8,754       20,914      25,624
  Investment Income               (220)       (999)        (794)     (1,717)
                             ----------  ----------   ----------  ----------
                                 5,590       7,755       20,120      23,907
                             ----------  ----------   ----------  ----------
(Loss) Income Before Provision
 (Benefit) for Income Taxes and
  Equity in Net Income (Loss) of
  Unconsolidated Entities         (321)        421      (97,049)        238
                             ----------  ----------   ----------  ----------
(Provision) Benefit for
 Income Taxes:
   Current                           8         501          193       1,580
   Deferred                        (96)       (263)     (34,022)     (1,294)
   State                             -           -          128         140
                             ----------  ----------   ----------  ----------
                                   (88)        238      (33,701)        426
                             ----------  ----------   ----------  ----------
Equity in Net Income (Loss) of
  Unconsolidated Entities
 (Net of Applicable Taxes)          68          (7)         431           7
                             ----------  ----------   ----------  ----------
Extraordinary Gain on Early
 Extinguishment of Bonds (Net of
 Income Tax Provision of $150)       -         242            -         242
                             ----------  ----------   ----------  ----------
Net (Loss) Income            $    (165)   $    418     $(62,917)   $     61
                             ==========  ==========   ==========  ==========
Basic and Diluted Earnings
 Per Share:
   Net (Loss) Income         $   (0.03)   $   0.07     $ (10.34)   $   0.01
                             ==========  ==========   ==========  ==========
Weighted Average Shares of
  Common Stock Outstanding   6,082,887   6,082,887    6,082,887   6,082,976

     The accompanying notes are an integral part of these statements.

                  INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                       (All Amounts in Thousands)
                              (Unaudited)
                                               September 30,      December 31,
ASSETS                                             2001              2000
                                               -----------        -----------
Current Assets:
   Cash and Cash Equivalents                    $  26,791          $  16,906
   Marketable Securities                            3,098              6,018
   Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $105 and $282
    in 2001 and 2000, Respectively:
       Traffic                                     26,555             49,278
       Agents'                                      5,363              5,226
       Claims and Other                            11,744              9,513
   Federal Income Taxes Receivable                      -                812
   Net Investment in Direct Financing Leases        1,734              3,621
   Other Current Assets                             4,092              8,074
   Material and Supplies Inventory, at Lower
    of Cost or Market                               2,991             11,016
                                                -----------        -----------
Total Current Assets                               82,368            110,464
                                               -----------        -----------
Assets Held for Disposal                           45,432                  -
                                               -----------        -----------
Marketable Equity Securities                          216                186
                                               -----------        -----------
Investment in Unconsolidated Entities               7,439              3,538
                                               -----------        -----------
Net Investment in Direct Financing Leases          53,671            108,106
                                               -----------        -----------

Vessels, Property, and Other Equipment, at Cost:
   Vessels and Barges                             441,766            744,999
   Other Marine Equipment                           8,314              8,291
   Terminal Facilities                             17,730             18,377
   Land                                             1,230              1,230
   Furniture and Equipment                         13,473             15,974
                                               -----------         ----------
                                                  482,513            788,871
Less -  Accumulated Depreciation                 (212,448)          (374,006)
                                               -----------         ----------
                                                  270,065            414,865
                                               -----------         ----------
Other Assets:
  Deferred Charges, Net of Accumulated
   Amortization of $22,138 and $30,867
   in 2001 and 2000, Respectively                   7,484             32,296
  Acquired Contract Costs, Net of Accumulated
   Amortization of $18,156 and $17,065 in 2001
   and 2000, Respectively                          12,369             13,461
  Due from Related Parties                            663                633
  Other                                            17,848             11,627
                                               -----------         ----------
                                                   38,364             58,017
                                               -----------         ----------
                                               $  497,555          $ 695,176
                                               ===========         ==========

	The accompanying notes are an integral part of these statements.


                  INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                (All Amounts in Thousands Except Share Data)
                               (Unaudited)
                                               September 30,        December 31,
                                                   2001               2000
                                               -----------        -----------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Maturities of Long-Term Debt          $  15,250          $  22,181
  Current Maturities of Capital Lease
   Obligations                                      1,042              7,824
  Accounts Payable and Accrued Liabilities         40,231             52,276
  Federal Income Tax Payable                           50                  -
  Current Maturities of Capital Lease
   Obligations on Assets Held for Disposal          5,188                  -
                                               -----------         ----------
Total Current Liabilities                          61,761             82,281
                                               -----------         ----------
Long-Term Capital Lease Obligations on
 Assets Held for Disposal                          10,482                  -
                                               -----------         ----------
Billings in Excess of Income Earned and
 Expenses Incurred                                  3,347              5,462
                                               -----------         ----------
Long-Term Capital Lease Obligations, Less
 Current Maturities                                36,003             51,827
                                               -----------         ----------
Long-Term Debt, Less Current Maturities           238,748            308,037
                                               -----------         ----------
Other Long-Term Liabilities:
  Deferred Income Taxes                             8,163             43,300
  Claims and Other                                 22,562             22,737
                                               -----------         ----------
                                                   30,725             66,037
                                               -----------         ----------

Commitments and Contingent Liabilities

Stockholders' Investment:
  Common Stock                                     6,756               6,756
  Additional Paid-In Capital                      54,450              54,450
  Retained Earnings                               66,076             129,755
  Less - Treasury Stock                           (8,704)             (8,704)
  Accumulated Other Comprehensive Loss            (2,089)               (725)
                                               -----------         ----------
                                                 116,489             181,532
                                               -----------         ----------
                                               $ 497,555           $ 695,176
                                               ===========         ==========

	The accompanying notes are an integral part of these statements.

			INTERNATIONAL SHIPHOLDING CORPORATION
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
				(All Amounts in Thousands)
					  (Unaudited)
	      	   	          	 			  Accumulated
          		        Additional		 	     Other
		       Common  Paid-In  Retained  Treasury Comprehensive
		       Stock   Capital  Earnings    Stock	  Income(Loss) Total
                 -----------------------------------------------------------
Balance at
 December 31, 1999 $ 6,756  $ 54,450  $130,440  ($8,654)   ($508)  $182,484

Comprehensive Income:
 Net Income for Year
  Ended December 31,
  2000	            -   	     -      836        -        -  	      836

Other Comprehensive Income:
 Unrealized Holding Loss
  on Marketable Securities,
  Net of Deferred Taxes
  of ($117)			 -         -       -        -       (217)	     (217)
											   --------

Total Comprehensive Income							      619

Treasury Stock		 -         -   	    -     (50)	   -        (50)

Cash Dividends	 	 -   	     -      (1,521)      -       -     (1,521)
      	    -------------------------------------------------------------
Balance at
 December 31, 2000 $ 6,756   $54,450    $129,755 ($8,704)  ($725)  $181,532
                  ===========================================================
Comprehensive Income:

 Net Loss for the
 Period Ended
 September 30, 2001	 -         -    (62,917)       -       -   (62,917)

Other Comprehensive Income:
 Unrealized Holding Loss on
  Marketable Securities,
  Net of Deferred Taxes
  of ($17)		       -         -          -        -     (32)      (32)

 Cumulative Effect of Adoption
  of SFAS No.133, Net of
  Deferred Taxes of ($135),
  on January 1, 2001	 -   	     -     	    -        -    (250)	    (250)

 Unrealized Holding Loss
  on Derivatives, Net
  of Deferred Taxes of
 ($583)	 		 -         -          -        -  (1,082)	  (1,082)
											  -------

Total Comprehensive Income						       (64,281)

Cash Dividends	       -         -       (762)       - 	  -       (762)
   	           ----------------------------------------------------------
Balance at
September 30, 2001  $6,756   $54,450    $66,076  ($8,704) ($2,089) $116,489
	 	      =========================================================

	The accompanying notes are an integral part of these statements.


			INTERNATIONAL SHIPHOLDING CORPORATION
			CONSOLIDATED STATEMENTS OF CASH FLOWS
				(All Amounts in Thousands)
					(Unaudited)

                                                        For Nine Months
                                                       Ended September 30,
                                                       2001          2000
                                                    ----------   ----------

Cash Flows from Operating Activities:
 Net (Loss) Income                                  $ (62,917)     $     61
  Adjustments to Reconcile Net (Loss) Income to
   Net Cash Provided by Operating Activities:
    Depreciation                                       24,222        31,687
    Amortization of Deferred Charges
     and Other Assets                                   9,852        14,588
    Benefit for Deferred Income Taxes                 (34,022)       (1,294)
    Equity in Net Gain of Unconsolidated Entities        (418)           (7)
    Gain on Sale of Vessels and Other Property         (3,513)       (5,345)
    Impairment Loss                                     2,355             -
    Extraordinary Gain	   		                        -          (242)
    Impairment Loss on Assets Held for Disposal        79,328             -
  Changes in:
    Accounts Receivable                                20,284         6,240
    Inventories and Other Current Assets                4,246        (1,135)
    Other Assets                                       (6,247)        3,773
    Accounts Payable and Accrued Liabilities          (13,675)       (6,933)
    Federal Income Taxes Payable                          256          (303)
    Billings in Excess of Income Earned and
     Expenses Incurred                                 (2,527)        1,082
    Other Long-Term Liabilities                        (3,560)         (835)
                                                     ----------   ----------
Net Cash Provided by Operating Activities              13,664        41,337
                                                     ----------   ----------
Cash Flows from Investing Activities:
  Net Investment in Direct Financing Leases             2,118         2,666
  Purchase of Vessels and Other Property              (39,843)      (33,865)
  Additions to Deferred Charges                        (7,474)       (4,709)
  Proceeds from Sale of Vessels and Other Property    125,863        20,988
  Proceeds from Sales of Short-Term Investments         2,830         3,990
  Investment in Unconsolidated Entities                (3,258)       (1,391)
  Other Investing Activities                              (19)         (233)
                                                     ----------   ----------
Net Cash Provided (Used) by Investing Activities       80,217       (12,554)
                                                     ----------   ----------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Debt and Capital
   Lease Obligations                                   52,300       117,400
   Reduction of Debt and Capital Lease Obligations   (135,456)     (146,254)
   Additions to Deferred Financing Charges                (78)         (324)
   Purchase of Treasury Stock                               -           (50)
   Common Stock Dividends Paid                           (762)       (1,141)
   Other Financing Activities                               -           897
                                                     ----------   ----------
Net Cash Used by Financing Activities                 (83,996)      (29,472)
                                                     ----------   ----------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                           9,885          (689)
Cash and Cash Equivalents at Beginning of Year         16,906        18,661
                                                     ----------   ----------
Cash and Cash Equivalents at End of Year            $  26,791      $ 17,972
                                                     ==========   ==========

	The accompanying notes are an integral part of these statements.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001
                               (Unaudited)

Note 1.  Basis of Preparation
	The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been omitted. It is suggested that these interim statements are read in conjunction with the financial statements and notes thereto included in the Form 10-K of International Shipholding Corporation for the year ended December 31, 2000. Certain reclassifications have been made to prior period financial information in order to conform to current year presentations.
	Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 2001. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.
	The foregoing 2001 interim results are not necessarily indicative of the results of operations for the full year 2001.
	The Company's policy is to consolidate all subsidiaries in which it holds greater than 50% voting interest. All significant intercompany accounts and transactions have been eliminated.
	The Company uses the cost method to account for investments in entities in which it holds less than 20% voting interest and in which the Company cannot exercise significant influence over operating and financial activities. The Company uses the equity method to account for investments in entities in which it holds a 20% to 50% voting interest.

Note 2.  Operating Segments
	The Company's three operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, and CONTRACTS OF AFFREIGHTMENT, are identified primarily based on the characteristics of the contracts and terms under which its fleet of vessels and barges are operated. During the second quarter, 2001, a reclassification of the Mexican Service was made from the LINER SERVICES segment to the OTHER segment since that service is a more specialized service than the categorization of the operations included in the LINER SERVICES segment leaving the Company's U.S. and international Flag LASH services under the names of "Waterman" and "Forest Lines" as the only remaining operations in the LINER SERVICES segment. The Company also reports in the OTHER category results of several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting and other specialized services primarily to the Company's operating segments described below. Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
	The Company does not allocate interest income, administrative and general expenses, equity in unconsolidated entities, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provide specialized services to the operating segments. The following table presents information about segment profit and loss for the nine months ended September, 2001 and 2000.

						    Time
				    Liner     Charter  Contracts of
(All Amounts in Thousands) Services  Contracts Affreightment  Other  Total
-----------------------------------------------------------------------------
2001
Revenues from external
 customers                 $116,611   $ 98,769   $11,722    $ 7,862  $234,964
Intersegment revenues             -          -         -     21,023    21,023
Gross voyage profit
 before depreciation &
 Impairment Loss on Assets
 Held-for-Disposal           (3,049)    41,979     6,162     (2,755)   42,337
Depreciation                  6,824     11,323     2,237      2,351    22,735
Interest expense              2,972     13,229     2,063      2,650    20,914
Segment (loss) profit before
 Impairment Loss on Assets
 Held-for-Disposal, interest
 income, Administrative and
 general expenses, equity in
 Unconsolidated entities
 and taxes                  (12,845)    17,427     1,862     (7,756)  (1,312)
Impairment Loss on Assets
 Held-for-Disposal          (62,385)    (5,185)        -    (11,758) (79,328)
Impairment Loss                   -     (2,355)        -          -   (2,355)
Gain on Sale of Vessels
 and Other Assets                 -      3,075         -        438     3,513
Segment (loss) profit before
 interest income, Administrative
 and general expenses, equity
 in Unconsolidated entities
 and taxes                  (75,230)    12,962     1,862    (19,076) (79,482)
-----------------------------------------------------------------------------
2000
Revenues from external
 customers                 $135,282   $102,265  $ 23,814   $  2,922  $264,283
Intersegment revenues             -          -         -     22,891    22,891
Gross voyage profit before
 depreciation                 8,669     44,421     9,753      2,348    65,191
Depreciation                 11,486     12,780     4,944        208    29,418
Interest expense              4,305     15,580     5,414        325    25,624
Gain on Sale of Vessel
 and land                         -      5,063         -          -     5,063
Segment (loss) profit before
 interest income, Administrative
 and general expenses, equity
 in Unconsolidated entities
 and taxes                   (7,122)    21,124      (605)     1,815    15,212
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

The following table presents information about segment profit and loss for the third quarter ended September 30, 2001 and 2000.

						    Time
				    Liner     Charter  Contracts of
(All Amounts in Thousands) Services  Contracts Affreightment  Other    Total
-----------------------------------------------------------------------------
2001
Revenues from external
 customers                 $ 39,577   $ 31,073   $ 4,212    $ 3,374  $ 78,236
Intersegment revenues             -          -         -      7,280     7,280
Gross voyage profit
 before depreciation &
 Impairment Loss on Assets
 Held-for-Disposal           (2,189)    11,769     2,385       (416)   11,549
Depreciation                      -      2,799       746        762     4,307
Interest expense              1,196      3,417       595        602     5,810
Segment (loss) profit before
 Impairment Loss on Assets
 Held-for-Disposal, interest
 income, Administrative and
 general expenses, equity in
 Unconsolidated entities
 and taxes                   (3,385)     5,553     1,044     (1,780)    1,432
Impairment Loss on Assets
 Held-for-Disposal                -        400         -          -       400
Gain on sale of vessels
 and other assets                 -      4,485         -        159     4,644
Segment (loss) profit before
 interest income, Administrative
 and general expenses, equity
 in Unconsolidated entities
 and taxes                   (3,385)     9,638     1,044     (1,621)    5,676
-----------------------------------------------------------------------------
2000
Revenues from external
 customers                 $ 43,068   $ 34,645  $  7,961   $    648  $ 86,322
Intersegment revenues             -          -         -      7,518     7,518
Gross voyage profit before Vessel
 and barge depreciation       2,963     15,975     3,193        803    22,934
Vessel and barge depreciation 3,794      4,122     1,648         71     9,635
Interest expense              1,520      5,225     1,909        100     8,754
Segment (loss) profit before
 interest income, Administrative
 and general expenses, equity
 in Unconsolidated entities
 and taxes                   (2,351)     6,628      (364)       632     4,545
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

     Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)
                       Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                              2001         2000           2001        2000
                            ---------    ---------      ---------   ---------
Total profit (loss) for
 reportable segments       $   5,676    $   4,545      $ (79,482)   $ 15,212
Unallocated amounts:
  Interest income                220          999            794       1,717
  Administrative and
  general expenses             6,217        5,123         18,361      16,691
                            ---------    ---------      ---------   ---------
(Loss) income before
 equity in Unconsolidated
 entities, taxes,
 and extraordinary item    $    (321)    $    421      $ (97,049)    $   238
                            =========    =========      =========   =========

Note 3.  Earnings Per Share
	Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were excluded from the computation of diluted earnings per share in the first nine months of 2001 and 2000, as the effect would have been antidilutive.

Note 4.  New Accounting Pronouncements
During 1998, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS
No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted
SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholders' Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts, and commodity swap contracts.
	In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill not be amortized in any circumstance and also requires that goodwill is tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The adoption of any of the above is not expected to have a material impact on the Company's financial statements, because the Company does not have any goodwill recorded or any assets that require retirement obligations.
	In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement revises current guidance with respect to the process for measuring impairment of long-lived assets.
The Company has not yet determined what effect, if any, this statement will have on its financial statements.

Note 5. Impairment Loss on Assets Held-for-Disposal
At June 30, 2001, the Company adopted a plan to separate the LASH
(Lighter Aboard Ship) service (the LINER SERVICES segment), its Cape-size Bulk Carrier (the TIME CHARTER CONTRACTS segment) and certain special purpose barges (the OTHER segment), from the balance of its operations and dispose of these assets. Net impairment losses for Assets Held-for-Disposal of approximately
$79 Million before taxes were recognized in accordance with FASB 121, "Accounting for the Impairment of Long-lived Assets," reflecting a non-cash charge to write-down these assets to estimated market value. The write-down of the impaired assets held-for-disposal was based on the Company's estimate of the fair value of the assets which included the assumption that some of the assets would be sold for scrap value while others would be sold or operated for net cash flows greater than scrap. In the event these assets are sold or scrapped for less, the Company could see a further deterioration in its impairment loss. If totally scrapped, under prevailing scrap prices, the additional loss adjustment would be approximately $19.4 Million before tax or $12.6 Million net of tax benefit.
For accounting purposes, these assets were reclassified in the Company's balance sheet as "Current Assets Held-for-Disposal" and "Assets Held-for-Disposal." During the third quarter 2001, the asset included in "Current
Assets Held-for-Disposal" was sold.
	The "Assets Held-for Disposal" in the LINER SERVICES segment include those used in the operation of a U.S. flag LASH service between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian sub-continent and Southeast Asia operated under the name "Waterman" and an international flag Trans-Atlantic LASH service operated under the name "Forest Lines" and
associated ancillary assets. 	The past several years have reflected a downward
trend in the LINER SERVICES segment as a result of higher operating cost, disruptions in service due to unplanned maintenance and change in market conditions.

	A major contributing factor to the downward trend has been the high cost of fuel along with the need for extensive capital improvements to the Company's LASH vessels. Extensive steel work has been required to maintain a number of the older LASH vessels, thereby resulting in a significant number of non-operating days that negatively impacted the results of this segment. During the first nine months of 2001, these operations accounted for approximately 51% of the Company's total revenues while contributing a negative $10.0 Million against gross voyage profits (after depreciation) and accounting for approximately 50% of the Company's administrative and general expenses.
Although these operations have accounted for 50% of the administrative and general expenses, there is no certainty that all of the savings will be achieved by the time the final disposition of these assets is completed.
As of September 30, 2001, the carrying value of this segment was written down to approximately $45.0 Million, which is reflected as part of the Company's Balance Sheet total for "Assets Held-for Disposal." The Company's debt specifically attributable to these assets is approximately $15.7 Million.
	As of September 30, 2001, the Company had sold the Cape Size Bulk Carrier previously reflected in the Company's Balance Sheet under "Current Assets Held-for Disposal." This asset was sold for a loss of approximately $400,000 in excess of the original write-down amount.
 	The "Assets Held-for-Disposal" in the OTHER segment include certain special purpose barges. Those assets are no longer in use due to a restructuring of the contract with a major mining company in the fourth quarter of 2000 which allowed the Company to deploy its two special purpose vessels, the Bali Sea and Banda Sea, on a service between Mobile, Alabama and Coatzacoalcos, Mexico ("Mexican Service"). The special purpose barges have been written down to $.5 Million reflecting a value close to current scrap value. The Company has no debt specifically attributable to this asset.
This amount is reflected as part of the Company's Balance Sheet total for "Assets Held-for Disposal."
	The Company has retained an investment banker to assist in its efforts regarding the disposal of these assets. The pending outcome of this review as well as market conditions will determine when and how these assets will be disposed of. In the meantime, a staff reduction of approximately 20% of the Company's shore base staff was effected early in the third quarter in anticipation of the pending transition. This action reduces the Company's administration and general expenses by approximately $2.3 Million on an annualized basis. Additional reductions are probable as the asset disposition program proceeds.

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

General
--------
The Company's vessels are operated under a variety of charters, liner services, and contracts. The nature of these arrangements is such that, without a material variation in gross voyage profits (total revenues less voyage expenses and vessel and barge depreciation), the revenues and expenses attributable to a vessel deployed under one type of charter or contract can differ substantially from those attributable to the same vessel if deployed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, the Company's revenues and expenses can fluctuate substantially from one period to another even though the number of vessels deployed, the number of voyages completed, the amount of cargo carried and the gross voyage profit derived from the vessels remain relatively constant. As a result, fluctuations in voyage revenues and expenses are not necessarily indicative of trends in profitability, and management believes that gross voyage profit is a more appropriate measure of performance than revenues. Accordingly, the discussion below address variations in gross voyage profits rather than variations in revenues.

                           RESULTS OF OPERATIONS

                       NINE MONTHS ENDED SEPTEMBER  30, 2001
                COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000


Gross Voyage Profit
--------------------
	Gross voyage profit before depreciation and Impairment Loss on Assets Held-for-Disposal decreased 35.1% from $65.2 Million in the first nine months
of 2000 to $42.3 Million in the first nine months of 2001.   The Company's
LINER SERVICES segment decreased $11.7 Million. The Waterman service has had 228 out of service days from unplanned maintenance on two of its vessels and scheduling realignments as a result of those unplanned maintenance periods.
In addition, the service experienced a drop in its inbound tonnage volume as a result of market conditions and has reduced the vessels operating within the service by laying-up one of its LASH vessels in Southeast Asia.
	The OTHER segment's results decreased $5.1 Million primarily as a result of the start-up losses from the Company's Mexican Service.
	The CONTRACTS OF AFFREIGHTMENT segment had a drop in its gross voyage profit of $3.6 Million reflecting the change in one of the Company's contracts, during the fourth quarter of 2000, which resulted in the results of that contract being accounted for in the TIME CHARTER CONTRACTS segment. The TIME CHARTER CONTRACTS segment, excluding the results from the above reclassification decreased $5.5 Million resulting from the completion of charters to the U.S. Military Sealift Command ("MSC") for four of the Company's vessels. Three of these vessels were at the end of their economic lives and were scrapped in March, May and July, 2001 and the other vessel was sold and now operates in the Freeport Indonesian Service.
Vessel and barge depreciation for the first nine months of 2001 decreased
22.7% to $22.7 Million as compared to $29.4 Million in the same period of 2000 primarily due to the sale of one of the Company's Ice Strengthened Multi-Purpose vessels, the scrapping of four of the Company's LASH vessels, and the write-down of the assets included in the LINER SERVICES segment, the TIME CHARTER CONTRACTS segment and the OTHER segment (reference Impairment Loss on Assets Held-for-Disposal) partially offset by the purchase of a Pure Car/Truck
Carrier.   The Assets Held-for-Disposal are not being further depreciated.  The depreciation expense related to these assets for the first nine months of 2000 was $12.9 Million.

Impairment Loss on Assets Held-for-Disposal
--------------------------------------------
At June 30, 2001, the Company adopted a plan to separate the LASH
(Lighter Aboard Ship) service (the LINER SERVICES segment), its Cape-size Bulk Carrier (the TIME CHARTER CONTRACTS segment) and certain special purpose barges (the OTHER segment), from the balance of its operations and dispose of these assets. Net impairment losses for Assets Held-for-Disposal of approximately
$79 Million before taxes were recognized in accordance with FASB 121, "Accounting for the Impairment of Long-lived Assets," reflecting a non-cash charge to write-down these assets to estimated market value. The write-down of the impaired assets held-for-disposal was based on the Company's estimate of the fair value of the assets which included the assumption that some of the assets would be sold for scrap value while others would be sold or operated for net cash flows greater than scrap. In the event these assets are sold or scrapped for less, the Company could see a further deterioration in its impairment loss. If totally scrapped, under prevailing scrap prices, the additional loss adjustment would be approximately $19.4 Million before tax or $12.6 Million net of tax benefit.
For accounting purposes, these assets were reclassified in the Company's balance sheet as "Current Assets Held-for-Disposal" and "Assets Held-for-Disposal." During the third quarter 2001, the asset included in "Current
Assets Held-for-Disposal" was sold.
	The "Assets Held-for Disposal" in the LINER SERVICES segment include those used in the operation of a U.S. flag LASH service between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian sub-continent and Southeast Asia operated under the name "Waterman" and an international flag Trans-Atlantic LASH service operated under the name "Forest Lines" and
associated ancillary assets. 	The past several years has reflected a downward
trend in the LINER SERVICES segment as a result of higher operating cost, disruptions in service due to unplanned maintenance and change in market conditions.
	A major contributing factor to the downward trend has been the high cost of fuel along with the need for extensive capital improvements to the Company's
 LASH vessels. Extensive steel work has been required to maintain a number of the older LASH vessels, thereby resulting in a significant amount of non-operating days that negatively impacted the results of this segment. During the first nine months of 2001, these operations accounted for approximately
51% of the Company's total revenues while contributing a negative $10.0 Million against gross voyage profits (after depreciation) and accounting for approximately 50% of the Company's administrative and general expenses.
Although these operations have accounted for 50% of the administrative and general expenses, there is no certainty that all of the savings will be achieved by the time the final disposition of these assets is completed.

	As of September 30, 2001, the carrying value of this segment was written down to approximately $45.0 Million, which is reflected as part of the Company's Balance Sheet total for "Assets Held-for Disposal." The Company's debt specifically attributable to these assets is approximately $15.7 Million.
	As of September 30, 2001, the Company had sold the Cape Size Bulk Carrier previously reflected in the Company's Balance Sheet under "Current Assets Held-for Disposal." This asset was sold for a loss of approximately $400,000 in excess of original write-down amount.
 	The "Assets Held-for-Disposal" in the OTHER segment include certain special purpose barges. Those assets are no longer in use due to a restructuring of the contract with a major mining company in the fourth quarter of 2000 which allowed the Company to deploy its two special purpose vessels, the Bali Sea and Banda Sea, on a service between Mobile, Alabama and Coatzacoalcos, Mexico ("Mexican Service"). The special purpose barges have been written down to $.5 Million reflecting a value close to current scrap value. The Company has no debt specifically attributable to this asset. This amount is reflected in the Company's Balance Sheet as part of the Company's Balance Sheet total for "Assets Held-for Disposal."
	The Company has retained an investment banker to assist in its efforts regarding the disposal of these assets. The pending outcome of this review as well as market conditions will determine when and how these assets will be disposed of. In the meantime, a staff reduction of approximately 20% of the Company's shore base staff was effected early in the third quarter in anticipation of the pending transition. This action reduces the Company's administration and general expenses by approximately $2.3 Million on an annualized basis. Additional reductions are probable as the asset disposition program proceeds.

Other Income and Expenses
--------------------------
	Administrative and general expenses increased from $16.7 Million in the first nine months of 2000 to $18.4 Million in the same period in 2001 primarily reflecting increases associated with the start-up of the Mexican Service and severance payments as a result of a reduction of approximately 20% of the Company's shore base staff.
	Earnings for the TIME CHARTER CONTRACTS segment in 2001 included a gain of $4.5 Million from the sale of one Pure Car Carrier and a gain of $ .9 Million from the sale of certain other assets no longer required in the Company's operations, partially offset by a loss of $2.3 Million on the sale of two Lash vessels.
	Interest expense was $20.9 Million for the first nine months of 2001 as compared to $25.6 Million for the same period in 2000. This decrease is primarily due to the repurchase of

9% and 7.75% Senior Notes in the second half of 2000 partially offset by the financing associated with the acquisition of the Pure Car/Truck Carrier ("PCTC"), "Green Cove", in June of 2000 and the refinancing of two Pure Car Carriers.
	Investment income decreased from $1,717,000 for the first nine months of 2000 to $794,000 for the nine months of 2001 due to a lower average balance of invested funds.

Income Taxes
-------------
	In the first nine months of 2001, the Company had an income tax benefit of $33.7 Million compared to an income tax provision of $426,000 in the same period in 2000, at the statutory rate of 35% for both periods.

                    THIRD QUARTER ENDED SEPTEMBER 30, 2001
                 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 2001

Gross Voyage Profit
--------------------
	Gross voyage profit before depreciation and Impairment Loss on Assets Held-for- Disposal decreased $11.4 Million from $22.9 Million in the third quarter of 2000 to $11.5 Million in the third quarter of 2001. Gross voyage profit before depreciation and Impairment Loss on Assets Held-for-Disposal for the LINER SERVICES segment decreased $5.2 Million, from a profit of $3.0
Million in the third quarter ending 2000 to a loss of $2.2 Million in the third quarter of 2001. This decrease is primarily due to the Waterman service experiencing a decrease in its inbound cargo volume due to depressed market conditions. As a result of lower volume, one of the vessels operating in this service was laid-up during this Quarter.
Gross voyage profit before depreciation and Impairment Loss on Assets Held-for-Disposal for the TIME CHARTER CONTRACTS segment decreased from $16.0 Million in the third quarter, 2000 to $11.8 Million for the same period in 2001. This decrease was primarily due to the completion of charter on four of the Vessels under contract with the MSC. The impact of these contract terminations was partially offset by the reclassification of the Company's contract with a major mining company to this segment.
	The CONTRACTS OF AFFREIGHTMENT segment's gross profit before depreciation and Impairment Loss on Assets Held-for-Disposal decreased from $3.2 Million for the third quarter 2000 to $2.4 Million for the same period 2001 due to the aforementioned reclassification resulting from the change in the nature of a contract as noted in the TIME CHARTER CONTRACTS segment.
	The OTHER segment's gross profit before depreciation and Impairment Loss on Assets Held-for-Disposal decreased from $803,000 for the third quarter ending 2000 to ($416,000) for the same period in 2001. This decrease was primarily due to results from the Company's recently initiated Mexican service, which reported a loss for the quarter.

Impairment Loss on Assets Held-for-Disposal
--------------------------------------------
At June 30, 2001, the Company adopted a plan to separate the LASH
(Lighter Aboard Ship) service (the LINER SERVICES segment), its Cape-size Bulk Carrier (the TIME CHARTER CONTRACTS segment) and certain special purpose barges (the OTHER segment), from the balance of its assets in order to write-down the aforementioned assets to estimated market value. For accounting purposes, these assets have been reclassified in the Company's balance sheet as "Assets Held-for-Disposal." During the third quarter 2001, the asset previously classified under "Current Assets Held-for-Disposal" was sold. (See Note 5)

Other Income and Expenses
--------------------------
	Administrative and general expenses increased from $5.1 Million in the third quarter of 2000 to $6.2 Million in the same period in 2001 primarily as a result of severance payments associated with the reduction of 20% of the Company's shore base staff.
	The results of the TIME CHARTER CONTRACTS segment in the third quarter 2001, included a gain of $4.5 Million from the sale of one of the Company's Pure Car Carrier.
	Interest expense was $8.8 Million for the third quarter of 2000 as compared to $5.8 Million for the same period in 2001. This decrease is primarily due to the repurchase of 9% and 7.75% Senior Notes in the second half of 2000 partially offset by the financing associated with the acquisition of the Pure Car/Truck Carrier ("PCTC"), "Green Cove," in June 2000 and the refinancing of a Foreign Pure Car Carrier.
	Investment income decreased from $999,000 for the third quarter of 2000 to $220,000 for the third quarter of 2001 due to a lower average balance of invested funds.

Income Taxes
-------------
	In the third quarter 2001, the Company had an income tax benefit of $88,000 compared to an income tax provision of $238,000 in the same period in 2000, at the statutory rate of 35% for both periods.

                         LIQUIDITY AND CAPITAL RESOURCES

	The Company's working capital decreased from $28.2 Million at December 31, 2000, to $20.1 Million at September 30, 2001, after provision for current maturities of long-term debt and capital lease obligations of $21.5 Million. Cash and cash equivalents increased during the first nine months of 2001 by $9.9 Million to a total of $26.8 Million. This increase was provided by cash provided by operating activities of $13.7 Million, cash provided by investing activities of $80.2 Million, partially offset by cash used for financing activities of $84.0 Million.
	Operating activities generated a positive cash flow after adjusting the net loss for non-cash provisions such as depreciation, amortization and impairment loss. Cash flow was provided through the sale of six vessels generating $125.6 Million and property and proceeds from the sale of short-term investments of $2.8 Million. These were partially offset by $7.5 Million in deferred vessel drydocking charges and $39.3 Million for the purchase of a
Pure Car/Truck Carrier.
	The net cash used for financing activities of $84.0 Million included reductions of debt and capital lease obligations of $135.5 Million. Approximately $24.9 Million stemmed from regularly scheduled principal payments, $69.6 Million was the payoff of two loans that were replaced with long term leases and $41.0 Million was for the repayment of amounts drawn
under a line of credit.    These reductions were offset by proceeds received
from financing secured by one of the Company's PCTC's for $1.8 Million, $27.5 Million for the financing of a Pure Car/Truck Carrier and draws against the Company's line of credit totaling $23.0 Million.
	At September 30, 2001, the Company's revolving credit facility of $10.0 Million was fully available. This facility expires April 23, 2003.
	Despite the reported loss during the first nine months of 2001, the Company continues to meet all of its financial covenants under its various debt agreements, after these were amended, effective June, 2001. However as a result of reduced margins on certain covenants, management is taking steps to ensure continuing compliance.
	Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service during the foreseeable
future.   However, in view of the write-down charge taken for Assets Held-for-
Disposal and to be certain that the Company is in compliance with financial covenants under its loan agreements, at a regular meeting held June 25, 2001, the Board of Directors elected to suspend quarterly dividend payments on Common Shares of stock.

                          NEW ACCOUNTING PRONOUNCEMENTS

	During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS
No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted
SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholders' Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts, and commodity swap contracts.
	In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for
 Asset Retirement Obligations." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30,2001. SFAS No. 142 requires goodwill not be amortized in any circumstance and also requires that goodwill is tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The adoption of any of the above is not expected to have a material impact on the Company's financial statements, because the Company does not have any goodwill recorded or any assets that require retirement obligations.
	In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of this statement are required to be applied for fiscal years beginning after December

15, 2001 and interim periods within those fiscal years. This statement revises current guidance with respect to the process for measuring impairment of long-lived assets. The Company has not yet determined what effect, if any, this statement will have on its financial statements.

                  MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

	In the ordinary course of its business, the Company is exposed to foreign currency, interest rate, and commodity price risk. The Company utilizes derivative financial instruments including forward exchange contracts, interest rate swap agreements and commodity swap agreements to manage certain of these exposures. The Company hedges only firm commitments or anticipated transactions and does not use derivatives for speculation. The Company neither holds nor issues financial instruments for trading purposes.
	There were no material changes in market risk exposure for the foreign currency risk described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.
	The fair value of long-term debt at September 30, 2001, including current maturities, was estimated to be $262.1 Million compared to a carrying value of $254.0 Million. The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to the Company's long-term debt at September 30, 2001, would be approximately $4.5 Million or 1.8% of the carrying value.
	The fair value of the interest rate swap agreements at September 30, 2001, as discussed in the Form 10-K, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date taking into account current market conditions and interest rates, was a liability of $1.9 Million. A hypothetical 10% decrease in interest rates as of September 30, 2001, would have resulted in a $2.2 Million increase in the fair value of the liability.
	The fair value of the commodity swap agreements at September 30, 2001, as discussed in the Form 10-K, estimated based on the difference between price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreements, was a liability of $84,000. A hypothetical 10% decrease in the fuel price per ton of fuel as of September 30, 2001 would have resulted in a $321,000 increase in the fair value of the liability.

     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
     The matters voted upon and results of the voting at the Company's annual meeting of Shareholders of April 18, 2001, were reported in response to Item 4 of the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2001.


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


Date    November 14, 2001
     ___________________________