Form 10-K405
period 2001-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2002-03-13
CIK 278041

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   ----------
                                    FORM 10-K
(MARK ONE)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
         -------------------                         ---------------------
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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                  DATE                                        AMOUNT
                  ----                                        ------
             March 1, 2002                                 $27,997,340

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common stock, $1 par value .... 6,082,887 shares outstanding as of March 1, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001, have been incorporated by reference into Part II of this Form 10-K. Portions of the registrant's definitive proxy statement dated March 12, 2002, have been incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

         The Company, through its subsidiaries, operates a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium- to long-term charters or contracts. At December 31, 2001, the Company's fleet, owned and/or operated, consisted of 36 ocean-going vessels, 2 towboats, 7 river barges, 28 Special Purpose barges, 1,722 LASH (Lighter Aboard SHip) barges, and related shoreside handling facilities.

         The Company's fleet consists of (i) four U.S. flag Pure Car/Truck Carriers ("PCTCs") specifically designed to transport fully assembled automobiles, trucks and larger vehicles and two foreign flag PCTCs with the capability of transporting heavy weight and large dimension trucks and buses, as well as automobiles; (ii) two Ice Strengthened Multi-Purpose vessels, one of which supports scientific and defense operations in the polar regions and the other of which is now being used to transport supplies for the Indonesian operations of a major mining company; (iii) three container vessels and one tanker vessel, which are also used to transport supplies for the Indonesian operations of a major mining company (iv) one U.S. flag Molten Sulphur Carrier, which is used to carry molten sulphur from Louisiana and Texas to a processing plant on the Florida Gulf Coast; (v) two Float-On/Float-Off Special Purpose Vessels ("SPVs") which are used as Roll-On/Roll-Off vessels ("RO/ROs") to transport loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico;
(vi) one U.S. flag conveyer-equipped self-unloading Coal Carrier, which carries coal in the coastwise and near-sea trade; and (vii) three RO/RO vessels that permit rapid deployment of rolling stock, munitions, and other military cargoes requiring special handling.

         The Company's fleet also includes 7 large LASH vessels, one LASH feeder vessel, one Dockship and 1,722 LASH barges. In its transoceanic liner services, the Company uses the LASH system primarily to gather cargo on rivers, in island chains, and in harbors that are too shallow for traditional vessels.

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

         The Company has four operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment ("COA") and Other, as described below. For additional information about the Company's operating segments see Note J - Significant Operations of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-19.

         Liner Services. A liner service operates a vessel or vessels on an established trade route with regularly scheduled sailing dates. The Company receives revenues for the carriage of cargo within the established trading area and pays the operating and voyage expenses incurred. The Company's liner services include a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia and a foreign flag transatlantic liner service operating between U.S. Gulf and East Coast ports and ports in northern Europe. During 2001, the Company's RO/RO service between Mobile, Alabama and Coatzacoalcos, Mexico carrying loaded rail cars was reclassified from this segment to the Other segment since this service is more specialized than the operations included in the Liner Services segment.

         Time Charter Contracts. Time Charters are contracts by which the charterer obtains the right for a specified time period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but the Company retains operating control over the vessel. Typically, the Company fully equips the vessel and is responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port, and stevedoring expenses. The Company's time charter contracts include those by which the Military Sealift Command ("MSC") charters RO/RO and the Ice Strengthened Multi-Purpose vessel for contracts of varying terms. Also included in this segment are contracts with car manufacturers for six PCTCs and with an electric utility for a conveyor-equipped, self-unloading coal carrier. During 2001, the Company's contract to provide transportation services to a major mining company at its mine in West Irian Jaya, Indonesia was changed resulting in that service being reclassed from the Contracts of Affreightment segment to the Time Charter Contracts segment.

         Contracts of Affreightment, ("COA"). COAs are contracts by which the Company undertakes to provide space on its vessel(s) for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried. Generally, the Company is responsible for all operating and voyage expenses. The Company's COA segment includes a sulphur transportation contract with a major sulphur producer. Previously, this segment included a contract to provide transportation services to a major mining company at its mine in West Irian Jaya, Indonesia as discussed in the Time Charter Contracts Segment.

         Other. Other consists of operations that include more specialized type service than the former three segments and results of several of the Company's subsidiaries that provide ship charter brokerage, agency, and barge fleeting. Commencing in 2001, the Company began RO/RO services between Mobile, Alabama and Coatzacoalcos, Mexico carrying loaded rail cars which resulted in being reclassed from the aforementioned Liner Services segment.

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

                              COMPETITIVE STRENGTHS

         Diversification. The Company has been successful in obtaining contracts that contribute to a diversification of operations. These diverse operations vary from chartering vessels to the government, to chartering vessels for the transportation of automobiles and sport utility vehicles, transportation of paper type products, steel, wood and wood/pulp type products, carriage of supplies for a mining company, transporting molten sulphur and transporting coal for use in generating electricity. In preparing and conducting these operations, the Company has been successful in upgrading its fleet, with the average age of the vessels involved, excluding the LASH vessels, being approximately 9.6 years old. Since the average age of the Company's fleet is young compared to the average life of a typical ocean-going vessel, management believes that the outlook for fulfilling current contracts, obtaining extensions through the exercise of options by current customers and obtaining new contracts is good.

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

         Long-standing Customer Relationships. The Company currently has medium- to long-term time charters with, or contracts to carry cargo for, high credit quality commercial customers that include International Paper Company ("International Paper"), P.T. Freeport Indonesia Company, Toyota Motor Corporation, Hyundai Motor Company, and USGen New England, Inc. Most of these companies have been customers of the Company for over ten years. Substantially all of the Company's current cargo contracts and charter agreements are renewals or extensions of previous agreements. In recent years, the Company has been successful in winning extensions or renewals of substantially all of the contracts rebid by its commercial customers. Additionally, for over 30 years, the Company has been operating vessels for the MSC. The

Company believes that its long-standing customer relationships are in part due to the Company's excellent reputation for providing quality specialized maritime service in terms of on-time performance, low cargo loss, minimal damage claims, and reasonable rates.

         Experienced Management Team. The Company's management team has substantial experience in the shipping industry. The Company's Chairman and President have each served the Company in various management capacities since its founding in 1947. In addition, the Company's two Executive Vice Presidents and the Chief Financial Officer have over 86 years of collective experience with the Company. The Company believes that the experience of its management team is important to maintaining long-term relationships with its customers.

                                TYPES OF SERVICE

         The Company, through its principal operating subsidiaries, provides specialized maritime transportation services to its customers primarily under medium- to long-term contracts. The Company's four operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment, and Other are described below:

LINER SERVICES

LASH Vessels

o Foreign Flag. The Company operates two foreign flag LASH vessels and a self-propelled, semi-submersible feeder vessel on a scheduled transatlantic liner service under the name "Forest Lines." Each Forest Lines LASH vessel normally makes 10 round trip sailings per year between U.S. Gulf and East Coast ports and ports in northern Europe. Prior to 2001, approximately one-half of the aggregate eastbound cargo space has historically been reserved for International Paper ("IPCO") under a long-term contract. The remaining space was provided on a voyage affreightment basis to various commercial shippers. During 2001, the aggregate eastbound cargo space utilized by IPCO declined to approximately 39% with the remaining space provided on a voyage affreightment basis to various commercial shippers.

o The Company has had ocean transportation contracts with International Paper since 1969 when the Company had two LASH ships built to accommodate International Paper's trade. The Company's contract with International Paper is for the carriage of wood pulp, liner board, and other forest products, the characteristics of which are well suited for transportation by LASH vessels. The Company's current contract with International Paper was for a ten-year term ending in 2002, and has been extended for an additional up to four-year period ending 2005.

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

                  The Company acquired a 1987-built LASH vessel in June of 1997 and a 1989-built LASH vessel in early 1998. One of these vessels was sold in 2000 while the other is in lay-up in Southeast Asia pending future deployment.

o        U.S. Flag. Waterman has operated a U.S. flag liner service between U.S.
         Gulf and East Coast ports and ports in South Asia using four U.S. flag LASH vessels, as well as one FLASH vessel that was used as a feeder vessel in Southeast Asia. In June of 2001, the Company adopted a plan to separate this service from the balance of its operation and dispose of these assets. In July and August, 2001, the FLASH vessel and one of the LASH vessels were laid up pending disposition. Subsequently, two of the LASH vessels have been sold for scrap leaving Waterman to continue service with two LASH vessels pending their dispositions.

                  The Maritime Security Act of 1996 ("MSA"), which provides for a new subsidy program for certain U.S. flag vessels, was signed into law in October of 1996. Under this new program, each participating vessel is eligible to receive an annual subsidy payment of $2.1 million, subject to annual appropriations. Seven of the Company's vessels have qualified for participation, including three of the four LASH vessels deployed in Waterman's U.S. flag liner service. In January, 2002, one of the three qualifying LASH vessels was scrapped thereby suspending payment of subsidy applicable to that vessel. The Company has until July 16, 2002 to locate a qualified replacement vessel in order to retain the MSA contract.

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

                  On the westbound portion of this service, Waterman provided a significant portion of its cargo space to Goodyear for the transportation of natural rubber until the contract expired in April of 2001. The remaining westbound cargo generally consists of jute, piece goods, and other general cargo. Over the last five years and prior to 2001, these vessels generally have been fully utilized on their westbound voyages. During 2001 the westbound utilization was approximately 65%.

TIME CHARTER CONTRACTS

Military Sealift Command Charters

         The Company has had contracts with the MSC (or its predecessor) almost continuously for over 30 years. Currently, the Company's subsidiaries have four vessels under contract to the MSC. These vessels are employed in the MSC's prepositioning programs, which strategically place military equipment and supplies throughout the world, or are chartered to the MSC mainly to service military and scientific operations in the Arctic and Antarctic.

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

o Ice Strengthened Multi-Purpose Vessel. The Company operates one of its Ice Strengthened Multi-Purpose vessel on charter to MSC. This vessel is capable of transporting containerized and break bulk cargo. This vessel remains U.S. flag and is used to re-supply scientific projects in the Arctic and Antarctic. This vessel is in its final seventeen-month term of its contract with options extending into 2002.

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

Car/Truck Carriers

o U.S. Flag. The Company currently operates four U.S. Flag PCTCs. In 1986, the Company entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States. To service these charters, the Company had constructed two car carriers which are specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively. Both vessels were built in Japan, and were registered under the U.S. flag. To be competitive with foreign flag vessels operated by foreign crews, the Company worked in close cooperation with the unions representing the Company's U.S. citizen shipboard personnel. Service under these charters commenced in the fourth quarter of 1987 and continues under recently negotiated medium-term extensions. During 2000, the Company sold one of its car carriers and replaced it with a larger PCTC, which is under its initial contract through 2010 with the same Japanese shipping company. During 2001, the second car carrier was sold and replaced with a larger PCTC, which is also under its initial contract through 2011 with the same Japanese shipping company.

                  In 1998, the Company acquired a 1994-built U.S. flag PCTC. Immediately after being delivered to the Company in April of 1998, this vessel entered a long-term charter to a major Japanese shipping company. In 1999, the Company acquired the fourth, a newly built U.S. flag PCTC, which immediately after being delivered to the Company in September of 1999 entered a long-term charter to the same major Japanese shipping company.

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

Coal Carrier

         In late 1995, the Company purchased an existing U.S. flag conveyor-equipped, self-unloading Coal Carrier that it concurrently chartered to a New England electric utility under a 15-year time charter to carry coal in the coastwise and near-sea trade. The ship will also be used, from time to time during this charter period, to carry coal and other bulk commodities for the account of other charterers.

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

OTHER

Mexican Service

         Commencing in 2001, the Company began a new service, under the name of CG Railway, Inc., carrying loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico. This new service uses the Company's two Float-On/Float-Off ships, which were modified to enable them to carry standard gauge railroad cars. Each vessel has a capacity of 56 standard rail cars. With departures every four days from Coatzacoalcos and Mobile, respectively, it offers with each vessel a three-day transit between these ports and provide approximately 90 trips per year in each direction. Subsequent to 2001, one of the vessels was placed in temporary idle status while the other vessel continued to perform in the service.

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

                   IMPAIRMENT LOSS ON ASSETS HELD-FOR-DISPOSAL

         In June of 2001, the Company adopted a plan to separate the LASH service (the Liner Services segment), its Cape-Size Bulk Carrier (the Time Charter Contracts segment) and certain Special Purpose barges (the Other segment), from the balance of its operations and dispose of these assets. In December of 2001, the Company reclassified its Foreign Flag LASH service (operating under the name "Forest Lines") assets which are comprised of two LASH vessels, one Dockship and 599 barges, as assets held for use as a result of extended cargo commitments from a major shipper.

         During 2001, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company recognized an impairment loss of $81,038,000 comprised of $60,553,000 on the U.S. Flag LASH liner service, one Cape-Size Bulk Carrier, and 28 Special Purpose barges, $18,130,000 on its Foreign Flag LASH Service and $2,355,000 on one of its LASH vessels that was sold while held for disposal. This vessel completed its commitment under charter with the U.S. Military Command, reached the end of its economic life, and was sold for scrap. The impairment loss on the U.S. and Foreign Flag LASH service was measured as the amount by which the carrying value of the vessel exceeded its estimated fair value. The fair value of the Foreign Flag LASH service assets was estimated by determining the present value of its expected future cash flows using a discount rate believed to be commensurate with the Company's borrowing rate. The impairment loss on the U.S. Flag LASH on charter to MSC was measured as the amount by which the carrying value of the vessel exceeded its estimated fair value at time of sale. The fair value of the vessel was estimated by determining the scrap value per lightweight ton.

         For accounting purposes, the U.S. Flag LASH liner service assets were reclassified in the Company's balance sheet as "Current Assets
Held-for-Disposal" and "Assets Held-for-Disposal," and the Foreign Flag LASH service assets are included within "Vessels, Property and Other Equipment."

         The "Assets Held-for-Disposal" in the Liner Services segment include four U.S. Flag LASH vessels, one Foreign Flag LASH vessel, one FLASH unit, and 1,200 LASH barges. This service transports cargo between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian sub-continent and Southeast Asia operated under the name "Waterman." The past several years have reflected a downward trend in the Liner Services segment as a result of higher operating cost, disruptions in service due to unplanned maintenance and changes in market conditions.

         During the third quarter, 2001, the Company sold the Cape-Size Bulk Carrier previously reflected in the Company's Balance Sheet under "Current Assets Held-for-Disposal." This asset was sold for a loss of approximately $400,000 in excess of the original write-down amount.

         The "Assets Held-for-Disposal" in the Other segment include certain Special Purpose barges. Those assets are no longer in use due to a restructuring of the contract with a major mining company in the fourth quarter of 2000 which allowed the Company to deploy its two special purpose vessels, the Bali Sea and Banda Sea, on a service between Mobile, Alabama and Coatzacoalcos, Mexico ("the Mexican Service"). The Special Purpose barges have been written down to $ .5 Million reflecting a value close to current scrap value. The Company has no debt specifically attributable to these assets. This amount is reflected as part of the Company's Balance Sheet total for "Assets Held-for Disposal."

         In anticipation of the disposal of the U.S. Flag LASH service, a staff reduction of approximately 31% of the Company's shore base staff was effected early in the third quarter, 2001 and in January, 2002. This action reduces the Company's administration and general expenses by approximately $3,600,000 on an annualized basis. Additional reductions are probable as the asset disposition program proceeds.

                                    MARKETING

         The Company maintains marketing staffs in New York, New Orleans, and Singapore and maintains a network of marketing agents in major cities around the world who market the Company's liner, charter, and contract services. The Company markets its Trans-Atlantic LASH liner service under the trade name "Forest Lines," and its LASH liner service between the U.S. Gulf and Atlantic coast ports and South Asia ports under the Waterman house flag. The Company advertises its services in trade publications in the United States and abroad.

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

         The International Maritime Organization ("IMO") has mandated that vessels documented under the laws of its member countries, including the United States, develop and implement quality and safety programs by July 1, 1998, or July 1, 2002, depending on the type of vessels. Vessels operating without the required compliance certificates could either be fined or denied entry into or detained in the ports of those countries that are members of the IMO. The Company's ship management subsidiary, LMS Shipmanagement, Inc., received certification in January of 1998 that its Quality Management System was approved as meeting the ISO 9002 Quality Standard. The Company implemented a comprehensive program to obtain timely IMO certification for all of its vessels and obtained IMO certification for three of its vessels in 1998. For those vessels for which certification is not required until July 1, 2002, the Company has received certification for all vessels except two which are planned to obtain certification prior to that date.

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

         Approximately 28% of the Company's revenue is generated by contracts with the MSC and contracts to transport Public Law-480 U.S. government-sponsored cargo, a cargo preference program requiring that 75% of all foreign aid "Food for Peace" cargo must be transported on U.S. flag vessels, if they are available at reasonable rates. The Company competes with all U.S. flag companies, including P&O Ned Lloyd, APL, and Maersk-Sea Land Service, Inc. for the MSC work and the Public Law-480 cargo. Additionally, the Company's principal foreign competitors include Hoegh Lines, Star Shipping, Wilhelmsen Lines, and the Shipping Corporation of India.

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

                                  RISK FACTORS

         Substantial Leverage. The Company is highly leveraged and devotes a substantial portion of its operating income to debt service. To date, the Company has been able to generate sufficient cash from operations, including planned sales of assets and sale leaseback transactions, to meet interest and principal payments on its indebtedness. The Company's ability to satisfy its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond its control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of its unencumbered vessels or restructure its debt. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments. Subject to compliance with various financial and other covenants imposed by debt instruments governing the indebtedness of the Company and its subsidiaries, the Company and its subsidiaries may incur additional indebtedness from time to time. The Company has consistently met the minimum working capital and net worth requirements during the period covered by the agreements, once amended effective June, 2001, and is in compliance with these requirements as of December 31, 2001. However, as a result of previously scheduled tightening of certain debt covenants commencing in 2002, management is taking steps to ensure continuing compliance including reaching agreements with various lending institutions to further amend the various debt covenants for the year 2002. The Company expects to have timely approval from the lending institutions, however it can not give assurances at this time.

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

         As of December 31, 2001, the balance outstanding on the Company's 9% Senior Notes is $38.085 Million. The Company has also called at par an additional $10.0 Million of the 2003 Notes which will be repaid on March 29, 2002, leaving a balance due on this issue of $28.085 Million. The Company's plan provides for the orderly retirement of the balance of these Notes within the required time frame, including repayment of other debt in accordance with scheduled maturities. It is anticipated that the future projected earnings and the proceeds from the sale of Assets Held-for-Disposal should provide the cash flow to meet these debt obligations, however there can be no assurance.

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

         Reduction of Subsidy Payments. The Maritime Security Act of 1996, which provides for a new subsidy program for certain U.S. flag vessels, was signed into law in October of 1996. Under this new program, each participating vessel is eligible to receive an annual subsidy payment of $2.1 million through the government's fiscal year 2005. Seven of the

Company's vessels have qualified for participation, including three of the four LASH vessels deployed in Waterman's U.S. flag liner service and four of the Company's PCTCs. In January of 2002, one of the three qualifying LASH vessels was sold thereby suspending payment of subsidy applicable to that ship. The Company has until July 16, 2002 to locate a qualified replacement vessel in order to retain the MSA contract. Payments under this program are subject to annual appropriation by Congress and are not guaranteed. If Congress does not make sufficient appropriations in any fiscal year with respect to this program, the Company would be permitted to reflag its vessels under foreign registry.

         Dependence on Government Charters and Contracts. The Company has various charters or contracts with agencies of the United States government. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on congressional appropriations and administrative allotment of funds, and changing policies and regulations. Because the government contracts held by the Company are usually awarded for relatively short periods of time and are subject to renewal options in favor of the government, the stability and continuity of that portion of the Company's business depends on the periodic exercise by the government of contract renewal options. Further, the government contracting laws provide that the United States government is to do business only with responsible contractors. In this regard, federal agencies have the authority under certain circumstances to suspend or debar a contractor from further government contracting for a certain period of time in order to protect the government's interest. The Company has never been suspended or debarred from government contracting, nor has it ever been the subject of any proceeding for such a purpose.

         CG Railway, Inc. The Company's newly established railcar ferry service began operating in February, 2001. The introduction of this new service in a competitive market, although successful, contributed to the Company's loss in 2001. The Company expects this service to be profitable in 2002, however, it can give no certain assurances that this will occur.

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

         Control by Principal Stockholders. Niels W. Johnsen, the Chairman of the Board and Chief Executive Officer of the Company, Erik F. Johnsen, the President and Chief Operating Officer of the Company (and the brother of Niels
W. Johnsen) and their spouses, children and grandchildren (collectively, the "Johnsen Family"), beneficially owned an aggregate of 41.87% (which includes current exercisable options to acquire 400,000 shares) of the common stock of the Company as of December 31, 2001. By virtue of such ownership, the Johnsen Family may continue to have the power to determine many of the policies of the Company and its subsidiaries, the election of the Company's directors and officers, and the outcome of various corporate actions requiring shareholder approval.

                                    EMPLOYEES

         As of December 31, 2001, the Company employed approximately 491 shipboard personnel and 271 shoreside personnel. The Company considers relations with its employees to be excellent.

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

ITEM 2. PROPERTIES

         Vessels and Barges. Of the 36 ocean-going vessels in the Company's fleet at December 31, 2001, 15 are owned by the Company, six are 30% owned by the Company, two are 12.5% owned by the Company, 10 are leased under charter contracts, and three are operated under operating contracts. Of the 1,722 LASH barges in the Company's fleet, 1,624 are operated in conjunction with the Company's LASH and FLASH vessels. Of these, the Company owns approximately 1,305 LASH barges and leases 319 LASH barges under capital leases with 12-year terms expiring in late 2003 and early 2004. The remaining 98 LASH barges owned by the Company are not required for current vessel operations. All of the Company's LASH barges are registered under the U.S. flag. The Company also owns seven standard river barges, which are chartered to unaffiliated companies on a short-term basis along with two towboats that the Company charters from unaffiliated parties.

         All of the vessels owned, operated, or leased by the Company are in good condition except for the 98 LASH barges not required for current vessel operations. Under governmental regulations, insurance policies, and certain of the Company's financing agreements and charters, the Company is required to maintain its vessels in accordance with standards of seaworthiness, safety, and health prescribed by governmental regulations or promulgated by certain vessel classification societies. The Company has implemented the quality and safety management program mandated by the IMO and has obtained certification of all vessels currently required to have a Safety Management Certificate. In addition, the Company has undertaken an aggressive certification schedule with the majority of the fleet already certified and the remainder to be accomplished in advance of the IMO deadline of July 1, 2002. Vessels in the fleet are maintained in accordance with governmental regulations and the highest classification standards of the American Bureau of Shipping, Norwegian Veritas, or Lloyd's Register classification societies.

         Certain of the vessels and barges owned by the Company's subsidiaries are mortgaged to various lenders to secure such subsidiaries' long-term debt (See Note C - Long-Term Debt of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-12).

         Other Properties. The Company leases its corporate headquarters in New Orleans, its administrative and sales office in New York, and office space in Washington, D.C. and Singapore. The Company also leases space in Orleans Parishes, Louisiana, for the fleeting of barges. Additionally, the Company leases a totally enclosed multi-modal cargo transfer terminal in Memphis, Tennessee, under a lease that expires in June of 2003, with one five-year renewal option. In 2001, the aggregate annual rental payments under these operating leases totaled approximately $2.6 million.

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

         In the normal course of its operations, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the outcome of such claims cannot be predicted with certainty, the Company believes that its insurance coverage and reserves with respect to such claims are adequate and that such claims will not have a material adverse effect on the Company's business or financial condition (See Note G - Commitments and Contingencies of the Notes to the Company's Consolidated Financial Statements contained in this Form 10-K on page F-16).

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

         Niels W. Johnsen, 79, has been the Chairman and Chief Executive Officer of the Company since its commencement of operations in 1979 and served as Chairman and Chief Executive Officer of each of the Company's principal subsidiaries until April of 1997. He previously served as Chairman of Trans Union's ocean shipping group of companies from December of 1971 through May of 1979. He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971. He is also a former director of Reserve Fund, Inc., a money market fund and a former Trustee of Atlantic Mutual Companies, an insurance company. He is the brother of Erik F. Johnsen.

         Erik F. Johnsen, 76, has been the President, Chief Operating Officer, and Director of the Company since its commencement of operations in 1979. Until April of 1997, Mr. Johnsen also served as the President and Chief Operating Officer of each of the Company's principal subsidiaries, except Waterman, for which he served as Chairman of the Executive Committee. Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and served as its President from 1966 until April of 1997. Mr. Johnsen has served as the Chairman of the Board of Assuranceforeningen GARD, a P&I insurance club, since 1994 and has been a member since 1982. He is the brother of Niels W. Johnsen.

         Niels M. Johnsen, 56, is Executive Vice President of the Company. Mr. Johnsen has served as a Director of the Company since April of 1988. He joined Central Gulf on a full time basis in 1970 and held various positions with the Company before being named Executive Vice President in April of 1997. He has also served as chairman of each of the Company's principal subsidiaries, except Waterman, since April of 1997. He is also President of Waterman and N. W. Johnsen & Co., Inc., subsidiaries of the Company engaged in LASH liner service and ship and cargo charter brokerage, respectively. He is the son of Niels W. Johnsen.

         Erik L. Johnsen, 44, is Executive Vice President of the Company. He joined Central Gulf in 1979 and held various positions with the Company before being named Executive Vice President in April of 1997. He has served as a Director of the Company since 1994. He has also served as the President of each of the Company's principal subsidiaries, except Waterman, since April of 1997, and as Executive Vice President of Waterman since September of 1989. He is responsible for all operations of the Company's vessel fleet and leads the Company's Ship Management Group. He is the son of Erik F. Johnsen.

         Gary L. Ferguson, 61, is Vice President and Chief Financial Officer of the Company. He joined Central Gulf in 1968 where he held various positions with the Company prior to being named Controller in 1977, and Vice President and Chief Financial Officer in 1989.

         David B. Drake, 46, is Vice President and Treasurer of the Company. He joined Central Gulf in 1979 and held various positions prior to being named Vice President and Treasurer in 1996.

         Manuel G. Estrada, 47, is Vice President and Controller of the Company. He joined Central Gulf in 1978 and held various positions prior to being named Vice President and Controller in 1996.

         Harold S. Grehan, Jr., 74, is a Director of the Company. He joined Central Gulf in 1958 and became Vice President in 1959, Senior Vice President in 1973 and Executive Vice President and Director in 1979. Mr. Grehan retired from the Company at the end of 1997, and continued to serve as a Director since that time.

         Raymond V. O'Brien, Jr., 74, has served as a Director of the Company since 1979. He is also a director of Emigrant Savings Bank. He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January of 1978 through December of 1992.

         Edwin Lupberger, 65, has served as a Director of the Company since April of 1988. He is the President of Nesher Investments, LLC. Mr. Lupberger served as the Chairman of the Board and Chief Executive Officer of Entergy Corporation from 1985 to 1998.

         Edward K. Trowbridge, 73, has served as a Director of the Company since April of 1994. He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from July of 1988 through November of 1993.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

                        COMMON STOCK PRICES AND DIVIDENDS
                   FOR EACH QUARTERLY PERIOD OF 2000 AND 2001

(Source: New York Stock Exchange)

                                                                                                Dividends
          2000                          High                          Low                          Paid
-------------------------      -----------------------      ------------------------     -------------------------
1st Quarter                             11 3/4                       7 3/4                    .0625/Share
2nd Quarter                             10                           7 3/16                   .0625/Share
3rd Quarter                              9 1/8                       7                        .0625/Share
4th Quarter                              8 3/8                       6                        .0625/Share

                                                                                                Dividends
          2001                          High                          Low                          Paid
-------------------------      -----------------------      ------------------------     -------------------------
1st Quarter                                8 3/10                     6 1/8                    .0625/Share
2nd Quarter                                9 11/20                    7 3/25                   .0625/Share
3rd Quarter                               10                          6 9/10                       N/A
4th Quarter                                7 1/2                      6 1/5                        N/A

Approximate Number of Common Stockholders of Record at March 1, 2002:  609

ITEM 6. SELECTED FINANCIAL DATA

         The information called for by Item 6 is included in the 2001 Annual Report to Shareholders in the section entitled "Summary of Selected Consolidated Financial Data."

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         GROSS VOYAGE PROFIT. Gross voyage profit before depreciation and Impairment Loss decreased 34.1% to $58.2 Million in 2001 as compared to $88.2 Million in 2000. The Company's LINER SERVICES segment gross profit decreased $14.0 Million. This decrease resulted from the Waterman service that had 228 out of service days from unplanned maintenance on two of its vessels and scheduling realignments as a result of those unplanned maintenance periods. In addition, the service experienced a drop in its inbound tonnage volume as a result of market conditions.

         The CONTRACTS OF AFFREIGHTMENT segment had a drop in its gross voyage profit of $4.1 Million reflecting the change in one of the Company's contracts, which resulted in the contract being accounted for in the TIME CHARTERS CONTRACT segment. Prior to 2001, this segment included a contract for a Molten Sulphur Carrier and a contract for two Float-On/Float-Off SPV's, along with one Container/Breakbulk vessel, "JAVA SEA." Effective in the fourth quarter 2000, the segment's contract, previously serviced by the aforementioned vessels, is being serviced by one Ice Strengthened Multi-Purpose vessel, a small Tanker, the "JAVA SEA," and two other Container vessels. The two SPVs previously employed in this trade have been modified to enable them to carry standard gauge railroad cars and were employed on a new service. During 2001, the Company reclassified this service to the OTHER segment as a result of the contract change.

         The TIME CHARTERS CONTRACT segment, excluding the results from the above reclassification decreased $10.3 Million resulting from the completion of charters to the MSC for four of the Company's vessels. Three of these vessels were at the end of their economic lives and were scrapped in March, May and July, 2001 and the other vessel was sold and now operates in the Freeport Indonesian Service. The three RO/RO vessels had fewer operating days in 2001 as a result of required drydockings.

         The OTHER segment's gross profit decreased $5.4 Million as a result of the start-up losses from the Company's Mexican Service, which transports loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico.

IMPAIRMENT LOSS ON ASSETS HELD-FOR-DISPOSAL

         In June of 2001, the Company adopted a plan to separate the LASH service (the Liner Services segment), its Cape-Size Bulk Carrier (the Time Charter Contracts segment) and certain Special Purpose barges (the Other segment), from the balance of its operations and dispose of these assets. In December of 2001, the Company reclassified its Foreign Flag LASH service (operating under the name "Forest Lines") assets which are comprised of two LASH vessels, one Dockship and 599 barges, as assets held for use as a result of extended cargo commitments from a major shipper.

         During 2001, in accordance with SFAS No. 121, the Company recognized an impairment loss of $81,038,000 comprised of $60,553,000 on the U.S. Flag LASH liner service, one Cape-Size Bulk Carrier, and 28 Special Purpose barges, $18,130,000 on its Foreign Flag LASH service and $2,355,000 on one of its LASH vessels that was sold while held for disposal. This vessel completed its commitment under charter with the U.S. Military Command, reached the end of its economic life, and was sold for scrap. The impairment loss on the U.S. and Foreign Flag LASH service was measured as the amount by which the carrying value of the vessel exceeded its estimated fair value. The fair value of the Foreign Flag LASH service assets was estimated by determining the present value of its expected future cash flows using a discount rate believed to be commensurate with the Company's borrowing rate. The impairment loss on the U.S. Flag LASH on charter to MSC was measured as the amount by which the carrying value of the vessel exceeded its estimated fair value at time of sale. The fair value of the vessel was estimated by determining the scrap value per lightweight ton.

         For accounting purposes, the U.S. Flag LASH liner service assets were reclassified in the Company's balance sheet as "Current Assets
Held-for-Disposal" and "Assets Held-for-Disposal," and the Foreign Flag LASH service assets are included within "Vessels, Property and Other Equipment."

         The "Assets Held-for-Disposal" in the Liner Services segment include four U.S. Flag LASH vessels, one Foreign Flag LASH vessel, one FLASH unit, and 1,200 LASH barges. This service transports cargo between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian sub-continent and Southeast Asia operated under the name "Waterman." The past several years have reflected a downward trend in the Liner Services segment as a result of higher operating cost, disruptions in service due to unplanned maintenance and changes in market conditions.

         During the third quarter, 2001, the Company sold the Cape-Size Bulk Carrier previously reflected in the Company's Balance Sheet under "Current Assets Held-for-Disposal." This asset was sold for a loss of approximately $400,000 in excess of the original write-down amount.

         The "Assets Held-for-Disposal" in the Other segment include certain Special Purpose barges. Those assets are no longer in use due to a restructuring of the contract with a major mining company in the fourth quarter of 2000 which allowed the Company to deploy its two special purpose vessels, the Bali Sea and Banda Sea, on a service between Mobile, Alabama and Coatzacoalcos, Mexico ("the Mexican Service"). The Special Purpose barges have been written down to $ .5 Million reflecting a value close to current scrap value. The Company has no debt specifically attributable to these assets. This amount is reflected as part of the Company's Balance Sheet total for "Assets Held-for Disposal."

         In anticipation of the disposal of the U.S. Flag LASH service, a staff reduction of approximately 31% of the Company's shore base staff was effected early in the third quarter, 2001 and in January, 2002. This action reduces the Company's administration and general expenses by approximately $3,600,000 on an annualized basis. Additional reductions are probable as the asset disposition program proceeds.

         VESSEL AND BARGE DEPRECIATION. Vessel and barge depreciation decreased 20.2% from $38.7 Million in 2000 to $31.0 Million in 2001 primarily due to the sale of one of the Company's Ice Strengthened Multi-Purpose vessels, "GREEN RIDGE," the scrapping of three of the Company's LASH vessels, the "JEB STUART," the "GREEN VALLEY," and the "GREEN HARBOUR," and the write-down of the assets included in the LINER SERVICES segment, the TIME CHARTER CONTRACTS segment and the OTHER segment (reference Impairment Loss on Assets Held-for-Disposal) partially offset by the purchase of a Pure Car/Truck Carrier, "CYGNUS LEADER," renamed "GREEN LAKE." The Assets Held-for-Disposal are not being further depreciated as they have been written down to estimated realizable value. The depreciation expense related to these assets for 2000 was $16.7 Million.

         OTHER INCOME AND EXPENSES. Administrative and general expenses increased 3.1% from $22.9 Million in 2000 to $23.6 Million in 2001 primarily reflecting increases associated with the start-up of the Mexican Service and severance payments as a result of a reduction of approximately 20% of the Company's shore base staff. Earnings for the Time Charter Contracts segment in 2001 included a gain of $4.5 Million from the sale of one Pure Car Carrier ("PCC") and a gain of $1.3 Million from the sale of certain other assets no longer required in the Company's operations, partially offset by a loss of $2.3 Million on the sale of two Lash vessels. Interest expense was $26.7 Million for 2001 as compared to $33.8 Million for 2000. This decrease is primarily due to the repurchase of 9% and 7.75% Senior Notes in the second half of 2000 and in

2001 partially offset by the financing associated with the acquisition of the PCTC, "Green Cove," in June of 2000 and the refinancing of two Pure Car Carriers.

         Investment income decreased from $2.1 Million in 2000 to $1.2 Million in 2001 due to a lower average balance of invested funds.

         INCOME TAXES. The Company had a tax benefit of $34.7 Million for 2001 and a provision of $545,000 for 2000 for Federal income taxes at the statutory rate of 35%.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         GROSS VOYAGE PROFIT. Gross voyage profit before depreciation decreased 16.7% to $88.2 Million in 2000 as compared to $105.9 Million in 1999. In 1999, the Company received a settlement with Seminole Electric Cooperative, Inc. ("Seminole") as a result of their early termination of the Company's coal transportation contract. The Company received a settlement of approximately $23.0 Million including proceeds from the sale of three super jumbo River Barges of approximately $648,000. The reported settlement of approximately $20.6 Million was net of related expenses of approximately $1.8 Million, and is included in the Company's CONTRACTS OF AFFREIGHTMENT segment. Excluding this reported settlement from the 1999 results, gross voyage profit increased 7.3% in year 2000 as compared to 1999. The increase occurred primarily in the Company's TIME CHARTER CONTRACTS segment.

         The TIME CHARTER CONTRACTS segment's gross voyage profit before depreciation increased 18.6% from $51 Million in 1999 to $60.5 Million in 2000. The increase was due primarily to supplemental cargoes carried by its U.S. Flag PCTCs in addition to the segment's charter agreements. In addition, the acquisition and commencement of operations of the Company's U.S. Flag PCTC, the "GREEN DALE," in September of 1999 contributed to the increase. The Company also sold one of its U.S. Flag PCCs , the "GREEN BAY," in June of 2000 and replaced it with a newer and larger PCTC, the "GREEN COVE."

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

         VESSEL AND BARGE DEPRECIATION. Vessel and barge depreciation decreased 1.3% from $39.3 Million in 1999 to $38.8 Million in 2000 due to the sale of the "GREEN BAY" and one of the Company's LASH vessels becoming fully depreciated in January of 2000, partially offset by the commencement of operations of the "GREEN DALE" and the "GREEN COVE" as discussed above.

         OTHER INCOME AND EXPENSES. Administrative and general expenses decreased 5.8% from $24.3 Million in 1999 to $22.9 Million in 2000 due to a continuing cost reduction program.

         Earnings in 2000 included a gain of $5.9 Million recognized on the sale of a PCTC in June of 2000 and tugboats in July and December of 2000, offset slightly by the loss recognized on the sale of one of the Company's LASH vessels no longer needed for operations. Earnings in 1999 included a gain of $2.4 Million recognized on the sale of a parcel of land no longer required in the Company's operations and a gain of $9.5 Million recognized on the sale of a PCC in May of 1999 and a towboat in December of 1999, offset slightly by the loss recognized on the sale of two of the Company's FLASH units in October of 1999.

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

         The Company incurred an extraordinary gain of $688,000, net of taxes, in 2000 related to the early retirement of debt. During 2000, the Company retired $24.1 Million of its 7 3/4% Senior Notes due 2007 at various discounts and retired $51.2 Million of its 9% Senior Notes due 2003 at a slight call premium, which amounts include investments held in its bond portfolio purchased by one of the Company's wholly owned subsidiaries.

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

         The Company's working capital decreased from $28.2 Million at December 31, 2000, to $25.5 Million at December 31, 2001, after provision for current maturities of long-term debt and capital lease obligations of $20.6 Million. Cash and cash equivalents increased during 2001 by $9.4 Million to a total of $26.3 Million. This increase was provided by operating activities of $22.6 Million, and cash provided by investing activities of $80.0 Million, partially offset by cash used for financing activities of $93.2 Million.

         Operating activities generated a positive cash flow after adjusting the net loss for non-cash provisions such as depreciation, amortization and impairment loss. Cash flow was provided through the sale of six vessels and other property generating $126.0 Million and proceeds from the sale of short-term investments of $2.8 Million. These were partially offset by $7.6 Million in deferred vessel drydocking charges and $40.1 Million for the purchase of a PCTC .

         The net cash used for financing activities of $80.0 Million included reductions of debt and capital lease obligations of $148.5 Million. Approximately $ 37.9 Million stemmed from regularly scheduled principal payments, $69.6 Million was the payoff of two loans that were replaced with long term operating leases and $41.0 Million was for the repayment of amounts drawn under a line of credit. These reductions were partially offset by proceeds received from financing secured by one of the Company's PCTC's for $1.8 Million, $27.5 Million for the financing of a PCTC and draws against the Company's line of credit totaling $27.0 Million.

         As of December 31, 2001, the balance outstanding on the Company's 9% Senior Notes is $38.085 Million. The Company has also called at par an additional $10.0 Million of the 2003 Notes which will be repaid on March 29, 2002, leaving a balance due on this issue of $28.085 Million. The Company's plan provides for the orderly retirement of the balance of these Notes within the required time frame, including repayment of other debt in accordance with scheduled maturities. It is anticipated that the future projected earnings and the proceeds from the sale of Assets Held-for-Disposal should provide the cash flow to meet these debt obligations, however there can be no assurance.

         During 2001, the Company entered into two sale-leasebacks, one for one of the Company's domestic PCTCs and another for one of the Company's foreign flag PCTCs. Additionally in December 2001, the Company renegotiated its capital lease agreement for one of the Company's domestic PCTCs and subsequently reclassified the lease to an operating lease. The gains on these sale-leasebacks are deferred over the life of the leases. The terms of the leases are 12 years for the domestic PCTC, 15 years for the foreign flag PCTC, and 10 years for the other domestic PCTC. The vessels under these leases are operated under fixed charter agreements covering the terms of the respective leases.

         At December 31, 2001, the Company's revolving credit facility of $10.0 Million was fully available. This facility expires April 23, 2003.

         Despite the reported loss during 2001, the Company continues to meet all of its financial covenants under its various debt agreements, after these were amended, effective June, 2001. However as a result of previously scheduled tightening of certain debt covenants commencing in 2002, management is taking steps to ensure continuing compliance including reaching agreements with various lending institutions to further amend the various debt covenants for the year 2002. The Company expects to have timely approval from the lending institutions, however it can not give assurances at this time.

         The following is a summary of the Company's contractual obligations as of December 31, 2001:


                                               PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS           2002       2003       2004       2005       2006     THEREAFTER
-----------------------         --------   --------   --------   --------   --------   ----------
       (000'S)
Long-Term Debt                  $ 15,346   $ 54,177   $ 14,043   $ 14,309   $ 14,496   $  133,456
Capital Lease Obligations       $  6,470   $  5,515   $  3,390   $  1,977   $     --   $       --
Operating Leases                $ 18,337   $ 17,532   $ 16,252   $ 16,316   $ 16,319   $  124,150
                                --------   --------   --------   --------   --------   ----------
Total Contractual Obligations   $ 40,153   $ 77,224   $ 33,685   $ 32,602   $ 30,815   $  257,606
                                ========   ========   ========   ========   ========   ==========

         Management believes that normal operations will provide sufficient working capital and cash flows to meet debt service during the foreseeable future as most of the Company's operations are tied to existing medium to long-term charters or contracts providing it with adequate liquidity. The Company's start-up railcar ferry, servicing Mexico, is supported by two of its vessels and is projected to be profitable in 2002 and contribute to the Company's positive cash flows. The Company believes that alternative placement for the two vessels could be found if outside market conditions impact the projected results of the railcar ferry service. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of its unencumbered vessels or restructure debt.

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

STOCK REPURCHASE PROGRAM

         In October of 1998, the Company's Board of Directors approved a stock repurchase program to buy up to 500,000 shares of its common stock. In October of 1999, the Company completed the program and the Company's Board of Directors approved another stock repurchase program to buy up to 1,000,000 shares of its common stock, based on the Board's belief that the market value of the Company's common stock did not adequately reflect the Company's inherent value. As of December 31, 2001, 600,000 shares had been repurchased under these two programs for a total cost of $7,571,000 at an average market price of $12.68 per share, of which 4,300 shares were repurchased during 2000. No shares were repurchased during 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board ("FASB') issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However in June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholder's Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts and commodity swap contracts (See Note M - Fair Value of Financial Instruments and Derivatives of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-21).

         In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstance and also requires goodwill to be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective fiscal years beginning after December 15, 2001. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The adoption of any of the above is not expected to have a material impact on the Company's financial statements, because the Company does not have any goodwill recorded or any assets that require retirement obligations.

         In August 2001, the FASB issues SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement revises current guidance with respect to the process for measuring impairment of long-lived assets. The Company's adoption of SFAS No. 144 will only impact the accounting for future transactions relating to the impairment or disposal of long-lived assets.

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

         INTEREST RATE RISK. The fair value of the Company's cash and short-term investment portfolio at December 31, 2001, approximated carrying value due to its short-term duration. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for the Company's investment portfolio was not material.

         The fair value of long-term debt, including current maturities, was estimated to be $248.4 Million compared to a carrying value of $245.8 Million. The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to the Company's long-term debt at December 31, 2001, would be approximately $4.3 Million or 2% of the carrying value.

         The Company entered into two interest rate swap agreements with commercial banks, one in December of 1998 and another in September of 1999, in order to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. In August of 2001, the Company terminated its swap agreement entered into in December of 1998. For the remaining agreement, the fixed rate payor is the Company, and the floating rate payor is the commercial bank. While the arrangement is structured to reduce the Company's exposure to increases in interest rates, it also limits the benefit the Company might otherwise receive from any decreases in interest rates.

         The fair value of the remaining agreement at December 31, 2001, estimated based on the amount that the banks would receive or pay to terminate the swap agreement at the reporting date, taking into account current market conditions and interest rates, was a liability of $1.8 Million. A hypothetical 10% decrease in interest rates as of December 31, 2001 would have resulted in a $229,000 increase in the fair value of the liability.

         FOREIGN EXCHANGE RATE RISK. The Company has entered into foreign exchange contracts to hedge certain firm sale commitments with varying maturities throughout 2002. The exchange rates at which these hedges were entered into did not materially differ from the exchange rates in effect at December 31, 2001. The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates applicable to these contracts at December 31, 2001, was a liability of approximately $192,000.

         COMMODITY PRICE RISK. During 2001, the Company entered into two commodity swap agreements to manage the Company's exposure to price risk related to the purchase of a portion of the estimated 2002 fuel requirements for its LINER SERVICES segment. The agreement locked in the price the Company would pay per ton of fuel for 2002 at a specific price for a specified quantity. While this arrangement is structured to reduce the Company's exposure to increases in fuel prices, it also limits the benefit the Company might otherwise receive from any price decreases associated with this commodity.

         The fair value of these agreements at December 31, 2001, estimated based on the difference between year-end price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreements, was a liability of $204,000. A hypothetical 10% decrease in the fuel prices as of December 31, 2001 would have resulted in a $423,000 increase in the fair value of the liability.

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

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by Item 11 is included on pages 6, 7, 8 and 9 of the Company's definitive proxy statement dated March 12, 2001, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is included on pages 2, 3, and 4 of the Company's definitive proxy statement dated March 12, 2001, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is included on pages 2, 3, 4, 9 and 10 of the Company's definitive proxy statement dated March 12, 2001, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following financial statements, schedules and exhibits are filed as part of this report:

(a) 1.   Financial Statements

         The following financial statements and related notes are included on pages F-1 through F-26 of this Form 10-K.

         Report of Independent Public Accountants

         Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

         Consolidated Balance Sheets at December 31, 2001 and 2000

         Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

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

(b) No reports on Form 8-K were filed for the three-month period ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)


March 1, 2001                By /s/ Gary L. Ferguson
                                --------------------------------
                                Gary L. Ferguson
                                Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)

March 1, 2001                By /s/ Niels W. Johnsen
                                --------------------------------
                                Niels W. Johnsen
                                Chairman of the Board, Director and
                                Chief Executive Officer


March 1, 2001                By /s/ Erik F. Johnsen
                                --------------------------------
                                Erik F. Johnsen
                                President and Director


March 1, 2001                By /s/ Niels M. Johnsen
                                --------------------------------
                                Niels M. Johnsen
                                Executive Vice President and Director


March 1, 2001                By /s/ Erik L. Johnsen
                                --------------------------------
                                Erik L. Johnsen
                                Executive Vice President and Director


March 1, 2001                By /s/ Harold S. Grehan, Jr.
                                --------------------------------
                                Harold S. Grehan, Jr.
                                Director


March 1, 2001                By /s/ Raymond V. O'Brien, Jr.
                                --------------------------------
                                Raymond V. O'Brien, Jr.
                                Director

March 1, 2001                By /s/ Edwin Lupberger
                                --------------------------------
                                Edwin Lupberger
                                Director


March 1, 2001                By /s/ Edward K. Trowbridge
                                --------------------------------
                                Edward K. Trowbridge
                                Director


March 1, 2001                By /s/ Gary L. Ferguson
                                --------------------------------
                                Gary L. Ferguson
                                Vice President and Chief Financial Officer


March 1, 2001                By /s/ Manny G. Estrada
                                --------------------------------
                                Manny G. Estrada
                                Vice President and Controller

                          INDEX OF FINANCIAL STATEMENTS

Report of Independent Public Accountants.....................................................................F-2

Consolidated Statements of Income for the years ended
   December 31, 2001, 2000, and 1999.........................................................................F-3

Consolidated Balance Sheets at December 31, 2001 and 2000....................................................F-4

Consolidated Statements of Changes in Stockholders' Investment
   for the years ended December 31, 2001, 2000, and 1999.....................................................F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000, and 1999.........................................................................F-7

Notes to Consolidated Financial Statements...................................................................F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of International Shipholding Corporation:

         We have audited the accompanying consolidated balance sheets of International Shipholding Corporation (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Shipholding Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                             Arthur Andersen LLP
New Orleans, Louisiana
January 11, 2002

                      INTERNATIONAL SHIPHOLDING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (All Amounts in Thousands Except Share Data)



                                                                        Year Ended December 31,
                                                                    2001          2000          1999
                                                                 ----------    ----------    ----------
Revenues                                                         $  289,911    $  342,388    $  338,666
Subsidy Revenue                                                      14,459        14,717        13,991
Net Revenue from Contract Settlement                                     --            --        20,552
                                                                 ----------    ----------    ----------
                                                                    304,370       357,105       373,209
                                                                 ----------    ----------    ----------
Operating Expenses:
         Voyage Expenses                                            246,180       268,857       267,263
         Vessel and Barge Depreciation                               30,960        38,773        39,265
         Impairment Loss                                             81,038            --            --
                                                                 ----------    ----------    ----------
Gross Voyage (Loss) Profit                                          (53,808)       49,475        66,681
                                                                 ----------    ----------    ----------
Administrative and General Expenses                                  23,578        22,871        24,282
Net Gain on Sale of Vessels/Other Assets                              3,501         5,911        11,573
                                                                 ----------    ----------    ----------
Operating (Loss) Income                                             (73,885)       32,515        53,972
                                                                 ----------    ----------    ----------
Interest:
         Interest Expense                                            26,737        33,764        32,102
         Investment Income                                           (1,157)       (2,118)       (1,339)
                                                                 ----------    ----------    ----------
                                                                     25,580        31,646        30,763
                                                                 ----------    ----------    ----------
(Loss) Income Before (Benefit) Provision for Income
   Taxes, Equity in Net Income (Loss) of Unconsolidated
   Entities and Extraordinary Item                                  (99,465)          869        23,209
                                                                 ----------    ----------    ----------
(Benefit) Provision for Income Taxes:
         Current                                                         47         2,212         4,086
         Deferred                                                   (34,698)       (1,667)        4,131
         State                                                           83           102           284
                                                                 ----------    ----------    ----------
                                                                    (34,568)          647         8,501
                                                                 ----------    ----------    ----------
Equity in Net Income (Loss) of Unconsolidated
    Entities (Net of Applicable Taxes)                                  463           (74)          (85)
                                                                 ----------    ----------    ----------
(Loss) Income Before Extraordinary Item                             (64,434)          148        14,623
                                                                 ----------    ----------    ----------
Extraordinary Gain on Early Extinguishment of Debt
    (Net of Income Tax Provision of $8 and $370, Respectively)           15           688            --
                                                                 ----------    ----------    ----------
Net (Loss) Income                                                $  (64,419)   $      836    $   14,623
                                                                 ==========    ==========    ==========
Basic and Diluted Earnings Per Share:
         (Loss) Income Before Extraordinary Item                 $   (10.59)   $     0.03    $     2.28
         Extraordinary Gain                                            0.00          0.11            --
                                                                 ----------    ----------    ----------
         Net (Loss) Income                                       $   (10.59)   $     0.14    $     2.28
                                                                 ==========    ==========    ==========



        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (All Amounts in Thousands)


                                                                           DECEMBER 31,    December 31,
ASSETS                                                                         2001            2000
                                                                           ------------    ------------
Current Assets:
         Cash and Cash Equivalents                                         $     26,339    $     16,906
         Marketable Securities                                                    3,059           6,018
         Accounts Receivable, Net of Allowance for Doubtful
               Accounts of $603 and $282 in 2001 and 2000, Respectively:
                        Traffic                                                  24,979          49,278
                        Agents'                                                   2,873           5,226
                        Claims and Other                                         15,289           9,513
         Federal Income Taxes Receivable                                            100             812
         Net Investment in Direct Financing Leases                                1,774           3,621
         Other Current Assets                                                     4,691           8,074
         Material and Supplies Inventory, at Lower of Cost or Market              2,932          11,016
         Current Assets Held for Disposal                                         5,022              --
                                                                           ------------    ------------
Total Current Assets                                                             87,058         110,464
                                                                           ------------    ------------
Assets Held for Disposal                                                          9,916              --
                                                                           ------------    ------------
Marketable Equity Securities                                                         88             186
                                                                           ------------    ------------
Investment in Unconsolidated Entities                                             7,857           3,538
                                                                           ------------    ------------
Net Investment in Direct Financing Leases                                        53,209         108,106
                                                                           ------------    ------------
Vessels, Property, and Other Equipment, at Cost:
         Vessels and Barges                                                     333,037         744,999
         Other Marine Equipment                                                   4,709           8,291
         Terminal Facilities                                                     13,460          18,377
         Land                                                                     1,038           1,230
         Furniture and Equipment                                                 12,099          15,974
                                                                           ------------    ------------
                                                                                364,343         788,871
Less -  Accumulated Depreciation                                               (106,010)       (374,006)
                                                                           ------------    ------------
                                                                                258,333         414,865
                                                                           ------------    ------------
Other Assets:
         Deferred Charges, Net of Accumulated Amortization
              of $16,580 and $30,867 in 2001 and 2000, Respectively              14,240          32,296
         Acquired Contract Costs, Net of Accumulated Amortization
              of $18,520 and $17,065 in 2001 and 2000, Respectively              12,006          13,461
         Due from Related Parties                                                   611             633
         Other                                                                   17,085          11,627
                                                                           ------------    ------------
                                                                                 43,942          58,017
                                                                           ------------    ------------
                                                                           $    460,403    $    695,176
                                                                           ============    ============



        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (All Amounts in Thousands Except Share Data)


                                                                                       DECEMBER 31,    December 31,
                                                                                           2001            2000
                                                                                       ------------    ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
         Current Maturities of Long-Term Debt                                          $     15,346    $     22,181
         Current Maturities of Capital Lease Obligations                                         --           7,824
         Accounts Payable and Accrued Liabilities                                            40,970          52,276
         Current Maturities of Capital Lease Obligations on Assets Held for Disposal          5,241              --
                                                                                       ------------    ------------
Total Current Liabilities                                                                    61,557          82,281
                                                                                       ------------    ------------
Billings in Excess of Income Earned and Expenses Incurred                                     1,765           5,462
                                                                                       ------------    ------------
Long-Term Capital Lease Obligations on Assets Held for Disposal                               9,795              --
                                                                                       ------------    ------------
Long-Term Capital Lease Obligations, Less Current Maturities                                     --          51,827
                                                                                       ------------    ------------
Long-Term Debt, Less Current Maturities                                                     230,481         308,037
                                                                                       ------------    ------------
Other Long-Term Liabilities:
         Deferred Income Taxes                                                                8,390          43,300
         Claims and Other                                                                    33,510          22,737
                                                                                       ------------    ------------
                                                                                             41,900          66,037
                                                                                       ------------    ------------

Commitments and Contingent Liabilities

Stockholders' Investment:
         Common Stock, $1.00 Par Value, 10,000,000 Shares
                Authorized, 6,756,330 Shares Issued at
                December 31, 2001 and 2000                                                    6,756           6,756
         Additional Paid-In Capital                                                          54,450          54,450
         Retained Earnings                                                                   64,575         129,755
         Less - 673,443 Shares of Common Stock in Treasury,
                at Cost, at December 31, 2001 and 2000                                       (8,704)         (8,704)
         Accumulated Other Comprehensive Loss                                                (2,172)           (725)
                                                                                       ------------    ------------
                                                                                            114,905         181,532
                                                                                       ------------    ------------
                                                                                       $    460,403    $    695,176
                                                                                       ============    ============



        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                           (All Amounts in Thousands)


                                                                                                    Accumulated
                                                         Additional                                   Other
                                              Common      Paid-In       Retained      Treasury     Comprehensive
                                              Stock       Capital       Earnings       Stock       Income (Loss)      Total
                                             --------    ----------    ----------    ----------    -------------    --------
Balance at December 31, 1998                 $  6,756    $   54,450    $  117,399    $   (1,422)   $         (75)   $177,108
Comprehensive Income:
    Net Income for Year Ended
     December 31, 1999                             --            --        14,623            --               --      14,623
    Other Comprehensive Loss:
      Unrealized Holding Loss on
        Marketable Securities,
        Net of Deferred Taxes of ($233)            --            --            --            --             (433)       (433)
                                                                                                                    --------
Total Comprehensive Income                                                                                            14,190
Treasury Stock                                     --            --            --        (7,232)              --      (7,232)
Cash Dividends                                     --            --        (1,582)           --               --      (1,582)
                                             --------    ----------    ----------    ----------    -------------    --------
Balance at December 31, 1999                 $  6,756    $   54,450    $  130,440    $   (8,654)   $        (508)   $182,484
                                             ========    ==========    ==========    ==========    =============    ========
Comprehensive Income:
    Net Income for Year Ended
     December 31, 2000                             --            --           836            --               --         836
    Other Comprehensive Loss:
      Unrealized Holding Loss on
        Marketable Securities,
        Net of Deferred Taxes of ($117)            --            --            --            --             (217)       (217)
                                                                                                                    --------
Total Comprehensive Income                                                                                               619
Treasury Stock                                     --            --            --           (50)              --         (50)
Cash Dividends                                     --            --        (1,521)           --               --      (1,521)
                                             --------    ----------    ----------    ----------    -------------    --------
Balance at December 31, 2000                 $  6,756    $   54,450    $  129,755    $   (8,704)   $        (725)   $181,532
                                             ========    ==========    ==========    ==========    =============    ========
COMPREHENSIVE LOSS:
    NET LOSS FOR THE YEAR ENDED
      DECEMBER 31, 2001                            --            --       (64,419)           --               --     (64,419)
   Other Comprehensive Loss:
     Unrealized Holding Loss on
       Marketable Securities,
       Net of Deferred Taxes of ($76)              --            --            --            --             (144)       (144)
   Cumulative Effect of Adoption
       of SFAS No. 133, Net of Deferred
       Taxes of ($135), on January 1, 2001                                                                  (250)       (250)
    Unrealized Holding Loss on
        Derivatives, Net of Deferred
        Taxes of ($567)                            --            --            --            --           (1,053)     (1,053)
                                                                                                                    --------
Total Comprehensive Loss                                                                                             (65,866)
Cash Dividends                                     --            --          (761)           --               --        (761)
                                             --------    ----------    ----------    ----------    -------------    --------
BALANCE AT DECEMBER 31, 2001                 $  6,756    $   54,450    $   64,575    $   (8,704)   $      (2,172)   $114,905
                                             ========    ==========    ==========    ==========    =============    ========



        The accompanying notes are an integral part of these statements.

                INTERNATIONAL SHIPHOLDING CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (All Amounts in Thousands)


                                                                             Year Ended December 31,
                                                                        2001          2000          1999
                                                                     ----------    ----------    ----------
Cash Flows from Operating Activities:
    Net (Loss) Income                                                $  (64,419)   $      836    $   14,623
    Adjustments to Reconcile Net (Loss) Income to Net Cash
      Provided by Operating Activities:
         Depreciation                                                    32,580        41,716        42,056
         Amortization of Deferred Charges and Other Assets               11,311        18,002        18,052
         (Benefit) Provision for Deferred Income Taxes                  (34,698)       (1,667)        4,131
         Equity in Net (Gain) Loss of Unconsolidated Entities              (463)           74            85
         Gain on Sale of Vessels/Other Assets                            (3,501)       (5,868)      (11,598)
         Net Revenue from Contract Settlement                                --            --       (20,552)
         Proceeds from Contract Settlement                                   --            --        22,327
         Impairment Loss                                                 81,038            --            --
         Extraordinary Gain                                                 (15)         (688)           --
      Changes in:
         Accounts Receivable                                             20,763        (1,898)       (7,026)
         Inventories and Other Current Assets                             3,790        (1,213)          556
         Other Assets                                                    (5,493)        3,595           110
         Accounts Payable and Accrued Liabilities                       (13,851)         (117)      (10,884)
         Federal Income Taxes Payable                                       982          (586)        2,225
         Billings in Excess of Income Earned and Expenses Incurred       (4,109)          379        (2,016)
         Other Long-Term Liabilities                                     (1,347)       (3,096)       (4,509)
                                                                     ----------    ----------    ----------
Net Cash Provided by Operating Activities                                22,568        49,469        47,580
                                                                     ----------    ----------    ----------
Cash Flows from Investing Activities:
    Net Investment in Direct Financing Leases                             2,540         3,482       (55,082)
    Purchase of Vessels and Other Property                              (40,171)      (34,002)      (53,180)
    Additions to Deferred Charges                                        (7,589)       (8,410)      (14,497)
    Proceeds from Sale of Vessels and Other Property                    126,011        21,741        25,771
    Proceeds from Sale of Short-Term Investments                          2,824         5,021            38
    Investment in Unconsolidated Entities                                (3,627)       (1,906)         (584)
    Partial Sale of Unconsolidated Entities                                  --           511           681
    Other Investing Activities                                               46          (511)           54
                                                                     ----------    ----------    ----------
Net Cash Provided (Used) by Investing Activities                         80,034       (14,074)      (96,799)
                                                                     ----------    ----------    ----------
Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt and Capital Lease Obligations         56,300       137,400       128,400
    Reduction of Debt and Capital Lease Obligations                    (148,513)     (174,217)      (83,142)
    Additions to Deferred Financing Charges                                (195)         (639)         (572)
    Purchase of Treasury Stock                                               --           (50)       (7,232)
    Common Stock Dividends Paid                                            (761)       (1,521)       (1,582)
    Other Financing Activities                                               --         1,877            --
                                                                     ----------    ----------    ----------
Net Cash (Used) Provided by Financing Activities                        (93,169)      (37,150)       35,872
                                                                     ----------    ----------    ----------
Net Increase (Decrease) in Cash and Cash Equivalents                      9,433        (1,755)      (13,347)
Cash and Cash Equivalents at Beginning of Year                           16,906        18,661        32,008
                                                                     ----------    ----------    ----------
Cash and Cash Equivalents at End of Year                             $   26,339    $   16,906    $   18,661
                                                                     ==========    ==========    ==========



        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of International Shipholding Corporation (a Delaware corporation) and its majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated.

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

NATURE OF OPERATIONS

         The Company, through its subsidiaries, operates a diversified fleet of U.S. and international flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium- to long-term charters or contracts. At December 31, 2001, the Company's fleet consisted of 36 ocean-going vessels, 2 towboats, 7 river barges, 28 Special Purpose barges, 1,722 LASH (Lighter Aboard SHip) barges, and related shoreside handling facilities. In January and February of 2002, the Company sold two of its LASH vessels along with 164 LASH barges which are reflected on the Balance Sheet as "Current Assets Held for Disposal." The Company's strategy is to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire, or construct vessels to meet the requirements of those charters or contracts, and (iii) secure financing for the vessels predicated primarily on those charter or contract arrangements.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

VOYAGE ACCOUNTING

         Revenues and expenses relating to voyages are recorded on the percentage-of-completion method, except that provisions for loss voyages are recorded when contracts for the voyages are fixed and when losses become apparent for voyages in progress. Length of time for a voyage can vary from eight to eighty days depending upon the service. Use of the percentage-of-completion method requires management to make estimates and assumptions that affect the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

VESSELS AND OTHER PROPERTY

         Costs of all major property additions and betterments are capitalized. Ordinary maintenance and repair costs are expensed as incurred. Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired. No interest was capitalized in 2001, 2000, or 1999.

         Assets under capital leases are recorded on the consolidated balance sheets under the caption Assets Held for Disposal in 2001 and Vessels, Property, and Other Equipment, at Cost in 2000 (See Note B and H).

         For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method. Estimated useful lives of Vessels, Other Marine Equipment, Terminal Facilities, and Furniture and Equipment are as follows:

                                                                  Years
                                                                  -----
      2 LASH Vessels                                                30
      3 Pure Car/Truck Carriers                                     20
      1 Coal Carrier                                                15
      6 Other Vessels*                                              25
      Other Marine Equipment                                       3-12
      Terminal Facilities                                          5-23
      Furniture and Equipment                                      3-10

* Includes one Ice Strengthened Multi-Purpose vessel, two Float-On/Float-Off Special Purpose vessels, a Dockship, a Molten Sulphur Carrier, and a Container vessel. At December 31, 2001, the Company's fleet of 36 vessels also included five LASH vessels and one FLASH unit held for disposal (See Note B), three Roll-On/Roll-Off vessels which it operates, an Ice Strengthened Multi-Purpose vessel, a Tanker and two Container vessels which it charters in for one of its services, three Pure Car/Truck Carriers ("PCTCs") which it charters in for its Time Charter contracts, two Cape-Size Bulk Carriers in which the Company owns a 12.5% interest and six Cement Carriers in which the Company owns a 30% interest.

INVENTORIES

         Inventories are stated at the lower of cost or market. The base-stock method is used for the Company's vessels, and the first-in, first-out ("FIFO") method is used for fuel.

INCOME TAXES

         Deferred income taxes are provided on items of income and expense which affect taxable income in one period and financial income in another.

         Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation. However, pursuant to existing U.S. Tax Laws, earnings from certain foreign operations are subject to U.S. income taxes (See Note E).

FOREIGN CURRENCY TRANSACTIONS

         Certain of the Company's revenues and expenses are converted into or denominated in foreign currencies, primarily Singapore Dollar, Indonesian Rupiah, Euro, British Pound, and Indian Rupee. All exchange adjustments are charged or credited to income in the year incurred. An exchange loss of $54,000, an exchange gain of $483,000, and an exchange loss of $119,000 were recognized for the years ended December 31, 2001, 2000, and 1999, respectively.

DIVIDEND POLICY

          The Board of Directors declared and paid dividends of 6.25 cents per share for each quarter in 2000 and 1999 and for the first and second quarter in 2001. In June of 2001, the Board of Directors elected to suspend future quarterly dividend payments indefinitely as those payments would have exceeded the restricted payments amount as defined in the Company's Debt Covenants (See Note C).

NET INCOME PER COMMON SHARE

         Earnings per common share are based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 6,082,887, 6,082,954, and 6,424,193 for the years ended December 31, 2001, 2000, and 1999, respectively. Basic and diluted weighted average common shares outstanding were the same for each of these years. The effect of 475,000 stock options granted during 1998, which were terminated and reissued in 1999, was anti-dilutive for all periods (see Note D).

SUBSIDY AGREEMENTS

          The Maritime Security Act ("MSA"), which provides for a new subsidy program for certain U.S. flag vessels, was signed into law in October of 1996. During 2001, seven of the Company's vessels qualified, and received contracts, for MSA participation including three LASH vessels and four of the Company's PCTCs. In January of 2002, the Company sold one of the LASH vessels that had been receiving subsidy payments, and its subsidy payments were suspended at that time. The Company has until July 16, 2002, to locate a qualified replacement vessel in order to retain the MSA contract. The remaining two LASH vessels for which the Company is receiving subsidy payments are classified as Assets Held for Disposal. When disposed, the Company plans to find qualified replacement vessels to retain those MSA contracts. However, there can be no assurances that qualified vessels will be acquired. The MSA provides for annual subsidy payments of $2,100,000 per year per vessel through September 30, 2005. These payments are subject to appropriation each year and are not guaranteed.

SELF-RETENTION INSURANCE

         The Company is self-insured for most Personal Injury and Cargo claims under $1,000,000, for Hull claims under $2,500,000, and for claims for Loss of Hire under 60 days The Company maintains insurance for individual claims over the above levels and maintains Stop Loss insurance to cover aggregate claims between those levels and the primary deductible levels. Primary deductibles are $25,000 for Hull, Personal Injury, and Cargo, $1,000 for LASH barges, and 10 days for Loss of Hire. The Company is responsible for all claims under the primary deductibles. Under the Stop Loss insurance, claim costs between the primary deductible and $1,000,000 and $2,500,000, as applicable, are the responsibility of the Company until the aggregate Stop Loss amount is met. The aggregate annual Stop Loss, excluding primary deductibles, is $6,000,000 for each of the policy years ending June 26, 2002, 2001, and 2000. After the Company has retained the aggregate amounts, all additional claims up to an additional aggregate amount of $6,000,000 are recoverable from underwriters.

         Provisions for losses are recorded based on the Company's estimate of the eventual settlement costs. The current portions of these liabilities were $7,884,000 and $9,046,000 at December 31, 2001 and 2000, respectively, and the noncurrent portions of these liabilities were $2,483,000 and $4,059,000 at December 31, 2001 and 2000, respectively.

STOCK REPURCHASE PROGRAM

         In October of 1998, the Company's Board of Directors approved a stock repurchase program to buy up to 500,000 shares of its common stock. In October of 1999, the Company completed the program and the Company's Board of Directors approved another stock repurchase program to buy up to 1,000,000 shares of its common stock, based on the Board's belief that the market value of the Company's common stock did not adequately reflect the Company's inherent value. Repurchases are being made in the open market or in privately negotiated transactions at the discretion of the Company's management, depending upon financial and market conditions. As of December 31, 2001, 600,000 shares had been repurchased under these two programs for a total cost of $7,571,000 at an average market price of $12.68, per share of which 4,300 shares were repurchased during 2000. No shares were repurchased during 2001.

NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, in June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholder's Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts and commodity swap contracts (See Note M).

         In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstance and also requires goodwill to be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The adoption of any of the above is not expected to have a material impact on the Company's financial statements, because the Company does not have any goodwill recorded or any assets that require retirement obligations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement revises current guidance with respect to the process for measuring impairment of long-lived assets. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The reclassification of certain of the Company's assets to Assets Held for Disposal during 2001 was made prior to the Company's adoption of SFAS No. 144. Thus, these assets will continue to be accounted for under SFAS No. 121. The Company's adoption of SFAS No. 144 will only impact the accounting for future transactions relating to the impairment or disposal of long-lived assets.

NOTE  B - PROPERTY

         In June of 2001, the Company adopted a plan to separate the LASH service (the Liner Services segment), its Cape-Size Bulk Carrier (the Time Charter Contracts segment) and certain Special Purpose barges (the Other segment), from the balance of its operations and dispose of these assets. The past several years have reflected a downward trend in the Liner Services segment as a result of higher operating cost, disruptions in service due to unplanned maintenance and changes in market conditions. In December of 2001, the Company reclassified its Foreign Flag LASH Service assets, which are comprised of two LASH vessels, one Dockship, and 599 LASH barges, as assets held for use as a result of extended cargo commitments from a major shipper.

         During 2001, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" issued by the FASB, the Company recognized an impairment loss of $81,038,000 comprised of $60,553,000 on the U.S. Flag LASH service, one Cape-Size Bulk Carrier, and 28 Special Purpose barges, $18,130,000 on its Foreign Flag LASH service, and $2,355,000 on one of its LASH vessels that was sold while held for disposal. This vessel completed its commitment under charter with the U.S. Military Command, reached the end of its economic life, and was sold for scrap. This impairment loss on the U.S. and Foreign Flag LASH service was measured as the amount by which the carrying value of the vessel exceeded its fair value. The fair value of the Foreign Flag LASH service assets was estimated by determining the present value of its expected future cash flows using a discount rate believed to be commensurate with the Company's borrowing rate. The impairment loss on the U.S. Flag LASH on charter to MSC was measured as the amount by which the carrying value of the vessel exceeded its fair value. The fair value of the vessel was estimated by determining the scrap value per lightweight ton.

         During 2001, the Company sold its Cape-Size Bulk Carrier and 77 LASH barges. In January and February of 2002, the Company sold two of its LASH vessels along with 164 LASH barges. The Company is still in the process of disposing of the remaining LASH assets and Special Purpose barges. For accounting purposes, these assets have been reclassified in the Company's balance sheet as "Current Assets Held-for-Disposal" and "Assets Held-for-Disposal."

         During 2000 and 1999, the Company grouped all LASH barges into pools with estimated useful lives corresponding to the remaining useful lives of the vessels with which they are utilized. Major barge refurbishments were capitalized and included in the aforementioned group of barge pools. From time to time, the Company disposes of barges in the ordinary course of business. In these cases, proceeds from the disposition are credited to the remaining net book value of the respective pool and future depreciation charges are adjusted accordingly. In June 2001, a portion of these barges was moved to "Assets Held-for-Disposal" and is no longer being depreciated. The remaining barges are being handled in the same manner as was done in 2000 and 1999.

         The Company owns a coal transfer terminal facility which it operated for use with a coal transportation contract with Seminole Electric Cooperative, Inc. ("Seminole"), a Florida-based electric utility, which was terminated prematurely by Seminole in December of 1998. The Company received a settlement in July of 1999 of $22,975,000 including proceeds from the sale of the Company's three super jumbo river barges of approximately $648,000. The reported settlement of $20,552,000 was net of related expenses of approximately $1,800,000. The Company is continuing to look at various business options that would utilize the coal transfer terminal facility.

         During 2001, the Company recognized a net gain on sale of Vessels/Other Assets of $3,501,000 including a gain of $4,485,000 on the sale of one of the Company's PCTCs, which was replaced by a newer and larger PCTC, a gain of $464,000 on the sale of tugboats and a gain of $930,000 on the sale of other assets no longer needed for operations, offset by a loss of $2,378,000 on two of the Company's LASH vessels which completed their commitment under charter with the U.S. Military Sealift Command ("MSC") and were no longer needed for operations. During 2000, the Company recognized a net gain of $5,911,000 primarily including a gain of $6,063,000 on the sale of one of the Company's PCTCs, which was replaced by a newer and larger PCTC, a gain of $600,000 on the sale of tugboats no longer needed for operations, offset slightly by the loss of approximately $1,000,000 on the sale of one of the Company's LASH vessels no longer needed for operations. During 1999, the Company recognized a net gain of $11,573,000 including a gain of $2,408,000 on the sale of a parcel of land no longer required in the Company's operations, a gain of $1,777,000 on the sale of a towboat and a gain of $7,752,000 on the sale of one of the Company's Pure Car Carriers ("PCCs"), which was replaced by a newer and larger PCTC, offset slightly by a loss of $364,000 on the sale of two of the Company's FLASH units.

NOTE C - LONG-TERM DEBT

                                                                              (All Amounts in Thousands)

                                      INTEREST RATE                              TOTAL PRINCIPAL DUE
                                DECEMBER 31,   December 31,                  DECEMBER 31,    December 31,
Description                         2001           2000           DUE            2001            2000
                                ------------   ------------   ------------   ------------    ------------
Unsecured Senior Notes -
     Fixed Rate                  7.75-9.00%     7.75-9.00%     2003-2007     $    121,508    $    124,568
Fixed Rate Notes Payable           6.70%          6.70%          2008              24,067          28,263
Variable Rate Notes Payable     2.90-4.6375%    7.25-7.95%     2009-2011           85,875         142,112
U.S. Government Guaranteed
     Ship Financing Notes and
     Bonds - Fixed Rate            8.30%          8.30%          2009              14,377          17,275
Lines of Credit                     N/A         7.63-9.50%       2003                  --          18,000
                                                                             ------------    ------------
                                                                             $    245,827    $    330,218
Less Current Maturities                                                           (15,346)        (22,181)
                                                                             ------------    ------------
                                                                             $    230,481    $    308,037
                                                                             ============    ============

         During 2001, the Company retired $3,105,000 of the 9% Senior Notes due 2003 at a slight discount. During 2000, the Company retired $24,070,000 of the 7 3/4% Senior Notes at various discounts and retired $51,199,000 of the 9% Senior Notes due 2003 at a slight premium. Upon retirement of this indebtedness, the Company recorded an Extraordinary Gain on Early Extinguishment of Debt for the years ended December 31, 2001 and 2000 of approximately $15,000 and $688,000, net of taxes, respectively. In January and February of 2002, the Company retired an additional $1,000,000 and $400,000, respectively of the 9% Senior Notes due 2003 at a slight discount. During February, 2002, the Company gave the trustee an irrevocable notice to retire $10,000,000 of the 9% Senior Notes due 2003, at par in March, 2002.

         The aggregate principal payments required as of December 31, 2001 for each of the next five years are $15,346,000 in 2002, $54,177,000 in 2003,
$14,043,000 in 2004, $14,309,000 in 2005, and $14,496,000 in 2006. Certain of
the vessels and barges owned by the Company are mortgaged under some of the Company's debt agreements. The Company has seven vessels and 319 LASH barges pledged with a net book value totaling $222,255,000. Additional collateral includes a security interest in certain operating contracts and receivables. The remaining indebtedness of the Company is unsecured. Most of these agreements, among other things, impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit the Company from incurring, without prior written consent, additional debt or lease obligations, except as defined. The Company has consistently met the minimum working capital and net worth requirements during the period covered by the agreements, once amended effective June, 2001, and is in compliance with these requirements as of December 31, 2001. However, as a result of reduced margins on certain covenants, management is taking steps to ensure continuing compliance including reaching agreements with the lending institutions further amending the various debt covenants. The Company expects to have approval from the lending institutions, however it can not give assurances at this time.

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

The amounts of potentially restricted net assets were as follows:

                                        (All Amounts in Thousands)
                                      DECEMBER 31,     December 31,
                                          2001             2000
                                      ------------     ------------
Enterprise Ship Company               $     50,805     $     56,225
Sulphur Carriers, Inc.                      32,699           32,851
                                      ------------     ------------
      Total Restricted Net Assets     $     83,504     $     89,076
                                      ============     ============

         At December 31, 2001, the Company had available a line of credit totaling $10,000,000 used to meet short-term requirements when fluctuations occur in working capital. As of December 31, 2001, the Company had no draws outstanding against this line of credit. At December 31, 2000, the Company had available a line of credit totaling $38,000,000 of which $18,000,000 was drawn with this amount being fully repaid during 2001. During the second quarter of 2001, the Company cancelled the aforementioned $38,000,000 revolving credit facility and entered into a new agreement for the current facility of $10,000,000.

         Under certain of the above described loan agreements, deposits are made into bank retention accounts to meet the requirements of the applicable agreements. These escrowed amounts totaled $513,000 and $514,000 at December 31, 2001 and 2000, respectively, and were included in Cash and Cash Equivalents.

NOTE D - EMPLOYEE BENEFIT PLANS

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

                                                        Pension Plan               Postretirement Benefits
                                                 ----------------------------    ----------------------------
(All Amounts in Thousands)                       DECEMBER 31,    December 31,    DECEMBER 31,    December 31,
                                                     2001            2000            2001            2000
                                                 ------------    ------------    ------------    ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year          $     17,129    $     14,473    $      7,943    $      7,716
Service cost                                              556             594             104              57
Interest cost                                           1,274           1,129             622             557
Actuarial loss                                          1,008           1,676             995             131
Benefits paid                                            (819)           (704)           (628)           (518)
Curtailments & Special Termination Benefits              (894)             --               7              --
Expenses paid                                             (28)            (39)             --              --
                                                 ------------    ------------    ------------    ------------
Benefit obligation at end of year                      18,226          17,129           9,043           7,943
                                                 ------------    ------------    ------------    ------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year         16,707          17,107              --              --
Actual loss on plan assets                               (186)           (377)             --              --
Employer contribution                                     995             720             628             518
Benefits paid                                            (819)           (704)           (628)           (518)
Expenses paid                                             (28)            (39)             --              --
                                                 ------------    ------------    ------------    ------------
Fair value of plan assets at end of year               16,669          16,707              --              --
                                                 ------------    ------------    ------------    ------------
Funded status                                          (1,558)           (422)         (9,043)         (7,943)
Unrecognized net actuarial loss                         2,122             601           1,608             660
Unrecognized prior service cost                            23              38              --              --
                                                 ------------    ------------    ------------    ------------
Prepaid (accrued) benefit cost                   $        587    $        217    $     (7,435)   $     (7,283)
                                                 ============    ============    ============    ============
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                            7.25%           7.25%           7.25%           7.25%
Expected return on plan assets                           8.00%           8.50%            N/A             N/A
Rate of compensation increase                            5.50%           6.00%            N/A             N/A

                                                            For the year ended December 31,       For the year ended December 31,
COMPONENTS OF NET PERIODIC BENEFIT COST                         2001               2000               2001              2000
                                                            ------------       ------------       ------------      ------------
Service cost                                                $        556       $        594       $        104      $         57
Interest cost                                                      1,274              1,129                622               557
Actual return on plan assets                                         186                377                 --                --
Amortization of prior service cost                                    10                 19                 --                --
Amortization of unrecognized net actuarial (loss) gain            (1,489)            (1,793)                46                --
Curtailments & Special Termination Benefits                           87                 --                  7                --
                                                            ------------       ------------       ------------      ------------
Net periodic benefit cost                                   $        624       $        326       $        779      $        614
                                                            ============       ============       ============      ============

         For measurement purposes, the health and dental care cost trend rate was assumed to be 9.5% for 2001, decreasing steadily by .50% per year over the next nine years to a long-term rate of 5%. A one percent change in the assumed health care co

      (All Amounts in Thousands)                                                                    1% Increase      1% Decrease
                                                                                                 -----------------  --------------
Change in total service and interest cost components
   for the year ended December 31, 2001                                                                      $ 63            $ (53)
Change in postretirement benefit obligation as of December 31, 2001                                           883             (750)

         Crew members on the Company's U.S. flag vessels belong to union-sponsored pension plans. The Company contributed approximately $1,712,000, $2,066,000, and $2,169,000 to these plans for the years ended December 31, 2001, 2000, and 1999, respectively. These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members. Information from the plans' administrators is not available to permit the Company to determine whether there may be unfunded vested benefits.

         The Company continues to evaluate ways in which it can better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of reported obligation and annual expense.

STOCK INCENTIVE PLAN

         In April of 1998, the Company established a stock-based compensation plan, the Stock Incentive Plan (the "Plan"). The purpose of the Plan is to increase shareholder value and to advance the interest of the Company by furnishing a variety of economic incentives designed to attract, retain, and motivate key employees and officers and to strengthen the mutuality of interests between such employees, officers, and the Company's shareholders. Incentives consist of opportunities to purchase or receive shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, or other stock-based awards. Under the Plan, the Company may grant incentives to its eligible Plan participants for up to 650,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. In April of 1998, options to purchase 475,000 shares of common stock were granted to certain qualified participants at an exercise price of $17.1875 per share. In July of 1999, these options were terminated and reissued at an exercise price of $14.125 per share. No options were exercised or forfeited during the year. All options vested immediately upon the grant date. Therefore, all 475,000 options were exercisable at December 31, 2001. The stock options are due to expire on April 14, 2008.

         The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for the Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. If the Company had determined compensation cost for the Plan based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the year ended December 31, 2001, 2000, and 1999 would have been reduced to the pro forma amounts indicated below:

(All Amounts in Thousands)                                          Year Ended December 31,
                                             2001                            2000                          1999
                                  ---------------------------     --------------------------    --------------------------
                                  As Reported     Pro Forma*      As Reported    Pro Forma*     As Reported     Pro Forma
                                  -----------     -----------     -----------    -----------    -----------    -----------
Net (loss) income                 $   (64,419)    $   (64,419)    $       836    $       836    $    14,623    $    12,699
Basic and diluted
   Earnings per share             $    (10.59)    $    (10.59)    $      0.14    $      0.14    $      2.28    $      1.98

* No stock options were granted for the year ended December 31, 2001 and 2000.

         The weighted average fair value at the date of grant for options granted during the periods presented was $6.23 in 1999. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (a) expected volatility of 18.42% in 1999, and (b) risk-free interest rate of 5.99% in 1999. The remaining contractual life of each option as of December 31, 1999 was 8.289 years.

LIFE INSURANCE

         The Company has agreements with the Chairman and President of the Company whereby their estates will be paid approximately $822,000 and $626,000, respectively upon death. The Company reserved amounts to fund a portion of these death benefits which amounted to $1,000,000 and holds an insurance policy which covers the remainder.

NOTE E - INCOME TAXES

         The Federal income tax returns of the Company are filed on a consolidated basis and include the results of operations of its wholly-owned U.S. subsidiaries. Pursuant to the Tax Reform Act of 1986, the earnings of foreign subsidiaries ($791,000 in 2001, $1,644,000 in 2000, and $3,528,000 in
1999) are also included.

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

         Components of the net deferred tax liability/(asset) are as follows:

                                                    DECEMBER 31,     December 31,
(All Amounts in Thousands)                              2001             2000
                                                    ------------     ------------
Liabilities:
     Fixed Assets                                   $     21,527     $     53,159
     Deferred Charges                                      5,359            8,548
     Unterminated Voyage Revenue/
          Expense                                          1,441            1,796
     Intangible Assets                                     4,202            4,711
     Deferred Insurance Premiums                             963              762
     Deferred Intercompany Transactions                    2,530            2,530
     Other Liabilities                                     1,896            1,308
                                                    ------------     ------------
Total Liabilities                                         37,918           72,814
                                                    ------------     ------------
Assets:
     Insurance and Claims Reserve                         (4,234)          (4,311)
     Deferred Intercompany Transactions                   (2,530)          (2,530)
     Post-Retirement Benefits                             (2,742)          (2,646)
     Alternative Minimum Tax Credit Carryforward          (6,391)          (9,609)
     Net Operating Loss Carryforward/
          Unutilized Deficit                              (8,994)          (5,656)
     Valuation Allowance                                     879              879
     Other Assets                                         (5,516)          (5,641)
                                                    ------------     ------------
Total Assets                                             (29,528)         (29,514)
                                                    ------------     ------------
Total Deferred Tax Liability, Net                   $      8,390     $     43,300
                                                    ============     ============

         The following is a reconciliation of the U.S. statutory tax rate to the Company's effective tax rate:

                                                      Year Ended December 31,
                                                  2001         2000         1999
                                                --------     --------     --------
Statutory Rate                                      35.0%        35.0%        35.0%
State Income Taxes                                  -0.1%        11.7%         1.2%
Other, Primarily Non-deductible Expenditures         0.0%        27.7%         0.5%
                                                --------     --------     --------
                                                    34.9%        74.4%        36.7%
                                                ========     ========     ========

         The Company has available at December 31, 2001, unused operating loss carryforwards of $1,647,000 and unused foreign deficits of $24,049,000. Approximately $1,300,000 of the operating loss carryforwards will expire in 2002 and the remaining operating loss carryforwards will expire in 2008. The unused foreign deficits are available only to offset foreign earnings and do not expire.

         Foreign income taxes of $473,000, $629,000, and $532,000 are included in the Company's consolidated statements of income in the Provision for Income Taxes for the years ended December 31, 2001, 2000, and 1999, respectively. The Company pays foreign income taxes in Indonesia and Thailand.

NOTE F - TRANSACTIONS WITH RELATED PARTIES

         During 1990, the Company sold one of its subsidiaries to a former employee at a sales price of $500,000. At the end of 1993, the Company sold another subsidiary to the same party for a sales price of $692,000. The total receivable outstanding from this related party totaled $148,000 and $222,000 at December 31, 2001 and 2000, respectively, and is due over a period of ten years from the date of the 1993 sale. The long-term portion of this receivable is included in Due from Related Parties, and the current portion is included in Accounts Receivable - Claims and Other. Collections on the total receivable were $74,000 for each of the years ended December 31, 2001 and 2000. Interest income on this receivable is earned at the rate of 6% for the first five years and a variable rate of LIBOR plus 2% thereafter. Interest income amounted to $16,000, $22,000, and $25,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

         During 1992, a son of the President of the Company became a partner of the legal firm of Jones, Walker, Waechter, Poitevent, Carrere and Denegre which has been utilized for various legal services since the Company's inception. The Company made payments to the firm totaling approximately $1,114,000, $1,296,000, and $1,533,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

         During 1998, a wholly-owned subsidiary of the Company, LMS Shipmanagement, Inc. ("LMS"), entered into agreements with Belden Shipping Pte Ltd ("Belden") to provide ship management services beginning in 1999, from which revenues earned were approximately $80,000, $132,000, and $203,000 for the years ended December 31, 2001, 2000, and 1999 respectively. The Company acquired a 37.5% interest in Belden, Echelon Shipping, Inc. ("Echelon"), of which 7.5% interest was sold in 1999 (See Note K). The Company acquired a 30.0% interest in Belden Cement Holding Inc ("BCH") in 2001 (See Note K). The Company had long-term receivables, included in Due from Related Parties, from Belden and Echelon totaling approximately $21,000 and $150,000, respectively, as of December 31, 2001 and 2000. The Company had long-term receivables, included in Due from Related Parties, from BCH totaling approximately $167,000 as of December 31, 2001.

         The Company also has long term receivables, included in Due from Related Parties, from LMS Manila, Inc. ("LMS Manila") and LMS Manning, Inc. ("LMS Manning") in which it owns a 40.0% and a 48.0% interest in respectively, totaling approximately $118,000 and $82,000, respectively (See Note K), as of December 31, 2001. The long-term receivables, included in Due from Related Parties, as of December 31, 2000 totaled approximately $232,000 and $83,000.

NOTE G - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         As of December 31, 2001, 17 vessels that the Company owns or operates were under various contracts extending beyond 2001 and expiring at various dates through 2024. Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

         The Company also maintains lines of credit totaling approximately $1,700,000 to cover standby letters of credit for membership in various shipping conferences.

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

NOTE H - LEASES

DIRECT FINANCING LEASE

         In 1998, the Company entered into a direct financing lease of a foreign flag PCTC that was to expire in 2018. Subsequently in 2001, the Company terminated the direct financing lease when it sold this PCTC and leased it back under an operating lease. The charter under which this vessel is operated was not affected by this transaction. In 1999, the Company entered into another direct financing lease of a foreign flag PCTC expiring in 2019. The schedule of future minimum rentals to be received under this direct financing lease in effect at December 31, 2001, is as follows:

                                                  Receivables Under
(All Amounts in Thousands)                         Financing Lease
                                                  -----------------
Year Ended December 31,
             2002                                 $           8,432
             2003                                             8,431
             2004                                             8,455
             2005                                             8,432
             2006                                             8,431
             Thereafter                                      91,760
                                                  -----------------
Total Minimum Lease Payments Receivable                     133,941
Estimated Residual Values of Leased Property                  2,051
Less Unearned Income                                        (81,009)
                                                  -----------------
Total Net Investment in Direct Financing Lease               54,983
    Current Portion                                          (1,774)
                                                  -----------------
Long-Term Net Investment in Direct
    Financing Lease at December 31, 2001          $          53,209
                                                  =================

CAPITAL LEASES

               The Company entered into sale-leaseback agreements in 1991 and 1992 for a group of the Company's LASH barges. During 2000, the Company entered into a sale-leaseback agreement for two of the Company's LASH vessels. The gain on this sale-leaseback is deferred over the life of the lease. These leases meet the required criteria for a capital lease and are accounted for as such. The terms of the leases are 12 years for the LASH barges and 5 years for the LASH vessels. During 2001, the related assets were reclassified to assets held for disposal and written down to their estimated fair value. The resulting loss is part of the Impairment Loss on the Company's Income Statement. The Company intends to pay these capital leases off once the related assets are sold. Additionally in 2000, the Company entered into a sale-leaseback agreement for one of the Company's PCTCs. At inception, the lease met the required criteria for a capital lease and was accounted for as such. Subsequently in December of 2001, the Company renegotiated the lease agreement and the amended terms of the lease did not meet the required criteria for capital lease treatment. The lease was reclassified to an operating lease effective December 31, 2001 and will be accounted for as such going forward. The capital leases are included in Assets Held for Disposal in 2001 and Vessels, Property, and Other Equipment in 2000 as follows:

                                DECEMBER 31,    December 31,
(All Amounts in Thousands)          2001            2000
                                ------------    ------------
LASH Barges                               --    $     24,936
LASH Vessels                    $      3,202           6,976
PCTC                                      --          34,540
Less Accumulated Depreciation             --         (19,894)
                                ------------    ------------

   Total                        $      3,202    $     46,558
                                ============    ============

         The following is a schedule, by year, of future minimum lease payments under capital leases, together with the present value of the minimum payments as of December 31, 2001:

                                            Payments Under
(All Amounts in Thousands)                  Capital Leases
                                            --------------
Year Ended December 31,
       2002                                 $        6,470
       2003                                          5,515
       2004                                          3,390
       2005                                          1,977
                                            --------------
                                                    17,352
Less Interest                                       (2,316)
                                            --------------

Present Value of Future Minimum Payments
   (Based on a Weighted Average of 8.57%)   $       15,036
                                            ==============

OPERATING LEASES

         During 2000, the Company entered into a sale-leaseback for one of its Breakbulk vessels which is classified as an operating lease. During 2001, the Company entered into two sale-leasebacks, one for one of the Company's domestic PCTCs and another for one of the Company's foreign flag PCTCs. The gains on these sale-leasebacks are deferred over the life of the leases. Additionally in December 2001, the Company renegotiated its capital lease agreement for one of the Company's domestic PCTCs and subsequently reclassified the lease to an operating lease. This reclassification resulted in a gain of $5,309,000, which will be deferred over the remaining life of the lease. The terms of the leases are 5 years for the Breakbulk vessel, 12 years for the domestic PCTC, 15 years for the foreign flag PCTC, and 10 years for the other domestic PCTC. The vessels under these leases are operated under fixed charter agreements covering the terms of the respective leases. The Company also conducts certain of its operations from leased office facilities and uses certain transportation and other equipment under operating leases expiring at various dates through 2008.

         Rent expense related to operating leases totaled approximately $18,965,000, $9,819,000, and $7,078,000, for the years ended December 31, 2001,
2000, and 1999, respectively. The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2001:

                                                       Payments Under Operating Leases
(All Amounts in Thousands)                    Domestic      Foreign     Domestic      Other
                                Breakbulk       PCTC       Flag PCTC      PCTC        Leases       TOTAL
                                ----------   ----------   ----------   ----------   ----------   ----------
Year Ended December 31,
             2002               $      940   $    4,474   $    6,340   $    4,191   $    2,392   $   18,337
             2003                      940        4,474        6,340        4,191        1,587       17,532
             2004                      940        4,474        6,340        4,191          307       16,252
             2005                      783        4,474        6,340        4,424          295       16,316
             2006                       --        4,474        6,340        5,122          383       16,319
             Thereafter                 --       30,200       60,231       33,000          719      124,150
                                ----------   ----------   ----------   ----------   ----------   ----------

Total Future
Minimum Payments                $    3,603   $   52,570   $   91,931   $   55,119   $    5,683   $  208,906
                                ==========   ==========   ==========   ==========   ==========   ==========

NOTE I - DEFERRED CHARGES AND ACQUIRED CONTRACT COSTS

         The Company defers certain costs related to the drydocking of vessels and financing costs. Deferred drydocking costs are amortized over the period between drydockings (generally two to five years). Financing charges are amortized over the life of the applicable debt involved. These deferred costs are all amortized based on a straight-line basis and are comprised of the following:

                              DECEMBER 31,   December 31,
(All Amounts in Thousands)        2001           2000
                              ------------   ------------
Drydocking Costs              $     10,126   $     26,631
Financing Charges and Other          4,114          5,665
Acquired Contract Costs             12,006         13,461
                              ------------   ------------
                              $     26,246   $     45,757
                              ============   ============

         The significant decrease in drydocking costs since December 31, 2000 is primarily due to the sale of one of the Company's LASH vessels, the sale of one of the PCTC's and the write-down of the assets reclassified to assets held for disposal. (See Note B).

         The Acquired Contract Costs represents the portion of the purchase price paid for Waterman Steamship Corporation applicable primarily to that company's maritime prepositioning ship contract agreements. The Company amortizes the acquired contract cost using the straight-line method over the contract's useful life of twenty-one years from the acquisition date.

NOTE J - SIGNIFICANT OPERATIONS

MAJOR CUSTOMERS

         The Company has several medium- to long-term contracts related to the operations of various vessels (See Note G), from which revenues represent a significant amount of the Company's total revenue. Revenues from the contracts with the MSC were $36,868,000, $65,494,000, and $68,014,000 for the years ended
December 31, 2001, 2000, and 1999, respectively. The drop in revenues from MSC in 2001 is a result of the termination of four vessels under contract. Additionally, the Company operated four U.S. flag LASH vessels on a liner service, of which three vessels are subsidized under MSA (See Note A - "Subsidy Agreements"). Revenues, including subsidy revenue, from this operation were $91,595,000, $120,110,000, and $127,799,000 for the years ended December 31,
2001, 2000, and 1999, respectively. In June of 2001, the Company adopted a plan to separate this service from the balance of its operations and dispose of these assets. In January of 2002, the Company sold one of the LASH vessels that had been receiving subsidy payments, and these subsidy payments were suspended at that time (See Note A - "Subsidy Agreements"). The Company also has four U.S. Flag PCTCs, also under the MSA, which carry automobiles from Japan to the United States from which revenues, from a Japanese charterer and subsidy, were $37,950,000, $37,800,000, and $32,275,000 for the years ended December 31, 2001,
2000, and 1999, respectively.

CONCENTRATIONS

         A significant portion of the Company's traffic receivables is due from contracts with the MSC and transportation of government sponsored cargo. There are no other concentrations of receivables from customers or geographic regions that exceed 10% of stockholders' investment at December 31, 2001 or 2000.

         With only minor exceptions related to personnel aboard certain foreign flag vessels, most of the Company's shipboard personnel are covered by collective bargaining agreements.

GEOGRAPHIC INFORMATION

         The Company has operations in several principal markets, including international service between the U.S. Gulf and East Coast ports and ports in the Middle East, Far East, and northern Europe, and domestic transportation services along the U.S. Gulf and East Coast. Revenues attributable to the major geographic areas of the world are presented in the following table. Revenues for the TIME CHARTER CONTRACTS, CONTRACTS OF AFFREIGHTMENT, and OTHER are assigned to regions based on the location of the customer. Revenues for the LINER SERVICES are presented based on the location of the ports serviced by this segment. Because the Company operates internationally, most of its assets are not restricted to specific locations. Accordingly, an allocation of identifiable assets to specific geographic areas is not applicable.

                                                                           For the year ended December 31,
(All Amounts in Thousands)                                               2001           2000           1999
                                                                     ------------   ------------   ------------
United States                                                        $     83,972   $    110,025   $    130,764
Asian countries                                                            60,847         61,502         54,397
Liner services operating between:
         U.S. Gulf / East Coast ports and ports in South Asia              91,595        120,112        127,799
         U.S. Gulf / East Coast ports and ports in Northern Europe         57,245         59,044         55,464

Other countries                                                            10,711          6,422          4,785
                                                                     ------------   ------------   ------------
         Total Revenues                                              $    304,370   $    357,105   $    373,209
                                                                     ============   ============   ============

OPERATING SEGMENTS

         The Company's operating segments are identified primarily based on the characteristics of the contracts or terms under which the fleet of vessels and barges are operated. Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates. The Company's operating segments are identified and described below.

         LINER SERVICES: A liner service operates a vessel or vessels on an established trade route with regularly scheduled sailing dates. The Company receives revenues for the carriage of cargo within the established trading area and pays the operating and voyage expenses incurred. The Company's LINER SERVICES include a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia, reclassified during 2001 to assets held for disposal, and a foreign flag transatlantic liner service operating between U.S. Gulf and East Coast ports and ports in northern Europe (See Note B).

         TIME CHARTER CONTRACTS: These are contracts by which the charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but the Company retains operational control over the vessel. Typically, the Company fully equips the vessel and is responsible for normal operating expenses, repairs, wages and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. The Company's TIME CHARTER CONTRACTS include those under which the MSC charters four LASH, three RO/ROs, and one Ice Strengthened Multi-Purpose Vessel for contracts of varying terms. The MSC's charter contracts with the four LASH vessels expired in late 2000 and early 2001. Since these LASH vessels were no longer under contract and were not needed for current operations, the Company sold each of these vessels (one was sold in 2000 and the remaining three were sold in 2001). Also included in this segment are contracts with car manufacturers for six PCTCs and with an electric utility for a conveyor-equipped, self-unloading Coal Carrier. In the beginning of 2001, the Company's contract to provide ocean transportation services to a major mining company at its mine in West Irian Jaya, Indonesia changed to a TIME CHARTER CONTRACT as opposed to a CONTRACT OF AFFREIGHTMENT contract. Additionally, the Company's Cape-Size Bulk Carrier, which operated in the spot market and was sold during 2001, is included in this segment.

         CONTRACTS OF AFFREIGHTMENT ("COA"): These are contracts by which the Company undertakes to provide space on its vessel(s) for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried. Generally, the Company is responsible for all operating and voyage expenses. The Company's COA segment includes a sulphur transportation contract with a major sulphur producer and for years prior to 2001, a contract to provide ocean transportation services to a major mining company at its mine in West Irian Jaya, Indonesia. Also included in this segment was a coal transportation contract with a Florida-based electric utility which was terminated by the utility company in December of 1998. The Company received a settlement for $22,975,000 in July of 1999.

         OTHER: This segment includes results of several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting, and other specialized services primarily to the Company's operating segments described above. Also included in the OTHER category are corporate related items, results of insignificant operations, and income and expense items not allocated to reportable segments. A new service began in January of 2001, which is also included in the OTHER category, carrying loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico. The Company's two Float-On/Float-Off ships are employed with this service, each having a capacity for 56 standard rail cars. With departures every four days from Coatzacoalcos and Mobile, it offers with each vessel a three-day transit between these ports and provides a total of 90 trips per year in each direction.

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

                                                                     Time
                                                       Liner        Charter      Contracts of
(All Amounts in Thousands)                            Services     Contracts     Affreightment      Other         Total
                                                     ----------    ----------    -------------    ----------    ----------
2001
REVENUES FROM EXTERNAL CUSTOMERS                     $  148,840    $  129,845    $      15,839    $    9,846    $  304,370
INTERSEGMENT REVENUES                                        --            --               --        28,417        28,417
GROSS VOYAGE PROFIT BEFORE DEPRECIATION AND
    IMPAIRMENT LOSS                                      (1,048)       53,943            8,425        (3,130)       58,190
DEPRECIATION AND AMORTIZATION                            14,205        19,290            5,078         3,698        42,271
INTEREST EXPENSE                                          3,326        17,162            2,772         3,477        26,737
SEGMENT (LOSS) PROFIT BEFORE IMPAIRMENT LOSS,
    INTEREST INCOME, ADMINISTRATIVE AND GENERAL
    EXPENSES, EQUITY IN UNCONSOLIDATED ENTITIES
    AND TAXES                                           (14,902)       22,441            2,670        (9,716)          493
IMPAIRMENT LOSS                                         (78,683)       (2,355)              --            --       (81,038)
GAIN ON SALE OF VESSELS AND OTHER PROPERTY                   --         3,075               --           426         3,501
SEGMENT (LOSS) PROFIT BEFORE INTEREST INCOME,
    ADMINISTRATIVE AND GENERAL EXPENSES, EQUITY IN
    UNCONSOLIDATED ENTITIES AND TAXES                   (93,585)       23,161            2,670        (9,290)      (77,044)
SEGMENT ASSETS                                           39,531       193,641           52,462        67,092       352,726
EXPENDITURES FOR SEGMENT ASSETS                           1,990        40,817               11         5,137        47,955
                                                     ----------    ----------    -------------    ----------    ----------

2000
Revenues from external customers                     $  179,174    $  141,197    $      32,547    $    4,187    $  357,105
Intersegment revenues                                        --            --               --        29,027        29,027
Gross voyage profit before depreciation                  12,957        60,504           12,523         2,264        88,248
Depreciation and amortization                            21,212        26,183            8,156         1,224        56,775
Interest expense                                          5,221        20,459            7,323           761        33,764
Gain on sale of vessels and other property                   --         5,664               --           247         5,911
Segment (loss) profit before interest income,
    administrative and general expenses, equity in
    unconsolidated entities and taxes                    (7,189)       28,755             (826)          882        21,622
Segment assets                                          101,223       328,068          129,025        10,412       568,728
Expenditures for segment assets                           3,261        34,308            4,646           830        43,045
                                                     ----------    ----------    -------------    ----------    ----------

1999
Revenues from external customers                     $  183,477    $  130,477    $      30,592    $    8,111    $  352,657
Net revenue from contract settlement                         --            --           20,552            --        20,552
Intersegment revenues                                        --            --               --        36,673        36,673
Gross voyage profit before depreciation                  16,983        51,004           32,946         5,013       105,946
Depreciation and amortization                            20,159        27,847            8,297         1,014        57,317
Interest expense                                          5,991        17,400            8,059           652        32,102
(Loss) gain on sale of vessels and land                    (365)        7,753               --         4,185        11,573
Segment (loss) profit before interest income,
    administrative and general expenses, equity in
    unconsolidated entities and taxes                    (3,857)       23,843           18,295         7,871        46,152
Segment assets                                          120,998       340,060          133,404        12,410       606,872
Expenditures for segment assets                          19,976        45,503              857         1,913        68,249
                                                     ----------    ----------    -------------    ----------    ----------

         Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)
                                                               For the year ended December 31,
Profit or Loss:                                              2001            2000           1999
                                                         ------------    ------------   ------------
Total (loss) profit for reportable segments              $    (77,044)   $     21,622   $     46,152
Unallocated amounts:
      Interest income                                           1,157           2,118          1,339
      Administrative and general expenses                      23,578          22,871         24,282
                                                         ------------    ------------   ------------
(Loss) income before (benefit) provision for income
  taxes, equity in net income (loss) of unconsolidated
  entities and extraordinary item                        $    (99,465)   $        869   $     23,209
                                                         ============    ============   ============

                                       DECEMBER 31,   December 31,   December 31,
Assets:                                    2001           2000           1999
                                       ------------   ------------   ------------
Total assets for reportable segments   $    352,726   $    568,728   $    606,872
Unallocated amounts                         107,677        126,448        128,131
                                       ------------   ------------   ------------
                                       $    460,403   $    695,176   $    735,003
                                       ============   ============   ============

         Unallocated assets include Current Assets of $87,058,000, $110,464,000, and $112,327,000, as of December 31, 2001, 2000, and 1999, respectively. The Company manages its Current Assets on a corporate rather than segment basis.

NOTE K - UNCONSOLIDATED ENTITIES

CEMENT CARRIER COMPANIES

         During 1998, the Company acquired a 37.5% interest in Belden, a cement carrier management company, and three cement carrier companies, Echelon, Shining Star Shipping, Inc. formerly known as Shining Star Malta Ltd. ("Shining"), and Carson Shipping, Inc. ("Carson") for approximately $3.4 Million. During 1999, the Company sold 7.5% of its 37.5% interest in each of the aforementioned companies for approximately $806,000. In late 1999, the Company acquired a 30% interest in another cement carrier company, Goodtime Shipping Inc. ("Goodtime"), for approximately $633,000. During 2000, the Company acquired a 30% interest in another cement carrier company, Yakuma Shipping Inc. ("Yakuma"), for $600,000. In October of 2000, the Company sold its interest in Carson for approximately $511,000, resulting in a loss of approximately $273,000. Also, in late 2000, Goodtime was liquidated due to a constructive total loss of its cement carrier for which the Company received approximately $1,000,000, representing its portion of the insurance recovery on the lost vessel. The liquidation resulted in a gain of approximately $295,000. The proceeds were received in January of 2001.

         During 2001, the Company acquired a 30% interest in three additional cement carrier companies, Tilbury Shipping Inc. ("Tilbury"), Emblem Shipping Inc. ("Emblem") and Mattea Shipping Inc. ("Mattea"), for $1,400,000, $700,000, and $512,000, respectively. In early 2001, the Company also acquired a 30% interest in BCH, which is a holding company for each of the aforementioned cement carrier companies. Echelon, Shining, Yakuma, Tilbury, Emblem, and Mattea each own and operate one cement carrying vessel under medium- to long-term contracts and are managed by Belden.

         The investments are accounted for under the equity method of accounting and the Company's share of earnings or losses are reported in the Company's consolidated statements of income net of taxes. The Company's portion of their combined earnings net of taxes at December 31, 2001 was $389,000. The Company's portion of their combined losses before taxes at December 31, 2000 and 1999 was $114,000 and $131,000, respectively. No distributions were made during 2001 and 1999. No distributions were made during 2000, except for the sale of Carson and liquidation of Goodtime.

CAPE-SIZE BULK CARRIERS

         During 2000, Cape Shipholding, Inc., a wholly-owned subsidiary of the Company, acquired a 12.5% interest in Bulk Venture, Ltd. for approximately $1,280,000, which owns two newly built cape-size bulk carrier vessels. During

2001, the Company made an additional investment in Bulk Venture, Ltd. of approximately $376,000. Additionally during 2001, the Company acquired a 12.5% interest in Bulk Venture II, Ltd. for $770,000, which owns two newly built cape-size bulk carrier vessels which are currently under construction. These investments are accounted for under the cost method of accounting which permits recognition of income only upon distribution of dividends or sale of investment. The Company received dividends of approximately $74,000 net of taxes in 2001. No dividends were received during 2000.

SHIP MANAGEMENT COMPANIES

         During 1999, LMS acquired a 40% interest in LMS Manila for $21,000 and a 48% interest in LMS Manning for $6,000. These two companies provide ship management services for the Company. The investments are accounted for under the equity method of accounting and the Company's share of earnings or losses are reported in the Company's consolidated statements of income net of taxes. The Company's portion of the combined earnings from the date of these investments until December 31, 2001, was not material.

NOTE L - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   Year Ended December 31,
(All Amounts in Thousands)                               2001               2000               1999
                                                      -----------        -----------        ------------
Cash Payments:
       Interest Paid                                     $27,669            $35,528             $30,344
       Taxes Paid                                            982              2,998               3,075

         During 1998, the Company sold one of its foreign flag PCCs for $18,200,000 of which $15,200,000 was received in cash and $3,000,000 in the form of a five-year promissory note. In January of 2002, this receivable was fully paid off earlier than its initial five-year term.

         During 1999, the Company sold an additional foreign flag PCC for $18,200,000 of which $15,200,000 was received in cash and $3,000,000 in the form of a five-year promissory note. This note is being repaid in ten semi-annual installments of $300,000 each, in addition to interest at LIBOR plus 1%.

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

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

         The estimated fair values of the Company's financial instruments and derivatives are as follows (asset/(liability)):

                                      DECEMBER 31,                December 31,
                                          2001                        2000
                                ------------------------    ------------------------
                                 CARRYING        FAIR        Carrying        Fair
(All Amounts in Thousands)        AMOUNT         VALUE        Amount         Value
                                ----------    ----------    ----------    ----------
Interest Rate Swap Agreements           --    $   (1,800)           --    $      685
Foreign Currency Contracts              --    $      (25)           --    $      (36)
Commodity Swap Contracts                --    $     (204)           --    $     (317)
Long-Term Debt                  $ (245,827)   $ (248,354)   $ (330,218)   $ (337,702)

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

INTEREST RATE SWAP AGREEMENTS

         The Company has only limited involvement with derivative financial instruments. They are used to manage well-defined interest rate risks and are not used for trading purposes. In December of 1998, the Company entered into an interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. In August of 2001, the Company paid off its variable rate loan and therefore terminated the interest rate swap agreement. The fixed rate payor was the Company, and the floating rate payor was Citibank, N.A. The fixed rate was 5.275% at December 31, 2000, and the floating rate was 6.42% at December 31, 2000. The Company received payments under this agreement totaling $234,000 during the first half of 2001, and $542,000 during 2000. The Company received a settlement payment of $202,000 in August of 2001.

         During September of 1999, the Company entered into another interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. The fixed rate payor is the Company, and the floating rate payor is HSBC Bank plc. The fixed rate was 7.7% at December 31, 2001 and 2000, and the floating rates were 3.59% and 7.75% at December 31, 2001 and 2000, respectively. The contract amount totaled $26,560,000 and $29,880,000 at December 31, 2001 and 2000, respectively, and will expire in September of 2004. The Company made payments under this agreement totaling $280,000 during 2001 and $173,000 during 2000. The Company is expected to make a payment of $542,000 in March of 2002.

         The Company considers its remaining futures contract to be a hedging activity. Under SFAS No. 133 (see Note A), in order to consider the futures contract as a hedge, (i) the Company must designate the futures contract as a hedge of future transactions, and (ii) the contract must reduce the Company's exposure in the risk of changes in interest rates. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Net receipts or payments under the agreement are recognized as an adjustment to interest expense, while changes in the fair market value of the hedge are not recognized in income. The Company will recognize the fair market value of the hedge in income at the time of maturity, sale or termination, though the Company does not anticipate the sale or termination of the hedge. The fair value of the interest rate swap is the estimated amount that the bank would receive or pay to terminate the swap agreement at the reporting date, taking into account current market conditions and interest rates.

FOREIGN CURRENCY CONTRACTS

         The Company enters into forward exchange contracts to hedge certain firm purchase and sale commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash inflows or outflows resulting from revenue collections from foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. The term of the currency derivatives is rarely more than one year. Due to the immaterial nature of these contracts, the Company has not designated the foreign currency contracts as hedges. Therefore, the changes in the fair market value of these hedges are recognized as gains or losses in revenues in the period of change. The Company includes the gains or losses on the maturity, sale, or termination in revenues in the period the hedged transaction is recorded, though the Company does not anticipate the sale or termination of these hedges.

         During December of 2000, the Company entered into a forward purchase contract which expired in December of 2001. The contract was for Singapore Dollars and was for $1,500,000 U.S. Dollar equivalents. There were no forward purchase contracts as of December 31, 2001. As of December 31, 2001 and 2000, the Company was also a party to forward sales contracts in various currencies totaling $1,651,000 and $1,069,000 U.S. Dollar equivalents, respectively. Gains and losses on these contracts are recognized in net income of the period in which the exchange rate changes.

COMMODITY SWAP CONTRACTS

         During January of 2000, the Company entered into two commodity swap agreements, one with a major energy trading corporation and one with a commercial bank for a portion of its estimated 2000 fuel purchases to manage the risk associated with changes in fuel prices. The first contract was effective for one year beginning January 4, 2000, and was for 45,000 tons of fuel. The contract required that a payment be made for the difference between the contract rate of $110 per ton and the market rate for the fuel on each settlement date. The second contract was effective for one year beginning January 6, 2000, and was for 40,000 tons of fuel. It required that a payment be made for the difference between the contract rate of $116.77 per ton and the market rate for the fuel on each settlement date. The combination of the two hedges was approximately 44% of the Company's fuel purchases during 2000. Both of these hedges expired December 31, 2000, and the Company received payments under these agreements totaling $2,443,000 in 2000 for both hedges.

         During December of 2000, the Company entered into three commodity swap agreements with a major Energy Trading Corporation for a portion of its estimated 2001 fuel purchases to manage the risk associated with changes in fuel prices. The contracts were effective for one year beginning in January of 2001 and expired December 31, 2001, and were for 18,000, 22,500, and 12,000 tons of fuel. The contracts required that a payment be made for the difference between the contract rate of $127, $123 and $117 per ton, respectively, and the market rate for the fuel on each settlement date. During September of 2001, the Company entered into an additional commodity swap agreement for 7,500 tons of fuel which was effective for three months beginning in October of 2001 and expired December 31, 2001. The contract required that a payment be made for the difference between the contract rate of $112 per ton and the market rate for the fuel on each settlement date. The combination of these hedges was approximately 33% of the Company's fuel purchases during 2001. The Company made payments under these agreements totaling $547,000 in 2001.

         During 2001, the Company entered into two commodity swap agreements with a major Energy Trading Corporation for a portion of its estimated 2002 fuel purchases to manage the risk associated with changes in fuel prices. The contracts are effective for one year beginning in January of 2002 and expire December 31, 2002, and are for 22,500 and 12,000 tons of fuel. The contracts require that a payment be made for the difference between the contract rate of $106.50 and $99.50 per ton, respectively, and the market rate for the fuel on each settlement date. The combination of these two hedges represents approximately 49% of the Company's expected 2002 fuel purchases.

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

AMOUNTS DUE FROM RELATED PARTIES

         The carrying amount of these notes receivable approximated fair market value as of December 31, 2001 and 2000. Fair market value takes into consideration the current rates at which similar notes would be made.

RESTRICTED INVESTMENTS

         The carrying amount of these investments, which were included in Cash and Cash Equivalents, approximated fair market value as of December 31, 2001 and 2000, based upon current rates offered on similar instruments.

NOTE N - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities for the periods indicated.

                                DECEMBER 31,   December 31,
(All Amounts in Thousands)          2001           2000
                                ------------   ------------
Accrued Voyage Expenses         $     17,595   $     29,718
Trade Accounts Payable                10,062          6,539
Accrued Interest                       4,593          6,153
Self-Insurance Liability               7,884          9,046
Accrued Salaries and Benefits            632            820
Other Short Term Liabilities             204             --
                                ------------   ------------
                                $     40,970   $     52,276
                                ============   ============

NOTE O - QUARTERLY FINANCIAL INFORMATION - (UNAUDITED)

                                                                           Quarter Ended
                                                         ------------------------------------------------
                                                         March 31     June 30       Sept. 30      Dec. 31
                                                         --------     --------     ---------     --------
                                                         (All amounts in thousands except per share data)
2001 REVENUE                                             $ 80,399     $ 76,329     $  78,236     $ 69,406
     EXPENSE                                               72,760       71,608        70,994       61,778
     IMPAIRMENT LOSS                                        2,355       78,928           400         (645)
     GROSS VOYAGE PROFIT (LOSS)                             5,284      (74,207)        6,842        8,273
     LOSS BEFORE EXTRAORDINARY ITEM                        (5,353)     (57,399)         (165)      (1,517)
     EXTRAORDINARY ITEM                                        --           --            --           15
     NET LOSS                                              (5,353)     (57,399)         (165)      (1,502)
     BASIC AND DILUTED LOSS PER COMMON SHARE:
               LOSS BEFORE EXTRAORDINARY ITEM               (0.88)       (9.44)        (0.03)       (0.25)
               EXTRAORDINARY ITEM                              --           --            --           --
               NET LOSS                                     (0.88)       (9.44)        (0.03)       (0.25)
                                                         --------     --------     ---------     --------

2000 Revenue                                             $ 89,024     $ 88,937     $  86,322     $ 92,822
     Expense                                               79,849       75,638        73,023       79,120
     Gross Voyage Profit                                    9,175       13,299        13,299       13,702
     (Loss) Income Before Extraordinary Item               (3,299)       2,942           176          329
     Extraordinary Item                                        --           --           242          446
     Net (Loss) Income                                     (3,299)       2,942           418          775
     Basic and Diluted Earnings (Loss) per Common Share:
               (Loss) Income Before Extraordinary Item      (0.54)        0.48          0.03         0.06
               Extraordinary Item                              --           --          0.04         0.07
               Net (Loss) Income                            (0.54)        0.48          0.07         0.13
                                                         --------     --------     ---------     --------

1999 Revenue                                             $ 88,429     $ 85,835     $ 101,735     $ 97,210
     Expense                                               75,851       69,590        76,706       84,381
     Gross Voyage Profit                                   12,578       16,245        25,029       12,829
     Net Income (Loss)                                      1,023        6,823         7,237         (460)
     Basic and Diluted Earnings (Loss) per Common Share:
               Net Income (Loss)                             0.16         1.04          1.11        (0.07)
                                                         --------     --------     ---------     --------

               INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

Report of Independent Public Accountants on Supplemental Schedule............S-2

Schedule I - Condensed Financial Information of the Registrant...............S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

         We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 included in International Shipholding Corporation's annual report to stockholders included in this Form 10-K, and have issued our report thereon dated January 11, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        /s/  Arthur Andersen LLP

New Orleans, Louisiana,
January 11, 2002

             INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                           (All Amounts in Thousands)


                                                                        Year Ended December 31,
                                                                  ------------------------------------
                                                                    2001          2000          1999
                                                                  --------      --------      --------
Management Fee Revenue from Subsidiaries                          $ 11,403      $ 10,292      $ 11,657

Administrative and General Expenses                                 11,106        10,450        11,392
                                                                  --------      --------      --------

              Gross Profit (Loss)                                      297          (158)          265
                                                                  --------      --------      --------

Interest:
         Interest Expense                                           11,823        17,385        20,448
         Investment Income                                             208          (750)       (3,910)
                                                                  --------      --------      --------
                                                                    12,031        16,635        16,538
                                                                  --------      --------      --------

Equity in Net (Loss) Income of Consolidated Subsidiaries
         (Net of Applicable Taxes)                                 (56,719)       11,330        25,201
                                                                  --------      --------      --------

(Loss) Income Before (Benefit) Provision  for Income
  Taxes and Extraordinary Item                                     (68,453)       (5,463)        8,928
                                                                  --------      --------      --------

(Benefit) Provision  for Income Taxes:
         Current                                                       154            --           155
         Deferred                                                   (4,173)       (5,759)       (5,850)
         State                                                          --            --
                                                                  --------      --------      --------
                                                                    (4,019)       (5,759)       (5,695)
                                                                  --------      --------      --------

(Loss) Income Before Extraordinary Item                           $(64,434)     $    296      $ 14,623
                                                                  --------      --------      --------

Extraordinary Gain on Early Extinguishment of Debt
   (Net of Income Tax Provision of $8 and $299, respectively)           15           555            --
                                                                  --------      --------      --------

Net (Loss) Income                                                 $(64,419)     $    851      $ 14,623
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

See accompanying "Notes to Condensed Financial Information of Registrant."

             INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                           (All Amounts in Thousands)


ASSETS                                                         DECEMBER 31,   December 31,
                                                                   2001           2000
                                                               ------------   ------------
Current Assets:
         Cash and Cash Equivalents                               $   7,298      $   3,273
         Accounts Receivable                                           222            120
         Federal Income Taxes Receivable                                71            812
         Other Current Assets                                          603            540
                                                                 ---------      ---------

Total Current Assets                                                 8,194          4,745
                                                                 ---------      ---------

Deferred Federal Income Taxes                                       31,458         28,085

Investment in Consolidated Subsidiaries                            297,059        353,735

Furniture and Equipment                                              4,219          4,861
Less -  Accumulated Depreciation                                    (2,662)        (3,022)
                                                                 ---------      ---------
                                                                     1,557          1,839
                                                                 ---------      ---------
Deferred Financing Charges, Net of Accumulated Amortization
         of $2,245 and $1,918 in 2001 and 2000, Respectively         1,585          1,996
                                                                 ---------      ---------

                                                                 $ 339,853      $ 390,400
                                                                 =========      =========


LIABILITIES AND STOCKHOLDERS' INVESTMENT                        DECEMBER 31,   December 31,
                                                                   2001           2000
                                                                ------------   ------------
Current Liabilities:
         Accrued Interest Payable                                $   2,650      $   3,031
         Accounts Payable and Accrued Liabilities                      186            266
         Note Payable to Subsidiary                                  7,196         10,628
                                                                 ---------      ---------
Total Current Liabilities                                           10,032         13,925
                                                                 ---------      ---------

Due to Subsidiaries                                                 89,084         48,147

Long-Term Debt                                                     123,556        144,616

Retirement Benefits and Other                                        2,276          2,180

Commitments and Contingent Liabilities

Stockholders' Investment:
         Common Stock                                                6,756          6,756
         Additional Paid-In Capital                                 54,450         54,450
         Retained Earnings                                          64,575        129,755
         Less - Treasury Stock                                      (8,704)        (8,704)
         Accumulated Other Comprehensive Loss                       (2,172)          (725)
                                                                 ---------      ---------
                                                                   114,905        181,532
                                                                 ---------      ---------

                                                                 $ 339,853      $ 390,400
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

See Accompanying "Notes to Condensed Financial Information of Registrant."

             INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
            SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                           (All Amounts in Thousands)


                                                                       Year Ended December 31,
                                                               ---------------------------------------
                                                                 2001           2000           1999
                                                               ---------      ---------      ---------
Cash Flows from Operating Activities:
    Net (Loss) Income                                          $ (64,419)     $     851      $  14,623
    Adjustments to Reconcile Net (Loss) Income to Net Cash
      Used by Operating Activities:
         Depreciation                                                758          1,117          1,130
         Amortization of Deferred Charges                            394            592            736
         Benefit for Deferred Income Taxes                        (4,173)        (5,759)        (5,850)
         Net (Loss) Income of Consolidated Subsidiaries           56,719        (11,330)       (25,201)
         Extraordinary Gain                                          (15)          (555)            --
      Changes in:
         Accounts Receivable                                        (102)            (2)           110
         Other Current Assets                                        (63)            85           (177)
         Accounts Payable and Accrued Liabilities                   (461)        (3,376)             7
         Federal Income Taxes Payable                              1,586         (2,149)        (1,134)
         Other Provisions                                             95            (54)           (13)
                                                               ---------      ---------      ---------
Net Cash Used by Operating Activities                             (9,681)       (20,580)       (15,769)
                                                               ---------      ---------      ---------

Cash Flows from Investing Activities:
    Purchase of Furniture and Equipment                             (475)          (293)          (581)
    Additions to Deferred Charges                                     --             --             34
                                                               ---------      ---------      ---------
Net Cash Used by Investing Activities                               (475)          (293)          (547)
                                                               ---------      ---------      ---------

Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt                                27,000         56,000         49,000
    Reduction of Debt                                            (48,060)      (133,179)       (58,471)
    Change in Due to/from Subsidiaries                            35,972         98,222         33,516
    Additions to Deferred Financing Charges                           (1)            --            (52)
    Repurchase of Treasury Stock                                      --            (50)        (7,232)
    Common Stock Dividends Paid                                     (761)        (1,520)        (1,582)
    Other Financing Activities                                        31          1,660             --
                                                               ---------      ---------      ---------
Net Cash Provided by Financing Activities                         14,181         21,133         15,179
                                                               ---------      ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents               4,025            260         (1,137)
Cash and Cash Equivalents at Beginning of Year                     3,273          3,013          4,150
                                                               ---------      ---------      ---------

Cash and Cash Equivalents at End of Year                       $   7,298      $   3,273      $   3,013
                                                               =========      =========      =========


The"Notes to Consolidated Financial Statements of International Shipholding Corporation and Subsidiaries" are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant"

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                DECEMBER 31, 2001


Note 1. Basis of Preparation

         Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K, Part II, Item 8, page 21.

         Certain reclassifications have been made to the prior period financial information in order to conform to current year presentation.

Note 2. Cash Dividends of Subsidiaries

         There were no cash dividends received from subsidiaries for the years ended December 31, 2001, 2000, and 1999. The Company did receive dividends in the form of forgiveness of amounts due to subsidiaries totaling $12,000,000 and $10,000,000 in 2000 and 1999, respectively, while no dividends in the form of forgiveness of amounts due to subsidiaries were recognized in 2001.


Note 3. Long-Term Debt

         Long-term debt consists of the following:

                                                                                    (All Amounts in Thousands)
                                                                                -----------------------------------
                                             Interest                           DECEMBER 31,           December 31,
                                               Rate            Due                 2001                   2000
                                             --------          ---              ------------           ------------
         Unsecured Senior Notes             7.75-9.00%      2003-2007            $  123,556            $  126,616
         Lines of Credit                       N/A             2003                       -                18,000
                                                                                 ----------            ----------
                                                                                 $  123,556            $  144,616
                                                                                 ==========            ==========

         In addition to these Unsecured Senior Notes, International Shipholding Corporation (Parent Company) guarantees certain long-term debt of its subsidiaries, which amounted to $96,443,000 and $192,910,000 at December 31, 2001 and 2000, respectively.


Note 4. Income Taxes

         Pursuant to a Tax Sharing Agreement, the Federal income tax returns of the Company are filed on a consolidated basis and income (loss) is included in the consolidated Federal income tax return of the Company. The provision (benefit) for Federal income taxes and related assets from the subsidiaries are determined based on the subsidiary's effective book tax rate exclusive of certain foreign earnings not subject to tax. Amounts determined to be due or to be received are included in Due to/from Subsidiaries.


Note 5. Amounts Due to Subsidiaries

         Amounts due to subsidiaries have no scheduled repayment terms, but it is the intention of the Company and its subsidiaries, which are wholly-owned and controlled by the Company, that these amounts will not be repaid within the next year.

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
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

         (21)     Subsidiaries of International Shipholding Corporation