Form 10-K405/A
period 2001-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2002-03-20
CIK 278041

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   ----------
                                  FORM 10-K/A
                                Amendment No. 1
(MARK ONE)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

         The purpose of this Amendment No. 1 is to reflect that the original filing of this report on Form 10-K was signed by all signatories on March 1, 2002 rather than March 1, 2001.

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

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by Item 11 is included on pages 6, 7, 8 and 9 of the Company's definitive proxy statement dated March 12, 2002, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is included on pages 2, 3, and 4 of the Company's definitive proxy statement dated March 12, 2002, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is included on pages 2, 3, 4, 9 and 10 of the Company's definitive proxy statement dated March 12, 2002, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

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


                      INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)


March 1, 2002                By /s/ Gary L. Ferguson
                                --------------------------------
                                Gary L. Ferguson
                                Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)

March 1, 2002                By /s/ Niels W. Johnsen
                                --------------------------------
                                Niels W. Johnsen
                                Chairman of the Board, Director and
                                Chief Executive Officer


March 1, 2002                By /s/ Erik F. Johnsen
                                --------------------------------
                                Erik F. Johnsen
                                President and Director


March 1, 2002                By /s/ Niels M. Johnsen
                                --------------------------------
                                Niels M. Johnsen
                                Executive Vice President and Director


March 1, 2002                By /s/ Erik L. Johnsen
                                --------------------------------
                                Erik L. Johnsen
                                Executive Vice President and Director


March 1, 2002                By /s/ Harold S. Grehan, Jr.
                                --------------------------------
                                Harold S. Grehan, Jr.
                                Director


March 1, 2002                By /s/ Raymond V. O'Brien, Jr.
                                --------------------------------
                                Raymond V. O'Brien, Jr.
                                Director

March 1, 2002                By /s/ Edwin Lupberger
                                --------------------------------
                                Edwin Lupberger
                                Director


March 1, 2002                By /s/ Edward K. Trowbridge
                                --------------------------------
                                Edward K. Trowbridge
                                Director


March 1, 2002                By /s/ Gary L. Ferguson
                                --------------------------------
                                Gary L. Ferguson
                                Vice President and Chief Financial Officer


March 1, 2002                By /s/ Manny G. Estrada
                                --------------------------------
                                Manny G. Estrada
                                Vice President and Controller

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INTERNATIONAL SHIPHOLDING CORPORATION
                                                       (Registrant)

March 19, 2002                             By /s/ Gary L. Ferguson
                                              ----------------------------------
                                              Gary L. Ferguson
                                              Vice President and Chief Financial
                                              Officer

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