Form 10-Q
period 2002-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2002-05-14
CIK 278041

              INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended  March 31, 2002
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Common Stock	$1 Par Value	6,082,887 shares	(March 31, 2002)
                                        -------------------



                       PART I - FINANCIAL INFORMATION
                                 ITEM 1.
                          FINANCIAL STATEMENTS

                   INTERNATIONAL SHIPHOLDING CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

              (All Amounts in Thousands Except Share Data)
                             (Unaudited)
							Three Months Ended March 31,
								    2002       2001
								----------  ----------
Revenues                                          $58,719 	 $77,118
Subsidy Revenue                                     3,015 	   3,281
								----------  ----------
                                                   61,734     80,399
								----------  ----------
Operating Expenses:
   Voyage Expenses                                 49,693     63,453
   Vessel and Barge Depreciation                    4,830      9,307
   Impairment Loss                                     54      2,355
								----------  ----------
Gross Voyage Profit                                 7,157      5,284
								----------  ----------
Administrative and General Expenses                 4,446 	   5,996
Loss on Sale of Vessels and Other Assets               20 	      66
								----------  ----------
Operating Income (Loss)                             2,691 	    (778)
								----------  ----------
Interest:
   Interest Expense                                 4,620 	   7,834
   Investment Income                                 (312)	    (328)
								----------  ----------
                                                    4,308 	   7,506
								----------  ----------
Loss Before (Benefit) Provision for Income
 Taxes, Equity in Net Income of Unconsolidated
 Entities and Extraordinary Item                   (1,617)	  (8,284)
								----------  ----------
(Benefit) Provision for Income Taxes:
   Current                                              -         95
   Deferred	                                         (559)	  (2,936)
   State					                    -         56
								----------  ----------
                       					     (559)	  (2,785)
								----------  ----------
Equity in Net Income of Unconsolidated
 Entities (Net of Applicable Taxes)		   	      169 	     146
								----------  ----------
Loss Before Extraordinary Item			     (889)	  (5,353)
								----------  ----------
Extraordinary Loss on Early Extinguishment
 of Debt (Net of Income Tax Benefit of $17)           (31)	       -
								----------  ----------
Net Loss							    $(920)	 $(5,353)
								==========  ==========
Basic and Diluted Earnings Per Share:
   Loss Before Extraordinary Item			   $(0.15)	  $(0.88)
   Extraordinary Loss					        -   	 -
								----------  ----------
   Net Loss					 		   $(0.15)	  $(0.88)
								==========  ==========
Weighted Average Shares of
  Common Stock Outstanding   				6,082,887   6,082,887

     The accompanying notes are an integral part of these statements.

                  INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                       (All Amounts in Thousands)
                              (Unaudited)
                                                March 31,         December 31,
ASSETS                                             2002               2001
                                               -----------        -----------
Current Assets:
   Cash and Cash Equivalents                    $  28,671          $  26,339
   Marketable Securities                            3,011              3,059
   Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $622 and $603
    in 2002 and 2001, Respectively:
       Traffic                                     22,392             24,979
       Agents'                                      3,503              2,873
       Claims and Other                            12,105             15,289
   Federal Income Taxes Receivable                  1,890                100
   Net Investment in Direct Financing Lease         1,815              1,774
   Other Current Assets                             4,693              4,691
   Material and Supplies Inventory, at Lower
    of Cost or Market                               2,943              2,932
   Current Assets Held for Disposal                10,380              5,022
                                                -----------        -----------
Total Current Assets                               91,403             87,058
                                               -----------        -----------
Assets Held for Disposal                                -              9,916
                                               -----------        -----------
Marketable Equity Securities                           88                 88
                                               -----------        -----------
Investment in Unconsolidated Entities               9,002              7,857
                                               -----------        -----------
Net Investment in Direct Financing Lease           52,746             53,209
                                               -----------        -----------

Vessels, Property, and Other Equipment, at Cost:
   Vessels and Barges                             333,003            333,037
   Other Marine Equipment                           4,709              4,709
   Terminal Facilities                             13,484             13,460
   Land                                             1,038              1,038
   Furniture and Equipment                         12,124             12,099
                                               -----------         ----------
                                                  364,358            364,343
Less -  Accumulated Depreciation                 (111,044)          (106,010)
                                               -----------         ----------
                                                  253,314            258,333
                                               -----------         ----------
Other Assets:
  Deferred Charges, Net of Accumulated
   Amortization of $16,327 and $16,580
   in 2002 and 2001, Respectively                  14,107             14,240
  Acquired Contract Costs, Net of Accumulated
   Amortization of $18,884 and $18,520 in 2002
   and 2001, Respectively                          11,642             12,006
  Due from Related Parties                            596                611
  Other                                            15,802             17,085
                                               -----------         ----------
                                                   42,147             43,942
                                               -----------         ----------
                                               $  448,700          $ 460,403
                                               ===========         ==========

	The accompanying notes are an integral part of these statements.


                  INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                (All Amounts in Thousands Except Share Data)
                               (Unaudited)
                                                March 31,         December 31,
                                                   2002               2001
                                               -----------        -----------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current Maturities of Long-Term Debt          $  15,443          $  15,346
  Current Maturities of Capital Lease
   Obligations                                      1,765                  -
  Accounts Payable and Accrued Liabilities         43,095             40,970
  Current Maturities of Capital Lease
   Obligations on Assets Held for Disposal          9,923              5,241
                                               -----------         ----------
Total Current Liabilities                          70,226             61,557
                                               -----------         ----------
Billings in Excess of Income Earned and
 Expenses Incurred                                    578              1,765
                                               -----------         ----------
Long-Term Capital Lease Obligations on
 Assets Held for Disposal                               -              9,795
                                               -----------         ----------
Long-Term Capital Lease Obligations, Less
 Current Maturities                                   726                  -
                                               -----------         ----------
Long-Term Debt, Less Current Maturities           216,515            230,481
                                               -----------         ----------
Other Long-Term Liabilities:
  Deferred Income Taxes                             9,711              8,390
  Claims and Other                                 36,207             33,510
                                               -----------         ----------
                                                   45,918             41,900
                                               -----------         ----------

Commitments and Contingent Liabilities

Stockholders' Investment:
  Common Stock                                      6,756              6,756
  Additional Paid-In Capital                       54,450             54,450
  Retained Earnings                                63,655             64,575
  Less - Treasury Stock                            (8,704)            (8,704)
  Accumulated Other Comprehensive Loss             (1,420)            (2,172)
                                               -----------         ----------
                                                  114,737            114,905
                                               -----------         ----------
                                               $  448,700          $ 460,403
                                               ===========         ==========

	The accompanying notes are an integral part of these statements.

			INTERNATIONAL SHIPHOLDING CORPORATION
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
				(All Amounts in Thousands)
					  (Unaudited)
	      	   	          	 			  Accumulated
          		        Additional		 	     Other
		       Common  Paid-In  Retained  Treasury Comprehensive
		       Stock   Capital  Earnings    Stock	  Income(Loss) Total
                 -----------------------------------------------------------
Balance at
 December 31, 2000 $ 6,756  $ 54,450  $129,755  ($8,704)   ($725)  $181,532

Comprehensive Loss:
 Net Loss for the Year
  Ended December 31,
  2001	             -   	     -   (64,419)        -       -    (64,419)

Other Comprehensive Loss:
 Unrealized Holding Loss
  on Marketable Securities,
  Net of Deferred Taxes
  of ($76)			 -         -          -        -    (144)	     (144)

Cumulative Effect of Adoption
  of SFAS No.133, Net of
  Deferred Taxes of $135,
  on January 1, 2001	 -   	     -     	    -        -     250 	      250

 Unrealized Holding Loss
  on Derivatives, Net
  of Deferred Taxes of
  ($836)	 		 -         -          -        -  (1,553)	  (1,553)
											  -------

Total Comprehensive Loss						       (65,866)

Cash Dividends	 	 -   	     -       (761)       -       -      (761)
      	    -------------------------------------------------------------
Balance at
 December 31, 2001 $ 6,756   $54,450    $64,575  ($8,704)($2,172) $114,905
                  ===========================================================

Comprehensive Loss:

 Net Loss for the
  Period Ended
  March 31, 2002    	 -         -       (920)       -       -      (920)

Other Comprehensive Loss:
 Unrealized Holding Loss on
  Marketable Securities,
  Net of Deferred Taxes
  of ($31)		       -         -          -        -     (57)      (57)

 Unrealized Holding Gain
  on Derivatives, Net
  of Deferred Taxes of
  $435	 		 -         -          -        -     809 	     809
                                                                    -------

Total Comprehensive Loss						          (168)
	           ----------------------------------------------------------
Balance at
 March 31, 2002     $6,756   $54,450    $63,655  ($8,704)($1,420) $114,737
	 	      =========================================================

	The accompanying notes are an integral part of these statements.

			INTERNATIONAL SHIPHOLDING CORPORATION
			CONSOLIDATED STATEMENTS OF CASH FLOWS
				(All Amounts in Thousands)
					(Unaudited)

 								      Three Months
								     Ended March 31,
								     2002       2001
								  ---------  ---------
Cash Flows from Operating Activities:
 Net Loss				 			  $   (920)	 $ (5,353)
 Adjustments to Reconcile Net Loss to Net
  Cash Provided by Operating Activities:
    Depreciation	                                   5,092      9,872
    Amortization of Deferred Charges
     and Other Assets	                             1,924      4,198
    Benefit for Deferred Income Taxes 		      (559)    (2,936)
    Equity in Net Income of Unconsolidated Entities	(169)      (133)
    Loss (Gain) on Sale of Vessels and Other Assets	  20 	      (35)
    Impairment Loss	 				        54      2,355
    Extraordinary Loss                                  31          -
 Changes in:
    Accounts Receivable	 				     5,133     12,157
    Inventories and Other Current Assets  	       472 	    3,594
    Other Assets                                     1,269 	   (1,219)
    Accounts Payable and Accrued Liabilities	     1,491      1,794
    Federal Income Taxes Payable	                  (406)       589
    Billings in Excess of Income Earned and
     Expenses Incurred	                            (1,293)	   (4,541)
    Other Long-Term Liabilities	                 2,184 	   (2,987)
								  ---------  ---------
Net Cash Provided by Operating Activities	          14,323     17,355
								  ---------  ---------

Cash Flows from Investing Activities:
    Net Investment in Direct Financing Lease		 422 	      812
    Purchase of Vessels and Other Property	       (64)      (118)
    Additions to Deferred Charges	                  (531)    (3,550)
    Proceeds from Sale of Vessels and Other Property 5,573 	    3,473
    Purchase of and Proceeds from
     Short Term Investments 					 (24)	       78
    Investment in Unconsolidated Entities	            (941)	   (2,100)
    Other Investing Activities	                    71	     (119)
								  ---------  ---------
Net Cash Provided (Used) by Investing Activities     4,506     (1,524)
								  ---------  ---------

Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt 			     7,500      9,800
    Reduction of Debt and Capital Lease Obligations(23,991)	  (23,808)
    Additions to Deferred Financing Charges	        (6)       (65)
    Dividends Paid on Common Stock                       -       (380)
								  ---------  ---------
Net Cash Used by Financing Activities	         (16,497)	  (14,453)
								  ---------  ---------

Net Increase in Cash and Cash Equivalents	           2,332      1,378
Cash and Cash Equivalents at Beginning of Period    26,339 	   16,906
								  ---------  ---------
Cash and Cash Equivalents at End of Period         $28,671    $18,284
	 							  =========  =========

	The accompanying notes are an integral part of these statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               MARCH 31, 2002
                                 (Unaudited)

Note 1.  Basis of Preparation
     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have
been omitted.   It is suggested that these interim statements are read in
conjunction with the financial statements and notes thereto included in the Form 10-K of International Shipholding Corporation for the year ended
December 31, 2001. Certain reclassifications have been made to prior period financial information in order to conform to current year presentations.
	The foregoing 2002 interim results are not necessarily indicative of the results of operations for the full year 2002. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 2002. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information shown have been included.
	The Company's policy is to consolidate all subsidiaries in which it holds greater than 50% voting interest and to use the equity method to account for investments in entities in which it holds a 20% to 50% voting interest. The Company uses the cost method to account for investments in entities in which it holds less than 20% voting interest and in which the Company cannot exercise significant influence over operating and financial activities.
	All significant intercompany accounts and transactions have been eliminated.

Note 2.  Impairment Loss on Assets Held for Disposal
	In June of 2001, the Company adopted a plan to separate the LASH service (the LINER SERVICES segment), its Cape-Size Bulk Carrier (included in the TIME CHARTER CONTRACTS segment) and certain Special Purpose barges (included in the OTHER segment), from the balance of its operations and dispose of the assets. In December of 2001, as the result of extended cargo commitments from a major shipper, the Company reclassified its Foreign Flag LASH service (operating under the name "Forest Lines") assets, including two LASH vessels, one Dockship and 599 LASH barges, to assets held for use. For accounting purposes, the U.S. Flag LASH liner service assets, the Cape-Size Bulk Carrier and the Special Purpose barges were reclassified in the Company's balance sheet as "Current Assets Held for Disposal" and "Assets Held for Disposal." The Foreign Flag LASH service assets are included in "Vessels, Property, and Other Equipment."
	The Company recognized an impairment loss of $81 Million in 2001 on the aforementioned assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment loss on the U.S. Flag LASH liner service, Cape-Size Bulk Carrier, and 28 Special Purpose barges was $60.5 Million and the impairment loss on the Foreign Flag LASH service was $18.1 Million. Additionally, an impairment loss of $2.4 Million was recognized on a LASH vessel that was sold for scrap while held for disposal after completing its commitment under charter with the U.S. Military Command ("MSC") and reaching the end of its economic useful life. The impairment losses on these assets were measured as the amount by which the carrying value of the assets exceeded their estimated fair value. The fair value of the Foreign Flag LASH service assets was estimated by determining the present value of their expected future cash flows using a discount rate believed to be commensurate with the Company's borrowing rate. The fair values of the remaining assets were based on scrap values using an estimated scrap value per lightweight ton.
	At the time this plan was adopted, the assets related to the U.S. Flag LASH liner service included four U.S. Flag LASH vessels, one Foreign Flag
LASH vessel, one FLASH unit, 1,200 LASH barges, and ancillary assets. This service previously transported cargo between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian sub-continent and
Southeast Asia operating under the name "Waterman."   The past several years
have reflected a downward trend in this service as a result of higher operating costs, disruptions in service due to unplanned maintenance, and changes in market conditions. During the first quarter of 2002, two of the U.S. Flag LASH vessels and related LASH barges were sold for scrap resulting in an additional impairment loss of $54,000. Subsequent to the end of the first quarter of 2002, another of the U.S. Flag LASH vessels, related LASH barges, and the FLASH unit were sold resulting in a gain of approximately $241,000. The remaining assets related to this service are classified on the Company's Balance Sheet as of March 31, 2002, as "Current Assets Held for Disposal," and capital lease obligations of $9.9 Million associated with these assets are classified as "Current Maturities of Capital Lease Obligations on Assets Held for Disposal."
	During the third quarter of 2001, the Company sold the Cape-Size Bulk Carrier resulting in an additional impairment loss of approximately $400,000 in excess of the original write-down amount.
	The Special Purpose barges are no longer in use due to a restructuring of a contract with a major mining company in the fourth quarter of 2000.
These barges were used in conjunction with the Company's two Special Purpose vessels, the Bali Sea and Banda Sea, to service this contract. The restructuring allowed the Company to deploy the Bali Sea and Banda Sea in its railcar ferry service operating between Alabama and Coatzacoalcos, Mexico (the "Mexican Service"), which does not require the Special Purpose barges. The book value of these barges, $574,000 after adjusting for the impairment loss, approximates current scrap prices, and is included in "Current Assets Held for Disposal" as of March 31, 2002. The Company has no debt specifically attributable to these assets.
	In anticipation of the disposal of the U.S. Flag LASH service assets, a reduction of approximately 31% of the Company's shore base staff was effected early in the third quarter of 2001 and in January of 2002.

Note 3.  Operating Segments
	The Company's three operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, and CONTRACTS OF AFFREIGHTMENT, are identified primarily based on the characteristics of the contracts and terms under which its fleet of vessels and barges are operated. The Company reports in the OTHER category results of the Company's Mexican Service and several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting, and other specialized services primarily to the Company's operating segments described below. The Mexican Service was previously reported in the LINER SERVICES segment, but was reclassified to OTHER in the second quarter of 2001, because it is more specialized than the other operations in the LINER SERVICES segment. The information provided in the following table for the first quarter of 2001 has been restated to reflect this reclassification. Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
	The Company does not allocate interest income, administrative and general expenses, equity in unconsolidated entities, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provide specialized services to the operating segments. The following table presents information about segment profit and loss for the three months ended March 31, 2002 and 2001:

						    Time
				    Liner     Charter  Contracts of
(All Amounts in Thousands) Services  Contracts Affreightment  Other    Total
-----------------------------------------------------------------------------
2002
Revenues from external
 customers                 $ 23,513   $ 30,334   $ 3,628    $ 4,259  $ 61,734
Intersegment revenues             -          -         -      5,179     5,179
Gross voyage (loss) profit
 before depreciation and
 impairment loss               (611)     9,914     2,148        590    12,041
Depreciation                    896      3,160       604        170     4,830
Impairment loss                   -        (54)        -          -       (54)
Interest expense                578      2,721       605        716     4,620
Loss on sale of vessels
 and other assets                 -        (20)        -          -       (20)
Segment (loss) profit before
 interest income,
 administrative and general
 expenses, equity in net
 income of unconsolidated
 entities, and taxes         (2,085)     3,959       939       (296)    2,517
-----------------------------------------------------------------------------
2001
Revenues from external
 customers                 $ 40,648   $ 34,369  $  3,766   $  1,616  $ 80,399
Intersegment revenues             -          -         -      7,178     7,178
Gross voyage profit (loss)
 before depreciation and
 impairment loss              2,062     14,707     1,950     (1,773)   16,946
Depreciation 	            3,403      4,384       605        915     9,307
Impairment loss                   -     (2,355)        -          -    (2,355)
Interest expense              1,182      4,965       766        921     7,834
(Loss) gain on sale of
 vessels and other assets         -       (345)        -        279       (66)
Segment (loss) profit before
 interest income,
 administrative and general
 expenses, equity in net
 income of unconsolidated
 entities, and taxes         (2,523)     2,658       579     (3,330)   (2,616)
-----------------------------------------------------------------------------

	As discussed in Note 2 - "Impairment Loss on Assets Held for Disposal," the Company adopted a plan in 2001 to separate its U.S. Flag LASH service, its Cape-Size Bulk Carrier, and certain Special Purpose barges from the balance of its operations and dispose of the assets. Revenues and gross voyage profit (loss) before depreciation and impairment loss for the U.S.
Flag LASH service included in the LINER SERVICES segment, were $10.8 Million and ($1.5) Million, respectively, for the first quarter of 2002 and $26
Million and $192,000 for the first quarter of 2001, respectively. The Company's Foreign Flag LASH liner service accounted for the remaining amounts reported in the LINER SERVICES segment. Revenues and gross voyage profit before depreciation and impairment loss for the Cape Size Bulk Carrier included in the TIME CHARTER CONTRACTS segment, were $1.2 Million and $313,000 respectively, for the first quarter of 2001. This vessel was sold in the third quarter of 2001. The Special Purpose barges were not in use during either of the periods presented in the table above.

      Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)                  Three Months Ended March 31,
								   2002      2001
								---------  ---------
Total profit (loss) for reportable segments     $  2,517   $ (2,616)
Unallocated amounts:
   Interest income                                   312        328
   Administrative and general expenses            (4,446)    (5,996)
								---------  ---------
Loss before (benefit) provision for income
 taxes, equity in net income of unconsolidated
 entities, and extraordinary item               $ (1,617)  $ (8,284)
								=========  =========

Note 4.  Earnings Per Share
	Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were excluded from the computation of diluted earnings per share in the first three months of 2002 and 2001, as the effect would have been antidilutive.

Note 5.  New Accounting Pronouncements
      During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, in June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15,

2000. The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholders' Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts and commodity swap contracts. The fair values of the Company's interest rate swap agreements and commodity swap contracts were a liability of $1.2 Million and an asset of $487,000, respectively, at
March 31, 2002.
	In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstance and also requires goodwill to be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 142 on January 1, 2002, which had no material impact on the Company's financial statements. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements because the Company does not have any assets that require retirement obligations.
      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement revises current guidance with respect to the process for measuring impairment of long-lived assets.
The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The reclassification of certain of the Company's assets to Assets
Held for Disposal during 2001 was made prior to the Company's adoption of
SFAS No. 144.  Therefore, these assets will continue to be accounted for
under SFAS No. 121.   The Company's adoption of SFAS No. 144 will only impact
the accounting for future transactions relating to the impairment or disposal of long-lived assets.

                                    ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Forward-Looking Statements
---------------------------
      Certain statements made in this report or elsewhere by, or on behalf of, the Company that are not based on historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions about future events and are therefore subject to risks and uncertainties. The Company cautions readers that certain important factors have affected and may affect in the future the Company's actual consolidated results of operations and may cause future results to differ materially from those expressed in or implied by any forward-looking statements made in this report or elsewhere by, or on behalf of, the Company. A description of certain of these important factors is contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

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

                             RESULTS OF OPERATIONS
                            -----------------------
                         THREE MONTHS ENDED MARCH 31, 2002
                 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Gross Voyage Profit
--------------------
Gross voyage profit before depreciation and impairment loss decreased 28.9% from $16.9 Million in the first quarter of 2001 as compared to $12 Million in the first quarter of 2002. The changes associated with each of the Company's segments are discussed below.

Liner Services:	Gross voyage profit before depreciation and impairment
loss for this segment decreased from $2.1 Million in the first quarter of 2001
to a loss of $611,000 in the first quarter of 2002.   The Company's U.S. Flag
LASH Liner service was affected by a decrease in the volume of inbound cargo carried per ship and the Foreign Flag LASH Liner service was affected by a decrease in the volume of outbound cargo.

Time Charter Contracts:	The decrease in this segment's gross voyage
profit before depreciation and impairment loss from $14.7 Million in the first quarter of 2001 to $9.9 Million in the first quarter of 2002 was primarily attributable to the sale and leaseback of two of the Company's Pure Car Truck Carriers ("PCTCs") during the second half of 2001; renegotiated lease terms on another PCTC that resulted in different treatment for accounting purposes; and offhire time for repair work on the Company's Coal Carrier. The contracts under which the three PCTCs operate were not affected by the lease transactions. However, because the leases now qualify for treatment as operating leases, during the first quarter of 2002, the lease payments were included in voyage expenses. This increase in voyage expenses did not materially affect the net profit for this segment, because the depreciation and interest charges incurred on these vessels during the first quarter of 2001 were eliminated by the lease transactions. This decrease in gross voyage profit was partially offset by an increase in revenue earned by the Company's PCTCs during the first quarter of 2002 resulting from carrying more supplemental cargoes than in the first quarter of 2001.

Contracts of Affreightment: Gross voyage profit before depreciation and impairment loss of $2.1 Million for this segment in the first quarter of 2002 was comparable to the $2 Million reported in first quarter of 2001.

Other: Improved results for the Company's railcar ferry service operating between Alabama and Coatzacoalcos, Mexico (the "Mexican Service") contributed approximately $712,000 to this segment's $2.4 Million increase in gross voyage profit before depreciation and impairment loss from a loss of $1.8 Million in the first quarter of 2001 to a profit of $590,000 in the first quarter of 2002. Additionally, during the first quarter of 2002, the Company received approximately $1.3 Million of interest earned on overpayments of foreign taxes from previous years.

Impairment Loss on Assets Held-for-Disposal
--------------------------------------------
	In June of 2001, the Company adopted a plan to separate the LASH service (the LINER SERVICES segment), its Cape-Size Bulk Carrier (included in the TIME CHARTER CONTRACTS segment) and certain Special Purpose barges (included in the OTHER segment), from the balance of its operations and dispose of the assets. In December of 2001, as the result of extended cargo commitments from a major shipper, the Company reclassified its Foreign Flag LASH service (operating under the name "Forest Lines") assets, including two LASH vessels, one Dockship and 599 LASH barges, to assets held for use. For accounting purposes, the U.S. Flag LASH liner service assets, the Cape-Size Bulk Carrier and the Special Purpose barges were reclassified in the
Company's balance sheet as "Current Assets Held for Disposal" and "Assets Held-for-Disposal." The Foreign Flag LASH service assets are included in "Vessels, Property, and Other Equipment."
	The Company recognized an impairment loss of $81 Million in 2001 on the aforementioned assets in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment loss on the U.S. Flag LASH liner service, Cape-Size Bulk Carrier, and 28 Special Purpose barges was $60.5 Million and the impairment loss on the Foreign Flag LASH service was $18.1 Million. Additionally, an impairment loss of $2.4 Million was recognized on a LASH vessel that was sold for scrap while held for disposal after completing its commitment under charter with the MSC and reaching the end of its economic useful life. The impairment losses on these assets were measured as the amount by which the carrying value of the assets exceeded their estimated fair value. The fair value of the Foreign Flag LASH service assets was estimated by determining the present value of their expected future cash flows using a discount rate believed to be commensurate with the Company's borrowing rate. The fair values of the remaining assets were based on scrap values using an estimated scrap value per lightweight ton.
	At the time this plan was adopted, the assets related to the U.S. Flag LASH liner service included four U.S. Flag LASH vessels, one Foreign Flag
LASH vessel, one FLASH unit, 1,200 LASH barges, and ancillary assets. This service previously transported cargo between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian sub-continent and
Southeast Asia operating under the name "Waterman."   The past several years
have reflected a downward trend in this service as a result of higher operating costs, disruptions in service due to unplanned maintenance, and changes in market conditions. During the first quarter of 2002, two of the U.S. Flag LASH vessels and related LASH barges were sold for scrap resulting in an additional impairment loss of $54,000. Subsequent to the end of the first quarter of 2002, another of the U.S. Flag LASH vessels, related LASH barges, and the FLASH unit were sold resulting in a gain of approximately $241,000. The remaining assets related to this service are classified on the Company's Balance Sheet as of March 31, 2002, as "Current Assets Held for Disposal," and capital lease obligations of $9.9 Million associated with these assets are classified as "Current Maturities of Capital Lease Obligations on Assets Held for Disposal."

	During the third quarter of 2001, the Company sold its Cape-Size Bulk Carrier resulting in an additional impairment loss of approximately $400,000 in excess of the original write-down amount.
	The Special Purpose barges are no longer in use due to a restructuring of a contract with a major mining company in the fourth quarter of 2000.
These barges were used in conjunction with the Company's two Special Purpose vessels, the Bali Sea and Banda Sea, to service this contract. The restructuring allowed the Company to deploy the Bali Sea and Banda Sea in its Mexican Service, which does not require the Special Purpose barges. The book value of these barges, $574,000 after adjusting for the impairment loss, approximates current scrap prices, and is included in "Current Assets Held for Disposal" as of March 31, 2002. The Company has no debt specifically attributable to these assets.
	In anticipation of the disposal of the U.S. Flag LASH service assets, a reduction of approximately 31% of the Company's shore base staff was effected early in the third quarter of 2001 and in January of 2002. This action is expected to reduce the Company's administrative and general expenses by approximately $3.6 Million on an annualized basis. Additional reductions are possible as the asset disposition program proceeds.

Vessel and Barge Depreciation
------------------------------
      Vessel and barge depreciation decreased 48.1% from $9.3 Million in the first quarter of 2001 to $4.8 Million in the first quarter of 2002. The reclassification of the U.S. Flag LASH Liner service, Cape-Size Bulk Carrier, and certain Special Purpose barges to Assets Held for Disposal as described earlier in the "Impairment Loss on Assets Held for Disposal" section accounted for most of this decrease. The lease transactions related to the PCTCs discussed earlier in the "Gross Voyage Profit - Time Charter Contracts" section and the scrapping during 2001 of two of the Company's LASH vessels previously chartered to the MSC also contributed to this decrease. These decreases were slightly offset by an increase in depreciation on the Foreign Flag LASH service assets during the first quarter of 2002 as compared to the first quarter of 2001. These assets were written-down to their estimated fair value in December of 2001 based on the present value of their expected future cash flows using a discount rate believed to be commensurate with the Company's borrowing rate, and the useful lives of those assets were adjusted downward to correspond to the terms of the associated contract, resulting in the increase in depreciation.

Other Income and Expense
-------------------------
      Administrative and general expenses decreased 25.9% from $6 Million in the first quarter of 2001 to $4.4 Million in the first quarter of 2002. The Company has retained a third party to provide ship management services previously provided by a wholly-owned subsidiary of the Company. The costs for these services were included in voyage expenses during the first quarter of 2002 while the expenses of the subsidiary were included in administrative and general expenses in the first quarter of 2001. Savings resulting from the staff reductions discussed earlier in the "Impairment Loss on Assets Held for Disposal" section were offset by related severance payments.

      The Loss on Sale of Vessels and Other Assets of $20,000 during the first quarter of 2002 related to sales of miscellaneous assets no longer used in the Company's operations. The $66,000 reported in the first quarter of 2001 consisted of a loss of $345,000 associated with the TIME CHARTER CONTRACTS segment offset by a gain of $279,000 on sales of assets no longer required for operations in the OTHER segment. The TIME CHARTER CONTRACTS segment net loss of $345,000 resulted from the sale of one LASH vessel for approximately $1.3 Million less than its book value offset by the sales of assets no longer required for operations that resulted in gains totaling approximately $1 Million.
      Interest expense decreased 41% from $7.8 Million in the first quarter of 2001 to $4.6 Million in the first quarter of 2002. Decreases due to regularly scheduled payments on outstanding debt and lower interest rates accounted for $1.2 Million of the total difference. The early repayment of the debt associated with the two PCTCs sold and leased back during 2001 under operating leases, and the reclassification of another PCTC lease from a capital lease to an operating lease due to a change in lease terms together
accounted for approximately $2 Million of the decrease.   Additionally,
interest incurred on the financing of a new PCTC purchased in the second half of 2001 was offset by a decrease in interest expense associated with the Company's line of credit, which had a lower balance drawn during the first quarter of 2002 as compared to the first quarter of 2001.
      Investment income of $312,000 earned during the first quarter of 2002 was comparable to $328,000 in the first quarter of 2001.

Income Taxes
-------------
      The Company's tax benefit was $559,000 for the first quarter of 2002 and $2.8 Million for the first quarter of 2001 at the statutory rate of 35% for both periods.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------
	Equity in net income of unconsolidated entities, net of taxes, of $169,000 and $146,000 for the first quarter of 2002 and 2001, respectively, was primarily related to the Company's minority interest in companies owning and operating cement carrying vessels.


                         LIQUIDITY AND CAPITAL RESOURCES

	The following discussion should be read with the more detailed Consolidated Condensed Balance Sheets and Consolidated Statements of Cash
Flows included elsewhere herein as part of the Company's Consolidated Condensed Financial Statements.
	The Company's working capital decreased from $25.5 Million at December 31, 2001, to $21.2 Million at March 31, 2002, after provision for current maturities of long-term debt and capital lease obligations of $27.1 Million. Cash and cash equivalents increased during the first quarter of 2002 by $2.3

Million from $26.3 Million at December 31, 2001, to $28.7 Million at March
31, 2002. The increase was provided by operating activities of $14.3 Million and investing activities of $4.5 Million, partially offset by cash used for financing activities of $16.5 Million.
	Operating activities generated a positive cash flow after adjusting the net loss of $920,000 for non-cash provisions such as depreciation and amortization. Cash flows from investing activities of $4.5 Million were generated primarily from the sale of two LASH vessels and associated LASH barges previously classified as Assets Held for Disposal and were offset by investments in minority interests in companies that own and operate special purpose cement carrying vessels.
	Cash used for financing activities of $16.5 Million included $11.4 Million used to repurchase a portion of the Company's 9% Senior Notes, $5.1 Million used for regularly scheduled reductions of debt and capital lease obligations, and $7.5 Million used to repay draws on the Company's line of credit. These uses were partially offset by proceeds of $7.5 Million from the draws on the line of credit.
	As of March 31, 2002, the balance outstanding on the Company's 9% Senior Notes was $27.2 Million. The Company has adopted a plan to provide for the orderly retirement of the balance of these Notes within the required time frame, including repayment of other debt in accordance with scheduled maturities. It is anticipated that the future projected earnings, available line of credit, and the remaining proceeds from the sale of Assets Held for Disposal should provide the cash flow required to meet these debt obligations, however, there can be no assurance that this will occur. At March 31, 2002, the Company's revolving credit facility of $10 Million was fully available.
	As discussed earlier, the Company sold and leased back two PCTCs during 2001 and renegotiated the terms of the lease agreement for another of its PCTCs. The PCTCs are operated under fixed charter agreements covering the terms of the respective leases. For accounting purposes, the leases qualify for treatment as operating leases. The Company's obligations associated with these leases are disclosed in the table below.
	The following is a summary of the Company's contractual obligations as of March 31, 2002:

                   April 1, -
Contractual       December 31,
obligations (000's)   2002	 2003	    2004	 2005	    2006	Thereafter
----------------------------------------------------------------------------
Long-term debt      $12,865  $42,777  $14,044  $14,309  $14,496    $133,467
Capital lease
 Obligations          2,647    4,733    3,107    1,927        -           -
Operating Leases     13,717   17,476   16,223   16,293   16,313     124,150
                   ---------------------------------------------------------
   Total by period  $29,229  $64,986  $33,374  $32,529  $30,809    $257,617
                   =========================================================


	Capital lease obligations associated with the Assets Held for Disposal are classified as current liabilities on the Company's Balance Sheet at March 31, 2002, because the Company intends to use the proceeds from the sale of those assets to repay these obligations.

	The Company continues to meet all of its financial covenants under its various debt agreements, after these were amended for the full year 2002.
The Company believes it will be able to meet the more restrictive financial covenants that become effective in 2003, although it cannot give assurances at this time.
	The Company's Mexican Service is projected to be profitable for the remainder of 2002 and contribute to the Company's positive cash flows. However, if outside market conditions impact those projections, the Company believes it could find alternative placement for the two vessels supporting the service.
	If the Company's cash flow and capital resources are not sufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of its unencumbered vessels or restructure debt.
	In view of the impairment loss recognized on Assets Held for Disposal during 2001, and to ensure compliance with financial covenants under the Company's debt agreements, at a regular meeting held June 25, 2001, the Board of Directors elected to suspend quarterly dividend payments on its Common shares of stock.
	The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.

                          NEW ACCOUNTING PRONOUNCEMENTS

	During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. However, in June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective
Date of FASB Statement No. 133." SFAS No. 137 is an amendment of SFAS No. 133 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of
$16,000 and an increase in other comprehensive income included in Stockholder's Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts and commodity swap contracts. The fair values of the Company's interest rate swap agreements and commodity swap contracts were a liability of $1.2 Million and an asset of $487,000, respectively, at March 31, 2002.
	In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstance and also requires goodwill to be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired.  The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 142 on January 1, 2002, which had no material impact on the Company's financial statements. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements, because the Company does not have any assets that require retirement obligations.
	In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement revises current guidance with respect to the process for measuring impairment of long-lived assets.
The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The reclassification of certain of the Company's assets to Assets
Held for Disposal during 2001 was made prior to the Company's adoption of
SFAS No. 144.  Therefore, these assets will continue to be accounted for
under SFAS No. 121.   The Company's adoption of SFAS No. 144 will only impact
the accounting for future transactions relating to the impairment or disposal of long-lived assets.

                                    ITEM 3.

          QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

In the ordinary course of its business, the Company is exposed to foreign currency, interest rate, and commodity price risk. The Company utilizes derivative financial instruments including forward exchange contracts, interest rate swap agreements, and commodity swap agreements to manage certain of these exposures. The Company hedges only firm commitments or anticipated transactions and does not use derivatives for speculation. The Company neither holds nor issues financial instruments for trading purposes.

INTEREST RATE RISK. The fair value of long-term debt at March 31, 2002, including current maturities, was estimated to be $232.2 Million compared to a carrying value of $232 Million. The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to the Company's long-term debt at March 31, 2002, would be approximately $5.2 Million or 2.2% of the carrying value.
The fair value of the interest rate swap agreement discussed in the Form
10-K was a liability of $1.2 Million at March 31, 2002, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date taking into account current market conditions and interest rates. A hypothetical 10% decrease in interest rates as of March 31, 2002, would have resulted in a $173,000 increase in the fair value of the liability. COMMODITY PRICE RISK. The fair value of the commodity swap agreements discussed in the Form 10-K was an asset of $487,000 at March 31, 2002, estimated based on the difference between price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreements. A hypothetical 10% decrease in the fuel price per ton of fuel as of March 31, 2002, would have resulted in a $318,000 decrease in the fair value of the asset.
FOREIGN EXCHANGE RATE RISK. There were no material changes in market risk exposure for the foreign currency risk described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

			      PART II - OTHER INFORMATION

                            Item 4.

                Submission of Matters to a Vote of Security Holders

	The Annual Meeting of Shareholders was held April 17, 2002. The matters voted upon and the results of the voting were as follows:

(1)	Election of Board of Directors:

	Nominee			Shares Voted For	  Withheld Authority
      -------			----------------	  ------------------
	Niels W. Johnsen		    5,189,279		  580,521
	Erik F. Johnsen	          5,189,306	        580,494
	Niels M. Johnsen		    5,189,294		  580,506
	Erik L. Johnsen	          5,189,294	        580,506
	Harold S. Grehan, Jr.	    5,760,864	          8,936
	Raymond V. O'Brien, Jr.	    5,760,584		    9,216
	Edwin Lupberger		    5,760,584	          9,216
	Edward K. Trowbridge	    5,760,584	          9,216


                                Item 6.

                    Exhibits and Reports on Form 8-K

(a)	EXHIBIT INDEX
				Exhibit Number		Description
				--------------		-----------

	Part II Exhibits:	       3			Restated Certificate of
								Incorporation, as amended,
								and By-Laws of the Registrant
							     (filed with the Securities and
								Exchange Commission as Exhibit
								3 to the Registrant's Form
								10-Q for the quarterly
								period ended June 30, 1996, and
								incorporated herein by
								reference)


(b) No reports on Form 8-K were filed for the three month period ended March 31, 2002.

SIGNATURES

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			INTERNATIONAL SHIPHOLDING CORPORATION


		  ____________/s/ Gary L. Ferguson_________________________________
				  Gary L. Ferguson
		   Vice President and Chief Financial Officer


Date           May 14, 2002
     -------------------------------