Form 10-Q
period 2002-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 2002-08-14
CIK 278041

		INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
		   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, D.C.  20549
					FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		For the quarterly period ended June 30, 2002
							---------------

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		For the transition period from _________to _________

Commission file number 			2-63322
			     -------------------------------------------

      		  INTERNATIONAL SHIPHOLDING CORPORATION
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

	  Delaware		 		            36-2989662
 -----------------------------	    --------------------------------
(State or other jurisdiction of	    (I.R.S. Employer Identification
 incorporation or organization)          Number)


650 Poydras Street		New Orleans, Louisiana	       70130
------------------------------------------------------------------------
	(Address of principal executive offices)		   (Zip Code)

      			       (504) 529-5461
------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing for the past 90 days.	YES	X	  NO
							    --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Common Stock    $1 Par Value	  6,082,887 shares   (June 30, 2002)
     --------------------------------------------------------------------

PAGE>2

                      PART I - FINANCIAL INFORMATION
                       ITEM 1 - FINANCIAL STATEMENTS

                 INTERNATIONAL SHIPHOLDING CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (All Amounts in Thousands Except Share Data)
                             (Unaudited)
                        Three Months Ended June 30, Six Months Ended June 30,
                               2002        2001           2002         2001
                             ----------  ----------    ----------  ----------
                                                                      C>
Revenues                     $  54,184   $  72,686    $ 111,621   $ 149,804
Subsidy Revenue                  2,480       3,643        5,495       6,924
                             ----------  ----------   ----------  ----------
                                56,664      76,329      117,116     156,728
                             ----------  ----------   ----------  ----------
Operating Expenses:
  Voyage Expenses               42,758      62,486       92,451     125,940
  Vessel and Barge Depreciation  4,829       9,122        9,659      18,428
  Impairment Loss                 (151)     78,928          (97)     81,283
                             ----------  ----------   ----------  ----------
Gross Voyage Profit (Loss)       9,228     (74,207)      15,103     (68,923)
                             ----------  ----------   ----------  ----------
Administrative and General
  Expenses                       3,799       6,149        8,245      12,144
(Gain) Loss on Sale of Vessels
  and Other Assets                (513)      1,065         (493)      1,131
                             ----------  ----------   ----------  ----------
Operating Income (Loss)          5,942     (81,421)       7,351     (82,198)
                             ----------  ----------   ----------  ----------
Interest and Other:
  Interest Expense               4,482       7,270        9,102      15,104
  Investment Income               (140)       (246)        (452)       (574)
  Other Income                       -           -       (1,282)          -
                             ----------  ----------   ----------  ----------
                                 4,342       7,024        7,368      14,530
                             ----------  ----------   ----------  ----------
Income (Loss) Before Provision
  (Benefit) for Income Taxes,
  Equity in Net Income of
  Unconsolidated Entities
  and Extraordinary Item         1,600     (88,445)         (17)    (96,728)
                             ----------  ----------   ----------  ----------
Provision (Benefit) for
 Income Taxes:
   Current                           -          89            -         185
   Deferred                        558     (30,990)          (1)    (33,926)
   State                            38          72           38         128
                             ----------  ----------   ----------  ----------
                                   596     (30,829)          37     (33,613)
                             ----------  ----------   ----------  ----------
Equity in Net Income of
  Unconsolidated Entities
 (Net of Applicable Taxes)         112         217          281         363
                             ----------  ----------   ----------  ----------

Income (Loss) Before
  Extraordinary Item             1,116     (57,399)         227     (62,752)
                             ----------  ----------   ----------  ----------
Extraordinary Loss on Early
  Extinguishment of Debt
  (Net of Income Tax Benefit
  of $17)                            -           -          (31)          -
                             ----------  ----------   ----------  ----------
Net Income (Loss)            $   1,116    $(57,399)    $    196    $(62,752)
                             ==========  ==========   ==========  ==========
Basic and Diluted Earnings
 Per Share:
   Income (Loss) Before
     Extraordinary Item      $    0.18    $  (9.44)    $   0.04    $ (10.32)
   Extraordinary Loss                -           -        (0.01)          -
                             ----------  ----------   ----------  ----------
   Net Income (Loss)         $    0.18    $  (9.44)    $   0.03    $ (10.32)
                             ==========  ==========   ==========  ==========
Weighted Average Shares of
  Common Stock Outstanding   6,082,887   6,082,887    6,082,887   6,082,887

     The accompanying notes are an integral part of these statements.

                  INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                       (All Amounts in Thousands)
                              (Unaudited)
                                                 June 30,        December 31,
ASSETS                                             2002              2001
                                               -----------        -----------
Current Assets:
   Cash and Cash Equivalents                    $  26,305          $  26,339
   Marketable Securities                            2,960              3,059
   Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $606 and $603
    in 2002 and 2001, Respectively:
       Traffic                                     14,553             24,979
       Agents'                                      4,370              2,873
       Claims and Other                            11,832             15,289
   Federal Income Taxes Receivable                  1,789                100
   Net Investment in Direct Financing Lease         1,857              1,774
   Other Current Assets                             7,202              4,691
   Material and Supplies Inventory, at Lower
    of Cost or Market                               2,925              2,932
   Current Assets Held for Disposal                 4,241              5,022
                                               -----------        -----------
Total Current Assets                               78,034             87,058
                                               -----------        -----------
Assets Held for Disposal                                -              9,916
                                               -----------        -----------
Marketable Equity Securities                           88                 88
                                               -----------        -----------
Investment in Unconsolidated Entities               9,219              7,857
                                               -----------        -----------
Net Investment in Direct Financing Lease           52,267             53,209
                                               -----------        -----------

Vessels, Property, and Other Equipment, at Cost:
   Vessels and Barges                            332,950             333,037
   Other Marine Equipment                          4,609               4,709
   Terminal Facilities                            13,484              13,460
   Land                                            1,038               1,038
   Furniture and Equipment                         8,988              12,099
                                               -----------         ----------
                                                 361,069             364,343
Less -  Accumulated Depreciation                (112,887)           (106,010)
                                               -----------         ----------
                                                 248,182             258,333
                                               -----------         ----------
Other Assets:
  Deferred Charges, Net of Accumulated
   Amortization of $17,789 and $16,580
   in 2002 and 2001, Respectively                 14,408              14,240
  Acquired Contract Costs, Net of Accumulated
   Amortization of $19,248 and $18,520
   in 2002 and 2001, Respectively                 11,278              12,006
  Due from Related Parties                           460                 611
  Other                                            8,632              17,085
                                               -----------         ----------
                                                  34,778              43,942
                                               -----------         ----------
                                               $ 422,568           $ 460,403
                                               ===========         ==========

	The accompanying notes are an integral part of these statements.


                  INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                (All Amounts in Thousands Except Share Data)
                               (Unaudited)
                                                 June 30,        December 31,
                                                   2002              2001
                                               -----------        -----------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Accounts Payable and Accrued Liabilities      $  36,903          $  40,970
  Current Maturities of Long-Term Debt             15,542             15,346
  Current Maturities of Capital Lease
   Obligations                                      1,765                  -
  Current Maturities of Capital Lease
   Obligations on Assets Held for Disposal              -              5,241
                                               -----------         ----------
Total Current Liabilities                          54,210             61,557
                                               -----------         ----------
Billings in Excess of Income Earned and
 Expenses Incurred                                    693              1,765
                                               -----------         ----------

Long-Term Debt, Less Current Maturities           211,402            230,481
                                               -----------         ----------

Long-Term Capital Lease Obligations, Less
 Current Maturities                                   726                  -
                                               -----------         ----------

Long-Term Capital Lease Obligations on
 Assets Held for Disposal, Less
 Current Maturities                                     -              9,795
                                               -----------         ----------
Other Long-Term Liabilities:
  Deferred Income Taxes                             9,921              8,390
  Claims and Other                                 30,205             33,510
                                               -----------         ----------
                                                   40,126             41,900
                                               -----------         ----------

Commitments and Contingent Liabilities

Stockholders' Investment:
  Common Stock                                      6,756              6,756
  Additional Paid-In Capital                       54,450             54,450
  Retained Earnings                                64,771             64,575
  Less - Treasury Stock                            (8,704)            (8,704)
  Accumulated Other Comprehensive Loss             (1,862)            (2,172)
                                               -----------         ----------
                                                  115,411            114,905
                                               -----------         ----------
                                               $  422,568          $ 460,403
                                               ===========         ==========

	The accompanying notes are an integral part of these statements.

			INTERNATIONAL SHIPHOLDING CORPORATION
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
				(All Amounts in Thousands)
					  (Unaudited)
	      	   	          	 			  Accumulated
          		        Additional		 	     Other
		       Common  Paid-In  Retained  Treasury  Comprehensive
		       Stock   Capital  Earnings    Stock	  Income(Loss) Total
                 -----------------------------------------------------------
Balance at
 December 31, 2000 $ 6,756  $ 54,450  $129,755  ($8,704)   ($725)  $181,532

Comprehensive Loss:

 Net Loss for Year
  Ended December 31,
  2001	             -  	     -   (64,419)       -        - 	  (64,419)

Other Comprehensive Loss:
 Unrealized Holding Loss
  on Marketable Securities,
  Net of Deferred Taxes
  of ($76)			 -         -         -        -     (144)	     (144)

Cumulative Effect of Adoption
  of SFAS No.133, Net of
  Deferred Taxes of $135,
  on January 1, 2001	 -   	     -     	   -        -      250        250

 Unrealized Holding Loss
  on Derivatives, Net
  of Deferred Taxes of
 ($836) 		       -         -         -        -   (1,553)    (1,553)
											   --------

Total Comprehensive Loss							  (65,866)

Cash Dividends	 	 -   	     -      (761)       -        -       (761)
      	    -------------------------------------------------------------
Balance at
 December 31, 2001 $ 6,756   $54,450   $64,575  ($8,704) ($2,172)  $114,905
                  ===========================================================
Comprehensive Income:

 Net Income for the Period
  Ended June 30, 2002	 -         -       196        -        -        196

Other Comprehensive Income:
 Unrealized Holding Loss on
  Marketable Securities,
  Net of Deferred Taxes
  of ($59)			 -         -         -        -     (110)      (110)

 Unrealized Holding Gain
  on Derivatives, Net
  of Deferred Taxes of
  $226 	 		 -         -         -        -      420	      420
							   				   -------

Total Comprehensive Income						            506

   	           ----------------------------------------------------------
Balance at
 June 30, 2002      $6,756   $54,450   $64,771  ($8,704) ($1,862)  $115,411
	 	      =========================================================

	The accompanying notes are an integral part of these statements.


			INTERNATIONAL SHIPHOLDING CORPORATION
			CONSOLIDATED STATEMENTS OF CASH FLOWS
				(All Amounts in Thousands)
					(Unaudited)

                                                    Six Months Ended June 30,
                                                      2002          2001
                                                    ----------   ----------

Cash Flows from Operating Activities:
 Net Income (Loss)                                   $    196      $(62,752)
  Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided by Operating Activities:
    Depreciation                                       10,173        19,543
    Amortization of Deferred Charges
     and Other Assets                                   3,840         8,318
    Benefit for Deferred Income Taxes                      (1)      (33,927)
    Equity in Net Income of Unconsolidated Entities      (281)         (350)
   (Gain) Loss on Sale of Vessels and Other Assets       (493)        1,131
    Impairment Loss                                       (97)       81,283
    Extraordinary Loss                                     31             -
  Changes in:
    Accounts Receivable                                14,827        21,374
    Inventories and Other Current Assets               (1,270)        4,589
    Other Assets                                        8,425          (391)
    Accounts Payable and Accrued Liabilities          (10,451)      (14,764)
    Federal Income Taxes Payable                         (486)          359
    Billings in Excess of Income Earned and
     Expenses Incurred                                 (1,072)       (1,427)
    Other Long-Term Liabilities                        (1,833)       (3,399)
                                                     ----------   ----------
Net Cash Provided by Operating Activities              21,508        19,587
                                                     ----------   ----------
Cash Flows from Investing Activities:
  Net Investment in Direct Financing Leases               859         1,705
  Purchase of Furniture and Other Equipment               (78)         (298)
  Additions to Deferred Charges                        (2,028)       (5,910)
  Proceeds from Sale of Vessels and Other Property     12,046         7,420
  Purchase of and Proceeds from
   Short Term Investments                                 (31)        2,876
  Investment in Unconsolidated Entities                  (941)       (3,469)
  Partial Sale of Unconsolidated Entities                 110             -
  Other Investing Activities                               42           (34)
                                                     ----------   ----------
Net Cash Provided by Investing Activities               9,979         2,290
                                                     ----------   ----------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Debt                       11,500        24,800
  Repayment of Debt and Capital Lease Obligations     (42,928)      (48,060)
  Additions to Deferred Financing Charges                  (7)          (74)
  Common Stock Dividends Paid                               -          (761)
  Other Financing Activities                              (86)            -
                                                     ----------   ----------
Net Cash Used by Financing Activities                 (31,521)      (24,095)
                                                     ----------   ----------

Net Decrease in Cash and Cash Equivalents                 (34)       (2,218)
Cash and Cash Equivalents at Beginning of Period       26,339        16,906
                                                     ----------   ----------
Cash and Cash Equivalents at End of Period          $  26,305     $  14,688
                                                     ==========   ==========

	The accompanying notes are an integral part of these statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               JUNE 30, 2002
                                (Unaudited)

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

Note 2.  Impairment Loss on Assets Held for Disposal
      In June of 2001, the Company adopted a plan to separate the LASH service (the LINER SERVICES segment), its Cape-Size Bulk Carrier (included in the TIME CHARTER CONTRACTS segment) and certain Special Purpose barges (included in the OTHER segment), from the balance of its operations and dispose of the assets. In December of 2001, as a result of extended cargo commitments from a major shipper, the Company reclassified its Foreign Flag LASH service (operating under the name "Forest Lines") assets, including two LASH vessels, one
Dockship and 599 LASH barges, to assets held for use. For accounting purposes, the U.S. Flag LASH liner service assets, the Cape-Size Bulk Carrier, and the Special Purpose barges were reclassified in the Company's balance sheet as "Current Assets Held for Disposal" and "Assets Held for Disposal." The Foreign Flag LASH service assets are included in "Vessels, Property, and Other Equipment."
      The Company recognized an impairment loss of $81 Million in 2001 on the aforementioned assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment loss on the U.S. Flag LASH liner service, Cape-Size Bulk Carrier, and 28 Special Purpose barges was $60.5

Million and the impairment loss on the Foreign Flag LASH service was $18.1 Million. Additionally, an impairment loss of $2.4 Million was recognized on a LASH vessel that was sold for scrap while held for disposal after completing its commitment under charter with the U.S. Military Sealift Command ("MSC")
and reaching the end of its economic useful life. The impairment losses on these assets were measured as the amount by which the carrying value of the assets exceeded their estimated fair value. The fair value of the Foreign
Flag LASH service assets was estimated by determining the present value of their expected future cash flows using a discount rate believed to be commensurate with the Company's borrowing rate. The fair values of the remaining assets were based on scrap values using an estimated scrap value per lightweight ton.
      At the time this plan was adopted, the assets related to the U.S. Flag LASH liner service included four U.S. Flag LASH vessels, one Foreign Flag LASH vessel, one FLASH unit, 1,200 LASH barges, and ancillary assets. This service previously transported cargo between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian sub-continent and Southeast Asia
operating under the name "Waterman."   The past several years have reflected a
downward trend in this service as a result of higher operating costs, disruptions in service due to unplanned maintenance, lower subsidy revenues, and changes in market conditions. During the first quarter of 2002, two of the U.S. Flag LASH vessels and related LASH barges were sold for scrap resulting in an additional impairment loss of $54,000. During the second quarter of 2002, the two remaining U.S. Flag LASH vessels, certain LASH barges, and the FLASH unit were sold. The proceeds of these sales were used to repay capital lease obligations of approximately $9.6 Million associated with these assets before the scheduled maturity. The result of the sale of these assets and costs associated with repayment of these capital lease obligations was a net gain of $151,000 in the second quarter of 2002.
      The Company sold the Cape-Size Bulk Carrier resulting in an additional impairment loss of approximately $400,000 in excess of the original write-down amount during the third quarter of 2001.
      The Special Purpose barges are no longer in use due to a restructuring of a contract with a major mining company in the fourth quarter of 2000. These barges were used in conjunction with the Company's two Special Purpose vessels, the Bali Sea and Banda Sea, to service this contract. The restructuring allowed the Company to deploy the Bali Sea and Banda Sea in its railcar ferry service operating between Alabama and Coatzacoalcos, Mexico (the "Mexican Service"), which does not require the Special Purpose barges. These barges were written-down to their estimated scrap value of approximately $574,000 in the second quarter of 2001.
      "Current Assets Held for Disposal" of $4.2 Million as of June 30, 2002, includes one Foreign Flag LASH vessel, the remaining LASH barges not associated with the Foreign Flag LASH service, and the aforementioned Special Purpose barges, all of which are reported at amounts approximating scrap values.
The Foreign Flag LASH vessel is currently idle pending the Company's review of alternative deployment as discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

      In anticipation of the disposal of the U.S. Flag LASH service assets, a reduction of approximately 31% of the Company's shore base staff was effected early in the third quarter of 2001 and in January of 2002.

Note 3.  Operating Segments
      The Company's three operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, and CONTRACTS OF AFFREIGHTMENT, are identified primarily based on the characteristics of the contracts and terms under which its fleet of vessels and barges are operated. The Company reports in the OTHER category results of the Company's Mexican Service and several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting, and other specialized services primarily to the Company's operating segments described below. Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
      The Company does not allocate administrative and general expenses, investment income, other income, equity in net income of unconsolidated entities, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provide specialized services to the operating segments. The following table presents information about segment profit and loss for the six months ended June 30, 2002 and 2001:

						    Time
				    Liner     Charter  Contracts of
(All Amounts in Thousands) Services  Contracts Affreightment  Other  Total
-----------------------------------------------------------------------------
2002
Revenues from external
 customers                 $ 41,195   $ 62,682   $ 7,763    $ 5,476  $117,116
Intersegment revenues             -          -         -      8,600     8,600
Gross voyage profit (loss)
 before depreciation and
 impairment loss              1,318     21,331     4,474     (2,458)   24,665
Depreciation                  1,791      4,862     1,208      1,798     9,659
Impairment loss                  97          -         -          -        97
Gain on sale of other assets      -          -         -        493       493
Interest expense              1,032      5,497     1,115      1,458     9,102
Segment (loss) profit before
 administrative and general
 expenses, investment income,
 other income, equity in net
 income of unconsolidated entities,
 and taxes                   (1,408)    10,972     2,151     (5,221)    6,494
-----------------------------------------------------------------------------
2001
Revenues from external
 customers                 $ 77,034   $ 67,696  $  7,510   $  4,488  $156,728
Intersegment revenues             -          -         -     13,743    13,743
Gross voyage (loss) profit
 before depreciation and
 impairment loss               (860)    30,210     3,905     (2,467)   30,788
Depreciation                  6,824      8,524     1,208      1,872    18,428
Impairment loss             (62,385)    (7,140)        -    (11,758)  (81,283)
(Loss) gain on sale of vessels
 and other assets                 -     (1,410)        -        279    (1,131)
Interest expense              1,776      9,812     1,468      2,048    15,104
Segment (loss) profit before
 administrative and general
 expenses, investment income,
 equity in net income of
 unconsolidated entities
 and taxes                  (71,845)     3,324     1,229    (17,866)  (85,158)
-----------------------------------------------------------------------------

      The following table presents information about segment profit and loss for the three months ended June 30, 2002 and 2001:

						    Time
				    Liner     Charter  Contracts of
(All Amounts in Thousands) Services  Contracts Affreightment  Other    Total
-----------------------------------------------------------------------------
2002
Revenues from external
 customers                 $ 17,339   $ 32,234   $ 4,095    $ 2,996  $ 56,664
Intersegment revenues             -          -         -      3,421     3,421
Gross voyage profit (loss)
 before depreciation and
 impairment loss              1,586     11,782     2,286     (1,748)   13,906
Depreciation                    895      1,702       604      1,628     4,829
Impairment loss                 151          -         -          -       151
Gain on sale of other assets      -          -         -        513       513
Interest expense                454      2,776       511        741     4,482
Segment profit (loss) before
 administrative and general
 expenses, investment income,
 equity in net income of
 unconsolidated entities,
 and taxes                      388      7,304     1,171     (3,604)    5,259
-----------------------------------------------------------------------------
2001
Revenues from external
 customers                 $ 36,386   $ 33,327  $  3,744   $  2,872  $ 76,329
Intersegment revenues             -          -         -      6,565     6,565
Gross voyage (loss) profit
 before depreciation and
 impairment loss             (2,922)    15,384     1,955       (574)   13,843
Depreciation                  3,421      4,140       603        958     9,122
Impairment loss             (62,385)    (4,785)        -    (11,758)  (78,928)
Loss on sale of vessels
 and other assets                 -     (1,065)        -          -    (1,065)
Interest expense                594      4,786       763      1,127     7,270
Segment (loss) profit before
 administrative and general
 expenses, investment income,
 equity in net income of
 unconsolidated entities,
 and taxes                  (69,322)       608       589    (14,417)  (82,542)
-----------------------------------------------------------------------------

      As discussed in Note 2 - "Impairment Loss on Assets Held for Disposal," the Company adopted a plan in 2001 to separate its U.S. Flag LASH service, its Cape-Size Bulk Carrier, and certain Special Purpose barges from the balance of its operations and dispose of the assets. REVENUES and GROSS VOYAGE PROFIT
(LOSS) BEFORE DEPRECIATION AND IMPAIRMENT LOSS related to the U.S. Flag LASH service and the Cape-Size Bulk Carrier, included in the LINER SERVICES and TIME CHARTER CONTRACTS segments, respectively, for the three and six months ended June 30, 2002 and 2001 are reported in the table below. All of the U.S. Flag LASH service assets were sold or were idle as of June 30, 2002. The Cape-Size Bulk Carrier was sold in the third quarter of 2001. However, finalized results related to 2001, when this ship operated in a pool of similar ships, were reported to the Company during the second quarter of 2002, resulting in an adjustment of $511,000 included in revenues and gross voyage loss in the three and six months ended June 30, 2002. The Special Purpose barges were not in use during either of the periods presented in the table.

                       Six Months Ended June 30,    Three Months Ended June 30,
                                      Time Charter                 Time Charter
                       Liner Services:  Contracts:  Liner Services:  Contracts:
                        U.S. Flag      Cape-Size       U.S. Flag     Cape-Size
 (All Amounts          LASH Liner         Bulk        LASH Liner        Bulk
  in Thousands)         Service         Carrier        Service         Carrier
-------------------------------------------------------------------------------
2002
  Revenues from external
   customers            $ 16,766        $ (511)         $5,590          $ (511)
  Gross voyage (loss)
   profit before
   depreciation and
   impairment loss          (745)         (511)            421            (511)
-------------------------------------------------------------------------------
2001
Revenues from external
   customers              48,913         2,282          22,941           1,127
  Gross voyage (loss)
   profit before
   depreciation and
   impairment loss        (5,065)          612          (4,871)            299
-------------------------------------------------------------------------------

      Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)
                        Three Months Ended June 30,   Six Months Ended June 30,
                              2002         2001           2002        2001
                            ---------    ---------      ---------   ---------
Total profit (loss) for
 reportable segments       $   5,259    $ (82,542)     $   6,494    $(85,158)
Unallocated amounts:
  Administrative and
   general expenses           (3,799)      (6,149)        (8,245)    (12,144)
  Investment income              140          246            452         574
  Other income                     -            -          1,282           -
                            ---------    ---------      ---------   ---------
Income (loss) before
 provision (benefit) for
 income taxes, equity in net
 income of unconsolidated
 entities, and
 extraordinary item        $   1,600     $(88,445)     $     (17)   $(96,728)
                            =========    =========      =========   =========

Note 4.  Earnings Per Share
      Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2002 and 2001, as the effect would have been antidilutive.

Note 5.  New Accounting Pronouncements
      During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholders' Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts, and commodity swap contracts. The fair values of the Company's interest rate swap agreements and commodity swap contracts at June 30, 2002, were a liability of $1.9 Million and an asset of $482,000, respectively.
      In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstance and also requires goodwill to be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 142 on January 1, 2002, which had no material impact on the Company's financial statements. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements as the Company does not have any assets that require retirement obligations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement revises current guidance with respect to the process for measuring impairment of long-lived assets. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The reclassification of certain of the Company's assets to Assets Held for Disposal during 2001 was made prior to the Company's adoption of SFAS No.
144. Therefore, these assets will continue to be accounted for under SFAS No.
121. The Company's adoption of SFAS No. 144 will only impact the accounting for future transactions relating to the impairment or disposal of long-lived assets.
      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145 gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in APB Opinion No. 30. The Company will be required to adopt SFAS No. 145 effective January 1, 2003. Upon adoption of SFAS No. 145, the Company will be required to reclassify gains and losses on early extinguishment of debt reported in prior period income statements as those amounts will no longer qualify for extraordinary treatment under SFAS No. 145. The Company reported extraordinary gains related to early extinguishment of debt of $15,000 and $688,000, net of taxes, for the years ended December 31, 2001 and 2000, respectively, and extraordinary losses of ($31,000), net of taxes, for the six months ended June 30, 2002. However, the adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position.
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS No. 146 will have a material effect on its financial position.

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

General
---------
      The Company's vessels are operated under a variety of charters, liner services, and contracts. The nature of these arrangements is such that, without a material variation in gross voyage profits (total revenues less voyage expenses and vessel and barge depreciation), the revenues and expenses attributable to a vessel deployed under one type of charter or contract can differ substantially from those attributable to the same vessel if deployed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, the Company's revenues and expenses can fluctuate substantially from one period to another even though the number of vessels deployed, the number of voyages completed, the amount of cargo carried and the gross voyage profit derived from the vessels remain relatively constant. As a result, fluctuations in voyage revenues and expenses are not necessarily indicative of trends in profitability, and management believes that gross voyage profit is a more appropriate measure of performance than revenues. Accordingly, the discussion below addresses variations in gross voyage profits rather than variations in revenues.

                              RESULTS OF OPERATIONS
                          SIX MONTHS ENDED JUNE 30, 2002
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Gross Voyage Profit
--------------------
      Gross voyage profit before depreciation and impairment loss decreased 19.9% from $30.8 Million to $24.7 Million in the six-month periods ended June 30, 2001 and 2002, respectively. The changes associated with each of the Company's segments are discussed below.
      LINER SERVICES: The increase in gross voyage profit before depreciation and impairment loss for this segment from a loss of $860,000 in the first six months of 2001 to a profit of $1.3 Million in same period of 2002 was primarily due to the discontinuation of the U.S. Flag LASH Liner service. The elimination of that service contributed $4.3 Million to the increase, including $2.2 Million associated with the reduction of loss provisions and other accruals during the period. Additionally, lower gross voyage profit from the Company's Foreign Flag LASH Liner service resulting from a decrease in the volume of outbound cargo partially offset the increase associated with the elimination of the U.S. Flag LASH Liner service. The reductions of accrued expenses, which were related to self-retention insurance provisions, customs liabilities, and other estimated expenses, are each discussed in more detail below.
      The Company maintains provisions for its estimated losses under its self-retention insurance program based on estimates of the eventual claims settlement costs. During the first six months of 2002, the Company reduced the estimated provision by approximately $1.7 Million. This resulted in an increase in gross voyage profit before depreciation and impairment loss of $500,000 in the first quarter and $1.2 Million in the second quarter of which $343,000 and $824,000, respectively, was related to the LINER SERVICES segment.
      The Company's policy is to establish self-insurance provisions for each policy year based on independent actuarial estimates, and to maintain the provisions at those levels for the estimated run-off period, approximately two years. The Company believes most claims will be reported, or estimates for existing claims will be revised, within this two-year period. The reduction in the provisions during 2002 resulted primarily from a review of the Company's current estimate of its loss exposure for the policy year that reached the end of this two-year period. The Company determined that the provisions for this policy year, which were based on actuarial estimates, exceeded the Company's loss exposure estimate, mainly as related to personal injury claims. The Company routinely reviews its self-retention loss provisions and makes adjustments as it believes they are warranted.
      The Company's accruals for amounts due to U.S. Customs are related to repair work performed on U.S. flag ships at foreign shipyards. U.S. Customs advised the Company during the second quarter of 2002 that several claims related to the U.S. Flag LASH Liner service would be settled and require payment within the year. As a result, the portion of accruals associated with the Company's settlement estimate was reclassified from long-term to current liabilities as of June 30, 2002. Amounts previously accrued in excess of the revised estimates were adjusted during the second quarter resulting in an increase in gross voyage profit of the LINER SERVICES segment of approximately $500,000.

      The Company accrues for estimated trailing expenses on voyages related primarily to costs incurred in foreign locations. As a result of the discontinuation of the U.S. Flag LASH Liner service, the Company substantially reduced the accrual of costs related to that service, as it believes materially all expenses had been incurred as of June 30, 2002. This reduction resulted in an increase in gross voyage profit of the LINER SERVICES segment in the second quarter of 2002 of approximately $500,000.
      TIME CHARTER CONTRACTS:	This segment's gross voyage profit before
depreciation and impairment loss decreased from $30.2 Million to $21.3 Million in the six-month periods ending June 30, 2001 and 2002, respectively. The sale and leaseback of two of the Company's Pure Car Truck Carriers ("PCTCs") during the second half of 2001; renegotiated lease terms on another PCTC that resulted in different accounting treatment; and offhire time for repair work on the Company's Coal Carrier accounted for the decrease. An increase of approximately $2 Million in revenue earned by the Company's PCTCs due to carrying more supplemental cargoes during the first six months of 2002 than in the same period of 2001 and $386,000 related to the reduction of loss provisions discussed earlier partially offset the decrease.
      The contracts under which the three PCTCs operate were not affected by the aforementioned lease transactions. However, because the leases now qualify for treatment as operating leases, the lease payments were included in voyage expenses during the first six months of 2002. The resulting increase in voyage expenses was comparable to the depreciation and interest charges incurred on these vessels during the first six months of 2001, which were eliminated by the lease transactions.
      The Company's Ice-Strengthened Multi-Purpose vessel, which is included in this segment, is operating under charter to the MSC re-supplying scientific projects in the Arctic and Antarctic. This contract expires in November 2002, and is under offer to the MSC for renewal for an additional fifty-one months. Gross voyage profit associated with this contract was not material.
      CONTRACTS OF AFFREIGHTMENT: Gross voyage profit before depreciation of $4.5 Million for this segment in the first six months of 2002 increased slightly from $3.9 Million in the same period of 2001 primarily due to payment received for loss of hire from an insurance claim on the Company's Molten Sulphur Carrier related to pre-existing damages identified during a scheduled drydocking.
      The transportation contract under which the Company's Molten Sulphur Carrier operates was assigned by Freeport-McMoRan Sulphur LLC to Gulf Sulphur Services Ltd., LLP during the second quarter of 2002. The terms of the contract were not affected by the assignment.
      OTHER: This segment's gross voyage loss before depreciation during the first six months of 2002 was comparable to the same period of 2001. Results for the Company's railcar ferry service operating in the Company's Mexican Service improved by approximately $1.6 Million. However, this improvement was substantially offset by reduced profit from certain of the Company's subsidiaries that provided specialized services to the discontinued U.S. Flag LASH Liner service.

Impairment Loss on Assets Held for Disposal
--------------------------------------------
      In June of 2001, the Company adopted a plan to separate the LASH service (the LINER SERVICES segment), its Cape-Size Bulk Carrier (included in the TIME CHARTER CONTRACTS segment) and certain Special Purpose barges (included in the OTHER segment), from the balance of its operations and dispose of the assets. In December of 2001, as a result of extended cargo commitments from a major shipper, the Company reclassified its Foreign Flag LASH service (operating under the name "Forest Lines") assets, including two LASH vessels, one Dockship and 599 LASH barges, to assets held for use. For accounting purposes, the U.S. Flag LASH liner service assets, the Cape-Size Bulk Carrier, and the Special Purpose barges were reclassified in the Company's balance sheet as "Current Assets Held for Disposal" and "Assets Held for Disposal." The Foreign Flag LASH service assets are included in "Vessels, Property, and Other Equipment."
      The Company recognized an impairment loss of $81 Million in 2001 on the aforementioned assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment loss on the U.S. Flag LASH liner service, Cape-Size Bulk Carrier, and 28 Special Purpose barges was $60.5 Million and the impairment loss on the Foreign Flag LASH service was $18.1 Million. Additionally, an impairment loss of $2.4 Million was recognized on a LASH vessel that was sold for scrap while held for disposal after completing its commitment under charter with the MSC and reaching the end of its economic useful life. The impairment losses on these assets were measured as the amount by which the carrying value of the assets exceeded their estimated fair value. The fair value of the Foreign Flag LASH service assets was estimated by determining the present value of their expected future cash flows using a discount rate believed to be commensurate with the Company's borrowing rate. The fair values of the remaining assets were based on scrap values using an estimated scrap value per lightweight ton.
      At the time this plan was adopted, the assets related to the U.S. Flag LASH liner service included four U.S. Flag LASH vessels, one Foreign Flag LASH vessel, one FLASH unit, 1,200 LASH barges, and ancillary assets. This service previously transported cargo between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian sub-continent and Southeast Asia operating under the name "Waterman." The past several years have reflected a downward trend in this service as a result of higher operating costs, disruptions in service due to unplanned maintenance, lower subsidy revenues, and changes in market conditions. During the first quarter of 2002, two of the U.S. Flag
LASH vessels and related LASH barges were sold for scrap resulting in an additional impairment loss of $54,000. During the second quarter of 2002, the two remaining U.S. Flag LASH vessels, certain LASH barges, and the FLASH unit were sold. The proceeds of these sales were used to repay capital lease obligations of approximately $9.6 Million associated with these assets before the scheduled maturity. The result of the sale of these assets and costs associated with repayment of these capital lease obligations was a net gain of $151,000 in the second quarter of 2002.
      The Company sold the Cape-Size Bulk Carrier resulting in an additional impairment loss of approximately $400,000 in excess of the original write-down amount during the third quarter of 2001.
      The Special Purpose barges are no longer in use due to a restructuring of a contract with a major mining company in the fourth quarter of 2000.
These barges were used in conjunction with the Company's two Special Purpose vessels, the Bali Sea and Banda Sea, to service this contract. The restructuring allowed the Company to deploy the Bali Sea and Banda Sea in its Mexican Service, which does not require the Special Purpose barges. These barges were written-down to their estimated scrap value of approximately $574,000 in the second quarter of 2001.
      "Current Assets Held for Disposal" of $4.2 Million as of June 30, 2002, includes one Foreign Flag LASH vessel, the remaining LASH barges not associated with the Foreign Flag LASH service, and the aforementioned Special Purpose barges, all of which are reported at amounts approximating scrap values. The Foreign Flag LASH vessel is currently idle pending the Company's review of alternative deployment as discussed in the "Liquidity and Capital Resources" section.
      In anticipation of the disposal of the U.S. Flag LASH Liner service assets, a reduction of approximately 31% of the Company's shore base staff was effected early in the third quarter of 2001 and in January, 2002. This action is expected to reduce the Company's administrative and general expenses by approximately $3.6 Million on an annualized basis as compared to 2001 rates.

Vessel and Barge Depreciation
------------------------------
      Vessel and barge depreciation decreased 47.6% from $18.4 Million in the first six months of 2001 to $9.7 Million in the same period of 2002. The reclassification of the U.S. Flag LASH Liner service, Cape-Size Bulk Carrier, and certain Special Purpose barges to Assets Held for Disposal, and subsequent sale of most of these assets, as described earlier in the "Impairment Loss on Assets Held for Disposal" section accounted for most of this decrease. The lease transactions related to the PCTCs discussed earlier in the "Gross Voyage Profit - Time Charter Contracts" section and the sale for scrap during 2001 of two of the Company's LASH vessels previously chartered to the MSC also largely contributed to this decrease.

Other Income and Expense
--------------------------
      ADMINISTRATIVE AND GENERAL EXPENSES decreased 32.1% from $12.1 Million in the first six months of 2001 to $8.2 Million in the same period of 2002. Savings resulting from the staff reductions discussed earlier in the "Impairment Loss on Assets Held for Disposal" section accounted for most of this decrease, and were slightly offset by related severance payments. Additionally, the Company retained an unrelated third party during 2001 to provide ship management services that were previously provided by a wholly-owned subsidiary of the Company. The costs for these services of approximately $600,000 were included in voyage expenses during the first six months of 2002 while the expenses of the subsidiary were included in administrative and general expenses in the first six months of 2001.
      The GAIN ON SALE OF VESSELS AND OTHER ASSETS of $493,000 during the first six months of 2002 primarily related to the sale of certain contract rights that were no longer beneficial to the Company. The loss of $1.1 Million in the first six months of 2001 was related to the sale of three of the Company's U.S. Flag LASH vessels previously operated under contracts with the MSC after being partially offset by a gain on the sale of additional contract rights no longer required by the Company.
      INTEREST EXPENSE decreased 39.7% from $15.1 Million in the first six months of 2001 to $9.1 Million in the same period of 2002. The early repayment of the debt associated with the two PCTCs sold and leased back during 2001 under operating leases, and the reclassification of another PCTC lease from a capital lease to an operating lease due to a change in lease terms together accounted for approximately $4

Million of the decrease. Regularly scheduled payments on outstanding debt and lower interest rates contributed $1.5 Million to the decrease. Additionally, interest expense decreased because the Company's line of credit had a lower balance drawn during the first six months of 2002 as compared to the same period of 2001, and the Company repurchased $11.4 Million of its 9% Senior Notes during the first quarter of 2002. These decreases were partially offset by interest incurred during the first six months of 2002 on the financing of a new PCTC purchased in the second half of 2001.
      INVESTMENT INCOME	of $452,000 earned during the first six months of 2002
decreased slightly from $574,000 in the same period of 2001 due to lower interest rates, partially offset by an increase in the balance of funds invested.
      OTHER INCOME of $1.3 Million resulted from interest earned by the Company on overpayments of foreign taxes made in prior years that were previously refunded.

Income Taxes
-------------
      The Company's tax provision was $37,000 for the first six months of 2002, and its tax benefit was $33.6 Million in the same period of 2001. The statutory rate was 35% for both periods. The benefit for the six months ended June 30, 2001, resulted primarily from the impairment loss on assets held for disposal discussed earlier in this report.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------
      Equity in net income of unconsolidated entities, net of taxes, of $281,000 and $363,000 for the six months ended June 30, 2002 and 2001, respectively, was primarily related to the Company's minority interest in companies owning and operating cement-carrying vessels.


                        THREE MONTHS ENDED JUNE 30, 2002
                 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

Gross Voyage Profit
---------------------
      Gross voyage profit before depreciation and impairment loss of $13.9 Million in the second quarter of 2002 was comparable to the same period of 2001. However, gross voyage profit associated with each of the Company's operating segments varied between periods as discussed below.
      LINER SERVICES:	The increase in gross voyage profit before
depreciation and impairment loss for this segment from a loss of $2.9 Million in the second quarter of 2001 to a profit of $1.6 Million in the same period of 2002 was primarily due to the discontinuation of the U.S. Flag LASH Liner service. The elimination of that service contributed $5.3 Million to the increase, including $1.8 Million associated with the reduction of loss provisions and other accruals during the period as explained in the discussion of results of operations for the six months ended June 30, 2002. Additionally, lower gross voyage profit from the Company's Foreign Flag LASH Liner service resulting from a decrease in the volume of outbound cargo partially offset the increase associated with the elimination of the U.S. Flag LASH Liner service.
      TIME CHARTER CONTRACTS:	This segment's gross voyage profit before
depreciation and impairment loss decreased from $15.4 Million to $11.8 Million in the quarterly periods ending June 30, 2001 and 2002, respectively. The sale and leaseback of two of the Company's PCTCs during the second half of 2001 and renegotiated lease terms on another PCTC that resulted in different accounting treatment accounted for most of this decrease. Additionally, the sale of one of the Company's vessels previously operating under charter to the MSC during 2001 and losses associated with prior period operations of the Company's Cape-Size Bulk Carrier reported in 2002 contributed to the decrease. An increase in revenue earned by the Company's PCTCs due to carrying more supplemental cargoes during the second quarter of 2002 than in the same period of 2001 and the reversal of insurance reserves discussed earlier partially offset the decrease. As explained earlier, the contracts associated with the PCTCs were not affected by the aforementioned lease transactions. Payments related to these leases included in voyage expenses during the second quarter of 2002 were comparable to the depreciation and interest charges incurred on these vessels during the second quarter of 2001, which were eliminated by the lease transactions.
      CONTRACTS OF AFFREIGHTMENT: Gross voyage profit before depreciation of $2.3 Million for this segment in the second quarter of 2002 increased slightly from $2 Million in the same period of 2001 primarily due to payment received from an insurance claim for loss of hire as explained in the discussion of results of operations for the six months ended June 30, 2002.
      OTHER: this segment's gross voyage loss before depreciation during the second quarter of 2002 was $1.7 Million as compared to $574,000 in the same period of 2001. An improvement in results for the Company's railcar ferry service operating in the Company's Mexican Service was more than offset by reduced profit from certain of the Company's subsidiaries that provided specialized services to the discontinued U.S. Flag LASH Liner service.

Impairment Loss on Assets Held for Disposal
--------------------------------------------
      During the second quarter of 2002, two U.S. Flag LASH vessels, certain LASH barges, and a FLASH unit, all of which were associated with the U.S. Flag
LASH Liner service, were sold.   The proceeds of these sales were used to repay
capital lease obligations of approximately $9.6 Million associated with these assets before the scheduled maturity. The result of the sale of these assets and costs associated with repayment of these capital lease obligations was a net gain of $151,000 in the second quarter of 2002. The discussion of results of operations for the six months ended June 30, 2002, includes a detailed description of the discontinuation of the U.S. Flag LASH Liner service, classification of the related assets as "Assets Held for Disposal," and recognition of impairment losses associated with those assets.

Vessel and Barge Depreciation
-------------------------------
      Vessel and barge depreciation decreased 47.1% from $9.1 Million in the second quarter of 2001 to $4.8 Million in the same period of 2002. The reclassification of the U.S. Flag LASH Liner service, Cape-Size Bulk Carrier, and certain Special Purpose barges to Assets Held for Disposal, and subsequent sale of most of these assets, as described earlier in the "Impairment Loss on Assets Held for Disposal" section accounted for most of this decrease. The lease transactions related to the PCTCs discussed earlier in the "Gross Voyage Profit - Time Charter Contracts" section and the sale for scrap during 2001 of two of the Company's LASH vessels previously chartered to the MSC also largely contributed to this decrease.

Other Income and Expense
--------------------------
      ADMINISTRATIVE AND GENERAL EXPENSES decreased 38.2% from $6.1 Million in the second quarter of 2001 to $3.8 Million in the same period of 2002. Savings resulting from the staff reductions discussed earlier in the "Impairment Loss on Assets Held for Disposal" section accounted for most of this decrease, and were slightly offset by related severance payments.
      The GAIN ON SALE OF VESSELS AND OTHER ASSETS of $513,000 during the second quarter of 2002 primarily related to the sale of certain contract rights that were no longer beneficial to the Company. The loss of $1.1 Million in the second quarter of 2001 was related to the sale of three of the Company's U.S. Flag LASH vessels previously operated under contracts with the MSC and was partially offset by a gain on the sale of additional contract rights no longer required by the Company.
      INTEREST EXPENSE decreased 38.3% from $7.3 Million in the second quarter of 2001 to $4.5 Million in the same period of 2002. The early repayment of the debt associated with the two PCTCs sold and leased back during 2001 under operating leases and reclassification of another PCTC lease from a capital lease to an operating lease due to a change in lease terms accounted for most of this decrease. Additionally, the repurchase of $11.4 Million of the Company's 9% Senior Notes during the first quarter of 2002, a decrease in the balance on the line of credit, lower interest rates, and regularly scheduled payments on outstanding debt contributed to the reduction in interest expense. These decreases were partially offset by interest incurred during the second quarter of 2002 on the financing of a new PCTC purchased in the second half of 2001.
      INVESTMENT INCOME of $140,000 earned during the second quarter of 2002 decreased slightly from $246,000 in the same period of 2001 due to lower interest rates, partially offset by an increase in the balance of funds invested.

Income Taxes
-------------
      The Company's tax provision was $596,000 for the second quarter of 2002, and its tax benefit was $30.8 Million in the same period of 2001. The statutory rate was 35% for both periods. The benefit for the quarterly period ended June 30, 2001, resulted primarily from the impairment loss on assets held for disposal discussed earlier in this report.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------
      Equity in net income of unconsolidated entities, net of taxes, of $112,000 and $217,000 for the quarterly periods ended June 30, 2002 and 2001, respectively, was primarily related to the Company's minority interest in companies owning and operating cement-carrying vessels.

                       LIQUIDITY AND CAPITAL RESOURCES

      The following discussion should be read with the more detailed Consolidated Condensed Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of the Company's Consolidated Financial Statements.
      The Company's working capital decreased slightly from $25.5 Million at December 31, 2001, to $23.8 Million at June 30, 2002, after provision for current maturities of long-term debt and capital lease obligations of $17.3 Million. Cash and cash equivalents were approximately $26.3 Million at both December 31, 2001 and June 30, 2002. Cash provided by operating and investing activities of $21.5 Million and $10 Million, respectively, were offset by cash used for financing activities of $31.5 Million.
      Operating activities generated a positive cash flow after adjusting net income for non-cash provisions such as depreciation and amortization. Cash flows from investing activities of $10 Million were generated primarily from the sale Assets Held for Disposal and were slightly offset by payments for vessel drydocking expenses.
      Cash used for financing activities of $31.5 Million included $42.9 Million for repayment of debt and capital lease obligations, which was offset by draws on the Company's line of credit of $11.5 Million. The $42.9 Million for repayment of debt and capital lease obligations consisted of $11.4 Million to repurchase a portion of the Company's 9% Senior Notes; $9.6 Million to repay the capital lease obligations associated with two of the U.S. Flag LASH vessels sold in 2002; $10.4 Million for regularly scheduled payments on debt and capital lease obligations; and $11.5 Million to repay draws on the Company's line of credit made during the same period.
      9% SENIOR NOTES - As of June 30, 2002, the balance outstanding on the Company's 9% Senior Notes (the "Notes") was $27.2 Million. These Notes, which mature July 1, 2003, became current liabilities of the Company on July 1, 2002. At that time, the Company obtained additional financing of $12 Million secured by a second mortgage on the Company's Molten Sulphur Carrier, the proceeds of which have been designated for repurchase of a portion of the Notes during the third quarter of 2002. This financing is for a four-year term with a floating interest rate. The Company remains in compliance with its working capital covenants included in its loan agreements after giving effect to classification of the Notes as current liabilities and this new financing. The Company has adopted a plan to provide for the orderly retirement of the remaining $15.2 Million balance of these Notes within the required time frame, while also repaying other existing debt in accordance with scheduled maturities. The Company anticipates that it will be able to meet these obligations with its cash flow from future projected earnings and available line of credit, or additional financing. However, there can be no assurance that this will occur. At June 30, 2002, the Company's revolving credit facility of $10 Million was fully available.
      DEBT AND LEASE OBLIGATIONS - As discussed earlier, the Company sold and leased back two PCTCs during 2001 and renegotiated the terms of the lease agreement for another of its PCTCs. The PCTCs are operated under fixed charter agreements covering the terms of the respective leases. For accounting purposes, the leases qualify for treatment as operating leases. The Company's obligations associated with these and other operating leases are disclosed in the table below.

      The following is a summary of the Company's debt and lease obligations as of June 30, 2002:

                       July 1 -
Debt and lease       December 31
obligations (000's)      2002     2003     2004     2005     2006     Thereafter
-------------------------------------------------------------------------------
Long-term debt         $7,682   $42,868  $13,999  $14,264  $14,451     $133,680
Capital lease
 Obligations              633     1,858        -        -        -            -
Operating leases        9,145    17,476   16,223   16,293   16,313      124,150
                      ---------------------------------------------------------
   Total by period    $17,460   $62,202  $30,222  $30,557  $30,764     $257,830
                      =========================================================

      DEBT COVENANT COMPLIANCE STATUS - The Company continues to meet all of its financial covenants under its various debt agreements, after these were amended for the year 2002. The Company believes it will be able to meet its requirements for the balance of 2002 and the more restrictive financial covenants that become effective in 2003, although it can give no assurance to that effect.
      If the Company's cash flow and capital resources are not sufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of its unencumbered vessels or restructure debt.
      POTENTIAL REACTIVATION OF U.S. FLAG LASH LINER SERVICE - The Company is currently reviewing the possibility of reactivating its U.S. Flag LASH Liner service due to several changes in circumstances that have occurred since the Company's decision in 2001 to discontinue this service. The Company believes that the events of September 11, 2001, will significantly affect the level of government-sponsored foreign aid cargo available for shipment by U.S. flag vessels over the next few years. The Company is considering upgrading the foreign flag LASH vessel currently classified as "Current Assets Held for Disposal," and has retained LASH barges as discussed below with the potential to use these assets to renew the service in the near future. If the foreign flag vessel is upgraded, it could enter the Company's Foreign Flag LASH Liner service, replacing one of the vessels currently operating in that service, which could be converted to U.S. flag for potential use in the renewed U.S. Flag LASH Liner service. Alternatives for financing the costs of upgrading this vessel while remaining in compliance with debt covenants are also being reviewed.
      EARLY BUYOUT OF CAPITAL LEASE OBLIGATIONS - As of June 30, 2002, the Company reported a capital lease obligation of approximately $2.5 Million related to a group of LASH barges, of which $1.8 Million was due within one year with the remainder due in the second half of 2003. Early in the third quarter of 2002, the Company paid $2.8 Million to the lessor, which approximated the remaining lease payments and accrued interest, in fulfillment of an agreement to terminate the lease earlier than scheduled. Additionally, the Company signed a promissory note for $1.3 Million due in July of 2003 for the purchase from the lessor of the LASH barges associated with this obligation and another group of LASH barges previously leased from the same party. This promissory note is secured by LASH barges currently operating in the Company's Foreign Flag LASH Liner service. The Company is currently reviewing alternatives for the utilization or disposition of the LASH barges acquired in this transaction, including using them in a renewed U.S. Flag LASH Liner service as discussed earlier in this report, or replacing barges in its Foreign Flag LASH Liner service.

      SUBSIDY REVENUE CONTRACTS - Three of the Company's LASH vessels that previously operated in its U.S. Flag LASH Liner service participated in the Maritime Security Program ("MSP"), which provides for subsidy payments of $2.1 Million per vessel annually. As discussed previously in the "Assets Held for Disposal" section, these three vessels were sold during the first half of 2002, and accordingly subsidy payments under MSP were suspended. The Company must operate a qualified vessel under each of these contracts for a specified number of days during each fiscal year to maintain the MSP contract. The Company reached an agreement early in the third quarter of 2002 to bareboat charter a vessel that allows the Company to maintain one of these contracts. This vessel is being operated under a time charter arrangement. The effect on the Company's gross voyage profit related to this transaction will not be material. The Company must find replacement vessels for the remaining two contracts by mid-September of 2002 and April of 2003, respectively, to maintain the MSP contracts, but it cannot give assurance that this will occur. The Company anticipates that the vessel it is considering reflagging for use in a renewed U.S. Flag LASH Liner service would qualify under the MSP program, and that one of these contracts could be used with this vessel. MSP subsidy payments are subject to annual appropriation by Congress. The current MSP program expires in September 2005. The Company, along with other MSP carriers, has been in discussion with maritime labor, the Maritime Administration, and Congress regarding an extension of this program. However, the Company can provide no assurances in this regard. The MSP subsidy payments are discussed in more detail in the Company's Form 10-K for the year ended December 31, 2001.
      SELF-RETENTION INSURANCE PROGRAM - Due to the effect of the events of September 11, 2001, on the reinsurance market, along with the discontinuation of the U.S. Flag LASH Liner service, the Company revised its self-retention insurance program for policy years beginning in the third quarter of 2002. The Company anticipates an additional cost of approximately $1 Million annually to maintain a comparable level of risk exposure under this new program. The Company's self-retention insurance program in effect during the first half of 2002 is explained in more detail in the Company's Form 10-K for the year ended December 31, 2001.
      MEXICAN SERVICE PROFITABILITY - The Company's Mexican Service is projected to generate a profit in the second half of 2002 and contribute to the Company's positive cash flows. However, if market conditions impact those projections, the Company believes it could find alternative placement for the two vessels supporting the service.
      DIVIDEND PAYMENTS - In view of the impairment loss recognized on Assets Held for Disposal during 2001, and to ensure compliance with financial covenants under the Company's debt agreements, at a regular meeting held June 25, 2001, the Board of Directors suspended quarterly dividend payments on its Common shares of stock.
      ENVIRONMENTAL ISSUES - The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.

                             NEW ACCOUNTING PRONOUNCEMENTS

     During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholders' Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts, and commodity swap contracts.
The fair values of the Company's interest rate swap agreements and commodity swap contracts at June 30, 2002, were a liability of $1.9 Million and an asset of $482,000, respectively.
      In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstance and also requires goodwill to be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 142 on January 1, 2002, which had no material impact on the Company's financial statements. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements as the Company does not have any assets that require retirement obligations.
      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement revises current guidance with respect to the process for measuring impairment of long-lived assets. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The reclassification of certain of the Company's assets to Assets Held for Disposal during 2001 was made prior to the Company's adoption of SFAS No.
144. Therefore, these assets will continue to be accounted for under SFAS No.
121. The Company's adoption of SFAS No. 144 will only impact the accounting for future transactions relating to the impairment or disposal of long-lived assets.
      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145 gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in APB Opinion No. 30. The Company will be required to adopt SFAS No. 145 effective January 1, 2003. Upon adoption of SFAS No. 145, the Company will be required to reclassify gains and losses on early extinguishment of debt reported in prior period income statements as those amounts will no longer qualify for extraordinary treatment under SFAS No. 145. The Company reported extraordinary gains related to early extinguishment of debt of $15,000 and $688,000, net of taxes, for the years ended December 31, 2001 and 2000, respectively, and extraordinary losses of ($31,000), net of taxes, for the six months ended June 30, 2002. However, the adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position.
       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS No. 146 will have a material effect on its financial position.

                                     ITEM 3.
            QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

      In the ordinary course of its business, the Company is exposed to foreign currency, interest rate, and commodity price risk. The Company utilizes derivative financial instruments including forward exchange contracts, interest rate swap agreements, and commodity swap agreements to manage certain of these exposures. The Company hedges only firm commitments or anticipated transactions and does not use derivatives for speculation. The Company neither holds nor issues financial instruments for trading purposes.
      INTEREST RATE RISK. The fair value of long-term debt at June 30, 2002, including current maturities, was estimated to be $232.7 Million compared to a carrying value of $226.9 Million. The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to the Company's long-term debt at June 30, 2002, would be approximately $2.7 Million or 1.2% of the carrying value.
      The fair value of the interest rate swap agreement discussed in the Form 10-K was a liability of $1.9 Million at June 30, 2002, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date taking into account current market conditions and interest rates. A hypothetical 10% decrease in interest rates as of June 30, 2002, would have resulted in a $147,000 increase in the fair value of the liability.
      COMMODITY PRICE RISK. The fair value of the commodity swap agreements discussed in the Form 10-K was an asset of $482,000 at June 30, 2002, estimated based on the difference between price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreements. A hypothetical 10% decrease in the fuel price per ton of fuel as of June 30, 2002, would have resulted in a $228,000 decrease in the fair value of the asset.
      FOREIGN EXCHANGE RATE RISK. There were no material changes in market risk exposure for the foreign currency sale commitments described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. Additionally, market risk associated with foreign currency purchase commitments entered into by the Company during 2002 was not material.

                            PART II - OTHER INFORMATION
                                      ITEM 4.

                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The matters voted upon and results of the voting at the Company's Annual Meeting of Shareholders held on April 17, 2002, were reported in response to
Item 4 of the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2002, and are incorporated herein by reference.


                                      ITEM 6.

                           EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBIT INDEX
				Exhibit Number         Description
                      -----------------      ---------------
Part II Exhibits:	          3	               Restated Certificate of
                                             Incorporation, as amended, and
                                             By-Laws of the Registrant
                                             (filed with the Securities and
                                             Exchange	Commission as Exhibit 3
                                             to the Registrant's Form 10-Q for
                                             the quarterly period ended June
                                             30, 1996, and incorporated herein
                                             by reference)

(b) The Company filed a Form 8-K on June 21, 2002, to report its change in certifying accountants.


                                        SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL SHIPHOLDING CORPORATION


____________/S/ Gary L. Ferguson______________
Gary L. Ferguson
Vice President and Chief Financial Officer


Date _________8/14/02_______________