Form 10-Q
period 2002-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 2002-11-14
CIK 278041

		INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES
		   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, D.C.  20549
					FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		For the quarterly period ended September 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing for the past 90 days.	YES	X	  NO
							    --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock    $1 Par Value	  6,082,887 shares  (September 30, 2002)
  -------------------------------------------------------------------------


                      PART I - FINANCIAL INFORMATION
                       ITEM 1 - FINANCIAL STATEMENTS

                 INTERNATIONAL SHIPHOLDING CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            (All Amounts in Thousands Except Share Data)
                             (Unaudited)
                              Three Months Ended          Nine Months Ended
     	                           September 30,               September 30,
                               2002        2001           2002         2001
                             ----------  ----------    ----------  ----------
                                                                      C>
Revenues                     $  47,800   $  74,147    $ 159,421   $ 223,951
Subsidy Revenue                  2,100       4,089        7,595      11,013
                             ----------  ----------   ----------  ----------
                                49,900      78,236      167,016     234,964
                             ----------  ----------   ----------  ----------
Operating Expenses:
  Voyage Expenses               39,536      66,687      131,987     192,627
  Vessel and Barge Depreciation  4,782       4,307       14,441      22,735
  Impairment Loss                    3         400          (94)     81,683
                             ----------  ----------   ----------  ----------
Gross Voyage Profit (Loss)       5,579       6,842       20,682     (62,081)
                             ----------  ----------   ----------  ----------
Administrative and General
  Expenses                       3,694       6,217       11,939      18,361
Gain on Sale of Vessels
  and Other Assets                 (44)     (4,644)        (537)     (3,513)
                             ----------  ----------   ----------  ----------
Operating Income (Loss)          1,929       5,269        9,280     (76,929)
                             ----------  ----------   ----------  ----------
Interest and Other:
  Interest Expense               4,137       5,810       13,239      20,914
  Investment Income               (126)       (220)        (578)       (794)
  Other Income                    (200)          -       (1,482)          -
                             ----------  ----------   ----------  ----------
                                (3,811)      5,590       11,179      20,120
                             ----------  ----------   ----------  ----------
Loss Before (Benefit) Provision
  for Income Taxes,
  Equity in Net Income of
  Unconsolidated Entities
  and Extraordinary Item        (1,882)       (321)      (1,899)     97,049)
                             ----------  ----------   ----------  ----------
(Benefit)Provision for
 Income Taxes:
   Current                           -           8            -         193
   Deferred                       (652)        (96)        (653)    (34,022)
   State                             1           -           39         128
                             ----------  ----------   ----------  ----------
                                  (651)        (88)        (614)    (33,701)
                             ----------  ----------   ----------  ----------
Equity in Net Income of
  Unconsolidated Entities
 (Net of Applicable Taxes)         142          68          423         431
                             ----------  ----------   ----------  ----------

Loss Before
  Extraordinary Item            (1,089)       (165)        (862)    (62,917)
                             ----------  ----------   ----------  ----------
Extraordinary Loss on Early
  Extinguishment of Debt
  (Net of Income Tax Benefit
  of $19 and $36, Respectively)    (36)	       -          (67)          -
                             ----------  ----------   ----------  ----------
Net Loss                     $  (1,125)   $   (165)    $   (929)   $(62,917)
                             ==========  ==========   ==========  ==========
Basic and Diluted Earnings
 Per Share:
     Loss Before
       Extraordinary Item    $   (0.18)    $ (0.03)     $ (0.14)   $ (10.34)
     Extraordinary Loss          (0.00)          -        (0.01)          -
                             ----------  ----------   ----------  ----------
     Net Loss                $   (0.18)    $ (0.03)    $  (0.15)   $ (10.34)
                             ==========  ==========   ==========  ==========
Weighted Average Shares of
  Common Stock Outstanding   6,082,887   6,082,887    6,082,887   6,082,887

     The accompanying notes are an integral part of these statements.

                  INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                       (All Amounts in Thousands)
                              (Unaudited)
                                             September 30,       December 31,
ASSETS                                             2002              2001
                                               -----------        -----------
Current Assets:
   Cash and Cash Equivalents                    $  14,871          $ 26,339
   Marketable Securities                            2,365             3,059
   Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $419 and $603
    in 2002 and 2001, Respectively:
       Traffic                                     14,078            24,979
       Agents'                                      1,795             2,873
       Claims and Other                             8,252            15,289
   Federal Income Taxes Receivable                  5,090               100
   Net Investment in Direct Financing Lease         1,900             1,774
   Other Current Assets                             7,378             4,691
   Material and Supplies Inventory, at Lower
    of Cost or Market                               2,847             2,932
   Current Assets Held for Disposal                 3,124             5,022
                                               -----------        -----------
Total Current Assets                               61,700            87,058
                                               -----------        -----------
Assets Held for Disposal                                -             9,916
                                               -----------        -----------
Marketable Equity Securities                           88                88
                                               -----------        -----------
Investment in Unconsolidated Entities               7,036             7,857
                                               -----------        -----------
Net Investment in Direct Financing Lease           51,771            53,209
                                               -----------        -----------

Vessels, Property, and Other Equipment, at Cost:
   Vessels and Barges                             336,841           333,037
   Other Marine Equipment                           4,609             4,709
   Terminal Facilities                                308            13,460
   Land                                                -              1,038
   Furniture and Equipment                          9,797            12,099
                                               -----------        ----------
                                                  351,555           364,343
Less -  Accumulated Depreciation                 (105,719)         (106,010)
                                               -----------        ----------
                                                  245,836           258,333
                                               -----------        ----------
Other Assets:
  Deferred Charges, Net of Accumulated
   Amortization of $17,269 and $16,580
   in 2002 and 2001, Respectively                  19,791            14,240
  Acquired Contract Costs, Net of Accumulated
   Amortization of $19,611 and $18,520
   in 2002 and 2001, Respectively                  10,914            12,006
  Due from Related Parties                          2,532               611
  Other                                             8,075            17,085
                                               -----------        ----------
                                                   41,312            43,942
                                               -----------        ----------
                                               $  407,743         $ 460,403
                                               ===========        ==========

	The accompanying notes are an integral part of these statements.


                  INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                (All Amounts in Thousands Except Share Data)
                               (Unaudited)
                                              September 30,       December 31,
                                                   2002              2001
                                               -----------       -----------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Accounts Payable and Accrued Liabilities      $  34,214         $  40,970
  Current Maturities of Long-Term Debt             23,768            15,346
  Current Maturities of Capital Lease
   Obligations on Assets Held for Disposal              -             5,241
                                               -----------        ----------
Total Current Liabilities                          57,982            61,557
                                               -----------        ----------

Current Liabilities to be Refinanced		    4,100		        -
							     -----------		----------

Billings in Excess of Income Earned and
 Expenses Incurred                                    663             1,765
                                               -----------        ----------

Long-Term Debt, Less Current Maturities           191,469           230,481
                                               -----------        ----------

Long-Term Capital Lease Obligations on
 Assets Held for Disposal, Less
 Current Maturities                                     -             9,795
                                               -----------        ----------
Other Long-Term Liabilities:
  Deferred Income Taxes                            12,424             8,390
  Claims and Other                                 27,178            33,510
                                               -----------        ----------
                                                   39,602            41,900
                                               -----------        ----------

Commitments and Contingent Liabilities

Stockholders' Investment:
  Common Stock                                      6,756             6,756
  Additional Paid-In Capital                       54,450            54,450
  Retained Earnings                                63,646            64,575
  Less - Treasury Stock                            (8,704)           (8,704)
  Accumulated Other Comprehensive Loss             (2,221)           (2,172)
                                               -----------        ----------
                                                  113,927           114,905
                                               -----------        ----------
                                               $  407,743         $ 460,403
                                               ===========        ==========

	The accompanying notes are an integral part of these statements.

			INTERNATIONAL SHIPHOLDING CORPORATION
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
				(All Amounts in Thousands)
					  (Unaudited)
	      	   	          	 			  Accumulated
          		        Additional		 	     Other
		       Common  Paid-In  Retained  Treasury  Comprehensive
		       Stock   Capital  Earnings    Stock	  Income(Loss) Total
                 -----------------------------------------------------------
Balance at
 December 31, 2000 $ 6,756  $ 54,450  $129,755  ($8,704)   ($725)  $181,532

Comprehensive Loss:

 Net Loss for the Year
  Ended December 31,
  2001	             -  	     -   (64,419)       -        - 	  (64,419)

Other Comprehensive Income
  (Loss):
 Unrealized Holding Loss
  on Marketable Securities,
  Net of Deferred Taxes
  of ($76)			 -         -         -        -     (144)	     (144)

Cumulative Effect of Adoption
  of SFAS No.133, Net of
  Deferred Taxes of $135,
  on January 1, 2001	 -   	     -     	   -        -      250        250

 Unrealized Holding Loss
  on Derivatives, Net
  of Deferred Taxes of
  ($836) 		       -         -         -        -   (1,553)    (1,553)
											   --------

Total Comprehensive Loss							  (65,866)

Cash Dividends	 	 -   	     -      (761)       -        -       (761)
      	    -------------------------------------------------------------
Balance at
 December 31, 2001 $ 6,756   $54,450   $64,575  ($8,704) ($2,172)  $114,905
                  ===========================================================
Comprehensive Loss:

 Net Loss for the Period
  Ended Sept. 30, 2002	 -         -      (929)       -        -       (929)

Other Comprehensive Income
  (Loss):
 Unrealized Holding Loss on
  Marketable Securities,
  Net of Deferred Taxes
  of ($237)			 -         -         -        -     (440)      (440)

 Unrealized Holding Gain
  on Derivatives, Net
  of Deferred Taxes of
  $211 	 		 -         -         -        -      391	      391
							   				   -------

Total Comprehensive Loss  						           (978)

   	           ----------------------------------------------------------
Balance at
 Sept. 30, 2002     $6,756   $54,450   $63,646  ($8,704) ($2,221)  $113,927
	 	      =========================================================

	The accompanying notes are an integral part of these statements.


			INTERNATIONAL SHIPHOLDING CORPORATION
			CONSOLIDATED STATEMENTS OF CASH FLOWS
				(All Amounts in Thousands)
					(Unaudited)

                                                  Nine Months Ended Sept. 30,
                                                       2002          2001
                                                    ----------   ----------

Cash Flows from Operating Activities:
 Net Loss                                            $   (929)     $(62,917)
  Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operating Activities:
    Depreciation                                       15,190        24,222
    Amortization of Deferred Charges
     and Other Assets                                   5,742         9,852
    Benefit for Deferred Income Taxes                    (653)      (34,022)
    Equity in Net Income of Unconsolidated Entities      (423)         (418)
    Gain on Sale of Vessels and Other Assets             (537)       (3,513)
    Impairment Loss                                       (94)       81,683
    Extraordinary Loss                                     67             -
  Changes in:
    Accounts Receivable                                19,012        20,284
    Inventories and Other Current Assets               (1,556)        4,246
    Other Assets                                        8,974        (6,247)
    Accounts Payable and Accrued Liabilities          (12,685)      (13,675)
    Federal Income Taxes Payable                         (495)          256
    Billings in Excess of Income Earned and
     Expenses Incurred                                 (1,102)       (2,527)
    Other Long-Term Liabilities                        (7,659)       (3,560)
                                                     ----------   ----------
Net Cash Provided by Operating Activities              22,852        13,664
                                                     ----------   ----------
Cash Flows from Investing Activities:
  Net Investment in Direct Financing Leases             1,312         2,118
  Purchase of Furniture and Other Equipment            (1,051)      (39,843)
  Additions to Deferred Charges                        (3,570)       (7,474)
  Proceeds from Sale of Vessels and Other Property     12,874       125,863
  Purchase of and Proceeds from
   Short Term Investments                                  54         2,830
  Investment in Unconsolidated Entities                (1,153)       (3,258)
  Partial Sale of Unconsolidated Entities                 110             -
  Other Investing Activities                               54           (19)
                                                     ----------   ----------
Net Cash Provided by Investing Activities               8,630        80,217
                                                     ----------   ----------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Debt                       23,500        52,300
  Repayment of Debt and Capital Lease Obligations     (66,298)     (135,456)
  Additions to Deferred Financing Charges                 (67)          (78)
  Common Stock Dividends Paid                               -          (762)
  Other Financing Activities                              (85)            -
                                                     ----------   ----------
Net Cash Used by Financing Activities                 (42,950)      (83,996)
                                                     ----------   ----------

Net (Decrease) Increase in Cash and Cash Equivalents  (11,468)        9,885
Cash and Cash Equivalents at Beginning of Period       26,339        16,906
                                                     ----------   ----------
Cash and Cash Equivalents at End of Period          $  14,871     $  26,791
                                                     ==========   ==========

	The accompanying notes are an integral part of these statements.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                  (Unaudited)

Note 1.  Basis of Preparation
     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have
been omitted.   It is suggested that these interim statements be read in
conjunction with the financial statements and notes thereto included in the Form 10-K of International Shipholding Corporation for the year ended December 31, 2001. Certain reclassifications have been made to prior period financial information in order to conform to current year presentations.
     The foregoing 2002 interim results are not necessarily indicative of the results of operations for the full year 2002. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full year 2002. In the opinion of management, all adjustments necessary for a fair presentation of the information shown have been included.
     The Company's policy is to consolidate all subsidiaries in which it holds greater than 50% voting interest and to use the equity method to account for investments in entities in which it holds a 20% to 50% voting interest. The Company uses the cost method to account for investments in entities in which it holds less than 20% voting interest and in which the Company cannot exercise significant influence over operating and financial activities.
     All significant intercompany accounts and transactions have been eliminated.

Note 2.  Impairment Loss on Assets Held for Disposal
     In June of 2001, the Company adopted a plan to separate the LASH service (the LINER SERVICES segment), its Cape-Size Bulk Carrier (included in the TIME CHARTER CONTRACTS segment) and certain Special Purpose barges (included in the OTHER segment), from the balance of its operations and dispose of the assets. In December of 2001, as a result of extended cargo commitments from a major shipper, the Company reclassified its Foreign Flag LASH service (operating under the name "Forest Lines") assets, including two LASH vessels, one Dockship and 599 LASH barges, to assets held for use. For accounting purposes, the U.S. Flag LASH liner service assets, the Cape-Size Bulk Carrier, and the Special Purpose barges were reclassified in the Company's balance sheet as "Current Assets Held for Disposal" and "Assets Held for Disposal." The Foreign Flag LASH service assets are included in "Vessels, Property, and Other Equipment."
     The Company recognized an impairment loss of $81 Million in 2001 on the aforementioned assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of." The impairment losses on these assets were measured as the amount by which the carrying value of the assets exceeded their estimated fair value.
     At the time this plan was adopted, the assets related to the U.S. Flag LASH liner service included four U.S. Flag LASH vessels, one idle Foreign Flag LASH vessel, one FLASH unit, 1,200 LASH barges, and ancillary assets. This service previously transported cargo between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian sub-continent and Southeast Asia
operating under the name "Waterman."   The past several years
have reflected a downward trend in this service as a result of higher operating costs, disruptions in service due to unplanned maintenance, lower subsidy revenues, and changes in market conditions. During the first quarter of 2002, two of the U.S. Flag LASH vessels and related LASH barges were sold for scrap resulting in an additional impairment loss of $54,000. During the second quarter of 2002, the two remaining U.S. Flag LASH vessels, certain LASH barges, and the FLASH unit were sold. The proceeds of these sales were used to repay capital lease obligations of approximately $9.6 Million associated with these assets before the scheduled maturity. The result of the sale of these assets and costs associated with repayment of these capital lease obligations was a net gain of $151,000 in the second quarter of 2002. During the third quarter of 2002, certain LASH barges were sold for scrap resulting in a gain of $3,000.
     	During the third quarter of 2002, the Company decided to upgrade one of its foreign flag LASH vessels, which had been idle and scheduled for disposal, together with a certain number of LASH barges, due to changes in the levels of available cargo. The foreign flag LASH vessel will enter the Company's Foreign Flag LASH Liner service, replacing one of the vessels currently operating in that service that will be reflagged to U.S. flag. The replaced vessel will be transferred for use in the renewed U.S. Flag LASH Liner service to commence during the fourth quarter of 2002. The Company has paid $1.6 Million related to the upgrade and reflagging of the aforementioned foreign flag LASH vessel as of September 30, 2002. Early in the fourth quarter, the Company entered into an agreement in principle, subject to due diligence and documentation, to sell and lease back this vessel. If finalized, the agreement will be for $10 Million, of which $5 Million will be received in cash and $5 Million in the form of a five-year promissory note. The lease will be for five years with approximately $1.9 Million annual lease payments.
     The Company sold the Cape-Size Bulk Carrier resulting in an additional impairment loss of approximately $400,000 in excess of the original write-down amount during the third quarter of 2001.
     During the third quarter of 2002, the Company placed a terminal facility and land, no longer needed for current operations, up for sale. Upon an appraisal of the property, it was determined that the fair value was above the net book value. Therefore, no impairment loss was recognized for the reclassification of the property to assets held for disposal.
     "Current Assets Held for Disposal" of $3.1 Million as of September 30, 2002, includes the terminal facility and land, which are reported at net book value, and the remaining LASH barges not associated with the Foreign Flag
LASH service and the aforementioned Special Purpose barges, which are reported at amounts approximating scrap values.
     In anticipation of the disposal of the U.S. Flag LASH service assets, a reduction of approximately 31% of the Company's shore base staff was effected early in the third quarter of 2001 and in January of 2002.

Note 3. Current Financing
     Early in the fourth quarter of 2002, the Company reached an agreement to obtain additional financing of $10 Million secured by a first mortgage on two of the Company's foreign flag LASH vessels, one of which will be converted to U.S. flag, and a certain number of LASH barges. The agreement is expected to be finalized by the end of the fourth quarter and the proceeds of which have been designated for repurchase of the Company's 9% Senior Notes during the fourth quarter. In order to meet a portion of the Company's debt obligation during the fourth quarter of 2002, the Company intends to partially draw on its available line of credit. As a result, in the third quarter of 2002, the Company reclassified $4.1 Million of these current debt obligations to long term in the Company's balance sheet as "Current Liabilities to be Refinanced."

Note 4.  Operating Segments
     The Company's three operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, and CONTRACTS OF AFFREIGHTMENT, are identified primarily based on the characteristics of the contracts and terms under which its fleet of vessels and barges are operated. The Company reports in the OTHER category results of the Company's Mexican Service and several of the Company's subsidiaries that provide ship charter brokerage, agency, barge fleeting, and other specialized services primarily to the Company's operating segments described below. Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
     The Company does not allocate administrative and general expenses, investment income, other income, equity in net income of unconsolidated entities, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provide specialized services to the operating segments. The following table presents information about segment profit and loss for the nine months ended September 30, 2002 and 2001:

				            Time
(All Amounts in		 Liner     Charter  Contracts of
  Thousands)            Services  Contracts Affreightment Other Elim.  Total
-------------------------------------------------------------------------------
2002
Revenues from external
 customers              $ 50,062  $ 94,458  $11,805   $10,691 $     - $167,016
Intersegment revenues          -         -        -    10,480 (10,480)       -
Gross voyage profit (loss)
 before depreciation and
 impairment loss          (2,255)   32,669    6,621    (2,006)      -   35,029
Depreciation               2,687     7,293    1,812     2,649       -   14,441
Impairment loss               94         -        -         -       -       94
Gain on sale of other assets   -         -        -       537       -      537
Interest expense           1,338     8,058    1,629     2,214       -   13,239
Segment (loss) profit before
 administrative and general
 expenses, investment income,
 other income, equity in net
 income of unconsolidated
 entities, and taxes      (6,186)   17,318    3,180    (6,332)      -    7,980
-------------------------------------------------------------------------------
2001
Revenues from external
 customers              $116,611  $ 98,769 $ 11,722  $  7,862 $     - $234,964
Intersegment revenues          -         -        -    21,023 (21,023)       -
Gross voyage (loss) profit
 before depreciation and
 impairment loss          (3,049)   41,979    6,342    (2,935)      -   42,337
Depreciation               6,824    11,323    1,812     2,776       -   22,735
Impairment loss          (62,385)   (7,540)       -   (11,758)      -  (81,683)
Gain on sale of vessels
 and other assets              -     3,075        -       438       -    3,513
Interest expense           2,972    13,229    2,063     2,650       -   20,914
Segment (loss) profit before
 administrative and general
 expenses, investment income,
 equity in net income of
 unconsolidated entities,
 and taxes               (75,230)   12,962    2,467   (19,681)      -  (79,482)
-------------------------------------------------------------------------------

      The following table presents information about segment profit and loss for the three months ended September 30, 2002 and 2001:

				            Time
(All Amounts in		 Liner     Charter  Contracts of
  Thousands)            Services  Contracts Affreightment Other Elim.  Total
-------------------------------------------------------------------------------
2002
Revenues from external
 customers              $  8,867  $ 31,776  $ 4,042   $ 5,215  $    - $ 49,900
Intersegment revenues          -         -        -     1,880  (1,880)       -
Gross voyage profit (loss)
 before depreciation and
 impairment loss          (3,573)   11,338    2,147       452       -   10,364
Depreciation                 895     2,431      604       852       -    4,782
Impairment loss               (3)        -        -         -       -       (3)
Gain on sale of other assets   -         -        -        44       -       44
Interest expense             316     2,589      523       709       -    4,137
Segment (loss) profit before
 administrative and general
 expenses, investment income,
 other income, equity in net
 income of unconsolidated
 entities, and taxes      (4,787)    6,318    1,020    (1,065)      -    1,486
-------------------------------------------------------------------------------
2001
Revenues from external
 customers              $ 39,577  $ 31,073  $ 4,212  $  3,374  $    - $ 78,236
Intersegment revenues          -         -        -     7,280  (7,280)       -
Gross voyage (loss) profit
 before depreciation and
 impairment loss          (2,189)   11,769    2,437      (468)      -   11,549
Depreciation                   -     2,799      604       904       -    4,307
Impairment loss                -       400        -         -       -      400
Gain on sale of vessels
 and other assets              -     4,485        -       159       -    4,644
Interest expense           1,196     3,417      595       602       -    5,810
Segment (loss) profit before
 administrative and general
 expenses, investment income,
 equity in net income of
 unconsolidated entities,
 and taxes                (3,385)    9,638    1,238    (1,815)      -    5,676
-------------------------------------------------------------------------------

     As discussed in Note 2 - "Impairment Loss on Assets Held for Disposal," the Company adopted a plan in 2001 to separate its U.S. Flag LASH service, its Cape-Size Bulk Carrier, and certain Special Purpose barges from the balance of its operations and dispose of the assets. REVENUES and GROSS VOYAGE PROFIT
(LOSS) BEFORE DEPRECIATION AND IMPAIRMENT LOSS related to the U.S. Flag LASH service and the Cape-Size Bulk Carrier, included in the LINER SERVICES and TIME CHARTER CONTRACTS segments above, respectively, for the three and nine months ended September 30, 2002 and 2001 are reported in the table below. All of the U.S. Flag LASH service assets were sold or were idle as of June 30, 2002. However, in the third quarter of 2002, the Company recognized expenses of $2.1 Million relating to the winding down and discontinuation of the U.S. Flag LASH Liner Service. The Cape-Size Bulk Carrier was sold in the third quarter of 2001. However, finalized results related to 2001, when this ship operated in a pool of similar ships, were reported to the Company during the second quarter of 2002, resulting in an adjustment of $511,000 included in revenues and gross voyage loss in the nine months ended September 30, 2002. The Special Purpose barges were not in use during either of the periods presented in the table.


                     Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                      Time Charter                 Time Charter
                       Liner Services:  Contracts:  Liner Services: Contracts:
                        U.S. Flag      Cape-Size       U.S. Flag     Cape-Size
 (All Amounts          LASH Liner         Bulk        LASH Liner        Bulk
  in Thousands)         Service         Carrier        Service         Carrier
-------------------------------------------------------------------------------
2002
  Revenues from external
   customers            $     -          $   -        $ 16,766         $ (511)
  Gross voyage (loss)
   profit before
   depreciation and
   impairment loss       (2,180)             -          (2,925)          (511)
-------------------------------------------------------------------------------
2001
Revenues from external
   customers            $25,150         $1,180        $ 74,063         $3,462
  Gross voyage (loss)
   profit before
   depreciation and
   impairment loss       (3,278)           (95)		  (8,343)           517
-------------------------------------------------------------------------------

      Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)
                       Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                              2002         2001           2002        2001
                            ---------    ---------      ---------   ---------
Total profit (loss) for
 reportable segments       $   1,486    $   5,676     $    7,980    $(79,482)
Unallocated amounts:
  Administrative and
   general expenses           (3,694)      (6,217)       (11,939)    (18,361)
  Investment income              126          220            578         794
  Other income                   200            -          1,482           -
                            ---------    ---------      ---------   ---------
Loss before benefit for
 income taxes, equity in net
 income of unconsolidated
 entities, and
 extraordinary item        $  (1,882)    $   (321)     $  (1,899)   $(97,049)
                            =========    =========      =========   =========

Note 5.  Earnings Per Share
     Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were excluded from the computation of diluted earnings per share in the three and nine months ended September 30, 2002 and 2001, as the effect would have been antidilutive.

Note 6.  New Accounting Pronouncements
     During 1998, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholders' Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts, and commodity swap contracts. The fair values of the Company's interest rate swap agreements and commodity swap contracts at September 30, 2002, were a liability of $1.9 Million and an asset of $500,000, respectively.
     In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstance and also requires goodwill to be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 142 on January 1, 2002, which had no material impact on the Company's financial statements. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements as the Company does not have any assets that require retirement obligations.
     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets
and for Long-Lived Assets to be Disposed of." This statement revises current guidance with respect to the process for measuring impairment of long-lived assets. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The reclassification of certain of the Company's assets to Assets Held for Disposal during 2001 was made prior to the Company's adoption of SFAS No. 144. Therefore, these assets continued to be accounted
for under SFAS No. 121 until final disposal.   The Company's adoption of SFAS
No. 144 will only impact the accounting for future transactions relating to the impairment or disposal of long-lived assets.
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and
Technical Corrections." This statement revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145 gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in APB Opinion No. 30. The Company will be required to adopt SFAS No. 145 effective January 1, 2003. Upon adoption of SFAS No. 145, the Company will be required to reclassify gains and losses on early extinguishment of debt reported in prior period income statements as those amounts will no longer qualify for extraordinary treatment under SFAS No. 145. The Company reported extraordinary gains related to early extinguishment of debt of $15,000 and $688,000, net of taxes, for the years ended December 31, 2001 and 2000, respectively, and extraordinary losses of ($67,000), net of taxes, for the nine months ended September 30, 2002. However, the adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position.
     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS No. 146 will have a material effect on its financial position.

                                 ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------
     Certain statements made in this report or elsewhere by, or on behalf of, the Company that are not based on historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on beliefs and assumptions about future events that are inherently unpredictable and are therefore subject to significant risks and uncertainties.
     Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) anticipated reductions in administrative and operating expenses; (4) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (5) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business or asset dispositions; (6) estimated obligations, and the timing thereof, to U.S. Customs relating to foreign repair work; (7) estimates of trailing voyage expenses incurred in foreign locations; (8) the adequacy and availability of capital resources on commercially acceptable terms; (9) the Company's ability to remain in compliance with its debt covenants; (10) anticipated trends in government sponsored cargoes; (11) the Company's ability to procure additional vessels to maintain its government subsidies; and (12) the anticipated improvement in the profitability of the Company's Mexican service.
     The Company cautions readers that certain important factors have affected, and are likely in the future to affect, the Company's ability to achieve its expectations in those areas and in others, including the Company's actual consolidated results of operations. Such factors may, and in some cases are likely to, cause future results to differ materially from those expressed in or implied by any forward-looking statements made in this report or elsewhere by or on behalf of the Company. Such factors include, without limitation, (1) political events in the United States and abroad, including terrorism, and the U.S. military's response to those events; (2) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (3) charter hire rates and vessel utilization rates; (4) unanticipated trends in operating expenses such as fuel and labor costs; (5) trends in interest rates, and the availability and cost of capital to the Company; (6) the frequency and severity of claims against the Company, and unanticipated court results and changes in laws and regulations; (7) the Company's success in renewing existing contracts and securing new ones, in each case on favorable economic terms; (8) unplanned maintenance and out-of-service days; (9) the ability of customers to fulfill obligations with the Company; and (10) the performance of unconsolidated subsidiaries.
     A more complete description of certain of these important factors is contained in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

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


                             RESULTS OF OPERATIONS
                            -----------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
             COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Gross Voyage Profit
--------------------
     Gross voyage profit before depreciation and impairment loss decreased 17.3% from $42.3 Million to $35 Million in the nine-month periods ended September 30, 2001 and 2002, respectively. The changes associated with each of the Company's segments are discussed below.
     LINER SERVICES:   The improvement in gross voyage profit before
depreciation and impairment loss for this segment from a loss of $3 Million in the first nine months of 2001 to a loss of $2.3 Million in same period of 2002 was primarily due to the discontinuation of the U.S. Flag LASH Liner service. The elimination of that service contributed $5.4 Million to the improvement, including $1.2 Million associated with the reduction of loss provisions and other accruals during the period which are discussed in more detail in the paragraphs below. Significantly offsetting the improvement associated with the elimination of the U.S. Flag LASH Liner service was a decrease in gross voyage profit from the Company's Foreign Flag LASH Liner service of $4.6 Million resulting from lower rates for eastbound cargo and higher than normal towage expenses for LASH barges as a result of high water on the Mississippi River and higher interstate towage expenses. Additionally, in the third quarter of 2002, this service experienced a drop in cargo volume as a result of lower westbound cargo volumes due to sanctions recently imposed by the President on steel imports.
     The Company maintains provisions for its estimated losses under its self-retention insurance program, as discussed in the Liquidity and Capital Resources section, based on estimates of the eventual claims settlement costs. During the first nine months of 2002, the Company reduced the estimated provision by approximately $2.2 Million. This resulted in an increase in gross voyage profit before depreciation and impairment loss of $500,000 in the first quarter, $1.2 Million in the second quarter and $500,000 in the third quarter, of which $343,000, $824,000 and $343,000, respectively, was related to the Liner Services segment.
     The Company's policy is to establish self-insurance provisions for each policy year based on independent actuarial estimates, and to maintain the provisions at those levels for the estimated run-off period, approximately two years from the inception of that period. The Company believes most claims will be reported, or estimates for existing claims will be revised, within this two-year period. The reduction in the provisions during 2002 resulted from a review of the Company's current estimate of its loss exposure for the policy year that reached the end of this two-year period as well as from a reduction in the estimated total remaining loss exposure related to the U.S. Flag LASH Liner service. The Company determined that the provisions for this policy year, which were based on actuarial estimates, exceeded the Company's loss exposure estimate, mainly as related to personal injury claims. The Company routinely reviews its self-retention loss provisions and makes adjustments as it believes they are warranted.
     The Company's accruals for amounts due to U.S. Customs are related to repair work performed on U.S. flag ships at foreign shipyards. U.S. Customs advised the Company during the second quarter of 2002 that several claims related to the U.S. Flag LASH Liner service would be settled and require payment within the year. As a result, the portion of accruals associated with the Company's settlement estimate was reclassified from long-term to current liabilities as of September 30, 2002. Amounts previously accrued in excess of the revised estimates were adjusted during the second quarter resulting in an increase in gross voyage profit of the Liner Services segment of approximately $500,000. As a result of recent settlements, during the third quarter of 2002, the Company further reduced the accruals relating to custom payments by $975,000.
     As a result of the discontinuation of the U.S. Flag LASH Liner service, the Company expensed cost associated with the winding down of the service of $1.8 Million during the first nine months of 2002.
     TIME CHARTER CONTRACTS:	This segment's gross voyage profit before
depreciation and impairment loss decreased from $42 Million to $32.7 Million in the nine-month periods ending September 30, 2001 and 2002, respectively.
The decrease resulted from the sale and leaseback of two of the Company's Pure Car Truck Carriers ("PCTCs") during the second half of 2001, renegotiated lease terms on another PCTC that resulted in different accounting treatment, and offhire time for repair work on the Company's Coal Carrier. The contracts under which the three PCTCs operate were not affected by the aforementioned lease transactions. However, because the leases now qualify for treatment as operating leases, the lease payments of $10.5 Million were included in voyage expenses during the first nine months of 2002. The resulting increase in voyage expenses was comparable to the depreciation and interest charges incurred on these vessels during the first nine months of 2001, which were eliminated by the lease transactions.
     The decrease was partially offset by an increase of approximately $2 Million in revenue earned by the Company's PCTCs due to carrying more supplemental cargoes during the first nine months of 2002 than in the same period of 2001 and by $500,000 related to the reduction of loss provisions for insurance discussed earlier.
     The Company's Ice-Strengthened Multi-Purpose vessel, which is included in this segment, is operating under charter to the MSC re-supplying scientific projects in the Arctic and Antarctic. Gross voyage profit associated with this contract was not material. The contract with the MSC is scheduled to expire in early December of 2002. Although the Company had offered the vessel to the
MSC for an additional period, the contract has been awarded to another vessel. The Company has protested this award. However, if this protest is unsuccessful, the Company will explore alternatives in the commercial business.
     CONTRACTS OF AFFREIGHTMENT:   Gross voyage profit before depreciation of
$6.6 Million for this segment in the first nine months of 2002 increased slightly from $6.3 Million in the same period of 2001 primarily due to payment received for loss of hire from an insurance claim on the Company's Molten Sulphur Carrier related to pre-existing damages identified during a scheduled drydocking.

     The transportation contract under which the Company's Molten Sulphur
Carrier operates was assigned by Freeport-McMoRan Sulphur LLC to Gulf Sulphur Services Ltd., LLP during the second quarter of 2002. The terms of the contract were not affected by the assignment.
     OTHER:	This segment's gross voyage loss before depreciation of $2 Million in the first nine months of 2002 improved slightly from a loss of $2.9 Million in the same period of 2001. Results for the Company's railcar ferry service operating in the Company's Mexican Service improved by approximately $2.5
Million. However, the discontinuation of the U.S. Flag LASH Liner Service decreased the results of certain of the Company's specialized subsidiaries.
Those lower results, which are reported in this Other category, significantly offset the Mexican Service's improvement. Also contributing to the improvement was an adjustment for accruals exceeding actuarial estimates for post-retirement benefits made in the third quarter of 2002.

Impairment Loss on Assets Held for Disposal
-------------------------------------------
     In June of 2001, the Company adopted a plan to separate the LASH service (the LINER SERVICES segment), its Cape-Size Bulk Carrier (included in the TIME CHARTER CONTRACTS segment) and certain Special Purpose barges (included in the OTHER segment), from the balance of its operations and dispose of the assets. In December of 2001, as a result of extended cargo commitments from a major shipper, the Company reclassified its Foreign Flag LASH service (operating under the name "Forest Lines") assets, including two LASH vessels, one Dockship and 599 LASH barges, to assets held for use. For accounting purposes, the U.S. Flag LASH liner service assets, the Cape-Size Bulk Carrier, and the Special Purpose barges were reclassified in the Company's balance sheet as "Current Assets Held for Disposal" and "Assets Held for Disposal." The Foreign Flag LASH service assets are included in "Vessels, Property, and Other Equipment."
     The Company recognized an impairment loss of $81 Million in 2001 on the aforementioned assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impairment losses on these assets were measured as the amount by which the carrying value of the assets exceeded their estimated fair value.
     At the time this plan was adopted, the assets related to the U.S. Flag LASH liner service included four U.S. Flag LASH vessels, one Foreign Flag LASH vessel, one FLASH unit, 1,200 LASH barges, and ancillary assets. This service previously transported cargo between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian sub-continent and Southeast Asia operating under the name "Waterman." The past several years have reflected a downward trend in this service as a result of higher operating costs, disruptions in service due to unplanned maintenance, lower subsidy revenues, and changes in market conditions. During the first quarter of 2002, two of the U.S. Flag
LASH vessels and related LASH barges were sold for scrap resulting in an additional impairment loss of $54,000. During the second quarter of 2002, the two remaining U.S. Flag LASH vessels, certain LASH barges, and the FLASH unit were sold. The proceeds of these sales were used to repay capital lease obligations of approximately $9.6 Million associated with these assets before the scheduled maturity. The result of the sale of these assets and costs associated with repayment of these capital lease obligations was a net gain of $151,000 in the second quarter of 2002. During the third quarter of 2002, certain LASH barges were sold for scrap resulting in a gain of $3,000.

     During the third quarter of 2002, the Company decided to upgrade its foreign flag LASH vessel for use in current operations, as discussed in the Liquidity and Capital Resources section, which had been idle and scheduled for disposal. The foreign flag LASH vessel together with a certain number of LASH barges have been reclassified to assets held for use.
     The Company sold the Cape-Size Bulk Carrier resulting in an additional impairment loss of approximately $400,000 in excess of the original write-down amount during the third quarter of 2001.
     During the third quarter of 2002, the Company placed a terminal facility and land, no longer needed for current operations, up for sale. Upon an appraisal of the property, it was determined that the fair value was above the net book value. Therefore, no impairment loss was recognized for the reclassification of the property to assets held for disposal.
     "Current Assets Held for Disposal" of $3.1 Million as of September 30, 2002, includes the terminal facility and land, which are reported at net book value, and the remaining LASH barges not associated with the Foreign Flag
LASH service and the aforementioned Special Purpose barges, which are reported at amounts approximating scrap values.
     In anticipation of the disposal of the U.S. Flag LASH Liner service assets, a reduction of approximately 31% of the Company's shore base staff was effected early in the third quarter of 2001 and in January, 2002. This action is expected to reduce the Company's administrative and general expenses by approximately $3.6 Million on an annualized basis as compared to 2001 rates.

Vessel and Barge Depreciation
------------------------------
     Vessel and barge depreciation decreased 36.5% from $22.7 Million in the first nine months of 2001 to $14.4 Million in the same period of 2002. The reclassification of the U.S. Flag LASH Liner service, Cape-Size Bulk Carrier, and certain Special Purpose barges to Assets Held for Disposal, and subsequent sale of most of these assets, as described earlier in the "Impairment Loss on Assets Held for Disposal" section accounted for most of this decrease. The lease transactions related to the PCTCs discussed earlier in the "Gross Voyage Profit - Time Charter Contracts" section and the sale for scrap during 2001 of two of the Company's LASH vessels previously chartered to the MSC also contributed to this decrease.

Other Income and Expense
-------------------------
     ADMINISTRATIVE AND GENERAL EXPENSES decreased 35% from $18.4 Million in the first nine months of 2001 to $11.9 Million in the same period of 2002. Savings resulting from the staff reductions discussed earlier in the "Impairment Loss on Assets Held for Disposal" section accounted for most of this decrease, and were slightly offset by related severance payments. Additionally, the Company retained an unrelated third party during 2001 to provide ship management services that were previously provided by a wholly-owned subsidiary of the Company. The costs for these services of approximately $900,000 were included in voyage expenses during the first nine months of 2002 while the expenses of the subsidiary were included in administrative and general expenses in the first nine months of 2001.
     The GAIN ON SALE OF VESSELS AND OTHER ASSETS of $537,000 during the first nine months of 2002 primarily related to the sale of certain contract rights that were no longer beneficial to the Company. The gain of $3.5 Million in the first nine months of 2001 was related to the sale of the Company's Pure Car Carrier, which was replaced by a newer PCTC, and the sale of additional contract rights no longer required by the Company after being partially offset by a loss on the sale of three of the Company's U.S. Flag LASH vessels previously operated under contracts with the MSC.
     INTEREST EXPENSE decreased 36.7% from $20.9 Million in the first nine months of 2001 to $13.2 Million in the same period of 2002. The early repayment of the debt associated with the two PCTCs sold and leased back during 2001 under operating leases, and the reclassification of another PCTC lease from a capital lease to an operating lease due to a change in lease terms together accounted for approximately $4.9 Million of the decrease. Regularly scheduled payments on outstanding debt and lower interest rates contributed $2 Million to the decrease. Additionally, interest expense decreased because the Company's line of credit had a lower balance drawn during the first nine months of 2002 as compared to the same period of 2001, and the Company repurchased $29.7 Million of its 9% Senior Notes during the first nine months of 2002. These decreases were partially offset by interest incurred during the first nine months of 2002 on the financing of a new PCTC purchased in the second half of 2001.
     INVESTMENT INCOME of $578,000 earned during the first nine months of 2002 decreased from $794,000 in the same period of 2001 due to lower interest rates, partially offset by an increase in the balance of funds invested.
     OTHER INCOME of $1.5 Million resulted from interest earned by the Company on overpayments of foreign taxes made in prior years that were previously refunded.

Income Taxes
-------------
     The Company's tax benefit was $614,000 for the first nine months of 2002 and $33.7 Million in the same period of 2001. The statutory rate was 35% for both periods. The benefit for the nine months ended September 30, 2001, resulted primarily from the impairment loss on assets held for disposal discussed earlier in this report.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------
     Equity in net income of unconsolidated entities, net of taxes, of $423,000 and $431,000 for the nine months ended September 30, 2002 and 2001, respectively, was primarily related to the Company's minority interest in companies owning and operating cement-carrying vessels.


                     THREE MONTHS ENDED SEPTEMBER 30, 2002
             COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Gross Voyage Profit
--------------------
     Gross voyage profit before depreciation and impairment loss decreased
10.3% from $11.5 Million to $10.4 Million in the three-month period ended September 30, 2001 and 2002, respectively. The changes associated with each of the Company's segments are discussed below.
     LINER SERVICES:  The decrease in gross voyage profit before depreciation and impairment loss for this segment from a loss of $2.2 Million in the third quarter of 2001 to a loss of $3.6 Million in the same period of 2002 was primarily due to lower gross voyage profit from the Company's Foreign Flag
LASH Liner service of $2.5 Million resulting from lower rates for eastbound cargo and higher than normal towage expenses for LASH barges as a result of high water on the Mississippi River and higher interstate towage expenses. Additionally, in the third quarter of 2002, this service experienced a drop in cargo volume as a result of lower westbound cargo volumes due to sanctions recently imposed by the President on steel imports. Partially offsetting the decease in gross voyage profit before depreciation and impairment loss was an increase of $1.1 Million from the elimination of the U.S. Flag LASH Liner service, which included the results of winding down the service and the associated expenses offset by the reduction of loss provisions for insurance and other accruals during the period as explained in the discussion of results of operations for the nine months ended September 30, 2002.
     TIME CHARTER CONTRACTS:	This segment's gross voyage loss before
depreciation and impairment loss decreased from $11.8 Million in the third quarter of 2001 to $11.3 Million in the same period of 2002. The sale and leaseback of two of the Company's PCTCs during the second half of 2001 and renegotiated lease terms on another PCTC that resulted in different accounting treatment accounted for most of this decrease. As explained earlier, the contracts associated with the PCTCs were not affected by the aforementioned lease transactions.  Payments related to these leases included in voyage expenses during the third quarter of 2002 were comparable to the depreciation and interest charges incurred on these vessels during the third quarter of
2001, which were eliminated by the lease transactions.
     CONTRACTS OF AFFREIGHTMENT:  Gross voyage profit before depreciation of
$2.1 Million for this segment in the third quarter of 2002 decreased slightly from $2.4 Million in the same period of 2001 primarily due to a loss of one voyage due to a storm in the Gulf of Mexico during the third quarter of 2002.
     OTHER:	 This segment's gross voyage profit before depreciation during the third quarter of 2002 was $452,000 as compared to a loss of $468,000 in the same period of 2001. An improvement in results for the Company's railcar ferry service operating in the Company's Mexican Service was slightly offset by reduced profit from certain of the Company's subsidiaries that provided specialized services to the discontinued U.S. Flag LASH Liner service. Also contributing to the improvement was an adjustment for accruals exceeding actuarial estimates for post-retirement benefits made in the third quarter of 2002.

Impairment Loss on Assets Held for Disposal
--------------------------------------------
     During the third quarter of 2002, certain LASH barges, associated with the U.S. Flag LASH Liner service, were sold resulting in a gain of $3,000. The discussion of results of operations for the nine months ended September 30, 2002, includes a detailed description of the discontinuation of the U.S. Flag LASH Liner service and recognition of impairment losses associated with those assets.

Vessel and Barge Depreciation
------------------------------
     Vessel and barge depreciation increased 11% from $4.3 Million in the third quarter of 2001 to $4.8 Million in the same period of 2002. The reclassification of the Foreign Flag LASH service and certain LASH barges to assets held for use in December of 2001, as described earlier in the "Impairment Loss on Assets Held for Disposal" section accounted for most of this increase. The increase was partially offset by the lease renegotiation which resulted in different accounting treatment related to a PCTC as discussed earlier in the "Gross Voyage Profit - Time Charter Contracts."

Other Income and Expense
------------------------
     ADMINISTRATIVE AND GENERAL EXPENSES decreased 40.6% from $6.2 Million in the third quarter of 2001 to $3.7 Million in the same period of 2002. Savings resulting from the staff reductions discussed earlier in the "Impairment Loss on Assets Held for Disposal" section accounted for most of this decrease.
     The GAIN ON SALE OF VESSELS AND OTHER ASSETS of $44,000 during the third quarter of 2002 primarily related to the sale of certain river barges no longer needed for current operations. The gain of $4.6 Million in the third quarter of 2001 was related to the sale of one of the Company's Pure Car Carriers, which was replaced by a newer PCTC.
     INTEREST EXPENSE decreased 28.8% from $5.8 Million in the third quarter
of 2001 to $4.1 Million in the same period of 2002.   The reclassification,
during the fourth quarter of 2001, of another PCTC lease from a capital lease to an operating lease due to a change in lease terms accounted for most of this decrease. Additionally, the repurchase of $18.3 Million of the Company's 9% Senior Notes during the third quarter of 2002, a decrease in the outstanding balance on the line of credit, lower interest rates, and regularly scheduled payments on outstanding debt also contributed to the reduction in interest expense. These decreases were partially offset by interest incurred during the third quarter of 2002 on the financing of a new PCTC purchased in the second half of 2001.
     INVESTMENT INCOME of $126,000 earned during the third quarter of 2002 decreased from $220,000 in the same period of 2001 due to lower interest rates, partially offset by an increase in the balance of funds invested.
     OTHER INCOME of $200,000 resulted from interest earned by the Company on overpayments of foreign taxes made in prior years that were previously refunded.

Income Taxes
-------------
     The Company's tax benefit was $651,000 for the third quarter of 2002 and $88,000 in the same period of 2001. The statutory rate was 35% for both periods.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------
     Equity in net income of unconsolidated entities, net of taxes, of $142,000 and $68,000 for the quarterly periods ended September 30, 2002 and 2001, respectively, was primarily related to the Company's minority interest in companies owning and operating cement-carrying vessels.


                         LIQUIDITY AND CAPITAL RESOURCES
                        ---------------------------------

     The following discussion should be read with the more detailed Consolidated Condensed Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of the Company's Consolidated Financial Statements.
     The Company's working capital decreased from $25.5 Million at December 31, 2001, to $3.7 Million at September 30, 2002, after provision for current maturities of long-term debt and capital lease obligations of $27.9 Million, of which $9 Million represents the Company's 9% Senior Notes (the "Notes") due July of 2003. Cash and cash equivalents decreased during the first nine months of 2002 by $11.5 Million to a total of $14.9 Million. This decrease, which resulted from cash used for financing activities of $43 Million, was partially offset by cash provided by operating activities of $22.9 Million and by investing activities of $8.6 Million.
     Operating activities generated a positive cash flow after adjusting net income for non-cash provisions such as depreciation and amortization. Cash flows from investing activities of $8.6 Million were generated primarily from the sale of Assets Held for Disposal and were slightly offset by payments for vessel drydocking expenses.
     Cash used for financing activities of $43 Million included $66.3 Million for repayment of debt and capital lease obligations, which was offset by draws on the Company's line of credit of $11.5 Million and financing of $12 Million secured by a second mortgage on the Company's Molten Sulphur Carrier. The $66.3 Million for repayment of debt and capital lease obligations consisted of $29.7 Million to repurchase a portion of the Company's 9% Senior Notes as discussed below; $10.6 Million to repay the capital lease obligations associated with two of the U.S. Flag LASH vessels sold in 2002; $14.5 Million for regularly scheduled payments on debt and capital lease obligations; and $11.5 Million to repay draws on the Company's line of credit made during the same period.
     9% SENIOR NOTES - As of September 30, 2002, the balance outstanding on the Notes was $9 Million. These Notes, which mature July 1, 2003, became current liabilities of the Company on July 1, 2002. Early in the fourth quarter of 2002, the Company reached an agreement to obtain additional financing of $10 Million secured by a first mortgage on two of the Company's foreign flag LASH vessels, one of which will be converted to U.S. flag and a certain number of LASH barges. The agreement is expected to be finalized by the end of the fourth quarter and the proceeds of which have been designated for repurchase of the remaining $9 Million of the Notes during the fourth quarter. The Company remains in compliance with its working capital covenants included in its loan agreements after giving effect to classification of the Notes as current liabilities at September 30, 2002.
     DEBT AND LEASE OBLIGATIONS - As discussed earlier, the Company sold and leased back two PCTCs during 2001 and renegotiated the terms of the lease agreement for another of its PCTCs. The PCTCs are operated under fixed charter agreements covering the terms of the respective leases. For accounting purposes, the leases qualify for treatment as operating leases.
The Company's obligations associated with these and other operating leases are disclosed in the table below.
     The following is a summary of the Company's debt and lease obligations as of September 30, 2002:

                     October 1-
Debt and lease       December 31
obligations (000's)      2002     2003     2004     2005     2006     Thereafter
-------------------------------------------------------------------------------
Long-term debt         $6,174   $28,270  $16,998  $17,764  $16,451     $133,680
Operating leases        4,573    17,476   16,223   16,293   16,313      124,150
                      ---------------------------------------------------------
   Total by period    $10,747   $45,746  $33,221  $34,057  $32,764     $257,830
                      =========================================================

     At September 30, 2002, the Company's revolving credit facility, which expires in April of 2004, of $10 Million was fully available. Early in the fourth quarter of 2002, the Company drew $7 Million from its available line of credit to meet current operational requirements. The Company expects to repay these draws on its line of credit with cash flows from operations.
     In order to meet a portion of its debt obligation of $6.2 Million during the fourth quarter of 2002, the Company intends to draw on its available line of credit. As a result, in the third quarter of 2002, the Company reclassified $4.1 Million of these current debt obligations to long term in the Company's balance sheet as "Current

Liabilities to be Refinanced." Management believes that normal operations will provide sufficient working capital and cash flows to meet its remaining debt obligations during the foreseeable future as most of the Company's operations are tied to existing medium to long-term contracts. The Company expects to repay the draws on its line of credit with cash flows from operations, although, there can be no assurance this will occur.
     DEBT COVENANT COMPLIANCE STATUS - The Company continues to meet all of its financial covenants under its various debt agreements, the most restrictive of which include the working capital ratio, leverage ratio, minimum net worth, and interest coverage ratio, among others, after these were amended for the year 2002. The Company believes it will be able to meet its requirements for the balance of 2002 and the more restrictive financial covenants that become effective in 2003, although it can give no assurance to that effect.
     If the Company's cash flow and capital resources are not sufficient to fund its debt service obligations or if the Company is unable to meet covenant requirements, the Company may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of its unencumbered vessels or restructure debt.
     REACTIVATION OF U.S. FLAG LASH LINER SERVICE - During the second quarter of 2002, the Company announced that it was reviewing the possibility of reactivating its U.S. Flag LASH Liner service between the U.S. Gulf and South Asia due to several changes in circumstances that have occurred since the Company's decision in the second quarter of 2001 to discontinue this service. The Company believes that the events of September 11, 2001, have and will continue to maintain the level of government-sponsored foreign aid cargo available for shipment by U.S. flag vessels destined to the Red Sea, Pakistan and India. As a result, the Company has upgraded one of its foreign flag LASH vessels, which had been idle and scheduled for disposal, together with a certain number of LASH barges. The foreign flag LASH vessel will enter the Company's Foreign Flag LASH Liner service, replacing one of the vessels currently operating in that service that will be reflagged to U.S. flag. The replaced vessel will be transferred for use in the renewed U.S. Flag LASH
Liner service to commence during the fourth quarter of 2002.
     The Company anticipates the cost of upgrade and reflagging to be approximately $8.4 Million, with $1.6 Million paid as of September 30, 2002. Early in the fourth quarter, the Company entered into an agreement in principle, subject to due diligence and documentation, to sell and lease back the aforementioned upgraded foreign flag LASH vessel. The agreement, which is expected to be finalized by the end of the fourth quarter, will be for $10 Million, of which $5 Million will be received in cash and $5 Million in the form of a five-year promissory note. The lease will be for five years with approximately $1.9 Million annual lease payments. The proceeds will be used to partially pay for these upgrade and reflagging costs.
     EARLY BUYOUT OF CAPITAL LEASE OBLIGATIONS - As of June 30, 2002, the Company reported a capital lease obligation of approximately $2.5 Million related to a group of LASH barges, of which $1.8 Million was due within one year with the remainder due in the second half of 2003. Early in the third quarter of 2002, the Company paid $2.8 Million to the lessor, which approximated the remaining lease payments and accrued interest, in fulfillment of an agreement to terminate the lease earlier than scheduled. Additionally, the Company signed a promissory note for $1.3 Million due in July of 2003 for the purchase from the lessor of the LASH barges associated with this obligation and another group of LASH barges previously leased from the same party. These LASH barges will be used in the renewed U.S. Flag LASH Liner service. This promissory note is secured by LASH barges currently operating in the Company's Foreign Flag LASH Liner service.

     ICE STRENGTHENED MULTI-PURPOSE VESSEL - The Company currently operates one of its Ice Strengthened Multi-Purpose vessels on charter to the MSC. This vessel is U.S. flag and is used to re-supply scientific projects in the Arctic and Antarctic. The contract with the MSC is scheduled to expire in early December of 2002. Although the Company offered to the MSC its vessel for an additional period, the contract has been awarded to another vessel. The Company has protested this award. However, if this protest is unsuccessful, the Company will explore alternatives in the commercial business.
     SUBSIDY REVENUE CONTRACTS - Three of the Company's LASH vessels that previously operated in its U.S. Flag LASH Liner service participated in the Maritime Security Program ("MSP"), which provides for subsidy payments of $2.1 Million per vessel annually. As discussed previously in the "Assets Held for Disposal" section, these three vessels were sold during the first half of 2002, and accordingly subsidy payments under MSP were suspended. The Company must operate a qualified vessel under each of these contracts for a specified number of days during each fiscal year to maintain the MSP contract. The Company reached agreements in the third quarter of 2002 to bareboat charter two vessels that allows the Company to maintain two of the three contracts.
The vessels are being operated under a time charter arrangement. The effect on the Company's gross voyage profit related to these transactions will not be material. The Company anticipates that the vessel it is planning on reflagging for use in a renewed U.S. Flag LASH Liner service will qualify under the MSP program, thereby filling the requirements for maintaining the remaining MSP contract.
     MSP subsidy payments are subject to annual appropriation by Congress.
The current MSP program expires in September 2005. The Company, along with other MSP carriers, has been in discussion with maritime labor, the Maritime Administration, and Congress regarding an extension of this program. However, the Company can provide no assurances in this regard. The MSP subsidy payments are discussed in more detail in the Company's Form 10-K for the year ended December 31, 2001.
     SELF-RETENTION INSURANCE PROGRAM - Due to the effect of the events of September 11, 2001, on the reinsurance market, along with the discontinuation of the U.S. Flag LASH Liner service, the Company revised its self-retention insurance program for policy years beginning in the third quarter of 2002.
The Company's current estimates indicate additional cost of approximately $2 Million annually to maintain a comparable level of risk exposure under this new program. Under the revised insurance program, the Company is self-insured for Hull and Machinery and Loss of Hire claims in the aggregate up to $2 Million. If the claim amounts exceed $2 Million those claims are recoverable from underwriters. Furthermore, the Company reduced its Protection and Indemnity deductible to $25,000 each accident for all vessels. The Company's self-retention insurance program in effect during the first half of 2002 is explained in more detail in the Company's Form 10-K for the year ended
December 31, 2001.
     MEXICAN SERVICE PROFITABILITY - The Company's Mexican Service, which has contributed to the Company's positive cash flows from operations, is projected to generate a profit in the fourth quarter of 2002. However, if market conditions impact those projections, the Company believes it could find alternative placement for the two vessels supporting the service.
     DIVIDEND PAYMENTS - In view of the impairment loss recognized on Assets Held for Disposal during 2001, and to comply with certain financial covenants under the Company's debt agreements, the suspension of quarterly dividend payments on its Common shares of stock remains in effect.

     ENVIRONMENTAL ISSUES - The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.


                           NEW ACCOUNTING PRONOUNCEMENTS
                          -------------------------------

     During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 133 on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in other comprehensive income included in Stockholders' Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts, and commodity swap contracts.
The fair values of the Company's interest rate swap agreements and commodity swap contracts at September 30, 2002, were a liability of $1.9 Million and an asset of $500,000, respectively.
     In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill not be amortized in any circumstance and also requires goodwill to be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill for a reporting unit might be impaired. The standard establishes a new method for testing goodwill for impairment based on a fair value concept and is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 requires the Company to record the fair value of liabilities related to future asset retirement obligations in the period the obligation is incurred and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 142 on January 1, 2002, which had no material impact on the Company's financial statements. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements as the Company does not have any assets that require retirement obligations.
     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement revises current guidance with respect to the process for measuring impairment of long-lived assets. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The reclassification of certain of the Company's assets to Assets Held for Disposal during 2001 was made prior to the Company's adoption of SFAS No.
144. Therefore, these assets continued to be accounted for under SFAS No. 121 until final disposal. The Company's adoption of SFAS No. 144 will only impact the accounting for future transactions relating to the impairment or disposal of long-lived assets.
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145 gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in APB Opinion No. 30. The Company will be required to adopt SFAS No. 145 effective January 1, 2003. Upon adoption of SFAS No. 145, the Company will be required to reclassify gains and losses on early extinguishment of debt reported in prior period income statements as those amounts will no longer qualify for extraordinary treatment under SFAS
No. 145. The Company reported extraordinary gains related to early extinguishment of debt of $15,000 and $688,000, net of taxes, for the years ended December 31, 2001 and 2000, respectively, and extraordinary losses of ($67,000), net of taxes, for the nine months ended September 30, 2002.
However, the adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position.
     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS No. 146 will have a material effect on its financial position.

                                 ITEM 3.
           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     In the ordinary course of its business, the Company is exposed to foreign currency, interest rate, and commodity price risk. The Company utilizes derivative financial instruments including forward exchange contracts, interest rate swap agreements, and commodity swap agreements to manage certain of these exposures. The Company hedges only firm commitments or anticipated transactions and does not use derivatives for speculation. The Company neither holds nor issues financial instruments for trading purposes.
     INTEREST RATE RISK. The fair value of long-term debt at September 30, 2002, including current maturities, was estimated to be $229.7 Million compared to a carrying value of $219.3 Million. The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to the Company's long-term debt at September 30, 2002, would be approximately $2.4 Million or 1.1% of the carrying value.
     The fair value of the interest rate swap agreement discussed in the Form 10-K was a liability of $1.9 Million at September 30, 2002, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date taking into account current market conditions and interest rates. A hypothetical 10% decrease in interest rates as of September 30, 2002, would have resulted in a $68,000 increase in the fair value of the liability.
     COMMODITY PRICE RISK. The fair value of the commodity swap agreements discussed in the Form 10-K was an asset of $500,000 at September 30, 2002, estimated based on the difference between price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreements. A hypothetical 10% decrease in the fuel price per ton of fuel as of September 30, 2002, would have resulted in a $140,000 decrease in the fair value of the asset.
     FOREIGN EXCHANGE RATE RISK. There were no material changes in market risk exposure for the foreign currency sale commitments described in the Company's Form 10-K filed with the Securities and Exchange

Commission for the year ended December 31, 2001. Additionally, market risk associated with foreign currency purchase commitments entered into by the Company during 2002 was not material.

                                     ITEM 4.
                            CONTROLS AND PROCEDURES
(a) Within the 90-day period prior to filing this report, the Company conducted an evaluation of the effectiveness of its "disclosure controls and procedures," as that phrase is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").
     Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic filings with the Securities and Exchange Commission ("SEC"), and in insuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
(b) Subsequent to the date of the evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(b) The Company filed a Form 8-K on August 14, 2002, to report the certifications of the Chief Executive Officer and the Chief Financial Officer of contents of Form 10-Q for the period ending June 30, 2002.

                                SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL SHIPHOLDING CORPORATION


_________/s/ Gary L. Ferguson________________
Gary L. Ferguson
Vice President and Chief Financial Officer


Date _________11/14/02____________

                                 CERTIFICATION

I, Niels W. Johnsen, Chairman of the Board of Directors and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Shipholding Corporation for the period ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


___/s/ Niels W. Johnsen_________
Niels W. Johnsen
Chairman of the Board of Directors and Chief Executive Officer
International Shipholding Corporation

                               CERTIFICATION

I, Gary L. Ferguson, Vice President and Chief Financial Officer, certify that:


1. I have reviewed this quarterly report on Form 10-Q of International Shipholding Corporation for the period ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


____/s/ Gary L. Ferguson________________
Gary L. Ferguson
Vice President and Chief Financial Officer
International Shipholding Corporation