Form 10-K
period 2002-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2003-03-12
CIK 278041

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(MARK ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(504) 529-5461
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                           ON WHICH REGISTERED
       -------------------                          ---------------------
    Common Stock, $1 Par Value                     New York Stock Exchange
   7 3/4% Senior Notes Due 2007                    New York Stock Exchange

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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                    DATE                            AMOUNT
                    ----                            ------
             February 24, 2003                    $24,957,871

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $1 par value......6,082,887 shares outstanding as of February 24, 2003


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement dated March 13, 2003, have been incorporated by reference into Part III of this Form 10-K.


================================================================================

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

         The Company, through its subsidiaries, operates a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium- to long-term charters or contracts. At December 31, 2002, the Company's fleet, owned and/or operated, consisted of 36 ocean-going vessels, 919 LASH (Lighter Aboard SHip) barges, 14 Special Purpose barges, and related shoreside handling facilities. The Company also owns seven over the road Haul-Away Car Carrying trucks.

         The Company's fleet includes (i) four U.S. flag Pure Car/Truck Carriers ("PCTCs") specifically designed to transport fully assembled automobiles, trucks and larger vehicles and two foreign flag PCTCs with the capability of transporting heavy weight and large dimension trucks and buses, as well as automobiles; (ii) one Ice Strengthened Multi-Purpose vessel, which is on charter to the Military Sealift Command ("MSC") (iii) one Ice Strengthened Breakbulk/Multi-Purpose vessel, two container vessels and one tanker vessel, which are also used to transport supplies for the Indonesian operations of a major mining company (iv) one U.S. flag Molten Sulphur Carrier, which is used to carry molten sulphur from Louisiana and Texas to a processing plant on the Florida Gulf Coast; (v) two Float-On/Float-Off Special Purpose Vessels ("SPVs") which are used as Roll-On/Roll-Off vessels ("RO/ROs") to transport loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico; (vi) one U.S. flag conveyer-equipped self-unloading Coal Carrier, which carries coal in the coastwise and near-sea trade; (vii) three RO/RO vessels that permit rapid deployment of rolling stock, munitions, and other military cargoes requiring special handling; (viii) two container vessels the Company bareboat charters;
(ix) four Cape-Size Bulk Carriers in which the Company owns a 12.5% interest; and (x) seven Cement Carriers and one Ice Strengthened Bulk Carrier in which the Company owns a 30% interest.

         The Company's fleet also includes three LASH vessels, one Dockship, and 919 LASH barges. In its transoceanic liner services, the Company uses the LASH system primarily to gather cargo on rivers, in island chains, and in harbors that are too shallow for traditional vessels.

         The Company's fleet is deployed by its principal operating subsidiaries, Central Gulf Lines, Inc. ("Central Gulf"), LCI Shipholdings, Inc. ("LCI") [including the Transatlantic Service doing business as Forest Lines], Waterman Steamship Corporation ("Waterman"), and CG Railway, Inc. ("CG Railway"). The Company also operates several other subsidiaries that provide ship charter brokerage, agency, and other specialized services primarily to the Company's operating segments.

         The Company has five operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment ("COA"), Rail-Ferry Service, and Other, as described below. For additional information about the Company's operating segments see Note K - Significant Operations of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-20.

         Liner Services. A liner service operates a vessel or vessels on an established trade route with regularly scheduled sailing dates. The Company receives revenues for the carriage of cargo within the established trading area and pays the operating and voyage expenses incurred. The Company's liner services include a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in the Red Sea, Middle East, and South Asia and a foreign flag transatlantic liner service operating between U.S. Gulf and East Coast ports and ports in northern Europe.

         Time Charter Contracts. Time Charters are contracts by which the charterer obtains the right for a specified time period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but the Company retains operating control over the vessel. Typically, the Company fully equips the vessel and is responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port, and stevedoring expenses. The Company's time charter contracts include those by which the MSC charters three RO/RO vessels and an Ice Strengthened Multi-Purpose vessel for contracts of varying terms. The contract with the Ice Strengthened Multi-Purpose vessel was extended in December of 2002 through the first quarter of 2003. The Company is presently working on further extensions. Also included in this segment are contracts with car manufacturers for six PCTCs and with an electric utility for a conveyor-equipped, self-unloading coal carrier. During 2001, the Company's contract to provide transportation services to a major mining company at its mine in West Irian Jaya, Indonesia was changed resulting in that service being reclassed from the Contracts of Affreightment segment to the Time Charter Contracts segment.

         Contracts of Affreightment ("COA"). COAs are contracts by which the Company undertakes to provide space on its vessel(s) for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried. Generally, the Company is responsible for all operating and voyage expenses. The Company's COA segment includes a sulphur transportation contract with a major sulphur producer. Prior to 2001, this segment included a contract to provide transportation services to a major mining company at its mine in West Irian Jaya, Indonesia as discussed in the Time Charter Contracts Segment.

         Rail-Ferry Service. In the beginning of 2001, the Company began a new service, under the name of CG Railway, Inc., carrying loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico. This service uses the Company's two Float-On/Float-Off ships which were modified to enable them to carry standard gauge railroad cars. Each vessel has a capacity for 60 standard rail cars.

         Other. Other consists of operations that include more specialized type services than the former four segments and results of several of the Company's subsidiaries that provide ship charter brokerage and agency services.


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


                              COMPETITIVE STRENGTHS

         Diversification. The Company has been successful in obtaining contracts that contribute to a diversification of operations. These diverse operations vary from chartering vessels to the government, to chartering vessels for the transportation of automobiles and sport utility vehicles, transportation of paper type products, steel, wood and wood/pulp type products, carriage of supplies for a mining company, transporting molten sulphur, transporting coal for use in generating electricity, and transporting standard railroad cars. In preparing and conducting these operations, the Company has been successful in upgrading its fleet, with the average age of the vessels involved being approximately 13.3 years old. Because of the average age of the Company's fleet, management believes that the outlook for fulfilling current contracts, obtaining extensions through the exercise of options by current customers, and obtaining new contracts is good.

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

         Long-standing Customer Relationships. The Company currently has medium- to long-term time charters with, or contracts to carry cargo for, high credit quality commercial customers that include International Paper Company, P.T. Freeport Indonesia Company, Toyota Motor Corporation, and Hyundai Motor Company. Most of these companies have been customers of the Company for over ten years. Substantially all of the Company's current cargo contracts and charter agreements are renewals or extensions of previous agreements. In recent years, the Company has been successful in winning extensions or renewals of substantially all of the contracts rebid by its commercial customers. Additionally, for over 30 years, the Company has been operating vessels for the MSC. The Company believes that its long-standing customer relationships are in part due to the Company's excellent reputation for providing quality specialized maritime service in terms of on-time performance, low cargo loss, minimal damage claims, and reasonable rates.

         Experienced Management Team. The Company's management team has substantial experience in the shipping industry. The Company's Chairman and President have each served the Company in various management capacities since its founding in 1947. In addition, the Company's two Executive Vice Presidents and the Chief Financial Officer have over 89 years of collective experience with the Company. The Company believes that the experience of its management team is important to maintaining long-term relationships with its customers.


                                TYPES OF SERVICE

         The Company, through its principal operating subsidiaries, provides specialized maritime transportation services to its customers primarily under medium- to long-term contracts. The Company's five operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment, Rail-Ferry Service, and Other are described below:

LINER SERVICES

LASH Vessels

- Foreign Flag. The Company operates two foreign flag LASH vessels and a self-propelled, semi-submersible feeder vessel on a scheduled transatlantic liner service under the name "Forest Lines." One of the two foreign flag LASH vessels is under an operating lease through 2007. Each Forest Lines' LASH vessel normally makes 10 round trip sailings per year between U.S. Gulf and East Coast ports and ports in northern Europe. Prior to 2001, approximately one-half of the aggregate eastbound cargo space had historically been reserved for International Paper Company under a long-term contract. The remaining space was provided on a voyage affreightment basis to various commercial shippers. Over the last two years, the Company has continued to diversify our eastbound cargo liftings among various commercial shippers.

                  The Company has had ocean transportation contracts with International Paper Company since 1969 when the Company had two LASH ships built to accommodate International Paper Company's trade. The Company's contract with International Paper Company is for the carriage of wood pulp, liner board, and other forest products, the characteristics of which are well suited for transportation by LASH vessels. The Company's current contract with International Paper Company was for a ten-year term ending in 2002, and has been extended for an additional three-year period ending in 2005 with mutual options to extend on a year-to-year basis.

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

- U.S. Flag. Waterman previously operated a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia using four U.S. flag LASH vessels, as well as one FLASH vessel that was used as a feeder vessel in Southeast Asia. In June of 2001, the Company adopted a plan to separate this service from the balance of its operation and dispose of these assets. All of these vessels have been sold as of December 31, 2002.

                  During the second quarter of 2002, the Company announced that it was reviewing the possibility of reactivating a U.S. flag liner service between the U.S. Gulf and South Asia due to several changes in circumstances that have occurred since the Company's decision in the second quarter of 2001 to suspend the previous service. The Company believes that an adequate cargo volume to the service area for shipment on U.S. flag vessels will be maintained. As a result, the Company has recommissioned one of its foreign flag LASH vessels, which had been idle and scheduled for disposal, together with a certain number of LASH barges. After its upgrade, the foreign flag vessel entered the Company's Forest Lines service in November of 2002, replacing one of the vessels operating in that service. The replaced vessel transferred to U.S. flag for use in the renewed U.S. flag liner service, which commenced operation in November of 2002.

                  The Maritime Security Act of 1996 ("MSA"), which provides for a subsidy program for certain U.S. flag vessels, was signed into law in October of 1996. Under this program, the Maritime Security Program ("MSP"), each participating vessel is eligible to receive an annual payment of $2.1 Million, subject to annual appropriations. The program expires in September 2005. As of December 31, 2002, the Company's Waterman U.S. flag LASH vessel mentioned earlier and four PCTCs included in the Time Charter Contracts segment have qualified for participation. Additionally, during 2002, the Company reached agreements to bareboat charter two vessels that allow the Company to maintain two more MSP contracts. The two vessels are being operated under a time charter arrangement.

TIME CHARTER CONTRACTS

Military Sealift Command Charters

         The Company has had contracts with the MSC (or its predecessor) almost continuously for over 30 years. Currently, one of the Company's subsidiaries operates three RO/RO vessels under contract to the MSC. These vessels are employed in the MSC's prepositioning programs, which strategically place military equipment and supplies on board the vessels at various points throughout the world. Additionally, one of the Company's Ice Strengthened Multi-Purpose vessels' contract was extended in December of 2002 through the first quarter of 2003. The Company is presently working on further extensions.

- Roll-On/Roll-Off Vessels. In 1983, Waterman was awarded a contract to operate three U.S. flag RO/RO vessels under time charters to the MSC for use by the United States Navy in its maritime prepositioning ship ("MPS") program. These vessels represent three of the four MPS vessels currently in the MSC's Atlantic fleet, which provides support for the U.S. Marine Corps. These ships are designed primarily to carry rolling stock and containers, and each can carry support equipment for 17,000 military personnel. Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract but retained the right to operate the vessels under operating agreements. The MSC time charters commenced in late 1984 and early 1985 for initial five-year periods and were renewable at the MSC's option for additional five-year periods up to a maximum of twenty-five years. In 1993, the Company reached an agreement with the MSC to make certain reductions in future charter hire payments in consideration of fixing the period of these charters for the full 25 years. The charters and related operating agreements will terminate in 2009 and 2010.

- Ice Strengthened Multi-Purpose Vessel. The Company operates one of its Ice Strengthened Multi-Purpose vessels on charter to MSC. This vessel is capable of transporting containerized and break bulk cargo. This vessel remains U.S. flag and was previously used to re-supply scientific projects in the Arctic and Antarctic. The contract was extended in December of 2002 through the first quarter of 2003. The Company is presently working on further extensions.

 Car/Truck Carriers

- U.S. Flag. The Company currently operates four U.S. flag PCTCs. In 1986, the Company entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States. To service these charters, the Company had constructed two car carriers that were specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively. Both vessels were built in Japan and were registered under the U.S. flag. In 2000 and 2001, the Company replaced these two vessels with larger PCTCs, which are under their initial contracts through 2010 and 2011 with the same Japanese shipping company. Both of these contracts have options to extend beyond the initial term.

                  In 1998, the Company acquired a 1994-built U.S. flag PCTC. Immediately after being delivered to the Company in April of 1998, this vessel entered a long-term charter through 2008 to a major Japanese shipping company. In 1999, the Company acquired the fourth, a newly built U.S. flag PCTC, which immediately after being delivered to the Company in September of 1999 entered a long-term charter through 2011 to the same major Japanese shipping company. Both of these contracts provide the shipping company options to extend beyond the initial term. These two PCTCs were subsequently sold to unaffiliated parties and leased back under operating leases expiring in 2009 and 2013, respectively.

- Foreign Flag. In 1988, the Company had two new car carriers constructed by a shipyard affiliated with Hyundai, each with a carrying capacity of 4,800 fully assembled automobiles, to transport Hyundai automobiles from South Korea primarily to the United States and Europe under two long-term charters. In 1998 and 1999, respectively, the Company sold both of these car carriers and replaced them with two newly built PCTCs, each with the capacity to carry heavy and large size rolling stock in addition to automobiles and trucks. These vessels immediately entered into a long-term charter through 2018 and 2019 to a major Far Eastern company. One of these PCTCs was subsequently sold to an unaffiliated party and leased back under an operating lease through 2016, with an option to the Company to purchase the vessel thereafter.

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

                  In the fourth quarter of 2002, Hyundai Merchant Marine Co. LTD, the charterer of the Company's foreign flag PCTCs, sold its Car Carrier division to a joint venture controlled by Wallenis Lines AB and Willhelm Willhelmsen ASA. The Company was not impacted by the transaction as all terms and conditions of the charter parties remain in effect.

Coal Carrier

         In late 1995, the Company purchased an existing U.S. flag conveyor-equipped, self-unloading Coal Carrier that it concurrently chartered to a New England electric utility under a 15-year time charter to carry coal in the coastwise and near-sea trade. Since the base charter provides approximately two-thirds utilization, the ship will also be used, from time to time during this charter period, to carry coal and other bulk commodities in the spot market for the account of other charterers.

Southeast Asia Transportation Contract

         The contract to transport supplies for a major mining company in Indonesia is serviced by an Ice Strengthened Breakbulk/Multi-Purpose vessel, a small tanker, and two Container vessels.

CONTRACTS OF AFFREIGHTMENT

Molten Sulphur

         In 1994, the Company entered into a 15-year transportation contract with Freeport-McMoRan Sulphur LLC, a major sulphur transporter for which it had built a 28,000 DWT Molten Sulphur Carrier that carries molten sulphur from Louisiana and Texas to a fertilizer plant on the Florida Gulf Coast. Under the terms of this contract, the Company is guaranteed the transportation of a minimum of 1.8 million tons of sulphur per year. The contract also gives the charterer three five-year renewal options. The vessel was delivered and began service during late 1994. During the second quarter of 2002, the contract was assigned by Freeport-McMoRan Sulphur LLC to Gulf Sulphur Services Ltd. The terms of the contract were not affected by the assignment.

RAIL-FERRY SERVICE

Mexican Service

         Commencing in 2001, the Company began a new service, under the name of CG Railway, Inc., carrying loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico. This new service uses the Company's two Float-On/Float-Off ships, which were modified to enable them to carry standard gauge railroad cars. Each vessel has a capacity of 60 standard rail cars. With departures every four days from Coatzacoalcos and Mobile, respectively, it offers with each vessel a three-day transit between these ports and provides approximately 90 trips per year in each direction.

OTHER

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

         Other Services. The Company has several other subsidiaries providing ship charter brokerage, agency, and other specialized services to the Company's subsidiaries and, in the case of ship charter brokerage and agency services, to unaffiliated companies. The income produced by these services substantially covers the related overhead expenses. These services facilitate the Company's operations by allowing it to avoid reliance on third parties to provide these essential shipping services. Also included in this segment is the Company's 50% ownership in a car transportation truck company.


                                    MARKETING

         The Company maintains marketing staffs in New York and New Orleans, and maintains a network of marketing agents in major cities around the world who market the Company's liner, charter, and contract services. The Company markets its Trans-Atlantic LASH liner service under the trade name "Forest Lines," and its LASH liner service between the U.S. Gulf and Atlantic coast ports and South Asia ports under the Waterman house flag. The Company markets its Rail-Ferry Service under the name "CG Railway." The Company advertises its services in trade publications in the United States and abroad.


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

         Insurance premiums for the coverage described above vary from year to year depending upon the Company's loss record and market conditions. In order to reduce premiums, the Company maintains certain deductible and co-insurance provisions that it believes are prudent and generally consistent with those maintained by other shipping companies (See Note D - Self-Retention Insurance of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-13).


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

         On October 8, 1996, Congress adopted the Maritime Security Act of 1996, which created the MSP and authorized the payment of $2.1 million per year per ship for 47 U.S. flag ships through fiscal year 2005. This program eliminates the trade route restrictions imposed by the previous federal program and provides flexibility to operate freely in the competitive market. On December 20, 1996, Waterman entered into four MSP contracts with MarAd, and Central Gulf entered into three MSP contracts with MarAd. By law, the MSP is subject to annual appropriations. In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP contractors, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously.

         The Company's Molten Sulphur Carrier was constructed with the aid of Title XI loan guarantees administered by MarAd, the receipt of which obligates the Company to comply with various dividend and other financial restrictions. Recipients of Title XI loan guarantees must pay an annual fee of up to 1% of the loan amount.

         Under the Merchant Marine Act, U.S. flag vessels are subject to requisition or charter by the United States whenever the President declares that the national security requires such action. The owners of any such vessels must receive just compensation as provided in the Merchant Marine Act, but there is no assurance that lost profits, if any, will be fully recovered. In addition, during any extension period under each MSC charter or contract, the MSC has the right to terminate the charter or contract on 30 days' notice. However, terms of the Company's RO/RO operating contract call for significant early termination penalties.

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

         The International Maritime Organization ("IMO") has mandated that vessels documented under the laws of its member countries, including the United States, develop and implement quality and safety programs by July 1, 1998, or July 1, 2002, depending on the type of vessels. Vessels operating without the required compliance certificates could either be fined or denied entry into or detained in the ports of those countries that are members of the IMO. The Company's ship management subsidiary, LMS Shipmanagement, Inc., received certification in January of 1998 that its Quality Management System was approved as meeting the ISO 9002 Quality Standard. The Company implemented a comprehensive program to obtain timely IMO certification for all of its vessels, which has been accomplished.


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

         Approximately 23% of the Company's revenue is generated by contracts with the MSC and contracts to transport Public Law-480 U.S. government-sponsored cargo, a cargo preference program requiring that 75% of all foreign aid "Food for Peace" cargo must be transported on U.S. flag vessels, if they are available at reasonable rates. The Company competes with all U.S. flag companies, including P&O Ned Lloyd, APL, and Maersk-Sea Land Service, Inc. for the MSC work and the Public Law-480 cargo. Additionally, the Company's principal foreign competitors include Hoegh Lines, Star Shipping, Wilhelmsen Lines, and the Shipping Corporation of India.

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


                                  RISK FACTORS

         Substantial Leverage. The Company is highly leveraged and devotes a substantial portion of its operating income to debt service. To date, the Company has been able to generate sufficient cash from operations, including planned sales of assets and sale leaseback transactions, to meet interest and principal payments on its indebtedness. The Company's ability to satisfy its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond its control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of its unencumbered vessels or restructure its debt. Although the Company expects its operating cash flows to be sufficient to service its debt it can give no such assurance. Subject to compliance with various financial and other covenants imposed by debt instruments governing the indebtedness of the Company and its subsidiaries, the Company and its subsidiaries may incur additional indebtedness from time to time. The Company has consistently met the minimum working capital and net worth requirements and has not exceeded the leverage requirement during the period covered by the agreements, once amended effective June of 2001 and March of 2002, and is in compliance with these requirements as of December 31, 2002. Management is closely monitoring the results of the first quarter of 2003 in order to maintain continued compliance.

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

         Subsidy Payments. The Maritime Security Act of 1996, which provides for a subsidy program for certain U.S. flag vessels, was signed into law in October of 1996. Under this program, each participating vessel is eligible to receive an annual subsidy payment of $2.1 million through the government's fiscal year 2005. As of December 31, 2002, the Company's Waterman U.S. flag LASH vessel and four PCTCs have qualified for participation. Additionally, during 2002, the Company reached agreements to bareboat charter two vessels that allow the Company to maintain two more MSP contracts. The two vessels are being operated under a time charter arrangement. Payments under this program are subject to annual appropriation by Congress and are not guaranteed. If Congress does not make sufficient appropriations in any fiscal year with respect to this program, the Company would be permitted to reflag its vessels under foreign registry.

         Dependence on Government Charters and Contracts. The Company has various charters or contracts with agencies of the United States government. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on congressional appropriations and administrative allotment of funds, and changing policies and regulations. Because the government contracts are usually awarded for relatively short periods of time and are subject to renewal options in favor of the government, the stability and continuity of this type of business depends on the periodic exercise by the government of contract renewal options. Further, the government contracting laws provide that the United States government is to do business only with responsible contractors. In this regard, federal agencies have the authority under certain circumstances to suspend or debar a contractor from further government contracting for a certain period of time in order to protect the government's interest. The Company has never been suspended or debarred from government contracting, nor has it ever been the subject of any proceeding for such a purpose.

         CG Railway, Inc. The Company's newly established railcar ferry service began operating in February of 2001. The introduction of this new service in a competitive market, although successful, contributed to the Company's loss in 2001. The service improved in 2002, but still contributed a loss. The Company expects this service to be profitable in 2003; however, it can give no certain assurances that this will occur.

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

         Control by Principal Stockholders. Niels W. Johnsen, the Chairman of the Board and Chief Executive Officer of the Company, Erik F. Johnsen, the President and Chief Operating Officer of the Company (and the brother of Niels
W. Johnsen) and their spouses, children and grandchildren (collectively, the "Johnsen Family"), beneficially owned an aggregate of 41.87% (which includes current exercisable options to acquire 400,000 shares) of the common stock of the Company as of December 31, 2002. By virtue of such ownership, the Johnsen Family may continue to have the power to determine many of the policies of the Company and its subsidiaries, the election of the Company's directors and officers, and the outcome of various corporate actions requiring shareholder approval.

         US Gen New England, Inc. ("US GenNE"). The Company charters its Coal Carrier to USGenNE, an indirect subsidiary of PG&E Corporation ("PG&E"). In November of 2002, the Company learned that PG&E's wholly owned subsidiary, PG&E National Energy Group ("PG&E NEG"), which is the parent company of USGenNE, had defaulted on a loan payment. US GenNE's charter with the Company is current in all material aspects. The Company has not been notified that the reported events will in any way affect USGenNE's contractual obligations under the time charter, and representatives of PG&E have not provided the Company with any information other than that contained in their public documents. The Company cannot predict the outcome of PG&E NEG's restructuring plans or the consequences of a bankruptcy filing, but if such a filing included USGenNE, it is possible that the time charter for the Coal Carrier could be rejected. In the event of a rejection, the Company might take back the vessel and seek other commercial uses for it. While it might be difficult to redeploy the vessel on the same terms as those contained in the current time charter, if the Company were unable to redeploy the vessel on satisfactory commercial terms, the Company would always have the option to sell the vessel. The current debt associated with the vessel is non-recourse to the Company and its affiliates.


                                    EMPLOYEES

         As of December 31, 2002, the Company employed approximately 428 shipboard personnel and 142 shoreside personnel. The Company considers relations with its employees to be excellent.

         All of the Company's shipboard personnel and certain shoreside personnel are covered by collective bargaining agreements. Central Gulf, Waterman, and other U.S. shipping companies are subject to collective bargaining agreements for shipboard personnel in which the shipping companies servicing U.S. Gulf and East Coast ports also must make contributions to pension plans for dockside workers. The Company has experienced no strikes or other significant labor problems during the last ten years.

ITEM 2.  PROPERTIES

         Vessels and Barges. Of the 36 ocean-going vessels in the Company's fleet at December 31, 2002, 12 are owned by the Company, eight are 30% owned by the Company, four are 12.5% owned by the Company, seven are leased under charter contracts, and five are operated under operating contracts. Of the 919 LASH barges the Company owns, 885 are operated in conjunction with the Company's LASH vessels. The remaining 34 LASH barges owned by the Company are not required for current vessel operations. All of the Company's LASH barges are registered under the U.S. flag. Also included in the Company's fleet are seven Haul-Away car carrying trucks, in which the Company has a 50% interest.

         All of the vessels owned, operated, or leased by the Company are in good condition except for the 34 LASH barges not required for current vessel operations. Under governmental regulations, insurance policies, and certain of the Company's financing agreements and charters, the Company is required to maintain its vessels in accordance with standards of seaworthiness, safety, and health prescribed by governmental regulations or promulgated by certain vessel classification societies. The Company has implemented the quality and safety management program mandated by the IMO and has obtained certification of all vessels currently required to have a Safety Management Certificate. In addition, the Company has undertaken an aggressive certification schedule with all vessels in the fleet requiring certification completed in advance of the IMO deadline. Vessels in the fleet are maintained in accordance with governmental regulations and the highest classification standards of the American Bureau of Shipping, Norwegian Veritas, or Lloyd's Register classification societies.

         Certain of the vessels and barges owned by the Company's subsidiaries are mortgaged to various lenders to secure such subsidiaries' long-term debt (See Note C - Long-Term Debt of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-12).

         Other Properties. The Company leases its corporate headquarters in New Orleans, and its administrative and sales office in New York. Additionally, the Company leases a totally enclosed multi-modal cargo transfer terminal in Memphis, Tennessee, under a lease that expires in June of 2003, with one five-year renewal option. In 2002, the aggregate annual rental payments under these operating leases totaled approximately $2.1 Million.

         The Company owns a facility in Jefferson Parish, Louisiana that is used primarily for the maintenance and repair of barges. The Company also owns a bulk coal transfer terminal in Gulf County, Florida, which in September of 2002 was placed up for sale.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss. The Company believes that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of the Company's subsidiaries mitigate the Company's exposure.

         In the normal course of its operations, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the outcome of such claims cannot be predicted with certainty, the Company believes that its insurance coverage and reserves with respect to such claims are adequate and that such claims will not have a material adverse effect on the Company's business or financial condition (See Note H - Commitments and Contingencies of the Notes to the Company's Consolidated Financial Statements contained in this Form 10-K on page F-18).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         Set forth below is information concerning the directors and executive officers of the Company. Directors are elected by the shareholders for one-year terms. Executive officers serve at the pleasure of the Board of Directors.

         Name                                          Current Position
         ----------------------         -----------------------------------------------
         Niels W. Johnsen               Chairman and Chief Executive Officer
         Erik F. Johnsen                President, Chief Operating Officer and Director
         Niels M. Johnsen               Executive Vice President and Director
         Erik L. Johnsen                Executive Vice President and Director
         Gary L. Ferguson               Vice President and Chief Financial Officer
         Harold S. Grehan, Jr           Director
         Raymond V. O'Brien, Jr         Director
         Edwin Lupberger                Director
         Edward K. Trowbridge           Director

         Niels W. Johnsen, 80, has been the Chairman and Chief Executive Officer of the Company since its commencement of operations in 1979 and served as Chairman and Chief Executive Officer of each of the Company's principal subsidiaries until April of 1997. He previously served as Chairman of Trans Union's ocean shipping group of companies from December of 1971 through May of 1979. He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971. He is also a former director of Reserve Fund, Inc., a money market fund and a former Trustee of Atlantic Mutual Companies, an insurance company. He is the brother of Erik F. Johnsen.

         Erik F. Johnsen, 77, has been the President, Chief Operating Officer, and Director of the Company since its commencement of operations in 1979. Until April of 1997, Mr. Johnsen also served as the President and Chief Operating Officer of each of the Company's principal subsidiaries, except Waterman, for which he served as Chairman of the Executive Committee. Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and served as its President from 1966 until April of 1997. He is the brother of Niels W. Johnsen.

         Niels M. Johnsen, 57, is Executive Vice President of the Company. Mr. Johnsen has served as a Director of the Company since April of 1988. He joined Central Gulf on a full time basis in 1970 and held various positions with the Company before being named Executive Vice President in April of 1997. He has also served as chairman of each of the Company's principal subsidiaries, except Waterman, since April of 1997. He is also President of Waterman and N. W. Johnsen & Co., Inc., subsidiaries of the Company engaged in LASH liner service and ship and cargo charter brokerage, respectively. In 2002, he became a director of Atlantic Mutual Companies. He is the son of Niels W. Johnsen.

         Erik L. Johnsen, 45, is Executive Vice President of the Company. He joined Central Gulf in 1979 and held various positions with the Company before being named Executive Vice President in April of 1997. He has served as a Director of the Company since 1994. He has also served as the President of each of the Company's principal subsidiaries, except Waterman, since April of 1997, and as Executive Vice President of Waterman since September of 1989. He is responsible for all operations of the Company's vessel fleet and leads the Company's Ship Management Group. He is the son of Erik F. Johnsen.

         Gary L. Ferguson, 62, is Vice President and Chief Financial Officer of the Company. He joined Central Gulf in 1968 where he held various positions with the Company prior to being named Controller in 1977, and Vice President and Chief Financial Officer in 1989.

         Harold S. Grehan, Jr., 75, is a Director of the Company. He joined Central Gulf in 1958 and became Vice President in 1959, Senior Vice President in 1973 and Executive Vice President and Director in 1979. Mr. Grehan retired from the Company at the end of 1997, and continued to serve as a Director since that time.

         Raymond V. O'Brien, Jr., 75, has served as a Director of the Company since 1979 and in early 2003 was named Chairman of the Compensation Committee of the Board of Directors. He is also a director of Emigrant Savings Bank. He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January of 1978 through December of 1992.

         Edwin Lupberger, 66, has served as a Director of the Company since April of 1988 and in early 2003 was named Chairman of the Audit Committee of the Board of Directors. He is the President of Nesher Investments, LLC. Mr. Lupberger served as the Chairman of the Board and Chief Executive Officer of Entergy Corporation from 1985 to 1998.

         Edward K. Trowbridge, 74, has served as a Director of the Company since April of 1994 and in early 2003 was named Chairman of the Nominating and Governance Committee of the Board of Directors. He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from July of 1988 through November of 1993.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

                        COMMON STOCK PRICES AND DIVIDENDS
                   FOR EACH QUARTERLY PERIOD OF 2001 AND 2002

(Source:  New York Stock Exchange)

                                             Dividends
    2001           High          Low            Paid
-----------        -----         ----       ------------

1st Quarter         8.30         6.13       .0625/Share
2nd Quarter         9.55         7.12       .0625/Share
3rd Quarter        10.00         6.90           N/A
4th Quarter         7.50         6.20           N/A

                                             Dividends
    2002            High         Low            Paid
-----------         ----         ----       ----------
1st Quarter         7.05         6.37          N/A
2nd Quarter         6.80         5.70          N/A
3rd Quarter         7.05         6.40          N/A
4th Quarter         6.85         5.57          N/A

Approximate Number of Common Stockholders of Record at February 24, 2003: 582

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

(All Amounts in Thousands Except Share and Per Share Data)

                                                                               Year Ended December 31,
                                                       ------------------------------------------------------------------------
                                                          2002           2001(1)          2000          1999(2)         1998
INCOME STATEMENT DATA:                                 ----------      ----------      ----------     ----------     ----------
    Revenues                                           $  227,412      $  304,370      $  357,105     $  373,209     $  384,148
    Impairment Loss                                    $       66      $  (81,038)     $       --     $       --     $   (7,000)
    Gross Voyage Profit (Loss)                         $   30,502      $  (53,808)     $   49,475     $   66,681     $   57,791
    Operating Income (Loss)                            $   15,325      $  (73,885)     $   32,515     $   53,972     $   39,147
    (Loss) Income Before Extraordinary Item            $     (178)     $  (64,434)     $      148     $   14,623     $    7,305
    Extraordinary Item                                 $       42      $       15      $      688     $       --     $   (1,029)
    Net (Loss) Income                                  $     (136)     $  (64,419)     $      836     $   14,623     $    6,276
    Basic and Diluted Earnings Per Share:
         (Loss) Income Before Extraordinary Item       $    (0.03)     $   (10.59)     $     0.03     $     2.28     $     1.09
          Extraordinary Item                           $     0.01      $       --      $     0.11     $       --     $    (0.15)
          Net (Loss) Income                            $    (0.02)     $   (10.59)     $     0.14     $     2.28     $     0.94

BALANCE SHEET DATA:
    Working Capital                                    $    9,055      $   26,820      $   28,183     $   35,571     $   44,914
    Total Assets                                       $  406,752      $  461,722      $  695,176     $  735,003     $  689,804
    Long-Term Debt (including Capital
       Lease Obligations)                              $  192,297      $  240,276      $  359,864     $  400,442     $  361,425
    Stockholders' Investment                           $  115,227      $  114,905      $  181,532     $  182,484     $  177,108

OTHER DATA:
    Cash Flow From Operations                          $   26,794      $   22,568      $   49,469     $   47,580     $   63,984
    EBITDA (3)                                         $   46,606      $   54,100      $   95,469     $  116,325     $  109,049
    Cash Dividends Per Share of Common Stock (4)       $       --      $    0.125      $     0.25     $     0.25     $     0.25
    Weighted Average Shares of Common
        Stock Outstanding                               6,082,887       6,082,887       6,082,954      6,424,193      6,682,216

(1) Results for 2001 reflect an Impairment Loss of approximately $81.0 million, in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets". This non-cash charge was made to write down certain assets to estimated market value as part of the reclassification of the Company's U.S. Flag LASH Service, its Cape-Size Bulk Carrier and certain Special Purpose barges to "Assets Held for Disposal" and impairment charges recorded on the Company's Foreign Flag LASH Liner service.

(2) Results for 1999 include the proceeds from a settlement with Seminole Electric Cooperative, Inc. ("Seminole") resulting from its early termination of the Company's coal transportation contract. The reported settlement of approximately $20.6 Million was net of related expenses of approximately $1.8 Million.

(3) EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization), as presented above, which includes gains and losses on sales of assets, represents income before interest expense and provision (benefit) for income taxes, plus depreciation, amortization of deferred charges and acquired contract costs, and impairment losses. EBITDA is not presented as an alternative to net income or cash flow as an indicator of the Company's operating performance or liquidity, but rather to provide additional information related to debt service capacity. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

(4) For 2001, cash dividends represent payments applicable for only first and second quarters due to the Board of Directors' decision to suspend quarterly dividend payments on Common Shares of stock thereafter.

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

         Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) anticipated reductions in administrative and operating expenses;
(4) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (5) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business or asset dispositions; (6) estimated obligations, and the timing thereof, to U.S. Customs relating to foreign repair work; (7) the adequacy and availability of capital resources on commercially acceptable terms; (8) the Company's ability to remain in compliance with its debt covenants; (9) anticipated trends in government sponsored cargoes;
(10) the Company's ability to maintain its government subsidies; and (11) the anticipated improvement in the profitability of the Company's Mexican service.

         Important factors that could cause the actual results of the Company to differ materially from the Company's expectations may include, without limitation, the Company's ability to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques; (ii) secure financing on satisfactory terms to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers; (iii) obtain new contracts or renew existing contracts which would employ certain of its vessels or other assets upon the expiration of contracts currently in place, on favorable economic terms; (iv) manage the amount and rate of growth of its general and administrative expenses and costs associated with crewing certain of its vessels; (v) and manage its growth in terms of implementing internal controls and information systems and hiring or retaining key personnel, among other things.

         Other factors include (vi) changes in cargo, charterhire, fuel, and vessel utilization rates which could increase or decrease the Company's gross voyage profit from its liner services; (vii) the rate at which competitors add or scrap vessels in the markets in which the Company operates; (viii) changes in interest rates which could increase or decrease the amount of interest the Company incurs on borrowings with variable rates of interest, and the availability and cost of capital to the Company; (ix) the impact on the Company's financial statements of nonrecurring accounting charges that may result from the Company's ongoing evaluation of business strategies, asset valuations, and organizational structures; (x) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (xi) changes in laws and regulations such as those related to government assistance programs and tax rates; (xii) the frequency and severity of claims against the Company, and unanticipated outcomes of current or possible future legal proceedings; (xiii) unplanned maintenance and out-of-service days on the Company's vessels; (xiv) the ability of customers to fulfill obligations with the Company; (xv) the performance of unconsolidated subsidiaries; and (xvi) other economic, competitive, governmental, and technological factors which may affect the Company's operations.

         The Company cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made in this report or elsewhere by, or on behalf of, the Company.


                          CRITICAL ACCOUNTING POLICIES

         Set forth below is a discussion of the accounting policies and related estimates that the Company believes are the most critical to understanding its consolidated financial statements, financial condition, and results of operations and which require complex management judgments, uncertainties and/or estimates. Information regarding the Company's other accounting policies is included in the Notes to Consolidated Financial Statements.

VOYAGE REVENUE AND EXPENSE RECOGNITION

         Revenues and expenses relating to voyages are recorded over the duration of the voyage (including all inland moves, for which revenues and expenses are fully recognized upon completion of the mother-vessel voyage). Provisions for loss voyages are recorded when contracts for the voyages are fixed and when losses become apparent for voyages in progress. Voyage revenue and expense recognition requires management to make estimates and assumptions that affect the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DRYDOCKING COSTS

         The Company defers certain costs related to the drydocking of its vessels. Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years).

INCOME TAXES

         Deferred income taxes are provided on items of income and expense, which affect taxable income in one period and financial income in another. Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation. However, pursuant to existing U.S. Tax Laws, earnings from certain foreign operations are subject to U.S. income taxes.

SELF-RETENTION INSURANCE

         The Company maintains provisions for its estimated losses under its self-retention insurance based on estimates of the eventual claims settlement costs. The Company's policy is to establish self-insurance provisions for each policy year based on independent actuarial estimates, and to maintain the provisions at those levels for the estimated run-off period, approximately two years from the inception of that period. The Company believes most claims will be reported, or estimates for existing claims will be revised, within this two-year period. Subsequent to this two-year period, self-insurance reserves are adjusted to reflect the Company's current estimate of its loss exposure for the policy year. However, if during this two-year period the Company's estimate of its loss exposure exceeds the actuarial estimate, then additional loss provisions are recorded to increase the self-insurance reserves to the Company's estimate of the eventual claims' settlement cost. The measurement of the Company's exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period. Actual results could differ from those estimates.


                              RESULTS OF OPERATIONS

         The Company's vessels are operated under a variety of charters and contracts. The nature of these arrangements is such that, without a material variation in gross voyage profits (total revenues less voyage expenses and vessel and barge depreciation), the revenues and expenses attributable to a vessel deployed under one type of charter or contract can differ substantially from those attributable to the same vessel if deployed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, the Company's revenues and expenses can fluctuate substantially from one period to another even though the number of vessels deployed, the number of voyages completed, the amount of cargo carried, and the gross voyage profit derived from the vessels remain relatively constant. As a result, fluctuations in voyage revenues and expenses are not necessarily indicative of trends in profitability, and management believes that gross voyage profit is a more appropriate measure of operating performance than revenues. Accordingly, the discussion below addresses variations in gross voyage profits rather than variations in revenues.


                          YEAR ENDED DECEMBER 31, 2002
                    COMPARED TO YEAR ENDED DECEMBER 31, 2001

GROSS VOYAGE PROFIT

         Gross voyage profit before depreciation and impairment loss decreased 14.8% from $58.2 Million in 2001 to $49.6 Million in 2002. The changes associated with each of the Company's segments are discussed below.

         Liner Service: The decrease in gross voyage profit before depreciation and impairment loss for this segment from a loss of $1 Million in 2001 to a loss of $1.3 Million in 2002 was primarily due to lower gross voyage profit from the Company's foreign flag LASH Liner service of $5.9 Million resulting from lower rates for eastbound cargo and higher than normal towage expenses for LASH barges as a result of high water on the Mississippi River and higher interstate towage expenses. Additionally, in 2002, this service experienced a drop in cargo volume as a result of lower westbound cargo volumes due to sanctions recently imposed by the President on steel imports. Partially offsetting the decrease in gross voyage profit before depreciation and impairment loss was an improvement of $4.8 Million from the elimination of the four-vessel U.S. flag LASH Liner service. Expenses associated with winding down the service were offset by the reduction of loss provisions for insurance and other accruals during the year which are discussed in more detail in the paragraphs below.

Additionally, the commencement of the renewed U.S. flag LASH service in November of 2002 contributed gross voyage profit of approximately $800,000.

         The Company reduced its insurance provisions during 2002 resulting from a review of the Company's current estimate of its loss exposure for the policy year that reached the end of its two-year period as well as from a reduction in the estimated total remaining loss exposure related to the U.S. flag LASH Liner service. The Company determined that the provisions for this policy year, which were based on actuarial estimates, exceeded the Company's loss exposure estimate, mainly as related to personal injury claims. The Company routinely reviews its self-retention loss provisions and makes adjustments as it believes they are warranted. During 2002, the Company reduced the estimated provision by approximately $3 Million, of which $2.3 Million was related to the LINER SERVICES segment.

         The Company maintains accruals for amounts due to U.S. Customs related to repair work performed on U.S. flag ships at foreign shipyards. U.S. Customs advised the Company during the second quarter of 2002 that several claims related to the U.S. flag LASH Liner service would be settled and would require payment within a year. As a result, the portion of accruals associated with the Company's settlement estimate was reclassified from long-term to current liabilities as of December 31, 2002. Additionally in 2002, as a result of recent settlements, the Company revised its estimates of amounts due to U.S. Customs, which resulted in an increase in gross voyage profit of the LINER SERVICES segment of approximately $1.5 Million.

         As a result of the discontinuation of the U.S. flag LASH Liner service, the Company recognized expenses associated with the winding down of the service of $4 Million during 2002.

         Time Charter Contracts: This segment's gross voyage profit before depreciation and impairment loss decreased from $53.9 Million in 2001 to $44.2 Million in 2002. The decrease resulted from the sale and leaseback of two of the Company's PCTCs during the second half of 2001, renegotiated lease terms on another PCTC that resulted in different accounting treatment, and offhire time for repair work on the Company's Coal Carrier. The contracts under which the three PCTCs operate were not affected by the aforementioned lease transactions. However, because the leases now qualify for treatment as operating leases, the lease payments of $14.1 Million were included in voyage expenses during 2002. The resulting increase in voyage expenses approximates the depreciation and interest charges recorded on these vessels during 2001, which were eliminated by the lease transactions. Also contributing to the decrease was the sale of the Company's Cape-Size Bulk Carrier in 2001.

         The decrease was partially offset by an increase of approximately $2.2 Million in revenue earned by the Company's PCTCs due to carrying more supplemental cargoes during 2002 and by $862,000 related to the reduction of loss provisions for insurance and other accruals during the year discussed previously.

         One of the Company's Ice-Strengthened Multi-Purpose vessels, which is included in this segment, operated under charter to the MSC re-supplying scientific projects in the Arctic and Antarctic. Gross voyage profit associated with this contract was comparable to the prior year. The contract with the MSC was extended in December of 2002 through the first quarter of 2003. The Company is presently working on further extensions.

         Contracts of Affreightment: Gross voyage profit before depreciation decreased slightly from $8.7 Million in 2001 to $8.4 Million in 2002. The transportation contract under which the Company's Molten Sulphur Carrier operates was assigned by Freeport-McMoRan Sulphur LLC to Gulf Sulphur Services Ltd., LLP during the second quarter of 2002. The terms of the contract were not affected by the assignment.

         Rail-Ferry Service: This segment's gross voyage loss before depreciation of approximately $1 Million in 2002 improved from a loss of $4.6 Million in 2001. The improvement resulted primarily from an increase in rail cars shipped in 2002 compared with 2001.

         Other: This segment's gross voyage profit before depreciation decreased $2.1 Million as a result of the discontinuation of the previous four-vessel U.S. flag LASH Liner Service, which decreased the results of certain of the Company's specialized subsidiaries.

VESSEL AND BARGE DEPRECIATION

         Vessel and barge depreciation decreased 38.2% from $31 Million in 2001 to $19.1 Million in 2002 primarily due to the reclassification of the U.S. flag LASH Liner service, Cape-Size Bulk Carrier, and certain Special Purpose barges to Assets Held for Disposal in June of 2001, and subsequent sale of most of these assets, as described later in the "Impairment Loss on Assets Held for Disposal" section. The lease transactions related to the PCTCs discussed earlier in the "Gross Voyage Profit - Time Charter Contracts" section and the sale for scrap during 2001 of two of the Company's LASH vessels previously chartered to the MSC also contributed to this decrease.

OTHER INCOME AND EXPENSES

         Administrative and general expenses decreased 33.3% from $23.6 Million in 2001 to $15.7 Million in 2002 primarily due to savings resulting from the staff reductions discussed later in the "Impairment Loss on Assets Held for Disposal" section, slightly offset by related severance payments. Additionally, the Company retained an unrelated third party during 2001 to provide ship management services that were previously provided by a wholly-owned subsidiary of the Company. The costs for these services of approximately $1.4 Million were included in voyage expenses in 2002 while the expenses of the subsidiary were included in administrative and general expenses in 2001.

         Gain on Sale of Vessels and Other Assets of $557,000 in 2002 primarily related to the sale of certain contract rights that were no longer beneficial to the Company and the sale of other assets no longer needed for operations. The net gain of $3.5 Million in 2001 was related to gains on the sale of one of the Company's PCTCs, which was replaced by a newer PCTC, and the sale of additional contract rights no longer required by the Company, partially offset by a loss on the sale of two of the Company's LASH vessels, which completed their commitment under charter with the MSC and were no longer needed for operations

         Interest expense decreased 33.8% from $26.7 Million in 2001 to $17.7 Million in 2002. The early repayment of the debt associated with the two PCTCs sold and leased back during 2001 under operating leases, and the reclassification of another PCTC lease from a capital lease to an operating lease due to a change in lease terms accounted for approximately $4.9 Million of the decrease. Regularly scheduled payments on outstanding debt and lower interest rates contributed $2.2 Million to the decrease. Additionally, interest expense decreased because the Company's line of credit had a lower balance drawn throughout 2002 as compared to 2001, and the Company repurchased $39.1 Million of its 9% Senior Notes and $1.1 Million of its 7 3/4% Senior Notes during 2002. These decreases were partially offset by interest incurred during 2002 on the financing of a new PCTC purchased in the second half of 2001, additional financing on the Company's Molten Sulphur Carrier in July of 2002, and new financing on two of the Company's LASH vessels in November of 2002.

         Impairment Loss on Investment of $598,000 in 2002 resulted from a write-down of an investment in a Norwegian shipping company.

         Investment income decreased from $1.2 Million in 2001 to $656,000 in 2002 due to a lower average balance of invested funds and lower interest rates.

         Other Income of $1.5 Million in 2002 resulted from interest earned by the Company on overpayments of foreign taxes made in prior years that were previously refunded.

INCOME TAXES

         The Company's tax benefit was $193,000 for 2002 and $34.7 Million for 2001. The statutory rate was 35% for both years.

EQUITY IN NET INCOME OF UNCONSOLIDATED ENTITIES

         Equity in net income of unconsolidated entities, net of taxes, of $555,000 for 2002 and $463,000 for 2001, was primarily related to the Company's investment in companies owning and operating cement-carrying vessels.


                          YEAR ENDED DECEMBER 31, 2001
                    COMPARED TO YEAR ENDED DECEMBER 31, 2000

GROSS VOYAGE PROFIT

         Gross voyage profit before depreciation and impairment loss decreased 34.1% from $88.2 Million in 2000 to $58.2 Million in 2001. The changes associated with each of the Company's segments are discussed below.

         Liner Service: This segment's gross voyage profit before depreciation and impairment loss decreased $14.0 Million, which resulted from the Waterman service that had 228 out-of-service days from unplanned maintenance on two of its vessels and scheduling realignments as a result of those unplanned maintenance periods. In addition, the service experienced a drop in its inbound tonnage volume as a result of market conditions.

         Contracts of Affreightment: This segment had a drop in its gross voyage profit of $3.9 Million reflecting the change in one of the Company's contracts, the Freeport Indonesian service, which resulted in the contract being accounted for in the TIME CHARTERS CONTRACT segment in 2001. For the year 2000, this segment included a contract for a Molten Sulphur Carrier and the Freeport Indonesian service contract. For the year 2001, this segment only included the contract for the Molten Sulphur Carrier.

         Time Charter Contracts: This segment, excluding the results from the above reclassification, decreased $10.3 Million resulting from the completion of charters to the MSC for four of the Company's vessels. Three of these vessels were at the end of their economic lives and were scrapped in March, May, and July of 2001, and the other vessel is under an operating lease agreement now employed in the Freeport Indonesian Service. The three RO/RO vessels, operating under charter with the MSC, had fewer operating days in 2001 as a result of required drydockings.

         The Freeport Indonesian service contract which previously included two Float-On/Float-Off SPV's, along with one Container/Breakbulk vessel now includes one of the vessels previously chartered to the MSC, a small tanker and two Container vessels. In the beginning of 2001, the two SPVs previously employed in this trade were modified to enable them to carry standard gauge railroad cars and are now employed in the Mexican Service, included below in the RAIL-FERRY SERVICE segment.

         Rail-Ferry Service: This segment's gross voyage profit before depreciation resulted in a loss of $4.6 Million as a result of the start-up losses from the Company's Mexican Service, which transports loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico.

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

         During 2001, in accordance with SFAS No. 121, the Company recognized an impairment loss of $81,038,000 comprised of $60.6 Million on the U.S. flag LASH liner service, one Cape-Size Bulk Carrier, and 28 Special Purpose barges; $18.1 Million on its foreign flag LASH service; and $2.4 Million on one of its LASH vessels that was sold while held for disposal. This vessel completed its commitment under charter with the MSC, reached the end of its economic life, and was sold for scrap. The impairment loss on the U.S. and foreign flag LASH service was measured as the amount by which the carrying value of the asset exceeded its estimated fair value. The fair value of the Foreign flag LASH service assets was estimated by determining the present value of its expected future cash flows using a discount rate believed to be commensurate with the Company's borrowing rate. The impairment loss on the U.S. flag LASH on charter to MSC was measured as the amount by which the carrying value of the vessel exceeded its estimated fair value at time of sale. The fair value of the vessel was estimated by determining the scrap value per lightweight ton.

         For accounting purposes, the U.S. flag LASH liner service assets were reclassified in the Company's balance sheet as "Current Assets Held for Disposal" and "Assets Held for Disposal," and the foreign flag LASH service assets are included within "Vessels, Property and Other Equipment."

         "Assets Held for Disposal" in the Liner Services segment as of December 31, 2001, include four U.S. flag LASH vessels, one Foreign flag LASH vessel, one FLASH unit, and 1,200 LASH barges. This service transported cargo between the U.S. Gulf and Atlantic coasts and the Middle East, East Africa, the Indian sub-continent and Southeast Asia and operated under the name "Waterman." The past several years have reflected a downward trend in the Liner Services segment as a result of higher operating cost, disruptions in service due to unplanned maintenance and changes in market conditions.

         During the third quarter of 2001, the Company sold the Cape-Size Bulk Carrier previously reflected in the Company's Balance Sheet under "Current Assets Held for Disposal." This asset was sold for a loss of approximately $400,000 in excess of the original write-down amount.

         "Assets Held for Disposal" in the Other segment as of December 31, 2001, include certain Special Purpose barges. Those assets are no longer in use due to a restructuring of the contract with a major mining company in the fourth quarter of 2000 which allowed the Company to deploy its two special purpose vessels, the Bali Sea and Banda Sea, on a service between Mobile, Alabama and Coatzacoalcos, Mexico. The Special Purpose barges were written down to $574,000 reflecting a value close to current scrap value. The Company has no debt specifically attributable to these assets.

         In anticipation of the disposal of the U.S. flag LASH service, a staff reduction of approximately 31% of the Company's shore base staff was effected early in the third quarter of 2001 and in January of 2002.

VESSEL AND BARGE DEPRECIATION

         Vessel and barge depreciation decreased 20.2% from $38.7 Million in 2000 to $31.0 Million in 2001 primarily due to the sale of one of the Company's Ice Strengthened Multi-Purpose vessels, the scrapping of three of the Company's LASH vessels, and the write-down of the assets included in the LINER SERVICES segment, the TIME CHARTER CONTRACTS segment and the OTHER segment (See Section "Impairment Loss on Assets Held for Disposal" above) partially offset by the purchase of a PCTC. The Assets Held for Disposal are not being further depreciated as they have been written down to estimated realizable value. The depreciation expense related to these assets for 2000 was $16.7 Million.

OTHER INCOME AND EXPENSES

         Administrative and general expenses increased 3.1% from $22.9 Million in 2000 to $23.6 Million in 2001 primarily reflecting increases associated with the start-up of the Mexican Service and severance payments as a result of a reduction of approximately 20% of the Company's shore base staff.

         Gain on Sale of Vessels and Other Assets of $3.5 Million in 2001 was related to the sale of one of the Company's PCTCs, which was replaced by a newer PCTC, and the sale of additional contract rights no longer required by the Company after being partially offset by a loss on the sale of two of the Company's LASH vessels, which completed their commitment under charter with the MSC and were no longer needed for operations. The gain of $5.9 Million in 2000 was related to the sale of one of the Company's PCTCs, which was replaced by a newer and larger PCTC, the sale of tugboats no longer needed for operations, offset slightly by the loss on the sale of one of the Company's LASH vessels no longer needed for operations.

         Interest expense was $26.7 Million for 2001 as compared to $33.8 Million for 2000. This decrease is primarily due to the partial repurchase of the Company's 9% and 7.75% Senior Notes in the second half of 2000 and in 2001 partially offset by the financing associated with the acquisition of the PCTC in June of 2000 and the refinancing of two PCTCs.

         Investment income decreased from $2.1 Million in 2000 to $1.2 Million in 2001 due to a lower average balance of invested funds.

INCOME TAXES

         The Company had a tax benefit of $34.7 Million for 2001 and a provision of $545,000 for 2000 for Federal income taxes at the statutory rate of 35%.

EQUITY IN NET INCOME (LOSS) OF UNCONSOLIDATED ENTITIES

         Equity in net income (loss) of unconsolidated entities, net of taxes, of $463,000 for 2001 and ($74,000) for 2000, was primarily related to the Company's investment in companies owning and operating cement-carrying vessels.


                         LIQUIDITY AND CAPITAL RESOURCES

         The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of the Company's Consolidated Financial Statements.

         The Company's working capital decreased from $26.8 Million at December 31, 2001, to $9.1 Million at December 31, 2002, after provision for current maturities of long-term debt and capital lease obligations of $21.4 Million. Cash and cash equivalents decreased during 2002 by $15.3 Million to a total of $3.6 Million. This decrease resulted from cash used for financing activities of $48.6 Million, partially offset by cash provided by operating activities of $26.8 Million and by investing activities of $6.6 Million.

         Operating activities generated a positive cash flow after adjusting the net loss for non-cash provisions such as depreciation and amortization. Cash flows from investing were generated primarily from the sale of assets held for disposal and were partially offset by payments for drydocking and upgrading expenses, and additional investments in unconsolidated entities.

         Cash used for financing activities of $48.6 Million included $90 Million for repayment of debt and capital lease obligations, which was offset by draws on the Company's line of credit of $19.5 Million, financing of $12 Million secured by a second mortgage on the Company's Molten Sulphur Carrier, and financing of $10 Million secured by a first mortgage on two of the Company's LASH vessels. The $90 Million for repayment of debt and capital lease obligations consisted of $38.6 Million to repurchase the remainder of the Company's 9% Senior Notes as discussed below; $10.6 Million to repay the capital lease obligations associated with two of the U.S. flag LASH vessels sold in 2002; $22.3 Million for regularly scheduled payments on debt and capital lease obligations; and $18.5 Million to repay draws on the Company's line of credit made during the same period.

         Senior Notes - As of December 31, 2002, the Company's 9% Senior Notes due 2003 were fully repaid. The outstanding balance at December 31, 2002 of the Company's 7 3/4% Senior Notes due 2007 was $81.9 Million.

         Debt and Lease Obligations - As discussed earlier, the Company sold and leased back two PCTCs during 2001 and one LASH vessel in 2002, and renegotiated the terms of the lease agreement for another of its PCTCs at the end of 2001. The PCTCs are operated under fixed charter agreements covering the periods of the respective leases. For accounting purposes, the leases qualify for treatment as operating leases. The Company's obligations associated with these and other operating leases are disclosed in the table below.

         The following is a summary of the Company's debt and lease obligations as of December 31, 2002:

DEBT AND LEASE OBLIGATIONS (000'S)      2003        2004        2005        2006         2007      THEREAFTER
----------------------------------     -------     -------     -------     -------     --------    ----------
Long-term debt                         $21,362     $20,043     $19,809     $18,496     $ 95,448     $ 38,501
Operating leases                        24,172      24,125      18,728      18,747       18,782      108,318
                                       -------     -------     -------     -------     --------     --------
  Total by period                      $45,534     $44,168     $38,537     $37,243     $114,230     $146,819
                                       =======     =======     =======     =======     ========     ========

         At December 31, 2002, the Company had available a line of credit totaling $10,000,000 used to meet short-term requirements when fluctuations occur in working capital. As of December 31, 2002, the Company had $1,000,000 drawn. The Company expects to repay these draws on its line of credit with cash flows from operations.

         Debt Covenant Compliance Status - The Company continues to meet all of its financial covenants under its various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth, and interest coverage ratio, among others, after these were amended for the year 2002. The Company believes it will be able to meet its more restrictive financial covenants that become effective in 2003, although it can give no assurance to that effect. Management is closely monitoring the results of the first quarter of 2003 in order to maintain continued compliance.

         If the Company's cash flow and capital resources are not sufficient to fund its debt service obligations or if the Company is unable to meet covenant requirements, the Company may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of its unencumbered vessels or restructure debt.

         Reactivation of U.S. Flag LASH Liner Service - During the second quarter of 2002, the Company announced that it was reviewing the possibility of reactivating its U.S. flag LASH Liner service between the U.S. Gulf and South Asia due to several changes in circumstances that have occurred since the Company's decision in the second quarter of 2001 to discontinue this service. The Company believes an adequate cargo volume to the service area for shipment on U.S. flag vessels will be maintained. As a result, the Company has recommissioned one of its foreign flag LASH vessels, which had been idle and scheduled for disposal, together with a certain number of LASH barges. After its upgrade, the foreign flag vessel entered the Company's Forest Lines service in November of 2002, replacing one of the vessels operating in that service. The replaced vessel transferred to U.S. flag for use in the renewed U.S. flag liner service, which commenced operation in November of 2002.

         The cost of the upgrade and reflagging was $9.6 Million, with $6.9 Million paid as of December 31, 2002. In November of 2002, the Company sold the aforementioned upgraded foreign flag LASH vessel and leased the vessel back under an operating lease. The sale was for $10 Million, of which $5 Million was received in cash and $5 Million in the form of a five-year promissory note. The lease is for five years with options to continue for further periods with approximately $1.9 Million annual lease payments. The proceeds were used to partially pay for the upgrade and reflagging costs.

         Early Buyout of Capital Lease Obligations - As of June 30, 2002, the Company reported a capital lease obligation of approximately $2.5 Million related to a group of LASH barges, of which $1.8 Million was due within one year with the remainder due in the second half of 2003. Early in the third quarter of 2002, the Company paid $2.8 Million to the lessor, which approximated the remaining lease payments and accrued interest, in fulfillment of an agreement to terminate the lease earlier than scheduled. Additionally, the Company signed a promissory note for $1.3 Million due in July of 2003 for the purchase from the lessor of the LASH barges associated with this obligation and another group of LASH barges previously leased from the same party. These LASH barges will be used in the renewed U.S. flag LASH Liner service. The $1.3 Million promissory note is secured by LASH barges currently operating in the Company's foreign flag LASH Liner service.

         Self-Retention Insurance Program - Due to the effect of the events of September 11, 2001, on the reinsurance market, along with the discontinuation of the U.S. flag LASH Liner service, the Company revised its self-retention insurance program for the policy year beginning June 27, 2002. The Company's current estimates indicate additional cost of approximately $2 Million annually to maintain a comparable level of risk exposure under this new program. Under the revised insurance program, the Company is self-insured for Hull and Machinery and Loss of Hire claims in the aggregate up to $2 Million. If the claim amounts exceed $2 Million, the additional claims are recoverable from underwriters. Furthermore, the Company reduced its Protection and Indemnity deductible to $25,000 each accident for all vessels.

         Mexican Service Profitability - The Company's Mexican Service, which has contributed to the Company's positive cash flows from operations, is projected to generate a profit for the year 2003. If market conditions make those projections unattainable, the Company believes it could find alternative placement for the two vessels supporting the service.

         Dividend Payments - In view of the impairment loss recognized during 2001, and to comply with certain financial covenants under the Company's debt agreements, the suspension of quarterly dividend payments on its common shares of stock remains in effect.

         Environmental Issues - The Company has not been notified that it is a potentially responsible party in connection with any environmental matters.

NEW ACCOUNTING PRONOUNCEMENTS

         In August of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement revised guidance with respect to the process for measuring impairment of long-lived assets. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The reclassification of certain of the Company's assets to Assets Held for Disposal during 2001 was made prior to the Company's adoption of SFAS No. 144. Therefore, these assets continued to be accounted for under SFAS No. 121 until final disposal. The Company adopted SFAS No. 144 on January 1, 2002, which had no material impact on the Company's financial statements.

         In April of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board ("APB") Opinion No. 30. The Company adopted SFAS No. 145 effective January 1, 2003, and is required to reclassify gains and losses on early extinguishment of debt reported in prior period income statements as those amounts will no longer qualify for extraordinary treatment under SFAS No. 145. The Company reported extraordinary gains related to early extinguishment of debt of $42,000, $15,000 and $688,000, net of taxes, for the years ended December 31, 2002, 2001, and 2000, respectively. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position.

         In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS No. 146 will have a material effect on its financial position.


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

         INTEREST RATE RISK. The fair value of the Company's cash and short-term investment portfolio at December 31, 2002, approximated carrying value due to its short-term duration. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for the Company's investment portfolio is not material.

         The fair value of long-term debt, including current maturities, was estimated to be $216.4 Million compared to a carrying value of $213.7 Million. The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to the Company's long-term debt at December 31, 2002, would be approximately $2.9 Million or 1.4% of the carrying value.

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

         The fair value of the remaining agreement at December 31, 2002, estimated based on the amount that the banks would receive or pay to terminate the swap agreement at the reporting date, taking into account current market conditions and interest rates, is a liability of $2 Million. A hypothetical 10% decrease in interest rates as of December 31, 2002 would have resulted in a $55,000 increase in the fair value of the liability.

         FOREIGN EXCHANGE RATE RISK. The Company has entered into foreign exchange contracts to hedge certain firm sale commitments with varying maturities throughout 2003. The exchange rates at which these hedges were entered into did not materially differ from the exchange rates in effect at December 31, 2002. The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates applicable to these contracts at December 31, 2002, is a liability of approximately $186,000.

         COMMODITY PRICE RISK. During November of 2002, the Company entered into three commodity swap agreements to manage the Company's exposure to price risk related to the purchase of a portion of the estimated 2003 fuel requirements for its LINER SERVICES segment. The agreement locked in the price the Company would pay per ton of fuel for 2003 at a specific price for a specified quantity. While this arrangement is structured to reduce the Company's exposure to increases in fuel prices, it also limits the benefit the Company might otherwise receive from any price decreases associated with this commodity.

         The fair value of these agreements at December 31, 2002, estimated based on the difference between year-end price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreements, is an asset of $603,000. A hypothetical 10% decrease in the fuel prices as of December 31, 2002 would have resulted in a $535,000 decrease in the fair value of the asset.

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

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by Item 11 is included on pages 7, 8, 9, and 10 of the Company's definitive proxy statement dated March 13, 2003, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is included on pages 2, 3, 4, and 5 of the Company's definitive proxy statement dated March 13, 2003, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is included on pages 2, 3, 4, 5, 10, and 11 of the Company's definitive proxy statement dated March 13, 2003 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

         Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic filings with the Securities and Exchange Commission ("SEC"), and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         Subsequent to the date of the evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following financial statements, schedules and exhibits are filed as part of this report:

(a) 1.   Financial Statements
         The following financial statements and related notes are included on pages F-1 through F-27 of this Form 10-K.

         Report of Independent Public Accountants

         Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000

         Consolidated Balance Sheets at December 31, 2002 and 2001

         Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 2002, 2001, and 2000

         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

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

         (10.2) Second Amended and Restated Credit Agreement dated as of May 4, 1999, by and among the Company, as Borrower, Certain Lenders, as signatories thereto, Citicorp Securities, Inc., as Arranger, and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

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

         (21)     Subsidiaries of International Shipholding Corporation

(b) The Company filed a Form 8-K on November 25, 2002, to report the default of a loan payment of one of the Company's customers that charters its coal carrier.

(c) The Index of Exhibits and required Exhibits are included following the certifications beginning at page 30 of this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           INTERNATIONAL SHIPHOLDING CORPORATION
                                       (REGISTRANT)



March 12, 2003             By /s/ Gary L. Ferguson
                             ----------------------------
                             Gary L. Ferguson
                             Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)




March 12, 2003             By /s/ Niels W. Johnsen
                              -------------------------------------
                              Niels W. Johnsen
                              Chairman of the Board, Director and
                              Chief Executive Officer



March 12, 2003             By /s/ Erik F. Johnsen
                              -------------------------------------
                              Erik F. Johnsen
                              President and Director



March 12, 2003             By /s/ Niels M. Johnsen
                              -------------------------------------
                              Niels M. Johnsen
                              Executive Vice President and Director



March 12, 2003             By /s/ Erik L. Johnsen
                              -------------------------------------
                              Erik L. Johnsen
                              Executive Vice President and Director



March 12, 2003             By /s/ Harold S. Grehan, Jr.
                              -------------------------------------
                              Harold S. Grehan, Jr.
                              Director



March 12, 2003             By /s/ Raymond V. O'Brien, Jr
                              -------------------------------------
                              Raymond V. O'Brien, Jr.
                              Director

March 12, 2003             By /s/ Edwin Lupberger
                              -------------------------------------
                              Edwin Lupberger
                              Director



March 12, 2003             By /s/ Edward K. Trowbridge
                              -------------------------------------
                              Edward K. Trowbridge
                              Director



March 12, 2003             By /s/ Gary L. Ferguson
                              -------------------------------------
                              Gary L. Ferguson
                              Vice President and Chief Financial Officer



March 12, 2003             By /s/ Manny G. Estrada
                              -------------------------------------
                              Manny G. Estrada
                              Vice President and Controller

                                  CERTIFICATION

I, Niels W. Johnsen, certify that:

1. I have reviewed this annual report on Form 10-K of International Shipholding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 12, 2003



/s/ Niels W. Johnsen
--------------------------------------------------------------
Niels W. Johnsen
Chairman of the Board of Directors and Chief Executive Officer
International Shipholding Corporation

                                  CERTIFICATION

I, Gary L. Ferguson, certify that:

1. I have reviewed this annual report on Form 10-K of International Shipholding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 12, 2003



/s/ Gary L. Ferguson
------------------------------------------
Gary L. Ferguson
Vice President and Chief Financial Officer
International Shipholding Corporation

                                  EXHIBIT INDEX

Exhibit
Number
--------
(3) Restated Certificate of Incorporation, as amended, and By-Laws of the Registrant (filed with the Securities and Exchange Commission as
         Exhibit 3 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference).

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

(21)     Subsidiaries of International Shipholding Corporation

                         INDEX OF FINANCIAL STATEMENTS

Report of Independent Auditors...............................................................................F-2

Consolidated Statements of Income for the years ended
   December 31, 2002, 2001, and 2000.........................................................................F-3

Consolidated Balance Sheets at December 31, 2002 and 2001....................................................F-4

Consolidated Statements of Changes in Stockholders' Investment
   for the years ended December 31, 2002, 2001 and 2000......................................................F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2002, 2001, and 2000.........................................................................F-7

Notes to Consolidated Financial Statements...................................................................F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the accompanying consolidated balance sheet of International Shipholding Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' investment and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of International Shipholding Corporation as of December 31, 2001 and for the two years in the period then ended were audited by other auditors who have ceased operations and whose report dated January 11, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Shipholding Corporation and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of International Shipholding Corporation as of December 31, 2001 and for the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note K, the Company has changed the composition of reportable segments in 2002 and the 2001 financial statements have been revised to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to revise the disclosures of reportable segments reflected in the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                                     /s/ Ernst & Young LLP

New Orleans, Louisiana
January 17, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with International Shipholding Corporation's filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 31, 2002.

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

                                                 /s/  Arthur Andersen LLP

New Orleans, Louisiana
January 11, 2002



                                      F-2A

                     INTERNATIONAL SHIPHOLDING CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  (All Amounts in Thousands Except Share Data)

                                                                           Year Ended December 31,
                                                                     2002           2001           2000
                                                                   ---------      ---------      ---------
Revenues                                                           $ 215,884      $ 289,911      $ 342,388
Subsidy Revenue                                                       11,528         14,459         14,717
                                                                   ---------      ---------      ---------
                                                                     227,412        304,370        357,105
                                                                   ---------      ---------      ---------

Operating Expenses:
    Voyage Expenses                                                  177,836        246,180        268,857
    Vessel and Barge Depreciation                                     19,140         30,960         38,773
    Impairment Loss                                                      (66)        81,038             --
                                                                   ---------      ---------      ---------

Gross Voyage Profit (Loss)                                            30,502        (53,808)        49,475
                                                                   ---------      ---------      ---------

Administrative and General Expenses                                   15,734         23,578         22,871
Gain on Sale of Vessels and Other Assets                                (557)        (3,501)        (5,911)
                                                                   ---------      ---------      ---------

Operating Income (Loss)                                               15,325        (73,885)        32,515
                                                                   ---------      ---------      ---------

Interest and Other:
    Interest Expense                                                  17,706         26,737         33,764
    Impairment Loss on Investment                                        598             --             --
    Investment Income                                                   (656)        (1,157)        (2,118)
    Other Income                                                      (1,498)            --             --
                                                                   ---------      ---------      ---------
                                                                      16,150         25,580         31,646
                                                                   ---------      ---------      ---------
(Loss) Income Before (Benefit) Provision for Income Taxes,
 Equity in Net Income (Loss) of Unconsolidated Entities,
 and Extraordinary Item                                                 (825)       (99,465)           869
                                                                   ---------      ---------      ---------

(Benefit) Provision for Income Taxes:
    Current                                                               --             47          2,212
    Deferred                                                            (193)       (34,698)        (1,667)
    State                                                                101             83            102
                                                                   ---------      ---------      ---------
                                                                         (92)       (34,568)           647
                                                                   ---------      ---------      ---------

Equity in Net Income (Loss) of Unconsolidated
 Entities (Net of Applicable Taxes)                                      555            463            (74)
                                                                   ---------      ---------      ---------

(Loss) Income Before Extraordinary Item                                 (178)       (64,434)           148
                                                                   ---------      ---------      ---------

Extraordinary Gain on Early Extinguishment of Debt
 (Net of Income Tax Provision of $22, $8
 and $370, Respectively)                                                  42             15            688
                                                                   ---------      ---------      ---------

Net (Loss) Income                                                  $    (136)     $ (64,419)     $     836
                                                                   =========      =========      =========

Basic and Diluted (Loss) Earnings Per Share:
    (Loss) Income Before Extraordinary Item                        $   (0.03)     $  (10.59)     $    0.03
    Extraordinary Gain                                                  0.01             --           0.11
                                                                   ---------      ---------      ---------
    Net (Loss) Income                                              $   (0.02)     $  (10.59)     $    0.14
                                                                   =========      =========      =========

        The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           (All Amounts in Thousands)

                                                                     DECEMBER 31,   December 31,
                                                                         2002           2001
                                                                     ------------   ------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                                           $   3,529      $  18,811
   Restricted Cash                                                         8,096          7,529
   Marketable Securities                                                   2,211          3,059
   Accounts Receivable, Net of Allowance for Doubtful Accounts
     of $332 and $603 in 2002 and 2001, Respectively:
        Traffic                                                           16,341         24,979
        Agents'                                                            4,343          2,873
        Claims and Other                                                  10,759         15,289
   Federal Income Taxes Receivable                                         5,755            100
   Deferred Income Taxes                                                     576          1,419
   Net Investment in Direct Financing Lease                                1,944          1,774
   Other Current Assets                                                    4,861          4,590
   Material and Supplies Inventory, at Lower of Cost or Market             3,492          2,932
   Current Assets Held for Disposal                                        2,762          5,022
                                                                       ---------      ---------
Total Current Assets                                                      64,669         88,377
                                                                       ---------      ---------

Assets Held for Disposal                                                      --          9,916
                                                                       ---------      ---------

Marketable Equity Securities                                                 200             88
                                                                       ---------      ---------

Investment in Unconsolidated Entities                                      8,251          7,857
                                                                       ---------      ---------

Net Investment in Direct Financing Lease                                  51,264         53,209
                                                                       ---------      ---------

Vessels, Property, and Other Equipment, at Cost:
   Vessels and Barges                                                    336,755        333,037
   Other Equipment                                                         5,507          4,709
   Terminal Facilities                                                       336         13,460
   Land                                                                       --          1,038
   Furniture and Equipment                                                 9,042         12,099
                                                                       ---------      ---------
                                                                         351,640        364,343
Less -  Accumulated Depreciation                                        (110,535)      (106,010)
                                                                       ---------      ---------
                                                                         241,105        258,333
                                                                       ---------      ---------

Other Assets:
   Deferred Charges, Net of Accumulated Amortization
     of $13,572 and $16,580 in 2002 and 2001, Respectively                14,628         14,240
   Acquired Contract Costs, Net of Accumulated Amortization
     of $19,976 and $18,520 in 2002 and 2001, Respectively                10,550         12,006
   Due from Related Parties                                                2,609            611
   Other                                                                  13,476         17,085
                                                                       ---------      ---------
                                                                          41,263         43,942
                                                                       ---------      ---------

                                                                       $ 406,752      $ 461,722
                                                                       =========      =========

        The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                  (All Amounts in Thousands Except Share Data)

                                                                                        DECEMBER 31,  December 31,
                                                                                            2002          2001
                                                                                        ------------  ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
   Current Maturities of Long-Term Debt                                                   $ 21,362         $ 15,346
   Accounts Payable and Accrued Liabilities                                                 34,252           40,970
   Current Maturities of Capital Lease Obligations on Assets Held for Disposal                  --            5,241
                                                                                          --------         --------
Total Current Liabilities                                                                   55,614           61,557
                                                                                          --------         --------

Billings in Excess of Income Earned and Expenses Incurred                                    1,207            1,765
                                                                                          --------         --------

Long-Term Capital Lease Obligations on Assets Held for Disposal,
   Less Current Maturities                                                                      --            9,795
                                                                                          --------         --------

Long-Term Debt, Less Current Maturities                                                    192,297          230,481
                                                                                          --------         --------

Other Long-Term Liabilities:
   Deferred Income Taxes                                                                    14,358            9,709
   Claims and Other                                                                         28,049           33,510
                                                                                          --------         --------
                                                                                            42,407           43,219
                                                                                          --------         --------
Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock, $1.00 Par Value, 10,000,000 Shares
      Authorized, 6,756,330 Shares Issued at
      December 31, 2002 and 2001                                                             6,756            6,756
   Additional Paid-In Capital                                                               54,450           54,450
   Retained Earnings                                                                        64,439           64,575
   Less - 673,443 Shares of Common Stock in Treasury,
      at Cost, at December 31, 2002 and 2001                                                (8,704)          (8,704)
   Accumulated Other Comprehensive Loss                                                     (1,714)          (2,172)
                                                                                          --------         --------
                                                                                           115,227          114,905
                                                                                          --------         --------

                                                                                          $406,752         $461,722
                                                                                          ========         ========

        The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                           (All Amounts in Thousands)

                                                                                                    Accumulated
                                                              Additional                               Other
                                                   Common      Paid-In     Retained     Treasury   Comprehensive
                                                   Stock       Capital     Earnings       Stock    Income (Loss)     Total
                                                   ------     ----------   --------     --------   -------------   ---------
Balance at December 31, 1999                       $6,756      $54,450     $130,440      ($8,654)     ($  508)     $ 182,484

Comprehensive Income:

    Net Income for Year Ended
     December 31, 2000                                 --           --          836           --           --            836

    Other Comprehensive Loss:
      Unrealized Holding Loss on
        Marketable Securities,
        Net of Deferred Taxes of ($117)                --           --           --           --         (217)          (217)
                                                                                                                   ---------

Total Comprehensive Income                                                                                               619

Treasury Stock                                         --           --           --          (50)          --            (50)

Cash Dividends                                         --           --       (1,521)          --           --         (1,521)
                                                   ------      -------     --------      -------      -------      ---------

Balance at December 31, 2000                       $6,756      $54,450     $129,755      $(8,704)     $  (725)     $ 181,532
                                                   ------      -------     --------      -------      -------      ---------

Comprehensive Loss:

    Net Loss for Year Ended
     December 31, 2001                                 --           --      (64,419)          --           --        (64,419)

    Other Comprehensive Income (Loss):
    Unrealized Holding Loss on
     Marketable Securities,
     Net of Deferred Taxes of ($76)                    --           --           --           --         (144)          (144)

    Cumulative Effect of Adoption
     of SFAS No.133, Net of Deferred
     Taxes of $135, on January 1, 2001                                                                    250            250

    Unrealized Holding Loss on
     Derivatives, Net of Deferred
     Taxes of ($836)                                   --           --           --           --       (1,553)        (1,553)
                                                                                                                   ---------

Total Comprehensive Loss                                                                                             (65,866)

Cash Dividends                                         --           --         (761)          --           --           (761)
                                                   ------      -------     --------      -------      -------      ---------

Balance at December 31, 2001                       $6,756      $54,450     $ 64,575      $(8,704)     $(2,172)     $ 114,905
                                                   ------      -------     --------      -------      -------      ---------

COMPREHENSIVE INCOME:

    NET LOSS FOR YEAR ENDED
     DECEMBER 31, 2002                                 --           --         (136)          --           --           (136)

    OTHER COMPREHENSIVE INCOME (LOSS):
     UNREALIZED HOLDING LOSS ON
      MARKETABLE SECURITIES,
      NET OF DEFERRED TAXES OF ($194)                  --           --           --           --         (362)          (362)

    RECOGNITION OF UNREALIZED HOLDING LOSS
     ON MARKETABLE SECURITIES, NET OF                  --           --           --           --          461            461
     DEFERRED TAXES OF $248

    UNREALIZED HOLDING GAIN ON
     DERIVATIVES, NET OF DEFERRED
     TAXES OF $193                                     --           --           --           --          359            359
                                                                                                                   ---------

TOTAL COMPREHENSIVE INCOME                                                                                               322
                                                   ------      -------     --------      -------      -------      ---------

BALANCE AT DECEMBER 31, 2002                       $6,756      $54,450     $ 64,439      $(8,704)     $(1,714)     $ 115,227
                                                   ======      =======     ========      =======      =======      =========

        The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All Amounts in Thousands)

                                                                               Year Ended December 31,
                                                                         2002           2001           2000
                                                                       ---------      ---------      ---------

Cash Flows from Operating Activities:
  Net (Loss) Income                                                    $    (136)     $ (64,419)     $     836
  Adjustments to Reconcile Net (Loss) Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                                         20,123         32,580         41,716
     Amortization of Deferred Charges and Other Assets                     7,994         11,311         18,002
     Benefit for Deferred Income Taxes                                      (193)       (34,698)        (1,667)
     Equity in Net (Income) Loss of Unconsolidated Entities                 (555)          (463)            74
     Gain on Sale of Vessels and Other Assets                               (557)        (3,501)        (5,868)
     Impairment Loss                                                         (66)        81,038             --
     Impairment Loss on Investment                                           598             --             --
     Extraordinary Gain                                                      (42)           (15)          (688)
   Changes in:
     Accounts Receivable                                                  13,188         20,763         (1,898)
     Inventories and Other Current Assets                                    954          3,790         (1,213)
     Other Assets                                                          8,485         (5,493)         3,595
     Accounts Payable and Accrued Liabilities                            (15,054)       (13,851)          (117)
     Federal Income Taxes Payable                                           (564)           982           (586)
     Billings in Excess of Income Earned and Expenses Incurred              (558)        (4,109)           379
     Other Long-Term Liabilities                                          (6,823)        (1,347)        (3,096)
                                                                       ---------      ---------      ---------
Net Cash Provided by Operating Activities                                 26,794         22,568         49,469
                                                                       ---------      ---------      ---------

Cash Flows from Investing Activities:
  Net Investment in Direct Financing Leases                                1,775          2,540          3,482
  Purchase of Vessels and Other Property                                  (8,558)       (40,171)       (34,002)
  Additions to Deferred Charges                                           (2,906)        (7,589)        (8,410)
  Proceeds from Sale of Vessels and Other Property                        18,110        126,011         21,741
  Purchase of and Proceeds from Short Term Investments                       327          2,824          5,021
  Investment in Unconsolidated Entities                                   (2,151)        (3,627)        (1,906)
  Partial Sale of Unconsolidated Entities                                    110             --            511
  Net Increase in Restricted Cash Account                                   (567)        (5,815)        (1,142)
  Other Investing Activities                                                 410             46           (511)
                                                                       ---------      ---------      ---------
Net Cash Provided (Used) by Investing Activities                           6,550         74,219        (15,216)
                                                                       ---------      ---------      ---------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Debt and Capital Lease Obligations            41,500         56,300        137,400
  Repayment of Debt and Capital Lease Obligations                        (89,976)      (148,513)      (174,217)
  Additions to Deferred Financing Charges                                   (264)          (195)          (639)
  Purchase of Treasury Stock                                                  --             --            (50)
  Common Stock Dividends Paid                                                 --           (761)        (1,521)
  Other Financing Activities                                                 114             --          1,877
                                                                       ---------      ---------      ---------
 Net Cash Used by Financing Activities                                   (48,626)       (93,169)       (37,150)
                                                                       ---------      ---------      ---------

 Net (Decrease) Increase in Cash and Cash Equivalents                    (15,282)         3,618         (2,897)
 Cash and Cash Equivalents at Beginning of Year                           18,811         15,193         18,090
                                                                       ---------      ---------      ---------

 Cash and Cash Equivalents at End of Year                              $   3,529      $  18,811      $  15,193
                                                                       =========      =========      =========

        The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
         The accompanying consolidated financial statements include the accounts of International Shipholding Corporation (a Delaware corporation) and its majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated.
         The Company uses the cost method to account for investments in entities in which it holds less than a 20% voting interest and the equity method to account for investments in entities in which it holds a 20% to 50% voting interest and in which the Company cannot exercise significant influence over operating and financial activities.
         Certain reclassifications have been made to the prior period financial information in order to conform to current year presentation.

NATURE OF OPERATIONS
         The Company, through its subsidiaries, operates a diversified fleet of U.S. and international flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium- to long-term charters or contracts. At December 31, 2002, the Company's fleet consisted of 36 ocean-going vessels, 14 Special Purpose barges, 919 LASH (Lighter Aboard SHip) barges, 7 Haul-Away car carrying trucks, and related shoreside handling facilities. The Company's strategy is to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques,
(ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire, or construct vessels to meet the requirements of those charters or contracts, and (iii) secure financing for the vessels predicated primarily on those charter or contract arrangements.

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

VOYAGE REVENUE AND EXPENSE RECOGNITION
         Revenues and expenses relating to voyages are recorded over the duration of the voyage (including all inland moves, for which revenues and expenses are fully recognized upon completion of the mother-vessel voyage). Provisions for loss voyages are recorded when contracts for the voyages are fixed and when losses become apparent for voyages in progress. Voyage revenue and expense recognition requires management to make estimates and assumptions that affect the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SUBSIDY AGREEMENTS
         The Maritime Security Act ("MSA"), which provides for a subsidy program for certain U.S. flag vessels, was signed into law in October of 1996. As of December 31, 2002, the Company's U.S. Flag LASH vessel, four of the Company's Pure Car/Truck Carriers ("PCTCs"), and two vessels operating under a bareboat charter were qualified and received contracts for MSA participation. The MSA provides for annual subsidy payments of $2,100,000 per year per vessel through September 30, 2005. These payments are subject to appropriation each year and are not guaranteed. The Company recognizes subsidy revenue on a monthly basis over the duration of the qualifying contracts.

INVENTORIES
         Inventories are stated at the lower of cost or market. The base-stock method is used for the Company's vessels, and the first-in, first-out ("FIFO") method is used for fuel.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
         The Company considers highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The Company has categorized all marketable securities as available-for-sale. The carrying amount approximates fair value for each of these instruments.

PROPERTY
         For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method. Estimated useful lives of Vessels, Other Equipment, Terminal Facilities, and Furniture and Equipment are as follows:

                                                                Years
                                                                -----
      2 LASH Vessels                                             30
      3 Pure Car/Truck Carriers                                  20
      1 Coal Carrier                                             15
      6 Other Vessels *                                          25
      Other Equipment                                          3-12
      Terminal Facilities                                      5-10
      Furniture and Equipment                                  3-10

* Includes one Ice Strengthened Multi-Purpose vessel, two Float-On/Float-Off Special Purpose vessels, a Dockship, a Molten Sulphur Carrier, and a Container vessel.

         At December 31, 2002, the Company's fleet of 36 vessels also included
(i) three Roll-On/Roll-Off ("RO/RO") vessels which it operates, (ii) an Ice Strengthened Breakbulk/Multi-Purpose, a Tanker and a Container vessel which it charters in for one of its services, (iii) three PCTCs which it charters in for its Time Charter contracts, (iv) two Container vessels under a bareboat agreement, (v) one LASH vessel which it charters in for its Transatlantic service, (vi) four Cape-Size Bulk Carriers in which the Company owns a 12.5% interest, and (vii) seven Cement Carriers and one Ice Strengthened Bulk Carrier in which the Company owns a 30% interest. The Company, through its 50% ownership in a car transportation truck company, owns seven Haul-Away car carrying trucks.
         Costs of all major property additions and betterments are capitalized. Ordinary maintenance and repair costs are expensed as incurred. Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired. No interest was capitalized in 2002, 2001 or 2000.
         Assets under capital leases were recorded on the consolidated balance sheets under the caption Assets Held for Disposal in 2001. There are no assets under capital leases as of December 31, 2002. (See Note I).
         At December 31, 2002, the Company's fleet also includes 919 LASH barges and 14 Special Purpose barges. The Company groups its LASH barges, excluding those held for disposal, into pools with estimated useful lives corresponding to the remaining useful lives of the vessels with which they are utilized. Major barge refurbishments are capitalized and included in the aforementioned group of barge pools. From time to time, the Company disposes of barges in the ordinary course of business. In these cases, proceeds from the disposition are credited to the remaining net book value of the respective pool and future depreciation charges are adjusted accordingly.
         The Company monitors all of its fixed assets for impairment and performs an impairment analysis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," when triggering events or circumstances indicate a fixed asset may be impaired.

DRYDOCKING COSTS
         The Company defers certain costs related to the drydocking of its vessels. Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years) (See Note J).

DEFERRED FINANCING CHARGES AND ACQUIRED CONTRACT COSTS
         The Company amortizes its deferred financing charges and acquired contract costs on a straight-line basis over the estimated useful lives of the terms of the related financing and contracts (See Note J).

INCOME TAXES
         Deferred income taxes are provided on items of income and expense, which affect taxable income in one period and financial income in another.
         Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation. However, pursuant to existing U.S. Tax Laws, earnings from certain foreign operations are subject to U.S. income taxes (See Note F).

FOREIGN CURRENCY TRANSACTIONS
         Certain of the Company's revenues and expenses are converted into or denominated in foreign currencies, primarily Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso and Indian Rupee. All exchange adjustments are charged or credited to income in the year incurred. Exchange losses of $227,000, and $54,000 and an exchange gain of $483,000 were recognized for the years ended December 31, 2002, 2001, and 2000, respectively.

DIVIDEND POLICY
         The Board of Directors declared and paid dividends of 6.25 cents per share for each quarter in 2000 and for the first and second quarter in 2001. In June of 2001, the Board of Directors elected to suspend future quarterly dividend payments indefinitely as those payments would have exceeded the restricted payments amount as defined in the Company's debt covenants (See Note
C).

NET INCOME PER COMMON SHARE
         Earnings per common share are based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 6,082,887 for the years ended December 31, 2002 and 2001, and 6,082,954 for the year ended December 31, 2000. Basic and diluted weighted average common shares outstanding were the same for each of these years. The effect of 475,000 stock options granted during 1998, which were terminated and reissued in 1999, was anti-dilutive for all periods (See Note
E).

SELF-RETENTION INSURANCE
         The Company maintains reserves for its estimated liability under its self-retention insurance program based on estimates of the eventual claims' settlement costs. The Company establishes reserves for each policy year based on actuarial estimates and maintains reserves at those levels for approximately two years. The Company believes most claims will be reported, or estimates for existing claims will be revised, within this two-year period. Subsequent to this two-year period, self-insurance reserves are adjusted to reflect the Company's current estimate of its loss exposure for the policy year. However, if during this two-year period the Company's estimate of its loss exposure exceeds the actuarial estimate, then additional loss provisions are recorded to increase the self-insurance reserves to the Company's estimate of the eventual claims' settlement cost. The measurement of the Company's exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period. Actual results could differ from those estimates (See Note D).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
         Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in order to consider a derivative instrument as a hedge, (i) the Company must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce the Company's exposure to the applicable risk. If the above criteria are not met, the Company must record the market value of the instrument at the end of each month and recognize a related gain or loss through earnings. If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through Stockholders' Investment in Other Comprehensive Income. The Company recognizes the fair market value of the hedge through earnings at the time of maturity, sale or termination of the hedge.
         The Company adopted SFAS No. 133, as amended, on January 1, 2001, which resulted in a cumulative effect of an accounting change to earnings of $16,000 and an increase in Other Comprehensive Income included in Stockholder's Investment of $385,000. The Company employs interest rate swap agreements, foreign currency contracts, and commodity swap contracts (See Note N).

STOCK-BASED COMPENSATION
         The Company accounts for stock-based compensation using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for employee stock options issued under the Stock Incentive Plan if the exercise price of the options equals the market price of the Company's stock on the date of grant (See Note E).

NEW ACCOUNTING PRONOUNCEMENTS
         In August of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement revised guidance with respect to the process for measuring impairment of long-lived assets. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The reclassification of certain of the Company's assets to Assets Held for Disposal during 2001 was made prior to the Company's adoption of SFAS No. 144. Therefore, these assets continued to be accounted for under SFAS No. 121 until final disposal. The Company adopted SFAS No. 144 on January 1, 2002, which had no material impact on the Company's financial statements.

         In April of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in APB Opinion No. 30. The Company adopted SFAS No. 145 effective January 1, 2003, and is required to reclassify gains and losses on early extinguishment of debt reported in prior period income statements as those amounts will no longer qualify for extraordinary treatment under SFAS No. 145. The Company reported extraordinary gains related to early extinguishment of debt of $42,000, $15,000 and $688,000, net of taxes, for the years ended December 31, 2002, 2001, and 2000, respectively. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position.
         In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS No. 146 will have a material effect on its financial position.

NOTE  B - PROPERTY

         In June of 2001, the Company adopted a plan to separate the LASH service (the LINER SERVICES segment), its Cape-Size Bulk Carrier (the TIME CHARTER CONTRACTS segment), and certain Special Purpose barges (the OTHER segment) from the balance of its operations and dispose of these assets. The past several years have reflected a downward trend in the LINER SERVICES segment as a result of higher operating cost, disruptions in service due to unplanned maintenance, and changes in market conditions. In December of 2001, the Company reclassified its Foreign Flag LASH Service assets, which are comprised of two LASH vessels, one Dockship, and a certain number of LASH barges, as assets held for use as a result of extended cargo commitments from a major shipper.
         During the second quarter of 2002, the Company announced that it was reviewing the possibility of reactivating a U.S. flag service between the U.S. Gulf and South Asia due to several changes in circumstances that have occurred since the Company's decision in the second quarter of 2001 to suspend the previous service. The Company believes that an adequate cargo volume to the service area for shipment on U.S. Flag vessels will be maintained. As a result, the Company has recommissioned one of its foreign flag LASH vessels, which had been idle and scheduled for disposal, together with a certain number of LASH barges. After its upgrade, the foreign flag vessel entered the Company's Foreign Flag LASH Liner Service in November of 2002, replacing one of the vessels operating in that service. The replaced vessel transferred to U.S. Flag for use in the renewed U.S. Flag LASH Liner Service, which commenced operation in November of 2002.
         During 2001, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" issued by the FASB, the Company recognized an impairment loss of $81,038,000 comprised of $60,553,000 on the U.S. Flag LASH service, one Cape-Size Bulk Carrier, and 28 Special Purpose barges; $18,130,000 on its Foreign Flag LASH service; and $2,355,000 on one of its LASH vessels that was sold while held for disposal. This vessel completed its commitment under charter with the U.S. Military Sealift Command ("MSC"), reached the end of its economic life, and was sold for scrap. The impairment loss on the assets was measured as the amount by which the carrying value of the asset exceeded its fair value. The fair value of the Foreign Flag LASH service assets was estimated by determining the present value of its expected future cash flows using a discount rate believed to be commensurate with the Company's borrowing rate. The fair value of the U.S. Flag LASH service assets was estimated by determining the scrap value per lightweight ton.
         During 2001, the Company sold its Cape-Size Bulk Carrier and 77 LASH barges. During 2002, the Company sold four U.S. flag LASH vessels, its FLASH unit, 803 LASH barges, and 14 Special Purposes Barges and recognized a net gain of $66,000 on the sale of these assets. The Company is still in the process of disposing of 19 LASH barges, which are not needed for current operations, and the remainder of the Special Purpose barges. These assets are included in the Company's balance sheet as Current Assets Held for Disposal.
         The Company owns a coal transfer terminal facility, which it operated for use with a coal transportation contract that terminated in December of 1998. Upon termination of the contract, the Company sought various business options that would utilize the coal transfer terminal facility. In September of 2002, the Company decided to place the terminal facility and land up for sale and accordingly reclassified these assets to Current Assets Held for Disposal. Based on an appraisal of the terminal facility and land, the Company determined that the fair value of these assets exceeded the net book value. Therefore, no impairment loss was recognized upon reclassification of these assets.

         During 2002, the Company recognized a net gain on sale of assets of $557,000 primarily from a gain of $500,000 on the sale of certain contract rights that were no longer beneficial to the Company and a gain of $57,000 on the sale of other assets no longer needed for operations.
         During 2001, the Company recognized a net gain of $3,501,000 including a gain of $4,485,000 on the sale of one of the Company's PCTCs, which was replaced by a newer and larger PCTC, a gain of $464,000 on the sale of tugboats, and a gain of $930,000 on the sale of other assets no longer needed for operations, offset by a loss of $2,378,000 on two of the Company's LASH vessels, which completed their commitment under charter with the MSC and were no longer needed for operations.
         During 2000, the Company recognized a net gain of $5,911,000 primarily including a gain of $6,063,000 on the sale of one of the Company's PCTCs, which was replaced by a newer and larger PCTC, and a gain of $600,000 on the sale of tugboats no longer needed for operations, offset by the loss of approximately $1,000,000 on the sale of one of the Company's LASH vessels no longer needed for operations.

NOTE C - LONG-TERM DEBT

                                                                                           (All Amounts in Thousands)
                                                         Interest Rate                         Total Principal Due
                                                 DECEMBER 31,    December 31,   Maturity   DECEMBER 31,    December 31,
Description                                          2002           2001          Date         2002            2001
                                                 ------------    ------------   --------   ------------    ------------

Unsecured Senior Notes -
     Fixed Rate                                       7.75%       7.75-9.00%      2007       $ 81,914        $121,508
Fixed Rate Notes Payable                              6.70%            6.70%      2008         19,526          24,067
Variable Rate Notes Payable:
                                                      4.13%             N/A       2006         11,000              --
                                                    3.3125%             N/A       2007          9,500              --
                                                    3.4375%            3.15%      2009         35,485          38,775
                                                      2.40%            2.90%      2010         17,733          19,600
                                                     2.915%          4.6375%      2011         24,750          27,500
U.S. Government Guaranteed
     Ship Financing Notes and
     Bonds - Fixed Rate                               8.30%            8.30%      2009         11,479          14,377
Promissory Note                                        N/A              N/A       2003          1,272              --
Line of Credit                                        2.98%             N/A       2004          1,000              --
                                                                                             --------        --------
                                                                                             $213,659        $245,827
Less Current Maturities                                                                       (21,362)        (15,346)
                                                                                             --------        --------
                                                                                             $192,297        $230,481
                                                                                             ========        ========

         During 2002, the Company retired the remaining $39,085,000 of 9% Senior Notes due 2003 at a slight discount and retired $1,052,000 of the 7 3/4% Senior Notes at a discount. During 2001, the Company retired $3,105,000 of the 9% Senior Notes at a slight discount. Upon retirement of this indebtedness, the Company recorded an Extraordinary Gain on Early Extinguishment of Debt for the years ended December 31, 2002 and 2001 of approximately $42,000 and $15,000, net of taxes, respectively.

         The aggregate principal payments required as of December 31, 2002, for each of the next five years are $21,362,000 in 2003, $20,043,000 in 2004,
$19,809,000 in 2005, $18,496,000 in 2006, and $95,448,000 in 2007 primarily due to the maturity of the Company's 7 3/4% Senior Notes. The Company has seven vessels and 318 LASH barges, with a net book value totaling $225,496,000, mortgaged under certain of the Company's debt agreements. Additional collateral includes a security interest in certain operating contracts and receivables. The remaining indebtedness of the Company is unsecured. Most of these agreements, among other things, impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit the Company from incurring, without prior written consent, additional debt or lease obligations, except as defined. The Company has consistently met the minimum working capital and net worth requirements, and has not exceeded the leverage requirement during the period covered by the agreements, once amended effective June of 2001 and March of 2002, and is in compliance with these requirements as of December 31, 2002. The Company believes it will be able to meet its more restrictive financial covenants that become effective in 2003. Management is closely monitoring the results of the first quarter of 2003 in order to maintain continued compliance, which may include the possibility of reaching agreements with various lending institutions to further amend the various debt covenants for the year 2003.
         The most restrictive of the Company's credit agreements prohibit the declaration or payment of dividends unless (1) the total of (a) all dividends paid, distributions on, or other payments made with respect to the Company's capital stock during the period beginning January 1, 1999, and ending on the date of dividend declaration or other payment and (b) all investments other than Qualified Investments (as defined) of the Company and certain designated subsidiaries do not exceed the sum of $10,000,000 plus 50% (or, in case of a loss, minus 100%) of the Company's consolidated net income during the period described above plus the net cash proceeds received from the issuance of common stock by the Company during the above period, and (2) no default or event of default has occurred.
         Certain of the Company's loan agreements also restrict the ability of the Company's subsidiaries to make dividend payments, loans, or advances, the most restrictive of which contain covenants that prohibit payments of dividends, loans, or advances to the Company from Sulphur Carriers, Inc., a wholly-owned subsidiary of the Company, unless certain financial ratios are maintained. As long as these ratios are maintained, there is no restriction on loans or advances to the Company from that subsidiary, but dividends are restricted to 40% of undistributed earnings. Certain other loan agreements restrict the ability of the Company's subsidiaries to dispose of assets to such a degree that the remaining assets' book values are less than the value of the collateralized assets. The Company has consistently remained in compliance with these loan agreements.

         The amounts of potentially restricted net assets were as follows:

                                                                 (All Amounts in Thousands)
                                                               DECEMBER 31,       December 31,
                                                                   2002               2001
                                                               ------------       ------------
                 Enterprise Ship Company                         $ 45,385           $ 50,805
                 Sulphur Carriers, Inc.                            21,588             32,699
                                                                 --------           --------
                       Total Restricted Net Assets               $ 66,973           $ 83,504
                                                                 ========           ========

         At December 31, 2002 and 2001, the Company had available a line of credit totaling $10,000,000 used to meet short-term requirements when fluctuations occur in working capital. As of December 31, 2002, the balance outstanding on this line of credit was $1,000,000. As of December 31, 2001, the Company had no balance outstanding on this line of credit.
         Under certain of the above described loan agreements, deposits are made into bank retention accounts to meet the requirements of the applicable agreements. These escrowed amounts totaled $513,000 at December 31, 2002 and 2001 and are included in Restricted Cash. Additionally, under certain operating lease agreements of one of the Company's subsidiaries, deposits were made into bank reserve accounts to meet the requirements of the lease agreements. The owner of the vessels has the ability to draw on these amounts to cover operating lease payments if such payments become overdue. The escrow amounts totaled $6,640,000 and $6,340,000 at December 31, 2002 and 2001, respectively, and are included in Restricted Cash. The remaining amounts in Restricted Cash on the Company's Consolidated Balance Sheets are comprised of deposits required to meet minimum working capital commitments of the Company's 12.5% interest in the bulk carrier companies, and deposits representing performance bonds required on certain of the Company's commodity swap agreements.

NOTE  D - SELF-RETENTION INSURANCE

         Due to the effect of the events of September 11, 2001, on the reinsurance market, along with the discontinuation of the U.S. Flag LASH Liner service, the Company revised its self-retention insurance program for the policy year beginning June 27, 2002. Under the revised insurance program, the Company is self-insured for Hull and Machinery claims between $150,000 and $1,000,000 and Loss of Hire claims in excess of 14 days up to an aggregate stop loss amount of $2,000,000. If the aggregate claim amounts exceed $2,000,000, the Hull & Machinery deductible reverts to $150,000 for each claim and the Loss of Hire claim level remains at 14 days. Protection and Indemnity claims are not included in the revised self-retention insurance program, and the Company has obtained third party insurance coverage for these claims with a deductible level of $25,000 per incident for all vessels. The independent actuarial estimates of the Company's self-insurance exposure are approximately $760,000 below the aggregate $2,000,000 stop loss amount for the policy year beginning June 27, 2002.
         For prior policy years, the Company is self-insured for most Personal Injury and Cargo claims under $1,000,000, for Hull & Machinery claims under $2,500,000, and for claims for Loss of Hire under 60 days. The Company maintained insurance for individual claims over the above levels and maintained Stop Loss insurance to cover aggregate claims between those levels and the primary deductible levels. Primary deductibles per incident were $25,000 for Hull, Personal Injury, and Cargo, $1,000 for LASH barges, and 10 days for Loss of Hire. The Company is responsible for all claims under the primary deductibles. Under the Stop Loss insurance, claim costs between the primary deductible and $1,000,000 and $2,500,000, as applicable, are the responsibility of the Company until the aggregate Stop Loss amount is met. The aggregate annual Stop Loss, excluding primary deductibles, is $6,000,000 for the policy years ending June 26, 2002 and 2001. After the Company has retained the aggregate amounts, all additional claims up to an additional aggregate amount of $6,000,000 are recoverable from underwriters. The Company is reserved at its maximum stop loss level of $6,000,000 for these policy years.
         The current portions of the liabilities for self-insurance exposure were $6,657,000 and $7,884,000 at December 31, 2002 and 2001, respectively, and the noncurrent portions of these liabilities were $433,000 and $2,483,000 at December 31, 2002 and 2001, respectively.

NOTE E - EMPLOYEE BENEFIT PLANS

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

                                                                Pension Plan               Postretirement Benefits
                                                        -----------------------------    ---------------------------
(All Amounts in Thousands)                              DECEMBER 31,     December 31,    DECEMBER 31,   December 31,
                                                            2002             2001            2002           2001
                                                        ------------     ------------    ------------   ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                   $ 18,226         $ 17,129         $9,043         $7,943
Service cost                                                   511              556             60            104
Interest cost                                                1,160            1,274            593            622
Actuarial (gain) loss                                         (591)           1,008             34            995
Benefits paid                                                 (934)            (819)          (706)          (628)
Curtailments & special termination benefits                     --             (894)            --              7
Expenses paid                                                   --              (28)            --             --
                                                          --------         --------        -------        -------
Benefit obligation at end of year                           18,372           18,226          9,024          9,043
                                                          --------         --------        -------        -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year              16,669           16,707             --             --
Actual loss on plan assets                                  (1,295)            (186)            --             --
Employer contribution                                        1,095              995            706            628
Benefits paid                                                 (934)            (819)          (706)          (628)
Expenses paid                                                   --              (28)            --             --
                                                          --------         --------        -------        -------
Fair value of plan assets at end of year                    15,535           16,669             --             --
                                                          --------         --------        -------        -------
Funded status                                               (2,837)          (1,558)        (9,024)        (9,043)
Unrecognized net actuarial loss                              4,139            2,122          1,629          1,608
Unrecognized prior service cost                                 15               23             --             --
                                                          --------         --------        -------        -------
Prepaid (accrued) benefit cost                            $  1,317         $    587        $(7,395)       $(7,435)
                                                          ========         ========        =======        =======

                                                                           Pension Plan              Postretirement Benefits
                                                                   -----------------------------   --------------------------
(All Amounts in Thousands)                                         DECEMBER 31,     December 31,   DECEMBER 31,  December 31,
                                                                       2002             2001           2002          2001
                                                                   ------------     ------------   ------------  ------------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                                          6.75%            7.25%          6.75%         7.25%
Expected return on plan assets                                         8.00%            8.00%           N/A           N/A
Rate of compensation increase                                          5.50%            5.50%           N/A           N/A

                                                                For the year ended December 31,    For the year ended December 31,
                                                                     2002             2001               2002          2001
                                                                -----------         -----------    -----------        ------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                       $    511         $    556             $  60        $ 104
Interest cost                                                         1,160            1,274               593          622
Actual return on plan assets                                          1,295              186                --           --
Amortization of prior service cost                                        8               10                --           --
Amortization of unrecognized net actuarial (gain) loss               (2,608)          (1,489)               13           46
Curtailments & special termination benefits                              --               87                --            7
                                                                   --------         --------             -----        -----
Net periodic benefit cost                                          $    366         $    624             $ 666        $ 779
                                                                   ========         ========             =====        =====

         For measurement purposes, the health and dental care cost trend rate for employees under 65 was assumed to be 9.0% for 2002, decreasing steadily by ..50% per year over the next eight years to a long-term rate of 5%. The health and dental care cost trend rate for employees over 65 was assumed to be 11%, decreasing steadily by .50% per year over the next twelve years to a long-term rate of 5%. A one percent change in the assumed health care cost trend rates would have the following effects:

  (All Amounts in Thousands)                                                       1% Increase     1% Decrease
                                                                                   -----------     -----------
Change in total service and interest cost components
  for the year ended December 31, 2002                                                $  62           $ (52)
Change in postretirement benefit obligation as of December 31, 2002                     932            (791)

         Crew members on the Company's U.S. flag vessels belong to union-sponsored pension plans. The Company contributed approximately $1,440,000, $1,712,000, and $2,066,000 to these plans for the years ended
December 31, 2002, 2001, and 2000, respectively. These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members. Information from the plans' administrators is not available to permit the Company to determine whether there may be unfunded vested benefits.
         The Company continues to evaluate ways in which it can better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of reported obligation and annual expense.

401(K) SAVINGS PLAN

         The Company provides a 401(k) tax-deferred savings plan to all full-time employees who have completed at least 1,000 hours of service. The Company matches 50% of the employee's first $2,000 contributed to the plan annually. The Company contributed $171,000, $156,000, and $103,000 to the plan for the years ended December 31, 2002, 2001, and 2000, respectively.

STOCK INCENTIVE PLAN
         In April of 1998, the Company established a stock-based compensation plan, the Stock Incentive Plan (the "Plan"). The purpose of the Plan is to increase shareholder value and to advance the interest of the Company by furnishing a variety of economic incentives designed to attract, retain, and motivate key employees and officers and to strengthen the mutuality of interests between such employees, officers, and the Company's shareholders. Incentives consist of opportunities to purchase or receive shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, or other stock-based awards. Under the Plan, the Company may grant incentives to its eligible Plan participants for up to 650,000 shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date of grant. In April of 1998, options to purchase 475,000 shares of common stock were granted to certain qualified participants at an exercise price of $17.1875 per share. In July of 1999, these options were terminated and reissued at an exercise price of $14.125 per share. The stock options are due to expire on April 14, 2008. All options vested immediately upon the grant date and were exercisable at December 31, 2002. No options were granted, exercised or forfeited during 2002, 2001, or 2000.
         The Company accounts for stock-based compensation in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized for employee options granted under the Plan. If the Company had determined compensation cost for the Plan based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the years ended December 31, 2002, 2001, and 2000 would have agreed to the actual amounts reported since no stock options were granted for these years.

LIFE INSURANCE
         The Company has agreements with the Chairman and President of the Company whereby their estates will be paid approximately $822,000 and $626,000, respectively upon death. The Company reserved amounts to fund a portion of these death benefits which amounted to $1,000,000 and holds an insurance policy which covers the remainder. The cash surrender value of the insurance policy was approximately $140,000 and $137,000 as of December 31, 2002 and 2001, respectively.

NOTE F - INCOME TAXES

         The Federal income tax returns of the Company are filed on a consolidated basis and include the results of operations of its wholly-owned U.S. subsidiaries. Pursuant to the Tax Reform Act of 1986, the (losses) earnings of foreign subsidiaries, which were ($606,000) in 2002, $791,000 in 2001, and $1,644,000 in 2000, are also included.
         Prior to 1987, deferred income taxes were not provided on undistributed foreign earnings of $6,689,000, all of which are expected to remain invested abroad indefinitely. In accordance with the Tax Reform Act of 1986, commencing in 1987 shipping income, as defined under the U.S. Subpart F income tax provisions, generated from profitable controlled foreign subsidiaries are subject to Federal income taxes.
         Components of the net deferred tax liability/(asset) are as follows:

                                                          DECEMBER 31,     December 31,
(All Amounts in Thousands)                                    2002             2001
                                                          ------------     ------------

Liabilities:
     Fixed Assets                                           $ 24,848         $ 21,527
     Deferred Charges                                          8,634            5,359
     Unterminated Voyage Revenue/Expense                       1,719            1,441
     Intangible Assets                                         3,693            4,202
     Deferred Insurance Premiums                                 982              963
     Deferred Intercompany Transactions                        2,530            2,530
     Other Liabilities                                         1,864            1,795
                                                            --------         --------
Total Liabilities                                             44,270           37,817
                                                            --------         --------
Assets:
     Insurance and Claims Reserve                             (4,353)          (4,234)
     Deferred Intercompany Transactions                       (2,530)          (2,530)
     Post-Retirement Benefits                                 (2,742)          (2,742)
     Alternative Minimum Tax Credit                           (4,507)          (6,391)
     Net Operating Loss Carryforward/
          Unutilized Deficit                                 (10,455)          (8,994)
     Valuation Allowance                                         879              879
     Other Assets                                             (6,780)          (5,515)
                                                            --------         --------
Total Assets                                                 (30,488)         (29,527)
                                                            --------         --------
Total Deferred Tax Liability, Net                           $ 13,782         $  8,290
                                                            ========         ========

         The following is a reconciliation of the U.S. statutory tax rate to the Company's effective tax rate-expense (benefit):

                                                          Year Ended December 31,
                                                      2002         2001         2000
                                                     ------       ------       ------
Statutory Rate                                       (35.00%)     (35.00%)      35.00%
State Income Taxes                                    12.30%        0.10%       11.70%
Other, Primarily Non-deductible Expenditures          11.62%        0.00%       27.70%
                                                     ------       ------       ------
                                                     (11.08%)     (34.90%)      74.40%
                                                     ======       ======       ======

         The Company has available at December 31, 2002, unused operating loss carryforwards of $677,000 and unused foreign deficits of $29,193,000. The operating loss carryforwards will expire in 2007. The unused foreign deficits are available only to offset foreign earnings and do not expire. Realization of this tax asset is dependent upon generating future taxable income from foreign operations. In addition, foreign tax credits of $3,974,000 can only be utilized once the foreign deficit is eliminated. At that time, the credits will have a five-year carry forward prior to expiration. The Company believes that it is more likely than not it will realize these assets from future foreign operations, but there is no guarantee that the Company will be able to do so.
         Foreign income taxes of $754,000, $473,000, and $629,000 are included in the Company's consolidated statements of income in the Provision for Income Taxes for the years ended December 31, 2002, 2001, and 2000, respectively. The Company pays foreign income taxes in Indonesia and Thailand.
         The Company has not recognized a deferred tax liability of $463,000 for undistributed earnings of certain non-U.S. subsidiaries because it considers those earnings to be indefinitely invested abroad. As of December 31, 2002, the undistributed earnings of these subsidiaries were $1,323,000.

NOTE G - TRANSACTIONS WITH RELATED PARTIES

         The Company had receivables outstanding from a related party of $92,000 and $148,000 at December 31, 2002 and 2001, respectively, relating to the sales of subsidiaries to a former employee prior to 2000. These receivables are due by the end of 2003, and the outstanding receivable at December 31, 2002, is included in Other Current Assets. Collections on the total receivable were $55,000 and $74,000 for the years ended December 31, 2002 and 2001, respectively. The payment due in December of 2002 was not received until early January of 2003. Interest income on this receivable is earned at the rate of 6% for the first five years and a variable rate of LIBOR plus 2% thereafter. Interest income amounted to $10,000, $16,000, and $22,000 for the years ended December 31, 2002, 2001, and 2000, respectively.
         A son of the President of the Company and a son of one of the Company's Directors are partners of the legal firm of Jones, Walker, Waechter, Poitevent, Carrere and Denegre, which has been utilized for various legal services since the Company's inception. The Company made payments to the firm totaling approximately $738,000, $1,114,000, and $1,296,000 for the years ended December 31, 2002, 2001, and 2000 respectively. The Company believes these payments represent the fair value of the services rendered.
         During 1998, a wholly-owned subsidiary of the Company, LMS Shipmanagement, Inc. ("LMS"), entered into agreements with Belden Shipping Pte. Ltd. ("Belden") to provide ship management services beginning in 1999, from which revenues earned were approximately $80,000 and $132,000 for the years ended December 31, 2001 and 2000 respectively. In February of 2002, LMS discontinued providing management services to Belden, who has subsequently established its own shipmanagement group. The Company has a 30% interest in Belden and Echelon Shipping, Inc. ("Echelon") (See Note L). The Company acquired a 30.0% interest in Belden Cement Holding, Inc. ("BCH") in 2001 (See Note L). The Company had long-term receivables from Echelon totaling approximately $150,000 as of December 31, 2002 and 2001. The Company had long-term receivables from Belden totaling approximately $21,000 as of December 31, 2001, which was paid off in 2002. The Company had long-term receivables from BCH totaling approximately $2,385,000 and $167,000 as of December 31, 2002 and 2001. These long-term receivables are included in Due from Related Parties.
         The Company had long-term receivables, included in Due from Related Parties, from LMS Manning, Inc. ("LMS Manning") in which it owns a 48.0% interest totaling approximately $55,000 and $82,000 as of December 31, 2002 and 2001, respectively (See Note L). The Company also had long-term receivables, included in Due from Related Parties, from LMS Manila, Inc. ("LMS Manila") in which it owned a 40.0% interest totaling approximately $118,000 as of December 31, 2001. The Company sold its interest in LMS Manila in 2002 and collected full payment on its receivable (See Note L).

NOTE H - COMMITMENTS AND CONTINGENCIES

COMMITMENTS
         As of December 31, 2002, 17 vessels that the Company owns or operates were under various contracts extending beyond 2002 and expiring at various dates through 2019. Certain of these agreements also contain options to extend the contracts beyond their minimum terms.
         The Company's unrestricted subsidiaries, through their 12.5% ownership, guarantee a portion of the outstanding debt of the invested bulk carrier companies. This represents non-recourse debt to International Shipholding Corporation, the parent of the unrestricted subsidiaries. The portion of the outstanding debt that the unrestricted subsidiaries guaranteed at December 31, 2002 and 2001 was $11,000,000 and $7,157,000, respectively. The debt matures at various times ranging from year 2011 to 2013.
         The Company also maintains lines of credit totaling approximately $380,000 to cover standby letters of credit required on certain of the Company's contracts.

CONTINGENCIES
         The Company has been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss. The Company believes that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of the Company's subsidiaries mitigate the Company's exposure.
         In the normal course of its operations, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters. While the Company believes it has meritorious defenses against these claims, management has used significant estimates in determining the Company's potential exposure. Where appropriate, the Company has recorded provisions, included in Other Long-Term Liabilities: Claims and Other, to cover its potential exposure and anticipated recoveries from insurance companies, included in Other Assets. It is reasonably possible that a change in the Company's estimate of its exposure could occur. Although it is difficult to predict the costs of ultimately resolving such issues, the Company does not expect such costs will have a material effect on the Company's financial position or results of operations.

NOTE I - LEASES

DIRECT FINANCING LEASES
         In 1998, the Company entered into a direct financing lease of a foreign flag PCTC that was to expire in 2018. Subsequently in 2001, the Company terminated the direct financing lease when it sold this PCTC and leased it back under an operating lease. The charter under which this vessel is operated was not affected by this transaction. In 1999, the Company entered into another direct financing lease of a foreign flag PCTC expiring in 2019. The schedule of future minimum rentals to be received under this direct financing lease in effect at December 31, 2002, is as follows:

                                                                      Receivables Under
(All Amounts in Thousands)                                             Financing Lease
                                                                      -----------------
Year Ended December 31,
             2003                                                         $  8,431
             2004                                                            8,455
             2005                                                            8,432
             2006                                                            8,431
             2007                                                            8,431
             Thereafter                                                     83,329
                                                                          --------
Total Minimum Lease Payments Receivable                                    125,509
Estimated Residual Value of Leased Property                                  2,051
Less Unearned Income                                                       (74,352)
                                                                          --------
Total Net Investment in Direct Financing Lease                              53,208
    Current Portion                                                         (1,944)
                                                                          --------
Long-Term Net Investment in Direct
    Financing Lease at December 31, 2002                                  $ 51,264
                                                                          ========

CAPITAL LEASES
         The Company entered into sale-leaseback agreements in 1991 and 1992 for a group of the Company's LASH barges. These leases met the required criteria for capital lease treatment and were accounted for as such. The terms of the leases were 12 years. During 2002, the Company purchased the barges thereby terminating the leases.
         During 2000, the Company entered into a sale-leaseback agreement for two of the Company's LASH vessels. The gain on the sale-leaseback was deferred over the life of the lease. The lease met the required criteria for capital lease treatment and was accounted for as such. The term of the lease was 5 years. During 2001, the two vessels were reclassified to Assets Held for Disposal and written down to their estimated fair value. The resulting net loss after recognition of the deferred gain was included in the Impairment Loss on the Company's Consolidated Income Statement for the year ended December 31, 2001. During 2002, the vessels were sold and the related capital lease obligation was paid off.
         Additionally in 2000, the Company entered into a sale-leaseback agreement for one of the Company's PCTCs. At inception, the lease met the required criteria for capital lease treatment and was accounted for as such. Subsequently in December of 2001, the Company renegotiated the lease agreement, and the amended terms of the lease did not meet the required criteria for capital lease treatment. The lease was reclassified to an operating lease effective December 31, 2001, and has been accounted for as such going forward.
         There are no capital leases as of December 31, 2002.

OPERATING LEASES
         During 2000, the Company entered into a sale-leaseback agreement for one of its Ice Strengthened Breakbulk/Multi-Purpose vessels, which is classified as an operating lease. During 2001, the Company entered into two sale-leasebacks covering one of the Company's domestic PCTCs and one of the Company's foreign flag PCTCs. The gains on these sale-leasebacks are being deferred over the lives of the leases. As discussed above, the Company renegotiated its capital lease agreement for one of the Company's domestic PCTCs in December of 2001 and subsequently reclassified the lease to an operating lease. This reclassification resulted in a gain of $5,309,000, which is being deferred over the remaining term life of the lease. During 2002, the Company entered into a sale-leaseback for one of its LASH vessels, which was also classified as an operating lease. The terms of the leases are 5 years for the Breakbulk vessel, 12 years for the domestic PCTC, 15 years for the foreign flag PCTC, 10 years for the domestic PCTC reclassified as an operating lease in 2001, and 5 years for the LASH vessel.
         Most of the operating lease agreements have a fair value renewal option and a fair value purchase option, with the exception of the operating lease for the Breakbulk vessel. Most of these agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit the Company from incurring, without prior written consent, additional debt or lease obligations, except as defined. Certain agreements require escrow deposits (See Note C). The vessels under these leases, with the exception of the LASH vessel, are operated under fixed charter agreements covering the terms of the respective leases. The Company also conducts certain of its operations from leased office facilities and uses certain transportation and other equipment under operating leases expiring at various dates through 2008.
         Rent expense related to operating leases totaled approximately $26,471,000, $18,965,000, and $9,819,000, for the years ended December 31,
2002, 2001, and 2000, respectively. The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2002:

                                               Payments Under Operating Leases
(All Amounts                       Domestic     Foreign      LASH    Container/    Other
in Thousands)           Breakbulk    PCTCs     Flag PCTC    Vessel     Tanker      Leases      Total
                        ------------------------------------------------------------------------------
 Year Ended
December 31,
  2003                   $  940     $ 8,665     $ 6,340     $1,920     $ 5,464     $  843     $ 24,172
  2004                      940       8,665       6,340      1,920       5,464        796       24,125
  2005                      783       8,898       6,340      1,920          --        787       18,728
  2006                       --       9,596       6,340      1,920          --        891       18,747
  2007                       --       9,596       6,340      1,920          --        926       18,782
Thereafter                   --      53,604      53,891         --          --        823      108,318
                        ------------------------------------------------------------------------------

Total Future
Minimum Payments         $2,663     $99,024     $85,591     $9,600     $10,928     $5,066     $212,872
                        ==============================================================================

NOTE J - DEFERRED CHARGES AND ACQUIRED CONTRACT COSTS

         Deferred charges and acquired contract costs are comprised of the following:

                                              DECEMBER 31,    December 31,
         (All Amounts in Thousands)               2002            2001
                                                --------        --------
         Drydocking Costs                       $ 11,414        $ 10,126
         Financing Charges and Other               3,214           4,114
         Acquired Contract Costs                  10,550          12,006
                                                --------        --------
                                                $ 25,178        $ 26,246
                                                ========        ========

         Financing charges are amortized over the life of the applicable debt involved. The Acquired Contract Costs represents the portion of the purchase price paid for Waterman Steamship Corporation applicable primarily to that company's maritime prepositioning ship contract agreements. The Company amortizes the acquired contract cost using the straight-line method over the contract's useful life of twenty-one years from the acquisition date.

NOTE K - SIGNIFICANT OPERATIONS

MAJOR CUSTOMERS
         The Company has several medium- to long-term contracts related to the operations of various vessels (See Note H), from which revenues represent a significant amount of the Company's total revenue. Revenues from the contracts with the MSC were $34,543,000, $36,868,000, and $65,494,000 for the years ended
December 31, 2002, 2001, and 2000, respectively. The drop in revenues from the MSC from 2000 to 2001 is a result of the completion of contracts related to four vessels under contract, which were all sold prior to July of 2001.
         Until early 2002, the Company operated four U.S. flag LASH vessels on a liner service, of which three vessels were subsidized under the MSA (See Note A - "Subsidy Agreements"). These four vessels were sold during 2002. In
November of 2002, the Company began operating one U.S. flag LASH vessel on a subsidized liner service (See Note B). Revenues, including subsidy revenue, from both operations were $19,466,000, $91,595,000, and $120,110,000 for the years ended December 31, 2002, 2001, and 2000, respectively.
         The Company has four U.S. Flag PCTCs, also under the MSA, which carry automobiles from Japan to the United States for a Japanese charterer. Revenues, including subsidy revenue, were $38,566,000, $37,950,000, and $37,800,000 for the years ended December 31, 2002, 2001, and 2000, respectively.
         The Company provides space on its westbound Forest Lines service to several commercial shippers. The westbound cargoes included steel and other metal products, high-grade paper and wood products, and other general cargo. Revenues were $26,306,000, $29,448,000, and $31,316,000 for the years ended
December 31, 2002, 2001, and 2000, respectively.

CONCENTRATIONS
         A significant portion of the Company's traffic receivables is due from contracts with the MSC and transportation of government sponsored cargo. There are no other concentrations of receivables from customers or geographic regions that exceed 10% of stockholders' investment at December 31, 2002 or 2001.
         With only minor exceptions related to personnel aboard certain foreign flag vessels, most of the Company's shipboard personnel are covered by collective bargaining agreements under multiple unions.

GEOGRAPHIC INFORMATION
         The Company has operations in several principal markets, including international service between the U.S. Gulf and East Coast ports and ports in the Middle East, Far East, and northern Europe, and domestic transportation services along the U.S. Gulf and East Coast. Revenues attributable to the major geographic areas of the world are presented in the following table. Revenues for the TIME CHARTER CONTRACTS, CONTRACTS OF AFFREIGHTMENT, RAIL-FERRY SERVICE, and OTHER are assigned to regions based on the location of the customer. Revenues for the LINER SERVICES are presented based on the location of the ports serviced by this segment. Because the Company operates internationally, most of its assets are not restricted to specific locations. Accordingly, an allocation of identifiable assets to specific geographic areas is not applicable.

                                                                               For the year ended December 31,
                                                                            ------------------------------------
(All Amounts in Thousands)                                                    2002          2001          2000
                                                                            --------      --------      --------
United States                                                               $ 88,230      $ 83,972      $110,025
Asian countries                                                               62,842        60,847        61,502
Rail-Ferry service operating between U.S. Gulf and Mexico                     11,240         6,207            --
Liner services operating between:
        U.S. Gulf / East Coast ports and ports in South Asia                  19,466        91,595       120,112
        U.S. Gulf / East Coast ports and ports in Northern Europe             44,837        57,245        59,044
Other countries                                                                  797         4,504         6,422
                                                                            --------      --------      --------
        Total Revenues                                                      $227,412      $304,370      $357,105
                                                                            ========      ========      ========

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

         LINER SERVICES: A liner service operates a vessel or vessels on an established trade route with regularly scheduled sailing dates. The Company receives revenues for the carriage of cargo within the established trading area and pays the operating and voyage expenses incurred. The Company's LINER SERVICES include a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia, and a foreign flag transatlantic liner service operating between U.S. Gulf and East Coast ports and ports in northern Europe.

         TIME CHARTER CONTRACTS: These are contracts by which the charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but the Company retains operational control over the vessel. Typically, the Company fully equips the vessel and is responsible for normal operating expenses, repairs, wages and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. The Company's TIME CHARTER CONTRACTS include contracts with car manufacturers for six PCTCs and with an electric utility for a conveyor-equipped, self-unloading Coal Carrier. In the beginning of 2001, the Company's contract to provide ocean transportation services to a major mining company at its mine in West Irian Jaya, Indonesia changed to a TIME CHARTER CONTRACT as opposed to a CONTRACT OF AFFREIGHTMENT contract. Also included in this segment are contracts of varying terms under which the MSC charters three RO/ROs that are under an operating contract and an Ice Strengthened Multi-Purpose vessel. The MSC's charter contract with the Ice Strengthened Multi-Purpose vessel was extended in December of 2002 through the first quarter of 2003. The Company is presently working on further extensions. The Company's Cape-Size Bulk Carrier, which operated in the spot market, was included in this segment in 2000 and 2001 until it was sold in June of 2001. Additionally, four of the Company's LASH vessels, which had been on charter with the MSC were included in this segment until they were sold at various times in 2000 and 2001.

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

         RAIL-FERRY SERVICE: This segment includes a service that began in January of 2001 carrying loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico. The Company's two Float-On/Float-Off ships are employed with this service, each having a capacity for 60 standard rail cars. With departures every four days from Coatzacoalcos and Mobile, it offers with each vessel a three-day transit between these ports and provides a total of 90 trips per year in each direction.

         OTHER: This segment includes results of several of the Company's subsidiaries that provide ship charter brokerage, agency, and other specialized services primarily to the Company's operating segments described above. Also included in the OTHER category are corporate related items, results of insignificant operations, and income and expense items not allocated to reportable segments.

         The following table presents information about segment profit and loss and segment assets. The Company does not allocate interest income, other income, administrative and general expenses, equity in unconsolidated entities, or income taxes to its segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries of the Company that provide specialized services to the operating segments. Expenditures for segment assets represent cash outlays during the periods presented, including purchases of assets, improvements to assets, and drydock payments.

                                                                Time
                                                   Liner       Charter   Contracts of  Rail-Ferry
(All Amounts in Thousands)                        Services    Contracts  Affreightment  Service    Other     Elimination    Total
----------------------------------------------------------------------------------------------------------------------------------
2002
REVENUES FROM EXTERNAL CUSTOMERS                   $ 65,146    $128,279    $ 15,370    $ 11,240    $ 7,377          --    $227,412
INTERSEGMENT REVENUES                                    --          --          --          --     16,055    $(16,055)         --
GROSS VOYAGE (LOSS) PROFIT BEFORE
    DEPRECIATION AND IMPAIRMENT LOSS                 (1,321)     44,189       8,379        (757)      (914)         --      49,576
DEPRECIATION AND AMORTIZATION                         5,062      14,242       2,868       4,116        846          --      27,134
INTEREST EXPENSE                                      1,794      10,192       2,338       3,221        161          --      17,706
SEGMENT (LOSS) PROFIT BEFORE IMPAIRMENT LOSS,
    INTEREST INCOME, ADMINISTRATIVE AND GENERAL
    EXPENSES, GAIN ON SALE OF ASSETS, EQUITY IN
    UNCONSOLIDATED ENTITIES, AND TAXES               (6,652)     24,273       3,624      (6,894)    (1,621)         --      12,730
IMPAIRMENT LOSS                                         (52)         --          --          --        118          --          66
GAIN ON SALE OF OTHER ASSETS                             --          --          --          --        557          --         557
IMPAIRMENT LOSS ON INVESTMENT                            --          --          --          --       (598)         --        (598)
SEGMENT (LOSS) PROFIT BEFORE INTEREST INCOME,
    ADMINISTRATIVE AND GENERAL EXPENSES, EQUITY IN
    UNCONSOLIDATED ENTITIES AND TAXES                (6,704)     24,273       3,624      (6,894)    (1,544)         --      12,755
SEGMENT ASSETS                                       29,507     184,196      43,784      57,224      2,836          --     317,547
EXPENDITURES FOR SEGMENT ASSETS                       7,997         985       1,193          47      1,242          --      11,464
----------------------------------------------------------------------------------------------------------------------------------
2001
Revenues from external customers                   $148,840    $129,845    $ 15,839    $  6,207    $ 3,639          --    $304,370
Intersegment revenues                                    --          --          --          --     28,417    $(28,417)         --
Gross voyage (loss) profit before depreciation
    and impairment loss                              (1,048)     53,943       8,672      (4,604)     1,227          --      58,190
Depreciation and amortization                        14,206      19,834       2,869       4,091      1,271          --      42,271
Interest expense                                      3,326      17,162       2,772       3,447         30          --      26,737
Segment (loss) profit before impairment loss,
    interest income, administrative and general
    expenses, gain on sale of assets, equity in
    unconsolidated entities, and taxes              (14,902)     22,441       3,483     (10,948)       419          --         493
Impairment loss                                     (78,683)     (2,355)         --          --         --          --     (81,038)
Gain on sale of vessels and other property               --       3,075          --          --        426          --       3,501
Segment (loss) profit before interest income,
    administrative and general expenses, equity in
    unconsolidated entities and taxes               (93,585)     23,161       3,483     (10,948)       845          --     (77,044)
Segment assets                                       39,531     198,202      45,151      60,693      9,149          --     352,726
Expenditures for segment assets                       1,990      40,817          11       4,445        692          --      47,955
----------------------------------------------------------------------------------------------------------------------------------
2000
Revenues from external customers                   $179,174    $141,197    $ 32,547          --    $ 4,187          --    $357,105
Intersegment revenues                                    --          --          --          --     29,027    $(29,027)         --
Gross voyage profit before depreciation              12,957      60,504      12,523          --      2,264          --      88,248
Depreciation and amortization                        21,212      26,183       8,156          --      1,224          --      56,775
Interest expense                                      5,221      20,459       7,323          --        761          --      33,764
Gain on sale of vessels and other property               --       5,664          --          --        247          --       5,911
Segment (loss) profit before interest income,
    administrative and general expenses, equity in
    unconsolidated entities and taxes                (7,189)     28,755        (826)         --        882          --      21,622
Segment assets                                      101,223     328,068     125,691          --     13,746          --     568,728
Expenditures for segment assets                       3,261      34,308       4,646          --        830          --      43,045
----------------------------------------------------------------------------------------------------------------------------------

         Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)                                                     For the year ended December 31,
                                                                            ------------------------------------
                                                                              2002          2001          2000
                                                                            --------      --------      --------
Profit or Loss:
Total profit (loss) for reportable segments                                 $ 12,755      $(77,044)     $ 21,622
Unallocated amounts:
    Interest income                                                              656         1,157         2,118
    Other income                                                               1,498            --            --
    Administrative and general expenses                                      (15,734)      (23,578)      (22,871)
                                                                            --------      --------      --------
(Loss) income before (benefit) provision for income
  taxes, equity in net income (loss) of unconsolidated
  entities, and extraordinary item                                          $   (825)     $(99,465)     $    869
                                                                            ========      ========      ========

                                                                          DECEMBER 31,  December 31,  December 31,
                                                                              2002          2001          2000
                                                                          ------------  ------------  ------------
Assets:
Total assets for reportable segments                                        $317,547      $352,726      $568,728
Unallocated amounts                                                           89,205       108,996       126,448
                                                                            --------      --------      --------
                                                                            $406,752      $461,722      $695,176
                                                                            ========      ========      ========

         Other income of $1,498,000 in 2002 resulted from interest earned by the Company on overpayments of foreign taxes made in prior years that were previously refunded.

         Unallocated assets include Current Assets of $64,669,000, $88,377,000, and $110,464,000, as of December 31, 2002, 2001, and 2000, respectively. Also included in unallocated assets are Investment in Unconsolidated Entities of $8,251,000, $7,857,000, and $3,538,000, as of December 31, 2002, 2001, and
2000, respectively and Other Long-term Assets of $13,476,000, $17,085,000, and $11,627,000, as of December 31, 2002, 2001, and 2000, respectively. The Company manages these unallocated assets on a corporate rather than segment basis.

NOTE L - UNCONSOLIDATED ENTITIES

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

         During 2001, the Company acquired a 30% interest in four additional cement carrier companies, Tilbury Shipping Inc. ("Tilbury"), Emblem Shipping Inc. ("Emblem"), Mattea Shipping Inc. ("Mattea"), and Belden Management, Inc., a management company. Additionally in 2001, BCH, which is a holding company for each of the aforementioned cement carrier companies, was formed. Echelon, Shining, Yakuma, Tilbury, and Emblem each own and operate one cement carrying vessel, and Mattea owns and operates two cement carriers under medium- to long-term contracts. In late December of 2002, the Company acquired a 30% interest in a company, Minardi Shipping Inc., which owns an ice strengthened bulk carrier. These companies are managed by Belden. Currently, the Company owns a 30% interest in BCH that owns 100% of each of these companies.

         These investments are accounted for under the equity method of accounting and the Company's share of earnings or losses are reported in the Company's consolidated statements of income net of taxes. The Company's portion of the combined earnings of these investments net of taxes was $550,000 and $389,000 as of December 31, 2002 and 2001, respectively. The Company's portion of their combined losses before taxes was $114,000 as of December 31, 2000. No distributions were made during 2002 and 2001. No distributions were made during 2000, except for the sale of Carson and liquidation of Goodtime.

         The unaudited combined condensed financial position and results of operations of the cement carrier companies are summarized below:

                                    DECEMBER 31,    December 31,
(Amounts in Thousands)                  2002           2001
                                    ------------    ------------
Current Assets                        $ 5,522        $ 4,173
Noncurrent Assets                     $55,559        $58,975
Current Liabilities                   $ 9,509        $10,611
Noncurrent Liabilities                $42,450        $45,398

                                                               Year Ended December 31,
(Amounts in Thousands)                                    2002          2001          2000
                                                        --------      --------      --------
Operating Revenues                                      $ 18,822      $ 13,879      $  9,557
Operating Income                                        $ 13,969      $ 10,021      $  1,361
Income Before Extraordinary Item                        $  2,782      $  1,802      $     72
Net Income                                              $  2,782      $  1,802      $     72

CAPE-SIZE BULK CARRIERS

         During 2000, Cape Shipholding, Inc., a wholly-owned subsidiary of the Company, acquired a 12.5% interest in Bulk Venture, Ltd. for approximately $1,280,000, which owns two newly built cape-size bulk carrier vessels. During 2001, the Company made an additional investment in Bulk Venture, Ltd. of approximately $376,000. The Company received dividends of approximately $56,000 and $113,000 in 2002 and 2001, respectively. No dividends were received during 2000.

         During 2001, Bulk Africa Shipholding, Inc., a wholly-owned subsidiary of the Company, acquired a 12.5% interest in Bulk Africa, Ltd. for approximately $626,000, which owns a newly built cape-size bulk carrier vessel. During 2002, the Company made an additional investment in Bulk Africa Ltd. of approximately $818,000. No dividends were received during 2002 and 2001.

         During 2001, Bulk Australia Shipholding, Inc., a wholly-owned subsidiary of the Company, acquired a 12.5% interest in Bulk Australia, Ltd. for approximately $144,000, which owns a newly built cape-size bulk carrier vessel. During 2002, the Company made an additional investment in Bulk Australia Ltd. of approximately $1,333,000. No dividends were received during 2002 and 2001.

         These investments are accounted for under the cost method of accounting and accordingly income is recognized only upon distribution of dividends or sale of investment.

SHIP MANAGEMENT COMPANIES

         During 1999, LMS acquired a 40% interest in LMS Manila for $21,000. In 2002, the Company sold its interest in LMS Manila for approximately $176,000, including repayment of a receivable (See Note G) resulting in a gain of approximately $18,000.

         During 1999, LMS acquired a 48% interest in LMS Manning for $6,000, which provides ship management services for the Company. The investment is accounted for under the equity method of accounting, and the Company's share of earnings or losses is reported in the Company's consolidated statements of income net of taxes. The Company's interest in the earnings from the date of this investment through December 31, 2002, was immaterial.

NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

                                        Year Ended December 31,
(All Amounts in Thousands)           2002          2001        2000
                                    -------      -------      -------
Cash Payments:
       Interest Paid                $18,938      $27,669      $35,528
       Taxes Paid                   $   773      $   982      $ 2,998

         During 1998, the Company sold one of its foreign flag Pure Car Carriers ("PCCs") for $18,200,000 of which $15,200,000 was received in cash and $3,000,000 in the form of a five-year promissory note. In January of 2002, this note was fully paid off earlier than its initial five-year term.

         During 1999, the Company sold an additional foreign flag PCC for $18,200,000 of which $15,200,000 was received in cash and $3,000,000 in the form of a five-year promissory note. This note is being repaid in ten semi-annual installments of $300,000 each, in addition to interest at LIBOR plus 1%.

         During 2000, the Company entered into a sale-leaseback for its Ice Strengthened Breakbulk/Multi-Purpose vessel for $4,700,000 of which approximately $1,000,000 was received in cash and approximately $3,700,000 in the form of a five-year promissory note. The note is being repaid in sixty monthly installments of $61,666, in addition to interest at 10%.

         During 2002, the Company entered into a sale-leaseback for one of its LASH vessels for $10,000,000 of which $5,000,000 was received in cash and $5,000,000 in the form of a five-year promissory note. A portion of the note, approximately $2,000,000, is being repaid in twenty quarterly installments in addition to approximately $3,000,000 being repaid at the end of the lease. Interest on the note is at 4.845% for the first two years and 4.72% for each of the three years thereafter.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

         The estimated fair values of the Company's financial instruments and derivatives are as follows (asset/(liability)):

                                                    DECEMBER 31,                       December 31,
                                                       2002                                2001
                                           ---------------------------         ---------------------------
                                            CARRYING           FAIR             Carrying           Fair
(All Amounts in Thousands)                   AMOUNT            VALUE             Amount            Value
                                           ----------        ---------         ----------        ---------
Interest Rate Swap Agreements              $  (2,045)        $  (2,045)        $  (1,800)        $  (1,800)
Foreign Currency Contracts                 $     (49)        $     (49)        $     (25)        $     (25)
Commodity Swap Contracts                   $     603         $     603         $    (204)        $    (204)
Long-Term Debt                             $(213,659)        $(216,378)        $(245,827)        $(248,354)

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

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

INTEREST RATE SWAP AGREEMENTS

         The Company enters into interest rate swap agreements to manage well-defined interest rate risks. In December of 1998, the Company entered into an interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. In August of 2001, the Company paid off its variable rate loan associated with this swap and therefore terminated the interest rate swap agreement. The fixed rate payor was the Company, and the floating rate payor was Citibank, N.A. The fixed rate was 5.275% at December 31, 2000, and the floating rate was 6.42% at December 31, 2000. The Company received a settlement payment of $202,000 in August of 2001.

         During September of 1999, the Company entered into an interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. The fixed rate payor is the Company, and the floating rate payor is HSBC Bank plc. The fixed rate was 7.7% at December 31, 2002 and 2001, and the floating rates were 2.81% and 3.59% at December 31, 2002 and 2001, respectively. The contract amount totaled $23,240,000 and $26,560,000 at December 31, 2002 and 2001, respectively, and will expire in September of 2004. The Company considers this interest rate swap agreement to be an effective hedge. Settlements of this agreement are made semi-annually with an increase to interest expense of $1,128,000 in 2002.

FOREIGN CURRENCY CONTRACTS

         The Company enters into forward exchange contracts to hedge certain firm purchase and sale commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash inflows or outflows resulting from revenue collections from foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. The term of the currency contracts is rarely more than one year. Due to the immaterial nature of these contracts, the Company has not designated the foreign currency contracts as hedges. Therefore, the changes in the fair market value of these hedges are recorded through earnings. The Company includes any gains or losses on the maturity, sale, or termination in revenues in the period the hedged transaction is recorded, though the Company does not anticipate the sale or termination of these hedges.

         During 2002, the Company entered into two forward purchases contracts. One contract is for Mexican Pesos for $600,000 U.S. Dollar equivalents effective January 15, 2003, and is to expire June 30, 2003. The other contract is for Indonesian Rupiah for $600,000 U.S. Dollar equivalents and is effective for one year beginning January 1, 2003. There were no forward purchase contracts as of December 31, 2001. As of December 31, 2002 and 2001, the Company was a party to forward sales contracts in various currencies totaling $1,822,000 and $1,651,000 U.S. Dollar equivalents, respectively. Gains and losses on these contracts are recognized in net income of the period in which the exchange rate changes.

COMMODITY SWAP CONTRACTS

         The Company enters into commodity swap contracts for portions of its estimated fuel purchases to manage the risk associated with changes in fuel prices. During December of 2000, the Company entered into three commodity swap agreements with a major energy trading corporation for a portion of its estimated 2001 fuel purchases. The contracts were effective for one year beginning in January of 2001 and expired December 31, 2001, and were for 18,000, 22,500, and 12,000 tons of fuel. The contracts required that a payment be made for the difference between the contract rate of $127, $123, and $117 per ton, respectively, and the market rate for the fuel on each settlement date. During September of 2001, the Company entered into an additional commodity swap agreement for 7,500 tons of fuel which was effective for three months beginning in October of 2001 and expired December 31, 2001. The contract required that a payment be made for the difference between the contract rate of $112 per ton and the market rate for the fuel on each settlement date. These contracts covered approximately 33% of the Company's LINER SERVICE segment's fuel purchases during 2001.

         During 2001, the Company entered into two commodity swap agreements with a major energy trading corporation for a portion of its estimated 2002 fuel purchases. The contracts were effective for one year beginning in January of 2002 and expired December 31, 2002, and were for 22,500 and 12,000 tons of fuel. The contracts required that a payment be made for the difference between the contract rate of $106.50 and $99.50 per ton, respectively, and the market rate for the fuel on each settlement date. These contracts covered approximately 49% of the Company's LINER SERVICE segment's 2002 fuel purchases.

         During November of 2002, the Company entered into three commodity swap agreements, one with a major energy trading corporation, and two with financial institutions. The contracts are effective for one year beginning in January of 2003. Two of the contracts are for 14,400, and the other is for 12,000 tons of fuel. The contracts require that a payment be made for the difference between the contract rates of $116.25 to $118.83 per ton and the market rate for the fuel on each settlement date.

         The Company considers these commodity swap contracts to be effective hedges. Monthly settlements of these agreements are recorded as an adjustment to voyage expenses. The Company made a net positive adjustment to voyage expense of $1,024,000 in 2002 relating to settlements of these contracts.

LONG-TERM DEBT

         The fair value of the Company's debt is estimated based on the quoted market price for the publicly listed Senior Notes and the current rates offered to the Company on other outstanding obligations.

AMOUNTS DUE FROM RELATED PARTIES

         The carrying amount of these notes receivable approximated fair market value as of December 31, 2002 and 2001. Fair market value takes into consideration the current rates at which similar notes would be made.

RESTRICTED CASH

         The carrying amount of these investments approximated fair market value as of December 31, 2002 and 2001, based upon current rates offered on similar instruments.

NOTE O - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities for the periods indicated.

                                        DECEMBER 31,    December 31,
(All Amounts in Thousands)                  2002            2001
                                        ------------    ------------
Accrued Voyage Expenses                    $16,251        $17,595
Self-Insurance Liability                     6,657          7,884
Trade Accounts Payable                       3,425         10,062
Accrued Vessel Upgrade Costs                 2,688             --
Accrued Customs Liability                    2,410             --
Accrued Interest                             2,221          4,593
Accrued Salaries and Benefits                  591            632
Other Short Term Liabilities                     9            204
                                           -------        -------
                                           $34,252        $40,970
                                           =======        =======

NOTE P - QUARTERLY FINANCIAL INFORMATION - (Unaudited)

                                                                                             Quarter Ended
                                                                       ---------------------------------------------------------
                                                                       March 31         June 30        Sept. 30         Dec. 31
                                                                       ---------       ---------       ---------       ---------
                                                                            (All amounts in thousands except per share data)
--------------------------------------------------------------------------------------------------------------------------------
2002  REVENUE                                                          $  60,452       $  56,664       $  49,900       $  60,396
      EXPENSE                                                             54,523          47,587          44,318          50,548
      IMPAIRMENT LOSS                                                         54            (151)              3              28
      GROSS VOYAGE PROFIT                                                  5,875           9,228           5,579           9,820
      (LOSS) INCOME BEFORE EXTRAORDINARY ITEM                               (889)          1,116          (1,089)            684
      EXTRAORDINARY ITEM                                                     (31)             --             (36)            109
      NET (LOSS) INCOME                                                     (920)          1,116          (1,125)            793
      BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:
                (LOSS) INCOME BEFORE EXTRAORDINARY ITEM                    (0.15)           0.18           (0.18)           0.11
                EXTRAORDINARY ITEM                                         (0.00)             --           (0.00)           0.02
                NET (LOSS) INCOME                                          (0.15)           0.18           (0.18)           0.13
--------------------------------------------------------------------------------------------------------------------------------
2001  Revenue                                                          $  80,399       $  76,329       $  78,236       $  69,406
      Expense                                                             72,760          71,608          70,994          61,778
      Impairment Loss                                                      2,355          78,928             400            (645)
      Gross Voyage Profit (Loss)                                           5,284         (74,207)          6,842           8,273
      Loss Before Extraordinary Item                                      (5,353)        (57,399)           (165)         (1,517)
      Extraordinary Item                                                      --              --              --              15
      Net Loss                                                            (5,353)        (57,399)           (165)         (1,502)
      Basic and Diluted Loss per Common Share:
                Loss Before Extraordinary Item                             (0.88)          (9.44)          (0.03)          (0.25)
                Extraordinary Item                                            --              --              --              --
                Net Loss                                                   (0.88)          (9.44)          (0.03)          (0.25)
--------------------------------------------------------------------------------------------------------------------------------
2000  Revenue                                                          $  89,024       $  88,937       $  86,322       $  92,822
      Expense                                                             79,849          75,638          73,023          79,120
      Gross Voyage Profit                                                  9,175          13,299          13,299          13,702
      (Loss) Income Before Extraordinary Item                             (3,299)          2,942             176             329
      Extraordinary Item                                                      --              --             242             446
      Net (Loss) Income                                                   (3,299)          2,942             418             775
      Basic and Diluted (Loss) Earnings per Common Share:
                (Loss) Income Before Extraordinary Item                    (0.54)           0.48            0.03            0.06
                Extraordinary Item                                            --              --            0.04            0.07
                Net (Loss) Income                                          (0.54)           0.48            0.07            0.13
--------------------------------------------------------------------------------------------------------------------------------

               INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

Report of Independent Auditors..............................................................S-2

Schedule I - Condensed Financial Information of the Registrant..............................S-3

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the consolidated financial statements of International Shipholding Corporation and subsidiaries (the Company) as of December 31, 2002 and for the year then ended, and have issued our report thereon dated January 17, 2003 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule as of December 31, 2002 and for the year then ended listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

The Company's consolidated financial statements and related financial statement schedule as of December 31, 2001 and for the two years in the period then ended were audited by other auditors who have ceased operations and whose report dated January 11, 2002 indicated that such schedule as of December 31, 2001 and for the two years in the period then ended fairly states, in all material respects, the financial data required to be set forth therein in relation to the Company's basic consolidated financial statements taken as a whole.

In our opinion, the financial statement schedule as of December 31, 2002 and for the year then ended referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ Ernst & Young LLP

New Orleans, Louisiana
January 17, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with International Shipholding Corporation's filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 31, 2002.

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


                                      S-2 A

             INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

(All Amounts in Thousands)

                                                               Year Ended December 31,
                                                        ------------------------------------
                                                         2002           2001          2000
                                                        --------      --------      --------
Management Fee Revenue from Subsidiaries                $ 11,518      $ 11,403      $ 10,292

Administrative and General Expenses                       11,382        11,106        10,450
                                                        --------      --------      --------

              Gross Profit (Loss)                            136           297          (158)
                                                        --------      --------      --------

Interest:
         Interest Expense                                 10,052        11,823        17,385
         Investment Income                                   774           208          (750)
                                                        --------      --------      --------
                                                          10,826        12,031        16,635
                                                        --------      --------      --------

Equity in Net Income (Loss) of Consolidated
   Subsidiaries (Net of Applicable Taxes)                  6,838       (56,719)       11,330
                                                        --------      --------      --------

Loss Before (Benefit) Provision for Income
   Taxes and Extraordinary Item                           (3,852)      (68,453)       (5,463)
                                                        --------      --------      --------

(Benefit) Provision for Income Taxes:
         Current                                              --           154            --
         Deferred                                         (3,674)       (4,173)       (5,759)
                                                        --------      --------      --------
                                                          (3,674)       (4,019)       (5,759)
                                                        --------      --------      --------

(Loss) Income Before Extraordinary Item                 $   (178)     $(64,434)     $    296
                                                        --------      --------      --------

Extraordinary Gain on Early Extinguishment of
   Debt (Net of Income Tax Provision of $22, $8
  and $299 respectively)
                                                              42            15           555
                                                        --------      --------      --------

Net (Loss) Income                                       $   (136)     $(64,419)     $    851
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

See accompanying "Notes to Condensed Financial Information of Registrant."

             INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                           (All Amounts in Thousands)

                                                                         DECEMBER 31,      December 31,
                                                                             2002               2001
                                                                         ------------      ------------
ASSETS
Current Assets:
         Cash and Cash Equivalents                                       $      151         $    7,298
         Restricted Cash                                                        590                 --
         Accounts Receivable                                                     19                222
         Federal Income Taxes Receivable                                      5,755                 71
         Other Current Assets                                                 2,229                603
                                                                         ----------         ----------
Total Current Assets                                                          8,744              8,194
                                                                         ----------         ----------

Deferred Federal Income Taxes                                                31,015             31,458

Investment in Consolidated Subsidiaries                                     252,357            297,059

Furniture and Equipment                                                       3,882              4,219
Less -  Accumulated Depreciation                                             (2,769)            (2,662)
                                                                         ----------         ----------
                                                                              1,113              1,557
                                                                         ----------         ----------
Deferred Financing Charges, Net of Accumulated Amortization
         of $1,182 and $2,245 in 2002 and 2001, Respectively                  1,119              1,585
                                                                         ----------         ----------

                                                                         $  294,348         $  339,853
                                                                         ==========         ==========

                                                                         DECEMBER 31,      December 31,
                                                                             2002               2001
                                                                         ------------      ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
         Accrued Interest Payable                                        $    1,377         $    2,650
         Accounts Payable and Accrued Liabilities                               351                186
         Note Payable to Subsidiary                                           5,889              7,196
                                                                         ----------         ----------
Total Current Liabilities                                                     7,617             10,032
                                                                         ----------         ----------

Due to Subsidiaries                                                          84,780             89,084

Long-Term Debt                                                               84,464            123,556

Retirement Benefits and Other                                                 2,260              2,276

Commitments and Contingent Liabilities

Stockholders' Investment:
         Common Stock                                                         6,756              6,756
         Additional Paid-In Capital                                          54,450             54,450
         Retained Earnings                                                   64,439             64,575
         Less - Treasury Stock                                               (8,704)            (8,704)
         Accumulated Other Comprehensive Loss                                (1,714)            (2,172)
                                                                         ----------         ----------
                                                                            115,227            114,905
                                                                         ----------         ----------

                                                                         $  294,348         $  339,853
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

See Accompanying "Notes to Condensed Financial Information of Registrant."

             INTERNATIONAL SHIPHOLDING CORPORATION (PARENT COMPANY)
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)

                                                                                Year Ended December 31,
                                                                       -----------------------------------------
                                                                         2002            2001            2000
                                                                       ---------       ---------       ---------
Cash Flows from Operating Activities:
    Net (Loss) Income                                                  $    (136)      $ (64,419)      $     851
    Adjustments to Reconcile Net (Loss) Income to Net Cash
      Used by Operating Activities:
         Depreciation                                                        697             758           1,117
         Amortization of Deferred Charges                                    327             394             592
         Benefit for Deferred Income Taxes                                (3,674)         (4,173)         (5,759)
         Net (Income) Loss of Consolidated Subsidiaries                   (6,838)         56,719         (11,330)
         Gain on Sale of Furniture and Equipment                              (2)             --              --
         Extraordinary Gain                                                  (42)            (15)           (555)
      Changes in:
         Accounts Receivable                                                 203            (102)             (2)
         Other Current Assets                                             (1,626)            (63)             85
         Accounts Payable and Accrued Liabilities                         (1,108)           (461)         (3,376)
         Federal Income Taxes Payable                                        101           1,586          (2,149)
         Other                                                               (14)             95             (54)
                                                                       ---------       ---------       ---------
Net Cash Used by Operating Activities                                    (12,112)         (9,681)        (20,580)
                                                                       ---------       ---------       ---------

Cash Flows from Investing Activities:
    Purchase of Furniture and Equipment                                     (196)           (475)           (293)
    Additions to Deferred Charges                                             --              --              --
    Net Increase in Restricted Cash Accounts                                (590)             --              --
                                                                       ---------       ---------       ---------
Net Cash Used by Investing Activities                                       (786)           (475)           (293)
                                                                       ---------       ---------       ---------

Cash Flows from Financing Activities:
    Proceeds from Issuance of Debt                                        19,500          27,000          56,000
    Reduction of Debt                                                    (58,592)        (48,060)       (133,179)
    Change in Due to/from Subsidiaries                                    44,629          35,972          98,222
    Additions to Deferred Financing Charges                                   --              (1)             --
    Repurchase of Treasury Stock                                              --              --             (50)
    Common Stock Dividends Paid                                               --            (761)         (1,520)
    Other Financing Activities                                               214              31           1,660
                                                                       ---------       ---------       ---------
Net Cash Provided by Financing Activities                                  5,751          14,181          21,133
                                                                       ---------       ---------       ---------

Net (Decrease) Increase in Cash and Cash Equivalents                      (7,147)          4,025             260
Cash and Cash Equivalents at Beginning of Year                             7,298           3,273           3,013
                                                                       ---------       ---------       ---------

Cash and Cash Equivalents at End of Year                               $     151       $   7,298       $   3,273
                                                                       =========       =========       =========

The "Notes to Consolidated Financial Statements of International Shipholding Corporation and Subsidiaries" are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant"

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               DECEMBER 31, 2002

Note 1. Basis of Preparation

         Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K, Part II, Item 8, page 22.

Note 2. Cash Dividends of Subsidiaries

         There were no cash dividends received from subsidiaries for the years ended December 31, 2002, 2001, and 2000. International Shipholding Corporation (the Parent Company) received dividends in the form of forgiveness of amounts due to subsidiaries totaling $55,000,000, $10,000,000 and $12,000,000 in 2002,
2001, and 2000, respectively.

Note 3. Long-Term Debt

         Long-term debt consists of the following:

                                                                                (All Amounts in Thousands)
                                                      Interest     Maturity   DECEMBER 31,    December 31,
                                                         Rate        Date        2002            2001
                                                      --------     --------   ------------    ------------
Unsecured Senior Notes                                   7.75%       2007      $  83,464      $  84,471
Unsecured Senior Notes                                      9%       2003             --         39,085
Lines of Credit                                          2.98%       2004          1,000             --
                                                                               ---------      ---------
                                                                               $  84,464      $ 123,556
                                                                               =========      =========

         In addition to these Unsecured Senior Notes, the Parent Company guarantees certain long-term debt of its subsidiaries, which amounted to $87,468,000 and $96,443,000 at December 31, 2002 and 2001, respectively.
Additionally, the Parent Company's unrestricted subsidiaries, through their 12.5% ownership, guarantee a portion of the outstanding debt of certain invested bulk carrier companies, which represents non-recourse debt to the Parent Company. The portion of the outstanding debt that the unrestricted subsidiaries guaranteed at December 31, 2002 and 2001 was $11,000,000 and $7,157,000, respectively.

Note 4. Income Taxes

         Pursuant to a tax sharing agreement, the Federal income tax returns of the Parent Company and its subsidiaries are filed on a consolidated basis and income is included in the consolidated Federal income tax return. The provision (benefit) for Federal income taxes and related assets from the subsidiaries are determined based on the subsidiary's effective book tax rate exclusive of certain foreign earnings not subject to tax. Amounts determined to be due or to be received are included in Due to/from Subsidiaries.

Note 5. Amounts Due to Subsidiaries

         Amounts due to subsidiaries have no scheduled repayment terms, but it is the intention of the Parent Company and its subsidiaries, which are wholly owned and controlled by the Parent Company, that these amounts will not be repaid within the next year.