Form 10-Q
period 2003-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2003-05-14
CIK 278041

                 INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                       FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		For the quarterly period ended March 31, 2003
                                           --------------
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		For the transition period from___________ to _____________

                    Commission file number:  2-63322
                                            ---------
                       INTERNATIONAL SHIPHOLDING CORPORATION
                       -------------------------------------
                (Exact name of registrant as specified in its charter)


	  Delaware                                  36-2989662
--------------------------------    --------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

650 Poydras Street         New Orleans, Louisiana                70130
---------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

				  	(504) 529-5461
----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing for the past 90 days.	YES	x		NO
                                        -----------      -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock  $1 Par Value      6,082,887 shares         (March 31, 2003)
------------------------------     ------------------       ----------------

                        PART I - FINANCIAL INFORMATION

                                      ITEM 1.
                                FINANCIAL STATEMENTS


                    INTERNATIONAL SHIPHOLDING CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (All Amounts in Thousands Except Share Data)
                                  (Unaudited)
                                                Three Months Ended March 31,
                                                     2003           2002
                                                  ----------     ----------
Revenues                                          $  64,806      $  60,452

Operating Expenses:
   Voyage Expenses                                   49,618         49,693
   Vessel and Barge Depreciation                      4,654          4,830
   Impairment Loss                                       -              54
                                                  ----------     ----------
Gross Voyage Profit                                  10,534          5,875
                                                  ----------     ----------
Administrative and General Expenses                   4,011          4,446
(Gain) Loss on Sale of Other Assets                      (4)            20
                                                  ----------     ----------
Operating Income                                      6,527          1,409
                                                  ----------     ----------
Interest and Other:
   Interest Expense                                   3,481          4,620
   Investment Income                                   (228)          (312)
   Other Income                                         (22)        (1,282)
   (Gain) Loss on Early Extinguishment of Debt       (1,260)            48
                                                  ----------     ----------
                                                      1,971          3,074
                                                  ----------     ----------
Income (Loss) Before Provision (Benefit)
 for Income Taxes and Equity in Net Income
 of Unconsolidated Entities                           4,556         (1,665)
                                                  ----------     ----------
Provision (Benefit) for Income Taxes:
   Deferred                                           1,587           (576)
   State                                                 42             -
                                                  ----------     ----------
                                                      1,629           (576)
                                                  ----------     ----------
Equity in Net Income of Unconsolidated
 Entities (Net of Applicable Taxes)                      67            169
                                                  ----------     ----------
Net Income (Loss)                                 $   2,994      $    (920)
                                                  ==========     ==========

Basic and Diluted Earnings Per Share:
   Net Income (Loss)                              $    0.49      $   (0.15)
                                                  ==========     ==========

Weighted Average Shares of Common
 Stock Outstanding                                6,082,887      6,082,887

     The accompanying notes are an integral part of these statements.


                   INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                        (All Amounts in Thousands)
                               (Unaudited)
                                                   March 31,    December 31,
ASSETS                                               2003           2002
                                                  ----------     ----------
Current Assets:
   Cash and Cash Equivalents                      $   6,314      $   3,529
   Restricted Cash                                    8,473          8,096
   Marketable Securities                              2,105          2,211
   Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $345 and $332
    in 2003 and 2002, Respectively:
       Traffic                                       15,025         16,341
       Agents'                                        3,966          4,343
       Claims and Other                              16,079          9,408
   Federal Income Taxes Receivable                    5,755          5,755
   Deferred Income Tax                                  576            576
   Net Investment in Direct Financing Lease           1,985          1,944
   Other Current Assets                               4,329          6,212
   Material and Supplies Inventory, at
    Lower of Cost or Market                           3,482          3,492
   Current Assets Held for Disposal                   2,718          2,762
                                                  ----------     ----------
Total Current Assets                                 70,807         64,669
                                                  ----------     ----------
Marketable Equity Securities                            200            200
                                                  ----------     ----------
Investment in Unconsolidated Entities                 8,413          8,251
                                                  ----------     ----------
Net Investment in Direct Financing Lease             50,761         51,264
                                                  ----------     ----------
Vessels, Property, and Other Equipment, at Cost:
       Vessels and Barges                           336,934        336,755
       Other Equipment                                5,506          5,507
       Terminal Facilities                              329            336
       Furniture and Equipment                        9,077          9,042
                                                  ----------     ----------
                                                    351,846        351,640
Less - Accumulated Depreciation                    (115,357)      (110,535)
                                                  ----------     ----------
                                                    236,489        241,105
                                                  ----------     ----------
Other Assets:
       Deferred Charges, Net of Accumulated
        Amortization of $13,889 and $13,572
        in 2003 and 2002, Respectively               13,466         14,628
       Acquired Contract Costs, Net of
        Accumulated Amortization of $20,340
        and $19,976 in 2003 and 2002, Respectively   10,186         10,550
       Due from Related Parties                       2,584          2,609
       Other                                         13,167         13,476
                                                  ----------     ----------
                                                     39,403         41,263
                                                  ----------     ----------
                                                  $ 406,073      $ 406,752
                                                  ==========     ==========

	The accompanying notes are an integral part of these statements.


                   INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                (All Amounts in Thousands Except Share Data)
                               (Unaudited)

                                                   March 31,    December 31,
LIABILITIES AND STOCKHOLDERS' INVESTMENT             2003           2002
                                                  ----------     ----------
Current Liabilities:
   Current Maturities of Long-Term Debt           $  20,958      $  21,362
   Accounts Payable and Accrued Liabilities          34,578         34,252
                                                  ----------     ----------
Total Current Liabilities                            55,536         55,614
                                                  ----------     ----------
Billings in Excess of Income
 Earned and Expenses Incurred                         3,336          1,207
                                                  ----------     ----------
Long-Term Debt, Less Current Maturities             185,769        192,297
                                                  ----------     ----------
Other Long-Term Liabilities:
   Deferred Income Taxes                             16,115         14,358
   Claims and Other                                  26,658         28,049
                                                  ----------     ----------
                                                     42,773         42,407
                                                  ----------     ----------
Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock                                       6,756          6,756
   Additional Paid-In Capital                        54,450         54,450
   Retained Earnings                                 67,433         64,439
   Less - Treasury Stock                             (8,704)        (8,704)
   Accumulated Other Comprehensive Loss              (1,276)        (1,714)
                                                  ----------     ----------
                                                    118,659        115,227
                                                  ----------     ----------
                                                  $ 406,073      $ 406,752
                                                  ==========     ==========

	The accompanying notes are an integral part of these statements.


                      INTERNATIONAL SHIPHOLDING CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                        (All Amounts in Thousands)
				       (Unaudited)
                                                           Accumulated
                                Additional                    Other
                          Common Paid-In Retained Treasury Comprehensive
                          Stock  Capital Earnings  Stock  Income (Loss) Total
                         ------- ------- -------- -------- ----------- -------
Balance at
  December 31, 2001 	 $6,756  $54,450 $64,575  $(8,704) $(2,172)   $114,905

Comprehensive Income:

  Net Loss for Year Ended
    December 31, 2002 	      -        -    (136)       -        -        (136)

 Other Comprehensive Income (Loss):
   Unrealized Holding Loss on
    Marketable Securities,
    Net of Deferred Taxes
    of ($194) 	              -        -       -        -      (362) 	  (362)

   Recognition of Unrealized
    Holding Loss on Marketable
    Securities, Net of
    Deferred Taxes of $248    -        -       -        -       461        461

   Unrealized Holding Gain on
    Derivatives, Net of Deferred
    Taxes of $193 	      -        -       -        -       359        359
                                                                       -------
 Total Comprehensive Income                                                322
                         ------- ------- -------- -------- ----------- -------
Balance at
  December 31, 2002      $6,756  $54,450 $64,439  $(8,704) $(1,714)   $115,227
                         ------- ------- -------- -------- ----------- -------

Comprehensive Income:

  Net Income for the Period
   Ended March 31, 2003       -        -   2,994        -       -        2,994

  Other Comprehensive Income (Loss):
    Unrealized Holding Loss on
     Marketable Securities,
     Net of Deferred Taxes
     of ($6)                  -        -       -        -     (11)         (11)

    Unrealized Holding Gain on
     Derivatives, Net of Deferred
     Taxes of $242            -        -       -        -     449          449
                                                                       -------
Total Comprehensive Income                                               3,432
                         ------- ------- -------- -------- ----------- -------
Balance at
 March 31, 2003          $6,756  $54,450 $67,433  $(8,704) $(1,276)   $118,659
                         ------- ------- -------- -------- ----------- -------

	The accompanying notes are an integral part of these statements.

                         INTERNATIONAL SHIPHOLDING CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (All Amounts in Thousands)
                                     (Unaudited)
                                                  Three Months Ended March 31,
                                                       2003            2002
                                                   ------------   ------------
Cash Flows from Operating Activities:
  Net Income (Loss)	                             $  2,994       $ (920)
  Adjustments to Reconcile Net Income (Loss)
   to Net Cash Provided by Operating Activities:
      Depreciation	                                4,887 	     5,092
      Amortization of Deferred Charges
       and Other Assets                                 1,861 	     1,924
      Provision (Benefit) for Deferred Income Taxes     1,587 	      (576)
      Equity in Net Income of Unconsolidated Entities     (67)        (169)
      Gain on Sale of Other Assets	                   (4)          20
      Impairment Loss	                                    -  	        54
      (Gain) Loss on Early Extinguishment of Debt      (1,260)          48
    Changes in:
      Accounts Receivable	                       (2,407)	     5,133
      Inventories and Other Current Assets  	        1,722 	       472
      Other Assets	                                  392 	     1,269
      Accounts Payable and Accrued Liabilities	        2,735	     1,491
      Federal Income Taxes Payable                        (92)	      (406)
      Billings in Excess of Income Earned
       and Expenses Incurred                             (313)	    (1,293)
      Other Long-Term Liabilities                      (1,706)	     2,184
                                                   ------------   ------------
Net Cash Provided by Operating Activities              10,329 	    14,323
                                                   ------------   ------------

Cash Flows from Investing Activities:
  Net Investment in Direct Financing Lease                462 	       422
  Additions to Vessels and Other Property              (1,912)	       (64)
  Additions to Deferred Charges	                         (179)	      (531)
  Proceeds from Sale of Vessels and Other Property         50 	     5,573
  Purchase of and Proceeds from Short Term Investments     61 	       (24)
  Investment in Unconsolidated Entities	                    - 	      (941)
  Net Increase in Restricted Cash Account                (377)	      (161)
  Other Investing Activities                              (17)	        71
                                                   ------------   ------------
Net Cash (Used) Provided by Investing Activities       (1,912)	     4,345
                                                   ------------   ------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Debt                       10,000 	     7,500
  Repayment of Debt and Capital Lease Obligations     (16,951)	   (23,991)
  Additions to Deferred Financing Charges                 (61)	        (6)
  Other Financing Activities                            1,380 	         -
                                                   ------------   ------------
Net Cash Used by Financing Activities                  (5,632)	   (16,497)
                                                   ------------   ------------

Net Increase in Cash and Cash Equivalents               2,785 	     2,171
Cash and Cash Equivalents at Beginning of Period        3,529 	    25,150
                                                   ------------   ------------

Cash and Cash Equivalents at End of Period	     $  6,314 	  $ 27,321
                                                   ============   ============

	The accompanying notes are an integral part of these statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   MARCH 31, 2003
                                    (Unaudited)

Note 1.  Basis of Preparation
     We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by generally accepted accounting principles for complete financial
statements.   We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2002. We have made certain reclassifications to prior period financial information in order to conform to current year presentations.
     The foregoing 2003 interim results are not necessarily indicative of the results of operations for the full year 2003. Interim statements are subject to possible adjustments in connection with the annual audit of our accounts for the full year 2003. Management believes that all adjustments necessary for a fair presentation of the information shown have been made.
     Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest and to use the equity method to account for investments in entities in which we hold a 20% to 50% voting interest. We use the cost method to account for investments in entities in which we hold less than 20% voting interest and in which we cannot exercise significant influence over operating and financial activities.
     We have eliminated all significant intercompany accounts and transactions.

Note 2.  Operating Segments
     Our four operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, CONTRACTS OF AFFREIGHTMENT, and RAIL-FERRY SERVICE, are identified primarily by the characteristics of the contracts and terms under which our vessels and barges are operated. We report in the OTHER category results of several of our subsidiaries that provide ship charter brokerage, agency, and other specialized services primarily to our operating segments. We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
     We do not allocate administrative and general expenses, investment income, other income, equity in net income of unconsolidated entities, or income taxes to our segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries that provide specialized services to the operating segments. The following table presents information about segment profit and loss for the three months ended March 31, 2003 and 2002:

(All Amounts in Thousands)
                  Liner   Charter   Contracts of Rail-Ferry
                 Services Contracts Affreightment Service  Other  Elim. Total
-------------------------------------------------------------------------------
2003
Revenues from external
 customers       $20,141  $32,732   $ 4,004     $ 3,171  $ 4,758  $  -  $64,806
Intersegment
 revenues            -        -         -           -      3,497  (3,497)   -
Vessel and barge
 Depreciation        819    2,431       604         729       71     -    4,654
Gross voyage
 profit (loss)        (9)   9,718     1,249        (733)     309     -   10,534
Interest expense     284    2,064       497         608       28     -    3,481
Gain on sale of vessels
 and other assets    -        -         -           -          4     -        4
Segment (loss) profit
 before interest income,
 other income, administrative
 and general expenses,
 equity in net income of
 unconsolidated entities,
 and taxes          (293)   7,654       752      (1,341)     285     -    7,057
-------------------------------------------------------------------------------
2002
Revenues from external
 customers       $23,513  $30,334   $ 3,628     $ 2,019  $   958  $  -  $60,452
Intersegment
 revenues            -        -         -           -      5,179  (5,179)   -
Vessel and barge
 depreciation        896    2,431       604         729      170     -    4,830
Impairment loss      -        (54)      -           -        -       -     (54)
Gross voyage
 profit (loss)    (1,507)   7,429     1,544      (1,127)    (464)    -    5,875
Interest expense     578    2,721       570         718       33     -    4,620
(Loss) on sale of
 vessels and other
 assets              -        (20)      -           -        -       -     (20)
Segment (loss) profit
 before interest income,
 other income, administrative
 and general expenses,
 equity in net income of
 unconsolidated entities,
 and taxes        (2,085)   4,688       974      (1,845)    (497)    -    1,235
-------------------------------------------------------------------------------

     Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)                Three Months Ended March 31,
                                               2003          2002
                                          -------------  -------------
Total profit for reportable segments        $  7,057       $  1,235
Unallocated amounts:
  Investment income                              228            312
  Other Income                                    22          1,282
  Gain (loss) on early
   extinguishment of debt                      1,260            (48)
  Administrative and general expenses         (4,011)        (4,446)
                                          -------------  -------------
Income (loss) before provision (benefit)
 for income taxes and equity in net
 income of unconsolidated entities          $  4,556      $  (1,665)
                                          =============  =============

Note 3.  Earnings Per Share
	Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were excluded from the computation of diluted earnings per share in the first three months of 2003 and 2002, as the effect would have been antidilutive.

Note 4.  Accounts Receivable - Claims and Other
     As of March 31, 2003, we had approximately $6 Million of receivables due from the U.S. government as a result of increases in military cargo revenues, which were paid in early April.

Note 5.  New Accounting Pronouncements
     In April of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are no longer treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board ("APB") Opinion No. 30. We adopted SFAS No. 145 effective January 1, 2003, and reclassified gains and losses on early extinguishment of debt reported in prior period income statements, as those amounts no longer qualify for extraordinary treatment under SFAS No. 145. We reported gains (losses) related to the early extinguishment of debt of $1,260,000 and ($48,000) for the periods ended March 31, 2003, and 2002, respectively.
     In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. We adopted SFAS No.
146 effective January 1, 2003, which had no material effect on our financial position.
     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We continue to apply Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," in accounting for our stock-based compensation. Therefore, the alternative methods of transition referred to above do not apply. We have adopted the disclosure requirements of SFAS No.
148. If compensation expense had been determined using the fair value method in SFAS No. 123, our net income (loss) and earnings (loss) per share for the three months ended March 31, 2003 and 2002 would have agreed to the actual amounts reported due to all outstanding stock options being fully vested and no options being granted during these periods.

                                     ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Forward-Looking Statements
---------------------------
     Certain statements made by us or on our behalf in this report or elsewhere that are not based on historical facts are intended to be "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on beliefs and assumptions about future events that are inherently unpredictable and are therefore subject to significant risks and uncertainties. In this report, the terms "we," "us," "our," and "the Company" refer to International Shipholding Corporation and its subsidiaries.
     Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business and asset dispositions; (5) estimated obligations, and the timing thereof, to U.S. Customs relating to foreign repair work; (6) the adequacy and availability of capital resources on commercially acceptable terms; (7) our ability to remain in compliance with our debt covenants; (8) anticipated trends in government sponsored cargoes; (9) our ability to maintain our government subsidies; and
(10) the anticipated improvement in the results of our Mexican service.
     We caution readers that certain important factors have affected, and are likely in the future to affect, our ability to achieve our expectations in those areas and in others, including our actual consolidated results of operations. Such factors may, and in some cases are likely to, cause future results to differ materially from those expressed in or implied by any forward-looking statements made in this report or elsewhere by us or on our behalf. Such factors include, without limitation, (1) political events in the United States and abroad, including terrorism, and the U.S. military's response to those events; (2) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (3) charter hire rates and vessel utilization rates; (4) unanticipated trends in operating expenses such as fuel and labor costs; (5) trends in interest rates, and the availability and cost of capital to us; (6) the frequency and severity of claims against us, and unanticipated court results and changes in laws and regulations; (7) our success in renewing existing contracts and securing new ones, in each case on favorable economic terms; (8) unplanned maintenance and out-of-service days; (9) the ability of customers to fulfill obligations with us; and (10) the performance of our unconsolidated subsidiaries.
     A more complete description of certain of these important factors is contained in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

General
-------
     Our vessels are operated under a variety of charters, liner services, and contracts. The nature of these arrangements is such that, without a material variation in gross voyage profits (total revenues less voyage expenses and vessel and barge depreciation), the revenues and expenses attributable to a vessel deployed under one type of charter or contract can differ substantially from those attributable to the same vessel if deployed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, our revenues and expenses can fluctuate substantially from one period to another even though the number of vessels deployed, the number of voyages completed, the amount of cargo carried and the gross voyage profit derived from the vessels remain relatively constant. As a result, fluctuations in voyage revenues and expenses are not necessarily indicative of trends in profitability, and our management believes that gross voyage profit is a more appropriate measure of performance than revenues. Accordingly, the discussion below addresses variations in gross voyage profits rather than variations in revenues.


                              RESULTS OF OPERATIONS
                             -----------------------
                        THREE MONTHS ENDED MARCH 31, 2003
                 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Gross Voyage Profit
-------------------
     Gross voyage profit increased 79.3% from $5.9 Million in the first quarter of 2002 as compared to $10.5 Million in the first quarter of 2003. The changes associated with each of our segments are discussed below.
     LINER SERVICES: Gross voyage loss for this segment improved from a loss of $1.5 Million in the first quarter of 2002 to a loss of $9,000 in the first quarter of 2003. The improvement was a result of the new U.S. Flag LASH Liner service, which commenced operations in November of 2002, and higher cargo volume on the Foreign Flag LASH Liner service in the current period. Included in the gross voyage loss for this segment was vessel and barge depreciation, which overall was comparable for the two periods reported. Included in vessel and barge depreciation in the first quarter of 2002 was depreciation on our Foreign Flag LASH vessel, which was sold and leased back in the fourth quarter of 2002. The lease qualified for treatment as an operating lease and the lease payments are included in voyage expenses in 2003. Offsetting this decrease in depreciation, in first quarter of 2003, is depreciation on capitalized costs associated with the upgrade work performed on one of our Foreign Flag LASH vessels in the fourth quarter of 2002.
     TIME CHARTER CONTRACTS: The increase in this segment's gross voyage profit from $7.4 Million in the first quarter of 2002 to $9.7 Million in the first quarter of 2003 was attributable primarily to the fact that our Coal Carrier operating in the coast-wise trade was utilized for the full quarter under its basic time charter contract as compared to the same quarter of the previous year when it was out of service fourteen days for repairs and during which it operated fifty-two days in the spot market at lower rates as compared to its base charter. The vessel's base charter covers about 67% of its operating days during the year 2003 with the balance of its time spent in the spot commercial market.

     CONTRACTS OF AFFREIGHTMENT: The decrease in this segment's gross voyage profit from $1.5 Million in the first quarter of 2002 to $1.2 Million in the first quarter of 2003 resulted primarily from a payment received in 2002 for loss of hire from an insurance claim relating to pre-existing damages identified during a scheduled drydocking.
     RAIL-FERRY SERVICE: Gross voyage loss for this segment improved from a loss of $1.1 Million in the first quarter of 2002 to a loss of $733,000 in the first quarter of 2003. The improvement was a result of higher cargo volume.
     OTHER: Gross voyage profit for this segment improved from a loss of $464,000 in the first quarter of 2002 to a profit of $309,000 in the first quarter of 2003. Included in the first quarter of 2003 are the results of the bareboat charter agreements for two vessels currently under Maritime Security Program contracts, which were not on charter during the same period of 2002.

Other Income and Expense
-------------------------
     Administrative and general expenses decreased 9.8% from $4.4 Million in the first quarter of 2002 to $4 Million in the first quarter of 2003. The decrease in the current period is primarily a result of the first quarter of 2002 including severance payments related to non-recurring staff reductions.
     Interest expense decreased 24.7% from $4.6 Million in the first quarter of 2002 to $3.5 Million in the first quarter of 2003. Decreases due to regularly scheduled payments on outstanding debt and lower interest rates accounted for $365,000 of the total difference. Reduced cost from the early repayment of our 9% Senior Notes and 7.75% Senior Notes, which was partially offset by the cost of new financings used to repurchase the Notes, accounted for approximately $714,000 of the decrease.
     Investment income of $228,000 earned during the first quarter of 2003 was slightly lower than the $312,000 in the first quarter of 2002 primarily as a result of lower invested balances in the current period.
     Other income decreased from $1.3 Million in the first quarter of 2002 to $22,000 in the first quarter of 2003 primarily as a result of interest collected in 2002 on foreign tax refunds received in prior years.
     Gain on early extinguishment of debt of $1,260,000 in the first quarter of 2003 resulted from the retirement at a discount of approximately $7.9
Million of our 7.75% Senior Notes due in 2007.   The loss of $48,000 reported
in the first quarter of 2002 resulted primarily from the retirement at a slight premium of approximately $11.4 Million of our 9% Senior Notes due in 2003. The remaining amount of the 9% Senior Notes were retired by the end of December 2002.

Income Taxes
-------------
     We had a tax provision of $1.6 Million for the first quarter of 2003 and a tax benefit of $576,000 for the first quarter of 2002 at the statutory rate of 35% for both periods.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------
     Equity in net income of unconsolidated entities, net of taxes, of $67,000 and $169,000 for the first quarter of 2003 and 2002, respectively, was primarily related to our minority interest in companies owning and operating cement carrying vessels.


                       LIQUIDITY AND CAPITAL RESOURCES
                      ---------------------------------

     The following discussion should be read with the more detailed Consolidated Condensed Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.
     Our working capital increased from $9.1 Million at December 31, 2002, to $15.3 Million at March 31, 2003. Of the $55.5 Million in current liabilities, $21 Million related to the current maturities of long-term debt at March 31, 2003. Cash and cash equivalents increased during the first quarter of 2003 by $2.8 Million from $3.5 Million at December 31, 2002, to $6.3 Million at March 31, 2003. The increase was due to cash provided by operating activities of $10.3 Million, partially offset by cash used for investing activities of $1.9 Million and financing activities of $5.6 Million.
     Operating activities generated a positive cash flow after adjusting the net income of $3 Million for non-cash provisions such as depreciation and amortization. Cash used for investing activities of $1.9 Million was primarily to cover payments for vessel upgrades.
     Cash used for financing activities of $5.6 Million included $6.5 Million used to repurchase $7.9 Million of our 7.75% Senior Notes at a discount, $3.1 Million used for regularly scheduled payments of debt, and $6 Million used to repay draws on our line of credit. These uses were partially offset by proceeds of $10 Million from draws on our line of credit.
     As of March 31, 2003, $5 Million was drawn on our $10 Million revolving credit facility, which expires in April of 2005. During the first quarter of 2003, we entered into an agreement for a $5 Million overline credit facility, which expires in December of 2003. This overline credit facility was fully available as of March 31, 2003.
     Debt and Lease Obligations - We have several vessels under operating leases, including three Pure Car/Truck Carriers, one LASH vessel, one Ice Strengthened Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel. Our obligations associated with these leases are disclosed in the table below.
     The following is a summary of our debt and lease obligations as of March 31, 2003:

                          Apr. 1-
Debt and Lease            Dec. 31,
 Obligations (000's)       2003     2004     2005     2006     2007  Thereafter
-------------------------------------------------------------------------------
Long-term debt            $ 18,285 $ 19,043 $ 24,809 $ 18,496 $ 87,777 $ 38,500
Operating leases            17,496   23,329   17,941   17,856   17,856  124,150
                         ------------------------------------------------------
  Total by period         $ 35,781 $ 42,372 $ 42,750 $ 36,352 $105,633 $162,650
                         ======================================================

     Debt Covenant Compliance Status - We have met all of the financial covenants under our various debt agreements, after they were amended for the full year 2002. We have met, as of March 31, 2003, the more restrictive financial covenants that became effective in 2003, and believe we will continue to meet them in 2003, although we cannot give assurances at this time.
     If our cash flow and capital resources are not sufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.
     Sale of Coal Transfer Terminal Facility - During the first quarter of 2003, we reached an agreement in principle to sell our previously idle coal transfer terminal facility and land for approximately book value. The agreement was finalized in May of 2003.
     Mexican Service Results - We expect the results of the Mexican Service to continue to improve and to contribute to our cash flows. If outside market conditions impact those projections, we believe we could find alternative placement for the two vessels supporting the service.
     Coal Carrier Contract - Our Coal Carrier's base charter covers about 67% of its operating days during the year 2003 with the balance of its time spent in the spot commercial market. In 2004 and thereafter, the base charter covers less operating days, approximately 58%. Although in the past we have been able to find commercial employment for this vessel, we cannot give any assurances that we will be able to continue finding employment for the remainder of the operating days during these periods.
     Dividend Payments - In view of the impairment loss recognized on Assets Held for Disposal during 2001, and to comply with certain financial covenants under our debt agreements, the suspension of quarterly dividend payments on our common shares of stock remains in effect.
     Environmental Issues - We have not been notified that we are a potentially responsible party in connection with any environmental matters.


                      NEW ACCOUNTING PRONOUNCEMENTS
                     -------------------------------

     In April of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and
Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are no longer treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board ("APB") Opinion No. 30. We adopted SFAS No. 145 effective January 1, 2003, and reclassified gains and losses on early extinguishment of debt reported in prior period income statements, as those amounts no longer qualify for extraordinary treatment under SFAS No. 145. We reported gains (losses) related to the early extinguishment of debt of $1,260,000 and ($48,000) for the periods ended March 31, 2003, and 2002, respectively.

     In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging
Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for
Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003, which had no material effect on our financial position.
     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.
We continue to apply Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," in accounting for our stock-based compensation. Therefore, the alternative methods of transition referred to above do not apply. We have adopted the disclosure requirements of SFAS No.
148. If compensation expense had been determined using the fair value method in SFAS No. 123, our net income (loss) and earnings (loss) per share for the three months ended March 31, 2003 and 2002 would have agreed to the actual amounts reported due to all outstanding stock options being fully vested and no options being granted during these periods.


                                      ITEM 3.
         QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk. We utilize derivative financial instruments including forward exchange contracts, interest rate swap agreements, and commodity swap agreements to manage certain of these exposures. We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation. We neither hold nor issue financial instruments for trading purposes.
     INTEREST RATE RISK. The fair value of long-term debt at March 31, 2003, including current maturities, was estimated to be $209.1 Million compared to a carrying value of $206.7 Million. The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at March 31, 2002, would be approximately $2.7 Million or 1.3% of the carrying value.
     The fair value of the interest rate swap agreement discussed in our Form 10-K was a liability of $1.6 Million at March 31, 2003, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date taking into account current market conditions and interest rates. A hypothetical 10% decrease in interest rates as of March 31, 2003, would have resulted in a $31,000 increase in the fair value of the liability.
     COMMODITY PRICE RISK. In addition to the commodity swap agreements discussed in our Form 10-K, we entered into three additional agreements in 2003 at various contract prices ranging from $124 to $158.75 per metric ton of fuel. The fair value of the commodity swap agreements was an asset of $825,000 at March 31, 2003, estimated based on the difference between price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreements. A hypothetical 10% decrease in the fuel price per ton of fuel as of March 31, 2003, would have resulted in a $825,000 decrease in the fair value of the asset.
     FOREIGN EXCHANGE RATE RISK. There were no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

                                     ITEM 4.
                            CONTROLS AND PROCEDURES

     (a) Within the 90-day period prior to filing this report, we conducted an evaluation of the effectiveness of our "disclosure controls and procedures," as that phrase is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").
     Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic filings with the Securities and Exchange Commission ("SEC"), and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
     (b) Subsequent to the date of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II - OTHER INFORMATION
                                    ITEM 4.
                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Shareholders was held April 23, 2003. The matters voted upon and the results of the voting were as follows:

(1)	Election of Board of Directors:

        Nominee                 Shares Voted For         Withheld Authority
	-----------------       ----------------         ------------------
        Niels W. Johnsen            5,921,965                  10,466
        Erik F. Johnsen             5,921,965                  10,466
        Niels M. Johnsen            5,922,222                  10,209
        Erik L. Johnsen             5,922,222                  10,209
        Harold S. Grehan, Jr.       5,921,977                  10,454
        Raymond V. O'Brien, Jr.     5,921,977                  10,454
        Edwin Lupberger             5,922,234                  10,197
        Edward K. Trowbridge        5,921,977                  10,454

(2) Ratification of Ernst & Young LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2003:

Shares Voted For                    5,930,165
Shares Voted Against                       97
Abstentions                             2,168



                                        ITEM 6.

                           EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBIT INDEX
				Exhibit Number	Description
                                --------------  --------------------------
        Part II Exhibits:        3              Restated Certificate of
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

                                99.1            Certification of Chief
                                                Executive Officer Pursuant
                                                to 18 U.S.C. Section 1350
                                                as Adopted Pursuant to
                                                Section 906 of the
                                                Sarbanes-Oxley Act of 2002

                                99.2            Certification of Chief
                                                Financial Officer Pursuant
                                                to 18 U.S.C. Section 1350
                                                as Adopted Pursuant to
                                                Section 906 of the
                                                Sarbanes-Oxley Act of 2002

(b) On April 24, 2003, we filed a current report on Form 8-K to furnish the public announcement of our first quarter 2003 earnings.

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


INTERNATIONAL SHIPHOLDING CORPORATION


/s/ Gary L. Ferguson
_____________________________________________
Gary L. Ferguson
Vice President and Chief Financial Officer


Date       May 14, 2003
     ___________________________

                                    CERTIFICATION

I, Erik F. Johnsen, certify that:

1. 	I have reviewed this quarterly report on Form 10-Q of International
Shipholding Corporation;

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

6. 	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003

/s/ Erik F. Johnsen
______________________________
Erik F. Johnsen
Chairman of the Board of Directors and Chief Executive Officer
International Shipholding Corporation

                                     CERTIFICATION

I, Gary L. Ferguson, certify that:

1. 	I have reviewed this quarterly report on Form 10-Q of International
Shipholding Corporation;

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

6. 	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003

/s/ Gary L. Ferguson
______________________________
Gary L. Ferguson
Vice President and Chief Financial Officer
International Shipholding Corporation