Form 10-K/A
period 2002-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2003-06-27
CIK 278041

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------
                                   FORM 10-K/A

(MARK ONE)                     AMENDMENT NO. 1 TO
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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
              SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                       NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                                                 ON WHICH REGISTERED
    -------------------                                                                 -------------------
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

     Common stock, $1 par value..............  6,082,887 shares outstanding as of February 24, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's definitive proxy statement dated March 13, 2003, have been incorporated by reference into Part III of this Form 10-K.
================================================================================

                                EXPLANATORY NOTE

         International Shipholding Corporation and its subsidiaries ("the Company") has a 30% equity interest in Belden Cement Holding Inc., a Panamanian limited company ("BCH"). BCH is a holding company engaged in the cement shipping industry through its eight wholly-owned subsidiaries. Because in 2002 the Company had a slight loss, the Company's equity in BCH's income during the same period met the significant subsidiary test at the 20% level. As a result, the Company is required by Rule 3-09 of Regulation S-X to provide audited consolidated financial statements for BCH for the year ended December 31, 2002 by June 30, 2003. Item 15 is the only portion of the 2002 Form 10-K being supplemented or amended by this Form 10-K/A.

         With this Amendment No. 1 to this Form 10-K for the year ended December 31, 2002, the Company is filing unaudited consolidated financial statements for BCH and separate audited financial statements for each of the eight subsidiairies of BCH along with audited unconsolidated financial statements of BCH . These financial statements were provided to the Company by BCH. In reliance on Rule 12b-21 under the Securities Exchange Act of 1934, the Company is omitting audited consolidated financial statements of BCH because the Company does not have them and they are not reasonably available to the Company since they rest peculiarly within the knowledge of BCH, which the Company does not control. The Company has requested audited consolidated financial statements from BCH and believes it is entitled to receive them under the terms of a Shareholders Agreement among the shareholders of BCH. In response to that request, however, BCH provided only the unaudited consolidated financial statements for BCH and the individual audited financial statements for the eight subsidiaries along with audited unconsolidated financial statements of BCH, and has stated that it would be uneconomical for BCH to provide the audited consolidated financial statements, although it has offered to provide them if the Company pays for the associated costs. The Company is continuing to negotiate with BCH to resolve the matter.

         Because the Company has provided with this filing audited financial statements for each subsidiary of BCH and audited unconsolidated financial statements of BCH along with unaudited consolidated financial statements for BCH, the Company does not expect the audited consolidated financial statements of BCH, when and if obtained, to provide any additional material information to the Company's shareholders. If the Company obtains the financial statements, it will file them as a further amendment to this Form 10-K.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.  Financial Statements

         The information provided on the Report on Form 10-K filed on March 12, 2003 is not being amended by this Report on Form 10-K/A.

     2.  Financial Statement Schedules

         The following financial statement schedules are included on pages A-1 through A-123 of this Form 10-K/A.

         Unaudited Consolidated Balance Sheet of Belden Cement Holding Inc. as at 31 December 2002 Unaudited Consolidated Profit and Loss Account of Belden Cement Holding Inc. for the year ended 31 December 2002

         Statement by Board of Directors for Belden Cement Holding Inc. for the year ended 31 December 2002

         Report of the Auditors to the Members of Belden Cement Holding Inc.

         Balance Sheets of Belden Cement Holding Inc. as at 31 December 2002

         Profit and Loss Account of Belden Cement Holding Inc. for the year ended 31 December 2002

         Statement of Changes in Equity of Belden Cement Holding Inc. for the year ended 31 December 2002

         Statement of Cash Flows in Equity of Belden Cement Holding Inc. for the year ended 31 December 2002

         Notes to the Financial Statements of Belden Cement Holding Inc. for the year ended 31 December 2002

         Statement by Board of Directors for Belden Management Inc. for the year ended 31 December 2002

         Report of the Auditors to the Members of Belden Management Inc.

         Balance Sheets of Belden Management Inc. as at 31 December 2002

         Profit and Loss Account of Belden Management Inc. for the year ended 31 December 2002

         Statement of Changes in Equity of Belden Management Inc. for the year ended 31 December 2002

         Notes to the Financial Statements of Belden Management Inc. for the year ended 31 December 2002

         Director's Report for Belden Shipping Pte Ltd for the year ended 31 December 2002

         Statement by Board of Directors for Belden Shipping Pte Ltd for the year ended 31 December 2002

         Report of the Auditors to the Members of Belden Shipping Pte Ltd.

         Balance Sheets of Belden Shipping Pte Ltd as at 31 December 2002

         Profit and Loss Account of Belden Shipping Pte Ltd for the year ended 31 December 2002

         Notes to the Financial Statements of Belden Shipping Pte Ltd for the year ended 31 December 2002

         Statement by Board of Directors for Mattea Shipping Inc. for the year ended 31 December 2002

         Report of the Auditors to the Members of Mattea Shipping Inc.

         Balance Sheets of Mattea Shipping Inc. as at 31 December 2002

         Profit and Loss Account of Mattea Shipping Inc. for the year ended 31 December 2002

         Statement of Changes in Equity of Mattea Shipping Inc. for the year ended 31 December 2002

         Statement of Cash Flows in Equity of Mattea Shipping Inc. for the year ended 31 December 2002

         Notes to the Financial Statements of Mattea Shipping Inc. for the year ended 31 December 2002

         Statement by Board of Directors for Echelon Shipping Inc. for the year ended 31 December 2002

         Report of the Auditors to the Members of Echelon Shipping Inc.

         Balance Sheets of Echelon Shipping Inc. as at 31 December 2002

         Profit and Loss Account of Echelon Shipping Inc. for the year ended 31 December 2002

         Statement of Changes in Equity of Echelon Shipping Inc. for the year ended 31 December 2002

         Statement of Cash Flows in Equity of Echelon Shipping Inc. for the year ended 31 December 2002

         Notes to the Financial Statements of Echelon Shipping Inc. for the year ended 31 December 2002

         Statement by Board of Directors for Shining Star Shipping Inc. for the year ended 31 December 2002

         Report of the Auditors to the Members of Shining Star Shipping Inc.

         Balance Sheets of Shining Star Shipping Inc. as at 31 December 2002

         Profit and Loss Account of Shining Star Shipping Inc. for the year ended 31 December 2002

         Statement of Changes in Equity of Shining Star Shipping Inc. for the year ended 31 December 2002

         Statement of Cash Flows in Equity of Shining Star Shipping Inc. for the year ended 31 December 2002

         Notes to the Financial Statements of Shining Star Shipping Inc. for the year ended 31 December 2002

         Statement by Board of Directors for Emblem Shipping Inc. for the year ended 31 December 2002

         Report of the Auditors to the Members of Emblem Shipping Inc.

         Balance Sheets of Emblem Shipping Inc. as at 31 December 2002

         Profit and Loss Account of Emblem Shipping Inc. for the year ended 31 December 2002

         Statement of Changes in Equity of Emblem Shipping Inc. for the year ended 31 December 2002

         Statement of Cash Flows in Equity of Emblem Shipping Inc. for the year ended 31 December 2002

         Notes to the Financial Statements of Emblem Shipping Inc. for the year ended 31 December 2002

         Statement by Board of Directors for Yakumo Shipping Inc. for the year ended 31 December 2002

         Report of the Auditors to the Members of Yakumo Shipping Inc.

         Balance Sheets of Yakumo Shipping Inc. as at 31 December 2002

         Profit and Loss Account of Yakumo Shipping Inc. for the year ended 31 December 2002

         Statement of Changes in Equity of Yakumo Shipping Inc. for the year ended 31 December 2002

         Statement of Cash Flows in Equity of Yakumo Shipping Inc. for the year ended 31 December 2002

         Notes to the Financial Statements of Yakumo Shipping Inc. for the year ended 31 December 2002

         Statement by Board of Directors for Tilbury Shipping Inc. for the year ended 31 December 2002

         Report of the Auditors to the Members of Tilbury Shipping Inc.

         Balance Sheets of Tilbury Shipping Inc. as at 31 December 2002

         Profit and Loss Account of Tilbury Shipping Inc. for the year ended 31 December 2002

         Statement of Changes in Equity of Tilbury Shipping Inc. for the year ended 31 December 2002

         Statement of Cash Flows in Equity of Tilbury Shipping Inc. for the year ended 31 December 2002

         Notes to the Financial Statements of Tilbury Shipping Inc. for the year ended 31 December 2002

         3.       Exhibits

         The information provided on the Report on Form 10-K filed on March 12, 2003 is not being amended by this Report on Form 10-K/A.

         (b)      Reports on Form 8-K filed during the quarter ended December
                  31, 2002.

         The information provided on the Report on Form 10-K filed on March 12, 2003 is not being amended by this Report on Form 10-K/A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)

                                        /s/ Gary L. Ferguson

June 27, 2003              By    _______________________________________
                                          Gary L. Ferguson
                                    Vice President and Chief Financial Officer

                     INDEX OF FINANCIAL STATEMENT SCHEDULES

Unaudited Consolidated Balance Sheet of Belden Cement Holding Inc.
   as at 31 December 2002..................................................................................      A-5

Unaudited Consolidated Profit and Loss Account of Belden Cement
   Holding Inc. for the year ended 31 December 2002........................................................      A-6

Statement by Board of Directors for Belden Cement Holding Inc.
   for the year ended 31 December 2002.....................................................................      A-7

Report of the Auditors to the Members of Belden Cement Holding Inc.........................................      A-8

Balance Sheets of Belden Cement Holding Inc.
   as at 31 December 2002..................................................................................      A-9

Profit and Loss Account of Belden Cement Holding Inc.
   for the year ended 31 December 2002.....................................................................     A-10

Statement of Changes in Equity of Belden Cement Holding Inc.
   for the year ended 31 December 2002.....................................................................     A-11

Statement of Cash Flows in Equity of Belden Cement Holding Inc.
   for the year ended 31 December 2002.....................................................................     A-12

Notes to the Financial Statements of Belden Cement Holding Inc.
   for the year ended 31 December 2002.....................................................................     A-13

Statement by Board of Directors for Belden Management Inc.
   for the year ended 31 December 2002.....................................................................     A-20

Report of the Auditors to the Members of Belden Management Inc.............................................     A-21

Balance Sheets of Belden Management Inc.
   as at 31 December 2002..................................................................................     A-22

Profit and Loss Account of Belden Management Inc.
   for the year ended 31 December 2002.....................................................................     A-23

Statement of Changes in Equity of Belden Management Inc.
   for the year ended 31 December 2002.....................................................................     A-24

Notes to the Financial Statements of Belden Management Inc.
   for the year ended 31 December 2002.....................................................................     A-25

Director's Report for Belden Shipping Pte Ltd
   for the year ended 31 December 2002.....................................................................     A-31

Statement by Board of Directors for Belden Shipping Pte Ltd
   for the year ended 31 December 2002.....................................................................     A-35

Report of the Auditors to the Members of Belden Shipping Pte Ltd...........................................     A-36

Balance Sheets of Belden Shipping Pte Ltd
   as at 31 December 2002..................................................................................     A-37

Profit and Loss Account of Belden Shipping Pte Ltd
   for the year ended 31 December 2002.....................................................................     A-38

Notes to the Financial Statements of Belden Shipping Pte Ltd
   for the year ended 31 December 2002.....................................................................     A-39

Statement by Board of Directors for Mattea Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-47

Report of the Auditors to the Members of Mattea Shipping Inc...............................................     A-48

Balance Sheets of Mattea Shipping Inc.
   as at 31 December 2002..................................................................................     A-49

Profit and Loss Account of Mattea Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-50

Statement of Changes in Equity of Mattea Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-51

Statement of Cash Flows in Equity of Mattea Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-52

Notes to the Financial Statements of Mattea Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-53

Statement by Board of Directors for Echelon Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-59

Report of the Auditors to the Members of Echelon Shipping Inc..............................................     A-60

Balance Sheets of Echelon Shipping Inc.
   as at 31 December 2002..................................................................................     A-61

Profit and Loss Account of Echelon Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-62

Statement of Changes in Equity of Echelon Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-63

Statement of Cash Flows in Equity of Echelon Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-64

Notes to the Financial Statements of Echelon Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-65

Statement by Board of Directors for Shining Star Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-72

Report of the Auditors to the Members of Shining Star Shipping Inc.........................................     A-73

Balance Sheets of Shining Star Shipping Inc.
   as at 31 December 2002..................................................................................     A-74

Profit and Loss Account of Shining Star Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-75

Statement of Changes in Equity of Shining Star Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-76

Statement of Cash Flows in Equity of Shining Star Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-77

Notes to the Financial Statements of Shining Star Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-78

Statement by Board of Directors for Emblem Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-86

Report of the Auditors to the Members of Emblem Shipping Inc...............................................     A-87

Balance Sheets of Emblem Shipping Inc.
   as at 31 December 2002..................................................................................     A-88

Profit and Loss Account of Emblem Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-89

Statement of Changes in Equity of Emblem Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-90

Statement of Cash Flows in Equity of Emblem Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-91

Notes to the Financial Statements of Emblem Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-92

Statement by Board of Directors for Yakuma Shipping Inc.
   for the year ended 31 December 2002.....................................................................     A-99

Report of the Auditors to the Members of Yakuma Shipping Inc...............................................    A-100

Balance Sheets of Yakuma Shipping Inc.
   as at 31 December 2002..................................................................................    A-101

Profit and Loss Account of Yakuma Shipping Inc.
   for the year ended 31 December 2002.....................................................................    A-102

Statement of Changes in Equity of Yakuma Shipping Inc.
   for the year ended 31 December 2002.....................................................................    A-103

Statement of Cash Flows in Equity of Yakuma Shipping Inc.
   for the year ended 31 December 2002.....................................................................    A-104

Notes to the Financial Statements of Yakuma Shipping Inc.
   for the year ended 31 December 2002.....................................................................    A-105

Statement by Board of Directors for Tilbury Shipping Inc.
   for the year ended 31 December 2002.....................................................................    A-111

Report of the Auditors to the Members of Tilbury Shipping Inc..............................................    A-112

Balance Sheets of Tilbury Shipping Inc.
   as at 31 December 2002..................................................................................    A-113

Profit and Loss Account of Tilbury Shipping Inc.
   for the year ended 31 December 2002.....................................................................    A-114

Statement of Changes in Equity of Tilbury Shipping Inc.
   for the year ended 31 December 2002.....................................................................    A-115

Statement of Cash Flows in Equity of Tilbury Shipping Inc.
   for the year ended 31 December 2002.....................................................................    A-116

Notes to the Financial Statements of Tilbury Shipping Inc.
   for the year ended 31 December 2002.....................................................................    A-117

BELDEN CEMENT HOLDING INC.                            CONSOLIDATED BALANCE SHEET
UNAUDITED                                                 AS AT 31 DECEMBER 2002

                                                                2002
                                                                US$
NON-CURRENT ASSETS
Property, plant and equipment                                56,338,356
Investment in associate                                          18,304
Loan to a third party                                            50,000
                                                           ------------
                                                             56,406,660

CURRENT ASSETS
Trade receivables                                               126,000
Other receivables                                               948,573
Amounts owing to shareholders                                    10,000
Cash and cash equivalents                                     4,387,919
                                                           ------------
                                                              5,472,492

    Less :
CURRENT LIABILITIES
Trade payables and accruals                                     215,107
Accrued expenses                                                277,622
Advance charter hire                                            413,343
Loan from shareholders                                          500,000
Current portion of debt obligations                           7,039,861
                                                           ------------
                                                              8,445,933
                                                           ------------
NET CURRENT ASSETS                                           (2,973,441)

NON-CURRENT LIABILITIES
Loans from shareholders                                      (8,069,250)
Long-term portion of debt obligations                       (35,409,942)
                                                           ------------
NET ASSETS                                                 $  9,954,027
                                                           ============

CAPITAL AND RESERVES
Share capital                                                    10,000
Reserves                                                      9,944,027
                                                           ------------
                                                           $  9,954,027
                                                           ============

BELDEN CEMENT HOLDING INC.                  CONSOLIDATED PROFIT AND LOSS ACCOUNT
UNAUDITED                                   FOR THE YEAR ENDED 31 DECEMBER 2002

                                                                2002
                                                                US$
REVENUE                                                      18,530,786
Other operating income                                          324,204
Depreciation of property, plant and equipment                (6,471,180)
Vessel operating expenses                                    (4,329,029)
Offhire expenses                                               (166,997)
Commission                                                     (397,215)
Management Fee                                                  (41,473)
Legal and consultancy fee                                      (327,788)
Compensation fee                                                (96,754)
Staff costs                                                    (310,924)
Communication cost                                              (71,317)
Other operating expenses                                       (199,226)
                                                           ------------
PROFIT FROM OPERATIONS                                        6,443,087

Finance costs                                                (3,493,864)
                                                           ------------
PROFIT BEFORE TAXATION                                        2,949,223

Taxation                                                       (134,112)
                                                           ------------
PROFIT AFTER TAXATION                                      $  2,815,111
                                                           ============

BELDEN CEMENT HOLDING INC.                       STATEMENT BY BOARD OF DIRECTORS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

We, ALF JOHAN LOVEN ANDERSEN and DAG AUDUN ROMMEN, being attorneys-in-fact of Belden Cement Holding Inc., do hereby state that in our opinion the financial statements set out on pages 3 to 13 are drawn up so as to present fairly the state of affairs of the Company as at 31 December 2002 and the results of the business, changes in equity and cash flows of the Company for the year ended on that date.

On behalf of the Board of Directors

/s/ Alf Johan Loven Andersen
-------------------------------------------
ALF JOHAN LOVEN ANDERSEN
Attorney-in-fact

/s/ Dag Audun Rommen
-------------------------------------------
DAG AUDUN ROMMEN
Attorney-in-fact

SINGAPORE

25 March 2003

REPORT OF THE AUDITORS TO THE MEMBERS OF
BELDEN CEMENT HOLDING INC.

We have audited the financial statements of Belden Cement Holding Inc. for the year ended 31 December 2002 as set out on pages 3 to 13. These financial statements are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Singapore Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As stated in Note 3 to the Company's financial statements, the Company's presentation of consolidated financial statements is not in accordance with Singapore Statement of Accounting Standard 26 which requires the preparation of one set of consolidated financial statements for the Company and its subsidiaries.

Except for the foregoing, in our opinion, the financial statements of the Company are properly drawn up in accordance with Singapore Statements of Accounting Standard and so as to present fairly, in all material respects, the state of affairs of the Company as at 31 December 2002 and the results, changes in equity and cash flows of the Company for the year ended on that date.

/s/ KPMG

KPMG

CERTIFIED PUBLIC ACCOUNTANTS

SINGAPORE

25 March 2003

BELDEN CEMENT HOLDING INC.                                         BALANCE SHEET
ANNUAL REPORT                                             AS AT 31 DECEMBER 2002

                                      NOTE              2002              2001
                                                        US$               US$
NON-CURRENT ASSETS
Investment in subsidiaries              5            16,811,055        16,041,055

CURRENT ASSETS

                                                   ------------      ------------
Loan to a subsidiary                    6               703,530           255,961
Amounts owing by shareholders           7                10,000            10,000
Cash and cash equivalents                             1,238,051           702,739
                                                   ------------      ------------
                                                      1,951,581           968,700
                                                   ------------      ------------
    Less:
CURRENT LIABILITIES
Accrued expenses                                         19,978             2,778
Amount owing to a subsidiary            6                10,000            10,000
                                                   ------------      ------------
                                                         29,978            12,778
                                                   ------------      ------------
NET CURRENT ASSETS                                    1,921,603           955,922

NON-CURRENT LIABILITIES
Loans from shareholders                 8            (8,069,250)       (9,082,815)
                                                   ------------      ------------
NET ASSETS                                         $ 10,663,408     $   7,914,162
                                                   ------------      ------------

CAPITAL AND RESERVES
Share capital                           9                10,000            10,000
Reserves                               10            10,653,408         7,904,162
                                                   ------------      ------------
                                                   $ 10,663,408      $  7,914,162
                                                   ------------      ------------

  The accompanying notes form an integral part of these financial statements.

BELDEN CEMENT HOLDING INC.                               PROFIT AND LOSS ACCOUNT
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                      NOTE             2002              2001
                                                       US$               US$
REVENUE                               11           3,325,000        2,185,000
Other income                          12(a)           24,414            1,777
Consultancy fee                                      (19,961)               -
Legal fee                                            (67,315)         (27,935)
Other operating expenses                              (4,152)          (2,920)
                                                 -----------      -----------
PROFIT from operations                             3,257,986        2,155,922

Finance costs                         12(b)         (508,740)        (432,815)
                                                 -----------      -----------
PROFIT FOR THE YEAR                              $ 2,749,246      $ 1,723,107
                                                 -----------      -----------

  The accompanying notes form an integral part of these financial statements.

BELDEN CEMENT HOLDING INC.                        STATEMENT OF CHANGES IN EQUITY
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                 SHARE          SHARE         RETAINED
                                                CAPITAL        PREMIUM         PROFITS         TOTAL
                                                  US$            US$             US$            US$
Issue of shares                                     10,000      6,181,055              -       6,191,055
Profit for the year                                      -              -      1,723,107       1,723,107
                                             -------------  -------------  -------------   -------------
At 31 December 2001                                 10,000      6,181,055      1,723,107       7,914,162
Profit for the year                                      -              -      2,749,246       2,749,246
                                             -------------  -------------  -------------   -------------
At 31 December 2002                          $      10,000    $ 6,181,055    $ 4,472,353     $10,663,408
                                             -------------  -------------  -------------   -------------

   The accompanying notes form an integral part of these financial statements.

BELDEN CEMENT HOLDING INC.                               STATEMENT OF CASH FLOWS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                                   2002              2001
                                                                    US$               US$
OPERATING ACTIVITIES
Profit before taxation                                           2,749,246         1,723,107
Adjustments for:
Interest income                                                    (24,414)           (1,777)
Interest expense                                                   508,740           432,815
                                                              ------------      ------------
Operating profit before working capital changes                  3,233,572         2,154,145

Changes in working capital:
Accrued expenses                                                    17,200             2,778
                                                              ------------      ------------
Cash generated from operations                                   3,250,772         2,156,923
Interest paid                                                     (822,305)                -
Interest received                                                    1,845               816
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES                             2,430,312         2,157,739
                                                              ------------      ------------

INVESTING ACTIVITIES
Acquisition of shares in subsidiaries                             (770,000)      (16,041,055)
                                                              ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES                              (770,000)      (16,041,055)
                                                              ------------      ------------

FINANCING ACTIVITIES
Loan to a subsidiary                                              (425,000)         (255,000)
Repayment of loans from shareholders                              (700,000)                -
Loans from shareholders                                                  -         8,650,000
Proceeds from issue of share capital                                     -         6,191,055
                                                              ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES                            (1,125,000)       14,586,055
                                                              ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          535,312           702,739
Cash and cash equivalents at beginning of year                     702,739                 -
                                                              ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  1,238,051      $    702,739
                                                              ------------      ------------

   The accompanying notes form an integral part of these financial statements.

BELDEN CEMENT HOLDING INC.                     NOTES TO THE FINANCIAL STATEMENTS
ANNUAL REPORT                                                   31 DECEMBER 2002

These notes form an integral part of the financial statements.

The financial statements were authorised for issue by the Directors on 25 March 2003.

1.       DOMICILE AND ACTIVITIES

         Belden Cement Holding Inc. is a company incorporated in the Republic of Panama. The address of the resident agent is Arango Orillac Building, third floor, 54 Street, Nueva Urbanizacion Obarrio, P.O. Box 5216 Panama 5, Republic of Panama.

         The principal activities of the Company are those of an investment holding company. The principal activities of the subsidiaries are set out in note 5 to the financial statements.

2.       THE RESTRUCTURING

         The Company was incorporated on 6 December 2000 to be the holding company for companies previously owned by the shareholders of the Company. On 10 January 2001, the Company undertook a restructuring (the "Restructuring") to acquire the entire share capital of the following companies, the consideration for which was based on the capital previously injected by the shareholders into these companies:-

                                                                                     CONSIDERATION
       NAME                                                                               US$
Belden Shipping Pte Ltd                                                                  186,765
Belden Management Inc.                                                                    10,000
Echelon Shipping Inc.                                                                  2,250,000
Emblem Shipping Inc.                                                                   2,453,710
Shining Star Shipping Inc.                                                             1,744,290
Tilbury Shipping Inc.                                                                  4,546,290
Yakumo Shipping Inc.                                                                   2,000,000
                                                                                     -----------
Total                                                                                $13,191,055
                                                                                     -----------

         The beneficial interests of the shareholders in the subsidiaries are exactly the same before and after the Restructuring.

3.       CONSOLIDATED FINANCIAL STATEMENTS

         One set of consolidated financial statements has not been prepared for the Company and its subsidiaries as it is the opinion of the shareholders that there is no practical benefit to the shareholders of Belden Cement Holding Inc. from the preparation of one set of consolidated financial statements. This presentation is not in accordance with Singapore Statement of Accounting Standard No. 26, which requires the preparation of one set of consolidated financial statements for the Company and its subsidiaries.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      STATEMENT OF COMPLIANCE

                  Except as stated in note 3, these financial statements have been prepared in accordance with the Singapore Statements of Accounting Standard ("SAS") (including Interpretations of Statements of Accounting Standard) issued by the Institute of Certified Public Accountants of Singapore.

         (b)      BASIS OF PREPARATION

                  The financial statements, expressed in United States dollars, are prepared on the historical cost basis.

         (c)      SUBSIDIARIES

                  Investments in subsidiaries are stated at cost less impairment losses.

         (d)      REVENUE RECOGNITION

                  Dividends from subsidiaries are recognised in the profit and loss account when the shareholder's right to receive payment is established.

         (e)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents comprise cash at banks.

         (f)      AFFILIATED COMPANY

                  An affiliated company is a company which has shareholders in common with the Company.

5.     INVESTMENT IN SUBSIDIARIES

                                                                       2002              2001
                                                                        US$               US$
Unquoted equity shares, at cost                                     $16,811,055      $16,041,055
                                                                    -----------      -----------

        Details of the subsidiaries are as follows:-

                                             PLACE OF           EQUITY               COST OF
                                           INCORPORATION     INTEREST HELD         INVESTMENT
                          PRINCIPAL             AND         2002    2001       2002         2001
     NAME                ACTIVITIES          BUSINESS         %       %         US$          US$
Echelon Shipping         Shipowners        Republic of
Inc.                                         Panama          100      100    2,250,000    2,250,000

Emblem Shipping          Shipowners        Republic of
Inc.                                         Panama          100      100    2,453,710    2,453,710

Mattea Shipping Inc.     Shipowners        Republic of
                                             Panama          100      100    3,450,000    2,850,000

Shining Star             Shipowners        Republic of
Shipping Inc.                                Panama          100      100    1,744,290    1,744,290

Tilbury Shipping Inc.    Shipowners        Republic of
                                             Panama          100      100    4,546,290    4,546,290
Yakumo Shipping          Shipowners        Republic of
Inc.                                         Panama          100      100    2,000,000    2,000,000
Minardi Shipping         Shipowners       Republic of
Inc.                                         Panama          100        -      170,000            -

Belden Management        Commercial       Republic of
Inc.                     manager and         Panama
                         insurer                             100      100       10,000       10,000

Belden Shipping Pte      Commercial       Republic of
Ltd                      ship              Singapore         100      100      186,765      186,765
                         Singapore
                         management
                         and brokering                                     -----------  -----------
                                                                           $16,811,055  $16,041,055
                                                                           -----------  -----------

         The shares of Tilbury Shipping Inc. and Emblem Shipping Inc. are pledged to the bank as additional security for the due performance by the subsidiaries of their duties and obligations under the loan agreements for the financing of the subsidiaries' vessels.

6.       LOAN TO A SUBSIDIARY/AMOUNT OWING TO A SUBSIDIARY

                                                                       2002              2001
                                                                        US$               US$
Principal                                                               680,000          255,000
Accrued interest                                                         23,530              961
                                                                   ------------     ------------
                                                                   $    703,530     $    255,961
                                                                   ------------     ------------

         The amounts owing by and to subsidiaries are unsecured and have no fixed terms of repayment.

7.       AMOUNTS OWING BY SHAREHOLDERS

         The amounts owing by shareholders are unsecured and interest free, with no fixed terms of repayment.

8.       LOANS FROM SHAREHOLDERS

                                                                        2002             2001
                                                                         US$              US$
Principal                                                              7,950,000       8,650,000
Accrued interest                                                         119,250         432,815
                                                                     -----------     -----------
                                                                     $ 8,069,250     $ 9,082,815
                                                                     -----------     -----------

         The loans from shareholders are unsecured. The loans have no fixed terms of repayment and are classified as non-current liabilities in accordance with management's intention to repay the loans after one year.

9.       SHARE CAPITAL

                                                                        2002             2001
                                                                         US$              US$
AUTHORISED, ISSUED AND FULLY PAID:
200 ordinary shares of US$50 each                                  $      10,000   $      10,000
                                                                   -------------   -------------

10.      RESERVES

                                                                        2002             2001
                                                                         US$              US$
Share premium                                                          6,181,055       6,181,055
Retained profits                                                       4,472,353       1,723,107
                                                                     -----------     -----------
                                                                     $10,653,408     $ 7,904,162
                                                                     -----------     -----------

         The application of the share premium account is governed by Panamanian laws and regulations.

         Movements in reserves are set out in the statement of changes in equity.

11.      REVENUE

         Revenue represents gross dividend income from subsidiaries.

12.      PROFIT FROM OPERATIONS

         Profit from operations includes the following:-

                                                                              2002             2001
                                                                               US$             US$
(a)      OTHER OPERATING INCOME

         Interest income from:
         -   banks                                                                  1,695             816
         -   loan to a subsidiary                                                  22,719             961
                                                                            -------------   -------------
                                                                            $      24,414   $       1,777
                                                                            -------------   -------------

(b)      FINANCE COSTS

         Interest paid and payable to:
         -   shareholders                                                    $    508,740   $     432,815
                                                                             ------------   -------------

13.      SIGNIFICANT RELATED PARTY TRANSACTIONS

         For the purpose of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

         During the year, there were the following significant transactions with related parties:-

                                                                                2002             2001
                                                                                 US$              US$
Dividend income   from subsidiaries                                           3,325,000       2,185,000
                                                                              ---------       ---------

14.      FINANCIAL INSTRUMENTS

         (a)      FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

                  Exposure to credit, foreign exchange and interest rate risk arises in the normal course of the Company's business. The Company manages these risks as part of the general day-to-day management of its operations.

         (b)      CREDIT RISK

                  The carrying amounts of financial assets included in the balance sheet represent the Company's maximum exposure to credit risk in relation to those assets.

         (c)      FOREIGN EXCHANGE AND INTEREST RATE RISK

                  The Company believes that it does not have significant foreign exchange and interest rate risk.

                  EFFECTIVE INTEREST RATES AND REPRICING ANALYSIS

                  In respect of interest earning financial assets and liabilities, the following table indicates their effective interest rates at balance sheet date and the periods in which they reprice.

                                 EFFECTIVE                       WITHIN         1 TO 5
2002                    NOTE   INTEREST RATE    TOTAL            1 YEAR          YEARS
FINANCIAL ASSETS                                 US$               US$            US$
Loan to subsidiary        6            6%        625,000          625,000               -
Loan to subsidiary        6            2%         55,000           55,000               -
Cash and cash
  equivalents                       0.25%      1,238,051        1,238,051               -
                                             -----------    -------------     -----------
                                             $ 1,918,051    $   1,918,051     $         -
                                             -----------    -------------     -----------
FINANCIAL LIABILITIES

Loans from
  shareholders            8            6%    $ 7,950,000    $           -     $ 7,950,000
                                             -----------    -------------     -----------

2001
FINANCIAL ASSETS

Loan to subsidiary        6            6%        200,000          200,000               -
Loan to subsidiary        6            2%         55,000           55,000               -
Cash and cash
  equivalents                       0.75%        702,739          702,739               -
                                             -----------    -------------     -----------
                                             $   957,739    $     957,739     $         -
                                             -----------    -------------     -----------
FINANCIAL LIABILITIES

Loans from
  shareholders            8            6%    $ 8,650,000    $           -     $ 8,650,000
                                             -----------    -------------     -----------

         (d)      FAIR VALUES

                  The fair values of the loans from shareholders cannot be reasonably determined as there are no fixed terms of repayment to ascertain the cash flows reliably.

                  The fair values of other financial assets and liabilities are not significantly different from their carrying values.

15.      CONTINGENT LIABILITY

         The Company has issued a guarantee amounting to US$1,100,000 (2001:
         US$600,000) for bank loans taken by its subsidiaries.

16.      SUBSEQUENT EVENTS

         On 10 January 2003, the Company's subsidiary, Belden Shipping Pte Ltd, acquired a wholly-owned subsidiary, Belden Shipping Sweden AB incorporated in Sweden for a consideration of $11,639. The subsidiary's net assets at the date of acquisition were $11,639.

17.      COMMITMENTS

         On 13 December 2002, the Company's subsidiary, Minardi Shipping Inc. has entered into a memorandum of agreement to acquire a vessel M/S Credo (to be renamed as MV Glory Credo) for a consideration of US$1,700,000. The transaction will be completed in 2003.

BELDEN MANAGEMENT INC.                           STATEMENT BY BOARD OF DIRECTORS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

We, ALF JOHAN LOVEN ANDERSEN and DAG AUDUN ROMMEN, being attorneys-in-fact of BELDEN MANAGEMENT INC., do hereby state that in our opinion, the financial statements set out on pages 3 to 11 are drawn up so as to present fairly the state of affairs of the Company as at 31 December 2002 and the results of the business and changes in equity of the Company for the year ended on that date.

On behalf of the Board of Directors

/s/ Alf Johan Loven Andersen
-------------------------------------------
ALF JOHAN LOVEN ANDERSEN
Attorney-in-fact

/s/ Dag Audun Rommen
-------------------------------------------
DAG AUDUN ROMMEN
Attorney-in-fact

SINGAPORE

25 March 2003

REPORT OF THE AUDITORS TO THE MEMBER OF
BELDEN MANAGEMENT INC.

We have audited the financial statements of Belden Management Inc. for the year ended 31 December 2002 as set out on pages 3 to 11. These financial statements are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Singapore Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Company are properly drawn up in accordance with Singapore Statements of Accounting Standard and so as to present fairly, in all material respects, the state of affairs of the Company as at 31 December 2002 and the results of the business and changes in equity of the Company for the year ended on that date.

/s/ KPMG

KPMG
CERTIFIED PUBLIC ACCOUNTANTS

SINGAPORE

25 March 2003

BELDEN MANAGEMENT INC.                                       BALANCE SHEET
ANNUAL REPORT                                           AS AT 31 DECEMBER 2002

                                                 NOTE          2002              2001
                                                                US$               US$
NON-CURRENT ASSETS

Investment in associate                            3             18,304                -
Loan to associate                                  4             28,736                -
Loan to a third party                              5             51,114                -
                                                          -------------    -------------
                                                                 98,154                -

CURRENT ASSETS

Loan to a third party                              5                  -           50,097
Loan to associate                                  4             65,669                -
Amount owing by holding company (non-trade)        6             10,000           10,000
Cash and cash equivalents                                       152,745          201,195
                                                          -------------    -------------
                                                                228,414          261,292
                                                          -------------    -------------
    Less:
CURRENT LIABILITIES

Other payables and accrued expenses                               4,249            2,778
Amount owing to associate (trade)                                41,473                -
Loan from holding company                          7            347,289          255,961
                                                          -------------    -------------
                                                                393,011          258,739
                                                          -------------    -------------
NET CURRENT (LIABILITIES)/ASSETS                               (164,597)           2,553
                                                          -------------    -------------
(Excess of liabilities over assets)/net assets            $     (66,443)   $       2,553
                                                          =============    =============

CAPITAL AND RESERVE

Share capital:
    Authorised, issued and fully paid:
    100 ordinary shares of US$100 each                           10,000           10,000
Accumulated losses                                              (76,443)          (7,447)
                                                          -------------    -------------
                                                          $     (66,443)   $       2,553
                                                          =============    =============

   The accompanying notes form an integral part of these financial statements.

BELDEN MANAGEMENT INC.                            PROFIT AND LOSS ACCOUNT
ANNUAL REPORT                               FOR THE YEAR ENDED 31 DECEMBER 2002

                                             NOTE          2002         2001
                                                            US$          US$
REVENUE                                      8           722,884        178,333
Other income                                 9(a)          8,721          2,968
Waiver of amount owing by a related
party (trade)                                11                -       (441,733)
Management fees                                         (366,473)             -
Compensation fee                                         (96,754)             -
Legal fees                                               (14,439)          (700)
Office rental                                            (14,258)             -
Staff costs                                  9(b)       (215,413)             -
Other operating expenses                                 (76,936)        (8,192)
                                                     -----------     ----------
Loss from operations                                     (52,668)      (269,324)

Finance cost                                 9(c)        (16,328)          (961)
                                                     -----------     ----------
LOSS FOR THE YEAR                                    $   (68,996)    $ (270,285)
                                                     ============    ===========

   The accompanying notes form an integral part of these financial statements.

BELDEN MANAGEMENT INC.                  STATEMENT OF CHANGES IN EQUITY
ANNUAL REPORT                        FOR THE YEAR ENDED 31 DECEMBER 2002

                                              RETAINED PROFITS/
                                    SHARE       (ACCUMULATED
                                   CAPITAL         LOSSES)           TOTAL
                                      $               $                $
At 1 January 2001                    10,000          737,838         747,838
Net loss for the year                     -         (270,285)       (270,285)
Dividend paid                             -         (475,000)       (475,000)
                              -------------    -------------    ------------
At 31 December 2001                  10,000           (7,447)          2,553
Net loss for the year                     -          (68,996)        (68,996)
                              -------------    -------------    ------------
At 31 December 2002           $      10,000    $     (76,443)   $    (66,443)
                              =============    =============    ============

   The accompanying notes form an integral part of these financial statements.

BELDEN MANAGEMENT INC.                         NOTES TO THE FINANCIAL STATEMENTS
ANNUAL REPORT                                                   31 DECEMBER 2002

These notes form an integral part of the financial statements.

The financial statements were authorised for issue by the Directors on 25 March 2003.

1.       DOMICILE AND ACTIVITIES

         Belden Management Inc. (the "Company") is incorporated in the Republic of Panama. The address of the resident agent is Arango Orillac Building, third floor, 54 Street, Nueva Urbanizacion Obarrio, P.O. Box 5216 Panama 5, Republic of Panama.

         The principal activities of the Company are those of a technical shipmanager for the vessels owned by its related corporations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      STATEMENT OF COMPLIANCE

                  These financial statements have been prepared in accordance with the Singapore Statements of Accounting Standard ("SAS") (including Interpretations of Statements of Accounting Standard) issued by the Institute of Certified Public Accountants of Singapore.

         (b)      BASIS OF PREPARATION

                  The financial statements, expressed in United States dollars, are prepared on the historical cost basis.

         (c)      REVENUE RECOGNITION

                  Shipmanagement fee is recognised on an accrual basis.

         (d)      FOREIGN CURRENCY TRANSLATION

                  Monetary assets and liabilities in foreign currencies are translated into United States dollars at rates of exchange closely approximate to those ruling at the balance sheet date. Transactions in foreign currencies are translated at rates ruling on transaction dates. Translation differences are included in the profit and loss account.

         (e)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents comprise cash at banks and fixed deposits.

         (f)      ASSOCIATE

                  An associate is a company in which the Company has significant influence, but not control or joint control, over its management, including participation in the financial and operating policy decisions.

                  Investments in associates are stated at cost less any impairment losses.

3.       INVESTMENT IN ASSOCIATE

                                                                       2002         2001
                                                                        US$          US$
Unquoted equity shares, at cost                                   $      18,304    $       -
                                                                  =============    =========

         Details of the associate are as follows:

                                                               PLACE OF
                                                            INCORPORATION       EFFECTIVE EQUITY
 NAME                           PRINCIPAL ACTIVITIES        AND BUSINESS              HELD
                                                                               2002         2001
                                                                                 %            %
Belden Ship Management,              Shipmanager             Philippines        40            -
Inc.

         The Company's share of unaudited post-acquisition accumulated profits of the associate at the balance sheet date was $14,570.

4.       LOAN TO ASSOCIATE

                                                                       2002          2001
                                                                        US$           US$
Repayable within 1 year:
Loan principal                                                           64,456           -
Accrued interest                                                          1,213           -
                                                                  -------------    --------
                                                                         65,669           -
                                                                  -------------    --------
Repayable between 2 to 5 years:
Loan principal                                                           27,628           -
Accrued interest                                                          1,108           -
                                                                  -------------    --------
                                                                         28,736           -
                                                                  -------------    --------
Total                                                             $      94,405    $      -
                                                                  =============    ========

         The loan is expected to be fully repaid by July 2004.

5.       LOAN TO A THIRD PARTY

                                                                       2002              2001
                                                                        US$               US$
Loan principal                                                           50,000           50,000
Accrued interest                                                          1,114               97
                                                                  -------------     ------------
                                                                  $      51,114     $     50,097
                                                                  =============     ============

Non-current                                                              51,114                -
Current                                                                       -           50,097
                                                                  -------------     ------------
                                                                  $      51,114     $     50,097
                                                                  =============     ============

         The loan is repayable on 31 December 2004 (2001: 31 December 2002).

6.       AMOUNT OWING BY HOLDING COMPANY

         The amount owing by holding company is unsecured and interest free and has no fixed terms of repayment.

7.       LOAN FROM HOLDING COMPANY

                                                                       2002              2001
                                                                        US$               US$
Loan principal                                                          330,000          255,000
Accrued interest                                                         17,289              961
                                                                   ------------     ------------
                                                                   $    347,289     $    255,961
                                                                  =============     ============

8.       REVENUE

         Revenue represents management fees for providing technical and commercial shipmanagement to related parties.

9.       NET LOSS FOR THE YEAR

         Net loss for the year includes the following:

                                                                       2002              2001
                                                                        US$               US$
(a)    OTHER INCOME
       Interest income
       -  bank                                                              355            2,871
       -  loan to third party                                             1,017               97
       -  loan to associate                                               7,349                -
                                                                  -------------    -------------
                                                                  $       8,721    $       2,968
                                                                  =============    =============

9.       NET LOSS FOR THE YEAR (CONT'D)

                                                                       2002              2001
                                                                        US$               US$
(b)    STAFF COSTS

       Wages and salaries                                               200,573                -
       Other benefits                                                    14,840                -
                                                                  -------------    -------------
                                                                   $    215,413    $           -
                                                                  =============    =============

       Number of employees                                                    3                -
                                                                  =============    =============

(C)    FINANCE COST

       Interest on loan from holding company                      $      16,328    $         961
                                                                  =============    =============

10.      SIGNIFICANT RELATED PARTY TRANSACTIONS

         For the purpose of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

         A related corporation is a corporation which is a holding company or a subsidiary of the Company, or a subsidiary of the Company's holding company.

         In addition to those disclosed elsewhere in the financial statements, during the year, there were the following significant transactions with related parties:-

                                                                       2002              2001
                                                                        US$               US$
RELATED PARTIES

Management fee income                                                   722,884                -
Insurance premium receivable                                                  -          178,333
Management fee expense                                                 (325,000)               -
Waiver of amount owing                                                        -         (441,733)

ASSOCIATE

Management fee expense                                                  (41,473)               -
                                                                    ===========      ===========

11.      HOLDING COMPANY

         The immediate and ultimate holding company is Belden Cement Holding Inc., incorporated in the Republic of Panama.

12.      FINANCIAL INSTRUMENTS

         (a)      FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

                  Exposure to credit risk arises in the normal course of the Company's business. The Company manages this risk as part of the general day-to-day management of its operations.

         (b)      CREDIT RISK

                  The Company incurs credit risk on loans made to an associate and a third party and exposure to this risk is monitored on an ongoing basis. The Company does not require collateral in respect of financial assets.

         (c)      INTEREST RATE RISK

                  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations.

                  EFFECTIVE INTEREST RATES AND REPRICING ANALYSIS

                  In respect of interest-earning financial assets and interest-bearing financial liabilities, the following table indicates their effective interest rates at balance sheet date and the periods in which they reprice:

                                  --------------------2002-----------------   ---------2001-------
                                  EFFECTIVE                       WITHIN      EFFECTIVE
                                  INTEREST             WITHIN      2 TO       INTEREST    WITHIN
                         NOTE       RATE     TOTAL     1 YEAR     5 YEARS       RATE      1 YEAR
                                                $          $          $                     $
FINANCIAL ASSETS

Loan to a third
   party                   5           2%     50,000          -     50,000         2%       50,000
Loan to associate          4          10%     92,084     64,456     27,628         -             -
Cash and cash
   equivalents                      0.25%    152,745    152,745          -      0.75%      201,195
                                           ---------  ---------  ---------               ---------
                                           $ 294,829  $ 217,201  $  77,628               $ 251,195
                                           =========  =========  =========               =========
FINANCIAL LIABILITIES

Loan from holding
   company                 7           6%    275,000    275,000          -         6%      200,000
Loan from holding
   company                 7           2%     55,000     55,000          -         2%       55,000
                                           ---------  ---------  ---------               ---------
                                           $ 330,000  $ 330,000  $       -               $ 255,000
                                           =========  =========  =========               =========

         (d)      FAIR VALUES

                  It is not practicable to estimate the fair values of the non-current portion of the loan to an associate as there are no fixed terms of repayment to ascertain the future cash flows reliably.

                  As at 31 December 2002 and 2001, the carrying amounts of other financial assets and liabilities approximated their fair values.

         13.      COMPARATIVE INFORMATION

                  Certain items in the comparative figures have been reclassified to conform with the current year's presentation.

BELDEN SHIPPING PTE LTD                                        DIRECTORS' REPORT
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

DIRECTORS' REPORT

On behalf of all the directors of the Company, we are pleased to submit this annual report to the member together with the audited financial statements of the Company for the financial year ended 31 December 2002.

DIRECTORS

The directors in office at the date of this report are as follows:-

    Alf Johan Loven Andersen
    Dag Audun Rommen

PRINCIPAL ACTIVITIES

The principal activities of the Company during the financial year have been those relating to commercial ship management and brokering. There have been no significant changes in such activities during the financial year.

FINANCIAL RESULTS

The results of the Company for the financial year were as follows:-

                                                                                              $
Profit after taxation                                                                       226,818
Accumulated losses brought forward                                                         (369,844)
                                                                                        -----------
Accumulated losses carried forward                                                      $  (143,026)
                                                                                        ===========

TRANSFERS TO OR FROM RESERVES OR PROVISIONS

There were no material transfers to or from reserves during the financial year. Material movements in provisions including depreciation are as set out in the accompanying financial statements.

ISSUES OF SHARES OR DEBENTURES

During the financial year, the Company did not issue any shares or debentures.

ARRANGEMENTS TO ENABLE DIRECTORS TO ACQUIRE SHARES AND DEBENTURES

Neither at the end of nor at any time during the financial year was the Company a party to any arrangement whose objects are, or one of whose objects is, to enable the directors of the Company to acquire benefits by means of the acquisition of shares in or debentures of the Company or any other body corporate.

DIRECTORS' INTERESTS IN SHARES OR DEBENTURES

According to the register kept by the Company for the purposes of Section 164 of the Companies Act, Chapter 50 (the "Act"), particulars of interests of directors who held office at the end of the financial year in shares and debentures in the Company are as follows:

                                              HOLDINGS IN THE NAME              OTHER HOLDINGS IN
                                             OF THE DIRECTOR, SPOUSE           WHICH THE DIRECTOR IS
                                               OR INFANT CHILDREN           DEEMED TO HAVE AN INTEREST

                                          AT BEGINNING       AT END OF     AT BEGINNING       AT END OF
                                           OF THE YEAR       THE YEAR       OF THE YEAR       THE YEAR
THE COMPANY

ORDINARY SHARES OF $1 EACH FULLY PAID

Alf Johan Loven Andersen                             -               -           31,750          31,750

Except as disclosed in this report, no director who held office at the end of the financial year had interests in shares or debentures of the Company or of related corporations either at the beginning or at the end of the financial year.

DIVIDENDS

Since the end of the last financial year, no dividend has been paid in respect of that previous financial year. No dividend has been paid or is proposed to be paid in respect of the financial year under review.

BAD AND DOUBTFUL DEBTS

Before the profit and loss account and the balance sheet of the Company were made out, the directors took reasonable steps to ascertain what action had been taken in relation to writing off bad debts and providing for doubtful debts of the Company. The directors have satisfied themselves that all known bad debts have been written off and that adequate provision has been made for doubtful debts.

At the date of this report, the directors are not aware of any circumstances which would render any amounts written off for bad debts or provided for doubtful debts in the financial statements of the Company inadequate to any substantial extent.

CURRENT ASSETS

Before the profit and loss account and the balance sheet of the Company were made out, the directors took reasonable steps to ascertain that current assets of the Company which were unlikely to realise their book values in the ordinary course of business have been written down to their estimated realisable values and that adequate provision has been made for the diminution in value of such current assets.

At the date of this report, the directors are not aware of any circumstances not otherwise dealt with in this report which would render the values attributable to current assets in the financial statements of the Company misleading.

CHARGES AND CONTINGENT LIABILITIES

Since the end of the financial year:

(i) no charge on the assets of the Company has arisen which secures the liabilities of any other person; and

(ii)     no contingent liability of the Company has arisen.

ABILITY TO MEET OBLIGATIONS

No contingent liability or other liability of the Company has become enforceable or is likely to become enforceable within the period of twelve months after the end of the financial year which, in the opinion of the directors, will or may substantially affect the ability of the Company to meet its obligations as and when they fall due.

OTHER CIRCUMSTANCES AFFECTING THE FINANCIAL STATEMENTS

At the date of this report, the directors are not aware of any circumstances not otherwise dealt with in this report or the financial statements which would render any amount stated in the financial statements of the Company misleading.

UNUSUAL ITEMS

In the opinion of the directors, no item, transaction or event of a material and unusual nature has substantially affected the results of the operations of the Company during the financial year.

In the opinion of the directors, no item, transaction or event of a material and unusual nature has arisen in the interval between the end of the financial year and the date of this report which is likely to affect substantially the results of the operations of the Company for the financial year in which this report is made.

DIRECTORS' INTERESTS IN CONTRACTS

Since the end of the last financial year, no director has received or become entitled to receive a benefit by reason of a contract made by the Company or a related corporation with the director or with a firm of which he is a member or with a company in which he has a substantial financial interest.

SHARE OPTIONS

During the financial year, there were:-

(i) no options granted by the Company to any person to take up unissued shares in the Company; and

(ii) no shares issued by virtue of any exercise of option to take up unissued shares of the Company.

As at the end of the financial year, there were no unissued shares of the Company under option.

AUDITORS

The auditors, KPMG, have indicated their willingness to accept re-appointment.

On behalf of the Board of Directors

/s/ Alf Johan Loven Andersen
-------------------------------------------
ALF JOHAN LOVEN ANDERSEN
Director

/s/ Dag Audun Rommen
-------------------------------------------
DAG AUDUN ROMMEN
Director

SINGAPORE

1 April 2003

BELDEN SHIPPING PTE LTD                          STATEMENT BY BOARD OF DIRECTORS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

We, ALF JOHAN LOVEN ANDERSEN and DAG AUDUN ROMMEN, being directors of BELDEN SHIPPING PTE LTD, do hereby state that in our opinion:-

(a) the financial statements set out on pages 7 to 16 are drawn up so as to give a true and fair view of the state of affairs of the Company as at 31 December 2002 and the results of the business of the Company for the year ended on that date; and

(b) at the date of this statement there are reasonable grounds to believe that the Company will be able to pay its debts as and when they fall due.

The Board of Directors has authorised these financial statements for issue on the date of this statement.

On behalf of the Board of Directors

/s/ Alf Johan Loven Andersen
-------------------------------
ALF JOHAN LOVEN ANDERSEN
Director

/s/ Dag Audun Rommen
-------------------------------
DAG AUDUN ROMMEN
Director

SINGAPORE

1 April 2003

REPORT OF THE AUDITORS TO THE MEMBER OF
BELDEN SHIPPING PTE LTD

We have audited the financial statements of the Company for the year ended 31 December 2002 as set out on pages 7 to 16. These financial statements are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Singapore Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion:-

(a) the financial statements are properly drawn up in accordance with the provisions of the Singapore Companies Act, Chapter 50 (the "Act") and Singapore Statements of Accounting Standard and so as to give a true and fair view of:-

         (i) the state of affairs of the Company as at 31 December 2002 and the results of the Company for the year ended on that date; and

         (ii) the other matters required by Section 201 of the Act to be dealt with in the financial statements;

(b) the accounting and other records, and the registers required by the Act to be kept by the Company have been properly kept in accordance with the provisions of the Act.

/s/ KPMG

KPMG
CERTIFIED PUBLIC ACCOUNTANTS

SINGAPORE

1 April 2003

BELDEN SHIPPING PTE LTD                                        BALANCE SHEET
ANNUAL REPORT                                             AS AT 31 DECEMBER 2002

                                                       NOTE         2002         2001
                                                                      $             $
NON-CURRENT ASSETS
Property, plant and equipment                              3         27,611      11,468

CURRENT ASSETS
Amounts owing by related corporations (non-trade)                         -        31,363
Other receivables                                          4        162,202        15,295
Cash and cash equivalents                                  5         10,081        36,660
                                                                  ---------      --------
                                                                    172,283        83,318
                                                                  ---------      --------
    Less:
CURRENT LIABILITIES
Loans from shareholders of holding company                 6              -        66,248
Accrued expenses                                                     25,420        80,882
                                                                  ---------      --------
                                                                     25,420       147,130
                                                                  ---------      --------
NET CURRENT ASSETS/(LIABILITIES)                                    146,863       (63,812)
                                                                  ---------      --------
NET ASSETS/(EXCESS OF LIABILITIES OVER ASSETS)                    $ 174,474      $(52,344)
                                                                  =========      ========

CAPITAL AND RESERVE
Share capital                                              7        317,500       317,500
Accumulated losses                                                 (143,026)     (369,844)
                                                                  ---------      --------
                                                                  $ 174,474      $(52,344)
                                                                  =========      ========

   The accompanying notes form an integral part of these financial statements.

BELDEN SHIPPING PTE LTD                             PROFIT AND LOSS ACCOUNT
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                            NOTE            2002           2001
                                                                              $              $
REVENUE                                                         8          851,509        538,970
Other income                                                    9(a)        35,204          1,154
Communication expenses                                                     (28,448)       (30,229)
Depreciation of property, plant and equipment                   3          (13,392)        (7,065)
Legal and consultancy fees                                                (269,557)      (163,493)
Office rental                                                              (51,620)       (20,180)
Staff costs                                                     9(b)&(d)  (145,683)      (141,644)
Travelling expenses                                                        (89,224)       (90,183)
Other operating expenses                                        9(c)       (58,129)       (51,404)
                                                                         ---------      ---------
Profit from operations                                                     230,660         35,926

Finance costs                                                   9(e)        (3,842)        (4,020)
                                                                         ---------      ---------
PROFIT before taxation                                                     226,818         31,906

TAXATION                                                       10                -              -
                                                                         ---------      ---------
PROFIT AFTER TAXATION                                                      226,818         31,906

Accumulated losses brought forward                                        (369,844)      (401,750)
                                                                         ---------      ---------
Accumulated losses carried forward                                       $(143,026)     $(369,844)
                                                                         =========      =========

No separate statement of recognised gains and losses has been prepared as the profit for the year would be the only component of this statement.

   The accompanying notes form an integral part of these financial statements.

BELDEN SHIPPING PTE LTD                        NOTES TO THE FINANCIAL STATEMENTS
ANNUAL REPORT                                                   31 DECEMBER 2002

These notes form an integral part of the financial statements.

The financial statements were authorised for issue by the Directors on 1 April 2003.

1.       DOMICILE AND ACTIVITIES

         Belden Shipping Pte Ltd is a company incorporated in the Republic of Singapore with its place of business at 16 Stanley Street, Singapore 068735.

         The principal activities of the Company are those relating to commercial ship management and brokering.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      STATEMENT OF COMPLIANCE

                  These financial statements have been prepared in accordance with the Singapore Statements of Accounting Standard ("SAS") (including Interpretations of Statements of Accounting Standard) issued by the Institute of Certified Public Accountants of Singapore and the applicable requirements of the Singapore Companies Act, Chapter 50.

         (b)      BASIS OF PREPARATION

                  The financial statements, which are expressed in Singapore dollars, are prepared on the historical cost basis.

         (c)      PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

                  (i)      OWNED ASSETS

                           Items of property, plant and equipment are stated at cost less accumulated depreciation and impairment losses.

                  (ii)     SUBSEQUENT EXPENDITURE

                           Subsequent expenditure relating to a fixed asset that has already been recognised is added to the carrying amount of the asset when it is probable that future economic benefits, in excess of the originally assessed standard of performance of the existing asset, will flow to the enterprise. All other subsequent expenditure is recognised as an expense in the period in which it is incurred.

         (c)      PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION (CONT'D)

                  (iii)    DEPRECIATION

                           Items of property, plant and equipment are depreciated so as to write off their costs on a straight line basis over the following estimated useful lives:-

                              Furniture and fixtures         -   48 months
                              Office equipment               -   60 months
                              Computer equipment             -   15 to 36 months

         (d)      REVENUE RECOGNITION

                  Shipmanagement income is recognised on an accrual basis.

                  Commission income for shipbroking is recognised when services are performed.

         (e)      BORROWING COSTS

                  Borrowing costs are recognised as an expense in the period in which they are incurred.

         (f)      DEFERRED TAXATION

                  Deferred tax is provided in full, using the liability method, on temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the financial statements. Temporary differences are not recognised for goodwill not deductible for tax purposes and the initial recognition of assets or liabilities that affect neither accounting nor taxable profit. The amount of deferred tax provided is based on the expected manner of realisation or settlement of the carrying amount of assets and liabilities, using tax rates enacted or substantively enacted at the balance sheet date.

                  A deferred tax asset is recognised to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilised.

         (h)      FOREIGN CURRENCY TRANSLATION

                  Monetary assets and liabilities in foreign currencies are translated into Singapore dollars at rates of exchange closely approximate to those ruling at the balance sheet date. Transactions in foreign currencies during the year are translated at rates of exchange closely approximate to those ruling at transaction dates. Translation differences are dealt with through the profit and loss account.

         (i)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents comprise cash in hand, bank deposits and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value.

         (j)      OPERATING LEASES

                  Rental payable under operating leases is accounted for in the profit and loss account on a straight-line basis over the periods of the respective leases.

         (k)      EMPLOYEE BENEFITS

                  Defined contribution plans

                  Contributions to defined contribution plans are recognised as an expense in the profit and loss account as incurred.

3.       PROPERTY, PLANT AND EQUIPMENT

                                                  FURNITURE
                                 COMPUTER            AND           OFFICE
                                EQUIPMENT         FITTINGS        EQUIPMENT           TOTAL
          2002                      $                 $               $                 $
COST
At beginning of the year                -            8,247           28,456           36,703
Additions                          29,535                -                -           29,535
                                ---------         --------        ---------          -------
At end of the year              $  29,535         $  8,247        $  28,456          $66,238
                                =========         ========        =========          =======

ACCUMULATED DEPRECIATION

At beginning of the year                -            6,949           18,286           25,235
Charge for the year                 8,523              556            4,313           13,392
                                ---------         --------        ---------          -------
At end of the year              $   8,523         $  7,505        $  22,599          $38,627
                                =========         ========        =========          =======

DEPRECIATION CHARGED

for 2001                        $       -         $  1,334        $   5,731          $ 7,065
                                =========         ========        =========          =======

NET BOOK VALUE AT

31 December 2002                $  21,012         $    742        $   5,857          $27,611
                                =========         ========        =========          =======

NET BOOK VALUE AT

31 December 2001                $       -         $  1,298        $  10,170          $11,468
                                =========         ========        =========          =======

4.       OTHER RECEIVABLES

                                   2002             2001
                                    $                 $
Deposits                            4,850            5,295
Staff advance                       2,902           10,000
Prepayments                       154,450                -
                                ---------         --------
                                $ 162,202         $ 15,295
                                =========         ========

5.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents comprise cash in hand and at banks.

6.       LOANS FROM SHAREHOLDERS OF HOLDING COMPANY

         The loans from shareholders of the holding company were unsecured with no fixed terms of repayment. Interest was charged at 6% (2001: 6%) per annum during the year.

7.       SHARE CAPITAL

                                            2002            2001
                                             $               $
Authorised:-
500,000 ordinary shares of $1 each       $ 500,000        $500,000
                                         =========        ========
Issued and fully paid:-
317,500 ordinary shares of $1 each       $ 317,500        $317,500
                                         =========        ========

8.       REVENUE

         Revenue represents management fees for providing commercial ship management to related corporations.

9.       PROFIT BEFORE TAXATION

         Profit before taxation includes the following:-

         (a)      OTHER OPERATING INCOME

                                            2002            2001
                                              $               $
Bank interest income                           444             217
Sundry income                               34,560             937
Gain on disposal of property, plant
and equipment                                  200               -
                                         ---------        --------
                                         $  35,204        $  1,154
                                         =========        ========

         (b)      STAFF COSTS

Salaries and wages                         110,400          80,000
Apartment rental                            26,633          29,740
Relocation expenses                              -          17,504
Contributions to defined contribution
plan                                         6,144               -
Other staff benefits                         2,506          14,400
                                         =========        ========
                                         $ 145,683        $141,644
                                         =========        ========
Number of employees
  as at 31 December                              2               1
                                         =========        ========

         (c)      OTHER OPERATING EXPENSES

                                            2002            2001
                                             $                $
Auditors' remuneration                       5,000           5,000
Operating lease expense                     51,620          20,180
                                         =========        ========

         (d)      DIRECTORS' REMUNERATION

                  Directors' remuneration is recognised in the following line item in the profit and loss account:-

Staff costs                              $       -        $ 51,504
                                         =========        ========

       (e)    FINANCE COSTS

Interest on loans from
  shareholders of holding company        $   3,842        $  4,020
                                         =========        ========

10.    TAXATION

       RECONCILIATION OF TAX CHARGE

                                           2002            2001
                                             $               $
Profit before taxation                   $ 226,818       $  31,906
                                         =========       =========
Income tax using Singapore tax rate
  of 22% (2001: 24.5%)                      49,900           7,817
Benefit arising from unrecognised tax
  losses                                   (49,900)         (7,817)
                                         ---------       ---------
                                         $       -       $       -
                                         =========       =========

         In May 2002, the Singapore government announced a reduction in the corporate tax rate from 24.5% to 22%.

11.      COMMITMENTS

         At the balance sheet date, the Company was committed to making the following payments in respect of lease agreements:-

                                            2002            2001
                                              $              $
Leases which expire:
    Within one year                              -          11,500
    Within two to five years                     -               -
                                         ---------        --------
                                         $       -        $ 11,500
                                         =========        ========

12.      SIGNIFICANT RELATED PARTY TRANSACTIONS

         An affiliated company is a company which has shareholders in common with the Company.

         During the year, there were the following significant transactions with related parties:-

                                                            2002              2001
                                                              $                 $
Management fee income from related corporations            851,509           438,065
Consultancy fee paid to an affiliated company              269,557           141,859
Consultancy fee paid to a company of which a director is
    a member                                                     -            20,000
                                                           =======           =======

13.      FINANCIAL INSTRUMENTS

         (a)      FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

                  Exposure to credit and currency risk arises in the normal course of the Company's business. The Company manages these risks as part of the general day-to-day management of its operations.

                  No derivative financial instruments are used to reduce exposure to fluctuations in foreign exchange rates as the Company does not view them to have a significant impact on the financial statements.

         (b)      CREDIT RISK

                  The Company incurs credit risk on the amounts due from its related corporations and exposure to this risk is monitored on an ongoing basis. The Company does not require collateral in respect of financial assets.

         (c)      FOREIGN EXCHANGE RISK

                  The Company incurs foreign currency risk on settlement of payments made on behalf of related corporations that are denominated in a currency other than Singapore dollars. The currency giving rise to this risk is primarily the US dollar.

         (d)      FAIR VALUES

                  As at 31 December 2002 and 2001, the carrying amounts of financial assets and liabilities approximated their fair values.

14.      HOLDING COMPANY

         The immediate and ultimate holding company is Belden Cement Holding Inc., incorporated in the Republic of Panama.

15.      SUBSEQUENT EVENTS

         On 10 January 2003, the Company acquired a wholly-owned subsidiary, Belden Shipping Sweden AB incorporated in Sweden, for a consideration of $20,216. The subsidiary's net assets at the date of acquisition were $20,216.

16.      COMPARATIVE INFORMATION

         During the year, the Company has adopted the revised SAS 12 (2001) - Income Taxes. The adoption of this accounting standard has not given rise to any adjustments to the opening balances of accumulated losses of the prior and current periods or to changes in comparative information.

MATTEA SHIPPING INC.                             STATEMENT BY BOARD OF DIRECTORS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

We, ALF JOHAN LOVEN ANDERSEN and DAG AUDUN ROMMEN, being attorneys-in-fact of MATTEA SHIPPING INC., do hereby state that in our opinion, the financial statements set out on pages 3 to 12 are drawn up so as to present fairly the state of affairs of the Company as at 31 December 2002 and the results of the business, changes in equity and cash flows of the Company for the year ended on that date.

On behalf of the Board of Directors

/s/ Alf Johan Loven Andersen
--------------------------------
ALF JOHAN LOVEN ANDERSEN
Attorney-in-fact

/s/ Dag Audun Rommen
--------------------------------
DAG AUDUN ROMMEN
Attorney-in-fact

SINGAPORE

25 March 2003

REPORT OF THE AUDITORS TO THE MEMBER OF
MATTEA SHIPPING INC.

We have audited the financial statements of Mattea Shipping Inc. for the year ended 31 December 2002 as set out on pages 3 to 12. These financial statements are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Singapore Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Company are properly drawn up in accordance with Singapore Statements of Accounting Standard and so as to present fairly, in all material respects, the state of affairs of the Company as at 31 December 2002 and the results of the business, changes in equity and cash flows of the Company for the year ended on that date.

/s/ KPMG

KPMG
CERTIFIED PUBLIC ACCOUNTANTS

SINGAPORE

25 March 2003

MATTEA SHIPPING INC.                                               BALANCE SHEET
ANNUAL REPORT                                             AS AT 31 DECEMBER 2002

                                           NOTE        2002           2001
                                                        US$            US$

NON-CURRENT ASSETS
Property, plant and equipment                 3     12,397,208     11,298,117

CURRENT ASSETS

Trade receivables                                            -         32,582
Other receivables                                       81,538        263,756
Cash and cash equivalents                            1,316,617        340,514
                                                    ----------     ----------
                                                     1,398,155        636,852
                                                    ----------     ----------
    Less:
CURRENT LIABILITIES
Trade payables and accruals                             64,851        100,943
Advance charter hire                                   206,700         41,400
Current portion of interest
    bearing bank loans (secured)              4      2,500,000      1,500,000
                                                    ----------     ----------
                                                     2,771,551      1,642,343
                                                    ----------     ----------
NET CURRENT LIABILITIES                             (1,373,396)    (1,005,491)

NON-CURRENT LIABILITY

Interest-bearing bank loans (secured)         4     (6,125,000)    (7,125,000)
                                                    ----------     ----------
NET ASSETS                                          $4,898,812     $3,167,626
                                                    ==========     ==========

CAPITAL AND RESERVES
Share capital
    Authorised, issued and fully paid
    100 ordinary shares of US$100 each                  10,000         10,000
Reserves                                      5      4,888,812      3,157,626
                                                    ----------     ----------
                                                    $4,898,812     $3,167,626
                                                    ==========     ==========

   The accompanying notes form an integral part of these financial statements.

MATTEA SHIPPING INC.                                     PROFIT AND LOSS ACCOUNT
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                                             PERIOD FROM
                                                                            5/6/2001 (DATE
                                                             YEAR ENDED    OF INCORPORATION)
                                                   NOTE      31/12/2002      TO 31/12/2001
                                                                 US$              US$
REVENUE                                                 6     5,674,450           1,355,850
Other operating income                                  7(a)     11,380              12,492
Depreciation of property, plant and equipment           3    (1,517,684)           (350,982)
Vessel operating expenses                                    (2,118,454)           (400,456)
Offhire expenses                                                      -             (61,272)
Commission                                                     (165,461)            (50,825)
Consultancy fee                                                       -             (18,000)
Management fee                                                 (297,884)                  -
Legal fees                                                      (25,906)                  -
Other operating expenses                                        (17,425)             (4,648)
                                                             ----------    ----------------
PROFIT FROM OPERATIONS                                        1,543,016             482,159

Finance costs                                           7(b)   (411,830)           (164,534)
                                                             ----------    ----------------
NET PROFIT FOR THE YEAR                                      $1,131,186    $        317,625
                                                             ==========    ================

   The accompanying notes form an integral part of these financial statements.

MATTEA SHIPPING INC.                              STATEMENT OF CHANGES IN EQUITY
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                     SHARE               SHARE              RETAINED
                                    CAPITAL             PREMIUM              PROFITS              TOTAL
                                      US$                  US$                 US$                  US$
Issue of shares                        10,000           2,840,001                   -           2,850,001
Net profit for the period                   -                   -             317,625             317,625
                                   ----------          ----------          ----------          ----------
At 31 December 2001                    10,000           2,840,001             317,625           3,167,626
Net profit for the year                     -                   -           1,131,186           1,131,186
Issue of shares                             -             600,000                   -             600,000
                                   ----------          ----------          ----------          ----------
At 31 December 2002                $   10,000          $3,440,001          $1,448,811          $4,898,812
                                   ==========          ==========          ==========          ==========

   The accompanying notes form an integral part of these financial statements.

MATTEA SHIPPING INC.                                     STATEMENT OF CASH FLOWS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                                             PERIOD FROM
                                                                            5/6/2001 (DATE
                                                             YEAR ENDED    OF INCORPORATION)
                                                   NOTE      31/12/2002      TO 31/12/2001
                                                                 US$              US$
CASH FLOWS FROM OPERATING ACTIVITIES
Profit for the year                                           1,131,186             317,625

ADJUSTMENTS FOR:-
Interest income                                      7(a)       (11,380)            (12,492)
Interest expense                                     7(b)       411,830             164,534
Depreciation of property, plant and equipment        3        1,517,684             350,982
                                                             ----------    ----------------
Operating profit before working capital changes               3,049,320             820,649

CHANGES IN WORKING CAPITAL:
Trade receivables                                                32,582             (32,582)
Other receivables                                               182,218            (263,756)
Advance charter hire                                            165,300              41,400
Trade payables and accruals                                     (23,300)             54,716
                                                             ----------    ----------------
CASH GENERATED FROM OPERATIONS                                3,406,120             620,427
Interest paid                                                  (424,622)           (118,307)
Interest received                                                11,380              12,492
                                                             ----------    ----------------
Cash inflow from operating activities                         2,992,878             514,612

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment            3       (2,616,775)        (10,499,099)
                                                             ----------    ----------------
Net cash outflow from investing activities                   (2,616,775)        (10,499,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Drawdown of bank loan                                         2,000,000           9,000,000
Repayment of bank loan                                       (2,000,000)           (375,000)
Proceeds from issue of share capital                            600,000           1,700,001
                                                             ----------    ----------------
Cash flows from financing activities                            600,000          10,325,001
                                                             ----------    ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       976,103             340,514
Cash and cash equivalents at beginning of year                  340,514                   -
                                                             ----------    ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $1,316,617    $        340,514
                                                             ==========    ================

   The accompanying notes form an integral part of these financial statements.

MATTEA SHIPPING INC.                           NOTES TO THE FINANCIAL STATEMENTS
ANNUAL REPORT                                                   31 DECEMBER 2002

These notes form an integral part of the financial statements.

The financial statements were authorised for issue by the Directors on 25 March 2003.

1.       DOMICILE AND ACTIVITIES

         Mattea Shipping Inc., is a company incorporated in the Republic of Panama. The address of the resident agent is Arango Orillac Building, third floor, 54 Street, Nueva Urbanizacion Obarrio, P.O. Box 5216 Panama 5, Republic of Panama.

         The principal activities of the Company are those of ship owners.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      STATEMENT OF COMPLIANCE

                  These financial statements have been prepared in accordance with the Singapore Statements of Accounting Standard ("SAS") (including Interpretations of Statements of Accounting Standard) issued by the Institute of Certified Public Accountants of Singapore.

         (b)      BASIS OF PREPARATION

                  The financial statements, expressed in United States dollars, are prepared on the historical cost basis.

         (c)      PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

                  (i)      OWNED ASSETS

                           Items of property, plant and equipment are stated at cost less accumulated depreciation and impairment losses.

                  (iii)    SUBSEQUENT EXPENDITURE

                           Subsequent expenditure relating to a fixed asset that has already been recognised is added to the carrying amount of the asset when it is probable that future economic benefits, in excess of the originally assessed standard of performance of the existing asset, will flow to the enterprise. All other subsequent expenditure is recognised as an expense in the period in which it is incurred.

         (c)      PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION (CONT'D)

                  (iii)    DEPRECIATION

                           Depreciation is calculated on a straight-line basis so as to write off the cost, less estimated residual value, of the vessels, MV "Glory Sun" and MV "Glory Moon", over their estimated useful lives of 13 and 2 years, respectively.

         (d)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents comprise cash at bank.

         (e)      FOREIGN CURRENCY TRANSLATION

                  Monetary assets and liabilities in foreign currencies are translated into United States dollars at rates of exchange closely approximate to those ruling at the balance sheet date. Transactions in foreign currencies are translated at rates ruling on transaction dates. Translation differences are included in the profit and loss account.

         (f)      REVENUE RECOGNITION

                  Revenue from charter of the vessel is recognised on a straight-line basis over the period of the charter and after providing for off-service days.

                  Interest income from banks is recognised when earned based on the principal outstanding and at the rate applicable.

         (g)      BORROWING COSTS

                  Borrowing costs are recognised as an expense in the year in which they are incurred.

         (h)      IMPAIRMENT

                  The carrying amounts of the Company's assets, other than inventories, are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset's recoverable amount is estimated.

                  An impairment loss is recognised whenever the carrying amount of an item of property, plant and equipment exceeds its recoverable amount. The impairment loss is charged to the profit and loss account unless it reverses a previous revaluation in which case it will be charged to equity. Any subsequent increase in recoverable amount is reduced by the amount that would have been recognised as depreciation had the write-down or write-off not occurred.

         (i)      IDENTITY OF RELATED PARTIES

                  For the purpose of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

3.       PROPERTY, PLANT AND EQUIPMENT

                                    VESSEL              VESSEL
          2002                  MV "GLORY SUN"      MV "GLORY MOON"         TOTAL
          COST                       US$                  US$                US$
At beginning of the year            11,649,099                    -       11,649,099
Additions                                    -            2,616,775        2,616,775
                                --------------      ---------------      -----------
At end of the year              $   11,649,099      $     2,616,775      $14,265,874
                                ==============      ===============      ===========

ACCUMULATED DEPRECIATION

At beginning of the year               350,982                    -          350,982
Charge for the year                    911,406              606,278        1,517,684
                                --------------      ---------------      -----------
At end of the year              $    1,262,388      $       606,278      $ 1,868,666
                                ==============      ===============      ===========

NET BOOK VALUE AS AT
31 December 2002                $   10,386,711      $     2,010,497      $12,397,208
                                ==============      ===============      ===========

NET BOOK VALUE AS AT
31 December 2001                $   11,298,117      $             -      $11,298,117
                                ==============      ===============      ===========

4.       INTEREST-BEARING BANK LOANS (SECURED)

         This note provides information about the Company's interest bearing loans. For more information about the Company's exposure to interest rate changes, refer to note 9.

                                                        2002            2001
                                                         US$             US$
SECURED BANK LOANS

Loan repayable in 20 quarterly instalments
of US$375,000 commencing in August 2001 and
a final instalment of US$1,500,000 in August
2006, secured by a mortgage over a vessel
with net book value of US$10,386,711 (2001:
US$11,298,117) and an assignment of the
vessel's
earnings and insurances.                              7,125,000        8,625,000

Loan repayable in 8 quarterly instalments of
US$250,000 commencing in July 2002, secured
by a mortgage over a vessel with net book
value of US$2,010,497 (2001: Nil) and an
assignment of the vessel's earnings and
insurances.                                           1,500,000                -

                                                    -----------      -----------
                                                    $ 8,625,000      $ 8,625,000
                                                    ===========      ===========

       Payable:
           Within 1 year                              2,500,000        1,500,000
           After 1 year but within 5 years            6,125,000        7,125,000
                                                    -----------      -----------
                                                    $ 8,625,000      $ 8,625,000
                                                    ===========      ===========

         The bank loans are guaranteed up to US$900,000 by shareholders of the holding company and guaranteed up to US$1,100,000 (2001: US$600,000) by the holding company.

5.       RESERVES

                                                        2002            2001
                                                         US$             US$

Share premium                                         3,440,001        2,840,001
Retained profits                                      1,448,811          317,625
                                                    -----------      -----------
                                                    $ 4,888,812      $ 3,157,626
                                                    ===========      ===========

         Movements in reserves are set out in the statements of changes in equity.

         The application of the share premium account is governed by Panamanian laws and regulations.

6.       REVENUE

         Revenue represents charter hire income.

7.       NET PROFIT FOR THE YEAR

       Net profit for the year includes the following:-

                                                                     PERIOD FROM
                                                                    5/6/2001 (DATE
                                                    YEAR ENDED     OF INCORPORATION)
                                                    31/12/2002      TO 31/12/2001
                                                        US$              US$
(a)    OTHER OPERATING INCOME

       Interest income

       -   banks                                    $    11,380    $         12,492
                                                    ===========    ================

(b)    FINANCE COSTS

       Interest on bank loan                         $  411,830    $        164,534
                                                    ===========    ================

8.       HOLDING COMPANY

         The immediate and ultimate holding company is Belden Cement Holding Inc., incorporated in the Republic of Panama.

9.       FINANCIAL INSTRUMENTS

         (a)      FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

                  Exposure to credit and interest rate risk arises in the normal course of the Company's business. The Company manages these risks as part of the general day-to-day management of its operations.

                  No derivative financial instruments are used to reduce exposure to fluctuations in interest rate as the Company does not view it to have a significant impact on the financial statements.

         (b)      CREDIT RISK

                  Credit evaluations are performed on charterers before chartering the Company's vessel to them. The Company does not require collateral in respect of financial assets.

         (c)      INTEREST RATE RISK

                  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations.

                  EFFECTIVE INTEREST RATES AND REPRICING ANALYSIS

                  In respect of interest-earning financial assets and interest-bearing financial liabilities, the following table indicates their effective interest rates at balance sheet date and the periods in which they reprice.

                                                               EFFECTIVE         WITHIN
                                                    NOTE     INTEREST RATE       1 YEAR
                                                                                   US$
2002
FINANCIAL ASSETS

Cash and cash equivalents                                              0.7%    $ 1,316,617
                                                                               ===========

FINANCIAL LIABILITIES

Secured bank loans                                     4              3.43%      6,375,000
                                                                      3.43%      2,250,000
                                                                               -----------
                                                                               $ 8,625,000
                                                                               ===========
2001
FINANCIAL ASSETS

Cash and cash equivalents                                             1.25%    $   340,514
                                                                               ===========

FINANCIAL LIABILITIES

Secured bank loans                                     4              5.16%      7,875,000
                                                                      5.02%        375,000
                                                                      5.06%        375,000
                                                                               -----------
                                                                               $ 8,625,000
                                                                               ===========

         (d)      FAIR VALUES

                  As at 31 December 2002, the carrying amounts of financial assets and liabilities approximated their fair values.

10.      SIGNIFICANT RELATED PARTY TRANSACTIONS

         During the year, there were the following significant transactions with related parties:-

                                                2002     2001
                                                US$      US$
Related Party
   Management fee expense                     297,884       -
                                              =======    ====

11.      COMPARATIVE INFORMATION

         Certain items in the comparative figures have been reclassified to conform with the current year's presentation.

ECHELON SHIPPING INC.                            STATEMENT BY BOARD OF DIRECTORS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

We, ALF JOHAN LOVEN ANDERSEN and DAG AUDUN ROMMEN, being attorneys-in-fact of ECHELON SHIPPING INC., do hereby state that in our opinion, the financial statements set out on pages 3 to 13 are drawn up so as to present fairly the state of affairs of the Company as at 31 December 2002 and the results of the business, changes in equity and the cash flows of the Company for the year ended on that date.

On behalf of the Board of Directors

/s/ Alf Johan Loven Andersen
--------------------------------------
ALF JOHAN LOVEN ANDERSEN
Attorney-in-fact

/s/ Dag Audun Rommen
--------------------------------------
DAG AUDUN ROMMEN
Attorney-in-fact

SINGAPORE

25 March 2003

REPORT OF THE AUDITORS TO THE MEMBER OF
ECHELON SHIPPING INC.

We have audited the financial statements of Echelon Shipping Inc. for the year ended 31 December 2002 as set out on pages 3 to 13. These financial statements are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Singapore Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Company are properly drawn up in accordance with Singapore Statements of Accounting Standard and so as to present fairly, in all material respects, the state of affairs of the Company as at 31 December 2002 and the results, changes in equity and cash flows of the Company for the year ended on that date.

/s/ KPMG

KPMG
CERTIFIED PUBLIC ACCOUNTANTS

SINGAPORE

25 March 2003

ECHELON SHIPPING INC.                                              BALANCE SHEET
ANNUAL REPORT                                             AS AT 31 DECEMBER 2002

                                                             NOTE          2002          2001
                                                                           US$           US$
NON-CURRENT ASSETS

Property, plant and equipment                                   3        4,340,699     5,381,310

CURRENT ASSETS

                                                                       -----------    ----------
Trade receivables                                                                -        47,646
Other receivables                                                           68,370             -
Cash and cash equivalents                                                  723,444       284,894
                                                                       -----------    ----------
                                                                           791,814       332,540
                                                                       -----------    ----------
    Less:
CURRENT LIABILITIES

Trade payable and accruals                                                  27,869       277,013
Advance charter hire                                                       103,750             -
Loan from shareholders of the holding company                   4          578,128       548,046
Current portion of interest-bearing
    bank loan (secured)                                         5        1,000,000     2,750,000
                                                                       -----------    ----------
                                                                         1,709,747     3,575,059
                                                                       -----------    ----------
NET CURRENT LIABILITIES                                                   (917,933)   (3,242,519)

NON-CURRENT LIABILITIES

Interest-bearing bank loan (secured)                            5       (1,750,000)            -
Loan from a related party                                       6                -      (770,600)
                                                                       -----------    ----------
NET ASSETS                                                             $ 1,672,766    $1,368,191
                                                                       ===========    ==========

CAPITAL AND RESERVES
Share capital
    Authorised, issued and fully paid
    200 ordinary shares of US$50 each                                       10,000        10,000
Reserves                                                        7        1,662,766     1,358,191
                                                                       -----------    ----------
                                                                       $ 1,672,766    $1,368,191
                                                                       ===========    ==========

   The accompanying notes form an integral part of these financial statements.

ECHELON SHIPPING INC.                                    PROFIT AND LOSS ACCOUNT
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                           NOTE           2002           2001
                                                                           US$            US$
REVENUE                                                         8        3,103,925     3,772,694
Other income                                                  9(a)          16,418        10,301
Depreciation of property, plant and equipment                   3       (1,040,611)   (1,174,160)
Vessel operating expenses                                               (1,245,210)   (1,449,372)
Management fees                                                           (175,000)      (75,000)
Commission                                                                (115,279)     (100,874)
Other operating expenses                                                   (27,979)      (26,027)
                                                                       -----------    ----------
PROFIT FROM OPERATIONS                                                     516,264       957,562

Finance costs                                                 9(b)        (211,689)     (320,745)
                                                                       -----------    ----------
PROFIT FOR THE YEAR                                                    $   304,575    $  636,817
                                                                       ===========    ==========

   The accompanying notes form an integral part of these financial statements.

ECHELON SHIPPING INC.                             STATEMENT OF CHANGES IN EQUITY
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                SHARE                SHARE             ACCUMULATED
                               CAPITAL              PREMIUM              LOSSES                 TOTAL
                                 US$                  US$                  US$                   US$
At 1 January 2001                 10,000            2,240,000           (1,518,626)              731,374
Profit for the year                    -                    -              636,817               636,817
                             -----------          -----------          -----------           -----------
At 31 December 2001               10,000            2,240,000             (881,809)            1,368,191
Profit for the year                    -                    -              304,575               304,575
                             -----------          -----------          -----------           -----------
At 31 December 2002          $    10,000          $ 2,240,000          $  (577,234)          $ 1,672,766
                             ===========          ===========          ===========           ===========

   The accompanying notes form an integral part of these financial statements.

ECHELON SHIPPING INC.                                    STATEMENT OF CASH FLOWS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                             NOTE         2002           2001
                                                                           US$            US$
OPERATING ACTIVITIES
Profit for the year                                                        304,575       636,817
Adjustments for:
Depreciation of property, plant and equipment                   3        1,040,611     1,174,160
Interest income                                               9(a)         (10,481)      (10,301)
Interest expense                                              9(b)         211,689       320,745
                                                                       -----------    ----------
                                                                         1,546,394     2,121,421
Changes in working capital:
Trade receivables                                                           47,646          (728)
Other receivables                                                          (68,370)            -
Trade payable and accruals                                                (177,470)     (262,014)
Advance charter hire                                                       103,750      (124,150)
                                                                       -----------    ----------
Cash generated from operations                                           1,451,950     1,734,529
Interest received                                                           10,481        10,301
Interest paid                                                             (333,881)     (176,270)
                                                                       -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES                                     1,128,550     1,568,560
                                                                       -----------    ----------

FINANCING ACTIVITIES
Refinancing of bank loan                                                 2,750,000             -
Repayment of bank loan                                                  (2,750,000)   (1,000,000)
Repayment of loan from a related party                                    (690,000)            -
                                                                       -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES                                      (690,000)   (1,000,000)
                                                                       -----------    ----------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                       3                -      (316,693)
                                                                       -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES                                             -      (316,693)
                                                                       -----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  438,550       251,867
Cash and cash equivalents at beginning of year                             284,894        33,027
                                                                       -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   723,444    $  284,894
                                                                       ===========    ==========

   The accompanying notes form an integral part of these financial statements.

ECHELON SHIPPING INC.                          NOTES TO THE FINANCIAL STATEMENTS
ANNUAL REPORT                                                   31 DECEMBER 2002

These notes form an integral part of the financial statements.

The financial statements were authorised for issue by the Directors on 25 March 2003.

1.       DOMICILE AND ACTIVITIES

         Echelon Shipping Inc is a company incorporated in the Republic of Panama. The address of the resident agent is Arango Orillac Building, third floor, 54 Street, Nueva Urbanizacion Obarrio, P.O. Box 5216 Panama 5, Republic of Panama.

         The principal activities of the Company are those of ship owners.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      STATEMENT OF COMPLIANCE

                  These financial statements have been prepared in accordance with the Singapore Statements of Accounting Standard ("SAS") (including Interpretations of Statements of Accounting Standard) issued by the Institute of Certified Public Accountants of Singapore.

         (b)      BASIS OF PREPARATION

                  The financial statements, expressed in United States dollars, are prepared on the historical cost basis.

         (c)      PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

                  (i)      OWNED ASSETS

                           Items of property, plant and equipment are stated at cost less accumulated depreciation and impairment losses.

                  (ii)     SUBSEQUENT EXPENDITURE

                           Subsequent expenditure relating to a fixed asset that has already been recognised is added to the carrying amount of the asset when it is probable that future economic benefits, in excess of the originally assessed standard of performance of the existing asset, will flow to the enterprise. All other subsequent expenditure is recognised as an expense in the period in which it is incurred.

                  (iii)    DEPRECIATION

                           Depreciation is calculated on a straight line basis so as to write off the cost, less estimated residual value, of the vessel over its estimated useful life of 9 years.

         (d)      REVENUE RECOGNITION

                  Revenue from charter of the vessel is recognised on a straight line basis over the period of the charter and after providing for off-service days.

                  Interest income from banks is recognised when earned based on the principal outstanding and at the rate applicable.

         (e)      FOREIGN CURRENCY TRANSLATION

                  Monetary assets and liabilities in foreign currencies are translated into United States dollars at rates of exchange closely approximate to those ruling at the balance sheet date. Transactions in foreign currencies are translated at rates ruling on transaction dates. Translation differences are included in the profit and loss account.

         (f)      BORROWING COSTS

                  Borrowing costs are recognised as an expense in the year in which they are incurred.

         (g)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents comprise cash at bank.

         (h)      IMPAIRMENT

                  The carrying amounts of the Company's assets, other than inventories, are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset's recoverable amount is estimated.

                  An impairment loss is recognised whenever the carrying amount of an item of property, plant and equipment exceeds its recoverable amount. The impairment loss is charged to the profit and loss account unless it reverses a previous revaluation in which case it will be charged to equity. Any subsequent increase in recoverable amount is reduced by the amount that would have been recognised as depreciation had the write-down or write-off not occurred.

3.       PROPERTY, PLANT AND EQUIPMENT

                                          VESSEL MV
                                        "MARIANA III"
2002                                         US$
COST

At beginning of the year                  9,470,590
Additions                                         -
                                         ----------
At end of the year                       $9,470,590
                                         ==========

ACCUMULATED DEPRECIATION

At beginning of the year                  4,089,280
Charge for the year                       1,040,611
                                         ----------
At end of the year                       $5,129,891
                                         ==========

NET BOOK VALUE at 31 December 2002       $4,340,699
                                         ==========

NET BOOK VALUE at 31 December 2001       $5,381,310
                                         ==========

4.       LOAN FROM SHAREHOLDERS OF THE HOLDING COMPANY

                            2002           2001
                             US$            US$
Loan principal             500,000        500,000
Accrued interest            78,128         48,046
                          --------       --------
                          $578,128       $548,046
                          ========       ========

         The loan from shareholders of the holding company is unsecured and has no fixed terms of repayment.

5.       INTEREST-BEARING BANK LOAN (SECURED)

                                              2002             2001
                                               US$              US$
The bank loan is repayable as follows:
-   Within 1 year                            1,000,000        2,750,000
-   After 1 year but within 5 years          1,750,000                -
                                           -----------      -----------
                                           $ 2,750,000      $ 2,750,000
                                           ===========      ===========

         In October 2002, the Company refinanced its bank loan with another financial institution. The new bank loan is repayable in 9 quarterly instalments of US$250,000 commencing in January 2003 and a final instalment of US$500,000 in April 2005. It is secured by a mortgage over the Company's vessel and an assignment of the vessel's earnings and insurances, guaranteed up to US$900,000 by shareholders of the holding company and guaranteed up to US$1,100,000 by the holding company.

6.       LOAN FROM A RELATED PARTY

                                 2002                2001
                                 US$                  US$
Loan principal                        -               690,000
Accrued interest                      -                80,600
                              ---------           -----------
                              $       -           $   770,600
                              =========           ===========

7.       RESERVES

                                 2002                2001
                                 US$                  US$
Share premium                 2,240,000             2,240,000
Accumulated losses             (577,234)             (881,809)
                              ---------           -----------
                              1,662,766           $ 1,358,191
                              =========           ===========

         Movements in reserves are set out in the statement of changes in equity.

         The application of the share premium account is governed by Panamanian laws and regulations.

8.       REVENUE

         Revenue represents charter hire income.

9.       PROFIT FOR THE YEAR

         Profit for the year includes the following:

                                 2002                2001
                                 US$                  US$
(a)    OTHER INCOME

Interest income
- bank                           10,481                10,301
Others                            5,937                     -
                              ---------           -----------
                              $  16,418           $    10,301
                              =========           ===========

                                                                 2002             2001
                                                                  US$             US$
(b)    FINANCE COSTS

Loan refinancing charges                                         29,875                -
Interest expense
- bank loan                                                     117,232          248,272
- loan from shareholders of the holding company                  30,082           30,414
- loan from a related party                                      34,500           41,400
- bank overdraft                                                      -              659
                                                               --------         --------
                                                               $211,689         $320,745
                                                               ========         ========

10.      SIGNIFICANT RELATED PARTY TRANSACTIONS

         For the purpose of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

         During the year, there were the following significant transactions with related parties:-

                                    2002               2001
                                    US$                US$
RELATED PARTY
   Management fee expense          $175,000          $ 75,000
                                   ========          ========

11.      HOLDING COMPANY

         The immediate and ultimate holding company is Belden Cement Holding Inc., incorporated in the Republic of Panama.

12.      FINANCIAL INSTRUMENTS

         (a)      FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

                  Exposure to credit and interest rate risk arises in the normal course of the Company's business. The Company manages these risks as part of the general day-to-day management of its operation.

                  No derivative financial instruments are used to reduce exposure to fluctuations in interest rate as the Company does not view them to have a significant impact on the financial statements.

         (b)      CREDIT RISK

                  Credit evaluations are performed on charterers before chartering the Company's vessel to them. The Company does not require collateral in respect of financial assets.

         (c)      INTEREST RATE RISK

                  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations.

                  EFFECTIVE INTEREST RATES AND REPRICING ANALYSIS

                  In respect of interest-earning financial assets and interest-bearing financial liabilities, the following table indicates their effective interest rates at balance sheet date and the periods in which they reprice.

                                                      WITHIN       1 TO 5
                                     EFFECTIVE        1 YEAR        YEARS        TOTAL
                          NOTE    INTEREST RATE         US$          US$          US$
2002
FINANCIAL ASSETS
Cash and cash
  equivalents                               0.7%   $   723,444    $       -    $   723,444
                                                   ===========    =========    ===========

FINANCIAL LIABILITIES
Loan from shareholders
  of holding
  company                    4                6%       500,000            -        500,000
Secured bank loan            5             3.34%     2,000,000            -      2,000,000
                                           3.39%       250,000            -        250,000
                                           3.30%       250,000            -        250,000
                                           3.29%       250,000            -        250,000
                                                   -----------    ---------    -----------
                                                   $ 3,250,000    $       -    $ 3,250,000
                                                   ===========    =========    ===========
2001
FINANCIAL ASSETS
Cash and cash
  equivalents                               1.5%   $   284,894    $       -    $   284,894
                                                   ===========    =========    ===========

FINANCIAL LIABILITIES
Loan from shareholders
  of holding
  company                    4                6%       500,000            -        500,000
Secured bank loan            5             5.63%     2,750,000            -      2,750,000
Loan from a
  related party              6                6%             -      690,000        690,000
                                                   -----------    ---------    -----------
                                                   $ 3,250,000    $ 690,000    $ 3,940,000
                                                   ===========    =========    ===========

         (d)      FAIR VALUES

                  The net fair value of a financial liability which is not carried at fair value in the balance sheet as at 31 December is represented in the following table:

                                               2002                        2001
                                   CARRYING          FAIR        CARRYING         FAIR
                                    AMOUNT           VALUE        AMOUNT          VALUE
                          NOTE       US$              US$           US$            US$
FINANCIAL LIABILITY
Loan from a related
   party                     6    $           -    $         -    $ 770,600    $   647,011
                                  =============    ===========    =========    ===========

Unrecognised gain                                  $         -                 $   123,589
                                                   ===========                 ===========

                  Other than the above, as at 31 December 2002 and 2001, the carrying amounts of financial assets and liabilities approximated their fair values.

13.      COMPARATIVE INFORMATION

         Certain items in the comparative figures have been reclassified to conform with the current year's presentation.

SHINING STAR SHIPPING INC.                       STATEMENT BY BOARD OF DIRECTORS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

We, ALF JOHAN LOVEN ANDERSEN and DAG AUDUN ROMMEN, being attorneys-in-fact of SHINING STAR SHIPPING INC., do hereby state that in our opinion, the financial statements set out on pages 3 to 14 are drawn up so as to present fairly the state of affairs of the Company as at 31 December 2002 and the results of the business, changes in equity and cash flows of the Company for the year ended on that date.

On behalf of the Board of Directors

/s/ Alf Johan Loven Andersen
----------------------------------
ALF JOHAN LOVEN ANDERSEN
Attorney-in-fact

/s/ Dag Audun Rommen
----------------------------------
DAG AUDUN ROMMEN
Attorney-in-fact

SINGAPORE

25 March 2003

REPORT OF THE AUDITORS TO THE MEMBER OF
SHINING STAR SHIPPING INC.

We have audited the financial statements of Shining Star Shipping Inc. for the year ended 31 December 2002 as set out on pages 3 to 14. These financial statements are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Singapore Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Company are properly drawn up in accordance with Singapore Statements of Accounting Standard and so as to present fairly, in all material respects, the state of affairs of the Company as at 31 December 2002 and the results of the business, changes in equity and cash flows of the Company for the year ended on that date.

/s/ KPMG

KPMG
CERTIFIED PUBLIC ACCOUNTANTS

SINGAPORE

25 March 2003

SHINING STAR SHIPPING INC.                                         BALANCE SHEET
ANNUAL REPORT                                             AS AT 31 DECEMBER 2002

                                                              NOTE      2002         2001
                                                                         US$          US$
NON-CURRENT ASSETS
Property, plant and equipment                                   3    11,825,501    12,933,737
Loan to a related party                                         4             -       770,600
                                                                     ----------    ----------
                                                                     11,825,501    13,704,337

CURRENT ASSETS

Trade receivables                                                             -       194,329
Other receivables                                                       291,831       192,650
Cash and cash equivalents                                               172,270        26,140
                                                                     ----------    ----------
                                                                        464,101       413,119
                                                                     ----------    ----------
    Less:
CURRENT LIABILITIES
Accrued expenses                                                          2,156        13,683
Advance charter hire                                                    102,893        23,121
Current portion of obligations under a
    hire purchase agreement                                     5     1,508,301     1,414,119
                                                                     ----------    ----------
                                                                      1,613,350     1,450,923
                                                                     ----------    ----------
NET CURRENT LIABILITIES                                              (1,149,249)   (1,037,804)

NON-CURRENT LIABILITIES
Obligations under a hire purchase agreement                     5    (8,516,336)  (10,024,637)
                                                                     ----------    ----------
NET ASSETS                                                           $2,159,916   $ 2,641,896
                                                                     ==========   ===========

CAPITAL AND RESERVES
Share capital
    Authorised, issued and fully paid
    200 ordinary shares of US$50 each                                    10,000        10,000
Reserves                                                        6     2,149,916     2,631,896
                                                                     ----------    ----------
                                                                     $2,159,916   $ 2,641,896
                                                                     ==========   ===========

   The accompanying notes form an integral part of these financial statements.

SHINING STAR SHIPPING INC.                               PROFIT AND LOSS ACCOUNT
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                                                             PERIOD FROM
                                                                                          14/08/2000 (DATE
                                                                           YEAR ENDED     OF INCORPORATION)
                                                                           31/12/2002       TO 31/12/2001
                                                             NOTE              US$               US$
REVENUE                                                          7           2,947,568        2,090,130
Other operating income                                           8(a)          232,554          235,866
Waiver of amount due to a related party (trade)                                      -          441,733
Depreciation of property, plant and equipment                    3          (1,108,236)        (778,844)
Management fees                                                                (75,000)               -
Legal fees                                                                     (20,676)         (20,532)
Commission                                                                     (69,365)         (49,133)
Other operating expenses                                                       (33,101)          (6,514)
                                                                          ------------      -----------
PROFIT FROM OPERATIONS                                                       1,873,744        1,912,706

Finance costs                                                    8(b)         (898,083)        (711,045)
                                                                          ------------      -----------
PROFIT BEFORE TAXATION                                                         975,661        1,201,661

Taxation                                                         9            (132,641)         (94,056)
                                                                          ------------      -----------
PROFIT AFTER TAXATION                                                     $    843,020      $ 1,107,605
                                                                          ============      ===========

   The accompanying notes form an integral part of these financial statements.

SHINING STAR SHIPPING INC.                        STATEMENT OF CHANGES IN EQUITY
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                 SHARE          SHARE         RETAINED
                                                CAPITAL        PREMIUM         PROFITS         TOTAL
                                                  US$            US$             US$            US$
Issue of shares                                     10,000      1,734,291              -      1,744,291
Profit for the period                                    -              -      1,107,605      1,107,605
Dividend paid                                            -              -       (210,000)      (210,000)
                                             -------------  -------------   ------------    -----------
At 31 December 2001                                 10,000      1,734,291        897,605      2,641,896
Net profit for the year                                  -              -        843,020        843,020
Dividend paid                                            -              -     (1,325,000)    (1,325,000)
                                             -------------  -------------   ------------    -----------
At 31 December 2002                          $      10,000    $ 1,734,291   $    415,625    $ 2,159,916
                                             =============    ===========   ============    ===========

   The accompanying notes form an integral part of these financial statements.

SHINING STAR SHIPPING INC.                               STATEMENT OF CASH FLOWS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                                                             PERIOD FROM
                                                                                          14/08/2000 (DATE
                                                                           YEAR ENDED     OF INCORPORATION)
                                                                           31/12/2002       TO 31/12/2001
                                                             NOTE              US$               US$
OPERATING ACTIVITIES
Profit before taxation                                                         975,661        1,201,661
Adjustments for:
Interest income                                              8(a)              (50,643)         (41,537)
Interest expense                                             8(b)              898,083          711,045
Depreciation of property, plant and equipment                3               1,108,236          778,844
Waiver of amount due to a related party                                              -         (441,733)
                                                                         -------------    -------------
Operating profit before working capital changes                              2,931,337        2,208,280

Changes in working capital:
Trade receivables                                                              194,329         (194,329)
Other receivables                                                              (99,181)         393,207
Accrued expenses                                                                (3,444)         (10,840)
Charter hire received in advance                                                79,772           23,121
Trade portions of amount due to a related party                                      -         (647,866)
                                                                         -------------    -------------
Cash generated from operations                                               3,102,813        1,771,567

Interest paid                                                                 (906,167)        (748,024)
Interest received                                                              131,244           12,442
Dividends paid                                                              (1,325,000)        (210,000)
Foreign withholding tax deducted at source                                    (132,641)         (94,056)
                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES                                           870,249          731,929
                                                                         -------------    -------------
INVESTING ACTIVITIES
Non-trade portions of amount due from a related party                                -           50,000
Effects of acquisition of assets and liabilities
   from a related party                                     10                       -          246,544
                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES                                                 -          296,544
                                                                         -------------    -------------
FINANCING ACTIVITIES
Payment of hire purchase instalments                                        (1,414,119)      (1,002,333)
Repayment of loan to a related party                                           690,000                -
                                                                         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES                                          (724,119)      (1,002,333)
                                                                         -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      146,130           26,140
Cash and cash equivalents at beginning of year                                  26,140                -
                                                                         -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $     172,270    $      26,140
                                                                         =============    =============

   The accompanying notes form an integral part of these financial statements.

SHINING STAR SHIPPING INC.                     NOTES TO THE FINANCIAL STATEMENTS
ANNUAL REPORT                                                   31 DECEMBER 2002

These notes form an integral part of the financial statements.

The financial statements were authorised for issue by the Directors on 25 March 2003.

1.       DOMICILE AND ACTIVITIES

         Shining Star Shipping Inc. is a company incorporated in the Republic of Panama. The address of the resident agent is Arango Orillac Building, third floor, 54 Street, Nueva Urbanizacion Obarrio, P.O. Box 5216 Panama 5, Republic of Panama.

         The principal activities of the Company are those of ship owners.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      STATEMENT OF COMPLIANCE

                  These financial statements have been prepared in accordance with the Singapore Statements of Accounting Standard ("SAS") (including Interpretations of Statements of Accounting Standard) issued by the Institute of Certified Public Accountants of Singapore.

         (b)      BASIS OF PREPARATION

                  The financial statements, expressed in United States dollars, are prepared on the historical cost basis.

         (c)      PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

                  (i)      OWNED ASSETS

                           Items of property, plant and equipment are stated at cost less accumulated depreciation and impairment losses.

                  (iv)     SUBSEQUENT EXPENDITURE

                           Subsequent expenditure relating to a fixed asset that has already been recognised is added to the carrying amount of the asset when it is probable that future economic benefits, in excess of the originally assessed standard of performance of the existing asset, will flow to the enterprise. All other subsequent expenditure is recognised as an expense in the period in which it is incurred.

         (c)      PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION (CONT'D)

                  (iii)    DEPRECIATION

                           Depreciation is calculated on a straight-line basis so as to write off the cost, less estimated residual value, of the vessel over its estimated useful life of 11 years.

         (d)      REVENUE RECOGNITION

                  Revenue from charter of the vessel is recognised on a straight-line basis over the period of the charter and after providing for off-service days.

                  Interest income from banks is recognised when earned based on the principal outstanding and at the rate applicable.

         (e)      FOREIGN CURRENCY TRANSLATION

                  Monetary assets and liabilities in foreign currencies are translated into United States dollars at rates of exchange closely approximate to those ruling at the balance sheet date. Transactions in foreign currencies are translated at rates ruling on transaction dates. Translation differences are included in the profit and loss account.

         (f)      BORROWING COSTS

                  Borrowing costs are recognised as an expense in the year in which they are incurred.

         (g)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents comprise cash at bank.

         (h)      IMPAIRMENT

                  The carrying amounts of the Company's assets, other than inventories, are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset's recoverable amount is estimated.

                  An impairment loss is recognised whenever the carrying amount of an item of property, plant and equipment exceeds its recoverable amount. The impairment loss is charged to the profit and loss account unless it reverses a previous revaluation in which case it will be charged to equity. Any subsequent increase in recoverable amount is reduced by the amount that would have been recognised as depreciation had the write-down or write-off not occurred.

3.       PROPERTY, PLANT AND EQUIPMENT

                                                               VESSEL
                                                              MV "ARO"
          2002                                                  US$
          COST
At beginning of the year                                     13,712,581
Additions                                                             -
                                                            -----------
At end of the year                                          $13,712,581
                                                            ===========

ACCUMULATED DEPRECIATION

At beginning of the year                                        778,844
Charge for the year                                           1,108,236
                                                            -----------
At end of the year                                          $ 1,887,080
                                                            ===========

NET BOOK VALUE AS AT
31 December 2002                                            $11,825,501
                                                            ===========

NET BOOK VALUE AS AT
31 December 2001                                            $12,933,737
                                                            ===========

4.       LOAN TO A RELATED PARTY

                                                2002              2001
                                                 US$               US$
Loan principal                                         -          690,000
Accrued interest                                       -           80,600
                                           -------------    -------------
                                           $           -    $     770,600
                                           ============     =============

5.       OBLIGATIONS UNDER A HIRE PURCHASE AGREEMENT

         The vessel was acquired through a hire purchase agreement, under which the outstanding principal is repayable in quarterly instalments of an increasing amount ranging from approximately $368,000 in March 2003 to approximately $405,000 in June 2004, and a final instalment of $7.3 million in December 2004.

5.       OBLIGATIONS UNDER A HIRE PURCHASE AGREEMENT (CONT'D)

         At 31 December, the obligations are payable as follows:

                                                    PAYMENTS      INTEREST      PRINCIPAL
2002                                                   US$           US$           US$
Within 1 year                                       2,289,771        781,470     1,508,301
After 1 year but within 5 years                     9,120,749        604,413     8,516,336
                                                  -----------    -----------   -----------
                                                  $11,410,520    $ 1,385,883   $10,024,637
                                                  ===========    ===========   ===========

2001

Within 1 year                                       2,315,265        901,146     1,414,119
After 1 year but within 5 years                    11,471,382      1,446,745    10,024,637
                                                  -----------    -----------   -----------
                                                  $13,786,647    $ 2,347,891   $11,438,756
                                                  ===========    ===========   ===========

6.       RESERVES

                                               2002            2001
                                                US$             US$
Share premium                                 1,734,291      1,734,291
Retained profit                                 415,625        897,605
                                            -----------    -----------
                                            $ 2,149,916    $ 2,631,896
                                            ===========    ===========

         Movements in reserves are set out in the statement of changes in equity.

         The application of the share premium account is governed by Panamanian laws and regulations.

7.       REVENUE

         Revenue represents charter hire income.

8.       PROFIT FROM OPERATIONS

         Profit from operations includes the following:-

                                                                                    PERIOD FROM
                                                                                 14/08/2000 (DATE
                                                                   YEAR ENDED    OF INCORPORATION)
                                                                   31/12/2002      TO 31/12/2001
                                                                       US$              US$
(a)    OTHER OPERATING INCOME

       Interest income
       - banks                                                          16,143           12,442
       - loan to a related party                                        34,500           29,095
       Sundry income                                                   181,911          194,329
                                                                  ------------     ------------
                                                                  $    232,554     $    235,866
                                                                  ============     ============

(b)    FINANCE COSTS

       Hire purchase interest                                     $    898,083     $    711,045
                                                                  ============     ============

9.       TAXATION

         Taxation represents foreign withholding tax deducted at source.

10.      SIGNIFICANT RELATED PARTY TRANSACTIONS

         For the purpose of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

         In addition to those disclosed elsewhere in the financial statements, during the year, there were the following significant transactions with related parties:-

                                                                       2002              2001
                                                                        US$               US$
RELATED PARTY
    Management fee expense                                            75,000                 -
                                                                      ======            ======

11.      FINANCIAL INSTRUMENTS

         (a)      FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

                  Exposure to credit and interest rate risk arises in the normal course of the Company's business. The Company manages these risks as part of the general day-to-day management of its operations.

         (b)      CREDIT RISK

                  Credit evaluations are performed on charterers before chartering the Company's vessel to them. The Company does not require collateral in respect of financial assets.

         (c)      INTEREST RATE RISK

                  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations.

                  Derivative financial instruments are used to reduce exposure to fluctuations in interest rate.

                  EFFECTIVE INTEREST RATES AND REPRICING ANALYSIS

                  In respect of interest-earning financial assets and interest-bearing financial liabilities, the following table indicates their effective interest rates at balance sheet date and the periods in which they reprice.

                                 EFFECTIVE      WITHIN       1 TO 5
                                 INTEREST       1 YEAR        YEARS         TOTAL
                        NOTE       RATE           US$          US$           US$
2002
FINANCIAL ASSETS
Cash and cash
  equivalents                      0.25%     $   172,270   $         -   $   172,270
                                             ===========   ===========   ===========

FINANCIAL LIABILITY
Hire purchase             5       8.145%      $1,508,301    $8,516,336   $10,024,637
                                             ===========   ===========   ===========

2001
FINANCIAL ASSETS
Loan to a related
  party                   4           6%               -       690,000       690,000
Cash and cash
  equivalents                      0.75%          26,140             -        26,140
                                             -----------   -----------   -----------
                                             $    26,140   $   690,000   $   716,140
                                             ===========   ===========   ===========

                                 EFFECTIVE       WITHIN        1 TO 5
                                 INTEREST        1 YEAR         YEARS          TOTAL
                        NOTE       RATE            US$           US$            US$
2001

FINANCIAL LIABILITY
Hire purchase             5       8.145%       $1,414,119    $10,024,637    $11,438,756
                                               ==========    ===========    ===========

         (d)      FAIR VALUES

                  The net fair values of financial assets and liabilities which are not carried at fair value in the balance sheet as at 31 December is represented in the following table:

                                           2002                            2001
                                CARRYING          FAIR           CARRYING         FAIR
                                 AMOUNT           VALUE           AMOUNT          VALUE
                       NOTE        US$             US$              US$            US$
FINANCIAL ASSET
Loan to a related
  party                  4    $          -    $          -     $    770,600   $    647,000
                              ============    ============     ============   ============

FINANCIAL LIABILITY
Hire purchase
  obligations            5    $(10,024,637)   $(11,018,877)    $(11,438,756)  $(12,172,011)
                              ============    ============     ============   ============

Unrecognised loss                             $   (994,240)                   $   (856,855)
                                              ============                    ============

                  The fair value of the hire purchase obligations is determined based on the current offer of the hire purchase obligations as advised by the financier.

                  Other than the above, the carrying amounts of financial assets and liabilities approximated their fair values.

12.      HOLDING COMPANY

         The immediate and ultimate holding company is Belden Cement Holding Inc., incorporated in the Republic of Panama.

13.      COMPARATIVE INFORMATION

         Certain items in the comparative figures have been reclassified to conform with the current year's presentation.

EMBLEM SHIPPING INC.                             STATEMENT BY BOARD OF DIRECTORS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

We, ALF JOHAN LOVEN ANDERSEN and DAG AUDUN ROMMEN, being attorneys-in-fact of EMBLEM SHIPPING INC., do hereby state that in our opinion, the financial statements set out on pages 3 to 13 are drawn up so as to present fairly the state of affairs of the Company as at 31 December 2002 and the results of the business, changes in equity and cash flows of the Company for the year ended on that date.

On behalf of the Board of Directors

/s/ Alf Johan Loven Andersen
----------------------------------
ALF JOHAN LOVEN ANDERSEN
Attorney-in-fact

/s/ Dag Audun Rommen
----------------------------------
DAG AUDUN ROMMEN
Attorney-in-fact

SINGAPORE

25 March 2003

REPORT OF THE AUDITORS TO THE MEMBER OF
EMBLEM SHIPPING INC.

We have audited the financial statements of Emblem Shipping Inc. for the year ended 31 December 2002 as set out on pages 3 to 13. These financial statements are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Singapore Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Company are properly drawn up in accordance with Singapore Statements of Accounting Standard and so as to present fairly, in all material respects, the state of affairs of the Company as at 31 December 2002 and the results of the business, changes in equity and cash flows of the Company for the year ended on that date.

/s/ KPMG

KPMG
CERTIFIED PUBLIC ACCOUNTANTS

SINGAPORE

25 March 2003

EMBLEM SHIPPING INC.                                               BALANCE SHEET
ANNUAL REPORT                                             AS AT 31 DECEMBER 2002

                                                             NOTE             2002              2001
                                                                               US$               US$
NON-CURRENT ASSETS
Property, plant and equipment                                  3             7,132,613        8,181,638

CURRENT ASSETS

Sundry receivables                                                              90,615           72,913
Cash and cash equivalents                                                      260,854          187,374
                                                                         -------------    -------------
                                                                               351,469          260,287
                                                                         -------------    -------------
  Less:
CURRENT LIABILITIES
Accrued expenses                                                               110,478           84,108
Current portion of interest
  bearing bank loan (secured)                                  4               438,198          406,060
                                                                         -------------    -------------
                                                                               548,676          490,168
                                                                         -------------    -------------
NET CURRENT LIABILITIES                                                       (197,207)        (229,881)

NON-CURRENT LIABILITY

Interest-bearing bank loan (secured)                           4            (5,660,419)      (6,098,617)
                                                                         -------------    -------------
NET ASSETS                                                               $   1,274,987    $   1,853,140
                                                                         =============    =============

CAPITAL AND RESERVES
Share capital
  Authorised, issued and fully paid
  100 ordinary shares of US$100 each                                            10,000           10,000
Reserves                                                       5             1,264,987        1,843,140
                                                                         -------------    -------------
                                                                         $   1,274,987    $   1,853,140
                                                                         =============    =============

   The accompanying notes form an integral part of these financial statements.

EMBLEM SHIPPING INC.                                     PROFIT AND LOSS ACCOUNT
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                                                            PERIOD FROM
                                                                                         27/10/2000 (DATE
                                                                           YEAR ENDED    OF INCORPORATION)
                                                             NOTE          31/12/2002      TO 31/12/2001
                                                                               US$              US$
REVENUE                                                      6               1,395,466        1,127,156
Other operating income                                       7(a)                1,040            5,718
Depreciation of property, plant and equipment                3              (1,049,025)        (961,628)
Management fee                                                                 (75,000)         (50,000)
Other operating expenses                                                       (19,938)          (8,890)
                                                                         -------------     ------------
PROFIT FROM OPERATIONS                                                         252,543          112,356

Finance costs                                                7(b)             (430,696)        (462,926)
                                                                         -------------     ------------
NET LOSS FOR THE YEAR                                                    $    (178,153)    $   (350,570)
                                                                         =============     ============

   The accompanying notes form an integral part of these financial statements.

EMBLEM SHIPPING INC.                              STATEMENT OF CHANGES IN EQUITY
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                              SHARE          SHARE       ACCUMULATED
                                             CAPITAL        PREMIUM         LOSS           TOTAL
                                               US$            US$            US$            US$
Issue of shares                                10,000      2,443,710               -     2,453,710
Net loss for the period                             -              -        (350,570)     (350,570)
Dividend paid                                       -       (250,000)              -      (250,000)
                                        -------------    -----------    ------------   -----------
At 31 December 2002                            10,000      2,193,710        (350,570)    1,853,140
Net loss for the year                               -              -        (178,153)     (178,153)
Dividend paid                                       -       (400,000)              -      (400,000)
                                        -------------    -----------    ------------   -----------
At 31 December 2002                     $      10,000    $ 1,793,710    $   (528,723)  $ 1,274,987
                                        =============    ===========    ============   ===========

   The accompanying notes form an integral part of these financial statements.

EMBLEM SHIPPING INC.                                     STATEMENT OF CASH FLOWS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                                                            PERIOD FROM
                                                                                         27/10/2000 (DATE
                                                                           YEAR ENDED    OF INCORPORATION)
                                                             NOTE          31/12/2002      TO 31/12/2001
                                                                               US$              US$
OPERATING ACTIVITIES
Net loss for the year                                                         (178,153)        (350,570)
Adjustments for:
Interest income                                              7(a)               (1,040)          (5,718)
Interest expense                                             7(b)              430,696          462,926
Depreciation of property, plant and equipment                3               1,049,025          961,628
                                                                         -------------     ------------
Operating profit before working capital changes                              1,300,528        1,068,266

Changes in working capital:
Other receivables                                                              (17,702)         (72,739)
Accrued expenses                                                                  (546)           4,818
                                                                         -------------     ------------
Cash generated from operations                                               1,282,280        1,000,345

Interest paid                                                                 (403,780)        (383,636)
Interest received                                                                1,040            5,544
Dividend paid                                                                 (400,000)        (250,000)
                                                                         -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                           479,540          372,253
                                                                         -------------     ------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                    3                       -       (9,143,266)
                                                                         -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES                                                 -       (9,143,266)
                                                                         -------------     ------------

FINANCING ACTIVITIES
Drawdown of bank loan                                                                -        6,789,556
Repayment of bank loan                                                        (406,060)        (284,879)
Proceeds from issue of share capital                                                 -        2,453,710
                                                                         -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES                                          (406,060)       8,958,387
                                                                         -------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       73,480          187,374
Cash and cash equivalents at beginning of year                                 187,374                -
                                                                         -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $     260,854     $    187,374
                                                                         =============     =============

   The accompanying notes form an integral part of these financial statements.

EMBLEM SHIPPING INC.                           NOTES TO THE FINANCIAL STATEMENTS
ANNUAL REPORT                                                   31 DECEMBER 2002

These notes form an integral part of the financial statements.

The financial statements were authorised for issue by the Directors on 25 March 2003.

1.       DOMICILE AND ACTIVITIES

         Emblem Shipping Inc. (the "Company") is incorporated in the Republic of Panama. The address of the resident agent is Arango Orillac Building, third floor, 54 Street, Nueva Urbanizacion Obarrio, P.O. Box 5216 Panama 5, Republic of Panama.

         The principal activities of the Company are those of ship owners.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      STATEMENT OF COMPLIANCE

                  These financial statements have been prepared in accordance with the Singapore Statements of Accounting Standard ("SAS") (including Interpretations of Statements of Accounting Standard) issued by the Institute of Certified Public Accountants of Singapore.

         (b)      BASIS OF PREPARATION

                  The financial statements, expressed in United States dollars, are prepared on the historical cost basis.

         (c)      PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

                  (i)      OWNED ASSETS

                           Items of property, plant and equipment are stated at cost less accumulated depreciation and impairment losses.

                  (v)      SUBSEQUENT EXPENDITURE

                           Subsequent expenditure relating to a fixed asset that has already been recognised is added to the carrying amount of the asset when it is probable that future economic benefits, in excess of the originally assessed standard of performance of the existing asset, will flow to the enterprise. All other subsequent expenditure is recognised as an expense in the period in which it is incurred.

         (c)      PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION (CONT'D)

                  (iii)    DEPRECIATION

                           Depreciation is calculated on a straight-line basis so as to write off the cost, less estimated residual value, of the vessel over its estimated useful life of 8 years.

         (d)      REVENUE RECOGNITION

                  Revenue from charter of the vessel is recognised on a straight-line basis over the period of the charter and after providing for off-service days.

                  Interest income from banks is recognised when earned based on the principal outstanding and at the rate applicable.

         (e)      FOREIGN CURRENCY TRANSLATION

                  Monetary assets and liabilities in foreign currencies are translated into United States dollars at rates of exchange closely approximate to those ruling at the balance sheet date. Transactions in foreign currencies are translated at rates ruling on transaction dates. Translation differences are included in the profit and loss account.

         (f)      BORROWING COSTS

                  Borrowing costs are recognised as an expense in the year in which they are incurred.

         (g)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents comprise cash at bank.

         (h)      IMPAIRMENT

                  The carrying amounts of the Company's assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset's recoverable amount is estimated.

                  An impairment loss is recognised whenever the carrying amount of an asset exceeds its recoverable amount. The impairment loss is charged to the profit and loss account. Any subsequent increase in recoverable amount is reduced by the amount that would have been recognised as depreciation had the write-down or write-off not occurred.

         (i)      DERIVATIVE FINANCIAL INSTRUMENTS

                  The Company uses interest rate swap contracts to hedge its exposure to interest rate risks from financing activities.

                  Derivative financial instruments used for hedging purposes are accounted for on an equivalent basis to the underlying assets, liabilities or net positions. Any profit or loss arising is recognised on the same basis as that arising from the related assets, liabilities or positions.

3.       PROPERTY, PLANT AND EQUIPMENT

                                                                                        VESSEL
                                                                                   MV "ALCEM CALACA"
2002                                                                                     US$
COST
At beginning and end of the year                                                     $ 9,143,266
                                                                                     ===========

ACCUMULATED DEPRECIATION

At beginning of the year                                                                 961,628
Charge for the year                                                                    1,049,025
                                                                                     -----------
At end of the year                                                                   $ 2,010,653
                                                                                     ===========

NET BOOK VALUE AS AT
31 December 2002                                                                     $ 7,132,613
                                                                                     ===========

NET BOOK VALUE AS AT
31 December 2001                                                                     $ 8,181,638
                                                                                     ===========

4.       INTEREST-BEARING BANK LOAN

                                                                      2002           2001
                                                                       US$            US$
The bank loan is repayable as follows:
-   Within 1 year                                                     438,198        406,060
-   After 1 year but within 5 years                                 3,638,350      3,036,493
-   After 5 years                                                   2,022,069      3,062,124
                                                                  -----------    -----------
                                                                  $ 6,098,617    $ 6,504,677
                                                                  ===========    ===========

         The bank loan is repayable in 34 quarterly instalments ranging from $1,000 to $315,000 commencing in January 2001. It is secured by a mortgage over the Company's vessel and an assignment of the vessel's earnings and insurances and guaranteed by a related party.

5.       RESERVES

                                             2002          2001
                                              US$           US$
Share premium                              1,793,710      2,193,710
Accumulated loss                            (528,723)      (350,570)
                                         -----------    -----------
                                         $ 1,264,987    $ 1,843,140
                                         ===========    ===========

         Movement in reserves are set out in the statement of changes in equity.

         The application of the share premium account is governed by Panamanian laws and regulations.

6.       REVENUE

         Revenue represents charter hire income.

7.       NET LOSS FOR THE YEAR

         Net loss for the year includes the following:-

                                                                                      PERIOD FROM
                                                                                   27/10/2000 (DATE
                                                                    YEAR ENDED     OF INCORPORATION)
                                                      NOTE          31/12/2002       TO 31/12/2001
                                                                        US$               US$
(a)    OTHER OPERATING INCOME

       Interest income
       - banks                                                    $       1,040      $       5,718
                                                                  =============      =============

(b)    FINANCE COSTS

       Interest on bank loan                                      $     430,696      $     462,926
                                                                  =============      =============

8.       SIGNIFICANT RELATED PARTY TRANSACTIONS

         For the purpose of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

         During the year, there were the following significant transactions with related parties:-

                                              2002              2001
                                               US$               US$
Management fee expense                   $      75,000     $     50,000
                                         =============     ============

9.       HOLDING COMPANY

         The immediate and ultimate holding company is Belden Cement Holding Inc., incorporated in the Republic of Panama.

10.      FINANCIAL INSTRUMENTS

         (a)      FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

                  Exposure to credit and interest rate risk arises in the normal course of the Company's business. The Company manages these risks as part of the general day-to-day management of its operations.

         (b)      CREDIT RISK

                  Credit evaluations are performed on charterers before chartering the Company's vessel to them. The Company does not require collateral in respect of financial assets.

         (c)      INTEREST RATE RISK

                  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations.

                  Interest rate swaps are used to reduce exposure to fluctuations in interest rates.

                  EFFECTIVE INTEREST RATES AND REPRICING ANALYSIS

                  In respect of interest-earning financial assets and interest-bearing financial liabilities, the following table indicates their effective interest rates at balance sheet date and the periods in which they reprice.

                                    EFFECTIVE     WITHIN         1 TO 5         AFTER
                                    INTEREST      1 YEAR          YEARS        5 YEARS
2002                     NOTE         RATE          US$            US$           US$
FINANCIAL ASSETS

Cash and cash
  equivalents                         0.24%    $    260,854    $         -   $         -
                                               ============    ===========   ===========

FINANCIAL LIABILITIES

Floating rate loan        4           3.21%       6,098,617              -             -
Effect of interest rate
  swap                                2.98%      (4,980,603)     4,177,757       802,846
                                               ------------    -----------   -----------
                                               $  1,118,014    $ 4,177,757   $   802,846
                                               ============    ===========   ===========
2001

FINANCIAL ASSETS

Cash and cash
  equivalents                         0.64%    $    187,374    $         -   $         -
                                               ============    ===========   ===========

FINANCIAL LIABILITIES

Floating rate loan        4           3.73%       6,504,677              -             -
Effect of interest rate
  swap                                2.46%      (5,689,740)     3,882,770     1,806,970
                                               ------------    -----------   -----------
                                               $    814,937    $ 3,882,770   $ 1,806,970
                                               ============    ===========   ===========

         (d)      FAIR VALUES

                  Recognised financial instruments

                  As at 31 December 2002, the carrying amounts of financial assets and liabilities approximated their fair values.

                  Unrecognised financial instruments.

                  The valuation of financial instruments not recognised in the balance sheet reflects amounts which the Company expects to pay or receive to terminate the contracts or replace the contracts at their current market rates at the balance sheet date.

                  The notional amount and net fair value of financial instrument not recognised in the balance sheet as at 31 December are:

                                       2002                            2001
                             NOTIONAL         FAIR            NOTIONAL        FAIR
                              AMOUNT          VALUE            AMOUNT         VALUE
                                US$            US$               US$           US$
Interest rate swap
   agreement              $   4,980,603   $    (645,852)   $   5,689,740  $    (224,936)
                          =============   =============    =============  =============

11.      COMPARATIVE INFORMATION

                  Certain items in the comparative figures have been reclassified to conform with the current year's presentation.

YAKUMO SHIPPING INC.                             STATEMENT BY BOARD OF DIRECTORS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

We, ALF JOHAN LOVEN ANDERSEN and DAG AUDUN ROMMEN, being attorneys-in-fact of YAKUMO SHIPPING INC., do hereby state that in our opinion, the financial statements set out on pages 3 to 12 are drawn up so as to present fairly the state of affairs of the Company as at 31 December 2002 and the results of the business, changes in equity and cash flows of the Company for the year ended on that date.

On behalf of the Board of Directors

/s/ Alf Johan Loven Andersen
----------------------------------
ALF JOHAN LOVEN ANDERSEN
Attorney-in-fact

/s/ Dag Audun Rommen
----------------------------------
DAG AUDUN ROMMEN
Attorney-in-fact

SINGAPORE

25 March 2003

REPORT OF THE AUDITORS TO THE MEMBER OF
YAKUMO SHIPPING INC.

We have audited the financial statements of Yakumo Shipping Inc. for the year 31 December 2002 as set out on pages 3 to 12. These financial statements are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Singapore Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Company are properly drawn up in accordance with Singapore Statements of Accounting Standard and so as to present fairly, in all material respects, the state of affairs of the Company as at 31 December 2002 and the results of the business, changes in equity and cash flows of the Company for the year ended on that date.

/s/ KPMG

KPMG
CERTIFIED PUBLIC ACCOUNTANTS

SINGAPORE

25 March 2003

YAKUMO SHIPPING INC.                                         BALANCE SHEET
ANNUAL REPORT                                           AS AT 31 DECEMBER 2002

                                                 NOTE        2002           2001
                                                              US$            US$
NON-CURRENT ASSETS

Property, plant and equipment                      3        4,816,388      4,830,756

CURRENT ASSETS

Trade receivable                                              126,000              -
Other receivables                                  4           61,683        219,275
Cash and cash equivalents                                     218,195        308,517
                                                          -----------    -----------
                                                              405,878        527,792
                                                          -----------    -----------
    Less:
CURRENT LIABILITIES
Trade payables and accruals                                    25,958        332,823
Bank loan (secured)                                5          700,000        700,000
Loan from holding company                          6          356,241       -
                                                          -----------    -----------
                                                            1,082,199      1,032,823
                                                          -----------    -----------
NET CURRENT LIABILITIES                                      (676,321)      (505,031)

NON-CURRENT LIABILITY
Bank loan (secured)                                5       (1,800,000)    (2,100,000)
                                                          -----------    -----------
NET ASSETS                                                $ 2,340,067    $ 2,225,725
                                                          ===========    ===========

CAPITAL AND RESERVES
Share capital
    Authorised, issued and fully paid
    100 ordinary shares of US$100 each                         10,000         10,000
Reserves                                           7        2,330,067      2,215,725
                                                          -----------    -----------
                                                          $ 2,340,067    $ 2,225,725
                                                          ===========    ===========

   The accompanying notes form an integral part of these financial statements.

YAKUMO SHIPPING INC.                                     PROFIT AND LOSS ACCOUNT
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                             NOTE             2002             2001
                                                                               US$              US$
REVENUE                                                      8               1,879,075        1,962,595
Other income                                                 9(a)               27,003           12,499
Depreciation of property, plant and equipment                3                (464,368)        (424,370)
Vessel operating costs                                                        (932,490)      (1,138,514)
Management fee                                                                (175,000)         (50,000)
Commission expense                                                             (47,110)         (48,131)
Offhire                                                                              -          (20,286)
Other operating expenses                                                       (20,027)         (19,154)
                                                                         -------------    -------------
Profit from operations                                                         267,083          274,639

Finance costs                                                9(b)             (152,741)        (212,706)
                                                                         -------------    -------------
NET PROFIT FOR THE YEAR                                                  $     114,342    $      61,933
                                                                         =============    =============

   The accompanying notes form an integral part of these financial statements.

YAKUMO SHIPPING INC.                              STATEMENT OF CHANGES IN EQUITY
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                            SHARE         SHARE         RETAINED
                                           CAPITAL       PREMIUM         PROFITS         TOTAL
                                             US$           US$             US$            US$
At 1 January 2001                            10,000      1,990,000         163,792     2,163,792
Net profit for the year                           -              -          61,933        61,933
                                        -----------    -----------    ------------   -----------
At 31 December 2001                          10,000      1,990,000         225,725     2,225,725
Net profit for the year                           -              -         114,342       114,342
                                        -----------    -----------    ------------   -----------
At 31 December 2002                     $    10,000    $ 1,990,000    $    340,067   $ 2,340,067
                                        ===========    ===========    ============   ===========

   The accompanying notes form an integral part of these financial statements.

YAKUMO SHIPPING INC.                                     STATEMENT OF CASH FLOWS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                             NOTE             2002            2001
                                                                               US$             US$
OPERATING ACTIVITIES
Profit for the year                                                            114,342           61,933
Adjustments for:
Interest expense                                             9(b)              109,170          212,706
Interest income                                              9(a)               (3,095)         (12,499)
Depreciation of property, plant and equipment                  3               464,368          424,370
                                                                         -------------    -------------
                                                                               684,785          686,510
Changes in working capital:-
Trade receivable                                                              (126,000)          50,736
Sundry receivables                                                             157,592           29,545
Trade payables and accruals                                                   (274,947)         284,070
                                                                         -------------    -------------
Cash generated from operations                                                 441,430        1,050,861
Interest paid                                                                 (134,847)        (238,874)
Interest received                                                                3,095           12,499
                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES                                           309,678          824,486
                                                                         -------------    -------------

FINANCING ACTIVITIES
Drawdown of bank loan                                                          225,000                -
Loan from holding company                                                      350,000                -
Repayment of bank loan                                                        (525,000)        (700,000)
                                                                         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES                                            50,000         (700,000)
                                                                         -------------    -------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                      3              (450,000)        (216,736)
                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES                                          (450,000)        (216,736)
                                                                         -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (90,322)         (92,250)
Cash and cash equivalents at beginning of year                                 308,517          400,767
                                                                         -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $     218,195    $     308,517
                                                                         =============    =============

   The accompanying notes form an integral part of these financial statements.

YAKUMO SHIPPING INC.                           NOTES TO THE FINANCIAL STATEMENTS
ANNUAL REPORT                                                   31 DECEMBER 2002

These notes form an integral part of the financial statements.

The financial statements were authorised for issue by the Directors on 25 March 2003.

1.       DOMICILE AND ACTIVITIES

         Yakumo Shipping Inc. (the "Company") is incorporated in the Republic of Panama. The address of the resident agent is Arango Orillac Building, third floor, 54 Street, Nueva Urbanizacion Obarrio, P.O. Box 5216 Panama 5, Republic of Panama.

         The principal activities of the Company are those of ship owners.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      STATEMENT OF COMPLIANCE

                  These financial statements have been prepared in accordance with the Singapore Statements of Accounting Standard (including Interpretations of Statements of Accounting Standard) issued by the Institute of Certified Public Accountants of Singapore.

         (b)      BASIS OF PREPARATION

                  The financial statements, expressed in United States dollars, are prepared on the historical cost basis.

         (c)      PROPERTY, PLANT AND EQUIPMENT

                  (i)      OWNED ASSETS

                    Items of property, plant and equipment are stated at cost less accumulated depreciation and impairment losses.

                  (ii)     SUBSEQUENT EXPENDITURE

                           Subsequent expenditure relating to a fixed asset that has already been recognised is added to the carrying amount of the asset when it is probable that future economic benefits, in excess of the originally assessed standard of performance of the existing asset, will flow to the enterprise. All other subsequent expenditure is recognised as an expense in the period in which it is incurred.

                  (iii)    DEPRECIATION

                           Depreciation is calculated on a straight line basis so as to write off the cost, less estimated residual value, of the vessel over its estimated useful life of 13 years.

                           Costs of drydocking are depreciated on a straight line basis over the interval to the next drydocking, which is estimated at 30 months.

         (d)      REVENUE RECOGNITION

                  Revenue from charter of the vessel is recognised on a straight line basis over the period of the charter and after providing for off-service days.

                  Interest income from banks is recognised when earned based on the principal outstanding and at the rate applicable.

         (e)      FOREIGN CURRENCY TRANSLATION

                  Monetary assets and liabilities in foreign currencies are translated into United States dollars at rates of exchange closely approximate to those ruling at the balance sheet date. Transactions in foreign currencies are translated at rates ruling on transaction dates. Translation differences are included in the profit and loss account.

         (f)      BORROWING COSTS

                  Borrowing costs are recognised as an expense in the year in which they are incurred.

         (g)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents comprise cash at bank.

         (h)      IMPAIRMENT

                  The carrying amounts of the Company's assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset's recoverable amount is estimated.

                  An impairment loss is recognised whenever the carrying amount of an asset exceeds its recoverable amount. The impairment loss is charged to the profit and loss account. Any subsequent increase in recoverable amount is reduced by the amount that would have been recognised as depreciation had the write-down or write-off not occurred.

3.       PROPERTY, PLANT AND EQUIPMENT

                                                                   VESSEL
                                                               MV "GLORY STAR"
2002                                                                 US$
COST

At beginning of the year                                            5,339,542
Additions                                                             450,000
                                                                -------------
At end of the year                                              $   5,789,542
                                                                =============

                                                                   VESSEL
                                                               MV "GLORY STAR"
2002                                                                 US$
ACCUMULATED DEPRECIATION

At beginning of the year                                              508,786
Charge for the year                                                   464,368
                                                                -------------
At end of the year                                              $     973,154
                                                                =============

NET BOOK VALUE at 31 December 2002                              $   4,816,388
                                                                =============

NET BOOK VALUE at 31 December 2001                              $   4,830,756
                                                                =============

4.       OTHER RECEIVABLES

                                               2002            2001
                                                US$             US$
Prepayments                                      19,154                -
Sundry receivables                               42,529          219,275
                                          -------------    -------------
                                          $      61,683    $     219,275
                                          =============    =============

5.       INTEREST-BEARING BANK LOAN (SECURED)

                                                      2002             2001
                                                       US$              US$
The bank loan is repayable as follows:

-   Within 1 year                                       700,000          700,000
-   After 1 year but within 5 years                   1,800,000        2,100,000
                                                  -------------    -------------
                                                  $   2,500,000    $   2,800,000
                                                  =============    =============

         In October 2002, the Company refinanced its bank loan with another financial institution. The new bank loan is repayable in 13 quarterly instalments of US$175,000 commencing in January 2003 and a final instalment of US$225,000 in April 2006. It is secured by a mortgage over the Company's vessel and an assignment of the vessel's earnings and insurances, guaranteed up to US$900,000 by shareholders of the holding company and guaranteed up to US$1,100,000 by the holding company.

         The previous bank loan was repayable in 20 quarterly instalments of US$175,000 commencing in January 2002 and was secured by a mortgage over the Company's vessel and an assignment of the vessel's earnings and insurances.

6.       LOAN FROM HOLDING COMPANY

                                      2002             2001
                                       US$              US$
Loan principal                         350,000                -
Accrued interest                         6,241                -
                                  ------------     ------------
                                  $    356,241     $          -
                                  ============     ============

         The loan from the holding company is unsecured. The Company shall have the option at any time to repay the loan in full or in part.

7.       RESERVES

                                      2002             2001
                                       US$              US$
Share premium                       1,990,000        1,990,000
Retained profits                      340,067          225,725
                                  -----------      -----------
                                  $ 2,330,067      $ 2,215,725
                                  ===========      ===========

         Movements in reserves are set out in the statement of changes in equity.

         The application of the share premium account is governed by Panamanian laws and regulations.

8.       REVENUE

         Revenue represents charter hire income.

9.       NET PROFIT FOR THE YEAR

                                                                 2002            2001
                                                                  US$             US$
Net profit for the year includes the following:-

(a)    OTHER INCOME

       Interest income - bank                                       3,095           12,499
       Sundry income                                               23,908                -
                                                            -------------    -------------
                                                            $      27,003    $      12,499
                                                            =============    =============

9.       NET PROFIT FOR THE YEAR (CONT'D)

                                                  2002            2001
                                                   US$             US$
(b)    FINANCE COSTS

       Interest expense:
       - bank loan                                 102,929          212,706
       - loan from holding company                   6,241                -
       Loan refinancing charges                     43,571                -
                                             -------------    -------------
                                             $     152,741    $     212,706
                                             =============    =============

10.      SIGNIFICANT RELATED PARTY TRANSACTIONS

         For the purpose of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

         During the year, there were the following significant transactions with related parties:-

                                              2002            2001
                                               US$             US$
Management fee expense                    $    175,000    $      50,000
                                          ============    =============

11.      HOLDING COMPANY

         The immediate and ultimate holding company is Belden Cement Holding Inc., incorporated in the Republic of Panama.

12.      FINANCIAL INSTRUMENTS

         (a)      FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

                  Exposure to credit and interest rate risk arises in the normal course of the Company's business. The Company manages these risks as part of the general day-to-day management of its operations.

                  No derivative financial instruments are used to reduce exposure to fluctuations in interest rate as the Company does not view them to have a significant impact on the financial statements.

         (b)      CREDIT RISK

                  Credit evaluations are performed on all charterers before chartering the Company's vessel to them. The Company does not require collateral in respect of financial assets.

         (c)      INTEREST RATE RISK

                  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations.

                  EFFECTIVE INTEREST RATES AND REPRICING ANALYSIS

                  In respect of interest-earning financial assets and interest-bearing financial liabilities, the following table indicates their effective interest rates at balance sheet date and the periods in which they reprice.

                                   NOTE       EFFECTIVE         WITHIN
                                            INTEREST RATE       1 YEAR          TOTAL
2002                                              %               US$            US$
FINANCIAL ASSETS

Cash and cash equivalents                       0.7%        $     218,195   $     218,195
                                                            =============   =============

FINANCIAL LIABILITIES

Bank loan                            5          3.34%           1,975,000       1,975,000
                                                3.32%             525,000         525,000
Loan from holding company            6             6%             350,000         350,000
                                                            -------------   -------------
                                                            $   2,850,000   $   2,850,000
                                                            =============   =============
2001
FINANCIAL ASSETS

Cash and cash equivalents                       0.25%       $     308,517   $     308,517
                                                            =============   =============

FINANCIAL LIABILITIES

Bank loan                            5          6.19%       $   2,800,000   $   2,800,000
                                                            =============   =============

         (d)      FAIR VALUES

                  As at 31 December 2002 and 2001, the carrying amounts of financial assets and liabilities approximated their fair values.

13.      COMPARATIVE INFORMATION

         Certain items in the comparative figures have been reclassified to conform with the current year's presentation.

TILBURY SHIPPING INC.                            STATEMENT BY BOARD OF DIRECTORS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

We, ALF JOHAN LOVEN ANDERSEN and DAG AUDUN ROMMEN, being attorneys-in-fact of TILBURY SHIPPING INC., do hereby state that in our opinion, the financial statements set out on pages 3 to 13 are drawn up so as to present fairly the state of affairs of the Company as at 31 December 2002 and the results of the business, changes in equity and cash flows of the Company for the year ended on that date.

On behalf of the Board of Directors

/s/ Alf Johan Loven Andersen
----------------------------------
ALF JOHAN LOVEN ANDERSEN
Attorney-in-fact

/s/ Dag Audun Rommen
----------------------------------
DAG AUDUN ROMMEN
Attorney-in-fact

SINGAPORE

25 March 2003

REPORT OF THE AUDITORS TO THE MEMBER OF
TILBURY SHIPPING INC.

We have audited the financial statements of Tilbury Shipping Inc. for the year ended 31 December 2002 as set out on pages 3 to 13. These financial statements are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Singapore Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of the Company are properly drawn up in accordance with Singapore Statements of Accounting Standard and so as to present fairly, in all material respects, the state of affairs of the Company as at 31 December 2002 and the results of the business, changes in equity and cash flows of the Company for the year ended on that date.

/s/ KPMG

KPMG
CERTIFIED PUBLIC ACCOUNTANTS

SINGAPORE

25 March 2003

TILBURY SHIPPING INC.                                              BALANCE SHEET
ANNUAL REPORT                                             AS AT 31 DECEMBER 2002

                                                             NOTE            2002             2001
                                                                              US$              US$
NON-CURRENT ASSETS
Property, plant and equipment                                  3            15,812,600       17,103,861

CURRENT ASSETS

Sundry receivables                                                               1,494            1,776
Cash and cash equivalents                                                      299,929          296,733
                                                                         -------------    -------------
                                                                               301,423          298,509
                                                                         -------------    -------------
    Less:
CURRENT LIABILITIES
Accrued expenses                                                               108,827           81,091
Current portion of interest
    bearing bank loan (secured)                                4               893,362          827,598
                                                                         -------------    -------------
                                                                             1,002,189          908,689
                                                                         -------------    -------------
NET CURRENT LIABILITIES                                                       (700,766)        (610,180)

NON-CURRENT LIABILITY

Interest-bearing bank loan (secured)                           4           (11,558,187)     (12,451,550)
                                                                         -------------    -------------
NET ASSETS                                                               $   3,553,647    $   4,042,131
                                                                         =============    =============

CAPITAL AND RESERVES
Share capital
    Authorised, issued and fully paid
    100 ordinary shares of US$100 each                                          10,000           10,000
Reserves                                                       5             3,543,647        4,032,131
                                                                         -------------    -------------
                                                                         $   3,553,647    $   4,042,131
                                                                         =============    =============

   The accompanying notes form an integral part of these financial statements.

TILBURY SHIPPING INC.                                    PROFIT AND LOSS ACCOUNT
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                                                             PERIOD FROM
                                                                                           1/12/2000 (DATE
                                                                           YEAR ENDED     OF INCORPORATION)
                                                             NOTE          31/12/2002       TO 31/12/2001
                                                                               US$               US$
REVENUE                                                      6               3,363,305          2,932,586
Other operating income                                       7(a)                2,426             27,467
Depreciation of property, plant and equipment                3              (1,291,261)        (1,183,670)
Management fee                                                                 (75,000)           (25,000)
Legal and consultancy fee                                                      (10,505)           (27,400)
Other operating expenses                                                       (15,907)           (22,875)
                                                                         -------------      -------------
PROFIT FROM OPERATIONS                                                       1,973,058          1,701,108

Finance costs                                                7(b)             (861,542)          (955,268)
                                                                         -------------      -------------
NET PROFIT FOR THE YEAR                                                  $   1,111,516      $     745,840
                                                                         =============      =============


   The accompanying notes form an integral part of these financial statements.

TILBURY SHIPPING INC.                             STATEMENT OF CHANGES IN EQUITY
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                            SHARE            SHARE          RETAINED
                                           CAPITAL          PREMIUM          PROFIT           TOTAL
                                             US$              US$              US$             US$
Issue of shares                                10,000        4,536,291               -        4,546,291
Net profit for the period                           -                -          745,840         745,840
Dividend paid                                       -         (504,160)        (745,840)     (1,250,000)
                                        -------------    -------------    -------------   -------------
At 31 December 2001                            10,000        4,032,131                -       4,042,131
Net profit for the year                             -                -        1,111,516       1,111,516
Dividend paid                                       -         (488,484)      (1,111,516)     (1,600,000)
                                        -------------    -------------    -------------   -------------
At 31 December 2002                     $      10,000    $   3,543,647    $           -   $   3,553,647
                                        =============    =============    =============   =============

   The accompanying notes form an integral part of these financial statements.

TILBURY SHIPPING INC.                                    STATEMENT OF CASH FLOWS
ANNUAL REPORT                                FOR THE YEAR ENDED 31 DECEMBER 2002

                                                                                           PERIOD FROM
                                                                                            1/12/2000
                                                                                             (DATE OF
                                                                           YEAR ENDED     INCORPORATION)
                                                             NOTE          31/12/2002     TO 31/12/2001
                                                                               US$             US$
OPERATING ACTIVITIES
Net profit for the year                                                      1,111,516          745,840
Adjustments for:
Interest income                                              7(a)               (2,426)         (27,467)
Interest expense                                             7(b)              861,542          955,268
Depreciation of property, plant and equipment                3               1,291,261        1,183,670
                                                                         -------------    -------------
Operating profit before working capital changes                              3,261,893        2,857,311

Changes in working capital:
Sundry receivables                                                                 282           (1,494)
Accrued expenses                                                                  (913)           3,690
                                                                         -------------    -------------
Cash generated from operations                                               3,261,262        2,859,507
Interest paid                                                                 (832,894)        (877,867)
Interest received                                                                2,426           27,185
Dividend paid                                                               (1,600,000)      (1,250,000)
                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES                                           830,794          758,825
                                                                         -------------    -------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment                    3                       -      (18,287,531)
                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES                                                 -      (18,287,531)
                                                                         -------------    -------------

FINANCING ACTIVITIES
Drawdown of bank loan                                                                -       13,859,614
Repayment of bank loan                                                        (827,598)        (580,466)
Proceeds from issue of share capital                                                 -        4,546,291
                                                                         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES                                          (827,598)      17,825,439
                                                                         -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        3,196          296,733
Cash and cash equivalents at beginning of year                                 296,733                -
                                                                         -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $     299,929    $     296,733
                                                                         =============    =============

   The accompanying notes form an integral part of these financial statements.

TILBURY SHIPPING INC.                          NOTES TO THE FINANCIAL STATEMENTS
ANNUAL REPORT                                                   31 DECEMBER 2002

These notes form an integral part of the financial statements.

The financial statements were authorised for issue by the Directors on 25 March 2003.

1.       DOMICILE AND ACTIVITIES

         Tilbury Shipping Inc. is a company incorporated in the Republic of Panama. The address of the resident agent is Arango Orillac Building, third floor, 54 Street, Nueva Urbanizacion Obarrio, P.O. Box 5216 Panama 5, Republic of Panama.

         The principal activities of the Company are those of ship owners.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      STATEMENT OF COMPLIANCE

                  These financial statements have been prepared in accordance with the Singapore Statements of Accounting Standard ("SAS") (including Interpretations of Statements of Accounting Standard) issued by the Institute of Certified Public Accountants of Singapore.

         (b)      BASIS OF PREPARATION

                  The financial statements, expressed in United States dollars, are prepared on the historical cost basis.

         (c)      PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

                  (i)      OWNED ASSETS

                           Items of property, plant and equipment are stated at cost less accumulated depreciation and impairment losses.

                  (vi)     SUBSEQUENT EXPENDITURE

                           Subsequent expenditure relating to a fixed asset that has already been recognised is added to the carrying amount of the asset when it is probable that future economic benefits, in excess of the originally assessed standard of performance of the existing asset, will flow to the enterprise. All other subsequent expenditure is recognised as an expense in the period in which it is incurred.

         (c)      PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION (CONT'D)

                  (iii)    DEPRECIATION

                           Depreciation is calculated on a straight-line basis so as to write off the cost, less estimated residual value, of the vessel over its estimated useful life of 13 years.

         (d)      REVENUE RECOGNITION

                  Revenue from charter of the vessel is recognised on a straight-line basis over the period of the charter and after providing for off-service days.

                  Interest income is recognised when earned based on the principal outstanding and at the rate applicable.

         (e)      FOREIGN CURRENCY TRANSLATION

                  Monetary assets and liabilities in foreign currencies are translated into United States dollars at rates of exchange closely approximate to those ruling at the balance sheet date. Transactions in foreign currencies are translated at rates ruling on transaction dates. Translation differences are included in the profit and loss account.

         (f)      BORROWING COSTS

                  Borrowing costs are recognised as an expense in the year in which they are incurred.

         (g)      CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents comprise cash at bank.

         (h)      IMPAIRMENT

                  The carrying amounts of the Company's assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset's recoverable amount is estimated.

                  An impairment loss is recognised whenever the carrying amount of an asset exceeds its recoverable amount. The impairment loss is charged to the profit and loss account. Any subsequent increase in recoverable amount is reduced by the amount that would have been recognised as depreciation had the write-down or write-off not occurred.

         (i)      DERIVATIVE FINANCIAL INSTRUMENTS

                  The Company uses interest rate swap contracts to hedge its exposure to interest rate risks from financing activities.

                  Derivative financial instruments used for hedging purposes are accounted for on an equivalent basis to the underlying assets, liabilities or net positions. Any profit or loss arising is recognised on the same basis as that arising from the related assets, liabilities or positions.

3.       PROPERTY, PLANT AND EQUIPMENT

                                              VESSEL
                                         MV "ALCEM LUGAIT"
2002                                            US$
COST

At beginning of the year                     18,287,531
Additions                                             -
                                          -------------
At end of the year                        $  18,287,531
                                          =============

ACCUMULATED DEPRECIATION

At beginning of the year                      1,183,670
Charge for the year                           1,291,261
                                          -------------
At end of the year                        $   2,474,931
                                          =============

NET BOOK VALUE AS AT
31 December 2002                          $  15,812,600
                                          =============

NET BOOK VALUE AS AT
31 December 2001                          $  17,103,861
                                          =============

4.       INTEREST-BEARING BANK LOAN

                                                                        2002             2001
                                                                         US$              US$
The bank loan is repayable as follows:
-   Within 1 year                                                       893,362          827,598
-   After 1 year but within 5 years                                   7,427,072        6,196,456
-   After 5 years                                                     4,131,115        6,255,094
                                                                  -------------    -------------
                                                                  $  12,451,549    $  13,279,148
                                                                  =============    =============

         The bank loan is repayable in 34 quarterly instalments ranging from $86,000 to $645,000 commencing in January 2001. It is secured by a mortgage over the Company's vessel and an assignment of the vessel's earnings and insurances and guaranteed by a related party.

5.       RESERVES

                                                                        2002             2001
                                                                         US$              US$
Share premium                                                         3,543,647        4,032,131
Retained profit                                                               -                -
                                                                  -------------    -------------
                                                                  $   3,543,647    $   4,032,131
                                                                  =============    =============

         Movements in reserves are set out in the statement of changes in equity.

         The application of the share premium account is governed by Panamanian laws and regulations.

6.       REVENUE

         Revenue represents charter hire income.

7.     NET PROFIT FOR THE YEAR

         Net profit for the year includes the following:-

                                                                                      PERIOD FROM
                                                                                    1/12/2000 (DATE
                                                                    YEAR ENDED     OF INCORPORATION)
                                                                    31/12/2002       TO 31/12/2001
                                                                        US$               US$
(a)    OTHER OPERATING INCOME

       Interest income
       - banks                                                    $       2,426      $      27,467
                                                                  =============      =============

(b)    FINANCE COSTS

       Interest on bank loan                                      $     861,542      $     955,268
                                                                  =============      =============

8.       SIGNIFICANT RELATED PARTY TRANSACTIONS

         For the purpose of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

         During the year, there were the following significant transactions with related parties:-

                                            2002             2001
                                             US$              US$
Management fee expense                    $  75,000        $  25,000
                                          =========        =========

9.       HOLDING COMPANY

         The immediate and ultimate holding company is Belden Cement Holding Inc., incorporated in the Republic of Panama.

10.      FINANCIAL INSTRUMENTS

         (a)      FINANCIAL RISK MANAGEMENT OBJECTIVES AND POLICIES

                  Exposure to credit and interest rate risk arises in the normal course of the Company's business. The Company manages these risks as part of the general day-to-day management of its operations.

         (b)      CREDIT RISK

                  Credit evaluations are performed on charterers before chartering the Company's vessel to them. The Company does not require collateral in respect of financial assets.

         (c)      INTEREST RATE RISK

                  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations.

                  Interest rate swaps are used to reduce exposure to fluctuations in interest rates.

                  EFFECTIVE INTEREST RATES AND REPRICING ANALYSIS

                  In respect of interest-earning financial assets and interest-bearing financial liabilities, the following table indicates their effective interest rates at balance sheet date and the periods in which they reprice.

                                     EFFECTIVE      WITHIN           1 TO 5          AFTER
                                     INTEREST       1 YEAR            YEARS         5 YEARS
2002                      NOTE         RATE          US$               US$            US$
FINANCIAL ASSETS

Cash and cash
  equivalents                          0.24%    $     299,925    $           -   $           -
                                                =============    =============   =============

FINANCIAL LIABILITIES

Floating rate secured
  bank loan                4           2.93%       12,451,549                -               -
Effect of interest rate
   swap                                3.29%      (10,334,292)       8,725,426       1,608,866
                                                -------------    -------------   -------------
                                                $   2,117,257    $   8,725,426   $   1,608,866
                                                =============    =============   =============

10.      FINANCIAL INSTRUMENTS

                                    EFFECTIVE     WITHIN           1 TO 5          AFTER
                                    INTEREST      1 YEAR            YEARS         5 YEARS
2001                     NOTE         RATE          US$              US$            US$
FINANCIAL ASSETS

Cash and cash
  equivalents                         0.64%    $    296,733     $          -   $           -
                                               ============     ============   =============

FINANCIAL LIABILITIES

Floating rate secured
  bank loan               4           3.58%      13,279,148                -               -
Effect of interest rate
  swap                                2.64%     (11,725,574)       8,105,353       3,620,221
                                               ------------     ------------   -------------
                                               $  1,553,574     $  8,105,353   $   3,620,221
                                               ============     ============   =============

         (d)      FAIR VALUES

                  Recognised financial instruments

                  As at 31 December 2002, the carrying amounts of financial assets and liabilities approximated their fair values.

                  Unrecognised financial instruments

                  The valuation of financial instruments not recognised in the balance sheet reflects amounts which the Company expects to pay or receive to terminate the contracts or replace the contracts at their current market rates at the balance sheet date.

                  The notional amount and net fair value of financial instrument not recognised in the balance sheet as at 31 December are:

                                       2002                            2001
                             NOTIONAL        FAIR            NOTIONAL       FAIR
                              AMOUNT         VALUE            AMOUNT        VALUE
                                US$           US$               US$          US$
Interest rate swap
   agreement              $  10,334,292   $  (1,417,442)   $  11,725,574  $    (492,482)
                          =============   =============    =============  =============