Form 10-Q
period 2003-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 2003-08-14
CIK 278041

            INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003
                                             ---------------

__    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the transition period from ___________ to  ___________

                      Commission file number:  2-63322
                                             ----------

                     INTERNATIONAL SHIPHOLDING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      36-2989662
----------------------------                  ---------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                Number)

650 Poydras Street         New Orleans, Louisiana               70130
--------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

                              (504) 529-5461
--------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.     YES	  ___x___  NO   _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock  $1 Par Value     6,082,887 shares     (June 30, 2003)
    ----------------------------   ------------------    ----------------

                        PART I - FINANCIAL INFORMATION

                                  ITEM 1.
                            FINANCIAL STATEMENTS

                     INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (All Amounts in Thousands Except Share Data)
                               (Unaudited)
                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     2003       2002         2003      2002
                                  ---------  ---------    ---------  ---------
Revenues                          $ 67,505   $ 56,664     $132,311   $117,116

Operating Expenses:
   Voyage Expenses                  52,013     42,758      101,631     92,451
   Vessel and Barge Depreciation     5,138      4,829        9,792      9,659
   Impairment Loss                       -       (151)           -        (97)
                                  ---------  ---------    ---------  ---------
Gross Voyage Profit                 10,354      9,228       20,888     15,103
                                  ---------  ---------    ---------  ---------
Administrative and
 General Expenses                    4,000      3,799        8,011      8,245
Gain on Sale of Other Assets           (39)      (513)         (43)      (493)
                                  ---------  ---------    ---------  ---------
Operating Income                     6,393      5,942       12,920      7,351
                                  ---------  ---------    ---------  ---------
Interest and Other:
   Interest Expense                  3,171      4,482        6,652      9,102
   Investment Income                  (302)      (140)        (530)      (452)
   Other Income                        (81)         -         (103)    (1,282)
   (Gain) Loss on Early
    Extinguishment of Debt               -          -       (1,260)        48
                                  ---------  ---------    ---------  ---------
                                     2,788      4,342        4,759      7,416
                                  ---------  ---------    ---------  ---------
Income (Loss) Before Provision
 (Benefit) for Income Taxes and
 Equity in Net Income of
 Unconsolidated Entities             3,605      1,600        8,161        (65)
                                  ---------  ---------    ---------  ---------
Provision (Benefit) for
 Income Taxes:
   Current                             164          -          164          -
   Deferred                          1,085        558        2,672        (18)
   State                                26         38           68         38
                                  ---------  ---------    ---------  ---------
                                     1,275        596        2,904         20
                                  ---------  ---------    ---------  ---------
Equity in Net Income of
 Unconsolidated Entities
 (Net of Applicable Taxes)             160        112          227        281
                                  ---------  ---------    ---------  ---------
Net Income                        $  2,490   $  1,116     $  5,484   $    196
                                  =========  =========    =========  =========
Basic and Diluted Earnings
 Per Share:
   Net Income                     $   0.41   $   0.18     $   0.90   $   0.03
                                  =========  =========    =========  =========

Weighted Average Shares of
 Common Stock Outstanding        6,082,887  6,082,887    6,082,887  6,082,887

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                          (All Amounts in Thousands)
                                 (Unaudited)

                                                 June 30,       December 31,
ASSETS                                             2003             2002
                                               ------------     ------------
Current Assets:
   Cash and Cash Equivalents                   $     3,008      $     4,419
   Restricted Cash                                   8,220            8,096
   Marketable Securities                             2,407            2,211
   Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $381 and $332
    in 2003 and 2002, Respectively:
      Traffic                                       19,220           16,341
      Agents'                                        3,720            4,343
      Claims and Other                              17,045            9,408
   Federal Income Taxes Receivable                   5,239            5,755
   Deferred Income Tax                                 576              576
   Net Investment in Direct Financing Lease          2,031            1,944
   Other Current Assets                              3,771            6,212
   Material and Supplies Inventory, at
    Lower of Cost or Market                          3,416            3,492
   Current Assets Held for Disposal                    356            2,762
                                               ------------     ------------
Total Current Assets                                69,009           65,559
                                               ------------     ------------
Marketable Equity Securities                             -              200
                                               ------------     ------------
Investment in Unconsolidated Entities                8,535            8,251
                                               ------------     ------------
Net Investment in Direct Financing Lease            50,236           51,264
                                               ------------     ------------
Vessels, Property, and Other
 Equipment, at Cost:
   Vessels and Barges                              336,934          336,755
   Other Equipment                                   6,331            5,507
   Terminal Facilities                                 329              336
   Furniture and Equipment                           5,655            9,042
                                               ------------     ------------
                                                   349,249          351,640
Less -  Accumulated Depreciation                  (117,137)        (110,535)
                                               ------------     ------------
                                                   232,112          241,105
                                               ------------     ------------
Other Assets:
   Deferred Charges, Net of Accumulated
    Amortization of $15,394 and $13,572
    in 2003 and 2002, Respectively                  12,755           14,628
   Acquired Contract Costs, Net of Accumulated
    Amortization of $20,703 and $19,976
    in 2003 and 2002, Respectively                   9,823           10,550
   Due from Related Parties                          2,535            2,609
   Other                                            12,730           12,586
                                               ------------     ------------
                                                    37,843           40,373
                                               ------------     ------------

                                               $   397,735      $   406,752
                                               ============     ============

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (All Amounts in Thousands Except Share Data)
                                 (Unaudited)

                                                 June 30,       December 31,
LIABILITIES AND STOCKHOLDERS' INVESTMENT           2003             2002
                                               ------------     ------------
Current Liabilities:
   Current Maturities of Long-Term Debt        $    21,032      $    21,362
   Accounts Payable and Accrued Liabilities         32,751           34,252
                                               ------------     ------------
Total Current Liabilities                           53,783           55,614
                                               ------------     ------------
Billings in Excess of Income Earned
 and Expenses Incurred                               2,039            1,207
                                               ------------     ------------
Long-Term Debt, Less Current Maturities            175,946          192,297
                                               ------------     ------------
Other Long-Term Liabilities:
   Deferred Income Taxes                            18,821           14,358
   Claims and Other                                 25,629           28,049
                                               ------------     ------------
                                                    44,450           42,407
                                               ------------     ------------
Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock                                      6,756            6,756
   Additional Paid-In Capital                       54,450           54,450
   Retained Earnings                                69,923           64,439
   Less - Treasury Stock                            (8,704)          (8,704)
   Accumulated Other Comprehensive Loss               (908)          (1,714)
                                               ------------     ------------
                                                   121,517          115,227
                                               ------------     ------------

                                               $   397,735      $   406,752
                                               ============     ============

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                          (All Amounts in Thousands)
                                 (Unaudited)

                                                           Accumulated
                            Additional                        Other
                      Common  Paid-In   Retained  Treasury Comprehensive
                      Stock   Capital   Earnings   Stock   Income(Loss)  Total
                     ----------------------------------------------------------
Balance at
 December 31, 2001   $6,756   $54,450   $64,575  ($8,704)  ($2,172)   $114,905

Comprehensive Income:

  Net Loss for Year Ended
   December 31, 2002      -         -      (136)       -         -        (136)

  Other Comprehensive
   Income (Loss):
    Unrealized Holding
     Loss on Marketable
     Securities, Net of
     Deferred Taxes
     of ($194)            -         -         -        -      (362)       (362)

    Recognition of
     Unrealized Holding
     Loss on Marketable
     Securities, Net of
     Deferred Taxes
     of $248              -         -         -        -       461         461

    Unrealized Holding
     Gain on Derivatives,
     Net of Deferred
     Taxes of $193        -         -         -        -       359         359
                                                                       --------
Total Comprehensive Income                                                 322
                     ----------------------------------------------------------
Balance at
 December 31, 2002   $6,756   $54,450   $64,439  ($8,704)  ($1,714)   $115,227
                     ----------------------------------------------------------

Comprehensive Income:

  Net Income for the
   Period Ended
   June 30, 2003          -         -     5,484        -         -       5,484

  Other Comprehensive
   Income (Loss):
    Unrealized Holding
     Gain on Marketable
     Securities, Net of
     Deferred Taxes
     of $97               -         -         -        -       181         181

    Unrealized Holding
     Gain on Derivatives,
     Net of Deferred
     Taxes of $337        -         -         -        -       625         625
                                                                       --------
Total Comprehensive Income                                               6,290
                     ----------------------------------------------------------
Balance at
 June 30, 2003       $6,756   $54,450   $69,923  ($8,704)    ($908)   $121,517
                     ==========================================================

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All Amounts in Thousands)
                                 (Unaudited)
                                                  Six Months Ended June 30,
                                                   2003             2002
                                               ------------     ------------
Cash Flows from Operating Activities:
   Net Income                                  $     5,484      $       196
   Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation                                  10,195           10,173
      Amortization of Deferred Charges
       and Other Assets                              3,730            3,840
      Provision (Benefit) for Deferred
       Income Taxes                                  2,672              (18)
      Equity in Net Income of Unconsolidated
       Entities                                       (227)            (281)
      Gain on Sale of Other Assets                     (43)            (493)
      Impairment Loss                                    -              (97)
      (Gain) Loss on Early Extinguishment of Debt   (1,260)              48
   Changes in:
      Accounts Receivable                           (8,295)          14,827
      Inventories and Other Current Assets           3,095           (1,270)
      Other Assets                                   1,593            2,085
      Accounts Payable and Accrued Liabilities       1,291          (10,451)
      Federal Income Taxes Payable                   1,760             (486)
      Billings in Excess of Income Earned
       and Expenses Incurred                        (1,226)          (1,072)
      Other Long-Term Liabilities                   (3,344)          (1,833)
                                               ------------     ------------
Net Cash Provided by Operating Activities           15,425           15,168
                                               ------------     ------------
Cash Flows from Investing Activities:
   Net Investment in Direct Financing Lease            941              859
   Additions to Vessels and Other Property          (2,837)             (78)
   Additions to Deferred Charges                      (287)          (2,028)
   Proceeds from Sale of Vessels and Other
    Property                                           478           12,046
   Purchase of and Proceeds from Short
    Term Investments                                    54              (31)
   Proceeds from Sale of Marketable
    Equity Securities                                  200                -
   Investment in Unconsolidated Entities               128             (941)
   Partial Sale of Unconsolidated Entities              15              110
   Net Increase in Restricted Cash Account            (124)          (1,467)
   Other Investing Activities                          (18)              42
                                               ------------     ------------
Net Cash (Used) Provided by Investing
 Activities                                         (1,450)           8,512
                                               ------------     ------------
Cash Flows from Financing Activities:
   Proceeds from Issuance of Debt                   17,000           11,500
   Repayment of Debt and Capital Lease
    Obligations                                    (33,700)         (42,928)
   Additions to Deferred Financing Charges             (66)              (7)
   Other Financing Activities                        1,380              (86)
                                               ------------     ------------
Net Cash Used by Financing Activities              (15,386)         (31,521)
                                               ------------     ------------
Net Decrease in Cash and Cash Equivalents           (1,411)          (7,841)
Cash and Cash Equivalents at Beginning of Period     4,419           25,150
                                               ------------     ------------
Cash and Cash Equivalents at End of Period     $     3,008      $    17,309
                                               ============     ============

      The accompanying notes are an integral part of these statements.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2003
                                 (Unaudited)

Note 1.  Basis of Preparation

      We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements. We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2002. We have made certain reclassifications to prior period financial information in order to conform to current year presentation.
      The foregoing 2003 interim results are not necessarily indicative of the results of operations for the full year 2003. Interim statements are subject to possible adjustments in connection with the annual audit of our accounts for the full year 2003, although management believes that all adjustments necessary for a fair presentation of the information shown have been made in the interim statements.
      Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest. We use the equity method to account for investments in entities in which we hold a 20% to 50% voting interest and the cost method to account for investments in entities in which we hold less than 20% voting interest and in which we cannot exercise significant influence over operating and financial activities.
      We have eliminated all significant intercompany accounts and transactions.

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

      The following table presents information about segment profit and loss for the six months ended June 30, 2003 and 2002:

(All Amounts in Thousands)
                            Time
                   Liner   Charter   Contracts of Rail-Ferry
                  Services Contracts Affreightment Service  Other  Elim.  Total
-------------------------------------------------------------------------------
2003
Revenues from external
 customers      $39,950   $66,614    $8,017      $7,380   $10,350   - $132,311
Intersegment
 revenues             -         -         -           -     6,883 (6,883)    -
Vessel and barge
 depreciation     1,642     5,318     1,208       1,458       166   -    9,792
Gross voyage
 (loss) profit     (545)   19,237     2,481      (1,149)      864   -   20,888
Interest expense    529     3,932       965       1,157        69   -    6,652
Gain on sale of
 other assets         -         -         -           -        43   -       43
Segment (loss) profit
 before administrative
 and general expenses,
 investment income,
 other income, equity
 in net income of
 unconsolidated entities,
 and taxes       (1,074)   15,305     1,516      (2,306)      838   -   14,279
-------------------------------------------------------------------------------
2002
Revenues from external
 customers      $41,195   $62,682    $7,763      $4,853      $623   - $117,116
Intersegment
 revenues             -         -         -           -     8,600 (8,600)    -
Vessel and barge
 depreciation     1,791     4,862     1,208       1,458       340   -    9,659
Impairment loss     (97)        -         -           -         -   -      (97)
Gross voyage
 (loss) profit     (376)   16,469     3,266      (2,066)   (2,190)  -   15,103
Interest expense  1,032     5,497     1,113       1,398        62   -    9,102
Gain on sale of
 other assets         -         -         -           -       493   -      493
Segment (loss) profit
 before administrative
 and general expenses,
 investment income,
 other income, equity
 in net income of
 unconsolidated entities,
 and taxes       (1,408)   10,972     2,153      (3,464)   (1,759)  -    6,494
-------------------------------------------------------------------------------


      The following table presents information about segment profit and loss for the three months ended June 30, 2003 and 2002:

(All Amounts in Thousands)
                            Time
                   Liner   Charter   Contracts of Rail-Ferry
                  Services Contracts Affreightment Service  Other  Elim.  Total
-------------------------------------------------------------------------------
2003
Revenues from external
 customers      $19,809   $33,882    $4,013      $4,209    $5,592   -  $67,505
Intersegment
 revenues             -         -         -           -     3,386 (3,386)    -
Vessel and barge
 depreciation       823     2,887       604         729        95   -    5,138
Gross voyage
 (loss) profit     (536)    9,520     1,232        (416)      554   -   10,354
Interest expense    245     1,868       468         549        41   -    3,171
Gain on sale of
 other assets         -         -         -           -        39   -       39
Segment (loss) profit
 before administrative
 and general expenses,
 investment income,
 other income, equity
 in net income of
 unconsolidated entities,
 and taxes         (781)    7,652       764        (965)      552   -    7,222
-------------------------------------------------------------------------------
2002
Revenues from external
 customers      $17,682   $32,348    $4,135      $2,834     ($335)  -  $56,664
Intersegment
 revenues             -         -         -           -     3,421 (3,421)    -
Vessel and barge
 depreciation       896     2,431       604         729       169   -    4,829
Impairment loss    (151)        -         -           -         -   -     (151)
Gross voyage
 profit (loss)      842     9,351     1,682        (939)   (1,708)  -    9,228
Interest expense    454     2,776       543         680        29   -    4,482
Gain on sale of
 other assets         -         -         -           -       513   -      513
Segment profit (loss)
 before administrative
 and general expenses,
 investment income,
 other income, equity
 in net income of
 unconsolidated entities,
 and taxes          388     6,575     1,139      (1,619)   (1,224)  -    5,259
-------------------------------------------------------------------------------


      The following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:


(All Amounts
 in Thousands)        Three Months Ended June 30,   Six Months Ended June 30,
                            2003        2002           2003         2002
                        ----------   ----------     ----------   ----------
Total profit for
 reportable segments       $7,222       $5,259        $14,279       $6,494
Unallocated amounts:
   Administrative and
    general expenses       (4,000)      (3,799)        (8,011)      (8,245)
   Investment income          302          140            530          452
   Other income                81            -            103        1,282
   Gain (loss) on early
    extinguishment of debt      -            -          1,260          (48)
                        ----------   ----------     ----------   ----------
Income (loss) before
 provision (benefit) for
 income taxes and equity
 in net income of
 unconsolidated entities   $3,605       $1,600         $8,161         ($65)
                        ==========   ==========     ==========   ==========


Note 3.  Earnings Per Share
      Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2003 and 2002, as the effect would have been antidilutive.

Note 4. Coal Carrier Contract
      As previously reported, our wholly owned subsidiary, Enterprise Ship Company, Inc. ("Enterprise"), time charters the U.S. Flag coal carrier, ENERGY ENTERPRISE, to US Generating New England, Inc. ("USGenNE"), an indirect subsidiary of PG&E Corporation. On July 8, 2003, USGenNE filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. At that time, USGenNE was current in all its obligations to Enterprise under the time charter, although several invoices for both pre- and post-petition obligations for charter hire and related expenses recently had been, or shortly after the bankruptcy filing were, submitted to USGenNE. Subsequent to the Chapter 11 filing, USGenNE informed us that it would pay in due course all obligations incurred post-petition under the time charter, including the post-petition periods covered by the recently submitted invoices, but would not, at least initially, pay the aforementioned unpaid invoices that were incurred pre-petition, including the pre-petition periods covered by those invoices. To date, USGenNE has paid in full $2.873 Million of post-petition charter hire which covers a period that is approximately 4.25 days beyond the contractually required 240 days of use in charter year number 8. Further, even though USGenNE is not obligated to use the vessel for the balance of charter year number 8, it has discussed with the Company's management the possible use of the vessel beyond the contractually required 240 days in charter year number 8. The aggregate pre-petition amount owed to us by USGenNE, which may become an unsecured claim in the bankruptcy proceeding, is approximately $850,000. At this time we can give no assurance whether or when that amount will be paid, or whether USGenNE will use the vessel beyond August 31, 2003. In the event the charter is ultimately rejected, management believes the vessel can be utilized in alternative employment without incurring a material impairment to the vessel's carrying value, although we can give no assurance at this time.

      In connection with the financing of the acquisition of the ENERGY ENTERPRISE, Enterprise issued $50 Million in notes (the "Enterprise Notes") which were held by four institutions and had an outstanding principal balance of approximately $17 Million at the time of USGenNE's bankruptcy filing. Although the Enterprise Notes were non-recourse to the Company and its other affiliates, the indenture under which the Enterprise Notes were issued provided that USGenNE's bankruptcy filing was an event of default, which automatically accelerated the maturity of principal and interest on the Enterprise Notes as well as requiring a "make-whole" prepayment penalty and a write-off of deferred charges totaling approximately $2.6 Million. Management notified the indenture trustee of the event of default on July 15, 2003. Management successfully secured financing from certain of its lenders which, together with other funds available to the Company, were used to pay in full the Enterprise Notes, including the required "make-whole" prepayment penalty, and all amounts due to the trustee under the related indenture.
The indenture and related documents have therefore been terminated, satisfied and discharged in full, and the Enterprise Notes have been paid in full and cancelled, all as of August 14, 2003.
      Notwithstanding the non-recourse nature of the Enterprise Notes, the automatic acceleration of the Enterprise Notes triggered cross-default provisions in certain of the Company's other credit and sale/leaseback facilities. On July 25, 2003, the Company sent notices to each of the required parties under those facilities advising them of the event of default under the Enterprise indenture and advising them of the resulting cross-default under each of their respective facilities. However, no action was taken by any trustee, debt holder, owner or owner/trustee under any of the affected facilities. Further, the termination, satisfaction and discharge of the indenture under which the Enterprise Notes were issued, and the payment in full of the Enterprise Notes and their cancellation, has cured the cross-default under those facilities. Therefore, the Company is no longer in default under any of its credit or sale/leaseback facilities. The Company has notified all parties under the affected credit and sale/leaseback facilities that the cross defaults no longer exist.

Note 5.  New Accounting Pronouncements
      In April of 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are no longer treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board ("APB") Opinion No. 30. We adopted SFAS No. 145 effective January 1, 2003, and reclassified gains and losses on early extinguishment of debt reported in prior period income statements, as those amounts no longer qualify for extraordinary treatment under SFAS No. 145. We reported gains (losses) related to the early extinguishment of debt of $1,260,000 and ($48,000) for the six months ended June 30, 2003, and 2002, respectively.
      In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003, which had no material effect on our financial position.
      In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS
No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We continue to apply APB No. 25, "Accounting for Stock Issued to Employees," in accounting for our stock-based compensation. Therefore, the alternative methods of transition referred to above do not apply. We have adopted the disclosure requirements of SFAS
No. 148. If compensation expense had been determined using the fair value method in SFAS No. 123, our net income (loss) and earnings (loss) per share for the three months and six months ended June 30, 2003 and 2002 would have agreed to the actual amounts reported due to all outstanding stock options being fully vested and no options being granted during these periods.
      In January of 2003, the FASB issued Financial Accounting Series Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003 and existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We are still evaluating the effect of adoption of this Interpretation.
      In April of 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

      In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires an issuer to classify the following instruments as liabilities: (a) a financial instrument issued in the form of shares that is mandatorily redeemable that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified date or upon an event that is certain to occur, (b) a financial instrument other than an outstanding share that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires the issuer to settle the obligation by transferring assets, and (c) a financial instrument that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Because we do not have any such instruments outstanding, the adoption of SFAS No. 150 is not expected to materially impact our financial position or results of operations.



                                  ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Forward-Looking Statements
---------------------------
      Certain statements made by us or on our behalf in this report or elsewhere that are not based on historical facts are intended to be "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on beliefs and assumptions about future events that are inherently unpredictable and are therefore subject to significant risks and uncertainties. In this report, the terms "we," "us," "our," and "the Company" refer to International Shipholding Corporation and its subsidiaries.
      Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business and asset dispositions; (5) estimated obligations, and the timing thereof, to U.S. Customs relating to foreign repair work; (6) the adequacy and availability of capital resources on commercially acceptable terms; (7) our ability to remain in compliance with our debt covenants; (8) anticipated trends in government sponsored cargoes; (9) our ability to maintain our government subsidies; and
(10) the anticipated improvement in the results of our Mexican service.
      We caution readers that certain important factors have affected, and are likely in the future to affect, our ability to achieve our expectations in those areas and in others, including our actual consolidated results of operations. Such factors may, and in some cases are likely to, cause future results to differ materially from those expressed in or implied by any forward-looking statements made in this report or elsewhere by us or on our behalf. Such factors include, without limitation, (1) political events in the United States and abroad, including terrorism, and the U.S. military's response to those events; (2) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (3) charter hire rates and vessel utilization rates; (4) unanticipated trends in operating expenses such as fuel and labor costs; (5) trends in interest rates, and the availability and cost of capital to us; (6) the frequency and severity of claims against us, and unanticipated court results and changes in laws and regulations; (7) our success in renewing existing contracts and securing new ones, in each case on favorable economic terms; (8) unplanned maintenance and out-of-service days; (9) the ability of customers to fulfill obligations with us; (10) the uncertain future of our Coal Carrier contract; (11) the performance of our unconsolidated subsidiaries; and (12) our ability to effectively handle our substantial leverage by servicing and meeting the covenant requirements in each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others.
      A more complete description of certain of these important factors is contained in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.


General
--------
      Our vessels are operated under a variety of charters, liner services, and contracts. The nature of these arrangements is such that, without a material variation in gross voyage profits (total revenues less voyage expenses and vessel and barge depreciation), the revenues and expenses attributable to a vessel deployed under one type of charter or contract can differ substantially from those attributable to the same vessel if deployed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, our revenues and expenses can fluctuate substantially from one period to another even though the number of vessels deployed, the number of voyages completed, the amount of cargo carried and the gross voyage profit derived from the vessels remain relatively constant. As a result, fluctuations in voyage revenues and expenses are not necessarily indicative of trends in profitability, and our management believes that gross voyage profit is a more appropriate measure of performance than revenues. Accordingly, the discussion below addresses variations in gross voyage profits rather than variations in revenues.


                            RESULTS OF OPERATIONS
                           -----------------------
                        SIX MONTHS ENDED JUNE 30, 2003
                COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

Gross Voyage Profit
--------------------
      Gross voyage profit increased 38.3% from $15.1 Million in the first six months of 2002 to $20.9 Million in the first six months of 2003. The changes associated with each of our segments are discussed below.

      LINER SERVICES:   Gross voyage loss for this segment increased from a
loss of $376,000 in the first six months of 2002 to a loss of $545,000 in the first six months of 2003. During the first six months of 2003, our Foreign Flag LASH Liner Service experienced lower volume of cargoes. This decrease was partially offset by the results of our new U.S. Flag LASH Liner service, which commenced operations in November of 2002 and a reduction in vessel and barge depreciation, from $1.8 Million in the first six months of 2002 to $1.6 Million in the first six months of 2003. The first six months of 2002 included depreciation on our Foreign Flag LASH vessel, which was sold and leased back in the fourth quarter of 2002. The lease qualified for treatment as an operating lease and the lease payments are included in voyage expenses in 2003. Offsetting this decrease in the first six months of 2003 is depreciation on capitalized costs associated with upgrade work performed on one of our Foreign Flag LASH vessels in the fourth quarter of 2002.
      TIME CHARTER CONTRACTS:   The increase in this segment's gross voyage
profit from $16.5 Million in the first six months of 2002 to $19.2 Million in the first six months of 2003 was attributable primarily to the fact that our Coal Carrier operating in the coast-wise trade was utilized for all but two days under its time charter contract as compared to the same period of the previous year when it was out of service fourteen days for repairs and during which it operated sixty days in the spot market at lower rates as compared to its primary charterhire. The vessel's primary charterhire covers about 67% of its operating days during the contract year number 8 with the balance of its time spent in the spot commercial market unless the charterer exercises its option to utilize the vessel beyond the primary charterhire period at reduced rates (see Part II, Item 3 for further discussion on the
Coal Carrier Contract).  Offsetting this increase in gross voyage profit was an increase in vessel and barge depreciation resulting from a change in the estimated useful life of one of our Ice Strengthened Multi-Purpose vessels, which was shortened due to its uncertain future deployment.
      CONTRACTS OF AFFREIGHTMENT:   The decrease in this segment's gross voyage
profit from $3.3 Million in the first six months of 2002 to $2.5 Million in the first six months of 2003 resulted from higher operating costs in 2003, and from a payment received in 2002 for loss of hire from an insurance claim relating to pre-existing damages identified during a scheduled drydocking.
      RAIL-FERRY SERVICE:   Gross voyage loss for this segment improved from a
loss of $2.1 Million in the first six months of 2002 to a loss of $1.1 Million in the first six months of 2003. The improvement was a result of higher cargo volume during 2003.
      OTHER:   Gross voyage profit for this segment improved from a loss of
$2.2 Million in the first six months of 2002 to a profit of $864,000 in the first six months of 2003. Contributing to the improved results was the closing of our Singapore office, which operated at a loss during 2002, and the improved results of our insurance subsidiary, which operates solely to cover self-retained insurance risks. Additionally, included in the first six months of 2003 are the results of two vessels operating under Maritime Security Program contracts, which are assigned to two container vessels under a bareboat-in, time charter-out arrangement.

Other Income and Expense
-------------------------
      Administrative and general expenses decreased 2.8% from $8.2 Million in the first six months of 2002 to $8 Million in the first six months of 2003.
The decrease in the current period is primarily a result of severance payments related to non-recurring staff reductions, which were recognized in the first quarter of 2002.
      Interest expense decreased 26.9% from $9.1 Million in the first six months of 2002 to $6.7 Million in the first six months of 2003. Decreases due to regularly scheduled payments on outstanding debt and lower interest rates accounted for $1.1 Million of the total difference. Approximately $1.3 Million of the decrease resulted from the early repayment of our 9% Senior Notes and repurchases of our 7.75% Senior Notes, which was partially offset by the cost of new financings used to repurchase the Notes.
      Investment income of $530,000 earned during the first six months of 2003 was slightly higher than the $452,000 in the first six months of 2002 primarily as a result of interest earned on a receivable which resulted from the fourth quarter of 2002 sale and leaseback of one of our Foreign Flag LASH vessels, and higher dividend income received in 2003 from our investment in certain bulk carrier companies accounted for under the cost method. This was offset by lower invested balances and lower interest rates earned on invested funds in the current period.
      Other income decreased from $1.3 Million in the first six months of 2002 to $103,000 in the first six months of 2003 primarily as a result of interest collected in 2002 on foreign tax refunds.
      Gain on early extinguishment of debt of $1,260,000 in the first six months of 2003 resulted from the retirement at a discount of approximately $7.9
Million of our 7.75% Senior Notes due in 2007.   The loss of $48,000 reported
in the first six months of 2002 resulted primarily from the retirement at a slight premium of approximately $11.4 Million of our 9% Senior Notes due in 2003. The 9% Senior Notes were fully retired by the end of 2002.

Income Taxes
-------------
      We had a tax provision of $2.9 Million for the first six months of 2003 and $20,000 for the first six months of 2002 at the statutory rate of 35% for both periods.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------
      Equity in net income of unconsolidated entities, net of taxes, of $227,000 and $281,000 for the first six months of 2003 and 2002, respectively, was primarily related to our minority interest in companies owning and operating cement carrying vessels.


                       THREE MONTHS ENDED JUNE 30, 2003
              COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

Gross Voyage Profit
--------------------
      Gross voyage profit increased 12.2% from $9.2 Million in the second quarter of 2002 to $10.4 Million in the second quarter of 2003. The changes associated with each of our segments are discussed below.

      LINER SERVICES:	This segment's gross voyage profit decreased from a
profit of $842,000 in the second quarter of 2002 to a loss of $536,000 in the second quarter of 2003. During the second quarter of 2003, our Foreign Flag LASH Liner Service experienced lower volume of cargoes.
      TIME CHARTER CONTRACTS:   The increase in this segment's gross voyage
profit from $9.4 Million in the second quarter of 2002 to $9.5 Million in the second quarter of 2003 was attributable primarily to an increase in military cargo volume in the second quarter of 2003 compared to the same period in 2002 and costs recorded in the second quarter of 2002 relating to our Cape-Size Bulk Carrier, which we no longer own or operate. These were partially offset by an increase in vessel and barge depreciation resulting from a change in the estimated useful life of one of our Ice Strengthened Multi-Purpose vessels, which was shortened due to its uncertain future deployment.
      CONTRACTS OF AFFREIGHTMENT:   The decrease in this segment's gross voyage
profit from $1.7 Million in the second quarter of 2002 to $1.2 Million in the second quarter of 2003 resulted from higher operating costs in 2003.
      RAIL-FERRY SERVICE:   Gross voyage loss for this segment improved from a
loss of $939,000 in the second quarter of 2002 to a loss of $416,000 in the second quarter of 2003. The improvement was a result of higher cargo volume.
      OTHER:   Gross voyage profit for this segment improved from a loss of
$1.7 Million in the second quarter of 2002 to a profit of $554,000 in the second quarter of 2003. Contributing to the improved results was the closing of our Singapore office, which operated at a loss during 2002, and the improved results of our insurance subsidiary, which operates solely to cover self-retained insurance risks. Additionally, included in the second quarter of 2003 are the results of two vessels operating under Maritime Security Program contracts, which are assigned to two container vessels under a bareboat-in, time charter-out arrangement.

Other Income and Expense
-------------------------
      Administrative and general expenses increased 5.3% from $3.8 Million in the second quarter of 2002 to $4 Million in the second quarter of 2003. The increase in the current period is primarily a result of staff bonuses earned in the second quarter of 2003.
      Interest expense decreased 29.3% from $4.5 Million in the second quarter of 2002 to $3.2 Million in the second quarter of 2003. Decreases due to regularly scheduled payments on outstanding debt and lower interest rates accounted for approximately $700,000 of the total difference. Approximately $600,000 of the decrease resulted from the early repayment of our 9% Senior Notes and repurchases of our 7.75% Senior Notes, which was partially offset by the cost of new financings used to repurchase the Notes.
      Investment income of $302,000 earned during the second quarter of 2003 was higher than the $140,000 in the second quarter of 2002 primarily as a result of interest earned on a receivable which resulted from the fourth quarter of 2002 sale and leaseback of one of our Foreign Flag LASH vessels, and higher dividend income received in 2003 from our investment in certain bulk carrier companies accounted for under the cost method. These were partially offset by lower invested balances and lower interest rates earned on invested funds in the current period.

Income Taxes
-------------
      We had a tax provision of $1.3 Million for the second quarter of 2003 and $596,000 for the second quarter of 2002 at the statutory rate of 35% for both periods.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------
      Equity in net income of unconsolidated entities, net of taxes, of $160,000 and $112,000 for the second quarter of 2003 and 2002, respectively, was primarily related to our minority interest in companies owning and operating cement carrying vessels.


                      LIQUIDITY AND CAPITAL RESOURCES
                     ---------------------------------

      The following discussion should be read with the more detailed Consolidated Condensed Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.
      Our working capital increased from $9.9 Million at December 31, 2002, to $15.2 Million at June 30, 2003. Of the $53.8 Million in current liabilities, $21 Million related to the current maturities of long-term debt at June 30, 2003. Cash and cash equivalents decreased during the first six months of 2003 by $1.4 Million from $4.4 Million at December 31, 2002, to $3 Million at June 30, 2003. The decrease was due to cash used for investing activities of $1.5 Million and financing activities of $15.4 Million, partially offset by cash provided by operating activities of $15.4 Million.
      Operating activities generated a positive cash flow after adjusting the net income of $5.5 Million for non-cash provisions such as depreciation and amortization. Cash used for investing activities of $1.5 Million was primarily to cover payments for vessel upgrades.
      Cash used for financing activities of $15.4 Million included $6.5 Million used to repurchase $7.9 Million of our 7.75% Senior Notes at a discount, $9.8 Million used for regularly scheduled payments of debt, and $16 Million used to repay draws on our line of credit. These uses were partially offset by proceeds of $17 Million from draws on our line of credit.
      As of June 30, 2003, $5.5 Million was available on our $10 Million revolving credit facility, which expires in April of 2005. During the first quarter of 2003, we entered into an agreement for a $5 Million overline credit facility, which expires in December of 2003. This overline credit facility was fully available as of June 30, 2003.
      Debt and Lease Obligations - We have several vessels under operating leases, including three Pure Car/Truck Carriers, one LASH vessel, one Ice Strengthened Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel. Our obligations associated with these leases are disclosed in the table below.
      The following is a summary of our debt and lease obligations as of June 30, 2003:

                          July 1-
Debt and Lease            Dec. 31,
 Obligations (000's)       2003     2004     2005     2006     2007  Thereafter
-------------------------------------------------------------------------------
Long-term debt            $ 11,525 $ 19,043 $ 21,809 $ 18,496 $ 87,777 $ 38,500
Operating leases            11,664   23,329   17,941   17,856   17,856  107,495
                         ------------------------------------------------------
  Total by period         $ 23,189 $ 42,372 $ 39,750 $ 36,352 $105,633 $145,995
                         ======================================================

      Included in the table above in year 2007 is $2.8 Million of our 7.75% Senior Notes that we repurchased at a discount in July of 2003.
      Debt Covenant Compliance Status - We have met all of the financial covenants under our various debt agreements, after they were amended for the full year 2002. We have met, as of June 30, 2003, the more restrictive financial covenants that became effective in 2003, and believe we will continue to meet them in 2003, although we cannot give assurances at this time.
      If our cash flow and capital resources are not sufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.
      Mexican Service Results - We expect the results of the Mexican Service to continue to improve and to contribute to our cash flows. If outside market conditions impact those projections, we believe we could find alternative placement for the two vessels supporting the service.
      Dividend Payments - In view of the impairment loss recognized on Assets Held for Disposal during 2001, and to comply with certain financial covenants under our debt agreements, the suspension of quarterly dividend payments on our common shares of stock remains in effect.
      Environmental Issues - We have not been notified that we are a potentially responsible party in connection with any environmental matters.


                        NEW ACCOUNTING PRONOUNCEMENTS
                       -------------------------------

      In April of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are no longer treated as extraordinary items unless they meet the criteria for extraordinary treatment in APB Opinion No. 30. We adopted SFAS No. 145 effective January 1, 2003, and reclassified gains and losses on early extinguishment of debt reported in prior period income statements, as those amounts no longer qualify for extraordinary treatment under SFAS No. 145. We reported gains (losses) related to the early extinguishment of debt of $1,260,000 and ($48,000) for the six months ended June 30, 2003, and 2002, respectively.
      In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF Issue
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003, which had no material effect on our financial position.

      In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We continue to apply APB No. 25, "Accounting for Stock Issued to Employees," in accounting for our stock-based compensation. Therefore, the alternative methods of transition referred to above do not apply. We have adopted the disclosure requirements of SFAS No. 148. If compensation expense had been determined using the fair value method in SFAS No. 123, our net income
(loss) and earnings (loss) per share for the three months and six months ended June 30, 2003 and 2002 would have agreed to the actual amounts reported due to all outstanding stock options being fully vested and no options being granted during these periods.
      In January of 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.
FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003 and existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We are still evaluating the effect of adoption of this interpretation.
      In April of 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.
      In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires an issuer to classify the following instruments as liabilities: (a) a financial instrument issued in the form of shares that is mandatorily redeemable that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified date or upon an event that is certain to occur, (b) a financial instrument other than an outstanding share that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires the issuer to settle the obligation by transferring assets, and (c) a financial instrument that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Because we do not have any such instruments outstanding, the adoption of SFAS No. 150 is not expected to materially impact our financial position or results of operations.


                                   ITEM 3.

          QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

      In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk. We utilize derivative financial instruments including forward exchange contracts, interest rate swap agreements, and commodity swap agreements to manage certain of these exposures. We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation. We neither hold nor issue financial instruments for trading purposes.
      Interest Rate Risk. The fair value of long-term debt at June 30, 2003, including current maturities, was estimated to be $200.1 Million compared to a carrying value of $197 Million. The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at June 30, 2003, would be approximately $2.3 Million or 1.2% of the carrying value.
      The fair value of the interest rate swap agreement discussed in our Form 10-K was a liability of $1.6 Million at June 30, 2003, estimated based on the amount that the banks would receive or pay to terminate the swap agreement at the reporting date taking into account current market conditions and interest rates. A hypothetical 10% decrease in interest rates as of June 30, 2003, would have resulted in a $25,000 increase in the fair value of the liability.
      Commodity Price Risk. In addition to the commodity swap agreements discussed in our Form 10-K, we entered into three additional agreements in 2003 at various contract prices ranging from $124 to $158.75 per metric ton of fuel. The fair value of the commodity swap agreements was an asset of $1.1 Million at June 30, 2003, estimated based on the difference between price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreements. A hypothetical 10% decrease in the fuel price per ton of fuel as of June 30, 2003, would have resulted in a $600,000 decrease in the fair value of the asset.
      Foreign Exchange Rate Risk. There were no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

                                     ITEM 4.

                           CONTROLS AND PROCEDURES

      (a) As of the end of the period covered by this report, we conducted an evaluation of the effectiveness of our "disclosure controls and procedures," as that phrase is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").
      Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic filings with the Securities and Exchange Commission ("SEC"), and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
      (b) Subsequent to the date of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



                         PART II - OTHER INFORMATION

                                     ITEM 3.

                      DEFAULTS UPON SENIOR SECURITIES

      As previously reported, our wholly owned subsidiary, Enterprise Ship Company, Inc. ("Enterprise"), time charters the U.S. Flag coal carrier, ENERGY ENTERPRISE, to US Generating New England, Inc. ("USGenNE"), an indirect subsidiary of PG&E Corporation. On July 8, 2003, USGenNE filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. At that time, USGenNE was current in all its obligations to Enterprise under the time charter, although several invoices for both pre- and post-petition obligations for charter hire and related expenses recently had been, or shortly after the bankruptcy filing were, submitted to USGenNE. Subsequent to the Chapter 11 filing, USGenNE informed us that it would pay in due course all obligations incurred post-petition under the time charter, including the post-petition periods covered by the recently submitted invoices, but would not, at least initially, pay the aforementioned unpaid invoices that were incurred pre-petition, including the pre-petition periods covered by those invoices. To date, USGenNE has paid in full $2.873 Million of post-petition charter hire which covers a period that is approximately 4.25 days beyond the contractually required 240 days of use in charter year number 8. Further, even though USGenNE is not obligated to use the vessel for the balance of charter year number 8, it has discussed with the Company's management the possible use of the vessel beyond the contractually required 240 days in charter year number 8. The aggregate pre-petition amount owed to us by USGenNE, which may become an unsecured claim in the bankruptcy proceeding, is approximately $850,000. At this time we can give no assurance whether or when that amount will be paid, or whether USGenNE will use the vessel beyond August 31, 2003. In the event the charter is ultimately rejected, management believes the vessel can be utilized in alternative employment without incurring a material impairment to the vessel's carrying value, although we can give no assurance at this time.
      In connection with the financing of the acquisition of the ENERGY ENTERPRISE, Enterprise issued $50 Million in notes (the "Enterprise Notes") which were held by four institutions and had an outstanding principal balance of approximately $17 Million at the time of USGenNE's bankruptcy filing. Although the Enterprise Notes were non-recourse to the Company and its other affiliates, the indenture under which the Enterprise Notes were issued provided that USGenNE's bankruptcy filing was an event of default, which automatically accelerated the maturity of principal and interest on the Enterprise Notes as well as requiring a "make-whole" prepayment penalty and a write-off of deferred charges totaling approximately $2.6 Million. Management notified the indenture trustee of the event of default on July 15, 2003. Management successfully secured financing from certain of its lenders which, together with other funds available to the Company, were used to pay in full the Enterprise Notes, including the required "make-whole" prepayment penalty, and all amounts due to the trustee under the related indenture.
The indenture and related documents have therefore been terminated, satisfied and discharged in full, and the Enterprise Notes have been paid in full and cancelled, all as of August 14, 2003.
      Notwithstanding the non-recourse nature of the Enterprise Notes, the automatic acceleration of the Enterprise Notes triggered cross-default provisions in certain of the Company's other credit and sale/leaseback facilities. On July 25, 2003, the Company sent notices to each of the required parties under those facilities advising them of the event of default under the Enterprise indenture and advising them of the resulting cross-default under each of their respective facilities. However, no action was taken by any trustee, debt holder, owner or owner/trustee under any of the affected facilities. Further, the termination, satisfaction and discharge of the indenture under which the Enterprise Notes were issued, and the payment in full of the Enterprise Notes and their cancellation, has cured the cross-default under those facilities. Therefore, the Company is no longer in default under any of its credit or sale/leaseback facilities. The Company has notified all parties under the affected credit and sale/leaseback facilities that the cross defaults no longer exist.



                                     ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The matters voted upon and results of the voting at the Company's Annual Meeting of Shareholders held on April 23, 2003, were reported in response to
Item 4 of the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2003, and are incorporated herein by reference.

                                  ITEM 6.

                      EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBIT INDEX
                            Exhibit Number       Description
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

                                 31.1            Certification of Chief
                                                 Executive Officer Pursuant to
                                                 Section 302 of the Sarbanes-
                                                 Oxley Act of 2002

                                 31.2            Certification of Chief
                                                 Financial Officer Pursuant to
                                                 Section 302 of the Sarbanes-
                                                 Oxley Act of 2002

                                 32.1            Certification of Chief
                                                 Executive Officer Pursuant to
                                                 18 U.S.C. Section 1350 as
                                                 Adopted Pursuant to Section
                                                 906 of the Sarbanes-Oxley
                                                 Act of 2002

                                 32.2            Certification of Chief
                                                 Financial Officer Pursuant to
                                                 18 U.S.C. Section 1350 as
                                                 Adopted Pursuant to Section
                                                 906 of the Sarbanes-Oxley
                                                 Act of 2002

(b) On July 10, 2003, we filed a current report on Form 8-K to report that one of the Company's customers that charters our coal carrier filed for Chapter 11 bankruptcy court protection.

      On July 24, 2003, we filed a current report on Form 8-K to furnish the public announcement of second quarter 2003 earnings.

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


Date    August 14, 2003
       ___________________________