Form 10-Q
period 2003-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 2003-11-12
CIK 278041

            INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003
                                             --------------------

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

                              (504) 529-5461
--------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.     YES	  ___x___  NO   _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock  $1 Par Value     6,082,887 shares   (September 30, 2003)
    ----------------------------   ------------------  ---------------------

                        PART I - FINANCIAL INFORMATION

                                  ITEM 1.
                            FINANCIAL STATEMENTS

                     INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (All Amounts in Thousands Except Share Data)
                               (Unaudited)
                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                     2003       2002         2003      2002
                                  ---------  ---------    ---------  ---------
Revenues                          $ 63,550   $ 49,900     $195,861   $167,016

Operating Expenses:
   Voyage Expenses                  51,736     39,536      153,367    131,987
   Vessel and Barge Depreciation     5,287      4,782       15,079     14,441
   Impairment Loss                       -          3            -        (94)
                                  ---------  ---------    ---------  ---------
Gross Voyage Profit                  6,527      5,579       27,415     20,682
                                  ---------  ---------    ---------  ---------
Administrative and
 General Expenses                    3,730      3,694       11,741     11,939
Gain on Sale of Other Assets          (247)       (44)        (290)      (537)
                                  ---------  ---------    ---------  ---------
Operating Income                     3,044      1,929       15,964      9,280
                                  ---------  ---------    ---------  ---------
Interest and Other:
   Interest Expense                  2,962      4,137        9,614     13,239
   Investment Income                  (119)      (126)        (649)      (578)
   Other Loss (Income)                 103       (200)           -     (1,482)
   Loss on Early
    Extinguishment of Debt           2,570         55        1,310        103
                                  ---------  ---------    ---------  ---------
                                     5,516      3,866       10,275     11,282
                                  ---------  ---------    ---------  ---------
(Loss) Income Before (Benefit)
 Provision for Income Taxes and
 Equity in Net Income of
 Unconsolidated Entities            (2,472)    (1,937)       5,689     (2,002)
                                  ---------  ---------    ---------  ---------
(Benefit) Provision for
 Income Taxes:
   Current                            (164)         -            -          -
   Deferred                           (661)      (671)       2,011       (689)
   State                                30          1           98         39
                                  ---------  ---------    ---------  ---------
                                      (795)      (670)       2,109       (650)
                                  ---------  ---------    ---------  ---------
Equity in Net Income of
 Unconsolidated Entities
 (Net of Applicable Taxes)              33        142          260        423
                                  ---------  ---------    ---------  ---------
Net (Loss) Income                 $ (1,644)  $ (1,125)    $  3,840   $   (929)
                                  =========  =========    =========  =========
Basic and Diluted Earnings
 Per Share:
   Net (Loss) Income              $  (0.27)  $  (0.18)    $   0.63   $  (0.15)
                                  =========  =========    =========  =========

Weighted Average Shares of
 Common Stock Outstanding        6,082,887  6,082,887    6,082,887  6,082,887

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                          (All Amounts in Thousands)
                                 (Unaudited)

                                               September 30,    December 31,
ASSETS                                             2003             2002
                                               ------------     ------------
Current Assets:
   Cash and Cash Equivalents                   $     7,995      $     4,419
   Restricted Cash                                   7,712            8,096
   Marketable Securities                             2,476            2,211
   Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $394 and $332
    in 2003 and 2002, Respectively:
      Traffic                                       14,572           16,341
      Agents'                                        4,696            4,343
      Claims and Other                              12,087            9,408
   Federal Income Taxes Receivable                   5,505            5,755
   Deferred Income Tax                                 576              576
   Net Investment in Direct Financing Lease          2,079            1,944
   Other Current Assets                              7,381            6,212
   Material and Supplies Inventory, at
    Lower of Cost or Market                          3,387            3,492
   Current Assets Held for Disposal                    356            2,762
                                               ------------     ------------
Total Current Assets                                68,822           65,559
                                               ------------     ------------
Marketable Equity Securities                             -              200
                                               ------------     ------------
Investment in Unconsolidated Entities                7,123            8,251
                                               ------------     ------------
Net Investment in Direct Financing Lease            49,692           51,264
                                               ------------     ------------
Vessels, Property, and Other
 Equipment, at Cost:
   Vessels and Barges                              337,584          336,755
   Other Equipment                                   3,592            5,507
   Terminal Facilities                                 362              336
   Furniture and Equipment                           7,074            9,042
                                               ------------     ------------
                                                   348,612          351,640
Less -  Accumulated Depreciation                  (119,525)        (110,535)
                                               ------------     ------------
                                                   229,087          241,105
                                               ------------     ------------
Other Assets:
   Deferred Charges, Net of Accumulated
    Amortization of $13,126 and $13,572
    in 2003 and 2002, Respectively                  13,040           14,628
   Acquired Contract Costs, Net of Accumulated
    Amortization of $21,067 and $19,976
    in 2003 and 2002, Respectively                   9,459           10,550
   Due from Related Parties                          2,535            2,609
   Other                                            11,725           12,586
                                               ------------     ------------
                                                    36,759           40,373
                                               ------------     ------------

                                               $   391,483      $   406,752
                                               ============     ============

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (All Amounts in Thousands)
                                 (Unaudited)

                                               September 30,    December 31,
LIABILITIES AND STOCKHOLDERS' INVESTMENT           2003             2002
                                               ------------     ------------
Current Liabilities:
   Current Maturities of Long-Term Debt        $    15,366      $    21,362
   Accounts Payable and Accrued Liabilities         39,161           34,252
                                               ------------     ------------
Total Current Liabilities                           54,527           55,614
                                               ------------     ------------
Billings in Excess of Income Earned
 and Expenses Incurred                               1,871            1,207
                                               ------------     ------------
Current Maturities of Long-Term Debt
 to be Refinanced                                   10,439                -
                                               ------------     ------------
Long-Term Debt, Less Current Maturities            164,152          192,297
                                               ------------     ------------
Other Long-Term Liabilities:
   Deferred Income Taxes                            19,533           14,358
   Claims and Other                                 20,978           28,049
                                               ------------     ------------
                                                    40,511           42,407
                                               ------------     ------------
Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock                                      6,756            6,756
   Additional Paid-In Capital                       54,450           54,450
   Retained Earnings                                68,279           64,439
   Less - Treasury Stock                            (8,704)          (8,704)
   Accumulated Other Comprehensive Loss               (798)          (1,714)
                                               ------------     ------------
                                                   119,983          115,227
                                               ------------     ------------

                                               $   391,483      $   406,752
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
                     ----------------------------------------------------------

Comprehensive Income:

  Net Income for the
   Period Ended
   September 30, 2003     -         -     3,840        -         -       3,840

  Other Comprehensive
   Income (Loss):
    Unrealized Holding
     Gain on Marketable
     Securities, Net of
     Deferred Taxes
     of $120              -         -         -        -       222         222

    Unrealized Holding
     Gain on Derivatives,
     Net of Deferred
     Taxes of $374        -         -         -        -       694         694
                                                                       --------
Total Comprehensive Income                                               4,756
                     ----------------------------------------------------------
Balance at
 September 30, 2003  $6,756   $54,450   $68,279  ($8,704)    ($798)   $119,983
                     ==========================================================

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All Amounts in Thousands)
                                 (Unaudited)
                                              Nine Months Ended September 30,
                                                   2003             2002
                                               ------------     ------------
Cash Flows from Operating Activities:
   Net Income (Loss)                           $     3,840      $      (929)
   Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided by Operating Activities:
      Depreciation                                  15,670           15,190
      Amortization of Deferred Charges
       and Other Assets                              5,657            5,742
      Provision (Benefit) for Deferred
       Income Taxes                                  2,011             (689)
      Equity in Net Income of Unconsolidated
       Entities                                       (260)            (423)
      Gain on Sale of Other Assets                    (290)            (537)
      Impairment Loss                                    -              (94)
      Loss on Early Extinguishment of Debt           1,310              103
   Changes in:
      Accounts Receivable                             (381)          19,012
      Inventories and Other Current Assets            (544)          (1,556)
      Other Assets                                   2,126            2,634
      Accounts Payable and Accrued Liabilities       4,028          (12,685)
      Federal Income Taxes Payable                   2,791             (495)
      Billings in Excess of Income Earned
       and Expenses Incurred                          (707)          (1,102)
      Other Long-Term Liabilities                   (5,730)          (7,659)
                                               ------------     ------------
Net Cash Provided by Operating Activities           29,521           16,512
                                               ------------     ------------
Cash Flows from Investing Activities:
   Net Investment in Direct Financing Lease          1,437            1,312
   Additions to Vessels and Other Property          (5,287)          (1,051)
   Additions to Deferred Charges                    (1,112)          (3,570)
   Proceeds from Sale of Vessels and Other
    Property                                           478           12,874
   Purchase of and Proceeds from Short
    Term Investments                                    46               54
   Proceeds from Sale of Marketable
    Equity Securities                                  200                -
   Investment in Unconsolidated Entities               128           (1,153)
   Partial Sale of Unconsolidated Entities           1,921              110
   Net Decrease in Restricted Cash Account             384              375
   Other Investing Activities                            6               54
                                               ------------     ------------
Net Cash (Used) Provided by Investing
 Activities                                         (1,799)           9,005
                                               ------------     ------------
Cash Flows from Financing Activities:
   Proceeds from Issuance of Debt                   41,000           23,500
   Repayment of Debt and Capital Lease
    Obligations                                    (64,728)         (66,298)
   Additions to Deferred Financing Charges            (221)             (67)
   Other Financing Activities                         (197)             (85)
                                               ------------     ------------
Net Cash Used by Financing Activities              (24,146)         (42,950)
                                               ------------     ------------
Net Increase (Decrease) in
 Cash and Cash Equivalents                           3,576          (17,433)
Cash and Cash Equivalents at Beginning of Period     4,419           25,150
                                               ------------     ------------
Cash and Cash Equivalents at End of Period     $     7,995      $     7,717
                                               ============     ============

      The accompanying notes are an integral part of these statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2003
                                (Unaudited)

Note 1.  Basis of Preparation
      We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements. We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2002. We have made certain reclassifications to prior period financial information in order to conform to current year presentation.
      The foregoing 2003 interim results are not necessarily indicative of the results of operations for the full year 2003. Interim statements are subject to possible adjustments in connection with the annual audit of our accounts for the full year 2003, although management believes that all adjustments necessary for a fair presentation of the information shown have been made in the interim statements.
      Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest or otherwise exercise significant influence over operating and financial activities. We use the equity method to account for investments in entities in which we hold a 20% to 50% voting interest and the cost method to account for investments in entities in which we hold less than 20% voting interest and in which we cannot exercise significant influence over operating and financial activities.
      We have eliminated all significant intercompany accounts and transactions.

Note 2.  Operating Segments
      Our four operating segments, LINER SERVICES, TIME CHARTER CONTRACTS, CONTRACTS OF AFFREIGHTMENT, and RAIL-FERRY SERVICE, are identified primarily by the characteristics of the contracts and terms under which our vessels and barges are operated. We report in the OTHER category results of several of our subsidiaries that provide ship charter brokerage, agency, and other specialized services. We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
      We do not allocate administrative and general expenses, investment income, other income, equity in net income of unconsolidated entities, or income taxes to our segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries that provide specialized services to the operating segments.

      The following table presents information about segment profit and loss for the nine months ended September 30, 2003 and 2002:

(All Amounts in Thousands)
                            Time
                   Liner   Charter   Contracts of Rail-Ferry
                  Services Contracts Affreightment Service  Other  Elim.  Total
-------------------------------------------------------------------------------
2003
Revenues from external
 customers      $58,290   $98,579   $12,008     $11,138   $15,846   - $195,861
Intersegment
 revenues             -         -         -           -    10,180 (10,180)   -
Vessel and barge
 depreciation     2,598     8,204     1,813       2,187       277   -   15,079
Gross voyage
 (loss) profit   (1,737)   25,508     4,100      (2,002)    1,546   -   27,415
Interest expense    763     5,611     1,424       1,666       150   -    9,614
Gain on sale of
 other assets         -         -         -           -       290   -      290
Segment (loss) profit
 before administrative
 and general expenses,
 investment income,
 other income, equity
 in net income of
 unconsolidated entities,
 and taxes       (2,500)   19,897     2,676      (3,668)    1,686   -   18,091
-------------------------------------------------------------------------------
2002
Revenues from external
 customers      $50,062   $94,458   $11,805      $7,876    $2,815   - $167,016
Intersegment
 revenues             -         -         -           -    10,480 (10,480)   -
Vessel and barge
 depreciation     2,687     7,293     1,812       2,187       462   -   14,441
Impairment loss      94         -         -           -         -   -       94
Gross voyage
 (loss) profit   (4,848)   25,376     4,809      (2,857)   (1,798)  -   20,682
Interest expense  1,338     8,058     1,629       2,022       192   -   13,239
Gain on sale of
 other assets         -         -         -           -       537   -      537
Segment (loss) profit
 before administrative
 and general expenses,
 investment income,
 other income, equity
 in net income of
 unconsolidated entities,
 and taxes       (6,186)   17,318     3,180      (4,879)   (1,453)  -    7,980
-------------------------------------------------------------------------------


      The following table presents information about segment profit and loss for the three months ended September 30, 2003 and 2002:

(All Amounts in Thousands)
                            Time
                   Liner   Charter   Contracts of Rail-Ferry
                  Services Contracts Affreightment Service  Other  Elim.  Total
-------------------------------------------------------------------------------
2003
Revenues from external
 customers      $18,340   $31,965    $3,991      $3,758    $5,496   -  $63,550
Intersegment
 revenues             -         -         -           -     3,297 (3,297)    -
Vessel and barge
 depreciation       956     2,886       605         729       111   -    5,287
Gross voyage
 (loss) profit   (1,192)    6,271     1,619        (853)      682   -    6,527
Interest expense    240     1,693       458         524        47   -    2,962
Gain on sale of
 other assets         -         -         -           -       247   -      247
Segment (loss) profit
 before administrative
 and general expenses,
 investment income,
 other income, equity
 in net income of
 unconsolidated entities,
 and taxes       (1,432)    4,578     1,161      (1,377)      882   -    3,812
-------------------------------------------------------------------------------
2002
Revenues from external
 customers       $8,867   $31,776    $4,042      $3,023    $2,192   -  $49,900
Intersegment
 revenues             -         -         -           -     1,880 (1,880)    -
Vessel and barge
 depreciation       895     2,431       604         729       123   -    4,782
Impairment loss      (3)        -         -           -         -   -       (3)
Gross voyage
 (loss) profit   (4,471)    8,907     1,543        (791)      391   -    5,579
Interest expense    316     2,589       523         647        62   -    4,137
Gain on sale of
 other assets         -         -         -           -        44   -       44
Segment (loss) profit
 before administrative
 and general expenses,
 investment income,
 other income, equity
 in net income of
 unconsolidated entities,
 and taxes       (4,787)    6,318     1,020      (1,438)      373   -    1,486
-------------------------------------------------------------------------------


      The following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts
 in Thousands)        Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                            2003        2002           2003         2002
                        ----------   ----------     ----------   ----------
Total profit for
 reportable segments       $3,812       $1,486        $18,091       $7,980
Unallocated amounts:
   Administrative and
    general expenses       (3,730)      (3,694)       (11,741)     (11,939)
   Investment income          119          126            649          578
   Other (loss) income       (103)         200              -        1,482
   Loss on early
    extinguishment of debt (2,570)         (55)        (1,310)        (103)
                        ----------   ----------     ----------   ----------
(Loss) Income before
 (benefit) provision for
 income taxes and equity
 in net income of
 unconsolidated entities  ($2,472)     ($1,937)        $5,689      ($2,002)
                        ==========   ==========     ==========   ==========


Note 3.  Earnings Per Share
      Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were excluded from the computation of diluted earnings per share in the three and nine months ended September 30, 2003 and 2002, as the effect would have been antidilutive.

Note 4. Coal Carrier Contract
      As previously reported, our wholly owned subsidiary, Enterprise Ship Company, Inc. ("Enterprise"), time charters the U.S. Flag coal carrier, ENERGY ENTERPRISE, to US Generating New England, Inc. ("USGenNE"), an indirect subsidiary of PG&E Corporation. On July 8, 2003, USGenNE filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and has subsequently requested from the court an extension of time to submit its bankruptcy plan until March 4, 2004, and an extension of time until May 3, 2004, to solicit acceptance to its plan. USGenNE is current in all of its obligations to Enterprise under the time charter except for approximately $850,000 of pre-petition invoices covering charter hire and related expenses. The $850,000 of pre-petition invoices owed to us is an unsecured claim in the bankruptcy proceeding. Under the federal bankruptcy laws, USGenNE has the right to either accept or reject the time charter. If USGenNE accepts the time charter, it is then required to meet its payment and financial obligations under the time charter including the $850,000 pre-petition invoices. If USGenNE ultimately rejects the time charter, then Enterprise would have a priority administrative claim with respect to all amounts due it under the time charter related to the post-petition period. At this time, we cannot predict whether the time charter will be accepted or rejected, therefore, we have not made an allowance for the pre-petition invoices on our financial statements as of September 30, 2003. In the event the time charter is ultimately rejected, management believes the vessel can be utilized in alternative employment without incurring a material impairment to the vessel's carrying value, although we can give no assurance at this time. Further, even though USGenNE was not obligated to use the vessel for the balance of charter year number 8, it has expressed to the Company its intent to use the vessel through the end of the year. At this time we can give no assurance whether USGenNE will use the vessel beyond the end of the year.

      In connection with the financing of the acquisition of the ENERGY ENTERPRISE in 1996, Enterprise issued $50 Million in notes (the "Enterprise Notes") which were held by four institutions and had an outstanding principal balance of approximately $17 Million at the time of USGenNE's bankruptcy filing. Although the Enterprise Notes were non-recourse to the Company and its other affiliates, the indenture under which they were issued provided that USGenNE's bankruptcy filing was an event of default, which automatically accelerated the maturity of principal and interest on the Enterprise Notes as well as requiring a "make-whole" prepayment penalty and a write-off of deferred charges totaling approximately $2.6 Million. Management notified the indenture trustee of the event of default on July 15, 2003. Management secured alternative financing, which, together with other funds available to the Company, was used to pay in full the Enterprise Notes, including the required "make-whole" prepayment penalty, and all amounts due to the trustee under the related indenture. The indenture and related documents have therefore been terminated, satisfied and discharged in full, and the Enterprise Notes have been paid in full and cancelled, all as of August 14, 2003.
      Notwithstanding the non-recourse nature of the Enterprise Notes, the automatic acceleration of the Enterprise Notes triggered cross-default provisions in certain of the Company's other credit and sale/leaseback facilities. On July 25, 2003, the Company sent notices to each of the required parties under those facilities advising them of the event of default under the Enterprise indenture and advising them of the resulting cross-default under each of their respective facilities. However, because no action was taken by any trustee, debt holder, owner or owner/trustee under any of the affected facilities, the termination, satisfaction and discharge of the indenture under which the Enterprise Notes were issued, and the payment in full of the Enterprise Notes and their cancellation, cured the cross-defaults under those facilities. Therefore, the Company is no longer in default under any of its credit or sale/leaseback facilities. The Company has notified all parties under the affected credit and sale/leaseback facilities that the cross defaults no longer exist.

Note 5. Current Maturities of Long-Term Debt to be Refinanced
      On September 30, 2003, we secured financing in the amount of $91 Million, which was received on October 2, 2003. The funds were used to repay and consolidate into a new loan certain outstanding debt obligations on three of our vessels, the current portion of which are classified as current maturities of long-term debt to be refinanced as of September 30, 2003.

Note 6.  New Accounting Pronouncements
      In April of 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are no longer treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board ("APB") Opinion No. 30. We adopted SFAS No. 145 effective January 1, 2003, and reclassified gains and losses on early extinguishment of debt reported in prior period income statements, as those amounts no longer qualify for extraordinary treatment under SFAS No. 145. We reported losses related to the early extinguishment of debt of $1.3 Million and $103,000 for the nine months ended September 30, 2003 and 2002, respectively.
      In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003, which had no material effect on our financial position.
      In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We continue to apply APB No. 25, "Accounting for Stock Issued to Employees," in accounting for our stock-based compensation. Therefore, the alternative methods of transition referred to above do not apply. We have adopted the disclosure requirements of SFAS No. 148. If compensation expense had been determined using the fair value method in SFAS No. 123, our net income (loss) and earnings (loss) per share for the three months and nine months ended September 30, 2003 and 2002 would have agreed to the actual amounts reported due to all outstanding stock options being fully vested and no options being granted during these periods.
      In January of 2003, the FASB issued Financial Accounting Series Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003, and existing variable interest entities in the first fiscal year or interim period ending after December 15, 2003. We do not believe that we have a significant variable interest in a variable interest entity; however, we are still evaluating the effect of adoption of this Interpretation.

      In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires an issuer to classify the following instruments as liabilities: (a) a financial instrument issued in the form of shares that is mandatorily redeemable that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified date or upon an event that is certain to occur, (b) a financial instrument other than an outstanding share that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires the issuer to settle the obligation by transferring assets, and (c) a financial instrument that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except with respect to certain instruments for which the effective date has been deferred. Because we do not have any such instruments outstanding, the adoption of SFAS No. 150 is not expected to materially impact our financial position or results of operations.


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


                           RESULTS OF OPERATIONS
                          -----------------------
                   NINE MONTHS ENDED SEPTEMBER 30, 2003
           COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Gross Voyage Profit
--------------------
      Gross voyage profit increased 32.6% from $20.7 Million in the first nine months of 2002 to $27.4 Million in the first nine months of 2003. The changes associated with each of our segments are discussed below.

      LINER SERVICES: Gross voyage loss for this segment improved from a loss of $4.8 Million in the first nine months of 2002 to a loss of $1.7 Million in the first nine months of 2003. Our U.S. Flag LASH Liner service improved from a loss of $3 Million in the first nine months of 2002 to a loss of $477,000. The first nine months of 2002 included expenses associated with winding down the four-vessel service, while this year's results reflect the current one-vessel operation. Our Foreign Flag LASH Liner Service improved from a loss of $1.9 Million in the first nine months of 2002 to a loss of $1.3 Million in the first nine months of 2003 as a result of out of service days in 2002 from a vessel's scheduled drydock.
      TIME CHARTER CONTRACTS: This segment's gross voyage profit in the first nine months of 2003 was approximately the same as the first nine months of 2002. Our Coal Carrier operating on time charter to USGenNE experienced higher results due to the vessel being utilized for all but two days during the first nine months of 2003 under its basic time charter contract as compared to the same period of the previous year when it was out of service thirty-three days for repairs and during which it operated sixty days in the spot market at lower rates as compared to its basic charter. Offsetting this increase in gross voyage profit were unanticipated vessel repairs resulting from machinery deficiencies on one of our Multi-Purpose vessels in the third quarter. The cost of the repairs and resulting vessel downtime impacted this segment by approximately $1.1 Million. Additionally, vessel and barge depreciation increased resulting from a change in the estimated useful life of our Multi-Purpose vessel, which is expected to be sold during the fourth quarter of 2003.
      CONTRACTS OF AFFREIGHTMENT: The decrease in this segment's gross voyage profit from $4.8 Million in the first nine months of 2002 to $4.1 Million in the first nine months of 2003 resulted from higher operating costs in 2003, and from a payment received in 2002 for loss of hire from an insurance claim relating to pre-existing damages identified during a scheduled drydocking.
      RAIL-FERRY SERVICE: Gross voyage loss for this segment improved from a loss of $2.9 Million in the first nine months of 2002 to a loss of $2 Million in the first nine months of 2003. The improvement was a result of higher cargo volume during 2003.
      OTHER: Gross voyage profit for this segment improved from a loss of $1.8 Million in the first nine months of 2002 to a profit of $1.5 Million in the first nine months of 2003. Contributing to the improved results was the closing of our Singapore office, which operated at a loss during 2002, and the improved results of our insurance subsidiary, which operates solely to cover self-retained insurance risks. Additionally, the first nine months of 2003 include the results of two chartered vessels that we are operating under Maritime Security Program contracts, which did not operate in the same period of 2002.

Other Income and Expense
-------------------------
      Administrative and general expenses decreased 1.7% from $11.9 Million in the first nine months of 2002 to $11.7 Million in the first nine months of 2003. The decrease resulted primarily from severance payments related to non-recurring staff reductions, that were recognized in the first quarter of 2002.
      Interest expense decreased 27.4% from $13.2 Million in the first nine months of 2002 to $9.6 Million in the first nine months of 2003. Decreases due to reduction in regularly scheduled payments on outstanding debt and lower interest rates accounted for $1.2 Million of the total difference. Approximately $2.4 Million of the decrease resulted from the early repayment of our 9% Senior Notes and repurchases of our 7.75% Senior Notes, which was partially offset by the cost of new financings used to repurchase some of the Notes.
      Investment income of $649,000 earned during the first nine months of 2003 was slightly higher than the $578,000 in the first nine months of 2002 primarily as a result of interest earned on a receivable which resulted from the fourth quarter 2002 sale and leaseback of one of our Foreign Flag LASH vessels, and higher dividend income received in 2003 from our investment in certain bulk carrier companies accounted for under the cost method. This was partially offset by lower invested balances and lower interest rates earned on invested funds in the current period.
      Other income of $1.5 Million in the first nine months of 2002 was a result of interest collected in 2002 on foreign tax refunds.
      Loss on early extinguishment of debt of $1.3 Million in the first nine months of 2003 resulted from a "make-whole" prepayment penalty and write-off of deferred financing charges associated with the necessary prepayment of the Coal Carrier loan to cure the technical default (see Part II, Item 3 for further discussion on the Coal Carrier Contract). This was partially offset by a discount on the retirement of approximately $10.7 Million of our 7.75% Senior Notes due in 2007. The loss of $103,000 reported in the first nine months of 2002 resulted primarily from the retirement at a slight premium of approximately $30 Million of our 9% Senior Notes due in 2003. The 9% Senior Notes were fully retired by the end of 2002.

Income Taxes
-------------
      We had a tax provision of $2.1 Million for the first nine months of 2003 and a tax benefit of $650,000 for the first nine months of 2002 at the statutory rate of 35% for both periods.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------
      Equity in net income of unconsolidated entities, net of taxes, of $260,000 and $423,000 for the first nine months of 2003 and 2002, respectively, was primarily related to our investments in companies owning and operating cement carrying vessels. The decrease in the equity in net income of 2003 was primarily due to a write off of an uncollectable charterhire receivable by one of these companies.


                       THREE MONTHS ENDED SEPTEMBER 30, 2003
             COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Gross Voyage Profit
--------------------
      Gross voyage profit increased 17% from $5.6 Million in the third quarter of 2002 to $6.5 Million in the third quarter of 2003. The changes associated with each of our segments are discussed below.
      LINER SERVICES: This segment's gross voyage loss improved from a loss of $4.5 Million in the third quarter of 2002 to a loss of $1.2 Million in the third quarter of 2003. Our U.S. Flag LASH Liner service improved from a loss of $2.3 Million in the third quarter of 2002 to a profit of $10,000. The third quarter of 2002 included expenses associated with winding down the four-vessel service, while this quarter's results reflect the current one-vessel operation. Our Foreign Flag LASH Liner Service improved from a loss of $2.1 Million in the third quarter of 2002 to a loss of $1.2 Million in the third quarter of 2003 as a result of out of service days in 2002 from a vessel's scheduled drydock.
      TIME CHARTER CONTRACTS: The decrease in this segment's gross voyage profit from $8.9 Million in the third quarter of 2002 to $6.3 Million in the third quarter of 2003 was attributable primarily to unanticipated vessel repairs resulting from machinery deficiencies on one of our Multi-Purpose vessels in the third quarter of 2003. The cost of the repairs and resulting vessel downtime impacted this segment by approximately $1.1 Million. Additionally, vessel and barge depreciation increased because of a change in the estimated useful life of our Multi-Purpose vessel, which is expected to be sold during the fourth quarter of 2003.
      CONTRACTS OF AFFREIGHTMENT: The segment's gross voyage profit in the third quarter of 2003 was approximately the same as the third quarter of 2002.
      RAIL-FERRY SERVICE: Gross voyage loss for this segment increased slightly from a loss of $791,000 in the third quarter of 2002 to a loss of $853,000 in the third quarter of 2003. While cargo volume improved, this segment experienced unanticipated vessel repairs in the third quarter of 2003, amounting to approximately $650,000.
      OTHER: Gross voyage profit for this segment increased from $391,000 in the third quarter of 2002 to $682,000 in the third quarter of 2003. Included in the third quarter of 2002 were costs associated with winding down operations at our coal transfer terminal facility in Gulf County, Florida, which was sold in 2003. Additionally, our LITCO facility incurred cost in 2002 due to the transition of our Waterman Liner Service from a four-vessel service to a one-vessel service.

Other Income and Expense
-------------------------
      Administrative and general expenses in the third quarter of 2003 were approximately the same as the third quarter of 2002.
      Interest expense decreased 28.4% from $4.1 Million in the third quarter of 2002 to $3 Million in the third quarter of 2003. Decreases due to reduction in regularly scheduled payments on outstanding debt and lower interest rates accounted for approximately $480,000 of the total difference. Approximately $660,000 of the decrease resulted from the early repayment of our 9% Senior Notes and repurchases of our 7.75% Senior Notes, which was partially offset by the cost of new financings used to repurchase some of the Notes.
      Investment income in the third quarter of 2003 was approximately the same as the third quarter of 2002.
      Loss on early extinguishment of debt of $2.6 Million in the third quarter of 2003 resulted from a "make-whole" prepayment penalty and write-off of deferred financing charges associated with the necessary prepayment of the Coal Carrier loan to cure the technical default (see Part II, Item 3 for further discussion on the Coal Carrier Contract). The loss of $55,000 reported in the third quarter of 2002 resulted primarily from the retirement at a slight premium of approximately $18.6 Million of our 9% Senior Notes due in 2003. The 9% Senior Notes were fully retired by the end of 2002.

Income Taxes
-------------
      We had a tax benefit of $795,000 for the third quarter of 2003 and $670,000 for the third quarter of 2002 at the statutory rate of 35% for both periods.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------
      Equity in net income of unconsolidated entities, net of taxes, of $33,000 and $142,000 for the third quarter of 2003 and 2002, respectively, was primarily related to our investments in companies owning and operating cement carrying vessels. The decrease in the equity in net income of 2003 was primarily due to a write off of an uncollectable charterhire receivable by one of these companies.


                      LIQUIDITY AND CAPITAL RESOURCES
                     ---------------------------------

      The following discussion should be read with the more detailed Consolidated Condensed Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.
      Our working capital increased from $9.9 Million at December 31, 2002, to $14.3 Million at September 30, 2003. Of the $54.5 Million in current liabilities, $15.4 Million related to the current maturities of long-term debt at September 30, 2003. Cash and cash equivalents increased during the first nine months of 2003 by $3.6 Million from $4.4 Million at December 31, 2002, to $8 Million at September 30, 2003. The increase was due to cash provided by operating activities of $29.5 Million, partially offset by cash used for investing activities of $1.8 Million and financing activities of $24.1 Million.
      Operating activities generated a positive cash flow after adjusting the net income of $3.8 Million for non-cash provisions such as depreciation and amortization. Cash used for investing activities of $1.8 Million was primarily to cover payments for vessel upgrades and purchases of non-vessel related assets. Partially offsetting these additions is the sale of our investment in two of the Cape-size Bulk Carriers.
      Cash used for financing activities of $24.1 Million included $9.1 Million used to repurchase $10.7 Million of our 7.75% Senior Notes at a discount, $13.3 Million used for regularly scheduled payments of debt, $16.7 Million used for prepayment of the Coal Carrier loan (see Part II, Item 3 for further discussion on the Coal Carrier Contract), and $24 Million used to repay draws on our line of credit. These uses were partially offset by proceeds of $31 Million from draws on our line of credit and the financing of $10 Million used for the prepayment of the aforementioned Coal Carrier loan.
      On September 30, 2003, we secured financing in the amount of $91 Million, which was received on October 2, 2003. The funds were used to repay and consolidate into a new loan certain outstanding debt obligations on three of our vessels.

      As of September 30, 2003, $1.2 Million was available on our $10 Million revolving credit facility, which expires in April of 2005. At the beginning of the fourth quarter, we repaid $6 Million of this credit facility utilizing partial proceeds from the aforementioned $91 Million loan. During the first quarter of 2003, we entered into an agreement for a $5 Million overline credit facility, which expires in December of 2003. This overline credit facility was fully available as of September 30, 2003.
      Debt and Lease Obligations - We have several vessels under operating leases, including three Pure Car/Truck Carriers, one LASH vessel, one Ice Strengthened Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel. Our obligations associated with these leases are disclosed in the table below.
      The following is a summary of the scheduled maturities by period of our outstanding debt and lease obligations as of September 30, 2003:

                          Oct. 1 -
Debt and Lease            Dec. 31,
 Obligations (000's)       2003     2004     2005     2006     2007  Thereafter
-------------------------------------------------------------------------------
Long-term debt (including
 current maturities)      $ 16,027 $ 15,805 $ 24,305 $ 14,691 $ 80,850 $ 38,435
Operating leases             5,832   23,329   17,941   17,856   17,856  107,495
                         ------------------------------------------------------
  Total by period         $ 21,859 $ 39,134 $ 42,246 $ 32,547 $ 98,706 $145,930
                         ======================================================

      Included in the table above in year 2005 is $6 Million of our credit facility that we repaid in the beginning of the fourth quarter of 2003.
      Debt Covenant Compliance Status - We have met all of the financial covenants under our various debt agreements, after they were amended for the full year 2002. We have met, as of September 30, 2003, the more restrictive financial covenants that became effective in 2003, and believe we will continue to meet them in 2003, although we cannot give assurances at this time.
      If our cash flow and capital resources are not sufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.
      Mexican Service Results - We expect the results of the Mexican Service to continue to improve and contribute to our cash flows. If market conditions adversely impact those projections, we believe we could find alternative placement for the two vessels supporting the service.
      Dividend Payments - As a result of the impairment loss recognized on certain of our assets during 2001, and its impact on certain financial covenants under our debt agreements, the suspension of quarterly dividend payments on our common shares of stock remains in effect.
      Environmental Issues - We have not been notified that we are a potentially responsible party in connection with any environmental matters.

                       NEW ACCOUNTING PRONOUNCEMENTS
                      -------------------------------

      In April of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are no longer treated as extraordinary items unless they meet the criteria for extraordinary treatment in APB Opinion No. 30. We adopted SFAS No. 145 effective January 1, 2003, and reclassified gains and losses on early extinguishment of debt reported in prior period income statements, as those amounts no longer qualify for extraordinary treatment under SFAS No. 145. We reported gains (losses) related to the early extinguishment of debt of $1.3 Million and $103,000 for the nine months ended September 30, 2003 and 2002, respectively.
      In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003, which had no material effect on our financial position.
      In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We continue to apply APB No. 25, "Accounting for Stock Issued to Employees," in accounting for our stock-based compensation. Therefore, the alternative methods of transition referred to above do not apply. We have adopted the disclosure requirements of SFAS No. 148. If compensation expense had been determined using the fair value method in SFAS No. 123, our net income (loss) and earnings (loss) per share for the three months and nine months ended September 30, 2003 and 2002 would have agreed to the actual amounts reported due to all outstanding stock options being fully vested and no options being granted during these periods.
      In January of 2003, the FASB issued Financial Accounting Series Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003, and existing variable interest entities in the first fiscal year or interim period ending after December 15, 2003. We do not believe that we have a significant variable interest in a variable interest entity; however, we are still evaluating the effect of adoption of this Interpretation.
      In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires an issuer to classify the following instruments as liabilities: (a) a financial instrument issued in the form of shares that is mandatorily redeemable that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified date or upon an event that is certain to occur, (b) a financial instrument other than an outstanding share that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires the issuer to settle the obligation by transferring assets, and (c) a financial instrument that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except with respect to certain instruments for which the effective date has been deferred. Because we do not have any such instruments outstanding, the adoption of SFAS No. 150 is not expected to materially impact our financial position or results of operations.

                                  ITEM 3.

         QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

      In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk. We utilize derivative financial instruments including forward exchange contracts, interest rate swap agreements, and commodity swap agreements to manage certain of these exposures. We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation. We neither hold nor issue financial instruments for trading purposes.
      Interest Rate Risk. The fair value of long-term debt at September 30, 2003, including current maturities, was estimated to be $194.3 Million compared to a carrying value of $190 Million. The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at September 30, 2003, would be approximately $1.9 Million or 1% of the carrying value.
      The fair value of the interest rate swap agreement discussed in our Form 10-K was a liability of $1.1 Million at September 30, 2003, estimated based on the amount that the banks would receive or pay to terminate the swap agreement at the reporting date taking into account current market conditions and interest rates. A hypothetical 10% decrease in interest rates as of September 30, 2003, would have resulted in a $13,000 increase in the fair value of the liability.
      Commodity Price Risk. In addition to the commodity swap agreements discussed in our Form 10-K, we entered into three additional fuel hedge agreements in 2003 at various contract prices ranging from $124 to $158.75 per
metric ton of fuel.   The fair value of the commodity swap agreements was an
asset of $652,000 at September 30, 2003, estimated based on the difference between price per ton of fuel and the contract delivery price per ton of fuel times the quantity applicable to the agreements. A hypothetical 10% decrease in the fuel price per ton of fuel as of September 30, 2003, would have resulted in a $311,000 decrease in the fair value of the asset.
      Foreign Exchange Rate Risk. There were no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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


                        PART II - OTHER INFORMATION

                                  ITEM 3.

                      DEFAULTS UPON SENIOR SECURITIES

      As previously reported, our wholly owned subsidiary, Enterprise Ship Company, Inc. ("Enterprise"), time charters the U.S. Flag coal carrier, ENERGY ENTERPRISE, to US Generating New England, Inc. ("USGenNE"), an indirect subsidiary of PG&E Corporation. On July 8, 2003, USGenNE filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and has subsequently requested from the court an extension of time to submit its bankruptcy plan until March 4, 2004, and an extension of time until May 3, 2004, to solicit acceptance to its plan. USGenNE is current in all of its obligations to Enterprise under the time charter except for approximately $850,000 of pre-petition invoices covering charter hire and related expenses. The $850,000 of pre-petition invoices owed to us is an unsecured claim in the bankruptcy proceeding. Under the federal bankruptcy laws, USGenNE has the right to either accept or reject the time charter. If USGenNE accepts the time charter, it is then required to meet its payment and financial obligations under the time charter including the $850,000 pre-petition invoices. If USGenNE ultimately rejects the time charter, then Enterprise would have a priority administrative claim with respect to all amounts due it under the time charter related to the post-petition period. At this time, we cannot predict whether the time charter will be accepted or rejected, therefore, we have not made an allowance for the pre-petition invoices on our financial statements as of September 30, 2003. In the event the time charter is ultimately rejected, management believes the vessel can be utilized in alternative employment without incurring a material impairment to the vessel's carrying value, although we can give no assurance at this time. Further, even though USGenNE was not obligated to use the vessel for the balance of charter year number 8, it has expressed to the Company its intent to use the vessel through the end of the year. At this time we can give no assurance whether USGenNE will use the vessel beyond the end of the year.
      In connection with the financing of the acquisition of the ENERGY ENTERPRISE in 1996, Enterprise issued $50 Million in notes (the "Enterprise Notes") which were held by four institutions and had an outstanding principal balance of approximately $17 Million at the time of USGenNE's bankruptcy filing. Although the Enterprise Notes were non-recourse to the Company and its other affiliates, the indenture under which they were issued provided that USGenNE's bankruptcy filing was an event of default, which automatically accelerated the maturity of principal and interest on the Enterprise Notes as well as requiring a "make-whole" prepayment penalty and a write-off of deferred charges totaling approximately $2.6 Million. Management notified the indenture trustee of the event of default on July 15, 2003. Management secured alternative financing, which, together with other funds available to the Company, was used to pay in full the Enterprise Notes, including the required "make-whole" prepayment penalty, and all amounts due to the trustee under the related indenture. The indenture and related documents have therefore been terminated, satisfied and discharged in full, and the Enterprise Notes have been paid in full and cancelled, all as of August 14, 2003.
      Notwithstanding the non-recourse nature of the Enterprise Notes, the automatic acceleration of the Enterprise Notes triggered cross-default provisions in certain of the Company's other credit and sale/leaseback facilities. On July 25, 2003, the Company sent notices to each of the required parties under those facilities advising them of the event of default under the Enterprise indenture and advising them of the resulting cross-default under each of their respective facilities. However, because no action was taken by any trustee, debt holder, owner or owner/trustee under any of the affected facilities, the termination, satisfaction and discharge of the indenture under which the Enterprise Notes were issued, and the payment in full of the Enterprise Notes and their cancellation, cured the cross-defaults under those facilities. Therefore, the Company is no longer in default under any of its credit or sale/leaseback facilities. The Company has notified all parties under the affected credit and sale/leaseback facilities that the cross defaults no longer exist.

                                  ITEM 6.

                      EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBIT INDEX
                            Exhibit Number       Description
                           ----------------      -----------------------------
Part II Exhibits:                 3              Restated Certificate of
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

                                 31.1            Certification of Chief
                                                 Executive Officer Pursuant to
                                                 Section 302 of the Sarbanes-
                                                 Oxley Act of 2002

                                 31.2            Certification of Chief
                                                 Financial Officer Pursuant to
                                                 Section 302 of the Sarbanes-
                                                 Oxley Act of 2002

                                 32.1            Certification of Chief
                                                 Executive Officer Pursuant to
                                                 18 U.S.C. Section 1350 as
                                                 Adopted Pursuant to Section
                                                 906 of the Sarbanes-Oxley
                                                 Act of 2002

                                 32.2            Certification of Chief
                                                 Financial Officer Pursuant to
                                                 18 U.S.C. Section 1350 as
                                                 Adopted Pursuant to Section
                                                 906 of the Sarbanes-Oxley
                                                 Act of 2002

(b) On October 23, 2003, we filed a current report on Form 8-K to furnish the public announcement of third quarter 2003 earnings.

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


Date    November 12, 2003
      ___________________________