Form 10-K
period 2003-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2004-03-08
CIK 278041

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  ------------

                                   FORM 10-K

(MARK ONE)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM......... TO.............

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter.

          DATE                                                AMOUNT
          ----                                                ------
      June 30, 2003                                         $44,515,094

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Common stock, $1 par value..........6,082,887 shares outstanding as of February 24, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement dated March 9, 2004, have been incorporated by reference into Part III of this Form 10-K.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

         In this report, the terms "we," "us," "our," and "the Company" refer to International Shipholding Corporation and its subsidiaries. The Company, through its subsidiaries, operates a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium- to long-term charters or contracts. At December 31, 2003, our fleet, owned and/or operated, consisted of 35 ocean-going vessels, 917 LASH (Lighter Aboard SHip) barges, and related shoreside handling facilities. We also own 22 over the road Haul-Away Car Carrying trucks.

         Our fleet includes (i) four U.S. flag Pure Car/Truck Carriers ("PCTCs") specifically designed to transport fully assembled automobiles, trucks and larger vehicles and two foreign flag PCTCs with the capability of transporting heavy weight and large dimension trucks and buses, as well as automobiles; (ii) one Breakbulk/Multi-Purpose vessel, two container vessels and one tanker vessel, which are also used to transport supplies for the Indonesian operations of a major mining company; (iii) one U.S. flag Molten Sulphur Carrier and a Tanker, which are used to carry molten sulphur from Louisiana and Texas to a processing plant on the Florida Gulf Coast; (iv) two Special Purpose vessels modified as Roll-On/Roll-Off vessels ("RO/ROs") to transport loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico; (v) one U.S. flag conveyer-equipped self-unloading Coal Carrier, which carries coal in the coastwise and near-sea trade; (vi) three RO/RO vessels that permit rapid deployment of rolling stock, munitions, and other military cargoes requiring special handling; (vii) two container vessels we bareboat charter; (viii) two Cape-Size Bulk Carriers in which we own a 50% interest; and (ix) eight Cement Carriers and one Bulk Carrier in which we own a 30% interest.

         Our fleet also includes three LASH vessels, one Dockship, and 917 LASH barges. In our transoceanic liner services, we use the LASH system primarily to gather cargo on rivers, in island chains, and in harbors that are too shallow for traditional vessels.

         Our fleet is deployed by our principal operating subsidiaries, Central Gulf Lines, Inc. ("Central Gulf"), LCI Shipholdings, Inc. ("LCI") [including the Transatlantic Service doing business as Forest Lines], Waterman Steamship Corporation ("Waterman"), and CG Railway, Inc. ("CG Railway"). We also operate several other subsidiaries that provide ship charter brokerage, agency, and other specialized services primarily to our operating segments.

         The Company has five operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment ("COA"), Rail-Ferry Service, and Other, as described below. For additional information about our operating segments see Note K - Significant Operations of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-23. In addition to our five operating segments, we also have investments in several unconsolidated entities which we own 50% or less and do not exercise significant influence over operating and financial activities.

         Liner Services. A liner service operates a vessel or vessels on an established trade route with regularly scheduled sailing dates. We receive revenues for the carriage of cargo within the established trading area and pay the operating and voyage expenses incurred. Our liner services include a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in the Red Sea and Middle East, and a foreign flag transatlantic liner service operating between U.S. Gulf and East Coast ports and ports in northern Europe.

         Time Charter Contracts. Time Charters are contracts by which the charterer obtains the right for a specified time period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but the Company retains operating control over the vessel. Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port, and stevedoring expenses. Our time charter contracts include charters of three RO/RO vessels to the Military Sealift Command ("MSC") for varying terms. Also included in this segment are contracts with car manufacturers for six PCTCs and with an electric utility for a conveyor-equipped, self-unloading coal carrier. Additionally, our contract to provide transportation services to a major mining company at its mine in Papua, Indonesia is included in this segment.

         Contracts of Affreightment ("COA"). COAs are contracts by which we undertake to provide space on our vessel(s) for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried. Generally, we are responsible for all operating and voyage expenses. Our COA segment includes a sulphur transportation contract with a major sulphur producer.

         Rail-Ferry Service. In the beginning of 2001, we began a new service, under the name of CG Railway, Inc., carrying loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico. This service uses our two Special Purpose vessels, which were modified to enable them to carry standard gauge railroad cars. Each vessel has a capacity for 60 standard rail cars.

         Other. Other consists of operations that include more specialized type services than the former four segments and results of several of our subsidiaries that provide ship charter brokerage and agency services. Also included in this segment is our 50% ownership in a car transportation truck company.

         Unconsolidated Entities. We have a 30% interest in a company owning and operating eight Cement Carriers and one Bulk Carrier. We also have a 50% investment in a company owning two newly built Cape-Size Bulk Carriers. In addition, we have a 50% investment in a company, which operates a terminal in Coatzacoalcos, Mexico for our Rail-Ferry Service.

                                BUSINESS STRATEGY

         Our strategy is to (i) identify customers with high credit quality and marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire or construct vessels to meet the requirements of those charters or contracts, and (iii) provide our customers with reliable, high quality service at a reasonable cost. We believe that our strategy has produced stable operating cash flows and valuable long-term relationships with our customers. We plan to continue this strategy by expanding our relationships with existing customers, seeking new customers, and selectively pursuing acquisitions.

                                     HISTORY

         The Company was originally founded as Central Gulf Steamship Corporation in 1947 by the late Niels F. Johnsen and his sons, Niels W. Johnsen, a director of the Company, and Erik F. Johnsen, the Chairman and Chief Executive Officer of the Company. Central Gulf was privately held until 1971 when it merged with Trans Union Corporation ("Trans Union"). In 1978, International Shipholding Corporation was formed to act as a holding company for Central Gulf, LCI, and certain other affiliated companies in connection with the 1979 spin-off by Trans Union of the Company's common stock to Trans Union's stockholders. In 1986, the Company acquired the assets of Forest Lines, and in 1989, the Company acquired the ownership of Waterman. Since its spin-off from Trans Union, the Company has continued to act solely as a holding company, and its only significant assets consist of the capital stock of its subsidiaries.

                              COMPETITIVE STRENGTHS

         Diversification. We have been successful in obtaining contracts that contribute to a diversification of operations. These diverse operations vary from chartering vessels to the government, to chartering vessels for the transportation of automobiles and sport utility vehicles, transportation of paper type products, steel, wood and wood/pulp type products, carriage of supplies for a mining company, transporting molten sulphur, transporting coal for use in generating electricity, and transporting standard gauge railroad cars. In preparing and conducting these operations, we have been successful in upgrading our fleet, with the average age of our vessels involved being approximately 13.7 years old. Because of the average age of our fleet, our management believes that the outlook for fulfilling current contracts, obtaining extensions through the exercise of options by current customers, and obtaining new contracts is good.

         Stable Cash Flow. Our historical cash flows have been relatively stable because of the length and structure of our contracts with creditworthy customers, as well as our diversified customer and cargo bases. Our medium- to long-term charters provide for a daily charter rate that is payable whether or not the charterer utilizes the vessel. These charters generally require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and often include cost escalation features covering certain of our expenses. In addition, our contract of affreightment guarantees a minimum amount of cargo for transportation. Furthermore, our diversified cargo and customer bases have contributed to the stability of our operating cash flow. We also believe that the high credit quality of most of our customers and the length of our contracts help reduce the effects of cyclical market conditions.

         Long-Standing Customer Relationships. We currently have medium- to long-term time charters with, or contracts to carry cargo for, high credit quality commercial customers that include International Paper Company, P.T. Freeport Indonesia, Toyota Motor Corporation, and Hyundai Motor Company. Most of these companies have been customers of ours for over ten years. Substantially all of our current cargo contracts and charter agreements are renewals or extensions of previous agreements. In recent years, we have been successful in winning extensions or renewals of substantially all of the contracts rebid by our commercial customers. Additionally, for over 30 years, we have been operating vessels for the MSC. We believe that our long-standing customer relationships are in part due to our excellent reputation for providing quality specialized maritime service in terms of on-time performance, low cargo loss, minimal damage claims, and reasonable rates.

         Experienced Management Team. Our management team has substantial experience in the shipping industry. The Company's Chairman has served the Company in various management capacities since its founding in 1947. In addition, the Company's President, the Executive Vice President, and the Chief Financial Officer have over 92 years of collective experience with the Company. We believe that the experience of our management team is important to maintaining long-term relationships with our customers.

                                TYPES OF SERVICE

         Through our principal operating subsidiaries, we provide specialized maritime transportation services to our customers primarily under medium- to long-term contracts. Our five operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment, Rail-Ferry Service, and Other are described below:

LINER SERVICES

LASH Vessels

- Foreign Flag. We operate two foreign flag LASH vessels and a self-propelled, semi-submersible feeder vessel on a scheduled transatlantic liner service under the name "Forest Lines." One of the two foreign flag LASH vessels is under an operating lease through 2007. Each Forest Lines' LASH vessel normally makes 10 round trip sailings per year between U.S. Gulf and East Coast ports and ports in northern Europe. Prior to 2001, approximately one-half of the aggregate eastbound cargo space had historically been reserved for International Paper Company under a long-term contract. The remaining space was provided on a voyage affreightment basis to various commercial shippers. Over the last three years, we have continued to diversify our eastbound cargo liftings among various commercial shippers.

              We have had ocean transportation contracts with International Paper Company since 1969 when we had two LASH ships built to accommodate International Paper Company's trade. Our contract with International Paper Company is for the carriage of wood pulp, liner board, and other forest products, the characteristics of which are well suited for transportation by LASH vessels. Our current contract with International Paper Company was for a ten-year term ending in 2002, and was extended for an additional three-year period ending in 2005 with mutual options to extend on a year-to-year basis.

              Over the years, we have established a base of commercial shippers to which we provide space on the westbound Forest Lines service. The principal westbound cargoes are steel and other metal products, high-grade paper and wood products, and other general cargo. Over the last five years, the westbound utilization rate for these vessels averaged approximately 85% per year.

- U.S. Flag. Waterman previously operated a U.S. flag liner service between U.S. Gulf and East Coast ports and ports in South Asia using four U.S. flag LASH vessels, as well as one FLASH vessel that was used as a feeder vessel in Southeast Asia. In June of 2001, we adopted a plan to separate this service from the balance of our operations and dispose of these assets. All of these vessels were sold by the end of 2002.

              During 2002, we reactivated a U.S. flag liner service between the U.S. Gulf and East Coast ports and ports in the Red Sea and Middle East due to several changes in circumstances that occurred after our decision in 2001 to suspend the previous service. We concluded that there would be adequate cargo volume for shipment on U.S. flag vessels to the service area for the service to be maintained. As a result, we recommissioned one of our foreign flag LASH vessels, which had been idle and scheduled for disposal, together with a certain number of LASH barges. After its upgrade, the foreign flag vessel entered our Forest Lines service in November of 2002, replacing one of the vessels operating in that service. The replaced vessel transferred to U.S. flag for use in the renewed U.S. flag liner service, which commenced operation in November of 2002.

              The Maritime Security Act of 1996 ("MSA"), which provides for a subsidy program for certain U.S. flag vessels, was signed into law in October of 1996. Under this program, the Maritime Security Program ("MSP"), each participating vessel is eligible to receive an annual payment of $2.1 Million, which are subject to annual appropriations and not guaranteed. In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all to be effective on October 1, 2005. Annual payments for each vessel in the new MSP program are $2.6 Million in years 2006 to 2008, $2.9 Million in years 2009 to 2011, and $3.1 Million in years 2012 to 2015. As of December 31, 2003, our Waterman U.S. flag LASH vessel mentioned earlier and four PCTCs included in the TIME CHARTER CONTRACTS segment have qualified for participation. Additionally, during 2003, we bareboat chartered two vessels that allowed us to maintain two more MSP contracts. The two vessels are being operated under a time charter arrangement.

TIME CHARTER CONTRACTS

Military Sealift Command Charters

         We have had contracts with the MSC (or its predecessor) almost continuously for over 30 years. In 1983, Waterman was awarded a contract to operate three U.S. flag RO/RO vessels under time charters to the MSC for use by the United States Navy in its maritime prepositioning ship ("MPS") program. These vessels represent three of the four MPS vessels currently in the MSC's Atlantic fleet, which provides support for the U.S. Marine Corps. These ships are designed primarily to carry rolling stock and containers, and each can carry support equipment for 17,000 military personnel. Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract but retained the right to operate the vessels under operating agreements. The MSC time charters commenced in late 1984 and early 1985 for initial five-year periods and were renewable at the MSC's option for additional five-year periods up to a maximum of twenty-five years. In 1993, the Company reached an agreement with the MSC to make certain reductions in future charter hire payments in consideration of fixing the period of these charters for the full 25 years. The charters and related operating agreements will terminate in 2009 and 2010.

Pure Car/Truck Carriers

- U.S. Flag. We currently operate four U.S. flag PCTCs. In 1986, we entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States. To service these charters, we had constructed two car carriers that were specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively. Both vessels were built in Japan and were registered under the U.S. flag. In 2000 and 2001, we replaced these two vessels with larger PCTCs, which are under their initial contracts through 2010 and 2011 with the same Japanese shipping company. Both of these contracts have options to extend beyond the initial term.

              In 1998, we acquired a 1994-built U.S. flag PCTC. Immediately after being delivered to us in April of 1998, this vessel entered a long-term charter through 2008 with a major Japanese shipping company. In 1999, we acquired the fourth, a newly built U.S. flag PCTC, which immediately after being delivered to us in September of 1999 entered a long-term charter through 2011 with the same major Japanese shipping company. Both of these contracts provide the shipping company options to extend beyond the initial term. These two PCTCs were subsequently sold to unaffiliated parties and leased back under operating leases expiring in 2009 and 2013, respectively.

- Foreign Flag. In 1988, we had two new car carriers constructed by a shipyard affiliated with Hyundai, each with a carrying capacity of 4,800 fully assembled automobiles, to transport Hyundai automobiles from South Korea primarily to the United States and Europe under two long-term charters. In 1998 and 1999, respectively, we sold both of these car carriers and replaced them with two newly built PCTCs, each with the capacity to carry heavy and large size rolling stock in addition to automobiles and trucks. These vessels immediately entered into a long-term charter through 2018 and 2019 to a major Far Eastern company. One of these PCTCs was subsequently sold to an unaffiliated party and leased back under an operating lease through 2016, with an option to us to purchase the vessel thereafter.

              Under each of our PCTC charters, the charterers are responsible for voyage operating costs such as fuel, port, and stevedoring expenses, while we are responsible for other operating expenses including crew wages, repairs, and insurance. During the terms of these charters, we are entitled to our full fee irrespective of the number of voyages completed or the number of cars carried per voyage.

              In the fourth quarter of 2002, Hyundai Merchant Marine Co. LTD, the charterer of our foreign flag PCTCs, sold its Car Carrier division to a joint venture controlled by Wallenis Lines AB and Willhelm Willhelmsen ASA. We were not impacted by the transaction as all terms and conditions of the charter parties remain in effect.

Coal Carrier

         In late 1995, we purchased an existing U.S. flag conveyor-equipped, self-unloading Coal Carrier that was concurrently chartered to a New England electric utility under a 15-year time charter to carry coal in the coastwise and near-sea trade. Since the base charter provides approximately 60% utilization, the ship will also be used, from time to time during this charter period, to carry coal and other bulk commodities in the spot market for the account of other charterers. The utility company filed for bankruptcy protection in July of 2003. For information regarding the bankruptcy proceeding and its effect on this charter, please see the Risk Factors section - US Gen New England, Inc. ("USGenNE").

Southeast Asia Transportation Contract

         The contract to transport supplies for a major mining company in Indonesia is serviced by an Ice Strengthened Breakbulk/Multi-Purpose vessel, a small tanker, and two Container vessels.

CONTRACTS OF AFFREIGHTMENT

Molten Sulphur

         In 1994, we entered into a 15-year transportation contract with Freeport-McMoRan Sulphur LLC, a major sulphur transporter for which we had built a 28,000 DWT Molten Sulphur Carrier that carries molten sulphur from Louisiana and Texas to a fertilizer plant on the Florida Gulf Coast. Under the terms of this contract, we are guaranteed the transportation of a minimum of 1.8 million tons of sulphur per year. The contract also gives the charterer three five-year renewal options. The vessel was delivered and began service during late 1994. During the second quarter of 2002, the contract was assigned by Freeport-McMoRan Sulphur LLC to Gulf Sulphur Services Ltd. The terms of the contract were not affected by the assignment.

RAIL-FERRY SERVICE

Mexican Service

         Commencing in 2001, we began a new service, under the name of CG Railway, Inc., carrying loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico. This new service uses our two Special Purpose vessels, which were modified to enable them to carry standard gauge railroad cars. Each vessel has a capacity of 60 standard gauge rail cars. With departures every four days from Coatzacoalcos and Mobile, respectively, it offers with each vessel a three-day transit between these ports and provides approximately 90 trips per year in each direction.

OTHER

         LITCO Facility. We own an all weather rapid cargo transfer facility at the river port of Memphis, Tennessee, which handles LASH barges transported by our subsidiaries in our LASH liner services. LITCO (LASH Intermodal Terminal Company) began operations in May of 1992 and provides 287,500 square feet of enclosed warehouse and loading/discharging stations for LASH barge, rail, truck, and heavy-lift operations.

         Other Services. We have several other subsidiaries providing ship charter brokerage, agency, and other specialized services to our subsidiaries and, in the case of ship charter brokerage and agency services, to unaffiliated companies. The income produced by these services substantially covers the related overhead expenses. These services facilitate our operations by allowing us to avoid reliance on third parties to provide these essential shipping services. Also included in this segment is our 50% ownership in a car transportation truck company.

                                    MARKETING

         We maintain marketing staffs in New York and New Orleans, and maintain a network of marketing agents in major cities around the world who market our liner, charter, and contract services. We market our Trans-Atlantic LASH liner service under the trade name "Forest Lines," and our U.S. flag LASH liner service between the U.S. Gulf and East Coast ports and ports in the Red Sea and Middle East under the Waterman house flag. We market our Rail-Ferry Service under the name "CG Railway." We advertise our services in trade publications in the United States and abroad.

                                    INSURANCE

         We maintain protection and indemnity ("P&I") insurance to cover liabilities arising out of the ownership or operation of vessels with the Standard Steamship Owners' Protection & Indemnity Association (Bermuda) Ltd., which is a mutual shipowners' insurance organization commonly referred to as a P&I club. The club is a participant in and subject to the rules of its respective international group of P&I associations. The premium terms and conditions of the P&I coverage provided to us are governed by the rules of the club.

         We maintain hull and machinery insurance policies on each of our vessels in amounts related to the value of each vessel. This insurance coverage, which includes increased value, freight, and time charter hire, is maintained with a syndicate of hull underwriters from the U.S., British, and French insurance markets. We maintain war risk insurance on each of our vessels in an amount equal to each vessel's total insured hull value. War risk insurance is placed through U.S., British, and French insurance markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the P&I club.

         The P&I insurance also covers our vessels against liabilities arising from the discharge of oil or hazardous substances in U.S., international, and foreign waters.

         We also maintain loss of hire insurance with U.S., British, and French insurance markets to cover our loss of revenue in the event that a vessel is unable to operate for a certain period of time due to loss or damage arising from the perils covered by the hull and machinery policy.

         Insurance coverage for shoreside property, shipboard consumables and inventory, spare parts, workers' compensation, office contents, and general liability risks is maintained with underwriters in U.S. and British markets.

         Insurance premiums for the coverage described above vary from year to year depending upon our loss record and market conditions. In order to reduce premiums, we maintain certain deductible and co-insurance provisions that we believe are prudent and generally consistent with those maintained by other shipping companies (See Note D - Self-Retention Insurance of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-16).

                                   REGULATION

         Our operations between the United States and foreign countries are subject to the Shipping Act of 1984 (the "Shipping Act"), which is administered by the Federal Maritime Commission, and certain provisions of the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, and the Comprehensive Environmental Response Compensation and Liability Act, all of which are administered by the U.S. Coast Guard and other federal agencies, and certain other international, federal, state, and local laws and regulations, including international conventions and laws and regulations of the flag nations of our vessels. Pursuant to the requirements of the Shipping Act, we have on file with the Federal Maritime Commission tariffs reflecting the outbound and inbound rates currently charged by us to transport cargo between the United States and foreign countries as a common carrier in connection with our liner services. These tariffs are filed by us either individually or in connection with our participation as a member of rate or conference agreements, which are agreements that (upon becoming effective following filing with the Federal Maritime Commission) permit the members to agree concertedly upon rates and practices relating to the carriage of goods in U.S. and foreign ocean commerce. Tariffs filed by a company unilaterally or collectively under rate or conference agreements are subject to Federal Maritime Commission approval. Once a rate or conference agreement is filed, rates may be changed in response to market conditions on 30 days' notice, with respect to a rate increase, and one day's notice, with respect to a rate decrease. On October 16, 1998, the Ocean Shipping Reform Act of 1998 (the "Act") was enacted, and it amended the Shipping Act of 1984 to promote the growth and development of United States exports through certain reforms in the regulation of ocean transportation. This legislation, in part, repeals the requirement that a common carrier or conference file tariffs with the Federal Maritime Commission, replacing it with a requirement that tariffs be open to public inspection in an electronically available, automated tariff system. Furthermore, the legislation requires that only the essential terms of service contracts be published and made available to the public.

         On October 8, 1996, Congress adopted the Maritime Security Act of 1996, which created the MSP and authorized the payment of $2.1 million per year per ship for 47 U.S. flag ships through fiscal year 2005. This program eliminates the trade route restrictions imposed by the previous federal program and provides flexibility to operate freely in the competitive market. On December 20, 1996, Waterman entered into four MSP contracts with MarAd, and Central Gulf entered into three MSP contracts with MarAd. By law, the MSP is subject to annual appropriations. In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP contractors, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously. In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all to be effective on October 1, 2005. Annual payments for each vessel in the new MSP program are $2.6 Million in years 2006 to 2008, $2.9 Million in years 2009 to 2011, and $3.1 Million in years 2012 to 2015.

         Our Molten Sulphur Carrier was constructed with the aid of Title XI loan guarantees administered by MarAd, the receipt of which obligates us to comply with various dividend and other financial restrictions. Recipients of Title XI loan guarantees must pay an annual fee of up to 1% of the loan amount.

         Under the Merchant Marine Act, U.S. flag vessels are subject to requisition or charter by the United States whenever the President declares that the national security requires such action. The owners of any such vessels must receive just compensation as provided in the Merchant Marine Act, but there is no assurance that lost profits, if any, will be fully recovered. In addition, during any extension period under each MSC charter or contract, the MSC has the right to terminate the charter or contract on 30 days' notice. However, terms of our RO/RO operating contract call for significant early termination penalties.

         Certain of our operations, as well as our molten sulphur transportation contract and our Title XI financing arrangements, require us to be as much as 75% owned by U.S. citizens. We monitor our stock ownership to verify our continuing compliance with these requirements and have never had more than 1% of our common stock held of record by non-U.S. citizens. In April of 1996, our shareholders amended our charter and stock transfer procedures to limit the acquisition of our common stock by non-U.S. citizens. Under the amendment, any transfer of our common stock that would result in non-U.S. citizens owning more than 23% (the "permitted amount") of the total voting power of the Company would be void and ineffective against the Company. With respect to any shares owned by non-U.S. citizens in excess of the permitted amount, the voting rights will be denied and the dividends will be withheld. Furthermore, we are authorized to redeem shares of common stock owned by non-U.S. citizens in excess of the permitted amount to reduce ownership by non-U.S. citizens to the permitted amount.

         We are required by various governmental and quasi-governmental agencies to obtain permits, licenses, and certificates with respect to our vessels. The kinds of permits, licenses, and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel's crew, the age of the vessel, and the status of the Company as owner or charterer. We believe that we have, or can readily obtain, all permits, licenses, and certificates necessary to permit our vessels to operate.

         The International Maritime Organization ("IMO") has mandated that vessels documented under the laws of its member countries, including the United States, develop and implement quality and safety programs by July 1, 1998, or July 1, 2002, depending on the type of vessels. Vessels operating without the required compliance certificates could either be fined or denied entry into or detained in the ports of those countries that are members of the IMO. Our ship management subsidiary, LMS Shipmanagement, Inc., received certification in January of 1998 that our Quality Management System was approved as meeting the ISO 9002 Quality Standard. We implemented a comprehensive program to obtain timely IMO certification for all of our vessels, which has been accomplished.

         The Maritime Transportation Security Act ("MTSA") was enacted in 2002, and requires companies in the maritime industry to implement various security measures for the protection of U.S. ports and waterways. We have conducted the required security assessments and submitted security plans to the federal government for review and approval, and we believe we are in compliance in all material respects with other MTSA safety and security requirements.

                                   COMPETITION

         The shipping industry is intensely competitive and is influenced by events largely outside the control of shipping companies. Varying economic factors can cause wide swings in freight rates and sudden shifts in traffic patterns. Vessel redeployments and new vessel construction can lead to an overcapacity of vessels offering the same service or operating in the same market. Changes in the political or regulatory environment can also create competition that is not necessarily based on normal considerations of profit and loss. Our strategy is to reduce competitive pressures and the effects of cyclical market conditions by operating specialized vessels in niche market segments and deploying a substantial number of our vessels under medium- to long-term charters or contracts with creditworthy customers and on trade routes where we have established market share. We also seek to compete effectively in the traditional areas of price, reliability, and timeliness of service. Competition principally comes from numerous break bulk vessels and, occasionally, container ships.

         Approximately 19% of our revenue is generated by contracts with the MSC and contracts to transport Public Law-480 U.S. government-sponsored cargo, a cargo preference program requiring that 75% of all foreign aid "Food for Peace" cargo must be transported on U.S. flag vessels, if they are available at reasonable rates. We compete with all U.S. flag companies, including P&O Ned Lloyd, APL, and Maersk-Sea Land Service, Inc. for the MSC work and the Public Law-480 cargo. Additionally, our principal foreign competitors include Hoegh Lines, Star Shipping, Wilhelmsen Lines, and the Shipping Corporation of India.

         Our LASH liner services face competition from foreign flag liner operators and, to a lesser degree, from U.S. flag liner operators. In addition, during periods in which we participate in conference agreements or rate agreements, competition includes other participants with whom we may agree to charge the same rates and non-participants charging lower rates.

         Because our LASH barges are used primarily to transport large unit size items, such as forest products, natural rubber, and steel, that cannot be transported as efficiently in container ships, our LASH fleet often has a competitive advantage over these vessels for this type of cargo. In addition, we believe that the ability of our LASH system to operate in shallow harbors and river systems and our specialized knowledge of these harbors and river systems give us a competitive advantage over operators of container ships and break bulk vessels that are too large to operate in these areas.

         Our PCTCs operate worldwide in markets where foreign flag vessels with foreign crews predominate. We believe that our U.S. flag PCTCs can continue to compete effectively if we continue to receive the cooperation of our seamen's unions in controlling costs and receive subsidy payments on these ships.

                                  RISK FACTORS

         Substantial Leverage. We are highly leveraged and devote a substantial portion of our operating income to debt service. To date, we have been able to generate sufficient cash from operations, including planned sales of assets and sale leaseback transactions, to meet interest and principal payments on our indebtedness. Our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure our debt. Although we expect our operating cash flows to be sufficient to service our debt we can give no such assurance. Subject to compliance with various financial and other covenants imposed by debt instruments governing the indebtedness of the Company and our subsidiaries, we may incur additional indebtedness from time to time. We have consistently met the minimum working capital and net worth requirements and have not exceeded the leverage requirement during the period covered by the agreements, once amended effective June of 2001 and March of 2002, and are in compliance with these requirements as of December 31, 2003. We believe we will continue to meet these requirements throughout 2004, although we can give no assurances to that effect.

         The degree to which we are leveraged could have important consequences. Among other things, high leverage may: (i) impair our ability to obtain additional financing for working capital, capital expenditures, vessel and other acquisitions, and general corporate purposes; (ii) require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest; (iii) place us at a competitive disadvantage to less highly-leveraged competitors; and (iv) make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

         US Gen New England, Inc. ("USGenNE"). We charter our Coal Carrier to USGenNE, an indirect subsidiary of PG&E Corporation ("PG&E"). On July 8, 2003, USGenNE filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and subsequently requested from the court an extension of time to submit its bankruptcy plan until March 4, 2004, and an extension of time until May 3, 2004, to solicit acceptance of its plan. USGenNE is current in all of its obligations to us under the time charter except for approximately $850,000 of pre-petition invoices covering charter hire and related expenses. The $850,000 of pre-petition invoices owed to us is an unsecured claim in the bankruptcy proceeding. Under the federal bankruptcy laws, USGenNE has the right to accept or reject the time charter. If USGenNE accepts the time charter, it is then required to meet its payment and financial obligations under the time charter including the $850,000 pre-petition invoices. If USGenNE rejects the time charter, then we would have a priority administrative claim with respect to all amounts due us under the time charter that are related to the post-petition period, but we would have no priority with respect to the pre-petition invoices. At this time we cannot predict whether the time charter will be accepted or rejected. Therefore, we have not provided an allowance for the pre-petition invoices in our financial statements as of December 31, 2003. In the event the time charter is ultimately rejected, our management believes the vessel can be utilized in alternative employment without incurring a material impairment to the vessel's carrying value, although we can give no assurance at this time. Further, even though USGenNE was not obligated to use the vessel for the balance of charter year number 8 (12/02 - 12/03), it utilized the vessel through the end of the year. At this time we can give no assurance as to the extent of USGenNE's use of the vessel beyond 2003; however, USGenNE has continued to use the vessel in 2004 through the date of this report.

         Contractual Cross Defaults. Our debt obligations are represented by separate agreements with different lenders. A default under any agreement can result in the acceleration of principal and interest, and in some cases penalties, under that agreement. In some cases a default under one agreement may create an event of default under other agreements, resulting in the acceleration of principal, interest and penalties under such other agreements even though we are otherwise in compliance with all payment and other obligations under those agreements. Thus, an event of default under a single agreement, including one that is technical in nature or otherwise not material, may create an event of default under multiple lending agreements, which could result in the acceleration of significant indebtedness under multiple agreements that we may not be able to pay or refinance at that time.

         Regulation. Our business is materially affected by government regulation in the form of international conventions, national, state, and local laws and regulations, and laws and regulations of the flag nations of our vessels, including laws relating to the discharge of materials into the environment. Because such conventions, laws, and regulations are often revised, we are unable to predict the ultimate costs of compliance. In addition, we are required by various governmental and quasi-governmental agencies to obtain and maintain certain permits, licenses, and certificates with respect to our operations. In certain instances, the failure to obtain or maintain such permits, licenses or certificates could have a material adverse effect on our business. In the event of war or national emergency, our U.S. flag vessels are subject to requisition by the United States without any guarantee of compensation for lost profits, although the United States government has traditionally paid fair compensation in such circumstances.

         Subsidy Payments. The Maritime Security Act of 1996, which provides for a subsidy program for certain U.S. flag vessels, was signed into law in October of 1996. Under this program, each participating vessel is eligible to receive an annual subsidy payment of $2.1 million through the government's fiscal year 2005. In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all to be effective on October 1, 2005. Annual payments for each vessel in the new MSP program are $2.6 Million in years 2006 to 2008, $2.9 Million in years 2009 to 2011, and $3.1 Million in years 2012 to 2015. As of December 31, 2003, our Waterman U.S. flag LASH vessel and four PCTCs qualified for participation. Additionally, during 2002, we reached agreements to bareboat charter two vessels that allowed us to maintain two more MSP contracts throughout 2003. The two vessels are being operated under a time charter arrangement. Payments under this program are subject to annual appropriation by Congress and are not guaranteed. If Congress does not make sufficient appropriations in any fiscal year with respect to this program, we would be permitted to reflag our vessels under foreign registry.

         Dependence on Government Charters and Contracts. We have various charters or contracts with agencies of the United States government. Companies engaged in government contracting are subject to certain unique business risks. Among these risks are dependence on congressional appropriations and administrative allotment of funds, and changing policies and regulations. Because the government contracts are usually awarded for relatively short periods of time and are subject to renewal options in favor of the government, the stability and continuity of this type of business depends on the periodic exercise by the government of contract renewal options. Further, the government contracting laws provide that the United States government is to do business only with responsible contractors. In this regard, federal agencies have the authority under certain circumstances to suspend or debar a contractor from further government contracting for a certain period of time in order to protect the government's interest. We have never been suspended or debarred from government contracting, nor have we ever been the subject of any proceeding for such a purpose.

         CG Railway, Inc. Our railcar ferry service began operating in February of 2001. The introduction of this service in a competitive market, although successful, contributed to our loss in 2001. The service improved in 2002 and 2003, but still contributed a loss. We expect this service to continue to improve in 2004; however, we can give no assurances that this will occur.

         Commodity Price. We are exposed to commodity price risk related to purchases we must make during the course of business for our fuel consumption. We can give no assurance that we will be able to offset our higher fuel cost due to the competitive nature of the industry.

         Competition. The shipping industry is intensely competitive and can be influenced by economic and political events that are outside the control of shipping companies. There can be no assurance that we will be able to renew expiring charters on economically attractive terms, maintain attractive freight rates, or otherwise successfully compete against our competitors.

         Control by Principal Stockholders. Niels W. Johnsen, a director of the Company, Erik F. Johnsen, the Chairman of the Board and Chief Executive Officer of the Company (and the brother of Niels W. Johnsen) and their spouses, children and grandchildren (collectively, the "Johnsen Family"), beneficially owned an aggregate of 38.67% (which includes currently exercisable options to acquire 400,000 shares) of the common stock of the Company as of December 31, 2003. By virtue of such ownership, the Johnsen Family may continue to have the power to determine many of the policies of the Company and its subsidiaries, the election of the Company's directors and officers, and the outcome of various corporate actions requiring shareholder approval.

                                    EMPLOYEES

         As of December 31, 2003, we employed approximately 431 shipboard personnel and 166 shoreside personnel. We consider relations with our employees to be excellent.

         All of our shipboard personnel and certain shoreside personnel are covered by collective bargaining agreements. Central Gulf, Waterman, and other U.S. shipping companies are subject to collective bargaining agreements for shipboard personnel in which the shipping companies servicing U.S. Gulf and East Coast ports also must make contributions to pension plans for dockside workers. We have experienced no strikes or other significant labor problems during the last ten years.

ITEM 2. PROPERTIES

         Vessels and Barges. Of the 35 ocean-going vessels in our fleet at December 31, 2003, 11 are owned, nine are 30% owned, two are 50% owned, seven are leased under charter contracts, and six are operated under operating contracts. Of the 917 LASH barges we own, 864 are operated in conjunction with our LASH vessels. The remaining 53 LASH barges we own are not required for current vessel operations. All of our LASH barges are registered under the U.S. flag. Also included in our fleet are 22 Haul-Away car carrying trucks, in which we have a 50% interest.

         All of the vessels owned, operated, or leased by us are in good condition except for the 53 LASH barges not required for current vessel operations. Under governmental regulations, insurance policies, and certain of our financing agreements and charters, we are required to maintain our vessels in accordance with standards of seaworthiness, safety, and health prescribed by governmental regulations or promulgated by certain vessel classification societies. We have implemented the quality and safety management program mandated by the IMO and have obtained certification of all vessels currently required to have a Safety Management Certificate. In addition, we have undertaken an aggressive certification schedule with all vessels in the fleet requiring certification completed in advance of the IMO deadline. Vessels in the fleet are maintained in accordance with governmental regulations and the highest classification standards of the American Bureau of Shipping, Norwegian Veritas, or Lloyd's Register classification societies.

         Certain of the vessels and barges owned by our subsidiaries are mortgaged to various lenders to secure such subsidiaries' long-term debt (See Note C - Long-Term Debt of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-15).

         Other Properties. We lease our corporate headquarters in New Orleans, our administrative and sales office in New York, and office space in Nashville and Shanghai. Additionally, we lease a totally enclosed multi-modal cargo transfer terminal in Memphis, Tennessee, under a lease that expires in May of 2008. In 2003, the aggregate annual rental payments under these operating leases totaled approximately $1.7 Million.

         We own a facility in Jefferson Parish, Louisiana that is used primarily for the maintenance and repair of barges.

ITEM 3. LEGAL PROCEEDINGS

         We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss. We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure.

         In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the outcome of such claims cannot be predicted with certainty, we believe that our insurance coverage and reserves with respect to such claims are adequate and that such claims will not have a material adverse effect on our business or financial condition (See Note H - Commitments and Contingencies of the Notes to the Company's Consolidated Financial Statements contained in this Form 10-K on page F-20).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4a. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         Set forth below is information concerning the directors and executive officers of the Company. Directors are elected by the shareholders for one-year terms. Executive officers serve at the pleasure of the Board of Directors.

        Name                               Current Position
        ----                               ----------------
Erik F. Johnsen            Chairman and Chief Executive Officer
Niels M. Johnsen           President and Director
Erik L. Johnsen            Executive Vice President and Director
Gary L. Ferguson           Vice President and Chief Financial Officer
Niels W. Johnsen           Director
Harold S. Grehan, Jr.      Director
Raymond V. O'Brien, Jr.    Director
Edwin Lupberger            Director
Edward K. Trowbridge       Director
H. Merritt Lane, III       Director (Appointed by Board of Directors in March of 2004)

         Erik F. Johnsen, 78, is the Chairman and Chief Executive Officer of the Company. He served as the President, Chief Operating Officer, and Director of the Company since its commencement of operations in 1979 until April of 2003 when he assumed his current position. Until April of 1997, Mr. Johnsen also served as the President and Chief Operating Officer of each of the Company's principal subsidiaries, except Waterman, for which he served as Chairman of the Executive Committee. Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and served as its President from 1966 until April of 1997.

         Niels M. Johnsen, 58, is President of the Company. Mr. Johnsen has served as a Director of the Company since April of 1988. He joined Central Gulf on a full time basis in 1970 and held various positions with the Company before being named President in April of 2003. He has also served as chairman of each of the Company's principal subsidiaries, except Waterman, since April of 1997. He is also President of Waterman and N. W. Johnsen & Co., Inc., subsidiaries of the Company engaged in LASH liner service and ship and cargo charter brokerage, respectively. In 2002, he became a director of Atlantic Mutual Companies. He is the son of Niels W. Johnsen.

         Erik L. Johnsen, 46, is Executive Vice President of the Company. He joined Central Gulf in 1979 and held various positions with the Company before being named Executive Vice President in April of 1997. He has served as a Director of the Company since 1994. He has also served as the President of each of the Company's principal subsidiaries, except Waterman, since April of 1997, and as Executive Vice President of Waterman since September of 1989. He is responsible for all operations of the Company's vessel fleet and leads the Company's Ship Management Group. He is the son of Erik F. Johnsen.

         Gary L. Ferguson, 63, is Vice President and Chief Financial Officer of the Company. He joined Central Gulf in 1968 where he held various positions with the Company prior to being named Controller in 1977, and Vice President and Chief Financial Officer in 1989.

         Niels W. Johnsen, 81, is a Director of the Company. He served as the Chairman and Chief Executive Officer of the Company from its commencement of operations in 1979 until April of 2003 and served as Chairman and Chief Executive Officer of each of the Company's principal subsidiaries until April of 1997. He previously served as Chairman of Trans Union's ocean shipping group of companies from December of 1971 through May of 1979. He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971. He is also a former director of Reserve Fund, Inc., a money market fund and a former Trustee of Atlantic Mutual Companies, an insurance company. He is the brother of Erik F. Johnsen.

         Harold S. Grehan, Jr., 76, is a Director of the Company. He joined Central Gulf in 1958 and became Vice President in 1959, Senior Vice President in 1973 and Executive Vice President and Director in 1979. Mr. Grehan retired from the Company at the end of 1997, and continued to serve as a Director since that time.

         Raymond V. O'Brien, Jr., 76, has served as a Director of the Company since 1979 and in early 2003 was named Chairman of the Compensation Committee of the Board of Directors. He is a former director of Emigrant Savings Bank. He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January of 1978 through December of 1992.

         Edwin Lupberger, 67, has served as a Director of the Company since April of 1988 and in early 2003 was named Chairman of the Audit Committee of the Board of Directors. He is the President of Nesher Investments, LLC. Mr. Lupberger served as the Chairman of the Board and Chief Executive Officer of Entergy Corporation from 1985 to 1998.

         Edward K. Trowbridge, 75, has served as a Director of the Company since April of 1994 and in early 2003 was named Chairman of the Nominating and Governance Committee of the Board of Directors. He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from July of 1988 through November of 1993.

         H. Merritt Lane, III, 42, was appointed a Director of the Company by the Board of Directors in March of 2004. He has served as President and Chief Executive Officer of Canal Barge Company, Inc. since January of 1994 and as director of that company since 1988.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

                        COMMON STOCK PRICES AND DIVIDENDS
                   FOR EACH QUARTERLY PERIOD OF 2002 AND 2003

(Source: New York Stock Exchange)

                                                              Dividends
   2002                 High               Low                   Paid
-----------             ----              ----                ---------
1st Quarter             7.05              6.37                   N/A
2nd Quarter             6.80              5.70                   N/A
3rd Quarter             7.05              6.40                   N/A
4th Quarter             6.85              5.57                   N/A

                                                              Dividends
   2003                 High               Low                   Paid
-----------             ----              ----                ---------
1st Quarter             6.70              5.80                   N/A
2nd Quarter            10.91              6.75                   N/A
3rd Quarter            12.95              9.70                   N/A
4th Quarter            15.37              9.25                   N/A

Approximate Number of Common Stockholders of Record at February 24, 2004: 531

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

         This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.

(All Amounts in Thousands Except Share and Per Share Data)

                                                                             Year Ended December 31,
                                                         2003          2002         2001 (1)         2000        1999 (2)
                                                     -----------   -----------    -----------    -----------   -----------
INCOME STATEMENT DATA:
   Revenues                                          $   257,813   $   227,412    $   304,370    $   357,105   $   373,209
   Impairment Loss                                   $         -   $        66    $   (81,038)   $         -   $         -
   Gross Voyage Profit (Loss)                        $    33,840   $    30,502    $   (53,808)   $    49,475   $    66,681
   Operating Income (Loss)                           $    19,587   $    15,325    $   (73,885)   $    32,515   $    53,972
   Net Income (Loss)                                 $     5,491   $      (136)   $   (64,419)   $       836   $    14,623
   Basic and Diluted Earnings (Loss) Per Share:
     Net Income (Loss)                               $      0.90   $     (0.02)   $    (10.59)   $      0.14   $      2.28

BALANCE SHEET DATA:
   Working Capital                                   $    16,838   $     9,945    $    33,160    $    28,183   $    35,571
   Total Assets                                      $   382,451   $   406,752    $   461,722    $   695,176   $   735,003
   Long-Term Debt, Less Current Maturities
     (including Capital Lease Obligations)           $   164,144   $   192,297    $   240,276    $   359,864   $   400,442
   Stockholders' Investment                          $   121,367   $   115,227    $   114,905    $   181,532   $   182,484

OTHER DATA:
   Cash Flow From Operations                         $    40,826   $    21,345    $    28,907    $    49,469   $    47,580
   Cash Dividends Per Share of Common Stock (3)      $         -   $         -    $     0.125    $      0.25   $      0.25
   Basic and Diluted Weighted Average Shares of
     Common Stock Outstanding                          6,082,887     6,082,887      6,082,887      6,082,954     6,424,193

(1) Results for 2001 reflect an Impairment Loss of approximately $81.0 Million, in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets". This non-cash charge was made to write down certain assets to estimated market value as part of the reclassification of our U.S. flag LASH Service, our Cape-Size Bulk Carrier and certain Special Purpose barges to "Assets Held for Disposal" and impairment charges recorded on our foreign flag LASH Liner Service.

(2) Results for 1999 include the proceeds from a settlement with Seminole Electric Cooperative, Inc. resulting from its early termination of our coal transportation contract. The reported settlement of approximately $20.6 Million was net of related expenses of approximately $1.8 Million.

(3) For 2001, cash dividends represent payments applicable for only first and second quarters due to the Board of Directors' decision to suspend quarterly dividend payments on Common Shares of stock thereafter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements made by us or on our behalf in this report or elsewhere that are not based on historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties, and other factors that may cause our actual results to be materially different from the anticipated future results expressed or implied by such forward-looking statements.

         Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business or asset dispositions; (5) estimated losses of asbestos claims; (6) estimated obligations, and the timing thereof, to U.S. Customs relating to foreign repair work; (7) the adequacy and availability of capital resources on commercially acceptable terms; (8) our ability to remain in compliance with our debt covenants; (9) anticipated trends in government sponsored cargoes; (10) our ability to maintain our government subsidies; and (11) the anticipated improvement in the results of our Mexican service.

         Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, our ability to
(i) identify customers with marine transportation needs requiring specialized vessels or operating techniques; (ii) secure financing on satisfactory terms to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers; (iii) obtain new contracts or renew existing contracts which would employ certain of our vessels or other assets upon the expiration of contracts currently in place, on favorable economic terms; (iv) manage the amount and rate of growth of our general and administrative expenses and costs associated with operating certain of our vessels; (v) and manage our growth in terms of implementing internal controls and information systems and hiring or retaining key personnel, among other things.

         Other factors include (vi) changes in cargo, charterhire, fuel, and vessel utilization rates which could increase or decrease our gross voyage profit from our liner services; (vii) the rate at which competitors add or scrap vessels in the markets in which we operate; (viii) changes in interest rates which could increase or decrease the amount of interest we incur on borrowings with variable rates of interest, and the availability and cost of capital to us;
(ix) the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures; (x) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (xi) changes in laws and regulations such as those related to government assistance programs and tax rates; (xii) the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; (xiii) unplanned maintenance and out-of-service days on our vessels; (xiv) the ability of customers to fulfill obligations with us; (xv) the performance of unconsolidated subsidiaries; (xvi) the uncertain future of our Coal Carrier contract; (xvii) our ability to effectively handle our substantial leverage by servicing and meeting the covenant requirements in each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others; and (xviii) other economic, competitive, governmental, and technological factors which may affect our operations.

         We caution readers that we assume no obligation to update or publicly release any revisions to forward-looking statements made in this report or elsewhere by us or on our behalf.

                          CRITICAL ACCOUNTING POLICIES

         Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgments, uncertainties and/or estimates. Information regarding our other accounting policies is included in the Notes to Consolidated Financial Statements.

VOYAGE REVENUE AND EXPENSE RECOGNITION

         Revenues and expenses relating to voyages are recorded over the duration of the voyage (including all inland moves, for which revenues and expenses are fully recognized upon completion of the mother-vessel voyage). Provisions for loss voyages are recorded when contracts for the voyages are fixed and when losses become apparent for voyages in progress. Voyage revenue and expense recognition requires our management to make estimates and assumptions that affect the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEPRECIATION

         Provisions for depreciation are computed on the straight-line method based on estimated useful lives of our depreciable assets. Various methods are used to estimate the useful lives and salvage values of our depreciable assets and due to the capital intensive nature of our business and our large base of depreciable assets, changes in such estimates could have a material effect on our results of operations.

DRYDOCKING COSTS

         We defer certain costs related to the drydocking of our vessels. Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years).

INCOME TAXES

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial income in another. Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation. However, pursuant to existing U.S. Tax Laws, earnings from certain foreign operations are subject to U.S. income taxes. We had approximately $33 Million of unused foreign deficit carryforwards as of December 31, 2003. The evaluation of the recoverability of these deferred tax assets requires management to make estimates and assumptions with respect to our expected future taxable income. While we expect to be able to utilize these net operating loss carryforwards, actual future taxable income may differ from our estimates and as such we may be required to record additional valuation allowances against these assets.

SELF-RETENTION INSURANCE

         We maintain provisions for estimated losses under our self-retention insurance based on estimates of the eventual claims settlement costs. Our policy is to establish self-insurance provisions for each policy year based on independent actuarial estimates, and to maintain the provisions at those levels for the estimated run-off period, approximately two years from the inception of that period. We believe most claims will be reported, or estimates for existing claims will be revised, within this two-year period. Subsequent to this two-year period, self-insurance provisions are adjusted to reflect our current estimate of loss exposure for the policy year. However, if during this two-year period our estimate of loss exposure exceeds the actuarial estimate, then additional loss provisions are recorded to increase the self-insurance provisions to our estimate of the eventual claims' settlement cost. The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period. Actual results could differ materially from those estimates.

ASBESTOS INSURANCE

         We maintain provisions for our estimated losses for asbestos claims based on estimates of eventual claims settlement costs. Our policy is to establish provisions based on a range of estimated exposure. We estimate this potential range of exposure using input from legal counsel and internal estimates based on the individual deductible levels for each policy year. We are also indemnified for certain of these claims by the previous owner of one of our wholly-owned subsidiaries. The measurement of our exposure for asbestos liability requires management to make estimates and assumptions that affect the amount of the loss provisions recorded during the period. Actual results could differ from those estimates.

PENSION AND POSTRETIREMENT BENEFITS

         Our pension and postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary and information as to historical experience and performance. Differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense.

                              RESULTS OF OPERATIONS

         Our vessels are operated under a variety of charters and contracts. The nature of these arrangements is such that, without a material variation in gross voyage profits (total revenues less voyage expenses and vessel and barge depreciation), the revenues and expenses attributable to a vessel deployed under one type of charter or contract can differ substantially from those attributable to the same vessel if deployed under a different type of charter or contract. Accordingly, depending on the mix of charters or contracts in place during a particular accounting period, our revenues and expenses can fluctuate substantially from one period to another even though the number of vessels deployed, the number of voyages completed, the amount of cargo carried, and the gross voyage profit derived from the vessels remain relatively constant. As a result, fluctuations in voyage revenues and expenses are not necessarily indicative of trends in profitability, and our management believes that gross voyage profit is a more appropriate measure of operating performance than revenues. Accordingly, the discussion below addresses variations in gross voyage profits rather than variations in revenues.

EXECUTIVE SUMMARY

         The year 2003 was an eventful and difficult year. In March of 2003, the President of the United States ordered the military to unseat Saddam Hussein. "Iraqi Freedom" commenced that effort and was successful by May in defeating the Iraqi army. During and after these hostilities, we participated in delivery, through our vessels, of some of the military hardware needed by our forces.

         We continued to meet our goal of reducing debt as in the first and second quarters of 2003, we repurchased approximately $10.7 Million of our 7 3/4% Senior Notes scheduled to mature in 2007 realizing a before tax gain of approximately $1.4 Million. This brought our Notes repurchased to date to a total of $38.6 Million par value leaving outstanding $71.4 Million par value. Our total net repayment of borrowed debt in 2003 was approximately $34.7 Million.

         Early in the third quarter of 2003, USGenNE, the charterer of our U.S. flag Coal Carrier, filed a petition for bankruptcy. Even though USGenNE has continued to comply with the charters terms, its bankruptcy created an event of default under the financing arrangements related to the Coal Carrier and required us to obtain alternate financing to immediately retire the existing debt along with a pre-payment penalty and associated costs of $2.6 Million. USGenNE has until the second quarter of 2004 to decide whether to maintain or reject our charter as they emerge from bankruptcy. In addition to the $2.6 Million impacting earnings, a further impact of approximately $2 Million of unanticipated vessel repair costs and accelerated deferred charge write-offs also occurred in the third quarter.

         As we entered the fourth quarter of 2003, President Bush rescinded the punitive steel tariffs that he had put in place in March of 2002. The elimination of the steel tariffs and the continuing weak dollar in relationship to most foreign currencies found international trade once again having to respond to significant events in the marketplace. Finally, the marketplace for all types of dry cargoes carried by container vessels and/or dry bulk carriers of various sizes now is reacting to the economic growth in China and the reviving U.S. economy. We are pleased to report going into 2004, that these markets remain firm. As evident in the 2003 year, we will continue to have to be vigilant in approaching the immediate future with a positive but continued conservative approach.

         As a result of the preceding issues, some of our segments suffered, however, overall we met our 2003 objectives. For the twelve months ended December 31, 2003, we reported a net profit of $5.5 Million compared to a net loss of $136,000 for the year 2002. Operating income for the year ended December 31, 2003, was $19.6 Million compared to operating income of $15.3 Million for the year 2002.

         Our foreign flag LASH Liner Service had disappointing results. It was impacted by low volume both eastbound and westbound. Throughout 2003, the trade patterns were adversely affected by the U.S. steel tariffs and the weak dollar. The dollar remains weak, particularly against the Euro, but in spite of this, with the U.S. economy on the rebound, we are optimistic for this service going into 2004 as the termination of the steel tariffs has brought some improvement in volume late in the fourth quarter carrying over to 2004.

         While our U.S. flag LASH Liner Service had some early year unanticipated expenses, cargo volume has held and we have seen improved performance in the second half of the year.

         Our three U.S. flag RO/RO vessels chartered to the MSC had satisfactory results during the year. These three vessels will continue on charter until 2010. The charter for our Multi-Purpose vessel expired in the first quarter of 2003 and operated on a commercial voyage from the U.S. Gulf to the Middle East. The vessel was sold for a small gain during the fourth quarter of 2003.

         Our four U.S. flag and two foreign flag PCTCs operated with improved results during the year. Also, our contract with a major mining company in Indonesia produced satisfactory results carrying supplies in Papua. This contract has an additional three years to run.

         Although the charterer of our Coal Carrier filed the petition for bankruptcy, operationally we are pleased to report that the vessel was used by USGenNE without interruption for the entire year, producing operating profit about equal to that which would have been obtained from employment at current market rates on alternative business.

         Our Molten Sulphur Carrier operated satisfactorily during the year. It continues on long-term charter.

         Our Rail-Ferry Service between Mobile, Alabama and Coatzacoalcos, Mexico continues to improve. We are pleased at the continued broadening support from our clients in both directions. Our volume continues to increase.

         In the third and fourth quarters of 2003, we sold our 12.5% interest in four newly-built Capesize Bulk Carriers (each about 170,000 ton total dead-weight carrying capacity) for about breakeven. We simultaneously purchased a 50% interest in each of two of the vessels. The vessels will continue to operate in an international ship pool composed of twenty vessels owned by pool members and between 15 to 20 chartered vessels of similar size. The charter market for Capesize vessels firmed in the second half of 2003 and remains firm going into 2004.

         We own a 30% interest in an international company owning eight specialized Cement Carriers and one Ice-Strengthened Bulk Carrier. All of these vessels operated satisfactorily in 2003.

                          YEAR ENDED DECEMBER 31, 2003
                    COMPARED TO YEAR ENDED DECEMBER 31, 2002

GROSS VOYAGE PROFIT

         Gross voyage profit increased 10.9% from $30.5 Million in 2002 to $33.8 Million in 2003. The changes associated with each of our segments are discussed below.

         Liner Service: Gross voyage loss for this segment improved from a loss of $4.9 Million in 2002 to a loss of $4.2 Million in 2003. Our U.S. flag LASH Liner Service's gross voyage loss improved from a loss of $3.6 Million in 2002 to a profit of $131,000 in 2003 primarily due to expenses, included in 2002, associated with winding down the four-vessel service, while 2003 results reflect the current one-vessel operation. As a partial offset, our foreign flag LASH Liner Service's gross voyage profit decreased from $2.7 Million in 2002 to $1 Million in 2003 primarily due to lower cargo volume and higher than anticipated operating costs in 2003. Additionally, depreciation on this segment's assets and operating lease expense increased from $3.7 Million in 2002 to $5.4 Million in 2003 due to upgrade work performed in late 2002 on one of our LASH vessels.

         Time Charter Contracts: This segment's gross voyage profit decreased from $34.5 Million in 2002 to $33 Million in 2003. Unanticipated vessel repairs resulting from machinery deficiencies on one of our Multi-Purpose vessels in the third quarter contributed to the decrease in gross voyage profit. The cost of the repairs and resulting vessel downtime impacted this segment by approximately $1.1 Million. Additionally, vessel and barge depreciation increased resulting from a reduction in the estimated useful life of one of our Multi-Purpose vessel, which was sold during the fourth quarter of 2003. Partially offsetting this decrease was our Coal Carrier operating on time charter to USGenNE, which experienced higher results due to the vessel being utilized for all but two days during 2003 under its basic time charter contract as compared to 2002 when it was out of service thirty-three days for repairs and during which it operated 91 days in the spot market at lower rates as compared to its basic charter.

         Contracts of Affreightment: Gross voyage profit decreased from $6 Million in 2002 to $5.5 Million in 2003 primarily due to higher operating costs in 2003 and from a payment received in 2002 for loss of hire from an insurance claim relating to pre-existing damages identified during a scheduled drydocking.

         Rail-Ferry Service: Gross voyage loss for this segment improved from a loss of $3.7 Million in 2002 to a loss of $2.9 Million in 2003. The improvement was a result of higher cargo volume during 2003.

         Other: This segment's gross voyage profit improved from a loss of $1.3 Million in 2002 to a profit of $2.4 Million in 2003. Contributing to the improved results was the closing of our Singapore office, which operated at a loss during 2002, and the improved results of our insurance subsidiary, which operates solely to cover self-retained insurance risks. The results of 2003 benefited from a full year's operation of our 50% owned car transportation truck company as well as the results of two chartered vessels that we are operating under Maritime Security Program contracts, which only operated for half of 2002.

OTHER INCOME AND EXPENSES

         Gain on Sale of Vessels and Other Assets of $1.4 Million in 2003 primarily related to the sale of our Multi-Purpose vessel, which completed its commitment under charter with the MSC and was no longer needed for operations, and the sale of Special Purpose Barges no longer needed for current operations. The net gain of $557,000 in 2002 primarily related to the sale of certain contract rights that were no longer beneficial to us and the sale of certain assets no longer needed for operations.

         Interest expense decreased 29.3% from $17.7 Million in 2002 to $12.5 Million in 2003. Decreases due to lower outstanding debt balances and lower interest rates accounted for $1.7 Million of the total difference. Approximately $3.5 Million of the decrease resulted from the early repayment of our 9% Senior Notes and repurchases of our 7 3/4% Senior Notes, which was partially offset by the cost of new financings used to repurchase some of the Notes.

         Investment income increased from $656,000 in 2002 to $2.2 Million in 2003 primarily as a result of higher dividend income received in 2003 from our investment in certain bulk carrier companies accounted for under the cost method, and interest earned on a receivable which resulted from the fourth quarter 2002 sale and leaseback of one of our foreign flag LASH vessels. This was partially offset by lower invested balances and lower interest rates earned on invested funds in the current period.

         Other Income of $1.5 Million in 2002 was a result of interest collected in 2002 on foreign tax refunds.

         Loss on early extinguishment of debt of $1.3 Million in 2003 resulted from a "make-whole" prepayment penalty and write-off of deferred financing charges associated with the necessary prepayment of our Coal Carrier loan to cure a technical default (See USGenNE Bankruptcy Filing in Liquidity and Capital Resources). This was partially offset by a discount on the retirement of approximately $10.7 Million of our 7 3/4% Senior Notes due in 2007 (See Note A - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-9).

INCOME TAXES

         We had a tax provision for federal income taxes of $2.8 Million in 2003 and a tax benefit of $170,000 in 2002. The statutory rate was 35% for both years.

EQUITY IN NET INCOME OF UNCONSOLIDATED ENTITIES

         Equity in net income of unconsolidated entities, net of taxes, of $422,000 for 2003 and $555,000 for 2002, was primarily related to our investment in companies owning and operating cement-carrying vessels. The decrease in the equity in net income of 2003 was primarily due to a write off of an uncollectable charterhire receivable by one of these companies.

                          YEAR ENDED DECEMBER 31, 2002
                    COMPARED TO YEAR ENDED DECEMBER 31, 2001

GROSS VOYAGE PROFIT

          Gross voyage profit improved from a loss of $53.8 Million in 2001 to a profit of $30.5 Million in 2002. The changes associated with each of our segments are discussed below.

         Liner Service: Gross voyage loss for this segment improved from a loss of $90.3 Million in 2001 to a loss of $4.9 Million in 2002. In 2001, an impairment loss of $78.7 Million was recognized as a result of our plan to separate certain of our vessels from our operations and dispose of these assets. Also contributing to the improved results of this segment was an improvement of $4.8 Million from the elimination of the four-vessel U.S. flag LASH Liner service. Expenses associated with winding down the service were offset by the reduction of loss provisions for insurance and other accruals during the year which are discussed in more detail in the paragraphs below. Additionally, the commencement of the renewed U.S. flag LASH service in November of 2002 contributed gross voyage profit of approximately $800,000. Offsetting this improvement was lower gross voyage profit from our foreign flag LASH Liner service of $5.9 Million resulting from lower rates for eastbound cargo and higher than normal towage expenses for LASH barges as a result of high water on the Mississippi River and higher interstate towage expenses. Additionally, in 2002, this service experienced a drop in cargo volume as a result of lower westbound cargo volumes due to sanctions imposed by the President on steel imports.

         We reduced our insurance provisions during 2002 resulting from a review of our current estimate of our loss exposure for the policy year that reached the end of its two-year period as well as from a reduction in the estimated total remaining loss exposure related to the U.S. flag LASH Liner service. We determined that the provisions for this policy year, which were based on actuarial estimates, exceeded our loss exposure estimate, mainly as related to personal injury claims. We routinely review our self-retention loss provisions and makes adjustments as we believe they are warranted. During 2002, we reduced the estimated provision by approximately $3 Million, of which $2.3 Million was related to the LINER SERVICES segment.

         We maintain accruals for amounts due to U.S. Customs related to repair work performed on U.S. flag ships at foreign shipyards. U.S. Customs advised us during the second quarter of 2002 that several claims related to the U.S. flag LASH Liner service would be settled and would require payment within a year. As a result, the portion of accruals associated with our settlement estimate was reclassified from long-term to current liabilities as of December 31, 2002. Additionally in 2002, as a result of recent settlements, we revised our estimates of amounts due to U.S. Customs, which resulted in an increase in gross voyage profit of the LINER SERVICES segment of approximately $1.5 Million.

         As a result of the discontinuation of the U.S. flag LASH Liner service, we recognized expenses associated with the winding down of the service of $4 Million during 2002.

         Time Charter Contracts: This segment's gross voyage profit decreased from $37.2 Million in 2001 to $34.5 Million in 2002. In 2001, an impairment loss of $2.4 Million was recognized on one of our LASH vessels that was sold while held for disposal. The decrease in gross voyage profit resulted from the sale and leaseback of two of our PCTCs during the second half of 2001, renegotiated lease terms on another PCTC that resulted in different accounting treatment, and offhire time for repair work on our Coal Carrier. The contracts under which the three PCTCs operate were not affected by the aforementioned lease transactions. However, because the leases now qualify for treatment as operating leases, the lease payments of $14.1 Million were included in voyage expenses during 2002. The resulting increase in voyage expenses approximates the depreciation and interest charges recorded on these vessels during 2001, which were eliminated by the lease transactions. Also contributing to the decrease was the sale of our Cape-Size Bulk Carrier in 2001.

         The decrease was partially offset by an increase of approximately $2.2 Million in revenue earned by our PCTCs due to carrying more supplemental cargoes during 2002 and by $862,000 related to the reduction of loss provisions for insurance and other accruals during the year discussed previously.

         One of our Multi-Purpose vessels, which is included in this segment, operated under charter to the MSC re-supplying scientific projects in the Arctic and Antarctic. Gross voyage profit associated with this contract was comparable to the prior year. The contract with the MSC was extended in December of 2002 through the first quarter of 2003. The vessel was sold during the fourth quarter of 2003.

         Contracts of Affreightment: Gross voyage profit decreased slightly from $6.3 Million in 2001 to $6 Million in 2002. The transportation contract under which our Molten Sulphur Carrier operates was assigned by Freeport-McMoRan Sulphur LLC to Gulf Sulphur Services Ltd., LLP during the second quarter of 2002. The terms of the contract were not affected by the assignment.

         Rail-Ferry Service: This segment's gross voyage loss of approximately $3.7 Million in 2002 improved from a loss of $7.5 Million in 2001. The improvement resulted primarily from an increase in rail cars shipped in 2002 compared with 2001.

         Other: This segment's gross voyage profit decreased from a profit of $449,000 in 2001 to a loss of $1.3 Million in 2002 as a result of the discontinuation of the previous four-vessel U.S. flag LASH Liner Service, which decreased the results of certain of our specialized subsidiaries in 2002.

OTHER INCOME AND EXPENSES

         Administrative and general expenses decreased 33.3% from $23.6 Million in 2001 to $15.7 Million in 2002 primarily due to savings resulting from staff reductions, slightly offset by related severance payments. Additionally, we retained an unrelated third party during 2001 to provide ship management services that were previously provided by a wholly-owned subsidiary of the Company. The costs for these services of approximately $1.4 Million were included in voyage expenses in 2002 while the expenses of the subsidiary were included in administrative and general expenses in 2001.

         Gain on Sale of Vessels and Other Assets of $557,000 in 2002 primarily related to the sale of certain contract rights that were no longer beneficial to us and the sale of other assets no longer needed for operations. The net gain of $3.5 Million in 2001 was related to gains on the sale of one of our PCTCs, which was replaced by a newer PCTC, and the sale of additional contract rights no longer required by us, partially offset by a loss on the sale of two of our LASH vessels, which completed their commitment under charter with the MSC and were no longer needed for operations

         Interest expense decreased 33.8% from $26.7 Million in 2001 to $17.7 Million in 2002. The early repayment of the debt associated with the two PCTCs sold and leased back during 2001 under operating leases, and the reclassification of another PCTC lease from a capital lease to an operating lease due to a change in lease terms accounted for approximately $4.9 Million of the decrease. Regularly scheduled payments on outstanding debt and lower interest rates contributed $2.2 Million to the decrease. Additionally, interest expense decreased because our line of credit had a lower balance drawn throughout 2002 as compared to 2001, and we repurchased $39.1 Million of our 9% Senior Notes and $1.1 Million of our 7 3/4% Senior Notes during 2002. These decreases were partially offset by interest incurred during 2002 on the financing of a new PCTC purchased in the second half of 2001, additional financing on our Molten Sulphur Carrier in July of 2002, and new financing on two of our LASH vessels in November of 2002.

         Other Income of $1.5 Million in 2002 resulted from interest earned by us on overpayments of foreign taxes made in prior years that were previously refunded.

INCOME TAXES

         Our tax benefit for federal income taxes was $170,000 in 2002 and $34.6 Million in 2001. The statutory rate was 35% for both years.

EQUITY IN NET INCOME OF UNCONSOLIDATED ENTITIES

         Equity in net income of unconsolidated entities, net of taxes, of $555,000 for 2002 and $463,000 for 2001, was primarily related to our investment in companies owning and operating cement-carrying vessels.

                         LIQUIDITY AND CAPITAL RESOURCES

         The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

         Our working capital increased from $9.9 Million at December 31, 2002, to $16.8 Million at December 31, 2003. Of the $50.6 Million in current liabilities at December 31, 2003, $14.9 Million related to the current maturities of long-term debt. Cash and cash equivalents increased during 2003 by $4.5 Million to a total of $8.9 Million. This increase was due to cash provided by operating activities of $40.8 Million, partially offset by cash used for investing activities of $438,000 and by financing activities of $35.9 Million.

         Operating activities generated a positive cash flow after adjusting the net income of $5.5 Million for non-cash provisions such as depreciation and amortization. Cash used for investing activities of $438,000 was primarily to cover payments for vessel upgrade and purchases of non-vessel related assets. Partially offsetting these additions is the sale of our Multi-Purpose vessel, which had reached the end of its economic life and Special Purpose barges, which had been held for disposal. Additionally, in 2003, we sold our 12.5% investment in four Cape-size Bulk Carriers and simultaneously reinvested in two of these vessels at a 50% level.

         Cash used for financing activities of $35.9 Million included $9.1 Million used to repurchase $10.7 Million of our 7 3/4% Senior Notes at a discount, $18.6 Million used for regularly scheduled payments of debt, $16.7 Million used for prepayment of the Coal Carrier loan (see USGenNE Bankruptcy Filing section below), $6.0 Million for an additional payment on our Sulphur Carrier loan, $83.6 Million used for prepayments of outstanding debt obligations on three of our vessels that were consolidated into one loan, and $39 Million used to repay draws on our line of credit. These uses were partially offset by proceeds of $38 Million from draws on our line of credit, the financing of $10 Million used for the prepayment of the aforementioned Coal Carrier loan, and $91 Million in secured financing used for the prepayment and consolidation of the aforementioned debt on three of our vessels.

         At December 31, 2003, $14.3 Million was available on our $15 Million revolving credit facility, which expires in April of 2006.

         Debt and Lease Obligations - We have several vessels under operating leases, including three PCTCs, one LASH vessel, one Ice Strengthened Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel. We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases. Our obligations associated with these leases are disclosed in the table below.

         The following is a summary of the scheduled maturities by period of our outstanding debt and lease obligations as of December 31, 2003:

      DEBT AND LEASE OBLIGATIONS (000'S)            2004        2005        2006        2007         2008      THEREAFTER
      ----------------------------------            ----        ----        ----        ----         ----      ----------
Long-term debt (including current maturities)     $ 14,866    $ 12,366    $ 12,253    $ 80,411     $  7,468    $  51,793
Operating leases                                    24,477      19,060      19,073      18,948       16,893       91,558
                                                  --------    --------    --------    --------     --------    ---------
     Total by period                              $ 39,343    $ 31,426    $ 31,326    $ 99,359     $ 24,361    $ 143,351
                                                  ========    ========    ========    ========     ========    =========

         Debt Covenant Compliance Status - We have met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth, and interest coverage ratio, among others, after these were amended for the full year 2002. We also met, as of December 31, 2003, the more restrictive financial covenants that became effective in 2003, and believe we will continue to meet them throughout 2004, although we can give no assurance to that effect.

         If our cash flow and capital resources are not sufficient to fund our debt service obligations or if we are unable to meet covenant requirements, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.

         Mexican Service Results - We expect the results of the Mexican Service to continue to improve and contribute to our cash flows. If market conditions adversely impact those projections, we believe we could find alternative placement for the two vessels supporting the service.

         USGenNE Bankruptcy Filing - As previously discussed, we charter our Coal Carrier to USGenNE, an indirect subsidiary of PG&E. On July 8, 2003, USGenNE filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and subsequently requested an extension of time to submit its bankruptcy plan until March 4, 2004, and an extension until May 3, 2004, to solicit acceptance to its plan. Upon the acquisition of our vessel, we had issued $50 Million in notes, which had an outstanding balance of approximately $17 Million at the time of the bankruptcy filing. Although the notes were non-recourse to the Company, the indenture under which they were issued provided that USGenNE's bankruptcy filing was an event of default on the notes as well as a cross-default on certain of our other credit facilities. We secured alternative financing, which was used to pay the notes in full in addition to a "make-whole" prepayment penalty. The payment of the notes cured the cross-defaults under the other credit facilities. Therefore, we are no longer in default under any of our credit facilities.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In April of 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are no longer treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board ("APB") Opinion No. 30. We adopted SFAS No. 145 effective January 1, 2003, and reclassified gains and losses on early extinguishment of debt reported in prior period income statements, as those amounts no longer qualify for extraordinary treatment under SFAS No. 145. We reported losses related to the early extinguishment of debt of $1.3 Million for the year ended December 31, 2003 and gains of $65,000 and $23,000 for the years ended December 31, 2002 and 2001, respectively.

         In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003, which had no material effect on our financial position or results of operations.

         In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We continue to apply APB No. 25, "Accounting for Stock Issued to Employees," in accounting for our stock-based compensation. Therefore, the alternative methods of transition referred to above do not apply. We have adopted the disclosure requirements of SFAS No. 148. If compensation expense had been determined using the fair value method in SFAS No. 123, our net income (loss) and earnings (loss) per share for the years ended December 31, 2003, 2002, and 2001 would have agreed to the actual amounts reported due to all outstanding stock options being fully vested and no options being granted during these periods.

         In January of 2003, the FASB issued Financial Accounting Series Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity, which the company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. On December 24, 2003, the FASB issued a revision to FIN 46, which among other things deferred the effective date for certain variable interests. Application is required for interests in special-purpose entities in the period ending after December 15, 2003 and application is required for all other types of variable interest entities in the period ending after March 31, 2004. We do not believe that we have a significant interest in a variable interest entity; however, we are still evaluating the effect of adoption of FIN 46.

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

         In September of 2003, the Securities and Exchange Commission approved a Statement of Position ("SOP") on "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." The SOP is expected to be presented for FASB clearance early in 2004 and may be issued as a final standard shortly thereafter. This proposed SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment ("PP&E") and incorporates the following principles; (1) PP&E consists of one or more components, which should be recorded at cost, (2) a PP&E component should be depreciated over its expected useful life, and (3) the costs of a replacement PP&E component and the component replaced should not concurrently be recorded as assets. Costs related to PP&E that are incurred during the in-service stage should be charged to expense as incurred unless the costs are incurred for the acquisition or construction of additional components or the replacement of existing components. Our current policy on drydocking costs is to defer these costs and amortize them over the period between drydockings. As of December 31, 2003, unamortized drydocking costs were $9.8 Million. If this SOP is approved as a final standard in its current form, we would have to recognize a cumulative effect adjustment to expense all unamortized drydocking costs and we would expense all future drydocking costs as incurred. The effective date of the proposed SOP would be no sooner than fiscal years beginning after December 15, 2004.

         In December of 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised statement retains the disclosure requirements of the original statement and requires additional annual disclosures including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows. In addition to expanded annual disclosures, the revised statement requires the components of net periodic benefit cost to be disclosed in interim periods. This statement is effective for financial statements with fiscal years ended after December 15, 2003, and the interim period disclosures are effective for interim periods beginning after December 15, 2003. The additional annual disclosures required by the revised statement are included in this report.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk. We utilize derivative financial instruments including interest rate swap agreements, forward exchange contracts and commodity swap agreements to manage certain of these exposures. We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation. We neither hold nor issue financial instruments for trading purposes.

         INTEREST RATE RISK. The fair value of our cash and short-term investment portfolio at December 31, 2003, approximated carrying value due to its short-term duration. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

         The fair value of long-term debt, including current maturities, was estimated to be $182.1 Million compared to a carrying value of $179 Million. The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to our long-term debt at December 31, 2003, would be approximately $1.8 Million or 1% of the carrying value.

         In September of 1999, we entered into an interest rate swap agreement with a commercial bank in order to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. The fixed rate payor is the Company, and the floating rate payor is the commercial bank. While the arrangement is structured to reduce our exposure to increases in interest rates, it also limits the benefit we might otherwise receive from any decreases in interest rates.

         The fair value of the agreement at December 31, 2003, estimated based on the amount that the banks would receive or pay to terminate the swap agreement at the reporting date, taking into account current market conditions and interest rates, is a liability of $1 Million. A hypothetical 10% decrease in interest rates as of December 31, 2003 would have resulted in a $13,000 increase in the fair value of the liability.

         FOREIGN EXCHANGE RATE RISK. We have entered into foreign exchange contracts to hedge certain firm purchase and sale commitments with varying maturities throughout 2004. The exchange rates at which these hedges were entered into did not materially differ from the exchange rates in effect at December 31, 2003. The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates applicable to these contracts at December 31, 2003, is a liability of approximately $295,000.

         COMMODITY PRICE RISK. During 2003, we hedged a portion of our 2003 fuel requirements for our LINER SERVICES and RAIL-FERRY SERVICE segments. These commodity swap agreements contributed a net positive adjustment to voyage expense of $2.2 Million in 2003. As of December 31, 2003, we have no commodity swap agreements to manage our exposure to price risk related to the purchase of the estimated 2004 fuel requirements for our LINER SERVICES or RAIL-FERRY SERVICE segment. If we had such an arrangement, it would be structured to reduce our exposure to increases in fuel prices, however, it would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by Item 8 begins on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9a. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We have adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. Interested persons may obtain a copy of our Code of Business Conduct and Ethics without charge by writing to International Shipholding Corporation, Attention:
Gary L. Ferguson, Vice President, 1700 Poydras Center, 650 Poydras Street, New Orleans, LA 70130.

         The information relating to Directors and Executive Officers called for by Item 10 is incorporated herein by reference to Item 4a, Executive Officers and Directors of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by Item 11 is included on pages 8, 9, 10, and 11 of our definitive proxy statement dated March 9, 2004, filed pursuant to
Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is included on pages 2, 3, 4, and 5 of our definitive proxy statement dated March 9, 2004, filed pursuant to
Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is included on pages 2, 3, 4, 5, 11, and 12 of our definitive proxy statement dated March 9, 2004 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information called for by Item 14 is included on pages 7 and 8 of our definitive proxy statement dated March 9, 2004 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.  Financial Statements

         The following financial statements and related notes are included on pages F-1 through F-31 of this Form 10-K.

         Report of Independent Auditors

         Report of Independent Public Accountants

         Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001

         Consolidated Balance Sheets at December 31, 2003 and 2002

         Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 2003, 2002, and 2001

         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

         Notes to Consolidated Financial Statements

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

         (21)     Subsidiaries of International Shipholding Corporation

         (31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (32.1)   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (32.2)   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) We filed a current report on Form 8-K on January 30, 2004 to furnish the public announcement of fourth quarter and year ended December 31, 2003 earnings.

(c) The Index of Exhibits and required Exhibits are included following the signatures beginning at page 30 of this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)

                                   /s/  Gary L. Ferguson
March 5, 2004       By       ---------------------------
                                   Gary L. Ferguson
                                   Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      INTERNATIONAL SHIPHOLDING CORPORATION

                                  (REGISTRANT)

                                   /s/  Erik F. Johnsen
March 5, 2004       By       ---------------------------
                                   Erik F. Johnsen
                                   Chairman of the Board, Director and
                                   Chief Executive Officer

                                   /s/  Niels M. Johnsen
March 5, 2004       By       ---------------------------
                                   Niels M. Johnsen
                                   President and Director

                                   /s/  Erik L. Johnsen
March 5, 2004       By       ---------------------------
                                   Erik L. Johnsen
                                   Executive Vice President and Director

                                   /s/  Niels W. Johnsen
March 5, 2004       By       ---------------------------
                                   Niels W. Johnsen
                                   Director

                                   /s/  Harold S. Grehan, Jr.
March 5, 2004       By       ----------------------------------
                                   Harold S. Grehan, Jr.
                                   Director

                                   /s/  Raymond V. O'Brien, Jr.
March 5, 2004       By       ----------------------------------
                                   Raymond V. O'Brien, Jr.
                                   Director

                                     /s/  Edwin Lupberger
March 5, 2004       By       -----------------------------
                                     Edwin Lupberger
                                     Director

                                     /s/  Edward K. Trowbridge
March 5, 2004       By       ---------------------------------
                                     Edward K. Trowbridge
                                     Director

                                     /s/  Gary L. Ferguson
March 5, 2004       By       -----------------------------
                                     Gary L. Ferguson
                                     Vice President and Chief Financial Officer

                                     /s/  Manny G. Estrada
March 5, 2004       By       -----------------------------
                                     Manny G. Estrada
                                     Vice President and Controller

                                  EXHIBIT INDEX

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

(21)     Subsidiaries of International Shipholding Corporation

(31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          INDEX OF FINANCIAL STATEMENTS

Report of Independent Auditors..................................................   F-2

Report of Independent Public Accountants........................................   F-3

Consolidated Statements of Income for the years ended
   December 31, 2003, 2002, and 2001............................................   F-4

Consolidated Balance Sheets at December 31, 2003 and 2002.......................   F-5

Consolidated Statements of Changes in Stockholders' Investment
   for the years ended December 31, 2003, 2002 and 2001.........................   F-7

Consolidated Statements of Cash Flows for the years ended
   December 31, 2003, 2002, and 2001............................................   F-8

Notes to Consolidated Financial Statements......................................   F-9

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the accompanying consolidated balance sheets of International Shipholding Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' investment and cash flows for the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of International Shipholding Corporation as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated January 11, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Shipholding Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of International Shipholding Corporation as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note K, the Company changed the composition of reportable segments in 2002 and the 2001 financial statements have been revised to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to revise the disclosures of reportable segments reflected in the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                                                         /s/  Ernst & Young LLP

New Orleans, Louisiana
January 29, 2004

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with International Shipholding Corporation's filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 31, 2003.

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

                                                             Arthur Andersen LLP

New Orleans, Louisiana
January 11, 2002

                      INTERNATIONAL SHIPHOLDING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (All Amounts in Thousands Except Share Data)

                                                                     Year Ended December 31,
                                                               2003         2002          2001
                                                            ----------    ----------    ----------
Revenues                                                    $  257,813    $  227,412    $  304,370

Operating Expenses:
     Voyage Expenses                                           203,839       177,836       246,180
     Vessel and Barge Depreciation                              20,134        19,140        30,960
     Impairment Loss                                                 -           (66)       81,038
                                                            ----------    ----------    ----------

Gross Voyage Profit (Loss)                                     33,840         30,502       (53,808)
                                                            ----------    ----------    ----------

Administrative and General Expenses                             15,646        15,734        23,578
Gain on Sale of Vessels and Other Assets                        (1,393)         (557)       (3,501)
                                                            ----------    ----------    ----------

Operating Income (Loss)                                         19,587        15,325       (73,885)
                                                            ----------    ----------    ----------
Interest and Other:
      Interest Expense                                          12,514        17,706        26,737
      Impairment Loss on Investment                                  -           598             -
      Investment Income                                         (2,162)         (656)       (1,157)
      Other Income                                                   -        (1,498)            -
      Loss (Gain) on Early Extinguishment of Debt                1,310           (65)          (23)
                                                            ----------    -----------   ----------
                                                                11,662        16,085        25,557
                                                            ----------    ----------    ----------

Income (Loss) Before Provision (Benefit) for Income Taxes
   and Equity in Net Income of Unconsolidated Entities           7,925          (760)      (99,442)
                                                            ----------    ----------    ----------
Provision (Benefit) for Income Taxes:
      Current                                                      183             -            47
      Deferred                                                   2,634          (170)      (34,690)
      State                                                         39           101            83
                                                            ----------    ----------    ----------
                                                                 2,856           (69)      (34,560)
                                                            ----------    ----------    ----------
Equity in Net Income of Unconsolidated
  Entities (Net of Applicable Taxes)                               422           555           463
                                                            ----------    ----------    ----------

Net Income (Loss)                                           $    5,491    $     (136)   $  (64,419)
                                                            ==========    ==========    ==========
Basic and Diluted Earnings Per Share:
      Net Income (Loss)                                     $     0.90    $    (0.02)   $   (10.59)
                                                            ==========    =-========    ==========
Basic and Diluted Weighted Average Shares of
  Common Stock Outstanding                                   6,082,887     6,082,887     6,082,887
                                                            ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           (All Amounts in Thousands)

                                                               DECEMBER 31,   December 31,
                                                                   2003           2002
                                                               ------------   ------------
ASSETS
Current Assets:
      Cash and Cash Equivalents                                $      8,881   $      4,419
      Restricted Cash                                                 7,406          8,096
      Marketable Securities                                           2,650          2,211
      Accounts Receivable, Net of Allowance for Doubtful
         Accounts of $327 and $332 in 2003 and 2002,
         Respectively:
              Traffic                                                23,070         16,341
              Agents'                                                 4,119          4,343
              Claims and Other                                        9,438          9,408
      Federal Income Taxes Receivable                                     -          5,755
      Deferred Income Tax                                               144            576
      Net Investment in Direct Financing Lease                        2,128          1,944
      Other Current Assets                                            6,295          6,212
      Material and Supplies Inventory, at Lower of Cost or
       Market                                                         3,177          3,492
      Current Assets Held for Disposal                                   89          2,762
                                                               ------------   ------------
Total Current Assets                                                 67,397         65,559
                                                               ------------   ------------

Marketable Equity Securities                                              -            200
                                                               ------------   ------------

Investment in Unconsolidated Entities                                 8,413          8,251
                                                               ------------   ------------

Net Investment in Direct Financing Lease                             49,136         51,264
                                                               ------------   ------------

Vessels, Property, and Other Equipment, at Cost:
      Vessels and Barges                                            324,413        336,755
      Other Equipment                                                 5,233          5,507
      Terminal Facilities                                               345            336
      Furniture and Equipment                                         4,304          9,042
                                                               ------------   ------------
                                                                    334,295        351,640
Less - Accumulated Depreciation                                    (111,154)      (110,535)
                                                               ------------   ------------
                                                                    223,141        241,105
                                                               ------------   ------------
Other Assets:
      Deferred Charges, Net of Accumulated Amortization
       of $14,614 and $13,572 in 2003 and 2002,
       Respectively                                                  12,319         14,628
      Acquired Contract Costs, Net of Accumulated
       Amortization of $21,430 and $19,976 in 2003
       and 2002, Respectively                                         9,095         10,550
      Due from Related Parties                                        2,535          2,609
      Other                                                          10,415         12,586
                                                               ------------   ------------
                                                                     34,364         40,373
                                                               ------------   ------------

                                                               $    382,451   $    406,752
                                                               ============   ============

        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                  (All Amounts in Thousands Except Share Data)

                                                             DECEMBER 31,    December 31,
                                                                2003            2002

                                                             ------------    ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Current Maturities of Long-Term Debt                    $     14,866    $     21,362
     Accounts Payable and Accrued Liabilities                      35,510          34,252
     Federal Income Tax Payable                                       183               -
                                                             ------------    ------------
Total Current Liabilities                                          50,559          55,614
                                                             ------------    ------------

Billings in Excess of Income Earned and Expenses Incurred           5,271           1,207
                                                             ------------    ------------

Long-Term Debt, Less Current Maturities                           164,144         192,297
                                                             ------------    ------------
Other Long-Term Liabilities:
     Deferred Income Taxes                                         19,565          14,358
     Claims and Other                                              21,545          28,049
                                                             ------------    ------------
                                                                   41,110          42,407
                                                             ------------    ------------
Commitments and Contingent Liabilities

Stockholders' Investment:
     Common Stock, $1.00 Par Value, 10,000,000 Shares
         Authorized, 6,756,330 Shares Issued at
         December 31, 2003 and 2002                                 6,756           6,756
     Additional Paid-In Capital                                    54,450          54,450
     Retained Earnings                                             69,930          64,439
     Less - 673,443 Shares of Common Stock in Treasury,
          at Cost, at December 31, 2003 and 2002                   (8,704)         (8,704)
     Accumulated Other Comprehensive Loss                          (1,065)         (1,714)
                                                             ------------    ------------
                                                                  121,367         115,227
                                                             ------------    ------------

                                                             $    382,451    $    406,752
                                                             ============    ============

        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                           (All Amounts in Thousands)

                                                                                           Accumulated
                                                      Additional                             Other
                                           Common      Paid-In     Retained   Treasury    Comprehensive
                                           Stock       Capital     Earnings     Stock     Income(Loss)       Total
                                         ----------   ----------   --------   ---------   -------------    ---------
Balance at December 31,2000              $    6,756   $   54,450   $129,755   $  (8,704)  $        (725)   $ 181,532

Comprehensive Loss:

  Net Loss for Year Ended December 31,
  2001                                            -            -    (64,419)          -               -      (64,419)

  Other Comprehensive Income (Loss):
  Unrealized Holding Loss on
   Marketable Securities, Net of
   Deferred Taxes of ($76)                        -            -          -           -            (144)        (144)

  Cumulative Effect of Adoption of
   SFAS No. 133, Net of Deferred
   Taxes of $135, on January 1, 2001                                                                250          250

  Net Change in Fair Value of
   Derivatives, Net of Deferred
   Taxes of ($836)                                -            -          -           -          (1,553)      (1,553)
                                                                                                           ---------

Total Comprehensive Loss                                                                                     (65,866)

Cash Dividend                                     -            -       (761)          -               -         (761)
                                         ----------   ----------   --------   ---------   -------------    ---------
Balance at December 31, 2001             $    6,756   $   54,450   $ 64,575   $  (8,704)  $      (2,172)   $ 114,905
                                         ----------   ----------   --------   ---------   -------------    ---------

Comprehensive Income:

  Net Loss for Year Ended December 31,
   2002                                           -            -       (136)          -               -         (136)

  Other Comprehensive Income (Loss):
   Unrealized Holding Loss on
    Marketable Securities, Net of
    Deferred Taxes of ($194)                      -            -          -           -            (362)        (362)

  Recognition of Unrealized Holding
   Loss on Marketable Securities,
   Net of Deferred Taxes of $248                  -            -          -           -             461          461

  Net Change in Fair Value of
   Derivatives, Net of Deferred Taxes
   of $193                                        -            -          -           -             359          359
                                                                                                           ---------

Total Comprehensive Income                                                                                       322
                                         ----------   ----------   --------   ---------   -------------    ---------
Balance at December 31,2002              $    6,756   $   54,450   $ 64,439   $  (8,704)  $      (1,714)   $ 115,227
                                         ----------   ----------   --------   ---------   -------------    ---------
COMPREHENSIVE INCOME:

  NET INCOME FOR YEAR ENDED DECEMBER
   31, 2003                                       -            -      5,491           -               -        5,491

  OTHER COMPREHENSIVE INCOME (LOSS):
   UNREALIZED HOLDING GAIN ON
   MARKETABLE SECURITIES, NET OF
   DEFERRED TAXES OF $207                         -            -          -           -             387          387

  NET CHANGE IN FAIR VALUE OF
   DERIVATIVES, NET OF DEFERRED
   TAXES OF $141                                  -            -          -           -             262          262
                                                                                                           ---------

TOTAL COMPREHENSIVE INCOME                                                                                     6,140
                                         ----------   ----------   --------   ---------   -------------    ---------

BALANCE AT DECEMBER 31, 2003             $    6,756   $   54,450   $ 69,930   $  (8,704)  $      (1,065)   $ 121,367
                                         ==========   ==========   ========   =========   =============    =========

        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All Amounts in Thousands)

                                                                   Year Ended December 31,
                                                                2003         2002          2001
                                                             -----------   ---------    -----------
Cash Flows from Operating Activities:
  Net Income (Loss)                                          $     5,491   $    (136)    $  (64,419)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operating Activities:
    Depreciation                                                  20,855      20,123         32,580
    Amortization of Deferred Charges and Other Assets              7,525       7,994         11,311
    Provision (Benefit) for Deferred Income Taxes                  2,634        (170)       (34,690)
    Equity in Net Income of Unconsolidated Entities                 (422)       (555)          (463)
    Gain on Sale of Other Assets                                  (1,393)       (557)        (3,501)
    Impairment Loss                                                    -         (66)        81,038
    Impairment Loss on Investment                                      -         598              -
    Loss (Gain) on Early Extinguishment of Debt                    1,310         (65)           (23)
   Changes in:
    Accounts Receivable                                           (7,390)     14,540         20,763
    Inventories and Other Current Assets                             231        (397)         3,790
    Other Assets                                                   2,668       3,035            846
    Accounts Payable and Accrued Liabilities                       3,536     (15,054)       (13,851)
    Federal Income Taxes Payable                                   8,379        (564)           982
    Billings in Excess of Income Earned and Expenses
    Incurred                                                       3,270        (558)        (4,109)
    Other Long-Term Liabilities                                   (5,868)     (6,823)        (1,347)
                                                             -----------   ---------     ----------
 Net Cash Provided by Operating Activities                        40,826      21,345         28,907
                                                             -----------   ---------     ----------
 Cash Flows from Investing Activities:

   Net Investment in Direct Financing Leases                       1,944       1,775          2,540
   Additions to Vessels and Other Property                        (5,360)     (8,558)       (40,171)
   Additions to Deferred Charges                                  (2,210)     (2,906)        (7,589)
   Proceeds from Sale of Vessels and Other Assets                  3,299      18,110        126,011
   Purchase of and Proceeds from Short Term Investments              126         327          2,824
   Proceeds from Sale of Marketable Equity Securities                200           -              -
   Investment in Unconsolidated Entities                          (3,362)     (2,151)        (3,627)
   Partial Sale of Investment in Unconsolidated Entities           4,223         110              -
   Net Decrease (Increase) in Restricted Cash Account                690        (567)        (5,815)
   Other Investing Activities                                         12         410             46
                                                             -----------   ---------     ----------
Net Cash (Used) Provided by Investing Activities                    (438)      6,550         74,219
                                                             -----------   ---------     ----------
Cash Flows from Financing Activities:
   Proceeds from Issuance of Debt                                139,000      41,500         56,300
   Repayment of Debt and Capital Lease Obligations              (173,675)    (89,976)      (148,513)
   Additions to Deferred Financing Charges                        (1,054)       (264)          (195)
   Common Stock Dividends Paid                                         -           -           (761)
   Other Financing Activities                                       (197)        114              -
                                                             -----------   ---------     ----------
Net Cash Used by Financing Activities                            (35,926)    (48,626)       (93,169)
                                                             -----------   ---------     ----------

Net Increase (Decrease) in Cash and Cash Equivalents               4,462     (20,731)         9,957
Cash and Cash Equivalents at Beginning  of Year                    4,419      25,150         15,193
                                                             -----------   ---------     ----------

Cash and Cash Equivalents at End of Year                     $     8,881   $   4,419     $   25,150
                                                             ===========   =========     ==========

        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of International Shipholding Corporation (a Delaware corporation) and its majority-owned subsidiaries. In this report, the terms "we," "us," "our," and "the Company" refer to International Shipholding Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

NATURE OF OPERATIONS

         Through our subsidiaries, we operate a diversified fleet of U.S. and international flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium- to long-term charters or contracts. At December 31, 2003, our fleet consisted of 35 ocean-going vessels, 917 LASH (Lighter Aboard SHip) barges, 22 Haul-Away car carrying trucks, and related shoreside handling facilities. Our strategy is to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire, or construct vessels to meet the requirements of those charters or contracts, and (iii) secure financing for the vessels predicated primarily on those charter or contract arrangements.

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

SUBSIDY AGREEMENTS

         The Maritime Security Act ("MSA"), which provides for a subsidy program, the Maritime Security Program ("MSP"), for certain U.S. flag vessels, was signed into law in October of 1996. As of December 31, 2003, our U.S. flag LASH vessel, four of our Pure Car/Truck Carriers ("PCTCs"), and two vessels operating under a bareboat charter were qualified and received contracts for MSA participation. Under this program, each participating vessel is eligible to receive an annual payment of $2,100,000, which is subject to annual appropriations and not guaranteed. In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all to be effective on October 1, 2005. Annual payments for each vessel in the new MSP program are $2,600,000 in years 2006 to 2008, $2,900,000 in years 2009 to 2011, and $3,100,000 in years 2012 to 2015. We recognize subsidy revenue on a monthly basis over the duration of the qualifying contracts.

CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

         We consider highly liquid debt instruments with a maturity of three months or less to be cash equivalents. We have categorized all marketable securities as available-for-sale. The carrying amount approximates fair value for each of these instruments.

INVENTORIES

         Inventories are stated at the lower of cost or market. The base-stock method is used for our vessels, and the first-in, first-out ("FIFO") method is used for fuel.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We provide an allowance for doubtful accounts for accounts receivable balances estimated to be non-collectible. These provisions are maintained based on identified specific accounts, past experiences, and current trends, and require management's estimates with respect to the amounts that are non-collectible.

PROPERTY

         For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method. Estimated useful lives of Vessels and Barges, Other Equipment, Terminal Facilities, and Furniture and Equipment are as follows:

                                     Years
                                     -----
2 LASH Vessels                        30
3 Pure Car/Truck Carriers             20
1 Coal Carrier                        15
5 Other Vessels *                     25
Other Equipment                     3-12
Terminal Facilities                 5-10
Furniture and Equipment             3-10

* Includes two Special Purpose vessels, a Dockship, a Molten Sulphur Carrier, and a Container vessel.

         At December 31, 2003, our fleet of 35 vessels also included (i) three Roll-On/Roll-Off ("RO/RO") vessels, which we operate, (ii) an Ice Strengthened Breakbulk/Multi-Purpose, a Tanker and a Container vessel, which we charter in for one of our services, (iii) three PCTCs which we charter in for our Time Charter contracts, (iv) two Container vessels under a bareboat agreement, (v) one LASH vessel which we charter in for our Transatlantic service, (vi) one Molten Sulphur Tanker, which we charter in for our Contract of Affreightment,
(vii) two Cape-Size Bulk Carriers in which we own a 50% interest, and (viii) eight Cement Carriers and one Ice Strengthened Bulk Carrier in which we own a 30% interest. Through our 50% ownership in a car transportation truck company, we own 22 Haul-Away car carrying trucks.

         Costs of all major property additions and betterments are capitalized. Ordinary maintenance and repair costs are expensed as incurred. Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired. No interest was capitalized in 2003, 2002 or 2001.

         At December 31, 2003, our fleet also included 917 LASH barges. We group our LASH barges, excluding those held for disposal, into pools with estimated useful lives corresponding to the remaining useful lives of the vessels with which they are utilized. Major barge refurbishments are capitalized and included in the aforementioned group of barge pools. From time to time, we dispose of barges in the ordinary course of business. In these cases, proceeds from the disposition are credited to the remaining net book value of the respective pool and future depreciation charges are adjusted accordingly.

         We monitor all of our fixed assets for impairment and perform an impairment analysis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," when triggering events or circumstances indicate a fixed asset may be impaired.

DRYDOCKING COSTS

         We defer certain costs related to the drydocking of our vessels. Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years) (See Note J).

DEFERRED FINANCING CHARGES AND ACQUIRED CONTRACT COSTS

         We amortize our deferred financing charges and acquired contract costs on a straight-line basis over the terms of the related financing and contracts. (See Note J).

SELF-RETENTION INSURANCE

         We maintain provisions for our estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs. Our policy is to establish self-insurance provisions for each policy year based on independent actuarial estimates, and to maintain the provisions at those levels for the estimated run-off period, approximately two years from the inception of that period. We believe most claims will be reported, or estimates for existing claims will be revised, within this two-year period. Subsequent to this two-year period, self-insurance provisions are adjusted to reflect our current estimate of our loss exposure for the policy year. However, if during this two-year period our estimate of our loss exposure exceeds the actuarial estimate, then additional loss provisions are recorded to increase the self-insurance provisions to our estimate of the eventual claims' settlement cost. The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of the loss provisions recorded during the reporting period. Actual results could differ from those estimates (See Note D).

ASBESTOS INSURANCE

         We maintain provisions for our estimated losses for asbestos claims based on estimates of eventual claims settlement costs. Our policy is to establish provisions based on a range of estimated exposure. We estimate this potential range of exposure using input from legal counsel and internal estimates based on the individual deductible levels for each policy year. We are also indemnified for certain of these claims by the previous owner of one of our wholly-owned subsidiaries. The measurement of our exposure for asbestos liability requires management to make estimates and assumptions that affect the amount of the loss provisions recorded during the period. Actual results could differ from those estimates.

INCOME TAXES

         Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial income in another.
         Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation. However, pursuant to existing U.S. Tax Laws, earnings from certain foreign operations are subject to U.S. income taxes (See Note F).

FOREIGN CURRENCY TRANSACTIONS

         Certain of our revenues and expenses are converted into or denominated in foreign currencies, primarily Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso and Indian Rupee. All exchange adjustments are charged or credited to income in the year incurred. Exchange losses of $96,000, $227,000, and $54,000 were recognized for the years ended December 31, 2003, 2002, and 2001, respectively.

DIVIDEND POLICY

         The Board of Directors declared and paid dividends of 6.25 cents per share for the first and second quarter in 2001. In June of 2001, the Board of Directors elected to suspend future quarterly dividend payments indefinitely as those payments would have exceeded the restricted payments amount as defined in our debt covenants (See Note C).

NET INCOME PER COMMON SHARE

         Earnings per common share are based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 6,082,887 for the years ended December 31, 2003, 2002 and 2001. Basic and diluted weighted average common shares outstanding were the same for each of these years. The effect of 475,000 stock options granted during 1999 was anti-dilutive for all periods (See Note E).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk. If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings. If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through Stockholders' Investment in Other Comprehensive Income. We recognize the fair market value of the hedge through earnings at the time of maturity, sale or termination of the hedge.

         We adopted SFAS No. 133, as amended, on January 1, 2001, which resulted in a cumulative effect of accounting change to earnings of $16,000 and an increase in Other Comprehensive Income of $385,000. We employ interest rate swap agreements, foreign currency contracts, and commodity swap contracts (See Note
N).

STOCK-BASED COMPENSATION

         We account for stock-based compensation using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for employee stock options issued under the Stock Incentive Plan if the exercise price of the options equals the market price of our stock on the date of grant (See Note E).

PENSION AND POSTRETIREMENT BENEFITS

         Our pension and postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary and information as to historical experience and performance. Differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense.

NEW ACCOUNTING PRONOUNCEMENTS

         In April of 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement, among other matters, revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt are no longer treated as extraordinary items unless they meet the criteria for extraordinary treatment in APB Opinion No. 30. We adopted SFAS No. 145 effective January 1, 2003, and reclassified gains and losses on early extinguishment of debt reported in prior period income statements, as those amounts no longer qualify for extraordinary treatment under SFAS No. 145. We reported losses related to the early extinguishment of debt of $1,310,000 for the year ended December 31, 2003 and gains of $65,000 and $23,000 for the years ended December 31, 2002 and 2001, respectively.

         In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit and disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003, which had no material effect on our financial position or results of operations.

         In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We continue to apply APB No. 25, "Accounting for Stock Issued to Employees," in accounting for our stock-based compensation. Therefore, the alternative methods of transition referred to above do not apply. We have adopted the disclosure requirements of SFAS No. 148. If compensation expense had been determined using the fair value method in SFAS No. 123, our net income (loss) and earnings (loss) per share for the years ended December 31, 2003, 2002, and 2001 would have agreed to the actual amounts reported due to all outstanding stock options being fully vested and no options being granted during these periods.

         In January of 2003, the FASB issued Financial Accounting Series Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity, which the company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 were effective immediately for those variable interest entities created after January 31, 2003. On December 24, 2003, the FASB issued a revision to FIN 46, which among other things deferred the effective date for certain variable interests. Application is required for interests in special-purpose entities in the period ending after December 15, 2003 and application is required for all other types of variable interest entities in the period ending after March 31, 2004. We do not believe that we have a significant interest in a variable interest entity; however, we are still evaluating the effect of adoption of FIN 46.

         In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires an issuer to classify the following instruments as liabilities:
(a) a financial instrument issued in the form of shares that is mandatorily redeemable that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified date or upon an event that is certain to occur, (b) a financial instrument other than an outstanding share that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires the issuer to settle the obligation by transferring assets, and (c) a financial instrument that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except with respect to certain instruments for which the effective date has been deferred. Because we do not have any such instruments outstanding, the adoption of SFAS No. 150 did not materially impact our financial position or results of operations.

         In September of 2003, the Securities and Exchange Commission approved a Statement of Position ("SOP") on "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." The SOP is expected to be presented for FASB clearance early in 2004 and may be issued as a final standard shortly thereafter. This proposed SOP provides guidance on accounting for certain costs and activities relating to property, plant, and equipment ("PP&E") and incorporates the following principles; (1) PP&E consists of one or more components, which should be recorded at cost, (2) a PP&E component should be depreciated over its expected useful life, and (3) the costs of a replacement PP&E component and the component replaced should not concurrently be recorded as assets. Costs related to PP&E that are incurred during the in-service stage should be charged to expense as incurred unless the costs are incurred for the acquisition or construction of additional components or the replacement of existing components. Our current policy on drydocking costs is to defer these costs and amortize them over the period between drydockings. As of December 31, 2003, unamortized drydocking costs were $9.8 Million. If this SOP is approved as a final standard in its current form, we would have to recognize a cumulative effect adjustment to expense all unamortized drydocking costs and we would expense all future drydocking costs as incurred. The effective date of the proposed SOP would be no sooner than fiscal years beginning after December 15, 2004.

         In December of 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised statement retains the disclosure requirements of the original statement and requires additional annual disclosures including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows. In addition to expanded annual disclosures, the revised statement requires the components of net periodic benefit cost to be disclosed in interim periods. This statement is effective for financial statements with fiscal years ended after December 15, 2003, and the interim period disclosures are effective for interim periods beginning after December 15, 2003. The additional annual disclosures required by the revised statement are included in this report.

NOTE B - PROPERTY

         In June of 2001, we adopted a plan to separate the LASH service (the LINER SERVICES segment), our Cape-Size Bulk Carrier (the TIME CHARTER CONTRACTS segment), and certain Special Purpose barges (the OTHER segment) from the balance of our operations and dispose of these assets. The past several years had reflected a downward trend in the LINER SERVICES segment as a result of higher operating cost, disruptions in service due to unplanned maintenance, and changes in market conditions. In December of 2001, we reclassified our foreign flag LASH service assets, which are comprised of two LASH vessels, one Dockship, and a certain number of LASH barges, as assets held for use as a result of extended cargo commitments from a major shipper.


         During the second quarter of 2002, we announced that we were reviewing the possibility of reactivating a U.S. flag service between the U.S. Gulf and East Coast ports and ports in the Red Sea and Middle East due to several changes in circumstances that have occurred since our decision in the second quarter of 2001 to suspend the previous service. We believe that an adequate cargo volume to the service area for shipment on U.S. flag vessels will be maintained. As a result, we have recommissioned one of our foreign flag LASH vessels, which had been idle and scheduled for disposal, together with a certain number of LASH barges. After its upgrade, the foreign flag vessel entered our foreign flag LASH Liner Service in November of 2002, replacing one of the vessels operating in that service. The replaced vessel transferred to U.S. flag for use in the renewed U.S. flag LASH Liner Service, which commenced operation in November of 2002.

         During 2001, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" issued by the FASB, we recognized an impairment loss of $81,038,000 comprised of $60,553,000 on the U.S. flag LASH service, one Cape-Size Bulk Carrier, and 28 Special Purpose barges; $18,130,000 on our foreign flag LASH service; and $2,355,000 on one of our LASH vessels that was sold while held for disposal. This vessel completed its commitment under charter with the U.S. Military Sealift Command ("MSC"), reached the end of its economic life, and was sold for scrap. The impairment loss on the assets was measured as the amount by which the carrying value of the assets exceeded the fair value. The fair value of the foreign flag LASH service assets was estimated by determining the present value of its expected future cash flows using a discount rate believed to be commensurate with our borrowing rate. The fair value of the U.S. flag LASH service assets was estimated by determining the scrap value per lightweight ton.

         During 2001, we sold our Cape-Size Bulk Carrier and 77 LASH barges. During 2002, we sold four U.S. flag LASH vessels, our FLASH unit, 803 LASH barges, and 14 Special Purposes barges and recognized a net gain of $66,000 on the sale of these assets. We are still in the process of disposing of 18 LASH barges, which are not needed for current operations. These assets are included in our balance sheet as Current Assets Held for Disposal.

         We owned a coal transfer terminal facility, which we operated for use with a coal transportation contract that terminated in December of 1998. Upon termination of the contract, we sought various business options that would utilize the coal transfer terminal facility. In September of 2002, we decided to place the terminal facility and land up for sale and accordingly reclassified these assets to Current Assets Held for Disposal. Based on an appraisal of the terminal facility and land, we determined that the fair value of these assets exceeded the net book value. Therefore, no impairment loss was recognized upon reclassification of these assets. We sold the land and facility in 2003 resulting in a gain of $40,000.

         During 2003, we recognized a net gain on the sale of assets of $1,393,000 primarily as a result of a gain of $756,000 on the sale of the remaining Special Purpose barges that were included in Current Assets Held for Disposal, a gain of $482,000 from the sale of our Ice Strengthened Multi-Purpose vessel, which completed its commitment under charter with the MSC and was no longer needed for operations, a gain of $115,000 relating to the sale of certain of our investments in unconsolidated entities, and the gain of $40,000 for the sale of terminal land and facility described above.

         During 2002, we recognized a net gain on sale of assets of $557,000 primarily as a result of a gain of $500,000 on the sale of certain contract rights that were no longer beneficial to us and a gain of $57,000 on the sale of certain assets no longer needed for operations.

         During 2001, we recognized a net gain of $3,501,000 on sale of assets primarily as a result of a gain of $4,485,000 on the sale of one of our PCTCs, which was replaced by a newer and larger PCTC, a gain of $464,000 on the sale of tugboats, and a gain of $930,000 on the sale of certain assets no longer needed for operations, offset by a loss of $2,378,000 on two of our LASH vessels, which completed their commitment under charter with the MSC and were no longer needed for operations.

NOTE C - LONG-TERM DEBT

                           (All Amounts in Thousands)

                                      Interest Rate                        Total Principal Due
                              DECEMBER 31,   December 31,   MATURITY   DECEMBER 31,   December 31,
Description                      2003            2002         DATE        2003           2002
---------------------------   ------------   ------------   --------   ------------   ------------
Unsecured Senior Notes -
     Fixed Rate                       7.75%          7.75%    2007     $     71,296   $     81,914
Fixed Rate Notes Payable               N/A           6.70%    2008                -         19,526
Variable Rate Notes Payable:

                                      2.66%           N/A     2013           89,133              -
                                      3.92%          4.13%    2006            2,500         11,000
                              2.9375- 3.00%        3.3125%    2007            7,500          9,500
                                       N/A         3.4375%    2009                -         35,485
                                       N/A           2.40%    2010                -         17,733
                                       N/A          2.915%    2011                -         24,750

U.S. Government Guaranteed
     Ship Financing Notes
     and Bonds - Fixed Rate           8.30%          8.30%    2009            8,581         11,479
Promissory Note                        N/A            N/A     2003                -          1,272
Line of Credit                         N/A           2.98%    2004                -          1,000
                                                                       ------------   ------------
                                                                       $    179,010   $    213,659
                                 Less Current Maturities                    (14,866)       (21,362)
                                                                       ------------   ------------
                                                                       $    164,144   $    192,297
                                                                       ============   ============

         During 2003, we retired $10,685,000 of the 7 -3/4% Notes at a discount. Additionally in 2003, we secured financing of $91,000,000, which was used to retire certain of our outstanding debt, including a loan on our Coal Carrier on which we incurred a make-whole premium upon retirement. During 2002, we retired the remaining $39,085,000 of 9% Senior Notes due 2003 at a slight discount and retired $1,052,000 of the 7 -3/4% Senior Notes at a discount. Upon retirement of this indebtedness, we recorded a net Loss on Early Extinguishment of Debt for the year ended December 31, 2003, of approximately $1,310,000 and a Gain on Early Extinguishment of Debt for the year ended December 31, 2002, of approximately $65,000.

         The aggregate principal payments required as of December 31, 2003, for each of the next five years are $14,866,000 in 2004, $12,366,000 in 2005,
$12,253,000 in 2006, $80,411,000 in 2007, primarily due to the maturity of our 7 -3/4% Senior Notes due 2007, and $7,468,000 in 2008. We have six vessels with a net book value totaling $169,435,000, mortgaged under certain of our debt agreements. Additional collateral includes a security interest in certain operating contracts and receivables. Our remaining indebtedness is unsecured. Most of these agreements, among other things, impose defined minimum working capital and net worth requirements, impose leverage requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined. We have consistently met the minimum working capital and net worth requirements, and have not exceeded the leverage requirement during the period covered by the agreements, once amended effective June of 2001 and March of 2002. We have met, as of December 31, 2003, the more restrictive financial covenants that became effective in 2003, and believe we will continue to meet these requirements throughout 2004, although we can give no assurance to that effect.

         The most restrictive of our credit agreements prohibit the declaration or payment of dividends unless (1) the total of (a) all dividends paid, distributions on, or other payments made with respect to our capital stock during the period beginning January 1, 1999, and ending on the date of dividend declaration or other payment and (b) all investments other than our Qualified Investments (as defined) and certain designated subsidiaries do not exceed the sum of $10,000,000 plus 50% (or, in case of a loss, minus 100%) of our consolidated net income during the period described above plus the net cash proceeds received from our issuance of common stock during the above period, and
(2) no default or event of default has occurred.

         Certain of our loan agreements also restrict the ability of our subsidiaries to make dividend payments, loans, or advances, the most restrictive of which contain covenants that prohibit payments of dividends, loans, or advances to us from Sulphur Carriers, Inc., our wholly-owned subsidiary, unless certain financial ratios are maintained. As long as these ratios are maintained, there is no restriction on loans or advances to us from that subsidiary, but dividends are restricted to 40% of undistributed earnings. Certain other loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender. We have consistently remained in compliance with these loan agreements.

        The amounts of potentially restricted net assets were as follows:


                                    (All Amounts in Thousands)
                                   DECEMBER 31,   December 31,
                                      2003           2002
                                   ------------   ------------
Sulphur Carriers, Inc.             $     26,553   $     21,588
Enterprise Ship Company                       -         45,385
                                   ------------   ------------
    Total Restricted Net Assets    $     26,553   $     66,973
                                   ============   ============

         At December 31, 2003 and 2002, we had available a line of credit totaling $15,000,000 and $10,000,000, respectively, used to meet short-term requirements when fluctuations occur in working capital. As of December 31, 2003, we had no balance outstanding on this line of credit. As of December 31, 2002, the balance outstanding on this line of credit was $1,000,000.



         Under certain of the above described loan agreements, deposits were made into bank retention accounts to meet the requirements of the applicable agreements. These escrowed amounts totaled $513,000 at December 31, 2002 and are included in Restricted Cash. No such amounts were deposited at December 31, 2003. Additionally, under certain operating lease agreements of one of our subsidiaries, deposits were made into bank reserve accounts to meet the requirements of the lease agreements. The owners of the vessels have the ability to draw on these amounts to cover operating lease payments if such payments become overdue. The escrow amounts totaled $6,590,000 and $6,640,000 at December 31, 2003 and 2002, respectively, and are included in Restricted Cash. We are also required to record deposits representing performance bonds required on certain of our commodity swap agreements. The amounts were $816,000 and $590,000 at December 31, 2003 and 2002, respectively. In January of 2004, these deposits were returned to us, as there were no commodity swap agreements in place at December 31, 2003. The additional amounts in Restricted Cash on our Consolidated Balance Sheet at December 31, 2002, were comprised of deposits required to meet minimum working capital commitments of our 12.5% interests in the bulk carrier companies. These interests were sold in 2003, and therefore there are no related amounts in Restricted Cash on our Consolidated Balance Sheet at December 31, 2003.

NOTE D - SELF-RETENTION INSURANCE

         Due to the effect of the events of September 11, 2001 on the reinsurance market, along with the discontinuation of the four-vessel U.S. flag LASH Liner Service, we revised our self-retention insurance program effective with the policy year beginning June 27, 2002. Under the revised insurance program, we are self-insured for Hull and Machinery claims between $150,000 and $1,000,000 and Loss of Hire claims in excess of 14 days up to an aggregate stop loss amount of $2,000,000. If the aggregate claim amounts exceed $2,000,000, the Hull and Machinery deductible reverts to $150,000 for each claim and the Loss of Hire claim level remains at 14 days. We have obtained third party coverage for individual Hull and Machinery claims exceeding $1,000,000 and Loss of Hire claims exceeding 14 days. Protection and Indemnity claims are not included in the revised self-retention insurance program, and we have obtained third party insurance coverage for these claims with a deductible level of $25,000 per incident for all vessels. The independent actuarial estimates of our self-insurance exposure are approximately $672,000 and $652,000 below the aggregate $2,000,000 stop loss amount for each of the policy years beginning June 27, 2003 and 2002, respectively.

         For prior policy years, we are self-insured for most Personal Injury and Cargo claims under $1,000,000, for Hull claims under $2,500,000, and for claims for Loss of Hire under 60 days. We maintained insurance for individual claims over the above levels and maintained Stop Loss insurance to cover aggregate claims between those levels and the primary deductible levels. Primary deductibles per incident were $25,000 for Hull, Personal Injury, and Cargo, $1,000 for LASH barges, and 10 days for Loss of Hire. We are responsible for all claims under the primary deductibles. Under the Stop Loss insurance, claim costs between the primary deductible and $1,000,000 and $2,500,000, as applicable, are our responsibility until the aggregate Stop Loss amount is met. The aggregate annual Stop Loss, excluding primary deductibles, was $6,000,000 for the policy year ending June 26, 2002. After we have retained the aggregate amounts, all additional claims up to an additional aggregate amount of $6,000,000 are recoverable from underwriters.

         The current portions of the liabilities for self-insurance exposure were $3,668,000 and $6,657,000 at December 31, 2003 and 2002, respectively, and the noncurrent portions of these liabilities were $675,000 and $433,000 at December 31, 2003 and 2002, respectively.

NOTE E - EMPLOYEE BENEFIT PLANS

PENSION AND POSTRETIREMENT BENEFITS

         Our defined benefit retirement plan covers all full-time employees of domestic subsidiaries who are not otherwise covered under union-sponsored plans. The benefits are based on years of service and the employee's highest sixty consecutive months of compensation. Our funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation. Plan assets consist primarily of investments in equity and fixed income mutual funds and money market holdings. The target asset allocation range is 40% in fixed income investments and 60% in equity investments. The asset allocation on December 31, 2003 was 36% in fixed income investments and 64% in equity investments. The asset allocation on December 31, 2002 was 44% in fixed income investments and 56% in equity investments. The plan's prohibited investments include selling short, commodities and futures, letter stock, unregistered securities, options, margin transactions, derivatives, leveraged securities, and International Shipholding Corporation securities. The plan's diversification strategy includes limiting equity securities in any single industry to 25% of the equity portfolio market value, limiting the equity holdings in any single corporation to 10% of the market value of the equity portfolio, and diversifying the fixed income portfolio so that no one issuer comprises more than 10% of the aggregate fixed income portfolio, except for issues of the U.S. Treasury or other Federal Agencies. The plan's assumed future returns are based primarily on the asset allocation and on the historic returns for the plan's asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes. As of December 31, 2003, the plan has assets of $17,828,000 and a projected pension obligation of $20,266,000.

         Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents. The following table sets forth the plans' changes in the benefit obligations and fair value of assets and a statement of the funded status:

                                                                 Pension Plan                 Postretirement Benefits
                                                         -----------------------------     -----------------------------
                                                         DECEMBER 31,     December 31,     DECEMBER 31,     December 31,
        (All Amounts in Thousands)                          2003             2002             2003             2002
                                                         ------------     ------------     ------------     ------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation
   at beginning of year                                    $ 18,372         $ 18,226         $  9,024         $  9,043
Service cost                                                    469              511               67               60
Interest cost                                                 1,194            1,160              595              593
Actuarial (gain) loss                                         1,119             (591)              98               34
Benefits paid                                                  (888)            (934)            (634)            (706)
Assumption change loss                                            -                -              537                -
Curtailments & special termination benefits                       -                -                -                -
Expenses paid                                                     -                -                -                -
                                                           --------         --------         --------         --------
Projected benefit obligation at end of year                  20,266           18,372            9,687            9,024
                                                           --------         --------         --------         --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year               15,535           16,669                -                -
Actual return (loss) on plan assets                           3,181           (1,295)               -                -
Employer contribution                                             -            1,095              634              706
Benefits paid                                                  (888)            (934)            (634)            (706)
Expenses paid                                                     -                -                -                -
                                                           --------         --------         --------         --------
Fair value of plan assets at end of year                     17,828           15,535                -                -
                                                           --------         --------         --------         --------

Funded status                                                (2,438)          (2,837)          (9,687)          (9,024)
Unrecognized net actuarial loss                               3,090            4,139            2,198            1,629
Unrecognized prior service cost                                   7               15                -                -
                                                           --------         --------         --------         --------
Prepaid (accrued) benefit cost                             $    659         $  1,317         $ (7,489)        $ (7,395)
                                                           ========         ========         ========         ========

KEY ASSUMPTIONS
Discount rate                                                  6.25%            6.75%            6.25%            6.75%
Expected return on plan assets                                 8.00%            8.00%             N/A              N/A
Rate of compensation increase                                  5.50%            5.50%             N/A              N/A

         The accumulated benefit obligation for the pension plan was $17,313,000 and $15,104,000 at December 31, 2003 and 2002, respectively.

         The following table provides the components of net periodic benefit cost for the plans:

                                                                  Pension Plan                 Postretirement Benefits
                                                         -------------------------------    -------------------------------
                                                         For the year ended December 31,    For the year ended December 31,
                                                           2003                   2002        2003                   2002
                                                         --------               --------    --------               --------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                             $    469               $    511    $     67               $     60
Interest cost                                               1,194                  1,160         595                    593
Expected return on plan assets                             (1,201)                (1,313)          -                      -
Amortization of prior service cost                              8                      8           -                      -
Amortization of net actuarial loss                            188                      -          67                     13
Curtailments & special termination benefits                     -                      -           -                      -
                                                         --------               --------    --------               --------
Net periodic benefit cost                                $    658               $    366    $    729               $    666
                                                         ========               ========    ========               ========

KEY ASSUMPTIONS
Discount rate                                                6.75%                  7.25%       6.75%                  7.25%
Expected return on plan assets                               8.00%                  8.00%        N/A                    N/A
Rate of compensation increase                                5.50%                  8.50%        N/A                    N/A

         For measurement purposes, the health and dental care cost trend rate was assumed to be 8.5% for 2003, decreasing steadily by .50% per year over the next seven years to a long-term rate of 5%. The health and dental care cost trend rate for employees over 65 was assumed to be 10.5% decreasing steadily by ..50% per year over the next eleven years to a long-term rate of 5%. A one percent change in the assumed health care cost trend rates would have the following effects:

                  (All Amounts in Thousands)                                  1% Increase    1% Decrease
                                                                              -----------    -----------
Change in total service and interest cost components
   for the year ended December 31, 2003                                        $      66       $    (56)
Change in postretirement benefit obligation as of December 31, 2003                1,020           (864)

         We expect to contribute approximately $143,000 to our pension plan in 2004.

         Crew members on our U.S. flag vessels belong to union-sponsored pension plans. We contributed approximately $1,472,000, $1,440,000, and $1,712,000 to these plans for the years ended December 31, 2003, 2002, and 2001, respectively. These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members. Information from the plans' administrators is not available to permit us to determine whether there may be unfunded vested benefits.

         We continue to evaluate ways in which we can better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of reported obligation and annual expense.

         In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 was signed into law. In addition to including numerous other provisions that have potential effects on an employer's retiree health plan, the Medicare law included a special subsidy for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit. We have elected the delayed accounting treatment. Future FASB action could affect amounts shown in this report.

401(k) SAVINGS PLAN

         We provide a 401(k) tax-deferred savings plan to all full-time employees who have completed at least 1,000 hours of service. We match 50% of the employee's first $2,000 contributed to the plan annually. We contributed $87,000, $171,000, and $156,000 to the plan for the years ended December 31, 2003, 2002, and 2001, respectively.

STOCK INCENTIVE PLAN

         In April of 1998, we established a stock-based compensation plan, the Stock Incentive Plan (the "Plan"). The purpose of the Plan is to increase shareholder value and to advance the interest of the Company by furnishing a variety of economic incentives designed to attract, retain, and motivate key employees and officers and to strengthen the mutuality of interests between such employees, officers, and our shareholders. Incentives consist of opportunities to purchase or receive shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, or other stock-based awards. Under the Plan, we may grant incentives to our eligible Plan participants for up to 650,000 shares of common stock. The exercise price of each option equals the market price of our stock on the date of grant. In July of 1999, options to purchase 475,000 shares of common stock were granted to certain qualified participants at an exercise price of $14.125 per share. The stock options are due to expire on April 14, 2008. All options vested immediately upon the grant date and were exercisable at December 31, 2003. No options were granted, exercised or forfeited during 2003, 2002, or 2001.

         We account for stock-based compensation in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized for employee options granted under the Plan. If we had determined compensation cost for the Plan based on the fair value at the grant dates for awards under the Plan consistent with the fair value method included in SFAS No. 123 "Accounting for Stock-Based Compensation," our net income and earnings per share for the years ended December 31, 2003, 2002, and 2001 would have agreed to the actual amounts reported since no stock options were granted for these years and all options outstanding vested in 1999.

LIFE INSURANCE

         We have agreements with the former Chairman and current Chairman of the Company whereby their estates will be paid approximately $822,000 and $626,000, respectively upon death. We reserved amounts to fund a portion of these death benefits, which amounted to $1,000,000 and hold an insurance policy, which covers any remaining liability. The cash surrender value of the insurance policy was approximately $134,000 and $140,000 as of December 31, 2003 and 2002, respectively.

NOTE F - INCOME TAXES

         Our Federal income tax returns are filed on a consolidated basis and include the results of operations of our wholly-owned U.S. subsidiaries. Pursuant to the Tax Reform Act of 1986, the earnings (losses) of foreign subsidiaries, which were $553,000 in 2003, ($606,000) in 2002, and $791,000 in
2001, are also included.

         Prior to 1987, deferred income taxes were not provided on undistributed foreign earnings of $6,689,000, all of which are expected to remain invested abroad indefinitely. In accordance with the Tax Reform Act of 1986, commencing in 1987, shipping income, as defined under the U.S. Subpart F income tax provisions, generated from profitable controlled foreign subsidiaries are subject to Federal income taxes.

         Components of the net deferred tax liability/(asset) are as follows:

                                                    DECEMBER 31,         December 31,
             (All Amounts in Thousands)                2003                 2002
                                                    ------------         ------------
Liabilities:
     Fixed Assets                                    $   38,864           $   24,848
     Deferred Charges                                     2,515                8,634
     Unterminated Voyage Revenue/Expense                  1,182                1,719
     Intangible Assets                                    3,183                3,693
     Deferred Insurance Premiums                            691                  982
     Deferred Intercompany Transactions                   2,530                2,530
     Other Liabilities                                      921                1,864
                                                     ----------           ----------
Total Liabilities                                        49,886               44,270
                                                     ----------           ----------
Assets:
     Insurance and Claims Reserve                        (3,565)              (4,353)
     Deferred Intercompany Transactions                  (2,530)              (2,530)
     Post-Retirement Benefits                            (2,581)              (2,742)
     Alternative Minimum Tax Credit                      (4,596)              (4,507)
     Net Operating Loss Carryforward/
          Unutilized Deficit                            (11,706)             (10,455)
     Valuation Allowance                                    879                  879
     Other Assets                                        (6,366)              (6,780)
                                                     ----------           ----------
Total Assets                                            (30,465)             (30,488)
                                                     ----------           ----------
Total Deferred Tax Liability, Net                    $   19,421           $   13,782
                                                     ==========           ==========

         The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate - expense (benefit):

                                                               Year Ended December 31,
                                                        2003             2002           2001
                                                     ----------      ----------      ----------
Statutory Rate                                            35.00%         (35.00%)        (35.00%)
State Income Taxes                                         0.49%          12.30%           0.10%
Other, Primarily Non-deductible Expenditures               0.55%          13.66%           0.15%
                                                     ----------      ----------      ----------
                                                          36.04%          (9.04%)        (34.75%)
                                                     ==========      ==========      ==========

         We have available at December 31, 2003, unused foreign deficits of $33,445,000. The unused foreign deficits are available only to offset certain foreign shipping earnings and do not expire. Realization of this tax asset is dependent upon generating future taxable income from foreign operations. In addition, foreign tax credits of $3,657,000 can only be utilized once the foreign deficit is eliminated. At that time, the credits will have a five-year carry forward prior to expiration. We believe that it is more likely than not we will realize these assets from future foreign operations, but there is no guarantee that we will be able to do so.

         Foreign income taxes of $563,000, $754,000 and $473,000 are included in our Consolidated Statements of Income in the Provision for Income Taxes for the years ended December 31, 2003, 2002, and 2001, respectively. We pay foreign income taxes in Indonesia.

         We have not recognized a deferred tax liability of $688,000 for undistributed earnings of certain non-U.S. subsidiaries because we consider those earnings to be indefinitely invested abroad. As of December 31, 2003, the undistributed earnings of these subsidiaries were $1,967,000.

NOTE G - TRANSACTIONS WITH RELATED PARTIES

         We had receivables outstanding from a related party of $92,000 at December 31, 2002, relating to the sales of subsidiaries to a former employee prior to 2001. These receivables were paid in full at December 31, 2003. Collections on the total receivable were $92,000, $55,000, and $74,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Interest income on this receivable was earned at the rate of 6% for the first five years and a variable rate of LIBOR plus 2% thereafter. Interest income amounted to $4,000, $10,000, and $16,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

         During 1998, one of our wholly-owned subsidiaries, LMS Shipmanagement, Inc. ("LMS"), entered into agreements with Belden Shipping Pte. Ltd. ("Belden") to provide ship management services beginning in 1999, from which revenues earned were approximately $80,000 for the year ended December 31, 2001. In February of 2002, LMS discontinued providing management services to Belden, who has subsequently established its own shipmanagement group. We have a 30% interest in Belden, Echelon Shipping, Inc. ("Echelon"), and Belden Cement Holding, Inc. ("BCH") (See Note L). We had long-term receivables from Echelon totaling approximately $150,000 as of December 31, 2003 and 2002. We had long-term receivables from BCH totaling approximately $2,385,000 as of December 31, 2003 and 2002. These long-term receivables are included in Due from Related Parties. Interest income on these receivables is earned at a rate of 6% per year.

         We had long-term receivables, included in Due from Related Parties, from LMS Manning, Inc. ("LMS Manning") in which we owned a 48.0% interest totaling approximately $55,000 as of December 31, 2002. We sold our interest in LMS Manning in 2003 and have an outstanding receivable at December 31, 2003, of $30,000 included in Other Current Assets (See Note L).

         A son of our Chairman of the Board and a son of one of our Directors are partners of the legal firm of Jones, Walker, Waechter, Poitevent, Carrere and Denegre, which has been utilized for various legal services since our inception. We made payments to the firm totaling approximately $1,030,000, $738,000, and $1,114,000 for the years ended December 31, 2003, 2002, and 2001, respectively. We believe these payments represent the fair value of the services rendered.

NOTE H - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         As of December 31, 2003, 16 vessels that we own or operate were under various contracts extending beyond 2003 and expiring at various dates through 2019. Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

         At December 31, 2003, our unrestricted subsidiary, through its 50% ownership, guarantees a portion of the outstanding debt of an invested bulk carrier company. This represents non-recourse debt to International Shipholding Corporation, the parent of the unrestricted subsidiary. The portion of the outstanding debt that the unrestricted subsidiary guaranteed at December 31, 2003, is $31,775,000. At December 31, 2002, our ownership in the bulk carrier companies was 12.5% and the portion of the outstanding debt guaranteed was $11,000,000. (See Note L for further discussion of our investment in the bulk carrier companies).

         We also maintain lines of credit totaling approximately $728,000 to cover standby letters of credit required on certain of the our contracts.

CONTINGENCIES

         We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss. We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure.

         In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters. While we believe that we have meritorious defenses against these claims, our management has used significant estimates in determining our potential exposure. Where appropriate, we have recorded provisions, included in Other Long-Term Liabilities: Claims and Other, to cover our potential exposure and anticipated recoveries from insurance companies, included in Other Assets. It is reasonably possible that a change in our estimate of exposure could occur. Although it is difficult to predict the costs of ultimately resolving such issues, we do not expect such costs will have a material effect on our financial position or results of operations.

         One of our subsidiaries time charters our U.S. flag Coal Carrier to US Generating New England, Inc. ("USGenNE"), an indirect subsidiary of PG&E Corporation. On July 8, 2003, USGenNE filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and subsequently requested from the court an extension of time to submit its bankruptcy plan until March 4, 2004, and an extension of time until May 3, 2004, to solicit acceptance of its plan. USGenNE is current in all of its obligations to us under the time charter except for approximately $850,000 of pre-petition invoices covering charter hire and related expenses. The $850,000 of pre-petition invoices owed to us is an unsecured claim in the bankruptcy proceeding. Under the federal bankruptcy laws, USGenNE has the right to accept or reject the time charter. If USGenNE accepts the time charter, it is then required to meet its payment and financial obligations under the time charter including the $850,000 pre-petition invoices. If USGenNE rejects the time charter, then we would have a priority administrative claim with respect to all amounts due to us under the time charter that are related to the post-petition period, but we would have no priority with respect to the pre-petition invoices. At this time we cannot predict whether the time charter will be accepted or rejected. Therefore, we have not provided an allowance for the pre-petition invoices in our financial statements as of December 31, 2003. In the event the time charter is ultimately rejected, our management believes the vessel can be utilized in alternative employment without incurring a material impairment to the vessel's carrying value, although we can give no assurance at this time. Further, even though USGenNE was not obligated to use the vessel for the balance of charter year number 8 (12/02 - 12/03), it utilized the vessel through the end of the year. At this time we can give no assurance as to the extent of USGenNE's use of the vessel beyond 2003; however, USGenNE has continued to use the vessel in 2004 through the date of this report.

NOTE I - LEASES

DIRECT FINANCING LEASE

         In 1999, we entered into a direct financing lease of a foreign flag PCTC expiring in 2019. The schedule of future minimum rentals to be received under this direct financing lease in effect at December 31, 2003, is as follows:

                                                            Receivables Under
           (All Amounts in Thousands)                        Financing Lease
                                                            -----------------
Year Ended December 31,
       2004                                                   $    8,455
       2005                                                        8,432
       2006                                                        8,431
       2007                                                        8,431
       2008                                                        8,455
       Thereafter                                                 74,874
                                                              ----------
Total Minimum Lease Payments Receivable                          117,078
Estimated Residual Value of Leased Property                        2,051
Less Unearned Income                                             (67,865)
                                                              ----------
Total Net Investment in Direct Financing Lease                    51,264
    Current Portion                                               (2,128)
                                                              ----------
Long-Term Net Investment in Direct
    Financing Lease at December 31, 2003                      $   49,136
                                                              ==========

CAPITAL LEASES

         We entered into sale-leaseback agreements in 1991 and 1992 for a group of our LASH barges. These leases met the required criteria for capital lease treatment and were accounted for as such. The terms of the leases were 12 years. During 2002, we purchased the barges thereby terminating the leases.

         During 2000, we entered into a sale-leaseback agreement for two of our LASH vessels. The gain on the sale-leaseback was deferred over the life of the lease. The lease met the required criteria for capital lease treatment and was accounted for as such. The term of the lease was 5 years. During 2001, the two vessels were reclassified to Assets Held for Disposal and written down to their estimated fair value. The resulting net loss after recognition of the deferred gain was included in the Impairment Loss on our Consolidated Income Statement for the year ended December 31, 2001. During 2002, the vessels were sold, and the related capital lease obligation was paid off.

         Additionally in 2000, we entered into a sale-leaseback agreement for one of our PCTCs. At inception, the lease met the required criteria for capital lease treatment and was accounted for as such. Subsequently in December of 2001, we renegotiated the lease agreement, and the amended terms of the lease did not meet the required criteria for capital lease treatment. The lease was reclassified to an operating lease effective December 31, 2001, and has been accounted for as such going forward.

         There were no capital leases as of December 31, 2003 and 2002.

OPERATING LEASES

         During 2000, we entered into a sale-leaseback agreement for one of our Ice Strengthened Breakbulk/Multi-Purpose vessels, which is classified as an operating lease. During 2001, we entered into two sale-leasebacks, covering one of our domestic PCTCs and one of our foreign flag PCTCs. The gains on these sale-leasebacks are being deferred over the lives of the leases. We renegotiated a capital lease agreement for one of our domestic PCTCs in December of 2001 and subsequently reclassified the lease to an operating lease. This reclassification resulted in a gain of $5,309,000, which is being deferred over the remaining term life of the lease. During 2002, we entered into a sale-leaseback for one of our LASH vessels, which was also classified as an operating lease. The terms of the leases are 5 years for the Breakbulk vessel, 12 years for the domestic PCTC, 15 years for the foreign flag PCTC, 10 years for the domestic PCTC reclassified as an operating lease in 2001, and 5 years for the LASH vessel.

         Most of the operating lease agreements have a fair value renewal option and a fair value purchase option, with the exception of the operating lease for the Breakbulk vessel. Most of these agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined. Certain agreements require escrow deposits (See Note C). The vessels under these leases, with the exception of the LASH vessel, are operated under fixed charter agreements covering the terms of the respective leases. We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases expiring at various dates through 2008.

         Rent expense related to operating leases totaled approximately $30,079,000, $26,471,000, and $18,965,000, for the years ended December 31,
2003, 2002, and 2001, respectively. The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2003:

                                                  Payments Under Operating Leases
                                                       Foreign
 (All Amounts                            Domestic        Flag          LASH         Other
in Thousands)              Breakbulk       PCTCs         PCTC         Vessel        Leases        Total
                           ---------     --------      --------      --------      --------      --------
 Year Ended
December 31,
  2004                     $    940      $  8,665      $  6,340      $  1,920      $  1,148      $ 19,013
  2005                          783         8,898         6,340         1,920         1,119        19,060
  2006                            -         9,596         6,340         1,920         1,217        19,073
  2007                            -         9,596         6,340         1,760         1,252        18,948
  2008                            -         9,596         6,340             -           957        16,893
  Thereafter                      -        44,008        47,550             -             -        91,558
                           --------      --------      --------      --------      --------      --------
Total Future
Minimum Payments           $  1,723      $ 90,359      $ 79,250      $  7,520      $  5,693      $184,545
                           ========      ========      ========      ========      ========      ========

NOTE J - DEFERRED CHARGES AND ACQUIRED CONTRACT COSTS

         Deferred charges and acquired contract costs are comprised of the following:

                                                    DECEMBER 31,         December 31,
(All Amounts in Thousands)                              2003                 2002
                                                    ------------         ------------
Drydocking Costs                                     $    9,765           $   11,414
Financing Charges and Other                               2,554                3,214
Acquired Contract Costs                                   9,095               10,550
                                                     ----------           ----------
                                                     $   21,414           $   25,178
                                                     ==========           ==========

         The Acquired Contract Costs represent the portion of the purchase price paid for Waterman Steamship Corporation applicable primarily to that company's three U.S. flag RO/RO vessels under maritime prepositioning ship contract agreements, which expire in 2010.

NOTE K - SIGNIFICANT OPERATIONS

MAJOR CUSTOMERS

         We have several medium- to long-term contracts related to the operations of various vessels (See Note H), from which revenues represent a significant amount of our total revenue. Revenues from the contracts with the MSC were $35,874,000, $34,543,000, and $36,868,000 for the years ended December
31, 2003, 2002, and 2001, respectively.

         Until early 2002, we operated four U.S. flag LASH vessels in a liner service, of which three vessels were subsidized under the MSA (See Note A - "Subsidy Agreements"). These four vessels were sold during 2002. In November of 2002, we began operating one U.S. flag LASH vessel on a subsidized liner service (See Note B). Revenues, including subsidy revenue, from both operations were $26,790,000, $19,466,000, and $91,595,000 for the years ended December 31, 2003,
2002, and 2001, respectively.

         We have four U.S. flag PCTCs, also under the MSA, which carry automobiles from Japan to the United States for a Japanese charterer. Revenues, including subsidy revenue, were $39,516,000, $38,566,000, and $37,950,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

         We provide space on our westbound foreign flag LASH liner service to several commercial shippers. The westbound cargoes included steel and other metal products, high-grade paper and wood products, and other general cargo. Revenues were $26,002,000, $26,306,000, and $29,448,000 for the years ended
December 31, 2003, 2002, and 2001, respectively.

CONCENTRATIONS

         A significant portion of our traffic receivables are due from contracts with the MSC and transportation of government sponsored cargo. There are no other concentrations of receivables from customers or geographic regions that exceed 10% of stockholders' investment at December 31, 2003 or 2002.

         With only minor exceptions related to personnel aboard certain foreign flag vessels, most of our shipboard personnel are covered by collective bargaining agreements under multiple unions.

GEOGRAPHIC INFORMATION

         We have operations in several principal markets, including international service between the U.S. Gulf and East Coast ports and ports in the Middle East, Far East, and northern Europe, and domestic transportation services along the U.S. Gulf and East Coast. Revenues attributable to the major geographic areas of the world are presented in the following table. Revenues for the TIME CHARTER CONTRACTS, CONTRACTS OF AFFREIGHTMENT, RAIL-FERRY SERVICE, and OTHER are assigned to regions based on the location of the customer. Revenues for the LINER SERVICES are presented based on the location of the ports serviced by this segment. Because we operate internationally, most of our assets are not restricted to specific locations. Accordingly, an allocation of identifiable assets to specific geographic areas is not applicable.

                                                                                            For the year ended December 31,
                   (All Amounts in Thousands)                                          2003               2002             2001
                                                                                    ---------          ---------         ---------
United States                                                                       $ 108,726          $  88,230         $  83,972
Asian countries                                                                        56,473             62,842            60,847
Rail-Ferry service operating between U.S. Gulf and Mexico                              15,537             11,240             6,207
Liner services operating between:
         U.S. Gulf / East Coast ports and ports in Middle East                         26,790             19,466            91,595
         U.S. Gulf / East Coast ports and ports in Northern Europe                     48,845             44,837            57,245
Other countries                                                                         1,442                797             4,504
                                                                                    ---------          ---------         ---------
         Total Revenues                                                             $ 257,813          $ 227,412         $ 304,370
                                                                                    =========          =========         =========

OPERATING SEGMENTS

         Our operating segments are identified primarily based on the characteristics of the contracts or terms under which the fleet of vessels and barges are operated. Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates. Our operating segments are identified and described below.

         LINER SERVICES: A liner service operates a vessel or vessels on an established trade route with regularly scheduled sailing dates. We receive revenues for the carriage of cargo within the established trading area and pay the operating and voyage expenses incurred. Our LINER SERVICES include a U.S. flag liner service between the U.S. Gulf and East Coast ports and ports in the Red Sea and Middle East, and a foreign flag transatlantic liner service operating between U.S. Gulf and East Coast ports and ports in northern Europe.

         TIME CHARTER CONTRACTS: These are contracts by which the charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operational control over the vessel. Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, wages and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Our TIME CHARTER CONTRACTS include contracts with car manufacturers for six PCTCs, with an electric utility for a conveyor-equipped, self-unloading Coal Carrier, and with a major mining company providing ocean transportation services at its mine in West Irian Jaya, Indonesia. Also included in this segment are contracts under which the MSC charters three RO/ROs that are under an operating contract. The MSC's charter contract with the Ice Strengthened Multi-Purpose vessel expired in December of 2002, but the vessel continued to operate under charter to the MSC on a voyage-to-voyage basis until the vessel was scrapped in December of 2003. Our Cape-Size Bulk Carrier, which operated in the spot market, was included in this segment in 2001 until it was sold in June of 2001.

         CONTRACTS OF AFFREIGHTMENT ("COA"): These are contracts by which we provide space on our vessel(s) for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried. Generally, we are responsible for all operating and voyage expenses. Our COA segment includes a sulphur transportation contract with a major sulphur producer.

         RAIL-FERRY SERVICE: This segment includes a service that began in January of 2001 carrying loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico. Our two Special Purpose vessels are employed with this service, each having a capacity for 60 standard gauge rail cars. With departures every four days from Coatzacoalcos and Mobile, it offers with each vessel a three-day transit between these ports and provides a total of 90 trips per year in each direction.

         OTHER: This segment includes results of several of our subsidiaries that provide ship charter brokerage, agency, and other specialized services primarily to our operating segments described above, as well as our 50% ownership in a car transportation truck company. Also included in the OTHER category are corporate related items, results of insignificant operations, and income and expense items not allocated to reportable segments.

The following table presents information about segment profit and loss and segment assets. We do not allocate interest income, other income, losses or gains on early extinguishment of debt, administrative and general expenses, equity in unconsolidated entities, or income taxes to our segments. Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments. Expenditures for segment assets represent cash outlays during the periods presented, including purchases of assets, improvements to assets, and drydock payments.

                                                          Time
                                              Liner      Charter     Contracts of   Rail-Ferry
       (All Amounts in Thousands)           Services    Contracts    Affreightment    Service       Other    Elimination    Total
-----------------------------------------------------------------------------------------------------------------------------------
2003
REVENUES FROM EXTERNAL CUSTOMERS           $   75,635   $  129,685     $   16,189   $   15,537   $   20,767            -   $257,813
INTERSEGMENT REVENUES                               -            -              -            -       13,551   $  (13,551)         -
DEPRECIATION AND AMORTIZATION                   5,108       15,144          2,799        4,101          507            -     27,659
GROSS VOYAGE (LOSS) PROFIT                     (4,199)      33,048          5,495       (2,926)       2,422            -     33,840
INTEREST EXPENSE                                1,039        7,152          1,800        2,322          201            -     12,514
GAIN ON SALE OF VESSELS AND OTHER ASSETS            -          482              -            -          911            -      1,393
SEGMENT (LOSS) PROFIT BEFORE
   ADMINISTRATIVE AND GENERAL EXPENSES,
   INVESTMENT INCOME, LOSS ON EARLY
   EXTINGUISHMENT OF DEBT, EQUITY IN
   UNCONSOLIDATED ENTITIES, AND TAXES          (5,238)      26,378          3,695       (5,248)       3,132            -     22,719
SEGMENT ASSETS                                 27,196      167,803         40,637       53,519        4,536            -    293,691
EXPENDITURES FOR SEGMENT ASSETS                 4,077          611              -            -        2,882            -      7,570

-----------------------------------------------------------------------------------------------------------------------------------
2002
Revenues from external customers           $   65,146   $  128,279     $   15,370   $   11,240   $    7,377            -   $227,412
Intersegment revenues                               -            -              -            -       16,055   $  (16,055)         -
Depreciation and amortization                   5,062       14,242          2,868        4,116          846            -     27,134
Impairment loss                                   (52)           -              -            -          118            -         66
Gross voyage (loss) profit                     (4,910)      34,465          5,962       (3,673)      (1,342)           -     30,502
Interest expense                                1,794       10,192          2,338        3,221          161            -     17,706
Gain on sale of vessels and other assets            -            -              -            -          557            -        557
Impairment loss on investment                       -            -              -            -         (598)           -       (598)
Segment (loss) profit before
   administrative and general expenses,
   investment income, gain on early
   extinguishment of debt, other income,
   equity in unconsolidated entities,
   and taxes                                   (6,704)      24,273          3,624       (6,894)      (1,544)           -     12,755
Segment assets                                 29,507      184,196         43,784       57,224        2,836            -    317,547
Expenditures for segment assets                 7,997          985          1,193           47        1,242            -     11,464

-----------------------------------------------------------------------------------------------------------------------------------
2001
Revenues from external customers           $  148,840   $  129,845     $   15,839   $    6,207   $    3,639            -   $304,370
Intersegment revenues                               -            -              -            -       28,417   $  (28,417)         -
Depreciation and amortization                  14,206       19,834          2,869        4,091        1,271            -     42,271
Impairment loss                               (78,683)      (2,355)             -            -            -            -    (81,038)
Gross voyage (loss) profit                    (90,259)      37,248          6,255       (7,501)         449            -    (53,808)
Interest expense                                3,326       17,162          2,772        3,447           30            -     26,737
Gain on sale of vessels and other assets            -        3,075              -            -          426            -      3,501
Segment (loss) profit before
   administrative and general expenses,
   investment income, gain on early
   extinguishment of debt, equity in
   unconsolidated entities, and taxes         (93,585)      23,161          3,483      (10,948)         845            -    (77,044)
Segment assets                                 39,531      198,202         45,151       60,693        9,149            -    352,726
Expenditures for segment assets                 1,990       40,817             11        4,445          692            -     47,955
-----------------------------------------------------------------------------------------------------------------------------------

         Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

                                                                For the year ended December 31,
              (All Amounts in Thousands)                      2003            2002            2001
                                                           ----------      ----------      ----------
Profit or Loss:
Total profit (loss) for reportable segments                $   22,719      $   12,755      $  (77,044)
Unallocated amounts:
           Interest income                                      2,162             656           1,157
           Other income                                             -           1,498               -
           (Loss) gain on early extinguishment of debt         (1,310)             65              23
           Administrative and general expenses                (15,646)        (15,734)        (23,578)
                                                           ----------      ----------      ----------
Income (loss) before provision (benefit) for
  income taxes and equity in net income of
  unconsolidated entities                                  $    7,925      $     (760)     $  (99,442)
                                                           ==========      ==========      ==========

                                                          DECEMBER 31,    December 31,    December 31,
                                                              2003            2002            2001
                                                          ------------    ------------    ------------
Assets:
Total assets for reportable segments                       $  293,691      $  317,547      $  352,726
Unallocated amounts                                            88,760          89,205         108,996
                                                           ----------      ----------      ----------
                                                           $  382,451      $  406,752      $  461,722
                                                           ==========      ==========      ==========

         Other income of $1,498,000 in 2002 resulted from interest we earned on overpayments of foreign taxes made in prior years that were previously refunded.

         Unallocated assets primarily include Current Assets of $67,397,000, $65,559,000, and $89,695,000, as of December 31, 2003, 2002, and 2001,
respectively. Also included in unallocated assets are Investment in Unconsolidated Entities of $8,413,000, $8,251,000, and $7,857,000, as of
December 31, 2003, 2002, and 2001, respectively and Other Long-term Assets of $10,415,000, $12,586,000, and $10,745,000, as of December 31, 2003, 2002, and
2001, respectively. We manage these unallocated assets on a corporate rather than segment basis.

NOTE L - UNCONSOLIDATED ENTITIES

CEMENT CARRIER COMPANIES

         During 1998, we acquired a 37.5% interest in Belden, a cement carrier management company, and three cement carrier companies, Echelon, Shining Star Shipping, Inc. formerly known as Shining Star Malta Ltd. ("Shining"), and Carson Shipping, Inc. ("Carson") for approximately $3,400,000. During 1999, we sold 7.5% of our 37.5% interest in each of the aforementioned companies for approximately $806,000. During 2000, we acquired a 30% interest in another cement carrier company, Yakuma Shipping Inc. ("Yakuma"), for $600,000. In October of 2000, we sold our interest in Carson for approximately $511,000, resulting in a loss of approximately $273,000.

         During 2001, we acquired a 30% interest in four additional cement carrier companies, Tilbury Shipping Inc. ("Tilbury"), Emblem Shipping Inc. ("Emblem"), Mattea Shipping Inc. ("Mattea"), and Belden Management, Inc. ("Belden Management"), a management company. Additionally in 2001, BCH, which is a holding company for each of the aforementioned cement carrier companies, was formed. In 2002, we acquired a 30% interest in a company, Minardi Shipping Inc. ("Minardi"), which owns an ice strengthened bulk carrier. In 2003, we acquired a 30% interest in two additional cement carrier companies, Chariot Shipping Inc. ("Chariot"), and Epson Shipping Inc. ("Epson"). Echelon, Shining, Yakuma, Tilbury, Emblem, and Chariot each own and operate one cement-carrying vessel. Mattea owns and operates two cement carriers. Minardi owns and operates an ice strengthened bulk carrier. Epson obtained one cement carrying vessel in January of 2004 and began operating the vessel at that time. All of these vessels operate under medium-to long-term contracts, and Belden Management manages these companies. Currently, we own a 30% interest in BCH, which owns 100% of each of these companies.

         These investments are accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes. Our portion of the combined earnings of these investments, net of taxes, was $339,000, $550,000 and $389,000 for the years ended December 31, 2003, 2002, and 2001, respectively. No distributions were made during 2003, 2002, and 2001.

         The unaudited combined condensed financial position and results of operations of the cement carrier companies are summarized below:

                                                    DECEMBER 31,         December 31,
(Amounts in Thousands)                                 2003                  2002
                                                    ------------         ------------
Current Assets                                       $    3,285           $    5,522
Noncurrent Assets                                    $   63,027           $   55,559
Current Liabilities                                  $   16,263           $    9,509
Noncurrent Liabilities                               $   39,094           $   42,450

                                                               Year Ended December 31,
(Amounts in Thousands)                                  2003            2002            2001
                                                     ----------      ----------      ----------
Operating Revenues                                   $   20,293      $   18,822      $   13,879
Operating Income                                     $   14,780      $   13,969      $   10,021
Net Income                                           $    1,739      $    2,782      $    1,802

CAPE-SIZE BULK CARRIERS

         During 2000, Cape Shipholding, Inc., our wholly-owned subsidiary, acquired a 12.5% interest in Bulk Venture, Ltd. for approximately $1,280,000, which owned two newly built cape-size bulk carrier vessels. During 2001, we made an additional investment in Bulk Venture, Ltd. of approximately $376,000. We received dividends of approximately $475,000, $56,000 and $113,000 in 2003, 2002 and 2001, respectively. During 2003, we sold our 12.5% interest in Bulk Venture, Ltd. for approximately $1,906,000, resulting in a gain of approximately $250,000. Additional funds of approximately $259,000 are expected to be received in 2004 representing the remaining proceeds from the sale of our investment.

         During 2001, Bulk Africa Shipholding, Inc., our wholly-owned subsidiary, acquired a 12.5% interest in Bulk Africa, Ltd. for approximately $626,000, which owned a newly built cape-size bulk carrier vessel. During 2002, we made an additional investment in Bulk Africa, Ltd. of approximately $818,000. We received dividends of approximately $388,000 in 2003. No dividends were received during 2002 and 2001. During 2003, we sold our 12.5% interest in Bulk Africa, Ltd. for approximately $1,191,000, resulting in a loss of approximately $126,000. Additional funds of approximately $127,000 are expected to be received in 2004 representing the remaining proceeds from the sale of our investment.

         During 2001, Bulk Australia Shipholding, Inc., our wholly-owned subsidiary, acquired a 12.5% interest in Bulk Australia, Ltd. for approximately $144,000, which owned a newly built cape-size bulk carrier vessel. During 2002, we made an additional investment in Bulk Australia Ltd. of approximately $1,333,000. During 2003, we received a partial refund for additional funding of $128,000. We received dividends of approximately $300,000 in 2003. No dividends were received during 2002 and 2001. During 2003, we sold our 12.5% interest in Bulk Australia, Ltd. for approximately $1,111,000, resulting in a loss of approximately $9,000. Additional funds of approximately $229,000 are expected to be received in 2004 representing the remaining proceeds from the sale of our investment.

         The investments described above were accounted for under the cost method of accounting and accordingly income is recognized only upon distribution of dividends or sale of investment. However, the remaining proceeds from the sale of our investments expected to be received in 2004 were recognized as dividend income in 2003 due to the fact that the Board of Directors of the respective companies declared dividends for these amounts in 2003, and therefore these amounts were legally payable to us as of December 31, 2003.

         In the fourth quarter of 2003, Cape Shipholding, Inc., our wholly-owned subsidiary, acquired a 50% investment in Dry Bulk Cape Holding Inc. for approximately $3,479,000, which owns two of the aforementioned newly built cape-size bulk carrier vessels. This investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes. For the year ended December 31, 2003, our portion of earnings net of taxes was $80,000. No distributions were made during 2003.

MANAGEMENT COMPANIES

         During 1999, LMS acquired a 40% interest in LMS Manila, Inc. ("LMS Manila") for $21,000. In 2002, we sold our interest in LMS Manila for approximately $176,000, resulting in a gain of approximately $18,000.

         During 1999, LMS acquired a 48% interest in LMS Manning for $6,000, which provided us with ship management services. During 2003, we sold our 48% interest in LMS Manning for approximately $15,000, resulting in a loss of approximately $3,000.

         During 2000, CG Railway, Inc., our wholly-owned subsidiary, acquired a 50% interest in Terminales Transgolfo for $100,000, which operates a port in Coatzacoalcos, Mexico, for our Rail-Ferry Service. During 2001, we made an additional investment in Terminales Transgolfo of approximately $128,000. The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes. No distributions were made during 2003, 2002, and 2001.

NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

                                                               Year Ended December 31,
(All Amounts in Thousands)                              2003            2002            2001
                                                     ----------      ----------      ----------
Cash Payments:
       Interest Paid                                 $   12,339      $   18,938      $   27,669
       Taxes Paid                                    $      482      $      773      $      982

         During 2002, we entered into a sale-leaseback for one of our LASH vessels for $10,000,000 of which $5,000,000 was received in cash and $5,000,000 in the form of a five-year promissory note. A portion of the note, approximately $2,000,000, is being repaid in twenty quarterly installments in addition to approximately $3,000,000 being repaid at the end of the lease. Interest on the note is at 4.845% for the first two years and 4.72% for each of the three years thereafter.

         During 2003, we sold our coal transfer terminal facility and related land for $2,500,000 of which $500,000 was received in cash and $2,000,000 in the form of a five-year promissory note. The note is being repaid in ten semi-annual installments of $200,000, in addition to interest at 6%.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

         The estimated fair values of our financial instruments and derivatives are as follows (asset/(liability)):

                                                                   DECEMBER 31,                         December 31,
                                                                      2003                                 2002
                                                         -------------------------------       ------------------------------
                                                          CARRYING               FAIR           Carrying              Fair
(All Amounts in Thousands)                                 AMOUNT                VALUE           Amount               Value
                                                         ----------           ----------       ----------          ----------
Interest Rate Swap Agreements                            ($   1,050)          ($   1,050)      ($   2,045)         ($   2,045)
Foreign Currency Contracts                               ($      46)          ($      46)      ($      49)         ($      49)
Commodity Swap Contracts                                          -                    -        $     603           $     603
Long-Term Debt                                           ($ 179,010)          ($ 182,057)      ($ 213,659)         ($ 216,378)

         Disclosure of the fair value of all balance sheet classifications, including but not limited to certain vessels, property, equipment, direct financing leases, or intangible assets, which may have a fair value in excess of historical cost, is not required. Therefore, this disclosure does not purport to represent our fair value.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

INTEREST RATE SWAP AGREEMENTS

         We enter into interest rate swap agreements to manage well-defined interest rate risks. During September of 1999, we entered into an interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. We are the fixed rate payor, and HSBC Bank plc is the floating rate payor. The fixed rate was 7.7% at December 31, 2003 and 2002, and the floating rates were 2.18% and 2.81% at December 31, 2003 and 2002, respectively. The contract amount totaled $19,920,000 and $23,240,000 at December 31, 2003 and 2002, respectively, and will expire in September of 2004. We have designated this interest rate swap agreement as an effective hedge. Settlements of this agreement are made semi-annually and resulted in increases to interest expense of $1,159,000 and $1,128,000 in 2003 and 2002, respectively.

FOREIGN CURRENCY CONTRACTS

         We enter into forward exchange contracts to hedge certain firm purchase and sale commitments denominated in foreign currencies. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar cash inflows or outflows resulting from revenue collections from foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. The term of the currency contracts is rarely more than one year. Due to the immaterial nature of these contracts, we have not designated the foreign currency contracts as hedges. Therefore, the changes in the fair market value of these hedges are recorded through earnings.

         During 2002, we entered into two forward purchases contracts. One contract was for Mexican Pesos for $1,200,000 U.S. Dollar equivalents beginning in January of 2003 and expired in December of 2003. The other contract was for Indonesian Rupiah for $600,000 U.S. Dollar equivalents effective for one year beginning January of 2003 and expired December of 2003. During 2003, we entered into two forward purchase contracts. One contract is for Mexican Pesos for $420,000 U.S. Dollar equivalents beginning in January of 2004 and is to expire in July of 2004. The other contract is for Indonesian Rupiah for $600,000 U.S. Dollar equivalents beginning in January of 2004 and is to expire in December of 2004. As of December 31, 2003 and 2002, we were a party to forward sales contracts in various currencies totaling $2,974,000 and $1,822,000 U.S. Dollar equivalents, respectively.

COMMODITY SWAP CONTRACTS

         We enter into commodity swap contracts for portions of our estimated fuel purchases to manage the risk associated with changes in fuel prices. During 2001, we entered into two commodity swap agreements with a major energy trading corporation for a portion of our estimated 2002 fuel purchases. The contracts were effective for one year beginning in January of 2002 and expired December 31, 2002, and were for 22,500 and 12,000 tons of fuel. The contracts required that a payment be made for the difference between the contract rate of $106.50 and $99.50 per ton, respectively, and the market rate for the fuel on each settlement date. These contracts covered approximately 49% of our LINER SERVICE segment's 2002 fuel purchases.

         During November of 2002, we entered into three commodity swap agreements, one with a major energy trading corporation and two with financial institutions. The contracts were effective for one year beginning in January of 2003 and expired December 31, 2003. Two of the contracts were for 14,400, and the other was for 12,000 tons of fuel. The contracts required that a payment be made for the difference between the contract rates of $116.25 to $118.83 per ton and the market rate for the fuel on each settlement date. During 2003, we entered into three commodity swap agreements, one with a financial institution and two with a major energy trading corporation. One of the contracts was effective for one year beginning in January of 2003 and expired December 31, 2003 and was for 9,198 tons of fuel. The other two contracts were effective for nine months beginning in April of 2003 and expired December 31, 2003 and were for 13,500 and 9,000 tons of fuel, respectively. The contracts required that a payment be made for the difference between the contract rates of $124.00 to $158.75 per ton and the market rate for the fuel on each settlement date. These contracts covered approximately 92% of our LINER SERVICE segment's 2003 fuel purchases and 79% of our RAIL-FERRY SERVICE segment's 2003 fuel purchases. As of December 31, 2003, there are no outstanding commodity swap contracts with respect to 2004 fuel purchases.

         We designated these commodity swap contracts as effective hedges. Monthly settlements of these agreements are recorded as an adjustment to voyage expenses. We made a net positive adjustment to voyage expense of $2,190,000 in 2003 and $1,024,000 in 2002.

LONG-TERM DEBT

         The fair value of our debt is estimated based on the quoted market price for the publicly listed Senior Notes and the current rates offered to us on other outstanding obligations.

AMOUNTS DUE FROM RELATED PARTIES

         The carrying amount of these notes receivable approximated fair market value as of December 31, 2003 and 2002. Fair market value takes into consideration the current rates at which similar notes would be made.

RESTRICTED CASH

         The carrying amount of these investments approximated fair market value as of December 31, 2003 and 2002, based upon current rates offered on similar instruments.

NOTE O - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities:

                                                    DECEMBER 31,         December 31,
(All Amounts in Thousands)                              2003                 2002
                                                    ------------         ------------
Accrued Voyage Expenses                              $   19,260           $   16,251
Trade Accounts Payable                                    5,374                3,425
Self-Insurance Liability                                  3,668                6,657
Accrued Customs Liability                                 3,487                2,410
Accrued Interest                                          1,672                2,221
Other Short-Term Liabilities                              1,050                    9
Accrued Salaries and Benefits                               999                  591
Accrued Vessel Upgrade Costs                                  -                2,688
                                                     ----------           ----------
                                                     $   35,510           $   34,252
                                                     ----------           ----------

NOTE P - QUARTERLY FINANCIAL INFORMATION - (UNAUDITED)

                                                                                 Quarter Ended
                                                               -------------------------------------------------
                                                                March 31      June 30     Sept. 30     Dec. 31
                                                               ----------   ----------   ----------   ----------
                                                               (All amounts in thousands except per share data)
----------------------------------------------------------------------------------------------------------------
2003 REVENUE                                                   $   64,806   $   67,505   $   63,550   $   61,952
     EXPENSE                                                       54,272       57,151       57,023       55,527
     GROSS VOYAGE PROFIT                                           10,534       10,354        6,527        6,425
     NET INCOME (LOSS)                                              2,994        2,490       (1,644)       1,651
     BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
         NET INCOME (LOSS)                                           0.49         0.41        (0.27)        0.27

----------------------------------------------------------------------------------------------------------------
2002 Revenue                                                   $   60,452   $   56,664   $   49,900   $   60,396
     Expense                                                       54,523       47,587       44,318       50,548
     Impairment Loss                                                   54         (151)           3           28
     Gross Voyage Profit                                            5,875        9,228        5,579        9,820
     Net (Loss) Income                                               (920)       1,116       (1,125)         793
     Basic and Diluted (Loss) Earnings per Common Share:
         Net (Loss) Income                                          (0.15)        0.18        (0.18)        0.13

----------------------------------------------------------------------------------------------------------------
2001 Revenue                                                   $   80,399   $   76,329   $   78,236   $   69,406
     Expense                                                       72,760       71,608       70,994       61,778
     Impairment Loss                                                2,355       78,928          400         (645)
     Gross Voyage Profit (Loss)                                     5,284      (74,207)       6,842        8,273
     Net Loss                                                      (5,353)     (57,399)        (165)      (1,502)
     Basic and Diluted Loss per Common Share:
         Net Loss                                                   (0.88)       (9.44)       (0.03)       (0.25)
----------------------------------------------------------------------------------------------------------------