Form 10-Q
period 2004-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2004-05-12
CIK 278041

               INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		For the quarterly period ended March 31, 2004
                                           --------------

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		For the transition period from __________to__________

                       Commission file number:  2-63322
                                               ---------

                       INTERNATIONAL SHIPHOLDING CORPORATION
                      ----------------------------------------
                (Exact name of registrant as specified in its charter)


	  Delaware		 					    36-2989662
--------------------------------                ------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)			 Number)

650 Poydras Street		      New Orleans, Louisiana		    70130
------------------------------------------------------------------------------
    (Address of principal executive offices)			 	(Zip Code)

				  	(504) 529-5461
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports
Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.	YES_____x_______	NO_______________

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12B-2 of the Exchange Act).   YES___________ NO____x____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock  $1 Par Value           6,082,887 shares          (March 31, 2004)
-------------------------------    ---------------------      -----------------



                          PART I - FINANCIAL INFORMATION

                                  ITEM 1.
                            FINANCIAL STATEMENTS

                     INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (All Amounts in Thousands Except Share Data)
                                 (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                        2004       2003
                                                      ---------  ---------
Revenues                                              $ 65,843   $ 64,806

Operating Expenses:
   Voyage Expenses                                      51,215     49,618
   Vessel and Barge Depreciation                         4,627      4,654
                                                      ---------  ---------
Gross Voyage Profit                                     10,001     10,534
                                                      ---------  ---------
Administrative and General Expenses                      4,106      4,011
Loss (Gain) on Sale of Other Assets                          7         (4)
                                                      ---------  ---------
Operating Income                                         5,888      6,527
                                                      ---------  ---------
Interest and Other:
   Interest Expense                                      2,722      3,481
   Loss on Sale of Investment                              623        -
   Investment Income                                      (168)      (228)
   Other Income                                            -          (22)
   Loss (Gain) on Early Extinguishment of Debt              31     (1,260)
                                                      ---------  ---------
                                                         3,208      1,971
                                                      ---------  ---------
Income Before Provision for Income Taxes
  and Equity in Net Income of Unconsolidated Entities    2,680      4,556
                                                      ---------  ---------
Provision for Income Taxes:
   Current                                                 105        -
   Deferred                                                887      1,587
   State                                                     3         42
                                                      ---------  ---------
                                                           995      1,629
                                                      ---------  ---------
Equity in Net Income of Unconsolidated
  Entities (Net of Applicable Taxes)                     1,212         67
                                                      ---------  ---------
Net Income                                            $  2,897   $  2,994
                                                      =========  =========
Basic and Diluted Earnings Per Share:
   Net Income                                         $   0.48   $   0.49
                                                      =========  =========

Weighted Average Shares of Common Stock Outstanding:
  Basic                                              6,082,887  6,082,887
  Diluted                                            6,092,666  6,082,887

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                          (All Amounts in Thousands)
                                 (Unaudited)

                                                 March 31,      December 31,
ASSETS                                             2004             2003
                                               ------------     ------------
Current Assets:
   Cash and Cash Equivalents                   $    14,408      $     8,881
   Restricted Cash                                   6,541            7,406
   Marketable Securities                             3,065            2,650
   Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $269 and $327
    in 2004 and 2003, Respectively:
      Traffic                                       19,163           23,070
      Agents'                                        4,613            4,119
      Claims and Other                               6,732            9,438
   Deferred Income Tax                                 144              144
   Net Investment in Direct Financing Lease          2,181            2,128
   Other Current Assets                              5,161            6,295
   Material and Supplies Inventory, at
    Lower of Cost or Market                          3,169            3,177
   Current Assets Held for Disposal                     89               89
                                               ------------     ------------
Total Current Assets                                65,266           67,397
                                               ------------     ------------
Investment in Unconsolidated Entities               10,287            8,413
                                               ------------     ------------
Net Investment in Direct Financing Lease            48,557           49,136
                                               ------------     ------------
Vessels, Property, and Other
 Equipment, at Cost:
   Vessels and Barges                              324,429          324,413
   Other Equipment                                   6,753            5,233
   Terminal Facilities                                 140              345
   Furniture and Equipment                           4,206            4,304
                                               ------------     ------------
                                                   335,528          334,295
Less -  Accumulated Depreciation                  (115,785)        (111,154)
                                               ------------     ------------
                                                   219,743          223,141
                                               ------------     ------------
Other Assets:
   Deferred Charges, Net of Accumulated
    Amortization of $15,274 and $14,614
    in 2004 and 2003, Respectively                  12,477           12,319
   Acquired Contract Costs, Net of Accumulated
    Amortization of $21,794 and $21,430
    in 2004 and 2003, Respectively                   8,731            9,095
   Due from Related Parties                          2,535            2,535
   Other                                            10,215           10,415
                                               ------------     ------------
                                                    33,958           34,364
                                               ------------     ------------

                                               $   377,811      $   382,451
                                               ============     ============

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (All Amounts in Thousands)
                                 (Unaudited)

                                                 March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' INVESTMENT           2004             2003
                                               ------------     ------------
Current Liabilities:
   Current Maturities of Long-Term Debt        $    13,815      $    14,866
   Accounts Payable and Accrued Liabilities         31,934           35,510
   Federal Income Tax Payable                          105              183
                                               ------------     ------------
Total Current Liabilities                           45,854           50,559
                                               ------------     ------------
Billings in Excess of Income Earned
 and Expenses Incurred                               3,980            5,271
                                               ------------     ------------
Long-Term Debt, Less Current Maturities            160,308          164,144
                                               ------------     ------------
Other Long-Term Liabilities:
   Deferred Income Taxes                            21,365           19,565
   Claims and Other                                 21,260           21,545
                                               ------------     ------------
                                                    42,625           41,110
                                               ------------     ------------
Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock                                      6,756            6,756
   Additional Paid-In Capital                       54,450           54,450
   Retained Earnings                                72,827           69,930
   Less - Treasury Stock                            (8,704)          (8,704)
   Accumulated Other Comprehensive Loss               (285)          (1,065)
                                               ------------     ------------
                                                   125,044          121,367
                                               ------------     ------------

                                               $   377,811      $   382,451
                                               ============     ============

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                          (All Amounts in Thousands)
                                 (Unaudited)

                                                           Accumulated
                            Additional                        Other
                      Common  Paid-In   Retained  Treasury Comprehensive
                      Stock   Capital   Earnings   Stock   Income(Loss)  Total
                     ----------------------------------------------------------
Balance at
 December 31, 2002   $6,756   $54,450   $64,439  ($8,704)  ($1,714)   $115,227

Comprehensive Income:

  Net Income for Year Ended
   December 31, 2003      -         -     5,491       -         -        5,491

  Other Comprehensive
   Income (Loss):
    Unrealized Holding
     Gain on Marketable
     Securities, Net of
     Deferred Taxes
     of $207             -         -         -        -        387         387

    Net Change in Fair
     Value of Derivatives,
     Net of Deferred
     Taxes of $141       -         -         -        -        262         262
                                                                       --------
Total Comprehensive Income                                               6,140
                     ----------------------------------------------------------
Balance at
 December 31, 2003   $6,756   $54,450   $69,930  ($8,704)  ($1,065)   $121,367
                     ----------------------------------------------------------

Comprehensive Income:

  Net Income for the
   Period Ended
   March 31, 2004        -         -      2,897       -         -       2,897

  Other Comprehensive
   Income (Loss):
    Recognition of
     Unrealized Holding
     Loss on Marketable
     Securities, Net of
     Deferred Taxes
     of $216              -         -         -        -       402         402

    Unrealized Holding
     Gain on Marketable
     Securities, Net of
     Deferred Taxes
     of $14              -         -         -        -        26          26

Net Change in Fair
     Value of Derivatives,
     Net of Deferred
     Taxes of $189       -         -         -        -        352         352
                                                                       --------
Total Comprehensive Income                                               3,677
                     ----------------------------------------------------------
Balance at
 March 31, 2004      $6,756   $54,450   $72,827  ($8,704)    ($285)   $125,044
                     ==========================================================

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All Amounts in Thousands)
                                 (Unaudited)
                                                Three Months Ended March 31,
                                                   2004             2003
                                               ------------     ------------
Cash Flows from Operating Activities:
   Net Income                                  $     2,897      $     2,994
   Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation                                   4,759            4,887
      Amortization of Deferred Charges
       and Other Assets                              1,813            1,861
      Deferred Provision for Federal
       Income Taxes                                    887            1,587
      Equity in Net Income of Unconsolidated
       Entities                                     (1,212)             (67)
      Loss (Gain) on Sale of Other Assets                7               (4)
      Loss (Gain) on Early Extinguishment of Debt       31           (1,260)
      Loss on Sale of Investment                       623              -
   Changes in:
      Accounts Receivable                            8,153           (2,407)
      Inventories and Other Current Assets           1,116            1,722
      Other Assets                                     182             (498)
      Accounts Payable and Accrued Liabilities      (2,667)           2,735
      Federal Income Taxes Payable                    (238)             (92)
      Billings in Excess of Income Earned
       and Expenses Incurred                        (3,509)            (313)
      Other Long-Term Liabilities                   (1,527)          (1,706)
                                               ------------     ------------
Net Cash Provided by Operating Activities           11,315            9,439
                                               ------------     ------------
Cash Flows from Investing Activities:
   Net Investment in Direct Financing Lease            526              462
   Additions to Vessels and Other Assets            (1,366)          (1,912)
   Additions to Deferred Charges                      (483)            (179)
   Proceeds from Sale of Vessels and Other
    Assets                                             -                 50
   Purchase of and Proceeds from Short
    Term Investments                                  (378)              61
   Net Decrease (Increase) in Restricted
    Cash Account                                       865             (377)
   Other Investing Activities                          -                (17)
                                               ------------     ------------
Net Cash Used by Investing Activities                 (836)          (1,912)
                                               ------------     ------------
Cash Flows from Financing Activities:
   Proceeds from Issuance of Debt                      -             10,000
   Repayment of Debt                                (4,887)         (16,951)
   Additions to Deferred Financing Charges             (64)             (61)
   Other Financing Activities                           (1)           1,380
                                               ------------     ------------
Net Cash Used by Financing Activities               (4,952)          (5,632)
                                               ------------     ------------
Net Increase in Cash and Cash Equivalents            5,527            1,895)
Cash and Cash Equivalents at Beginning of Period     8,881            4,419
                                               ------------     ------------
Cash and Cash Equivalents at End of Period     $    14,408      $     6,314
                                               ============     ============

      The accompanying notes are an integral part of these statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (Unaudited)

Note 1.  Basis of Preparation
     We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date. We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003. We have made certain reclassifications to prior period financial information in order to conform to current year presentations.
     The foregoing 2004 interim results are not necessarily indicative of the results of operations for the full year 2004. Interim statements are subject to possible adjustments in connection with the annual audit of our accounts for the full year 2004. Management believes that all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of the information shown have been made.
     Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest and to use the equity method to account for investments in entities in which we hold a 20% to 50% voting interest. We use the cost method to account for investments in entities in which we hold less than 20% voting interest and in which we cannot exercise significant influence over operating and financial activities.
     We have eliminated all significant intercompany accounts and transactions.

Note 2.  Operating Segments
     Our four operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment, and Rail-Ferry Service, are identified primarily by the characteristics of the contracts and terms under which our vessels and barges are operated. We report in the Other category results of several of our subsidiaries that provide ship charter brokerage, agency, and other specialized services primarily to our operating segments. We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
     We do not allocate administrative and general expenses, investment income, other income, losses or gains on early extinguishment of debt, equity in net income of unconsolidated entities, or income taxes to our segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries that provide specialized services to the operating segments. The following table presents information about segment profit and loss for the three months ended March 31, 2004 and 2003:

(All Amounts in Thousands)
                            Time
                   Liner   Charter   Contracts of Rail-Ferry
                  Services Contracts Affreightment Service  Other  Elim.  Total
-------------------------------------------------------------------------------
2004
Revenues from external
 customers      $23,232   $29,079   $ 3,995     $ 4,056   $ 5,481    -  $65,843
Intersegment
 revenues             -         -         -           -     3,113 (3,113)   -
Vessel and barge
 depreciation       856     2,283       604         729       155    -    4,627
Gross voyage
 Profit (loss)      462     7,715     1,301        (864)    1,387    -   10,001
Interest expense    221     1,550       391         505        55    -    2,722
Loss on sale of
 other assets         -         -         -           -       (7)    -      (7)
Segment profit (loss)
 before investment income,
 loss on sale of investment, loss on
 early extinguishment of debt,
 administrative and general expenses,
 equity in net income of
 unconsolidated entities,
 and taxes      $   241   $ 6,165   $   910     ($1,369)  $ 1,325    -  $ 7,272
-------------------------------------------------------------------------------
2003
Revenues from external
 customers      $20,141   $32,732   $ 4,004     $ 3,171   $ 4,758    -  $64,806
Intersegment
 revenues             -         -         -           -     3,497  (3,497)   -
Vessel and barge
 depreciation       819     2,431       604         729        71    -    4,654
Gross voyage
 (loss) profit       (9)    9,718     1,249        (733)      309    -   10,534
Interest expense    298     2,017       497         639        30    -    3,481
Gain on sale of
 other assets         -         -         -           -         4    -        4
Segment (loss) profit
 before investment income,
 other income, gain on early
 extinguishment of debt,
 administrative and general
 expenses, equity in net income
 of unconsolidated entities,
 and taxes       ($ 307)  $ 7,701   $   752     ($1,372)  $   283    -  $ 7,057
-------------------------------------------------------------------------------


     Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)                      Three Months Ended March 31,
                                                     2004          2003
                                                   ----------   ----------
Total profit for reportable segments                 $7,272       $7,057
Unallocated amounts:
   Loss on sale of investment                          (623)         -
   Investment income                                    168          228
   Other income                                         -             22
   Loss (gain) on early extinguishment of debt          (31)       1,260
   Administrative and general expenses               (4,106)      (4,011)
                                                   ----------   ----------
Income before provision for income taxes and
  equity in net income of unconsolidated entities    $2,680       $4,556
                                                   ==========   ==========


Note 3.  Earnings Per Share
     Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were included in the computation of diluted earnings per share in the first three months of 2004, but were excluded from the computation of diluted earnings per share in the first three months of 2003, as the effect would have been antidilutive.

Note 4. Coal Carrier Contract
     As previously reported, our wholly owned subsidiary, Enterprise Ship Company, Inc. ("Enterprise"), time charters the U.S. Flag coal carrier, ENERGY ENTERPRISE, to US Generating New England, Inc. ("USGenNE"), an indirect subsidiary of PG&E Corporation. On July 8, 2003, USGenNE filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and has subsequently received from the court an extension of time to submit its bankruptcy plan until July 2, 2004, and an extension of time until September 1, 2004, to solicit acceptance to its plan. USGenNE is current in all of its obligations to Enterprise under the time charter except for approximately $850,000 of pre-petition invoices covering charter hire and related expenses. The $850,000 of pre-petition invoices owed to us is an unsecured claim in the bankruptcy proceeding. Under the federal bankruptcy laws, USGenNE has the right to either accept or reject the time charter. If USGenNE accepts the time charter, it is then required to meet its payment and financial obligations under the time charter including the $850,000 pre-petition invoices. If USGenNE ultimately rejects the time charter, then Enterprise would have a priority administrative claim with respect to all amounts due it under the time charter related to the post-petition period. At this time, we cannot predict whether the time charter will be accepted or rejected, therefore, we have not made an allowance for the pre-petition invoices on our financial statements as of March 31, 2004. In the event the time charter is ultimately rejected, management believes the vessel can be utilized in alternative employment without incurring a material impairment to the vessel's carrying
value, although we can give no assurance at this time.   Although, USGenNE has
continued to use the vessel in 2004 through the date of this report, we can give no assurance whether USGenNE will continue to use the vessel through the end of the year.

Note 5.  Employee Benefit Plans
     The following table provides the components of net periodic benefit cost for the plans:

                                    Pension Plan       Postretirement Benefits
                             -----------------------   -----------------------
(All Amounts in Thousands)     Three Months Ended        Three Months Ended
                                    March 31,                 March 31,
                               2004          2003        2004          2003
                             -----------------------   -----------------------
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
Service cost                  $   137     $   117      $     19     $     16
Interest cost                     308         298           147          149
Expected return on plan assets   (346)       (300)          -            -
Amortization of prior service
  cost                              2           2           -            -
Amortization of net actuarial
  loss                             23          47            25           17
                             -----------------------   -----------------------
Net periodic benefit cost     $   124     $   164      $    191     $    182
                             =======================   =======================


     We contributed $143,000 to our pension plan in the first quarter of 2004. We do not expect to make any further contributions to our pension plan in 2004 and we do not expect to make any contributions to our post retirement benefits plan in 2004.
     In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 was signed into law. In addition to including numerous other provisions that have potential effects on an employer's retiree health plan, the Medicare law included a special subsidy for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit. We have elected the delayed accounting treatment. Future FASB action could affect amounts shown in this report.

Note 6.  Unconsolidated Entities
     In the fourth quarter of 2003, we acquired a 50% investment in Dry Bulk Cape Holding Inc., which owns two cape-size bulk carrier vessels built in Calendar Years 2002 and 2003. This investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes. For the three months ended March 31, 2004, our portion of earnings net of taxes was 1.1 Million. In April of 2004, we received a cash distribution of $1.6 Million.
     The unaudited combined condensed results of operations of Dry Bulk Cape Holding Inc. are summarized below:

 (Amounts in Thousands)              Three Months Ended
                                       March 31, 2004
                                     ------------------
Operating Revenue                          $ 5,682
Operating Income                           $ 4,100
Net Income                                 $ 3,324


Note 7.  New Accounting Pronouncements
     In January of 2003, the FASB issued Financial Accounting Series Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity, where the company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. On December 24, 2003, the FASB issued a revision to FIN 46, which among other things deferred the effective date for certain variable interests. Application is required for interests in special-purpose entities in the period ending after December 15, 2003 and application is required for all other types of variable interest entities in the period ending after March 31, 2004. We have investments in certain unconsolidated entities in which we have less than 100% ownership. We have evaluated these investments and determined that we do not have any investments in variable interest entities. Therefore, the adoption of FIN No. 46 did not have an impact on the financial statements.
     In September of 2003, the Securities and Exchange Commission approved a Statement of Position ("SOP") on "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." This proposed SOP provided guidance on accounting for certain costs and activities relating to property, plant, and equipment ("PP&E") and incorporated the following principles; (1) PP&E consists of one or more components, which should be recorded at cost, (2) a PP&E component should be depreciated over its expected useful life, and (3) the costs of a replacement PP&E component and the component replaced should not concurrently be recorded as assets. Costs related to PP&E that are incurred during the in-service stage should be charged to expense as incurred unless the costs are incurred for the acquisition or construction of additional components or the replacement of existing components. Our current policy on drydocking costs is to defer these costs and amortize them over the period between drydockings. The SOP was presented for FASB clearance early in 2004 and in April of 2004, the FASB voted unanimously not to clear the draft SOP.
     In December of 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised statement retains the disclosure requirements of the original statement and requires additional annual disclosures including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows. In addition to expanded annual disclosures, the revised statement requires the components of net periodic benefit cost to be disclosed in interim periods. This statement is effective for financial statements with fiscal years ended after December 15, 2003, and the interim period disclosures are effective for interim periods beginning after December 15, 2003. The additional interim disclosures required by the revised statement are included in this report.

                                       ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------
     Certain statements made by us or on our behalf in this report or elsewhere that are not based on historical facts are intended to be "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on beliefs and assumptions about future events that are inherently unpredictable and are therefore subject to significant risks and uncertainties. In this report, the terms "we," "us," "our," and "the Company" refer to International Shipholding Corporation and its subsidiaries.
     Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business and asset dispositions; (5) estimated losses attributable to asbestos claims; (6) estimated obligations, and the timing thereof, to U.S. Customs relating to foreign repair work; (7) the adequacy and availability of capital resources on commercially acceptable terms; (8) our ability to remain in compliance with our debt covenants; (9) anticipated trends in government sponsored cargoes; (10) our ability to maintain our government subsidies; and (11) the anticipated improvement in the results of our Mexican Rail-Ferry Service.
     We caution readers that certain important factors have affected, and are likely in the future to affect, our ability to achieve our expectations in those areas and in others, including our actual consolidated results of operations. Such factors may, and in some cases are likely to, cause future results to differ materially from those expressed in or implied by any forward-looking statements made in this report or elsewhere by us or on our behalf. Such factors include, without limitation, (1) political events in the United States and abroad, including terrorism, and the U.S. military's response to those events; (2) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (3) charter hire rates and vessel utilization rates; (4) unanticipated trends in operating expenses such as fuel and labor costs; (5) trends in interest rates, and the availability and cost of capital to us; (6) the frequency and severity of claims against us, and unanticipated court results and changes in laws and regulations; (7) our success in renewing existing contracts and securing new ones, in each case on favorable economic terms; (8) unplanned maintenance and out-of-service days; (9) the ability of customers to fulfill obligations with us; (10) the performance of our unconsolidated subsidiaries, (11) the uncertain future of our Coal Carrier contract with USGenNE, and (12) our ability to effectively handle our substantial leverage by servicing and meeting the covenant requirements in each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others.
     A more complete description of certain of these important factors is contained in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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

Executive Summary
-----------------
     During the first quarter of 2003, we realized a before tax gain of approximately $1.26 million resulting from the retirement at a discount of approximately $7.9 million of our 7.75% Unsecured Notes scheduled to mature in 2007. Excluding this gain, first quarter of 2003 net income was $2.2 million compared to first quarter of 2004 net income of $2.9 million, or an improvement of approximately $700,000 in the current quarter.
     The 50% investment that was made in the fourth quarter of 2003 in the two Capesize bulk carriers that operate in an international bulk carrier pool contributed to our improved results. Cargo volumes on our commercial liner services continued the higher trend that we experienced in the fourth quarter of 2003. As a result, both our

U.S. Flag and Foreign Flag LASH Liner Services showed improvements from the
comparable period in 2003.   Our three U.S. Flag Roll-On/Roll-Off vessels
chartered to the Military Sealift Command ("MSC") and our Molten Sulphur Carrier which operates under a long-term contract produced acceptable results. The U.S. Flag Coal Carrier whose charterer, USGenNE, is under bankruptcy protection, operated the entire quarter for that charterer (see Part I, Note 4. Coal Carrier Contract for further discussion).
     Our U.S. Flag Pure Car/Truck Carriers ("PCTCs") experienced a slight drop from the comparable 2003 period while the foreign flag PCTCs operated with satisfactory results in the quarter. While cargo volume on our Rail-Ferry Service between Mobile, Alabama and Coatzacoalcos, Mexico continued to improve, we had some unanticipated first quarter operating expenses which negatively impacted results. We expect continued support from our clients in the service. The minority investment in the cement carrier company produced expected results while our 50% joint venture in the over the road domestic car transportation trucking company produced better results when compared to the first quarter of 2003.


                             RESULTS OF OPERATIONS
                            ------------------------
                       THREE MONTHS ENDED MARCH 31, 2004
                 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

Gross Voyage Profit
-------------------
     Gross voyage profit decreased 5.1% from $10.5 Million in the first quarter of 2003 to $10 Million in the first quarter of 2004. The changes associated with each of our segments are discussed below.
     Liner Services: Gross voyage profit for this segment improved from a loss of $9,000 in the first quarter of 2003 to a profit of $462,000 in the first
quarter of 2004.   The improvement was primarily a result of higher cargo
volumes in the first quarter of 2004 compared to 2003 for both our U.S. Flag LASH Liner service and Foreign Flag LASH Liner service.
     Time Charter Contracts: The decrease in this segment's gross voyage profit from $9.7 Million in the first quarter of 2003 to $7.7 Million in the first quarter of 2004 was primarily a result of our U.S. Flag PCTCs carrying less supplemental cargoes, in addition to the time charter agreements, during 2004 as compared to 2003. Additionally, our Multi-Purpose vessel, which previously operated under charter to the MSC, contributed to the first quarter of 2003 results. The vessel completed its charter in early 2003 and was sold shortly thereafter.
     Contracts of Affreightment: Gross voyage profit for this segment increased slightly from $1.2 Million in the first quarter of 2003 to $1.3 Million in the first quarter of 2004. Although cargo volume increased, operating costs also increased.
     Rail-Ferry Service: Gross voyage loss for this segment increased slightly from a loss of $733,000 in the first quarter of 2003 to a loss of $864,000 in the first quarter of 2004. While cargo volume improved, the service experienced unanticipated operating expenses during the first quarter of 2004.
     Other:   Gross voyage profit for this segment increased from $309,000 in the first quarter of 2003 to $1.4 Million in the first quarter of 2004. The increase resulted primarily from improved results of our insurance subsidiary, which operates solely to cover self-retained insurance risks, due to reductions of prior period policy reserves, as well as improved results from our 50% owned car transportation truck company.

Other Income and Expense
------------------------
     Interest expense decreased 21.8% from $3.5 Million in the first quarter of 2003 to $2.7 Million in the first quarter of 2004. Decreases due to regularly scheduled payments on outstanding debt and lower interest rates accounted for $440,000 of the difference. Reduced cost from the early repayment of our 7.75% Senior Notes, as well as early debt retirements, accounted for approximately $319,000 of the decrease.
     Loss on early extinguishment of debt of $31,000 in the first quarter of 2004 was due to the early retirement of debt associated with our Molten Sulphur Carrier. The gain of $1,260,000 in the first quarter of 2003 resulted from the retirement at a discount of approximately $7.9 Million of our 7.75% Senior Notes due in 2007.

Income Taxes
------------
     We had a tax provision of $1 Million and $1.6 Million for the first quarter of 2004 and 2003, respectively, at the statutory rate of 35% for both periods.

Equity in Net Income of Unconsolidated Entities
-----------------------------------------------
     Equity in net income of unconsolidated entities, net of taxes, increased from $67,000 in the first quarter of 2003 to $1.2 Million in the first quarter of 2004. The improvement was primarily related to our 50% investment in a company owning two newly built cape-size bulk carrier vessels and our minority
interest in companies owning and operating cement carrying vessels.   Our 50%
investment in the cape-size bulk carrier company, which was acquired in November of 2003, contributed $1.1 Million net of taxes in 2004. Our 30% investment in the cement carrier company contributed $112,000 net of taxes in the first quarter of 2004 compared to $67,000 net of taxes in the first quarter of 2003.

                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

     The following discussion should be read with the more detailed Consolidated Condensed Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.
     Our working capital increased from $16.8 Million at December 31, 2003, to $19.4 Million at March 31, 2004. Of the $45.9 Million in current liabilities, $13.8 Million related to the current maturities of long-term debt at March 31, 2004. Cash and cash equivalents increased during the first quarter of 2004 by $5.5 Million from $8.9 Million at December 31, 2003, to $14.4 Million at March 31, 2004. The increase was due to cash provided by operating activities of $11.3 Million, partially offset by cash used for investing activities of $1 Million and financing activities of $5 Million.

     Operating activities generated a positive cash flow after adjusting net income of $2.9 Million for non-cash provisions such as depreciation and amortization. Cash used for investing activities of $1 Million was primarily for purchases of non-vessel related assets used by our car transportation truck company.
     Cash used for financing activities of $5 Million included $2.5 Million used for regularly scheduled payments of debt, and $2.5 Million used for early repayment of one of our debt obligations.
     As of March 31, 2004, $14.5 Million was available on our $15 Million revolving credit facility, which expires in April of 2006.
     Debt and Lease Obligations - We have several vessels under operating leases, including three PCTCs, one LASH vessel, one Ice Strengthened Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel. We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases. Our obligations associated with these leases are summarized in the table below.
     The following is a summary of the scheduled maturities by period of our outstanding debt and lease obligations as of March 31, 2004:

                          Apr. 1-
Debt and Lease            Dec. 31,
 Obligations (000's)       2004     2005     2006     2007     2008  Thereafter
-------------------------------------------------------------------------------
Long-term debt (including
 current maturities)      $ 11,448 $ 12,366 $ 10,804 $ 80,381 $  7,468 $ 51,793
Operating leases            18,358   19,060   19,073   18,948   16,893   91,558
                         ------------------------------------------------------
  Total by period         $ 29,806 $ 31,426 $ 29,877 $ 99,329 $ 24,361 $143,351
                         ======================================================

     Debt Covenant Compliance Status - We have met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth, and interest coverage ratio, after these were amended for the full year 2002. We also met, as of March 31, 2004, the more restrictive financial covenants that became effective in 2003, and believe we will continue to meet them throughout 2004, although we can give no assurance to that effect.
     If our cash flow and capital resources are not sufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.
     Mexican Service Results - We expect the results of the Mexican Service to improve and contribute to our cash flows. If market conditions adversely impact those projections, we believe we could find alternative placement for the two vessels supporting the service.
     Dividend Payments - In view of the impairment loss recognized on Assets Held for Disposal during 2001, and to comply with certain financial covenants under our debt agreements, the suspension of quarterly dividend payments on our common shares of stock remains in effect.
     Environmental Issues - We have not been notified that we are a potentially responsible party in connection with any environmental matters.

                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------

     In January of 2003, the FASB issued Financial Accounting Series Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity, where the company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. On December 24, 2003, the FASB issued a revision to FIN 46, which among other things deferred the effective date for certain variable interests. Application is required for interests in special-purpose entities in the period ending after December 15, 2003 and application is required for all other types of variable interest entities in the period ending after March 31, 2004. We have investments in certain unconsolidated entities in which we have less than 100% ownership. We have evaluated these investments and determined that we do not have any investments in variable interest entities. Therefore, the adoption of FIN No. 46 did not have an impact on the financial statements.
     In September of 2003, the Securities and Exchange Commission approved a Statement of Position ("SOP") on "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." This proposed SOP provided guidance on accounting for certain costs and activities relating to property, plant, and equipment ("PP&E") and incorporated the following principles; (1) PP&E consists of one or more components, which should be recorded at cost, (2) a PP&E component should be depreciated over its expected useful life, and (3) the costs of a replacement PP&E component and the component replaced should not concurrently be recorded as assets. Costs related to PP&E that are incurred during the in-service stage should be charged to expense as incurred unless the costs are incurred for the acquisition or construction of additional components or the replacement of existing components. Our current policy on drydocking costs is to defer these costs and amortize them over the period between drydockings. The SOP was presented for FASB clearance early in 2004 and in April of 2004, the FASB voted unanimously not to clear the draft SOP.
     In December of 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised statement retains the disclosure requirements of the original statement and requires additional annual disclosures including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, and cash flows. In addition to expanded annual disclosures, the revised statement requires the components of net periodic benefit cost to be disclosed in interim periods. This statement is effective for financial statements with fiscal years ended after December 15, 2003, and the interim period disclosures are effective for interim periods beginning after December 15, 2003. The additional interim disclosures required by the revised statement are included in this report.

                                     ITEM 3.
            QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk. We utilize derivative financial instruments including forward exchange contracts, interest rate swap agreements, and commodity swap agreements to manage certain of these exposures. We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation. We neither hold nor issue financial instruments for trading purposes.
     Interest Rate Risk. The fair value of long-term debt at March 31, 2004, including current maturities, was estimated to be $178.3 Million compared to a carrying value of $174.1 Million. The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at March 31, 2004, would be approximately $1.7 Million or 1% of the carrying value.
     The fair value of the interest rate swap agreement discussed in our Form 10-K was a liability of $515,000 at March 31, 2004, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date taking into account current market conditions and interest rates. A hypothetical 10% decrease in interest rates as of March 31, 2004, would not result in a material change in the fair value of the liability.
     Commodity Price Risk. In January of 2004, we entered into a fuel hedge agreement for the month of February for 3,000 metric tons at a contract price
of $140 per metric ton of fuel.   As of March 31, 2004, we have no commodity
swap agreements to manage our exposure to price risk related to the purchase of the estimated 2004 fuel requirements for our Liner Services or Rail-Ferry Service segment.
     Foreign Exchange Rate Risk. There were no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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


                           PART II - OTHER INFORMATION
                                    ITEM 4.
                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Shareholders was held April 28, 2004. The matters voted upon and the results of the voting were as follows:

(1)	Election of Board of Directors:

       Nominee                Shares Voted For           Withheld Authority
      --------------------    -----------------------    -------------------
      Niels W. Johnsen	       	   4,533,735  	              996,218
	Erik F. Johnsen			   4,053,735		      1,476,218
	Niels M. Johnsen		     	   4,533,517		 	  996,436
	Erik L. Johnsen			   4,533,774			  996,179
	Harold S. Grehan, Jr.		   4,044,053		      1,485,900
      Raymond V. O'Brien, Jr.	    	   5,491,452		  	   38,501
	Edwin Lupberger		    	   5,491,454		  	   38,499
	Edward K. Trowbridge		   5,491,709		  	   38,244
	H. Merritt Lane III		   5,491,748		  	   38,205


(2) Ratification of Ernst & Young LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2004:

Shares Voted For			  5,526,145
Shares Voted Against		      1,195
Abstentions			            2,612



                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBIT INDEX
				Exhibit Number		Description
				--------------		-----------

Part II Exhibits:                 3              Restated Certificate of
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

                                                 Section 302 of the Sarbanes-
                                                 Oxley Act of 2002

                                 31.2            Certification of Chief
                                                 Financial Officer Pursuant to
                                                 Section 302 of the Sarbanes-
                                                 Oxley Act of 2002

                                 32.1            Certification of Chief
                                                 Executive Officer Pursuant to
                                                 18 U.S.C. Section 1350 as
                                                 Adopted Pursuant to Section
                                                 906 of the Sarbanes-Oxley
                                                 Act of 2002

                                 32.2            Certification of Chief
                                                 Financial Officer Pursuant to
                                                 18 U.S.C. Section 1350 as
                                                 Adopted Pursuant to Section
                                                 906 of the Sarbanes-Oxley
                                                 Act of 2002

(b) On April 29, 2004, we filed a current report on Form 8-K to furnish the public announcement of our first quarter 2004 earnings.

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


         May 12, 2004
Date ___________________________