Form 10-Q
period 2004-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 2004-08-12
CIK 278041

               INTERNATIONAL SHIPHOLDING CORPORATION AND SUBSIDIARIES

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2004
                                              -------------

__    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the transition period from__________to__________

                          Commission file number:  2-63322
                                                  ---------

                        INTERNATIONAL SHIPHOLDING CORPORATION
                       ----------------------------------------
                 (Exact name of registrant as specified in its charter)


          Delaware                                      36-2989662
-------------------------------              -------------------------------
(State or other jurisdiction of		   (I.R.S. Employer Identification
incorporation or organization)                Number)

650 Poydras Street		New Orleans, Louisiana              70130
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12B-2 of the Exchange Act).     YES_________   NO____x____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock  $1 Par Value	    6,082,887 shares	      (June 30, 2004)
---------------------------      -------------------       -----------------



                      PART I - FINANCIAL INFORMATION

                                  ITEM 1.
                            FINANCIAL STATEMENTS

                     INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (All Amounts in Thousands Except Share Data)
                               (Unaudited)
                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     2004       2003         2004      2003
                                  ---------  ---------    ---------  ---------
Revenues                          $ 64,843   $ 67,505     $130,686   $132,311

Operating Expenses:
   Voyage Expenses                  51,924     52,013      103,139    101,631
   Vessel and Barge Depreciation     4,696      5,138        9,323      9,792
                                  ---------  ---------    ---------  ---------
Gross Voyage Profit                  8,223     10,354       18,224     20,888
                                  ---------  ---------    ---------  ---------
Administrative and
 General Expenses                    4,289      4,000        8,395      8,011
(Gain) Loss on Sale of Other            -         (39)           7        (43)
 Assets                           ---------  ---------    ---------  ---------

Operating Income                     3,934      6,393        9,822     12,920
                                  ---------  ---------    ---------  ---------
Interest and Other:
   Interest Expense                  2,626      3,171        5,348      6,652
   Loss on Sale of Investment           -          -           623         -
   Investment Income                  (161)      (302)        (329)      (530)
   Other Income                         -         (81)          -        (103)
   Loss (Gain) on Early
    Extinguishment of Debt              15         -            46     (1,260)
                                  ---------  ---------    ---------  ---------
                                     2,480      2,788        5,688      4,759
                                  ---------  ---------    ---------  ---------
Income Before Provision for
 Income Taxes and Equity in Net
 Income of Unconsolidated Entities   1,454      3,605        4,134      8,161
                                  ---------  ---------    ---------  ---------
Provision for  Income Taxes:
   Current                             105        164          210        164
   Deferred                            460      1,085        1,347      2,672
   State                                10         26           13         68
                                  ---------  ---------    ---------  ---------
                                       575      1,275        1,570      2,904
                                  ---------  ---------    ---------  ---------
Equity in Net Income of
 Unconsolidated Entities
 (Net of Applicable Taxes)             949        160        2,161        227
                                  ---------  ---------    ---------  ---------
Net Income                        $  1,828   $  2,490     $  4,725   $  5,484
                                  =========  =========    =========  =========
Basic and Diluted Earnings
 Per Share:
   Net Income                     $   0.30   $   0.41     $   0.78   $   0.90
                                  =========  =========    =========  =========

Weighted Average Shares of
 Common Stock Outstanding:
   Basic                          6,082,887  6,082,887    6,082,887  6,082,887
   Diluted                        6,097,164  6,082,887    6,094,813  6,082,887

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                          (All Amounts in Thousands)
                                 (Unaudited)

                                                 June 30,       December 31,
ASSETS                                             2004             2003
                                               ------------     ------------
Current Assets:
   Cash and Cash Equivalents                   $     9,564      $     8,881
   Restricted Cash                                   6,541            7,406
   Marketable Securities                             4,140            2,650
   Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $298 and $327
    in 2004 and 2003, Respectively:
      Traffic                                       18,516           23,070
      Agents'                                        4,035            4,119
      Claims and Other                               9,960            9,438
   Federal Income Taxes Receivable                     271                -
   Deferred Income Tax                                 144              144
   Net Investment in Direct Financing Lease          2,232            2,128
   Other Current Assets                              3,634            6,295
   Material and Supplies Inventory, at
    Lower of Cost or Market                          3,235            3,177
   Current Assets Held for Disposal                     89               89
                                               ------------     ------------
Total Current Assets                                62,361           67,397
                                               ------------     ------------

Investment in Unconsolidated Entities                9,814            8,413
                                               ------------     ------------
Net Investment in Direct Financing Lease            47,981           49,136
                                               ------------     ------------
Vessels, Property, and Other
 Equipment, at Cost:
   Vessels and Barges                              324,459          324,413
   Other Equipment                                   7,082            5,233
   Terminal Facilities                                 140              345
   Furniture and Equipment                           3,812            4,304
                                               ------------     ------------
                                                   335,493          334,295
Less -  Accumulated Depreciation                  (120,185)        (111,154)
                                               ------------     ------------
                                                   215,308          223,141
                                               ------------     ------------
Other Assets:
   Deferred Charges, Net of Accumulated
    Amortization of $14,510 and $14,614
    in 2004 and 2003, Respectively                  13,514           12,319
   Acquired Contract Costs, Net of Accumulated
    Amortization of $22,157 and $21,430
    in 2004 and 2003, Respectively                   8,367            9,095
   Due from Related Parties                          2,535            2,535
   Other                                             9,566           10,415
                                               ------------     ------------
                                                    33,982           34,364
                                               ------------     ------------

                                               $   369,446      $   382,451
                                               ============     ============

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (All Amounts in Thousands Except Share Data)
                                 (Unaudited)

                                                 June 30,       December 31,
LIABILITIES AND STOCKHOLDERS' INVESTMENT           2004             2003
                                               ------------     ------------
Current Liabilities:
   Current Maturities of Long-Term Debt        $    12,366      $    14,866
   Accounts Payable and Accrued Liabilities         28,530           35,510
   Federal Income Tax Payable                           -               183
                                               ------------     ------------
Total Current Liabilities                           40,896           50,559
                                               ------------     ------------
Billings in Excess of Income Earned
 and Expenses Incurred                               2,804            5,271
                                               ------------     ------------
Long-Term Debt, Less Current Maturities            156,122          164,144
                                               ------------     ------------
Other Long-Term Liabilities:
   Deferred Income Taxes                            22,216           19,565
   Other                                            20,675           21,545
                                               ------------     ------------
                                                    42,891           41,110
                                               ------------     ------------
Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock                                      6,756            6,756
   Additional Paid-In Capital                       54,450           54,450
   Retained Earnings                                74,655           69,930
   Less - Treasury Stock                            (8,704)          (8,704)
   Accumulated Other Comprehensive Loss               (424)          (1,065)
                                               ------------     ------------
                                                   126,733          121,367
                                               ------------     ------------

                                               $   369,446      $   382,451
                                               ============     ============

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All Amounts in Thousands)
                                 (Unaudited)
                                                  Six Months Ended June 30,
                                                   2004             2003
                                               ------------     ------------
Cash Flows from Operating Activities:
   Net Income                                  $     4,725      $     5,484
   Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation                                   9,572           10,195
      Amortization of Deferred Charges
       and Other Assets                              3,724            3,730
      Deferred Provision for Federal
       Income Taxes                                  1,347            2,672
      Equity in Net Income of Unconsolidated
       Entities                                     (2,161)            (227)
      Loss (Gain) on Sale of Other Assets                7              (43)
      Loss (Gain) on Early Extinguishment of Debt       46           (1,260)
      Loss on Sale of Investment                       623                -
   Changes in:
      Accounts Receivable                            5,607           (8,295)
      Inventories and Other Current Assets           4,135            3,095
      Deferred Drydocking Charges                   (2,225)            (287)
      Other Assets                                     612            1,593
      Accounts Payable and Accrued Liabilities     (10,618)           1,291
      Federal Income Taxes Payable                    (646)           1,760
      Billings in Excess of Income Earned
       and Expenses Incurred                        (2,467)          (1,226)
      Other Long-Term Liabilities                   (1,697)          (3,344)
                                               ------------     ------------
Net Cash Provided by Operating Activities           10,584           15,138
                                               ------------     ------------
Cash Flows from Investing Activities:
   Net Investment in Direct Financing Lease          1,051              941
   Additions to Vessels and Other Assets            (1,698)          (2,837)
   Proceeds from Sale of Vessels and Other
    Assets                                               -              478
   Purchase of and Proceeds from Short
    Term Investments                                (1,637)              54
   Proceeds from Sale of Marketable
    Equity Securities                                    -              200
   Investment in Unconsolidated Entities             2,008              128
   Partial Sale of Unconsolidated Entities               -               15
   Net Decrease (Increase) in Restricted
    Cash Account                                       865             (124)
   Other Investing Activities                          113              (18)
                                               ------------     ------------
Net Cash Provided (Used) by Investing
 Activities                                            702           (1,163)
                                               ------------     ------------
Cash Flows from Financing Activities:
   Proceeds from Issuance of Debt                    1,000           17,000
   Repayment of Debt                               (11,522)         (33,700)
   Additions to Deferred Financing Charges             (65)             (66)
   Other Financing Activities                          (16)           1,380
                                               ------------     ------------
Net Cash Used by Financing Activities              (10,603)         (15,386)
                                               ------------     ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                      683           (1,411)
Cash and Cash Equivalents at Beginning of Period     8,881            4,419
                                               ------------     ------------
Cash and Cash Equivalents at End of Period     $     9,564      $     3,008
                                               ============     ============

      The accompanying notes are an integral part of these statements.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   JUNE 30, 2004
                                    (Unaudited)

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

Note 2.  Employee Benefit Plans
     The following table provides the components of net periodic benefit cost for the pension plan:

(All Amounts in Thousands)

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
COMPONENTS OF NET PERIODIC BENEFIT COST:  2004   2003          2004   2003
                                         -------------        --------------
Service cost                             $ 137  $ 117         $ 274  $ 234
Interest cost                              308    298           616    596
Expected return on plan assets            (346)  (300)         (692)  (600)
Amortization of prior service cost           2      2             4      4
Amortization of net actuarial loss          23     47            46     94
                                         --------------       --------------
Net periodic benefit cost                $ 124  $ 164         $ 248  $ 328
                                         ==============       ==============


     The following table provides the components of net periodic benefit cost for the postretirement benefits plan:

(All Amounts in Thousands)

                                       Three Months Ended   Six Months Ended
                                           June 30,              June 30,
COMPONENTS OF NET PERIODIC BENEFIT COST:  2004   2003          2004   2003
                                         --------------       --------------
Service cost                             $  19  $  16         $  38  $  32
Interest cost                              147    149           294    298
Amortization of net actuarial loss          25     17            50     34
                                         --------------       --------------
Net periodic benefit cost                $ 191  $ 182         $  382 $ 364
                                         ==============       ==============


     We contributed $143,000 to our pension plan in the first quarter of 2004. We do not expect to make any further contributions to our pension plan in 2004 and we do not expect to make any contributions to our post retirement benefits plan in 2004.
     In December of 2003, the Medicare Prescription Drug,Improvements, and Modernization Act of 2003 ("Act") was signed into law. In addition to including numerous other provisions that have potential effects on an employer's retiree health plan, the Medicare law included a special subsidy for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit.
In May of 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements, and Modernization Act of 2003," that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. We are required to adopt the provisions of this FSP effective July 1, 2004 and are still evaluating the impact of adoption on our financial position and results of operations.

Note 3.  Operating Segments
     Our four operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment, and Rail-Ferry Service, are identified primarily by the characteristics of the contracts and terms under which our vessels and barges are operated. We report in the Other category results of several of our subsidiaries that provide ship charter brokerage, agency, and other specialized services primarily to our operating segments. We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
     We do not allocate administrative and general expenses, investment income, other income, losses or gains on early extinguishment of debt, equity in net income of unconsolidated entities, or income taxes to our segments. Intersegment revenues are based on market prices and include revenues earned by subsidiaries that provide specialized services to the operating segments.

     The following table presents information about segment profit and loss for the three months ended June 30, 2004 and 2003:

(All Amounts in Thousands)
                            Time
                   Liner   Charter   Contracts of Rail-Ferry
                  Services Contracts Affreightment Service  Other  Elim.  Total
-------------------------------------------------------------------------------
2004
Revenues from external
 customers      $22,375   $28,422    $4,035      $3,928   $ 6,083   - $ 64,843
Intersegment
 revenues             -         -         -           -     3,116 (3,116)    -
Vessel and barge
 depreciation       855     2,283       605         729       224   -    4,696
Gross voyage
 profit (loss)      300     6,997     1,423        (854)      357   -    8,223
Interest expense    205     1,496       379         491        55   -    2,626
Gain on sale of
 other assets         -         -         -           -         -   -        -
Segment profit (loss)
 before administrative
 and general expenses,
 investment income, loss
 on sale of investment,
 loss on early
 extinquishment of debt,
 other income, equity
 in net income of
 unconsolidated entities,
 and taxes            95     5,501     1,044     (1,345)      302   -    5,597
-------------------------------------------------------------------------------
2003
Revenues from external
 customers       $19,809   $33,882    $4,013      $4,209    $5,592   -  $67,505
Intersegment
 revenues              -         -         -           -     3,386 (3,386)    -
Vessel and barge
 depreciation        823     2,887       604         729        95   -    5,138
Gross voyage
 (loss) profit      (536)    9,520     1,232        (416)      554   -   10,354
Interest expense     209     2,093       364         469        36   -    3,171
Gain on sale of
 other assets          -         -         -           -        39   -       39
Segment (loss) profit
 before administrative
 and general expenses,
 investment income, loss
 on sale of investment,
 loss on early
 extinguishment of debt,
 other income, equity
 in net income of
 unconsolidated entities,
 and taxes          (745)    7,427       868        (885)       557  -    7,222
-------------------------------------------------------------------------------


     The following table presents information about segment profit and loss for the six months ended June 30, 2004 and 2003:

(All Amounts in Thousands)
                            Time
                   Liner   Charter   Contracts of Rail-Ferry
                  Services Contracts Affreightment Service  Other  Elim.  Total
-------------------------------------------------------------------------------
2004
Revenues from external
 customers      $45,607   $57,501    $8,030      $7,984   $11,564   -  $130,686
Intersegment
 revenues             -         -         -           -     6,229 (6,229)    -
Vessel and barge
 depreciation     1,711     4,566     1,209       1,458       379   -     9,323
Gross voyage
 profit (loss)      762    14,712     2,724      (1,718)    1,744   -    18,224
Interest expense    426     3,046       770         996       110   -     5,348
Loss on sale of
 other assets         -         -         -           -        (7)  -        (7)
Segment profit (loss)
 before administrative
 and general expenses,
 investment income, loss
 on sale of investment,
 loss on early
 extinguishment of debt,
 other income, equity
 in net income of
 unconsolidated entities,
 and taxes          336    11,666     1,954      (2,714)     1,627   -   12,869
-------------------------------------------------------------------------------
2003
Revenues from external
 customers      $39,950   $66,614    $8,017      $7,380   $10,350  -   $132,311
Intersegment
 revenues             -         -         -           -     6,883 (6,883)    -
Vessel and barge
 depreciation     1,642     5,318     1,208       1,458       166   -     9,792
Gross voyage
 (loss) profit     (545)   19,237     2,481      (1,149)      864   -    20,888
Interest expense    507     4,110       861       1,108        66   -     6,652
Gain on sale of
 other assets         -         -         -           -        43   -        43
Segment (loss) profit
 before administrative
 and general expenses,
 investment income, loss
 on sale of investment,
 loss on early
 extinguishment of debt,
 other income, equity
 in net income of
 unconsolidated entities,
 and taxes        (1,052)    15,127     1,620      (2,257)      841  -   14,279
-------------------------------------------------------------------------------


      Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts
 in Thousands)        Three Months Ended June 30,   Six Months Ended June 30,
                            2004        2003           2004         2003
                      ---------------------------   -------------------------
Total profit for
 reportable segments       $5,597       $7,222        $12,869      $14,279
Unallocated amounts:
   Loss on sale of
    investment                  -            -           (623)           -
   Investment income          161          302            329          530
   Other income                 -           81              -          103
   (Loss) gain on early
    extinguishment of debt    (15)           -            (46)       1,260
   Administrative and
    general expenses       (4,289)      (4,000)        (8,395)      (8,011)
                        --------------------------   ------------------------
Income before provision
   for income taxes and
   equity in net income of
   unconsolidated entities $1,454       $3,605         $4,134       $8,161
                         =========================   ========================


Note 4.  Unconsolidated Entities
     In the fourth quarter of 2003, we acquired a 50% investment in Dry Bulk Cape Holding Inc. ("Dry Bulk"), which owns two cape-size bulk carrier vessels built in calendar years 2002 and 2003. We account for our investment in Dry Bulk under the equity method, and as such our share of the earnings or losses of Dry Bulk is reported in our consolidated statements of income net of taxes. For the six months ended June 30, 2004, our portion of earnings, net of taxes, was $1.7 Million. For the three months ended June 30, 2004, our portion of earnings net of taxes was $621,000. In April of 2004, we received a cash distribution of $1.6 Million from Dry Bulk representing first quarter earnings and in July of 2004, we received a cash distribution of $1 Million from Dry Bulk representing second quarter earnings, which were both recorded as reductions of our investment in Dry Bulk.
     The unaudited combined condensed results of operations of Dry Bulk are summarized below:

(All Amounts
 in Thousands)            Three Months Ended              Six Months Ended
                             June 30, 2004                  June 30, 2004
                         --------------------           --------------------

Opeating Revenue                $ 4,246                         $ 9,928
Operating Income                $ 2,781                         $ 6,881
Net Income                      $ 1,912                         $ 5,236



Note 5.  Earnings Per Share
     Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were included in the computation of diluted earnings per share in the first six months of 2004, but were excluded from the computation of diluted earnings per share in the first six months of 2003, as the effect would have been antidilutive.

Note 6. Comprehensive Income (Loss)
     The following table summarizes components of comprehensive income (loss) for the three months period ended June 30, 2004 and 2003:

                                       Three Months Ended June 30,
(Amounts in Thousands)                     2004            2003
                                       ----------------------------
Net Income                               $ 1,828          $ 2,490
Other Comprehensive Income (Loss):
 Unrealized Holding (Loss) Gain on
  Marketable Securities, Net of
  Deferred Taxes of ($64) and $103,
  Respectively                             (118)              192
 Net Change in Fair Value of
  Derivatives, Net of Deferred
  Taxes of ($11) and $95,
  Respectively                              (21)              176
                                         --------------------------
Total Comprehensive Income               $ 1,689          $ 2,858
                                         --------------------------

     The following table summarizes components of comprehensive income (loss) for the six months period ended June 30, 2004 and 2003:

                                         Six Months Ended June 30,
(Amounts in Thousands)                     2004            2003
                                         --------------------------
Net Income                               $ 4,725          $ 5,484
Other Comprehensive Income (Loss):
 Recognition of Unrealized Holding
  Loss on Marketable Securities,
  Net of Deferred Taxes of $216
 Unrealized Holding (Loss) Gain on           402                -
  Marketable Securities, Net of
  Deferred Taxes of ($50) and $97,
  Respectively                              (92)              181
 Net Change in Fair Value of
  Derivatives, Net of Deferred
  Taxes of $178 and $337,
  Respectively                               331              625
                                         --------------------------
Total Comprehensive Income               $ 5,366          $ 6,290
                                         --------------------------


Note 7. Coal Carrier Contract
     As previously reported, our wholly owned subsidiary, Enterprise Ship Company, Inc. ("Enterprise"), time charters the U.S. Flag coal carrier, ENERGY ENTERPRISE, to US Generating New England, Inc. ("USGenNE"), an indirect subsidiary of PG&E Corporation. On July 8, 2003, USGenNE filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and has subsequently received from the court an extension of time to submit its bankruptcy plan until November 1, 2004, and an extension of time until December 31, 2004, to solicit acceptance to its plan. USGenNE is current in all of its obligations to Enterprise under the time charter except for approximately $850,000 of pre-petition invoices covering charter hire and related expenses. The $850,000 is an unsecured claim in the bankruptcy proceeding. Under the federal bankruptcy laws, USGenNE has the right to either accept or reject the charter. If USGenNE accepts the charter, it is then required to meet its financial obligations under the charter including the $850,000 pre-petition invoices. If USGenNE rejects the charter, then Enterprise would have a priority administrative claim with respect to all amounts due it under the charter related to the post-petition period. At this time, we cannot predict whether the charter will be accepted or rejected; therefore, we have not provided an allowance for the pre-petition invoices in our financial statements as of June 30, 2004. In the event the charter is ultimately rejected, management believes the vessel can be utilized in alternative employment without incurring a material impairment to the vessel's carrying value, although we can give no assurance at this time. Although USGenNE has continued to use the vessel in 2004 through the date of this report, we can give no assurance whether USGenNE will continue to use the vessel through the end of the year.

Note 8.  New Accounting Pronouncements
     In January of 2003, the FASB issued Financial Accounting Series Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity, where the company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. We have investments in certain unconsolidated entities in which we have less than 100% ownership. We have evaluated these investments and determined that we do not have any investments in variable interest entities. Therefore, the adoption of FIN No. 46 as of January 1, 2004 did not have an impact on the financial statements.

                                  ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Forward-Looking Statements
---------------------------
     Certain statements made by us or on our behalf in this report or elsewhere that are not based on historical facts are intended to be "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on beliefs and assumptions about future events that are inherently unpredictable and are therefore subject to significant risks and uncertainties. In this report, the terms "we," "us," "our," and "the Company" refer to International Shipholding Corporation and its subsidiaries.
     Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets,the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business and asset dispositions; (5) estimated losses attributable to asbestos claims; (6) estimated obligations, and the timing thereof, to U.S. Customs relating to foreign repair work; (7) the adequacy and availability of capital resources on commercially acceptable terms; (8) our ability to remain in compliance with our debt covenants; (9) anticipated trends in government sponsored cargoes; (10) our ability to maintain our government subsidies; and (11) the anticipated improvement in the results of our Mexican Rail-Ferry Service.
     We caution readers that certain important factors have affected, and are likely in the future to affect, our ability to achieve our expectations in those areas and in others, including our actual consolidated results of operations. Such factors may, and in some cases are likely to, cause future results to differ materially from those expressed in or implied by any forward-looking statements made in this report or elsewhere by us or on our behalf. Such factors include, without limitation, (1) political events in the United States and abroad, including terrorism, and the U.S. military's response to those events; (2) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (3) charter hire rates and vessel utilization rates; (4) unanticipated trends in operating expenses such as fuel and labor costs; (5) trends in interest rates, and the availability and cost of capital to us; (6) the frequency and severity of claims against us, and unanticipated court results and changes in laws and regulations; (7) our success in renewing existing contracts and securing new ones, in each case on favorable economic terms; (8) unplanned maintenance and out-of-service days; (9) the ability of customers to fulfill their obligations to us; (10) the performance of our unconsolidated subsidiaries, (11) the uncertain future of our Coal Carrier contract with USGenNE, and (12) our ability to effectively handle our substantial leverage by servicing, and meeting the covenant requirements in, each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others.
     A more complete description of certain of these important factors is contained in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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

Executive Summary
------------------
     Our net income for the second quarter of 2004 was $1.8 Million as compared to $2.5 Million for the second quarter of 2003. For the first six months of 2004, net income was $4.7 Million as compared to $5.5 Million for the 2003 period. The 2003 results included a gain of approximately $1.3 Million from the retirement of some of our 7.75% Unsecured Notes scheduled to mature in 2007.

     The combination of our 50% investment in two Capesize bulk carriers and our 30% investment in companies owning and operating cement carrying vessels continue to be major contributors to our results. In the second quarter of 2004, these investments earned approximately $900,000. We continue to see cargo volumes on our commercial liner services improve from the 2003 levels while our U.S. Flag PCTCs experienced lower supplemental cargo volumes during the quarter.
     Although we had the aforementioned improvements, we experienced a significant increase in both our planned and unplanned vessel out-of-service days. Our U.S. Flag Coal Carrier was out-of-service twenty-six days during the quarter for an accelerated drydock due to required repair work. Also in the quarter, one of our U.S. Flag PCTCs had a casualty, which resulted in twenty-six unplanned out-of-service days while a second U.S. Flag PCTC underwent her scheduled drydock of fifteen days. In addition, our Mexican Rail-Ferry service's results were negatively impacted by higher costs related to unanticipated maintenance problems.


                             RESULTS OF OPERATIONS
                            -----------------------
                         SIX MONTHS ENDED JUNE 30, 2004
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

Gross Voyage Profit
---------------------
     Gross voyage profit decreased 12.8% from $20.9 Million in the first six months of 2003 to $18.2 Million in the first six months of 2004. The changes associated with each of our segments are discussed below.
     Liner Services:   Gross voyage profit for this segment improved from a
loss of $545,000 in the first six months of 2003 to a profit of $762,000 in the first six months of 2004. The improvement was primarily a result of higher cargo volumes in the first six months of 2004 compared to 2003 for both our U.S. Flag LASH Liner service and Foreign Flag LASH Liner service.
     Time Charter Contracts:   The decrease in this segment's gross voyage
profit from $19.2 Million in the first six months of 2003 to $14.7 Million in the first six months of 2004 was attributable primarily to our U.S. Flag
PCTCs carrying less supplemental cargoes, which are in addition to the time charter agreements, during 2004 as compared to 2003. The results of our U.S. Flag PCTCs were further impacted by a casualty on one vessel resulting in twenty-six unplanned out-of-service days in the second quarter of 2004 while a second U.S. Flag PCTC underwent her scheduled drydock of fifteen days. The results of our U.S. Flag Coal Carrier was impacted by an accelerated drydock due to required repair work resulting in twenty-six out-of-service days during the second quarter of 2004. Additionally, our Multi-Purpose vessel, completed its charter with the Military Sealift Command in early 2003 and was sold shortly thereafter.
     Contracts of Affreightment:   The increase in this segment's gross voyage
profit from $2.5 Million in the first six months of 2003 to $2.7 Million in the first six months of 2004 was primarily due to lower operating costs in 2004.
     Rail-Ferry Service:   Gross voyage loss for this segment increased from
a loss of $1.1 Million in the first six months of 2003 to a loss of $1.7 Million in the first six months of 2004. Although cargo volume increased, this service experienced higher operating costs, including cost of approximately $430,000 related to unanticipated maintenance problems during the first six months of 2004, as well as higher fuel costs.
     Other:   Gross voyage profit for this segment increased from $864,000 in the first six months of 2003 to $1.7 Million in the first six months of 2004. The increase resulted primarily from our 50% owned car transportation truck company, which experienced an increase in car volume.

Other Income and Expense
-------------------------
     Interest expense decreased 19.6% from $6.7 Million in the first six months of 2003 to $5.3 Million in the first six months of 2004. Decreases due to regularly scheduled payments on outstanding debt and lower interest rates accounted for $916,000 of the difference. Reduced cost from the early repayment of our 7.75% Senior Notes, as well as early debt retirements, accounted for approximately $484,000 of the decrease.
     Loss on early extinguishment of debt of $46,000 reported in the first six months of 2004 was due to the early retirement of debt associated with our Molten Sulphur Carrier, as well as the retirement at a slight premium of $410,000 of our 7.75% Senior Notes due in 2007. The gain of $1,260,000 in the first six months of 2003 resulted from the retirement at a discount of approximately $7.9 Million of our 7.75% Senior Notes.

Income Taxes
-------------
     We had a tax provision of $1.6 Million in the first six months of 2004 and $2.9 Million for the first six months of 2003 at the statutory rate of 35% for both periods.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------
     Equity in net income of unconsolidated entities, net of taxes, increased from $227,000 in the first six months of 2003 to $2.2 Million in the first six months of 2004. The improvement was primarily related to our 50% investment in a company owning two newly built cape-size bulk carrier vessels and our minority interest in companies owning and operating cement carrying vessels. Our 50% investment in the cape-size bulk carrier company, which was acquired in November of 2003, contributed $1.7 Million net of taxes in 2004. Our 30% investment in the cement carrier company contributed $417,000 net of taxes in the first six months of 2004 compared to $227,000 net of taxes in the first six months of 2003.


                           THREE MONTHS ENDED JUNE 30, 2004
                    COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

Gross Voyage Profit
--------------------
     Gross voyage profit decreased 20.6% from $10.4 Million in the second quarter of 2003 to $8.2 Million in the second quarter of 2004. The changes associated with each of our segments are discussed below.
     Liner Services:   Gross voyage profit for this segment improved from a
loss of $536,000 in the second quarter of 2003 to a profit of $300,000 in the second quarter of 2004. The improvement was primarily a result of higher cargo volumes in the second quarter of 2004 compared to 2003 for our Foreign Flag LASH Liner service.

     Time Charter Contracts:   The decrease in this segment's gross voyage
profit from $9.5 Million in the second quarter of 2003 to $7 Million in the second quarter of 2004 was primarily a result of our U.S. Flag PCTCs carrying less supplemental cargoes, which are in addition to the time charter agreements, during 2004 as compared to 2003. The results of our U.S. Flag PCTCs were further impacted by a casualty on one vessel resulting in twenty-six unplanned out-of-service days in the second quarter of 2004 and another vessel undergoing a scheduled drydocking during the quarter. The results of our U.S. Flag Coal Carrier was impacted by an accelerated drydock due to required repair work resulting in twenty-six out-of-service days during the second quarter of 2004.
     Contracts of Affreightment:   Gross voyage profit for this segment
increased slightly from $1.2 Million in the second quarter of 2003 to $1.4 Million in the second quarter of 2004, primarily due to lower operating costs in 2004.
     Rail-Ferry Service:   Gross voyage loss for this segment increased from a
loss of $416,000 in the second quarter of 2003 to a loss of $854,000 in the second quarter of 2004. The increase in this service's gross voyage loss was primarily related to less cargo volume on southbound voyages and higher operating costs, including costs of approximately $100,000 related to unanticipated maintenance problems during the second quarter of 2004.
     Other:   Gross voyage profit for this segment decreased slightly from
$554,000 in the second quarter of 2003 to $357,000 in the second quarter of 2004. The decrease resulted primarily from an unexpected casualty on one of our vessels that our insurance subsidiary, which operates solely to cover self-retained insurance risks, had to cover for the current policy year, partially offset by our 50% owned car transportation truck company experiencing an increase in car volume.

Other Income and Expense
-------------------------
     Interest expense decreased 17.2% from $3.2 Million in the second quarter of 2003 to $2.6 Million in the second quarter of 2004. Decreases due to regularly scheduled payments on outstanding debt and lower interest rates accounted for $380,000 of the difference. Reduced cost from the early repayment of our 7.75% Senior Notes, as well as early debt retirements, accounted for approximately $165,000 of the decrease.

Income Taxes
-------------
     We had a tax provision of $575,000 and $1.3 Million for the second quarter of 2004 and 2003, respectively, at the statutory rate of 35% for both periods.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------
     Equity in net income of unconsolidated entities, net of taxes, increased from $160,000 in the second quarter of 2003 to $949,000 in the second quarter of 2004. The improvement was primarily related to our 50% investment in a company owning two newly built cape-size bulk carrier vessels and our minority interest in companies owning and operating cement carrying vessels. Our 50% investment in the cape-size bulk carrier company, which was acquired in November of 2003, contributed $621,000 net of taxes in 2004. Our 30% investment in the cement carrier company contributed $305,000 net of taxes in the second quarter of 2004 compared to $160,000 net of taxes in the second quarter of 2003.

                           LIQUIDITY AND CAPITAL RESOURCES
                          ---------------------------------
     The following discussion should be read with the more detailed Consolidated Condensed Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.
     Our working capital increased from $16.8 Million at December 31, 2003, to $21.5 Million at June 30, 2004. Of the $40.9 Million in current liabilities, $12.4 Million related to current maturities of long-term debt at June 30, 2004. Cash and cash equivalents increased during the first six months of 2004 by $683,000 from $8.9 Million at December 31, 2003, to $9.6 Million at June 30, 2004. The increase was due to cash provided by operating activities of $10.6 Million and investing activities of $702,000, partially offset by cash used for financing activities of $10.6 Million.
     Operating activities generated a positive cash flow after adjusting net income of $4.7 Million for non-cash provisions such as depreciation and amortization. Cash provided by investing activities of $702,000 was primarily related to cash distributions received from our investments in unconsolidated entities, partially offset by purchases of non-vessel related assets used by our car transportation truck company and purchases of short-term investments.
     Cash used for financing activities of $10.6 Million included $6.6 Million used for regularly scheduled payments of debt, $1 Million used to repay draws on our line of credit made during the same period, $2.5 Million used for early repayment of one of our debt obligations, and $1.5 Million used for an additional payment on our Title XI loan, which was partially offset by draws on our line of credit of $1 Million.
     As of June 30, 2004, $14.7 Million was available on our $15 Million revolving credit facility, which expires in April of 2006.
     Debt and Lease Obligations - We have several vessels under operating leases, including three PCTCs, one LASH vessel, one Ice Strengthened Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel. We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases. Our obligations associated with these leases are summarized in the table below.
     The following is a summary of the scheduled maturities by period of our outstanding debt and lease obligations as of June 30, 2004:

                           Jul. 1-
Debt and lease             Dec. 31,
 obligations (000's)       2004     2005     2006     2007     2008 Thereafter
------------------------------------------------------------------------------
Long-term debt
 (including current
  maturities)             $ 6,183  $12,366  $10,804  $80,001  $ 7,468  $51,793
Operating leases           12,238   19,060   19,073   18,948   16,893   91,558
                          ----------------------------------------------------
  Total by period         $18,421  $31,426  $29,877  $98,949  $24,361 $143,351
                          ====================================================


     Debt Covenant Compliance Status - We have met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth, and interest coverage ratio as of June 30, 2004, and believe we will continue to meet them throughout 2004, although we can give no assurance to that effect.

     If our cash flow and capital resources are not sufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.
     Mexican Rail-Ferry Service Results - We expect the results of the Mexican Rail-Ferry Service to improve and contribute to our cash flows. If market conditions adversely impact those projections, we believe we could find alternative placement for the two vessels supporting the service.
     Dividend Payments - In view of the impairment loss recognized on Assets Held for Disposal during 2001, and to comply with certain financial covenants under our debt agreements, the suspension of quarterly dividend payments on our common shares of stock remains in effect.
     Environmental Issues - We have not been notified that we are a potentially responsible party in connection with any environmental matters.


                           NEW ACCOUNTING PRONOUNCEMENTS
                          --------------------------------

     In January of 2003, the FASB issued Financial Accounting Series Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity, where the company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. We have investments in certain unconsolidated entities in which we have less than 100% ownership. We have evaluated these investments and determined that we do not have any investments in variable interest entities. Therefore, the adoption of FIN No. 46 as of January 1, 2004 did not have an impact on the financial statements.


                                    ITEM 3.
           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risks. We utilize derivative financial instruments including forward exchange contracts, interest rate swap agreements, and commodity swap agreements to manage certain of these exposures. We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation. We neither hold nor issue financial instruments for trading purposes.
     Interest Rate Risk. The fair value of long-term debt at June 30, 2004, including current maturities, was estimated to be $172.1 Million compared to a carrying value of $168.5 Million. The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at June 30, 2004, would be approximately $1.5 Million or 0.9% of the carrying value.
     The fair value of the interest rate swap agreement discussed in our 2003 Form 10-K was a liability of $516,000 at June 30, 2004, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date taking into account current market conditions and interest rates. A hypothetical 10% decrease in interest rates as of June 30, 2004, would not result in a material change in the fair value of the liability primarily because this agreement expires in September of 2004.
     Commodity Price Risk. As of June 30, 2004, we have no commodity swap agreements to manage our exposure to price risk related to the purchase of the estimated 2004 fuel requirements for our Liner Services or Rail-Ferry Service segment.
     Foreign Exchange Rate Risk. There were no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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

                             PART II - OTHER INFORMATION
                                      ITEM 4.
                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The matters voted upon and results of the voting at the Company's Annual Meeting of Shareholders held on April 28, 2004, were reported in response to Item 4 of the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2004, and are incorporated herein by reference.


                                      ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBIT INDEX
				  Exhibit Number	 Description
                          ---------------  --------------
  Part II Exhibits:	         3       	 Restated Certificate of
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

                                31.1       Certification of Chief Executive
                                           Officer Pursuant to Section 302 of
                                           the Sarbanes-Oxley Act of 2002

                                31.2       Certification of Chief Financial
                                           Officer Pursuant to Section 302 of
                                           the Sarbanes-Oxley Act of 2002

                                32.1       Certification of Chief Executive
                                           Officer Pursuant to 18 U.S.C.
                                           Section 1350 as Adopted Pursuant
                                           to Section 906 of the Sarbanes-
                                           Oxley Act of 2002

                                32.2       Certification of Chief
                                           Financial Officer Pursuant to
                                           18 U.S.C. Section 1350 as
                                           Adopted Pursuant to Section
                                           906 of the Sarbanes-Oxley
                                           Act of 2002

(b) On July 29, 2004, we filed a current report on Form 8-K to furnish the public announcement of our second quarter 2004 earnings.

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


          August 12, 2004
Date ___________________________