Form 10-Q
period 2004-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 2004-11-12
CIK 278041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to
                                                       ----------   -----------

                         Commission file number: 2-63322

                      INTERNATIONAL SHIPHOLDING CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            36-2989662
-------------------------------------         --------------------------------------------
  (State or other jurisdiction of                (I.R.S. Employer Identification Number)
  incorporation or organization)

650 POYDRAS STREET                        NEW ORLEANS, LOUISIANA                            70130
----------------------------------------------------------------------------------------------------------
              (Address of principal executive offices)                                  (Zip Code)

                                            (504) 529-5461
----------------------------------------------------------------------------------------------------------
                               (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]
                                       ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES      NO
                                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK  $1 PAR VALUE       6,082,887 SHARES         (SEPTEMBER 30, 2004)
--------------------------       ----------------         --------------------



                         PART I - FINANCIAL INFORMATION

                                     ITEM 1.
                              FINANCIAL STATEMENTS

                      INTERNATIONAL SHIPHOLDING CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (All Amounts in Thousands Except Share Data)
                                   (Unaudited)

                                                               Three Months Ended September 30,   Nine Months Ended September 30,
                                                                    2004             2003             2004             2003
                                                                -------------    -------------    -------------    -------------
Revenues                                                        $      68,797    $      63,550    $     199,483    $     195,861

Operating Expenses:
         Voyage Expenses                                               58,675           51,905          162,436          153,729
         Vessel and Barge Depreciation                                  4,731            5,287           14,054           15,079
                                                                -------------    -------------    -------------    -------------
Gross Voyage Profit                                                     5,391            6,358           22,993           27,053
                                                                -------------    -------------    -------------    -------------

Administrative and General Expenses                                     3,903            3,561           11,676           11,379
(Gain) Loss on Sale of Other Assets                                        --             (247)               7             (290)
                                                                -------------    -------------    -------------    -------------
Operating Income                                                        1,488            3,044           11,310           15,964
                                                                -------------    -------------    -------------    -------------
Interest and Other:

          Interest Expense                                              2,574            2,962            7,922            9,614
          Loss on Sale of Investment                                       --               --              623               --
          Investment Income                                              (177)            (119)            (506)            (649)
          Other Loss                                                       --              103               --               --
          Loss on Early Extinguishment of Debt                             --            2,570               46            1,310
                                                                -------------    -------------    -------------    -------------
                                                                        2,397            5,516            8,085           10,275
                                                                -------------    -------------    -------------    -------------
(Loss) Income Before (Benefit) Provision for
  Income Taxes and Equity in Net Income of
  Unconsolidated Entities                                                (909)          (2,472)           3,225            5,689
                                                                -------------    -------------    -------------    -------------
(Benefit) Provision for Income Taxes:
         Current                                                          (79)            (164)             131               --
         Deferred                                                        (189)            (661)           1,158            2,011
         State                                                              8               30               21               98
                                                                -------------    -------------    -------------    -------------
                                                                         (260)            (795)           1,310            2,109
                                                                -------------    -------------    -------------    -------------
Equity in Net Income of Unconsolidated
    Entities (Net of Applicable Taxes)                                    869               33            3,030              260
                                                                -------------    -------------    -------------    -------------

Net Income (Loss)                                               $         220    $      (1,644)   $       4,945    $       3,840
                                                                =============    =============    =============    =============

Basic and Diluted Earnings Per Share:
    Net Income (Loss)                                           $        0.04    $       (0.27)   $        0.81    $        0.63
                                                                =============    =============    =============    =============

Weighted Average Shares of Common Stock Outstanding:
         Basic                                                      6,082,887        6,082,887        6,082,887        6,082,887
         Diluted                                                    6,088,036        6,082,887        6,092,536        6,082,887


        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                           (All Amounts in Thousands)
                                   (Unaudited)

                                                                       SEPTEMBER 30,    December 31,
ASSETS                                                                     2004             2003
                                                                       -------------    -------------
Current Assets:
         Cash and Cash Equivalents                                     $      11,931    $       8,881

         Restricted Cash                                                          --              816

         Marketable Securities                                                 4,837            2,650
         Accounts Receivable, Net of Allowance for Doubtful Accounts
             of $288 and $327 in 2004 and 2003, Respectively:

                        Traffic                                               18,463           23,070

                        Agents                                                 5,935            4,119

                        Claims and Other                                       5,367            9,438

         Federal Income Taxes Receivable                                         327               --

         Deferred Income Tax                                                     144              144

         Net Investment in Direct Financing Lease                              2,284            2,128

         Other Current Assets                                                  5,248            6,295

         Material and Supplies Inventory, at Lower of Cost or Market           3,216            3,177

         Current Assets Held for Disposal                                         89               89
                                                                       -------------    -------------
Total Current Assets                                                          57,841           60,807
                                                                       -------------    -------------


Investment in Unconsolidated Entities                                         10,128            8,413
                                                                       -------------    -------------

Net Investment in Direct Financing Lease                                      47,386           49,136
                                                                       -------------    -------------

Vessels, Property, and Other Equipment, at Cost:
         Vessels and Barges                                                  325,759          324,413

         Other Equipment                                                       7,082            5,233

         Terminal Facilities                                                     140              345

         Furniture and Equipment                                               3,839            4,304
                                                                       -------------    -------------
                                                                             336,820          334,295
Less -  Accumulated Depreciation                                            (124,968)        (111,154)
                                                                       -------------    -------------
                                                                             211,852          223,141
                                                                       -------------    -------------

Other Assets:

         Deferred Charges, Net of Accumulated Amortization
              of $15,541 and $14,614 in 2004 and 2003, Respectively           14,514           12,319

         Acquired Contract Costs, Net of Accumulated Amortization
             of $22,522 and $21,430 in 2004 and 2003, Respectively             8,004            9,095

         Restricted Cash                                                       6,541            6,590

         Due from Related Parties                                              2,535            2,535

         Other                                                                 9,111           10,415
                                                                       -------------    -------------
                                                                              40,705           40,954
                                                                       -------------    -------------

                                                                       $     367,912    $     382,451
                                                                       =============    =============


        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                           (All Amounts in Thousands)
                                   (Unaudited)

                                                                       SEPTEMBER 30,    December 31,
                                                                           2004             2003
                                                                       -------------    -------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
         Current Maturities of Long-Term Debt                          $      13,815    $      14,866
         Accounts Payable and Accrued Liabilities                             29,500           35,510

         Federal Income Tax Payable                                               --              183
                                                                       -------------    -------------
Total Current Liabilities                                                     43,315           50,559
                                                                       -------------    -------------

Billings in Excess of Income Earned and Expenses Incurred                      1,809            5,271
                                                                       -------------    -------------

Long-Term Debt, Less Current Maturities                                      152,316          164,144
                                                                       -------------    -------------

Other Long-Term Liabilities:
         Deferred Income Taxes                                                22,601           19,565
         Other                                                                20,528           21,545
                                                                       -------------    -------------
                                                                              43,129           41,110
                                                                       -------------    -------------

Commitments and Contingent Liabilities

Stockholders' Investment:
         Common Stock                                                          6,756            6,756
         Additional Paid-In Capital                                           54,450           54,450
         Retained Earnings                                                    74,875           69,930
         Less -Treasury Stock                                                 (8,704)          (8,704)
         Accumulated Other Comprehensive Loss                                    (34)          (1,065)
                                                                       -------------    -------------
                                                                             127,343          121,367
                                                                       -------------    -------------

                                                                       $     367,912    $     382,451
                                                                       =============    =============


        The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All Amounts in Thousands)
                                  (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                           2004           2003
                                                                       -----------    -----------
Cash Flows from Operating Activities:
    Net Income                                                         $     4,945    $     3,840
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
        Depreciation                                                        14,422         15,670
        Amortization of Deferred Charges and Other Assets                    5,735          5,657
        Deferred Provision for Federal Income Taxes                          1,158          2,011
        Equity in Net Income of Unconsolidated Entities                     (3,030)          (260)
        Loss (Gain) on Sale of Other Assets                                      7           (290)
        Loss on Early Extinguishment of Debt                                    46          1,310
        Loss on Sale of Investment                                             623             --
      Changes in:
         Accounts Receivable                                                 6,863           (381)
         Inventories and Other Current Assets                                  522           (544)
         Deferred Drydocking Charges                                        (5,751)        (1,112)
         Other Assets                                                        1,049          2,126
         Accounts Payable and Accrued Liabilities                           (6,245)         4,028
         Federal Income Taxes Payable                                         (819)         2,791
         Billings in Excess of Income Earned and Expenses Incurred          (3,462)          (707)
         Other Long-Term Liabilities                                        (1,590)        (5,730)
                                                                       -----------    -----------
Net Cash Provided by Operating Activities                                   14,473         28,409
                                                                       -----------    -----------

Cash Flows from Investing Activities:

         Net Investment in Direct Financing Lease                            1,594          1,437
         Additions to Vessels and Other Assets                              (1,802)        (5,287)
         Proceeds from Sale of Vessels and Other Assets                         --            478
         Purchase of and Proceeds from Short Term Investments               (2,273)            46
         Proceeds from Sale of Marketable Equity Securities                     --            200
         Distributions from (Investment in) Unconsolidated Entities          3,043            128
         Partial Sale of Unconsolidated Entities                                --          1,921
         Net Decrease in Restricted Cash Account                               865            384
         Other Investing Activities                                            113              6
                                                                       -----------    -----------
Net Cash Provided (Used) by Investing Activities                             1,540           (687)
                                                                       -----------    -----------

Cash Flows from Financing Activities:
         Proceeds from Issuance of Debt                                      1,000         41,000
         Repayment of Debt                                                 (13,879)       (64,728)
         Additions to Deferred Financing Charges                               (68)          (221)
         Other Financing Activities                                            (16)          (197)
                                                                       -----------    -----------
Net Cash Used by Financing Activities                                      (12,963)       (24,146)
                                                                       -----------    -----------
Net Increase in Cash and Cash Equivalents                                    3,050          3,576
Cash and Cash Equivalents at Beginning of Period                             8,881          4,419
                                                                       -----------    -----------
Cash and Cash Equivalents at End of Period                             $    11,931    $     7,995
                                                                       ===========    ===========


        The accompanying notes are an integral part of these statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

Note 2. Employee Benefit Plans

         The following table provides the components of net periodic benefit cost for the pension plan:

(All Amounts in Thousands)

                                              Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
COMPONENTS OF NET PERIODIC BENEFIT COST:        2004               2003               2004               2003
                                           ---------------    ---------------    ---------------    ---------------
Service cost                               $           137    $           117    $           411    $           351
Interest cost                                          308                298                924                894
Expected return on plan assets                        (346)              (300)            (1,038)              (900)
Amortization of prior service cost                       2                  2                  6                  6
Amortization of net actuarial loss                      23                 47                 69                141
                                           ---------------    ---------------    ---------------    ---------------
Net periodic benefit cost                  $           124    $           164    $           372    $           492
                                           ===============    ===============    ===============    ===============

         The following table provides the components of net periodic benefit cost for the postretirement benefits plan:

(All Amounts in Thousands)

                                            Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
COMPONENTS OF NET PERIODIC BENEFIT COST:        2004           2003            2004            2003
                                           -------------   -------------   -------------   -------------
Service cost                               $          19   $          16   $          57   $          48
Interest cost                                        147             149             441             447
Amortization of net actuarial loss                    25              17              75              51
                                           -------------   -------------   -------------   -------------
Net periodic benefit cost                  $         191   $         182   $         573   $         546
                                           =============   =============   =============   =============


         We contributed $143,000 to our pension plan in the first quarter of 2004. We do not expect to make any further contributions to our pension plan in 2004 and we do not expect to make any contributions to our post retirement benefits plan in 2004.

         In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 ("Act") was signed into law. In addition to including numerous other provisions that have potential effects on an employer's retiree health plan, the Medicare law included a special subsidy for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit. In May of 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements, and Modernization Act of 2003, " that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. We are still evaluating whether our plan is actuarially equivalent, although its impact on our financial position and results of operations is not material.

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

          The following table presents information about segment profit and loss for the three months ended September 30, 2004 and 2003:

                                       Liner      Time Charter Contracts of   Rail-Ferry
(All Amounts in Thousands)           Services      Contracts   Affreightment   Service         Other     Elimination       Total
-----------------------------------------------------------------------------------------------------------------------------------
2004
REVENUES FROM EXTERNAL CUSTOMERS   $    25,725    $    29,585   $     4,018   $     3,939    $     5,530          --    $    68,797
INTERSEGMENT REVENUES                       --             --            --            --          3,115      (3,115)            --
VESSEL AND BARGE DEPRECIATION              859          2,332           604           729            207          --          4,731
GROSS VOYAGE (LOSS) PROFIT              (1,191)         7,432         1,013        (1,664)          (199)         --          5,391
INTEREST EXPENSE                           188          1,487           370           480             49          --          2,574
SEGMENT (LOSS) PROFIT                   (1,379)         5,945           643        (2,144)          (248)         --          2,817
-----------------------------------------------------------------------------------------------------------------------------------

2003
Revenues from external customers   $    18,340    $    31,965   $     3,991   $     3,758    $     5,496          --    $    63,550
Intersegment revenues                       --             --            --            --          3,297      (3,297)            --
Vessel and barge depreciation              956          2,886           605           729            111          --          5,287
Gross voyage (loss) profit              (1,192)         6,271         1,619          (853)           513          --          6,358
Interest expense                           240          1,693           458           524             47          --          2,962
Gain on sale of other assets                --             --            --            --            247          --            247
Segment (loss) profit                   (1,432)         4,578         1,161        (1,377)           713          --          3,643
-----------------------------------------------------------------------------------------------------------------------------------

         The following table presents information about segment profit and loss for the nine months ended September 30, 2004 and 2003:


                                     Liner       Time Charter  Contracts of   Rail-Ferry
(All Amounts in Thousands)          Services       Contracts   Affreightment    Service        Other     Elimination       Total
-----------------------------------------------------------------------------------------------------------------------------------
2004
REVENUES FROM EXTERNAL CUSTOMERS   $    71,332    $    87,086   $    12,048   $    11,923    $    17,094          --    $   199,483
INTERSEGMENT REVENUES                       --             --            --            --          9,344      (9,344)            --
VESSEL AND BARGE DEPRECIATION            2,570          6,898         1,813         2,187            586          --         14,054
GROSS VOYAGE (LOSS) PROFIT                (429)        22,144         3,737        (3,382)           923          --         22,993
INTEREST EXPENSE                           614          4,533         1,140         1,476            159          --          7,922
LOSS ON SALE OF OTHER ASSETS                --             --            --            --             (7)         --             (7)
SEGMENT (LOSS) PROFIT                   (1,043)        17,611         2,597        (4,858)           757          --         15,064
-----------------------------------------------------------------------------------------------------------------------------------

2003
Revenues from external customers   $    58,290    $    98,579   $    12,008   $    11,138    $    15,846          --    $   195,861
Intersegment revenues                       --             --            --            --         10,180     (10,180)            --
Vessel and barge depreciation            2,598          8,204         1,813         2,187            277          --         15,079
Gross voyage (loss) profit              (1,737)        25,508         4,100        (2,002)         1,184          --         27,053
Interest expense                           809          5,506         1,372         1,768            159          --          9,614
Gain on sale of other assets                --             --            --            --            290          --            290
Segment (loss) profit                   (2,546)        20,002         2,728        (3,770)         1,315          --         17,729
-----------------------------------------------------------------------------------------------------------------------------------

         Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

  (All Amounts in Thousands)                     Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                    2004             2003            2004             2003
                                               -------------    -------------    -------------    -------------
Total reportable segment profit                $       2,817    $       3,643    $      15,064    $      17,729
Unallocated amounts:
    Administrative and general expenses               (3,903)          (3,561)         (11,676)         (11,379)
    Loss on sale of investment                            --               --             (623)              --
    Investment income                                    177              119              506              649
    Other loss                                            --             (103)              --               --
    Loss on early extinguishment of debt                  --           (2,570)             (46)          (1,310)
                                               -------------    -------------    -------------    -------------
(Loss) income before (benefit) provision for
income taxes and equity in net income of
unconsolidated entities                        $        (909)   $      (2,472)   $       3,225    $       5,689
                                               =============    =============    =============    =============

Note 4. Unconsolidated Entities

         In the fourth quarter of 2003, through our wholly-owned subsidiary, we acquired a 50% investment in Dry Bulk Cape Holding Inc. ("Dry Bulk"), which owns two cape-size bulk carrier vessels built in calendar years 2002 and 2003. We account for our investment in Dry Bulk under the equity method, and as such our share of the earnings or losses of Dry Bulk is reported, net of taxes, in our consolidated statements of income. For the nine months ended September 30, 2004, our portion of earnings, net of taxes, was $2.3 million. For the three months ended September 30, 2004, our portion of earnings net of taxes was $593,000. In April of 2004, we received a cash distribution of $1.6 million from Dry Bulk representing first quarter earnings and in July of 2004, we received a cash distribution of $1 million from Dry Bulk representing second quarter earnings, which were both recorded as reductions of our investment in Dry Bulk.

         At September 30, 2004, we guarantee a portion of the outstanding debt of Dry Bulk. The guarantee is for the full remaining term of the associated debt, which was approximately 7 years as of September 30, 2004. Performance by us would be required under the guarantee in the event of default by Dry Bulk on its third party debt. This represents non-recourse debt to us. The portion of the outstanding debt that the we guaranteed at September 30, 2004, was $30,697,000.

         The unaudited combined condensed results of operations of Dry Bulk are summarized below:

                                         Three Months Ended                 Nine Months Ended
(Amounts in Thousands)                   September 30, 2004                September 30, 2004
                                     ---------------------------        --------------------------
Operating Revenue                             $ 4,210                           $ 14,138
Operating Income                              $ 2,634                           $  9,515
Net Income                                    $ 1,822                           $  7,058


Note 5. Earnings Per Share

         Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were included in the computation of diluted earnings per share in the three months and nine months ended September 30, 2004, but were excluded from the computation of diluted earnings per share in the three months and nine months ended September 30, 2003, as the effect would have been antidilutive.

Note 6. Comprehensive Income (Loss)

         The following table summarizes components of comprehensive income
(loss) for the three months ended September 30, 2004 and 2003:

                                                                Three Months Ended Sept. 30,
(Amounts in Thousands)                                             2004            2003
                                                               -------------   -------------
Net Income (Loss)                                              $         220   $      (1,644)
Other Comprehensive Income (Loss):

  Unrealized Holding Gain on Marketable Securities, Net
    of Deferred Taxes of $21 and $22, Respectively                        40              41

  Net Change in Fair Value of Derivatives, Net of Deferred
    Taxes of $188 and $37, Respectively                                  350              69
                                                               -------------   -------------
Total Comprehensive Income (Loss)                              $         610   $      (1,534)
                                                               -------------   -------------

         The following table summarizes components of comprehensive income
(loss) for the nine months ended September 30, 2004 and 2003:

                                                                 Nine Months Ended Sept. 30,
(Amounts in Thousands)                                              2004           2003
                                                                 -----------    -----------
Net Income                                                       $     4,945    $     3,840
Other Comprehensive Income (Loss):
  Recognition of Unrealized Holding Loss on Marketable
    Securities, Net of Deferred Taxes of $216                            402             --
  Unrealized Holding (Loss) Gain on Marketable Securities, Net
    of Deferred Taxes of ($28) and $120, Respectively                    (52)           222
  Net Change in Fair Value of Derivatives, Net of Deferred
    Taxes of $367 and $374, Respectively                                 681            694
                                                                 -----------    -----------
Total Comprehensive Income                                       $     5,976    $     4,756
                                                                 -----------    -----------

Note 7. Coal Carrier Contract

         As previously reported, our wholly owned subsidiary, Enterprise Ship Company, Inc. ("Enterprise"), time charters the U.S. flag coal carrier, ENERGY ENTERPRISE, to US Generating New England, Inc. ("USGenNE"), an indirect subsidiary of PG&E Corporation. On July 8, 2003, USGenNE filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and has subsequently filed with the court an extension of time to submit its bankruptcy plan until March 1, 2005, and an extension of time until May 1, 2005, to solicit acceptance to its plan. USGenNE is current in all of its obligations to Enterprise under the time charter except for approximately $850,000 of pre-petition invoices covering charter hire and related expenses. The $850,000 is an unsecured claim in the bankruptcy proceeding. Under the federal bankruptcy laws, USGenNE has the right to either accept or reject the charter. If USGenNE accepts the charter, it is then required to meet its financial obligations under the charter including the $850,000 pre-petition invoices. If USGenNE rejects the charter, then Enterprise would have a priority administrative claim with respect to all amounts due it under the charter related to the post-petition period. At this time, we cannot predict whether the charter will be accepted or rejected; therefore, we have not provided an allowance for the pre-petition invoices in our financial statements as of September 30, 2004. In the event the charter is ultimately rejected, management believes the vessel can be utilized in alternative employment without incurring a material impairment to the vessel's carrying value, although we can give no assurance at this time. Although USGenNE has continued to use the vessel in 2004 through the date of this report, we can give no assurance whether USGenNE will continue to use the vessel through the end of the year.

Note 8. Income Taxes

         Under current United States tax law, U.S. companies like us and their domestic subsidiaries generally are taxed on all income, including in our case income from shipping operations, whether derived in the United States or abroad. With respect to any foreign subsidiary in which we hold more than a 50 percent interest (referred to in the tax laws as controlled foreign corporations, or "CFCs"), we are treated as having received a current taxable distribution of our pro rata share of income derived from foreign shipping operations.

         The recently-enacted American Jobs Creation Act of 2004 (the "Jobs Creation Act"), which becomes effective for us on January 1, 2005, will change the United States tax treatment of our U.S. flag vessels in foreign operations and foreign flag shipping operations.

         We intend to make an election under the Jobs Creation Act to have our U.S. flag operations (other than those of two ineligible vessels used exclusively in United States coastwise commerce) taxed under a new "tonnage tax" regime rather than under the usual U.S. corporate income tax regime. As a result of that election, our gross income for United States income tax purposes with respect to our eligible U.S. flag vessels will not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of our qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.

         Under the tonnage tax regime, our taxable income with respect to the operations of our eligible U.S. flag vessels will be based on a "daily notional taxable income," which will be taxed at the highest corporate income tax rate. The daily notional taxable income from the operation of a qualifying vessel will be 40 cents per 100 tons of the net tonnage of the vessel (up to 25,000 net tons), and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons. The taxable income of each qualifying vessel will be the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in United States foreign trade.

         Under the Jobs Creation Act, the taxable income from the shipping operations of our CFCs will generally no longer be subject to current United States income tax but will be deferred until repatriated. Although we are still analyzing the Jobs Creation Act, we currently estimate that it will result in a $11.5 million reduction of our deferred tax provision which will be recorded and reflected in our results of operations in the period in which our election under the Jobs Creation Act is made. We are awaiting guidance from the Internal Revenue Service as to the earliest period this election can be made. In addition, we project that our effective tax rate under the Jobs Creation Act will be reduced to approximately 25% in fiscal years 2005 and 2006 with a further reduction to approximately 8% in fiscal years thereafter that the Jobs Creation Act remains in effect.

Note 9. New Accounting Pronouncements

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

         Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business and asset dispositions; (5) estimated losses attributable to asbestos claims; (6) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (7) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (8) our ability to remain in compliance with our debt covenants; (9) anticipated trends in government sponsored cargoes; (10) our ability to maintain or increase our government subsidies; (11) the anticipated improvement in the results of our Mexican Rail-Ferry Service; (12) the potential effects on us of the American Jobs Creation Act of 2004; and (13) assumptions underlying any of the foregoing.

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


                          CRITICAL ACCOUNTING POLICIES

         Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgments, uncertainties and/or estimates. Information regarding our other accounting policies is included in the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2003.

VOYAGE REVENUE AND EXPENSE RECOGNITION

         Revenues and expenses relating to our Liner and Rail-Ferry Segments' voyages are recorded over the duration of the voyage. Revenues and expenses relating to our other segments' voyages are recorded when earned or incurred during the reporting period. These segments require no estimates or assumptions when reporting revenues and expenses. On our Liner Services, the voyage revenues are known at the beginning of the vessel's voyage and are reported based on percentage of completion through the date of the financial statements. Variances from initial revenue voyage estimates are generally not material. Voyage expenditures are estimated at the beginning of the vessel's voyage based on historical cost standards and current estimates received from our vendors and port agents. During the course of the vessel's voyage, typically 30 to 60 days, actual costs replace the original estimates and become part of the historical cost standards. Because of our on-going voyage review process, material variances from our original revenue and expense estimates are reported timely and generally are not recurring.

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

DRYDOCKING COSTS

         We defer certain costs related to the drydocking of our vessels. Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years). Because drydocking charges can be material in any one period, we believe that the acceptable deferred method provides a better matching for the amortization of those costs over future revenue periods benefiting from the drydocking of our vessel.

INCOME TAXES

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial income in another. Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation. However, pursuant to U.S. tax laws existing prior to the changes effected by the Jobs Creation Act, earnings from certain foreign operations are subject to U.S. income taxes. We had approximately $33 Million of unused foreign deficit carryforwards as of December 31, 2003. The evaluation of the recoverability of these deferred tax assets requires management to make estimates and assumptions with respect to our expected future taxable income. While we expect to be able to utilize these net operating loss carryforwards even after the effectiveness of the Jobs Creation Act, actual future taxable income may differ from our estimates and as such we may be required to record additional valuation allowances against these assets.

SELF-RETENTION INSURANCE

         We maintain provisions for estimated losses under our self-retention insurance based on estimates of the eventual claims settlement costs. Our policy is to establish self-insurance provisions for each policy year based on independent actuarial estimates, and to maintain the provisions at those levels for the estimated run-off period, approximately two years from the inception of that period. We believe most claims will be reported, or estimates for existing claims will be revised, within this two-year period. Subsequent to this two-year period, self-insurance provisions are adjusted to reflect our current estimate of loss exposure for the policy year. Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions. It is reasonably possible that changes in our estimated exposure may occur from time to time. However, if during this two-year period our estimate of loss exposure exceeds the actuarial estimate, then additional loss provisions are recorded to increase the self-insurance provisions to our estimate of the eventual claims' settlement cost. The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period. Actual results could differ materially from those estimates.

ASBESTOS CLAIMS

         We maintain provisions for our estimated losses for asbestos claims based on estimates of eventual claims settlement costs. Our policy is to establish provisions based on a range of estimated exposure. We estimate this potential range of exposure using input from legal counsel and internal estimates based on the individual deductible levels for each policy year. We are also indemnified for certain of these claims by the previous owner of one of our wholly-owned subsidiaries. The measurement of our exposure for asbestos liability requires management to make estimates and assumptions that affect the amount of the loss provisions recorded during the period. Our estimates and assumptions are formed from variables such as the maximum deductible levels in a claim year, the amount of the indemnification recovery and the claimant's employment history with the Company. Actual results could differ from those estimates.

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

GENERAL

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

EXECUTIVE SUMMARY

         Our net income for the third quarter of 2004 was $220,000 as compared to a net loss of $1.6 million for the third quarter of 2003. For the nine months of 2004, net income was $4.9 million as compared to net income of $3.8 million for the same period of 2003.

         During this quarter, our Liner Services and Rail-Ferry Service, operating out of the Gulf of Mexico, experienced some weather delays as a result of hurricanes. This along with higher than anticipated operating cost, primarily from machinery deficiencies, caused the Rail-Ferry Service results to drop below the comparable 2003 period. The Liner Services managed to offset the weather impact with increased cargo volumes in comparison to third quarter 2003 levels.

         Our investments in a fleet of cement carriers and two cape-size bulk carriers showed improvements from the same quarter of 2003 as a result of an increase in our investment in the two cape-size bulk carriers, which currently is a 50% interest in each ship versus the 2003 investment of a 12.5% interest in four vessels, and continued firmness in the charter market for these vessels.

         For the first nine months of 2004, income from our Liner Services improved over the comparable period of 2003 primarily as a result of improved cargo volume in our foreign flag LASH Liner service and in spite of higher fuel costs and weather delays. However, during the same period, we experienced a reduction in the results of our time charter vessels as a result of our U.S. flag Pure Car/Truck Carriers ("PCTC") carrying less supplemental cargoes, which are in addition to the time charter agreements. The results of our U.S. flag PCTCs were further impacted by a casualty on one vessel resulting in twenty-six unplanned out of service days during the first nine months of 2004. The results of our U.S. flag Coal Carrier were impacted by an accelerated drydock and other required repair work and upgrading which resulted in the vessel being out of service forty-three days in 2004 versus full employment in 2003. Results in the first nine months of 2004 for our Rail-Ferry Service were down from 2003 primarily as a result of higher operating costs due to unanticipated maintenance problems, higher fuel costs, added rail hire, and weather delays.

         Also contributing to our improved results for the nine months comparable periods was the loss during the third quarter of 2003 incurred on the early extinguishment of debt. This resulted from a "make-whole" prepayment penalty and write off of deferred financing charges associated with the necessary prepayment of a loan on our U.S. flag Coal Carrier in order to correct a technical default as reported in previous filings.

         Under current United States tax law, U.S. companies like us and their domestic subsidiaries generally are taxed on all income, whether derived in the United States or abroad. With respect to foreign subsidiaries in which we hold more than a 50 percent interest (referred to in the tax laws as controlled foreign corporations or "CFCs"), we are currently taxed on our pro rata share of foreign shipping income. The recently-enacted Jobs Creation Act, which becomes effective for us on January 1, 2005, will change the United States tax treatment of our domestic and foreign shipping operations. We intend to make an election under the Jobs Creation Act to have most of our U.S. flag operations taxed under a new "tonnage tax" regime rather than under the usual U.S. corporate income tax regime. Once the election is effective, the only federal income tax on the operations of those vessels will be based on their tonnage, rather than their contribution to our income or profits. Also under the Jobs Creation Act, the taxable income of our CFCs from foreign shipping operations will be deferred until repatriated. For further information regarding the Jobs Creation Act, see
Note 8 Income Taxes.


                      NINE MONTHS ENDED SEPTEMBER 30, 2004
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

GROSS VOYAGE PROFIT

         Gross voyage profit decreased 15% from $27.1 million in the first nine months of 2003 to $23 million in the first nine months of 2004. The changes associated with each of our segments are discussed below.

         Liner Services: Gross voyage loss for this segment improved from a loss of $1.7 million in the first nine months of 2003 to a loss of $429,000 in the first nine months of 2004. The improvement was primarily a result of higher cargo volumes in the first nine months of 2004 compared to 2003 for both our U.S. flag LASH Liner service and foreign flag LASH Liner service, although the U.S. flag LASH Liner service experienced less profitable cargo mix in the third quarter of 2004 as compared to the same period of 2003.

         Time Charter Contracts: The decrease in this segment's gross voyage profit from $25.5 million in the first nine months of 2003 to $22.1 million in the first nine months of 2004 was attributable primarily to our U.S. flag PCTCs carrying less supplemental cargoes, which are in addition to the time charter agreements, during 2004 as compared to 2003. The results of our U.S. flag PCTCs were also affected by a casualty on one vessel resulting in twenty-six unplanned out-of-service days in the second quarter of 2004. The results of our U.S. flag Coal Carrier were affected by an accelerated drydock due to required repair work and upgrading work resulting in forty-three out-of-service days during the second and third quarters of 2004. Additionally, our Multi-Purpose vessel, completed its charter with the Military Sealift Command (" MSC") in early 2003 and was sold shortly thereafter.

         Contracts of Affreightment: The decrease in this segment's gross voyage profit from $4.1 million in the first nine months of 2003 to $3.7 million in the first nine months of 2004 was primarily due to higher operating costs as a result of machinery deficiencies and weather delays as a result of hurricanes in the Gulf of Mexico.

         Rail-Ferry Service: Gross voyage loss for this segment increased from a loss of $2 million in the first nine months of 2003 to a loss of $3.4 million in the first nine months of 2004. This service experienced higher operating costs due to unanticipated maintenance problems, higher fuel costs, weather delays as a result of hurricanes in the Gulf of Mexico, and added rail hire related to such delays on northbound and southbound rail cargoes.

         Other: Gross voyage profit for this segment decreased from $1.2 million in the first nine months of 2003 to $923,000 in the first nine months of 2004. The decrease resulted primarily from our 50% owned car transportation truck company, which has operated at a loss, as well as a casualty on one of our vessels that our insurance subsidiary covered for the policy year ended June 26, 2004.

OTHER INCOME AND EXPENSE

         Interest expense decreased 17.6% from $9.6 million in the first nine months of 2003 to $7.9 million in the first nine months of 2004. Decreases due to regularly scheduled payments on outstanding debt and lower interest rates accounted for $1 million of the difference. Reduced cost from the early repayment of our 7.75% Senior Notes due in 2007, as well as early debt retirements, accounted for approximately $700,000 of the decrease.

         Loss on early extinguishment of debt of $46,000 reported in the first nine months of 2004 was due to the early retirement of debt associated with our Molten Sulphur Carrier, as well as the retirement at a slight premium of $410,000 of our 7.75% Senior Notes due in 2007. The loss of $1.3 million in the first nine months of 2003 resulted from a "make-whole" prepayment penalty and write-off of deferred financing charges associated with the necessary prepayment of the Coal Carrier loan to cure a technical default as described in Note 7 herein. This was partially offset by the retirement at a discount of approximately $10.7 million of our 7.75% Senior Notes due in 2007.

INCOME TAXES

         We had a tax provision of $1.3 million in the first nine months of 2004 and $2.1 million for the first nine months of 2003 at the statutory rate of 35% for both periods.

EQUITY IN NET INCOME OF UNCONSOLIDATED ENTITIES

         Equity in net income of unconsolidated entities, net of taxes, increased from $260,000 in the first nine months of 2003 to $3 million in the first nine months of 2004. The improvement was primarily related to our 50% investment in a company owning two newly built cape-size bulk carriers and our minority interest in companies owning and operating cement carriers. Our 50% investment in the cape-size bulk carrier company, which was acquired in November of 2003, contributed $2.3 million net of taxes in 2004. Our 30% investment in the cement carrier company contributed $693,000 net of taxes in the first nine months of 2004 compared to $260,000 net of taxes in the first nine months of 2003.


                      THREE MONTHS ENDED SEPTEMBER 30, 2004
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

GROSS VOYAGE PROFIT

         Gross voyage profit decreased 11.2% from $6.5 million in the third quarter of 2003 to $5.8 million in the third quarter of 2004. The changes associated with each of our segments are discussed below.

         Liner Services: Gross voyage loss for this segment of $1.2 million was the same for both the third quarter of 2004 and 2003. While our foreign flag LASH liner service experienced higher cargo volumes in the third quarter of 2004 compared to 2003, our U.S. flag LASH Liner service experienced less profitable cargo mix as compared to the same period of 2003.

         Time Charter Contracts: The increase in this segment's gross voyage profit from $6.3 million in the third quarter of 2003 to $7.4 million in the third quarter of 2004 was primarily a result of the 2003 sale of our Multi-Purpose vessel, which had operated unprofitably during the third quarter of 2003, following the termination of its charter with the MSC. Partially offsetting this increase were lower results of our U.S. flag Coal Carrier, which was drydocked for unanticipated repairs resulting in eight out-of-service days during the third quarter of 2004.

         Contracts of Affreightment: Gross voyage profit for this segment decreased from $1.6 million in the third quarter of 2003 to $1 million in the third quarter of 2004, primarily due to higher operating costs as a result of machinery deficiencies and weather delays as a result of hurricanes in the Gulf of Mexico.

         Rail-Ferry Service: Gross voyage loss for this segment increased from a loss of $853,000 in the third quarter of 2003 to a loss of $1.7 million in the third quarter of 2004. The increase in this service's gross voyage loss was primarily related to unanticipated maintenance problems, higher fuel costs, weather delays as a result of hurricanes in the Gulf of Mexico, and added rail hire related to such delays on northbound and southbound rail cargoes.

         Other: Gross voyage profit for this segment decreased from $513,000 in the third quarter of 2003 to a loss of $199,000 in the third quarter of 2004. The decrease resulted primarily from our 50% owned car transportation truck company, which has operated at a loss, as well as a casualty on one of our vessels that our insurance subsidiary covered for the policy year ended June 26, 2004.

OTHER INCOME AND EXPENSE

         Interest expense decreased 13.1% from $3 million in the third quarter of 2003 to $2.6 million in the third quarter of 2004. Decreases due to regularly scheduled payments on outstanding debt and lower interest rates accounted for $273,000 of the difference. Reduced cost from the early repayment of our 7.75% Senior Notes due in 2007, as well as early debt retirements, accounted for approximately $116,000 of the decrease.

         Loss on early extinguishment of debt of $2.6 Million in the third quarter of 2003 resulted from a "make-whole" prepayment penalty and write-off of deferred financing charges associated with the necessary prepayment of the Coal Carrier loan to cure a technical default as described in Note 7 herein.

INCOME TAXES

         We had a tax benefit of $260,000 and $795,000 for the third quarter of 2004 and 2003, respectively, at the statutory rate of 35% for both periods.

EQUITY IN NET INCOME OF UNCONSOLIDATED ENTITIES

         Equity in net income of unconsolidated entities, net of taxes, increased from $33,000 in the third quarter of 2003 to $869,000 in the third quarter of 2004. The improvement was primarily related to our 50% investment in a company owning two newly built cape-size bulk carriers and our minority interest in companies owning and operating cement carriers. Our 50% investment in the cape-size bulk carrier company, which was acquired in November of 2003, contributed $593,000 net of taxes in 2004. Our 30% investment in the cement carrier company contributed $276,000 net of taxes in the third quarter of 2004 compared to $33,000 net of taxes in the third quarter of 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

         The following discussion should be read with the more detailed Consolidated Condensed Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

         Our working capital increased from $10.2 million at December 31, 2003, to $14.5 million at September 30, 2004. Of the $43.3 million in current liabilities, $13.8 million related to current maturities of long-term debt at September 30, 2004. Cash and cash equivalents increased during the first nine months of 2004 by $3 million from $8.9 million at December 31, 2003, to $11.9 million at September 30, 2004. The increase was due to cash provided by operating activities of $14.5 million and investing activities of $1.5 million, partially offset by cash used for financing activities of $13 million.

         Operating activities generated a positive cash flow after adjusting net income of $4.9 million for non-cash provisions such as depreciation and amortization. Cash provided by operating activities also included a decrease in accounts receivables of $6.9 million primarily due to the timing on collections of receivables from the MSC and U.S. Department of Transportation and slightly offset by a decrease in accounts payable and accrued liabilities of $6.2 million primarily due to the timing of payments to U.S. Customs in 2004. Also included was cash used of $5.8 million primarily to cover payments for vessel drydocking costs in 2004.

         Cash provided by investing activities of $1.5 million was primarily related to cash distributions received from our investments in unconsolidated entities, partially offset by purchases of non-vessel related assets used by our car transportation truck company and purchases of short-term investments.

         Cash used for financing activities of $13 million included $8.9 million used for regularly scheduled payments of debt, $1 million used to repay draws on our line of credit made during the same period, $2.5 million used for early repayment of one of our debt obligations, and $1.5 million used for an additional payment on our Title XI loan, which was partially offset by draws on our line of credit of $1 million.

         As of September 30, 2004, $14.7 million was available on our $15 million revolving credit facility, which expires in April of 2006. We are currently negotiating a $70 million revolving credit facility that would replace this facility if we are able to successfully conclude our negotiations. The additional credit line would allow us further flexibility to be used, among other options, on future capital investments and early retirement of debt if the market is attractive.

         Debt and Lease Obligations - We have several vessels under operating leases, including three PCTCs, one LASH vessel, one Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel. We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases. Our obligations associated with these leases are summarized in the table below.

         The following is a summary of the scheduled maturities by period of our outstanding debt and lease obligations as of September 30, 2004:

                                                 OCT. 1-
                                                 DEC. 31,
      DEBT AND LEASE OBLIGATIONS (000'S)           2004          2005          2006           2007         2008       THEREAFTER
---------------------------------------------   -----------   -----------   -----------   -----------   -----------   -----------
Long-term debt (including current maturities)   $     5,265   $    12,253   $     9,468   $    80,001   $     7,468   $    51,793
Operating leases                                      6,119        19,060        19,073        18,948        16,893        91,558
                                                -----------   -----------   -----------   -----------   -----------   -----------
     Total by period                            $    11,384   $    31,313   $    28,541   $    98,949   $    24,361   $   143,351
                                                ===========   ===========   ===========   ===========   ===========   ===========

         Debt Covenant Compliance Status - We have met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth, and interest coverage ratio as of September 30, 2004, and believe we will continue to meet them throughout 2004, although we can give no assurance to that effect.

         If our cash flow and capital resources are not sufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.

         Registration Statement - On November 2, 2004, we filed a registration statement on Form S-1 with the Securities and Exchange Commission ("SEC") related to our offering 800,000 shares of convertible exchangeable preferred stock (the "Offering"). We expect to receive approximately $40 million and we intend to use a portion of the proceeds to purchase two used ships and to add a second cargo deck on each of the two vessels operating in our Rail-Ferry Service, as well as possibly purchasing certain leased vessels, acquiring newbuildings and/or other second hand vessels. We will use the remaining proceeds of this offering to satisfy working capital requirements and for general corporate purposes.

         A registration statement relating to these securities has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

         Mexican Rail-Ferry Service Results - Our Rail-Ferry Service provides a unique combination of rail and water ferry service between the U.S. Gulf and Mexico. As with any innovative venture, we expected and have experienced an adjustment period for the market to embrace our alternative transportation service. However, since the inception of the service in 2001, it has experienced improvement in gross revenues and operating cash flows overall.

         We intend to use a portion of the proceeds from the aforementioned Offering to add a second deck to each of the two vessels operating in our Rail-Ferry Service in order to essentially double their capacity. We believe that these additions will significantly reduce our cost per unit of cargo carried and significantly increase our cash flow but that will occur only if we are able to book substantially all of the additional capacity, and we can give no assurance at this time that we will be successful in doing so. If market conditions adversely impact those projections, we believe we could find alternative placement for the two vessels supporting the service. We hope to conclude the necessary shipyard modification contracts shortly and we expect the vessels to begin shipyard work in mid-2005 returning to service in the second half of 2005.

         Proposed Vessel Purchase - We have entered into an agreement to purchase two used ships in the fourth quarter of 2004. We intend to use a portion of the proceeds from the aforementioned Offering for the purchase of these ships. These vessels will enable us to maintain two of our Maritime Security Program ("MSP") contracts.

         Maritime Security Program Contracts - In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships industry-wide eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all to be effective on October 1, 2005. Annual payments for each vessel in the new MSP program will be $2.6 million in years 2006 to 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015. On October 15, 2004, we filed applications to extend our seven MSP contracts for another 10 years, all of which were effectively grandfathered in the MSP reauthorization. Simultaneously, we offered additional ships for participation in the MSP. The U.S. Maritime Administration is expected to announce MSP contract awards on January 14, 2005, and we have no way of knowing at this time whether we will be awarded contracts for the additional ships.

         Dividend Payments - In order to comply with certain financial covenants under our debt agreements, the suspension of quarterly dividend payments on our common shares of stock remains in effect.

         Environmental Issues - We have not been notified that we are a potentially responsible party in connection with any environmental matters, and we have determined that we have no known risks for which assertion of a claim is probable that are not covered by third party insurance, provided for in our self-retention insurance reserves or otherwise indemnified. Our environmental risks primarily relate to oil pollution from the operation of our vessels. We have pollution liability insurance coverage with a limit of $1 billion per each occurrence, with a deductible amount of $25,000 for each incident.


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

                                     ITEM 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         INTEREST RATE RISK. The fair value of our cash and short-term investment portfolio at September 30, 2004 approximated carrying value due to its short-term duration. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at September 30, 2004 for our investment portfolio is not material.

         The fair value of long-term debt at September 30, 2004, including current maturities, was estimated to be $169.0 million compared to a carrying value of $166.1 million. The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at September 30, 2004, would be approximately $1.5 million or 0.9% of the carrying value.

         As of September 30, 2004, we have no interest rate swap agreements to manage our exposure to interest rate risks.

         COMMODITY PRICE RISK. As of September 30, 2004, we have no commodity swap agreements to manage our exposure to price risk related to the purchase of the estimated 2004 fuel requirements for our LINER SERVICES or RAIL-FERRY SERVICE segment. A 20% increase in the price of fuel for the period October 1, 2003 through September 30, 2004 would have resulted in an increase of approximately $2.7 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.44 in our earnings per share based on the shares of our common stock outstanding as of September 30, 2004, assuming that none of the price increase could have been passed on to our customers through fuel cost surcharges during the same period.

         FOREIGN EXCHANGE RATE RISK. There were no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

                                     ITEM 4.
                             CONTROLS AND PROCEDURES

         (a) As of the end of the period covered by this report, we conducted an evaluation of the effectiveness of our "disclosure controls and procedures," as that phrase is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

         Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting them to material information required to be disclosed in our periodic filings with the Securities and Exchange Commission ("SEC"), and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


                                     ITEM 6.

                                    EXHIBITS

Exhibit Number             Description
--------------             -----------
    3.1                    Restated Certificate of Incorporation of the
                           Registrant

    3.2                    By-Laws of the Registrant

    4.1 Specimen of Common Stock Certificate (filed as an exhibit to the Registrant's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980, and incorporated herein by reference)

    4.2                    Indenture between the Registrant and The Bank of New
                           York, as Trustee, with respect to the 7 3/4% Senior
                           Notes due October 15, 2007

    4.3                    Form of 7 3/4% Senior Note due October 15, 2007
                           (included in Exhibit 4.2 hereto and incorporated herein by reference)

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

INTERNATIONAL SHIPHOLDING CORPORATION


/s/ GARY L. FERGUSON
---------------------------------------------
Gary L. Ferguson
Vice President and Chief Financial Officer


Date November 12, 2004
    -----------------------------------------