Form 10-K
period 2004-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2005-03-09
CIK 278041

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                          ---------------------
         Common Stock, $1 Par Value                      New York Stock Exchange
6.0% Convertible Exchangeable Preferred Stock            New York Stock Exchange
        7 3/4% Senior Notes Due 2007                     New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter.

                         DATE                        AMOUNT
                         ----                        ------
                    June 30, 2004                 $62,146,604

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Common stock, $1 par value........6,082,887 shares outstanding as of
                                        February 25, 2005

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement dated March 14, 2005, have been incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

          In this report, the terms "we," "us," "our," and "the Company" refer to International Shipholding Corporation and its subsidiaries. Through our subsidiaries, we operate a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium- to long-term charters or contracts. At December 31, 2004, we owned and/or operated 35 ocean-going vessels, 917 LASH (Lighter Aboard SHip) barges, and related shoreside handling facilities. We also own 32 over-the-road haul-away car carrying trucks.

          Our fleet includes (i) four U.S. flag Pure Car/Truck Carriers ("PCTCs") specifically designed to transport fully assembled automobiles, trucks and larger vehicles and two foreign flag PCTCs with the capability of transporting heavy weight and large dimension trucks and buses, as well as automobiles; (ii) one Breakbulk/Multi-Purpose vessel, two Container vessels and one Tanker vessel, which are used to transport supplies for the Indonesian operations of a mining company; (iii) two U.S. flag Molten Sulphur vessels, which are used to carry molten sulphur from Louisiana and Texas to a processing plant on the Florida Gulf Coast; (iv) two Special Purpose vessels modified as Roll-On/Roll-Off vessels ("RO/ROs") to transport loaded rail cars between U.S. Gulf and Mexico; (v) one U.S. flag conveyer-equipped self-unloading Coal Carrier, which carries coal in the coastwise and near-sea trade; (vi) three RO/RO vessels that permit rapid deployment of rolling stock, munitions, and other military cargoes requiring special handling; (vii) two Container vessels we time charter; (viii) two Cape-Size Bulk Carriers in which we own a 50% interest; and (ix) nine Cement Carriers in which we own a 26.1% interest.

          Our fleet also includes three LASH vessels, one Dockship, and 917 LASH barges. In our transoceanic liner services, we use the LASH system primarily to gather cargo on rivers and in harbors that are too shallow for traditional vessels.

          Our fleet is deployed by our principal operating subsidiaries, Central Gulf Lines, Inc. ("Central Gulf"), LCI Shipholdings, Inc. ("LCI") which includes a transatlantic liner service doing business as "Forest Lines," Waterman Steamship Corporation ("Waterman"), and CG Railway, Inc. ("CG Railway"). Other of our subsidiaries provide ship charter brokerage, agency and other specialized services.

          We have five operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment ("COA"), Rail-Ferry Service, and Other, as described below. For additional information about our operating segments see Note K - Significant Operations of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-22. In addition to our five operating segments, we have investments in several unconsolidated entities of which we own 50% or less and do not exercise significant influence over operating and financial activities.

          Liner Services. In our Liner Services segment we operate four vessels, including a Dockship that positions barges for pick-up and discharge, on established trade routes with regularly scheduled sailing dates. We receive revenues for the carriage of cargo within the established trading area and pay the operating and voyage expenses incurred. Our Liner Services include a U.S. flag Liner Service between U.S. Gulf and East Coast ports and ports in the Red Sea and in South Asia, and a foreign flag transatlantic Liner Service operating between U.S. Gulf and East Coast ports and ports in northern Europe.

          Time Charter Contracts. Time Charters are contracts by which the charterer obtains the right for a specified time period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel. Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port, and stevedoring expenses. Our Time Charter Contracts include charters of three RO/RO vessels to the United States Navy's Military Sealift Command ("MSC") for varying terms. Also included in this segment are contracts with ship operators for six PCTCs, with an electric utility for a conveyor-equipped, self-unloading coal carrier and with a mining company to provide transportation services at its mine in Papua, Indonesia.

          Contracts of Affreightment ("COA"). COAs are contracts by which we undertake to provide space on our vessels for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried. Generally, we are responsible for all operating and voyage expenses. Our COA segment includes a molten sulphur transportation contract.

          Rail-Ferry Service. In the beginning of 2001, we began a new service, through our subsidiary CG Railway, carrying loaded rail cars between U.S. Gulf and Mexico. This service uses our two Special Purpose vessels, which were modified to enable them to carry standard size railroad cars. Each vessel has a capacity for 60 standard size rail cars. In 2005, we intend to add a second deck to each vessel in order to essentially double their capacity. We expect the vessels to begin shipyard work in mid-2005 and fully return to service in the second half of 2005. In the fourth quarter of 2004, we announced our decision to relocate our Rail-Ferry Service's domestic operations from the port of Mobile to the port of New Orleans. As part of the incentive to relocate, the state of Louisiana and the City of New Orleans agreed to finance part of the terminal and infrastructure cost associated with the move. In return, we have agreed that our operations will remain at the port of New Orleans for a minimum of ten years.

          Other. This segment consists of operations that include more specialized services than the former four segments and subsidiaries that provide ship charter brokerage and agency services. Also included in this segment is our over-the-road car transportation truck company.

          Unconsolidated Entities. We have a 26.1% interest in a company owning and operating nine Bulk Cement Carriers. We also have a 50% interest in a company owning two Cape-Size Bulk Carriers and a 50% investment in a company that operates a terminal in Coatzacoalcos, Mexico for our Rail-Ferry Service.

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

          Because our strategy is to seek medium- to long-term contracts and because we have diversified customer and cargo bases, we are generally insulated from the cyclical nature of the shipping industry. However, of our five operating segments, our Liner Service and Rail-Ferry Service segments are the most susceptible to the shipping industry's cyclical nature and are impacted by, among other things, fluctuations in the worldwide supply of and demand for vessel capacity fuel oil cost and the seasonal demands for certain cargoes that we ship.

          We believe that our strategy has produced relatively stable operating cash flows for an industry that tends to be cyclical and valuable long-term relationships with our customers. We plan to continue this strategy by expanding our relationships with existing customers, seeking new customers, and selectively pursuing acquisitions.

HISTORY

          The Company was originally founded as Central Gulf Steamship Corporation in 1947 by the late Niels F. Johnsen and his sons, Niels W. Johnsen, a director of the Company, and Erik F. Johnsen, our Chairman and Chief Executive Officer. Central Gulf was privately held until 1971 when it merged with Trans Union Corporation ("Trans Union"). In 1978, International Shipholding Corporation was formed to act as a holding company for Central Gulf, LCI, and certain other affiliated companies in connection with the 1979 spin-off by Trans Union of our common stock to Trans Union's stockholders. In 1986, we acquired the assets of Forest Lines, and in 1989, we acquired Waterman. Since our spin-off from Trans Union, we have continued to act solely as a holding company, and our only significant assets are the capital stock of our subsidiaries.

COMPETITIVE STRENGTHS

          Diversification. Our strategy for many years has been to seek and obtain contracts that contribute to a diversification of operations. These diverse operations vary from chartering vessels to the United States government, to chartering vessels for the transportation of automobiles and military vehicles, transportation of paper, steel, wood and wood pulp products, carriage of supplies for a mining company, transporting molten sulphur, transporting coal for use in generating electricity, and transporting standard size railroad cars. In recent years, we have upgraded our fleet and brought the average age of our vessels down to approximately 15.4 years as compared with approximately 17.7 years in 2000. As a result, our management believes that the outlook for fulfilling current contracts, obtaining extensions through the exercise of options by current customers, and obtaining new contracts is good.

          Stable Cash Flow. We believe that our historical cash flows have been relatively stable for an industry that tends to be cyclical, because of the length and structure of our contracts, the creditworthiness of our customers and our diversified customer and cargo bases. Our cash flow from operations was approximately $24.4 million, $38.6 million and $18.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our medium- to long-term charters provide for a daily charter rate that is payable whether or not the charterer utilizes the vessel. These charters generally require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and often include cost escalation features covering certain of our expenses. In addition, our COAs guarantee a minimum amount of cargo for transportation, and our diversified cargo and customer bases have contributed to the stability of our operating cash flow. We also believe that the high credit quality of most of our customers and the length of our contracts help reduce the effects of the cyclical nature of the shipping industry.

          Longstanding Customer Relationships. We currently have medium- to long-term time charters with, or contracts to carry cargo for, the MSC (10% of our fiscal year 2004 revenues) and a variety of high credit quality commercial customers that include International Paper Company (2.3% of our fiscal year 2004 revenues), P.T. Freeport Indonesia (5.7% of our fiscal year 2004 revenues), Toyota Motor Corporation (5.3% of our fiscal year 2004 revenues) and Hyundai Motor Company (5.7% of our fiscal year 2004 revenues). Most of these companies have been customers of ours for over ten years. Substantially all of our current cargo contracts and charter agreements are renewals or extensions of previous agreements. In recent years, we have been successful in winning extensions or renewals of substantially all of the contracts rebid by our commercial customers, and we have been operating vessels for the MSC for more than 30 years. We believe that our longstanding customer relationships are in part due to our excellent reputation for providing quality specialized maritime service in terms of on-time performance, low cargo loss, minimal damage claims and reasonable rates.

          Experienced Management Team. Our management team has substantial experience in the shipping industry. Our Chairman has served the Company in various management capacities since its founding in 1947. In addition, our President, Executive Vice President, and Chief Financial Officer have over 95 years of collective experience with the Company. We believe that the experience of our management team is important to maintaining long-term relationships with our customers.

TYPES OF SERVICE

          Through our principal operating subsidiaries, we provide specialized maritime transportation services to our customers primarily under medium- to long-term contracts. Our five operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment, Rail-Ferry Service, and Other are described below:

     LINER SERVICES

     LASH Vessels

          Foreign Flag. We operate two foreign flag LASH vessels and a self-propelled, semi-submersible feeder vessel on a scheduled transatlantic liner service under the name "Forest Lines." One of the two foreign flag LASH vessels is under an operating lease through 2007. Each Forest Lines LASH vessel normally makes 10 round trip sailings per year between U.S. Gulf and East Coast ports and ports in northern Europe. After the first quarter of 2005, we will no longer sail to the East Coast ports. We continue to diversify our eastbound cargo among various commercial shippers and now carry significant quantities of rice and petroleum coke as well as paper products. Our contract with International Paper Company for eastbound cargo space is for the carriage of wood pulp, liner board, and other forest products, the characteristics of which are well suited for transportation by LASH vessels. Our current contract with International Paper Company was for a ten-year term ending in 2002, and was extended for an additional three-year period ending in December of 2005 with mutual options to extend on a year-to-year basis.

          Over the years, we have established a base of commercial shippers to which we provide space on the westbound Forest Lines service. The principal westbound cargoes are steel and other metal products, high-grade paper and wood products, and other general cargo. Over the last five years, the westbound utilization rate for these vessels averaged approximately 86.5% per year.

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

          During 2002, we reactivated a U.S. flag Liner Service between the U.S. Gulf and East Coast ports and ports in the Red Sea and Middle East due to several changes in circumstances that occurred after our decision in 2001 to suspend the previous service. We concluded that there would be adequate cargo volume for shipment on U.S. flag vessels to the service area to justify maintaining the service. As a result, we recommissioned one of our foreign flag LASH vessels, which had been idle and scheduled for disposal, together with a number of LASH barges. After its upgrade, the foreign flag vessel entered our Forest Lines service in November of 2002, replacing one of the vessels operating in that service. The replaced vessel transferred to U.S. flag for use in the renewed U.S. flag Liner Service, which commenced operation in November of 2002.

          The Maritime Security Act of 1996 ("MSA"), which provides for a program for certain U.S. flag vessels, was signed into law in October of 1996. Under this program, the Maritime Security Program ("MSP"), each participating vessel is eligible to receive an annual payment of $2.1 million, which is subject to annual appropriations and not guaranteed. In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships industry-wide eligible to participate in the program from 47 to 60, and increased the annual payment per vessel, all to be effective on October 1, 2005. Annual payments for each vessel in the new program will be $2.6 million in years 2006 to 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015. As of December 31, 2004, our Waterman U.S. flag LASH vessel mentioned earlier, and four PCTCs and two Container ships included in the Time Charter Contracts segment have qualified for participation, the terms of which were extended in October of 2004 through September 30, 2015. On January 12, 2005, we were awarded one additional MSP contract, effective October

     1, 2005, for a net total of eight MSP contracts. We are currently exploring our options to fulfill the contract requirement.

     TIME CHARTER CONTRACTS

     Military Sealift Command Charters

          We have had contracts with the MSC (or its predecessor) almost continuously for over 30 years. In 1983, Waterman was awarded a contract to operate three U.S. flag RO/RO vessels under time charters to the MSC for use by the United States Navy in its maritime prepositioning ship ("MPS") program. These vessels represent three of the sixteen MPS vessels currently in the MSC's worldwide fleet providing support to the U.S. Marine Corps. These ships are designed primarily to carry rolling stock and containers, and each can carry support equipment for 17,000 military personnel. Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract but retained the right to operate the vessels under operating agreements. The MSC time charters commenced in late 1984 and early 1985 for initial five-year periods and were renewable at the MSC's option for additional five-year periods up to a maximum of twenty-five years. In 1993, the Company reached an agreement with the MSC to make certain reductions in future charter hire payments in consideration of fixing the period of these charters for the full 25 years. The charters and related operating agreements will expire in 2009 and 2010.

     Pure Car/Truck Carriers

          U.S. Flag. We currently operate four U.S. flag PCTCs. In 1986, we entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States. To service these charters, we had constructed two car carriers that were specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively. Both vessels were built in Japan and were registered under the U.S. flag. In 2000 and 2001, we replaced these two vessels with larger PCTCs, which are under their initial contracts through 2010 and 2011 with the same Japanese shipping company, which had been nominated by Toyota Motor Corporation as our vessel's timecharterer. Both of these contracts may be extended beyond the initial term at the option of the shipping company.

          In 1998, we acquired a 1994-built U.S. flag PCTC. Immediately after being delivered to us in April of 1998, this vessel entered a long-term charter through 2008 with the same Japanese shipping company. In 1999, we acquired the fourth vessel, a newly built U.S. flag PCTC, which immediately after being delivered to us in September of 1999 entered a long-term charter through 2011 with the same Japanese shipping company. Both of these contracts may be extended beyond the initial term at the option of the shipping company. These last two PCTCs were subsequently sold to unaffiliated parties and leased back under operating leases expiring in 2009 and 2013, respectively.

          Foreign Flag. In 1988, we had two new car carriers constructed by a shipyard affiliated with Hyundai Motor Company, each with a carrying capacity of 4,800 fully assembled automobiles, to transport Hyundai automobiles from South Korea primarily to the United States and Europe under two long-term charters. In 1998 and 1999, we sold these car carriers and replaced them with two newly built PCTCs, each with the capacity to carry heavy and large size rolling stock in addition to automobiles and trucks. We immediately entered into a long-term charter of these vessels through 2018 and 2019 to a Korean shipping company. One of these PCTCs was subsequently sold to an unaffiliated party and leased back under an operating lease through 2016, and we have an option to purchase the vessel thereafter.

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

          In the fourth quarter of 2002, the Korean shipping company, the charterer of our foreign flag PCTCs, sold its car carrier division to a joint venture controlled by Wallenius Lines AB, Wilhelm Wilhelmsen ASA and Hyundai Motor Company. We were not impacted by the transaction as all terms and conditions of the charter parties remain in effect.

     Coal Carrier

          In late 1995, we purchased an existing U.S. flag conveyor-equipped, self-unloading Coal Carrier that was chartered to a New England electric utility under a 15-year time charter expiring in 2010 to carry coal in the coastwise and near-sea trade. Since the base charter provides approximately 60% utilization, the ship will also be used, from time to time during this charter period, to carry coal and other bulk commodities in the spot market for the account of other charterers. The utility company filed for bankruptcy protection in July of 2003. However, in November of 2004, the bankruptcy court approved the utility company's sale of a substantial portion of its generation assets to a third party. Pursuant to the asset purchase agreement, which became effective on January 1, 2005, the third party has assumed the charter in place of the utility company.

     Southeast Asia Transportation Contract

          The contract to transport supplies for a mining company in Indonesia is serviced by a Breakbulk/Multi-Purpose vessel, a small Tanker, and two Container vessels.

     CONTRACTS OF AFFREIGHTMENT

          In 1994, we entered into a 15-year transportation contract with Freeport-McMoRan Sulphur LLC, a sulphur transporter for which we had built a 28,000 DWT Molten Sulphur Carrier that carries molten sulphur from Louisiana and Texas to a fertilizer plant on the Florida Gulf Coast. Under the terms of this contract, we are guaranteed the transportation of a minimum of 1.8 million tons of molten sulphur per year. The contract also gives the charterer three five-year renewal options. The vessel was delivered and began service during late 1994. During the second quarter of 2002, the contract was assigned by Freeport-McMoRan Sulphur LLC to Gulf Sulphur Services Ltd. The terms of the contract were not affected by the assignment.

     RAIL-FERRY SERVICE

          Commencing in 2001, we began a new service, through our subsidiary CG Railway, carrying loaded rail cars between the U.S. Gulf and Mexico. This new service uses our two Special Purpose vessels, which were modified to enable them to carry standard size railroad cars. Each vessel has a capacity of 60 standard size rail cars. With departures every four days from Coatzacoalcos, Mexico and Mobile, Alabama, respectively, it offers with each vessel a three-day transit between these ports and provides approximately 90 trips per year in each direction. In 2005, we intend to add a second deck to each vessel in order to essentially double their capacity. We expect the vessels to begin shipyard work in mid-2005 and fully return to service in the second half of 2005. In the fourth quarter of 2004, we announced our decision to relocate our Rail-Ferry Service's domestic operations from the port of Mobile to the port of New Orleans. As part of the incentive to relocate, the state of Louisiana and the City of New Orleans agreed to finance part of the terminal and infrastructure cost associated with the move. In return, we have agreed that our operations will remain at the port of New Orleans for a minimum of ten years.

     OTHER

          We lease a cargo transfer facility at the river port of Memphis, Tennessee, and several of our subsidiaries provide ship charter brokerage, agency, and other specialized services to our operating subsidiaries and, in the case of ship charter brokerage and agency services, to unaffiliated companies. The income produced by these services substantially covers the related overhead expenses. These services facilitate our operations by allowing us to avoid reliance on third parties to provide these essential shipping services. Also included in this segment is our over-the-road car transportation truck company.

MARKETING

          We maintain marketing staffs in New York and New Orleans, and a network of marketing agents in major cities around the world who market our liner, charter, and contract services. We market our transatlantic LASH Liner Service under the trade name "Forest Lines," and our U.S. flag LASH Liner Service between the U.S. Gulf and East Coast ports and ports in the Red Sea and Middle East under the Waterman house flag. We market our Rail-Ferry Service under the name "CG Railway." We advertise our services in trade publications in the United States and abroad.

INSURANCE

          We maintain protection and indemnity ("P&I") insurance to cover liabilities arising out of our ownership and operation of vessels with the Standard Steamship Owners' Protection & Indemnity Association (Bermuda) Ltd., which is a mutual shipowners' insurance organization commonly referred to as a P&I club. The club is a participant in and subject to the rules of its respective international group of P&I associations. The premium terms and conditions of the P&I coverage provided to us are governed by the rules of the club.

          We maintain hull and machinery insurance policies on each of our vessels in amounts related to the value of each vessel. This insurance coverage, which includes increased value, freight, and time charter hire, is maintained with a syndicate of hull underwriters from the U.S., British, and French insurance markets. We maintain war risk insurance on each of our vessels in an amount equal to each vessel's total insured hull value. War risk insurance is placed through U.S., British, and French insurance markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the P&I club. Our war risk insurance also covers liability to third parties caused by war or terrorism and damages to our land-based assets caused by war, but does not cover damage to our land-based assets caused by terrorism.

          The P&I insurance also covers our vessels against liabilities arising from the discharge of oil or hazardous substances in U.S., international, and foreign waters.

          We also maintain loss of hire insurance with U.S., British, and French insurance markets to cover our loss of revenue in the event that a vessel is unable to operate for a certain period of time due to loss or damage arising from the perils covered by the hull and machinery policy and war risk policy.

          Insurance coverage for shoreside property, shipboard consumables and inventory, spare parts, workers' compensation, office contents, and general liability risks is maintained with underwriters in U.S. and British markets.

          Insurance premiums for the coverage described above vary from year to year depending upon our loss record and market conditions. In order to reduce premiums, we maintain certain deductible and co-insurance provisions that we believe are prudent and generally consistent with those maintained by other shipping companies (See Note D - Self-Retention Insurance of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-14).

NEW TAX LEGISLATION

          Under previous United States tax law, U.S. companies like us and their domestic subsidiaries generally have been taxed on all income, including in our case income from shipping operations, whether derived in the United States or abroad. With respect to any foreign subsidiary in which we hold more than a 50 percent interest (referred to in the tax laws as a controlled foreign corporation, or "CFC"), we are treated as having received a current taxable distribution of our pro rata share of income derived from foreign shipping operations.

          The American Jobs Creation Act of 2004 ("Jobs Creation Act"), which became effective for us on January 1, 2005, changed the United States tax treatment of our U.S. flag vessels in foreign operations and foreign flag shipping operations.

          During December of 2004, we made an election under the Jobs Creation Act to have our U.S. flag operations (other than those of two ineligible vessels used exclusively in United States coastwise commerce) taxed under a new "tonnage tax" regime rather than under the usual U.S. corporate income tax regime. As a result of that election, going forward our gross income for United States income tax purposes with respect to our eligible U.S. flag vessels will not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of our qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.

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

          Under the Jobs Creation Act, the taxable income from the shipping operations of our CFCs will generally no longer be subject to current United States income tax but will be deferred until repatriated. The year ended December 31, 2004 includes an addition to net income in the amount of $7.7 million reflecting a reduction in our net deferred tax provision brought about by the enactment of the Jobs Creation Act during the fourth quarter of 2004. Passage of this new tax act, and our election in December of 2004 for our qualified domestic operations to be taxed under the tonnage tax provision of the new law, rendered certain net deferred tax provisions booked in prior years unnecessary. Our effective tax rate and tax provisions will be materially lower in future years.

REGULATION

          Our operations between the United States and foreign countries are subject to the Shipping Act of 1984 (the "Shipping Act"), which is administered by the Federal Maritime Commission, and certain provisions of the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Act to Prevent Pollution from Ships, and the Comprehensive Environmental Response Compensation and Liability Act, all of which are administered by the U.S. Coast Guard and other federal agencies, and certain other international, federal, state, and local laws and regulations, including international conventions and laws and regulations of the flag nations of our vessels. Pursuant to the requirements of the Shipping Act, we have on file with the Federal Maritime Commission tariffs reflecting the outbound and inbound rates currently charged by us to transport cargo between the United States and foreign countries as a common carrier in connection with our liner services. These tariffs are filed by us either individually or in connection with our participation as a member of rate or conference agreements, which are agreements that (upon becoming effective following filing with the Federal Maritime Commission) permit the members to agree concertedly upon rates and practices relating to the carriage of goods in U.S. and foreign ocean commerce. Tariffs filed by a company unilaterally or collectively under rate or conference agreements are subject to Federal Maritime Commission approval. Once a rate or conference agreement is filed, rates may be changed in response to market conditions on 30 days' notice, with respect to a rate increase, and one day's notice, with respect to a rate decrease. On October 16, 1998, the Ocean Shipping Reform Act of 1998 was enacted, and it amended the Shipping Act of 1984 to promote the growth and development of United States exports through certain reforms in the regulation of ocean transportation. This legislation, in part, repeals the requirement that a common carrier or conference file tariffs with the Federal Maritime Commission, replacing it with a requirement that tariffs be open to public inspection in an electronically available, automated tariff system. Furthermore, the legislation requires that only the essential terms of service contracts be published and made available to the public.

          On October 8, 1996, Congress adopted the Maritime Security Act of 1996, which created the MSP and authorized the payment of $2.1 million per year per ship for 47 U.S. flag ships through fiscal year 2005. This program eliminates the trade route restrictions imposed by the previous federal program and provides flexibility to operate freely in the competitive market. On December 20, 1996, Waterman entered into four MSP contracts with MarAd, and Central Gulf entered into three MSP contracts with MarAd. By law, the MSP is subject to annual appropriations. In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP contractors, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously. In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships industry-wide eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all to be effective on October 1, 2005. Annual payments for each vessel in the new MSP program will be $2.6 million in years 2006 to 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015. On October 15, 2004, Waterman and Central Gulf each filed applications to extend their MSP contracts for another 10 years through September 30, 2015, all seven of which were effectively grandfathered in the MSP reauthorization. Simultaneously, we offered additional ships for participation in the MSP. On January 12, 2005, MarAd awarded Central Gulf four MSP contracts and Waterman four MSP contracts, effective October 1, 2005, for a net increase of one MSP contract. We are currently exploring our options to fulfill the contract requirement.

          Our Molten Sulphur Carrier was constructed with the aid of Title XI loan guarantees administered by MarAd, the receipt of which obligated us to comply with various dividend and other financial restrictions. In late 2004, we paid down all of our outstanding Title XI debt on this vessel and we are no longer bound by the dividend and financial restrictions of the Maritime Administration.

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

          Certain laws governing our operations, as well as our molten sulphur transportation contract, require us to be as much as 75% owned by U.S. citizens. We monitor our stock ownership to verify our continuing compliance with these requirements and have never had more than 1% of our capital stock held of record by non-U.S. citizens (including corporations or other entities controlled by non-U.S. citizens). Our certificate of incorporation allows our board of directors to restrict the acquisition of our capital stock by non-U.S. citizens. Under our certificate of incorporation, our board of directors may, in the event of a transfer of our capital stock that would result in non-U.S. citizens owning more than 23% (the "permitted amount") of our total voting power, declare such transfer to be void and ineffective. In addition, our board of directors may, in its sole discretion, deny voting rights and withhold dividends with respect to any shares of our capital stock owned by non-U.S. citizens in excess of the permitted amount. Furthermore, our board of directors is entitled under our certificate of incorporation to redeem shares owned by non-U.S. citizens in excess of the permitted amount in order to reduce the ownership of our capital stock by non-U.S. citizens to the permitted amount.

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

          The International Maritime Organization ("IMO") amended the International Convention for the Safety of Life at Sea ("SOLAS"), to which the United States is a party, to require nations that are parties to SOLAS to implement the International Safety Management ("ISM") Code. The ISM Code requires that responsible companies, including owners and/or operators of vessels engaged on foreign voyages, develop and implement a safety management system to address safety and environmental protection in the management and operation of vessels. Companies and vessels to which the ISM Code applies are required to receive certification and documentation of compliance. Vessels operating without such certification and documentation in the U.S. and ports of other nations that are parties to SOLAS may be denied entry into ports, detained in ports or fined. We implemented a comprehensive safety management system and obtained timely IMO certification and documentation for our companies and all of our vessels. In addition, our ship management subsidiary, LMS Shipmanagement, Inc., is certified under the ISO 9002 Quality Standard.

          More recently, in 2003, SOLAS was again amended to require parties to the convention to implement the International Ship and Port Facility Security ("ISPS") Code. The ISPS Code requires owners and operators of vessels engaged on foreign voyages to conduct vulnerability assessments and to develop and implement company and vessel security plans, as well as other measures, to protect vessels, ports and waterways from terrorist and criminal acts. In the U.S., these provisions were implemented through the Maritime Transportation Security Act of 2002 ("MTSA"). These provisions became effective on July 1, 2004. As with the ISM Code, companies and vessels to which the ISPS Code applies must be certificated and documented. Vessels operating without such certification and documentation in the U.S. and ports of other nations that are parties to SOLAS may be denied entry into ports, detained in ports or fined. Vessels subject to fines in the U.S. are liable in rem, which means vessels may be subject to arrest by the U.S. government. For U.S. flag vessels, company and vessel security plans must be reviewed and approved by the U.S. Coast Guard. We have conducted the required security assessments and submitted plans for review and approval as required, and we believe that we are in compliance in all material respects with all ISPS Code and MTSA security requirements.

          The Coast Guard and Maritime Transportation Act of 2004, signed into law on August 9, 2004, amended the Oil Pollution Act of 1990 ("OPA") to require owners or operators of all non-tank vessels of 400 gross tons or greater to develop and submit plans for responding, to the maximum extent practicable, to worst case discharges and substantial threats of discharges of oil from these vessels. This statute extends to all types of vessels of 400 gross tons or greater the vessel response planning requirements of the OPA that had previously only applied to tank vessels. The statute requires plans to be submitted by August 9, 2005. We are awaiting regulations implementing this requirement, and expect to comply in all respects.

          Also, under the OPA, vessel owners, operators and bareboat charterers are responsible parties that are jointly, severally and strictly liable for all response costs and other damages arising from oil spills from their vessels in waters subject to U.S. jurisdiction, with certain limited exceptions. Other damages include, but are not limited to, natural resource damages, real and personal property damages, and other economic damages such as net loss of taxes, royalties, rents, profits or earning capacity, and loss of subsistence use of natural resources. For non-tank vessels, the OPA limits the liability of responsible parties to the greater of $600 per gross ton or $500,000. The limits of liability do not apply if it is shown that the discharge was proximately caused by the gross negligence or willful misconduct of, or a violation of a federal safety, construction or operating regulation by, the responsible party, an agent of the responsible party or a person acting pursuant to a contractual relationship with the responsible party. Further, the limits do not apply if the responsible party fails or refuses to report the incident, or to cooperate and assist in oil spill removal activities. Additionally, the OPA specifically permits individual states to impose their own liability regimes with regard to oil discharges occurring within state waters, and some states have implemented such regimes.

          Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") also applies to owners and operators of vessels, and contains a similar liability regime for cleanup and removal of hazardous substances and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

          Under the OPA, vessels are required to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the highest limit of their potential liability under the act. Under Coast Guard regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance or guaranty. An owner or operator of more than one vessel must demonstrate financial responsibility for the entire fleet in an amount equal to the financial responsibility of the vessel having greatest maximum liability under the OPA and CERCLA. We insure each of our vessels with pollution liability insurance in the amounts required by law. A catastrophic spill could exceed the insurance coverage available, in which event our financial condition and results of operations could be adversely affected.

          While the U.S. is not a party, for our vessels operating in foreign waters, many countries have ratified and follow the liability plan adopted by the IMO as set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the "1969 Convention") and the Convention for the Establishment of an International Fund for Oil Pollution of 1971. Under these conventions, the registered owner of a vessel is strictly liable for pollution damage caused in the territorial seas of a state party by the discharge of persistent oil, subject to certain complete defenses. Liability is limited to approximately $183 per gross registered ton (a unit of measurement of the total enclosed spaces in a vessel) or approximately $19.3 million, whichever is less. If a country is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage (the "1992 Protocol"), the maximum liability limit is $82.7 million. The limit of liability is tied to a unit of account that varies according to a basket of currencies. The right to limit liability is forfeited under the 1969 Convention when the discharge is caused by the owner's actual fault, and under the 1992 Protocol, when the spill is caused by the owner's intentional or reckless misconduct. Vessels operating in waters of states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions that are not parties to these conventions, various legislative schemes or common law govern. We believe that our pollution insurance policy covers the liability under the IMO regimes.

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

          Approximately 16% of our revenue is generated by contracts with the MSC and contracts to transport Public Law-480 U.S. government-sponsored cargo, a cargo preference program requiring that 75% of all foreign aid "Food for Peace" cargo must be transported on U.S. flag vessels, if they are available at reasonable rates. We compete with all U.S. flag companies, including P&O Nedlloyd, APL Limited, and Maersk Sealand Service, Inc. for the MSC work and the Public Law-480 cargo. Additionally, our principal foreign competitors include Indotrans (Swire), Star Shipping AS, and the Shipping Corporation of India.

          Our LASH Liner Services face competition from foreign flag liner operators and, to a lesser degree, from U.S. flag liner operators. In addition, during periods in which we participate in conference agreements or rate agreements, competition includes other participants with whom we may agree to charge the same rates and non-participants charging lower rates.

          Because our LASH barges are used primarily to transport large unit size items, such as forest products and steel that cannot be transported as efficiently in container ships, our LASH fleet often has a competitive advantage over these vessels for this type of cargo. In addition, we believe that the ability of our LASH system to operate in shallow harbors and river systems and our specialized knowledge of these harbors and river systems give us a competitive advantage over operators of container ships and break bulk vessels that are too large to operate in these areas.

          Our PCTCs operate worldwide in markets where foreign flag vessels with foreign crews predominate. We believe that our U.S. flag PCTCs can continue to compete effectively if we continue to receive the cooperation of our seamen's unions in controlling costs and if we continue to participate in the Maritime Security Program.

RISK FACTORS

          We are highly leveraged. We are highly leveraged and devote a substantial portion of our operating income to debt service. To date, we have been able to generate sufficient cash from operations, including planned sales of assets and sale leaseback transactions, to meet annual interest and principal payments on our indebtedness. However, following the completion in January of 2005 of our convertible exchangeable preferred stock offering, our combined debt service and preferred stock dividend requirements will be greater than they have been in the past, and our ability to satisfy our debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and preferred stock dividend obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital or restructure our debt. There can be no assurance that we will be able to generate sufficient operating cash flows to service our debt and meet our preferred stock dividend requirements.

          Subject to compliance with various financial and other covenants imposed by the agreements governing our existing indebtedness and that of our subsidiaries, we may incur additional indebtedness from time to time, thus increasing our leverage. We have met the minimum working capital and net worth requirements of our debt agreements during the period covered by the agreements, once amended effective June of 2001 and March of 2002. In order to purchase two Container vessels prior to December 31, 2004, we drew $20 million on our credit facility in late 2004 and repaid that amount early in January of 2005 with a portion of the proceeds from the sale of our convertible exchangeable preferred stock. Having these draws outstanding on our credit facility as of December 31, 2004, caused us to be in "non-compliance" with our leverage ratio as stated in the agreements at December 31, 2004. However, prior to December 31, 2004, we obtained waivers from our lenders with respect to this matter of "non-compliance" with the leverage requirements. We had originally anticipated closing our preferred stock offering prior to December 31, 2004. If the closing had occurred prior to December 31, we would have met all financial and other covenants, including the leverage requirements. We are currently in compliance again with all our restrictive covenants and believe we will continue to meet these requirements throughout 2005, although we can give no assurance to that effect.

          The degree to which we are leveraged could have important adverse consequences. Among other things, high leverage may: (i) impair our ability to obtain additional financing for working capital, capital expenditures, vessel and other acquisitions, and general corporate purposes; (ii) require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest; (iii) limit the funds available to meet our preferred stock dividend requirements; (iv) place us at a competitive disadvantage to less highly-leveraged competitors; and (v) make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

          A default under one of our debt agreements may result in a default under one or more of our other debt agreements. Our debt obligations are represented by separate agreements with different lenders. A default under any agreement can result in the acceleration of principal and interest, and in some cases penalties, under that agreement. In some cases, a default under one agreement may create an event of default under other agreements, resulting in the acceleration of principal, interest and penalties under such other agreements even though we are otherwise in compliance with all payment and other obligations under those agreements. Thus, an event of default under a single agreement, including one that is technical in nature or otherwise not material, may create an event of default under multiple lending agreements, which could result in the acceleration of significant indebtedness under multiple agreements that we may not be able to pay or refinance at that time.

          The agreements governing certain of our debt instruments impose restrictions on our business. The agreements governing certain of our debt instruments contain a number of covenants imposing restrictions on our business. The restrictions these covenants place on us include limitations on our ability to: (i) redeem and pay dividends on our capital stock; (ii) make investments;
(iii) engage in transactions with affiliates; and (iv) create or permit to exist liens on our assets. These agreements also require us to meet a number of financial ratios. As a result of these covenants, our ability to respond to changes in business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that otherwise might be considered beneficial to the Company.

          In addition, the breach of any of these covenants could result in a default under several other of these agreements. Upon the occurrence of an event of default under any such agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable. If we were unable to repay those amounts, such lenders could proceed against the collateral securing that indebtedness. If amounts outstanding under such agreements were to be accelerated, there can be no assurance that our assets would be sufficient to generate sufficient cash flow to repay the accelerated indebtedness.

          Our business and operations are highly-regulated. Our business is materially affected by government regulation in the form of international conventions, national, state and local laws and regulations, and laws and regulations of the flag nations of our vessels, including laws relating to the discharge of materials into the environment. Because such conventions, laws and regulations are often revised, we are unable to predict the ultimate costs of compliance. In addition, we are required by various governmental and quasi-governmental agencies to obtain and maintain certain permits, licenses and certificates with respect to our operations. In certain instances, the failure to obtain or maintain such permits, licenses or certificates could have a material adverse effect on our business. In the event of war or national emergency, our U.S. flag vessels are subject to requisition by the United States without any guarantee of compensation for lost profits, although the United States government has traditionally paid fair compensation in such circumstances.

          If sufficient appropriations under the Maritime Security Act of 1996 are not made in any fiscal year, we may not continue to receive annual payments with respect to certain of our vessels. The Maritime Security Act of 1996, which provides for a program for certain U.S. flag vessels, was signed into law in October of 1996. Under this program, each participating vessel is eligible to receive an annual payment of $2.1 million through the government's fiscal year 2005. In 2003, Congress authorized an extension of the program through 2015, increased the number of ships eligible industry-wide to participate in the program from 47 to 60, and increased payments to companies in the program, all to be effective on October 1, 2005. Annual payments for each vessel in the MSP are $2.6 million in years 2006 to 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015.

          As of December 31, 2004, seven of our vessels operated under MSP contracts, the terms of which were extended in October of 2004 through September 30, 2015. On January 12, 2005, we were awarded one additional MSP contract, effective October 1, 2005, for a total of eight MSP contracts. We are currently exploring our options to fulfill the contract requirement. Payments under this program are subject to annual appropriation by Congress and are not guaranteed. Congress may not make sufficient appropriations under the program in one or more fiscal years and, as a result, we can provide no assurance as to our continued receipt, in full or in part, of the annual payments.

          An increase in the supply of vessels without a corresponding increase in demand for vessels could cause our charter and cargo rates to decline, which could have a material adverse effect on our revenues and earnings. Historically, the shipping industry has been cyclical. The profitability and asset values of companies in the industry have fluctuated in part because of changes in the supply and demand of vessels. The supply of vessels generally increases with deliveries of new vessels and decreases with the scrapping of older vessels. If the number of new vessels delivered exceeds the number of vessels being scrapped, vessel capacity will increase. If the supply of vessels increases and the demand for vessels does not, the charter and cargo rates for our vessels could decline significantly. A decline in our charter and cargo rates could have a material adverse effect on our revenues and earnings.

          The revenues of our liner services segment are subject to seasonal and cyclical variations, which may cause material fluctuations in our reported earnings. The demand for certain cargoes carried in our Liner Services, such as agricultural products, steel and forest products, and the corresponding demand for Liner Services to ship these cargoes, has historically exhibited seasonal and cyclical variations. As a result, the revenues of our Liner Services segment are subject to seasonal and cyclical variations, which may cause material fluctuations in our revenues and earnings on a quarterly or annual basis, or both.

          We are dependent on government charters and contracts. We have various charters or contracts with agencies of the United States government. Companies engaged in government contracting are subject to certain unique business risks, including dependence on congressional appropriations and administrative allotment of funds, and changing policies and regulations. Because government contracts are usually awarded for relatively short periods of time and are subject to renewal options in favor of the government, the stability and continuity of this type of business depends on the periodic exercise by the government of contract renewal options. Further, government contracting laws provide that the United States government is to do business only with responsible contractors. In this regard, federal agencies have the authority under certain circumstances to suspend or debar a contractor from further government contracting for periods of time in order to protect the government's interest. While we have never been suspended or debarred from government contracting, nor have we ever been the subject of any proceeding for such a purpose, there can be no assurance that we will not be suspended or debarred, or subject to such proceeding, in the future.

          Our Rail-Ferry Service has been unprofitable to date, and we can give no assurance as to its future profitability. Our Rail-Ferry Service began operating in February of 2001. The introduction of this service in a competitive market contributed $7.5 million to our net loss in fiscal year 2001, and had losses of $3.7 million, $2.9 million and $4.3 million in fiscal years 2002, 2003 and 2004, respectively.

          We intend to add a second cargo deck to each of the two vessels operating in this service in order to essentially double their capacity and improve our operating margin. We expect the vessels to begin shipyard work in mid-2005 and fully return to service in the second half of 2005. We believe that these additions will significantly reduce our cost per unit of cargo carried, but that will occur only if we are able to book substantially all of the additional capacity, and we can give no assurance at this time that we will be successful in doing so.

          We are subject to the risk of continuing high prices, and increasing prices, of the fuel we consume in our Liner and Rail-Ferry operations. We are exposed to commodity price risks with respect to fuel consumption in our Liner and Rail-Ferry operations, and we can give no assurance that we will be able to offset higher fuel costs due to the competitive nature of these operations. Moreover, while we entered into hedging arrangements with respect to a portion of our 2003 fuel requirements and a small portion of our 2004 fuel requirements for our Liner and Rail-Ferry segments to reduce our exposure to increases in fuel prices, we currently have no hedging arrangements in place with respect to our estimated 2005 fuel requirements. We currently have fuel surcharges in place, however, a material increase in current fuel prices that we cannot recover through these fuel cost surcharges could adversely affect our results of operations and financial condition. For an analysis of the effect of our operating costs and earnings per share of an increase in fuel prices, see Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 26.

          We operate in a highly competitive industry. The shipping industry is intensely competitive and can be influenced by economic and political events that are outside the control of shipping companies. There can be no assurance that we will be able to renew expiring charters on economically attractive terms, maintain attractive freight rates, pass cost increases through to our customers or otherwise successfully compete against our competitors.

          We are subject to the control of our principal stockholders. Four of our directors, Niels W. Johnsen, Erik F. Johnsen, Niels M. Johnsen and Erik L. Johnsen, and their family members and affiliated entities, beneficially owned an aggregate of 38.34% (which includes currently exercisable options to acquire 400,000 shares) of the common stock of the Company as of December 31, 2004. As a result, the Johnsen family has the power to determine many of our policies, the election of our directors and officers, and the outcome of various corporate actions requiring shareholder approval.

          Operating hazards may increase our operating costs; our insurance coverage is limited. Our vessels are subject to operating risks such as: (i) catastrophic marine disaster; (ii) adverse weather conditions; (iii) mechanical failure; (iv) collisions; (v) hazardous substance spills; (vi) war, terrorism and piracy; and (vii) navigation and other human errors. The occurrence of any of these events may result in damage to or loss of our vessels and our vessels' cargo or other property, and in injury to personnel. Such occurrences may also result in a significant increase in our operating costs or liability to third parties. In addition, such occurrences may result in our company being held strictly liable for pollution damages under the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation and Liability Act or one of the international conventions to which our vessels operating in foreign waters may be subject.

          We maintain insurance coverage against certain of these risks, which our management considers to be customary in the industry. We cannot assure you, however, that we will be able to renew our existing insurance coverage at commercially reasonable rates or that such coverage will be adequate to cover future claims that may arise. In addition, the terrorist attacks that occurred in the U.S. on September 11, 2001, as well as the potential for future attacks, compliance with recently enacted maritime security laws and other factors, have caused significant increases in the cost of our war risk insurance coverage, which covers damages to our vessels and liability to third parties arising from acts of terrorism.

          We are subject to risks associated with operating internationally. Our international shipping operations are subject to risks inherent in doing business in countries other than the United States. These risks include, among others: (i) economic, political and social instability; (ii) potential vessel seizure, expropriation of assets and other governmental actions, which are not covered by our insurance; (iii) currency restrictions and exchange rate fluctuations; (iv) potential submission to the jurisdiction of a foreign court or arbitration panel; and (v) import and export quotas, the imposition of increased environmental and safety regulations and other forms of public and governmental regulation. Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of any such events. However, if such an event should occur, it could have a material adverse effect on our financial condition and results of operations.

          Our vessels could be seized by maritime claimants, which could result in a significant loss of earnings and cash flow for the related off-hire period. Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts or claims for damages. In many jurisdictions, a maritime lienholder may enforce its lien by either arresting or attaching a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could result in a significant loss of earnings and cash flow for the related off-hire period.

          In addition, international vessel arrest conventions and certain national jurisdictions allow so-called "sister ship" arrests, that allow the arrest of vessels that are within the same legal ownership as the vessel which is subject to the claim or lien. Certain jurisdictions go further, permitting not only the arrest of vessels within the same legal ownership, but also any "associated" vessel. In nations with these laws, an "association" may be recognized when two vessels are owned by companies controlled by the same party. Consequently, a claim may be asserted against us, any of our subsidiaries or our vessels for the liability of one or more of the other vessels we own.

          A substantial number of our employees are unionized; in the event of a strike or other work stoppage our business and operations may be adversely affected. As of December 31, 2004, all of our shipboard personnel and certain of our shoreside personnel were covered by collective bargaining agreements. While we have experienced no strikes, work stoppages or other significant labor problems during the last ten years, we cannot assure you that such events will not occur in the future. In the event we experience one or more strikes, work stoppages or other labor problems, our business and operations and, in turn, our results of operations, may be materially and adversely affected.

          We may not be able to renew our time charters and contracts when they expire. There can be no assurance that any of our existing time or bareboat charters or contracts of affreightment will be renewed or, if renewed, that they will be renewed at favorable rates. If upon expiration of our existing charters and contracts, we are unable to obtain new charters or contracts at rates comparable to those received under the expired charters or contracts, our revenues and earnings may be adversely affected.

          Older vessels have higher operating costs and are less desirable to charterers. The average age of the vessels in our fleet is approximately 15.4 years. In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. Accordingly, it is likely that the operating costs of our older vessels will increase. In addition, changes in governmental regulations and compliance with classification society standards may require us to make expenditures for new equipment. In order to add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues. Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets. There can be no assurance that market conditions will justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

          We face periodic drydocking costs for our vessels, which can be substantial. Vessels must be drydocked periodically. The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial and our insurance does not cover these costs.

EMPLOYEES

          As of December 31, 2004, we employed approximately 427 shipboard personnel and 167 shoreside personnel. We consider relations with our employees to be excellent.

          All of our shipboard personnel and certain of our shoreside personnel are covered by collective bargaining agreements. Some of these agreements relate to particular vessels and have terms corresponding with the terms of their respective vessel's charter, including agreements relating to two of our vessels that are up for renewal in mid-2005. Moreover, the collective bargaining agreements covering seven of our vessels operated under MSP contracts will be subject to renegotiation in the second half of 2005. In addition, Central Gulf, Waterman, and other U.S. shipping companies are subject to collective bargaining agreements for shipboard personnel in which the shipping companies servicing U.S. Gulf and East Coast ports also must make contributions to pension plans for dockside workers. We have experienced no strikes or other significant labor problems during the last ten years.

AVAILABLE INFORMATION

          Our internet address is www.intship.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report.

ITEM 2. PROPERTIES

VESSELS AND BARGES

          Of the 35 ocean-going vessels in our fleet at December 31, 2004, 13 were 100% owned by us, nine were 26.1% owned by us, two were 50% owned by us, six were leased by us, and five were operated by us under operating contracts. Of the 917 LASH barges we own, 855 are operated in conjunction with our LASH vessels. The remaining 62 LASH barges are not required for current vessel operations. All of our LASH barges are registered under the U.S. flag. Also included in our fleet are 32 over-the-road haul-away car carrying trucks.

          All of the vessels owned, operated, or leased by us are in good condition except for the 62 LASH barges not required for current vessel operations. Under governmental regulations, insurance policies, and certain of our financing agreements and charters, we are required to maintain our vessels in accordance with standards of seaworthiness, safety, and health prescribed by governmental regulations or promulgated by certain vessel classification societies. We have implemented the quality and safety management program mandated by the IMO and have obtained certification of all vessels currently required to have a Safety Management Certificate. Vessels in the fleet are maintained in accordance with governmental regulations and the highest classification standards of the American Bureau of Shipping, Det Norske Veritas, or Lloyd's Register classification societies.

          Certain of the vessels and barges owned by our subsidiaries are mortgaged to various lenders to secure such subsidiaries' long-term debt (See Note C - Long-Term Debt of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-13).

OTHER PROPERTIES

          We lease our corporate headquarters in New Orleans, our administrative and sales office in New York, and office space in Nashville and Shanghai. Additionally, we lease a totally enclosed multi-modal cargo transfer terminal in Memphis, Tennessee, under a lease that expires in May of 2008. In 2004, the aggregate annual rental payments under these operating leases totaled approximately $1.4 million.

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

          In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters. While the outcome of such claims cannot be predicted with certainty, we believe that our insurance coverage and reserves with respect to such claims are adequate and that such claims should not have a material adverse effect on our business or financial condition (See Note H - Commitments and Contingencies of the Notes to the Company's Consolidated Financial Statements contained in this Form 10-K on page F-19).

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

          Erik F. Johnsen, 79, is the Chairman and Chief Executive Officer of the Company. He served as the President, Chief Operating Officer, and Director of the Company since its commencement of operations in 1979 until April of 2003 when he assumed his current position. Until April of 1997, Mr. Johnsen also served as the President and Chief Operating Officer of each of the Company's principal subsidiaries, except Waterman, for which he served as Chairman of the Executive Committee. Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and served as its President from 1966 until April of 1997.

          Niels M. Johnsen, 59, is President of the Company. Mr. Johnsen has served as a Director of the Company since April of 1988. He joined Central Gulf on a full time basis in 1970 and held various positions with the Company before being named President in April of 2003. He has also served as chairman of each of the Company's principal subsidiaries, except Waterman, since April of 1997. He is also President of Waterman and N. W. Johnsen & Co., Inc., subsidiaries of the Company engaged in LASH liner service and ship and cargo charter brokerage, respectively. In 2002, he became a trustee and director of Atlantic Mutual Companies. He is the son of Niels W. Johnsen.

          Erik L. Johnsen, 47, is Executive Vice President of the Company. He joined Central Gulf in 1979 and held various positions with the Company before being named Executive Vice President in April of 1997. He has served as a Director of the Company since 1994. He has also served as the President of each of the Company's principal subsidiaries, except Waterman, since April of 1997, and as Executive Vice President of Waterman since September of 1989. He is responsible for all operations of the Company's vessel fleet and leads the Company's Ship Management Group. He is the son of Erik F. Johnsen.

          Gary L. Ferguson, 64, is Vice President and Chief Financial Officer of the Company. He joined Central Gulf in 1968 where he held various positions with the Company prior to being named Controller in 1977, and Vice President and Chief Financial Officer in 1989.

          Niels W. Johnsen, 82, is a Director of the Company. He served as the Chairman and Chief Executive Officer of the Company from its commencement of operations in 1979 until April of 2003 and served as Chairman and Chief Executive Officer of each of the Company's principal subsidiaries until April of 1997. He previously served as Chairman of Trans Union's ocean shipping group of companies from December of 1971 through May of 1979. He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971. He is also a former director of Reserve Fund, Inc., a money market fund and a former trustee of Atlantic Mutual Companies, an insurance company. He is the brother of Erik F. Johnsen.

          Harold S. Grehan, Jr., 77, is a Director of the Company. He joined Central Gulf in 1958 and became Vice President in 1959, Senior Vice President in 1973 and Executive Vice President and Director in 1979. Mr. Grehan retired from the Company at the end of 1997, and continued to serve as a Director since that time.

          Raymond V. O'Brien, Jr., 77, has served as a Director of the Company since 1979 and in early 2003 was named Chairman of the Compensation Committee of the Board of Directors. He is a former director of Emigrant Savings Bank. He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January of 1978 through December of 1992.

          Edwin Lupberger, 68, has served as a Director of the Company since April of 1988 and in early 2003 was named Chairman of the Audit Committee of the Board of Directors. He is the President of Nesher Investments, LLC. Mr. Lupberger served as the Chairman of the Board and Chief Executive Officer of Entergy Corporation from 1985 to 1998.

          Edward K. Trowbridge, 76, has served as a Director of the Company since April of 1994 and in early 2003 was named Chairman of the Nominating and Governance Committee of the Board of Directors. He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from July of 1988 through November of 1993.

          H. Merritt Lane, III, 43, has served as a Director of the Company since March of 2004. He has served as President and Chief Executive Officer of Canal Barge Company, Inc. since January of 1994 and as director of that company since 1988.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS FOR EACH QUARTERLY PERIOD OF 2003 AND 2004

(Source: New York Stock Exchange)

                              Dividends
    2003       High    Low       Paid
-----------   -----   -----   ---------
1st Quarter    6.70    5.80      N/A
2nd Quarter   10.91    6.75      N/A
3rd Quarter   12.95    9.70      N/A
4th Quarter   15.37    9.25      N/A

                              Dividends
    2004       High    Low       Paid
-----------   -----   -----   ---------
1st Quarter   15.59   13.60      N/A
2nd Quarter   17.10   14.10      N/A
3rd Quarter   16.90   13.40      N/A
4th Quarter   16.40   13.01      N/A

Approximate Number of Common Stockholders of Record at February 25, 2005: 526

          In accordance with New York Stock Exchange rules, Erik F. Johnsen, our Chief Executive Officer, has certified to the NYSE that, as of April 30, 2004, he was not aware of any violation by us of the NYSE's corporate governance listing standards. The certification is to be submitted to the NYSE each year no later than 30 days after our annual shareholders meeting.

          The Chief Executive Officer and Chief Financial Officer certifications required for 2003 by Section 302 of the Sarbanes-Oxley Act of 2002 were included as exhibits to our 2003 Form 10-K.

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

(ALL AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                       Year Ended December 31,
                                                   --------------------------------------------------------------
                                                    2004 (1)       2003         2002       2001 (2)       2000
                                                   ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
   Revenues                                        $  263,490   $  257,813   $  227,412   $  304,370   $  357,105
   Impairment Loss                                         --           --           66      (81,038)          --
   Gross Voyage Profit (Loss)                          28,117       33,235       30,399      (53,808)      49,475
   Operating Income (Loss)                             11,874       19,587       15,325      (73,885)      32,515
   Net Income (Loss)                                   12,785        5,491         (136)     (64,419)         836
   Basic and Diluted Net Income (Loss) Per Share         2.10         0.90        (0.02)      (10.59)        0.14

BALANCE SHEET DATA:
   Working Capital                                     17,650       10,248        1,849       25,631       28,183
   Total Assets                                       385,048      382,451      406,752      461,722      695,176
   Long-Term Debt, Less Current Maturities
      (including Capital Lease Obligations)           168,622      164,144      192,297      240,276      359,864
   Stockholders' Investment                           135,454      121,367      115,227      114,905      181,532

OTHER DATA:
   Cash Flow from Operations                           24,447       38,616       18,439       21,318       41,059
   Cash Flow from Investing Activities                (21,047)       1,772        9,456       81,808       (5,664)
   Cash Flow from Financing Activities                 (1,768)     (35,926)     (48,626)     (93,169)     (37,150)
   Cash Dividends Per Share of Common Stock (3)            --           --           --        0.125         0.25
   Weighted Average Shares of Common Stock
      Outstanding:
      Basic                                         6,082,887    6,082,887    6,082,887    6,082,887    6,082,954
      Diluted                                       6,092,302    6,082,887    6,082,887    6,082,887    6,082,954

(1) Results for 2004 were significantly impacted by certain income tax adjustments relating to the Jobs Creation Act.

(2) Results for 2001 reflect an Impairment Loss of approximately $81.0 Million, in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets". This non-cash charge was made to write down certain assets to estimated market value as part of the reclassification of our U.S. flag LASH Service, our Cape-Size Bulk Carrier and certain Special Purpose barges to "Assets Held for Disposal" and impairment charges recorded on our foreign flag LASH Liner Service.

(3) For 2001, cash dividends represent payments applicable for only first and second quarters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   NOTICE REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements made by us or on our behalf in this Form 10-K or elsewhere that are not based on historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties, and other factors that may cause our actual results to be materially different from the anticipated future results expressed or implied by such forward-looking statements.

          Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business or asset dispositions; (5) estimated losses attributable to asbestos claims; (6) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (7) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (8) our ability to remain in compliance with our debt covenants; (9) anticipated trends in government sponsored cargoes; (10) our ability to maintain or increase our government subsidies; (11) the anticipated improvement in the results of our Rail-Ferry Service; (12) the estimated effect on our results of operations of the American Jobs Creation Act of 2004; and (13) assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan" or "anticipate" and other similar words.

          Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ from those projected or assumed in our forward-looking statements, and those variations could be material. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties. Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, our ability to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques; (ii) secure financing on satisfactory terms to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers; (iii) obtain new contracts or renew existing contracts which would employ certain of our vessels or other assets upon the expiration of contracts currently in place, on favorable economic terms; (iv) manage the amount and rate of growth of our general and administrative expenses and costs associated with operating certain of our vessels; (v) and manage our growth in terms of implementing internal controls and information systems and hiring or retaining key personnel, among other things.

          Other factors include (vi) changes in cargo, charterhire, fuel, and vessel utilization rates which could increase or decrease our gross voyage profit from our Liner Services; (vii) the rate at which competitors add or scrap vessels in the markets in which we operate; (viii) changes in interest rates which could increase or decrease the amount of interest we incur on borrowings with variable rates of interest, and the availability and cost of capital to us;
(ix) the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures; (x) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (xi) changes in laws and regulations such as those related to government assistance programs and tax rates; (xii) the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; (xiii) unplanned maintenance and out-of-service days on our vessels; (xiv) the ability of customers to fulfill obligations with us; (xv) the performance of unconsolidated subsidiaries; (xvi) our ability to effectively handle our substantial leverage by servicing and meeting the covenant requirements in each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others; and (xvii) other economic, competitive, governmental, and technological factors which may affect our operations.

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

VOYAGE REVENUE AND EXPENSE RECOGNITION

          Revenues and expenses relating to our Liner and Rail-Ferry segments' voyages are recorded over the duration of the voyage. Revenues and expenses relating to our other segments' voyages, which require no estimates or assumptions, are recorded when earned or incurred during the reporting period. On our Liner Services, the voyage revenues are known at the beginning of the vessel's voyage and are reported through the date of the financial statements based on the relative transit time, which is the time between the vessel's loading port to the vessel's discharge port. Variances from initial revenue estimates are generally not material. Voyage expenditures are estimated at the beginning of the vessel's voyage based on historical cost standards and current estimates received from our vendors and port agents. Provisions for loss voyages are recorded when contracts for the voyages are fixed and when losses become apparent for voyages in progress. During the course of the vessel's voyage, typically 30 to 60 days, actual costs replace the original estimates and become part of the historical cost standards. Because of our on-going voyage review process, all variances from our original revenue and expense estimates are reported timely and generally are not material or recurring.

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

INCOME TAXES

          Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial income in another. Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation. In December of 2004, we made an election under the Jobs Creation Act to have our U.S. flag operations (other than those of two ineligible vessels used exclusively in United States coastwise commerce) taxed under a new "tonnage tax" regime rather than under the usual U.S. corporate income tax regime effective January 1, 2005. Under the Jobs Creation Act, the taxable income from the shipping operations of our CFCs will generally no longer be subject to current United States income tax but will be deferred until repatriated. As a result, our effective tax rate and tax provisions will be materially lower in future years.

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

ASBESTOS CLAIMS

          We maintain provisions for estimated losses for asbestos claims based on estimates of eventual claims settlement costs. Our policy is to establish provisions based on a range of estimated exposure. We estimate this potential range of exposure using input from legal counsel and internal estimates based on the individual deductible levels for each policy year. We are also indemnified for certain of these claims by the previous owner of one of our wholly-owned subsidiaries. The measurement of our exposure for asbestos liability requires management to make estimates and assumptions that affect the amount of the loss provisions recorded during the period. Our estimates and assumptions are formed from variables such as the maximum deductible levels in a claim year, the amount of the indemnification recovery and the claimant's employment history with the company. Actual results could differ from those estimates.

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

EXECUTIVE SUMMARY

          The Company's results for the twelve months ended December 31, 2004 showed net income of $12.8 million compared to net income of $5.5 million for the same period of 2003. Included in the 2004 results is an addition to net income of $7.7 million resulting from the enactment, in the fourth quarter, of the Jobs Creation Act. The Company elected, under the Jobs Creation Act, for its qualified domestic operations to be treated under a notional tax (see Item 1. Business - New Tax Legislation on page 7 for further explanation), which rendered certain net preferred tax provisions booked in prior years unnecessary.

          In 2004 and the fourth quarter, in particular, was eventful for the Company. In October, the Company's seven vessels participating in the MSP were extended in the program through September 2015. Additionally, we learned in January of 2005 that we were awarded an eighth MSP contract effective in October of 2005. We are currently exploring our options to fulfill the contract requirement. As a result of actions taken by the bankruptcy courts in November of 2004, our U.S. flag Coal Carrier's contract was assumed by Virginia Power Energy Marketing, Inc., a subsidiary of Dominion Resources, Inc., from our previous charterer, USGen New England, Inc. ("USGenNE"). The original terms of the contract were maintained. In the fourth quarter of 2004, the Company purchased two used Container vessels, which replaced chartered vessels under the Company's MSP contracts. During the fourth quarter of 2004, the Company concluded its intentions to add a second cargo deck to each of the two vessels operating in the Rail-Ferry Service. The work is expected to be completed in the second half of 2005 with only minimal delay to the service. Both the purchase of the Container vessels and the projected cost of the Rail-Ferry Service addition will be financed by the proceeds of the Company's $40 million preferred stock offering, which was completed on January 6, 2005. While these events that took place during the fourth quarter provide a positive momentum into 2005, our 2004 earnings reflect inconsistent results within our various segments.

          While the 2004 results of our Liner Services did not meet our expectations they did surpass those results posted in 2003. We expected, and experienced, improved cargo volumes in both our U.S. flag and foreign flag LASH services. The results of our U.S. flag PCTC's were negatively impacted by a lower volume of supplemental cargoes.

          The results of our U.S. flag Coal Carrier suffered as a result of out-of-service days for upgrade and drydocking work.

          Our Rail-Ferry Service was impacted by weather related delays, higher fuel costs and machinery problems. Prior to committing to the addition of the second decks, these vessels underwent extensive machinery overhauls, and the Company believes these machinery maintenance issues have been resolved.

          The investment we have made in companies owning Capesize Bulk Carriers and owning and operating Cement Carriers contributed significant returns in 2004. The bullish markets for these types of vessels are expected to continue in 2005.

                          YEAR ENDED DECEMBER 31, 2004
                    COMPARED TO YEAR ENDED DECEMBER 31, 2003

GROSS VOYAGE PROFIT

          Gross voyage profit decreased 15.4% from $33.2 million in 2003 to $28.1 million in 2004. The changes associated with each of our segments are discussed below.

          Liner Service: Gross voyage results for this segment improved from a loss of $4.2 million in 2003 to a loss of $1.6 million in 2004. The improvement was primarily a result of higher cargo volumes in 2004 compared to 2003 for both our

U.S. flag LASH Liner Service and foreign flag LASH Liner Service resulting primarily from the repeal of steel tariffs which increased inbound steel tonnage. Additionally, the U.S. flag LASH Liner Service experienced more profitable cargo mix in 2004 as compared to 2003.

          Time Charter Contracts: The decrease in this segment's gross voyage profit from $33 million in 2003 to $27 million in 2004 was attributable primarily to our U.S. flag PCTCs carrying lower volumes of supplemental cargoes, which provide revenues in addition to those provided by the time charter agreements, during 2004 as compared to 2003. Our U.S. flag PCTCs carried lower volumes of supplemental cargoes during 2004. The gross voyage profit from our U.S. flag Coal Carrier was reduced approximately $1.9 million by an accelerated drydocking due to required repair and upgrade work resulting in sixty-four out-of-service days during 2004.

          Contracts of Affreightment: Gross voyage profit for this segment was approximately the same for 2004 compared to 2003. This segment experienced an increase in cargo volume in 2004 but also experienced higher operating costs as a result of machinery deficiencies, which contributed approximately $100,000 to the segment's operating costs, and weather delays resulting from hurricanes in the Gulf of Mexico, which contributed approximately $314,000 to the segment's operating costs.

          Rail-Ferry Service: Gross voyage loss for this segment increased from a loss of $2.9 million in 2003 to a loss of $4.3 million in 2004. This service experienced higher operating costs due to unanticipated maintenance problems (which contributed approximately $570,000 to the segment's operating costs), higher fuel costs (which contributed approximately $580,000 to the segment's operating costs), and weather delays as a result of hurricanes in the Gulf of Mexico (which contributed approximately $160,000 to the segment's operating costs).

          Other: Gross voyage profit for this segment decreased from $1.8 million in 2003 to $1.7 million in 2004. The decrease resulted primarily from a casualty on one of our vessels that our insurance subsidiary covered for the policy year ended June 26, 2004.

OTHER INCOME AND EXPENSES

          In 2004, we had no sales of significant assets. Gain on sale of other assets of $1.4 million in 2003 primarily related to the sale of our Multi-Purpose vessel, which completed its commitment under charter with the MSC and was no longer needed for operations, and the sale of Special Purpose barges no longer needed for current operations.

          Interest expense decreased 15.4% from $12.5 million in 2003 to $10.6 million in 2004. Decreases due to regularly scheduled payments on outstanding debt accounted for $854,000 of the difference. Reduced cost from the early repayment of our 7 3/4% Senior Notes due in 2007, as well as other early debt retirements, accounted for approximately $1 million of the decrease.

          Investment income decreased from $2.2 million in 2003 to $691,000 in 2004 primarily as a result of $1.4 million of dividends received in 2003 from our investment in bulk carrier companies accounted for under the cost method. We sold our investment in these bulk carrier companies at the end of 2003. The decrease also resulted from lower interest rates earned on invested funds in the current period, partially offset by higher invested balances.

          Loss on early extinguishment of debt of $361,000 reported in 2004 was due to the early retirement of debt associated with our Molten Sulphur Carrier, as well as the retirement at a slight premium of $410,000 of our 7 3/4% Senior Notes due in 2007. The loss of $1.3 million in 2003 resulted from a "make-whole" prepayment penalty and write-off of deferred financing charges associated with the necessary prepayment of our Coal Carrier loan to cure a technical default (See USGenNE Bankruptcy Filing in Liquidity and Capital Resources). This was partially offset by the retirement at a discount of approximately $10.7 million of our 7 3/4% Senior Notes due in 2007 (See Note A - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-8).

INCOME TAXES

          We had a tax benefit for federal income taxes of $7.2 million in 2004 and a tax provision of $2.8 million in 2003. The statutory rate was 35% for both years. Year 2004 included an addition to net income in the amount of $7.7 million reflecting a reduction in our net deferred tax provision brought about by the enactment of the Jobs Creation Act during the fourth quarter of 2004. Passage of this new tax act, and our election in December of 2004 for our qualified domestic operations to be taxed under the tonnage tax provision of the new law, rendered certain net deferred tax provisions booked in prior years unnecessary. For a discussion of the Jobs Creation Act and its estimated effect on our results of operations, see Note F - Income Taxes of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-17.

EQUITY IN NET INCOME OF UNCONSOLIDATED ENTITIES

          Equity in net income of unconsolidated entities, net of taxes, increased from $422,000 in 2003 to $4.6 million in 2004. The improvement was primarily related to our 50% investment in a company owning two Cape-Size Bulk Carriers and our minority interest in companies owning and operating Cement Carriers. Our investment in the Cape-Size Bulk

Carrier company, which was acquired in November of 2003, contributed $3.8 million net of taxes in 2004 compared with $80,000 in 2003. Our investment in the Cement Carrier company contributed $827,000 net of taxes in 2004 compared to $339,000 net of taxes in 2003. The increase in 2004 resulted primarily from higher charter rates.

                          YEAR ENDED DECEMBER 31, 2003
                    COMPARED TO YEAR ENDED DECEMBER 31, 2002

GROSS VOYAGE PROFIT

          Gross voyage profit increased 9.3% from $30.4 million in 2002 to $33.2 million in 2003. The changes associated with each of our segments are discussed below.

          Liner Service: Gross voyage loss for this segment improved from a loss of $4.9 million in 2002 to a loss of $4.2 million in 2003. Our U.S. flag LASH Liner Service's gross voyage loss improved from a loss of $3.6 million in 2002 to a profit of $131,000 in 2003 primarily due to expenses, included in 2002, associated with winding down the previous four-vessel service, while 2003 results reflect the current one-vessel operation. As a partial offset, our foreign flag LASH Liner Service's gross voyage profit decreased from $2.7 million in 2002 to $1 million in 2003 primarily due to lower cargo volume and higher than anticipated operating costs in 2003. Additionally, depreciation on this segment's assets and operating lease expense increased from $3.7 million in 2002 to $5.4 million in 2003 due to upgrade work performed in late 2002 on one of our LASH vessels.

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

          Other: This segment's gross voyage profit improved from a loss of $1.4 million in 2002 to a profit of $1.8 million in 2003. Contributing to the improved results was the closing of our Singapore office, which operated at a loss during 2002, and the improved results of our insurance subsidiary, which operates solely to cover self-retained insurance risks. The results of 2003 benefited from a full year's operation of our 50% owned car transportation truck company as well as the results of two chartered vessels that we are operating under MSP contracts, which only operated for half of 2002.

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

          Our working capital increased from $10.2 million at December 31, 2003, to $17.7 million at December 31, 2004. Of the $39.7 million in current liabilities at December 31, 2004, $9.5 million related to current maturities of long-term debt. Cash and cash equivalents increased during 2004 by $1.6 million to a total of $10.5 million. This increase was due to cash provided by operating activities of $24.4 million, partially offset by cash used for investing activities of $21 million and for financing activities of $1.8 million.

          Operating activities generated a positive cash flow after adjusting net income of $12.8 million for non-cash provisions such as depreciation and amortization. Cash provided by operating activities also included a decrease in accounts receivable of $7 million primarily due to the timing of collections of receivables from the MSC and U.S. Department of Transportation, slightly offset by a decrease in accounts payable and accrued liabilities of $3.1 million primarily due to the timing of payments to U.S. Customs in 2004. Also included was cash used of $7.5 million primarily to cover payments for vessel drydocking costs in 2004.

          Cash used for investing activities of $21 million included purchases of two Container vessels and non-vessel related assets used by our over-the-road car transportation truck company, offset by cash distributions received from our investments in unconsolidated entities.

          Cash used for financing activities of $1.8 million included $12.7 million used for regularly scheduled payments of debt, $9 million used to repay draws on our line of credit made during the year, $5.3 million used for early repayment of two of our debt obligations, and $2.9 million used for additional payments on our Title XI loan, which was partially offset by draws on our line of credit of $29 million.

          At December 31, 2004, $29.8 million was available on our $50 million revolving credit facility, of which $20 million was repaid in January of 2005 from the proceeds of our preferred stock offering. The facility expires in December of 2009.

PREFERRED STOCK OFFERING

          On January 6, 2005, we announced the completion of our public offering of 800,000 shares of 6.0% convertible exchangeable preferred stock with a liquidation preference of $50 per share, or $40 million in total. The preferred stock will accrue cash dividends from the date of issuance at a rate of 6.0% per annum. The preferred stock is initially convertible into two million shares of our common stock, equivalent to an initial conversion price of $20.00 per share of our common stock and reflecting a 34% conversion premium to the $14.90 per share closing price of our common stock on the New York Stock Exchange on December 29, 2004. All shares of the preferred stock, which is a new series of our capital stock, were sold.

DEBT AND LEASE OBLIGATIONS

          We operate several vessels under operating leases, including three PCTCs, one LASH vessel, one Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel. We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases.

          The following is a summary of the scheduled maturities by period of our debt and lease obligations that were outstanding as of December 31, 2004:

     DEBT AND LEASE OBLIGATIONS (000'S)           2005      2006      2007      2008      2009    THEREAFTER
     ----------------------------------         -------   -------   -------   -------   -------   ----------
Long-term debt (including current maturities)   $ 9,468   $ 9,468   $80,001   $ 7,468   $27,468    $ 44,325
Operating leases                                 18,954    19,088    18,963    16,907    15,936      75,622
                                                -------   -------   -------   -------   -------    --------
   Total by period                              $28,422   $28,556   $98,964   $24,375   $43,404    $119,947
                                                =======   =======   =======   =======   =======    ========

          Included in the table above in year 2009 is $20 million that we drew on our credit facility in late 2004 and repaid in January of 2005.

DEBT COVENANT COMPLIANCE STATUS

          We have met the minimum working capital and net worth requirements of our debt agreements during the period covered by the agreements, once amended effective June of 2001 and March of 2002. In order to purchase two Container vessels prior to December 31, 2004, we drew $20,000,000 on our credit facility in late 2004 and repaid that amount early in January of 2005 with a portion of the proceeds from the sale of our convertible exchangeable preferred stock. Having these draws outstanding on our credit facility as of December 31, 2004, caused us to be in "non-compliance" with our leverage ratio as stated in the agreements at December 31, 2004. However, prior to December 31, 2004, we obtained waivers from our lenders with respect to this matter of "non-compliance" with the leverage requirements. We had originally anticipated closing our preferred stock offering prior to December 31, 2004. If the closing had occurred prior to December 31, we would have met all financial and other covenants, including the leverage requirements. We are currently in compliance again with all our restrictive covenants and believe we will continue to meet these requirements throughout 2005, although we can give no assurance to that effect.

          If our cash flow and capital resources are not sufficient to fund our debt service obligations or if we are unable to meet our covenant requirements, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.

RAIL-FERRY SERVICE RESULTS

          Our Rail-Ferry Service provides a unique combination of rail and water ferry service between the U.S. Gulf and Mexico. As with any innovative venture, we expected and have experienced an adjustment period for the market to embrace our alternative service. Low operating profit margins are inherent in the rail-ferry business. Accordingly, high cargo volumes are necessary to achieve meaningful levels of cash flow and profitability. The capacity of the vessels operating in our rail-ferry service has limited the revenues and, in turn, the cash flow and gross profits that can be generated by our Rail-Ferry Service segment.

          We intend to add a second deck to each of the two vessels operating in our Rail-Ferry Service in order to essentially double their capacity. We believe that these additions will significantly reduce our cost per unit of cargo carried and significantly increase our cash flow, but only if we are able to book substantially all of the additional capacity, and we can give no assurance at this time that we will be successful in doing so. If market conditions adversely affect those expectations, we believe we could find alternative placement for the two vessels supporting the service. We expect the vessels to begin shipyard work in mid-2005 and fully return to service in the second half of 2005.

USGenNE BANKRUPTCY FILING

          As previously discussed, we charter our Coal Carrier to USGenNE. In July of 2003, USGenNE filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and subsequently requested an extension of time to submit its bankruptcy plan until March 1, 2005, and an extension until May 1, 2005, to obtain acceptance to its plan. Upon the acquisition of our vessel, we had issued $50 million in notes, which had an outstanding balance of approximately $17 million at the time of the bankruptcy filing. Although the notes were non-recourse to the Company, the indenture under which they were issued provided that USGenNE's bankruptcy filing was an event of default under the notes as well as a cross-default on certain of our other credit facilities. During 2003, we secured alternative financing, which was used to pay the notes in full in addition to a "make-whole" prepayment penalty. The payment of the notes in 2003 cured the cross-defaults under the other credit facilities. Therefore, we are no longer in default under any of our credit facilities.

          In November of 2004, the bankruptcy courts approved USGenNE's sale of a substantial portion of its generation assets to Dominion Energy New England, Inc., a subsidiary of Dominion Resources, Inc. Pursuant to the asset purchase agreement, which became effective on January 1, 2005, Virginia Power Energy Marketing, Inc., another subsidiary of Dominion Resources, Inc., has assumed the charter in place of USGenNE for the full period through 2010 and under the same terms.

MARITIME SECURITY PROGRAM CONTRACTS

          In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships industry-wide eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all to be effective on October 1, 2005. Annual payments for each vessel in the new MSP program will be $2.6 million in years 2006 to 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015. On October 15, 2004, we filed applications to extend our seven MSP contracts for another 10 years, all of which were effectively grandfathered in the MSP reauthorization. On January 12, 2005, we were awarded one additional MSP contract, effective October 1, 2005, for a net total of eight MSP contracts. We are currently exploring our options to fulfill the contract requirement.

DIVIDEND PAYMENTS

          The preferred stock will accrue cash dividends from the date of issuance at a rate of 6.0% per annum, which are payable quarterly, commencing March 31, 2005. The payment of preferred stock dividends is at the discretion of our board of directors. As a result of our preferred stock offering, we are restricted from paying common stock dividends and acquiring any of our common stock prior to December 31, 2007.

ENVIRONMENTAL ISSUE

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

          In December of 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosures are no longer an alternative. Statement No. 123(R) is effective for periods beginning after June 15, 2005. We plan to adopt SFAS 123(R) on July 1, 2005.

          Statement No. 123(R) permits public companies to adopt its requirements using either a modified prospective method or a modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the pro forma amounts previously disclosed in the footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption we will use.

          As permitted by Statement No. 123, we account for share-based payments to employees using APB Opinion No. 25 and no compensation expense has been recognized for employee options granted under the Stock Incentive Plan. Accordingly, the adoption of Statement No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. However, the impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E - Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-14.

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

INTEREST RATE RISK

          The fair value of our cash and short-term investment portfolio at December 31, 2004, approximated carrying value due to its short-term duration. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

          The fair value of long-term debt, including current maturities, was estimated to be $181.4 million compared to a carrying value of $178 million. The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to our long-term debt at December 31, 2004, would be approximately $1.2 million or 0.6% of the carrying value.

COMMODITY PRICE RISK

          As of December 31, 2004, we have no commodity swap agreements to manage our exposure to price risk related to the purchase of the estimated 2005 fuel requirements for our Liner Services or Rail-Ferry Service segment. If we had such an arrangement, it would be structured to reduce our exposure to increases in fuel prices, however, it would also limit the benefit we might otherwise receive from any price decreases associated with this commodity. A 20% increase in the price of fuel for the period January 1, 2004 through December 31, 2004 would have resulted in an increase of approximately $2.8 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.45 in our earnings per share based on the shares of our common stock outstanding as of December 31, 2004, assuming that none of the price increase could have been passed on to our customers through fuel cost surcharges during the same period.

FOREIGN EXCHANGE RATE RISK

          We have entered into foreign exchange contracts to hedge certain firm purchase and sale commitments with varying maturities throughout 2005. The exchange rates at which these hedges were entered into did not materially differ from the exchange rates in effect at December 31, 2004. The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates applicable to these contracts at December 31, 2004, is a liability of approximately $178,000 assuming that none of the rate increases could have been passed on to our customers through currency surcharges.

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

ITEM 9b. OTHER INFORMATION

          None.

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

          The information relating to Directors and Executive Officers called for by Item 10 is incorporated herein by reference to Item 4a, Executive Officers and Directors of the Registrant. The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by Item 10 is included on page 11 of our definitive proxy statement dated March 14, 2005, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          The information called for by Item 11 is included on pages 8, 9 and 10 of our definitive proxy statement dated March 14, 2005, filed pursuant to
Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information called for by Item 12 is included on pages 2, 3, 4, and 5 of our definitive proxy statement dated March 14, 2005, filed pursuant to
Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by Item 13 is included on pages 2, 3, 4, 5 and 11 of our definitive proxy statement dated March 14, 2005 filed pursuant to
Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information called for by Item 14 is included on page 7 of our definitive proxy statement dated March 14, 2005 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.   Financial Statements

          The following financial statements and related notes are included on pages F-1 through F-29 of this Form 10-K.

          Report of Independent Registered Public Accounting Firm

          Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002

          Consolidated Balance Sheets at December 31, 2004 and 2003

          Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 2004, 2003, and 2002

          Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

          The following financial statement schedules are included on pages S-1 through S-3 of this Form 10-K.

          Report of Independent Registered Public Accounting Firm

          Schedule II -- Valuation and Qualifying Accounts and Reserves

          All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   Exhibits

           (3.1) Restated Certificate of Incorporation of the Registrant (filed with the Securities and Exchange Commission as Exhibit
                   3.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

           (3.2) By-Laws of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

           (3.3) Certificate of Designations of the 6.0% Convertible Exchangeable Preferred Stock of the Registrant filed with the Delaware Secretary of State on January 5, 2005 (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated January 6, 2005 and filed with the Securities and Exchange Commission on January 7, 2005 and incorporated herein by reference)

           (4.1) Specimen of Common Stock Certificate (filed as an exhibit to the Registrant's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980 and incorporated herein by reference)

           (4.2) Indenture between the Registrant and The Bank of New York, as Trustee, with respect to the 7 3/4% Senior Notes due October 15, 2007 (filed with the Securities and Exchange Commission as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

           (4.3)   Form of 7 3/4% Senior Note due October 15, 2007 (included in
                   Exhibit 4.2 hereto and incorporated herein by reference)

           (4.4) Indenture, dated as of January 6, 2005, by and between the Registrant and The Bank of New York, as Trustee, with respect to the 6.0% Convertible Subordinated Notes due 2014 (filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 6, 2005 and filed with the Securities and Exchange Commission on January 7, 2005 and incorporated herein by reference)

           (4.5) Form of 6.0% Convertible Subordinated Note due 2014 (included in Exhibit 4.4 hereto and incorporated herein by reference)

           (4.6) Specimen of 6.0% Convertible Exchangeable Preferred Stock Certificate (filed with the Securities and Exchange Commission as Exhibit 4.6 to Pre-Effective Amendment No. 3, dated December 23, 2004 and filed with the Securities and Exchange Commission on December 23, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

           (4.7) Certificate of Designations of the 6.0% Convertible Exchangeable Preferred Stock of the Registrant filed with the Delaware Secretary of State on January 5, 2005 (filed as
                   Exhibit 3.3 hereto and incorporated herein by reference)

          (10.1) Credit Agreement, dated as of November 14, 2002, by and among LCI Shipholdings, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, Den Norske Bank ASA, as Arranger, Agent and Security Trustee, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

          (10.2) Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, HSBC Bank PLC, as Facility Agent, Den Norske Bank ASA, as Documentation Agent, Deutsche Schiffsbank AG, as Security Trustee, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

          (10.3) Credit Agreement, dated as of December 6, 2004, by and among LCI Shipholdings, Inc., Central Gulf Lines, Inc. and Waterman Steamship Corporation, as Borrowers, the banks and financial institutions listed therein, as Lenders, Whitney National Bank, as Administrative Agent, Security Trustee and Arranger, and the Registrant, Enterprise Ship Company, Inc., Sulphur Carriers, Inc., Gulf South Shipping PTE Ltd. and CG Railway, Inc., as Guarantors (filed with the Securities and Exchange Commission as Exhibit 10.3 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

          (10.4) Consulting Agreement, dated January 1, 2005, between the Registrant and Niels W. Johnsen

          (10.5)   International Shipholding Corporation Stock Incentive Plan

          (10.6) Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options under the International Shipholding Corporation Stock Incentive Plan

          (10.7)   Description of Non-Management Director Compensation

          (10.8) Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen

          (21.1)   Subsidiaries of International Shipholding Corporation

          (31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          (31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          (32.1) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (32.2) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) The Index of Exhibits and required Exhibits are included following the certifications beginning at page 32 of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)


March 9, 2005   By /s/ Gary L. Ferguson
                   ------------------------------------------
                   Gary L. Ferguson
                   Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                                  (REGISTRANT)


March 9, 2005   By /s/ Erik F. Johnsen
                   ------------------------------------------
                   Erik F. Johnsen
                   Chairman of the Board, Director and
                   Chief Executive Officer


March 9, 2005   By /s/ Niels M. Johnsen
                   ------------------------------------------
                   Niels M. Johnsen
                   President and Director


March 9, 2005   By /s/ Erik L. Johnsen
                   ------------------------------------------
                   Erik L. Johnsen
                   Executive Vice President and Director


March 9, 2005   By /s/ Niels W. Johnsen
                   ------------------------------------------
                   Niels W. Johnsen
                   Director


March 9, 2005   By /s/ Harold S. Grehan, Jr.
                   ------------------------------------------
                   Harold S. Grehan, Jr.
                   Director


March 9, 2005   By /s/ Raymond V. O'Brien, Jr.
                   ------------------------------------------
                   Raymond V. O'Brien, Jr.
                   Director

March 9, 2005   By /s/ Edwin Lupberger
                   ------------------------------------------
                   Edwin Lupberger
                   Director


March 9, 2005   By /s/ Edward K. Trowbridge
                   ------------------------------------------
                   Edward K. Trowbridge
                   Director


March 9, 2005   By /s/ H. Merritt Lane, III
                   ------------------------------------------
                   H. Merritt Lane, III
                   Director


March 9, 2005   By /s/ Gary L. Ferguson
                   ------------------------------------------
                   Gary L. Ferguson
                   Vice President and Chief Financial Officer


March 9, 2005   By /s/ Manny G. Estrada
                   ------------------------------------------
                   Manny G. Estrada
                   Vice President and Controller

                                  EXHIBIT INDEX

Exhibit
 Number
-------
  (3.1)   Restated Certificate of Incorporation of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.1 to the
          Registrant's Form 10-Q for the quarterly period ended September 30,
          2004 and incorporated herein by reference)

  (3.2)   By-Laws of the Registrant (filed with the Securities and Exchange
          Commission as Exhibit 3.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

  (3.3)   Certificate of Designations of the 6.0% Convertible Exchangeable
          Preferred Stock of the Registrant filed with the Delaware Secretary of State on January 5, 2005 (filed with the Securities and Exchange
          Commission as Exhibit 3.1 to the Registrant's Current Report on Form
          8-K dated January 6, 2005 and filed with the Securities and Exchange
          Commission on January 7, 2005 and incorporated herein by reference)

  (4.1) Specimen of Common Stock Certificate (filed as an exhibit to the Registrant's Form 8-A filed with the Securities and Exchange
          Commission on April 25, 1980 and incorporated herein by reference)

  (4.2) Indenture between the Registrant and The Bank of New York, as Trustee, with respect to the 7 3/4% Senior Notes due October 15, 2007 (filed with the Securities and Exchange Commission as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

  (4.3)   Form of 7 3/4% Senior Note due October 15, 2007 (included in Exhibit
          4.2 hereto and incorporated herein by reference)

  (4.4) Indenture, dated as of January 6, 2005, by and between the Registrant and The Bank of New York, as Trustee, with respect to the 6.0%
          Convertible Subordinated Notes due 2014 (filed with the Securities and
          Exchange Commission as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 6, 2005 and filed with the Securities and Exchange Commission on January 7, 2005 and incorporated herein by reference)

  (4.5)   Form of 6.0% Convertible Subordinated Note due 2014 (included in
          Exhibit 4.4 hereto and incorporated herein by reference)

  (4.6)   Specimen of 6.0% Convertible Exchangeable Preferred Stock Certificate
          (filed with the Securities and Exchange Commission as Exhibit 4.6 to
          Pre-Effective Amendment No. 3, dated December 23, 2004 and filed with the Securities and Exchange Commission on December 23, 2004, to the
          Registrant's Registration Statement on Form S-1 (Registration No.
          333-120161) and incorporated herein by reference)

  (4.7)   Certificate of Designations of the 6.0% Convertible Exchangeable
          Preferred Stock of the Registrant filed with the Delaware Secretary of State on January 5, 2005 (filed as Exhibit 3.3 hereto and incorporated herein by reference)

 (10.1)   Credit Agreement, dated as of November 14, 2002, by and among LCI
          Shipholdings, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, Den Norske Bank ASA, as Arranger, Agent and Security Trustee, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to Pre-Effective
          Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's
          Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

 (10.2)   Credit Agreement, dated as of September 30, 2003, by and among LCI
          Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several
          Borrowers, the banks and financial institutions listed therein, as Lenders, HSBC Bank PLC, as Facility Agent, Den Norske Bank ASA, as
          Documentation Agent, Deutsche Schiffsbank AG, as Security Trustee, and the Registrant, as Guarantor (filed with the Securities and Exchange
          Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated
          December 10, 2004 and filed with the Securities and Exchange
          Commission on December 10, 2004, to the Registrant's Registration
          Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

 (10.3)   Credit Agreement, dated as of December 6, 2004, by and among LCI
          Shipholdings, Inc., Central Gulf Lines, Inc. and Waterman Steamship
          Corporation, as Borrowers, the banks and financial institutions listed therein, as Lenders, Whitney National Bank, as Administrative Agent,
          Security Trustee and Arranger, and the Registrant, Enterprise Ship
          Company, Inc., Sulphur Carriers, Inc., Gulf South Shipping PTE Ltd.
          and CG Railway, Inc., as Guarantors (filed with the Securities and
          Exchange Commission as Exhibit 10.3 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange
          Commission on December 10, 2004, to the Registrant's Registration
          Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

 (10.4) Consulting Agreement, dated January 1, 2005, between the Registrant and Niels W. Johnsen

 (10.5)   International Shipholding Corporation Stock Incentive Plan

 (10.6)   Form of Stock Option Agreement for the Grant of Non-Qualified Stock
          Options under the International Shipholding Corporation Stock
          Incentive Plan

 (10.7)   Description of Non-Management Director Compensation

 (10.8)   Description of Life Insurance Benefits Provided by the Registrant to
          Niels W. Johnsen and Erik F. Johnsen

 (21.1)   Subsidiaries of International Shipholding Corporation

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

                          INDEX OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................   F-2

Consolidated Statements of Income for the years ended
   December 31, 2004, 2003, and 2002......................................   F-3

Consolidated Balance Sheets at December 31, 2004 and 2003.................   F-4

Consolidated Statements of Changes in Stockholders' Investment
   for the years ended December 31, 2004, 2003 and 2002...................   F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2004, 2003, and 2002......................................   F-7

Notes to Consolidated Financial Statements................................   F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the accompanying consolidated balance sheets of International Shipholding Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Shipholding Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles.


                                        /s/ Ernst & Young LLP

New Orleans, Louisiana
February 25, 2005

                      INTERNATIONAL SHIPHOLDING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (All Amounts in Thousands Except Share Data)

                                                                   Year Ended December 31,
                                                            ------------------------------------
                                                               2004         2003         2002
                                                            ----------   ----------   ----------
Revenues                                                    $  263,490   $  257,813   $  227,412

Operating Expenses:
   Voyage Expenses                                             216,438      204,444      177,939
   Vessel and Barge Depreciation                                18,935       20,134       19,140
   Impairment Loss                                                  --           --          (66)
                                                            ----------   ----------   ----------
Gross Voyage Profit                                             28,117       33,235       30,399
                                                            ----------   ----------   ----------
Administrative and General Expenses                             16,236       15,041       15,631
Loss (Gain) on Sale of Other Assets                                  7       (1,393)        (557)
                                                            ----------   ----------   ----------
Operating Income                                                11,874       19,587       15,325
                                                            ----------   ----------   ----------

Interest and Other:
   Interest Expense                                             10,585       12,514       17,706
   Impairment Loss on Investment                                    --           --          598
   Loss on Sale of Investment                                      623           --           --
   Investment Income                                              (691)      (2,162)        (656)
   Other Income                                                     --           --       (1,498)
   Loss (Gain) on Early Extinguishment of Debt                     361        1,310          (65)
                                                            ----------   ----------   ----------
                                                                10,878       11,662       16,085
                                                            ----------   ----------   ----------
Income (Loss) Before (Benefit) Provision for Income Taxes
   and Equity in Net Income of Unconsolidated Entities             996        7,925         (760)
                                                            ----------   ----------   ----------

(Benefit) Provision for Income Taxes:
   Current                                                          --          183           --
   Deferred                                                     (7,166)       2,634         (170)
   State                                                            23           39          101
                                                            ----------   ----------   ----------
                                                                (7,143)       2,856          (69)
                                                            ----------   ----------   ----------
Equity in Net Income of Unconsolidated
   Entities (Net of Applicable Taxes)                            4,646          422          555
                                                            ----------   ----------   ----------
Net Income (Loss)                                           $   12,785   $    5,491   $     (136)
                                                            ==========   ==========   ==========

Basic and Diluted Earnings Per Share:
   Net Income (Loss)                                        $     2.10   $     0.90   $    (0.02)
                                                            ==========   ==========   ==========

Weighted Average Shares of Common Stock Outstanding:
   Basic                                                     6,082,887    6,082,887    6,082,887
   Diluted                                                   6,092,302    6,082,887    6,082,887

        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (All Amounts in Thousands)

                                                                 December 31,   December 31,
ASSETS                                                               2004           2003
                                                                 ------------   ------------
Current Assets:
   Cash and Cash Equivalents                                       $  10,513      $   8,881
   Restricted Cash                                                        --            816
   Marketable Securities                                               6,138          2,650
   Accounts Receivable, Net of Allowance for Doubtful Accounts
      of $146 and $327 in 2004 and 2003, Respectively:
      Traffic                                                         20,953         23,070
      Agents'                                                          3,509          4,119
      Claims and Other                                                 5,135          9,438
   Federal Income Taxes Receivable                                       459             --
   Deferred Income Tax                                                   187            144
   Net Investment in Direct Financing Lease                            2,337          2,128
   Other Current Assets                                                4,756          6,295
   Material and Supplies Inventory, at Lower of Cost or Market         3,239          3,177
   Current Assets Held for Disposal                                       89             89
                                                                   ---------      ---------
Total Current Assets                                                  57,315         60,807
                                                                   ---------      ---------

Investment in Unconsolidated Entities                                 11,115          8,413
                                                                   ---------      ---------

Net Investment in Direct Financing Lease                              46,776         49,136
                                                                   ---------      ---------

Vessels, Property, and Other Equipment, at Cost:
   Vessels and Barges                                                348,307        324,413
   Other Equipment                                                     7,082          5,233
   Terminal Facilities                                                   140            345
   Furniture and Equipment                                             3,484          4,304
                                                                   ---------      ---------
                                                                     359,013        334,295
Less -  Accumulated Depreciation                                    (129,560)      (111,154)
                                                                   ---------      ---------
                                                                     229,453        223,141
                                                                   ---------      ---------

Other Assets:
   Deferred Charges, Net of Accumulated Amortization
      of $16,374 and $14,614 in 2004 and 2003, Respectively           14,809         12,319
   Acquired Contract Costs, Net of Accumulated Amortization
      of $22,886 and $21,430 in 2004 and 2003, Respectively            7,640          9,095
   Restricted Cash                                                     6,541          6,590
   Due from Related Parties                                            2,535          2,535
   Other                                                               8,864         10,415
                                                                   ---------      ---------
                                                                      40,389         40,954
                                                                   ---------      ---------

                                                                   $ 385,048      $ 382,451
                                                                   =========      =========

        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (All Amounts in Thousands Except Share Data)

                                                            DECEMBER 31,   December 31,
                                                                2004           2003
                                                            ------------   ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
   Current Maturities of Long-Term Debt                       $  9,468       $ 14,866
   Accounts Payable and Accrued Liabilities                     30,197         35,510
   Federal Income Tax Payable                                       --            183
                                                              --------       --------
Total Current Liabilities                                       39,665         50,559
                                                              --------       --------

Billings in Excess of Income Earned and Expenses Incurred        4,723          5,271
                                                              --------       --------

Long-Term Debt, Less Current Maturities                        168,622        164,144
                                                              --------       --------

Other Long-Term Liabilities:
   Deferred Income Taxes                                        15,222         19,565
   Other                                                        21,362         21,545
                                                              --------       --------
                                                                36,584         41,110
                                                              --------       --------

Commitments and Contingent Liabilities

Stockholders' Investment:
   Common Stock, $1.00 Par Value, 10,000,000 Shares
      Authorized, 6,756,330 Shares Issued at
      December 31, 2004 and 2003                                 6,756          6,756
   Additional Paid-In Capital                                   54,450         54,450
   Retained Earnings                                            82,715         69,930
   Less - 673,443 Shares of Common Stock in Treasury,
      at Cost, at December 31, 2004 and 2003                    (8,704)        (8,704)
   Accumulated Other Comprehensive Income (Loss)                   237         (1,065)
                                                              --------       --------
                                                               135,454        121,367
                                                              --------       --------
                                                              $385,048       $382,451
                                                              ========       ========

        The accompanying notes are an integral part of these statements.

                      INTERNATIONAL SHIPHOLDING CORPORATION
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                           (All Amounts in Thousands)

                                                                                                          Accumulated
                                                                      Additional                              Other
                                                             Common     Paid-In     Retained   Treasury   Comprehensive
                                                             Stock      Capital     Earnings     Stock    Income (Loss)     Total
                                                             ------   ----------    --------   --------   -------------   ---------
Balance at December 31, 2001                                 $6,756     $54,450     $64,575    $(8,704)      $(2,172)     $114,905

Comprehensive Income:
   Net Loss for Year Ended December 31, 2002                     --          --        (136)        --            --          (136)
   Other Comprehensive Income (Loss):
      Unrealized Holding Loss on Marketable Securities,
         Net of Deferred Taxes of ($194)                         --          --          --         --          (362)         (362)
      Recognition of Unrealized Holding Loss on Marketable
         Securities, Net of Deferred Taxes of $248               --          --          --         --           461           461
      Net Change in Fair Value of Derivatives, Net of
         Deferred Taxes of $193                                  --          --          --         --           359           359
                                                                                                                          --------
Total Comprehensive Income                                                                                                     322
                                                             ------     -------     -------    -------       -------      --------
Balance at December 31, 2002                                 $6,756     $54,450     $64,439    $(8,704)      $(1,714)     $115,227
                                                             ------     -------     -------    -------       -------      --------

Comprehensive Income:
   Net Income for Year Ended December 31, 2003                   --          --       5,491         --            --         5,491
   Other Comprehensive Income (Loss):
      Unrealized Holding Gain on Marketable Securities,
         Net of Deferred Taxes of $207                           --          --          --         --           387           387
      Net Change in Fair Value of Derivatives, Net of
         Deferred Taxes of $141                                  --          --          --         --           262           262
                                                                                                                          --------
Total Comprehensive Income                                                                                                   6,140
                                                             ------     -------     -------    -------       -------      --------
Balance at December 31, 2003                                 $6,756     $54,450     $69,930    $(8,704)      $(1,065)     $121,367
                                                             ------     -------     -------    -------       -------      --------

COMPREHENSIVE INCOME:
   NET INCOME FOR YEAR ENDED DECEMBER 31, 2004                   --          --      12,785         --            --        12,785
   OTHER COMPREHENSIVE INCOME (LOSS):
      RECOGNITION OF UNREALIZED HOLDING LOSS ON MARKETABLE
         SECURITIES, NET OF DEFERRED TAXES OF $216               --          --          --         --           402           402
      UNREALIZED HOLDING GAIN ON MARKETABLE SECURITIES,
         NET OF DEFERRED TAXES OF $118                           --          --          --         --           220           220
      NET CHANGE IN FAIR VALUE OF DERIVATIVES, NET OF
         DEFERRED TAXES OF $366                                  --          --          --         --           680           680
                                                                                                                          --------
TOTAL COMPREHENSIVE INCOME                                                                                                  14,087
                                                             ------     -------     -------    -------       -------      --------
BALANCE AT DECEMBER 31, 2004                                 $6,756     $54,450     $82,715    $(8,704)      $   237      $135,454
                                                             ======     =======     =======    =======       =======      ========

        The accompanying notes are an integral part of these statements.

                     INTERNATIONAL SHIPHOLDING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (All Amounts in Thousands)

                                                                           Year Ended December 31,
                                                                      -------------------------------
                                                                         2004       2003      2002
                                                                      --------   ---------   --------
Cash Flows from Operating Activities:
   Net Income (Loss)                                                    12,785       5,491       (136)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
      Provided by Operating Activities:
         Depreciation                                                   19,420      20,855     20,123
         Amortization of Deferred Charges and Other Assets               7,844       7,525      7,994
         (Benefit) Provision for Deferred Federal Income Taxes          (7,166)      2,634       (170)
         Equity in Net Income of Unconsolidated Entities                (4,646)       (422)      (555)
         Loss (Gain) on Sale of Other Assets                                 7      (1,393)      (557)
         Impairment Loss                                                    --          --        (66)
         Impairment Loss on Investment                                      --          --        598
         Loss (Gain) on Early Extinguishment of Debt                       361       1,310        (65)
         Loss on Sale of Investment                                        623          --         --
      Changes in:
         Accounts Receivable                                             7,031      (7,390)    14,540
         Inventories and Other Current Assets                            1,308         231       (397)
         Deferred Drydocking Charges                                    (7,450)     (2,210)    (2,906)
         Other Assets                                                    1,277       2,668      3,035
         Accounts Payable and Accrued Liabilities                       (3,089)      3,536    (15,054)
         Federal Income Taxes Payable                                   (1,066)      8,379       (564)
         Billings in Excess of Income Earned and Expenses Incurred        (548)      3,270       (558)
         Other Long-Term Liabilities                                    (2,244)     (5,868)    (6,823)
                                                                      --------   ---------   --------
Net Cash Provided by Operating Activities                               24,447      38,616     18,439
                                                                      --------   ---------   --------

Cash Flows from Investing Activities:
         Net Investment in Direct Financing Lease                        2,151       1,944      1,775
         Additions to Vessels and Other Assets                         (25,565)     (5,360)    (8,558)
         Proceeds from Sale of Vessels and Other Assets                     --       3,299     18,110
         Purchase of and Proceeds from Short Term Investments           (3,155)        126        327
         Proceeds from Sale of Marketable Equity Securities                 --         200         --
         Distributions from (Investment in) Unconsolidated Entities      4,542      (3,362)    (2,151)
         Partial Sale of Unconsolidated Entities                            --       4,223        110
         Net Decrease (Increase) in Restricted Cash Account                865         690       (567)
         Other Investing Activities                                        115          12        410
                                                                      --------   ---------   --------
Net Cash (Used) Provided by Investing Activities                       (21,047)      1,772      9,456
                                                                      --------   ---------   --------

Cash Flows from Financing Activities:
         Proceeds from Issuance of Debt                                 29,000     139,000     41,500
         Repayment of Debt                                             (29,920)   (173,675)   (89,976)
         Additions to Deferred Financing Charges                          (766)     (1,054)      (264)
         Other Financing Activities                                        (82)       (197)       114
                                                                      --------   ---------   --------
Net Cash Used by Financing Activities                                   (1,768)    (35,926)   (48,626)
                                                                      --------   ---------   --------

Net Increase (Decrease) in Cash and Cash Equivalents                     1,632       4,462    (20,731)
Cash and Cash Equivalents at Beginning of Year                           8,881       4,419     25,150
                                                                      --------   ---------   --------

Cash and Cash Equivalents at End of Year                              $ 10,513   $   8,881   $  4,419
                                                                      ========   =========   ========

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

NATURE OF OPERATIONS

          Through our subsidiaries, we operate a diversified fleet of U.S. and international flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium- to long-term charters or contracts. At December 31, 2004, our fleet consisted of 35 ocean-going vessels, 917 LASH (Lighter Aboard SHip) barges, 32 over-the-road Haul-Away car carrying trucks, and related shoreside handling facilities. Our strategy is to (i) identify customers with high credit quality and marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire, or construct vessels to meet the requirements of those charters or contracts,
(iii) secure financing for the vessels predicated primarily on those charter or contract arrangements, and (iv) provide our customers with reliable, high quality service at a reasonable cost.

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

VOYAGE REVENUE AND EXPENSE RECOGNITION

          Revenues and expenses relating to our Liner and Rail-Ferry segments' voyages are recorded over the duration of the voyage. Revenues and expenses relating to our other segments' voyages, which require no estimates or assumptions, are recorded when earned or incurred during the reporting period. On our Liner Services, the voyage revenues are known at the beginning of the vessel's voyage and are reported through the date of the financial statements based on the relative transit time, which is the time between the vessel's loading port to the vessel's discharge port. Voyage expenditures are estimated at the beginning of the vessel's voyage based on historical cost standards and current estimates received from our vendors and port agents. Provisions for loss voyages are recorded when contracts for the voyages are fixed and when losses become apparent for voyages in progress.

MARITIME SECURITY PROGRAM

          The Maritime Security Act ("MSA"), which provides for a program, the Maritime Security Program ("MSP"), for certain U.S. flag vessels, was signed into law in October of 1996. As of December 31, 2004, our U.S. flag LASH vessel, four of our Pure Car/Truck Carriers ("PCTCs"), and two Container vessels that we purchased in December of 2004 were qualified and received contracts for MSA participation. Under the MSP program, each participating vessel is eligible to receive an annual payment of $2,100,000, which is subject to annual appropriations and not guaranteed. In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all to be effective on October 1, 2005. On October 15, 2004, we filed applications to extend our MSP contracts for another 10 years through September 30, 2015, and all seven of our vessels were effectively grandfathered in the MSP reauthorization. Simultaneously, we offered additional ships for participation in the MSP. On January 12, 2005 we were awarded one additional MSP contract, effective

                      INTERNATIONAL SHIPHOLDING CORPORATION

October 1, 2005, for a total of eight MSP contracts. We are currently exploring our options to fulfill the contract requirement. Annual payments for each vessel in the new MSP program are $2,600,000 in years 2006 to 2008, $2,900,000 in years 2009 to 2011, and $3,100,000 in years 2012 to 2015. We recognize Maritime Security Program revenue on a monthly basis over the duration of the qualifying contracts.

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

PROPERTY

          For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method. Estimated useful lives of Vessels and Barges, Other Equipment, Terminal Facilities, and Furniture and Equipment are as follows:

                            Years
                            -----
2 LASH Vessels                30
3 Pure Car/Truck Carriers     20
1 Coal Carrier                15
7 Other Vessels *             25
Other Equipment              3-12
Terminal Facilities          5-10
Furniture and Equipment      3-10

* Includes two Special Purpose vessels, a Dockship, a Molten Sulphur Carrier, and three Container vessels.

          At December 31, 2004, our fleet of 35 vessels also included (i) three Roll-On/Roll-Off ("RO/RO") vessels, which we operate, (ii) a Breakbulk/Multi-Purpose vessel, a Tanker and a Container vessel, which we charter in for one of our services, (iii) three PCTCs which we charter in for our Time Charter contracts, (iv) one LASH vessel which we charter in for our Transatlantic service, (v) one Molten Sulphur Tanker, which we charter in for our Contract of Affreightment, (vi) two Cape-Size Bulk Carriers in which we own a 50% interest, and (vii) nine Cement Carriers in which we own a 26.1% interest. We also own 32 over-the-road haul-away car carrying trucks.

          Costs of all major property additions and betterments are capitalized. Ordinary maintenance and repair costs are expensed as incurred. Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired. No interest was capitalized in 2004, 2003 or 2002.

          At December 31, 2004, our fleet also included 917 LASH barges. We group our LASH barges, excluding those held for disposal, into pools with estimated useful lives corresponding to the remaining useful lives of the vessels with which they are utilized. Major barge refurbishments are capitalized and included in the aforementioned group of barge pools. From time to time, we dispose of barges in the ordinary course of business. In these cases, proceeds from the disposition are credited to the remaining net book value of the respective pool and future depreciation charges are adjusted accordingly.

          We are still in the process of disposing of 18 LASH barges, which are not needed for current operations. These assets are included in our balance sheet as Current Assets Held for Disposal. During 2004, we purchased two used Container vessels. These vessels will enable us to continue two of our MSP contracts that were previously maintained by two chartered container vessels. In 2005, we intend to add a second deck to each of the two Special Purpose vessels

                      INTERNATIONAL SHIPHOLDING CORPORATION
operating in our Rail-Ferry Service in order to essentially double their capacity. We expect the vessels to begin shipyard work in mid-2005 and fully return to service in the second half of 2005.

          During 2003, we recognized a net gain on the sale of assets of $1,393,000 primarily as a result of a gain of $756,000 on the sale of the remaining Special Purpose barges, a gain of $482,000 from the sale of our Multi-Purpose vessel, which completed its commitment under charter with the MSC and was no longer needed for operations, a gain of $115,000 relating to the sale of certain of our investments in unconsolidated entities, and the gain of $40,000 for the sale of terminal land and facility no longer needed for operations.

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

DEFERRED FINANCING CHARGES AND ACQUIRED CONTRACT COSTS

          We amortize our deferred financing charges and acquired contract costs on a straight-line basis over the terms of the related financing and contracts (See Note J).

SELF-RETENTION INSURANCE

          We maintain provisions for estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs. Our policy is to establish self-insurance provisions for each policy year based on independent actuarial estimates, and to maintain the provisions at those levels for the estimated run-off period, approximately two years from the inception of that period. We believe most claims will be reported, or estimates for existing claims will be revised, within this two-year period. Subsequent to this two-year period, self-insurance provisions are adjusted to reflect our current estimate of loss exposure for the policy year. However, if during this two-year period our estimate of loss exposure exceeds the actuarial estimate, then additional loss provisions are recorded to increase the self-insurance provisions to our estimate of the eventual claims' settlement cost. The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period. Actual results could differ materially from those estimates (See Note D).

ASBESTOS CLAIMS

          We maintain provisions for estimated losses for asbestos claims based on estimates of eventual claims settlement costs. Our policy is to establish provisions based on a range of estimated exposure. We estimate this potential range of exposure using input from legal counsel and internal estimates based on the individual deductible levels for each policy year. We are also indemnified for certain of these claims by the previous owner of one of our wholly-owned subsidiaries. The measurement of our exposure for asbestos liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the period. Actual results could differ from those estimates.

INCOME TAXES

          Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial statement income in another.

          Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation. However, pursuant to existing U.S. Tax Laws, earnings from certain foreign operations are subject to U.S. income taxes.

          The recently enacted American Jobs Creation Act of 2004 ("Jobs Creation Act"), which became effective for our company on January 1, 2005, will change the United States tax treatment of our U.S. flag vessels in foreign operations and our foreign flag shipping operations. We have made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under a new "tonnage tax" regime rather than under the usual U.S. corporate income tax regime.

                     INTERNATIONAL SHIPHOLDING CORPORATION

Effective January 1, 2005, the U.S. tax on these operations will be based on the tonnage of the vessels, rather than their contribution to our income or profits (See Note F).

FOREIGN CURRENCY TRANSACTIONS

          Certain of our revenues and expenses are converted into or denominated in foreign currencies, primarily Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso, Indian Rupee, and Japanese Yen. All exchange adjustments are charged or credited to income in the year incurred. Exchange losses of $20,000, $96,000 and $227,000 were recognized for the years ended December 31, 2004, 2003 and 2002, respectively.

DIVIDEND POLICY

          On January 6, 2005, we announced the completion of our public offering of 6% convertible exchangeable preferred stock and will accrue cumulative quarterly cash dividends from the date of issuance at a rate of 6% per annum, commencing March 31, 2005. The payment of preferred stock dividends is at the discretion of our board of directors. Through our preferred stock offering, we are restricted from paying common stock dividends and acquiring any of our common stock prior to December 31, 2007.

EARNINGS PER SHARE

          Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares (See note E) were included in the computation of diluted earnings per share in the year ended December 31, 2004, but were excluded from the computation of diluted earnings per share in the years ended December 31, 2003 and 2002, as the effect would have been antidilutive.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk. If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings. If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through Stockholders' Investment in Other Comprehensive Income (Loss). We recognize the fair market value of the hedge through earnings at the time of maturity, sale or termination of the hedge. We currently employ, or have employed in the past, interest rate swap agreements, foreign currency contracts, and commodity swap contracts (See Note
N).

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

NEW ACCOUNTING PRONOUNCEMENTS

          In January of 2003, the FASB issued Financial Accounting Series Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary of the entity, where the company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights

                     INTERNATIONAL SHIPHOLDING CORPORATION
or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. We have investments in certain unconsolidated entities in which we have less than 100% ownership. We have evaluated these investments and determined that we do not have any investments in variable interest entities. Therefore, the adoption of FIN No. 46 as of January 1, 2004 did not have an impact on the financial statements.

          In December of 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosures are no longer an alternative. Statement No. 123(R) is effective for periods beginning after June 15, 2005. We plan to adopt SFAS 123(R) on July 1, 2005.

          Statement No. 123(R) permits public companies to adopt its requirements using either a modified prospective method or a modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the pro forma amounts previously disclosed in the footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption we will use.

          As permitted by Statement No. 123, we account for share-based payments to employees using APB Opinion No. 25 and no compensation expense has been recognized for employee options granted under the Stock Incentive Plan. Accordingly, the adoption of Statement No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. However, the impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E.

NOTE B - ISSUANCE OF CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

          In January of 2005, we issued 800,000 shares of 6.0% convertible exchangeable preferred stock, $1.00 par value, at a price of $50.00 per share. The proceeds of the preferred stock offering, after deducting all associated costs, were $37,987,000. Cash dividends are cumulative and payable quarterly in arrears at an annual rate of 6% per share, when and as declared by our Board of Directors.

          Each share of the preferred stock has a liquidation preference of $50 per share and may be converted into shares of our common stock based on the initial conversion price of $20.00 per share, subject to adjustment upon the occurrence of certain events. We may elect to redeem the preferred stock, in whole or in part, for cash at any time on or after December 31, 2006, provided that prior to December 31, 2007, we may elect to redeem the preferred stock only if the closing price of our common stock has exceeded 150% of the conversion price of the preferred stock for at least 20 trading days during any 30-day trading period ending within five trading days prior to notice of redemption. We may also elect to redeem the preferred stock for cash upon a change in control of our company. In addition, upon a change in control of our company and to the extent we have not exercised our change in control redemption option, preferred stockholders may require us to redeem for cash any or all of the shares of the preferred stock at the liquidation preference of the preferred stock, plus any accrued and unpaid cash dividends to, but not including, the date of redemption. Preferred stockholders have no other rights to require us to redeem the preferred stock.

          At our option, we may exchange the preferred stock in whole, but not in part, on any dividend payment date beginning on March 31, 2006 and prior to December 31, 2014, for our 6.0% convertible subordinated notes due 2014. If we elect to exchange the preferred stock for the notes, the exchange rate will be $50 principal amount of the notes for each share of preferred stock. The notes, if issued, will mature on December 31, 2014 and will have terms substantially similar to those of the preferred stock.

          The preferred stock has no maturity date and no voting rights prior to conversion to common stock. The notes, if issued, will have no voting rights prior to conversion to common stock.

                     INTERNATIONAL SHIPHOLDING CORPORATION

NOTE C - LONG-TERM DEBT

                                                                                      (All Amounts in Thousands)

                                                    Interest Rate                        Total Principal Due
                                            ---------------------------              ---------------------------
                                            DECEMBER 31,   December 31,   Maturity   DECEMBER 31,   December 31,
Description                                     2004           2003         Date         2004           2003
-----------                                 ------------   ------------   --------   ------------   ------------
Unsecured Senior Notes - Fixed Rate             7.75%          7.75%        2007       $ 70,925       $ 71,296
Variable Rate Notes Payable:
                                            3.6875-4.00%       2.66%        2013         81,665         89,133
                                                 N/A           3.92%        2006             --          2,500
                                                3.92%      2.9375-3.00%     2007          5,500          7,500
U.S. Government Guaranteed Ship
   Financing Notes and Bonds - Fixed Rate        N/A           8.30%        2009             --          8,581
Line of Credit                                 4.3063%          N/A         2009         20,000             --
                                                                                       --------       --------
                                                                                       $178,090       $179,010
   Less Current Maturities                                                               (9,468)       (14,866)
                                                                                       --------       --------
                                                                                       $168,622       $164,144
                                                                                       ========       ========

          During 2004, we retired $410,000 of the 7 3/4% Notes at a discount and retired certain other outstanding debt prior to maturity. In 2003, we retired $10,685,000 of the 7 3/4% Notes at a discount. Additionally in 2003, we secured financing of $91,000,000, which was used to retire certain of our outstanding debt, including a loan on our Coal Carrier on which we incurred a make-whole premium upon retirement. During 2002, we retired the remaining balance of $39,085,000 of the 9% Senior Notes at a slight discount and retired $1,052,000 of the 7 3/4% Senior Notes at a discount. Upon retirement of this indebtedness, we recorded a net Loss on Early Extinguishment of Debt for the years ended December 31, 2004 and 2003, of approximately $361,000 and $1,310,000, respectively and a Gain on Early Extinguishment of Debt for the year ended December 31, 2002, of approximately $65,000.

          The aggregate principal payments required as of December 31, 2004, for each of the next five years are $9,468,000 in 2005, $9,468,000 in 2006,
$79,893,000 in 2007, primarily due to the maturity of our 7 3/4% Senior Notes, $7,468,000 in 2008, and $27,468,000 in 2009. In addition to regularly scheduled principal payments, the $27,468,000 required in 2009 includes repayment of the $20,000,000 drawn on our line of credit as of December 31, 2004.

          Seven vessels with an aggregate net book value of $191,618,000 as of December 31, 2004, and 550 of our LASH barges having an aggregate net book value of $3,571,000 as of December 31, 2004, are mortgaged as security for certain of our debt agreements. Additional collateral includes a security interest in certain operating contracts and receivables. Our remaining indebtedness is unsecured. Most of these agreements, among other things, impose defined minimum working capital and net worth requirements, impose leverage requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined. We have met the minimum working capital and net worth requirements of our debt agreements during the period covered by the agreements, once amended effective June of 2001 and March of 2002. In order to purchase two Container vessels prior to December 31, 2004, we drew $20,000,000 on our credit facility in late 2004 and repaid that amount early in January of 2005 with a portion of the proceeds from the sale of our convertible exchangeable preferred stock. Having these draws outstanding on our credit facility as of December 31, 2004, caused us to be in "non-compliance" with our leverage ratio as stated in the agreements at December 31, 2004. However, prior to December 31, 2004, we obtained waivers from our lenders with respect to this matter of "non-compliance" with the leverage requirements. We had originally anticipated closing our preferred stock offering prior to December 31, 2004. If the closing had occurred prior to December 31, we would have met all financial and other covenants, including the leverage requirements. We are currently in compliance again with all our restrictive covenants and believe we will continue to meet these requirements throughout 2005, although we can give no assurance to that effect.

          The most restrictive of our credit agreements prohibit the declaration or payment of dividends unless (1) the total of (a) all dividends paid, distributions on, or other payments made with respect to our capital stock during the period beginning January 1, 1999, and ending on the date of dividend declaration or other payment and (b) all investments other than our Qualified Investments (as defined) and certain designated subsidiaries do not exceed the sum of $10,000,000 plus 50% (or,

                     INTERNATIONAL SHIPHOLDING CORPORATION
in case of a loss, minus 100%) of our consolidated net income during the period described above plus the net cash proceeds received from our issuance of common stock during the above period, and (2) no default or event of default has occurred.

          Certain of our loan agreements also restrict the ability of our subsidiaries to make dividend payments, loans, or advances, the most restrictive of which contain covenants that prohibit payments of dividends, loans, or advances to us from Cape Holding, Ltd., our wholly-owned subsidiary, prior to the issuance of audited financial statement. Certain other loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender. We have consistently remained in compliance with these provisions of the loan agreements.

          The amounts of potentially restricted net assets were as follows:

                                                      (All Amounts in Thousands)

                                                     DECEMBER 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------
Sulphur Carriers, Inc.                                     --          $26,553
                                                          ---          -------
   Total Restricted Net Assets                             --          $26,553
                                                          ===          =======

          At December 31, 2004 and 2003, we had available a line of credit totaling $50,000,000 and $15,000,000, respectively. As of December 31, 2004, the balance outstanding on our line of credit was $20,000,000, which was repaid in January of 2005. As of December 31, 2003, we had no balance outstanding on our line of credit.

NOTE D - SELF-RETENTION INSURANCE

          Under our insurance program, we are self-insured for Hull and Machinery claims between $150,000 and $1,000,000 and Loss of Hire claims in excess of 14 days up to an aggregate stop loss amount of $2,000,000. If the aggregate claim amounts exceed $2,000,000, the Hull and Machinery deductible reverts to $150,000 for each claim and the Loss of Hire claim level remains at 14 days. We have obtained third party coverage for individual Hull and Machinery claims exceeding $1,000,000 and Loss of Hire claims exceeding 14 days. Protection and Indemnity claims, including cargo and personal injury claims, are not included in our self-retention insurance program, and we have obtained third party insurance coverage for these claims with a deductible level of $25,000 per incident for all vessels. The independent actuarial estimates of our self-insurance exposure are approximately $775,000 below the aggregate $2,000,000 stop loss amount for the policy year beginning June 27, 2004.

          The current portions of the liabilities for self-insurance exposure were $1,515,000 and $3,668,000 at December 31, 2004 and 2003, respectively, and the noncurrent portions of these liabilities were $1,435,000 and $675,000 at December 31, 2004 and 2003, respectively.

NOTE E - EMPLOYEE BENEFIT PLANS

PENSION AND POSTRETIREMENT BENEFITS

          Our defined benefit retirement plan covers all full-time employees of domestic subsidiaries who are not otherwise covered under union-sponsored plans. The benefits are based on years of service and the employee's highest sixty consecutive months of compensation. Our funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation. Plan assets consist primarily of investments in equity and fixed income mutual funds and money market holdings. The target asset allocation range is 40% in fixed income investments and 60% in equity investments. The asset allocation on December 31, 2004 was 41% in fixed income investments and 59% in equity investments. The asset allocation on December 31, 2003 was 36% in fixed income investments and 64% in equity investments. The plan's prohibited investments include selling short, commodities and futures, letter stock, unregistered securities, options, margin transactions, derivatives, leveraged securities, and International Shipholding Corporation securities. The plan's diversification strategy includes limiting equity securities in any single industry to 25% of the equity portfolio market value, limiting the equity holdings in any single corporation to 10% of the market value of the equity portfolio, and diversifying the fixed income portfolio so that no one issuer comprises more than 10% of the aggregate fixed income portfolio, except for issues of the U.S. Treasury or other Federal Agencies. The plan's assumed future returns are based primarily on the asset allocation and on the historic returns for the plan's asset classes determined from both actual

                      INTERNATIONAL SHIPHOLDING CORPORATION
plan returns and, over longer time periods, market returns for those asset classes. As of December 31, 2004, the plan has assets of $19,119,000 and a projected pension obligation of $22,461,000.

          Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents. The measurement date for both plans is December 31. The following table sets forth the plans' changes in the benefit obligations and fair value of assets and a statement of the funded status:

                                                        Pension Plan         Postretirement Benefits
                                                   -----------------------   -----------------------
                                                   Year Ended December 31,   Year Ended December 31,
(All Amounts in Thousands)                              2004      2003            2004      2003
                                                      -------   -------         -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year               $20,266   $18,372         $ 9,687   $ 9,024
Service Cost                                              548       469              77        67
Interest Cost                                           1,229     1,194             550       595
Actuarial Loss                                          1,394     1,119             133       635
Benefits Paid                                            (976)     (888)           (555)     (634)
Impact of Plan Amendments                                  --        --            (254)       --
                                                      -------   -------         -------   -------
Benefit Obligation at End of Year                      22,461    20,266           9,638     9,687
                                                      =======   =======         =======   =======

CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year         17,828    15,535              --        --
Actual Return on Plan Assets                            1,857     3,181              --        --
Employer Contribution                                     410        --             555       634
Benefits Paid                                            (976)     (888)           (555)     (634)
                                                      -------   -------         -------   -------
Fair Value of Plan Assets at End of Year               19,119    17,828              --        --
                                                      =======   =======         =======   =======
Funded Status                                          (3,342)   (2,438)         (9,638)   (9,687)
Unrecognized Net Actuarial Loss                         3,935     3,090           2,257     2,198
Unrecognized Prior Service Cost                            --         7            (232)       --
                                                      -------   -------         -------   -------
Prepaid Cost (Benefit Obligation) at End of Year      $   593   $   659         $(7,613)  $(7,489)
                                                      =======   =======         =======   =======
KEY ASSUMPTIONS
Discount Rate                                            5.75%     6.25%           5.75%     6.25%
Rate of Compensation Increase                            5.50%     5.50%            N/A       N/A

          The accumulated benefit obligation for the pension plan was $19,061,000 and $17,313,000 at December 31, 2004 and 2003, respectively.

          The following table provides the components of net periodic benefit cost for the plans:

                                                Pension Plan        Postretirement Benefits
                                          -----------------------   -----------------------
                                          Year Ended December 31,   Year Ended December 31,
(All Amounts in Thousands)                     2004      2003              2004   2003
                                             -------   -------            -----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost                                 $   548   $   469            $  77   $ 67
Interest Cost                                  1,229     1,194              550    595
Expected Return on Plan Assets                (1,395)   (1,201)              --     --
Amortization of Prior Service Cost                 8         8              (21)    --
Amortization of Net Actuarial Loss                86       188               73     67
                                             -------   -------            -----   ----
Net Periodic Benefit Cost                    $   476   $   658            $ 679   $729
                                             =======   =======            =====   ====

                      INTERNATIONAL SHIPHOLDING CORPORATION

KEY ASSUMPTIONS
Discount Rate                    6.25%  6.75%  6.25%  6.75%
Expected Return on Plan Assets   8.00%  8.00%   N/A    N/A
Rate of Compensation Increase    5.50%  5.50%   N/A    N/A

          For measurement purposes, the health and dental care cost trend rate was assumed to be 8% for 2004, decreasing steadily by .50 per year over the next six years to a long-term rate of 5%. The health and dental care cost trend rate for employees over 65 was assumed to be 10% decreasing steadily by .50% per year over the next ten years to a long-term rate of 5%. A one percent change in the assumed health care cost trend rates would have the following effects:

(All Amounts in Thousands)                                            1% Increase   1% Decrease
                                                                      -----------   -----------
Change in total service and interest cost components
   for the year ended December 31, 2004                                  $   63        $ (52)
Change in postretirement benefit obligation as of December 31, 2004       1,026         (866)

          Crew members on our U.S. flag vessels belong to union-sponsored pension plans. We contributed approximately $1,499,000, $1,472,000, and $1,440,000 to these plans for the years ended December 31, 2004, 2003, and 2002, respectively. These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members. Information from the plans' administrators is not available to permit us to determine whether there may be unfunded vested benefits.

          We continue to evaluate ways in which we can better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of reported obligation and annual expense.

          In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 ("Act") was signed into law. In addition to including numerous other provisions that have potential effects on an employer's retiree health plan, the Medicare law included a special subsidy for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit. In May of 2004, the FASB issued FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements, and Modernization Act of 2003," that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. We are still evaluating whether our plan is actuarially equivalent, although its impact on our financial position and results of operations is not material.

401(k) SAVINGS PLAN

          We provide a 401(k) tax-deferred savings plan to all full-time employees who have completed at least 1,000 hours of service. We match 50% of the employee's first $2,000 contributed to the plan annually. We contributed $102,000, $87,000 and $171,000 to the plan for the years ended December 31, 2004, 2003 and 2002, respectively.

STOCK INCENTIVE PLAN

          In April of 1998, we established a stock-based compensation plan, the Stock Incentive Plan (the "Plan"). The purpose of the Plan is to increase shareholder value and to advance the interest of the Company by furnishing a variety of economic incentives designed to attract, retain, and motivate key employees and officers and to strengthen the mutuality of interests between such employees, officers, and our shareholders. Incentives consist of opportunities to purchase or receive shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, or other stock-based awards. Under the Plan, we may grant incentives to our eligible Plan participants for up to 650,000 shares of common stock. The exercise price of each option equals the market price of our stock on the date of grant. In July of 1999, options to purchase 475,000 shares of common stock were granted to certain qualified participants at an exercise price of $14.125 per share. The stock options are due to expire on April 14, 2008. All options vested immediately upon the grant date and were exercisable at December 31, 2004. No options were granted, exercised or forfeited during 2004, 2003, or 2002.

          We account for stock-based compensation in accordance with APB Opinion No. 25. Accordingly, no compensation expense has been recognized for employee options granted under the Plan. If we had determined compensation cost for the Plan based on the fair value at the grant dates for awards under the Plan consistent with the fair value method included in SFAS No. 123 "Accounting for Stock-Based Compensation," our net income and earnings per

                      INTERNATIONAL SHIPHOLDING CORPORATION
share for the years ended December 31, 2004, 2003, and 2002 would have agreed to the actual amounts reported since no stock options were granted for these years and all options outstanding vested in 1999.

LIFE INSURANCE

          We have agreements with the former Chairman and current Chairman of the Company whereby their estates will be paid approximately $822,000 and $626,000, respectively upon death. We reserved amounts to fund a portion of these death benefits, which amounted to $1,000,000 and hold an insurance policy, which covers any remaining liability. The cash surrender value of the insurance policy was approximately $132,000 and $134,000 as of December 31, 2004 and 2003, respectively.

NOTE F - INCOME TAXES

          Our Federal income tax returns are filed on a consolidated basis and include the results of operations of our wholly-owned U.S. subsidiaries. Pursuant to the Tax Reform Act of 1986, the earnings (losses) of foreign subsidiaries, which were $4,155,000 in 2004, $553,000 in 2003, and ($606,000) in
2002, are also included in our Federal income tax returns.

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

          Components of the net deferred tax liability/(asset) are as follows:

                                                     DECEMBER 31,   December 31,
(All Amounts in Thousands)                               2004           2003
                                                     ------------   ------------
Liabilities:
   Fixed Assets                                        $ 29,731       $ 38,864
   Deferred Charges                                       2,056          2,515
   Unterminated Voyage Revenue/Expense                      884          1,182
   Intangible Assets                                         --          3,183
   Deferred Insurance Premiums                               --            691
   Deferred Intercompany Transactions                        --          2,530
   Other Liabilities                                      4,551            921
                                                       --------       --------
Total Liabilities                                        37,222         49,886
                                                       --------       --------
Assets:
   Insurance and Claims Reserve                             (37)        (3,565)
   Deferred Intercompany Transactions                    (2,530)        (2,530)
   Post-Retirement Benefits                                (357)        (2,581)
   Alternative Minimum Tax Credit                        (4,577)        (4,596)
   Net Operating Loss Carryforward/
      Unutilized Deficit                                (13,954)       (11,706)
   Valuation Allowance                                    4,330             --
   Other Assets                                          (5,062)        (5,487)
                                                       --------       --------
Total Assets                                            (22,187)       (30,465)
                                                       --------       --------
Total Deferred Tax Liability, Net                      $ 15,035       $ 19,421
                                                       ========       ========

          The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate - expense (benefit):

                                                      Year Ended December 31,
                                                     -------------------------
                                                       2004      2003    2002
                                                     -------    -----   ------
Statutory Rate                                         35.00%   35.00%  (35.00%)
State Income Taxes                                      2.35%    0.49%   12.30%
Jobs Creation Act Adjustment                         (776.11%)     --       --
Other, Primarily Non-deductible Expenditures           21.50%    0.55%   13.66%
                                                     -------    -----   ------
                                                     (717.26%)  36.04%   (9.04%)
                                                     =======    =====   ======

                      INTERNATIONAL SHIPHOLDING CORPORATION

          Foreign income taxes of $410,000, $563,000 and $754,000 are included in our consolidated statements of income in the Provision for Income Taxes for the years ended December 31, 2004, 2003 and 2002, respectively. We pay foreign income taxes in Indonesia.

          We have not recognized a deferred tax liability of $681,000 for undistributed earnings of certain non-U.S. subsidiaries because we consider those earnings to be indefinitely invested abroad. As of December 31, 2004, the undistributed earnings of these subsidiaries were $1,946,000.

          Under previous United States tax law, U.S. companies like us and their domestic subsidiaries generally have been taxed on all income, including in our case income from shipping operations, whether derived in the United States or abroad. With respect to any foreign subsidiary in which we hold more than a 50 percent interest (referred to in the tax laws as a controlled foreign corporation, or "CFC"), we are treated as having received a current taxable distribution of our pro rata share of income derived from foreign shipping operations.

          The Jobs Creation Act, which became effective for us on January 1, 2005, changed the United States tax treatment of our U.S. flag vessels in foreign operations and our foreign flag shipping operations.

          In December of 2004, we made an election under the Jobs Creation Act to have our U.S. flag operations (other than those of two ineligible vessels used exclusively in United States coastwise commerce) taxed under a new "tonnage tax" regime rather than under the usual U.S. corporate income tax regime. As a result of that election, our gross income for United States income tax purposes with respect to our eligible U.S. flag vessels will not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of our qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.

          Under the tonnage tax regime, our taxable income with respect to the operations of our eligible U.S. flag vessels will be based on a "daily notional taxable income," which will be taxed at the highest corporate income tax rate. The daily notional taxable income from the operation of a qualifying vessel will be 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons. The taxable income of each qualifying vessel will be the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in United States foreign trade.

          We have recorded a reduction in our deferred tax provision of $12,058,000 relating to the write off of deferred tax assets and liabilities that will no longer reverse as a result of the election of the tonnage tax regime.

          Under the Jobs Creation Act, the taxable income from shipping operations of the Company's CFCs will generally no longer be subject to current United States income tax but will be deferred until repatriated. In December of 2004, we established a valuation allowance of $4,330,000 on the net deferred tax asset associated with the foreign deficit carryforwards that were no longer supportable as a result of the Jobs Creation Act, the impact of which is included in our deferred tax provision. Foreign tax credits of $4,066,000 are available to offset future taxable income of the CFCs if that income is repatriated.

NOTE G - TRANSACTIONS WITH RELATED PARTIES

          We own a 26.1% interest in Belden Cement Holding, Inc. ("BCH") (See Note L). At December 31, 2004 and 2003, we had long-term receivables of $2,385,000 from BCH and $150,000 from Echelon Shipping, Inc. ("Echelon"), a wholly-owned subsidiary of BCH. These long-term receivables are included in Due from Related Parties. Interest income on these receivables is earned at a rate of 6% per year. In February of 2005, we received in cash $2,250,000 from BCH and $150,000 from Echelon.

          A son of our Chairman of the Board serves as our Secretary and is a partner in the law firm of Jones, Walker, Waechter, Poitevent, Carrere and Denegre, which has represented us since our inception. A son of one of our Directors serves as our Assistant Secretary and is a partner in the same law firm. Fees paid to the firm for legal services rendered to us were approximately $1,001,000, $1,030,000, and $738,000 for the years ended December 31, 2004,
2003, and 2002, respectively.

                      INTERNATIONAL SHIPHOLDING CORPORATION

NOTE H - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

          As of December 31, 2004, 18 vessels that we own or operate were under various contracts extending beyond 2004 and expiring at various dates through 2019. Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

          At December 31, 2004, our unrestricted subsidiary, through its 50% ownership, guarantees a portion of the outstanding debt of an invested bulk carrier company. The guarantee is for the full remaining term of the associated debt, which was 7 years as of December 31, 2004. Performance by our unrestricted subsidiary would be required under the guarantee in the event of default by the bulk carrier company on its third party debt. This represents non-recourse debt to International Shipholding Corporation, the parent of the unrestricted subsidiary. The portion of the outstanding debt that the unrestricted subsidiary guaranteed was $29,619,000 and $31,775,000 at December 31, 2004 and 2003,
respectively. The estimated fair value of the non-contingent portion of the guarantee is immaterial. (See Note L for further discussion of our investment in the bulk carrier companies).

          We also maintain lines of credit totaling approximately $200,000 to cover standby letters of credit required on certain of our contracts.

CONTINGENCIES

          We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss. We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure. Our overall exposure to the numerous lawsuits in question has been estimated by our lawyers and internal staff to be between approximately $450,000 and $1,500,000, and we believe that those estimates are reasonable. Our reserves for these lawsuits at December 31, 2004 and 2003 were approximately $800,000 and $1,000,000, respectively. There is a reasonable possibility that there will be additional claims associated with occupational diseases asserted against us. However, we do not believe that it is reasonably possible that our exposure from those claims will be material because (1) the lawsuits filed since 1989 claiming damages related to occupational diseases in which we have been named as a defendant have primarily involved seamen that served on-board our vessels and the number of such persons still eligible to file a lawsuit against us is diminishing and (2) such potential additional claims, if pursued, would be covered under an indemnification agreement with a previous owner of one of our subsidiaries and/or under one or more of our existing insurance policies with deductibles ranging from $5,000 to $25,000 per claim.

          In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters. While we believe that we have meritorious defenses against these claims, our management has used significant estimates in determining our potential exposure. Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advise from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions. It is reasonably possible that changes in our estimated exposure may occur from time to time. As is true of all estimates based on historical experience, these estimates are subject to some volatility. However, because our total exposure is limited by our aggregate stop loss levels (see Note D for further discussion of our self-retention insurance program), we believe that our exposure is within our estimated levels. Where appropriate, we have recorded provisions, included in Other Long-Term Liabilities: Other, to cover our potential exposure and anticipated recoveries from insurance companies, included in Other Assets. Although it is difficult to predict the costs of ultimately resolving such issues, we have determined that our current insurance coverage is sufficient to limit any additional exposure to an amount that would not be material to our financial position. Therefore, we do not expect such changes in these estimates to have a material effect on our financial position or results of operations.

          One of our subsidiaries time charters our U.S. flag Coal Carrier to US Generating New England, Inc. ("USGenNE"). In July of 2003, USGenNE filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and subsequently requested from the court an extension of time to submit its bankruptcy plan until March 1, 2005, and an extension of time until May 1, 2005, to solicit acceptance of its plan. At the time of the filing of the bankruptcy petition, USGenNE owed us approximately $850,000 of pre-petition invoices covering charter hire and related expenses. In November of 2004, the bankruptcy court approved USGenNE's sale of a substantial portion of its generation assets to Dominion Energy New England, Inc., a subsidiary of Dominion Resources, Inc. Pursuant to the asset purchase

                      INTERNATIONAL SHIPHOLDING CORPORATION
agreement, which became effective on January 1, 2005, Virginia Power Energy Marketing, Inc., another subsidiary of Dominion Resources, Inc., has assumed the charter in place of USGenNE and has subsequently paid the outstanding pre-petition invoices.

NOTE I - LEASES

DIRECT FINANCING LEASE

          In 1999, we entered into a direct financing lease of a foreign flag PCTC expiring in 2019. The schedule of future minimum rentals to be received under this direct financing lease in effect at December 31, 2004, is as follows:

                                                               Receivables Under
(All Amounts in Thousands)                                      Financing Lease
                                                               -----------------
Year Ended December 31,
   2005                                                             $  8,432
   2006                                                                8,431
   2007                                                                8,431
   2008                                                                8,455
   2009                                                                7,853
   Thereafter                                                         67,021
                                                                    --------
Total Minimum Lease Payments Receivable                              108,623
Estimated Residual Value of Leased Property                            2,051
Less Unearned Income                                                 (61,561)
                                                                    --------
Total Net Investment in Direct Financing Lease                        49,113
Current Portion                                                       (2,337)
                                                                    --------
Long-Term Net Investment in Direct Financing Lease at
   December 31, 2004                                                $ 46,776
                                                                    ========

          The schedule of future minimum rentals to be received under this direct financing lease in effect at December 31, 2003, was as follows:

                                                               Receivables Under
(All Amounts in Thousands)                                      Financing Lease
                                                               -----------------
Year Ended December 31,
   2004                                                             $  8,455
   2005                                                                8,432
   2006                                                                8,431
   2007                                                                8,431
   2008                                                                8,455
   Thereafter                                                         74,874
                                                                    --------
Total Minimum Lease Payments Receivable                              117,078
Estimated Residual Value of Leased Property                            2,051
Less Unearned Income                                                 (67,865)
                                                                    --------
Total Net Investment in Direct Financing Lease                        51,264
Current Portion                                                       (2,128)
                                                                    --------
Long-Term Net Investment in Direct Financing Lease at
   December 31, 2003                                                $ 49,136
                                                                    ========

OPERATING LEASES

          During 2000, we entered into a sale-leaseback agreement for one of our Breakbulk/Multi-Purpose vessels, which is classified as an operating lease. During 2001, we entered into two sale-leasebacks, covering one of our U.S. flag PCTCs and one of our foreign flag PCTCs. The gains on these sale-leasebacks are being deferred over the term lives of the leases. We renegotiated a capital lease agreement for one of our U.S. flag PCTCs in December of 2001 and subsequently reclassified the lease to an operating lease. This reclassification resulted in a gain of $5,309,000, which is being deferred over the remaining term life of the lease. During 2002, we entered into a sale-leaseback for one of our LASH vessels, which was

                      INTERNATIONAL SHIPHOLDING CORPORATION
also classified as an operating lease. The terms of the leases are 5 years for the Breakbulk vessel, 12 years for the U.S. flag PCTC, 15 years for the foreign flag PCTC, 10 years for the U.S. flag PCTC reclassified as an operating lease in 2001, and 5 years for the LASH vessel.

          Most of the operating lease agreements have a fair value renewal option and a fair value purchase option, with the exception of the operating lease for the Breakbulk vessel. Most of these agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined. Under one of our operating lease agreements, a deposit was made into a bank reserve account to meet the requirements of the lease agreement. The owner of the vessel has the ability to draw on this amount to cover operating lease payments if such payments become overdue. The escrow amounts totaled $6,541,000 and $6,590,000 at December 31, 2004 and 2003, respectively, and are included in Restricted Cash. The vessels under these leases, with the exception of the LASH vessel, are operated under fixed charter agreements covering the terms of the respective leases. We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases expiring at various dates through 2008.

          Rent expense related to operating leases totaled approximately $28,623,000, $30,079,000 and $26,471,000 for the years ended December 31, 2004,
2003 and 2002, respectively. The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2004:

                                         Payments Under Operating Leases
                                ------------------------------------------------
                                U.S. flag   Foreign    LASH     Other
(All Amounts in Thousands)        PCTCs       PCTC    Vessel   Leases     Total
                                ---------   -------   ------   ------   --------
Year Ended December 31,
   2005                          $ 8,898    $ 6,340   $1,920   $1,013   $ 18,171
   2006                            9,596      6,340    1,920    1,232     19,088
   2007                            9,596      6,340    1,760    1,266     18,962
   2008                            9,596      6,340       --      971     16,907
   2009                            9,596      6,340       --       --     15,936
   Thereafter                     34,412     41,210       --       --     75,622
                                 -------    -------   ------   ------   --------
Total Future Minimum Payments    $81,694    $72,910   $5,600   $4,482   $164,686
                                 =======    =======   ======   ======   ========

NOTE J - DEFERRED CHARGES AND ACQUIRED CONTRACT COSTS

          Deferred charges and acquired contract costs are comprised of the following:

                                                     DECEMBER 31,   December 31,
(All Amounts in Thousands)                               2004           2003
                                                     ------------   ------------
Drydocking Costs                                        $12,129        $ 9,765
Financing Charges and Other                               2,680          2,554
Acquired Contract Costs                                   7,640          9,095
                                                        -------        -------
                                                        $22,449        $21,414
                                                        =======        =======

          The Acquired Contract Costs represent the portion of the purchase price paid for Waterman Steamship Corporation applicable primarily to that company's three U.S. flag RO/RO vessels under maritime prepositioning ship contract agreements, which expire in 2010.

                      INTERNATIONAL SHIPHOLDING CORPORATION

NOTE K - SIGNIFICANT OPERATIONS

MAJOR CUSTOMERS

          We have several medium- to long-term contracts related to the operations of various vessels (See Note H), from which revenues represent a significant amount of our total revenue. Revenues from the contracts with the MSC were $27,017,000, $35,874,000 and $34,543,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

          Until early 2002, we operated four U.S. flag LASH vessels in a liner service, of which three vessels were entered into the Maritime Security Program (See Note A - "Maritime Security Program"). These four vessels were sold during 2002. In November of 2002, we began operating one U.S. flag LASH vessel with Maritime Security Program payments on a liner service. Revenues, including Maritime Security Program revenue, from both operations were $30,008,000, $26,790,000 and $19,466,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

          We have four U.S. flag PCTCs, also under the MSA, which carry automobiles from Japan to the United States for a Japanese charterer. Revenues, including Maritime Security Program revenue, were $36,831,000, $39,516,000 and $38,566,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

          We provide space on our westbound foreign flag LASH liner service to several commercial shippers. The westbound cargoes included steel and other metal products, high-grade paper and wood products, and other general cargo. Revenues were $38,823,000, $26,002,000 and $26,306,000 for the years ended
December 31, 2004, 2003 and 2002, respectively.

CONCENTRATIONS

          A significant portion of our traffic receivables are due from contracts with the MSC and transportation of government sponsored cargo. There are no concentrations of receivables from customers or geographic regions that exceed 10% of stockholders' investment at December 31, 2004 or 2003.

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

                                                                   Year Ended December 31,
                                                               ------------------------------
(All Amounts in Thousands)                                       2004       2003       2002
                                                               --------   --------   --------
United States                                                  $ 90,894   $108,726   $ 88,230
Asian Countries                                                  59,309     56,473     62,842
Rail-Ferry Service Operating Between U.S. Gulf and Mexico        15,880     15,537     11,240
Liner Services Operating Between:
   U.S. Gulf / East Coast Ports and Ports in Middle East         30,008     26,790     19,466
   U.S. Gulf / East Coast Ports and Ports in Northern Europe     65,705     48,845     44,837

Other Countries                                                   1,694      1,442        797
                                                               --------   --------   --------
   Total Revenues                                              $263,490   $257,813   $227,412
                                                               ========   ========   ========

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

          Liner Services: In our liner services segment we operate four vessels, including one "dockship" that positions barges for pick-up and discharge, on established trade routes with regularly scheduled sailing dates. We receive revenues

                     INTERNATIONAL SHIPHOLDING CORPORATION
for the carriage of cargo within the established trading areas and pay the operating and voyage expenses incurred. Our Liner Services include a U.S. flag service between U.S. Gulf and East Coast ports and ports in the Red Sea, Middle East, and South Asia, and a foreign flag transatlantic service operating between U.S. Gulf and East Coast ports and ports in northern Europe.

          Time Charter Contracts: Time charters are contracts by which our charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel. Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Our Time Charter Contracts include contracts with Far Eastern shipping companies for six PCTCs, with an electric utility for a conveyor-equipped, self-unloading Coal Carrier, and with a mining company providing ocean transportation services at its mine in Papua, Indonesia. Also included in this segment are contracts under which the MSC charters three RO/ROs that are under an operating contract. The MSC's charter contract with the Multi-Purpose vessel expired in December of 2002, but the vessel continued to operate under charter to the MSC on a voyage-to-voyage basis until the vessel was scrapped in December of 2003.

          Contracts of Affreightment ("COA"): These are contracts by which we undertake to provide space on our vessels for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried. Generally, we are responsible for all operating and voyage expenses. Our COA segment includes a sulphur transportation contract.

          Rail-Ferry Service: In the beginning of 2001, we began a new service carrying loaded rail cars between the U.S. Gulf and Mexico. Our two Special Purpose vessels are employed with this service, each having a capacity for 60 standard size rail cars. With departures every four days from Coatzacoalcos, Mexico and Mobile, Alabama it offers with each vessel a three-day transit between these ports and provides a total of 90 trips per year in each direction. In the fourth quarter of 2004, we announced our decision to relocate our Rail-Ferry Service's domestic operations from the port of Mobile to the port of New Orleans. As part of the incentive to relocate, the state of Louisiana and the City of New Orleans agreed to finance part of the terminal and infrastructure cost associated with the move. In return, we have agreed that our operations will remain at the port of New Orleans for a minimum of ten years.

          Other: This segment consists of operations that include more specialized services than the former four segments and subsidiaries that provide ship charter brokerage and agency services, as well as our over-the-road car transportation truck company. Also included in the Other category are corporate related items, results of insignificant operations, and income and expense items not allocated to reportable segments.

          The following table presents information about segment profit and loss and segment assets. We do not allocate investment income, other income, losses or gains on early extinguishment of debt, administrative and general expenses, equity in unconsolidated entities, or income taxes to our segments. Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments. Expenditures for segment assets represent cash outlays during the periods presented, including purchases of assets, improvements to assets, and drydock payments.

                                     Liner    Time Charter             Rail-Ferry
(All Amounts in Thousands)         Services     Contracts      COA       Service     Other    Elimination     Total
                                   --------   ------------   -------   ----------   -------   -----------   --------
2004
REVENUES FROM EXTERNAL CUSTOMERS   $95,713      $113,954     $16,562    $15,881     $21,380          --     $263,490
INTERSEGMENT REVENUES                   --            --          --         --      12,264    $(12,264)          --
DEPRECIATION AND AMORTIZATION        5,279        13,879       2,709      4,090         822          --       26,779
GROSS VOYAGE (LOSS) PROFIT          (1,563)       26,914       5,411     (4,304)      1,659          --       28,117
INTEREST EXPENSE                       738         6,421       1,410      1,826         190          --       10,585
LOSS ON SALE OF OTHER ASSETS            --            --          --         --          (7)         --           (7)
SEGMENT (LOSS) PROFIT               (2,301)       20,493       4,001     (6,130)      1,462          --       17,525
SEGMENT ASSETS                      23,126       182,447      37,971     49,839       5,295          --      298,678
EXPENDITURES FOR SEGMENT ASSETS        988        29,946           6        232       1,843          --       33,015

                     INTERNATIONAL SHIPHOLDING CORPORATION

                                     Liner    Time Charter             Rail-Ferry
(All Amounts in Thousands)         Services     Contracts      COA       Service     Other    Elimination     Total
                                   --------   ------------   -------   ----------   -------   -----------   --------
2003
Revenues from External Customers   $75,635      $129,685     $16,189    $15,537     $20,767          --     $257,813
Intersegment Revenues                   --            --          --         --      13,551    $(13,551)          --
Depreciation and Amortization        5,108        15,144       2,799      4,101         507          --       27,659
Gross Voyage (Loss) Profit          (4,199)       33,048       5,495     (2,926)      1,817          --       33,235
Interest Expense                     1,039         7,152       1,800      2,322         201          --       12,514
Gain on Sale of Other Assets            --           482          --         --         911          --        1,393
Segment (Loss) Profit               (5,238)       26,378       3,695     (5,248)      2,527          --       22,114
Segment Assets                      27,196       167,803      40,637     53,519       4,536          --      293,691
   Property                         22,792       154,699      39,464     50,909       4,413          --      272,277
   Deferred Charges                  4,404        13,104       1,173      2,610         123          --       21,414
Expenditures for Segment Assets      4,077           611          --         --       2,882          --        7,570

2002
Revenues from External Customers   $65,146      $128,279     $15,370    $11,240     $ 7,377          --     $227,412
Intersegment Revenues                   --            --          --         --      16,055    $(16,055)          --
Depreciation and Amortization        5,062        14,242       2,868      4,116         846          --       27,134
Impairment Loss                        (52)           --          --         --         118          --           66
Gross Voyage (Loss) Profit          (4,910)       34,465       5,962     (3,673)     (1,445)         --       30,399
Interest Expense                     1,794        10,192       2,338      3,221         161          --       17,706
Gain on Sale of Other Assets            --            --          --         --         557          --          557
Impairment Loss on Investment           --            --          --         --        (598)         --         (598)
Segment (Loss) Profit               (6,704)       24,273       3,624     (6,894)     (1,647)         --       12,652
Segment Assets                      29,507       184,196      43,784     57,224       2,836          --      317,547
Expenditures for Segment Assets      7,997           985       1,193         47       1,242          --       11,464

          Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

                                                                Year Ended December 31,
                                                            ------------------------------
(All Amounts in Thousands)                                    2004       2003       2002
                                                            --------   --------   --------
Profit or Loss:
Total Profit for Reportable Segments                        $ 17,525   $ 22,114   $ 12,652
Unallocated Amounts:
   Administrative and General Expenses                       (16,236)   (15,041)   (15,631)
   Loss on Sale of Investment                                   (623)        --         --
   Investment Income                                             691      2,162        656
   Other Income                                                   --         --      1,498
   (Loss) Gain on Early Extinguishment of Debt                  (361)    (1,310)        65
                                                            --------   --------   --------
Income (Loss) Before (Benefit) Provision for Income Taxes
   and Equity in Net Income of Unconsolidated Entities      $    996   $  7,925   $   (760)
                                                            ========   ========   ========

                      INTERNATIONAL SHIPHOLDING CORPORATION

                                                     DECEMBER 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------
Assets:
Total Assets for Reportable Segments                   $298,678       $293,691
Unallocated Amounts:
   Current Assets                                        57,315         60,807
   Investment in Unconsolidated Entities                 11,115          8,413
   Restricted Cash                                        6,541          6,590
   Due from Related Parties                               2,535          2,535
   Other Assets                                           8,864         10,415
                                                       --------       --------
Total Assets                                           $385,048       $382,451
                                                       ========       ========

NOTE L - UNCONSOLIDATED ENTITIES

CEMENT CARRIER COMPANY

     Prior to December of 2004, we had a 30% interest in BCH, a Cement Carrier company which owns and operates nine Cement Carriers. During December of 2004, one of the shareholders of BCH exercised its option to purchase additional shares of common stock, which upon exercise brought our ownership down to 26.1%. This investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes. Our portion of the combined earnings of this investment, net of taxes, was $827,000, $339,000 and $550,000 for the years ended December 31, 2004, 2003 and 2002, respectively. No distributions were made during 2004, 2003 and 2002. In January of 2005, we received dividends of $783,000. The aggregate amount of consolidated retained earnings that represented undistributed earnings of this investment as of December 31, 2004 was approximately $1,900,000.

     The unaudited condensed financial position and results of operations of BCH are summarized below:

                                                     DECEMBER 31,   December 31,
(Amounts in Thousands)                                   2004           2003
                                                     ------------   ------------
Current Assets                                          $13,178        $ 3,285
Noncurrent Assets                                       $68,643        $63,027
Current Liabilities                                     $15,366        $16,263
Noncurrent Liabilities                                  $49,729        $39,094

                                                       Year Ended December 31,
                                                     ---------------------------
(Amounts in Thousands)                                 2004      2003      2002
                                                     -------   -------   -------
Operating Revenues                                   $27,405   $20,293   $18,822
Operating Income                                     $18,512   $14,780   $13,969
Net Income                                           $ 5,006   $ 1,739   $ 2,782

CAPE-SIZE BULK CARRIERS

     During 2000 and 2001, we acquired a 12.5% interest in Bulk Venture, Ltd. for $1,656,000, which owned two Cape-Size Bulk Carrier vessels. We received dividends of $475,000 and $56,000 in 2003 and 2002, respectively. During 2003, we sold our interest in Bulk Venture, Ltd. for $2,207,000, of which $1,906,000 was received in cash in 2003 and $42,000 was received in cash in 2004, resulting in a gain of approximately $292,000. We also received $259,000 in 2004 representing dividends earned in 2003.

     During 2001 and 2002, we acquired a 12.5% interest in Bulk Africa, Ltd. for $1,444,000, which owned a Cape-Size Bulk Carrier vessel. No dividends were received during 2002. We received dividends of $388,000 in 2003. During 2003, we sold our interest in Bulk Africa, Ltd. for $1,423,000, of which $1,191,000 was received in cash in 2003 and $232,000 was received in cash in 2004, resulting in a loss of approximately $21,000.

     During 2001 and 2002, we acquired a 12.5% interest in Bulk Australia, Ltd. for $1,477,000, which owned a Cape-Size Bulk Carrier vessel. No dividends were received during 2002. During 2003, we received a partial refund for additional

                      INTERNATIONAL SHIPHOLDING CORPORATION
funding of $128,000. We received dividends of $300,000 in 2003. During 2003, we sold our interest in Bulk Australia, Ltd. for $1,322,000, of which $1,111,000 was received in cash in 2003 and $211,000 was received in cash in 2004, resulting in a loss of approximately $27,000.

     The investments described above were accounted for under the cost method of accounting and accordingly income was recognized only upon distribution of dividends or sale of investment.

     In the fourth quarter of 2003, we acquired a 50% investment in Dry Bulk Cape Holding Inc. ("Dry Bulk") for $3,479,000, which owns two of the aforementioned Cape-Size Bulk Carrier vessels. This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes. For the years ended December 31, 2004 and 2003, our portions of earnings net of taxes were $3,770,000 and $80,000, respectively. No distributions were made during 2003. We received dividends of $4,100,000 in 2004.

     In January of 2005, we were granted an option to purchase an additional 1% of Dry Bulk. The other unaffiliated 50% owner of Dry Bulk was granted a similar option.

     The unaudited condensed financial position and results of operations of Dry Bulk are summarized below:

                                                     DECEMBER 31,   December 31,
(Amounts in Thousands)                                   2004           2003
                                                     ------------   ------------
Current Assets                                           1,766          1,264
Noncurrent Assets                                       70,192         73,329
Current Liabilities                                      8,626          7,622
Noncurrent Liabilities                                  52,286         59,237

                                                         Year Ended December 31,
                                                         -----------------------
(Amounts in Thousands)                                     2004     2003   2002
                                                          ------   -----   ----
Operating Revenues                                        18,790   1,255    N/A
Operating Income                                          13,594     827    N/A
Net Income                                                10,303     306    N/A

MANAGEMENT COMPANY

     During 2000, CG Railway, Inc., our wholly-owned subsidiary, acquired a 50% interest in Terminales Transgolfo for $100,000, which operates a port in Coatzacoalcos, Mexico, for our Rail-Ferry Service. During 2001, we made an additional investment in Terminales Transgolfo of approximately $128,000. The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes. No distributions were made during 2004, 2003 and 2002.

NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

                                                       Year Ended December 31,
                                                     ---------------------------
(All Amounts in Thousands)                             2004      2003      2002
                                                     -------   -------   -------
Cash Payments:
   Interest Paid                                     $10,370   $12,339   $18,938
   Taxes Paid                                        $ 1,072   $   482   $   773

     During 2002, we entered into a sale-leaseback for one of our LASH vessels for $10,000,000 of which $5,000,000 was received in cash and $5,000,000 in the form of a five-year promissory note. A portion of the note, approximately $2,000,000, is being repaid in twenty quarterly installments in addition to approximately $3,000,000 being repaid at the end of the lease. Interest on the note was at 4.845% for the first two years and is 4.72% for each of the three years thereafter.

     During 2003, we sold our coal transfer terminal facility and related land for $2,500,000 of which $500,000 was received in cash and $2,000,000 in the form of a five-year promissory note. The note is being repaid in ten semi-annual installments of $200,000, in addition to interest at 6%.

                      INTERNATIONAL SHIPHOLDING CORPORATION

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

     The estimated fair values of our financial instruments and derivatives are as follows (asset/(liability)):

                                       DECEMBER 31,            December 31,
                                           2004                    2003
                                  ---------------------   ---------------------
                                   CARRYING      FAIR      Carrying      Fair
(All Amounts in Thousands)          AMOUNT      VALUE       Amount      Value
                                  ---------   ---------   ---------   ---------
Interest Rate Swap Agreements            --          --   ($  1,050)  ($  1,050)
Foreign Currency Contracts        ($      5)  ($      5)  ($     46)  ($     46)
Long-Term Debt                    ($178,090)  ($181,433)  ($179,010)  ($182,057)

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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

INTEREST RATE SWAP AGREEMENTS

     We have historically entered into interest rate swap agreements to manage well-defined interest rate risks. During September of 1999, we entered into an interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap. The contract amount totaled $19,920,000 at December 31, 2003 and expired in September of 2004. We were the fixed rate payor, and HSBC Bank plc was the floating rate payor. The fixed rate was 7.7% and the floating rate was 2.18% at December 31, 2003. We designated this interest rate swap agreement as an effective hedge. Settlements of this agreement were made semi-annually and resulted in increases to interest expense of $1,074,000, $1,159,000 and $1,128,000 in 2004, 2003 and 2002, respectively.
There were no outstanding interest rate swap agreements at December 31, 2004.

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

     During 2003, we entered into two forward purchase contracts. One contract was for Mexican Pesos for $420,000 U.S. Dollar equivalents beginning in January of 2004 and expired in July of 2004. The other contract was for Indonesian Rupiah for $600,000 U.S. Dollar equivalents beginning in January of 2004 and expired in December of 2004. There were no forward purchase contracts as of December 31, 2004. As of December 31, 2004 and 2003, we were a party to forward sales contracts in various currencies totaling $1,722,000 and $2,974,000 U.S. Dollar equivalents, respectively.

COMMODITY SWAP CONTRACTS

     We have historically entered into commodity swap contracts for portions of our estimated fuel purchases to manage the risk associated with changes in fuel prices. During 2003, we entered into three commodity swap agreements, one with a financial institution and two with an energy trading corporation. One of the contracts was effective for one year beginning in January of 2003 and expired December 31, 2003 and was for 9,198 tons of fuel. The other two contracts were effective for nine months beginning in April of 2003 and expired December 31, 2003 and were for 13,500 and 9,000 tons of fuel, respectively. The contracts required that a payment be made for the difference between the contract rates of $124.00 to $158.75 per ton and the market rate for the fuel on each settlement date. These contracts covered approximately 92% of our Liner Service segment's 2003 fuel purchases and 79% of our Rail-Ferry Service segment's 2003 fuel purchases.

                      INTERNATIONAL SHIPHOLDING CORPORATION

     During 2004, we entered into two commodity swap agreements with two energy trading corporations. The contracts were each effective for one month during 2004. One of the contracts was effective during the month of February and the other effective during the month of November and were for 3,000 and 2,000 tons of fuel, respectively. The contracts required that a payment be made for the difference between the contract rates of $140 and $206.50 per ton, respectively and the market rate for the fuel on each settlement date. These contracts covered approximately 4% of our Liner Service segment's 2004 fuel purchases and 16% of our Rail-Ferry Service segment's 2004 fuel purchases. As of December 31, 2004, there are no outstanding commodity swap contracts with respect to 2005 fuel purchases.

     We designated these commodity swap contracts as effective hedges. Monthly settlements of these agreements were recorded as an adjustment to voyage expenses. We recorded an increase to voyage expenses of $114,000 in 2004 and made a net positive adjustment to voyage expense of $2,190,000 in 2003 and $1,024,000 in 2002.

     In 2003, we were required to record deposits representing performance bonds required on certain of our commodity swap agreements. The amount was $816,000 at December 31, 2003, and was returned to us in January of 2004 as there were no commodity swap agreements in place at December 31, 2003 and 2004.

LONG-TERM DEBT

     The fair value of our debt is estimated based on the quoted market price for the publicly listed Senior Notes and the current rates offered to us on other outstanding obligations.

AMOUNTS DUE FROM RELATED PARTIES

     The carrying amount of these notes receivable approximated fair market value as of December 31, 2004 and 2003. Fair market value takes into consideration the current rates at which similar notes would be made.

RESTRICTED CASH

     The carrying amount of these investments approximated fair market value as of December 31, 2004 and 2003, based upon current rates offered on similar instruments.

NOTE O - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities:

                                                     DECEMBER 31,   December 31,
(All Amounts in Thousands)                               2004           2003
                                                     ------------   ------------
Accrued Voyage Expenses                                 $21,262        $19,260
Trade Accounts Payable                                    2,820          5,374
Accrued Customs Liability                                 1,737          3,487
Self-Insurance Liability                                  1,515          3,668
Accrued Interest                                          1,218          1,672
Accrued Salaries and Benefits                             1,109            999
Accrued Supplemental P&I Insurance Premiums                 536             --
Other Short-Term Liabilities                                 --          1,050
                                                        -------        -------
                                                        $30,197        $35,510
                                                        =======        =======

                      INTERNATIONAL SHIPHOLDING CORPORATION

NOTE P - QUARTERLY FINANCIAL INFORMATION - (UNAUDITED)

                                                                        Quarter Ended
                                                           ---------------------------------------
                                                           March 31   June 30   Sept. 30   Dec. 31
                                                           --------   -------   --------   -------
                                                               (All Amounts in Thousands Except
                                                                         Share Data)
2004 REVENUES                                               $65,843   $64,843    $68,797   $64,007
     EXPENSES                                                56,097    56,987     63,406    58,883
     GROSS VOYAGE PROFIT                                      9,746     7,856      5,391     5,124
     NET INCOME                                               2,897     1,828        220     7,840 (1)
     BASIC AND DILUTED EARNINGS PER COMMON SHARE:
        NET INCOME                                             0.48      0.30       0.04      1.29 (1)

2003 Revenues                                               $64,806   $67,505    $63,550   $61,952
     Expenses                                                54,350    57,266     57,192    55,770
     Gross Voyage Profit                                     10,456    10,239      6,358     6,182
     Net Income (Loss)                                        2,994     2,490     (1,644)    1,651
     Basic and Diluted Earnings (Loss) per Common Share:
        Net Income (Loss)                                      0.49      0.41      (0.27)     0.27

2002 Revenues                                               $60,452   $56,664    $49,900   $60,396
     Expenses                                                54,523    47,587     44,318    50,651
     Impairment Loss                                             54      (151)         3        28
     Gross Voyage Profit                                      5,875     9,228      5,579     9,717
     Net (Loss) Income                                         (920)    1,116     (1,125)      793
     Basic and Diluted (Loss) Earnings per Common Share:
        Net (Loss) Income                                     (0.15)     0.18      (0.18)     0.13

----------
(1) The net income and earnings per share in the fourth quarter of 2004 were significantly impacted by certain income tax adjustments relating to the Jobs Creation Act (See Note F - Income Taxes).

               INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm...................   S-2

Schedule II - Valuation and Qualifying Accounts and Reserves..............   S-3

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the consolidated financial statements of International Shipholding Corporation as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 25, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP

New Orleans, Louisiana

February 25, 2005

                      INTERNATIONAL SHIPHOLDING CORPORATION
          Schedule II - Valuation and Qualifying Accounts and Reserves
                             (Amounts in Thousands)

                                                             ADDITIONS               DEDUCTIONS
                                      BALANCE AT    ---------------------------   for purpose for   BALANCE AT
                                     BEGINNING OF   Charged to     Charged to      which accounts     END OF
                                        PERIOD        expense    Other accounts     were set up       PERIOD
                                     ------------   ----------   --------------   ---------------   ---------
December 31, 2002:
   Self-Retention Reserves              $ 4,143       $ 6,450          $--            $ 3,503         $ 7,090
   Non Self-Retention Reserves            1,042           741           --                904             879
   Postretirement Benefits                7,834           343           --                399           7,778
   Custom Reserves                        7,628         1,157           --              4,877           3,908
   Other Reserves                         3,115           595           --              2,134           1,576
                                        -------       -------          ---            -------         -------
Total                                   $23,762       $ 9,286          $--            $11,817         $21,231

December 31, 2003:
   Self-Retention Reserves              $ 7,090       $ 4,302          $--            $ 7,050         $ 4,342
   Non Self-Retention Reserves              879         4,092           --              4,162             809
   Postretirement Benefits                7,778            59           --                383           7,454
   Custom Reserves                        3,908         1,264           --              1,685           3,487
   Other Reserves                         1,576           980           --                804           1,752
                                        -------       -------          ---            -------         -------
Total                                   $21,231       $10,697          $--            $14,084         $17,844

December 31, 2004:
   Self-Retention Reserves              $ 4,342       $ 5,314          $--            $ 6,708         $ 2,948
   Non Self-Retention Reserves              809           567           --                698             678
   Postretirement Benefits                7,454           122           --                 --           7,576
   Custom Reserves                        3,487         1,457           --              3,206           1,738
   Allowance for Doubtful Accounts           --                                                            --
   Other Reserves                         1,752           713           --              1,373           1,092
                                        -------       -------          ---            -------         -------
Total                                   $17,844       $ 8,173          $--            $11,985         $14,032