Form 10-Q
period 2005-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2005-05-12
CIK 278041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                ----------------

__    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the transition period from __________ to _________

                         Commission file number:  2-63322
                                                 ---------

                       INTERNATIONAL SHIPHOLDING CORPORATION
                      ---------------------------------------
               (Exact name of registrant as specified in its charter)


          Delaware                                      36-2989662
-------------------------------              --------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                Number)

650 Poydras Street            New Orleans, Louisiana                 70130
-----------------------------------------------------------------------------
  (Address of principal executive offices)			 	(Zip Code)

                                 (504) 529-5461
-----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                  Not Applicable
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.	YES ____x____  NO ________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES _________ NO____x_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock  $1 Par Value      6,082,887 shares        (March 31, 2005)
-------------------------------     ----------------        ----------------



                        PART I - FINANCIAL INFORMATION

                                   ITEM 1.
                            FINANCIAL STATEMENTS

                     INTERNATIONAL SHIPHOLDING CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (All Amounts in Thousands Except Share Data)
                                 (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                        2005       2004
                                                      ---------  ---------
Revenues                                              $ 69,788   $ 65,843

Operating Expenses:
   Voyage Expenses                                      55,348     51,470
   Vessel and Barge Depreciation                         5,612      4,627
                                                      ---------  ---------
Gross Voyage Profit                                      8,828      9,746
                                                      ---------  ---------
Administrative and General Expenses                      4,389      3,851
(Gain) Loss on Sale of Other Assets                        (31)         7
                                                      ---------  ---------
Operating Income                                         4,470      5,888
                                                      ---------  ---------
Interest and Other:
   Interest Expense                                      2,543      2,722
   Loss on Sale of Investment                              -          623
   Investment Income                                      (285)      (168)
   Loss on Early Extinguishment of Debt                    -           31
                                                      ---------  ---------
                                                         2,258      3,208
                                                      ---------  ---------
Income Before Provision for Income Taxes
  and Equity in Net Income of Unconsolidated Entities    2,212      2,680
                                                      ---------  ---------
Provision for Income Taxes:
   Current                                                  54        105
   Deferred                                                230        887
   State                                                    14          3
                                                      ---------  ---------
                                                           298        995
                                                      ---------  ---------
Equity in Net Income of Unconsolidated
  Entities (Net of Applicable Taxes)                     2,179      1,212
                                                      ---------  ---------
Net Income                                            $  4,093   $  2,897
                                                      =========  =========
Preferred Stock Dividends                                  567         -
                                                      ---------  ---------

Net Income Available to Common Stockholders           $  3,526   $  2,897
                                                      =========  =========
Basic and Diluted Earnings Per Common Share:
   Net Income Available to Common Stockholders        $   0.58   $   0.48
                                                      =========  =========

Weighted Average Shares of Common Stock Outstanding:
  Basic                                              6,082,887  6,082,887
  Diluted                                            6,111,906  6,092,666

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                          (All Amounts in Thousands)
                                 (Unaudited)

                                                 March 31,      December 31,
ASSETS                                             2005             2004
                                               ------------     ------------
Current Assets:
   Cash and Cash Equivalents                   $    32,265      $    10,513
   Marketable Securities                             6,216            6,138
   Accounts Receivable, Net of Allowance
    for Doubtful Accounts of $174 and $146
    in 2005 and 2004, Respectively:
      Traffic                                       18,925           20,953
      Agents'                                        5,022            3,509
      Claims and Other                               8,442            5,135
   Federal Income Taxes Receivable                     399              459
   Deferred Income Tax                                  27              187
   Net Investment in Direct Financing Lease          2,390            2,337
   Other Current Assets                              3,845            4,756
   Material and Supplies Inventory, at
    Lower of Cost or Market                          3,221            3,239
   Current Assets Held for Disposal                     55               89
                                               ------------     ------------
Total Current Assets                                80,807           57,315
                                               ------------     ------------
Investment in Unconsolidated Entities               13,169           11,115
                                               ------------     ------------
Net Investment in Direct Financing Lease            46,166           46,776
                                               ------------     ------------
Vessels, Property, and Other
 Equipment, at Cost:
   Vessels and Barges                              357,086          348,307
   Other Equipment                                   7,082            7,082
   Terminal Facilities                                 140              140
   Furniture and Equipment                           3,473            3,484
                                               ------------     ------------
                                                   367,781          359,013
Less -  Accumulated Depreciation                  (135,255)        (129,560)
                                               ------------     ------------
                                                   232,526          229,453
                                               ------------     ------------
Other Assets:
   Deferred Charges, Net of Accumulated
    Amortization of $14,259 and $16,374
    in 2005 and 2004, Respectively                  13,368           14,809
   Acquired Contract Costs, Net of Accumulated
    Amortization of $23,249 and $22,886
    in 2005 and 2004, Respectively                   7,276            7,640
   Restricted Cash                                   6,541            6,541
   Due from Related Parties                            135            2,535
   Other                                             8,786            8,864
                                               ------------     ------------
                                                    36,106           40,389
                                               ------------     ------------

                                               $   408,774      $   385,048
                                               ============     ============

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (All Amounts in Thousands Except Share Data)
                                 (Unaudited)

                                                 March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' INVESTMENT           2005             2004
                                               ------------     ------------
Current Liabilities:
   Current Maturities of Long-Term Debt        $     9,468      $     9,468
   Accounts Payable and Accrued Liabilities         35,479           30,197
                                               ------------     ------------
Total Current Liabilities                           44,947           39,665
                                               ------------     ------------
Billings in Excess of Income Earned
 and Expenses Incurred                               4,243            4,723
                                               ------------     ------------
Long-Term Debt, Less Current Maturities            142,265          168,622
                                               ------------     ------------
Other Long-Term Liabilities:
   Deferred Income Taxes                            15,778           15,222
   Other                                            20,953           21,362
                                               ------------     ------------
                                                    36,731           36,584
                                               ------------     ------------
Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock            37,554               -
                                               ------------     ------------

Stockholders' Investment:
   Common Stock                                      6,756            6,756
   Additional Paid-In Capital                       54,450           54,450
   Retained Earnings                                86,241           82,715
   Treasury Stock                                   (8,704)          (8,704)
   Accumulated Other Comprehensive Income              291              237
                                               ------------     ------------
                                                   139,034          135,454
                                               ------------     ------------

                                               $   408,774      $   385,048
                                               ============     ============

      The accompanying notes are an integral part of these statements.


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All Amounts in Thousands)
                                 (Unaudited)
                                                Three Months Ended March 31,
                                                   2005             2004
                                               ------------     ------------
Cash Flows from Operating Activities:
   Net Income                                  $     4,093      $     2,897
   Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation                                   5,710            4,759
      Amortization of Deferred Charges
       and Other Assets                              2,013            1,813
      Provision for Deferred Federal
       Income Taxes                                    230              887
      Equity in Net Income of Unconsolidated
       Entities                                     (2,179)          (1,212)
      (Gain) Loss on Sale of Other Assets              (31)               7
      Loss on Early Extinguishment of Debt             -                 31
      Loss on Sale of Investment                       -                623
   Changes in:
      Accounts Receivable                           (2,731)           8,153
      Inventories and Other Current Assets           1,437            1,116
      Deferred Drydocking Charges                   (1,533)            (483)
      Other Assets                                      62              182
      Accounts Payable and Accrued Liabilities       5,640           (2,667)
      Federal Income Taxes Payable                     (58)            (238)
      Billings in Excess of Income Earned
       and Expenses Incurred                          (480)          (3,509)
      Other Long-Term Liabilities                     (141)          (1,527)
                                               ------------     ------------
Net Cash Provided by Operating Activities           12,032           10,832
                                               ------------     ------------
Cash Flows from Investing Activities:
   Net Investment in Direct Financing Lease            557              526
   Additions to Vessels and Other Assets            (8,844)          (1,366)
   Proceeds from Sale of Other Assets                   88              -
   Purchase of and Proceeds from Short
    Term Investments                                   -               (378)
   Distributions from (Investment in)
    Unconsolidated Entities                            723              -
   Net Decrease in Restricted Cash Account             -                865
   Collection of Related Party Note Receivable       2,400              -
                                               ------------     ------------
Net Cash Used by Investing Activities               (5,076)            (353)
                                               ------------     ------------
Cash Flows from Financing Activities:
   Proceeds from Issuance of Preferred Stock        37,725              -
   Repayment of Debt                               (22,357)          (4,887)
   Additions to Deferred Financing Charges              (5)             (64)
   Preferred Stock Dividends Paid                     (567)             -
   Other Financing Activities                          -                 (1)
                                               ------------     ------------
Net Cash Provided (Used) by Financing Activities    14,796           (4,952)
                                               ------------     ------------
Net Increase in Cash and Cash Equivalents           21,752            5,527
Cash and Cash Equivalents at Beginning of Period    10,513            8,881
                                               ------------     ------------
Cash and Cash Equivalents at End of Period     $    32,265      $    14,408
                                               ============     ============

      The accompanying notes are an integral part of these statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2005
                                  (Unaudited)

Note 1.  Basis of Preparation
     We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by generally accepted accounting principles for complete financial
statements.   The condensed consolidated balance sheet as of December 31,
2004 has been derived from the audited financial statements at that date. We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2004. We have made certain reclassifications to prior period financial information in order to conform to current year presentations.
     The foregoing 2005 interim results are not necessarily indicative of the results of operations for the full year 2005. Interim statements are subject to possible adjustments in connection with the annual audit of our accounts for the full year 2005. Management believes that all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of the information shown have been made.
     Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest and to use the equity method to account for investments in entities in which we hold a 20% to 50% voting interest.
We use the cost method to account for investments in entities in which we hold less than 20% voting interest and in which we cannot exercise significant influence over operating and financial activities.
     We have eliminated all significant intercompany accounts and transactions.

Note 2.  Employee Benefit Plans
     The following table provides the components of net periodic benefit cost for the plans:

(All Amounts in Thousands)
                                                              Postretirement
                                          Pension Plan           Benefits
                                      ------------------    -----------------
                                      Three Months Ended    Three Months Ended
                                           March 31,            March 31,
Componenets of net periodic benefit cost: 2005    2004         2005   2004
                                      --------  --------    --------  -------
Service cost                             $ 169    $ 137       $  23   $  19
Interest cost                              315      308         134     147
Expected return on plan assets            (372)    (346)         -       -
Amortization of prior service cost          -         2          (6)     -
Amortization of net actuarial loss          41       23          25      25
                                      --------  --------    --------  -------
Net periodic benefit cost                $ 153    $ 124       $ 176   $ 191
                                      ========  ========    ========  =======


     We do not expect to make a contribution to our pension plan or to our postretirement benefits plan in 2005.
     In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 ("Act") was signed into law. In addition to including numerous other provisions that have potential effects on an employer's retiree health plan, the Medicare law included a special subsidy for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit. In May of 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements, and Modernization Act of 2003," that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. We are still evaluating whether our plan is actuarially equivalent, although the impact of any adjustments on our financial position and results of operations is not expected to be material.

Note 3.  Operating Segments
     Our four operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment ("COA"), and Rail-Ferry Service, are identified primarily by the characteristics of the contracts and terms under which our vessels and barges are operated. We report in the Other category results of several of our subsidiaries that provide ship charter brokerage and agency services, as well as our over-the-road car transportation truck company. We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
     We do not allocate administrative and general expenses, investment income, losses or gains on early extinguishment of debt, equity in net income of unconsolidated entities, or income taxes to our segments. Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.
     The following table presents information about segment profit and loss for the three months ended March 31, 2005 and 2004:

(All Amounts in Thousands)
                            Time
                   Liner   Charter   Contracts of Rail-Ferry
                  Services Contracts Affreightment Service  Other  Elim.  Total
-------------------------------------------------------------------------------
2005
Revenues from external
 customers      $25,642   $34,485    $4,101      $4,022   $ 1,538   - $ 69,788
Intersegment
 revenues             -         -         -           -     3,104 (3,104)    -
Vessel and barge
 depreciation       859     3,226       604         729       194   -    5,612
Gross voyage
 (loss) profit     (114)    8,481     1,210        (914)      165   -    8,828
Interest expense    173     1,543       341         442        44   -    2,543
Gain on sale of
 other assets         -         -         -           -        31   -       31
Segment (loss)
 profit            (287)     6,938      869      (1,356)      152   -    6,316

-------------------------------------------------------------------------------
2004
Revenues from external
 customers       $23,232   $29,079    $3,995      $4,056    $5,481   -  $65,843
Intersegment
 revenues              -         -         -           -     3,113 (3,113)    -
Vessel and barge
 depreciation        856     2,283       604         729       155   -    4,627
Gross voyage
 Profit (loss)       462     7,715     1,301        (864)    1,132   -    9,746
Interest expense     221     1,550       391         505        55   -    2,722
Loss on sale of
 other assets          -         -         -           -        (7)  -       (7)
Segment profit
  (loss)             241     6,165       910      (1,369)    1,070   -    7,017
-------------------------------------------------------------------------------


 	Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)                      Three Months Ended March 31,
                                                     2005          2004
Profit or Loss:                                    ----------   ----------
Total Profit for Reportable Segments                 $6,316       $7,017
Unallocated Amounts:
   Administrative and General Expenses               (4,389)      (3,851)
   Loss on Sale of Investment                           -           (623)
   Investment Income                                    285          168
   Loss on Early Extinguishment of Debt                 -            (31)
                                                   ----------   ----------
Income Before Provision for Income Taxes and
  Equity in Net Income of Unconsolidated Entities    $2,212       $2,680
                                                   ==========   ==========



Note 4.  Unconsolidated Entities
     In the fourth quarter of 2003, through our wholly-owned subsidiary, we acquired a 50% investment in Dry Bulk Cape Holding Inc. ("Dry Bulk"), which owns two cape-size bulk carrier vessels built in calendar years 2002 and 2003. We account for our investment in Dry Bulk under the equity method, and as such our share of the earnings or losses of Dry Bulk is reported as equity in net income of unconsolidated entities, net of taxes, in our consolidated statements of income. For the three months ended March 31, 2005 and 2004, our portion of earnings, net of taxes, was $1.2 million and $1.1 million, respectively. We expect the 2005 earnings of Dry Bulk to be distributed in the current year, which would allow those earnings to qualify under the temporary dividends received exclusion, which allows for a one-time federal tax exclusion of 85% of those earnings if certain criteria are met (see Note 7. Income Taxes for a further discussion on the dividends received exclusion).
     In April of 2004, we received a cash distribution of $1.6 million from Dry Bulk representing first quarter earnings for 2004, which was recorded as reductions of our investment in Dry Bulk.
     At March 31, 2005, our wholly-owned subsidiary was a guarantor of a portion of the outstanding debt of Dry Bulk. The guarantee is for the full remaining term of the debt, which was seven years as of December 31, 2004. Performance by our subsidiary under the guarantee would be required in the event of default by Dry Bulk on the debt. International Shipholding Corporation has delivered a promissory note in the amount of $31.8 million to the wholly-owned subsidiary, which the subsidiary may demand payment on if necessary to perform its obligations under the guarantee. The subsidiary has assigned the promissory note to the lenders to secure the subsidiary's obligations under the guarantee. The portion of the outstanding debt that the subsidiary guarantees was $29.6 million at March 31, 2005. The estimated fair value of the non-contingent portion of the guarantee is immaterial.

     The unaudited combined condensed results of operations of Dry Bulk are summarized below:

(All Amounts in Thousands)         Three Months Ended March 31,
                                        2005          2004
                                     ----------   ----------
Operating Revenue                      $4,582       $5,682
Operating Income                       $3,072       $4,100
Net Income                             $2,307       $3,324



Note 5.  Earnings Per Share
     Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Stock options covering 475,000 shares were included in the computation of diluted earnings per share in the first three months of 2005 and 2004.

Note 6. Comprehensive Income
     The following table summarizes components of comprehensive income for the three months ended March 31, 2005 and 2004:

                                       Three Months Ended March 31,
(Amounts in Thousands)                     2005            2004
                                         ---------       ---------
Net Income                               $ 4,093          $ 2,897
Other Comprehensive Income:
 Recognition of Unrealized Holding
  Loss on Marketable Securities, Net
  of Deferred Taxes of $216                  -                402
 Unrealized Holding Gain on
  Marketable Securities, Net of
  Deferred Taxes of $27 and $14,
  Respectively                                51               26
 Net Change in Fair Value of
  Derivatives, Net of Deferred
  Taxes of $5 and $189,
  Respectively                                 3              352
                                         ---------       ---------
Total Comprehensive Income               $ 4,147          $ 3,677
                                         =========       =========


Note 7. Income Taxes
     Under previous United States tax law, U.S. companies like us and their domestic subsidiaries generally were taxed on all income, including in our case income from shipping operations, whether derived in the United States or abroad. With respect to any foreign subsidiary in which we hold more than a 50 percent interest (referred to in the tax laws as a controlled foreign corporation, or "CFC"), we were treated as having received a current taxable distribution of our pro rata share of income derived from foreign shipping operations.
     The American Jobs Creation Act of 2004 ("Jobs Creation Act"), which became effective for us on January 1, 2005, changed the United States tax treatment of our U.S. flag vessels in foreign operations and foreign flag shipping operations.
     During December of 2004, we made an election under the Jobs Creation
Act to have our U.S. flag operations (other than two ineligible vessels used exclusively in United States coastwise commerce) taxed under a new "tonnage tax" regime rather than under the usual U.S. corporate income tax regime.
As a result of that election, going forward our gross income for United States income tax purposes with respect to our eligible U.S. flag vessels will not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of our qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.
     Under the tonnage tax regime, our taxable income with respect to the operations of our eligible U.S. flag vessels will be based on a "daily notional taxable income," which will be taxed at the highest corporate income tax rate. The daily notional taxable income from the operation of a qualifying vessel will be 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons. The taxable income of each qualifying vessel will be the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in United States foreign trade.
     Under the Jobs Creation Act, the taxable income from the shipping operations of CFCs will generally no longer be subject to current United States income tax until repatriated. As of December 31, 2004, these CFCs had an accumulated deficit of $12.4 million. A valuation allowance has been recorded for 100% of the related tax benefits. Until the CFCs earn income to fully recoup this accumulated deficit, no income tax provision or benefits is expected related to these CFCs. However, the Jobs Creation Act provides a lower effective tax rate on the taxable income from the shipping operations of our CFCs under the one-time dividends received exclusion.
Under this one-time exclusion, which only applies to the current year's income, 85% of the income will be exempt from U.S. taxes if those funds are received from a CFC in the form of a dividend by the U.S. parent company, if certain criteria are met. As a result of the Jobs Creation Act, our effective tax rate on first quarter earnings, including the results of unconsolidated entities, is 17.5% as compared to 36.3% in the comparable quarter of 2004. Our effective tax rate before equity in net income of unconsolidated entities is 13.5% in the first quarter of 2005 as compared to 37.1% in the comparable quarter of 2004.

Note 8.  Preferred Stock Offering
     On January 6, 2005, we announced the completion of our public offering of 800,000 shares of 6.0% convertible exchangeable preferred stock with a liquidation preference of $50 per share, or $40 million in total. The proceeds of the preferred stock offering, after deducting all associated costs, were $37.6 million. The preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum. The preferred stock is initially convertible into two million shares of our common stock, equivalent to an initial conversion price of $20.00 per share of our common stock and reflecting a 34% conversion premium to the $14.90 per share closing price of our common stock on the New York Stock Exchange on December 29, 2004. All shares of the preferred stock, which is a new series of our capital stock, were sold.

Note 9.  New Accounting Pronouncements
     In December of 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No.95, "Statement of Cash Flows." Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosures are no longer an alternative. Statement No. 123(R) was initially effective for periods beginning after June 15, 2005.
In April of 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of Statement No. 123(R) for calendar year companies until the beginning of 2006. We plan to adopt Statement No. 123(R) on January 1, 2006.

     Statement No. 123(R) permits public companies to adopt its requirements using either a modified prospective method or a modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the pro forma amounts previously disclosed in the footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption we will use.
     As permitted by Statement No. 123, we account for share-based payments to employees using APB Opinion No. 25 and no compensation expense has been recognized for employee options granted under the Stock Incentive Plan. Accordingly, the adoption of Statement No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact
on our overall financial position.   However, the impact of adoption of
Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E - Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in our December 31, 2004 Form 10-K.

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

Customs Service relating to foreign repair work; (7) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (8) our ability to remain in compliance with our debt covenants; (9) anticipated trends in government sponsored cargoes;
(10) our ability to maintain or increase our government subsidies; (11) the anticipated improvement in the results of our Rail-Ferry Service; (12) the estimated effect on our results of operations of the American Jobs Creation Act of 2004; and (13) assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate,"
"intend," "continue," "believe," "expect," "plan" or "anticipate" and other similar words.
     Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ from those projected or assumed in our forward-looking statements, and those variations could be material. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties. Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, (1) political events in the United States and abroad, including terrorism, and the U.S. military's response to those events; (2) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (3) charter hire rates and vessel utilization rates; (4) unanticipated trends in operating expenses such as fuel and labor costs; (5) trends in interest rates, and the availability and cost of capital to us; (6) the frequency and severity of claims against us, and unanticipated court results and changes in laws and regulations; (7) our success in renewing existing contracts and securing new ones, in each case on favorable economic terms; (8) unplanned maintenance and out-of-service days; (9) the ability of customers to fulfill their obligations to us; (10) the performance of our unconsolidated subsidiaries, and (11) our ability to effectively handle our substantial leverage by servicing, and meeting the covenant requirements in, each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others.
     A more complete description of certain of these important factors is contained in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.


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

Executive Summary
------------------

     Our net income for the first quarter of 2005 was $4.1 million compared to $2.9 million for the first quarter of 2004. Net income available to common shareholders was $3.5 million in 2005, after preferred stock dividends. On January 6, 2005, we announced the completion of our public offering of $40 million of 6% Convertible Exchangeable Preferred Stock.
The preferred stock, which has a liquidation preference of $50 per share, accrues cumulative quarterly cash dividends from the date of issuance at a rate of 6% per annum. The preferred stock is initially convertible into two million shares of our common stock, equivalent to an initial conversion price of $20.00 per share of our common stock and reflecting a 34% conversion premium to the $14.90 per share closing price of our common stock on the New York Stock Exchange on December 29, 2004.
     The results of the quarter were favorably impacted by the Jobs Creation Act, which taxes our U.S. flag operations (other than two ineligible vessels used exclusively in the U.S. coastwise commerce) under the new "tonnage tax" regime, and provides a lower effective tax rate on the taxable income from the shipping operations of our CFCs under the one-time dividends received exclusion. Under this one-time exclusion, which only applies to the current year's income, 85% of the income will be exempt from U.S. taxes if those funds are received in the form of a dividend by the U.S. parent company, if
certain criteria are met.   As a result of the Jobs Creation Act, our
effective tax rate on first quarter earnings, including the results of unconsolidated entities, is 17.5% as compared to 36.3% in the comparable quarter of 2004. Our effective tax rate before equity in net income of unconsolidated entities is 13.5% in the first quarter of 2005 as compared to 37.1% in the comparable quarter of 2004.
     Our Liner Services experienced lower results, primarily driven by higher fuel costs which were partially offset by fuel surcharges passed on to our customers.
     Our Time Charter segment, excluding the addition of two used Container vessels, continued to meet our expectations operating at approximately the same results as 2004. The two recently purchased used Container vessels contributed satisfactorily to the results of our Time Charter segment.
     Our Contract of Affreightment segment also operated at levels approximating 2004 results experiencing no operational problems during the quarter.
     The return from our companies owning and operating Cement Carriers improved, stemming from our share of a gain on the sale of one of the vessels, which before taxes was approximately $1.2 million.
     In the first quarter of 2004, we experienced a loss of $623,000 on the sale of marketable securities resulting from our decision last year to redirect the management of our captive insurance company's investment portfolio.

                           RESULTS OF OPERATIONS
                          -----------------------
                      THREE MONTHS ENDED MARCH 31, 2005
               COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

Gross Voyage Profit
--------------------

     Gross voyage profit decreased 9.4% from $9.7 million in the first quarter of 2004 to $8.8 million in the first quarter of 2005. The changes associated with each of our segments are discussed below.

     Liner Services:   Gross voyage profit for this segment decreased from
a profit of $462,000 in the first quarter of 2004 to a loss of $114,000 in the first quarter of 2005. Although cargo volumes remain strong, the results were negatively impacted by higher operating expenses, primarily attributable to an increase in fuel costs. Higher fuel costs, which were partially offset by fuel surcharges passed on to our customers, contributed approximately $250,000 to our higher operating expenses. This segment was also impacted in the first quarter of 2005 from weather delays.
     Time Charter Contracts:   The increase in this segment's gross voyage
profit from $7.7 million in the first quarter of 2004 to $8.5 million in the first quarter of 2005 was primarily a result of the addition of two Container ships we acquired in December of 2004.
     Contracts of Affreightment:   Gross voyage profit for this segment
decreased slightly from $1.3 million in the first quarter of 2004 to $1.2 million in the first quarter of 2005. This segment operated at levels approximating 2004 results experiencing no operational problems during the quarter.
     Rail-Ferry Service:   Gross voyage loss for this segment increased
slightly from a loss of $864,000 in the first quarter of 2004 to a loss of $914,000 in the first quarter of 2005. Our customer base continues to grow while we experienced some out of service days due to operational delays.
(See further discussion on this service in the Liquidity and Capital Resources' section.)
     Other:   Gross voyage profit for this segment decreased from $1.1
million in the first quarter of 2004 to $165,000 in the first quarter of 2005. The decrease resulted primarily from our over-the-road car transportation truck company experiencing higher operating costs. During the second quarter of 2004, we acquired ten additional haul-away car carrying trucks in anticipation of higher car hauling volumes. These have not materialized due in part to significantly lower volumes from our contract with one of our customers due to their loss of market share and under utilization of our trucks due to a lack of drivers, which is an industry-wide problem. At this time, we are evaluating all of our options with this service. Also contributing to the decrease in gross voyage profit for this segment is the termination of the charters of two Container ships in 2004, whose contracts expired and were not renewed by us. The Maritime Security Program ("MSP") contracts for these two Container ships were allocated to the two Container ships we purchased in 2004, which are reported under the Time Charter segment. Additionally, during the first quarter of 2004, our insurance subsidiary experienced improved results due to reductions of prior period policy reserves.


Other Income and Expense
-------------------------

     Administrative and general expenses increased 14% from $3.9 million in the first quarter of 2004 to $4.4 million in the first quarter of 2005. The increase in the current period is primarily a result of normal wage and benefit increases and higher nonrecurring legal fees.
     Interest expense decreased 6.6% from $2.7 million in the first quarter of 2004 to $2.5 million in the first quarter of 2005. The decrease resulted primarily from early debt repayments in 2004 and regularly scheduled payments on outstanding debt, offset by higher interest rates in 2005.

     Investment income of $285,000 earned during the first quarter of 2005 was higher than the $168,000 in the first quarter of 2004 primarily as a result of higher interest rates and an increase in the balance of funds invested in the current period.

Income Taxes
--------------

     In December of 2004, we made an election under the Jobs Creation Act to have our U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005. As a result of that election, and benefits provided to our foreign operations under the Act, our effective tax rate on earnings before equity in net income of unconsolidated entities is 13.5% in the first quarter of 2005 as compared to 37.1% in the comparable quarter of 2004. We had a tax provision of $298,000 and $995,000 for the first quarter of 2005 and 2004, respectively.

Equity in Net Income of Unconsolidated Entities
------------------------------------------------

     Equity in net income of unconsolidated entities, net of taxes, increased from $1.2 million in the first quarter of 2004 to $2.2 million in the first quarter of 2005. Our 50% investment in a company owning two Cape-Size Bulk Carriers contributed $1.2 million, net of $69,000 in taxes, in the first quarter of 2005 compared to $1.1 million, net of $592,000 in taxes, in the first quarter of 2004. Currently, in the first quarter of 2005, we have met the criteria qualifiying for temporary dividend exclusion; therefore the effective tax rate on these earnings in 2005 is 5.25% instead of the past year's effective tax rate of 35%.
     Our minority interest in a Cement Carrier company contributed $930,000, net of $501,000 in taxes, in the first quarter of 2005 which included a pre-tax gain of $1.2 million from our share of the sale of a Cement Carrier compared to $112,000, net of $61,000 in taxes, in the first quarter of 2004.

                        LIQUIDITY AND CAPITAL RESOURCES
                       ---------------------------------

     The following discussion should be read with the more detailed Consolidated Condensed Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.
     Our working capital increased from $17.7 million at December 31, 2004, to $35.9 million at March 31, 2005, primarily due to the proceeds from our preferred stock offering, which we are currently using a portion to fund the addition of the second decks to each of the two vessels operating in our Rail-Ferry Service. Of the $44.9 million in current liabilities at March 31, 2005, $9.5 million related to the current maturities of long-term debt. Cash and cash equivalents increased during the first quarter of 2005 by $21.8 million from $10.5 million at December 31, 2004, to $32.3 million at March 31, 2005. The increase was due to cash provided by operating activities of $12 million and financing activities of $14.8 million, partially offset by cash used for investing activities of $5.1 million.

     Operating activities generated a positive cash flow after adjusting net income of $4.1 million for non-cash provisions such as depreciation and amortization. Cash provided by operating activities also included an increase in accounts payable and accrued liabilities of $5.6 million primarily due to accrued interest on our outstanding debt and the timing of payments for our vessels' operating costs, slightly offset by an increase in accounts receivable of $2.7 million primarily due to the timing of collections of receivables from the Military Sealift Command and U.S. Department of Transportation. Also included was cash used of $1.5 million primarily to cover payments for vessel drydocking costs in 2005.
     Cash used for investing activities of $5.1 million was primarily for upgrade work on our Rail-Ferry Service assets, offset slightly by the collection of related party note receivables from an unconsolidated entity.
     Cash provided by financing activities of $14.8 million included $37.7 million in net proceeds received from our issuance in January of preferred stock, partially offset by $2.4 million used for regularly scheduled payments of debt, and $20 million used to repay draws on our line of credit made in 2004.
     As of March 31, 2005, $49.8 million was available on our $50 million revolving credit facility, which expires in December of 2009.
     Preferred Stock Offering - On January 6, 2005, we announced the completion of our public offering of 800,000 shares of 6.0% convertible exchangeable preferred stock with a liquidation preference of $50 per share, or $40 million in total. The preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum. The preferred stock is initially convertible into two million shares of our common stock, equivalent to an initial conversion price of $20.00 per share of our common stock and reflecting a 34% conversion premium to the $14.90 per share closing price of our common stock on the New York Stock Exchange on December 29, 2004. All shares of the preferred stock, which is a new series of our capital stock, were sold.
     Debt and Lease Obligations - We have several vessels under operating leases, including three Pure Car/Truck Carriers, one LASH vessel, one Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel. We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases. Our obligations associated with these leases are summarized in the table below.
     The following is a summary of the scheduled maturities by period of our outstanding debt and lease obligations as of March 31, 2005:

                           Apr. 1-
Debt and lease             Dec. 31,
 obligations (000's)       2005     2006     2007     2008     2009 Thereafter
------------------------------------------------------------------------------
Long-term debt
 (including current
  maturities)             $ 7,101   $9,468  $80,001   $7,468  $ 7,468  $44,325
Operating leases           14,172   19,088   18,962   16,907   15,936   75,622
                          ----------------------------------------------------
  Total by period         $21,273  $28,556  $98,963  $24,375  $23,404 $119,947
                          ====================================================


     Debt Covenant Compliance Status - We are in compliance with all our restrictive covenants as of March 31, 2005 and believe we will continue to meet these requirements throughout 2005, although we can give no assurance to that effect.

     If our cash flow and capital resources are not sufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.
     Rail-Ferry Service Results - Our service provides a unique combination of rail and water ferry service between the U.S. Gulf and Mexico.  As with any innovative venture, we expected and have experienced an adjustment period for the market to embrace our alternative service. Due to low operating profit margins, high cargo volumes are necessary to achieve meaningful levels of cash flow and profitability. The capacity of the vessels operating in our Rail-Ferry Service has limited the revenues and, in turn, the cash flow and gross profits that can be generated by our Rail-Ferry Service segment.
     We intend to add a second deck to each of the two vessels operating in our Rail-Ferry Service in order to essentially double their capacity, as well as make improvements to the terminals in Louisiana and Mexico and invest in a transloading and storage facility. We anticipate our cost of these upgrades after contributions from the state of Louisiana to be approximately $29 million, with $9.1 million paid as of March 31, 2005. We believe that these additions will significantly reduce our cost per unit of cargo carried and significantly increase our cash flow, but only if we are able to book substantially all of the additional capacity, and we can give no assurance at this time that we will be successful in doing so. We are confident that the market will sustain these vessels for the foreseeable future; however, in the unlikely event that there is a shift in condition the vessels could be reassigned to other business subject to retrofitting. We expect the decks to be installed onto the vessels by the end of the year with a minimal impact on the results of the service.
     Over-The-Road Car Transportation Truck Company - Our service provides
automobile transportation using our haul-away car carrying trucks.   During
the second quarter of 2004, we acquired ten additional trucks in anticipation of higher car hauling volumes. These have not materialized due in part to significantly lower volumes from our contract with one of our customers due to their loss of market share and under utilization of our trucks due to a lack of drivers, which is an industry-wide problem. At this time, we are evaluating all of our options with this service. At March 31, 2005, we owned 30 haul-away car carrying trucks.
     Maritime Security Program Contracts - In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships industry-wide eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all to be effective on October 1, 2005. Annual payments for each vessel in the new MSP program will be $2.6 million in years 2006 to 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015. On October 15, 2004, we filed applications to extend our seven MSP contracts for another 10 years, all of which were effectively grandfathered in the MSP reauthorization. On January 12, 2005, we were awarded one additional MSP contract, effective October 1, 2005, for a total of eight MSP contracts.  We are continuing negotiations to conclude employment arrangements for the vessel that will operate under the eighth MSP contract.
     Dividend Payments - Our recently issued convertible preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum, which are payable quarterly, commencing March 31, 2005.  The payment of preferred stock dividends is at the discretion of our board of directors. The certificate of designations that governs our convertible exchangeable preferred stock, and the indenture that will govern any notes that may be exchanged for that stock, each provide that we will not, prior to December 31, 2007, declare or pay any dividends on our common stock. This prohibition does not apply to payment of dividends on the preferred stock. On and after December 31, 2007, we will no longer be prohibited from paying dividends on our common stock, and the payment of dividends on our common stock will again be made at the discretion of our board of directors, subject to funds being legally available for the payment of dividends, the other restrictions in the certificate of designations and any restrictions in our then-existing debt agreements.
     Environmental Issues - We have not been notified that we are a potentially responsible party in connection with any environmental matters, and we have determined that we have no known risks for which assertion of a claim is probable that are not covered by third party insurance, provided for in our self-retention insurance reserves or otherwise indemnified. Our environmental risks primarily relate to oil pollution from the operation of our vessels. We have pollution liability insurance coverage with a limit of $1 billion per each occurrence, with a deductible amount of $25,000 for each incident.
     New Accounting Pronouncements - In December of 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosures are no longer an alternative. Statement No. 123(R) was initially effective for periods beginning after June 15, 2005. In April of 2005, the U.S.
Securities and Exchange Commission announced a deferral of the effective date of Statement No. 123(R) for calendar year companies until the beginning of 2006. We plan to adopt Statement No. 123(R) on January 1, 2006.
     Statement No. 123(R) permits public companies to adopt its requirements using either a modified prospective method or a modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the pro forma amounts previously disclosed in the footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have not yet determined the method of adoption we will use.
     As permitted by Statement No. 123, we account for share-based payments to employees using APB Opinion No. 25 and no compensation expense has been recognized for employee options granted under the Stock Incentive Plan. Accordingly, the adoption of Statement No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact
on our overall financial position.   However, the impact of adoption of
Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E - Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in our December 31, 2004 Form 10-K.

                                ITEM 3.

       QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK
     In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk. We utilize derivative financial instruments including interest rate swap agreements, commodity swap agreements, and forward exchange contracts to manage certain of these exposures. We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation. We neither hold nor issue financial instruments for trading purposes.
     Interest Rate Risk. The fair value of our cash and short-term investment portfolio at March 31, 2005, approximated carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.
     The fair value of long-term debt at March 31, 2005, including current maturities, was estimated to be $157.3 million compared to a carrying value of $155.7 million. The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at March 31, 2005, would be approximately $1.3 million or 1% of the carrying value.
     Commodity Price Risk. As of March 31, 2005, we have no commodity swap agreements to manage our exposure to price risk related to the purchase of the estimated 2005 fuel requirements for our Liner Service or Rail-
Ferry Service segments. If we had such an arrangement, it would be structured to reduce our exposure to increases in fuel prices, however, it would also limit the benefit we might otherwise receive from any price decreases associated with this commodity. A 20% increase in the price of fuel for the period April 1, 2004 through March 31, 2005 would have resulted in an increase of approximately $2.7 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.44 in our earnings per share based on the shares of our common stock outstanding as of March 31, 2005, assuming that none of the price increase could have been passed on to our customers through fuel cost surcharges during the same period.
     Foreign Exchange Rate Risk. There were no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended
December 31, 2004.

                                  ITEM 4.

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

                           PART II - OTHER INFORMATION

                                   ITEM 4.

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Shareholders was held April 27, 2005. The matters voted upon and the results of the voting were as follows:


(1)   Election of Board of Directors:

      Nominee                  Shares Voted For         Withheld Authority
     ---------------------    --------------------     ---------------------

      Niels W. Johnsen            5,216,893                   675,625
      Erik F. Johnsen             5,696,936                   195,582
      Niels M. Johnsen            5,697,601                   194,917
      Erik L. Johnsen             5,697,601                   194,917
      Harold S. Grehan, Jr.       5,158,503                   734,015
      Raymond V. O'Brien, Jr.     5,881,203                    11,315
      Edwin Lupberger             5,881,585                    10,933
      Edward K. Trowbridge        5,881,175                    11,343
      H. Merritt Lane III         5,888,048                     4,470


(2) Ratification of Ernst & Young LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2005:

      Shares Voted For            5,887,843
      Shares Voted Against            3,746
      Abstentions	                      929

                                        ITEM 6.

                                       EXHIBITS

(a)     EXHIBIT INDEX
                        Exhibit Number             Description
                        -------------- -------------------------------------
Part II Exhibits:            3.1        Restated Certificate of Incorporation
                                        of the Registrant (filed with the
                                        Securities and Exchange Commission
                                        as Exhibit 3.1 to the Registrant's
                                        Form 10-Q for the quarterly period
                                        ended September 30, 2004, and
                                        incorporated herein by reference)

                             3.2        By-Laws  of the Registrant (filed
                                        with the Securities and Exchange
                                        Commission as Exhibit 3.2 to the
                                        Registrant's Form 10-Q for the
                                        quarterly period ended September
                                        30, 2004, and incorporated herein
                                        by reference)

                             10.1       Summary of Executive Officer's
                                        Salaries

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

            May 12, 2005
Date ___________________________