Form 10-Q/A
period 2005-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2005-05-20
CIK 278041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                               (Amendment No. 1)
(Mark One)

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

                                 (504) 529-5461
-----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                  Not Applicable
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.	YES ____x____  NO ________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES _________ NO____x_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock  $1 Par Value      6,082,887 shares        (March 31, 2005)
-------------------------------     ----------------        ----------------

                                  EXPLANATORY NOTE
                                  ----------------

    This Amendment No. 1 to International Shipholding Corporation's Form 10-Q for the quarter ended March 31, 2005 is filed solely to correct a typographical error in the amount set forth for the line item "Long-Term Debt, Less Current Maturities" as of March 31, 2005 in the Corporation's consolidated condensed balance sheets contained in Item 1 of Part I of the Corporation's original filing on May 12, 2005. The correct amount for this line item is $146,265, whereas the amount set forth in the original filing was $142,265. This mistake occurred in the course of formatting the Form 10-Q for filing via the Commission's EDGAR system.

     This Amendment No. 1 does not change any other information set forth in the original filing of the Corporation's Form 10-Q for the quarter ended March 31, 2005. However, in accordance with Rule 12b-15 promulgated under the Exchange Act,this Amendment No. 1 sets forth the complete text of Item 1 of Part I of the Corporation's Form 10-Q for the quarter ended March 31, 2005, as amended, and includes new Rule 13a-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2 and new Rule 13a-14(b)/15d-14(b) certifications as Exhibits 32.1 and 32.2.



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


                     INTERNATIONAL SHIPHOLDING CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                  (All Amounts in Thousands Except Share Data)
                                 (Unaudited)

                                                 March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' INVESTMENT           2005             2004
                                               ------------     ------------
Current Liabilities:
   Current Maturities of Long-Term Debt        $     9,468      $     9,468
   Accounts Payable and Accrued Liabilities         35,479           30,197
                                               ------------     ------------
Total Current Liabilities                           44,947           39,665
                                               ------------     ------------
Billings in Excess of Income Earned
 and Expenses Incurred                               4,243            4,723
                                               ------------     ------------
Long-Term Debt, Less Current Maturities            146,265          168,622
                                               ------------     ------------
Other Long-Term Liabilities:
   Deferred Income Taxes                            15,778           15,222
   Other                                            20,953           21,362
                                               ------------     ------------
                                                    36,731           36,584
                                               ------------     ------------
Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock            37,554               -
                                               ------------     ------------

Stockholders' Investment:
   Common Stock                                      6,756            6,756
   Additional Paid-In Capital                       54,450           54,450
   Retained Earnings                                86,241           82,715
   Treasury Stock                                   (8,704)          (8,704)
   Accumulated Other Comprehensive Income              291              237
                                               ------------     ------------
                                                   139,034          135,454
                                               ------------     ------------

                                               $   408,774      $   385,048
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

                               PART II - OTHER INFORMATION


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

                             10.1       Summary of Executive Officer's
                                        Salaries *

                             31.1       Certification of Chief Executive
                                        Officer Pursuant to Section 302
                                        of the Sarbanes-Oxley Act of 2002 **

                             31.2       Certification of Chief Financial
                                        Officer Pursuant to Section 302 of
                                        the Sarbanes-Oxley Act of 2002 **

                             32.1       Certification of Chief Executive
                                        Officer Pursuant to 18 U.S.C.
                                        Section 1350 as Adopted Pursuant to
                                        Section 906 of the Sarbanes-Oxley
                                        Act of 2002 **

                             32.2       Certification of Chief Financial
                                        Officer Pursuant to 18 U.S.C.
                                        Section 1350 as Adopted Pursuant to
                                        Section 906 of the Sarbanes-Oxley
                                        Act of 2002 **
__________

* Previously filed as part of the Registrant's Form 10-Q for the quarter ended March 31, 2005, filed with the Commission on May 12, 2005.

**     Submitted electronically herewith.

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

            May 20, 2005
Date ___________________________