Form 10-K/A
period 2004-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2005-06-30
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_______________

Form 10-K/A

(Amendment No. 1)

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

New York Stock Exchange

     7¾% Senior Notes Due 2007

New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ÖNo

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Ö

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes     NoÖ

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Date

   Amount

       June 30, 2004

$62,146,604

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $1 par value. . . . . . . . 6,082,887 shares outstanding as of February 25, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 14, 2005, have been incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

International Shipholding Corporation (“the Company”) owns a 50% equity interest in Dry Bulk Cape Holding, Inc., a Panamanian company (“Dry Bulk”).  Dry Bulk is a holding company engaged in an international bulk carrier pool through its two wholly-owned subsidiaries.  In 2004, the Company’s ownership interest in Dry Bulk met the significant subsidiary test at the 20% level.  As a result, the Company is required by Rule 3-09 of Regulation S-X to provide audited consolidated financial statements for Dry Bulk for the year ended December 31, 2004 by June 30, 2005.  Item 15 is the only portion of the Company’s 2004 Form 10-K being supplemented or amended by this Form 10-K/A.

This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Form 10-K for the year ended December 31, 2004.  However, in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, this Amendment No. 1 includes new Rule 13a-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2 and new Rule 13a-14(b)/15d-14(b) certifications as Exhibits 32.1 and 32.2.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.

Financial Statements

The following financial statements and related notes were filed as a part of the Company’s Form 10-K filed on March 9, 2005:

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

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

     2.

Financial Statement Schedules

(i)

The following financial statement schedules were filed as a part of the Company’s Form 10-K filed on March 9, 2005:

Report of Independent Registered Public Accounting Firm

Schedule II -- Valuation and Qualifying Accounts and Reserves

(ii)

The following financial statement schedules are included on pages A-1 through A-17 of this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2004

Consolidated Statement of Income for the year ended December 31, 2004

Consolidated Statement of Shareholders’ Equity for the year ended December 31, 2004

Consolidated Statement of Cash Flows for the year ended December 31, 2004

Notes to the Consolidated Financial Statements

3.

Exhibits

(3.1)

Restated Certificate of Incorporation of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

2

  -  -

(3.2)

By-Laws of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

(3.3)

Certificate of Designations of the 6.0% Convertible Exchangeable Preferred Stock of the Registrant filed with the Delaware Secretary of State on January 5, 2005 (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated January 6, 2005 and filed with the Securities and Exchange Commission on January 7, 2005 and incorporated herein by reference)

(4.1)

Specimen of Common Stock Certificate (filed as an exhibit to the Registrant's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980 and incorporated herein by reference)

(4.2)

Indenture between the Registrant and The Bank of New York, as Trustee, with respect to the 7¾% Senior Notes due October 15, 2007 (filed with the Securities and Exchange Commission as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

(4.3)

Form of 7¾% Senior Note due October 15, 2007 (included in Exhibit 4.2 hereto and incorporated herein by reference)

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

(4.6)

Specimen of 6.0% Convertible Exchangeable Preferred Stock Certificate (filed with the Securities and Exchange Commission as Exhibit 4.6 to Pre-Effective Amendment No. 3, dated December 23, 2004 and filed with the Securities and Exchange Commission on December 23, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(4.7)

Certificate of Designations of the 6.0% Convertible Exchangeable Preferred Stock of the Registrant filed with the Delaware Secretary of State on January 5, 2005 (filed as Exhibit 3.3 hereto and incorporated herein by reference)

(10.1)

Credit Agreement, dated as of November 14, 2002, by and among LCI Shipholdings, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, Den Norske Bank ASA, as Arranger, Agent and Security Trustee, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.2)

Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, HSBC Bank PLC, as Facility Agent, Den Norske Bank ASA, as Documentation Agent, Deutsche Schiffsbank AG, as Security Trustee, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.3)

Credit Agreement, dated as of December 6, 2004, by and among LCI Shipholdings, Inc., Central Gulf Lines, Inc. and Waterman Steamship Corporation, as Borrowers, the banks and financial institutions listed therein, as Lenders, Whitney National Bank, as Administrative Agent, Security Trustee and Arranger, and the Registrant, Enterprise Ship Company, Inc., Sulphur Carriers, Inc., Gulf South Shipping PTE Ltd. and CG Railway, Inc., as Guarantors (filed with the Securities and Exchange Commission as Exhibit 10.3 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.4)

Consulting Agreement, dated January 1, 2005, between the Registrant and Niels W. Johnsen *

(10.5)

International Shipholding Corporation Stock Incentive Plan *

(10.6)

Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options under the International Shipholding Corporation Stock Incentive Plan *

(10.7)

Description of Non-Management Director Compensation *

(10.8)

Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen *

3

  -  -

(21.1)

Subsidiaries of International Shipholding Corporation *

(31.1)

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 **

(31.2)

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 **

(32.1)

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(32.2)

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

____________

*

Previously filed as part of the Registrant’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 9, 2005.

**

Submitted electronically herewith.

4

  -  -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION

(Registrant)

June 30, 2005

By

                      /s/ Gary L. Ferguson

                                    __________________________________

             Gary L. Ferguson

      Vice President and Chief Financial Officer

5

  -  -

DRY BULK CAPE HOLDING INC.

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM AND

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2004

DRY BULK CAPE HOLDING INC.

DECEMBER 31, 2004

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm

1

Consolidated Balance Sheet

2

Consolidated Statement of Income

3

Consolidated Statement of Shareholders' Equity

4

Consolidated Statement of Cash Flows

5

Notes to the Consolidated Financial Statements

6 to 17

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Dry Bulk Cape Holding Inc.:

We have audited the accompanying consolidated balance sheet of Dry Bulk Cape Holding Inc. and subsidiaries (the “Group”) as of December 31, 2004 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Group’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Group's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/

Ernst & Young AS

Bergen, Norway

June 24, 2005

DRY BULK CAPE HOLDING INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

(Expressed in United States Dollars)

ASSETS
Due from related parties	$ 950,502
Accounts receivable	95,077
Inventories	204,203
Other current assets	155,989
Total current assets	1,405,771

Vessels, net of accumulated depreciation	70,192,453
Other assets	411,292

Total Assets	$ 72,009,516

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Current portion of long term debt	$ 4,312,500
Trade accounts payable	719,286
Deferred gain - derivative contracts	421,132
Advances from shareholders	300,000
Other current liabilities	62,855
Total current liabilities	5,815,773

Deferred gain – derivative contracts, less current portion	243,849
Long term debt, less current portion	54,925,000
Total Liabilities	60,984,622

Shareholders’ Equity
Common shares – Series A (no par value, 300 shares
authorized; 250 shares issued and outstanding)	-
Common shares – Series B (no par value, 300 shares
authorized; 250 shares issued and outstanding)	-
Additional paid-in capital	6,661,737
Retained earnings	3,848,157
Accumulated other comprehensive loss:
Fair value adjustment - derivative contracts	515,000
Total Shareholders' Equity	11,024,894

Total Liabilities and Shareholders' Equity	$ 72,009,516

See the accompanying Notes to the Consolidated Financial Statements

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2004

(Expressed in United States Dollars)

Revenues	$ 18,787,758

Operating expenses:
Voyage expenses	2,116,135
Vessel depreciation	2,583,923
4,700,058

Gross profit from shipping operations	14,087,700

Management fees	447,920
General and administration expenses	101,297
549,217

Operating income	13,538,483

Interest and other:
Interest expense, net	(2,081,072)
Interest income	19,504
Other non-operating expenses	(24,869)
(2,086,437)

Net income	$ 11,452,046

See the accompanying Notes to the Consolidated Financial Statements

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2004

(Expressed in United States Dollars)

	Common Shares (a)	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income

Balance – January 1, 2004	$ -	6,661,737	596,111	476,000	7,733,848
Net income	-	-	11,452,046		11,452,046	11,452,046
Fair value adjustment – derivative contracts	-	-	-	39,000	39,000	39,000
Comprehensive income						11,491,046
Dividends to Shareholders	-	-	(8,200,000)	-	(8,200,000)

Balance – December 31, 2004	$ -	6,661,737	3,848,157	515,000	11,024,894

(a)

500 shares (no par value) outstanding during the entire year.

See the accompanying Notes to the Consolidated Financial Statements

DRY BULK CAPE HOLDING INC.

 CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(Expressed in United States Dollars)

Cash flows from operating activities
Net income	$ 11,452,046
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation of vessels	2,583,923
Amortisation of borrowing costs	70,830
Amortisation of deferred gain on hedge contracts	(1,161,197)
Changes in operating assets and liabilities:
Related party reimbursements	(13,064,899)
Accounts receivable	(185,112)
Inventories	(96,074)
Other current assets	(15,061)
Trade accounts payable	494,036
Other current liabilities	(78,492)
Net cash provided by operating activities	-

Net increase in cash and cash equivalents	-

Cash and cash equivalents beginning of the year	-

Cash and cash equivalents end of the year	$ -

Supplemental disclosures:

The Group does not maintain cash accounts in its own name. During the year ended December 31, 2004, Shipping Pool distributions were received by the DryLog Group, and then operating, financing and investing needs were paid by the DryLog Group on the Group’s behalf. Amounts were then settled with the through related party reimbursements. Significant financing activity settlements included:

Principal payments of long-term debt	$ (4,312,500)
Payment to terminate swap contract	$ (665,000)
Dividends to Shareholders	$ (8,200,000)
Interest paid	$ (2,785,657)

See the accompanying Notes to the Consolidated Financial Statements

DRY BULK CAPE HOLDING INC.

Notes to the Consolidated Financial Statements

December 31, 2004

(Expressed in United States Dollars)

1.

The Group

Dry Bulk Cape Holding Inc. (the “Company”) was founded on September 16, 2003 and is incorporated in the Republic of Panama.  The registered shareholders of the Company are DryLog Bulkcarriers Ltd. and Cape Shipholding Inc. (collectively, the “Shareholders”) each owning 50% of the Company’s outstanding common shares.

In January 2005, the Group granted each Shareholder the option of to purchase fifty additional common shares. In connection with this option, the authorized capital of the Company was increased to 600 common shares. Concurrently, the shares were divided into 300 shares each of Class A and Class B common shares. All shares confer the same rights and are subject to the same obligations and restrictions.   This subsequent division of shares has been reflected in the accompanying consolidated financial statements for the period presented.

The Company has two subsidiaries; Dry Bulk Africa Ltd. (“Bulk Africa”) and Dry Bulk Australia Ltd (“Bulk Australia”).  Collectively the Company and these entities are referred to as the “Group” herein.  The subsidiaries were initially incorporated in Liberia, but are now incorporated in the British Virgin Islands (“BVI”).   Each of the subsidiaries owns a bulk carrier capesize vessel; the “M.V. Africa” and the “M.V. Australia”, respectively.

The Group is engaged in international bulk carrier shipping operations.   Both vessels participate in the Coeclerici Transport Cape Size Ltd. Shipping Pool (the “Shipping Pool”).   Contractual participation through time charter in the Shipping Pool is through November 24, 2006, subject to mutual renewal.  Approximately thirty other vessels also participate in the Shipping Pool, some these vessels being owned by related parties.  Since September 2004, the Shipping Pool has been ultimately owned and managed by one of the Group’s shareholders (the “DryLog Group”).

2.

Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Group also prepares its consolidated financial statements according to International Financial Reporting Standards (“IFRS”).   The primary differences between US GAAP and IFRS as it relates to the Group’s published reporting for the year ended December 31, 2004 relates to its accounting for derivative financial instruments.

Consolidation

The consolidated financial statements include the financial statements of the Company and its controlled subsidiaries (Bulk Africa and Bulk Australia).   Inter-company balances and transactions have been eliminated in full upon consolidation.

Foreign Currencies

The functional currency of the Group is the United States dollar (“USD”) because the majority of its revenues, costs, vessels purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in USD.  Transactions denominated in foreign currencies are translated into USD using the rate ruling at the date of the transaction.  Monetary assets and liabilities denominated into foreign currencies are translated into USD, at year end rates.  All resulting exchange differences are dealt with in the consolidated statement of income.

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

DRY BULK CAPE HOLDING INC.

Notes to the Consolidated Financial Statements

December 31, 2004

(Expressed in United States Dollars)

Revenue Recognition

The Group’s revenue under its Shipping Pool time charter arrangements are based on an allocation of the Shipping Pool’s annual distributed income.  Shipping Pool annual distributable income is initially attributed to each member vessel on the basis of a key figure, expressing the relative theoretical earnings capacity of the member vessel, based on the cargo carrying capacity, capability and efficiency of operation in and between respective trades in which the member vessels are employed, and on any deficiency attributable to any member vessel including the consequence of such member vessel’s age, flag or crewing.  The Shipping Pool’s annual distributable income is then allocated giving weighting to each vessel and the number of days the vessel was available for charter excluding off-hire periods.  The off-hire periods for each vessel consist of dry-docking, laid-up periods, extended periods of break-down and other mutually agreed periods.

The Shipping Pool’s annual distributed income is computed based on the Shipping Pool Manager’s interpretation of the terms of the underlying Shipping Pool Agreement, and as ultimately agreed on an annual basis by the Shipping Pool’s Committee.   The Shipping Pool periodically enters into freight forward and bunker hedging contracts in an attempt to hedge the availability of the pool fleet and stabilize the amount of the Shipping Pool’s income to be allocated to Shipping Pool participants.   These derivative contracts are accounted for by the Shipping Pool on a cash basis when determining the amount of income that it will distribute annually.  Each Shipping Pool participant’s proportionate share of Shipping Pool derivative contract settlements (contingent rental income) is treated as a component of the annual distributed income when ultimately realized.

Cash and Cash Equivalents

The Group does not maintain cash accounts in its own name.   Rather, Shipping Pool distributions are received by the DryLog Group on the Group’s behalf.  Then, the operating, financing and investing activities of the Group are paid by the DryLog Group on the Group’s behalf.   These amounts are then settled with the Group through related party reimbursement (due to / from) accounts.   The Group has a receivable from DryLog Bulkcarriers Ltd. of $170,231 as of December 31, 2004.   Interest income during the year ended December 31, 2004 related to these settlements was $19,504.

Voyage and Dry-Docking Costs

Voyage expenses are direct costs incurred to operate the Group’s two vessels.  These costs are recognized as incurred.

The Group defers certain costs related to the dry-docking of vessels.  Deferred dry-docking costs are capitalized as incurred and amortized on a straight-line basis over the period between dry-dockings (generally 5 years).

Financial Instruments

Financial instruments carried on the balance sheet include accounts and other receivables, trade and other payables as well as long term debt.    The Group is also party to financial instruments that reduce exposure to fluctuations in interest rates.  These interest rate swap arrangements are initially recorded at cost and are remeasured to fair value at subsequent reporting dates.  The fair value of all financial instruments approximates their carrying values.

Changes in the fair value of derivative financial instruments that are designated as effective cash flow hedges are recognized directly as a component of shareholders’ equity.  Amounts presented as a component of shareholders’ equity are recognized in the income statement in the same period in which the hedged firm commitment or forecasted transaction affects net income (loss).    Changes in the fair value of derivative financial instruments that do not qualify for hedge accounting are recognized in the consolidated statement of income as they arise.

DRY BULK CAPE HOLDING INC.

Notes to the Consolidated Financial Statements

December 31, 2004

(Expressed in United States Dollars)

Inventories

Inventories are valued at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale.  All inventories, other than maintenance and operating supplies are stated at first-in, first-out.

As of December 31, 2004, inventories consisted of vessel lubricants in the amount of $204,203.

Vessels, net

The Group’s two vessels are stated at historical cost, less accumulated depreciation.  Vessels are depreciated over their estimated useful lives using the straight-line method.   Each vessel's life was estimated at 25 years from the date of construction and its residual value is based on its scrap value.

Major renovation costs and modifications are capitalized and depreciated over the estimated remaining useful life.  Ordinary maintenance and repair costs that do not extend the useful life of the asset are charged to operations as incurred.

The carrying values of vessels are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  If any such indication exists and where the carrying values exceed the estimated recoverable amount, the assets or cash-generating units are written down to their recoverable amount.  The recoverable amount of vessels is the greater of net selling price and value in use.  In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset.  For an asset that does not generate largely independent cash inflows, the recoverable amount is determined for the cash-generating unit to which the asset belongs.  Impairment losses are recognized immediately in the consolidated statement of income.

Income Taxes

Although the Company is incorporated in the Republic of Panama it has no business activities in Panama.   Earnings from transactions that are completed, consummated or take effects outside Panama, are not considered to taxable in Panama. Dividends received by Panamanian companies are only taxed when derived from taxable income.  Consequently, dividends received from the Company’s BVI subsidiaries are not subject to taxation.  Revenues arising from international shipping commerce of national merchant ships legally registered in Panama, even if the shipping contract have been entered into Panama, are also specifically exempt from taxation.

Bulk Africa Ltd. and Bulk Australia Ltd. are currently incorporated in the BVI.   Based on their activities, they are categorized as International Business Companies (“IBC”) and thus not subject to taxation in the BVI.   There are no withholding taxes on the distribution of IBC profits as dividends to the Company.

The Group provides for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”.  Under Statement No. 109, the liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.   Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Due to the nature of the Group’s operations, no income taxes have been reflected in the accompanying consolidated financial statements.

DRY BULK CAPE HOLDING INC.

Notes to the Consolidated Financial Statements

December 31, 2004

(Expressed in United States Dollars)

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from non-owner sources. Comprehensive income of the Group for the year ended December 31, 2004 consisted of net income and mark-to-market adjustments of effective cash flow hedges.

Management Fees

On December 10, 2003, the Group’s subsidiaries entered into a ship management agreement with a third party.  The ship management agreements appoint the management company to manage the Group’s two vessels. The ship management agreements continue until terminated by either party with a minimum six months notice. The agreements terminate six months from the date such written notice is given.   During the year ended December 31, 2004, management fees totalling $351,920 were incurred for the services rendered under the management agreements.

Other management fees were charged by related parties as disclosed below.

Borrowing Costs

The Group incurred borrowing costs of approximately $572,357 in connection with its credit facilities which are were capitalized.   Unamortized debt issue costs were $482,122 at December 31, 2004 and are reflected as a component of “other current assets” and “other assets” in the accompanying balance sheet.  Capitalized amounts are being amortized over the loan repayment period as an incremental increase to interest expense ($70,830 and in 2004).

Recent Accounting Pronouncements

FIN 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Under FIN 46, a variable interest entity (“VIE”) is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders lack adequate decision making ability. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.

In December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46(R)”), clarifying FIN 46 and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46(R) is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004.

The adoption of FIN 46 and FIN 46(R) did not have any impact on the Group’s consolidated financial position or results of operations.

DRY BULK CAPE HOLDING INC.

Notes to the Consolidated Financial Statements

December 31, 2004

(Expressed in United States Dollars)

FAS 123R

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

The Group does not expect Statement No. 123(R) to have an effect on the consolidated financial statements as it currently does not have any stock-based compensation arrangements.

FAS 151

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs”, an amendment of the Accounting Research Bulletin No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Group believes that the adoption of the provisions of Statement No.151 will not have a material impact on the Company’s consolidated financial position or results of operations.

FAS 153

In December 2004, the FASB published FASB Statement No. 153, Exchanges of Non Monetary Assets an amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of non monetary assets. It eliminates the exception from fair value measurement for non monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion 29, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, however early adoption is possible.

DRY BULK CAPE HOLDING INC.

Notes to the Consolidated Financial Statements

December 31, 2004

(Expressed in United States Dollars)

3.

Related Party Transactions

The Group’s vessels are members of the Coeclerici Transport Cape Size Ltd.  The Shipping Pool is managed by Coeclerici Transport Cape Size Ltd. (“CTC Ltd”), and CTC Ltd. is owned by DryLog Investment Ltd. a company in the DryLog Group together with Dry Bulk Cape Holding Inc.    During the year ended December 31, 2004, the Group earned distributable income from the Shipping Pool of $18,787,758, representing the entirety of its operating revenues.   As of December 31, 2004, $687,334 was due to the Group from the Pool, which is reflected as a component of “due from related parties” in the accompanying consolidated balance sheet.

DryLog Bulkcarriers Ltd. provides the accounting, reporting, treasury and other corporate functions to the Group for a management fee of $4,000 per month per vessel.   These expenses amounted to $96,000 during the year ended December 31, 2004 and have been included in “management fees” in the accompanying consolidated statement of income.

The Group has a receivable from Cape Shipholding Inc. of $92,937 relating to legal fees incurred in connection with the redomiciliation of the subsidiaries Dry Bulk Africa Ltd. and Dry Bulk Australia Ltd. from Liberia to the British Virgin Islands.  The re-domiciliation was requested by Cape Shipholding Inc. which also agreed to pay the related costs.

Each Shareholder has advanced working capital to the Company in the amount of $150,000, totalling $300,000 as of December 31, 2004. The advanced working capital is regulated by a Joint Venture Agreement, signed on November 5, 2003 by the Shareholders.  The advance was made to meet the working capital needs of the Group and is interest-free.  The advance will be repaid at the discretion of the Company’s Board of Directors.

4.

Accounts Receivable

As of December 31, 2004, accounts receivables consisted of the following:

Masters	$ 49,276
Agents	40,456
Other	5,345

$ 95,077

The Group considers all accounts receivable balances to be fully recoverable as of December 31, 2004.

5.

Other Current Assets

As of December 31, 2004, other current assets consisted of the following:

Prepaid insurance	$ 76,725
Current portion of capitalized borrowing costs	70,830
Other	8,434

$ 155,989

DRY BULK CAPE HOLDING INC.

Notes to the Consolidated Financial Statements

December 31, 2004

(Expressed in United States Dollars)

6.

Vessels, net of accumulated depreciation

As of December 31, 2004, the Group’s fleet consisted of two cargo vessels, the M.V. Africa and the M.V. Australia.  Vessel costs, accumulated depreciation and net book value for the year ended December 31, 2004 were $73,000,000, $2,807,547 and $70,192,453, respectively.  Depreciation expense was $2,583,923 during the year ended December 31, 2004.

7.

Other Current Liabilities

As of December 31, 2004, other current liabilities consisted of the following:

Accrued operating expenses	$ 48,699
Other	14,156

$ 62,855

8.

 Long-Term Debt

Credit Facilities

The Group’s two subsidiaries have jointly entered into the following credit facilities:

	Original	Balance Outstanding
Credit Facility	Amount	at December 31, 2004

Secured Loan Facility Agreement provided to fund the acquisition of the “Bulk Africa” and the “Bulk Australia”. These borrowings are repayable beginning six months from the initial advance date and thereafter in six month installments of principal ($1,800,000) and interest. The interest rate during 2004 was 1.063% above the Lenders’ LIBOR rate (a total rate of 3.627% at December 31, 2004). A final balloon payment of $24,200,000 is due in 2011.	$53,000,000	$49,400,000
Secured Loan Agreement also provided to fund the acquisition of the “M.V. Africa” and the “M.V. Australia”. These borrowings are repayable beginning six months from the initial advance date and thereafter in six month installments of principal ($356,250) and interest. The interest rate during 2004 was 1.375% above the Lenders’ LIBOR rate (a total rate of 3.939% at December 31, 2004).	5,700,000	4,987,500
Revolving Credit Facility Agreement provided to both fund the acquisition of the “Bulk Africa” and the “Bulk Australia” and also to provide funds for working capital purposes. These borrowings are repayable via a single balloon payment due in 2011. The interest rate during 2004 was 1.375% above the Lenders’ LIBOR rate (a total rate of 3.939% at December 31, 2004).	4,850,000	4,850,000
Total long-term debt		59,237,500
Less: current portions of long-term borrowings		(4,312,500)
Long-term borrowings, less current portion	$63,550,000	$54,925,000

DRY BULK CAPE HOLDING INC.

Notes to the Consolidated Financial Statements

December 31, 2004

(Expressed in United States Dollars)

The Credit Facilities have been provided through equal participation of HSN Hordbank AG (Germany), Alpha Bank AE (Greece), Credit Suise (Switzerland) and Nordea Bank Finland (England).

The following is the scheduled future maturities of long-term debt:

2005…………………………………………………………………	$4,312,500
2006…………………………………………………………………	4,312,500
2007…………………………………………………………………	4,312,500
2008…………………………………………………………………	4,312,500
2009…………………………………………………………………	4,312,500
Thereafter through 2011…………………....………………………	37,675,000

$59,237,500

The credit facilities are collateralized by first priority mortgages over both Group vessels, as well as assignments of both vessels’ earnings and insurance.   The agreements also provide for provisions of cross – default to the extent that any single borrowing was deemed to be in a state of default.   The facilities are ultimately guaranteed in varying amounts by the Group’s shareholders.   The agreements restrict the Group from making dividends or other distributions to its shareholders without the prior written consent of the lenders, which in the case of $8,200,000 in 2004 distributions was received.

Interest Rates Swaps

The Group has in the past used interest rates swap agreements to manage the exposure of interest rate movements on its Credit Facilities.    When it purchased its two vessels in 2003, the Group assumed outstanding swap agreements of the previous vessel owner.   The Group received $3,285,000 in exchange for assumed contracts to fix interest rates at rates ranging from 3.74% to 5.275% through the following terms:

			Assumed
	Notional	Expiration	Fair
Obligor	Amount	Date	Value

Bulk Africa	$25,900,000	December 31, 2005	$1,620,000
Bulk Austalia	26,600,000	December 31, 2006	1,665,000

	$52,500,000		$3,285,000

During the year ended December 31, 2004 the Group decided to terminate these contracts and was required to expend approximately $665,000 to effect the termination.

DRY BULK CAPE HOLDING INC.

Notes to the Consolidated Financial Statements

December 31, 2004

(Expressed in United States Dollars)

A summary of activity related to the swap agreements since inception is as follows:

Balance at December 31, 2003	$ 2,530,178

Less: activity in 2004:
Amortization to interest expense	1,161,197
Fair value adjustment - outstanding contracts	39,000
Payment to terminate contracts	665,000

Outstanding balance at December 31, 2004	$ 664,981

To be recognized as a reduction of interest expense during:
2005	421,132
2006	$ 243,849

9.

Interest Expense

During the year ended December 31, 2004, interest expense included the following:

Interest expense – Credit Agreement	$ 1,630,052
Periodic settlements on interest rate swaps	1,541,387
Amortization of borrowing costs	70,830
Amortization of deferred gain on interest rate swaps	(1,161,197)

$ 2,081,072

DRY BULK CAPE HOLDING INC.

Notes to the Consolidated Financial Statements

December 31, 2004

(Expressed in United States Dollars)

10.

Shareholders’ Equity

Capital Structure

Dry Bulk Cape Holding Inc. was founded on September 16, 2003 by DryLog Bulkcarriers Ltd.  At December 31, 2004, the Group had authorised and issued 500 shares of no par value common stock.  The structure of the Company’s common shares was adjusted in January 2005 as is discussed in Note 1.

On November 5, 2003 a joint venture agreement was signed between Cape Shipholding Inc. and DryLog Bulkcarriers Ltd. relating to Dry Bulk Cape Holding Inc., and 50% of the shares in the capital stock of the Group was registered and issued in the name of Cape Shipholding Inc. The Company’s operations were essentially dormant at the time, so no compensation was paid to DryLog Bulkcarriers Ltd. in connection with the share transferral.

Through the Joint Venture Agreement, the Shareholders have agreed to contribute by way of equity to the Group:

o

an amount not exceeding $6,347,456 per Shareholder, and

o

all amounts payable from time to time by the Group under the loan agreements to the extent to which such amounts cannot be funded by the net earnings of the Group.

Each Shareholder shall contribute towards the equity contribution in accordance with their owner percentage in the Group. As of December 31, 2004 the additional paid in capital to the Group from the shareholders was $6,661,737, of which 50% of the amount was paid by each of the Shareholders.

According to the Joint Venture Agreement, shareholders cannot, without prior written consent of the other shareholder:

o

mortgage, pledge or otherwise encumber its legal or beneficial interest in the shares,

o

sell, transfer or otherwise dispose of all or any of its shares or any legal interest therein, and or

o

enter into any agreement with respect to the voting rights attached to all or any of its shares.

The shareholders can however transfer any of their shares to a Group within the same group or to a Group being clients of and/or having close cooperation with the shareholders. The joint venture agreement continues to be effective until: (a) each of the shareholders transfers its shares in the Group to the other shareholder, or (b) an effective resolution is passed or a binding order is made to wind up the Group, whichever is the earlier.