Form 10-Q
period 2005-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 2005-08-12
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number:  2-63322

INTERNATIONAL SHIPHOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware                                                                                             36-2989662

(State or other jurisdiction of                                                           (I.R.S. Employer Identification No.)

     incorporation or organization)

650 Poydras Street, New Orleans, Louisiana

   70130

    (Address of principal executive offices)

(Zip Code)

(504) 529-5461

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock  $1 Par Value       6,082,887 shares       (June 30, 2005)

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$ 68,842	$ 64,843	$ 138,630	$ 130,686

Operating Expenses:
Voyage Expenses	54,884	52,291	110,232	103,761
Vessel and Barge Depreciation	5,601	4,696	11,213	9,323
Gross Voyage Profit	8,357	7,856	17,185	17,602

Administrative and General Expenses	4,248	3,922	8,637	7,773
(Gain) Loss on Sale of Other Assets	(559)	-	(590)	7
Operating Income	4,668	3,934	9,138	9,822

Interest and Other:
Interest Expense	2,270	2,626	4,813	5,348
Loss on Sale of Investment	-	-	-	623
Investment Income	(360)	(161)	(645)	(329)
(Gain) Loss on Early Extinguishment of Debt	(74)	15	(74)	46
	1,836	2,480	4,094	5,688

Income Before Provision for Income Taxes
and Equity in Net Income of Unconsolidated Entities	2,832	1,454	5,044	4,134

Provision for Income Taxes:
Current	63	105	117	210
Deferred	48	460	278	1,347
State	2	10	16	13
	113	575	411	1,570

Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	1,254	949	3,433	2,161

Net Income	$ 3,973	$ 1,828	$ 8,066	$ 4,725

Preferred Stock Dividends	600	-	1,167	-

Net Income Available to Common Stockholders	$ 3,373	$ 1,828	$ 6,899	$ 4,725

Basic and Diluted Earnings Per Common Share:
Net Income Available to Common Stockholders	$ 0.55	$ 0.30	$ 1.13	$ 0.78

Weighted Average Shares of Common Stock Outstanding:
Basic	6,082,887	6,082,887	6,082,887	6,082,887
Diluted	6,100,091	6,097,164	6,105,999	6,094,813

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	June 30,	December 31,
ASSETS	2005	2004

Current Assets:
Cash and Cash Equivalents	$6,659	$10,513
Marketable Securities	6,660	6,138
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $261 and $146 in 2005 and 2004, Respectively:
Traffic	21,623	20,953
Agents'	5,928	3,509
Claims and Other	14,528	5,135
Federal Income Taxes Receivable	337	459
Deferred Income Tax	27	187
Net Investment in Direct Financing Lease	2,446	2,337
Other Current Assets	3,639	4,756
Material and Supplies Inventory, at Lower of Cost or Market	3,182	3,239
Current Assets Held for Disposal	55	89
Total Current Assets	65,084	57,315

Investment in Unconsolidated Entities	17,118	11,115

Net Investment in Direct Financing Lease	45,535	46,776

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	353,294	348,307
Leasehold Improvements	12,651	-
Other Equipment	6,977	7,082
Furniture and Equipment	3,664	3,624
	376,586	359,013
Less - Accumulated Depreciation	(140,632)	(129,560)
	235,954	229,453
Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $15,481 and $16,374 in 2005 and 2004, Respectively	12,044	14,809
Acquired Contract Costs, Net of Accumulated Amortization
of $23,613 and $22,886 in 2005 and 2004, Respectively	6,912	7,640
Restricted Cash	6,541	6,541
Due from Related Parties	213	2,535
Other	8,452	8,864
	34,162	40,389

	$397,853	$385,048

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$9,468	$9,468
Accounts Payable and Accrued Liabilities	32,943	30,197
Total Current Liabilities	42,411	39,665

Billings in Excess of Income Earned and Expenses Incurred	4,256	4,723

Long-Term Debt, Less Current Maturities	126,908	168,622

Other Long-Term Liabilities:
Deferred Income Taxes	15,721	15,222
Other	28,577	21,362
	44,298	36,584

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	37,554	-

Stockholders' Investment:
Common Stock	6,756	6,756
Additional Paid-In Capital	54,450	54,450
Retained Earnings	89,614	82,715
Treasury Stock	(8,704)	(8,704)
Accumulated Other Comprehensive Income	310	237
	142,426	135,454

	$397,853	$385,048

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net Income	$ 8,066	$ 4,725
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	11,401	9,572
Amortization of Deferred Charges and Other Assets	3,944	3,724
Provision for Deferred Federal Income Taxes	278	1,347
Equity in Net Income of Unconsolidated Entities	(3,433)	(2,161)
(Gain) Loss on Sale of Other Assets	(590)	7
(Gain) Loss on Early Extinguishment of Debt	(74)	46
Loss on Sale of Investment	-	623
Changes in:
Accounts Receivable	(3,977)	5,607
Inventories and Other Current Assets	930	4,135
Deferred Drydocking Charges	(755)	(2,225)
Other Assets	412	612
Accounts Payable and Accrued Liabilities	(2,456)	(10,618)
Federal Income Taxes Payable	(96)	(646)
Billings in Excess of Income Earned and Expenses Incurred	(467)	(2,467)
Other Long-Term Liabilities	414	(1,697)
Net Cash Provided by Operating Activities	13,597	10,584

Cash Flows from Investing Activities:
Net Investment in Direct Financing Lease	1,132	1,051
Additions to Vessels and Other Assets	(14,202)	(1,698)
Proceeds from Sale of Other Assets	911	-
Purchase of and Proceeds from Short Term Investments	(433)	(1,637)
(Investment in) Distributions from Unconsolidated Entities	(1,983)	2,008
Net Decrease in Restricted Cash Account	-	865
Collection of Related Party Note Receivable	2,400	-
Other Investing Activities	(78)	113
Net Cash (Used) Provided by Investing Activities	(12,253)	702

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	-	1,000
Proceeds from Issuance of Preferred Stock	37,725	-
Repayment of Debt	(41,714)	(11,522)
Additions to Deferred Financing Charges	(55)	(65)
Preferred Stock Dividends Paid	(1,167)	-
Other Financing Activities	13	(16)
Net Cash Used by Financing Activities	(5,198)	(10,603)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,854)	683
Cash and Cash Equivalents at Beginning of Period	10,513	8,881

Cash and Cash Equivalents at End of Period	$ 6,659	$ 9,564

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

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

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for the pension plan:

(All Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2005	2004	2005	2004
Service cost	$ 165	$ 137	$ 334	$ 274
Interest cost	309	308	624	616
Expected return on plan assets	(348)	(346)	(720)	(692)
Amortization of prior service cost	-	2	-	4
Amortization of net actuarial loss	65	23	106	46
Net periodic benefit cost	$ 191	$ 124	$ 344	$ 248

The following table provides the components of net periodic benefit cost for the postretirement benefits plan:

(All Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2005	2004	2005	2004
Service cost	$ 22	$ 19	$ 45	$ 38
Interest cost	134	147	268	294
Amortization of prior service cost	(5)	-	(11)	-
Amortization of net actuarial loss	41	25	66	50
Net periodic benefit cost	$ 192	$ 191	$ 368	$ 382

We do not expect to make a contribution to our postretirement benefits plan in 2005, but we have not determined if we will make a contribution to our pension plan in 2005.

In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 (“Act”) was signed into law.  In addition to including numerous other provisions that have potential effects on an employer’s retiree health plan, the Act included a special subsidy beginning in 2006 for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit.  In May of 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements, and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits.  We have determined that our plan is actuarially equivalent and as such we qualify for this special subsidy.  The effect of our future savings from this law reduced the December 31, 2004 estimate of our accumulated postretirement benefit obligation by approximately $2.3 million, which will result in a decrease in our annual net periodic benefit cost for periods beginning January 1, 2005.  For 2005, that reduction is currently estimated to be approximately $250,000, of which $125,000 relates to the first six months of 2005.

Note 3.  Operating Segments

Our four operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment (“COA”), and Rail-Ferry Service, are identified primarily by the characteristics of the contracts and terms under which our vessels and barges are operated.  We report in the Other category results of several of our subsidiaries that provide ship charter brokerage and agency services, as well as our over-the-road car transportation truck company.  We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.

We do not allocate administrative and general expenses, investment income, gains or losses on early extinguishment of debt, equity in net income of unconsolidated entities, or income taxes to our segments.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.

The following table presents information about segment profit and loss for the three months ended June 30, 2005 and 2004:

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elimination	Total
2005
Revenues from External Customers	$ 24,307	$ 35,278	$ 4,113	$ 3,322	$ 1,822	-	$ 68,842
Intersegment Revenues	-	-	-	-	3,142	(3,142)	-
Vessel and Barge Depreciation	850	3,233	605	729	184	-	5,601
Gross Voyage (Loss) Profit	(77)	8,594	1,110	(1,243)	(27)	-	8,357
Interest Expense	151	1,446	323	311	39	-	2,270
Gain on Sale of Other Assets	540	-	-	-	19	-	559
Segment Profit (Loss)	312	7,148	787	(1,554)	(47)	-	6,646
2004
Revenues from External Customers	$ 22,375	$ 28,422	$ 4,035	$ 3,928	$ 6,083	-	$ 64,843
Intersegment Revenues	-	-	-	-	3,116	(3,116)	-
Vessel and Barge Depreciation	855	2,283	605	729	224	-	4,696
Gross Voyage Profit (Loss)	300	6,997	1,423	(854)	(10)	-	7,856
Interest Expense	205	1,496	379	491	55	-	2,626
Segment Profit (Loss)	95	5,501	1,044	(1,345)	(65)	-	5,230

The following table presents information about segment profit and loss for the six months ended June 30, 2005 and 2004:

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elimination	Total
2005
Revenues from External Customers	$ 49,949	$ 69,763	$ 8,214	$ 7,344	$ 3,360	-	$138,630
Intersegment Revenues	-	-	-	-	6,246	(6,246)	-
Vessel and Barge Depreciation	1,709	6,459	1,209	1,458	378	-	11,213
Gross Voyage (Loss) Profit	(191)	17,075	2,320	(2,157)	138	-	17,185
Interest Expense	324	2,989	664	753	83	-	4,813
Gain on Sale of Other Assets	540	-	-	-	50	-	590
Segment (Loss) Profit	25	14,086	1,656	(2,910)	105	-	12,962
2004
Revenues from External Customers	$ 45,607	$ 57,501	$ 8,030	$ 7,984	$ 11,564	-	$130,686
Intersegment Revenues	-	-	-	-	6,229	(6,229)	-
Vessel and Barge Depreciation	1,711	4,566	1,209	1,458	379	-	9,323
Gross Voyage Profit (Loss)	762	14,712	2,724	(1,718)	1,122	-	17,602
Interest Expense	426	3,046	770	996	110	-	5,348
Loss on Sale of Other Assets	-	-	-	-	(7)	-	(7)
Segment Profit (Loss)	336	11,666	1,954	(2,714)	1,005	-	12,247

Segment assets for the Rail-Ferry Service have increased by approximately $18.4 million during the first six months of 2005 due to construction of second decks to be added to each of the two vessels operating in this service, improvements to the terminals in Louisiana and Mexico, and an investment in a transloading and storage facility.  As of June 30, 2005, we have recorded receivables of approximately $8.4 million from the State of Louisiana and City of New Orleans, who are funding a portion of the cost related to the terminal in Louisiana and the transloading and storage facility.

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Profit or Loss:	2005	2004	2005	2004
Total Profit for Reportable Segments	$ 6,646	$ 5,230	$ 12,962	$ 12,247
Unallocated Amounts:
Administrative and General Expenses	(4,248)	(3,922)	(8,637)	(7,773)
Loss on Sale of Investment	-	-	-	(623)
Investment Income	360	161	645	329
Gain (Loss) on Early Extinguishment of Debt	74	(15)	74	(46)
Income Before Provision for Income Taxes and
Equity in Net Income of Unconsolidated Entities	$ 2,832	$ 1,454	$ 5,044	$ 4,134

Note 4.  Unconsolidated Entities

In the fourth quarter of 2003, through our wholly-owned subsidiary, we acquired a 50% investment in Dry Bulk Cape Holding Inc. ("Dry Bulk"), which owns two cape-size bulk carrier vessels built in 2002 and 2003.  We account for our investment in Dry Bulk under the equity method, and as such our share of the earnings or losses of Dry Bulk is reported as equity in net income of unconsolidated entities, net of taxes, in our consolidated statements of income.  For the three and six months ended June 30, 2004, our portion of earnings, net of taxes, was $621,000 and $1.7 million, respectively.  For the three and six months ended June 30, 2005, our portion of earnings was $843,000 and $2.1 million, respectively.

In April of 2004, we received a cash distribution of $1.6 Million from Dry Bulk representing first quarter earnings and in July of 2004, we received a cash distribution of $1 Million from Dry Bulk representing second quarter earnings, which were both recorded as reductions of our investment in Dry Bulk.  We have not recorded a tax provision on our portion of Dry Bulk’s 2005 earnings, because effective with earnings related to periods after December 31, 2004, we have the ability and intend to have such earnings reinvested rather than distributed.

At June 30, 2005, our wholly-owned subsidiary was a guarantor of a portion of the outstanding debt of Dry Bulk.  The guarantee is for the full remaining term of the debt, which was seven years as of December 31, 2004.  Performance by our subsidiary under the guarantee would be required in the event of default by Dry Bulk on the debt.  International Shipholding Corporation has delivered a promissory note in the amount of $31.8 million to the wholly-owned subsidiary, on which the subsidiary may demand payment if necessary to perform its obligations under the guarantee.  The subsidiary has assigned the promissory note to the lenders to secure the subsidiary's obligations under the guarantee.  The portion of the outstanding debt that the subsidiary guarantees was $28.5 million at June 30, 2005.  The estimated fair value of the non-contingent portion of the guarantee is immaterial.

The unaudited combined condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2005	2004	2005	2004
Operating Revenue	$ 4,204	$ 4,246	$ 8,786	$ 9,928
Operating Income	$ 2,656	$ 2,781	$ 5,728	$ 6,881
Net Income	$ 1,672	$ 1,912	$ 3,979	$ 5,236

Note 5.  Earnings Per Share

Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Stock options covering 475,000 shares were included in the computation of diluted earnings per share for all 2005 and 2004 periods presented.

Note 6. Comprehensive Income

The following table summarizes components of comprehensive income for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
(Amounts in Thousands)	2005	2004
Net Income	$ 3,973	$ 1,828
Other Comprehensive Income:
Unrealized Holding Gain (Loss) on Marketable Securities, Net of Deferred Taxes of $4 and ($64), Respectively	7	(118)
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $7 and ($11), Respectively	12	(21)
Total Comprehensive Income	$ 3,992	$ 1,689

The following table summarizes components of comprehensive income for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
(Amounts in Thousands)	2005	2004
Net Income	$ 8,066	$ 4,725
Other Comprehensive Income:
Recognition of Unrealized Holding Loss on Marketable Securities, Net of Deferred Taxes of $216	-	402
Unrealized Holding Gain (Loss) on Marketable Securities, Net of Deferred Taxes of $31 and ($50), Respectively	58	(92)
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $12 and $178, Respectively	15	331
Total Comprehensive Income	$ 8,139	$ 5,366

Note 7. Income Taxes

Under previous United States tax law, U.S. companies like us and their domestic subsidiaries generally were taxed on all income, including in our case income from shipping operations, whether derived in the United States or abroad.  With respect to any foreign subsidiary in which we hold more than a 50 percent interest (referred to in the tax laws as a controlled foreign corporation, or “CFC”), we were treated as having received a current taxable distribution of our pro rata share of income derived from foreign shipping operations.

The American Jobs Creation Act of 2004  (“Jobs Creation Act”), which became effective for us on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and the operations of our foreign flag vessels.  The Jobs Creation Act also allowed us to make an election to have our U.S. flag operations (other than two ineligible vessels used exclusively in United States coastwise commerce) taxed under a new “tonnage tax” regime rather than under the usual U.S. corporate income tax regime, and we made that election in December of 2004.

Because we made the election referred to above, our gross income for United States income tax purposes with respect to our eligible U.S. flag vessels for 2005 and subsequent years will not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of our qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.  Our taxable income with respect to the operations of our eligible U.S. flag vessels is based on a “daily notional taxable income,” which is taxed at the highest corporate income tax rate.  The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons.  The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in United States foreign trade.

The taxable income from the shipping operations of CFCs will generally no longer be subject to United States income tax until repatriated.  As of December 31, 2004, our CFCs had an accumulated deficit of $12.4 million.  We recorded a valuation allowance for 100% of the related tax benefits.  Until the CFCs earn enough income to fully recoup this accumulated deficit, no income tax provision or benefits is expected related to these CFCs.

The Jobs Creation Act also provides the ability to lower the effective tax rate for our CFCs under the “one-time dividends received exclusion.”  Income received by a U.S. parent company from a CFC in the form of dividends up to the average amount repatriated in recent years will be taxed at the statutory rate of 35%.  However, under the dividends received exclusion, which applies only to 2005 income, 85% of the dividends received in excess of the average repatriated amounts would not be taxed.  The remaining 15% would be taxed at the statutory rate of 35%.  In our case, this would result in an effective tax rate of 5.25% on dividends in excess of the average amount repatriated in recent years.  However, this exclusion does not have an impact on our effective tax rate for 2005, because we do not expect our CFCs to dividend earnings.

Primarily because of the changes effectuated by the Jobs Creation Act, our effective federal tax rate on earnings for the first six months, including equity in net income of unconsolidated entities, was 10.5% as compared to 36.6% in the comparable period of 2004.  Our effective federal tax rate before equity in net income of unconsolidated entities was 7.8% in the first six months of 2005 as compared to 37.7% in the comparable period of 2004.

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

Note 9.  New Accounting Pronouncements

In December of 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosures are no longer an alternative.  Statement No. 123(R) was initially effective for periods beginning after June 15, 2005.  In April of 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of Statement No. 123(R) for calendar year companies until the beginning of 2006.  We plan to adopt Statement No. 123(R) on January 1, 2006.

Statement No. 123(R) permits public companies to adopt its requirements using either a modified prospective method or a modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the pro forma amounts previously disclosed in the footnotes.  Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.  We plan to adopt using the modified prospective method.

As permitted by Statement No. 123, we account for share-based payments to employees using APB Opinion No. 25 and no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards, although it will have no impact on our overall financial position.   However, the impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E – Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in our December 31, 2004 Form 10-K.

Note 10. Subsequent Events

We have decided to divest our over-the-road car transportation truck company and, therefore, we sold the haul-away car carrying trucks related to that business in July resulting in a loss of approximately $760,000, which will be recognized in the third quarter.

On June 30, 2005, we signed a letter of intent to purchase a PCTC during 2005.  Although we are still negotiating the terms and conditions of the documents prepared pursuant to said letter of intent, we currently expect to take delivery of the vessel in September of 2005 and concurrently time charter the vessel out on a long-term contract.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made by us or on our behalf in this report or elsewhere that are not based on historical facts are intended to be “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on beliefs and assumptions about future events that are inherently unpredictable and are therefore subject to significant risks and uncertainties.  In this report, the terms “we,” “us,” “our,” and “the Company” refer to International Shipholding Corporation and its subsidiaries.

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business and asset dispositions; (5) estimated losses attributable to asbestos claims; (6) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (7) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (8) our ability to remain in compliance with our debt covenants; (9) anticipated trends in government sponsored cargoes; (10) our ability to maintain or increase our government subsidies; (11) the anticipated improvement in the results of our Rail-Ferry Service; (12) the estimated effect on our results of operations and tax rates of the American Jobs Creation Act of 2004; and (13) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ from those projected or assumed in our forward-looking statements, and those variations could be material.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties.  Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, (1) political events in the United States and abroad, including terrorism, and the U.S. military's response to those events; (2) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (3) charter hire rates and vessel utilization rates; (4) unanticipated trends in operating expenses such as fuel and labor costs; (5) trends in interest rates, and the availability and cost of capital to us; (6) the frequency and severity of claims against us, unanticipated court results, and changes in laws and regulations; (7) our success in renewing existing contracts and securing new ones, in each case on favorable economic terms; (8) unplanned maintenance and out-of-service days; (9) the ability of customers to fulfill their obligations to us; (10) the performance of our unconsolidated subsidiaries, and (11) our ability to effectively handle our substantial leverage by servicing, and meeting the covenant requirements in, each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others.

A more complete description of certain of these important factors is contained in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

RESULTS OF OPERATIONS

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

Executive Summary

Our net income for the six months ended June 30, 2005 was $8.1 million as compared to $4.7 million in the same period last year.  The results of our Time Charter Contracts business segment and our investment in a cement carrier company accounted for most of this increase, which was partially offset by lower gross voyage profits in the current year’s six-month period from our other business segments.  Additionally, our income tax expense for the current year’s six-month period was lower than last year as a result of the American Jobs Creation Act of 2004, which included changes in the tax treatment of certain of our earnings that were effective January 1, 2005.

The increase in gross voyage profit from our Time Charter Contracts business segment resulted from the acquisition of two container ships at the end of last year; higher results from our Coal Carrier, which was out of service for repairs during a portion of the same period last year; and carriage of more supplemental cargoes by our U.S. flag PCTCs.  The two container ships, which were chartered out under time charters after being acquired at the end of last year, were operated as replacement vessels under two of the Maritime Security Program (“MSP”) operating agreements held by the Company.

Our net income was also favorably affected in the current year’s six-month period by recognizing approximately $1.2 million before taxes for our share of a gain on the sale of one of the cement carrier vessels owned by a company in which we have a minority interest.

These favorable results were partially offset by higher costs in the current year’s six-month period associated with operational delays in the Rail-Ferry Service incurred while moving its domestic operations from Mobile, Alabama to New Orleans, Louisiana, and higher operating expenses and weather delays that affected the results of our Liner Service.  Although, the foreign flag liner service substantially covered increases in its direct costs associated with higher fuel prices during the current year’s six-month period through freight surcharges passed on to its customers, indirect costs influenced by higher fuel prices impacted the service.

Net income for the current year’s six-month period was also affected by higher administrative and general expenses related to wage and benefit increases and professional services as well as lower interest expense due to the early retirement of debt during 2004.

The changes in tax treatment resulting from the Jobs Creation Act of certain of our operations resulted in a decrease in our effective federal tax rate on earnings before equity in net income of unconsolidated entities from 37.7% for the six months ended June 30, 2004 to 7.8% for the same period in 2005.

Our net income for the quarter ended June 30, 2005 was $4 million as compared to $1.8 million in the same period last year.  The conditions discussed above that explained the changes in the six-month periods ended June 30, 2004 and 2005, were also the primary reasons for the increase in the current year’s second quarter net income as compared to last year’s except that the gain on the sale of the cement carrier occurred during the first quarter of 2005.

SIX MONTHS ENDED JUNE 30, 2005

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

Gross Voyage Profit

Gross voyage profit decreased 2.4% from $17.6 million in the first six months of 2004 to $17.2 million in the first six months of 2005.  The changes associated with each of our segments are discussed below.

Liner Services:

Gross voyage profit for this segment decreased from a profit of $762,000 in the first six months of 2004 to a loss of $191,000 in the first six months of 2005.  Although cargo volumes remain strong, the results were negatively impacted by higher operating expenses and weather delays in the first quarter of 2005.  Increases in fuel costs were substantially covered by fuel surcharges passed on to our customers.

Time Charter Contracts:  The increase in this segment’s gross voyage profit from $14.7 million in the first six months of 2004 to $17.1 million in the first six months of 2005 was primarily due to the acquisition of two container ships in December of 2004, which we subsequently chartered-out.   Our Coal Carrier experienced higher results due to the vessel being fully utilized during the first six months of 2005 as compared to the same period of the previous year when it was out of service twenty-six days for repairs. Additionally, our U.S. Flag PCTCs carried more supplemental cargo, which are in addition to the time charter agreements, during 2005 as compared to 2004.

Contracts of Affreightment:  Gross voyage profit for this segment decreased slightly from $2.7 million in the first six months of 2004 to $2.3 million in the first six months of 2005 due to higher fuel and port charges in 2005.  Although the contract for the vessel operating in this segment includes provisions to escalate freight rates based on increases in fuel costs, that rate escalation occurs annually in September.  Therefore, operating expenses for periods in which fuel prices increase will be higher for the time before rates escalate.  However, periods in which fuel prices decrease will benefit from the escalation since it is based on the previous years costs.

Rail-Ferry Service:  Gross voyage loss for this segment increased slightly from a loss of $1.7 million in the first six months of 2004 to a loss of $2.2 million in the first six months of 2005.  While our customer base continues to grow, we experienced some out of service days due to operational delays related to the move of our domestic operations from Mobile, Alabama to New Orleans, Louisiana. (See further discussion on this service in the Liquidity and Capital Resources’ section.)

Other:

Gross voyage profit for this segment decreased from $1.1 million in the first six months of 2004 to $138,000 in the first six months of 2005.  The decrease resulted primarily from our over-the-road car transportation truck company experiencing significantly lower volumes from our contract with one of our customers due to its loss of market share and general under-utilization of our trucks due to a lack of drivers, which is an industry-wide problem.  We have decided to divest our over-the-road car transportation truck company and, therefore, we sold the haul-away car carrying trucks related to that business in July resulting in a loss of approximately $760,000, which will be recognized in the third quarter.  This segment also included the results of the charters of two container ships in 2004, whose contracts expired and were not renewed by us.  The MSP operating agreements for these two container ships were allocated to the two newly acquired ships we purchased in December of 2004, which are reported under the Time Charter segment.

Other Income and Expense

Administrative and general expenses increased 11.1% from $7.8 million in the first six months of 2004 to $8.6 million in the first six months of 2005.  The increase in the current period is primarily a result of normal wage and benefit increases, higher bonus accruals, and higher fees for professional services.

Interest expense decreased 10% from $5.3 million in the first six months of 2004 to $4.8 million, net of capitalized interest of $110,000, in the first six months of 2005.  The decrease resulted primarily from early debt repayments in the second half of 2004 and regularly scheduled payments on outstanding debt, partially offset by higher interest rates in 2005.

Investment income of $645,000 earned during the first six months of 2005 was higher than the $329,000 in the first six months of 2004 primarily as a result of higher interest rates and an increase in the balance of funds invested in the current period.

Income Taxes

In December of 2004, we made an election under the Jobs Creation Act to have our U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  As a result of that election, and benefits provided to our foreign operations under the Act, our effective federal tax rate on earnings before equity in net income of unconsolidated entities was 7.8% in the first six months of 2005 as compared to 37.7% in the comparable period of 2004.  We had a tax provision of $411,000 and $1.6 million for the first six months of 2005 and 2004, respectively.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $2.2 million in the first six months of 2004 to $3.4 million in the first six months of 2005.  Our 50% investment in Dry Bulk, a company owning two Cape-Size Bulk Carriers, contributed $2.1 million in the first six months of 2005 compared to $1.7 million, net of $927,000 in taxes, in the first six months of 2004.  For earnings of Dry Bulk related to periods after December 31, 2004, we have the ability and intend to have such earnings reinvested rather than distributed.  Therefore, we have not recorded a tax provision on our portion of Dry Bulk’s 2005 earnings.

Our minority interest in a Cement Carrier company contributed $1.3 million, net of $549,000 in taxes, in the first six months of 2005 which included a pre-tax gain of $1.2 million from our share of the sale of a Cement Carrier compared to $417,000, net of $227,000 in taxes, in the first six months of 2004.

THREE MONTHS ENDED JUNE 30, 2005

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

Gross Voyage Profit

Gross voyage profit increased 6.4% from $7.9 million in the second quarter of 2004 to $8.4 million in the second quarter of 2005.  The changes associated with each of our segments are discussed below.

Liner Services:

Gross voyage profit for this segment decreased from a profit of $300,000 in the second quarter of 2004 to a loss of $77,000 in the second quarter of 2005.  Although cargo volumes remain strong, the results were negatively impacted by higher operating expenses.  Increases in fuel costs were substantially covered by fuel surcharges passed on to our customers.

Time Charter Contracts:  The increase in this segment’s gross voyage profit from $7 million in the second quarter of 2004 to $8.6 million in the second quarter of 2005 was primarily due to the acquisition of two container ships in December of 2004, which we subsequently chartered-out.   Our Coal Carrier experienced higher results due to the vessel being fully utilized during the first six months of 2005 under its basic time charter contract as compared to the same period of the previous year when it was out of service twenty-six days for repairs. Additionally, our U.S. Flag PCTCs carried more supplemental cargo, which are in addition to the time charter agreements, during 2005 as compared to 2004.

Contracts of Affreightment:  Gross voyage profit for this segment decreased from $1.4 million in the second quarter of 2004 to $1.1 million in the second quarter of 2005 due to higher fuel and port charges in 2005.

Rail-Ferry Service:  Gross voyage loss for this segment increased from a loss of $854,000 in the second quarter of 2004 to a loss of $1.2 million in the second quarter of 2005.  While our customer base continues to grow, we experienced some out of service days due to operational delays related to the move of our domestic operations from Mobile, Alabama to New Orleans, Louisiana. (See further discussion on this service in the Liquidity and Capital Resources’ section.)

Other:

Gross voyage profit for this segment decreased slightly from a loss of $10,000 in the second quarter of 2004 to a loss of $27,000 in the second quarter of 2005.

Other Income and Expense

Administrative and general expenses increased 8.3% from $3.9 million in the second quarter of 2004 to $4.2 million in the second quarter of 2005.  The increase in the current period is primarily a result of normal wage and benefit increases, higher bonus accruals, and higher fees for professional services.

Interest expense decreased 13.6% from $2.6 million in the second quarter of 2004 to $2.3 million, net of capitalized interest of $110,000, in the second quarter of 2005.  The decrease resulted primarily from early debt repayments in the second half of 2004 and regularly scheduled payments on outstanding debt, partially offset by higher interest rates in 2005.

Investment income of $360,000 earned during the second quarter of 2005 was higher than the $161,000 in the second quarter of 2004 primarily as a result of higher interest rates and an increase in the balance of funds invested in the current period.

Income Taxes

In December of 2004, we made an election under the Jobs Creation Act to have our U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  As a result of that election, and benefits provided to our foreign operations under the Act, our effective federal tax rate on earnings before equity in net income of unconsolidated entities was 3.9% in the second quarter of 2005 as compared to 38.9% in the comparable quarter of 2004.  We had a tax provision of $113,000 and $575,000 for the second quarter of 2005 and 2004, respectively.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $949,000 in the second quarter of 2004 to $1.3 million in the second quarter of 2005.  Our 50% investment in Dry Bulk, a company owning two Cape-Size Bulk Carriers, contributed $843,000 in the second quarter of 2005 compared to $621,000, net of $335,000 in taxes, in the second quarter of 2004.  For earnings of Dry Bulk related to periods after December 31, 2004, we have the ability and intend to have such earnings reinvested rather than distributed.  Therefore, we have not recorded a tax provision on our portion of Dry Bulk’s 2005 earnings.

Our minority interest in a Cement Carrier company contributed $399,000, net of $48,000 in taxes, in the second quarter of 2005 compared to $305,000, net of $164,000 in taxes, in the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read with the Consolidated Condensed Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital increased from $17.7 million at December 31, 2004, to $22.7 million at June 30, 2005.  Of the $42.4 million in current liabilities at June 30, 2005, $9.5 million related to the current maturities of long-term debt.

Cash and cash equivalents decreased during the first six months of 2005 by $3.9 million from $10.5 million at December 31, 2004, to $6.7 million at June 30, 2005.  The decrease was due to cash used for investing activities of $12.3 million and cash used for financing activities of $5.2 million, partially offset by cash provided by operating activities of $13.6 million.  In January of 2005, we received proceeds of $37.7 million from our preferred stock offering.  We used $20 million of the proceeds to repay the draws on our line of credit to purchase two container ships in December of 2004.  We have been using the remaining proceeds to fund the addition of the second decks to each of the two vessels operating in our Rail-Ferry Service.

Operating activities generated $13.6 million of positive cash flow after adjusting net income of $8.1 million for non-cash provisions such as depreciation and amortization.  Cash provided by operating activities also included a decrease in accounts receivable of $4 million primarily due to the timing of collections of receivables from the Military Sealift Command and U.S. Department of Transportation and a decrease in accounts payable and accrued liabilities of $2.5 million primarily due to reduced accruals of interest on our lower outstanding debt balances, and the timing of payments for our vessels’ operating costs.  Also included was cash used of $755,000 primarily to cover payments for vessel drydocking costs in 2005.

Cash used for investing activities of $12.3 million was primarily for upgrade work on our Rail-Ferry Service assets (see further discussion on this upgrade work in the Rail-Ferry Service Expansion section below), offset slightly by the collection of related party note receivables from an unconsolidated entity, which owns cement carriers and in which we have a 26.1% interest.

Cash used for financing activities of $5.2 million included $4.7 million used for regularly scheduled payments of debt, $20 million used to repay draws on our line of credit made in 2004, and $16.8 million used to repurchase $17 million of our 7.75% Senior Notes at a discount, partially offset by $37.7 million in net proceeds received from our issuance in January of preferred stock.

As of June 30, 2005, $49.6 million was available on our $50 million revolving credit facility, which expires in December of 2009.

Preferred Stock Offering

 On January 6, 2005, we announced the completion of our public offering of 800,000 shares of 6.0% convertible exchangeable preferred stock with a liquidation preference of $50 per share, or $40 million in total.  The preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum, or $600,000 per quarter.  The preferred stock is initially convertible into two million shares of our common stock, equivalent to an initial conversion price of $20.00 per share of our common stock and reflecting a 34% conversion premium to the $14.90 per share closing price of our common stock on the New York Stock Exchange on December 29, 2004.  All shares of the preferred stock, which is a new series of our capital stock, were sold.

Debt and Lease Obligations

We have several vessels under operating leases, including three Pure Car/Truck Carriers, one LASH vessel, one Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel.  We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases.

The following is a summary of the scheduled maturities by period of our outstanding debt and lease obligations as of June 30, 2005:

	Jul. 1-
	Dec. 31,
Debt and lease obligations (000’s)	2005	2006	2007	2008	2009	Thereafter
Long-term debt (including current maturities)	$ 4,734	$ 9,468	$ 63,001	$ 7,468	$ 7,468	$ 44,325
Operating leases	9,396	19,088	18,962	16,907	15,936	75,622
Total by period	$ 14,130	$ 28,556	$ 81,963	$ 24,375	$ 23,404	$ 119,947

Debt Covenant Compliance Status

We are in compliance with all our restrictive covenants as of June 30, 2005.  We believe we will continue to meet these requirements throughout 2005, however if circumstances should change we believe we will be able to obtain waivers from our lenders, although we can give no assurance to that effect.

If our cash flow and capital resources are not sufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.

Dividend Payments

Our recently issued convertible preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum, which are payable at the rate of $600,000 per quarter, commencing March 31, 2005.  The payment of preferred stock dividends is at the discretion of our board of directors.  The certificate of designations that governs our convertible exchangeable preferred stock, and the indenture that will govern any notes that may be exchanged for that stock, each provide that we will not, prior to December 31, 2007, declare or pay any dividends on our common stock.  On and after December 31, 2007, we will no longer be prohibited from paying dividends on our common stock, and the payment of dividends on our common stock will again be at the discretion of our board of directors, subject to funds being legally available for the payment of dividends, the other restrictions in the certificate of designations and any restrictions in our then-existing debt agreements.

Rail-Ferry Service Expansion

We are in the process of adding a second deck to each of the two vessels operating in our Rail-Ferry Service in order to essentially double their capacity, as well as make improvements to the terminals in Louisiana and Mexico and invest in a transloading and storage facility.  We anticipate our cost of these upgrades, net of contributions from the State of Louisiana and City of New Orleans, to be approximately $29 million.  As of June 30, 2005, we have spent a total of $14.1 million, including $5.8 million on the second decks and $8.3 million on improvements to the terminal in New Orleans, Louisiana.  Of the $8.3 million spent on improvements to the terminal in Louisiana, we were reimbursed $6.3 million from the State of Louisiana and City of New Orleans in July of 2005.  Our Balance Sheet will reflect the gross cost of these leasehold improvements, which will be amortized over 10 years, the term of the lease.  The amounts reimbursed to us by the State of Louisiana and the City of New Orleans will be recorded as deferred credits and amortized into our income statement as other revenue over the lease term.

We believe that these additions will significantly reduce our cost per unit of cargo carried and significantly increase our cash flow, but only if we are able to book substantially all of the additional capacity, and we can give no assurance at this time that we will be successful in doing so.  We believe that the market will sustain these vessels for the foreseeable future; however, in the unlikely event that market conditions change, the vessels could be reassigned to other business subject to retrofitting.  We expect the decks to be installed by the end of the year.

Over-The-Road Car Transportation Truck Company

Our service provides automobile transportation using our haul-away car carrying trucks.   During the second quarter of 2004, we acquired ten additional trucks in anticipation of higher car hauling volumes.  These have not materialized due in part to significantly lower volumes from our contract with one of our customers due to their loss of market share and under utilization of our trucks due to a lack of drivers, which is an industry-wide problem.  We have decided to divest our over-the-road car transportation truck company and, therefore, we sold the haul-away car carrying trucks related to that business in July resulting in a loss of approximately $760,000, which will be recognized in the third quarter.

Purchase of Pure Car/Truck Carrier

On June 30, 2005, we signed a letter of intent to purchase a PCTC during 2005.  Although we are still negotiating the terms and conditions of the documents prepared pursuant to said letter of intent, we currently expect to take delivery of the vessel in September of 2005 and concurrently time charter the vessel out on a long-term contract.  The additional MSP operating agreement we were awarded at the beginning of 2005, which will be effective October 1, 2005, will be assigned to this vessel.

Cargo Transfer Facility

Early in the third quarter, we informed the lessor of our facility in Memphis, Tennessee, that we intend to terminate that lease, which is currently through May of 2008, by the end of September of 2005.  We will attempt to sell our assets associated with that facility to partially offset the cost of the termination.  The impact of the lease termination and the sale of the assets on net income will be dependent on our ongoing negotiations with the lessor and our ability to sell the assets as well as the amount of proceeds received from any sale.  However, the impact on net income could be significant.

Coal Carrier Contract

Our Coal Carrier is operated under a time charter by which the charterer is obligated to utilize the vessel for 210 days each year at a primary charter rate and any utilization for additional days is at a lower secondary charter rate.  During 2005, the charterer chose to fully utilize the vessel during the first half of the year, which was at the higher primary rate, and has also notified us that they do not currently intend to operate the vessel past the contractual 210-day period, which will end during the third quarter.  If the charterer chose to continue operating the vessel past that period, it would be at the lower secondary charter rates, which would result in significantly lower gross voyage profit from this vessel as compared to the first half of the year.  Based on the notification from the charterer, we are currently pursuing business for our vessel with other commercial customers beginning in the third quarter when that 210-day period ends.  We expect the freight rates with other commercial customers to be lower than the primary rates earned during the first half of the year, and cannot guarantee whether they will be comparable to the secondary rates that would have been earned if the charterer continued to operate the vessel.

Maritime Security Program Operating Agreements

In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships industry-wide eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all to be effective on October 1, 2005.  Annual payments for each vessel in the new MSP program will be $2.6 million in years 2006 to 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015.  On October 15, 2004, we filed applications to extend our seven MSP operating agreements for another 10 years, all of which were effectively grandfathered in the MSP reauthorization.  On January 12, 2005, we were awarded one additional MSP operating agreement, effective October 1, 2005, for a total of eight MSP operating agreements.  The PCTC that we will acquire in the third quarter of 2005 will be assigned to this eighth MSP operating agreement.

Environmental Issues

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

New Accounting Pronouncements

In December of 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosures are no longer an alternative.  Statement No. 123(R) was initially effective for periods beginning after June 15, 2005.  In April of 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of Statement No. 123(R) for calendar year companies until the beginning of 2006.  We plan to adopt Statement No. 123(R) on January 1, 2006.

Statement No. 123(R) permits public companies to adopt its requirements using either a modified prospective method or a modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the pro forma amounts previously disclosed in the footnotes.  Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.  We plan to adopt using the modified prospective method.

As permitted by Statement No. 123, we account for share-based payments to employees using APB Opinion No. 25 and no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards, although it will have no impact on our overall financial position.   However, the impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E – Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in our December 31, 2004 Form 10-K.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at June 30, 2005, approximated carrying value due to the short-term maturities of these investments.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt at June 30, 2005, including current maturities, was estimated to be $137.9 million compared to a carrying value of $136.4 million.  The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at June 30, 2005, would be approximately $820,000 or 0.6% of the carrying value.

Commodity Price Risk

As of June 30, 2005, we have no commodity swap agreements to manage our exposure to price risk related to the purchase of the estimated 2005 fuel requirements for our Liner Service or Rail-Ferry Service segments.  If we had such an arrangement, it would be structured to reduce our exposure to increases in fuel prices, however, it would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period July 1, 2004 through June 30, 2005 would have resulted in an increase of approximately $3.3 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.54 in our earnings per share based on the shares of our common stock outstanding as of June 30, 2005, assuming that none of the price increase could have been passed on to our customers through fuel cost surcharges during the same period.

Foreign Exchange Rate Risk

There were no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as that phrase is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting them to material information required to be disclosed in our periodic filings with the Securities and Exchange Commission (“SEC”), and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The matters voted upon and results of the voting at the Company's Annual Meeting of Shareholders held on April 27, 2005, were reported in response to Item 4 of the Company's Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended March 31, 2005, and are incorporated herein by reference.

ITEM 6.  EXHIBITS

(a)

EXHIBIT INDEX

Exhibit Number

Description

Part II Exhibits:

            3.1

Restated Certificate of Incorporation of the

Registrant (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference)

3.2

By-Laws of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference)

10.1

Amended and Restated Death Benefit Agreement between Registrant and Erik F. Johnsen

10.2

Death Benefit Agreement between Registrant and Niels W. Johnsen

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

INTERNATIONAL SHIPHOLDING CORPORATION

/s/ Manuel G. Estrada

_____________________________________________

Manuel G. Estrada

Vice President and Chief Financial Officer

Date:  August 12, 2005