Form 10-Q
period 2005-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 2005-11-14
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Common Stock  $1 Par Value       6,082,887 shares       (September 30, 2005)

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$ 63,561	$ 67,582	$ 200,115	$ 196,088

Operating Expenses:
Voyage Expenses	53,703	57,893	161,742	160,745
Vessel and Barge Depreciation	5,656	4,556	16,500	13,563

Gross Voyage Profit	4,202	5,133	21,873	21,780

Administrative and General Expenses	3,846	3,441	12,184	10,149
Loss (Gain) on Sale of Other Assets	29	-	(584)	7

Operating Income	327	1,692	10,273	11,624

Interest and Other:
Interest Expense	2,105	2,574	6,860	7,920
(Gain) Loss on Sale of Investment	(355)	-	(355)	623
Investment Income	(198)	(183)	(803)	(430)
(Gain) Loss on Early Extinguishment of Debt	-	-	(74)	46
	1,552	2,391	5,628	8,159

(Loss) Income from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net (Loss) Income
of Unconsolidated Entities	(1,225)	(699)	4,645	3,465

(Benefit) Provision for Income Taxes:
Current	58	(79)	175	131
Deferred	(1,157)	(126)	(530)	1,242
State	4	7	20	21
	(1,095)	(198)	(335)	1,394

Equity in Net (Loss) Income of Unconsolidated
Entities (Net of Applicable Taxes)	(118)	869	3,342	3,030

(Loss) Income from Continuing Operations	(248)	368	8,322	5,101

Loss from Discontinued Over-the-Road Transportation Operations
(Net of Applicable Taxes)	(597)	(148)	(1,101)	(156)

Net (Loss) Income	$ (845)	$ 220	$ 7,221	$ 4,945

Preferred Stock Dividends	600	-	1,767	-

Net (Loss) Income Available to Common Stockholders	$ (1,445)	$ 220	$ 5,454	$ 4,945

Basic and Diluted Earnings Per Common Share:

Net (Loss) Income Available to Common Stockholders - Basic
Continuing Operations	$ (0.14)	$ 0.06	$ 1.08	$ 0.84
Discontinued Operations	(0.10)	(0.02)	(0.18)	(0.03)
	$ (0.24)	$ 0.04	$ 0.90	$ 0.81

Net (Loss) Income Available to Common Stockholders - Diluted
Continuing Operations	$ (0.14)	$ 0.06	$ 1.07	$ 0.84
Discontinued Operations	(0.10)	(0.02)	(0.18)	(0.03)
	$ (0.24)	$ 0.04	$ 0.89	$ 0.81

Weighted Average Shares of Common Stock Outstanding:
Basic	6,082,887	6,082,887	6,082,887	6,082,887
Diluted	6,117,594	6,088,036	6,109,864	6,092,536

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	September 30,	December 31,
ASSETS	2005	2004

Current Assets:
Cash and Cash Equivalents	$17,437	$10,513
Marketable Securities	6,875	6,138
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $165 and $146 in 2005 and 2004:
Traffic	14,578	20,953
Agents'	7,424	3,509
Claims and Other	14,011	5,135
Federal Income Taxes Receivable	278	459
Deferred Income Tax	27	187
Net Investment in Direct Financing Leases	3,777	2,337
Other Current Assets	4,814	4,756
Material and Supplies Inventory, at Lower of Cost or Market	3,220	3,239
Current Assets Held for Disposal	55	89
Total Current Assets	72,496	57,315

Investment in Unconsolidated Entities	16,510	11,115

Net Investment in Direct Financing Leases	75,312	46,776

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	357,092	348,307
Leasehold Improvements	27,619	-
Other Equipment	2,077	7,082
Furniture and Equipment	3,465	3,624
	390,253	359,013
Less - Accumulated Depreciation	(144,871)	(129,560)
	245,382	229,453

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $17,021 and $16,374 in 2005 and 2004, Respectively	11,280	14,809
Acquired Contract Costs, Net of Accumulated Amortization
of $23,977 and $22,886 in 2005 and 2004, Respectively	6,548	7,640
Restricted Cash	6,541	6,541
Due from Related Parties	213	2,535
Other	8,585	8,864
	33,167	40,389

	$442,867	$385,048

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$12,135	$9,468
Accounts Payable and Accrued Liabilities	46,336	30,197
Total Current Liabilities	58,471	39,665

Billings in Excess of Income Earned and Expenses Incurred	926	4,723

Long-Term Debt, Less Current Maturities	153,884	168,622

Other Long-Term Liabilities:
Deferred Income Taxes	15,212	15,222
Other	35,535	21,362
	50,747	36,584

Convertible Exchangeable Preferred Stock	37,554	-

Stockholders' Investment:
Common Stock	6,756	6,756
Additional Paid-In Capital	54,450	54,450
Retained Earnings	88,169	82,715
Treasury Stock	(8,704)	(8,704)
Accumulated Other Comprehensive Income	614	237
	141,285	135,454

	$442,867	$385,048

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash Flows from Operating Activities:
Net Income	$ 7,221	$ 4,945
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	17,185	14,422
Amortization of Deferred Charges and Other Assets	5,981	5,735
Provision for Deferred Federal Income Taxes	(1,132)	1,158
Equity in Net Income of Unconsolidated Entities	(3,342)	(3,030)
Distributions from Unconsolidated Entities	2,283	3,043
(Gain) Loss on Sale of Other Assets	(584)	7
Loss on Sale of Assets from Discontinued Operations	741	-
(Gain) Loss on Early Extinguishment of Debt	(74)	46
(Gain) Loss on Sale of Investment	(355)	623
Changes in:
Accounts Receivable	(1,218)	6,863
Inventories and Other Current Assets	(309)	522
Deferred Drydocking Charges	(1,312)	(5,751)
Other Assets	553	1,049
Accounts Payable and Accrued Liabilities	3,770	(6,245)
Federal Income Taxes Payable	(159)	(819)
Billings in Excess of Income Earned and Expenses Incurred	(3,797)	(3,462)
Other Long-Term Liabilities	925	(1,590)
Net Cash Provided by Operating Activities	26,377	17,516

Cash Flows from Investing Activities:
Net Investment in Direct Financing Leases	(29,976)	1,594
Additions to Vessels, Leasehold Improvements, and Other Assets	(26,809)	(1,802)
Proceeds from Sale of Other Assets	3,750	-
Purchase of and Proceeds from Short Term Investments	(242)	(2,273)
Investment in Unconsolidated Entities	(2,766)	-
Net Decrease in Restricted Cash Account	-	865
Collection of Related Party Note Receivable	2,400	-
Other Investing Activities	(78)	113
Net Cash Used by Investing Activities	(53,721)	(1,503)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	34,000	1,000
Proceeds from Issuance of Preferred Stock	37,725	-
Repayment of Debt	(46,071)	(13,879)
Additions to Deferred Financing Charges	(58)	(68)
Preferred Stock Dividends Paid	(1,767)	-
Reimbursements for Leasehold Improvements	10,559	-
Other Financing Activities	(120)	(16)
Net Cash Provided (Used) by Financing Activities	34,268	(12,963)

Net Increase in Cash and Cash Equivalents	6,924	3,050
Cash and Cash Equivalents at Beginning of Period	10,513	8,881

Cash and Cash Equivalents at End of Period	$ 17,437	$ 11,931

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by U.S. generally accepted accounting principles for complete financial statements.   The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2004.  We have made certain reclassifications to prior period financial information in order to conform to current year presentation.

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

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for the pension plan:

(All Amounts in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:	2005	2004	2005	2004
Service cost	$ 167	$ 137	$ 501	$ 411
Interest cost	312	308	936	924
Expected return on plan assets	(360)	(346)	(1,080)	(1,038)
Amortization of prior service cost	-	2	-	6
Amortization of net actuarial loss	53	23	159	69
Net periodic benefit cost	$ 172	$ 124	$ 516	$ 372

The following table provides the components of net periodic benefit cost for the postretirement benefits plan:

(All Amounts in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:	2005	2004	2005	2004
Service cost	$ 22	$ 19	$ 67	$ 57
Interest cost	134	147	402	441
Amortization of prior service cost	(5)	-	(16)	-
Amortization of net actuarial loss	32	25	98	75
Net periodic benefit cost	$ 183	$ 191	$ 551	$ 573

We anticipate having to make a contribution to our pension plan in 2005, but have not yet determined the amount.  We will not make a contribution to our postretirement benefits plan in 2005.

In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 (“Act”) was signed into law.  In addition to including numerous other provisions that have potential effects on an employer’s retiree health plan, the Act includes a special subsidy beginning in 2006 for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit.  In May of 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements, and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits.  We have determined that our plan is actuarially equivalent and as such we qualify for this special subsidy.  The effect of our future savings from this law reduced the December 31, 2004 estimate of our accumulated postretirement benefit obligation by approximately $2.3 million, which will result in a decrease in our annual net periodic benefit cost for periods beginning January 1, 2005.  For 2005, that reduction is currently estimated to be approximately $250,000, of which $187,500 relates to the first nine months of 2005.

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

We do not allocate administrative and general expenses, investment income, gains or losses on early extinguishment of debt, equity in net income of unconsolidated entities, income taxes, or losses from discontinued operations to our segments.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.

The following table presents information about segment profit and loss for the three months ended September 30, 2005 and 2004:

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elimination	Total
2005
Revenues from External Customers	$ 23,706	$ 33,091	$ 4,016	$ 2,429	$ 319	-	$ 63,561
Intersegment Revenues	-	-	-	-	3,089	(3,089)	-
Vessel and Barge Depreciation	835	3,233	604	979	5	-	5,656
Gross Voyage Profit (Loss)	659	4,676	1,112	(2,328)	83	-	4,202
Interest Expense	78	1,496	170	332	29	-	2,105
Gain (Loss) on Sale of Other Assets	44	-	-	-	(73)	-	(29)
Segment Profit (Loss)	625	3,180	942	(2,660)	(19)	-	2,068
2004
Revenues from External Customers	$ 25,725	$ 29,585	$ 4,018	$ 3,939	$ 4,315	-	$ 67,582
Intersegment Revenues	-	-	-	-	3,115	(3,115)	-
Vessel and Barge Depreciation	859	2,332	604	729	32	-	4,556
Gross Voyage Profit (Loss)	(1,191)	7,432	1,013	(1,664)	(457)	-	5,133
Interest Expense	188	1,487	370	480	49	-	2,574
Segment Profit (Loss)	(1,379)	5,945	643	(2,144)	(506)	-	2,559

The following table presents information about segment profit and loss for the nine months ended September 30, 2005 and 2004:

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elimination	Total
2005
Revenues from External Customers	$ 73,655	$ 102,854	$ 12,230	$ 9,773	$ 1,603	-	$200,115
Intersegment Revenues	-	-	-	-	9,335	(9,335)	-
Vessel and Barge Depreciation	2,544	9,692	1,813	2,437	14	-	16,500
Gross Voyage Profit (Loss)	468	21,751	3,432	(4,485)	707	-	21,873
Interest Expense	402	4,485	834	1,085	54	-	6,860
Gain on Sale of Other Assets	584	-	-	-	-	-	584
Segment Profit (Loss)	650	17,266	2,598	(5,570)	653	-	15,597
2004
Revenues from External Customers	$ 71,332	$ 87,086	$ 12,048	$ 11,923	$ 13,699	-	$196,088
Intersegment Revenues	-	-	-	-	9,344	(9,344)	-
Vessel and Barge Depreciation	2,570	6,898	1,813	2,187	95	-	13,563
Gross Voyage Profit (Loss)	(429)	22,144	3,737	(3,382)	(290)	-	21,780
Interest Expense	614	4,533	1,140	1,476	157	-	7,920
Loss on Sale of Other Assets	-	-	-	-	(7)	-	(7)
Segment Profit (Loss)	(1,043)	17,611	2,597	(4,858)	(454)	-	13,853

Segment assets for the Rail-Ferry Service have increased by approximately $36 million during the first nine months of 2005 due to construction of second decks to be added to each of the two vessels operating in this service, improvements to the terminals in Louisiana and Mexico, and an investment in a transloading and storage facility located in New Orleans.  As of September 30, 2005, we have received reimbursement from the Statement of Louisiana (the “State”) and the City of New Orleans (the “City”) of $10.5 million of the costs incurred and have recorded receivables of approximately $5.2 million for additional reimbursements from the State and City, who are funding a portion of the cost related to the terminal in Louisiana and the transloading and storage facility in New Orleans.  The costs associated with the Louisiana terminal are reported in Leasehold Improvements on our Balance Sheet as of September 30, 2005, and the reimbursements to us from the State and the City are recorded as deferred credits.  The Leasehold Improvements and deferred credits will be amortized over the lease term, which began in the third quarter of 2005.

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total Profit for Reportable Segments	$ 2,068	$ 2,559	$ 15,597	$ 13,853
Unallocated Amounts:
Administrative and General Expenses	(3,846)	(3,441)	(12,184)	(10,149)
Gain (Loss) on Sale of Investment	355	-	355	(623)
Investment Income	198	183	803	430
Gain (Loss) on Early Extinguishment of Debt	-	-	74	(46)
Income from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in
Net Income (Loss) of Unconsolidated Entities	$ (1,225)	$ (699)	$ 4,645	$ 3,465

Note 4.  Unconsolidated Entities

In the fourth quarter of 2003, through our wholly-owned subsidiary, we acquired a 50% investment in Dry Bulk Cape Holding Inc. ("Dry Bulk"), which owns two cape-size bulk carrier vessels built in 2002 and 2003.  We account for our investment in Dry Bulk under the equity method, and as such our share of the earnings or losses of Dry Bulk is reported as equity in net income (loss) of unconsolidated entities, net of taxes, in our consolidated statements of income.  For the three and nine months ended September 30, 2005, our (loss) earnings from this investment, net of taxes, were ($336,000) and $1.8 million, respectively.  The loss of $336,000 for the three month period included a tax provision of $943,000 caused by the decision to repatriate the earnings from this unconsolidated subsidiary, which was made during the third quarter of 2005.  Prior to this decision, it was our intent to permanently reinvest the earnings of this investment.  For the three and nine months ended September 30, 2004, our earnings from this investment, net of taxes, were $593,000 and $2.3 million, respectively.  We have received cash distributions of earnings from Dry Bulk of $1.5 million in 2005 and $4.1 million in 2004.

Our wholly-owned subsidiary is a guarantor of a portion of the outstanding debt of Dry Bulk.  The guarantee is for the full remaining term of the debt, which was seven years as of December 31, 2004.  Performance by our subsidiary under the guarantee would be required in the event of default by Dry Bulk on the debt.  International Shipholding Corporation has delivered a promissory note in the amount of $31.8 million to the wholly-owned subsidiary, on which the subsidiary may demand payment if necessary to perform its obligations under the guarantee.  The subsidiary has assigned the promissory note to the lenders to secure the subsidiary's obligations under the guarantee.  The portion of the outstanding debt that the subsidiary guarantees was $28.5 million at September 30, 2005.  The estimated fair value of the non-contingent portion of the guarantee is immaterial.

The unaudited combined condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2005	2004	2005	2004
Operating Revenue	$ 2,988	$ 4,210	$ 11,774	$ 14,138
Operating Income	$ 1,758	$ 2,634	$ 7,486	$ 9,515
Net Income	$ 1,034	$ 1,822	$ 5,013	$ 7,058

Our share of earnings from this investment was a loss of $336,000 for the three months ended September 30, 2005, because it included a tax provision of $943,000.  This provision was caused by the decision to repatriate the earnings from this unconsolidated subsidiary, which was made during the third quarter of 2005.  Prior to this decision, it was our intent to permanently reinvest the earnings of this investment.  Early in the fourth quarter of 2005, we received a cash distribution of 2005 earnings from Dry Bulk of $1.5 million.

Note 5.  Earnings Per Share

Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Stock options covering 475,000 shares were included in the computation of diluted earnings per share for all 2005 and 2004 periods presented.

Note 6.  Comprehensive Income

The following table summarizes components of comprehensive (loss) income for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
(Amounts in Thousands)	2005	2004
Net (Loss) Income	$ (845)	$ 220
Other Comprehensive (Loss) Income:
Recognition of Unrealized Holding Gain on Marketable	(85)	-
Securites Net of Deferred Taxes of ($46)
Unrealized Holding Gain on Marketable Securites, Net
of Deferred Taxes of $64 and $21, Respectively	118	40
Net Change in Fair Value of Derivatives, Net of Deferred	271	350
Taxes of ($5) and $188, Respectively
Total Comprehensive (Loss) Income	$ (541)	$ 610

The following table summarizes components of comprehensive income for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
(Amounts in Thousands)	2005	2004
Net Income	$ 7,221	$ 4,945
Other Comprehensive Income:
Recognition of Unrealized Holding (Gain) Loss on Marketable	(85)	402
Securities, Net of Deferred Taxes of ($46) and $216, Respectively
Unrealized Holding Gain (Loss) on Marketable Securities, Net	176	(52)
of Deferred Taxes of $95 and ($28), Respectively
Net Change in Fair Value of Derivatives, Net of Deferred	286	681
Taxes of $6 and $367, Respectively
Total Comprehensive Income	$ 7,598	$ 5,976

Note 7.  Income Taxes

Under previous United States tax law, U.S. companies such as ours and their domestic subsidiaries generally were taxed on all income, which in our case includes income from shipping operations, whether derived in the United States or abroad.  With respect to any foreign subsidiary in which we hold more than a 50 percent interest (referred to in the tax laws as a controlled foreign corporation, or “CFC”), we were treated as having received a current taxable distribution of our pro rata share of income derived from foreign shipping operations.

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

Because we made the tonnage tax election referred to above, our gross income for United States income tax purposes with respect to our eligible U.S. flag vessels for 2005 and subsequent years will not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of our qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.  Our taxable income with respect to the operations of our eligible U.S. flag vessels is based on a “daily notional taxable income,” which is taxed at the highest corporate income tax rate.  The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons.  The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in United States foreign trade.

Also as a result of the Jobs Creation Act, the taxable income from the shipping operations of CFCs will generally no longer be subject to United States income tax until that income is repatriated.  As of December 31, 2004, our CFCs had an accumulated deficit of $12.4 million.  We recorded a valuation allowance for 100% of the related tax benefits and until the CFCs earn enough income to fully recoup this accumulated deficit, no net income tax provision or benefit is expected related to these CFCs.

The Jobs Creation Act also provides the ability to lower the effective tax rate for our CFCs for 2005 only under the “one-time dividends received exclusion.”  Although income received by a U.S. parent company from a CFC in the form of dividends during 2005 less than the average amount repatriated in recent years will be taxed at the statutory rate of 35%, only 15% of the income above that amount will be taxed at the statutory rate of 35%, as 85% of that income is excluded from taxable income.  In our case, this would result in an effective tax rate of 5.25% on dividends in excess of the average amount repatriated in recent years.  We do not expect the average amount of dividends from these CFC’s that we will repatriate in 2005 to exceed the average amount repatriated in recent years.  Therefore, this exclusion does not have an impact on our effective tax rate for 2005.

Primarily because of the changes resulting from the Jobs Creation Act as discussed above, our federal tax benefit on our (loss) income from continuing operations for the three and nine month periods ended September 30, 2005, varied significantly from the federal tax (benefit) provision that would have been recorded using our statutory federal tax rate of 35%.  For the three month period ended September 30, 2005, we recorded a benefit of $1.1 million on our $1.2 million loss from continuing operations before benefit for income taxes and equity in net loss of unconsolidated entities.  The tax benefit was primarily related to losses generated by subsidiaries whose vessels do not qualify for tonnage tax treatment that were taxed at the statutory rate of 35%.  Those losses were partially offset by income from subsidiaries whose vessels qualify for the tonnage tax treatment.  Those companies had an effective tax rate of 2% for the period, which resulted in a consolidated net tax benefit substantially higher than would have been reported using the 35% statutory rate.

For the nine month period ended September 30, 2005, we recorded a benefit of $335,000 on our $4.6 million of income from continuing operations before benefit for income taxes and income from unconsolidated entities.  The tax benefit was primarily related to losses generated by one of our subsidiaries whose vessels do not qualify for tonnage tax treatment that was taxed at the statutory rate of 35%.  Those losses were offset by income from subsidiaries whose vessels qualify for tonnage tax treatment, resulting in consolidated income from continuing operations before benefit for income taxes and net income from unconsolidated entities.  However, income from our subsidiaries whose ships qualify for tonnage tax treatment had an effective tax rate of 2% for the period, which only slightly offset the tax benefit on the losses generated by the subsidiary whose ships do not qualify for tonnage tax treatment.  This resulted in a consolidated net tax benefit for a period in which we reported consolidated pre-tax income.

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

Note 9.  New Accounting Pronouncements

In December of 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosures are no longer an alternative.  Statement No. 123(R) was initially effective for periods beginning after June 15, 2005.  In April of 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of Statement No. 123(R) for calendar year public companies until the beginning of 2006.  We plan to adopt Statement No. 123(R) on January 1, 2006.

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

As permitted by Statement No. 123, we account for share-based payments to employees using APB Opinion No. 25 and as such no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards, although it will have no impact on our overall financial position.   The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E – Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in our December 31, 2004 Form 10-K.

Note 10.  Discontinued Operations

During the third quarter of 2005, we sold the assets associated with our Over-the-Road Car Transportation Truck Company.  The decision to sell these assets was primarily the result of a recent decrease in the volume of business available due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.

The sale of these assets was completed in July of 2005 and all proceeds were received and all associated costs were incurred before the end of the third quarter.  The carrying value of those assets before the sale was approximately $3.6 million; costs associated with the sale were $187,000; and net proceeds were $3.1 million resulting in a net loss before taxes of $741,000.  The losses for the nine month period ended September 30, 2005, include provisions for claims we expect to settle in the short term.

The components of Loss from Discontinued Over-the-Road Transportation Operations as reported on the income statements for the periods presented are described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2005	2004	2005	2004
Discontinued operations:
Loss from operations	$ (135)	$ (210)	$ (962)	$ (241)
Loss on disposal of assets	(741)	-	(741)	-
Tax benefit	279	62	602	85
	$ (597)	$ (148)	$ (1,101)	$ (156)

Revenues associated with these operations for the nine month periods ended September 30, 2005 and 2004 were $2.5 million and $3.4 million, respectively.  Revenues for the three month periods ended September 30, 2005 and 2004 were $407,000 and $1.2 million, respectively.  The Over-the-Road Car Carrying Truck Company has been reported in the “Other” segment in previous periods.

Note 11.  Direct Financing Lease

We acquired a Pure Car/Truck Carrier near the end of the third quarter for approximately $31.6 million plus reflagging and predelivery expenses that was flagged under the U.S. Flag and fixed on a long-term charter and accounted for the transaction as a direct financing lease.  The payments received from the charterer will be reported as revenue, and the total cost, which is reported in Net Investment in Direct Financing Leases on our Consolidated Condensed Balance Sheet as of September 30, 2005, will be amortized as a reduction of that revenue over the same term beginning in the fourth quarter of 2005.

Note 12.  Subsequent Events

On October 28, 2005, we signed a financing commitment for $14 million with a seven-year term that we expect to close during the fourth quarter of 2005.  We intend to use the proceeds to fund a portion of our costs incurred to expand our Rail-Ferry Service.   Early in November, we also entered into an interest rate swap agreement associated with this transaction that fixes the interest rate for the seven-year term.  The notional amount of the swap agreement and the amortization schedule are consistent with those of the financing agreement.

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

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business and asset dispositions; (5) estimated losses attributable to asbestos claims; (6) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (7) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (8) our ability to remain in compliance with our debt covenants; (9) anticipated trends in government sponsored cargoes; (10) our ability to maintain or increase our government subsidies; (11) the anticipated improvement in the results of our Rail-Ferry Service; (12) the estimated effect on our results of operations and tax rates of the American Jobs Creation Act of 2004; (13) the effects of Hurricanes Katrina and Rita on our results of operations; and (14) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ from those projected or assumed in our forward-looking statements, and those variations could be material.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties.  Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, (1) political events in the United States and abroad, including terrorism, and the U.S. military's response to those events; (2) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (3) charter hire rates and vessel utilization rates; (4) unanticipated trends in operating expenses such as fuel and labor costs; (5) trends in interest rates, and the availability and cost of capital to us; (6) the frequency and severity of claims against us, unanticipated court results, and changes in laws and regulations; (7) our success in renewing existing contracts and securing new ones, in each case on favorable economic terms; (8) unplanned maintenance and out-of-service days; (9) the ability of customers to fulfill their obligations to us; (10) the performance of our unconsolidated subsidiaries; (11) our ability to effectively handle our substantial leverage by servicing, and meeting the covenant requirements in, each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others; and (12) the effects of the weather on the operations of our ships.

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

Executive Summary

Our net loss for the three months ended September 30, 2005 was $845,000, including a loss of $597,000 from discontinued operations, as compared to net income of $220,000 for the three months ended September 30, 2004.  For the first nine months of 2005, net income was $7.221 million as compared to $4.945 million for the same period of 2004.  Net loss to common stockholders for the third quarter was $1.445 million after dividends of $600,000 on our preferred stock.  For the nine month period ended September 30, 2005, net income to common stockholders was $5.454 million after dividends of $1.767 million on our preferred stock.

Hurricanes Katrina and Rita impacted our operating results for the three and nine month periods ended September 30, 2005.  These storms devastated south Louisiana in general, and New Orleans in particular, the location of our corporate headquarters.  As a direct result of the hurricanes, our Rail-Ferry Service normally operating between New Orleans and Mexico was suspended temporarily.  We expect to reactivate that service on a limited basis in mid-November, so the suspension will also affect our fourth quarter results.  Additionally, our foreign flag TransAtlantic and U.S. flag LASH Liner services experienced significant scheduling delays as a result of port and waterway closures caused by Hurricane Rita during the third quarter that will further impact results in the fourth quarter while the vessels are being properly spaced.  We were also forced to temporarily relocate our New Orleans headquarters and office staff, primarily to Baton Rouge, Louisiana, and Houston, Texas.  Revenues lost and direct costs incurred during the quarter associated with these disruptions, delays, and relocations were approximately $1.8 million before taxes.  This loss was partially offset by cost reductions of $375,000 at our LASH barge maintenance facilities, which processed fewer barges than usual with a reduced workforce because of the hurricanes.  We estimate that the net impact as a result of the hurricanes for the quarter was an after tax loss of approximately $1 million.

We concluded the sale of the assets of our Over-the-Road Car Transportation Truck Company and ceased those operations in the third quarter and incurred a net loss from those discontinued operations of $597,000 for the quarter.

Our U.S. Flag Coal Carrier produced lower profits in the nine and three month periods of 2005 as compared to 2004 as the prime charterer fulfilled its annual obligation earlier this year than last year, which resulted in the vessel being placed in lay-up for twenty (20) days awaiting other employment opportunities.  The vessel was operating on alternative third party employment at the end of the quarter.

The aforementioned negative effects on the results during the quarter were partially offset by improvements in our Liner services resulting from increases in the volume of cargo shipped as compared to the same periods of 2004 despite delays caused by hurricanes.  The results for the quarter were also higher than last year due to the gross voyage profit associated with the container vessels acquired late in 2004 and the sale of marketable securities for a gain.

The improvement in the first nine months of 2005 included a before tax gain of $1.225 million from our share on the sale of a cement carrier vessel in the first quarter of 2005 of which we owned a 26.1% share.  Additionally, interest expense decreased in the nine month period of 2005 due to prepayments of debt, including repurchase of some of our 7.75% senior notes and regularly scheduled payments on outstanding debt.

Our income taxes for the quarter and nine month period ended September 30, 2005 were significantly lower than in the same periods of 2004 as a result of the tonnage tax treatment of our U.S. Flag international operations under the Jobs Creation Act.  Our income tax benefit related to continuing operations before equity in net (loss) income of unconsolidated entities was $1.1 million and $335,000, respectively, for the quarter and nine month period ended September 30, 2005.  Our income tax provision for the same periods would have been approximately $666,000 and $2.0 million higher, respectively, if we were still subject to pre-American Jobs Creation Act tax rates.

We acquired another modern high specification Pure Car/Truck Carrier (“PCTC”) during the quarter, which has been flagged under the U.S. Flag and has been fixed on a long-term charter.  After this acquisition, the Company now operates five U.S. Flag PCTC’s. This newly acquired PCTC was assigned to our eighth Maritime Security Program (“MSP”) operating agreement, which we were awarded early this year.

NINE MONTHS ENDED SEPTEMBER 30, 2005

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Gross Voyage Profit

Gross voyage profit was $21.9 million in the first nine months of 2005 and approximately the same amount in the first nine months of 2004.  The changes in gross voyage profit for each of our segments are discussed below.

Liner Services:

Gross voyage profit for this segment was $468,000 in the first nine months of 2005 as compared to a loss of $429,000 in the first nine months of 2004.  Increases in gross voyage profit, which were due to stronger cargo volumes and a more profitable cargo mix for both the foreign flag TransAtlantic and U.S. Flag services, were partially offset by higher fuel and vessel operating expenses and costs associated with Hurricanes Katrina and Rita.  Increases in fuel costs during the year for our TransAtlantic service were substantially covered by fuel surcharges passed on to our customers.

When Hurricane Katrina struck New Orleans in late August, the ships operating in this service were not located in the Gulf of Mexico.  After Katrina, these ships berthed at Lake Charles, Louisiana, rather than New Orleans as an operating focal point.  Two of the ships in the Liner services were in, or in route to, the Port of Lake Charles when Hurricane Rita struck that area in September.  Although the ships safely weathered the impact of the storm, they experienced significant scheduling delays as a result of port and waterway closures.  The costs associated with diverting to Lake Charles and Baton Rouge and the delays and other incremental operating costs attributable to the hurricanes were approximately $571,000 through September 30, 2005.  These costs were partially offset by lower expenses at our LASH barge repair facilities where operations were significantly curtailed as a result of the hurricanes during the quarter.  We estimate that the net impact of the hurricanes for the Liner services through September 30, 2005, was $196,000.  The scheduling delays will also affect the fourth quarter gross profit as the ships are being spaced properly to resume a normal schedule.

Time Charter Contracts:  This segment’s gross voyage profit decreased slightly from $22.1 million in the first nine months of 2004 to $21.8 million in the first nine months of 2005 primarily due to a scheduled charterhire rate decrease on one of the PCTC’s during 2005 and lower results from our U.S. Flag Coal Carrier due to lower alternative third party employment rates as compared to the contract rates that we received from the charterer during the same period of 2004.  The charterer of the Coal Carrier fulfilled its base annual contractual obligation earlier in the year during 2005 than in 2004.  As a result, the ship was offhire for approximately 20 days during the third quarter, as the charterer chose not to utilize the ship at secondary contract rates after its annual obligation was fulfilled in 2005 while it did utilize it at those rates during 2004.  These decreases were substantially offset by gross profit from the two container ships acquired in December of 2004, which we simultaneously chartered-out.  Additionally, our U.S. Flag PCTCs carried more supplemental cargoes, which are in addition to the cargoes covered under the time charter agreements, during 2005 as compared to 2004.

Contracts of Affreightment:  Gross voyage profit for this segment decreased slightly from $3.7 million in the first nine months of 2004 to $3.4 million in the first nine months of 2005.

Rail-Ferry Service:  Gross voyage loss for this segment increased from $3.4 million in the first nine months of 2004 to $4.5 million in the first nine months of 2005.  The Rail-Ferry Service normally operates between New Orleans and Coatzacalcos, Mexico, but that service was temporarily suspended due to the effects of Hurricane Katrina.  We expect to return to operations with one ship rather than two in mid-November and expect the service to be operating with both ships by the end of the year.  We estimate that revenues lost through September 30, 2005, because of the suspension of service were approximately $779,000 and other costs related to the service interruption were approximately $323,000, resulting in an estimated impact of the hurricane on this service of approximately $1.1 million.

The service’s New Orleans transfer facility, rail yard, and vessel loading/unloading facility are intact and the railroads serving New Orleans are actively working to repair rail infrastructure and rail connections to New Orleans.  Costs to repair damages to the facility, including repairs to railcars in our possession at the time of the storm, that exceed the applicable deductible levels will be covered by insurance.

The service experienced some out of service days before Hurricane Katrina due to operational delays related to the move of our domestic operations from Mobile, Alabama, to New Orleans, Louisiana, that also contributed to the increased losses in the current nine month period as compared to last year. (See further discussion on this service in the Liquidity and Capital Resources section.)

Other:  Gross voyage profit for this segment was $707,000 in the first nine months of 2005 compared to a loss of $293,000 for the first nine months of 2004 primarily related to better current year results for our captive insurance company due to improved loss experience compared to last year.

The Over-the-Road Car Transportation Truck Company was reported in the “Other” segment in previous periods.  Those periods have been restated to remove the effects of those operations from the “Other” segment to reflect the reclassification from continuing to discontinued operations.

Other Income and Expense

Administrative and general expenses increased 20% from $10.1 million in the first nine months of 2004 to $12.2 million in the first nine months of 2005.  The increase in the current period is primarily a result of normal wage and benefit increases, bonus expenses, and higher fees for professional services.  The net cost associated with the displacement and relocation of the New Orleans office and staff is included in administrative and general expenses, but was not significant during the period.

The gain on sale of other assets for the first nine months of 2005 of $584,000 was related to the sale during the second quarter of certain of the LASH barges no longer required for the Liner services operations.

Interest expense decreased 13.4% from $7.9 million in the first nine months of 2004 to $6.9 million, net of capitalized interest of $243,000, in the first nine months of 2005.  The decrease resulted primarily from early debt repayments in the second half of 2004, repurchase of $17 million of our 7.75% Senior Notes in the second quarter of 2005, and regularly scheduled payments on outstanding debt, partially offset by higher interest rates in 2005.

The gain on sale of investment in the third quarter of 2005 of $355,000 was related to the sale of stock from our portfolio of investments.

Investment income of $803,000 earned during the first nine months of 2005 was higher than the $430,000 earned in the first nine months of 2004 primarily as a result of higher interest rates and an increase in the balance of funds invested in the current period, primarily due to cash proceeds received from the sale of preferred stock completed in January of 2005.

Income Taxes

In December of 2004, we made an election under the Jobs Creation Act (the”Act”) to have our qualifying U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  Primarily because of the changes resulting from the Act, our federal tax benefit on our income from continuing operations for the nine months ended September 30, 2005, varied significantly from the federal provision that would have been recorded using our statutory federal tax rate of 35%.  For the nine months ended September 30, 2005, we recorded a benefit of $335,000 on our $4.6 million of income from continuing operations before income from unconsolidated entities.  We would have recognized a tax provision during the period if we were still subject to the 35% statutory rate.  However, income from our subsidiaries whose ships qualify for tonnage tax treatment had an effective tax rate of only 2% for the period, which only slightly offset the tax benefit on the losses generated by a subsidiary whose ships do not qualify for tonnage tax treatment.  This resulted in a tax benefit for a period in which we reported pre-tax income.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased slightly from $3.0 million in the first nine months of 2004 to $3.3 million in the first nine months of 2005.

Our 50% investment in Dry Bulk, a company owning two Cape-Size Bulk Carriers, contributed $1.8 million in the first nine months of 2005, net of taxes of $943,000, compared to $2.3 million, net of $1.2 million in taxes, in the first nine months of 2004.  The tax provision was caused by the decision to repatriate the earnings from this unconsolidated subsidiary, which was made during the third quarter of 2005.  Prior to this decision, it was our intent to permanently reinvest the earnings of this investment.

Our minority interest in a Cement Carrier company contributed $1.6 million, net of $624,000 in taxes, in the first nine months of 2005 including a pre-tax gain of $1.2 million from our share of the sale of a Cement Carrier, compared to $693,000, net of $368,000 in taxes, in the first nine months of 2004.

Discontinued Operations

During the third quarter of 2005, we sold the assets associated with our Over-the-Road Car Transportation Truck company.  The decision to sell these assets was primarily the result of a recent decrease in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.

The sale of these assets was completed in July of 2005 and all proceeds were received and all associated costs were incurred before the end of the third quarter, resulting in a net loss before taxes of $741,000.   Losses from operations were $962,000 and $241,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Over-the-Road Car Transportation Truck Company was reported in the “Other” segment in previous periods.  Those periods have been restated to remove the effects of those operations from the “Other” segment to reflect the reclassification from continuing to discontinued operations.

THREE MONTHS ENDED SEPTEMBER 30, 2005

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Gross Voyage Profit

Gross voyage profit decreased slightly from $5.1 million in the third quarter of 2004 to $4.2 million in the third quarter of 2005.  The changes associated with each of our segments are discussed below.

Liner Services:  Gross voyage profit for this segment was $659,000 in the third quarter of 2005 as compared to a loss of $1.2 million in the third quarter of 2004.  Operating results for these services during the quarter were higher than in the same quarter of last year due to stronger cargo volumes and a more profitable cargo mix for both the foreign flag TransAtlantic and U.S. Flag services partially offset by higher fuel and vessel operating expenses and costs associated with Hurricanes Katrina and Rita as discussed earlier in this report.  Increases in fuel costs during the year for the TransAtlantic service were substantially covered by fuel surcharges passed on to our customers.

Time Charter Contracts:  The decrease in this segment’s gross voyage profit from $7.4 million in the third quarter of 2004 to $4.7 million in the third quarter of 2005 was associated with our Coal Carrier, scheduled reduction in charterhire rates for one of the PCTC’s, and lower volume of supplemental PCTC cargo in the quarter as compared to the same quarter last year.  These decreases were partially offset by gross voyage profit for the two container ships acquired in December of 2004, which were simultaneously chartered-out.  After the charterer completed their annual obligation during the quarter, our Coal Carrier was offhire for 20 days and then operated at lower alternative third party employment rates for the remainder of the third quarter of 2005, compared with its utilization at secondary contract rates by the charterer for a portion of the third quarter of 2004.

Contracts of Affreightment:  Gross voyage profit for this segment of $1.1 million in the third quarter of 2005 was comparable to the third quarter of 2004.

Rail-Ferry Service:  Gross voyage losses for this segment increased from $1.7 million in the third quarter of 2004 to $2.3 million in the third quarter of 2005.  As discussed earlier, the Rail-Ferry Service was temporarily suspended due to the effects of Hurricane Katrina and lost revenues of approximately $779,000, and other costs related to the service interruption were approximately $323,000, resulting in an impact of the hurricane on this service during the quarter of approximately $1.1 million.  Additionally, before Hurricane Katrina, the service was affected by delays associated with the move from Mobile, Alabama, to New Orleans.  These effects were offset partially by lower vessel operating expenses in the third quarter of 2005 as compared to the same period of 2004.  (See further discussion on this service in the Liquidity and Capital Resources section.)

Other:

Gross voyage profit for this segment improved from a loss of $457,000 in the third quarter of 2004 to a profit of $83,000 in the third quarter of 2005 primarily related to better current year results for our captive insurance company due to improved loss experience compared to last year.

The Over-the-Road Car Transportation Truck Company was reported in the “Other” segment in previous periods.  Those periods have been restated to remove the effects of those operations from the “Other” segment to reflect the reclassification from continuing to discontinued operations.

Other Income and Expense

Administrative and general expenses increased 11.8% from $3.4 million in the third quarter of 2004 to $3.8 million in the third quarter of 2005.  The increase in the current period is primarily a result of normal wage and benefit increases, bonus accruals, and higher fees for professional services.  The net cost associated with the displacement and relocation of the New Orleans office and staff is included in administrative and general expenses, but was not significant.

Interest expense decreased 18.2% from $2.6 million in the third quarter of 2004 to $2.1 million, net of capitalized interest of $133,000, in the third quarter of 2005.  The decrease resulted primarily from early debt repayments in the second half of 2004, repurchase of $17 million of our 7.75% Senior Notes in the second quarter of 2005, and regularly scheduled payments on outstanding debt, partially offset by higher interest rates in 2005.

The gain on sale of investment in the third quarter of 2005 of $355,000 was related to the sale of stock from our portfolio of investments.

Investment income of $198,000 earned during the third quarter of 2005 was comparable to the third quarter of 2004.

Income Taxes

As discussed earlier, as the result of our election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the new tonnage tax regime, and benefits provided to our foreign operations under the Act, our federal tax benefit on our loss from continuing operations for the three months ended September 30, 2005, varied significantly from the benefit that would have been recorded using our statutory federal tax rate of 35%.  We recorded a benefit of $1.1 million on our $1.6 million loss from continuing operations before equity in net loss of unconsolidated entities for the three month period.  The tax benefit was primarily related to losses generated by subsidiaries whose vessels do not qualify for tonnage tax treatment that were taxed at the statutory rate of 35%.  Those losses were partially offset by income from companies whose vessels qualify for the tonnage tax treatment.  Those companies had an effective tax rate of 2% for the period, which resulted in a net tax benefit substantially higher than would have been reported using a 35% statutory rate.

Equity in Net Income (Loss) of Unconsolidated Entities

Equity in net income (loss) of unconsolidated entities, net of taxes, decreased from income of $869,000 in the third quarter of 2004 to a loss of $118,000 in the third quarter of 2005.  Our 50% investment in Dry Bulk, a company owning two Cape-Size Bulk Carriers, experienced a loss of $336,000 in the third quarter of 2005, including a tax provision of $943,000, compared to income of $593,000, net of a tax provision of $319,000, in the third quarter of 2004.  The tax provision in the third quarter of 2005 was caused by the decision to repatriate the earnings from this unconsolidated subsidiary, which was made during the third quarter of 2005.  Prior to this decision, it was our intent to permanently reinvest the earnings of this investment.

Our minority interest in a company that owns and operates Cement Carriers contributed $267,000, net of a tax provision of $119,000, in the third quarter of 2005 compared to $276,000, net of a tax provision of $149,000, in the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read with the Consolidated Condensed Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Condensed Financial Statements.

Our working capital decreased $3.7 million from $17.7 million at December 31, 2004, to $14 million at September 30, 2005.  Current liabilities of $58.5 million at September 30, 2005 included current maturities of long-term debt of $12.1 million.

Cash and cash equivalents increased during the first nine months of 2005 by $6.9 million from $10.5 million at December 31, 2004, to $17.4 million at September 30, 2005.  Contributions to the increase included cash provided by financing activities of $34.3 million and cash provided by operating activities of $26.4 million.  These sources of cash were partially offset by cash used by investing activities of $53.7 million.

Cash provided by financing activities of $34.3 million included proceeds from the issuance of debt and preferred stock of $71.7 million.  In January of 2005, we received proceeds of $37.7 million from our preferred stock offering.  We used $20 million of the proceeds to repay the draws on our line of credit that were made in December of 2004 to purchase two container ships, and we have been using the remaining proceeds to fund the addition of the second decks to each of the two vessels operating in our Rail-Ferry Service.  We also received proceeds of $32 million from the financing of a PCTC vessel that we acquired in the third quarter and $2 million from a draw on the line of credit.  Cash provided by financing activities also included $10.5 million for reimbursement of costs incurred for our Rail-Ferry

Service expansion.  These sources of funds were offset by repayments of debt of $46.1 million, of which $22 million was for repayment on the line of credit draws, including the $20 million discussed earlier and the $2 million drawn during the third quarter, $16.8 million used to repurchase $17 million of our 7.75% Senior Notes at a discount, and regularly scheduled payments.

Operating activities generated $26.4 million of cash flow after adjusting net income of $7.2 million for non-cash provisions such as depreciation and amortization.  Sources of cash included an increase in accounts payable and accrued liabilities of $3.8 million primarily from deferral of payroll tax payments of $1.2 million until January 2005, resulting from relief provided to companies affected by Hurricane Katrina, higher interest accruals due to the timing of scheduled payments, and general delays in receipt of invoices due to the effects of the hurricanes on our mail delivery.  Uses of cash included an increase in billings in excess of income earned and expenses incurred of $3.8 million, a decrease in accounts receivable of $1.2 million, and payments of $1.3 million for vessel drydocking costs.

Cash used for investing activities of $53.7 million was primarily for the purchase of a PCTC vessel in September of 2005 for approximately $31.7 million and upgrade work on our Rail-Ferry Service assets of $26.8 million of which $10.5 million was reimbursed.  These uses of cash were offset by the proceeds from the sale of the Over-the-Road Car Transportation Truck Company assets of approximately $3 million and certain of our LASH barges of $700,000, and the collection of $2.4 million on related party note receivables from an unconsolidated entity that owns cement carriers and in which we have a 26.1% interest.

As of September 30, 2005, $49.2 million was available on our $50 million revolving credit facility, which expires in December of 2009.

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

The following is a summary of the scheduled maturities by period of our outstanding debt and lease obligations as of September 30, 2005:

	Oct. 1-
	Dec. 31,
Debt and lease obligations (000’s)	2005	2006	2007	2008	2009	Thereafter
Long-term debt (including current maturities)	$ 3,024	$ 12,096	$ 65,638	$ 10,135	$ 10,135	$ 64,991
Operating leases	4,619	19,088	18,962	16,907	15,936	75,622
Total by period	$ 7,643	$ 31,184	$ 84,600	$ 27,042	$ 26,071	$ 140,613

Early in the fourth quarter of 2005, we entered into a five-year lease for office space in Mandeville, Louisiana, with operating lease obligations of approximately $300,000 per year.

Debt Covenant Compliance Status

We were in compliance with all our restrictive covenants as of September 30, 2005.  We believe we will continue to meet these requirements throughout 2005.

If our cash flow and capital resources are not sufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.

Interest Rate Swap Agreements

In September of 2005, we entered into two interest rate swap agreements with commercial banks to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swaps.  The agreements are associated with the financing of the PCTC that was purchased during September of 2005.  The total notional amount of the two swaps of $32 million equals the amount of the associated debt, and the notional amounts will be amortized consistently with the debt.  The contracts require that a payment be made quarterly for the difference between the fixed rate, 4.41%, and the floating rate, and will expire in September of 2015.

Early in November, we also entered into an interest rate swap agreement associated with our commitment for financing of $14 million to fund the Rail-Ferry Service expansion, which is discussed later in this report.  The swap fixes our interest rate on that financing for the seven-year term.  The notional amount of the swap agreement and the amortization schedule are consistent with those of the financing agreement.

Dividend Payments

Our recently issued convertible exchangeable preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum, which are payable at the rate of $600,000 per quarter, commencing March 31, 2005.  The payment of preferred stock dividends is at the discretion of our board of directors.  The certificate of designations that governs our preferred stock, and the indenture that will govern any notes that may be exchanged for that stock, each provide that we will not, prior to December 31, 2007, declare or pay any dividends on our common stock.  On and after December 31, 2007, we will no longer be prohibited from paying dividends on our common stock, and the payment of dividends on our common stock will again be at the discretion of our board of directors, subject to funds being legally available for the payment of dividends, the other restrictions in the certificate of designations and any restrictions in our then-existing debt agreements.

Rail-Ferry Service Expansion

We are in the process of adding a second deck to each of the two vessels operating in our Rail-Ferry Service in order to essentially double their capacity, as well as making improvements to the terminals in Louisiana and Mexico and investing in a transloading and storage facility in New Orleans.  We anticipate our costs to complete these upgrades to be approximately $49 million, and we expect reimbursement of $15 million of our costs from the State of Louisiana (the “State”) and $2 million from the City of New Orleans (“the “City”), resulting in a net cost to us of approximately $32 million.  As of September 30, 2005, we have incurred costs totaling $39 million and have been reimbursed $10.5 million.  We have also recorded receivables from the State and City of $5.2 million for reimbursement of costs incurred as of September 30, 2005.  Total project costs incurred include $27.6 million for the Louisiana terminal, $8.7 million for the second decks, and $2.7 million for the transloading and storage facility.  The costs associated with the Louisiana terminal are reported in Leasehold Improvements on our Balance Sheet as of September 30, 2005, and the reimbursements to us from the State and the City are recorded as deferred credits.  The Leasehold Improvements and deferred credits will be amortized over the lease term, which began in the third quarter of 2005.

The receivables of $5.2 million for reimbursements as of September 30, 2005, include $3.9 million from the State and $1.3 million from the City.  The State funds have been appropriated for this project and are held by a trustee.  Although we believe the City funds of $1.3 million are collectible, we cannot guarantee that the impact of Hurricane Katrina on the City will not affect our ability to collect these funds.  If the City does not reimburse that portion of the project, the aforementioned deferred credit will be reduced by $1.3 million, which would result in a reduction of the amortization of the deferred credit over the remainder of the lease term.

Early in the fourth quarter of 2005, we received a commitment for financing $14 million for seven years that we intend to use to fund a portion of our costs associated with the improvements to the

Louisiana terminal and the transloading and storage facility.  We expect to finalize the agreement and receive the proceeds within the fourth quarter.

We expect the installation of the decks on both ships to be completed in the fourth quarter of 2005 or the first quarter of 2006, the terminal in Mexico to be completed near the end of the first quarter of 2006, and to begin realizing the incremental revenue when the ships are able to utilize the second decks in the second quarter of 2006.

We believe that this expansion will significantly reduce our cost per unit of cargo carried and significantly increase our cash flow, but only if we are able to book substantially all of the additional capacity, and we can give no assurance at this time that we will be successful in doing so.  We believe that the market will sustain these vessels for the foreseeable future; however, in the event that market conditions change, the vessels could be reassigned to other business subject to retrofitting.  Although the Rail-Ferry Service operations were suspended due to Hurricane Katrina, we do not expect long-term delays in completing the work planned for this expansion project.  The rail-ferry service’s transfer facility, rail yard, and vessel loading/unloading facility were intact after Hurricane Katrina.  The railroads serving New Orleans are actively working to repair the rail infrastructure and rail connections to New Orleans.  Costs of damages to the facility, including repairs to the railcars in our possession at the time of the storm, in excess of the applicable deductible levels will be covered by insurance.

The Rail-Ferry Service utilizes the Mississippi River Gulf Outlet (“MRGO”) as its focal point of operations in New Orleans.  Currently, there have been some questions from community officials about investigating whether the MRGO contributed to the flooding in some parts of the city and have suggested that the MRGO be closed.  While we do not expect this to occur in the short-term, the Rail-Ferry Service would be impacted if the MRGO were closed.  However, we believe that there would be an amicable compromise, but in any event we believe that we would be compensated for the investment we have made in the facilities associated with the service if the MRGO were closed and we were forced to relocate, and we believe we would be able to find an alternative location from which to operate the service or would be able to find alternative use for the ships.

Cargo Transfer Facility

As reported last quarter, we continue to evaluate a lease termination and other uses of our in Memphis, Tennessee, which we are currently leasing through May of 2008.  We are also marketing our assets associated with that facility to partially offset any cost of the termination.  The impact of the lease termination and the sale of the assets on net income and cash flows will be dependent on our ongoing discussions with the lessor and our ability to sell the assets as well as the amount of proceeds received from any sale.  However, the impact on net income could be significant.

Coal Carrier Contract

Our Coal Carrier is operated under a time charter by which the charterer is obligated to utilize the vessel for 210 days each year at a primary charter rate and may utilize the vessel for additional days at a lower secondary charter rate.  During 2005, the charterer fully utilized the vessel during the first half of the year at the higher primary rate, but notified us that they do not intend to operate the vessel past the contractual 210-day period, which ended during the third quarter.  If the charterer chooses to operate the vessel during the fourth quarter, it would be at the lower secondary charter rates, which would result in significantly lower gross voyage profit from this vessel as compared to the first half of the year.  We have arranged third party alternative employment, and we are pursuing other business for the vessel at freight rates that would be lower than the primary rates earned during the first half of the year, and could be lower than the secondary rates that would have been earned had the charterer elected to continue to operate the vessel.

Maritime Security Program Operating Agreements

In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships industry-wide eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all to be effective on October 1, 2005.  Annual payments for each vessel in the new MSP program will be $2.6 million in years 2006 to 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015.  On October 15, 2004, we filed applications to extend our seven MSP operating agreements for another 10 years, all of which were effectively grandfathered in the MSP reauthorization.  On January 12, 2005, we were awarded one additional MSP operating agreement, effective October 1, 2005, for a total of eight MSP operating agreements.  The PCTC that we acquired in the third quarter of 2005 was assigned to this eighth MSP operating agreement.

As of the date of this report, the U.S. Congress has not yet enacted the legislation that will appropriate funding for this program for fiscal year 2006 at $2.6 million per year per vessel.  Therefore, Congress passed a continuing resolution allowing this program to continue at fiscal year 2005 funding levels for all vessels qualifying for the program.  Since the number of vessels in this program increased October 1, 2005, which is the beginning of the new fiscal year, and the total funds appropriated for fiscal year 2006 will be higher than for fiscal year 2005, the payments per vessel will be lower until the funds are appropriated for the 2006 fiscal year, which is expected to occur within the fourth quarter of 2005.  There will be no effect on our results of operations if Congress appropriates funds for fiscal year 2006 as expected within the quarter since we will be compensated for all periods since October 1, 2005, based on $2.6 million per vessel per year.

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

New Accounting Pronouncements

In December of 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosures are no longer an alternative.  Statement No. 123(R) was initially effective for periods beginning after June 15, 2005.  In April of 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of Statement No. 123(R) for calendar year public companies until the beginning of 2006.  We plan to adopt Statement No. 123(R) on January 1, 2006.

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

As permitted by Statement No. 123, we account for share-based payments to employees using APB Opinion No. 25 and as such no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards, although it will have no impact on our overall financial position.   The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E – Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in our December 31, 2004 Form 10-K.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at September 30, 2005, approximated carrying value due to the short-term maturities of these investments.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt at September 30, 2005, including current maturities, was estimated to be $167.1 million compared to a carrying value of $166 million.  The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at September 30, 2005, would not be material.

The fair value of the interest rate swap agreements entered into during the third quarter of 2005 was an asset of $274,000 at September 30, 2005, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date taking into account current market conditions and interest rates.  A hypothetical 10% decrease in interest rates as of September 30, 2005, would result in a $686,200 decrease in the fair value of the swap agreements.

Commodity Price Risk

As of September 30, 2005, we have no commodity swap agreements to manage our exposure to price risk related to the purchase of the estimated 2005 fuel requirements for our Liner Service or Rail-Ferry Service segments.  If we had such an arrangement, it would be structured to reduce our exposure to increases in fuel prices, however, it would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period October 1, 2004 through September 30, 2005 would have resulted in an increase of approximately $3.3 million in our fuel costs for the same period, and in a corresponding decrease of approximately $.50 in our earnings per share for the same period, assuming that none of the price increase could have been passed on to our customers through fuel cost surcharges during the same period.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information required to be disclosed in our periodic filings with the Securities and Exchange Commission (“SEC”), and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Date:  November 10, 2005