Form 10-K
period 2005-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2006-03-10
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

[X]

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

New York Stock Exchange

     7¾% Senior Notes Due 2007

New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes Ö  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Ö

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes   NoÖ

State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Date

   Amount

       June 30, 2005

$63,197,873

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $1 par value. . . . . . . . 6,112,087 shares outstanding as of February 22, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 14, 2006, have been incorporated by reference into Part III of this Form 10-K.

2

PART I

ITEM 1.  BUSINESS

General

In this report, the terms “we,” “us,” “our,” and “the Company” refer to International Shipholding Corporation and its subsidiaries.  Through our subsidiaries, we operate a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium- to long-term charters or contracts.  At December 31, 2005, we owned and/or operated 39 ocean-going vessels, 850 LASH (Lighter Aboard SHip) barges, and related shoreside handling facilities.

Our fleet includes (i) five U.S. flag Pure Car/Truck Carriers (“PCTCs”) specifically designed to transport fully assembled automobiles, trucks and larger vehicles and two foreign flag PCTCs with the capability of transporting heavy weight and large dimension trucks and buses, as well as automobiles; (ii) one Breakbulk/Multi-Purpose vessel, two Container vessels and one Tanker vessel, which are used to transport supplies for the Indonesian operations of a mining company; (iii) one U.S. flag Molten Sulphur vessel, which is used to carry molten sulphur from Louisiana and Texas to a processing plant on the Florida Gulf Coast; (iv) two Special Purpose vessels modified as Roll-On/Roll-Off vessels (“RO/ROs”) to transport loaded rail cars between the U.S. Gulf and Mexico; (v) one U.S. flag conveyer-equipped self-unloading Coal Carrier, which carries coal in the coastwise and near-sea trade; (vi) three RO/RO vessels that permit rapid deployment of rolling stock, munitions, and other military cargoes requiring special handling; (vii) two Container vessels we time charter to a third party; (viii) two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers in which we own a 50% interest; and (ix) eleven Cement Carriers, including nine vessels, one barge and one tug boat, in which we own a 26.1% interest.

Our fleet also includes three LASH vessels, one Dockship, and 850 LASH barges.  In our transoceanic liner services, we use the LASH system primarily to gather cargo on rivers and in harbors that are too shallow for traditional vessels.

Our fleet is deployed by our principal operating subsidiaries, Central Gulf Lines, Inc. (“Central Gulf”), LCI Shipholdings, Inc. (“LCI”) which includes a transatlantic liner service doing business as “Forest Lines,” Waterman Steamship Corporation (“Waterman”), and CG Railway, Inc. (“CG Railway”).  Other of our subsidiaries provide ship charter brokerage, agency and other specialized services.

We have five operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment (“COA”), Rail-Ferry Service, and Other, as described below.  For additional information about our operating segments see Note K - Significant Operations of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-22.  In addition to our five operating segments, we have investments in several unconsolidated entities of which we own 50% or less and do not exercise significant influence over operating and financial activities.

Liner Services.  In our Liner Services segment we operate four vessels, including a Dockship that positions barges for pick-up and discharge, on established trade routes with regularly scheduled sailing dates.  We receive revenues for the carriage of cargo within the established trading area and pay the operating and voyage expenses incurred.  Our Liner Services include a U.S. flag Liner Service operating between the U.S. Gulf and East Coast ports and ports in the Red Sea and in South Asia, and a foreign flag transatlantic Liner Service operating between the U.S. Gulf and East Coast ports and ports in northern Europe.

Time Charter Contracts.   Time Charters are contracts by which the charterer obtains the right for a specified time period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel.  Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port, and stevedoring expenses.  Our Time Charter Contracts include charters of three RO/RO vessels to the United States Navy’s Military Sealift Command (“MSC”) for varying terms.  Other vessels operating in this segment are our seven PCTCs; a conveyor-equipped, self-unloading coal carrier under contract with an electric utility; four vessels providing transportation services to a mining company at its mine in Papua, Indonesia; and two container vessels.

Contracts of Affreightment (“COA”).  COAs are contracts by which we undertake to provide space on our vessels for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried.  Generally, we are responsible for all operating and voyage expenses.  Our COA segment includes a molten sulphur transportation contract.

Rail-Ferry Service.  This service uses our two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  Each vessel currently has a capacity for 60 standard size rail cars, but we are in the process of adding a second deck to each vessel in order to essentially double their capacity. We have also made improvements to the terminal in Louisiana and will be making improvements to the terminal in Mexico.  Additionally, we have invested in a transloading and storage facility in New Orleans.  We expect the installation of the decks on both ships and the terminal in Mexico to be completed by the end of the third quarter of 2006 (See Risk Factors Section on risks relating to this service on page 11).

Other.  This segment consists of operations that include more specialized services than the former four segments and subsidiaries that provide ship charter brokerage and agency services.

Unconsolidated Entities.  We have a 26.1% interest in a company owning and operating eleven Cement Carriers, including nine vessels, one barge and one tug boat, and a 50% interest in a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  We also have a 49% interest in a company that operates a terminal in Coatzacoalcos, Mexico that is used by our Rail-Ferry Service, and a 50% interest in a company that owns and operates a transloading and storage facility in New Orleans, Louisiana providing services to our Rail-Ferry Service.

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

Because our strategy is to seek medium- to long-term contracts and because we have diversified customer and cargo bases, we are generally insulated from the cyclical nature of the shipping industry.  However, of our five operating segments, our Liner Service and Rail-Ferry Service segments are the most susceptible to the shipping industry’s cyclical nature and are impacted by, among other things, fluctuations in the worldwide supply of and demand for vessel capacity, fuel oil cost and the seasonal demands for certain cargoes that we ship.

We plan to continue this strategy by expanding our relationships with existing customers, seeking new customers, and selectively pursuing acquisitions.

History

The Company was originally founded as Central Gulf Steamship Corporation in 1947 by the late Niels F.  Johnsen and his sons, Niels W. Johnsen, a director of the Company, and Erik F. Johnsen, our Chairman and Chief Executive Officer.  Central Gulf was privately held until 1971 when it merged with Trans Union Corporation (“Trans Union”).  In 1978, International Shipholding Corporation was formed to act as a holding company for Central Gulf, LCI, and certain other affiliated companies in connection with the 1979 spin-off by Trans Union of our common stock to Trans Union’s stockholders.  In 1986, we acquired the assets of Forest Lines, and in 1989, we acquired Waterman.  Since our spin-off from Trans Union, we have continued to act solely as a holding company, and our only significant assets are the capital stock of our subsidiaries.

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

Consistently Sufficient Operating Cash Flows. We believe that our operations have consistently generated cash flows sufficient to cover operating expenses, including the recurring drydocking requirements of our fleet, and our debt service requirements.  The length and structure of our contracts, the creditworthiness of our customers and our diversified customer and cargo bases all contribute to our ability to consistently meet such requirements in an industry that tends to be cyclical in nature.  Our medium- to long-term charters provide for a daily charter rate that is payable whether or not the charterer utilizes the vessel.  These charters generally require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and often include cost escalation features covering certain of our expenses.  In addition, our COAs guarantee a minimum amount of cargo for transportation.  Our cash flow from operations was approximately $23.8 million, $29 million and $38.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, after deducting cash used for drydocking payments of $5 million, $7.5 million, and $2.2 million for each of those years, respectively.  Scheduled repayment of debt during those periods was $9.6 million, $12.7 million, and $18.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Longstanding Customer Relationships.  We currently have medium- to long-term time charters with, or contracts to carry cargo for, the MSC (10.8% of our fiscal year 2005 revenues) and a variety of high credit quality commercial customers. Most of these companies have been customers of ours for over ten years.  Substantially all of our current cargo contracts and charter agreements are renewals or extensions of previous agreements.  In recent years, we have been successful in winning extensions or renewals of substantially all of the contracts rebid by our commercial customers, and we have been operating vessels for the MSC for more than 30 years.  We believe that our longstanding customer relationships are in part due to our excellent reputation for providing quality specialized maritime service in terms of on-time performance, low cargo loss, minimal damage claims and reasonable rates.

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

Types of Service

Through our principal operating subsidiaries, we provide specialized maritime transportation services to our customers primarily under medium- to long-term contracts.  Our five operating segments, Liner Services, Time Charter Contracts, Contracts of Affreightment, Rail-Ferry Service, and Other are described below:

      I.   Liner Services

       LASH Vessels

Foreign Flag.  We operate two foreign flag LASH vessels and a self-propelled, semi-submersible feeder vessel on a scheduled transatlantic liner service under the name “Forest Lines.”  One of the two foreign flag LASH vessels is under an operating lease through 2007 with options to extend thereafter.  Each Forest Lines LASH vessel normally makes 10 round trip sailings per year between U.S. Gulf ports and ports in northern Europe.  We have diversified our eastbound cargo among various commercial shippers and carry significant quantities of rice and petroleum coke as well as paper products.

Over the years, we have established a base of commercial shippers to which we provide space on the westbound Forest Lines service.  The principal westbound cargoes are steel and other metal products, high-grade paper and wood products, and other general cargo.  Over the last five years, the westbound utilization rate for these vessels averaged approximately 88.7% per year.

U.S. Flag.  We own a U.S. flag LASH vessel operating in a liner service between the U.S. Gulf and East Coast ports and ports in the Red Sea and Middle East.

The Maritime Security Act of 1996 (“MSA”), which provides for a program for certain U.S. flag vessels, was signed into law in October of 1996.  Under this program, the Maritime Security Program (“MSP”), each participating vessel was eligible to receive an annual payment of $2.1 million, which is subject to annual appropriations and not guaranteed.  In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships industry-wide eligible to participate in the program from 47 to 60, and increased the annual payment per vessel, all effective on October 1, 2005.  Annual payments for each vessel in the new program will be $2.6 million in years 2006 to 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015.  As of December 31, 2005, our U.S. flag LASH vessel mentioned earlier, five PCTCs and two Container ships included in the Time Charter Contracts segment have qualified for participation.

As of December 31, 2005, the U.S. Congress had not yet enacted the legislation to appropriate funding for this program for fiscal year 2006 at $2.6 million per year per vessel.  Therefore, Congress passed a continuing resolution allowing this program to continue at fiscal year 2005 funding levels for all vessels qualifying for the program.  Since the number of vessels in this program increased October 1, 2005, which was the beginning of the new fiscal year, and the total funds appropriated for fiscal year 2006 are higher than for fiscal year 2005, the payments per vessel were lower for the period until the legislation was passed in January of 2006 and the funds were appropriated for fiscal year 2006. In January of 2006, payments were received that resulted in fully compensating us for all periods since October 1, 2005, based on $2.6 million per vessel per year.

      II.  Time Charter Contracts

        Military Sealift Command Charters

We have had contracts with the MSC (or its predecessor) almost continuously for over 30 years.  In 1983, Waterman was awarded a contract to operate three U.S. flag RO/RO vessels under time charters to the MSC for use by the United States Navy in its maritime prepositioning ship (“MPS”) program.  These vessels represent three of the sixteen MPS vessels currently in the MSC’s worldwide fleet providing support to the U.S. Marine Corps.  These ships are designed primarily to carry rolling stock and containers, and each can carry support equipment for 17,000 military personnel.  Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract but retained the right to operate the vessels under operating agreements.  The MSC time charters commenced in late 1984 and early 1985 for initial five-year periods and were renewable at the MSC’s option for additional five-year periods up to a maximum of twenty-five years.  In 1993, the Company reached an agreement with the MSC to make certain reductions in future charter hire payments in consideration of fixing the period of these charters for the full 25 years.  The charters and related operating agreements will expire in 2009 and 2010.

       Pure Car/Truck Carriers

U.S. Flag.  We currently operate five U.S. flag PCTCs, of which three are owned by us and two are leased.  In 1986, we entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States.  To service these charters, we had constructed two car carriers that were specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively.  Both vessels were built in Japan and were registered under the U.S. flag.  In 2000 and 2001, we replaced these two vessels with larger PCTCs, which are operating under the initial term of their contracts through 2010 and 2011 with the same Japanese shipping company, which had been nominated by Toyota Motor Corporation as our vessel’s time charterer.  Both of these contracts may be extended beyond the initial term at the option of the shipping company.

In 1998, we acquired a 1994-built U.S. flag PCTC.  Immediately after being delivered to us in April of 1998, this vessel entered a long-term charter through 2008 with the same Japanese shipping company.  In 1999, we acquired a newly built U.S. flag PCTC, which immediately after being delivered to us in September of 1999 entered a long-term charter through 2011 with the same Japanese shipping company.  Both of these contracts may be extended beyond the initial term at the option of the shipping company.  These two PCTCs were subsequently sold to unaffiliated parties and leased back under operating leases expiring in 2009 and 2013, respectively.

In 2005, we acquired a 1998-built U.S. flag PCTC.  Immediately after being delivered to us in September of 2005, this vessel entered a charter through 2015 with the same Japanese shipping company.

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

In 2002, the Korean shipping company, the charterer of our foreign flag PCTCs, sold its car carrier division to a joint venture controlled by Wallenius Lines AB, Wilhelm Wilhelmsen ASA and Hyundai Motor Company.  We were not impacted by the transaction as all terms and conditions of the charter parties remained in effect.

       Coal Carrier

In 1995, we purchased an existing U.S. flag conveyor-equipped, self-unloading Coal Carrier that was chartered to a New England electric utility under a 15-year time charter expiring in 2010 to carry coal in the coastwise and near-sea trade.  Since the base charter provides approximately 60% utilization, the ship will also be used, from time to time during this charter period, to carry coal and other bulk commodities in the spot market for the account of other charterers.  The utility company filed for bankruptcy protection in July of 2003, and in November of 2004, the bankruptcy court approved the utility company’s sale of a substantial portion of its power generation assets to a third party.  Pursuant to the asset purchase agreement, which became effective on January 1, 2005, the third party has assumed the charter in place of the utility company.

       Southeast Asia Transportation Contract

The contract to transport supplies for a mining company in Indonesia is serviced by a Breakbulk/Multi-Purpose vessel, a small Tanker, and two Container vessels.  The contract was recently renewed through 2010 and has options to extend thereafter on a year-to-year basis.

III.  Contracts of Affreightment

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

       IV.  Rail-Ferry Service

This service uses our two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  Each vessel currently has a capacity for 60 standard size rail cars.  When both ships are operating, the service provides departures every four days from Coatzacoalcos, Mexico and New Orleans, Louisiana, respectively, and offers with each vessel a three-day transit between these ports and provides approximately 90 trips per year in each direction.

We are in the process of adding a second deck to each vessel in order to essentially double their capacity, and have made improvements to the terminal in Louisiana and will be making improvements to the terminal in Mexico.  Additionally, we have invested in a transloading and storage facility in New Orleans.  We expect the installation of the decks on both ships and the terminal in Mexico to be completed by the end of the third quarter of 2006 (See Risk Factors Section on risks relating to this service on page 11).

       V.  Other

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

Marketing

We maintain marketing staffs in New York and New Orleans, and a network of marketing agents in major cities around the world who market our liner, charter, and contract services.  We market our transatlantic LASH Liner Service under the trade name “Forest Lines,” and our U.S. flag LASH Liner Service between the U.S. Gulf and East Coast ports and ports in the Red Sea and Middle East under the Waterman house flag.  We market our Rail-Ferry Service under the name “CG Railway.”  We advertise our services in trade publications in the United States and abroad.

Insurance

We maintain protection and indemnity (“P&I”) insurance to cover liabilities arising out of our ownership and operation of vessels with the Standard Steamship Owners’ Protection & Indemnity Association (Bermuda) Ltd., which is a mutual shipowners’ insurance organization commonly referred to as a P&I club.  The club is a participant in and subject to the rules of its respective international group of P&I associations.  The premium terms and conditions of the P&I coverage provided to us are governed by the rules of the club.

We maintain hull and machinery insurance policies on each of our vessels in amounts related to the value of each vessel.  This insurance coverage, which includes increased value, freight, and time charter hire, is maintained with a syndicate of hull underwriters from the U.S., British, and French insurance markets.  We maintain war risk insurance on each of our vessels in an amount equal to each vessel’s total insured hull value.  War risk insurance is placed through U.S., British, and French insurance markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the P&I club.  Our war risk insurance also covers liability to third parties caused by war or terrorism and damages to our land-based assets caused by war, but does not cover damage to our land-based assets caused by terrorism.

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

Insurance coverage for shoreside property, shipboard consumables and inventory, spare parts, workers’ compensation, office contents, and general liability risks is maintained with underwriters in U.S. and British markets.

Insurance premiums for the coverage described above vary from year to year depending upon our loss record and market conditions.  In order to reduce premiums, we maintain certain deductible and co-insurance provisions that we believe are prudent and generally consistent with those maintained by other shipping companies (See Note D – Self-Retention Insurance of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-14).

New Tax Legislation

Under United States tax laws in effect prior to 2005, U.S. companies such as ours and their domestic subsidiaries generally were taxed on all income, which in our case includes income from shipping operations, whether derived in the United States or abroad.  With respect to any foreign subsidiary in which we hold more than a 50 percent interest (referred to in the tax laws as a controlled foreign corporation, or “CFC”), we were treated as having received a current taxable distribution of our pro rata share of income derived from foreign shipping operations.

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

Because we made the tonnage tax election referred to above, our gross income for United States income tax purposes with respect to our eligible U.S. flag vessels for 2005 and subsequent years does not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of our qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.  Our taxable income with respect to the operations of our eligible U.S. flag vessels is based on a “daily notional taxable income,” which is taxed at the highest corporate income tax rate.  The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons.  The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in United States foreign trade.

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

Regulation

Our operations between the United States and foreign countries are subject to the Shipping Act of 1984 (the “Shipping Act”), which is administered by the Federal Maritime Commission, and certain provisions of the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Act to Prevent Pollution from Ships, and the Comprehensive Environmental Response Compensation and Liability Act, all of which are administered by the U.S. Coast Guard and other federal agencies, and certain other international, federal, state, and local laws and regulations, including international conventions and laws and regulations of the flag nations of our vessels.  On October 16, 1998, the Ocean Shipping Reform Act of 1998 was enacted, and it amended the Shipping Act of 1984 to promote the growth and development of United States exports through certain reforms in the regulation of ocean transportation.  This legislation, in part, repealed the requirement that a common carrier or conference file tariffs with the Federal Maritime Commission, replacing it with a requirement that tariffs be open to public inspection in an electronically available, automated tariff system.  Furthermore, the legislation required that only the essential terms of service contracts be published and made available to the public.

On October 8, 1996, Congress adopted the Maritime Security Act of 1996, which created the MSP and authorized the payment of $2.1 million per year per ship for 47 U.S. flag ships through fiscal year 2005.  This program eliminated the trade route restrictions imposed by the previous federal program and provides flexibility to operate freely in the competitive market.  On December 20, 1996, Waterman entered into four MSP contracts with the United States Maritime Administration (“MarAd”), and Central Gulf entered into three MSP contracts with MarAd.  We also participate in the Voluntary Intermodal Sealift Agreement (“VISA”) program administered by MarAd.  Under this VISA program, and as a condition of participating in the MSP, we have committed to providing vessel and commercial intermodal capacity for the movement of military and other cargoes in times of war or national emergency.  By law, the MSP is subject to annual appropriations.  In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP contractors, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously.  In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships industry-wide eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all made effective on October 1, 2005.  Annual payments for each vessel in the new MSP program will be $2.6 million in years 2006 to 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015.  On October 15, 2004, Waterman and Central Gulf each filed applications to extend their MSP contracts for another 10 years through September 30, 2015, all seven of which were effectively grandfathered in the MSP reauthorization.  Simultaneously, we offered additional ships for participation in the MSP.  On January 12, 2005, MarAd awarded Central Gulf four MSP contracts and Waterman four MSP contracts, effective October 1, 2005, for a net increase of one MSP contract.

Under the Merchant Marine Act, U.S. flag vessels are subject to requisition or charter by the United States whenever the President declares that the national security requires such action.  The owners of any such vessels must receive just compensation as provided in the Merchant Marine Act, but there is no assurance that lost profits, if any, will be fully recovered.  In addition, during any extension period under each MSC charter or contract, the MSC has the right to terminate the charter or contract on 30 days’ notice.  However, terms of our RO/RO operating contract call for significant early termination penalties.

Certain laws governing our operations, as well as our molten sulphur transportation contract, require us to be as much as 75% owned by U.S. citizens.  We monitor our stock ownership to verify our continuing compliance with these requirements and have never had more than 1% of our capital stock held of record by non-U.S. citizens (including corporations or other entities controlled by non-U.S. citizens).  Our certificate of incorporation allows our board of directors to restrict the acquisition of our capital stock by non-U.S. citizens.  Under our certificate of incorporation, our board of directors may, in the event of a transfer of our capital stock that would result in non-U.S. citizens owning more than 23% (the “permitted amount”) of our total voting power, declare such transfer to be void and ineffective.  In addition, our board of directors may, in its sole discretion, deny voting rights and withhold dividends with respect to any shares of our capital stock owned by non-U.S. citizens in excess of the permitted amount.  Furthermore, our board of directors is entitled under our certificate of incorporation to redeem shares owned by non-U.S. citizens in excess of the permitted amount in order to reduce the ownership of our capital stock by non-U.S. citizens to the permitted amount.

We are required by various governmental and quasi-governmental agencies to obtain permits, licenses, and certificates with respect to our vessels.  The kinds of permits, licenses, and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel, and the status of the Company as owner or charterer.  We believe that we have, or can readily obtain, all permits, licenses, and certificates necessary to permit our vessels to operate.

The International Maritime Organization (“IMO”) amended the International Convention for the Safety of Life at Sea (“SOLAS”), to which the United States is a party, to require nations that are parties to SOLAS to implement the International Safety Management (“ISM”) Code.  The ISM Code requires that responsible companies, including owners and/or operators of vessels engaged on foreign voyages, develop and implement a safety management system to address safety and environmental protection in the management and operation of vessels.  Companies and vessels to which the ISM Code applies are required to receive certification and documentation of compliance.  Vessels operating without such certification and documentation in the U.S. and ports of other nations that are parties to SOLAS may be denied entry into ports, detained in ports or fined.  We implemented a comprehensive safety management system and obtained timely IMO certification and documentation for our companies and all of our vessels.  In addition, our ship management subsidiary, LMS Shipmanagement, Inc., is certified under the ISO 9002 Quality Standard.

More recently, in 2003, SOLAS was again amended to require parties to the convention to implement the International Ship and Port Facility Security (“ISPS”) Code.  The ISPS Code requires owners and operators of vessels engaged on foreign voyages to conduct vulnerability assessments and to develop and implement company and vessel security plans, as well as other measures, to protect vessels, ports and waterways from terrorist and criminal acts.  In the U.S., these provisions were implemented through the Maritime Transportation Security Act of 2002 (“MTSA”).  These provisions became effective on July 1, 2004.  As with the ISM Code, companies and vessels to which the ISPS Code applies must be certificated and documented.  Vessels operating without such certification and documentation in the U.S. and ports of other nations that are parties to SOLAS may be denied entry into ports, detained in ports or fined.  Vessels subject to fines in the U.S. are liable in rem, which means vessels may be subject to arrest by the U.S. government.  For U.S. flag vessels, company and vessel security plans must be reviewed and approved by the U.S. Coast Guard.  We have conducted the required security assessments and submitted plans for review and approval as required, and we believe that we are in compliance in all material respects with all ISPS Code and MTSA security requirements.

The Coast Guard and Maritime Transportation Act of 2004, signed into law on August 9, 2004, amended the Oil Pollution Act of 1990 (“OPA”) to require owners or operators of all non-tank vessels of 400 gross tons or greater to develop and submit plans for responding, to the maximum extent practicable, to worst case discharges and substantial threats of discharges of oil from these vessels.  This statute extends to all types of vessels of 400 gross tons or greater the vessel response planning requirements of the OPA that had previously only applied to tank vessels.  We have submitted our plan and are awaiting approval from the Coast Guard.

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

Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) also applies to owners and operators of vessels, and contains a similar liability regime for cleanup and removal of hazardous substances and natural resource damages.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

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

While the U.S. is not a party, for our vessels operating in foreign waters, many countries have ratified and follow the liability plan adopted by the IMO as set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”) and the Convention for the Establishment of an International Fund for Oil Pollution of 1971.  Under these conventions, the registered owner of a vessel is strictly liable for pollution damage caused in the territorial seas of a state party by the discharge of persistent oil, subject to certain complete defenses.  Liability is limited to approximately $183 per gross registered ton (a unit of measurement of the total enclosed spaces in a vessel) or approximately $19.3 million, whichever is less.  If a country is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage (the “1992 Protocol”), the maximum liability limit is $82.7 million.  The limit of liability is tied to a unit of account that varies according to a basket of currencies.  The right to limit liability is forfeited under the 1969 Convention when the discharge is caused by the owner's actual fault, and under the 1992 Protocol, when the spill is caused by the owner's intentional or reckless misconduct.  Vessels operating in waters of states that are parties to these conventions must provide evidence of insurance covering the liability of the owner.  In jurisdictions that are not parties to these conventions, various legislative schemes or common law govern.  We believe that our pollution insurance policy covers the liability under the IMO regimes.

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

Our Liner Services and our Rail-Ferry Service are affected more by competitive factors than our other segments as our Time Charter Contracts and Contracts of Affreightment primarily include medium and long-term contracts with specific customers.  While our PCTCs in our Time Charter Contracts segment operate worldwide in markets where foreign flag vessels with foreign crews predominate, we believe that our U.S. flag PCTCs can compete effectively in obtaining renewals of existing contracts if we continue to participate in the Maritime Security Program and receive cooperation from our seamen’s unions in controlling costs.

Our Liner Services face competition principally from numerous break bulk vessels and, occasionally, container ships.  Competitors are primarily foreign flag liner operators and, to a lesser degree, from U.S. flag liner operators.  In addition, during periods in which we participate in conference agreements or rate agreements, competition includes other participants with whom we may agree to charge the same rates and non-participants charging lower rates.

Because our LASH barges operating in these services are used primarily to transport large unit size items, such as forest products and steel that cannot be transported as efficiently in container ships, our LASH fleet often has a competitive advantage over these vessels for this type of cargo.  In addition, we believe that the ability of our LASH system to operate in shallow harbors and river systems and our specialized knowledge of these harbors and river systems give us a competitive advantage over operators of container ships and break bulk vessels that are too large to operate in these areas.

Our Rail-Ferry Service faces competition principally from companies who transport cargo over land rather than water including railroads that cross land borders and trucking companies.

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

Subject to compliance with various financial and other covenants imposed by the agreements governing our existing indebtedness and that of our subsidiaries, we may incur additional indebtedness from time to time, thus increasing our leverage.  As of December 31, 2005, we met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios, and believe we will continue to meet these requirements throughout 2006, although we can give no assurance to that effect.

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

If sufficient appropriations under the Maritime Security Act of 1996 are not made in any fiscal year, we may not continue to receive annual payments with respect to certain of our vessels.  The Maritime Security Act of 1996, which provides for a program for certain U.S. flag vessels, was signed into law in October of 1996.  Under this program, each participating vessel is eligible to receive an annual payment of $2.1 million through the government’s fiscal year 2005.  In 2003, Congress authorized an extension of the program through 2015, increased the number of ships eligible industry-wide to participate in the program from 47 to 60, and increased payments to companies in the program, all effective on October 1, 2005.  Annual payments for each vessel in the MSP are $2.6 million in years 2006 to 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015.

As of December 31, 2005, eight of our vessels operated under MSP contracts.  Payments under this program are subject to annual appropriation by Congress and are not guaranteed.  Congress may not make sufficient appropriations under the program in one or more fiscal years and, as a result, we can provide no assurance as to our continued receipt, in full or in part, of the annual payments.

As of December 31, 2005, the U.S. Congress had not yet enacted the legislation to appropriate funding for this program for fiscal year 2006 at $2.6 million per year per vessel.  Therefore, Congress passed a continuing resolution allowing this program to continue at fiscal year 2005 funding levels for all vessels qualifying for the program.  Since the number of vessels in this program increased October 1, 2005, which was the beginning of the new fiscal year, and the total funds appropriated for fiscal year 2006 are higher than for fiscal year 2005, the payments per vessel were lower for the period until the legislation was passed in January of 2006 and the funds were appropriated for fiscal year 2006. In January of 2006, payments were received that resulted in fully compensating us for all periods since October 1, 2005, based in $2.6 million per vessel per year.

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

Our Rail-Ferry Service has been unprofitable to date, and we can give no assurance as to its future profitability.  Our Rail-Ferry Service began operating in February of 2001.  The introduction of this service in a competitive market contributed $7.5 million to our net loss in fiscal year 2001, and the service had losses of $3.7 million, $2.9 million and $4.3 million in fiscal years 2002, 2003 and 2004, respectively.  Additionally, the service had losses of $6.7 million in fiscal year 2005, although $2.5 million was directly related to losses from hurricane Katrina.

We are in the process of adding a second deck to each vessel in order to essentially double their capacity, and have made improvements to the terminal in Louisiana and will be making improvements to the terminal in Mexico.  Additionally, we have invested in a transloading and storage facility in New Orleans.  We expect the installation of the decks on both ships and the terminal in Mexico to be completed by the end of the third quarter of 2006.

We believe that this expansion will significantly reduce our cost per unit of cargo carried and significantly increase our cash flow, but only if we are able to book substantially all of the additional capacity, and we can give no assurance at this time that we will be successful in doing so.

Our Rail-Ferry Service requires access to the Mississippi River Gulf Outlet (“MR-GO”), the continuing viability of which is under question as a result of flooding in eastern New Orleans following Hurricane Katrina.  Our Rail-Ferry Service operates from a terminal in New Orleans, Louisiana.  Specifically, the terminal is located on the MR-GO which is a Federal waterway connecting to the U.S. Gulf of Mexico.  As a result of the devastating flooding caused by Hurricane Katrina, the Federal funding that the U.S. Army Corps of Engineers requires to dredge the MR-GO has been suspended.  While the current depth of the MR-GO is adequate to allow us to continue to operate, any further silting would prevent our long-term utilization of the MR-GO.  Therefore, as a result, we must review all options available to us regarding the continued operation of our Rail-Ferry Service including relocating the U.S. operations out of the New Orleans area.

The total cost to build our terminal on the MR-GO was approximately $31 million. The City of New Orleans and the State of Louisiana have contributed approximately $17 million towards that cost, leaving our investment at risk at approximately $14 million.  We have begun dialogue with the State of Louisiana to discuss our options regarding our terminal on the MR-GO.  While we can give no assurance of the ultimate outcome of those discussions, we are satisfied that we will agree upon a fair solution.  In any event, the maximum impairment loss associated with our investment at the facility resulting from a relocation from the MR-GO, if we received no compensation, would be approximately $14 million.  Our investment of approximately $14 million was funded with the proceeds from a financing agreement.  Relocation of the terminal from our current location could potentially place us in default on this debt requiring us to repay the unamortized balance.  Additionally, we could potentially be required to compensate the lender for their cost if they lost the ability to utilize certain federal tax credits available to them in relation to our financing agreement.

We are subject to the risk of continuing high prices, and increasing prices, of the fuel we consume in our Liner and Rail-Ferry operations.  We are exposed to commodity price risks with respect to fuel consumption in our Liner and Rail-Ferry operations, and we can give no assurance that we will be able to offset higher fuel costs due to the competitive nature of these operations.  Moreover, while we entered into hedging arrangements with respect to a portion of our 2003 fuel requirements and a small portion of our 2004 fuel requirements for our Liner and Rail-Ferry segments to reduce our exposure to increases in fuel prices, we did not enter into any hedging arrangements in 2005 and we currently have no hedging arrangements in place with respect to our estimated 2006 fuel requirements.  We currently have fuel surcharges in place, however, a material increase in current fuel prices that we cannot recover through these fuel cost surcharges could adversely affect our results of operations and financial condition.  For an analysis of the effect of our operating costs and earnings per share of an increase in fuel prices, see Item 7a. Quantitative and Qualitative Disclosures About Market Risk on pages 26 and 27.

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

We are subject to the control of our principal stockholders.  Four of our directors, Niels W. Johnsen, Erik F. Johnsen, Niels M. Johnsen and Erik L. Johnsen, and their family members and affiliated entities, beneficially owned an aggregate of 36.6% (which includes currently exercisable options to acquire 400,000 shares) of the common stock of the Company as of December 31, 2005.  As a result, the Johnsen family has the power to determine many of our policies, the election of our directors and officers, and the outcome of various corporate actions requiring shareholder approval.

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

In addition, international vessel arrest conventions and certain national jurisdictions allow so-called “sister ship” arrests, that allow the arrest of vessels that are within the same legal ownership as the vessel which is subject to the claim or lien.  Certain jurisdictions go further, permitting not only the arrest of vessels within the same legal ownership, but also any “associated” vessel.  In nations with these laws, an “association” may be recognized when two vessels are owned by companies controlled by the same party.  Consequently, a claim may be asserted against us, any of our subsidiaries or our vessels for the liability of one or more of the other vessels we own.  While we have insurance coverage for these type of claims, we cannot guarantee it will cover all of our exposure.

A substantial number of our employees are unionized; in the event of a strike or other work stoppage our business and operations may be adversely affected.  As of December 31, 2005, all of our shipboard personnel and certain of our shoreside personnel were covered by collective bargaining agreements. While we have experienced no strikes, work stoppages or other significant labor problems during the last ten years, we cannot assure you that such events will not occur in the future.  In the event we experience one or more strikes, work stoppages or other labor problems, our business and operations and, in turn, our results of operations, may be materially and adversely affected.

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

Older vessels have higher operating costs and are less desirable to charterers.  The average age of the vessels in our fleet, excluding the vessels in which we have a partial ownership, is approximately 16 years.  In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases.  Accordingly, it is likely that the operating costs of our older vessels will increase.  In addition, changes in governmental regulations and compliance with classification society standards may require us to make expenditures for new equipment.  In order to add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues.  Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets.  There can be no assurance that market conditions will justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

We face periodic drydocking costs for our vessels, which can be substantial.  Vessels must be drydocked periodically.  The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial and our insurance does not cover these costs.

Employees

As of December 31, 2005, we employed approximately 476 shipboard personnel and 142 shoreside personnel.  We consider relations with our employees to be excellent.

All of our shipboard personnel and certain of our shoreside personnel are covered by collective bargaining agreements.  Some of these agreements relate to particular vessels and have terms corresponding with the terms of their respective vessel’s charter, including agreements relating to two of our vessels that have been renewed in early 2006.  Moreover, the collective bargaining agreements covering eight of our vessels operating under MSP contracts have been renewed in early 2006.  In addition, Central Gulf, Waterman, and other U.S. shipping companies are subject to collective bargaining agreements for shipboard personnel in which the shipping companies servicing U.S. Gulf and East Coast ports also must make contributions to pension plans for dockside workers.  We have experienced no strikes or other significant labor problems during the last ten years.

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

ITEM 2.  PROPERTIES

Vessels and Barges

Of the 39 ocean-going vessels in our fleet at December 31, 2005, 14 were 100% owned by us, eleven were 26.1% owned by us, four were 50% owned by us, seven were leased by us, and three were operated by us under operating contracts.  Of the 850 LASH barges we own, 771 are operated in conjunction with our LASH vessels.  The remaining 79 LASH barges are not required for current vessel operations.  All of our LASH barges are registered under the U.S. flag.

All of the vessels and barges owned, operated, or leased by us are in good condition except for the LASH barges not required for current vessel operations.  Under governmental regulations, insurance policies, and certain of our financing agreements and charters, we are required to maintain our vessels in accordance with standards of seaworthiness, safety, and health prescribed by governmental regulations or promulgated by certain vessel classification societies. We have implemented the quality and safety management program mandated by the IMO and have obtained certification of all vessels currently required to have a Safety Management Certificate.  Vessels in the fleet are maintained in accordance with governmental regulations and the highest classification standards of the American Bureau of Shipping, Det Norske Veritas, or Lloyd's Register classification societies.

Certain of the vessels and barges owned by our subsidiaries are mortgaged to various lenders to secure such subsidiaries’ long-term debt (See Note C - Long-Term Debt of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-13).

Other Properties

We lease our corporate headquarters in New Orleans, Louisiana, our administrative and sales office in New York, and office space in Shanghai.  During 2005, we entered into an agreement to lease office space in Mandeville, Louisiana, and expect the five-year lease term to commence in 2006 when the facility is ready for occupancy.  Additionally, we lease a totally enclosed multi-modal cargo transfer terminal in Memphis, Tennessee, under a lease that expires in May of 2008.  In 2005, the aggregate annual rental payments under these operating leases totaled approximately $1.4 million.

We own a facility in Jefferson Parish, Louisiana, which is used primarily for the maintenance and repair of barges.

ITEM 3.  LEGAL PROCEEDINGS

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure.

In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters.  While the outcome of such claims cannot be predicted with certainty, we believe that our insurance coverage and reserves with respect to such claims are adequate and that such claims should not have a material adverse effect on our business or financial condition  (See Note H – Commitments and Contingencies of the Notes to the Company’s Consolidated Financial Statements contained in this Form 10-K on page F-19).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4a.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Set forth below is information concerning the directors and executive officers of the Company.  Directors are elected by the shareholders for one-year terms.  Executive officers serve at the pleasure of the Board of Directors.

Name	Current Position
Erik F. Johnsen	Chairman and Chief Executive Officer
Niels M. Johnsen	President and Director
Erik L. Johnsen	Executive Vice President and Director
Manuel G. Estrada	Vice President and Chief Financial Officer
Niels W. Johnsen	Director
Harold S. Grehan, Jr.	Director
Raymond V. O'Brien, Jr.	Director
Edwin Lupberger	Director
Edward K. Trowbridge	Director
H. Merritt Lane, III	Director

Erik F. Johnsen, 80, is the Chairman and Chief Executive Officer of the Company.  He served as the President, Chief Operating Officer, and Director of the Company since its commencement of operations in 1979 until April of 2003 when he assumed his current position.  Until April of 1997, Mr. Johnsen also served as the President and Chief Operating Officer of each of the Company's principal subsidiaries, except Waterman, for which he served as Chairman of the

Executive Committee.  Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and served as its President from 1966 until April of 1997.

Niels M. Johnsen, 60, is President of the Company.  Mr. Johnsen has served as a Director of the Company since April of 1988.  He joined Central Gulf on a full time basis in 1970 and held various positions with the Company before being named President in April of 2003.  He has also served as chairman of each of the Company’s principal subsidiaries, except Waterman, since April of 1997.  He is also President of Waterman and N. W. Johnsen & Co., Inc., subsidiaries of the Company engaged in LASH liner service and ship and cargo charter brokerage, respectively.  In 2002, he became a trustee and director of Atlantic Mutual Companies.  He is the son of Niels W. Johnsen.

Erik L. Johnsen, 48, is Executive Vice President of the Company.  He joined Central Gulf in 1979 and held various positions with the Company before being named Executive Vice President in April of 1997.  He has served as a Director of the Company since 1994.  He has also served as the President of each of the Company’s principal subsidiaries, except Waterman, since April of 1997, and as Executive Vice President of Waterman since September of 1989.  He is responsible for all operations of the Company’s vessel fleet and leads the Company’s Ship Management Group.  He is the son of Erik F. Johnsen.

Manuel G. Estrada, 51, is Vice President and Chief Financial Officer of the Company.  He joined Central Gulf in 1978 and held various positions with the Company prior to being named Vice President and Controller in 1996, and Vice President and Chief Financial Officer in 2005.

Niels W. Johnsen, 83, is a Director of the Company.  He served as the Chairman and Chief Executive Officer of the Company from its commencement of operations in 1979 until April of 2003 and served as Chairman and Chief Executive Officer of each of the Company's principal subsidiaries until April of 1997.  He previously served as Chairman of Trans Union’s ocean shipping group of companies from December of 1971 through May of 1979.  He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971.  He is also a former director of Reserve Fund, Inc., a money market fund and a former trustee of Atlantic Mutual Companies, an insurance company.  He is the brother of Erik F. Johnsen.

Harold S. Grehan, Jr., 78, is a Director of the Company.  He joined Central Gulf in 1958 and became Vice President in 1959, Senior Vice President in 1973 and Executive Vice President and Director in 1979.  Mr. Grehan retired from the Company at the end of 1997, and continued to serve as a Director since that time.

Raymond V. O'Brien, Jr., 78, has served as a Director of the Company since 1979 and in early 2003 was named Chairman of the Compensation Committee of the Board of Directors.  He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January of 1978 through December of 1992.

Edwin Lupberger, 69, has served as a Director of the Company since April of 1988 and in early 2003 was named Chairman of the Audit Committee of the Board of Directors.  He is the President of Nesher Investments, LLC.  Mr. Lupberger served as the Chairman of the Board and Chief Executive Officer of Entergy Corporation from 1985 to 1998.

Edward K. Trowbridge, 77, has served as a Director of the Company since April of 1994 and in early 2003 was named Chairman of the Nominating and Governance Committee of the Board of Directors.  He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from July of 1988 through November of 1993.

H. Merritt Lane, III, 44, has served as a Director of the Company since March of 2004.  He has served as President and Chief Executive Officer of Canal Barge Company, Inc. since January of 1994 and as director of that company since 1988.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS FOR EACH QUARTERLY PERIOD OF 2004 AND 2005

(Source: New York Stock Exchange)

			Dividends
2004	High	Low	Paid

1st Quarter	15.59	13.60	N/A
2nd Quarter	17.10	14.10	N/A
3rd Quarter	16.90	13.40	N/A
4th Quarter	16.40	13.01	N/A

			Dividends
2005	High	Low	Paid

1st Quarter	17.10	14.40	N/A
2nd Quarter	15.75	14.20	N/A
3rd Quarter	17.10	14.55	N/A
4th Quarter	17.89	15.32	N/A

Approximate Number of Common Stockholders of Record at February 23, 2006: 501

In accordance with New York Stock Exchange rules, Erik F. Johnsen, our Chief Executive Officer, has certified to the NYSE that, as of April 30, 2005, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.   The certification is to be submitted to the NYSE each year no later than 30 days after our annual shareholders meeting.

The Chief Executive Officer and Chief Financial Officer certifications required for 2004 by Section 302 of the Sarbanes-Oxley Act of 2002 were included as exhibits to our 2004 Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

The following summary of selected consolidated financial data is not covered by the auditors' report appearing elsewhere herein.  However, in the opinion of management, the summary of selected consolidated financial data includes all adjustments necessary for a fair representation of each of the years presented.

This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.

(All Amounts in Thousands Except Share and Per Share Data)

	Year Ended December 31,
	2005	2004 (1)	2003	2002	2001 (2)
Income Statement Data:
Revenues	$ 262,156	$ 259,164	$ 255,301	$ 226,985	$ 304,370
Impairment Loss	-	-	-	66	(81,038)
Gross Voyage Profit (Loss)	25,780	28,046	33,140	30,875	(53,808)
Operating Income (Loss)	10,312	12,503	19,932	15,924	(73,885)
Income from Continuing Operations	8,266	13,194	5,715	253	(64,419)
Discontinued Operations (4)	(1,270)	(409)	(224)	(389)	-
Net Income (Loss) Available to Common Stockholders	4,629	12,785	5,491	(136)	(64,419)
Basic and Diluted Earnings Per Common Share:
Net Income (Loss) Available to Common Stockholders - Basic	0.76	2.10	0.90	(0.02)	(10.59)

Net Income (Loss) Available to Common Stockholders - Diluted	0.75	2.10	0.90	(0.02)	(10.59)

Balance Sheet Data:
Working Capital	16,120	17,650	10,248	1,849	25,631
Total Assets	449,507	385,048	382,451	406,752	461,722
Long-Term Debt, Less Current Maturities
(including Capital Lease Obligations)	161,720	168,622	164,144	192,297	240,276
Stockholders' Investment	140,714	135,454	121,367	115,227	114,905

Other Data:
Cash Flow from Operations	23,778	28,989	38,616	18,439	21,318
Cash Flow from Investing Activities	(61,208)	(25,589)	1,772	9,456	81,808
Cash Flow from Financing Activities	43,095	(1,768)	(35,926)	(48,626)	(93,169)
Cash Dividends Per Share of Common Stock (3)	-	-	-	-	0.125
Weighted Average Shares of Common Stock Outstanding:
Basic	6,083,005	6,082,887	6,082,887	6,082,887	6,082,887
Diluted	6,114,510	6,092,302	6,082,887	6,082,887	6,082,887

(1)

Results for 2004 were significantly impacted by certain income tax adjustments relating to the Jobs Creation Act of 2004.

(2)

Results for 2001 reflect an Impairment Loss of approximately $81.0 million.  This non-cash charge was made to write down certain assets to estimated market value as part of the reclassification of our U.S. flag LASH Service, our Cape-Size Bulk Carrier and certain Special Purpose barges to "Assets Held for Disposal" and impairment charges recorded on our foreign flag LASH Liner Service.

(3)

For 2001, cash dividends represent payments applicable

for only first and second quarters.

(4)

During 2005, we sold the assets associated with our over-the-road car transportation truck company.  The sale of these assets was completed in July of 2005 and the net loss on the sale before taxes was $769,000.

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

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business or asset dispositions; (5) estimated losses attributable to asbestos claims; (6) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (7) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (8) our ability to remain in compliance with our debt covenants; (9) anticipated trends in government sponsored cargoes; (10) our ability to maintain or increase our government subsidies; (11) the anticipated improvement in the results of our Rail-Ferry Service; (12) the possible closure of the Mississippi River Gulf Outlet and our ability to relocate our Rail-Ferry Service operations or redeploy the vessels used in those operations in the event of such a closure; (13) the estimated effect on our results of operations of the American Jobs Creation Act of 2004; and (14) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial income in another.  Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation.  However, pursuant to existing U.S. Tax Laws, earnings from certain of our foreign operations are subject to U.S. income taxes when those earnings are repatriated to the U.S.  The Jobs Creation Act, which became effective for our company on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and our foreign flag shipping operations.  We made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under a new “tonnage tax” regime rather than under the usual U.S. corporate income tax regime.

Self-Retention Insurance

We maintain provisions for estimated losses under our self-retention insurance based on estimates of the eventual claims settlement costs.  Our policy is to establish self-insurance provisions for Hull and Machinery and Loss of Hire for each policy year based on independent actuarial estimates, and to maintain the provisions at those levels for the estimated run-off period, approximately two years from the inception of that period.  We also establish provisions for P&I insurance deductibles based on internal estimates.  We believe most claims will be reported, or estimates for existing claims will be revised, within this two-year period. Subsequent to this two-year period, self-insurance provisions are adjusted to reflect our current estimate of loss exposure for the policy year.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  However, if during this two-year period our estimate of loss exposure exceeds the actuarial estimate, then additional loss provisions are recorded to increase the self-insurance provisions to our estimate of the eventual claims' settlement cost.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates.

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

Pension and Postretirement Benefits

Our pension and postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors.  We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary and information as to historical experience and performance.  Differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense.

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

Executive Summary

Our net income for the twelve months ended December 31, 2005, was $7.0 million as compared to $12.8 million for same period of 2004.  Net income for 2004 included a tax adjustment discussed later in this summary of $7.7 million associated with the Jobs Creation Act.  Our 2005 operating results were impacted by the hurricanes that struck the U.S. Gulf Coast in August and September of 2005 resulting in after-tax losses of approximately $2.1 million primarily related to our Rail-Ferry and Liner Services segments.  We also decided during the year to discontinue the operations of our over-the-road car transportation truck company and sold the associated assets early in the third quarter.  The operating losses for the year and the loss on the sale of those assets totaled approximately $1.3 million after taxes.

The operating results for 2005 were favorably impacted by carrying more supplemental cargoes on our PCTC’s than in 2004 and profitable results from two container ships that were acquired near the end of 2004.  Late in the third quarter of 2005, we acquired a fifth modern high specification U.S. flag PCTC that we fixed on a long-term charter.

Our investments in two companies owning cement carrier vessels and bulk carrier vessels, respectively, contributed approximately $3.8 million, after taxes, to our net income for the year as compared to $4.6 million, after taxes, for 2004.  This included a before tax gain of $1.2 million from the sale of one of the cement carriers.  The company owning bulk carriers had a high percentage of voyage cargo contract of affreightment coverage in 2005, but a significant increase in unhedged bunker fuel costs and a change in market rates resulted in lower results for the year.

Our U.S. flag Coal Carrier operating in our Time Charter Contracts segment did not operate as many days beyond its charter obligation in 2005 as in 2004 due to market conditions.  The charter obligation does not require employment of the vessel for the full year.

Our U.S. flag and foreign flag LASH Liner Services experienced stronger cargo volumes and a more profitable cargo mix during 2005 as compared to 2004.  The U.S. flag service was affected by higher fuel costs while the effect on the foreign flag service was mitigated by fuel surcharges passed on to our customers that substantially covered those costs.  This segment was impacted by Hurricanes Katrina and Rita, which caused operational delays and had implications on vessel scheduling resulting in lost revenue and additional costs.  Lower productivity at our LASH barge maintenance facility resulted from reduced labor availability after the hurricanes has forced us to delay planned maintenance.  After considering that the cost of that maintenance has been deferred to later periods, we estimate the total impact of the hurricanes on this segment for the year to be approximately $375,000.

Our Rail-Ferry Service, which operates between Mexico and the U.S. Gulf Coast, moved its U.S. operations from Mobile, Alabama to New Orleans, Louisiana, during the year, which resulted in lost revenues and additional costs associated with the interruption in the service.  Soon after the service was operating from New Orleans, it was forced to cease operations due to the effects of Hurricane Katrina on the New Orleans area in late August.  Damages to the New Orleans facility have been repaired, and the service resumed limited operations in early November from New Orleans.  As discussed in the Risk Factors section of this report on page 11, we are considering all of our options regarding the service’s U.S. operations due to the uncertainty about the ability of the service continuing to operate from its New Orleans terminal due to the effects of Hurricane Katrina.  We estimate that the lost revenues and additional associated costs related to Hurricane Katrina for this service during 2005 were approximately $2.5 million.  During 2005, we also began the process of adding a second cargo deck to each of the two vessels operating in the Rail-Ferry Service in order to essentially double their capacity, and we will be making improvements during 2006 to the terminal utilized by this service in Mexico to accommodate those decks.  While these projects were delayed after the hurricane, we expect the installation of the decks on both vessels and the terminal improvements in Mexico to be completed by the end of the third quarter of 2006.

The Jobs Creation Act, which became effective for us January 1, 2005, provided us with the ability to elect to have our U.S. flag international operations taxed under a tonnage tax rate rather than the U.S. corporate income tax rate and changed the treatment of shipping income from controlled foreign corporations, which is generally no longer subject to U.S. income tax until repatriated.  We made the tonnage tax election, and in 2005 we recognized a tax benefit of $2.5 million on income from continuing operations before equity in net income of unconsolidated entities of $2.0 million.  Our tax provision would have been $2.9 million higher under the U.S. corporate income tax rate.  In 2004, we adjusted our net deferred tax assets for the effects of the Jobs Creation Act resulting in an adjustment to the tax benefit in that year of $7.7 million.

In January of 2005, we completed our public offering of $40 million of 6% Convertible Exchangeable Preferred Stock.  Net income available to common stockholders for 2005 of $4.6 million is after payment of dividends on this preferred stock of $2.4 million.

YEAR ENDED DECEMBER 31, 2005

COMPARED TO YEAR ENDED DECEMBER 31, 2004

Gross Voyage Profit

 Gross voyage profit decreased 8.1% from $28.0 million in 2004 to $25.8 million in 2005.  The changes associated with each of our segments are discussed below.

Liner Services: Gross voyage results for this segment improved slightly from a loss of $1.6 million in 2004 to a loss of $1.5 million in 2005.  The improvement was primarily a result of stronger cargo volumes and a more profitable cargo mix for both the foreign flag and U.S. flag LASH Liner Services, partially offset by higher fuel costs on the U.S. flag service, higher vessel operating expenses and unanticipated costs associated with Hurricanes Katrina and Rita.  Increases in fuel costs during 2005 for our foreign flag LASH Liner Service were substantially covered by fuel surcharges passed on to our customers.

When Hurricane Katrina struck New Orleans in late August of 2005, the ships operating in this service were not located in the Gulf of Mexico.  After Katrina, these ships berthed at Lake Charles, Louisiana, rather than New Orleans as an operating focal point.  Two of the ships in the Liner Services were in, or in route to, the Port of Lake Charles when Hurricane Rita struck that area in September of 2005.  Although the ships safely weathered the impact of the storm, they experienced significant scheduling delays as a result of port and waterway closures.  The costs associated with diverting to Lake Charles and Baton Rouge and the delays and other incremental operating costs attributable to the hurricanes were approximately $1.2 million in 2005.  Operations at our LASH barge repair facilities were significantly curtailed as a result of the hurricanes during the year deferring the cost of scheduled maintenance to future periods.  We estimated the net impact of the hurricanes for the Liner Services in 2005 was $375,000.

Time Charter Contracts: The increase in this segment’s gross voyage profit from $26.9 million in 2004 to $27.8 million in 2005 was attributable to gross profit from the two Container ships acquired in December of 2004, which we simultaneously chartered-out, our U.S. flag PCTCs carrying higher volumes of supplemental cargoes, which provide revenues in addition to those provided by the time charter agreements, during 2005 as compared to 2004, and the addition of our fifth U.S. flag PCTC in September of 2005.  The increase in gross voyage profit was partially offset by a scheduled charterhire rate decrease on one of our PCTCs during 2005.  Additionally, the results of our U.S. flag Coal Carrier were lower than 2004 as the vessel, due to market conditions, did not operate as many days beyond its charter obligation, which does not require employment of the vessel for the full year.

Contracts of Affreightment: Gross voyage profit for this segment decreased from $5.4 million in 2004 to $4.7 million in 2005 due to higher operating expenses, primarily fuel costs, in 2005.  Although the contract for the vessel operating in this segment includes provisions to escalate freight rates based on increases in fuel costs, that rate escalation occurs annually in September.  Therefore, operating expenses for periods in which fuel prices increase will be higher for the time before rates escalate.  However, periods in which fuel prices decrease will benefit from the escalation since it is based on the previous years costs.

Rail-Ferry Service: Gross voyage loss for this segment increased from a loss of $4.3 million in 2004 to a loss of $6.7 million in 2005.  This service normally operates between New Orleans, Louisiana and Coatzacalcos, Mexico, but the service was forced to cease operations after Hurricane Katrina at the end of August of 2005 through November 10, 2005, when we resumed partial operations.  We estimate that revenues lost in 2005, because of the suspension of service, were approximately $1.7 million and other costs related to the service interruption were approximately $832,000, resulting in an estimated direct impact of the hurricane on this service during the year of approximately $2.5 million.  We expect the service to be operating with both ships, each with a second cargo deck, by the end of the third quarter of 2006.

The New Orleans transfer facility, rail yard, and vessel loading/unloading facility are currently operating.  Damages to the facility have been repaired, and repairs to railcars in our possession at the time of the storm are in progress.  Our costs to repair damages in excess of our deductible levels are covered by third party insurance.

The service experienced some out of service days before Hurricane Katrina due to operational delays related to the move of our domestic operations from Mobile, Alabama, to New Orleans, Louisiana, that also contributed to the increased losses in 2005 compared to 2004 (See Risk Factors Section on risks relating to this service on page 11).

Other: Gross voyage profit for this segment decreased slightly from $1.6 million in 2004 to $1.5 million in 2005.

Other Income and Expenses

The gain on the sale of other assets of $584,000 in 2005 primarily related to the sale of 67 LASH barges no longer needed for current operations.  In 2004, we had no sales of significant assets.

Interest expense decreased 9% from $10.6 million in 2004 to $9.6 million, net of capitalized interest of $243,000, in 2005.  The decrease resulted primarily from early debt repayments in the second half of 2004, repurchase of $18.5 million of our 7¾% Senior Notes in 2005, and regularly scheduled payments on outstanding debt, partially offset by higher interest rates in 2005.

The gain on sale of investment in 2005 of $287,000 was related to the sale of stock from our portfolio of investments in our captive insurance company.

Investment income increased from $691,000 in 2004 to $1.1 million in 2005 primarily as a result of an increase in the balance of funds invested in the current period, primarily due to cash proceeds received from the sale of preferred stock completed in January of 2005.

Loss on early extinguishment of debt of $68,000 reported in 2005 was due to the early retirement of one of our loans, offset by the retirement at a slight discount of $18.5 million of our 7¾% Senior Notes due in 2007.  The loss of $361,000 reported in 2004 was due to the early retirement of debt associated with our Molten Sulphur Carrier, as well as the retirement of $410,000 of our 7¾% Senior Notes due in 2007 at a slight premium.

Income Taxes

In December of 2004, we made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  Primarily because of the changes resulting from the Jobs Creation Act, our federal tax benefit on our income from continuing operations for 2005, varied significantly from the federal provision that would have been recorded using our statutory federal tax rate of 35%.  In 2005, we recorded a benefit of $2.5 million on our $2 million of income from continuing operations before income from unconsolidated entities.  We would have recognized a tax provision during the period if we were still subject to the 35% statutory rate.  However, income from our subsidiaries whose ships qualify for tonnage tax treatment had an effective tax rate of only 1.67% for the period, which only slightly offset the tax benefit on the losses generated by a subsidiary whose ships do not qualify for tonnage tax treatment.  This resulted in a tax benefit for a period in which we reported pre-tax income.

We had a tax benefit for federal income taxes of $6.9 million on income from continuing operations before income from unconsolidated entities in 2004, which included an addition to net income in the amount of $7.7 million reflecting a reduction in our net deferred tax provision brought about by the enactment of the Jobs Creation Act during the fourth quarter of 2004.  Passage of this new tax act, and our election in December of 2004 for our qualified domestic operations to be taxed under the tonnage tax provision of the new law, rendered certain net deferred tax provisions booked in prior years unnecessary.  For a discussion of the Jobs Creation Act and its estimated effect on our results of operations, see Note F – Income Taxes of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-17.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, decreased from $4.6 million in 2004 to $3.8 million in 2005.  Our 50% investment in a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers, contributed $2 million in 2005, net of taxes of $1.1 million, compared to $3.8 million, net of $2 million in taxes, in 2004 reflecting lower charter rates.  Our 26.1% investment in a Cement Carrier company contributed $1.9 million, net of $606,000 in taxes, in 2005 including a pre-tax gain of $1.2 million from our share of the sale of a Cement Carrier, compared to $827,000, net of $446,000 in taxes, in 2004.

Discontinued Operations

In 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  The sale of these assets resulted in a net loss before taxes of $769,000.   Losses before taxes from operations were $1.1 million in 2005 and $629,000 in 2004.

The over-the-road car transportation truck company was reported in the “Other” segment in previous periods.  Those periods have been restated to remove the effects of those operations from the “Other” segment to reflect the reclassification from continuing to discontinued operations.

YEAR ENDED DECEMBER 31, 2004

COMPARED TO YEAR ENDED DECEMBER 31, 2003

Gross Voyage Profit

 Gross voyage profit decreased 15.4% from $33.1 million in 2003 to $28 million in 2004.  The changes associated with each of our segments are discussed below.

Liner Services: Gross voyage results for this segment improved from a loss of $4.2 million in 2003 to a loss of $1.6 million in 2004.  The improvement was primarily a result of higher cargo volumes in 2004 compared to 2003 for both our U.S. flag LASH Liner Service and foreign flag LASH Liner Service resulting primarily from the repeal of steel tariffs which increased inbound steel tonnage.  Additionally, the U.S. flag LASH Liner Service experienced a more profitable cargo mix in 2004 as compared to 2003.

Time Charter Contracts: The decrease in this segment’s gross voyage profit from $33 million in 2003 to $27 million in 2004 was attributable primarily to our U.S. flag PCTCs carrying lower volumes of supplemental cargoes, which provide revenues in addition to those provided by the time charter agreements, during 2004 as compared to 2003.  The gross voyage profit from our U.S. flag Coal Carrier was reduced approximately $1.9 million by an accelerated drydocking due to required repair and upgrade work resulting in sixty-four out-of-service days during 2004.

Contracts of Affreightment: Gross voyage profit for this segment was approximately the same for 2004 compared to 2003.   This segment experienced an increase in cargo volume in 2004 but also experienced higher operating costs as a result of machinery deficiencies, which contributed approximately $100,000 to the segment’s operating costs, and weather delays resulting from hurricanes in the Gulf of Mexico, which contributed approximately $314,000 to the segment’s operating costs.

Rail-Ferry Service: Gross voyage loss for this segment increased from a loss of $2.9 million in 2003 to a loss of $4.3 million in 2004.  This service experienced higher operating costs due to unanticipated maintenance problems (which contributed approximately $570,000 to the segment’s operating costs), higher fuel costs (which contributed approximately $580,000 to the segment’s operating costs), and weather delays as a result of hurricanes in the Gulf of Mexico (which contributed approximately $160,000 to the segment’s operating costs) (See Risk Factors Section on risks relating to this service on page 11).

Other: Gross voyage profit for this segment decreased from $1.7 million in 2003 to $1.6 million in 2004.  The decrease resulted primarily from a casualty on one of our vessels that our insurance subsidiary covered for the policy year ended June 26, 2004.

Other Income and Expenses

In 2004, we had no sales of significant assets.  Gain on sale of other assets of $1.4 million in 2003 primarily related to the sale of our Multi-Purpose vessel, which completed its commitment under charter with the MSC and was no longer needed for operations, and the sale of Special Purpose barges no longer needed for current operations.

Interest expense decreased 15.4% from $12.5 million in 2003 to $10.6 million in 2004.  Decreases due to regularly scheduled payments on outstanding debt accounted for $854,000 of the difference.  Reduced cost from the early repayment of our 7¾% Senior Notes due in 2007, as well as other early debt retirements, accounted for approximately $1 million of the decrease.

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

Loss on early extinguishment of debt of $361,000 reported in 2004 was due to the early retirement of debt associated with our Molten Sulphur Carrier, as well as the retirement at a slight premium of $410,000 of our 7¾% Senior Notes due in 2007.  The loss of $1.3 million in 2003 resulted from a "make-whole" prepayment penalty and write-off of deferred financing charges associated with the prepayment of our Coal Carrier loan. This was partially offset by the retirement at a discount of approximately $10.7 million of our 7¾% Senior Notes due in 2007.

Income Taxes

We had a tax benefit for federal income taxes of $6.9 million in 2004 and a tax provision of $3.0 million in 2003 on income from continuing operations before equity in net income of unconsolidated entities.  The statutory rate was 35% for both years.  Year 2004 included an addition to net income in the amount of $7.7 million reflecting a reduction in our net deferred tax provision brought about by the enactment of the Jobs Creation Act during the fourth quarter of 2004.  Passage of this new tax act, and our election in December of 2004 for our qualified domestic operations to be taxed under the tonnage tax provision of the new law, rendered certain net deferred tax provisions booked in prior years unnecessary.  For a discussion of the Jobs Creation Act and its estimated effect on our results of operations, see Note F – Income Taxes of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-17.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $422,000 in 2003 to $4.6 million in 2004.  The improvement was primarily related to our 50% investment in a company owning Cape-Size Bulk Carriers and our minority interest in companies owning and operating Cement Carriers.   Our investment in the Cape-Size Bulk Carrier company, which was acquired in November of 2003, contributed $3.8 million net of taxes in 2004 compared with $80,000 in 2003.  Our investment in the Cement Carrier company contributed $827,000 net of taxes in 2004 compared to $339,000 net of taxes in 2003.  The increase in 2004 resulted primarily from higher charter rates.

Discontinued Operations

In 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  Losses before taxes from operations were $629,000 in 2004 and $345,000 in 2003.

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

Our working capital decreased from $17.7 million at December 31, 2004, to $16.1 million at December 31, 2005.  Cash and cash equivalents increased during 2005 by $5.7 million to a total of $16.2 million.  This increase was due to cash provided by operating activities of $23.8 million and by financing activities of $43.1 million, partially offset by cash used for investing activities of $61.2 million. Of the $57.7 million in current liabilities at December 31, 2005, $10.3 million related to current maturities of long-term debt.

Operating activities generated a positive cash flow after adjusting net income of $7 million for non-cash provisions such as depreciation and amortization.  Cash provided by operating activities also included an increase in accounts receivable of $8.2 million primarily due to the timing of collections of receivables from the MSC and U.S. Department of Transportation, slightly offset by an increase in accounts payable and accrued liabilities of $1.8 million primarily from the deferral of payroll tax payments until February of 2006, resulting from relief provided to companies affected by Hurricane Katrina.  Also included was cash used of $5 million primarily to cover payments for vessel drydocking costs in 2005, offset by cash distributions received from our investments in unconsolidated entities.

Cash used for investing activities of $61.2 million included the purchase of a PCTC vessel in September of 2005 for approximately $32.1 million, upgrade work on our Rail-Ferry Service assets of $35 million of which $14.3 million was reimbursed by the State of Louisiana and City of New Orleans, and our investment of $1.6 million in a transloading and storage facility related to our Rail-Ferry Service, in which we have a 50% interest.  These uses of cash were offset by the proceeds from the sale of the over-the-road car transportation truck company assets of approximately $3.0 million and certain of our LASH barges of $700,000.

Cash provided by financing activities of $43.1 million included proceeds from the issuance of debt and preferred stock of $85.7 million.  In January of 2005, we received proceeds of $37.7 million from our preferred stock offering.  We used $20 million of the proceeds to repay the draws on our line of credit that were made in December of 2004 to purchase two container ships, and we have been using the remaining proceeds to fund the addition of the second decks to each of the two vessels operating in our Rail-Ferry Service.  We also received proceeds of $32.0 million from the financing of a PCTC vessel that we acquired in 2005 and $14.0 million to fund a portion of our costs associated with the improvements to the Louisiana terminal and the transloading and storage facility related to our Rail-Ferry Service.  Cash provided by financing activities also included $14.3 million for reimbursement of costs incurred for our Rail-Ferry Service expansion.  These sources of funds were offset by repayments of debt of $54.1 million, of which $22.0 million was for repayment on the line of credit draws, including the $20.0 million discussed earlier, $18.3 million used to repurchase $18.5 million of our 7¾% Senior Notes at a discount, $4.0 million used to prepay a loan, and regularly scheduled payments.

At December 31, 2005, $49.6 million was available on our $50.0 million revolving credit facility.  The facility expires in December of 2009.

Preferred Stock Offering

On January 6, 2005, we announced the completion of our public offering of 800,000 shares of 6.0% convertible exchangeable preferred stock with a liquidation preference of $50 per share, or $40.0 million in total.  The preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum.  The preferred stock is initially convertible into two million shares of our common stock, equivalent to an initial conversion price of $20.00 per share of our common stock and reflecting a 34% conversion premium to the $14.90 per share closing price of our common stock on the New York Stock Exchange on December 29, 2004.  All shares of the preferred stock, which is a new series of our capital stock, were sold.

Debt and Lease Obligations

We operate several vessels under operating leases, including three PCTCs, a LASH vessel, a Breakbulk Multi-purpose vessel, a Container vessel and a Tanker vessel.  We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases.

The following is a summary of the scheduled maturities by period of our debt and lease obligations that were outstanding as of December 31, 2005:

Debt and lease obligations (000’s)	2006	2007	2008	2009	2010	Thereafter
Long-term debt (including current maturities)	$ 10,275	$ 62,808	$ 10,275	$ 10,275	$ 10,275	$ 68,157
Operating leases	19,444	19,372	17,331	16,267	32,818	46,612
Total by period	$ 29,719	$ 82,180	$ 27,606	$ 26,542	$ 43,093	$ 114,769

We are considering various options to refinance our 7¾% Senior Notes when they mature in 2007, including our available line of credit.

Debt Covenant Compliance Status

 As of December 31, 2005, we met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios, and believe we will continue to meet these requirements throughout 2006, although we can give no assurance to that effect.  If our cash flow and capital resources are not sufficient to fund our debt service obligations or if we are unable to meet our covenant requirements, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.

Rail-Ferry Service Expansion

We are in the process of adding a second deck to each vessel in order to essentially double their capacity, and we have made improvements to the terminal in Louisiana and will be making improvements to the terminal in Mexico.  Additionally, we have invested in a transloading and storage facility in New Orleans.  We anticipate our costs to complete these upgrades to be approximately $49.0 million, and we expect reimbursement of $15.0 million of our costs from the State of Louisiana (the “State”) and $2.0 million from the City of New Orleans (“the “City”), resulting in a net cost to us of approximately $32.0 million.  As of December 31, 2005, we have incurred costs totaling $40.8 million and have been reimbursed $14.3 million.  We have also recorded receivables from the State and City of $2.7 million for reimbursement of costs incurred as of December 31, 2005.  Total project costs incurred include $28.1 million for the Louisiana terminal, $1.1 million for improvements to the transloading and storage facility, $10.0 million for the second decks, and $1.6 million for our 50% interest in the transloading and storage facility company.  The costs associated with the Louisiana terminal and improvements to the transloading and storage facility are reported in leasehold improvements on our Balance Sheet as of December 31, 2005, and the reimbursements to us from the State and the City are recorded as deferred credits under lease incentive obligation for the long-term portion and accounts payable and accrued liabilities for the current portion.  The leasehold improvements and deferred credits are being amortized over the 10-year lease term, which began in the third quarter of 2005.

The receivables of $2.7 million for reimbursements as of December 31, 2005, include $1.9 million from the State and $746,000 from the City.  The State funds have been appropriated for this project and are held by a trustee.  Although we believe the City funds of $746,000 are collectible, we cannot guarantee that the impact of Hurricane Katrina on the City will not affect our ability to collect these funds.  If the City does not reimburse that portion of the project, the aforementioned deferred credit will be reduced by $746,000, which would reduce the amortization of the deferred credit over the remainder of the lease term and result in higher net costs for the project.

Early in the fourth quarter of 2005, we received proceeds of $14.0 million from a seven year loan that we are using to fund a portion of our costs associated with the improvements to the Louisiana terminal and the transloading and storage facility.

We expect the installation of the decks on both ships and the terminal in Mexico to be completed by the end of the third quarter of 2006.  We believe that this expansion will significantly reduce our cost per unit of cargo carried and significantly increase our cash flow, but only if we are able to book substantially all of the additional capacity, and we can give no assurance at this time that we will be successful in doing so.  We believe that the market will sustain these vessels for the foreseeable future; however, in the event that market conditions change, the vessels could be reassigned to other business subject to retrofitting.  Although the Rail-Ferry Service operations were suspended due to Hurricane Katrina, we do not expect long-term delays in completing the work planned for this expansion project.  The Rail-Ferry Service’s transfer facility, rail yard, and vessel loading/unloading facility were intact after Hurricane Katrina.  The railroads serving New Orleans are actively working to repair the rail infrastructure and rail connections to New Orleans.  We expect the cost of repairing the damages to the facility, including repairs to the railcars in our possession at the time of the storm, in excess of the applicable deductible levels to be covered by insurance.

Our Rail-Ferry Service operates from a terminal in New Orleans, Louisiana.  Specifically, the terminal is located on the MR-GO which is a Federal waterway connecting to the U.S. Gulf of Mexico.  As a result of the devastating flooding caused by Hurricane Katrina, the Federal funding that the U.S. Army Corps of Engineers requires to dredge the MR-GO has been suspended.  While the current depth of the MR-GO is adequate to allow us to continue to operate, any further silting would prevent our long-term utilization of the MR-GO.  Therefore, as a result, we must review all options available to us regarding the continued operation of our Rail-Ferry Service including relocating the U.S. operations out of the New Orleans area.

The total cost to build our terminal on the MR-GO was approximately $31 million. The City of New Orleans and the State of Louisiana have contributed approximately $17 million towards that cost, leaving our investment at risk at approximately $14 million.  We have begun dialogue with the State of Louisiana to discuss our options regarding our terminal on the MR-GO.  While we can give no assurance of the ultimate outcome of those discussions, we are satisfied that we will agree upon a fair solution.  In any event, the maximum impairment loss associated with our investment at the facility resulting from a relocation from the MR-GO, if we received no compensation, would be approximately $14 million.  Our investment of approximately $14 million was funded with the proceeds from a financing agreement.  Relocation of the terminal from our current location could potentially place us in default on this debt requiring us to repay the unamortized balance.  Additionally, we could potentially be required to compensate the lender for their cost if they lost the ability to utilize certain federal tax credits available to them in relation to our financing agreement.

Maritime Security Program Contracts

In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships industry-wide eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all effective on October 1, 2005.  Annual payments for each vessel in the new MSP program will be $2.6 million in years 2006 to 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015.  As of December 31, 2005, our U.S. flag LASH vessel, five PCTCs and two Container ships qualified for participation.

As of December 31, 2005, the U.S. Congress had not yet enacted the legislation to appropriate funding for this program for fiscal year 2006 at $2.6 million per year per vessel.  Therefore, Congress passed a continuing resolution allowing this program to continue at fiscal year 2005 funding levels for all vessels qualifying for the program.  Since the number of vessels in this program increased October 1, 2005, which is the beginning of the new fiscal year, and the total funds appropriated for fiscal year 2006 are higher than for fiscal year 2005, the payments per vessel were lower for the period until the legislation was passed in January of 2006 and the funds were appropriated for fiscal year 2006. In January of 2006, payments were received that resulted in fully compensating us for all periods since October 1, 2005, based on $2.6 million per vessel per year.

Cargo Transfer Facility

As reported previously, we are evaluating whether to continue to operate our intermodal terminal facility in Memphis, Tennessee, because the volume of cargo from our LASH liner services that is moving through that facility has decreased.  Our lease of that facility extends through May of 2008 with future lease obligations of approximately $798,000.  We are exploring the possibility of terminating the lease and are also marketing our assets associated with the facility, which are fully depreciated and have no carrying value, to partially offset any cost of the termination.  The impact on net income and cash flows of a lease termination and sale of assets could be significant and would be dependent upon our ongoing discussions with the lessor of the facility and our ability to sell the assets as well as the amount of proceeds received from any sale.  We are also reviewing other possibilities for utilizing the facility through the lease term.

Dividend Payments

Our preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum, which are payable quarterly.  The payment of preferred stock dividends is at the discretion of our board of directors.  As a result of our preferred stock offering, we are restricted from paying common stock dividends and acquiring any of our common stock prior to December 31, 2007.

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

New Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosures are no longer an alternative.  Statement No. 123(R) was effective for calendar year public companies at the beginning of 2006.  Effective January 1, 2006, we have adopted Statement No. 123(R), which had no impact on our financial position and results of operation.

Statement No. 123(R) permits public companies to adopt its requirements using either a modified prospective method or a modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the pro forma amounts previously disclosed in the footnotes.  Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.  We have adopted this statement using the modified prospective method.

As permitted by Statement No. 123, we account for share-based payments to employees using APB Opinion No. 25 and as such no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards.  The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E – Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-14.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs.”  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred.  In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Effective January 1, 2006, we have adopted SFAS 151, which had no impact on our financial position and results of operation.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2005, approximated carrying value due to its short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt, including current maturities, was estimated to be $173 million compared to a carrying value of $172 million.  The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to our long-term debt at December 31, 2005, would be approximately $671,000 or 0.3% of the carrying value.

We entered into three interest rate swap agreements with commercial banks, two in September of 2005 and another in November of 2005, in order to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  For each of these agreements, the fixed rate payor is the Company, and the floating rate payor is the commercial bank.  While these arrangements are structured to reduce our exposure to increases in interest rates, it also limits the benefit we might otherwise receive from any decreases in interest rates.

The fair value of these agreements at December 31, 2005, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is an asset of $217,000.  A hypothetical 10% decrease in interest rates as of December 31, 2005 would have resulted in a $713,000 decrease in the fair value of the asset.

Commodity Price Risk

As of December 31, 2005, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2006 fuel requirements for our Liner Services or Rail-Ferry Service segments.  We have fuel surcharges in place for our foreign flag LASH Liner Service and our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2006.  If we had commodity swap agreements, they would be structured to reduce our exposure to increases in fuel prices, however, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period January 1, 2005 through December 31, 2005 would have resulted in an increase of approximately $3.3 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.55 in our earnings per share based on the shares of our common stock outstanding as of December 31, 2005.  However, a significant portion of that price increase would have been passed on to our customers through the aforementioned fuel surcharges during the same period.

Foreign Exchange Rate Risk

We have entered into foreign exchange contracts to hedge certain firm purchase commitments with varying maturities throughout 2006.  The exchange rates at which these hedges were entered into did not materially differ from the exchange rates in effect at December 31, 2005.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates applicable to these contracts at December 31, 2005, is an asset of approximately $100,000 assuming that none of the rate increases could have been passed on to our customers through currency surcharges.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely alerting them to material information required to be disclosed in our periodic filings with the Securities and Exchange Commission (“SEC”), and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9b.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer.  Interested persons may obtain a copy of our Code of Business Conduct and Ethics without charge by writing to International Shipholding Corporation, Attention: Manuel G. Estrada, Vice President and Chief Financial Officer, 1700 Poydras Center, 650 Poydras Street, New Orleans, LA 70130.

The information relating to Directors and Executive Officers called for by Item 10 is incorporated herein by reference to Item 4a, Executive Officers and Directors of the Registrant.  The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by Item 10 is included on page 12 of our definitive proxy statement dated March 14, 2006, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is included on pages 9, 10 and 11 of our definitive proxy statement dated March 14, 2006, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is included on pages 2, 3, 4, and 5 of our definitive proxy statement dated March 14, 2006, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is included on pages 2, 3, 4, 5 and 12 of our definitive proxy statement dated March 14, 2006 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is included on page 8 of our definitive proxy statement dated March 14, 2006 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.

Financial Statements

The following financial statements and related notes are included on pages F-1 through F-29 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

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

(4.6)

Specimen of 6.0% Convertible Exchangeable Preferred Stock Certificate (filed with the Securities and Exchange Commission as Exhibit 4.6 to Pre-Effective Amendment No. 3, dated December 23, 2004 and filed with the Securities and Exchange Commission on December 23, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(4.7)

Certificate of Designations of the 6.0% Convertible Exchangeable Preferred Stock of the Registrant filed with the Delaware Secretary of State on January 5, 2005 (filed as Exhibit 3.3 hereto and incorporated herein by reference)

(10.1)

Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, HSBC Bank PLC, as Facility Agent, DnB NOR Bank ASA, as Documentation Agent, Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.2)

Credit Agreement, dated as of December 6, 2004, by and among LCI Shipholdings, Inc., Central Gulf Lines, Inc. and Waterman Steamship Corporation, as Borrowers, the banks and financial institutions listed therein, as Lenders, Whitney National Bank, as Administrative Agent, Security Trustee and Arranger, and the Registrant, Enterprise Ship Company, Inc., Sulphur Carriers, Inc., Gulf South Shipping PTE Ltd. and CG Railway, Inc., as Guarantors (filed with the Securities and Exchange Commission as Exhibit 10.3 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.3)

Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and Arranger, and Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

(10.4)

Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor

(10.5)

Consulting Agreement, dated January 1, 2006, between the Registrant and Niels W. Johnsen

(10.6)

Summary of Executive Officer’s Salaries

(10.7)

International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.8)

Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options under the International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.9)

Description of Non-Management Director Compensation (filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.10)

Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(21.1)

Subsidiaries of International Shipholding Corporation

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

(32.1)

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (c)

The Index of Exhibits and required Exhibits are included following the signatures beginning at page 34 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION

(Registrant)

/s/ Manuel G. Estrada

March 10, 2006

By

______________________________

Manuel G. Estrada

Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTERNATIONAL SHIPHOLDING CORPORATION

(Registrant)

/s/ Erik F. Johnsen

March 10, 2006

By

____________________________

Erik F. Johnsen

Chairman of the Board, Director and

Chief Executive Officer

/s/ Niels M. Johnsen

March 10, 2006

By

____________________________

Niels M. Johnsen

President and Director

/s/ Erik L. Johnsen

March 10, 2006

By

____________________________

Erik L. Johnsen

Executive Vice President and Director

/s/ Niels W. Johnsen

March 10, 2006

By

____________________________

Niels W. Johnsen

Director

/s/ Harold S. Grehan, Jr.

March 10, 2006

By

____________________________

Harold S. Grehan, Jr.

Director

/s/ Raymond V. O’Brien, Jr.

March 10, 2006

By

____________________________

Raymond V. O’Brien, Jr.

Director

/s/ Edwin Lupberger

March 10, 2006

By

____________________________

Edwin Lupberger

Director

/s/ Edward K. Trowbridge

March 10, 2006

By

____________________________

Edward K. Trowbridge

Director

/s/ H. Merritt Lane, III

March 10, 2006

By

____________________________

H. Merritt Lane, III

Director

/s/ Manuel G. Estrada

March 10, 2006

By

____________________________

Manuel G. Estrada

Vice President and Chief Financial Officer

/s/ Ada Pratt Boutchard

March 10, 2006

By

____________________________

Ada Pratt Boutchard

Vice President and Controller

EXHIBIT  INDEX

Exhibit

Number

----------

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

(4.6)

Specimen of 6.0% Convertible Exchangeable Preferred Stock Certificate (filed with the Securities and Exchange Commission as Exhibit 4.6 to Pre-Effective Amendment No. 3, dated December 23, 2004 and filed with the Securities and Exchange Commission on December 23, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(4.7)

Certificate of Designations of the 6.0% Convertible Exchangeable Preferred Stock of the Registrant filed with the Delaware Secretary of State on January 5, 2005 (filed as Exhibit 3.3 hereto and incorporated herein by reference)

(10.1)

Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, HSBC Bank PLC, as Facility Agent, DnB NOR Bank ASA, as Documentation Agent, Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.2)

Credit Agreement, dated as of December 6, 2004, by and among LCI Shipholdings, Inc., Central Gulf Lines, Inc. and Waterman Steamship Corporation, as Borrowers, the banks and financial institutions listed therein, as Lenders, Whitney National Bank, as Administrative Agent, Security Trustee and Arranger, and the Registrant, Enterprise Ship Company, Inc., Sulphur Carriers, Inc., Gulf South Shipping PTE Ltd. and CG Railway, Inc., as Guarantors (filed with the Securities and Exchange Commission as Exhibit 10.3 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.3)

Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and Arranger, and Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

(10.4)

Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor

(10.5)

Consulting Agreement, dated January 1, 2006, between the Registrant and Niels W. Johnsen

(10.6)

Summary of Executive Officer’s Salaries

(10.7)

International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.8)

Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options under the International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.9)

Description of Non-Management Director Compensation (filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.10)

Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(21.1)

Subsidiaries of International Shipholding Corporation

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

(32.1)

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-2

Consolidated Statements of Income for the years ended

   December 31, 2005, 2004, and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-3

Consolidated Balance Sheets at December 31, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Changes in Stockholders' Investment

   for the years ended December 31, 2005, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-6

Consolidated Statements of Cash Flows for the years ended

   December 31, 2005, 2004, and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

International Shipholding Corporation

We have audited the accompanying consolidated balance sheets of International Shipholding Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Shipholding Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        /s/   Ernst & Young LLP

New Orleans, Louisiana

February 22, 2006

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)

	Year Ended December 31,
	2005	2004	2003
Revenues	$ 262,156	$ 259,164	$ 255,301

Operating Expenses:
Voyage Expenses	213,997	212,860	202,362
Vessel and Barge Depreciation	22,379	18,258	19,799
Gross Voyage Profit	25,780	28,046	33,140

Administrative and General Expenses	16,052	15,536	14,601
(Gain) Loss on Sale of Other Assets	(584)	7	(1,393)
Operating Income	10,312	12,503	19,932

Interest and Other:
Interest Expense	9,626	10,585	12,514
Loss (Gain) on Sale of Investment	(287)	623	-
Investment Income	(1,111)	(691)	(2,162)
Loss on Early Extinguishment of Debt	68	361	1,310
	8,296	10,878	11,662

Income from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income Unconsolidated Entities	2,016	1,625	8,270

(Benefit) Provision for Income Taxes:
Current	129	-	183
Deferred	(2,609)	(6,946)	2,755
State	23	23	39
	(2,457)	(6,923)	2,977

Equity in Net Income of Unconsolidated Entities (Net of Applicable Taxes)	3,793	4,646	422

Income from Continuing Operations	8,266	13,194	5,715

Loss from Discontinued Over-the-Road Transportation Operations
(Net of Applicable Taxes)	(1,270)	(409)	(224)

Net Income	$ 6,996	$ 12,785	$ 5,491

Preferred Stock Dividends	2,367	-	-

Net Income Available to Common Stockholders	$ 4,629	$ 12,785	$ 5,491

Basic and Diluted Earnings Per Common Share:
Net Income Available to Common Stockholders - Basic
Continuing Operations	$ 0.97	$ 2.17	$ 0.94
Discontinued Operations	(0.21)	(0.07)	(0.04)
	$ 0.76	$ 2.10	$ 0.90
Net Income Available to Common Stockholders - Diluted
Continuing Operations	$ 0.96	$ 2.17	$ 0.94
Discontinued Operations	(0.21)	(0.07)	(0.04)
	$ 0.75	$ 2.10	$ 0.90

Weighted Average Shares of Common Stock Outstanding:
Basic	6,083,005	6,082,887	6,082,887
Diluted	6,114,510	6,092,302	6,082,887

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
ASSETS	2005	2004

Current Assets:
Cash and Cash Equivalents	$16,178	$10,513
Marketable Securities	6,614	6,138
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $184 and $146 in 2005 and 2004:
Traffic	22,649	20,953
Agents'	4,929	3,509
Claims and Other	10,990	5,135
Federal Income Taxes Receivable	324	459
Deferred Income Tax	149	187
Net Investment in Direct Financing Leases	3,923	2,337
Other Current Assets	4,432	4,756
Material and Supplies Inventory, at Lower of Cost or Market	3,575	3,239
Current Assets Held for Disposal	55	89
Total Current Assets	73,818	57,315

Investment in Unconsolidated Entities	14,926	11,115

Net Investment in Direct Financing Leases	74,642	46,776

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	366,026	348,307
Leasehold Improvements	29,319	-
Other Equipment	2,077	7,082
Furniture and Equipment	3,762	3,624
	401,184	359,013
Less - Accumulated Depreciation	(151,640)	(129,560)
	249,544	229,453

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $10,968 and $16,374 in 2005 and 2004, Respectively	13,839	14,809
Acquired Contract Costs, Net of Accumulated Amortization
of $24,341 and $22,886 in 2005 and 2004, Respectively	6,185	7,640
Restricted Cash	6,541	6,541
Due from Related Parties	1,600	2,535
Other	8,412	8,864
	36,577	40,389

	$449,507	$385,048

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$10,275	$9,468
Accounts Payable and Accrued Liabilities	47,423	30,197
Total Current Liabilities	57,698	39,665

Billings in Excess of Income Earned and Expenses Incurred	4,062	4,723

Long-Term Debt, Less Current Maturities	161,720	168,622

Other Long-Term Liabilities:
Deferred Income Taxes	13,169	15,222
Lease Incentive Obligation	14,450	-
Other	20,140	21,362
	47,759	36,584

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	37,554	-

Stockholders' Investment:
Common Stock, $1.00 Par Value, 10,000,000 Shares
Authorized, 6,759,730 and 6,756,330 Shares Issued at
December 31, 2005 and 2004, Respectively	6,760	6,756
Additional Paid-In Capital	54,495	54,450
Retained Earnings	87,344	82,715
Less - 673,443 Shares of Common Stock in Treasury,
at Cost, at December 31, 2005 and 2004	(8,704)	(8,704)
Accumulated Other Comprehensive Income	819	237
	140,714	135,454

	$449,507	$385,048

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
(All Amounts in Thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance at December 31, 2002	$ 6,756	$ 54,450	$ 64,439	$ (8,704)	$ (1,714)	$ 115,227

Comprehensive Income:
Net Income for Year Ended December 31, 2003	-	-	5,491	-	-	5,491

Other Comprehensive Income (Loss):
Unrealized Holding Gain on Marketable Securities,
Net of Deferred Taxes of $207	-	-	-	-	387	387

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of $141	-	-	-	-	262	262
Total Comprehensive Income						6,140

Balance at December 31, 2003	$ 6,756	$ 54,450	$ 69,930	$ (8,704)	$ (1,065)	$ 121,367

Comprehensive Income:
Net Income for Year Ended December 31, 2004	-	-	12,785	-	-	12,785

Other Comprehensive Income:
Recognition of Unrealized Holding Loss on Marketable
Securities, Net of Deferred Taxes of $216	-	-	-	-	402	402

Unrealized Holding Gain on Marketable Securities,
Net of Deferred Taxes of $118	-	-	-	-	220	220

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of $366	-	-	-	-	680	680
Total Comprehensive Income						14,087

Balance at December 31, 2004	$ 6,756	$ 54,450	$ 82,715	$ (8,704)	$ 237	$ 135,454

Comprehensive Income:
Net Income for Year Ended December 31, 2005	-	-	6,996	-	-	6,996

Other Comprehensive Income:
Recognition of Unrealized Holding Gain on Marketable
Securities, Net of Deferred Taxes of ($88)	-	-	-	-	(163)	(163)

Unrealized Holding Gain on Marketable Securities,
Net of Deferred Taxes of $224	-	-	-	-	416	416

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of ($91)	-	-	-	-	329	329
Total Comprehensive Income						7,578

Preferred Stock Dividends	-	-	(2,367)	-	-	(2,367)

Options Exercised	4	45	-	-	-	49

Balance at December 31, 2005	$ 6,760	$ 54,495	$ 87,344	$ (8,704)	$ 819	$ 140,714

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net Income	$ 6,996	$ 12,785	$ 5,491
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	23,116	19,420	20,855
Amortization of Deferred Charges and Other Assets	8,071	7,844	7,525
(Benefit) Provision for Deferred Federal Income Taxes	(3,245)	(7,166)	2,634
Equity in Net Income of Unconsolidated Entities	(3,793)	(4,646)	(422)
Distributions from Unconsolidated Entities	3,280	4,542	-
(Gain) Loss on Sale of Other Assets	(584)	7	(1,393)
Loss on Sale of Assets from Discontinued Operations	769	-	-
Loss on Early Extinguishment of Debt	68	361	1,310
(Gain) Loss on Sale of Investment	(287)	623	-
Changes in:
Accounts Receivable	(8,185)	7,031	(7,390)
Inventories and Other Current Assets	722	1,308	231
Deferred Drydocking Charges	(5,043)	(7,450)	(2,210)
Other Assets	884	1,277	2,668
Accounts Payable and Accrued Liabilities	1,802	(3,089)	3,536
Federal Income Taxes Payable	(331)	(1,066)	8,379
Billings in Excess of Income Earned and Expenses Incurred	(661)	(548)	3,270
Other Long-Term Liabilities	199	(2,244)	(5,868)
Net Cash Provided by Operating Activities	23,778	28,989	38,616

Cash Flows from Investing Activities:
Net Investment in Direct Financing Leases	(29,452)	2,151	1,944
Additions to Vessels, Leasehold Improvements, and Other Assets	(35,000)	(25,565)	(5,360)
Proceeds from Sale of Other Assets	3,756	-	3,299
Purchase of and Proceeds from Short Term Investments	200	(3,155)	126
Proceeds from Sale of Marketable Equity Securities	-	-	200
Investment in Unconsolidated Entities	(1,647)	-	(3,362)
Partial Sale of Unconsolidated Entities	-	-	4,223
Net Decrease in Restricted Cash Account	-	865	690
Net Decrease in Related Party Note Receivables	935	-	-
Other Investing Activities	-	115	12
Net Cash (Used) Provided by Investing Activities	(61,208)	(25,589)	1,772

Cash Flows from Financing Activities:
Proceeds from Issuance of Preferred Stock	37,725	-	-
Proceeds from Issuance of Common Stock	49	-	-
Proceeds from Issuance of Debt	48,000	29,000	139,000
Repayment of Debt	(54,095)	(29,920)	(173,675)
Additions to Deferred Financing Charges	(421)	(766)	(1,054)
Preferred Stock Dividends Paid	(2,367)	-	-
Reimbursements for Leasehold Improvements	14,310	-	-
Other Financing Activities	(106)	(82)	(197)
Net Cash Provided (Used) by Financing Activities	43,095	(1,768)	(35,926)

Net Increase in Cash and Cash Equivalents	5,665	1,632	4,462
Cash and Cash Equivalents at Beginning of Year	10,513	8,881	4,419

Cash and Cash Equivalents at End of Year	$ 16,178	$ 10,513	$ 8,881

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

Nature of Operations

Through our subsidiaries, we operate a diversified fleet of U.S. and international flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium- to long-term charters or contracts.  At December 31, 2005, our fleet consisted of 39 ocean-going vessels, 850 LASH (Lighter Aboard SHip) barges, and related shoreside handling facilities.  Our strategy is to (i) identify customers with high credit quality and marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire, or construct vessels to meet the requirements of those charters or contracts, (iii) secure financing for the vessels predicated primarily on those charter or contract arrangements, and (iv) provide our customers with reliable, high quality service at a reasonable cost.

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

Voyage Revenue and Expense Recognition

Revenues and expenses relating to our Liner and Rail-Ferry Service segments’ voyages are recorded over the duration of the voyage.  Revenues and expenses relating to our other segments’ voyages, which require no estimates or assumptions, are recorded when earned or incurred during the reporting period.  On our Liner Services, the voyage revenues are known at the beginning of the vessel’s voyage and are reported through the date of the financial statements based on the relative transit time, which is the time between the vessel’s loading port to the vessel’s discharge port.  Voyage expenditures are estimated at the beginning of the vessel’s voyage based on historical cost standards and current estimates received from our vendors and port agents.  Provisions for loss voyages are recorded when contracts for the voyages are fixed and when losses become apparent for voyages in progress.

Maritime Security Program

 The Maritime Security Act  (“MSA”), which provides for a program, the Maritime Security Program (“MSP”), for certain U.S. flag vessels, was signed into law in October of 1996.  As of December 31, 2005, our U.S. flag LASH vessel, four of our Pure Car/Truck Carriers (“PCTCs”), two Container vessels, and an additional PCTC that we purchased in October of 2005 were qualified and received contracts for MSA participation.  In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all effective on October 1, 2005.  Annual payments for each vessel in the new MSP program are $2,600,000 in years 2006 to 2008, $2,900,000 in years 2009 to 2011, and $3,100,000 in years 2012 to 2015, which are subject to annual appropriations and not guaranteed.  We recognize MSP revenue on a monthly basis over the duration of the qualifying contracts.

As of December 31, 2005, the U.S. Congress had not yet enacted the legislation to appropriate funding for this program for fiscal year 2006 at $2,600,000 per year per vessel.  Therefore, Congress passed a continuing resolution allowing this program to continue at fiscal year 2005 funding levels for all vessels qualifying for the program.  Since the number of vessels in this program increased October 1, 2005, which was the beginning of the new fiscal year, and the total

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

funds appropriated for fiscal year 2006 are higher than for fiscal year 2005, the payments per vessel were lower for the period until the legislation was passed in January of 2006 and the funds were appropriated for fiscal year 2006. In January of 2006, payments were received that resulted in fully compensating us for all periods since October 1, 2005, based on $2,600,000 per vessel per year.

Cash and Cash Equivalents

We consider highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  The carrying amount approximates fair value for these instruments.

Inventories

Inventories are stated at the lower of cost or market.  The first-in, first-out method is used for inventories aboard our vessels, including fuel.  As of December 31, 2005, inventory included approximately $2,628,000 for ordinary maintenance materials and parts and $947,000 for operating supplies.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts for accounts receivable balances estimated to be non-collectible.  These provisions are maintained based on identified specific accounts, past experiences, and current trends, and require management’s estimates with respect to the amounts that are non-collectible.

Property

For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method.  Estimated useful lives of Vessels and Barges, Leasehold Improvements, Other Equipment, and Furniture and Equipment are as follows:

Years
2 LASH Vessels	30
4 Pure Car/Truck Carriers	20
1 Coal Carrier	15
7 Other Vessels *	25
Leasehold Improvements	10
Other Equipment	3-12
Furniture and Equipment	3-10

* Includes two Special Purpose vessels, a Molten Sulphur Carrier, a Dockship, and three Container vessels.

At December 31, 2005, our fleet of 39 vessels also included (i) three Roll-On/Roll-Off (“RO/RO”) vessels, which we operate, (ii) a Breakbulk/Multi-Purpose vessel, a Tanker and a Container vessel, which we charter in for one of our services, (iii) three PCTCs which we charter in for our Time Charter contracts, (iv) one LASH vessel which we charter in for our Transatlantic service, (v) two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers in which we own a 50% interest, and (vi) eleven Cement Carriers, including nine vessels, one barge and one tug boat in which we own a 26.1% interest.

 Costs of all major property additions and betterments are capitalized.  Ordinary maintenance and repair costs are expensed as incurred.  Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired.  Capitalized interest totaled $243,000 for the year ended December 31, 2005.  Capitalized interest was calculated based on our weighted average interest rate on our outstanding debt.  No interest was capitalized in 2004 or 2003.

At December 31, 2005, our fleet also included 850 LASH barges.  We group our LASH barges, excluding those held for disposal, into pools with estimated useful lives corresponding to the remaining useful lives of the vessels with which they are utilized.  Major barge refurbishments are capitalized and included in the aforementioned group of barge pools.  From time to time, we dispose of barges in the ordinary course of business.

We are in the process of disposing of 11 LASH barges, which are not needed for current operations and are included in our balance sheet as Current Assets Held for Disposal.

We are in the process of adding a second deck to both of our Special Purpose vessels in order to essentially double their capacity, and have made improvements to the terminal in Louisiana and will be making improvements to the terminal in Mexico.  Additionally, we have invested in a transloading and storage facility in New Orleans.  We anticipate our costs to complete these upgrades to be approximately $49 million, and we expect reimbursement of $15 million of our costs from the State of Louisiana (the “State”) and $2 million from the City of New Orleans (“the “City”), resulting in a net cost to us

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of approximately $32 million.  As of December 31, 2005, we have incurred costs totaling $40.8 million and have been reimbursed $14.3 million.  We have also recorded receivables from the State and City of $2.7 million for reimbursement of costs incurred as of December 31, 2005.  Total project costs incurred include $28.1 million for the Louisiana terminal, $1.1 million for improvements to the transloading and storage facility, $10 million for the second decks, and $1.6 million for our 50% interest in the transloading and storage facility company.  The costs associated with the Louisiana terminal and improvements to the transloading and storage facility are reported in leasehold improvements on our Balance Sheet as of December 31, 2005, and the reimbursements to us from the State and the City are recorded as deferred credits under lease incentive obligations for the long-term portion and accounts payable and accrued liabilities for the current portion.  The leasehold improvements and deferred credits are being amortized over the ten-year lease term, which began in the third quarter of 2005.  We expect the installation of the decks on both ships and the terminal in Mexico to be completed by the end of the third quarter of 2006.

During 2005, we recognized a net gain on the sale of assets of $584,000 from the sale of 67 LASH barges no longer needed for operations.  In 2005, we sold the assets associated with our over-the-road car transportation truck company, resulting in a loss on the sale of these assets of $769,000 (See Note P).  During 2004, we had no sales of significant assets.  During 2003, we recognized a net gain on the sale of assets of $1,393,000 primarily as a result of a gain of $756,000 on the sale of the remaining Special Purpose barges, a gain of $482,000 from the sale of our Multi-Purpose vessel, which completed its commitment under charter with the Military Sealift Command (“MSC”) and was no longer needed for operations, a gain of $115,000 relating to the sale of certain of our investments in unconsolidated entities, and the gain of $40,000 for the sale of terminal land and facilities no longer needed for operations.

We monitor all of our fixed assets for impairment and perform an impairment analysis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when triggering events or circumstances indicate a fixed asset may be impaired.

Drydocking Costs

We defer certain costs related to the drydocking of our vessels.  Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years) (See Note J).

Deferred Financing Charges and Acquired Contract Costs

We amortize our deferred financing charges and acquired contract costs over the terms of the related financing agreements and contracts (See Note J).

Self-Retention Insurance

We maintain provisions for estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs.  Our policy is to establish self-insurance provisions for each policy year based on independent actuarial estimates, and to maintain the provisions at those levels for the estimated run-off period, approximately two years from the inception of that period.  We believe most claims will be reported, or estimates for existing claims will be revised, within this two-year period.  Subsequent to this two-year period, self-insurance provisions are adjusted to reflect our current estimate of loss exposure for the policy year.  However, if during this two-year period our estimate of loss exposure exceeds the actuarial estimate, then additional loss provisions are recorded to increase the self-insurance provisions to our estimate of the eventual claims’ settlement cost.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates (See Note D).

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

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial statement income in another.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation.  However, pursuant to existing U.S. Tax Laws, earnings from certain of our foreign operations are subject to U.S. income taxes when those earnings are repatriated to the U.S.

The American Jobs Creation Act of 2004 (“Jobs Creation Act”), which became effective for our company on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and our foreign flag shipping operations.  In late 2004, we recognized the effects of the Jobs Creation Act on our deferred federal income tax liability as of December 31, 2004, and began recognizing the effects of the Jobs Creation Act in 2005 on income earned beginning January 1, 2005.  We made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under a new “tonnage tax” regime rather than under the usual U.S. corporate income tax regime.  Throughout 2005, the U.S. tax on these operations has been based on the tonnage of the vessels, rather than their contribution to our income or profits (See Note F).

Foreign Currency Transactions

Certain of our revenues and expenses are converted into or denominated in foreign currencies, primarily Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso, Indian Rupee, Australian Dollar, and Japanese Yen.  All exchange adjustments are charged or credited to income in the year incurred. Exchange losses of $74,000, $20,000 and $96,000 were recognized for the years ended December 31, 2005, 2004 and 2003, respectively.

Dividend Policy

 On January 6, 2005, we announced the completion of our public offering of 6% convertible exchangeable preferred stock, and we have paid quarterly cash dividends commencing in March of 2005 at a rate of 6% per annum.  The payment of preferred stock dividends is at the discretion of our board of directors.  Through our preferred stock offering, we are restricted from paying common stock dividends and acquiring any of our common stock prior to December 31, 2007.

Earnings Per Share

Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Stock options covering 471,600 and 475,000 shares (See Note E) were included in the computation of diluted earnings per share in the years ended December 31, 2005 and 2004, respectively, but were excluded from the computation of diluted earnings per share in the year ended December 31, 2003, as the effect would have been antidilutive.

Derivative Instruments and Hedging Activities

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through Stockholders’ Investment in Other Comprehensive Income (Loss).  We recognize the fair market value of the hedge through earnings at the time of maturity, sale or termination of the hedge.  We currently employ, or have employed in the past, interest rate swap agreements, foreign currency contracts, and commodity swap contracts (See Note N).

Stock-Based Compensation

We account for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense is recognized for employee stock options issued under the Stock Incentive Plan if the exercise price of the options equals the market price of our stock on the date of grant (See Note E).

Pension and Postretirement Benefits

Our pension and postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors.  We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary and information as to historical experience and performance.  Differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosures are no longer an alternative.  Statement No. 123(R) was effective for calendar year public companies at the beginning of 2006.  Effective January 1, 2006, we have adopted Statement No. 123(R), which had no impact on our financial position and results of operation.

Statement No. 123(R) permits public companies to adopt its requirements using either a modified prospective method or a modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the pro forma amounts previously disclosed in the footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. We have adopted this statement using the modified prospective method.

As permitted by Statement No. 123, we account for share-based payments to employees using APB Opinion No. 25 and as such no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards.  The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E – Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in our December 31, 2004 Form 10-K.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs.”  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred.  In addition, SFAS 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Effective January 1, 2006, we have adopted SFAS 151, which had no impact on our financial position and results of operation.

NOTE B –CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

In January of 2005, we issued 800,000 shares of 6% convertible exchangeable preferred stock, $1.00 par value, at a price of $50.00 per share.  The proceeds of the Preferred Stock offering, after deducting all associated costs, were $37,987,000.  Cash dividends are cumulative and payable quarterly in arrears at an annual rate of 6% per share, when and as declared by our Board of Directors.

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

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preferred stock has no maturity date and no voting rights prior to conversion to common stock.  The notes, if issued, will have no voting rights prior to conversion to common stock.

NOTE C - LONG-TERM DEBT

(All Amounts in Thousands)	Interest Rate			Total Principal Due
	December 31,	December 31,	Maturity	December 31,	December 31,
Description	2005	2004	Date	2005	2004
Unsecured:
Senior Notes – Fixed Rate	7.75%	7.75%	2007	$ 52,465	$ 70,925
Secured:
Notes Payable – Variable Rate	5.53%	N/A	2015	31,333	-
Notes Payable – Variable Rate	3.869%	N/A	2012	14,000	-
Notes Payable – Variable Rate	5.45-5.65%	3.6875-4.00%	2013	74,197	81,665
Notes Payable – Variable Rate	N/A	3.92%	2007	-	5,500
Line of Credit	N/A	4.3063%	2009	-	20,000
				$ 171,995	$ 178,090
	Less Current Maturities			(10,275)	(9,468)
				$ 161,720	$ 168,622

We have interest rate swap agreements in place to fix the interest rates on our variable rate notes payable expiring in 2015 and 2012 at 4.41% and 5.17%, respectively.  After applicable margin adjustments, the effective interest rates on these notes payable are fixed at 5.41% and 4.67%, respectively.  The swap agreements are for the same terms as the associated notes payable.

Our variable rate notes payable are secured by assets with the an aggregate net book value of $200,871,000 as of December 31, 2005, and by a security interest in certain operating contracts and receivables.

The aggregate principal payments required as of December 31, 2005, for each of the next five years are $10,275,000 in 2006, $62,739,000 in 2007, primarily due to the maturity of our 7 ¾% Senior Notes, $10,275,000 in 2008,  $10,275,000 in 2009, and $10,275,000 in 2010.  We are considering various options to refinance our 7¾% Senior Notes when they mature in 2007, including our available line of credit.

During 2005, we retired $18,500,000 of the 7¾% Notes of which $17,000,000 was at a discount and the remaining $1,500,000 was at a premium.  We also retired certain other outstanding debt prior to maturity.  In 2004, we retired $410,000 of the 7 ¾% Notes at a discount and retired certain other outstanding debt prior to maturity.  Additionally in 2003, we secured financing of $91,000,000, which was used to retire certain of our outstanding debt, including a loan on our Coal Carrier on which we incurred a make-whole premium upon retirement.  Upon these retirements of indebtedness, we recorded a net Loss on Early Extinguishment of Debt for the years ended December 31, 2005, 2004 and 2003, of approximately $68,000, $361,000 and $1,310,000, respectively.

As of December 31, 2005 and 2004, we had available a line of credit totaling $50,000,000.  As of December 31, 2005, we had no balance outstanding on our line of credit.  As of December 31, 2004, the balance outstanding on our line of credit was $20,000,000, which was repaid in January of 2005.

Most of our debt agreements, among other things, impose defined minimum working capital and net worth requirements, impose leverage requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.  As of December 31, 2005, we met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios, and believe we will continue to meet these requirements throughout 2006, although we can give no assurance to that effect.

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

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We have consistently remained in compliance with this provision of the loan agreements.

NOTE D – SELF-RETENTION INSURANCE

We are self-insured for Hull and Machinery claims between $150,000 and $1,150,000 and Loss of Hire claims in excess of 14 days, up to an aggregate stop loss amount of $2,000,000.  Once aggregate claims exceed $2,000,000, we have third party coverage for additional claims with deductible levels of $150,000 per incident for Hull and Machinery and 14 days for Loss of Hire.  We have third party coverage for individual Hull and Machinery claims exceeding $1,150,000.  The independent actuarial estimates of our self-insurance exposure are approximately $761,000 below the aggregate $2,000,000 stop loss amount for the policy year beginning June 27, 2005.

The current portions of the liabilities for self-insurance exposure were $1,985,000 and $1,515,000 at December 31, 2005 and 2004, respectively, and the noncurrent portions of these liabilities were $2,057,000 and $1,435,000 at December 31, 2005 and 2004, respectively.

Protection and Indemnity claims, including cargo and personal injury claims, are not included in our self-retention insurance program.  We have third party insurance coverage for these claims with a deductible level of $25,000 per incident for all vessels.

NOTE E – EMPLOYEE BENEFIT PLANS

Pension and Postretirement Benefits

Our defined benefit retirement plan covers all full-time employees of domestic subsidiaries who are not otherwise covered under union-sponsored plans.  The benefits are based on years of service and the employee’s highest sixty consecutive months of compensation.  Our funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation.  Plan assets consist primarily of investments in equity and fixed income mutual funds and money market holdings.  The target asset allocation range is 40% in fixed income investments and 60% in equity investments.  The asset allocation on December 31, 2005 was 39.5% in fixed income investments and 60.5% in equity investments.  The asset allocation on December 31, 2004 was 41% in fixed income investments and 59% in equity investments.  The plan’s prohibited investments include selling short, commodities and futures, letter stock, unregistered securities, options, margin transactions, derivatives, leveraged securities, and International Shipholding Corporation securities.  The plan’s diversification strategy includes limiting equity securities in any single industry to 25% of the equity portfolio market value, limiting the equity holdings in any single corporation to 10% of the market value of the equity portfolio, and diversifying the fixed income portfolio so that no one issuer comprises more than 10% of the aggregate fixed income portfolio, except for issues of the U.S. Treasury or other Federal Agencies.  The plan’s assumed future returns are based primarily on the asset allocation and on the historic returns for the plan’s asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.  As of December 31, 2005, the plan has assets of $20,330,000 and a projected pension obligation of $23,323,000.

Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents.  The measurement date for both plans is December 31.  The following table sets forth the plans’ changes in the benefit obligations and fair value of assets and a statement of the funded status:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2005	2004	2005	2004
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$ 22,461	$ 20,266	$ 9,638	$ 9,687
Service Cost	668	548	90	77
Interest Cost	1,248	1,229	536	550
Actuarial (Gain) Loss	(31)	1,394	(551)	133
Benefits Paid and Expected Expenses	(1,023)	(976)	(549)	(555)
Impact of Plan Amendments	-	-	-	(254)
Benefit Obligation at End of Year	$ 23,323	$ 22,461	$ 9,164	$ 9,638

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2005	2004	2005	2004
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$ 19,119	$ 17,828	$ -	$ -
Actual Return on Plan Assets	1,130	1,857	-	-
Employer Contribution	1,100	410	549	555
Benefits Paid and Actual Expenses	(1,019)	(976)	(549)	(555)
Fair Value of Plan Assets at End of Year	20,330	19,119	-	-

Funded Status	(2,994)	(3,342)	(9,164)	(9,638)
Unrecognized Net Actuarial Loss	3,998	3,935	1,576	2,257
Unrecognized Prior Service Cost	-	-	(210)	(232)
Prepaid Cost (Benefit Obligation) at End of Year	$ 1,004	$ 593	$ (7,798)	$ (7,613)

Key Assumptions
Discount Rate	5.75%	5.75%	5.75%	5.75%
Rate of Compensation Increase	5.00%	5.50%	N/A	N/A

The accumulated benefit obligation for the pension plan was $19,963,000 and $19,061,000 at December 31, 2005 and 2004, respectively.

The following table provides the components of net periodic benefit cost for the plans:

(All Amounts in Thousands)	Pension Plan			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost
Service Cost	$ 668	$ 548	$ 469	$ 90	$ 77	$ 67
Interest Cost	1,248	1,229	1,194	536	550	595
Expected Return on Plan Assets	(1,440)	(1,395)	(1,201)	-	-	-
Amortization of Prior Service Cost	-	8	8	(22)	(21)	-
Amortization of Net Actuarial Loss	212	86	188	131	73	67
Net Periodic Benefit Cost	$ 688	$ 476	$ 658	$ 735	$ 679	$ 729

Key Assumptions
Discount Rate	5.50%	6.25%	6.75%	5.50%	6.25%	6.75%
Expected Return on Plan Assets	7.75%	8.00%	8.00%	N/A	N/A	N/A
Rate of Compensation Increase	5.00%	5.50%	5.50%	N/A	N/A	N/A

For measurement purposes, the health and dental care cost trend rate was assumed to be 9% for 2005, decreasing steadily by .50 per year over the next eight years to a long-term rate of 5%.  The health and dental care cost trend rate for employees over 65 was assumed to be 11% decreasing steadily by .50% per year over the next twelve years to a long-term rate of 5%.  A one percent change in the assumed health care cost trend rates would have the following effects:

(All Amounts in Thousands)	1% Increase	1% Decrease
Change in total service and interest cost components
for the year ended December 31, 2005	$ 76	$ (62)
Change in postretirement benefit obligation as of December 31, 2005	1,121	(929)

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the expected future benefit payments as of December 31, 2005:

(All Amounts in Thousands)
Fiscal Year	Pension Plan	Postretirement Benefits
2006	$ 1,102	$ 491
2007	1,124	520
2008	1,180	543
2009	1,215	566
2010	1,270	590
2011-2015	7,291	3,115

Crew members on our U.S. flag vessels belong to union-sponsored pension plans.  We contributed approximately $1,988,000, $1,499,000, and $1,472,000 to these plans for the years ended December 31, 2005, 2004, and 2003, respectively.  These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members.  Information from the plans’ administrators is not available to permit us to determine whether there may be unfunded vested benefits.

We continue to evaluate ways in which we can better manage these benefits and control the costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of reported obligation and annual expense.

In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 (“Act”) was signed into law.  In addition to including numerous other provisions that have potential effects on an employer’s retiree health plan, the Act includes a special subsidy beginning in 2006 for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit.  In May of 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements, and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits.  We have determined that our plan is actuarially equivalent and as such we qualify for this special subsidy.  The effect of our future savings from this law reduced the December 31, 2005 estimate of our accumulated postretirement benefit obligation by approximately $2.3 million, which was recorded in the net actuarial gain for 2005.  The new law also resulted in a decrease in our annual net periodic benefit cost for periods beginning January 1, 2005.  For 2005, the decrease in our annual net periodic benefit cost was approximately $250,000.

401(k) Savings Plan

We provide a 401(k) tax-deferred savings plan to all full-time employees who have completed at least 1,000 hours of service.  We match 50% of the employee’s first $2,000 contributed to the plan annually.  We contributed $107,000, $102,000 and $87,000 to the plan for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Incentive Plan

In April of 1998, we established a stock-based compensation plan, the Stock Incentive Plan (the “Plan”). The purpose of the Plan is to increase shareholder value and to advance the interest of the Company by furnishing a variety of economic incentives designed to attract, retain, and motivate key employees and officers and to strengthen the mutuality of interests between such employees, officers, and our shareholders.  Incentives consist of opportunities to purchase or receive shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, or other stock-based awards.  Under the Plan, we may grant incentives to our eligible Plan participants for up to 650,000 shares of common stock.  The exercise price of each option equals the market price of our stock on the date of grant.  In July of 1999, options to purchase 475,000 shares of common stock were granted to certain qualified participants at an exercise price of $14.125 per share.  The stock options are due to expire on April 14, 2008.  All options vested immediately upon the grant date and were exercisable at December 31, 2005.  No options were granted or forfeited during 2005.  A total of 3,400 shares were exercised in 2005 and 25,800 shares were exercised in 2006 through February 22, 2006.  No options were granted, exercised or forfeited during 2004 or 2003.

We account for stock-based compensation in accordance with APB Opinion No. 25.  Accordingly, no compensation expense has been recognized for employee options granted under the Plan.  If we had determined compensation cost for the Plan based on the fair value at the grant dates for awards under the Plan consistent with the fair value method included in SFAS No. 123 “Accounting for Stock-Based Compensation,” our net income and earnings per

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share for the years ended December 31, 2005, 2004, and 2003 would have agreed to the actual amounts reported since no stock options were granted for these years and all options outstanding vested in 1999.

Life Insurance

We have agreements with the former Chairman and current Chairman of the Company whereby their estates will be paid approximately $822,000 and $626,000, respectively, upon death.  We reserved amounts to fund a portion of these death benefits, which amounted to $1,000,000 and hold an insurance policy, which covers any remaining liability.  The cash surrender value of the insurance policy was approximately $118,000 and $132,000 as of December 31, 2005 and 2004, respectively.

NOTE F - INCOME TAXES

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

The Jobs Creation Act, which became effective for us on January 1, 2005, changed the United States tax treatment of our U.S. flag vessels in foreign operations and our foreign flag shipping operations operating in CFCs.

In December of 2004, we made an election under the Jobs Creation Act to have our U.S. flag operations (other than those of two ineligible vessels used exclusively in United States coastwise commerce) taxed under a new “tonnage tax” regime rather than under the usual U.S. corporate income tax regime.  As a result of that election, our gross income and taxable income for United States income tax purposes with respect to our eligible U.S. flag vessels will not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of our qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.

We have recorded a reduction in our deferred tax provision of $350,000 in 2005 and $12,058,000 in 2004 relating to the write off of deferred tax assets and liabilities that will no longer reverse as a result of the election of the tonnage tax regime.

Under the tonnage tax regime, our taxable income with respect to the operations of our eligible U.S. flag vessels will instead be based on a “daily notional taxable income,” which will be taxed at the highest corporate income tax rate.  The daily notional taxable income from the operation of a qualifying vessel will be 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons.  The taxable income of each qualifying vessel will be the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in United States foreign trade.  In 2005, we incurred $129,000 of U.S. income tax liability under the tonnage tax regime on income of $9,144,000 that would have been subject to the U.S. corporate income tax regime prior to the election.

Under the Jobs Creation Act, the taxable income from shipping operations of the Company’s CFCs will generally no longer be subject to current United States income tax but will be deferred until repatriated.  In December of 2004, we established a valuation allowance of $4,330,000 on the net deferred tax asset associated with the foreign deficit carry-forwards that were no longer supportable as a result of the Jobs Creation Act, the impact of which is included in our deferred tax provision.  Foreign tax credits of $4,394,000 are available to offset future taxable income of the CFCs as that income is repatriated.

The Katrina Emergency Tax Relief Act of 2005 and the Gulf Opportunity Zone Act of 2005 have provided certain special tax incentives for companies like us located in the Hurricane Katrina core disaster area.  The Acts created a new tax credit, the Employee Retention Credit, to encourage employers to keep employees on their payroll.  The credit is equal to 40% of the first $6,000 in wages paid to each eligible employee after August 28, 2005, and before January 1, 2006, by employers in the core disaster area, for the period the business is rendered inoperable as a result of damage caused by Hurricane Katrina.  In 2005, we recorded a deferred tax benefit of $293,000 for the Employee Retention Credit.

Our Federal income tax returns are filed on a consolidated basis and include the results of operations of our wholly-owned U.S. subsidiaries.  Pursuant to the Tax Reform Act of 1986, the earnings (losses) of foreign subsidiaries, which were $159,000 in 2005, $4,155,000 in 2004, and $553,000 in 2003, are also included in our Federal income tax returns.

Prior to 1987, deferred income taxes were not provided on undistributed foreign earnings of $6,689,000, all of which are expected to remain invested abroad indefinitely.  In accordance with the Tax Reform Act of 1986, commencing in

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1987, shipping income, as defined under the U.S. Subpart F income tax provisions, generated from profitable controlled foreign subsidiaries are subject to Federal income taxes.

Components of the net deferred tax liability/(asset) are as follows:

	December 31,	December 31,
(All Amounts in Thousands)	2005	2004

Liabilities:
Fixed Assets	$ 28,738	$ 29,731
Deferred Charges	2,401	2,056
Unterminated Voyage Revenue/Expense	39	884
Other Liabilities	3,542	4,551
	34,720	37,222
Assets:
Insurance and Claims Reserve	301	(37)
Deferred Intercompany Transactions	-	(2,530)
Post-Retirement Benefits	(386)	(357)
Alternative Minimum Tax Credit	(4,577)	(4,577)
Net Operating Loss Carryforward/Unutilized Deficit	(15,355)	(13,954)
Valuation Allowance	3,594	4,330
Worker Retention Credit	(293)	-
Other Assets	(4,984)	(5,062)
Total Assets	(21,700)	(22,187)
Total Deferred Tax Liability, Net	$ 13,020	$ 15,035

The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate –expense (benefit):

                Year Ended December 31,

	2005	2004	2003
Statutory Rate	35.00%	35.00%	35.00%
State Income Taxes	1.14%	2.35%	0.49%
Effect of Tonnage Tax Rate Jobs Creation Act Adjustment	(152.40%) (17.37%)	- (776.11%)	- -
Change in Valuation Allowance	21.67%	-	-
Employee Retention Credit Other, Primarily Non-deductible Expenditures	(14.54%) 4.57%	- 21.50%	- 0.55%
	(121.93%)	(717.26%)	36.04%

Foreign income taxes of $461,000, $410,000 and $563,000 are included in our consolidated statements of income in the Provision for Income Taxes for the years ended December 31, 2005, 2004, and 2003, respectively.  We pay foreign income taxes in Indonesia.

For U.S. federal income tax purposes, we have net operating loss carryforwards (“NOLs”) of approximately $8,892,000 that, if not used, will expire in 2022 through 2025.  We also have approximately $4,577,000 of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations.  Additionally, for state income tax purposes, we have NOLs of approximately $6,497,000 available to reduce future state taxable income.  These NOLs expire in varying amounts beginning in year 2010 through 2019.

We had total income from continuing operations before (benefit) provision for income taxes and equity in net income of unconsolidated entities of $2,016,000, $1,625,000 and $8,270,000 for 2005, 2004 and 2003, respectively.  Income (loss) from continuing U.S. operations was $3,778,000, $1,411,000 and $10,378,000, and income (loss) from continuing foreign operations was ($1,762,000), $214,000 and ($2,108,000) for 2005, 2004 and 2003, respectively.

NOTE G – TRANSACTIONS WITH RELATED PARTIES

We own a 26.1% interest in Belden Cement Holding, Inc. (“BCH”) (See Note L).  At December 31, 2004, we had long-term receivables of $2,385,000 from BCH and $150,000 from Echelon Shipping, Inc. (“Echelon”), a wholly-owned

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiary of BCH.  During 2005, these long-term receivables were paid in full.  Interest income on these receivables was earned at a rate of 6% per year.  These long-term receivables were included in Due from Related Parties.

We own a 50% interest in RTI Logistics L.L.C. (“RTI”) (See Note L).  At December 31, 2005, we had a note receivable of $2,000,000 due from RTI.  The long-term portion of this receivable is included in Due from Related Parties.  Interest income on this receivable is earned at the rate of 5% per year for seven years.

A son of our Chairman of the Board serves as our Secretary and is a partner in the law firm of Jones, Walker, Waechter, Poitevent, Carrere and Denegre, which has represented us since our inception.  A son of one of our Directors serves as our Assistant Secretary and is a partner in the same law firm.  Fees paid to the firm for legal services rendered to us were approximately $1,633,000, $1,001,000 and $1,030,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  Amounts of $60,000 were due to the legal firm at December 31, 2005, which was included in Accounts Payable and Accrued Liabilities, and no amounts were due at December 31, 2004.

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2005, 18 vessels that we own or operate were under various contracts extending beyond 2005 and expiring at various dates through 2019.  Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

We maintain lines of credit totaling approximately $440,000 to cover standby letters of credit required on certain of our contracts.

Contingencies

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure.  Our current overall exposure to the numerous lawsuits in question, after considering insurance coverage for these claims, has been estimated by our lawyers and internal staff to be approximately $660,000.  We believe those estimates are reasonable and have established reserves accordingly.  Our reserves for these lawsuits as of December 31, 2005 and 2004 were approximately $660,000 and $800,000, respectively.  There is a reasonable possibility that there will be additional claims associated with occupational diseases asserted against us. However, we do not believe that it is reasonably possible that our exposure from those claims will be material because (1) the lawsuits filed since 1989 claiming damages related to occupational diseases in which we have been named as a defendant have primarily involved seamen that served on-board our vessels and the number of such persons still eligible to file a lawsuit against us is diminishing and (2) such potential additional claims, if pursued, would be covered under an indemnification agreement with a previous owner of one of our subsidiaries and/or under one or more of our existing insurance policies with deductibles ranging from $2,500 to $25,000 per claim.

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

Our Rail-Ferry Service operates from a terminal in New Orleans, Louisiana.  Specifically, the terminal is located on the Mississippi River Gulf Outlet (“MR-GO”) which is a Federal waterway connecting to the U.S. Gulf of Mexico.    As a result of the devastating flooding caused by Hurricane Katrina, the Federal funding that the U.S. Army Corps of Engineers requires to dredge the MR-GO has been suspended.  While the current depth of the MR-GO is adequate to allow us to continue to operate, any further silting would prevent our long-term utilization of the MR-GO.  Therefore, as a result, we

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

must review all options available to us regarding the continued operation of our Rail-Ferry Service including relocating the U.S. operations out of the New Orleans area.

The total cost to build our terminal on the MR-GO was approximately $31 million. The City of New Orleans and the State of Louisiana have contributed approximately $17 million towards that cost, leaving our investment at risk at approximately $14 million.  We have begun dialogue with the State of Louisiana to discuss our options regarding our terminal on the MR-GO.  While we can give no assurance of the ultimate outcome of those discussions, we are satisfied that we will agree upon a fair solution.  In any event, the maximum impairment loss associated with our investment at the facility resulting from a relocation from the MR-GO, if we received no compensation, would be approximately $14 million.  Our investment of approximately $14 million was funded with the proceeds from a financing agreement.  Relocation of the terminal from our current location could potentially place us in default on this debt requiring us to repay the unamortized balance.  Additionally, we could potentially be required to compensate the lender for their cost if they lost the ability to utilize certain federal tax credits available to them in relation to our financing agreement.

NOTE I - LEASES

Direct Financing Leases

In 2005, we entered into a direct financing lease of a U.S. flag PCTC expiring in 2015 and, in 1999, we entered into a direct financing lease of a foreign flag PCTC expiring in 2019.  The schedule of future minimum rentals to be received under these direct financing leases in effect at December 31, 2005, is as follows:

Receivables Under Financing Leases
(All Amounts in Thousands)
Year Ended December 31,
2006	$ 14,077
2007	14,077
2008	14,099
2009	13,498
2010	13,112
Thereafter Total Minimum Lease Payments Receivable	86,268
155,131
Estimated Residual Value of Leased Property	8,052
Less Unearned Income	(84,618)
Total Net Investment in Direct Financing Leases	78,565
Current Portion	(3,923)
Long-Term Net Investment in Direct Financing Leases at December 31, 2005	$ 74,642

The schedule of future minimum rentals to be received under the direct financing lease in effect at December 31, 2004, was as follows:

Receivables Under
(All Amounts in Thousands)	Financing Lease
Year Ended December 31,
2005	$ 8,432
2006	8,431
2007	8,431
2008	8,455
2009	7,853
Thereafter	67,021
Total Minimum Lease Payments Receivable	108,623
Estimated Residual Value of Leased Property	2,051
Less Unearned Income	(61,561)
Total Net Investment in Direct Financing Lease	49,113
Current Portion	(2,337)
Long-Term Net Investment in Direct Financing Lease at December 31, 2004	$ 46,776

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

During 2001, we entered into two sale-leasebacks, covering one of our U.S. flag PCTCs and one of our foreign flag PCTCs for terms of 12 years and 15 years, respectively.  The gains on these sale-leasebacks are being deferred over the term lives of the leases.  We renegotiated a capital lease agreement for one of our U.S. flag PCTCs in December of 2001 and subsequently reclassified the lease to an operating lease with a term of 10 years.  This reclassification resulted in a gain of $5,309,000, which is being deferred over the remaining term life of the lease.  During 2002, we entered into a sale-leaseback for one of our LASH vessels, which was also classified as an operating lease with a term of 5 years.

Our operating lease agreements have a fair value renewal option and a fair value purchase option.  Most of these agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.  Under one of our operating lease agreements, a deposit was made into a bank reserve account to meet the requirements of the lease agreement.  The owner of the vessel has the ability to draw on this amount to cover operating lease payments if such payments become overdue.  The escrow amounts totaled $6,541,000 at December 31, 2005 and 2004, and are included in Restricted Cash.  The vessels under these leases, with the exception of the LASH vessel, are operated under fixed charter agreements covering the terms of the respective leases.

We also conduct certain of our operations from leased office facilities under operating leases expiring at various dates through 2011.

Rent expense related to operating leases totaled approximately $27,063,000,  $28,623,000 and $30,079,000 for the years ended December 31, 2005, 2004 and 2003, respectively.  The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2005:

	Payments Under Operating Leases
(All Amounts in Thousands)	U.S. Flag PCTCs	Foreign Flag PCTC	LASH Vessel	Other Leases	Total
Year Ended December 31,
2006	$ 9,596	$ 6,340	$ 1,920	$ 1,588	$ 19,444
2007	9,596	6,340	1,760	1,676	19,372
2008	9,596	6,340	-	1,395	17,331
2009	9,596	6,340	-	331	16,267
2010	26,147	6,340	-	331	32,818
Thereafter	11,185	35,399	-	28	46,612

Total Future Minimum Payments	$ 75,716	$ 67,099	$ 3,680	$ 5,349	$151,844

NOTE J - DEFERRED CHARGES AND ACQUIRED CONTRACT COSTS

Deferred charges and acquired contract costs are comprised of the following:

	December 31,	December 31,
(All Amounts in Thousands)	2005	2004
Drydocking Costs	$ 11,711	$ 12,129
Financing Charges and Other	2,128	2,680
Acquired Contract Costs	6,185	7,640
	$ 20,024	$ 22,449

The Acquired Contract Costs represent the portion of the purchase price paid for Waterman Steamship Corporation applicable primarily to that company’s three U.S. flag RO/RO vessels under maritime prepositioning ship contract agreements, which expire in 2009 and 2010.  The amortization expense for each of the years ended December 31, 2005 and 2004 was $1,455,000.  The estimated annual amortization expense is $1,455,000 for 2006, 2007, 2008 and 2009, and $364,000 for 2010.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - SIGNIFICANT OPERATIONS

Major Customers

We have several medium- to long-term contracts related to the operations of various vessels (See Note H), from which revenues represent a significant amount of our total revenue.  Revenues from the contracts with the MSC were $29,157,000, $27,017,000 and $35,874,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

We operate a U.S. flag LASH vessel in a liner service which participates in the MSP program (See Note A – “Maritime Security Program”).  Revenues, including MSP revenue, were $26,816,000, $30,008,000 and $26,790,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

We have five U.S. flag PCTCs, also under the MSP, which carry automobiles from Japan to the United States for a Japanese charterer.  One of these U.S. flag PCTCs was purchased in September of 2005.  Revenues, including MSP revenue, were $39,756,000, $36,831,000 and $39,516,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

We provide space on our westbound foreign flag LASH liner service to several commercial shippers.  The westbound cargoes included steel and other metal products, high-grade paper and wood products, and other general cargo.  Revenues were $40,196,000, $38,823,000 and $26,002,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Concentrations

A significant portion of our traffic receivables is due from contracts with the MSC and transportation of government sponsored cargo.  There are no concentrations of receivables from customers or geographic regions that exceed 10% of stockholders’ investment at December 31, 2005 or 2004.

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

	Year Ended December 31,
(All Amounts in Thousands)	2005	2004	2003
United States	$ 94,300	$ 86,568	$ 106,214
Asian Countries	62,191	59,309	56,473
Rail-Ferry Service Operating Between U.S. Gulf and Mexico	11,051	15,880	15,537
Liner Services Operating Between:
U.S. Gulf / East Coast Ports and Ports in Middle East	26,816	30,008	26,790
U.S. Gulf / East Coast Ports and Ports in Northern Europe	66,549	65,705	48,845
Other Countries	1,249	1,694	1,442
Total Revenues	$ 262,156	$ 259,164	$ 255,301

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

Liner Services: In our liner services segment we operate four vessels, including one “dockship” that positions barges for pick-up and discharge, on established trade routes with regularly scheduled sailing dates.  We receive revenues for the carriage of cargo within the established trading areas and pay the operating and voyage expenses incurred. Our Liner Services include a U.S. flag service between U.S. Gulf and East Coast ports and ports in the Red Sea and in South Asia, and a foreign flag transatlantic service operating between U.S. Gulf and East Coast ports and ports in northern Europe.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time Charter Contracts: Time charters are contracts by which our charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel.  Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Our Time Charter Contracts include contracts with Far Eastern shipping companies for seven PCTCs, with an electric utility for a conveyor-equipped, self-unloading Coal Carrier, and with a mining company providing ocean transportation services at its mine in Papua, Indonesia.  Also included in this segment are contracts under which the MSC charters three RO/ROs that are under an operating contract, and contracts with another shipping company for two container vessels.

Contracts of Affreightment (“COA”): For this type of contract, we undertake to provide space on our vessel for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried.  Generally, we are responsible for all operating and voyage expenses.  Our COA segment includes one contract, which is for the transportation of molten sulphur.

 Rail-Ferry Service: This service uses our two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  Each vessel has a capacity for 60 standard size rail cars.  With departures every four days from Coatzacoalcos, Mexico and New Orleans, Louisiana it offers with each vessel a three-day transit between these ports and provides a total of 90 trips per year in each direction when both ships are operating.

Other: This segment consists of operations that include more specialized services than the former four segments and subsidiaries that provide ship charter brokerage and agency services.  Also included in the Other category are corporate related items, results of insignificant operations, and income and expense items not allocated to reportable segments.

The following table presents information about segment profit and loss and segment assets.  We do not allocate administrative and general expenses, gains or losses on sale of investments, investment income, gains or losses on early extinguishment of debt, equity in net income of unconsolidated entities, income taxes, or losses from discontinued operations to our segments.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.  Expenditures for segment assets represent cash outlays during the periods presented, including purchases of assets, improvements to assets, and drydock payments.

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elim.	Total
2005
Revenues from External Customers	$ 93,365	$ 138,177	$ 16,693	$ 11,051	$ 2,870	-	$ 262,156
Intersegment Revenues	-	-	-	-	12,614	$(12,614)	-
Depreciation and Amortization	4,834	17,822	2,747	5,008	39	-	30,450
Gross Voyage (Loss) Profit	(1,492)	27,774	4,692	(6,684)	1,490	-	25,780
Interest Expense	631	6,162	1,148	1,651	34	-	9,626
Gain on Sale of Other Assets	584	-	-	-	-	-	584
Segment (Loss) Profit	(1,539)	21,612	3,544	(8,335)	1,456	-	16,738
Segment Assets	22,680	194,575	35,202	90,578	1,175	-	344,210
Expenditures for Segment Assets	3,590	1,038	-	35,035	380	-	40,043
2004
Revenues from External Customers	$ 95,713	$ 113,954	$ 16,562	$ 15,881	$ 17,054	-	$ 259,164
Intersegment Revenues	-	-	-	-	12,264	$(12,264)	-
Depreciation and Amortization	5,279	13,879	2,709	4,090	145	-	26,102
Gross Voyage (Loss) Profit	(1,563)	26,914	5,411	(4,304)	1,588	-	28,046
Interest Expense	749	6,515	1,430	1,853	38	-	10,585
Loss on Sale of Other Assets	-	-	-	-	(7)	-	(7)
Segment (Loss) Profit	(2,312)	20,399	3,981	(6,157)	1,543	-	17,454
Segment Assets	23,126	182,447	37,971	49,839	1,300	-	294,683
Expenditures for Segment Assets	988	29,946	6	232	202	-	31,374

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elim.	Total
2003
Revenues from External Customers	$ 75,635	$ 129,685	$ 16,189	$ 15,537	$ 18,255	-	$ 255,301
Intersegment Revenues	-	-	-	-	13,551	$ (13,551)	-
Depreciation and Amortization	5,108	15,144	2,799	4,101	172	-	27,324
Gross Voyage (Loss) Profit	(4,199)	33,048	5,495	(2,926)	1,722	-	33,140
Interest Expense	1,051	7,232	1,820	2,348	63	-	12,514
Gain on Sale of Other Assets	-	482	-	-	911	-	1,393
Segment (Loss) Profit	(5,250)	26,298	3,675	(5,274)	2,570	-	22,019
Segment Assets	27,196	167,803	40,637	53,519	1,490	-	290,645
Expenditures for Segment Assets	4,077	611	-	-	394	-	5,082

In 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  The over-the-road car transportation truck company was reported in the “Other” segment in previous periods.  Those periods have been restated to remove the effects of those operations from the “Other” segment to reflect the reclassification from continuing to discontinued operations.

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Year Ended December 31,
Profit or Loss:	2005	2004	2003
Total Profit for Reportable Segments	$ 16,738	$ 17,454	$ 22,019
Unallocated Amounts:
Administrative and General Expenses	(16,052)	(15,536)	(14,601)
(Loss) Gain on Sale of Investment	287	(623)	-
Investment Income	1,111	691	2,162
Loss on Early Extinguishment of Debt	(68)	(361)	(1,310)
Income from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$ 2,016	$ 1,625	$ 8,270

	December 31,	December 31,
Assets:	2005	2004
Total Assets for Reportable Segments	$ 344,210	$ 294,683
Unallocated Amounts:
Current Assets	73,818	57,315
Investment in Unconsolidated Entities	14,926	11,115
Restricted Cash	6,541	6,541
Due from Related Parties	1,600	2,535
Other Assets	8,412	8,864
Assets from Discontinued Operations	-	3,995
Total Assets	$ 449,507	$ 385,048

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - UNCONSOLIDATED ENTITIES

Cement Carriers

Prior to December of 2004, we had a 30% interest in BCH, a Cement Carrier company which owns and operates Cement Carriers.  We purchased our shares from a former owner at a premium, which resulted in a difference of approximately $676,000 between our investment in BCH and the underlying equity in net assets of the subsidiary.  During December of 2004, one of the shareholders of BCH exercised its option to purchase additional shares of common stock, which upon exercise reduced our ownership to 26.1%.  The shareholder purchased these shares at a premium, which has reduced our original premium by $369,000.  Currently the difference between our investment in BCH and the underlying equity in net assets of the subsidiary is $307,000.   In 2005, we acquired a 26.1% interest in Belden Shipholding Pte Ltd. (“BSH”), another Cement Carrier company, for $78,000.  In December of 2005, BCH and BSH together own eleven Cement Carriers, including nine vessels, one barge and one tug boat.  The Cement Carriers operate in several principal markets, including the United States, Middle East, and Asia.  This investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the combined earnings of this investment, net of taxes, was $1,850,000,  $827,000, and  $339,000 for the years ended December 31, 2005, 2004 and 2003, respectively.   We received dividends of $783,000 in 2005.  No distributions were made during 2004 and 2003.  The aggregate amount of consolidated retained earnings that represented undistributed earnings of this investment was approximately $3,000,000 and $1,900,000 for the years ended December 31, 2005 and 2004, respectively.

The unaudited condensed financial position and results of operations of BCH and BSH are summarized below:

	December 31,	December 31,
(Amounts in Thousands)	2005	2004
Current Assets	$ 14,988	$ 13,178
Noncurrent Assets	$ 115,566	$ 68,643
Current Liabilities	$ 13,465	$ 15,366
Noncurrent Liabilities	$ 90,701	$ 49,729

Year Ended December 31,
(Amounts in Thousands)	2005	2004	2003
Operating Revenues	$ 29,551	$ 27,405	$ 20,293
Operating Income	$ 10,833	$ 18,512	$ 14,780
Net Income	$ 9,481	$ 5,006	$ 1,739

Bulk Carriers

During 2000 and 2001, we acquired a 12.5% interest in Bulk Venture, Ltd. for $1,656,000, which owned two Cape-Size Bulk Carrier vessels. We received dividends of $475,000 in 2003.  During 2003, we sold our interest in Bulk Venture, Ltd. for $2,207,000, of which $1,906,000 was received in cash in 2003 and $42,000 was received in cash in 2004, resulting in a gain of approximately $292,000.  We also received $259,000 in 2004 representing dividends earned in 2003.

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

In 2003, we acquired a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk’) for $3,479,000, which currently owns two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  The two Panamax-Size Bulk Carriers were acquired by Dry Bulk during 2005.  The Bulk Carriers operate in several principal markets, including South America, Australia, South Africa, Europe, and the Far East.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  For the years ended December 31,

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005, 2004 and 2003, our portions of earnings net of taxes were $1,953,000, $3,783,000 and $80,000, respectively.  We received dividends of $2,500,000 and $4,100,000 in 2005 and 2004, respectively.  No distributions were made during 2003.

In January of 2005, we were granted an option to purchase an additional 1% of Dry Bulk.  The other unaffiliated 50% owner of Dry Bulk was granted a similar option.

The unaudited condensed financial position and results of operations of Dry Bulk are summarized below:

	December 31,	December 31,
(Amounts in Thousands)	2005	2004
Current Assets	$ 2,584	$ 1,766
Noncurrent Assets	$ 115,911	$ 70,192
Current Liabilities	$ 9,269	$ 8,626
Noncurrent Liabilities	$ 97,000	$ 52,286

Year Ended December 31,
(Amounts in Thousands)	2005	2004	2003
Operating Revenues	$ 15,276	$ 18,790	$ 1,255
Operating Income	$ 9,121	$ 13,594	$ 827
Net Income	$ 5,177	$ 10,303	$ 306

Terminal Management Company

During 2000, we acquired a 50% interest in Terminales Transgolfo (“TTG”) for $100,000, which operates a port in Coatzacoalcos, Mexico, for our Rail-Ferry Service.  During 2001, we made an additional investment in TTG of approximately $128,000.  During 2005, the other unaffiliated 50% owner of TTG acquired 1% of our 50% interest in TTG.   As of December 31, 2005, we have a 49% interest in TTG.  The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  No distributions were made during 2005, 2004 and 2003.

Transloading and Storage Facility Company

During 2005, we acquired a 50% interest in RTI Logistics L.L.C. (“RTI”), which owns a transloading and storage facility that is used in our Rail-Ferry Service for $1,587,000.  We purchased our shares from a former owner at a premium, which resulted in a difference of approximately $973,000 between our investment in RTI and the underlying equity in net assets of the subsidiary.  The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  The Company’s interest in the earnings from the date of this investment through December 31, 2005, was immaterial.  No distributions were made during 2005.

NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(All Amounts in Thousands)	2005	2004	2003

Cash Payments:
Interest Paid	$9,603	$10,370	$12,339
Taxes Paid	$470	$1,072	$482

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

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The estimated fair values of our financial instruments and derivatives are as follows (asset/(liability)):

	December 31,		December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
(All Amounts in Thousands)	Amount	Value	Amount	Value
Interest Rate Swap Agreements	$217	$217	-	-
Foreign Currency Contracts	$33	$33	($5)	($5)
Long-Term Debt	($171,995)	($172,972)	($178,090)	($181,433)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Interest Rate Swap Agreements

We enter into interest rate swap agreements to manage well-defined interest rate risks.  During September of 2005, we entered into two interest rate swap agreements with two commercial banks to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  The first contract amount totaled $15,667,000 at December 31, 2005 and will expire in September of 2015.  We are the fixed rate payor, and DnB NOR Bank is the floating rate payor.  The fixed rate was 4.41% and the floating rate was 4.51938% at December 31, 2005.  The second contract amount totaled $15,667,000 at December 31, 2005 and will expire in September of 2015.  We are the fixed rate payor, and Deutsche Schiffsbank is the floating rate payor.  The fixed rate was 4.41% and the floating rate was 4.51938% at December 31, 2005.  We have designated these interest rate swap agreements as effective hedges.  Settlements of these agreements are made quarterly and resulted in an increase to interest expense of $37,000 in 2005.

During November of 2005, we entered into another interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  The contract amount totaled $14,000,000 at December 31, 2005 and will expire in November of 2012.  We are the fixed rate payor, and Hibernia National Bank is the floating rate payor.  The fixed rate was 5.17% and the floating rate was 4.38875% at December 31, 2005.  We have designated this interest rate swap agreement as an effective hedge.  Settlements of this agreement are made monthly and resulted in an increase to interest expense of $11,000 in 2005.

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

During 2005, we entered into a forward purchase contract for Mexican Pesos for $630,000 U.S. Dollar equivalents beginning in January of 2006 that expires in September of 2006.  There were no forward purchase contracts as of December 31, 2005 and 2004.  As of December 31, 2004, we were a party to forward sales contracts in various currencies totaling $1,722,000 U.S. Dollar equivalents.  There were no forward sales contracts as of December 31, 2005.

Commodity Swap Contracts

We have historically entered into commodity swap contracts for portions of our estimated fuel purchases to manage the risk associated with changes in fuel prices.  We entered into hedging arrangements with respect to a portion of our 2003 fuel requirements and a small portion of our 2004 fuel requirements for our Liner Services and Rail-Ferry Service segments.  We recorded an increase to voyage expenses of $114,000 in 2004 and made a net positive adjustment to voyage expense of $2,190,000 in 2003.  As of December 31, 2005, there are no outstanding commodity swap contracts.

Long-Term Debt

The fair value of our debt is estimated based on the quoted market price for the publicly listed Senior Notes and the current rates offered to us on other outstanding obligations.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts Due from Related Parties

The carrying amount of these notes receivable approximated fair market value as of December 31, 2005 and 2004.  Fair market value takes into consideration the current rates at which similar notes would be made.

Restricted Cash

The carrying amount of these investments approximated fair market value as of December 31, 2005 and 2004, based upon current rates offered on similar instruments.

Marketable Securities

We have categorized all marketable securities as available-for-sale.  The following table shows the carrying amount, fair value and net gains or losses recorded to Accumulated Other Comprehensive Income, net of taxes, for each security type at December 31, 2005 and 2004.

(All Amounts in Thousands)	December 31, 2005
Security Type	Carrying Value	Fair Value	Net Gain (Loss) Net of Taxes
Equity Securities	$ 3,487	$ 4,288	$ 521
Debt Securities Issued by U.S. Treasury	250	249	-
Corporate Debt Securities	2,127	2,077	(33)
	$ 5,864	$ 6,614	$ 488

	December 31, 2004
Security Type	Carrying Value	Fair Value	Net Gain (Loss) Net of Taxes
Equity Securities	$ 3,545	$ 3,915	$ 241
Debt Securities Issued by U.S. Treasury	250	248	(2)
Corporate Debt Securities	1,977	1,975	(2)
	$ 5,772	$ 6,138	$ 237

NOTE O - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities:

	December 31,	December 31,
(All Amounts in Thousands)	2005	2004
Accrued Voyage Expenses	$26,783	$21,262
Accrued Leasehold Improvement Costs	7,527	-
Accrued Payroll Taxes	4,170	-
Trade Accounts Payable	3,585	2,820
Self-Insurance Liability	1,985	1,515
Lease Incentive Obligation	1,700	-
Accrued Interest Expense	942	1,218
Accrued Insurance Premiums	431	536
Accrued Customs Liability	166	1,737
Accrued Salaries and Benefits	97	1,109
Other Short-Term Liabilities	37	-
	$47,423	$30,197

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – DISCONTINUED OPERATIONS

During 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  The sale of these assets was completed in July of 2005 and all proceeds were received and all associated costs were incurred before the end of the year.  The carrying value of those assets before the sale was approximately $3,600,000; costs associated with the sale were $269,000; and net proceeds were $3,100,000 resulting in a net loss before taxes of $769,000. The losses for the year ended December 31, 2005, include provisions for claims we expect to settle in the short term.

The components of loss from discontinued over-the-road transportation operations as reported on the income statements for the periods presented are described below:

(All Amounts in Thousands)	Year Ended December 31,
	2005	2004	2003
Discontinued Operations:
Loss from Operations	$ (1,133)	$ (629)	$ (345)
Loss on Disposal of Assets	(769)	-	-
Tax Benefit	632	220	121
	$ (1,270)	$ (409)	$ (224)

Revenues associated with these operations for the years ended December 31, 2005, 2004 and 2003 were $2,534,000, $4,326,000 and $2,512,000, respectively.  The over-the-road car carrying truck company has been reported in the “Other” segment in previous periods.

NOTE Q - QUARTERLY FINANCIAL INFORMATION - (Unaudited)

	(All Amounts in Thousands Except Share Data)	Quarter Ended
		March 31	June 30	Sept. 30	Dec. 31
2005	Revenues	$68,823	$67,731	$63,561	$62,041
	Expenses	59,684	59,200	59,358	58,134
	Gross Voyage Profit	9,139	8,531	4,203	3,907
	Income (Loss) from Continuing Operations	4,423	4,169	(202)	(124)
	Loss from Discontinued Operations	(330)	(196)	(643)	(101)
	Net Income (Loss) Available to Common Stockholders	3,526	3,373	(1,445)	(825)
	Basic and Diluted Earnings (Loss) per Common Share:
	Net Income (Loss) Available to Common Stockholders - Basic	0.58	0.55	(0.24)	(0.14)
	Net Income (Loss) Available to Common Stockholders - Diluted	0.58	0.55	(0.24)	(0.13)

2004	Revenues	$64,918	$63,588	$67,582	$63,076
	Expenses	55,243	55,869	62,171	57,834
	Gross Voyage Profit	9,675	7,719	5,411	5,242
	Income from Continuing Operations	2,940	1,857	304	8,093
	Loss from Discontinued Operations	(43)	(29)	(84)	(253)
	Net Income Available to Common Stockholders	2,897	1,828	220	7,840	(1)
	Basic and Diluted Earnings per Common Share:
	Net Income Available to Common Stockholders	0.48	0.30	0.04	1.29	(1)

(1)	The net income and earnings per share in the fourth quarter of 2004 were significantly impacted by certain income tax
	adjustments relating to the Jobs Creation Act (See Note F - Income Taxes).

INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-2

Schedule II – Valuation and Qualifying Accounts and Reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

S-3

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

International Shipholding Corporation

We have audited the consolidated financial statements of International Shipholding Corporation as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 22, 2006 (included elsewhere in this Form 10-K).  Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                     /s/   Ernst & Young LLP

New Orleans, Louisiana

February 22, 2006

S-2

INTERNATIONAL SHIPHOLDING CORPORATION

Schedule II - Valuation and Qualifying Accounts and Reserves

(Amounts in Thousands)

				Deductions
	Balance at	Additions		for purpose for	Balance at
	beginning of	Charged to	Charged to	which accounts	end of
	period	expense	Other accounts	were set up	period
December 31, 2003:
Self-Retention Reserves	$ 7,090	$ 4,302	$ -	$ 7,050	$ 4,342
Non Self-Retention Reserves	879	4,092	-	4,162	809
Postretirement Benefits	7,778	59	-	383	7,454
Custom Reserves	3,908	1,264	-	1,685	3,487
Other Reserves	1,576	980	-	804	1,752
Total	$ 21,231	$ 10,697	$ -	$ 14,084	$ 17,844

December 31, 2004:
Self-Retention Reserves	$ 4,342	$ 5,314	$ -	$ 6,708	$ 2,948
Non Self-Retention Reserves	809	567	-	698	678
Postretirement Benefits	7,454	122	-	-	7,576
Custom Reserves	3,487	1,457	-	3,206	1,738
Other Reserves	1,752	641	-	767	1,626
Total	$ 17,844	$ 8,101	$ -	$ 11,379	$ 14,566

December 31, 2005:
Self-Retention Reserves	$ 2,948	$ 4,710	$ -	$ 3,618	$ 4,040
Non Self-Retention Reserves	678	156	-	332	502
Postretirement Benefits	7,576	180	-	-	7,756
Custom Reserves	1,738	929	-	2,501	166
Other Reserves	1,626	604	-	666	1,564
Total	$ 14,566	$ 6,579	$ -	$ 7,117	$ 14,028

S-3