Form 10-Q
period 2006-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2006-05-11
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Former name, former address and former fiscal year, if changed since last report:  Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑

NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

 Large accelerated filer   ☐

Accelerated filer  ☐

Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐

NO   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1 par value. . . . . . . . 6,118,187 shares outstanding as of March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$ 68,330	$ 68,823

Operating Expenses:
Voyage Expenses	55,863	54,261
Vessel and Barge Depreciation	5,729	5,423

Gross Voyage Profit	6,738	9,139

Administrative and General Expenses	4,266	4,216
Gain on Sale of Other Assets	(5)	(54)

Operating Income	2,477	4,977

Interest and Other:
Interest Expense	2,868	2,543
Gain on Sale of Investment	(301)	-
Investment Income	(456)	(285)
	2,111	2,258

Income from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	366	2,719

(Benefit) Provision for Income Taxes:
Current	35	54
Deferred	(773)	407
State	2	14
	(736)	475

Equity in Net Income of Unconsolidated Entities (Net of
Applicable Taxes)	984	2,179

Income from Continuing Operations	2,086	4,423

Loss from Discontinued Over-the-Road Transportation Operations
(Net of Applicable Taxes)	-	(330)

Net Income	$ 2,086	$ 4,093

Preferred Stock Dividends	600	567

Net Income Available to Common Stockholders	$ 1,486	$ 3,526

Basic and Diluted Earnings Per Common Share:

Net Income Available to Common Stockholders
Continuing Operations	$ 0.24	$ 0.63
Discontinued Operations	-	(0.05)
	$ 0.24	$ 0.58

Weighted Average Shares of Common Stock Outstanding:
Basic	6,106,418	6,082,887
Diluted	6,132,584	6,111,906

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	March 31,	December 31,
ASSETS	2006	2005

Current Assets:
Cash and Cash Equivalents	$27,576	$16,178
Marketable Securities	5,825	6,614
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $225 and $184 in 2006 and 2005:
Traffic	15,734	22,649
Agents'	6,705	4,929
Claims and Other	12,683	10,990
Federal Income Taxes Receivable	278	324
Deferred Income Tax	149	149
Net Investment in Direct Financing Leases	4,015	3,923
Other Current Assets	4,785	4,432
Material and Supplies Inventory, at Lower of Cost or Market	3,388	3,575
Current Assets Held for Disposal	55	55
Total Current Assets	81,193	73,818

Investment in Unconsolidated Entities	13,554	14,926

Net Investment in Direct Financing Leases	73,875	74,642

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	372,354	366,026
Leasehold Improvements	26,813	29,319
Other Equipment	2,077	2,077
Furniture and Equipment	3,620	3,762
	404,864	401,184
Less - Accumulated Depreciation	(157,484)	(151,640)
	247,380	249,544

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $9,598 and $10,968 in 2006 and 2005, Respectively	14,571	13,839
Acquired Contract Costs, Net of Accumulated Amortization
of $24,705 and $24,341 in 2006 and 2005, Respectively	5,821	6,185
Restricted Cash	200	6,541
Due from Related Parties	1,980	1,600
Other	9,137	8,412
	31,709	36,577

	$447,711	$449,507

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	March 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$10,275	$10,275
Accounts Payable and Accrued Liabilities	46,900	47,423
Total Current Liabilities	57,175	57,698

Billings in Excess of Income Earned and Expenses Incurred	3,067	4,062

Long-Term Debt, Less Current Maturities	159,161	161,720

Other Long-Term Liabilities:
Deferred Income Taxes	12,716	13,169
Lease Incentive Obligation	14,025	14,450
Other	20,515	20,140
	47,256	47,759

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	37,554	37,554

Stockholders' Investment:
Common Stock	6,791	6,760
Additional Paid-In Capital	54,904	54,495
Retained Earnings	88,830	87,344
Treasury Stock	(8,704)	(8,704)
Accumulated Other Comprehensive Income	1,677	819
	143,498	140,714

	$447,711	$449,507

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities:
Net Income	$ 2,086	$ 4,093
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	5,828	5,710
Amortization of Deferred Charges and Other Assets	1,916	2,013
Provision for Deferred Federal Income Taxes	(773)	230
Equity in Net Income of Unconsolidated Entities	(984)	(2,179)
Distributions from Unconsolidated Entities	650	783
Gain on Sale of Other Assets	(5)	(31)
Gain on Sale of Investment	(301)	-
Changes in:
Accounts Receivable	3,593	(2,731)
Inventories and Other Current Assets	(476)	1,437
Deferred Drydocking Charges	(4,669)	(1,533)
Other Assets	18	62
Accounts Payable and Accrued Liabilities	1,476	5,640
Federal Income Taxes Payable	(96)	(58)
Billings in Excess of Income Earned and Expenses Incurred	(995)	(480)
Other Long-Term Liabilities	1,812	(141)
Net Cash Provided by Operating Activities	9,080	12,815

Cash Flows from Investing Activities:
Net Investment in Direct Financing Leases	675	557
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(5,790)	(8,844)
Proceeds from Sale of Other Assets	10	88
Proceeds from Short Term Investments	1,008	-
Investment in Unconsolidated Entities	-	(60)
Return of Capital of Unconsolidated Entity	2,480	-
Net Decrease in Restricted Cash Account	6,341	-
Net Decrease in Related Party Note Receivables	-	2,400
Net Cash Provided (Used) by Investing Activities	4,724	(5,859)

Cash Flows from Financing Activities:
Proceeds from Issuance of Preferred Stock	-	37,725
Proceeds from Issuance of Common Stock	440	-
Repayment of Debt	(2,559)	(22,357)
Additions to Deferred Financing Charges	(150)	(5)
Preferred Stock Dividends Paid	(600)	(567)
Reimbursements for Leasehold Improvements	463	-
Net Cash (Used) Provided by Financing Activities	(2,406)	14,796

Net Increase in Cash and Cash Equivalents	11,398	21,752
Cash and Cash Equivalents at Beginning of Period	16,178	10,513

Cash and Cash Equivalents at End of Period	$ 27,576	$ 32,265

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements.   The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.  We have made certain reclassifications to prior period financial information in order to conform to current year presentations.

The foregoing 2006 interim results are not necessarily indicative of the results of operations for the full year 2006.  Interim statements are subject to possible adjustments in connection with the annual audit of our accounts for the full year 2006.  Management believes that all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of the information shown have been made.

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

We have eliminated all significant intercompany accounts and transactions.

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for the plans:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
Components of net periodic benefit cost:	2006	2005	2006	2005
Service cost	$ 169	$ 169	$ 16	$ 23
Interest cost	327	315	128	134
Expected return on plan assets	(383)	(372)	-	-
Amortization of prior service cost	-	-	(6)	(6)
Amortization of net actuarial loss	37	41	12	25
Net periodic benefit cost	$ 150	$ 153	$ 150	$ 176

We plan on contributing approximately $500,000 to our pension plan in 2006 and we do not expect to make a contribution to our postretirement benefits plan.

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

We do not allocate administrative and general expenses, investment income, gain on sale of investment, equity in net income of unconsolidated entities, or income taxes to our segments.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.

The following table presents information about segment profit and loss for the three months ended March 31, 2006 and 2005:

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elimination	Total
2006
Revenues from external customers	$ 25,712	$ 33,319	$ 4,234	$ 3,996	$ 1,069	-	$ 68,330
Intersegment revenues	-	-	-	-	3,197	(3,197)	-
Vessel and barge depreciation	915	3,214	604	991	5	-	5,729
Gross voyage profit (loss)	410	5,234	1,344	(893)	643	-	6,738
Interest expense	180	1,829	337	511	11	-	2,868
Gain on sale of other assets	-	-	-	-	5	-	5
Segment profit (loss)	230	3,405	1,007	(1,404)	637	-	3,875
2005
Revenues from external customers	$ 25,642	$ 34,485	$ 4,101	$ 4,022	$ 573	-	$ 68,823
Intersegment revenues	-	-	-	-	3,104	(3,104)	-
Vessel and barge depreciation	859	3,226	604	729	5	-	5,423
Gross voyage (loss) profit	(114)	8,481	1,210	(914)	476	-	9,139
Interest expense	176	1,565	345	448	9	-	2,543
Gain on sale of other assets	-	-	-	-	54	-	54
Segment (loss) profit	(290)	6,916	865	(1,362)	521	-	6,650

In the third quarter of 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  The over-the-road car transportation truck company was reported in the “Other” segment in previous periods.  Those periods have been restated to remove the effects of those operations from the “Other” segment to reflect the reclassification from continuing to discontinued operations.

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)
	Three Months Ended March 31,
Profit or Loss:	2006	2005
Total Profit for Reportable Segments	$ 3,875	$ 6,650
Unallocated Amounts:
Administrative and General Expenses	(4,266)	(4,216)
Gain on Sale of Investment	301	-
Investment Income	456	285
Income Before (Benefit) Provision for Income Taxes and Equity in Net Income of Unconsolidated Entities	$ 366	$ 2,719

Note 4.  Unconsolidated Entities

Cement Carriers

We had a 26.1% interest in Belden Cement Holding, Inc. (“BCH”) and a 26.1% interest in Belden Shipholding Pte Ltd. (“BSH”) as of December 31, 2005.  These companies together own nine Cement Carrier vessels, one barge and one tug boat.  In January of 2006, BSH acquired BCH, which resulted in a cash distribution to us of $3.1 million.  This investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment, net of taxes, was $251,000 for the first quarter of 2006 and $930,000 for the first quarter of 2005, which included a pre-tax gain of $1.2 million from our share of the sale of a Cement Carrier.  We received the aforementioned cash distribution of $3.1 million in 2006 and received $783,000 in the first quarter of 2005.

Bulk Carriers

We have a 50% interest in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which owns two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment, net of taxes, was $760,000 and $1.2 million for the first quarter of 2006 and 2005, respectively.  No distributions were made during the first quarter of 2006 and 2005.

The unaudited condensed financial position and results of operations of Dry Bulk are summarized below:

Three Months Ended March 31,
(Amounts in Thousands)	2006	2005
Operating Revenues	$ 6,052	$ 4,582
Operating Income	$ 3,282	$ 3,072
Net Income	$ 1,639	$ 2,307

Note 5.  Earnings Per Share

Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Stock options covering 439,700 and 475,000 shares were included in the computation of diluted earnings per share in the first three months of 2006 and 2005, respectively (see Note 8. Exercise of Stock Options).

Note 6. Comprehensive Income

The following table summarizes components of comprehensive income for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(Amounts in Thousands)	2006	2005
Net Income	$ 2,086	$ 4,093
Other Comprehensive Income:
Recognition of Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of ($176)	(211)	-
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $84 and $27, Respectively	156	51
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $104 and $5, Respectively	913	3
Total Comprehensive Income	$ 2,944	$ 4,147

Note 7. Income Taxes

In December of 2004, we made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  Primarily because of the changes resulting from the Jobs Creation Act, our federal tax benefit on our income from continuing operations for the first quarter of 2006 varied significantly from the provision that would have been recorded using our statutory federal tax rate of 35%.  We recorded a benefit for federal income taxes of $738,000 on our $366,000 of income from continuing operations before income from unconsolidated entities in the first quarter of 2006.  We would have recognized a tax provision during the period if we were still subject to the 35% statutory rate.  However, income from our subsidiaries whose ships qualify for tonnage tax treatment had an effective tax rate of only 1% for the period, which only slightly offset the tax benefit on the losses generated by a subsidiaries whose ships do not qualify for tonnage tax treatment.  This resulted in a tax benefit for the period in which we reported pre-tax income.

We recorded a tax provision for federal income taxes of $461,000 on income from continuing operations before income from unconsolidated entities in the first quarter of 2005.  The difference between the first quarter of 2006 and 2005 was primarily due to the benefit recorded on the losses generated by the U.S. flag Coal Carrier while out of service during the first quarter of 2006.  The ship was operating during the same period last year generating income that resulted in a tax provision.

Note 8.  Exercise of Stock Options

During the first three months of 2006, options to acquire 31,900 shares of our common stock were exercised resulting in proceeds to us of approximately $440,000.  No options were exercised during the first three months of 2005.

Note 9.  New Accounting Pronouncements

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

As permitted by Statement No. 123, we previously accounted for share-based payments to employees using APB Opinion No. 25 and as such no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards.  The future impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E – Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in our December 31, 2004 Form 10-K.

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

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business and asset dispositions; (5) estimated losses attributable to asbestos claims; (6) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (7) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (8) our ability to remain in compliance with our debt covenants; (9) anticipated trends in government sponsored cargoes; (10) our ability to maintain or increase our government subsidies; (11) the anticipated improvement in the results of our Rail-Ferry Service; (12) the possible effects on us of any closure of the Mississippi River Gulf Outlet and our ability to relocate our Rail-Ferry Service operations or redeploy the vessels used in those operations in the event of such a closure; and (13) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

A more complete description of certain of these important factors is contained in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

Executive Summary

Our net income for the quarter ended March 31, 2006 was $2.1 million as compared to $4.1 million for the first quarter of 2005.  The lower 2006 results were primarily the result of two non-recurring items that affected current year and prior year quarterly results.  Current year results were unfavorably impacted by our U.S. flag Coal Carrier being out of service for all of the quarter for capital improvements and a drydock survey.  The net income associated with our U.S. Flag Coal Carrier was approximately $2.5 million lower in the first quarter of 2006 than in the first quarter of 2005 due to this time out of service.   We expect the vessel to return to service in June and continue its firm time charter employment through the end of the year.  Additionally, last year’s first quarter results included a gain of $1.2 million on the sale of a cement carrier vessel owned by one of our unconsolidated entities.

Our Liner Services segment showed improved operating results during the current year due to increases in cargo volume above last year.  Our Time Charter segment also improved, after excluding the impact of the Coal Carrier discussed earlier, due to the addition of our fifth U.S. flag Pure Car/Truck Carrier (“PCTC”).  Our Contract of Affreightment segment results were satisfactory for the quarter, while our Rail-Ferry Service segment reported higher gross voyage profit due to an increase in cargo volume and higher freight rates even though it experienced limited service in the beginning of the quarter.

Capital improvements to vessels in our Liner Services and Rail-Ferry Service segments resulted in higher depreciation in the current year, and the financing of our acquisition of the PCTC mentioned earlier and improvements to the U.S. Rail-Ferry Service terminal resulted in higher interest expense.  We also realized a gain during the quarter on the sale of some investments in various stocks and bonds.

In previous reports, we have discussed our election under the American Jobs Creation Act of 2004 (“Jobs Creation Act”) to have our qualifying U.S. flag operations taxed under a tonnage tax regime, which became effective January 1, 2005.  Although we reported earnings for the first quarter of 2006, we have recognized a benefit for income taxes as a result of that election.  Our subsidiaries that have elected the tonnage tax treatment, which results in an effective tax rate significantly lower than the 35% statutory rate, recognized income during the quarter, while the operations of our Coal Carrier and Rail-Ferry Service, which are taxed at the statutory rate of 35%, generated net losses resulting in the consolidated income tax benefit.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Gross Voyage Profit

Gross voyage profit decreased 26.27% from $9.1 million in the first quarter of 2005 to $6.7 million in the first quarter of 2006.  The changes associated with each of our segments are discussed below.

Liner Services:

Gross voyage profit for this segment increased from a loss of $114,000 in the first quarter of 2005 to a profit of $410,000 in the first quarter of 2006 primarily due to higher cargo volumes.

Time Charter Contracts:

The decrease in this segment’s gross voyage profit from $8.5 million in the first quarter of 2005 to $5.2 million in the first quarter of 2006 was primarily a result of our Coal Carrier being out of service for the first quarter of 2006 for capital improvements and a drydock survey.  The capital improvements were necessary to replace some of the vessel’s steel in order to maintain vessel classification standards.  Additionally, the drydocking survey was originally scheduled for 2007, but was instead performed concurrently with the capital improvements for economic convenience.  We expect the vessel to return to service in June and continue its firm time charter employment through the end of the year.

Contracts of Affreightment:  Gross voyage profit for this segment increased slightly from $1.2 million in the first quarter of 2005 to $1.3 million in the first quarter of 2006.  This segment operated at levels approximating 2005 results and experienced no operational problems during the quarter.

Rail-Ferry Service:  Gross voyage results for this segment improved slightly from a loss of $914,000 in the first quarter of 2005 to a loss of $893,000 in the first quarter of 2006.  The improvement was a result of higher cargo volumes and freight rates offset by an increase in depreciation primarily related to the improvements to the U.S. terminal and capital improvements to the vessels used in the service.

Other:

Gross voyage profit for this segment increased from $476,000 in the first quarter of 2005 to $643,000 in the first quarter of 2006.  Our insurance subsidiary experienced improved results in the first quarter of 2006 due to improved loss exposure estimates for previous policy years.

Other Income and Expense

Interest expense increased 12.8% from $2.5 million in the first quarter of 2005 to $2.9 million in the first quarter of 2006.  The increase resulted primarily from new financing agreements entered into in the fourth quarter of 2005 and higher interest rates on our variable rate loans, partially offset by the repurchase of $18.5 million of our 7¾% Senior Notes in the second half of 2005 and regularly scheduled payments on outstanding debt.

Gain on sale of investment of $301,000 in 2006 was due to a partial sale of investments in various stocks and bonds held by our insurance subsidiary.

Investment income of $456,000 earned during the first quarter of 2006 was higher than the $285,000 in the first quarter of 2005 primarily as a result of higher interest rates partially offset by a decrease in the balance of funds invested in the current period.  Additionally, during the first quarter of 2006, we received a special cash dividend on our stock portfolio of $91,000.

Income Taxes

In December of 2004, we made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  Primarily because of the changes resulting from the Jobs Creation Act, our federal tax benefit on our income from continuing operations for the first quarter of 2006 varied significantly from the provision that would have been recorded using our statutory federal tax rate of 35%.  We recorded a benefit for federal income taxes of $738,000 on our $366,000 of income from continuing operations before income from unconsolidated entities in the first quarter of 2006.  We would have recognized a tax provision during the period if we were still subject to the 35% statutory rate.  However, income from our subsidiaries whose ships qualify for tonnage tax treatment had an effective tax rate of only 1% for the period, which only slightly offset the tax benefit on the losses generated by a subsidiaries whose ships do not qualify for tonnage tax treatment.  This resulted in a tax benefit for the period in which we reported pre-tax income.

We recorded a tax provision for federal income taxes of $461,000 on income from continuing operations before income from unconsolidated entities in the first quarter of 2005.  The difference between the first quarter of 2006 and 2005 was primarily due to the benefit recorded on the losses generated by the U.S. flag Coal Carrier while out of service during the first quarter of 2006.  The ship was operating during the same period last year generating income that resulted in a tax provision.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, decreased from $2.2 million in the first quarter of 2005 to $984,000 in the first quarter of 2006.  Our 50% investment in a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers contributed $760,000, net of $409,000 in taxes, in the first quarter of 2006 compared to $1.2 million, net of $69,000 in taxes, in the first quarter of 2005.  Our 26.1% interest in a Cement Carrier company contributed $251,000, net of $6,000 in taxes, in the first quarter of 2006 compared to $930,000, net of $501,000 in taxes, in the first quarter of 2005 which included a pre-tax gain of $1.2 million from our share of the sale of a Cement Carrier.

Discontinued Operations

In the third quarter of 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  Revenues associated with these operations in the first quarter of 2005 were $965,000.  Losses before taxes from operations were $484,000 in the first quarter of 2005.

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

Our working capital increased from $16.1 million at December 31, 2005, to $24.1 million at March 31, 2006.  Cash and cash equivalents increased in the first quarter of 2006 by $11.4 million to a total of $27.6 million.  This increase was due to cash provided by operating activities of $9.1 million and by investing activities of $4.7 million, partially offset by cash used for financing activities of $2.4 million. Of the $57.2 million in current liabilities at March 31, 2006, $10.3 million related to current maturities of long-term debt.

Operating activities generated a positive cash flow after adjusting net income of $2.1 million for non-cash provisions such as depreciation and amortization.  Cash provided by operating activities also included a decrease in accounts receivable primarily due to the timing of collections of receivables from the Military Sealift Command and U.S. Department of Transportation, slightly offset by a decrease in accounts payable and accrued liabilities primarily from the payment of payroll taxes that were accrued at the end of 2005 and deferred until 2006 as the result of relief provided to companies affected by Hurricane Katrina.

Cash provided by investing activities of $4.7 million included proceeds from the sale of marketable securities, a return of capital from one of our unconsolidated investments, and the release of $6.3 million of restricted cash from escrow, offset by cash used for capital improvements to some of our vessels and our Rail-Ferry Service U.S. terminal of $5.8 million.  The State of Louisiana and City of New Orleans reimbursed $463,000 of the cost of the terminal improvements during the quarter.

Cash used for financing activities of $2.4 million included regularly scheduled payments of $2.6 million and $600,000 for preferred stock dividend payments, offset by the $463,000 received from the State of Louisiana and City of New Orleans mentioned earlier, and proceeds of $440,000 from the issuance of common stock pursuant to the exercise of stock options.

As of March 31, 2006, $6.6 million of our $50 million revolving credit facility, which expires in December of 2009, was pledged as collateral for letters of credit.  The remaining $43.4 million was available as of March 31, 2006.

Debt and Lease Obligations – We have several vessels under operating leases, including three Pure Car/Truck Carriers, one LASH vessel, one Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel.  We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases.  Our obligations associated with these leases are summarized in the table below.

The following is a summary of the scheduled maturities by period of our outstanding debt and lease obligations as of March 31, 2006:

	Apr. 1-
	Dec. 31,
Debt and lease obligations (000’s)	2006	2007	2008	2009	2010	Thereafter
Long-term debt (including current maturities)	$ 7,706	$ 62,808	$ 10,275	$ 10,275	$ 10,275	$ 68,157
Operating leases	14,583	19,372	17,331	16,267	32,818	46,612
Total by period	$ 22,289	$ 82,180	$ 27,606	$ 26,542	$ 43,093	$ 114,769

We are considering various options to repay our outstanding 7¾% Senior Notes before they mature in October of 2007.  Those options include repayment with cash generated from operating activities and, if necessary, the use of our available line of credit.  The table above includes approximately $52.4 million due in the fourth quarter of 2007 on these Notes, which is the outstanding balance at March 31, 2006.  In October of this year, the balance outstanding on these Notes will become a current liability, which could affect our reported working capital.  However, we expect to have sufficient availability on our long-term line of credit to remedy any working capital deficiency.

Debt Covenant Compliance Status – We are in compliance with all of our restrictive covenants as of March 31, 2006 and believe we will continue to meet these requirements throughout 2006, although we can give no assurance to that effect.

If our cash flow and capital resources are not sufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.

Rail-Ferry Service Profitability and Capital Projects – Our service provides a unique combination of rail and water ferry service between the U.S. Gulf and Mexico.  As with any innovative venture, we expected and have experienced an adjustment period for the market to embrace our alternative service.  Due to low operating profit margins, high cargo volumes are necessary to achieve meaningful levels of cash flow and profitability.  The capacity of the vessels operating in our Rail-Ferry Service has limited the revenues and, in turn, the cash flow and gross profits that can be generated by our Rail-Ferry Service segment.

We are in the process of adding a second deck to each vessel in order to essentially double their capacity.  We estimate the total cost of the second decks to be approximately $12.3 million of which $11.1 million had been incurred as of March 31, 2006.  We expect to begin installing the second decks during the third quarter of 2006.

In order to utilize the second decks, we have made improvements to the Rail-Ferry Service terminal in New Orleans, Louisiana, and we have invested in a transloading and storage facility in New Orleans near the terminal.  The total investment in the terminal and the transloading and storage facility is approximately $28.8 million of which $15 million and $2 million, respectively, will be funded by the State of Louisiana (the “State”) and the City of New Orleans (“the “City”), resulting in a net cost to us of approximately $11.8 million.  As of March 31, 2006, we had incurred all of these costs, and we had been reimbursed $14.8 million from the State and the City.  The remaining $2.2 million of the $17 million commitment was included in accounts receivable as of March 31, 2006.  We were reimbursed $1.9 million in April of 2006 leaving $284,000 to be reimbursed by the City.  Although we expect to receive this reimbursement, we cannot guarantee that the impact of Hurricane Katrina on the City will not affect our ability to collect these funds.  If we do not receive this reimbursement, our net cost for the project would increase by $284,000.

We also plan to invest approximately $3.5 million for improvements to the terminal used by the Rail-Ferry Service in Mexico to enable utilization of the second decks.  We had not incurred any costs associated with the Mexican terminal as of March 31, 2006.  We began construction of the terminal early in the second quarter of 2006 and expect it to be completed during the third quarter of 2006.

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

On our balance sheet, the total costs associated with the Louisiana terminal are reported in leasehold improvements, and the reimbursements to us from the State and the City are recorded as deferred credits, net of accumulated amortization, under lease incentive obligation for the long-term portion and accounts payable and accrued liabilities for the current portion.  The leasehold improvements and deferred credits are being amortized over the 10-year lease term, which began in the third quarter of 2005.

Our Rail-Ferry Service terminal in Louisiana is located in New Orleans on the Mississippi River-Gulf Outlet (“MR-GO”), which is a Federal waterway connecting to the U.S. Gulf of Mexico.  As a result of the devastating flooding caused by Hurricane Katrina in 2005, the Federal funding required by the U.S. Army Corps of Engineers to dredge the MR-GO has been suspended.  While the current depth of the MR-GO is adequate to allow us to continue to operate, any further silting would prevent our long-term utilization of the MR-GO.  Therefore, as a result, we have been reviewing all options available to us regarding the continued operation of our Rail-Ferry Service on the MR-GO and expect to make a determination about the future location of the U.S. terminal operations during the second quarter of 2006.

The Rail-Ferry Service capital project costs discussed earlier include approximately $11 million associated with our investment in the terminal and transloading and storage facility located in New Orleans.  In the event that the service were relocated, we expect that the transloading and storage facility would continue operating from the current location in New Orleans, and we are reviewing various alternatives for continued utilization of the terminal assets.  Our analysis of the value of our investment in these assets is in progress and dependent upon the outcome of negotiations with various parties.

We are working with the State of Louisiana to reach a satisfactory solution if we were to move the U.S. terminal operations for our Rail-Ferry Service out of the State.  While we can give no assurance of the ultimate outcome, we are satisfied that we will agree upon a fair solution.

Our investment in the Louisiana terminal was funded with the proceeds from a financing agreement.  The lender has the ability to utilize certain tax credits associated with our continued operation of either the Rail-Ferry Service or some other alternative service at that location.  As we discussed earlier, we are reviewing possibilities for continued utilization of the assets that will remain at that location if the Rail-Ferry Service is relocated.  Therefore, the lender will potentially be able to utilize those tax credits.  However, if we relocate the Rail-Ferry Service and do not operate an alternative service from that location, we could be required to repay the unamortized balance of the loan, which is currently approximately $14 million.  If the lender is then also unable to identify another means of utilizing those tax credits, we could potentially be required to compensate them for the value of those tax credits to them, which is currently approximately $5.5 million.  We believe we have sufficient liquidity to fund these payments if that should become necessary.

Cargo Transfer Facility – As reported previously, we are evaluating whether to continue to operate our intermodal terminal facility in Memphis, Tennessee, because the volume of cargo from our LASH liner services that is moving through that facility has decreased.  Our lease of that facility extends through May of 2008 with future lease obligations of approximately $715,000.  We are exploring the possibility of terminating the lease and are also marketing our assets associated with the facility, which are fully depreciated and have no carrying value, to partially offset any cost of the termination.  The impact on net income and cash flows of a lease termination and sale of assets could be significant and would be dependent upon our ongoing discussions with the lessor of the facility and our ability to sell the assets as well as the amount of proceeds received from any sale.  We are also reviewing other possibilities for utilizing the facility through the lease term.

Dividend Payments – Our preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum, which are payable quarterly.  The payment of preferred stock dividends is at the discretion of our board of directors.  We paid dividends of $600,000 on our preferred stock in the first quarter of 2006.  As a result of our preferred stock offering, we are restricted from paying common stock dividends and acquiring any of our common stock prior to December 31, 2007.

 Environmental Issues – We have not been notified that we are a potentially responsible party in connection with any environmental matters, and we have determined that we have no known risks for which assertion of a claim is probable that are not covered by third party insurance, provided for in our self-retention insurance reserves or otherwise indemnified.  Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per each occurrence, with a deductible amount of $25,000 for each incident.

New Accounting Pronouncements – In December of 2004, FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosures are no longer an alternative.  Statement No. 123(R) was effective for calendar year public companies at the beginning of 2006.  Effective January 1, 2006, we have adopted Statement No. 123(R), which had no impact on our financial position and results of operation.

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

As permitted by Statement No. 123, we previously accounted for share-based payments to employees using APB Opinion No. 25 and as such no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards.  The future impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E – Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in our December 31, 2004 Form 10-K.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at March 31, 2006, approximated carrying value due to the short-term maturities of these investments.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt at March 31, 2006, including current maturities, was estimated to be $169.9 million compared to a carrying value of $169.4 million.  The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at March 31, 2006, would be approximately $709,000 or 0.4% of the carrying value.

The fair value of the interest rate swap agreements discussed in our 2005 Form 10-K was an asset of $1.2 million at March 31, 2006, estimated based on the amount that the banks would receive or pay to terminate the swap agreement at the reporting date taking into account current market conditions and interest rates.  A hypothetical 10% decrease in interest rates as of March 31, 2006, would have resulted in a $1.1 million decrease in the fair value of the asset.

Commodity Price Risk.  As of March 31, 2006, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2006 fuel requirements for our Liner Services or Rail-Ferry Service segments.  We have fuel surcharges in place for our foreign flag LASH Liner Service and our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2006.  If we had commodity swap agreements, they would be structured to reduce our exposure to increases in fuel prices, however, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period April 1, 2005 through March 31, 2006 would have resulted in an increase of approximately $3.6 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.59 in our earnings per share based on the shares of our common stock outstanding as of March 31, 2006.  However, we believe that a portion of that price increase would have been passed on to our customers through the aforementioned fuel surcharges during the same period but would have been limited by our need to maintain competitive rates.

Foreign Exchange Rate Risk.  There were no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

PART II – OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held April 26, 2006.  The matters voted upon and the results of the voting were as follows:

(1)

Election of Board of Directors:

Nominee

Shares Voted For

   Withheld Authority

Niels W. Johnsen

   4,414,796

           1,631,040

Erik F. Johnsen

   5,022,995

           1,022,841

Niels M. Johnsen

   5,023,594

           1,022,242

Erik L. Johnsen

   5,023,082

           1,022,754

Harold S. Grehan, Jr.

   4,394,170

           1,651,666

Raymond V. O’Brien, Jr.

   6,003,310

  42,526

Edwin Lupberger

   6,003,596

  42,240

Edward K. Trowbridge

   5,857,029

188,807

H. Merritt Lane III

   6,003,852

  41,984

(2)

Ratification of Ernst & Young LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2006:

Shares Voted For

  6,041,732

Shares Voted Against

         1,112

Abstentions

         2,992

ITEM 6.

EXHIBITS

(a)

EXHIBIT INDEX

Exhibit Number

Description

Part II Exhibits:

            3

.1

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

Date:   May 11, 2006