Form 10-K/A
period 2005-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2006-06-30
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

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

Date

   Amount

       June 30, 2005

$63,197,873

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common stock, $1 par value. . . . . . . . 6,112,087 shares outstanding as of February 22, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement dated March 14, 2006, have been incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

International Shipholding Corporation (“the Company”) owns a 50% equity interest in Dry Bulk Cape Holding, Inc., a Panamanian company (“Dry Bulk”).  Dry Bulk is a holding company engaged in international bulk carrier operations through its four wholly-owned subsidiaries.  The Company also owns a 26.1% equity interest in Belden Cement Holding, Inc., a Panamanian company (“BCH”).  BCH is an investment holding company, which through its subsidiaries manages a fleet of cement carriers.  In 2005, the Company’s ownership interest in Dry Bulk and BCH each met the significant subsidiary test at the 20% level.  Additionally, the Company’s ownership interest in Dry Bulk met the same test for 2004.  As a result, the Company is required by Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934 (the “Exchange Act”) to provide audited consolidated financial statements for BCH for the year ended December 31, 2005 and for Dry Bulk for the years ended December 31, 2004 and 2005 by June 30, 2006.  Item 15 is the only portion of the Company’s 2005 Form 10-K being supplemented or amended by this Form 10-K/A.

This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Form 10-K for the year ended December 31, 2005.  However, in accordance with Rule 12b-15, this Amendment No. 1 includes new Rule 13a-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2 and new Rule 13a-14(b)/15d-14(b) certifications as Exhibits 32.1 and 32.2.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.

Financial Statements

The following financial statements and related notes were filed as a part of the Company’s Form 10-K filed on March 10, 2006:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Investment for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

  2.

Financial Statement Schedules

(i)

The following financial statement schedules were filed as a part of the Company’s Form 10-K filed on March 10, 2006:

Report of Independent Registered Public Accounting Firm

Schedule II -- Valuation and Qualifying Accounts and Reserves

(ii)

The following financial statement schedules of Dry Bulk are included on pages A-1 through A-18 of this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Notes to the Consolidated Financial Statements

(iii)

The following financial statement schedules of BCH are included on pages B-1 through B-7 of this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2005

2

Consolidated Statement of Income for the year ended December 31, 2005

Consolidated Statement of Changes in Stockholders’ Investment for the year ended December 31, 2005

Consolidated Statement of Cash Flows for the year ended December 31, 2005

Notes to the Financial Statements

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

(4.6)

Specimen of 6.0% Convertible Exchangeable Preferred Stock Certificate (filed with the Securities and Exchange Commission as Exhibit 4.6 to Pre-Effective Amendment No. 3, dated December 23, 2004 and filed with the Securities and Exchange Commission on December 23, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(4.7)

Certificate of Designations of the 6.0% Convertible Exchangeable Preferred Stock of the Registrant filed with the Delaware Secretary of State on January 5, 2005 (filed as Exhibit 3.3 hereto and incorporated herein by reference)

(10.1)

Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, HSBC Bank PLC, as Facility Agent, DnB NOR Bank ASA, as Documentation Agent, Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.2)

Credit Agreement, dated as of December 6, 2004, by and among LCI Shipholdings, Inc., Central Gulf Lines, Inc. and Waterman Steamship Corporation, as Borrowers, the banks and financial institutions listed therein, as Lenders, Whitney National Bank, as Administrative Agent, Security Trustee and Arranger, and the Registrant, Enterprise Ship Company, Inc., Sulphur Carriers, Inc., Gulf South Shipping PTE Ltd. and CG Railway, Inc., as Guarantors (filed with the Securities and Exchange Commission as Exhibit 10.3 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.3)

Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and

3

Arranger, and Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

(10.4)

Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor*

(10.5)

Consulting Agreement, dated January 1, 2006, between the Registrant and Niels W. Johnsen*

(10.6)

Summary of Executive Officer’s Salaries*

(10.7)

International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.8)

Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options under the International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.9)

Description of Non-Management Director Compensation (filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.10)

Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(21.1)

Subsidiaries of International Shipholding Corporation*

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

(32.1)

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(32.2)

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

____________

*

Previously filed as part of the Registrant’s Form 10-K for the year ended December 31, 2005, filed with the Commission on March 10, 2006.

**

Submitted electronically herewith.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION

(Registrant)

June 30, 2006	By	/s/ Manuel G. Estrada

Manuel G. Estrada

Vice President and Chief Financial Officer

5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dry Bulk Cape Holding Inc.:

We have audited the accompanying consolidated balance sheet of Dry Bulk Cape Holding Inc. and its subsidiaries (the “Group”) as of December 31, 2005 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Dry Bulk Cape Holding Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE S.p.A.

Genoa, Italy

June 29, 2006

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

As discussed in Note 19, the accompanying consolidated financial statements have been restated.

/s/

Ernst & Young AS

Bergen, Norway

June 24, 2005, except with respect to Note 19 as to which the date is June 29, 2006

/s/

Eirik Moe

State Authorized Public Accountant

DRY BULK CAPE HOLDING INC.

CONSOLIDATED BALANCE SHEETS
(In thousands of USD)

	December 31,	December 31,
	2005	2004 (Restated)
ASSETS

CURRENT ASSETS:
Due from shareholders	524	264
Due from management company	406	-
Due from related companies	-	687
Inventories	184	204
Prepaid expenses and other current assets	602	251
Total current assets	1,716	1,406

Vessels, net of accumulated depreciation	115,415	70,193
Other assets	340	411
TOTAL ASSETS	117,471	72,010

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of bank borrowings	6,500	4,313
Accrued liabilities-derivative contracts	-	665
Trade accounts payable	285	719
Due to related companies	179	-
Accrued expenses	1,094	63
Working capital advanced from shareholders	260	300
Total current liabilities	8,318	6,060

Long term bank borrowings, less current portion	97,000	54,925
Total liabilities	105,318	60,985

SHAREHOLDERS’ EQUITY:
Common shares	-	-
Additional paid-in capital	6,702	6,662
Retained earnings	5,451	4,363
Total shareholders’ equity	12,153	11,025

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	117,471	72,010

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENT OF INCOME
(In thousands of USD)

	For the year ended December 31,
	2005	2004 (Restated)

Shipping income	15,595	18,788

Operating expenses:
Vessel expenses	(2,701)	(2,116)
Vessels' depreciation	(3,277)	(2,584)
	(5,978)	(4,700)

GROSS PROFIT	9,617	14,088

Management fees	(526)	(448)
General and administrative expenses	(38)	(102)
	(564)	(550)

OPERATING INCOME	9,053	13,538

Financial expenses, net	(2,965)	(2,047)

NET INCOME	6,088	11,491

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2004 and 2005
(In thousands of USD)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive		Comprehensive
	Stock	Capital	Earnings	Income	Total	Income

BALANCE-January 1, 2004, as previously reported	-	6,662	596	476	7,734

Restatement of accounting for interest rate swaps (Note 19)	-	-	476	(476)	-

BALANCE-January 1, 2004, as restated	-	6,662	1,072	-	7,734

Net income	-	-	11,491	-	11,491	11,491

Dividends paid	-	-	(8,200)	-	(8,200)

BALANCE-December 31, 2004	-	6,662	4,363	-	11,025

Net income	-	-	6,088	-	6,088	6,088

Capital increase	-	40	-	-	40	0

Dividends paid	-	-	(5,000)	-	(5,000)

BALANCE—December 31, 2005	-	6,702	5,451	-	12,153

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of USD)

	Years ended December 31,
	2005	2004 (Restated)

OPERATING ACTIVITIES:
Net income	6,088	11,491

Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation of vessels	3,277	2,584
Amortization of deferred financing costs	71	71
Fair value adjustment on derivative instruments	(236)	(1,200)
Changes in operating assets and liabilities:
Inventories	20	(96)
Other current assets	20	(200)
Trade accounts payable	(434)	494
Other current liabilities	1,074	(78)
Interest rate swap termination	(292)	(665)
Net cash provided by operating activities	9,588	12,401

INVESTING ACTIVITIES:
Purchases of vessels	(48,500)	-
Net variation in settlement account with DryLog Group	(350)	112
Net cash used in investing activities	(48,850)	112

FINANCING ACTIVITIES:
Proceeds from bank borrowings	103,500	-
Repayments of bank borrowings	(59,238)	(4,313)
Dividends paid	(5,000)	(8,200)
Net cash used in financing activities	39,262	(12,513)

NET INCREASE IN CURRENT FINANCIAL POSITION	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	2,280	2,786

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2005

(Amounts expressed in thousands of USD unless otherwise stated)

1.

ORGANIZATION AND BUSINESS

Dry Bulk Cape Holding Inc. (the “Company”) was founded on September 16, 2003 and is incorporated in the Republic of Panama.  DryLog Bulkcarriers Ltd. and Cape Shipholding Inc. (collectively, the “Shareholders”) each owned 50% of the Company’s outstanding common shares.

At December 31, 2004, the Company had two subsidiaries: Dry Bulk Africa Ltd. (“Bulk Africa”) and Dry Bulk Australia Ltd (“Bulk Australia”).    These subsidiaries were initially incorporated in Liberia, but are now incorporated in the British Virgin Islands (“BVI”).   Each of the subsidiaries owns a bulk carrier cape size vessel: the “M.V. Africa” and the “M.V. Australia”, respectively.

In November 2005 the Company established in the British Virgin Islands two new subsidiaries: Dry Bulk Fern Ltd (“Bulk Fern”) and Dry Bulk Cedar Ltd (“Bulk Cedar”).

Each of these new subsidiaries purchased a bulk carrier panamax vessel built in 1998: “M.V.  Bulk Fern” and “M.V.  Bulk Cedar” respectively, using the liquidity provided by a new loan facility with HSH Nordbank.

Collectively, the Company and its subsidiaries are referred to as the “Group” herein.

The Group is engaged in international bulk carrier shipping operations.

Starting from the end of November 2005, M.V.  Bulk Fern and M.V. Bulk Cedar are employed in time charter contracts with the related company Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda., which is 35% owned by DryLog Group, the parent company of DryLog Bulkcarriers Ltd.

According to the time charter contracts, considered as operating lease contracts, the hire is a rata per day or pro-rata for the period starting from the vessels’ delivery, except for the off-hire period.  The amount of the hire revenues during the next years for the period fixed in the contracts, is expected to be in line with the amount of 2005, considering that in 2005 the Group operated the vessels only for one month. The time charter contracts will expire in October 2008.

The M. V. Africa and the M.V. Australia participate in the C Transport Cape Size Ltd. shipping pool (the “Shipping Pool”).  There are approximately fifteen and thirty other vessels in the Shipping Pool as of December 31, 2005 and 2004, respectively, some of these vessels being owned by related parties.  Since September 2004, the Shipping Pool has been ultimately owned and managed by one of the Group’s shareholders (the “DryLog Group”).

The pool agreement provides, the result of operations of the Shipping Pool will be allocated to each member vessel on the basis of a key figure expressing the relative theoretical earning capacity of such member vessel, based on the cargo carrying capacity, capability and efficiency of operations and on any deficiency whatsoever attributable to any member vessel, including the consequence of such member vessel’s age, flag or crewing.

During each year, C Transport Cape Size Ltd. determines the amount of the result of business to be corresponded by way of a provisional hire paid monthly to each pool vessel also considering cash availability and cash flow projections. The final distribution is calculated on the net pool result and is made each calendar year following the presentation of the audited accounts of the operations of the pool.

The participation of MV. Africa and the M.V. Australia in the Shipping Pool is for an indefinite period unless the Group serves a three months advance exit notice; in order to exit, the Group should pay to or receive from the Pool compensation on the basis of the market value of Pool’s portfolio at the time of the exit.

The Company has no employees. The operative management is provided by the DryLog Group.  The technical manager of the vessels was the related company, Ceres Hellenic Shipping Enterprises Ltd until the end of November 2005.  The nature of the relationship is such that the DryLog Group shareholders have an interest in Ceres Hellenic Shipping Enterprises Ltd.  Starting from December 2005 Unisea Shipping Ltd has been appointed as technical manager.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Consolidation—The consolidated financial statements include the financial statements of the Company and its 100% controlled subsidiaries.  Those subsidiaries included Bulk Africa and Bulk Australia for the years ended December 31, 2005 and 2004, and also included Bulk Fern and Bulk Cedar as of December 31, 2005.

The financial statements used for the preparation of the consolidated financial statements are those as of December 31, 2005 and 2004, the dates coinciding with the year-end for each year presented of the group holding company, approved by the stockholders of the individual companies or prepared by the Boards of Directors for their approval.

The assets and liabilities of the consolidated companies are consolidated on the line-by-line method, eliminating the book value of the investments against the related net equities of the companies.

The difference between the carrying value of the investments and the corresponding net equity is allocated to the assets and liabilities based on the current values at the time of acquisition.  No instances of the application of this policy occurred during either 2005 or 2004.

Intercompany balances and transactions, including intercompany profits and unrealized profits and losses are eliminated. Consolidated financial statements are prepared using uniform accounting policies for like transactions and other events in similar circumstances

Use of Estimates—The preparation of the Group’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities reported therein and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results reported in future periods may differ from these estimates.

Revenue Recognition— The Group’s revenue under its Shipping Pool time charter arrangements are based on an allocation of the Shipping Pool’s annual distributed income.  Shipping Pool annual distributable income is initially attributed to each member vessel on the basis of a key figure, expressing the relative theoretical earnings capacity of the member vessel, based on the cargo carrying capacity, capability and efficiency of operation in and between respective trades in which the member vessels are employed, and on any deficiency attributable to any member vessel including the consequence of such member vessel’s age, flag or crewing.  The Shipping Pool’s annual distributable income is then allocated giving weighting to each vessel and the number of days the vessel was available for charter excluding off-hire periods.  The off-hire periods for each vessel consist of dry-docking, laid-up periods, extended periods of break-down and other mutually agreed periods.

The Shipping Pool’s annual distributed income is computed based on the Shipping Pool Manager’s interpretation of the terms of the underlying Shipping Pool Agreement, and as ultimately agreed on an annual basis by the Shipping Pool’s Committee.   The Shipping Pool periodically enters into freight forward and bunker hedging contracts in an attempt to hedge the availability of the pool fleet and stabilize the amount of the Shipping Pool’s income to be allocated to Shipping Pool participants.   These derivative contracts are accounted for by the Shipping Pool on a cash basis when determining the amount of income that it will distribute annually.  Each Shipping Pool participant’s proportionate share of Shipping Pool derivative contract settlements (contingent rental) is treated as a component of the annual distributed income when ultimately realized.

Interest income is accrued on a time basis, by reference to the principal outstanding and to the effective interest rate applicable.

Foreign Currencies—The functional currency of the Group is the United States dollar (“USD”) because the majority of its revenues, costs, vessels purchased, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in USD.   Transactions denominated in foreign currencies are translated into USD using the rate ruling at the date of the transaction.  Monetary assets and liabilities denominated into foreign currencies are translated into USD, at year-end rates.  All resulting exchange differences are dealt with in the consolidated statement of income.

Cash and Cash Equivalents—The Group does not maintain cash accounts in its own name. Rather, Shipping Pool distributions are received by (and expenditures paid by) the DryLog Group on the Group’s behalf.

Vessel expenses and dry-docking cost— Vessel expenses are direct costs incurred to operate the Group’s vessels. These costs are expensed as incurred.

The Groups defers certain costs related to the dry-docking of the vessels. Deferred dry-docking costs are capitalized as incurred and amortized on a straight-line basis over the period between dry-dockings (generally five years).  No dry-docking costs were incurred in 2005.

Financial instruments— Financial instruments carried on the balance sheet include accounts and other receivables, trade and other payables as well as long-term debt. The Group was also party to financial instruments that reduce exposure to fluctuations in interest rates. These interest rate swap arrangements are initially recorded at cost and are remeasured to fair value at subsequent reporting date. The fair value of all financial instruments approximates their carrying values.

Changes in fair value of derivatives financial instruments that are designated as effective cash flow hedges, are recognized directly as a component of shareholders’ equity. Amounts presented as a component of shareholders’ equity are recognized in the income statement in the same period in which the hedged firm commitment or forecasted transaction affects the net income. Changes in the fair value of derivative financial instruments that do not qualify for hedge accounting are recognized in the consolidated statement of income as they arise.  The Company did not enter into any new derivative contracts in 2005.

Deferred Financing Costs—The Group defers loan arrangement costs incurred in connection with its bank loans and amortizes them over the loan repayment period as an incremental increase to interest expenses.

Inventories—Inventories are valued at the lower of cost or market. Cost is determined on a FIFO basis.

Vessels, net— The Group’s vessels are stated at historical cost, less accumulated depreciation. The cost of the vessel, less an estimated residual value, is depreciated on a straight-line basis over its estimated remaining useful life. The vessel's life is estimated at 25 years from the date of construction and its residual value is based on its scrap value.

Maintenance and repairs that do not extend the useful life of the asset are charged to operations as incurred. Major renovation costs and modifications are capitalized and depreciated over the estimated remaining useful life.

Impairment losses are recorded on vessels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the vessels’ carrying amount.  In the evaluation of the fair value and future benefits of vessels, the Group performs an analysis of the anticipated undiscounted future net cash flows of the vessels.  If the carrying value of the related vessels exceeds the undiscounted cash flows, the carrying value of the vessel is reduced to its fair value.  Various factors including future charter rates and vessel operating costs are included in this analysis.  The Group determined that no impairment loss needed to be recognized for applicable vessel for 2005.

Income Taxes— Although the Company is incorporated in the Republic of Panama it has no business activities in Panama.  Earnings from transactions that are completed, consummated or take effects outside Panama, are not considered to be taxable in Panama. Dividends received by Panamanian companies are only taxed when derived from earnings taxable in Panama.  Consequently, dividends received from the Company’s BVI subsidiaries are not subject to taxation.  Revenues arising from international shipping commerce of national merchant ships legally registered in Panama, even if the shipping contracts have been entered into Panama, are also specifically exempt from taxation.

All the subsidiaries are currently incorporated in the BVI.   Based on their activities, they are categorized as International Business Companies (“IBC”) and thus not subject to income taxation in the BVI.   There are no withholding taxes on the distribution of IBC profits as dividends to the Company.

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

Comprehensive Income—Comprehensive income is defined as the change in equity of a company during a period from non-owner sources. Comprehensive income of the Group for the years ended December 31, 2004 and 2005 consisted only of the reported net income.

Reclassifications – Certain reclassifications have made to the presentation of the accompanying 2004 consolidated financial statements so as to conform to 2005 presentations.

Adoption of Accounting Standards—In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. Interpretation No. 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either the equity investors, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The adoption of Interpretation No. 46R had no impact on the Group’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement is not expected to have a material impact on the Group’s consolidated financial position and results of operations. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this statement is not expected to have a material impact on the Group’s consolidated financial position and results of operations. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

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

3.

DUE FROM SHAREHOLDERS

As of December 31, 2005 and 2004 this caption of USD 524 thousand and USD 264 thousand, respectively, consists of the following:

o

financial receivable from DryLog Bulkcarriers Ltd of USD 520 thousand and USD 171 thousand, respectively, related to the settlement account used by the shareholder in order to make payments and receive collections on behalf of the Group;

o

receivables from Cape Shipholding Inc., of USD 4 thousand and USD 93 thousand, respectively, related to legal fees.

4.

DUE FROM MANAGEMENT COMPANY

As of December 31, 2005 and 2004 this caption of USD 406 thousand and USD 0, respectively, includes the amounts advanced in favor of the technical managers of the vessels Unisea Shipping Ltd. as of December 31, 2005 and Coeclerici Transport Cape Size Ltd. as of December 31, 2004.

5.

INVENTORIES

The amount of USD 184 thousand and USD 204 thousand shown as inventories represents the cost of lubricants on board the vessels as at the end of 2005 and 2004, respectively.

6.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2005 and 2004 this caption of USD 602 thousand and USD 251 thousand, respectively, consists of the following:

	2005	2004
Other accounts receivable	311	103
Prepaid expenses	220	77
Other Current Assets	71	71

Total	602	251

Other accounts receivable mainly relate to the amounts advanced in favor of shipping agents and masters. Prepaid expenses mainly represent unexpired insurance and club calls.

7.

VESSELS, NET OF ACCUMULATED DEPRECIATION

The movements in this caption are the following (in USD thousands):

	2005	2004
Cost
At January 1,	73,000	73,000
Acquisitions in	48,500	0
At December 31,	121,500	73,000

Accumulated depreciation
At January 1,	2,808	224
Charge for the year	3,277	2,584
At December 31,	6,085	2,808

Net Book Value
At January 1,	70,192	72,776
At December 31,	115,415	70,192

The increase in 2005 for USD 48,500 thousand, relates to the purchase price of M.V. “Bulk Fern” and

M.V. “Bulk Cedar” from unrelated parties.  The present insured value of the vessels in respect of actual and/or constructive total loss is USD 106,400 thousand.  There are preferred mortgages registered on the Group's vessels M.V. "Bulk Australia", "Bulk Australia",  “Bulk Cedar” and “Bulk Fern”, as security for the unpaid balance of a loans provided advanced by financial institutions.

8.

OTHER ASSETS

Other assets of USD 340 thousand and USD 411 thousand as of December 31, 2005 and 2004, respectively, entirely relates to deferred financing costs.

9.

BANK BORROWINGS

In order to purchase the panamax vessels “Bulk Fern” and “Bulk Cedar” and refinance part of the existing indebtedness, in November 2005 the Group decided to pay back the whole amount of the loan existing at the end of 2004 (USD 59,238 thousand), obtaining from HSH Nordbank AG a new loan facility of USD 103,500 thousand.  The terms of the credit facilities outstanding at December 31, 2004 are presented below followed by the terms of the new loan facility obtained in 2005.

	Original	Balance Outstanding
Credit Facility	Amount	at December 31, 2004

Secured Loan Facility Agreement provided to fund the acquisition of the “Bulk Africa” and the “Bulk Australia”. These borrowings are repayable beginning six months from the initial advance date and thereafter in six-month installments of principal ($1,800,000) and interest. The interest rate during 2004 was 1.063% above the Lenders’ LIBOR rate (a total rate of 3.627% at December 31, 2004). A final balloon payment of $24,200,000 is due in 2011.	$53,000,000	$49,400,000
Secured Loan Agreement also provided to fund the acquisition of the “M.V. Africa” and the “M.V. Australia”. These borrowings are repayable beginning six months from the initial advance date and thereafter in six-month installments of principal ($356,250) and interest. The interest rate during 2004 was 1.375% above the Lenders’ LIBOR rate (a total rate of 3.939% at December 31, 2004).	5,700,000	4,987,500
Revolving Credit Facility Agreement provided to both fund the acquisition of the “Bulk Africa” and the “Bulk Australia” and also to provide funds for working capital purposes. These borrowings are repayable via a single balloon payment due in 2011. The interest rate during 2004 was 1.375% above the Lenders’ LIBOR rate (a total rate of 3.939% at December 31, 2004).	4,850,000	4,850,000
Total long-term debt		59,237,500
Less: current portions of long-term borrowings		(4,312,500)

Long-term borrowings, less current portion	$63,550,000	$54,925,000

The Credit Facilities were provided through equal participation of HSN Hordbank AG (Germany), Alpha Bank AE (Greece), Credit Suise (Switzerland) and Nordea Bank Finland (England).  The credit facilities were collateralized by first priority mortgages over both Group vessels, as well as assignments of both vessels’ earnings and insurance.   The agreements also provided for provisions of cross–default to the extent that any single borrowing was deemed to be in a state of default.   The facilities were ultimately guaranteed in varying amounts by the Group’s shareholders.   The agreements restricted the Group from making dividends or other distributions to its shareholders without the prior written consent of the lenders, which in the case of $8,200,000 in 2004 distributions was received.

The HSH Nordbank AG loan is repayable in 32 consecutive quarterly installments starting from January 28, 2006. The first 12 installments will amount to USD 1,625 thousand each; the remaining 20 installments will amount to USD 2,125 thousand each. With the last installment the Group should also reimburse a final balloon of USD 41,500 thousand. The reimbursement schedule is the following (in USD thousands):

2006...............................6,500

2007...............................6,500

2008.............................. 6,500

2009...............................8,500

2010...............................8,500

Thereafter................... 67,000

Total                           103,500

The interest rate is LIBOR plus a spread of 1.25%, which approximates 5.6% at December 31, 2005.

The above facility is collateralized by first priority mortgage registered over all Group's vessels, as well as assignments of such vessel's earnings and insurance.

The facility loan agreement with HSH Nordbank AG signed at the end of November 2005, mandates that the Group respect some financial covenants. In case the Group will not meet the financial covenants and not remedy immediately, the bank could request the immediate repayment of the loan’s outstanding amount.

Two of the financial covenants related to:

o

minimum cash liquidity of USD 1 million,

o

ratio of current assets to current liabilities not less than one are not required to be met by the Group until the end of the first quarter 2006.  As of December 31, 2005 the remaining financial covenants stated in the facility loan agreement were met.

At the end of 2005 the amount of the current portion of the debt is USD 6,500 thousand; the long-term portion amounts to USD 97,000 thousand.

10.

TRADE ACCOUNTS PAYABLE

The balance of trade payables (USD 285 thousand and USD 719 thousand) at December 31, 2005 and 2004, respectively, represents the current amount due to suppliers in the normal course of business operations for transport activities. The balance is entirely payable within 12 months, according to the normal payment terms of the company.

11.

DUE TO AND FROM RELATED COMPANIES

This caption entirely relates to the amount due to and from the Shipping Pool, C Transport Cape Size Ltd., due to the final revenues adjustment that resulted when the final distribution was calculated on the net pool result for M.V. “Bulk Africa” and “Bulk Australia”.

12.

ACCRUED EXPENSES

This caption of USD 1,094 thousand and USD 63 thousand as of December 31, 2005 and 2004, respectively, mainly relates to the accrued interest expenses for 2005 and to operating expenses for 2004.

13.

WORKING CAPITAL ADVANCED BY SHAREHOLDERS

In the previous years each Shareholder advanced working capital to the Company in the amount of USD 150 thousand cash, totaling USD 300 thousand as of December 31, 2004. The advanced working capital is regulated by a Joint Venture Agreement, signed on November 5, 2003 by the Shareholders.  The advance was made to meet the working capital needs of the Group and is interest-free.  The advance will be repaid at the discretion of the Company’s Board of Directors. During 2005 part of the working capital advances for USD 40 thousand has been converted into capital. As consequence at the end of 2005 the advances from shareholders amount to USD 260 thousand.

14.

SHAREHOLDERS’ EQUITY

In January 2005, the Group granted each Shareholder the option of to purchase fifty additional common shares. In connection with this option, the authorized capital of the Company was increased to 600 common shares of which 500 shares have been issued. Concurrently, the shares were divided into 300 shares each of Class A and Class B common shares. All shares confer the same rights and are subject to the same obligations and restrictions.   This subsequent division of shares has been reflected in the accompanying consolidated financial statements for the period presented.

On the basis of the Joint Venture Agreement signed on November 5, 2003, the two 50% shareholders have agreed to contribute by way of equity to the Group:

o

an amount not exceeding USD 6,347 thousand per shareholder, and

o

all amounts payable from time to time by the Group under the loan agreements to the extent to which such amounts cannot be funded by the net earnings of the Group.

Each shareholder shall contribute towards the equity contribution in accordance with their owner percentage in the Group. As of December 31, 2005 the additional paid in capital to the Group from the shareholders was USD 6,702 thousand and USD 6,662 thousand as of December 31, 2005 and 2004, respectively, of which 50% of the amount was paid by each shareholder.

The Joint Venture Agreement provides that, shareholders cannot, without prior written consent of the other shareholder:

o

   mortgage, pledge or otherwise encumber its legal or beneficial interest in the shares,

o

   sell, transfer or otherwise dispose of all or any of its shares or any legal interest therein, and or

o

   enter into any agreement with respect to the voting rights attached to all or any of its shares.

The shareholders can however transfer any of their shares to an entity within the same Group. The joint venture agreement continues to be effective until: (a) each shareholder transfers its shares in the Group to the other shareholder, or (b) an effective resolution is passed or a binding offer is made to wind up the Group, whichever is the earlier.

The changes in the shareholders’ equity during 2005 and 2004 are shown in the consolidated statements of shareholders equity.

15.

SHIPPING INCOME

The shipping income of USD 15,595 thousand and USD 18,788 thousand for the years ended December 31, 2005 and 2004, respectively, are composed as following:

	2005	2004
Revenues from pool	14,943	18,788
Revenues from time charters contracts	652	0

Total shipping income	15,595	18,788

Revenues from pool relate to the income earned by the related company, C Transport Cape Size Ltd, in connection with the employment of the vessels “Bulk Africa” and “Bulk Australia”.

Revenues from time charters’ contracts relate to the hire paid by the related company, Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda., for M.V. “Bulk Fern” and “Bulk Cedar” during the period from the vessels’ delivery  (beginning of December) to year-end.

16.

MANAGEMENT FEES

The detail of the management fees is the following:

	2005	2004
Ceres Hellenic Shipping Enterprises Ltd	264	352
Unisea Shipping Ltd	158	0
DryLog Ltd	104	96

Total	526	448

The ship management agreement with the related company, Ceres Hellenic Shipping Enterprises Ltd, was terminated at the end of November 2005 when the new technical manger, Unisea Shipping Ltd (an unrelated party) was appointed.

In 2005 and 2004 Drylog Ltd (the shareholder of DryLog Bulkcarriers Ltd) provided the accounting, reporting, treasury and other corporate functions to the Group for a management fee of USD 4 thousand per month per vessel (total 2005 fees of USD 104 thousand and total 2004 fees of USD 96 thousand).

17.

FINANCIAL EXPENSES, NET

This caption includes the following:

	2005	2004 (Restated)
Interest income	45	20
Loan interest expenses	(3,175)	(1,630)
Interest rate swaps	236	(341)
Amortization of deferred financing costs	(71)	(71)
Other non-operating expenses	-	(25)

Total financial expenses, net	(2,965)	(2,047)

18.

RELATED PARTIES

Transactions with related parties are those with C Transport Cape Size Ltd, Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda, Ceres Hellenic Shipping Enterprises Ltd, DryLog Ltd, (as described in Notes 1, 4, 15, and 16, respectively) and with the shareholders, DryLog Bulkcarriers Ltd and Cape Shipholding Inc. (as described in Note 3).

19.

DERIVATIVE CONTRACTS

Drylog Group assumed, in connection of its acquisitions of four vessels in 2003 (which included M.V. Bulk Africa and M.V. Bulk Australia), interest rate swaps in which the seller was original counter party.   Dry Bulk Africa and Dry bulk Australia agreed with Drylog ltd. to assume the rights and obligation under the interest rate swaps in proportion of the combined value of M.V. Bulk Africa and M.V. Bulk Australia to the vessels acquired (four vessels). The Group utilized those interest rate swaps to manage the exposure of interest rate movements on its credit facilities.

The Group received USD 3,285 thousand from the Drylog Group; which amount was in proportion to the cash received by the Drylog Group in connection with its assumption of the interest rate swaps referred to above.  Such interest rate swaps fix its interest rates from 3.74% to 5.27% through the following terms:

	Notional	Expiration	Fair
Obligor	Amount	Date	Value
	(portion attributable to the Group)
Bulk Africa	25,900	Dec. 31, 2005	1,620
Bulk Australia	26,600	Dec. 31, 2006	1,665

Total	52,500		3,285

The Group initially accounted for these agreements as effective cash flow hedges under the provisions of Statement of Financial Accounting Standard No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS 133).     However, upon further consideration of the Group’s accounting policy for these agreements in 2005, the Group has concluded that due to the fair value that existed for these contracts upon assumption, that the Group’s previous documentation of hedge effectiveness using the “short-cut” method prescribed by FAS 133 was not appropriate.  Also understanding that no further evaluation and or documentation of hedge effectiveness was performed at either the date of assumption or subsequent thereto, the Group has concluded that accounting for these agreements as effective cash flow hedges under FAS 133 through December 31, 2004 was not appropriate.   Accordingly, the Group has restated the accompanying 2004 consolidated financial statements to adjust this past accounting.  The impact of this adjustment is: to decrease 2004 interest expense by USD 39 thousand, increase 2004 net income by USD 39 thousand, increase retained earnings as of January 1, 2004 by USD 476 thousand, and decrease accumulated other comprehensive income as of January 1, 2004 by USD 476 thousand.   This adjustment has no impact on total shareholders equity as of either January 1, 2004 or December 31, 2004, or operating cash flows for the year ended December 31, 2004.

Drylog Group and the Group decided to terminate these contracts.  The Group paid its share of the fee of USD 665 thousand to terminate in 2004 interest rate swaps with notional amounts attributable to the Group amounting to USD 42,000 thousand and paid its share of the fee of USD292 thousand in June 2005 terminate effective in June 2005 the remaining interest rate swaps with notional amount attributable to the Group amount to USD 10,500 thousand.

******

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Belden Cement Holding Inc.

We have audited the accompanying consolidated balance sheet of Belden Cement Holding Inc. (the “Group”) as of December 31, 2005 and the related consolidated statements of income, changes in stockholders' investment, and cash flows for the year then ended. These financial statements are the responsibility of the Group’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        /s/   Ernst & Young LLP

New Orleans, Louisiana

June 2, 2006

BELDEN CEMENT HOLDING INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2005

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 610,517
Due from Related Parties	37,325
Prepaid Expenses	103,712
Total Current Assets	751,554

Investment in Unconsolidated Entity	45,124

Property and Equipment, at Cost:
Machinery Equipment	305,287
Furniture and Equipment	57,723
363,010
Less - Accumulated Depreciation	(169,431)
193,579

Due from Related Parties	22,946,954

$ 23,937,211

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Accrued Liabilities	$ 134,789
Due to Related Parties	496,737
Total Current Liabilities	631,526

Stockholders' Investment:
Common Stock, $50.00 Par Value, 230 Shares
Authorized at December 31, 2005	11,500
Additional Paid-In Capital	9,980,348
Retained Earnings	13,350,221
Accumulated Other Comprehensive Loss	(36,384)
23,305,685

$ 23,937,211

The accompanying notes are an integral part of these statements.

BELDEN CEMENT HOLDING INC.
CONSOLIDATED STATEMENT OF INCOME
For the Year Ended December 31, 2005

Revenues	$ 13,252,759

Operating Expenses	(5,829,825)

Depreciation	(3,896,347)

Gross Profit	3,526,587

Administrative and General Expenses	(1,370,690)

Gain on Sale of Assets	6,186,552

Operating Income	8,342,449

Interest and Other:
Interest Expense	(1,899,389)
Investment Income	105,423
Other Income	80,528
(1,713,438)

Net Income	$ 6,629,011

The accompanying notes are an integral part of these statements.

BELDEN CEMENT HOLDING INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ INVESTMENT
For the Year Ended December 31, 2005

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance at December 31, 2004	$ 11,500	$ 9,980,348	$ 6,721,210	$ (31,053)	$ 16,682,005

Comprehensive Income:

Net Income for Year Ended December 31, 2005	-	-	6,629,011	-	6,629,011

Other Comprehensive Loss:
Foreign Currency Translation Adjustments	-	-	-	(5,331)	(5,331)

Total Comprehensive Income					6,623,680

Balance at December 31, 2005	$ 11,500	$ 9,980,348	$13,350,221	$ (36,384)	$ 23,305,685

The accompanying notes are an integral part of these statements.

BELDEN CEMENT HOLDING INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

Cash Flows from Operating Activities:
Net Income	$ 6,629,011
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	3,896,347
Amortization of Deferred Charges	725,609
Gain on Sale of Assets	(6,186,552)
Translation Gain	(5,331)
Changes in:
Accounts Receivable	227,590
Deferred Drydocking Charges	(962,180)
Due from Unconsolidated Entity	224,470
Due from Shareholders	2,010,000
Accrued Liabilities	(571,113)
Due to Related Parties	268,571
Net Cash Provided by Operating Activities	6,256,422

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(995,191)
Proceeds from Sale of Vessels	54,375,000
Cash Transfer on Disposal of Subsidiaries	(544,971)
Net Cash Provided by Investing Activities	52,834,838

Cash Flows from Financing Activities:
Due from Related Parties	(7,357,321)
Repayment of Long-term Debt	(44,948,585)
Proceeds from Long-term Debt	2,087,504
Repayment of Loan from Shareholders	(11,110,585)
Dividends Paid	(801,905)
Net Cash Used by Financing Activities	(62,130,892)

Net Change in Cash and Cash Equivalents	(3,039,632)
Cash and Cash Equivalents at Beginning of Year	3,650,149

Cash and Cash Equivalents at End of Year	$ 610,517

The accompanying notes are an integral part of these statements.

BELDEN CEMENT HOLDING INC.

Notes to the Financial Statements – December 31, 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying consolidated financial statements include the accounts of Belden Cement Holding Inc. (“BCHI”) (incorporated in the Republic of Panama) and its majority-owned subsidiaries.  In this report, the terms “we,” “us,” “our,” and “the Company” refer to BCHI and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

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

The financial statements are presented in United States dollars, which is also the measurement currency of the Company and its subsidiary.  The financial statements are not presented in the currency of the country in which the holding company is domiciled as most of our transactions are denominated in US dollar.

Nature of Operations

The principal activity of BCHI is that of an investment holding company.  The principal activities of the subsidiaries of BCHI include ship ownership and commercial ship management and brokering.

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, income and expenses.  The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.

The estimates and underlying assumptions are reviewed on an ongoing basis.  Revisions to accounting estimates are recognized in the period in which the estimate is revised, if the revision affects only that period, or in the period of the revision and future periods, if the revision affects both current and future periods.

Foreign Currency Transactions

Certain of our revenues and expenses are converted into or denominated in foreign currencies.  All exchange adjustments are charged or credited to income in the year incurred.

Property

For financial reporting purposes, our property and equipment are depreciated on a straight-line basis over their estimated useful lives.  Management estimates the useful lives of these assets to be within 2 to 18 years.  The cost of an asset comprises its purchase price or construction cost and any directly attributable costs of bringing the asset to working condition for its intended use.  Changes in the expected level of usage and technological developments could impact the economic useful lives and the residual values of these assets; therefore future depreciation expense could be revised.

Costs of all major property additions and betterments are capitalized.  Ordinary maintenance and repair costs are expensed as incurred.  Interest and finance costs relating to property and equipment under construction are capitalized to properly reflect the cost of assets acquired.  No interest was capitalized in 2005.

During 2005, we recognized a net gain of $6,186,552 from the sale of all of our vessels.

We monitor all of our fixed assets for impairment and perform an impairment analysis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when triggering events or circumstances indicate a fixed asset may be impaired.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, demand deposits, and short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

BELDEN CEMENT HOLDING INC.

Notes to the Financial Statements – December 31, 2005

Revenue Recognition

Revenue from charter of vessels is recognized on a straight-line basis over the year of the charter and after providing for off-service days.  Revenue from management and technical consultancy service is recognized upon completion of services rendered.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial statement income in another.

Deferred Charges

We defer certain costs related to the drydocking of our vessels.  Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings.

NOTE 2 – UNCONSOLIDATED ENTITIES

We have a 40% interest in Belden Ship Management Inc., which manages our vessels.

NOTE 3 – TRANSACTIONS WITH RELATED PARTIES

We sold certain of our vessels to Belden Shipholding Pte Ltd for $39.9 million in 2005, resulting in a gain of $1.2 million.  We also sold certain of our subsidiaries to Belden Shipholding Pte Ltd for $9.7 million.  We have a receivable due from Belden Shipholding Pte Ltd for $22.9 million as of December 31, 2005.  The receivable is unsecured and interest free.  Belden Shipholding Pte Ltd has the option at any time to repay the full amount or in part.   We do not expect to be repaid this amount in the next twelve months.

NOTE 4 – INCOME TAX

The Company is not liable for income tax in the countries that it operates in.  As of December 31, 2005, we had unutilized tax losses of approximately $145,000 available to offset against future taxable profits subject to agreement with the Income Tax Authorities and compliance with the relevant provisions of the Income Tax Act.  The potential deferred tax asset arising from these unutilized tax losses has not been recognized in the financial statements.

NOTE 5 – SUPPLEMENTAL CASH FLOW INFORMATION

Interest Paid

During 2005, we paid $1,268,137 of interest.

Notes Receivable

During 2005, we sold certain vessels to a related party for $39.9 million in the form of a receivable.  We also sold certain of our subsidiaries to the same related party for $9.7 million in the form of a receivable.

NOTE 6 – SUBSEQUENT EVENTS

In January of 2006, Belden Shipholding Pte Ltd acquired all of the shares of the Company for $12 million.