Form 10-Q
period 2006-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 2006-08-10
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common stock, $1 par value. . . . . . . . 6,119,187 shares outstanding as of June 30, 2006

INTERNATIONAL SHIPHOLDING CORPORATION

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

3

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

3

CONSOLIDATED CONDENSED BALANCE SHEETS

4

CONSOLIDATED STATEMENTS OF CASH FLOWS

6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

14

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

26

ITEM 4 – CONTROLS AND PROCEDURES

26

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

27

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$ 70,080	$ 67,731	$ 138,410	$ 136,554

Operating Expenses:
Voyage Expenses	59,837	53,778	115,700	108,039
Vessel and Barge Depreciation	6,088	5,422	11,817	10,845
Impairment Loss	8,866	-	8,866	-
Gross Voyage (Loss) Profit	(4,711)	8,531	2,027	17,670

Administrative and General Expenses	4,375	4,120	8,641	8,336
Gain on Sale of Other Assets	(55)	(559)	(60)	(613)
Operating (Loss) Income	(9,031)	4,970	(6,554)	9,947

Interest and Other:
Interest Expense	2,809	2,270	5,677	4,813
Gain on Sale of Investment	(167)	-	(468)	-
Investment Income	(291)	(360)	(747)	(645)
Loss (Gain) on Early Extinguishment of Debt	89	(74)	89	(74)
	2,440	1,836	4,551	4,094
(Loss) Income from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net Income
of Unconsolidated Entities	(11,471)	3,134	(11,105)	5,853

(Benefit) Provision for Income Taxes:
Current	35	63	70	117
Deferred	(3,513)	154	(4,286)	561
State	-	2	2	16
	(3,478)	219	(4,214)	694
Equity in Net Income of Unconsolidated Entities
(Net of Applicable Taxes)	1,529	1,254	2,513	3,433

(Loss) Income from Continuing Operations	(6,464)	4,169	(4,378)	8,592

Loss from Discontinued Over-the-Road Transportation Operations
(Net of Applicable Taxes)	-	(196)	-	(526)

Net (Loss) Income	$ (6,464)	$ 3,973	$ (4,378)	$ 8,066
Preferred Stock Dividends	600	600	1,200	1,167
Net (Loss) Income Available to Common Stockholders	$ (7,064)	$ 3,373	$ (5,578)	$ 6,899

Net (Loss) Income Available to Common Stockholders
Continuing Operations	$ (1.15)	$ 0.58	$ (0.91)	$ 1.22
Discontinued Operations	-	(0.03)	-	(0.09)
	$ (1.15)	$ 0.55	$ (0.91)	$ 1.13

Weighted Average Shares of Common Stock Outstanding:
Basic	6,119,176	6,082,887	6,112,832	6,082,887
Diluted	6,119,176	6,100,091	6,112,832	6,105,999

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	June 30,	December 31,
ASSETS	2006	2005

Current Assets:
Cash and Cash Equivalents	$13,171	$16,178
Marketable Securities	5,594	6,614
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $258 and $184 in 2006 and 2005:
Traffic	24,681	22,649
Agents'	7,245	4,929
Claims and Other	7,261	10,990
Federal Income Taxes Receivable	383	324
Deferred Income Tax	149	149
Net Investment in Direct Financing Leases	4,097	3,923
Other Current Assets	6,453	4,432
Material and Supplies Inventory, at Lower of Cost or Market	3,411	3,575
Current Assets Held for Disposal	35	55
Total Current Assets	72,480	73,818

Investment in Unconsolidated Entities	15,180	14,926

Net Investment in Direct Financing Leases	72,908	74,642

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	375,625	366,026
Leasehold Improvements	17,000	29,319
Other Equipment	2,077	2,077
Furniture and Equipment	3,464	3,762
	398,166	401,184
Less - Accumulated Depreciation	(162,826)	(151,640)
	235,340	249,544

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $10,736 and $10,968 in 2006 and 2005, Respectively	13,920	13,839
Acquired Contract Costs, Net of Accumulated Amortization
of $25,068 and $24,341 in 2006 and 2005, Respectively	5,457	6,185
Restricted Cash	200	6,541
Due from Related Parties	2,692	1,600
Other	9,775	8,412
	32,044	36,577

	$427,952	$449,507

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	June 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$10,275	$10,275
Accounts Payable and Accrued Liabilities	42,994	47,423
Total Current Liabilities	53,269	57,698

Billings in Excess of Income Earned and Expenses Incurred	5,261	4,062

Long-Term Debt, Less Current Maturities	152,602	161,720

Other Long-Term Liabilities:
Deferred Income Taxes	8,950	13,169
Lease Incentive Obligation	13,600	14,450
Other	19,870	20,140
	42,420	47,759

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	37,554	37,554

Stockholders' Investment:
Common Stock	6,793	6,760
Additional Paid-In Capital	54,927	54,495
Retained Earnings	81,766	87,344
Treasury Stock	(8,704)	(8,704)
Accumulated Other Comprehensive Income	2,064	819
	136,846	140,714

	$427,952	$449,507

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net (Loss) Income	$ (4,378)	$ 8,066
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation	12,043	11,401
Amortization of Deferred Charges and Other Assets	3,806	3,944
Provision for Deferred Federal Income Taxes	(4,286)	278
Impairment Loss	8,866	-
Equity in Net Income of Unconsolidated Entities	(2,513)	(3,433)
Distributions from Unconsolidated Entities	650	783
Gain on Sale of Other Assets	(60)	(590)
Loss (Gain) on Early Extinguishment of Debt	89	(74)
Gain on Sale of Investment	(468)	-
Deferred Drydocking Charges	(4,488)	(755)
Changes in:
Accounts Receivable	(3,230)	(3,977)
Inventories and Other Current Assets	(2,894)	930
Other Assets	53	412
Accounts Payable and Accrued Liabilities	(653)	(2,456)
Federal Income Taxes Payable	(204)	(96)
Billings in Excess of Income Earned and Expenses Incurred	1,199	(467)
Other Long-Term Liabilities	1,229	414
Net Cash Provided by Operating Activities	4,761	14,380

Cash Flows from Investing Activities:
Net Investment in Direct Financing Leases	1,560	1,132
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(10,596)	(14,202)
Proceeds from Sale of Other Assets	120	911
Purchase of and Proceeds from Short Term Investments	1,211	(433)
Investment in Unconsolidated Entities	(716)	(2,766)
Return of Capital of Unconsolidated Entity	2,480	-
Net Decrease in Restricted Cash Account	6,341	-
Net (Increase) Decrease in Related Party Note Receivables	(712)	2,400
Other Investing Activities	-	(78)
Net Cash Used by Investing Activities	(312)	(13,036)

Cash Flows from Financing Activities:
Proceeds from Issuance of Preferred Stock	-	37,725
Proceeds from Issuance of Common Stock	465	-
Repayment of Debt	(9,118)	(41,714)
Additions to Deferred Financing Charges	(154)	(55)
Preferred Stock Dividends Paid	(1,200)	(1,167)
Reimbursements for Leasehold Improvements	2,611	-
Other Financing Activities	(60)	13
Net Cash Used by Financing Activities	(7,456)	(5,198)

Net Decrease in Cash and Cash Equivalents	(3,007)	(3,854)
Cash and Cash Equivalents at Beginning of Period	16,178	10,513

Cash and Cash Equivalents at End of Period	$ 13,171	$ 6,659

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

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

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for the pension plan:

(All Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2006	2005	2006	2005
Service cost	$ 169	$ 165	$ 338	$ 334
Interest cost	327	309	654	624
Expected return on plan assets	(383)	(348)	(766)	(720)
Amortization of prior service cost	-	-	-	-
Amortization of net actuarial loss	37	65	74	106
Net periodic benefit cost	$ 150	$ 191	$ 300	$ 344

The following table provides the components of net periodic benefit cost for the postretirement benefits plan:

(All Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2006	2005	2006	2005
Service cost	$ 16	$ 22	$ 32	$ 45
Interest cost	128	134	256	268
Amortization of prior service cost	(6)	(5)	(12)	(11)
Amortization of net actuarial loss	12	41	24	66
Net periodic benefit cost	$ 150	$ 192	$ 300	$ 368

We project to contribute approximately $750,000 to our pension plan in 2006 and we do not expect to make a contribution to our postretirement benefits plan.

Note 3.  Impairment Loss

We recorded an impairment loss of $8.9 million before taxes on our investment in the Rail-Ferry Service’s terminal in New Orleans during the second quarter of 2006.  That terminal is located in New Orleans on the Mississippi River Gulf Outlet (“MR-GO”).  After Hurricane Katrina affected that area in the third quarter of 2005, dredging of the MR-GO was indefinitely suspended by the Army Corps of Engineers.  Subsequently, Congress has passed legislation instructing the Corps to formulate a plan for the closure of the MR-GO.  Throughout these maneuvers, the Rail-Ferry Service continues to operate using the MR-GO with single deck capacity on its two vessels.  Even though we currently use the MR-GO, all construction on the New Orleans terminal has been terminated, and the State of Louisiana has agreed to cancel our obligations to perform due to force majeure.  Because the MR-GO is no longer being dredged, it is effectively closed to deep draft shipping.  Due to this and the expectation that the MR-GO will eventually be completely closed, we must relocate our Rail-Ferry Service’s U.S. terminal operations.  We have decided to move the service to Mobile, Alabama, which will require an investment in a new terminal.  The total cost of that terminal is expected to be between $17 million and $23 million of which $10 million will be funded by a grant from the State of Alabama.  We will finance the remainder of the cost either through the State of Alabama or third-party financing.  Completion of the terminal in Mobile is targeted for the first quarter of 2007.  We have reviewed the options currently available to us for utilization of the assets that will remain at the New Orleans terminal after the relocation and have determined that our net investment of $8.9 million in those assets has been impaired.  We will continue to pursue various options to recover our investment.  Those alternatives include other potential commercial uses for the assets by us or by third parties and possible payment to us by the federal government for mitigating damages that may result from pending legislation.

Note 4.  Operating Segments

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

We do not allocate administrative and general expenses, investment income, gain on sale of investment, gain or loss on early extinguishment of debt, equity in net income of unconsolidated entities, or income taxes to our segments.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.

The following table presents information about segment profit and loss for the three months ended June 30, 2006 and 2005:

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elimination	Total
2006
Revenues from external customers	$ 25,083	$ 35,475	$ 4,154	$ 5,199	$ 169	-	$ 70,080
Intersegment revenues	-	-	-	-	3,107	(3,107)	-
Vessel and barge depreciation	918	3,451	605	1,110	4	-	6,088
Impairment loss	-	-	-	8,866	-	-	8,866
Gross voyage (loss) profit	(2,889)	6,539	1,119	(10,010)	530	-	(4,711)
Interest expense	162	1,804	327	504	12	-	2,809
Gain on sale of other assets	-	-	-	-	55	-	55
Segment (loss) profit	(3,051)	4,735	792	(10,514)	573	-	(7,465)
2005
Revenues from external customers	$ 24,307	$ 35,278	$ 4,113	$ 3,322	$ 711	-	$ 67,731
Intersegment revenues	-	-	-	-	3,142	(3,142)	-
Vessel and barge depreciation	850	3,233	605	729	5	-	5,422
Gross voyage (loss) profit	(77)	8,594	1,110	(1,243)	147	-	8,531
Interest expense	145	1,397	314	407	7	-	2,270
Gain on sale of other assets	540	-	-	-	19	-	559
Segment profit (loss)	318	7,197	796	(1,650)	159	-	6,820

The following table presents information about segment profit and loss for the six months ended June 30, 2006 and 2005:

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elimination	Total
2006
Revenues from external customers	$ 50,795	$ 68,794	$ 8,388	$ 9,195	$ 1,238	-	$ 138,410
Intersegment revenues	-	-	-	-	6,304	(6,304)	-
Vessel and barge depreciation	1,833	6,665	1,209	2,101	9	-	11,817
Impairment loss	-	-	-	8,866	-	-	8,866
Gross voyage (loss) profit	(2,479)	11,773	2,463	(10,903)	1,173	-	2,027
Interest expense	342	3,633	664	1,015	23	-	5,677
Gain on sale of other assets	-	-	-	-	60	-	60
Segment (loss) profit	(2,821)	8,140	1,799	(11,918)	1,210	-	(3,590)
2005
Revenues from external customers	$ 49,949	$ 69,763	$ 8,214	$ 7,344	$ 1,284	-	$ 136,554
Intersegment revenues	-	-	-	-	6,246	(6,246)	-
Vessel and barge depreciation	1,709	6,459	1,209	1,458	10	-	10,845
Gross voyage (loss) profit	(191)	17,075	2,320	(2,157)	623	-	17,670
Interest expense	321	2,962	659	855	16	-	4,813
Gain on sale of other assets	540	-	-	-	73	-	613
Segment profit (loss)	28	14,113	1,661	(3,012)	680	-	13,470

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

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)
Three Months Ended June 30,			Six Months Ended June 30,
Profit or Loss:	2006	2005	2006	2005
Total Profit or Loss for Reportable Segments	$ (7,465)	$ 6,820	$ (3,590)	$ 13,470
Unallocated Amounts:
Administrative and General Expenses	(4,375)	(4,120)	(8,641)	(8,336)
Gain on Sale of Investment	167	-	468	-
Investment Income	291	360	747	645
(Loss) Gain on Early Extinguishment of Debt	(89)	74	(89)	74
(Loss) income Before (Benefit) Provision for Income Taxes and Equity in Net Income of Unconsolidated Entities	$ (11,471)	$ 3,134	$ (11,105)	$ 5,853

Note 5.  Unconsolidated Entities

Cement Carriers

As of December 31, 2005, we had a 26.1% interest in Belden Cement Holding, Inc. (“BCH”) and a 26.1% interest in Belden Shipholding Pte Ltd. (“BSH”).  These companies together own nine Cement Carrier vessels, one barge and one tug boat.  In January of 2006, BSH acquired BCH, which resulted in a cash distribution to us of $3.1 million.  We account for this investment using the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment, net of taxes, was $170,000 and $399,000 for the three months ended June 30, 2006 and 2005, respectively.   Our portion of the earnings of this investment, net of taxes, was $421,000 and $1.3 million for the six months ended June 30, 2006 and 2005, which in 2005 included a pre-tax gain of $1.2 million from our share of the sale of vessels.  We received the aforementioned cash distribution of $3.1 million in 2006 and received $783,000 in the first six months of 2005.

The unaudited condensed results of operations of BCH and BSH are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2006	2005	2006	2005
Operating Revenues	$ 8,102	$ 7,171	$ 15,874	$ 13,659
Operating Income	$ 2,317	$ 3,037	$ 4,479	$ 9,158
Net Income	$ 814	$ 1,788	$ 1,738	$ 7,271

Bulk Carriers

We have a 50% interest in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which owns two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment was $1.5 million and $843,000 for the three months ended June 30, 2006 and 2005, respectively.  Our portion of the earnings of this investment was $2.2 million and $2.1 million for the six months ended June 30, 2006 and 2005, respectively.  The Tax Increase Prevention and Reconciliation Act of 2005 was signed into law in May of 2006.  One of the provisions of this law allows us to treat earnings from our share of the Bulk Carrier investments as shipping income for tax purposes for a three-year period beginning January 1, 2006.  These earnings were previously taxed as personal holding company income.  This treatment allows us to utilize our existing foreign deferred tax valuation allowance to offset the tax liability associated with our earnings from these investments.

No cash distributions were received during the first six months of 2006 and 2005.  In July of 2006, we received a cash distribution of $800,000.

The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2006	2005	2006	2005
Operating Revenues	$ 6,118	$ 4,204	$ 12,170	$ 8,786
Operating Income	$ 3,314	$ 2,656	$ 6,596	$ 5,728
Net Income	$ 1,627	$ 1,672	$ 3,266	$ 3,979

Note 6. Transactions with Related Parties

We own a 49% interest in Terminales Transgolfo (“TTG”).  In 2006, we advanced TTG funds for the improvements to the Rail-Ferry Service’s terminal in Mexico, which is owned by TTG.  At June 30, 2006, we had a long-term receivable of $772,000 with TTG, which will be repaid over seven years.  Interest income on this receivable is earned at the rate of 7.5% per year.  The short-term portion of this receivable is included in Other Current Assets and the long-term portion is included in Due from Related Parties.

We own a 50% interest in RTI Logistics L.L.C. (“RTI”).  At December 31, 2005, we had a long-term receivable of $2,000,000 with RTI.  We collected $5,000 during the first six months of 2006.  At June 30, 2006, we had a long-term receivable of $1,995,000 with RTI.  The receivable is being repaid over seven years beginning in January of 2006.  Interest income on this receivable is earned at the rate of 5% per year.  The short-term portion of this receivable is included in Other Current Assets and the long-term portion is included in Due from Related Parties.

Note 7.  Earnings Per Share

Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Stock options covering 475,000 shares were included in the computation of diluted earnings per share in the first six months of 2005, but were excluded from the computation of diluted earnings per share in the first six months of 2006 because the effects would have been anti-dilutive as the exercise price was above the market price.

Note 8. Comprehensive Income

The following table summarizes components of comprehensive income for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
(Amounts in Thousands)	2006	2005
Net (Loss) Income	$ (6,464)	$ 3,973
Other Comprehensive (Loss) Income:
Recognition of Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of ($27)	(50)	-
Unrealized Holding (Loss) Gain on Marketable Securities, Net of Deferred Taxes of ($41) and $4, Respectively	(75)	7
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $52 and $7, Respectively	512	12
Total Comprehensive (Loss) Income	$ (6,077)	$ 3,992

The following table summarizes components of comprehensive income for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
(Amounts in Thousands)	2006	2005
Net (Loss) Income	$ (4,378)	$ 8,066
Other Comprehensive (Loss) Income:
Recognition of Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of ($140)	(261)	-
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $43 and $31, Respectively	81	58
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $767 and $12, Respectively	1,425	15
Total Comprehensive (Loss) Income	$ (3,133)	$ 8,139

The net change in fair value of derivatives of $512,000 for the second quarter of 2006 represents $595,000 on interest rate swap agreements partially offset by $83,000 for foreign currency contracts.  The net change in fair value of derivatives of $1.4 million for the first six months of 2006 represents $1.5 million on interest rate swap agreements partially offset by $89,000 for foreign currency contracts.

Note 9. Income Taxes

In December of 2004, we made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  Primarily because of the changes resulting from the Jobs Creation Act, our federal tax benefit on our loss from continuing operations for the first six months of 2006 varied from the benefit that would have been recorded using our statutory federal tax rate of 35%.  We recorded a benefit for federal income taxes of $4.2 million on our $11.1 million of Loss from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in the first six months of 2006.  Our effective tax rate of (37.97%) reflects losses in our segments subject to the statutory rate, a tax liability on the shipping income from our foreign subsidiaries offset by a valuation allowance, and the results of our international U.S. flag operations taxed at the lower tonnage tax rate.

We recorded a provision for federal income taxes of $678,000 on Income from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in the first six months of 2005, which resulted in an effective tax rate of 11.86%.  The difference between the effective tax rates in the first six months of 2006 and 2005 was primarily due to the benefit recorded at the statutory rate on the impairment loss on our investment in the Rail-Ferry Service’s terminal in New Orleans and losses generated by the U.S. flag Coal Carrier while out of service 161 days during the first half of 2006.  The ship was operating during the same period last year generating income that resulted in a tax provision.

Note 10.  Exercise of Stock Options

During the first six months of 2006, options to acquire 32,900 shares of our common stock were exercised resulting in proceeds to us of approximately $465,000.  These options, as well as 3,400 shares exercised in late 2005, were exercised by our former Chief Financial Officer, who retired in June of 2005.  His remaining unexercised options to acquire 38,700 shares expired one year after retirement, which was June 30, 2006.  No options were exercised during the first six months of 2005.

Note 11.  New Accounting Pronouncements

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

In July of 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year.  We are currently evaluating the impact, if any, that FIN 48 will have on our financial position and results of operation.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business and asset dispositions; (5) estimated losses attributable to asbestos claims; (6) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (7) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (8) our ability to remain in compliance with our debt covenants; (9) anticipated trends in government sponsored cargoes; (10) our ability to maintain or increase our government subsidies; (11) the timing and cost of relocating our Rail-Ferry Service to Mobile, Alabama, and the anticipated improvement in the operating results of our Rail-Ferry Service; (12) the possible effects on us if the Mississippi River Gulf Outlet were to be closed before we relocate our Rail-Ferry Service operations; (13) estimated net effect on earnings from relocating corporate headquarters and the related incentive payments and (14) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

Executive Summary

The net loss of $6.464 million in the second quarter of 2006 included an impairment loss of $8.866 million before taxes on our investment in the Rail-Ferry Service’s terminal in New Orleans.  Before consideration of this impairment loss, our net loss for the three-month period was primarily attributable to our U.S. Flag Coal Carrier being out of service seventy-one days in the quarter for repairs and a preplanned special survey, and a drop in our eastbound cargo volumes from our TransAtlantic LASH service.  Additionally, the U.S. Flag vessel in the Liner Services segment was not operating while awaiting cargo for 30 days during the quarter.

The Rail-Ferry Service terminal in New Orleans is located on the Mississippi River Gulf Outlet (MR-GO).  After Hurricane Katrina struck the Gulf Coast, dredging of the MR-GO was indefinitely suspended by the Army Corps of Engineers.  Because the MR-GO is no longer being dredged, it is effectively closed to deep draft shipping which has required us to relocate our Rail-Ferry Service’s U.S. terminal operations from New Orleans to Mobile, Alabama.  The Company invested approximately $10 million, the State of Louisiana $15 million and City of New Orleans $2 million for the construction of the New Orleans terminal.  The move of the service to Mobile will require an investment in a new terminal.  The total cost of that terminal is expected to be between $17 million and $23 million of which $10 million will be funded by a grant from the State of Alabama.  We will finance the remainder of the cost either through the State of Alabama or third-party financing.  The terminal in Mobile is targeted for completion during the first quarter of 2007.  We have reviewed the options currently available to us for utilization of the assets that will remain at the New Orleans terminal after the relocation, and although we continue to pursue various business opportunities, we assessed those probabilities conservatively and have determined that our remaining net investment of $8.866 million in those assets has been impaired.  Therefore, we have recorded an impairment loss of $8.866 million during the second quarter of 2006.  Some alternatives for recovering our investment are discussed in more detail in the Liquidity and Capital Resources section of this report on page 23.

In addition to relocating the Rail-Ferry Service’s terminal, the Company will also relocate its corporate headquarters from New Orleans to Mobile and will receive assistance from the State of Alabama, the City and County of Mobile, and the lessor of the office building in Mobile for that relocation.  We expect this assistance to offset most of the cash expenditures related to the relocation, except that the cost of making leasehold improvements to the Mobile office, which could be as much as $1 million, are not covered by these incentives.  However, our results of operations will be negatively impacted over the next four quarters, by approximately $3 million primarily because the revenue associated with certain of the incentives will be recognized over the term of the new lease agreement.

The Time Charter segment, excluding the effects of the Coal Carrier’s out-of-service time, and the Contract of Affreightment segment showed improvement over the 2005 comparable quarterly period.

The Company’s Rail-Ferry Service segment, excluding the aforementioned impairment loss on the MR-GO terminal, continued to show slight improvement resulting from increases in volume.  The Company expects to expand the capacity of this service by completing the addition of the second decks to the two vessels operating in this service within the first quarter of 2007.  Unfortunately, Hurricane Katrina has effectively delayed this installation one year from our original plans.

Depreciation expense was higher in the second quarter of 2006 resulting from capital improvements in the beginning of the year on one of our LASH vessels and both of the vessels used in our Rail-Ferry Service.  Interest expense in the quarter increased primarily as a result of the financing of a U.S. Flag Pure Car/Truck Carrier in the third quarter of 2005 and the Rail-Ferry Service’s New Orleans terminal at the end of 2005.  Administrative and general expenses continued to trend higher primarily due to higher fees for professional services.

Our income tax benefit for the quarter reflects losses in our segments subject to the statutory rate, a tax liability on the shipping income from the Company’s foreign subsidiaries offset by a valuation allowance, and the results of our international U.S. Flag operations taxed at the lower tonnage tax rate.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Gross Voyage Profit

Gross voyage results decreased from $17.7 million in the first six months of 2005 to $2.0 million in the first six months of 2006.  The gross profit in the first six months of 2006 included an impairment loss of $8.9 million on our investment in the Rail-Ferry Service’s terminal in New Orleans.  Gross voyage profit before the impairment loss decreased 38.4% from $17.7 million in the first six months of 2005 to $10.9 million in the first six months of 2006.  The changes associated with each of our segments are discussed below.

Liner Services:

Gross voyage results for this segment declined from a loss of $191,000 in the first six months of 2005 to a loss of $2.5 million in the first six months of 2006 primarily due to lower cargo volumes on both the foreign flag transatlantic service and the U.S. flag service.  The foreign flag transatlantic service was impacted by a drop in eastbound cargo volumes, some of which can be attributable to Hurricane Katrina.  U.S. Gulf petcoke production was seriously damaged resulting in a lack of shipments which make up cargo volumes eastbound for this service.  For the U.S. flag service, the decline in cargo availability resulted in that ship being out of service for 30 days while awaiting cargo.  Higher operating expenses during the six months of 2006 were partially related to higher fuel prices.  However, fuel surcharges on our transatlantic service during that period, which are recognized in revenue, substantially offset that service’s higher fuel costs.

Time Charter Contracts:

The decrease in this segment’s gross voyage profit from $17.1 million in the first six months of 2005 to $11.8 million in the first six months of 2006 was primarily the result of our Coal Carrier being out of service for 161 days in the first six months of 2006 for capital improvements and for a periodic special survey as required for classification standards.  The capital improvements were necessary to replace some of the vessel’s steel as part of the special survey.  Additionally, the special survey, including drydocking, was originally scheduled for 2007, but was instead performed concurrently with the capital improvements for economic efficiency.  The vessel returned to service in June and is expected to continue its firm time charter employment through the end of the year.  It is expected to operate for five years fulfilling our contractual obligation barring any unforeseen events.

Contracts of Affreightment:  Gross voyage profit for this segment increased slightly from $2.3 million in the first six months of 2005 to $2.5 million in the first six months of 2006.  Lower cargo volume during 2006 will be realized through slightly reduced revenue for the remainder of the year.

Rail-Ferry Service:  Gross voyage results before impairment loss for this segment improved slightly from a loss of $2.2 million in the first six months of 2005 to a loss of $2.0 million in the first six months of 2006.  Improved operations resulting from higher cargo volumes were mostly offset by an increase in depreciation related to the improvements to the U.S. terminal, which began operating in the second half of 2005, and capital improvements to the vessels used in the service in late 2005 and early 2006.

The impairment loss of $8.9 million in the second quarter of 2006 was related to our investment in the Rail-Ferry Service’s terminal in New Orleans located on the Mississippi River Gulf Outlet (“MR-GO”).  After Hurricane Katrina struck the Gulf Coast, dredging of the MR-GO was indefinitely suspended by the Army Corps of Engineers.  Because the MR-GO is no longer being dredged, it is effectively closed to deep draft shipping which has required us to relocate our Rail-Ferry Service’s U.S. terminal operations from New Orleans to Mobile, Alabama.   This prompted us to review the options available to us for utilization of the assets that will remain at the New Orleans terminal after the relocation.  We determined that our net investment of $8.9 million in those assets was impaired.  The estimated cost and funding of the new terminal to be constructed in Mobile are discussed in the Liquidity and Capital Resources section later in the report.

Other:

Gross voyage profit for this segment increased from $623,000 in the first six months of 2005 to $1.2 million in the first six months of 2006.  Our insurance subsidiary experienced improved results in the first six months of 2006 due to improved loss exposure estimates for previous policy years.

Other Income and Expense

Interest expense increased 18% from $4.8 million in the first six months of 2005 to $5.7 million in the first six months of 2006 primarily due to new financing agreements entered into in the fourth quarter of 2005 associated with the acquisition of a Pure Car Truck Carrier (“PCTC”) and our share of the cost of the improvements to the New Orleans Rail-Ferry terminal.  Higher interest rates on our variable rate loans also contributed to the increase during the period.  Of our $162.9 million of long-term debt as of June 30, 2006, $70.5 million is subject to fluctuations in variable interest rates.  Reductions in interest expense resulting from the repurchase of $4 million and $18.5 million of our 7¾% Senior Notes in the second quarter of 2006 and the second half of 2005, respectively, and regularly scheduled payments on outstanding debt partially offset the increase.

Gain on sale of investment of $468,000 in the first six months of 2006 was due to a partial sale of investments in various stocks and bonds held by our insurance subsidiary.

Investment income of $747,000 earned during the first six months of 2006 was higher than the $645,000 in the first six months of 2005 primarily as a result of higher interest rates partially offset by a decrease in the balance of funds invested in the current period.

Income Taxes

In December of 2004, we made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  Primarily because of the changes resulting from the Jobs Creation Act, our federal tax benefit on our loss from continuing operations for the first six months of 2006 varied from the benefit that would have been recorded using our statutory federal tax rate of 35%.  We recorded a benefit for federal income taxes of $4.2 million on our $11.1 million of Loss from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in the first six months of 2006.  Our effective tax rate of (37.97%) reflects losses in our segments subject to the statutory rate, a tax liability on the shipping income from our foreign subsidiaries offset by a valuation allowance, and the results of our international U.S. flag operations taxed at the lower tonnage tax rate.

We recorded a provision for federal income taxes of $678,000 on Income from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in the first six months of 2005, which resulted in an effective tax rate of 11.86%.  The difference between the effective tax rates in the first six months of 2006 and 2005 was primarily due to the benefit recorded at the statutory rate on the impairment loss on our investment in the Rail-Ferry Service’s terminal in New Orleans and losses generated by the U.S. flag Coal Carrier while out of service 161 days during the first half of 2006.  The ship was operating during the same period last year generating income that resulted in a tax provision.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, decreased from $3.4 million in the first six months of 2005 to $2.5 million in the first six months of 2006 primarily because 2005 results included $1.2 million for our share of a pre-tax gain on the sale of vessels.

Our 50% investment in a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers contributed $2.2 million in the first six months of 2006 compared to $2.1 million in the first six months of 2005.  The Tax Increase Prevention and Reconciliation Act of 2005 was signed into law in May of 2006.  One of the provisions of this law allows us to treat earnings from our share of the Bulk Carrier investments as shipping income for tax purposes for a three-year period beginning January 1, 2006.  These earnings were previously taxed as personal holding company income.  This treatment allows us to utilize our existing foreign deferred tax valuation allowance to offset the tax liability associated with our earnings from these investments.

Our 26.1% interest in a Cement Carrier company contributed $421,000, net of $126,000 in taxes, in the first six months of 2006 compared to $1.3 million, net of $549,000 in taxes, in the first six months of 2005, which included the aforementioned $1.2 million pre-tax gain.

Discontinued Operations

In the third quarter of 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  Revenues associated with these operations in the first six months of 2005 were $2.1 million.  Losses before taxes from operations were $786,000 in the first six months of 2005.

The over-the-road car transportation truck company was reported in the “Other” segment in previous periods.  Those periods have been restated to remove the effects of those operations from the “Other” segment to reflect the reclassification from continuing to discontinued operations.

THREE MONTHS ENDED JUNE 30, 2006

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Gross Voyage Profit

Gross voyage results decreased from a profit of $8.5 million in the second quarter of 2005 to a loss of $4.7 million in the second quarter of 2006.  The loss in the second quarter of 2006 included an impairment loss of $8.9 million on our investment in the Rail-Ferry Service’s terminal in New Orleans.  Gross voyage profit before impairment loss decreased 51.3% from $8.5 million in the second quarter of 2005 to $4.2 million in the second quarter of 2006.  The changes associated with each of our segments are discussed below.

Liner Services:

Gross voyage results for this segment worsened from a loss of $77,000 in the second quarter of 2005 to a loss of $2.9 million in the second quarter of 2006.  As discussed earlier in the discussion of the second quarter results, the decrease was primarily due to lower cargo volumes.  Higher operating expenses during the second quarter of 2006 were partially related to higher fuel prices.  However, fuel surcharges on our transatlantic service during that period, which are recognized in revenue, substantially offset that service’s higher fuel costs.

Time Charter Contracts:

The decrease in this segment’s gross voyage profit from $8.6 million in the second quarter of 2005 to $6.5 million in the second quarter of 2006 was primarily the result of our Coal Carrier being out of service for 71 days in the second quarter of 2006 for capital improvements and for a periodic special survey as required for classification standards.  The capital improvements were necessary to replace some of the vessel’s steel as part of the special survey.  Additionally, the special survey, including drydocking, was originally scheduled for 2007, but was instead performed concurrently with the capital improvements for economic efficiency.  The vessel returned to service in June and is expected to continue its firm time charter employment through the end of the year.  It is expected to operate for five years fulfilling our contractual obligation barring any unforeseen events.

Contracts of Affreightment:  Gross voyage profit for this segment was approximately the same for second quarter of 2006 compared to second quarter of 2005.  Lower cargo volume during 2006 will be realized through slightly reduced revenue for the remainder of the year.

Rail-Ferry Service:  Gross voyage results before impairment loss for this segment improved slightly from a loss of $1.2 million in the second quarter of 2005 to a loss of $1.1 million in the second quarter of 2006.  Consistent with earlier quarterly discussion, the favorable effects of higher cargo volume were mostly offset by an increase in depreciation related to the U.S. terminal beginning operations in the second half of 2005 and capital improvements to the vessels used in the service late in 2005 and early in 2006.

As discussed earlier, the impairment loss of $8.866 million resulted from the write down of our net investment in the Rail-Ferry Service’s terminal in New Orleans associated with events after Hurricane Katrina requiring us to relocate the U.S. terminal operations of the service to Mobile, Alabama.

Other:

Gross voyage profit for this segment increased from $147,000 in the second quarter of 2005 to $530,000 in the second quarter of 2006.  Our insurance subsidiary experienced improved results in the second quarter of 2006 due to improved loss exposure estimates for previous policy years.

Other Income and Expense

Interest expense increased 23.7% from $2.3 million in the second quarter of 2005 to $2.8 million in the second quarter of 2006 due to the new financing agreements entered into in the fourth quarter of 2005 associated with the acquisition of a PCTC and our share of the cost of the improvements to the Rail-Ferry Service’s New Orleans terminal.  Higher interest rates on our variable rate loans also contributed to the increase during the period.  Reductions in interest expense resulting from the repurchase of $4 million and $18.5 million of our 7¾% Senior Notes in the second quarter of 2006 and the second quarter of 2005, respectively, and regularly scheduled payments on outstanding debt partially offset the increase.

Gain on sale of investment of $167,000 in the second quarter of 2006 was due to a partial sale of investments in various stocks and bonds held by our insurance subsidiary.

Investment income of $291,000 earned during the second quarter of 2006 was lower than the $360,000 in the second quarter of 2005 primarily as a result of a decrease in the balance of funds invested in the current period, partially offset by higher interest rates.

Income Taxes

In December of 2004, we made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  Primarily because of the changes resulting from the Jobs Creation Act, our federal tax benefit on our loss from continuing operations for the second quarter of 2006 varied from the benefit that would have been recorded using our statutory federal tax rate of 35%.  We recorded a benefit for federal income taxes of $3.5 million on our $11.5 million of Loss from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in the second quarter of 2006.  Our effective tax rate of (30.31%) reflects losses in our segments subject to the statutory rate, a tax liability on the shipping income from our foreign subsidiaries offset by a valuation allowance, and the results of our international U.S. flag operations taxed at the lower tonnage tax rate.

We recorded a tax provision for federal income taxes of $217,000 on Income from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in the second quarter of 2005, which resulted in an effective tax rate of 6.99%.  The difference between the effective tax rates in the second quarter of 2006 and 2005 was primarily due to the benefit recorded at the statutory rate on the impairment loss on our investment in the Rail-Ferry Service’s terminal in New Orleans and losses generated by the U.S. flag Coal Carrier while out of service 71 days during the second quarter of 2006.  The Coal Carrier was operating during the same period last year generating income that resulted in a tax provision.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $1.3 million in the second quarter of 2005 to $1.5 million in the second quarter of 2006.

Our 50% investment in a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers contributed $1.5 million in the second quarter of 2006 compared to $843,000 in the second quarter of 2005.  As discussed earlier in the quarterly comparison, the tax provision associated with the earnings from this investment is offset by our foreign deferred tax valuation allowance beginning January 1, 2006.

Our 26.1% interest in a Cement Carrier company contributed $170,000, net of $132,000 in taxes, in the second quarter of 2006 compared to $399,000, net of $48,000 in taxes, in the second quarter of 2005.

Discontinued Operations

In the third quarter of 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  Revenues associated with these operations in the second quarter of 2005 were $1.1 million.  Losses before taxes from operations were $302,000 in the second quarter of 2005.

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

Our working capital increased from $16.1 million at December 31, 2005, to $19.2 million at June 30, 2006.  Cash and cash equivalents decreased in the first six months of 2006 by $3.0 million to a total of $13.2 million.  This decrease was due to cash used for financing activities of $7.5 million and for investing activities of $312,000, partially offset by cash provided by operating activities of $4.8 million.  Total current liabilities of $53.3 million as of June 30, 2006, included current maturities of long-term debt of $10.3 million.

Operating activities generated a positive cash flow after adjusting net loss of $4.4 million for non-cash provisions such as depreciation, amortization, and impairment loss.  Cash provided by operating activities also included an increase in accounts receivable primarily due to the timing of collections of receivables from the Military Sealift Command and U.S. Department of Transportation.  Also included was cash used of $4.5 million primarily to cover payments for vessel drydocking costs in 2006 compared to only $755,000 in the first six months of 2005.

Cash used for investing activities of $312,000 included proceeds from the sale of marketable securities, a return of capital from one of our unconsolidated investments, and the release of $6.3 million of restricted cash from escrow previously required under an operating lease agreement that now is being satisfied under a letter of credit, offset by cash used for capital improvements to some of our vessels and our Rail-Ferry Service U.S. terminal totaling $10.6 million.  During the first six months in 2006, the State of Louisiana and City of New Orleans reimbursed $2.6 million of the cost of the terminal improvements, some of which were paid in 2005.  As of June 30, 2006, the State of Louisiana and City of New Orleans have substantially fulfilled their obligation to us of $17 million for the cost of the New Orleans terminal.

Cash used for financing activities of $7.5 million included regularly scheduled payments of $5.1 million, $4.1 million for the repurchase some of our 7.75% Senior Notes at a small premium, and $600,000 for preferred stock dividend payments, offset by the $2.6 million received from the State of Louisiana and City of New Orleans mentioned earlier, and proceeds of $465,000 from the issuance of common stock pursuant to the exercise of stock options.

As of June 30, 2006, $6.6 million of our $50 million revolving credit facility, which expires in December of 2009, was pledged as collateral for letters of credit.  The remaining $43.4 million was available as of June 30, 2006.

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

The following is a summary of the scheduled maturities by period of our outstanding debt and lease obligations as of June 30, 2006:

	July 1-
	Dec. 31,
Debt and lease obligations (000’s)	2006	2007	2008	2009	2010	Thereafter
Long-term debt (including current maturities)	$ 5,137	$ 58,808	$ 10,275	$ 10,275	$ 10,275	$ 68,157
Interest payments	5,267	10,933	6,338	5,653	4,972	11,354
Operating leases	9,722	19,372	17,331	16,267	32,818	46,612
Total by period	$ 20,126	$ 89,113	$ 33,944	$ 32,195	$ 48,065	$ 126,123

We are considering various options to repay our outstanding 7¾% Senior Notes before they mature in October of 2007.  Those options include repayment with cash generated from operating activities and, if necessary, the use of our available line of credit.  The table above includes approximately $48.5 million due in the fourth quarter of 2007 on these Notes, which was the outstanding balance at June 30, 2006.  In October of this year, the balance outstanding on these Notes will become a current liability, which would materially reduce our reported working capital.  However, we will be able to utilize our available line of credit to remedy any working capital deficiency.

Debt Covenant Compliance Status – We are in compliance with all of our restrictive covenants as of June 30, 2006 and believe we will continue to meet these requirements throughout 2006, which may require utilizing our line of credit to remedy the working capital deficiency resulting from the maturity of our Notes discussed earlier, although we can give no assurance to that effect.

If our cash flow and capital resources are not sufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.

Rail-Ferry Service Expansion – Our service provides a unique combination of rail and water ferry service between the U.S. Gulf and Mexico.  Since we began this service in 2001, as with any innovative venture we have experienced an adjustment period for the market to embrace our alternative service.  Additionally, due to low operating profit margins, high cargo volumes are necessary to achieve meaningful levels of cash flow and profitability.  The capacity of the vessels operating in our Rail-Ferry Service has limited the revenues and, in turn, the cash flow and gross profits that can be generated by our Rail-Ferry Service segment.  Therefore, in 2005, we began making capital investments to essentially double the capacity of the service including the construction of second decks to be added to each of the ships and improvements to the U.S. terminal necessary to utilize those second decks, which were scheduled to be completed and installed by October of 2005.  We also invested in a transloading and storage facility in New Orleans near the terminal and plan to make improvements to the terminal in Mexico.  Also in 2005, the State of Louisiana and City of New Orleans provided incentives to us to move our U.S. terminal operations from Mobile, Alabama to New Orleans.  Operations commenced from the New Orleans terminal on the Mississippi River Gulf Outlet (“MR-GO”) in June of 2005 with the double ramp necessary to utilize the second decks expected to be completed in October of that year.  Once completed, we believe that this expansion will significantly reduce our cost per unit of cargo carried and significantly increase our cash flow if we are able to book substantially all of the additional capacity.  While we can give no assurance at this time that we will be successful in doing so, we believe that the market will sustain these vessels for the foreseeable future.  The Rail-Ferry Service’s strong trade support in 2005 and 2006 warrants the program expansion.  However, in the event that market conditions change, the vessels could be reassigned to other business subject to retrofitting.

We estimate the total cost of the second decks to be approximately $12.3 million, and we have incurred approximately $11.3 million through June 30, 2006.  Our net investment in the New Orleans terminal as of June 30, 2006, was approximately $8.9 million, and the State of Louisiana and City of New Orleans also contributed $15 million and $2 million, respectively, of the total cost of the terminal improvements.  We estimate that our share of the cost of the improvements to the Mexican terminal will be approximately $3.5 million, and we had funded $1.1 million through June 30, 2006.  Our investment in the transloading and storage facility was approximately $1.8 million as of June 30, 2006.

Hurricane Katrina struck the Gulf Coast with concentration in New Orleans and surrounding parishes at the end of August of 2005.  Many residents of St. Bernard Parish and ultimately state and federal authorities believed that the MR-GO contributed to the flooding of St. Bernard Parish.  Dredging of the MR-GO was indefinitely suspended by the Army Corps of Engineers.  Subsequently, Congress has passed legislation instructing the Corps to formulate a plan for the closure of the MR-GO.  Throughout these maneuvers, the Rail-Ferry Service continues to operate using the MR-GO with single deck capacity on its two vessels.  Even though we currently use the MR-GO, all construction on the New Orleans terminal has been terminated, and the State of Louisiana has canceled our mutual obligations to perform due to force majeure.  Because the MR-GO is no longer being dredged, it is effectively closed to deep draft shipping.  Due to this and the expectation that the MR-GO will eventually be completely closed, we must relocate our Rail-Ferry Service’s U.S. terminal operations.  Accordingly, in June of 2006, we reached agreement with Alabama for the construction in Mobile of a double level ramped terminal similar to the original design contemplated for New Orleans.  We expect the Mobile terminal to be ready in early 2007, at which time the Rail-Ferry Service will relocate its U.S. terminal to Mobile.  The second decks will also be installed by that time, and the Rail-Ferry Service will operate with double its current capacity.  Included in the Alabama agreement is the provision for the State of Alabama to grant $10 million toward the construction of this new terminal.

We have a lease with the Port of New Orleans for the New Orleans terminal.  We are negotiating to amend this lease so that we can effectively use the New Orleans terminal and take advantage of our leasehold improvements.  In this connection, we are actively pursuing a number of alternatives:

1.

Negotiating with the Port of New Orleans to amend the lease terms to allow other commercial uses of the facility.

2.

Having discussions with third parties who may have interest in utilizing the facility.

3.

Closely following and urging Congress to pass pending legislation that would call for the federal government to pay mitigating damages to parties that must relocate from the MR-GO to other locations in the Gulf Opportunity Zone.

Despite these efforts, because of the uncertainty of the long-term use of the New Orleans facility, we believe it is appropriate to be conservative regarding the probability of achieving one of these alternatives, and have currently concluded that our net investment of $8.866 million in the New Orleans terminal has been fully impaired.  Accordingly, an impairment loss of $8.866 million was recorded during the second quarter of 2006.

On our June 30, 2006 balance sheet, the cost of the New Orleans terminal has been written-down to the $17 million funded by the State and the City, which is reported in leasehold improvements.  The reimbursements to us from the State and the City are recorded as deferred credits, net of accumulated amortization, under lease incentive obligation for the long-term portion and accounts payable and accrued liabilities for the current portion.  The $17 million of leasehold improvements and $17 million of deferred credits are being amortized over the 10-year lease term, which began in the third quarter of 2005, resulting in no net effect on net income after the write-down of the leasehold improvements as of June 30, 2006.  If the lease were terminated, there would be no effect on net income because the unamortized leasehold improvements and deferred credits offset each other.  The cost of our investment in the transloading and storage facility is reported as an investment in unconsolidated entities of $1.8 million as of June 30, 2006.  We have a 49% interest in the company that owns the terminal in Mexico, and 30% of the advances to that company for our share of the cost of the terminal are accounted for as capital contributions with the remaining 70% accounted for as a loan to that company.  On our June 30, 2006 balance sheet, we had advanced $1.2 million including $330,000 reported as an investment in unconsolidated entities and $770,000 as a loan reported as due from related parties for the long-term portion and other current assets for the current portion.

Our investment in the New Orleans terminal was funded with the proceeds from a financing agreement.  The lender has the ability to utilize certain tax credits associated with profitable operations at that location.  However, if we are not able to operate a profitable service from that location, the lender could lose the associated tax credits and we could be required to repay the unamortized balance of the loan before its scheduled maturity, which is currently approximately $13.9 million.  If the lender is then also unable to identify another means of utilizing those tax credits, we could potentially be required to compensate them for the value of those tax credits to them, which is currently approximately $5.4 million.  We believe we have sufficient liquidity to fund these payments if that should become necessary.

Relocation of Corporate Headquarters – In connection with the relocation of our Rail-Ferry Service’s terminal discussed earlier, the State of Alabama and the City and County of Mobile have offered incentives to us to also relocate our corporate headquarters from New Orleans to Mobile.  Early in the third quarter of 2006, we entered into a lease for office space in a building currently under construction in Mobile that we expect to occupy during the first quarter of 2007.  We expect the incentives from the State of Alabama and the City and the County of Mobile, along with the incentives from the lessor of the office building to offset most of the cash expenditures related to the relocation of the corporate headquarters, including the cost to terminate our existing office leases but excludes the cost of making leasehold improvements to the Mobile office, which could be as much as $1 million.  Our results of operations will be negatively impacted over the next four quarters, by approximately $3 million primarily because the revenue associated with certain of the incentives will be recognized over the term of the new lease agreement.

Cargo Transfer Facility – As reported previously, we are evaluating whether to continue to operate our intermodal terminal facility in Memphis, Tennessee, because the volume of cargo from our LASH liner services that is moving through that facility has decreased.  Our lease of that facility extends through May of 2008 with future lease obligations as of June 30, 2006 of approximately $632,500.  We are exploring the possibility of terminating the lease and are also marketing our assets associated with the facility, which are fully depreciated and have no carrying value.  The impact on net income and cash flows of a lease termination could be significant, including the remaining lease obligations and approximately $1.3 million to restore the leased property to its original condition.  The actual amount would be dependent upon our ongoing discussions with the lessor of the facility and may be partially offset if we are able to sell the assets associated with the facility.  We are also reviewing other possibilities for utilizing the facility through the lease term.

Dividend Payments – Our preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum, which are payable quarterly.  The payment of preferred stock dividends is at the discretion of our board of directors.  We paid dividends of $1.2 million on our preferred stock in the first six months of 2006.  As a result of our preferred stock offering, we are restricted from paying common stock dividends and acquiring any of our common stock prior to December 31, 2007.

 Environmental Issues – We have not been notified that we are a potentially responsible party in connection with any environmental matters, and we have determined that we have no known risks for which assertion of a claim is probable that are not covered by third party insurance, provided for in our self-retention insurance reserves or otherwise indemnified.  Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with a deductible amount of $25,000 for each incident.

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

In July of 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year.  We are currently evaluating the impact, if any, that FIN 48 will have on our financial position and results of operation.

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at June 30, 2006, approximated carrying value due to the short-term maturities of these investments.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt at June 30, 2006, including current maturities, was estimated to be $163.0 million compared to a carrying value of $162.9 million.  The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at June 30, 2006, would be approximately $513,000 or 0.3% of the carrying value.

The fair value of the interest rate swap agreements discussed in our 2005 Form 10-K was an asset of $1.9 million at June 30, 2006, which is included in accumulated other comprehensive income net of taxes, estimated based on the amount that the banks would receive or pay to terminate the swap agreement at the reporting date taking into account current market conditions and interest rates.  A hypothetical 10% decrease in interest rates as of June 30, 2006, would have resulted in a $1.1 million decrease in the fair value of the asset.

Commodity Price Risk.  As of June 30, 2006, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2006 fuel requirements for our Liner Services or Rail-Ferry Service segments.  We have fuel surcharges in place for our foreign flag LASH Liner Service and our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2006.  If we had commodity swap agreements, they would be structured to reduce our exposure to increases in fuel prices, however, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period July 1, 2005 through June 30, 2006 would have resulted in an increase of approximately $3.9 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.64 in our earnings per share based on the shares of our common stock outstanding as of June 30, 2006.  However, we believe that a portion of that price increase would have been passed on to our customers through the aforementioned fuel surcharges during the same period but would have been limited by our need to maintain competitive rates.

Foreign Exchange Rate Risk.  There were no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

ITEM 4 – CONTROLS AND PROCEDURES

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

ITEM 6 – EXHIBITS

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

Date:   August 9, 2006