Form 10-Q
period 2006-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 2006-11-13
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common stock, $1 par value. . . . . . . . 6,119,187 shares outstanding as of September 30, 2006

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

15

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

28

ITEM 4 – CONTROLS AND PROCEDURES

28

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

29

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$ 77,633	$ 63,561	$ 216,043	$ 200,115

Operating Expenses:
Voyage Expenses	67,423	53,705	183,123	161,741
Vessel and Barge Depreciation	5,952	5,655	17,769	16,500
Impairment Loss	-	-	8,866	-
Gross Voyage Profit	4,258	4,201	6,285	21,874

Administrative and General Expenses	4,091	3,845	12,732	12,184
(Gain) Loss on Sale of Other Assets	(82)	30	(142)	(584)
Operating Income (Loss)	249	326	(6,305)	10,274

Interest and Other:
Interest Expense	2,696	2,010	8,373	6,823
Loss (Gain) on Sale of Investment	8	(355)	(460)	(355)
Investment Income	(300)	(216)	(1,047)	(861)
Loss (Gain) on Early Extinguishment of Debt	124	-	213	(74)
	2,528	1,439	7,079	5,533
(Loss) Income from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income (Loss) of Unconsolidated Entities	(2,279)	(1,113)	(13,384)	4,741

(Benefit) Provision for Income Taxes:
Current	35	58	105	175
Deferred	(61)	(1,065)	(4,347)	(530)
State	-	4	2	20
	(26)	(1,003)	(4,240)	(335)

Equity in Net Income (Loss) of Unconsolidated Entities (Net of Applicable Taxes)	1,317	(92)	3,830	3,341

(Loss) Income from Continuing Operations	(936)	(202)	(5,314)	8,417

Loss from Discontinued Over-the-Road Transportation Operations
(Net of Applicable Taxes)	-	(643)	-	(1,196)

Net (Loss) Income	$ (936)	$ (845)	$ (5,314)	$ 7,221
Preferred Stock Dividends	600	600	1,800	1,767
Net (Loss) Income Available to Common Stockholders	$ (1,536)	$ (1,445)	$ (7,114)	$ 5,454

Basic and Diluted Earnings Per Common Share:
Net (Loss) Income Available to Common Stockholders - Basic
Continuing Operations	$ (0.25)	$ (0.13)	$ (1.16)	$ 1.09
Discontinued Operations	-	(0.11)	-	(0.19)
	$ (0.25)	$ (0.24)	$ (1.16)	$ 0.90
Net (Loss) Income Available to Common Stockholders - Diluted
Continuing Operations	$ (0.25)	$ (0.13)	$ (1.16)	$ 1.09
Discontinued Operations	-	(0.11)	-	(0.20)
	$ (0.25)	$ (0.24)	$ (1.16)	$ 0.89

Weighted Average Shares of Common Stock Outstanding:
Basic	6,119,187	6,082,887	6,114,974	6,082,887
Diluted	6,119,187	6,082,887	6,114,974	6,109,864

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	September 30,	December 31,
ASSETS	2006	2005

Current Assets:
Cash and Cash Equivalents	$6,758	$16,178
Marketable Securities	6,348	6,614
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $279 and $184 in 2006 and 2005:
Traffic	23,612	22,649
Agents'	6,741	4,929
Claims and Other	9,727	10,990
Federal Income Taxes Receivable	348	324
Deferred Income Tax	149	149
Net Investment in Direct Financing Leases	4,202	3,923
Other Current Assets	4,782	4,432
Material and Supplies Inventory, at Lower of Cost or Market	3,423	3,575
Current Assets Held for Disposal	-	55
Total Current Assets	66,090	73,818

Investment in Unconsolidated Entities	15,795	14,926

Net Investment in Direct Financing Leases	71,802	74,642

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	379,091	366,026
Leasehold Improvements	17,000	29,319
Other Equipment	2,077	2,077
Furniture and Equipment	3,340	3,762
	401,508	401,184
Less - Accumulated Depreciation	(169,146)	(151,640)
	232,362	249,544

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $12,199 and $10,968 in 2006 and 2005, Respectively	15,155	13,839
Acquired Contract Costs, Net of Accumulated Amortization
of $25,432 and $24,341 in 2006 and 2005, Respectively	5,093	6,185
Restricted Cash	200	6,541
Due from Related Parties	2,682	1,600
Other	9,142	8,412
	32,272	36,577

	$418,321	$449,507

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	September 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$10,275	$10,275
Accounts Payable and Accrued Liabilities	36,322	47,423
Total Current Liabilities	46,597	57,698

Billings in Excess of Income Earned and Expenses Incurred	6,121	4,062

Long-Term Debt, Less Current Maturities	147,094	161,720

Other Long-Term Liabilities:
Deferred Income Taxes	8,769	13,169
Lease Incentive Obligation	15,815	14,450
Other	22,095	20,140
	46,679	47,759

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	37,554	37,554

Stockholders' Investment:
Common Stock	6,793	6,760
Additional Paid-In Capital	54,927	54,495
Retained Earnings	80,230	87,344
Treasury Stock	(8,704)	(8,704)
Accumulated Other Comprehensive Income	1,030	819
	134,276	140,714

	$418,321	$449,507

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities:
Net (Loss) Income	$ (5,314)	$ 7,221
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by
Operating Activities:
Depreciation	18,109	17,185
Amortization of Deferred Charges and Other Assets	5,811	5,981
Provision for Deferred Federal Income Taxes	(4,347)	(1,132)
Impairment Loss	8,866	-
Equity in Net Income of Unconsolidated Entities	(3,830)	(3,342)
Distributions from Unconsolidated Entities	1,450	2,283
Proceeds from Lease Incentive Obligations	2,779	-
Gain on Sale of Other Assets	(142)	(584)
Loss on Sale of Assets from Discontinued Operations	-	741
Loss (Gain) on Early Extinguishment of Debt	213	(74)
Gain on Sale of Investment	(460)	(355)
Deferred Drydocking Charges	(7,144)	(1,312)
Changes in:
Accounts Receivable	(4,051)	(1,218)
Inventories and Other Current Assets	(590)	(309)
Other Assets	(458)	553
Accounts Payable and Accrued Liabilities	(8,429)	3,770
Federal Income Taxes Payable	(311)	(159)
Billings in Excess of Income Earned and Expenses Incurred	2,059	(3,797)
Other Long-Term Liabilities	3,432	925
Net Cash Provided by Operating Activities	7,643	26,377

Cash Flows from Investing Activities:
Net Investment in Direct Financing Leases	2,561	(29,976)
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(14,290)	(26,809)
Proceeds from Sale of Other Assets	387	3,750
Purchase of and Proceeds from Short Term Investments	552	(242)
Investment in Unconsolidated Entities	(716)	(2,766)
Return of Capital of Unconsolidated Entity	2,480	-
Net Decrease in Restricted Cash Account	6,341	-
Net (Increase) Decrease in Related Party Note Receivables	(702)	2,400
Other Investing Activities	-	(78)
Net Cash Used by Investing Activities	(3,387)	(53,721)

Cash Flows from Financing Activities:
Proceeds from Issuance of Preferred Stock	-	37,725
Proceeds from Issuance of Common Stock	465	-
Proceeds from Issuance of Debt	5,000	34,000
Repayment of Debt	(19,626)	(46,071)
Additions to Deferred Financing Charges	(173)	(58)
Preferred Stock Dividends Paid	(1,800)	(1,767)
Reimbursements for Leasehold Improvements	2,613	10,559
Other Financing Activities	(155)	(120)
Net Cash (Used) Provided by Financing Activities	(13,676)	34,268

Net (Decrease) Increase in Cash and Cash Equivalents	(9,420)	6,924
Cash and Cash Equivalents at Beginning of Period	16,178	10,513

Cash and Cash Equivalents at End of Period	$ 6,758	$ 17,437

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for the pension plan:

(All Amounts in Thousands)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Components of net periodic benefit cost:	2006	2005	2006	2005
Service cost	$ 169	$ 167	$ 507	$ 501
Interest cost	328	312	983	936
Expected return on plan assets	(384)	(360)	(1,150)	(1,080)
Amortization of prior service cost	-	-	-	-
Amortization of net actuarial loss	44	53	118	159
Net periodic benefit cost	$ 157	$ 172	$ 458	$ 516

The following table provides the components of net periodic benefit cost for the postretirement benefits plan:

(All Amounts in Thousands)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Components of net periodic benefit cost:	2006	2005	2006	2005
Service cost	$ 32	$ 22	$ 63	$ 67
Interest cost	143	134	398	402
Amortization of prior service cost	(6)	(5)	(16)	(16)
Amortization of net actuarial loss	36	32	60	98
Net periodic benefit cost	$ 205	$ 183	$ 505	$ 551

We project to contribute approximately $750,000 to our pension plan in 2006 and we do not expect to make a contribution to our postretirement benefits plan.

Note 3.  Impairment Loss

During the second quarter of 2006, we recorded an impairment loss of $8.9 million before taxes on our investment in the Rail-Ferry Service’s terminal in New Orleans located on the Mississippi River Gulf Outlet (“MR-GO”).  After Hurricane Katrina affected that area in the third quarter of 2005, dredging of the MR-GO was indefinitely suspended by the Army Corps of Engineers effectively closing it to deep draft shipping.  Therefore, we must relocate the U.S. operations of the Rail-Ferry Service, and we have chosen Mobile, Alabama as its future location.  Although the Rail-Ferry Service currently continues to operate using the MR-GO with single deck capacity on its two vessels, all construction on the New Orleans terminal has been terminated.  A portion of the cost of the terminal was funded by the State of Louisiana (“the State”) and the State has agreed to cancel our obligations to perform due to force majeure.  After reviewing the options available to us for utilization of the assets that will remain at the New Orleans terminal after the relocation, we determined that our net investment of $8.9 million was impaired, resulting in the aforementioned impairment loss in the second quarter.  We continue to pursue various options to recover our investment, including other potential commercial uses for the assets by us or by third parties and possible payment to us by the federal government for mitigating damages that may result from pending legislation.

The total cost of constructing the new terminal in Mobile is expected to be approximately $24 million of which $10 million will be funded by a grant from the State of Alabama.  The remaining $14 million will be financed by the Alabama State Docks and repaid over the ten-year terminal lease.  Completion of the terminal in Mobile is targeted for the end of the first quarter of 2007.

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

The following table presents information about segment profit and loss for the three months ended September 30, 2006 and 2005:

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elimination	Total
2006
Revenues from external customers	$ 27,674	$ 40,456	$ 3,905	$ 5,004	$ 594	-	$ 77,633
Intersegment revenues	-	-	-	-	3,338	(3,338)	-
Vessel and barge depreciation	918	3,571	604	857	2	-	5,952
Gross voyage (loss) profit	(5,088)	9,392	959	(923)	(82)	-	4,258
Interest expense	117	1,459	270	419	431	-	2,696
Gain on sale of other assets	-	-	-	-	82	-	82
Segment (loss) profit	(5,205)	7,933	689	(1,342)	(431)	-	1,644
2005
Revenues from external customers	$ 23,706	$ 33,091	$ 4,016	$ 2,429	$ 319	-	$ 63,561
Intersegment revenues	-	-	-	-	3,089	(3,089)	-
Vessel and barge depreciation	835	3,233	604	979	4	-	5,655
Gross voyage (loss) profit	659	4,676	1,112	(2,328)	82	-	4,201
Interest expense	118	1,321	246	320	5	-	2,010
Gain on sale of other assets	44	-	-	-	(74)	-	(30)
Segment profit (loss)	585	3,355	866	(2,648)	3	-	2,161

The following table presents information about segment profit and loss for the nine months ended September 30, 2006 and 2005:

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elimination	Total
2006
Revenues from external customers	$ 78,469	$ 109,250	$ 12,293	$ 14,199	$ 1,832	-	$ 216,043
Intersegment revenues	-	-	-	-	9,642	(9,642)	-
Vessel and barge depreciation	2,751	10,236	1,813	2,957	12	-	17,769
Impairment loss	-	-	-	8,866	-	-	8,866
Gross voyage (loss) profit	(7,567)	21,165	3,422	(11,826)	1,091	-	6,285
Interest expense	484	5,364	983	1,510	32	-	8,373
Gain on sale of other assets	-	-	-	-	142	-	142
Segment (loss) profit	(8,051)	15,801	2,439	(13,336)	1,201	-	(1,946)
2005
Revenues from external customers	$ 73,655	$ 102,854	$ 12,230	$ 9,773	$ 1,603	-	$ 200,115
Intersegment revenues	-	-	-	-	9,335	(9,335)	-
Vessel and barge depreciation	2,544	9,692	1,813	2,437	14	-	16,500
Gross voyage (loss) profit	468	21,751	3,432	(4,485)	708	-	21,874
Interest expense	402	4,485	834	1,085	17	-	6,823
Gain on sale of other assets	584	-	-	-	-	-	584
Segment profit (loss)	650	17,266	2,598	(5,570)	691	-	15,635

In October of 2006, we reached agreements to dispose of certain of the assets operating in the Liner Services segment.  See Note 11, Subsequent Events, for further discussion of that segment.

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

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
Profit or Loss:	2006	2005	2006	2005
Total Profit or Loss for Reportable Segments	$ 1,644	$ 2,161	$ (1,946)	$ 15,635
Unallocated Amounts:
Administrative and General Expenses	(4,091)	(3,845)	(12,732)	(12,184)
(Loss) Gain on Sale of Investment	(8)	355	460	355
Investment Income	300	216	1,047	861
(Loss) Gain on Early Extinguishment of Debt	(124)	-	(213)	74
(Loss) income Before (Benefit) Provision for Income Taxes and Equity in Net Income of Unconsolidated Entities	$ (2,279)	$ (1,113)	$(13,384)	$ 4,741

Note 5.  Unconsolidated Entities

Cement Carriers

As of December 31, 2005, we had a 26.1% interest in Belden Cement Holding, Inc. (“BCH”) and a 26.1% interest in Belden Shipholding Pte Ltd. (“BSH”).  These companies together own nine Cement Carrier vessels, one barge and one tug boat.  In January of 2006, BSH acquired BCH, which resulted in a cash distribution to us of $3.1 million.  We account for this investment using the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment, net of taxes, was $213,000 and $293,000 for the three months ended September 30, 2006 and 2005, respectively.   Our portion of the earnings of this investment, net of taxes, was $634,000 and $1.6 million for the nine months ended September 30, 2006 and 2005, which in 2005 included a pre-tax gain of $1.2 million from our share of the sale of vessels.  We received the aforementioned cash distribution of $3.1 million in 2006 and received $783,000 in the first nine months of 2005.

The unaudited condensed results of operations of BCH and BSH are summarized below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Amounts in Thousands)	2006	2005	2006	2005
Operating Revenues	$ 10,068	$ 7,747	$ 25,942	$ 21,406
Operating Income	$ 2,911	$ 2,216	$ 7,390	$ 11,374
Net Income	$ 1,540	$ 1,488	$ 3,277	$ 8,759

Bulk Carriers

We have a 50% interest in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which owns two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment was $1.1 million and a loss of $336,000 for the three months ended September 30, 2006 and 2005.  Our portion of the earnings of this investment was $3.3 million and $1.8 million for the nine months ended September 30, 2006 and 2005, respectively.  Earnings for the three and nine months ended September 30, 2005 included a tax provision of $943,000 resulting from the decision to repatriate earnings in the third quarter of 2005.  The Tax Increase Prevention and Reconciliation Act of 2005 was signed into law in May of 2006.  One of the provisions of this law allows us to treat earnings from our share of the Bulk Carrier investments as shipping income for tax purposes for a three-year period beginning January 1, 2006.  This treatment allows us to utilize our existing foreign deferred tax valuation allowance to offset the tax liability associated with our earnings from these investments.  These earnings were previously treated as personal holding company income.

We received a cash distribution of $800,000 in the first nine months of 2006.  No cash distributions were received during the first nine months of 2005.

The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Amounts in Thousands)	2006	2005	2006	2005
Operating Revenues	$ 6,349	$ 2,988	$ 18,519	$ 11,774
Operating Income	$ 3,502	$ 1,758	$ 10,098	$ 7,486
Net Income	$ 1,722	$ 1,034	$ 4,988	$ 5,013

Note 6. Transactions with Related Parties

We own a 49% interest in Terminales Transgolfo (“TTG”), which owns the Mexican terminal associated with our Rail-Ferry Service.  In 2006, we funded TTG $1.1 million for improvements to that terminal.  Of that amount, $772,000 was a seven-year loan, bearing interest at 7.5% per annum, and $330,750 was a capital contribution.  As of September 30, 2006, the short-term portion of this $772,000 receivable is included in Other Current Assets and the long-term portion is included in Due from Related Parties.  The $330,750 capital contribution is reported in Investment in Unconsolidated Entities as of September 30, 2006.

We own a 50% interest in RTI Logistics L.L.C. (“RTI”), which owns a transloading and storage facility in New Orleans associated with our Rail-Ferry Service.  At December 31, 2005, we had a long-term receivable of $2,000,000 with RTI.  We collected $15,000 on this receivable during the first nine months of 2006 leaving a balance of $1,985,000 as of September 30, 2006.  The receivable is being repaid over seven years beginning in January of 2006.  Interest income on this receivable is earned at the rate of 5% per year.  The short-term portion of this receivable is included in Other Current Assets and the long-term portion is included in Due from Related Parties.

Note 7.  Earnings Per Share

Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Stock options covering 475,000 shares were included in the computation of diluted earnings per share in the nine months ended September 30, 2005, but were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2006 and three months ended September 30, 2005 and 2006 because the effects would have been anti-dilutive.

Note 8. Comprehensive Income

The following table summarizes components of comprehensive income for the three months ended September 30, 2006 and 2005:

	Three Months Ended Sept. 30,
(Amounts in Thousands)	2006	2005
Net Loss	$ (936)	$ (845)
Other Comprehensive (Loss) Income:
Recognition of Unrealized Holding Loss (Gain) on Marketable Securities, Net of Deferred Taxes of $29 and ($46), Respectively	55	(85)
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $5 and $64, Respectively	9	118
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($113) and ($5), Respectively	(1,098)	271
Total Comprehensive Loss	$ (1,970)	$ (541)

The following table summarizes components of comprehensive income for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended Sept. 30,
(Amounts in Thousands)	2006	2005
Net (Loss) Income	$ (5,314)	$ 7,221
Other Comprehensive (Loss) Income:
Recognition of Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of ($111) and ($46), Respectively	(206)	(85)
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $48 and $95, Respectively	90	176
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $43 and $6, Respectively	327	286
Total Comprehensive (Loss) Income	$ (5,103)	$ 7,598

The net change in fair value of derivatives of $1,098,000 for the third quarter of 2006 represents a decrease of $1.1 million on interest rate swap agreements entered into during the second half of 2005, partially offset by $47,000 for foreign currency contracts.  The net change in fair value of derivatives of $327,000 for the first nine months of 2006 represents a net increase of $369,000 on interest rate swap agreements partially offset by $42,000 for foreign currency contracts.

Note 9. Income Taxes

In December of 2004, we made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  Primarily because of the changes resulting from the Jobs Creation Act, our federal tax benefit on our loss from continuing operations for the first nine months of 2006 varied from the benefit that would have been recorded using our statutory federal tax rate of 35%.  We recorded a benefit for federal income taxes of $4.2 million on our $13.4 million of Loss from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in the first nine months of 2006.  Our effective tax rate of (31.69%) reflects losses in our segments subject to the statutory rate, a tax liability on the shipping income from our foreign subsidiaries offset by a valuation allowance, and the results of our international U.S. flag operations taxed at the lower tonnage tax rate.

We recorded a benefit for federal income taxes of $355,000 on Income from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in the first nine months of 2005, which resulted in an effective tax rate of (7.49%).  The difference between the effective tax rates in the first nine months of 2006 and 2005 was primarily due to the benefit recorded in 2006 at the statutory rate on the impairment loss on our investment in the Rail-Ferry Service’s terminal in New Orleans and losses generated by the U.S. flag Coal Carrier while out of service 161 days during the first half of 2006.  The ship was operating during the same period last year generating income that resulted in a tax provision.

Note 10.  Exercise of Stock Options

During the first nine months of 2006, options to acquire 32,900 shares of our common stock were exercised resulting in proceeds to us of approximately $465,000.  These options, as well as 3,400 shares exercised in late 2005, were exercised by our former Chief Financial Officer, who retired in June of 2005.  His remaining unexercised options to acquire 38,700 shares expired one year after retirement, which was June 30, 2006.  No options were exercised during the first nine months of 2005.

Note 11. Subsequent Events

For the reasons described below, we made a decision in the fourth quarter of 2006 to dispose of certain of our LASH Liner Service assets, and we believe we can do so on a basis that will generate cash and a profit on the disposition of the assets, while improving our future operating results.

The Liner Service segment, which includes the TransAtlantic LASH service and the U.S. flag LASH service, generated a segment loss of $8.1 million in the first nine months of 2006, of which $5.2 million was generated in the third quarter of 2006.  The TransAtlantic service was affected by a decline in the availability of eastbound cargo throughout this year.  Most recently, eastbound shipments have been further affected by the European Union’s embargo on shipments of GMO rice, which usually account for approximately 50% of our eastbound cargo.  These circumstances have led to our decision to restructure this service.

As of September 30, 2006, two LASH vessels, a feeder LASH vessel, and a fleet of LASH barges were associated with the TransAtlantic service.  We owned each of these assets as of September 30, 2006, except that one of the LASH vessels was being utilized under an operating lease.  During September, we placed the leased vessel in a lay-up status, resulting in the service operating with one LASH vessel, the feeder LASH vessel and related barges.  Early in October, we purchased the vessel that was in lay-up status, and subsequently entered into a contract to sell that vessel along with the LASH feeder vessel and 90 LASH barges.  We currently expect to operate our TransAtlantic service with its remaining assets through the third quarter of 2008 as long as firm profitable commitments are in place with shippers.

The results of the U.S. flag liner service have also been adversely affected by increased operating costs attributable to vessel maintenance and increased fuel cost.  We are considering various options for this service, including continued operations or a possible sale of the LASH vessel and related barges utilized in the service.  We currently plan to operate the service as long as we generate adequate cash flow.

Total net proceeds from the sales of the aforementioned TransAtlantic liner service assets and the possible future sale of the U.S. flag liner service assets could range from $28 million to $33 million over the next six to nine months.  Because our reported book values for these assets are based on historical costs rather than the current market value, we could also recognize gains over that period in excess of $13 million.  In addition to generating cash, restructuring our LASH services will also improve operating results from that segment, thereby improving our financial performance.  We are actively investigating various investment opportunities to maximize the utilization of the proceeds from the disposition of the LASH assets.

Note 12.  New Accounting Pronouncements

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

As permitted by Statement No. 123, we previously accounted for share-based payments to employees using APB Opinion No. 25 and as such no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards.  The future impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E – Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in our December 31, 2005 Form 10-K.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred.  In addition, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Effective January 1, 2006, we have adopted SFAS No. 151, which had no impact on our financial position and results of operation.

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

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial position and results of operation.

In September of 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged.  We are currently evaluating the impact that SFAS No. 158 will have on our financial position.

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

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets; (3) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (4) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business and asset dispositions; (5) estimated losses attributable to asbestos claims; (6) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (7) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (8) our ability to remain in compliance with our debt covenants; (9) anticipated trends in government sponsored cargoes; (10) our ability to maintain or increase our government subsidies; (11) the timing and cost of relocating our Rail-Ferry Service to Mobile, Alabama, and the anticipated improvement in the operating results of our Rail-Ferry Service; (12) the possible effects on us if the Mississippi River Gulf Outlet were to be closed before we relocate our Rail-Ferry Service operations; (13) estimated net effect on earnings from relocating corporate headquarters and the related incentive payments and (14) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

Executive Summary

The net loss for the three months ended September 30, 2006 was $936,000 as compared to a net loss of $845,000 for the three months ended September 30, 2005.   For the first nine months of 2006, the net loss was $5.3 million, which included a second quarter non-cash charge of $8.9 million before taxes and $5.8 million after taxes associated with the impairment of our investment in the Rail-Ferry Service’s terminal in New Orleans.  Net income was $7.2 million for the first nine months of 2005.

While our operating results for the three months ended September 30, 2006 were comparable to the same period in 2005, the comparable results for our segments reflect improved results in the Time Charter and Rail-Ferry Service segments and lower results from our Liner Services.  Both our Contract of Affreightment and Other segments reported similar results in the comparable quarters.

Our Time Charter segment showed improved results primarily from our Coal Carrier operating all of the days under the time charter agreement.  The Rail-Ferry Service which was forced to cease operations for an extended time in the third quarter of 2005, incurring significant losses as a result of Hurricanes Katrina and Rita, operated at break-even levels in the third quarter of 2006.

Our Liner Service segment results, consisting of the TransAtlantic and U.S. Flag LASH services, were lower from the comparable three month period in 2005.  The TransAtlantic service continued to be impacted by lower eastbound cargo volumes while the U.S. Flag Service was affected by time out of service for unscheduled repairs to that service’s vessel during the quarter.  Repairs are completed and the vessel is now operating satisfactorily.

Depreciation expense was higher in the third quarter of 2006 resulting from capital improvements in the beginning of the year to one of our LASH vessels as well as both of the vessels used in our Rail-Ferry Service.  Administrative and General Expenses were slightly higher in the quarter from 2005 levels.

Interest expense in the quarter increased as a result of new financing that took place in the fourth quarter of 2005 partially offset by the early repurchases of $11.9 million of the Company’s 7¾ % Senior Notes during 2006.

Our income tax benefit for the third quarter of 2006 is lower than the comparable 2005 period due primarily to the aforementioned improved results of the Rail-Ferry Service and U.S. Flag Coal Carrier.  Both of these operations are taxed at the corporate statutory rate.

The Company’s 2006 third quarter results from its investment in unconsolidated entities was satisfactory.  The lower results of these investments, which are reported net of taxes, in the third quarter of 2005 reflect the decision made at that time to repatriate and incur taxes on earnings from one of those entities that previously were not taxed because they had not been repatriated.

Our results for the nine months ended September 30, 2006 reflect an impairment charge, recorded in the second quarter, of $8.9 million on the Rail-Ferry Service’s New Orleans terminal in connection with the decision to relocate the U.S. operations of that service to Mobile, Alabama, resulting from effects of Hurricane Katrina.  A complete discussion of the impairment charge and the related events was included in our Second Quarter Form 10-Q filed with the SEC in August of this year.

Additionally, our Liner Service segment for the first nine months of 2006 has operated at a loss due in part to lower than anticipated cargo volumes.  The Company is evaluating strategic options for the services operating in this segment, including both the U.S. Flag and TransAtlantic LASH services.  For further discussion, see the Liquidity and Capital Resource section.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Gross Voyage Profit

Gross voyage profits decreased from $21.9 million in the first nine months of 2005 to $6.3 million in the first nine months of 2006.  The gross profit in the first nine months of 2006 included an impairment loss of $8.9 million on our investment in the Rail-Ferry Service’s terminal in New Orleans.  Gross voyage profit before the impairment loss decreased 30.7% from $21.9 million in the first nine months of 2005 to $15.2 million in the first nine months of 2006.  The changes associated with each of our segments are discussed below.

Liner Services:

Gross voyage results for this segment declined from a profit of $468,000 in the first nine months of 2005 to a loss of $7.6 million in the first nine months of 2006.  The foreign flag transatlantic service was impacted by a drop in eastbound cargo volumes, and the U.S. flag service was primarily affected by time out of service for unscheduled repairs to the vessel operating in that service.  Higher operating expenses during the nine months of 2006 were partially related to higher fuel prices.  However, fuel surcharges on our transatlantic service during that period, which are recognized in revenue, substantially offset that service’s higher fuel costs.  See the Liquidity and Capital Resources section for further discussion of this segment.

Time Charter Contracts:

The decrease in this segment’s gross voyage profit from $21.8 million in the first nine months of 2005 to $21.2 million in the first nine months of 2006 was primarily the result of our Coal Carrier being out of service for 164 days in the first nine months of 2006 for capital improvements and for a periodic special survey as required for classification standards.  The capital improvements were necessary to replace some of the vessel’s steel as part of the special survey.  Additionally, the special survey, including drydocking, was originally scheduled for 2007, but was instead performed concurrently with the capital improvements for economic efficiency.  The vessel returned to service in June and is expected to continue its firm time charter employment through the end of the year.  It is expected to operate for five years fulfilling our contractual obligation barring any unforeseen events.

Contracts of Affreightment:  Gross voyage profit for this segment of $3.4 million for the first nine months of 2006 was comparable to gross voyage profit for the first nine months of 2005.

Rail-Ferry Service:  Gross voyage results before impairment loss for this segment improved slightly from a loss of $4.5 million in the first nine months of 2005 to a loss of $3.0 million in the first nine months of 2006.  Improved operations resulting from higher cargo volumes were mostly offset by an increase in depreciation related to the improvements to the terminal in New Orleans, which began operating in the second half of 2005, and capital improvements to the vessels used in the service in late 2005 and early 2006.  The increase in the depreciation of the terminal in New Orleans affected the first six months of 2006.  Beginning in the third quarter of 2006, we will not incur depreciation on the terminal in New Orleans, and will not begin depreciating the terminal in Mobile until it is completed.

The impairment loss of $8.9 million recorded in the second quarter of 2006 was related to our investment in the Rail-Ferry Service’s terminal in New Orleans located on the Mississippi River Gulf Outlet (“MR-GO”).  After Hurricane Katrina struck the Gulf Coast last year, dredging of the MR-GO was indefinitely suspended by the Army Corps of Engineers, effectively closing it to deep draft shipping.  This required us to relocate our Rail-Ferry Service’s U.S. terminal operations from New Orleans to Mobile, Alabama, which we expect to occur in the first quarter of 2007.  After reviewing the options available to us for utilization of the assets that will remain at the New Orleans terminal following the relocation, we determined that our net investment of $8.9 million in those assets was impaired.  The estimated cost and funding of the new terminal to be constructed in Mobile are discussed in the Liquidity and Capital Resources section later in the report.

Other:

During the third quarter, two incidents resulted in increases in loss exposure under our self-retention insurance program.  As discussed earlier, the vessel operating in the U.S. Flag LASH liner service was out of service for 29 days for unscheduled repairs during the quarter.  Additionally, near the end of the quarter, one of the ships operating in our Rail-Ferry Service also had an incident requiring repairs.  In both cases, the repairs have been made and the vessels have been placed back into service.  The cost of repairs to both vessels and lost revenue for the LASH vessel in excess of deductibles are covered by our insurance subsidiary.  During the quarter we increased self-retention reserves by approximately $1.7 million above the original budgeted loss exposure for the current policy year, which extends from mid-2006 to mid-2007, to provide for these claims.  We are now fully reserved for the insurance subsidiary's maximum aggregate exposure for the policy year of $2 million.  Hull and machinery and loss of hire claims in excess of that amount are covered by third party insurers.

Also during the third quarter, self-retention reserves for older policy years were reduced by approximately $1.1 million as loss exposure for hull and machinery claims had not developed as previously expected.  These insurance-related adjustments affected the Other segment for the nine months ended September 30, 2006.  However, overall the portion of gross voyage profit reported in the Other segment associated with self-retention insurance during the current nine-month period was comparable to the same period of 2005.

Total results for the Other segment were slightly improved from $708,000 in the first nine months of 2006 to $1.1 million in the same period of 2006.  The improvement was related to foreign currency exchange gains during 2006 as compared to losses during the same period of 2005 and fewer miscellaneous expenses during 2006.

Other Income and Expense

Administrative and general expenses increased 4.5% from $12.2 million in the first nine months of 2005 to $12.7 million in the first nine months of 2006 primarily due to higher fees for professional services in 2006.

Interest expense increased 22.7% from $6.8 million in the first nine months of 2005 to $8.4 million in the first nine months of 2006 primarily due to new financing agreements entered into in the fourth quarter of 2005 associated with the acquisition of a Pure Car/Truck Carrier (“PCTC”) and our share of the cost of the improvements to the New Orleans Rail-Ferry terminal.  Higher interest rates on our variable rate loans also contributed to the increase during the period.  Of our $157.4 million of long-term debt as of September 30, 2006, $73.6 million is subject to fluctuations in variable interest rates.  Reductions in interest expense resulting from the repurchase of $11.9 million and $18.5 million of our 7¾% Senior Notes in the first nine months of 2006 and the second half of 2005, respectively, and regularly scheduled payments on outstanding debt partially offset the increase.

Gain on sale of investment of $460,000 in the first nine months of 2006 was due to a partial sale of investments in various stocks and bonds held by our insurance subsidiary.

Investment income of $1 million earned during the first nine months of 2006 was higher than the $861,000 in the first nine months of 2005 primarily as a result of higher interest rates partially offset by a decrease in the balance of funds invested in the current period.

Loss on Early Extinguishment of Debt of $213,000 in the first nine months of 2006 was due to repurchases of $11.9 million of our 7¾% Senior Notes at a premium.

Income Taxes

In December of 2004, we made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  Primarily because of the changes resulting from the Jobs Creation Act, our federal tax benefit on our loss from continuing operations for the first six months of 2006 varied from the benefit that would have been recorded using our statutory federal tax rate of 35%.  We recorded a benefit for federal income taxes of $4.2 million on our $13.4 million of Loss from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in the first nine months of 2006.  Our effective tax rate of (31.69%) reflects losses in our segments subject to the statutory rate, a tax liability on the shipping income from our foreign subsidiaries offset by a valuation allowance, and the results of our international U.S. flag operations taxed at the lower tonnage tax rate.

We recorded a benefit for federal income taxes of $355,000 on Income from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in the first nine months of 2005, which resulted in an effective tax rate of (7.49%).  The difference between the effective tax rates in the first six months of 2006 and 2005 was primarily due to the benefit recorded at the statutory rate on the impairment loss on our investment in the Rail-Ferry Service’s terminal in New Orleans and losses generated by the U.S. flag Coal Carrier while out of service 161 days during the first half of 2006.  The ship was operating during the same period last year generating income that resulted in a tax provision.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $3.3 million in the first nine months of 2005 to $3.8 million in the first nine months of 2006.

Our 50% investment in a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers contributed $3.3 million in the first nine months of 2006 compared to $1.8 million in the first nine months of 2005.  The Tax Increase Prevention and Reconciliation Act of 2005 was signed into law in May of 2006.  One of the provisions of this law allows us to treat earnings from our share of the Bulk Carrier investments as shipping income for tax purposes for a three-year period beginning January 1, 2006.  These earnings were previously taxed as personal holding company income.  This treatment allows us to utilize our existing foreign deferred tax valuation allowance to offset the tax liability associated with our earnings from these investments.

Our 26.1% interest in a Cement Carrier company contributed $634,000, net of $212,000 in taxes, in the first nine months of 2006 compared to $1.6 million, net of $641,000 in taxes, in the first nine months of 2005, which included the aforementioned $1.2 million pre-tax gain.

Discontinued Operations

In the third quarter of 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  Revenues associated with these operations in the first nine months of 2005 were $2.5 million.  Losses before taxes from operations were $1 million in the first nine months of 2005.

The over-the-road car transportation truck company was reported in the “Other” segment in previous periods.  Those periods have been restated to remove the effects of those operations from the “Other” segment to reflect the reclassification from continuing to discontinued operations.

THREE MONTHS ENDED SEPTEMBER 30, 2006

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Gross Voyage Profit

Gross voyage profit increased slightly from $4.2 million in the third quarter of 2005 to $4.3 million in the third quarter of 2006.  The changes associated with each of our segments are discussed below.

Liner Services:

Gross voyage results for this segment declined from a profit of $659,000 in the third quarter of 2005 to a loss of $5.1 million in the third quarter of 2006 due to lower eastbound cargo volumes on the TransAtlantic service, and the U.S. flag vessel being out of service 29 days for unscheduled repairs.  Higher operating expenses during the third quarter of 2006 were partially related to higher fuel prices.  However, fuel surcharges on our transatlantic service during that period, which are recognized in revenue, substantially offset that service’s higher fuel costs.

Time Charter Contracts:

The increase in this segment’s gross voyage profit from $4.7 million in the third quarter of 2005 to $9.4 million in the third quarter of 2006 was primarily the result of our Coal Carrier operating all of the days under its firm time charter.  During the third quarter of 2005, the vessel was offhire for approximately 20 days and then operated at lower alternative third party employment rates for the remainder of the third quarter of 2005.

Contracts of Affreightment:  Gross voyage profit for this segment was approximately the same for third quarter of 2006 compared to third quarter of 2005.

Rail-Ferry Service:  Gross voyage results for this segment improved from a loss of $2.3 million in the third quarter of 2005 to a loss of $923,000 in the third quarter of 2006.  Consistent with earlier quarterly discussion, the favorable effects of higher cargo volume were mostly offset by an increase in depreciation related to the terminal in New Orleans beginning operations in the second half of 2005 and capital improvements to the vessels used in the service late in 2005 and early in 2006.

Other:

Gross voyage profit for this segment was approximately the same for third quarter of 2006 compared to third quarter of 2005.

Other Income and Expense

Administrative and general expenses increased 6.4% from $3.8 million in the third quarter of 2005 to $4.1 million in the third quarter of 2006 primarily due to higher fees for professional services in 2006.

Interest expense increased 34.1% from $2.0 million in the third quarter of 2005 to $2.7 million in the third quarter of 2006 due to the new financing agreements entered into in the fourth quarter of 2005 associated with the acquisition of a PCTC and our share of the cost of the improvements to the Rail-Ferry Service’s New Orleans terminal.  Higher interest rates on our variable rate loans also contributed to the increase during the period.  Reductions in interest expense resulting from the repurchase of $7.9 million and $18.5 million of our 7¾% Senior Notes in the third quarter of 2006 and the second half of 2005, respectively, and regularly scheduled payments on outstanding debt partially offset the increase.

Investment income of $300,000 earned during the third quarter of 2006 was higher than the $216,000 in the third quarter of 2005 primarily as a result of higher interest rates partially offset by a decrease in the balance of funds invested in the current period.

Loss on Early Extinguishment of Debt of $124,000 in the third quarter of 2006 was due to repurchases of $7.9 million of our 7¾% Senior Notes.

Income Taxes

In December of 2004, we made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  Primarily because of the changes resulting from the Jobs Creation Act, our federal tax benefit on our loss from continuing operations for the second quarter of 2006 varied from the benefit that would have been recorded using our statutory federal tax rate of 35%.  We recorded a benefit for federal income taxes of $26,000 on our $2.3 million of Loss from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in the third quarter of 2006.  Our effective tax rate of 1.14% reflects losses in our segments subject to the statutory rate, a tax liability on the shipping income from our foreign subsidiaries offset by a valuation allowance, and the results of our international U.S. flag operations taxed at the lower tonnage tax rate.

We recorded a tax benefit for federal income taxes of $1 million on Loss from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in the third quarter of 2005, which resulted in an effective tax rate of (90.1%).

Equity in Net Income of Unconsolidated Entities

Equity in net income (loss) of unconsolidated entities, net of taxes, increased from a loss of $92,000 in the third quarter of 2005 to $1.3 million in the third quarter of 2006.

Our 50% investment in a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers contributed $1.1 million in the third quarter of 2006 compared to a loss of $336,000 in the third quarter of 2005, which included a tax provision of $943,000 caused by the decision to repatriate earnings in the third quarter of 2005.   As discussed earlier in the quarterly comparison, the tax provision associated with the earnings from this investment is offset by our foreign deferred tax valuation allowance beginning January 1, 2006.

Our 26.1% interest in a Cement Carrier company contributed $213,000, net of $86,000 in taxes, in the third quarter of 2006 compared to $293,000, net of $93,000 in taxes, in the third quarter of 2005.

Discontinued Operations

In the third quarter of 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  Revenues associated with these operations in the third quarter of 2005 were $407,000.  Losses before taxes from operations were $248,000 in the third quarter of 2005.

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

Our working capital increased from $16.1 million at December 31, 2005, to $19.5 million at September 30, 2006.  Cash and cash equivalents decreased in the first nine months of 2006 by $9.4 million to a total of $6.8 million.  This decrease was due to cash used for financing activities of $13.7 million and for investing activities of $3.4 million, partially offset by cash provided by operating activities of $7.6 million.  Total current liabilities of $46.6 million as of September 30, 2006, included current maturities of long-term debt of $10.3 million.

Operating activities generated a positive cash flow after adjusting net loss of $5.3 million for non-cash provisions such as depreciation, amortization, and impairment loss.  We received $2.8 million of lease incentive payments from the lessor of the office building in Mobile, Alabama.  Cash provided by operating activities also included an increase in accounts receivable primarily due to the timing of collections of receivables from the Military Sealift Command and U.S. Department of Transportation and a decrease in accounts payable and accrued liabilities primarily due to the timing of payments for operating expenses and capital improvements accrued at December 31, 2005 that were paid in 2006.  These increases were partially offset by cash payments of $7.1 million primarily used for vessel drydocking costs in 2006 compared to only $1.3 million in the first nine months of 2005.

Cash used for investing activities of $3.4 million included proceeds from the sale of marketable securities, a return of capital from one of our unconsolidated investments, and the release of $6.3 million of restricted cash from escrow previously required under an operating lease agreement that now is being satisfied under a letter of credit, offset by cash used for capital improvements to some of our vessels and our Rail-Ferry Service U.S. terminal totaling $14.3 million.  During the first nine months in 2006, the State of Louisiana and City of New Orleans reimbursed $2.6 million of the cost of the terminal improvements, some of which were incurred in 2005.  As of September 30, 2006, the State of Louisiana and City of New Orleans have fulfilled their obligation to us of $17 million for the cost of the New Orleans terminal.

Cash used for financing activities of $13.7 million included regularly scheduled debt payments of $7.7 million, $11.9 million for the repurchase some of our 7.75% Senior Notes at a small premium, and $1.8 million for preferred stock dividend payments, offset by $5 million drawn on our line of credit, the $2.6 million received from the State of Louisiana and City of New Orleans mentioned earlier, and proceeds of $465,000 from the issuance of common stock pursuant to the exercise of stock options.  During October of 2006, we repaid the $5 million that was drawn on our line of credit.

As of September 30, 2006, we had $5 million drawn and $6.6 million pledged as collateral for letters of credit on our $50 million revolving credit facility, which expires in December of 2009.  The remaining $38.4 million was available as of September 30, 2006.  As discussed earlier, we have since repaid the $5 million balance that was drawn as of September 30, 2006.

Debt and Lease Obligations – As of September 30, 2006, we had several vessels under operating leases, including three Pure Car/Truck Carriers, one LASH vessel, one Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel.  We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases.  Our obligations associated with these leases are summarized in the table below.

The following is a summary of the scheduled maturities by period of our outstanding debt and lease obligations as of September 30, 2006:

	Oct. 1-
	Dec. 31,
Debt and lease obligations (000’s)	2006	2007	2008	2009	2010	Thereafter
Long-term debt (including current maturities)	$ 2,569	$ 55,858	$ 10,275	$ 10,275	$ 10,275	$ 68,157
Interest payments	3,324	9,981	6,196	5,530	4,866	11,061
Operating leases	4,861	19,372	17,331	16,267	32,818	46,612
Total by period	$ 10,754	$ 85,211	$ 33,802	$ 32,072	$ 47,959	$ 125,830

Early in October of 2006, we purchased the LASH vessel that we had been leasing under an agreement classified as an operating lease.  The table above includes payments in 2006 and 2007 related to this operating lease that are no longer required since the vessel has been purchased.

We are considering various options to repay our outstanding 7¾% Senior Notes before they mature in October of 2007.  Those options include repayment with cash generated from operating activities, anticipated assets sales and, if necessary, the use of amounts available under our line of credit.  The table above includes approximately $40.6 million due in the fourth quarter of 2007 on these Notes, which was the outstanding balance at September 30, 2006.  In October of this year, the balance outstanding on these Notes became a current liability significantly reducing our reported working capital.  We expect that this reduction will be substantially offset by the effects of the anticipated asset sales discussed later in this section, although the amount and timing of those sales cannot be assured.  If any deficiency should remain after considering those transactions, we believe that we will have sufficient availability under our available line of credit to fund the difference.

Debt Covenant Compliance Status – We are in compliance with all of our restrictive covenants as of September 30, 2006 and believe we will continue to meet these requirements throughout 2006, although we may be required to use our line of credit to remedy any working capital deficiency resulting from the fact that the balance outstanding under our 7¾% Senior Notes is now a current liability.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.

Restructuring of Liner Services and Disposition of Certain LASH Assets – For the reasons described below, we made a decision in the fourth quarter of 2006 to dispose of certain of our LASH Liner Service assets, and we believe we can do so on a basis that will generate cash and a profit on the disposition of the assets, while improving our future operating results.

The Liner Service segment, which includes the TransAtlantic LASH service and the U.S. flag LASH service, generated a segment loss of $8.1 million in the first nine months of 2006, of which $5.2 million was generated in the third quarter of 2006.  The TransAtlantic service was affected by a decline in the availability of eastbound cargo throughout this year.  Most recently, eastbound shipments have been further affected by the European Union’s embargo on shipments of GMO rice, which usually account for approximately 50% of our eastbound cargo.  These circumstances have led to our decision to restructure this service.

As of September 30, 2006, two LASH vessels, a feeder LASH vessel, and a fleet of LASH barges were associated with the TransAtlantic service.  We owned each of these assets as of September 30, 2006, except that one of the LASH vessels was being utilized under an operating lease.  During September, we placed the leased vessel in a lay-up status, resulting in the service operating with one LASH vessel, the feeder LASH vessel and related barges.  Early in October, we purchased the vessel that was in lay-up status, and subsequently entered into a contract to sell that vessel along with the LASH feeder vessel and 90 LASH barges.  We currently expect to operate our TransAtlantic service with its remaining assets through the third quarter of 2008 as long as firm profitable commitments are in place with shippers.

The results of the U.S. flag liner service have also been adversely affected by increased operating costs attributable to vessel maintenance and increased fuel cost.  We are considering various options for this service, including continued operations or a possible sale of the LASH vessel and related barges utilized in the service.  We currently plan to operate the service as long as we generate adequate cash flow.

Total net proceeds from the sales of the aforementioned TransAtlantic liner service assets and the possible future sale of the U.S. flag liner service assets could range from $28 million to $33 million over the next six to nine months.  Because our reported book values for these assets are based on historical costs rather than the current market value, we could also recognize gains over that period in excess of $13 million.  In addition to generating cash, restructuring our LASH services will also improve operating results from that segment, thereby improving our financial performance.  We are actively investigating various investment opportunities to maximize the utilization of the proceeds from the disposition of the LASH assets.

As reported in previous periods, we also continue to evaluate the possibility of terminating the lease of our intermodal terminal facility in Memphis, Tennessee, because the volume of cargo from our LASH liner services moving through that facility has decreased.  Our lease of that facility extends through May of 2008 with future lease expenses as of September 30, 2006, including rent, insurance and taxes, if we were to continue the lease through its full term, estimated to be approximately $900,000.  We are also working to sell our assets associated with the facility, which are fully depreciated and have no carrying value.  The impact on net income and cash flows of a lease termination could be significant, including charges necessary to accrue the present value of the remaining lease obligations and the cost to restore the leased property to its original condition, which we estimate to total $1.9 million.  The actual amount would be dependent upon our ongoing discussions with the lessor of the facility and may be partially offset if we are able to sell the assets associated with the facility.  We are also reviewing other possibilities for utilizing the facility through the lease term.

Rail-Ferry Service Expansion – This service provides a unique combination of rail and water ferry service between the U.S. Gulf and Mexico.  The low operating profit margin generated by this service make higher cargo volumes necessary to achieve meaningful levels of cash flow and profitability.  The capacity of the vessels operating in our Rail-Ferry Service defines the maximum revenues and, in turn, the cash flow and gross profits that can be generated by our Rail-Ferry Service segment.  Therefore, in 2005, we began making capital investments to essentially double the capacity of the service including the construction of second decks to be added to each of the ships.  Also in 2005, the State of Louisiana and City of New Orleans provided incentives to us to move our U.S. terminal operations from Mobile, Alabama to New Orleans.  We then began making improvements to the U.S. terminal in New Orleans necessary to utilize the second decks, which were previously scheduled to be completed and installed by October of 2005.  We also invested in a transloading and storage facility in

New Orleans near the terminal and are making improvements to the terminal in Mexico.  Operations commenced from the New Orleans terminal on the MR-GO in June of 2005 with the double ramp necessary to utilize the second decks expected to be completed in October of that year.  As discussed earlier, the effects of Hurricane Katrina now necessitate a move of the operations to Mobile, Alabama and the construction of a new terminal delaying the completion of the expansion project until the end of the first quarter of 2007.  Once completed, we believe that this expansion will significantly reduce our cost per unit of cargo carried and significantly increase our cash flow if we are able to book substantially all of the additional capacity.  While we can give no assurance at this time that we will be successful in doing so, we believe that the market will sustain these vessels for the foreseeable future.  We believe that the Rail-Ferry Service’s strong trade support in 2005 and 2006 warrants the program expansion.  However, in the event that market conditions change, the vessels could be reassigned to other business subject to retrofitting.

We estimate the total cost of the second decks to be approximately $16.5 million, and we have incurred approximately $11.6 million through September 30, 2006.  The estimated cost of the Mobile terminal is approximately $24 million, of which $10 million will be funded by a grant from the State of Alabama. The remaining $14 million will be financed by the Alabama State Docks and repaid over the ten-year terminal lease.  We estimate that our share of the cost of the improvements to the Mexican terminal will be approximately $5.8 million, and we had funded $1.1 million through September 30, 2006.  Our investment in the transloading and storage facility was approximately $1.8 million as of September 30, 2006.

The cost of our investment in the transloading and storage facility in New Orleans is reported as an investment in unconsolidated entities of $1.8 million as of September 30, 2006.  We have a 49% interest in the company that owns the terminal in Mexico, and 30% of the advances to that company for our share of the cost of the terminal are accounted for as capital contributions with the remaining 70% accounted for as a loan to that company.  On our September 30, 2006 balance sheet, we had advanced $1.1 million including $330,000 reported as an investment in unconsolidated entities and $770,000 as a loan reported as due from related parties for the long-term portion and other current assets for the current portion.

As discussed earlier, we recorded an impairment loss of $8.9 million in the second quarter of 2006 to write-down our net investment in our Rail-Ferry terminal currently located in New Orleans, Louisiana on the MR-GO.  That waterway was effectively closed for long-term deep draft shipping when Congress indefinitely suspended dredging.  This resulted in the need for us to relocate the U.S. operations of the Rail-Ferry Service to Mobile, Alabama, which will occur upon completion of the new terminal in Mobile expected at the end of the first quarter of 2007.

We have a lease with the Port of New Orleans for the New Orleans terminal.  We are negotiating to amend this lease so that we can effectively use the New Orleans terminal and pursue opportunities to take advantage of our leasehold improvements after the Rail-Ferry Service relocates early next year.  In this connection, we are actively pursuing a number of alternatives:

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

On our September 30, 2006 balance sheet, the cost of the New Orleans terminal has been written-down to the $17 million funded by the State and the City, which is reported in leasehold improvements.  The reimbursements to us from the State and the City are recorded as deferred credits, net of accumulated amortization, under lease incentive obligation for the long-term portion and accounts payable and accrued liabilities for the current portion.  The $17 million of leasehold improvements and $17 million of deferred credits are being amortized over the 10-year lease term, which began in the third quarter of 2005, resulting in no net effect on net income after the write-down of the leasehold improvements in the second quarter.  If the lease of the New Orleans terminal were terminated, there would be no effect on net income because the unamortized leasehold improvements and deferred credits offset each other.

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

Relocation of Corporate Headquarters – In addition to the incentives for relocating our Rail-Ferry Service’s terminal discussed earlier, the State of Alabama and the City and County of Mobile have offered incentives to us to also relocate our corporate headquarters from New Orleans to Mobile.  Early in the third quarter of 2006, we entered into a lease for office space in a building currently under construction in Mobile that we expect to occupy by the end of the first quarter of 2007.  As of September of 2006, we have received $2.8 million from the lessor of the office building, which has been recorded as a deferred credit on our balance sheet to be amortized over the lease term reducing our lease expenses.  We expect the incentives from the State of Alabama and the City and the County of Mobile, along with the incentives from the lessor of the office building to offset most of the cash expenditures related to the relocation of the corporate headquarters, including the cost to terminate our existing office leases but excluding the cost of making leasehold improvements to the Mobile office, which could be as much as $1 million.  Our results of operations will be negatively impacted over the next four quarters, by approximately $3 million primarily because the revenue associated with the lease incentive will be recognized over the term of the new lease agreement.

Dividend Payments – Our preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum, which are payable quarterly.  The payment of preferred stock dividends is at the discretion of our board of directors.  We paid dividends of $1.8 million on our preferred stock in the first nine months of 2006.  As a result of our preferred stock offering, we are restricted from paying common stock dividends and acquiring any of our common stock prior to December 31, 2007.

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

As permitted by Statement No. 123, we previously accounted for share-based payments to employees using APB Opinion No. 25 and as such no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards.  The future impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note E – Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in our December 31, 2005 Form 10-K.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs.”  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 requires that those amounts, if abnormal, be recognized as expenses in the period incurred.  In addition, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion based upon the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Effective January 1, 2006, we have adopted SFAS No. 151, which had no impact on our financial position and results of operation.

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

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial position and results of operation.

In September of 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged.  We are currently evaluating the impact that SFAS No. 158 will have on our financial position.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at September 30, 2006, approximated carrying value due to the short-term maturities of these investments.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt at September 30, 2006, including current maturities, was estimated to be $157.6 million compared to a carrying value of $157.4 million.  The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at September 30, 2006, would be approximately $416,000 or 0.3% of the carrying value.

The fair value of the interest rate swap agreements discussed in our 2005 Form 10-K was an asset of $635,000 at September 30, 2006, which is included in accumulated other comprehensive income net of taxes, estimated based on the amount that the banks would receive or pay to terminate the swap agreement at the reporting date taking into account current market conditions and interest rates.  A hypothetical 10% decrease in interest rates as of September 30, 2006, would have resulted in a $811,000 decrease in the fair value of the asset, or a liability of $176,000.

Commodity Price Risk.  As of September 30, 2006, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2006 fuel requirements for our Liner Services or Rail-Ferry Service segments.  We have fuel surcharges in place for our foreign flag LASH Liner Service and our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2006.  If we had commodity swap agreements, they would be structured to reduce our exposure to increases in fuel prices, however, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period October 1, 2005 through September 30, 2006 would have resulted in an increase of approximately $4.1 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.67 in our earnings per share based on the shares of our common stock outstanding as of September 30, 2006.  However, we believe that a portion of that price increase would have been passed on to our customers through the aforementioned fuel surcharges during the same period but would have been limited by our need to maintain competitive rates.

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

Date:   November 13, 2006