Form 10-K
period 2006-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2007-03-09
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

[X]

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . .  to . . . . . . . . . . . . . .

Commission File No. 2-63322

International Shipholding Corporation

(Exact name of registrant as specified in its charter)

   Delaware

     36-2989662

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer

Identification No.)

650 Poydras Street, New Orleans, Louisiana

        70130

(Address of principal executive offices)

      (Zip Code)

Registrant's telephone number, including area code: (504) 529-5461

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

      Common Stock, $1 Par Value

New York Stock Exchange

       6.0% Convertible Exchangeable Preferred Stock

New York Stock Exchange

     7¾% Senior Notes Due 2007

New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer   ☐

Accelerated filer  ☐

Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Date

   Amount

       June 30, 2006

$58,528,708

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $1 par value. . . . . . . . 6,119,187 shares outstanding as of February 23, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 13, 2007, have been incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL SHIPHOLDING CORPORATION

TABLE OF CONTENTS

PART I

2

ITEM 1.  Business

2

ITEM 1a.  Risk Factors

10

ITEM 1b. Unresolved Staff Comments

13

ITEM 2.  Properties

13

ITEM 3.  Legal Proceedings

13

ITEM 4.  Submission of Matters to a Vote of Security Holders

14

ITEM 4a.  Executive Officers and Directors of the Regsitrant

14

PART II

15

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities15

ITEM 6.  Selected Financial Data

16

ITEM 7.  Management’s  Discussion and Analysis of Financial Condition and Results of  Operations

17

ITEM 7a.  Quantitative and Qualitative Disclosures About Market Risk

30

ITEM 8.  Financial Statements and Supplementary Data

31

ITEM 9.  Changes  in and Disagreements with Accountants on Accounting and Financial Disclosure

31

ITEM 9a.  Controls and Procedures

31

ITEM 9b.  Other Information

31

PART III

31

ITEM 10.  Directors, Executive Officers and Corporate Governance

31

ITEM 11.  Executive Compensation

32

ITEM 12.   Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder
Matters

32

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

32

ITEM 14.  Principal Accounting Fees and Services

32

PART IV

32

ITEM 15.  Exhibits, Financial Statement Schedules

32

SIGNATURES

35

PART I

ITEM 1.  BUSINESS

General

In this report, the terms “we,” “us,” “our,” and “the Company” refer to International Shipholding Corporation and its subsidiaries.  Through our subsidiaries, we operate a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium- to long-term charters or contracts.  At December 31, 2006, we owned and/or operated 28 ocean-going vessels, 720 LASH (Lighter Aboard SHip) barges, and related shoreside handling facilities.

Our fleet includes (i) two LASH vessels, one Dockship, and 720 LASH barges; (ii) five U.S. flag Pure Car/Truck Carriers (“PCTCs”) specifically designed to transport fully assembled automobiles, trucks and larger vehicles; (iii) three foreign flag PCTCs with the capability of transporting heavy weight and large dimension trucks and buses, as well as automobiles; (iv) one Breakbulk/Multi-Purpose vessel, two Container vessels and one Tanker vessel, which are used to transport supplies for the Indonesian operations of a mining company; (v) one U.S. flag Molten Sulphur vessel, which is used to carry molten sulphur from Louisiana and Texas to a processing plant on the Florida Gulf Coast; (vi) two Special Purpose vessels modified as Roll-On/Roll-Off vessels (“RO/ROs”) to transport loaded rail cars between the U.S. Gulf and Mexico; (vii) one U.S. flag conveyer-equipped self-unloading Coal Carrier, which carries coal in the coastwise and near-sea trade; (viii) three RO/RO vessels that permit rapid deployment of rolling stock, munitions, and other military cargoes requiring special handling; (ix) two Container vessels we time charter to a third party; and (x) two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers in which we own a 50% interest.

Our fleet is deployed by our principal operating subsidiaries, Central Gulf Lines, Inc. (“Central Gulf”), LCI Shipholdings, Inc. (“LCI”) which includes a transatlantic liner service doing business as “Forest Lines,” Waterman Steamship Corporation (“Waterman”), and CG Railway, Inc. (“CG Railway”).  Other of our subsidiaries provide ship charter brokerage, agency and other specialized services.

We have five operating segments, Liner Services, Time Charter Contracts, Contract of Affreightment (“COA”), Rail-Ferry Service, and Other, as described below.  For additional information about our operating segments see Note L - Significant Operations of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-23.  In addition to our five operating segments, we have investments in several unconsolidated entities of which we own 50% or less and have the ability to exercise significant influence over operating and financial activities.

Liner Services.  Our Liner Services segment includes two LASH vessels, a Dockship that positions barges for pick-up and discharge, and a fleet of LASH barges, which operate on established trade routes with regularly scheduled sailing dates.  We use the LASH system primarily to gather cargo on rivers and in harbors that are too shallow for traditional vessels.  We receive revenues for the carriage of cargo within the established trading area and pay the operating and voyage expenses incurred.  Our Liner Services include a U.S. flag Liner Service operating between the U.S. Gulf and East Coast ports and ports in the Red Sea and in South Asia, and a foreign flag transatlantic Liner Service operating between the U.S. Gulf and East Coast ports and ports in northern Europe.

Time Charter Contracts.   Time Charters are contracts by which the charterer obtains the right for a specified time period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel.  Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port, and stevedoring expenses.  Our Time Charter Contracts include charters of three RO/RO vessels to the United States Navy’s Military Sealift Command (“MSC”) for varying terms.  Other vessels operating in this segment are our eight PCTCs; a conveyor-equipped, self-unloading coal carrier under contract with an electric utility; four vessels providing transportation services to a mining company at its mine in Papua, Indonesia; and two container vessels.

Contract of Affreightment (“COA”).  COAs are contracts by which we undertake to provide space on our vessels for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried.  Generally, we are responsible for all operating and voyage expenses.  Our COA segment includes one contract, which is for the transportation of molten sulphur.

Rail-Ferry Service.  This service uses our two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  Each vessel currently has a capacity for 60 standard size rail cars, but we are in the process of adding a second deck to each vessel in order to essentially double their capacity. We are currently building a terminal in Mobile, Alabama and making improvements to the terminal in Mexico to accommodate the second decks.  We expect the terminals in Alabama and Mexico to be completed and both ships to be operating with second deck capacity by the end of the second quarter of 2007 (See Item 1a. Risk Factors for a description of material risks relating to this service on page 10).

Other.  This segment consists of operations that include more specialized services than the former four segments and subsidiaries that provide ship charter brokerage and agency services.

Unconsolidated Entities.  We have a 50% interest in a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  We also have a 49% interest in a company that operates a terminal in Coatzacoalcos, Mexico that is used by our Rail-Ferry Service, and a 50% interest in a company that owns and operates a transloading and storage facility in New Orleans, Louisiana.

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

Because our strategy is to seek medium- to long-term contracts and because we have diversified customer and cargo bases, we are generally insulated from the cyclical nature of the shipping industry.  However, of our five operating segments, our Liner Service and Rail-Ferry Service segments are the most susceptible to the shipping industry’s cyclical nature and are impacted by, among other things, fluctuations in the worldwide supply of and demand for vessel capacity, fuel oil cost and the seasonal demands for certain cargoes that we carry.

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

Consistent Operating Cash Flows. We believe that our operations have consistently generated cash flows sufficient to cover operating expenses, including the recurring drydocking requirements of our fleet, and our debt service requirements.  The length and structure of our contracts, the creditworthiness of our customers, and our diversified customer and cargo bases all contribute to our ability to consistently meet such requirements in an industry that tends to be cyclical in nature.  Our medium- to long-term charters provide for a daily charter rate that is payable whether or not the charterer utilizes the vessel.  These charters generally require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and often include cost escalation features covering certain of our expenses.  In addition, our COA guarantees a minimum amount of cargo for transportation.  Our cash flow from operations was approximately $23 million, $23.8 million and $29 million for the years ended December 31, 2006, 2005 and 2004, respectively, after deducting cash used for drydocking payments of $8.4 million, $5 million, and $7.5 million for each of those years, respectively.  Scheduled repayment of debt was $10.3 million, $9.6 million, and $12.7 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Longstanding Customer Relationships.  We currently have medium- to long-term time charters with, or contracts to carry cargo for, the MSC (10.3% of our fiscal year 2006 revenues) and a variety of high credit quality commercial customers.  Most of these companies have been customers of ours for over ten years.  Substantially all of our current cargo contracts and charter agreements are renewals or extensions of previous agreements.  In recent years, we have been successful in winning extensions or renewals of substantially all of the contracts rebid by our commercial customers, and we have been operating vessels for the MSC for more than 30 years.  We believe that our longstanding customer relationships are in part due to our excellent reputation for providing quality specialized maritime service in terms of on-time performance, low cargo loss, minimal damage claims and reasonable rates.

Experienced Management Team.   Our management team has substantial experience in the shipping industry.  Our Chairman has served the Company in various management capacities since its founding in 1947.  In addition, our President, Executive Vice President, and Chief Financial Officer have over 94 years of collective experience with the Company.  We believe that the experience of our management team is important to maintaining long-term relationships with our customers.

Types of Service

Through our principal operating subsidiaries, we provide specialized maritime transportation services to our customers primarily under medium- to long-term contracts.  Our five operating segments, Liner Services, Time Charter Contracts, Contract of Affreightment, Rail-Ferry Service, and Other are described below:

      I.   Liner Services

       LASH Vessels

Foreign Flag.  We operate a foreign flag LASH vessel, a Dockship that positions barges for pick-up and discharge, and a fleet of LASH barges on a scheduled transatlantic liner service under the name “Forest Lines.”  Our LASH vessel normally makes 10 round trip sailings per year between U.S. Gulf ports and ports in northern Europe.  We have diversified our eastbound cargo among various commercial shippers, and during 2006 we carried significant quantities of rice, petroleum coke, other bulk products, and other general cargo.

Over the years, we have established a base of commercial shippers to which we provide space on the westbound Forest Lines service.  The principal westbound cargoes are steel and other metal products, and other general cargo.  Over the last five years, the westbound utilization rate for these vessels averaged approximately 89.9% per year.

U.S. Flag.  We own a U.S. flag LASH vessel operating in a liner service between the U.S. Gulf and East Coast ports and ports in the Red Sea and Middle East.

The Maritime Security Act of 1996, which established the Maritime Security Program (“MSP”), was signed into law in October of 1996 and has been extended to 2015.  Under the MSP, each participating vessel is eligible to receive an annual payment of $2.6 million in years 2007 and 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015, which are subject to annual appropriations and not guaranteed.  During the MSP’s fiscal year 2006 (October 1, 2005 – September 30, 2006), the appropriation was $2.575 million per eligible vessel.  As of December 31, 2006, our U.S. flag LASH vessel mentioned earlier, five PCTCs and two Container ships included in the Time Charter Contracts segment were qualified for participation.

      II.  Time Charter Contracts

        Military Sealift Command Charters

We have had contracts with the MSC (or its predecessor) almost continuously for over 30 years.  In 1983, Waterman was awarded a contract to operate three U.S. flag RO/RO vessels under time charters to the MSC for use by the United States Navy in its maritime prepositioning ship (“MPS”) program.  These vessels currently represent three of the sixteen MPS vessels in the MSC’s worldwide fleet and provide support to the U.S. Marine Corps.  These ships are designed primarily to carry rolling stock and containers, and each can carry support equipment for 17,000 military personnel.  Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract but retained the right to operate the vessels under operating agreements.  The MSC time charters commenced in late 1984 and early 1985 for initial five-year periods and were renewable at the MSC’s option for additional five-year periods up to a maximum of twenty-five years.  In 1993, the Company reached an agreement with the MSC to make certain reductions in future charter hire payments in consideration of fixing the period of these charters for the full 25 years.  The charters and related operating agreements will expire in 2009 and 2010.

       Pure Car/Truck Carriers

U.S. Flag.  Our fleet includes five U.S. flag PCTCs, of which three are owned by us and two are leased.  In 1986, we entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States.  To service these charters, we had constructed two car carriers that were specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively.  Both vessels were built in Japan and were registered under the U.S. flag.  In 2000 and 2001, we replaced these two vessels with larger PCTCs, which are operating under the initial term of their contracts through 2010 and 2011 with a Japanese shipping company, which had been nominated by Toyota Motor Corporation as our vessels’ time charterer.  Both of these contracts may be extended beyond the initial term at the option of the shipping company.

In 1998, we acquired a 1994-built U.S. flag PCTC.  Immediately after being delivered to us in April of 1998, this vessel entered a long-term charter through 2008 with the aforementioned Japanese shipping company.  In 1999, we acquired a newly built U.S. flag PCTC, which immediately after being delivered to us in September of 1999 entered a long-term charter through 2011 also with the same Japanese shipping company.  Both of these contracts may be extended beyond the initial term at the option of the shipping company.  These two PCTCs were subsequently sold to unaffiliated parties and leased back under operating leases expiring in 2009 and 2013, respectively.

In 2005, we acquired a 1998-built U.S. flag PCTC.  Immediately after being delivered to us in September of 2005, this vessel entered a charter through 2015 with the same Japanese shipping company.

Foreign Flag.  Our fleet includes three foreign flag PCTCs, of which one is owned by us and two are leased.  In 1988, we had two new car carriers constructed by a shipyard affiliated with Hyundai Motor Company, each with a carrying capacity of 4,800 fully assembled automobiles, to transport Hyundai automobiles from South Korea primarily to the United States and Europe under two long-term charters.  In 1998 and 1999, we sold these car carriers and replaced them with two newly built PCTCs, each with the capacity to carry heavy and large size rolling stock in addition to automobiles and trucks.  We immediately entered into a long-term charter of these vessels through 2018 and 2019 to a Korean shipping company.  One of these PCTCs was subsequently sold to an unaffiliated party and leased back under an operating lease through 2016, and we have an option to purchase the vessel thereafter.

During 2006, we chartered-in a foreign flag car carrier and subsequently chartered-out the vessel. The term of the lease agreement is through February 2010 with an option to extend for one additional year.

Under each of our PCTC contracts, the charterers are responsible for voyage operating costs such as fuel, port, and stevedoring expenses, while we are responsible for other operating expenses including crew wages, repairs, and insurance.  During the terms of these charters, we are entitled to our full fee irrespective of the number of voyages completed or the number of cars carried per voyage.

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

       Southeast Asia Transportation Contract

The contract to transport supplies for a mining company in Indonesia is serviced by a Breakbulk/Multi-Purpose vessel, a small Tanker, and two Container vessels.  The contract was renewed through 2010 and has options to extend thereafter on a year-to-year basis.

Container Vessels

In 2004, we purchased two Container vessels that have been chartered to a third party since that time.  The time charter contract extends through 2015 provided that we replace these two vessels with newer ships that meet the charterer’s requirements by March of 2009.

III.  Contract of Affreightment

 In 1994, we entered into a 15-year transportation contract with Freeport-McMoRan Sulphur LLC, a sulphur transporter for which we had built a 28,000 DWT Molten Sulphur Carrier that carries molten sulphur from Louisiana and Texas to a fertilizer plant on the Florida Gulf Coast.  Under the terms of this contract, we are guaranteed the transportation of a minimum of 1.8 million tons of molten sulphur per year.  The contract also gives the charterer three five-year renewal options.  The vessel was delivered and began service during late 1994.  In 2002, the contract was assigned by Freeport-McMoRan Sulphur LLC to Gulf Sulphur Services Ltd.  The terms of the contract were not affected by the assignment.

IV.  Rail-Ferry Service

This service uses our two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  Each vessel currently has a capacity for 60 standard size rail cars.  When both ships were operating during 2006, the service provided departures every four days from Mexico and the U.S. Gulf Coast, respectively, for a three-day transit between ports and approximately 90 trips per year in each direction.  During the third quarter of 2006, we decided to relocate our service from New Orleans, Louisiana to Mobile, Alabama due to the closure to deep draft shipping of the Mississippi River Gulf Outlet (“MR-GO”) resulting from the effects of Hurricane Katrina.  Completion of the terminal in Mobile is targeted for the beginning of the second quarter of 2007.

We are in the process of adding a second deck to each vessel operating in this service in order to essentially double their capacity, and we expect the installation of the decks on both ships to be completed by the end of the second quarter of 2007.  We are also making improvements to the terminal in Mexico, and we expect it to be completed by the beginning of the second quarter of 2007 (See Item 1a. Risk Factors for a description of material risks relating to this service on page 10).

V.  Other

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

Marketing

We maintain marketing staffs in New York, New Orleans, and Shanghai and a network of marketing agents in major cities around the world who market our liner, charter and contract services.  We market our transatlantic LASH Liner Service under the trade name “Forest Lines,” and our U.S. flag LASH Liner Service between the U.S. Gulf and East Coast ports and ports in the Red Sea and Middle East under the Waterman house flag.  We market our Rail-Ferry Service under the name “CG Railway.”  We advertise our services in trade publications in the United States and abroad.

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

We maintain hull and machinery insurance policies on each of our vessels in amounts related to the value of each vessel.  This insurance coverage, which includes increased value, freight, and time charter hire, is maintained with a syndicate of hull underwriters from the U.S., British, Norwegian and French insurance markets.  We maintain war risk insurance on each of our vessels in an amount equal to each vessel’s total insured hull value.  War risk insurance is placed through U.S., British, Norwegian and French insurance markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the P&I club.  Our war risk insurance also covers liability to third parties caused by war or terrorism and damages to our land-based assets caused by war, but does not cover damage to our land-based assets caused by terrorism.

The P&I insurance also covers our vessels against liabilities arising from the discharge of oil or hazardous substances in U.S., international, and foreign waters.

We also maintain loss of hire insurance with U.S., British, Norwegian and French insurance markets to cover our loss of revenue in the event that a vessel is unable to operate for a certain period of time due to loss or damage arising from the perils covered by the hull and machinery policy and war risk policy.

Insurance coverage for shoreside property, shipboard consumables and inventory, spare parts, workers’ compensation, office contents, and general liability risks is maintained with underwriters in U.S. and British markets.

Insurance premiums for the coverage described above vary from year to year depending upon our loss record and market conditions.  In order to reduce premiums, we maintain certain deductible and co-insurance provisions that we believe are prudent and generally consistent with those maintained by other shipping companies (See Note E – Self-Retention Insurance of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-15).

Tax Matters

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

Also as a result of the Jobs Creation Act, the taxable income from the shipping operations of CFCs will generally no longer be subject to United States income tax until that income is repatriated.  As of December 31, 2004, our CFCs had an accumulated deficit of $12.4 million, and we recorded a valuation allowance of $4.3 million for 100% of the related tax benefits.  As of December 31, 2006, the remaining valuation allowance was $417,000, which will be reversed when additional shipping income is earned by the CFCs.

Regulation

Our operations between the United States and foreign countries are subject to the Shipping Act of 1984 (the “Shipping Act”), which is administered by the Federal Maritime Commission, and certain provisions of the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Act to Prevent Pollution from Ships, and the Comprehensive Environmental Response Compensation and Liability Act, all of which are administered by the U.S. Coast Guard and other federal agencies, and certain other international, federal, state, and local laws and regulations, including international conventions and laws and regulations of the flag nations of our vessels.  On October 16, 1998, the Ocean Shipping Reform Act of 1998 was enacted, and it amended the Shipping Act to promote the growth and development of United States exports through certain reforms in the regulation of ocean transportation.  This legislation, in part, repealed the requirement that a common carrier or conference file tariffs with the Federal Maritime Commission, replacing it with a requirement that tariffs be open to public inspection in an electronically available, automated tariff system.  Furthermore, the legislation required that only the essential terms of service contracts be published and made available to the public.

On October 8, 1996, Congress adopted the Maritime Security Act of 1996, which created the MSP and authorized the payment of $2.1 million per year per ship for 47 U.S. flag ships through fiscal year 2005.  The fiscal year for the MSP is October 1 through September 30.  This program eliminated the trade route restrictions imposed by the previous federal program and provides flexibility to operate freely in the competitive market.  On December 20, 1996, Waterman entered into four MSP operating agreements with the United States Maritime Administration (“MarAd”), and Central Gulf entered into three MSP operating agreements with MarAd.  We also participate in the Voluntary Intermodal Sealift Agreement (“VISA”) program administered by MarAd.  Under this VISA program, and as a condition of participating in the MSP, we have committed to providing vessel and commercial intermodal capacity for the movement of military and other cargoes in times of war or national emergency.  By law, the MSP is subject to annual appropriations from Congress.  In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP participants, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously.  In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all made effective on October 1, 2005.  Authorized annual payments per fiscal year for each vessel for the current MSP program are $2.6 million for years 2007 and 2008, $2.9 million for years 2009 to 2011, and $3.1 million for years 2012 to 2015, subject to annual appropriation by the Congress, which is not assured.  For the fiscal year 2006, $2,575,000 was appropriated for each MSP operating agreement.  On October 15, 2004, Waterman and Central Gulf each filed applications to extend their MSP operating agreements for another 10 years through September 30, 2015, all seven of which were effectively grandfathered in the MSP reauthorization.  Simultaneously, we offered additional ships for participation in the MSP.  On January 12, 2005, MarAd awarded Central Gulf four MSP operating agreements and Waterman four MSP operating agreements, effective October 1, 2005, for a net increase of one MSP operating agreement.

Under the Merchant Marine Act, U.S. flag vessels are subject to requisition or charter by the United States whenever the President declares that the national security requires such action.  The owners of any such vessels must receive just compensation as provided in the Merchant Marine Act, but there is no assurance that lost profits, if any, will be fully recovered.  In addition, during any extension period under each MSC charter or contract, the MSC has the right to terminate the charter or contract on 30 days’ notice.  However, terms of our RO/RO operating contracts, which are currently our only contracts with the MSC, call for significant early termination penalties.

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

The Coast Guard and Maritime Transportation Act of 2004, signed into law on August 9, 2004, amended the Oil Pollution Act of 1990 (“OPA”) to require owners or operators of all non-tank vessels of 400 gross tons or greater to develop and submit plans for responding, to the maximum extent practicable, to worst case discharges and substantial threats of discharges of oil from these vessels.  This statute extends to all types of vessels of 400 gross tons or greater the vessel response planning requirements of the OPA that had previously only applied to tank vessels.  We have submitted response plans timely for our vessels, and have received Coast Guard approval for all but two vessel plans that are waiting to be processed.

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

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) also applies to owners and operators of vessels, and contains a similar liability regime for cleanup and removal of hazardous substances and natural resource damages.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

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

Our Liner Services and our Rail-Ferry Service are affected more by competitive factors than our other segments as our Time Charter Contracts and Contract of Affreightment segments primarily include medium and long-term contracts with specific customers.  While our PCTCs in our Time Charter Contracts segment operate worldwide in markets where foreign flag vessels with foreign crews predominate, we believe that our U.S. flag PCTCs can compete effectively in obtaining renewals of existing contracts if we continue to participate in the MSP and receive cooperation from our seamen’s unions in controlling costs.

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

Our Rail-Ferry Service faces competition principally from companies who transport cargo over land rather than water, including railroads that cross land borders and trucking companies.

Employees

As of December 31, 2006, we employed approximately 449 shipboard personnel and 132 shoreside personnel.  We consider relations with our employees to be excellent.

With only minor exceptions, all of our shipboard personnel and certain of our shoreside personnel are covered by collective bargaining agreements.  Some of these agreements relate to particular vessels and have terms corresponding with the terms of their respective vessel’s charter.  In addition, Central Gulf, Waterman, and other U.S. shipping companies are subject to collective bargaining agreements for shipboard personnel in which the shipping companies servicing U.S. Gulf and East Coast ports also must make contributions to pension plans for dockside workers.  We have experienced no strikes or other significant labor problems during the last ten years.

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

ITEM 1a.  RISK FACTORS

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

If sufficient appropriations under the Maritime Security Act of 1996 are not made in any fiscal year, we may not continue to receive annual payments with respect to certain of our vessels.  Under the MSP program discussed earlier in the Regulation section, each participating vessel is eligible to receive an annual payment of $2.6 million in years 2007 and 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015.  As of December 31, 2006, eight of our vessels operated under MSP contracts.  Payments under this program are subject to annual appropriation by Congress and are not guaranteed.  Congress may not make sufficient appropriations under the program in one or more fiscal years and, as a result, we can provide no assurance as to our continued receipt, in full or in part, of the annual payments.  For the program’s fiscal year 2006, each participating vessel was eligible to receive annual payments of $2.6 million.  Congress appropriated $2.575 million for fiscal year 2006, a decrease of approximately 1%.

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

Our Rail-Ferry Service has been unprofitable to date, and we can give no assurance as to its future profitability.  Our Rail-Ferry Service began operating in February of 2001.  The introduction of this service in a competitive market contributed $7.5 million to our net loss in 2001, and the service had losses totaling $10.9 million for the years ended December 31, 2002, 2003 and 2004.  The service had losses of $6.7 million for the year ended December 31, 2005, although $2.5 million was directly related to losses from Hurricane Katrina.  For the year ended December 31, 2006, the service had losses of $14 million, which included an impairment loss of $8.9 million to write-down our investment in the service’s terminal in New Orleans, Louisiana.

During the third quarter of 2006, we decided to relocate the U.S. operations of this service from New Orleans, Louisiana to Mobile, Alabama due to the closure to long-term deep draft shipping of the MR-GO resulting from the effects of Hurricane Katrina.  Completion of the terminal in Mobile is targeted for the beginning of the second quarter of 2007.  We are in the process of adding a second deck to each vessel in order to essentially double their capacity and we expect the installation of the decks on both ships to be completed by the end of the second quarter of 2007.  We are also making improvements to the terminal in Mexico and we expect it to be completed by the beginning of the second quarter of 2007.

We believe that this expansion will significantly reduce our cost per unit of cargo carried and increase our cash flow, but only if we are able to book substantially all of the additional capacity, and we can give no assurance at this time that we will be successful in doing so.

We are subject to the risk of continuing high prices, and increasing prices, of the fuel we consume in our Liner and Rail-Ferry operations.  We are exposed to commodity price risks with respect to fuel consumption in our Liner and Rail-Ferry operations, and we can give no assurance that we will be able to offset higher fuel costs due to the competitive nature of these operations.  We currently have fuel surcharges in place, however, a material increase in current fuel prices that we cannot recover through these fuel cost surcharges could adversely affect our results of operations and financial condition.  For an analysis of the effect on our operating costs and earnings per share of an increase in fuel prices, see Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 29.

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

We are subject to the control of our principal stockholders.  Four of our directors, Niels W. Johnsen, Erik F. Johnsen, Niels M. Johnsen and Erik L. Johnsen, and their family members and affiliated entities, beneficially owned an aggregate of 36.23% (which includes currently exercisable options to acquire 400,000 shares) of the common stock of the Company as of December 31, 2006.  As a result, the Johnsen family has the power to determine many of our policies, the election of our directors and officers, and the outcome of various corporate actions requiring shareholder approval.

Operating hazards may increase our operating costs; our insurance coverage is limited.  Our vessels are subject to operating risks such as: (i) catastrophic marine disaster; (ii) adverse weather conditions; (iii) mechanical failure; (iv) collisions; (v) hazardous substance spills; (vi) war, terrorism and piracy; and (vii) navigation and other human errors.  The occurrence of any of these events may result in damage to or loss of our vessels and our vessels' cargo or other property, damage to other vessels and the environment, and injury to personnel.  Such occurrences may also result in a significant increase in our operating costs or liability to third parties.  In addition, such occurrences may result in our company being held strictly liable for pollution damages under the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation and Liability Act or one of the international conventions to which our vessels operating in foreign waters may be subject.

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

A substantial number of our employees are unionized; in the event of a strike or other work stoppage our business and operations may be adversely affected.  As of December 31, 2006, with only minor exceptions, all of our shipboard personnel and certain of our shoreside personnel were covered by collective bargaining agreements. While we have experienced no strikes, work stoppages or other significant labor problems during the last ten years, we cannot assure you that such events will not occur in the future.  In the event we experience one or more strikes, work stoppages or other labor problems, our business and operations and, in turn, our results of operations, may be materially and adversely affected.

We may not be able to renew our time charters and contracts when they expire.  There can be no assurance that any of our existing time or bareboat charters or contract of affreightment will be renewed or, if renewed, that they will be renewed at favorable rates.  If upon expiration of our existing charters and contracts, we are unable to obtain new charters or contracts at rates comparable to those received under the expired charters or contracts, our revenues and earnings may be adversely affected.

Older vessels have higher operating costs and are less desirable to charterers.  The average age of the vessels in our fleet that we own or lease, excluding our LASH vessels and those under short-term leases, is approximately 12 years.  In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases.  Accordingly, it is likely that the operating costs of our older vessels will increase.  In addition, changes in governmental regulations and compliance with classification society standards may require us to make expenditures for new equipment.  In order to add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues.  Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets.  There can be no assurance that market conditions will justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

We face periodic drydocking costs for our vessels, which can be substantial.  Vessels must be drydocked periodically.  The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial and our insurance does not cover these costs.

We are highly leveraged.  While we continue to reduce our leverage position, we are still highly leveraged, when consideration is given to our off-balance sheet operating leases.  We devote a substantial portion of our operating income to service our debt and operating leases.

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

The agreements governing certain of our debt instruments and our preferred stock impose restrictions on our business.  The agreements governing certain of our debt instruments and our convertible exchangeable preferred stock contain a number of covenants imposing restrictions on our business. The restrictions these covenants place on us include limitations on our ability to: (i) purchase, redeem and pay dividends on our capital stock; (ii) make investments; (iii) engage in transactions with affiliates; and (iv) create or permit to exist liens on our assets.  These agreements also require us to meet a number of financial ratios.  As a result of these covenants, our ability to respond to changes in business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that otherwise might be considered beneficial to the Company and our common stockholders.

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

ITEM 1b. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Vessels and Barges

Of the 28 ocean-going vessels in our fleet at December 31, 2006, 14 were 100% owned by us, four were 50% owned by us, seven were leased by us, and three were operated by us under operating contracts.  Of the 720 LASH barges we own, 680 are operated in conjunction with our LASH vessels.  The 28 vessels and 680 barges owned, operated, or leased by us required for current vessel operations are in good condition.  The remaining 40 LASH barges are not required for current vessel operations.  All of our LASH barges are registered under the U.S. flag.

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

Certain of the vessels and barges owned by our subsidiaries are mortgaged to various lenders to secure such subsidiaries’ long-term debt (See Note D - Long-Term Debt of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-14).

Other Properties

We lease our corporate headquarters in New Orleans, Louisiana, our administrative and sales office in New York, and office space in Shanghai.  In 2006, the aggregate annual rental payments under these operating leases totaled approximately $1 million.

During 2007, we will relocate our corporate headquarters from New Orleans to Mobile, Alabama.  We expect the twenty-year lease term to commence when the headquarters facility is ready for occupancy in the second quarter of 2007.

During 2006, we also leased office space in Mandeville, Louisiana.  Due to the decision to relocate the corporate headquarters to Alabama, this space was no longer needed, and we terminated the lease at the end of 2006.  In 2006, the aggregate annual rental payments under this operating lease totaled approximately $740,000, including a payment of $584,000 for the early termination.

We also leased a multi-modal cargo transfer terminal in Memphis, Tennessee during 2006.  We decided to terminate that lease, which would have expired in May of 2008, at the end of 2006 because the facility was no longer needed to process cargo carried by our Liner Services.  In 2006, the aggregate annual rental payments under this operating lease were $381,000.  Additionally, a final payment of $1.9 million was made early in 2007 to terminate the lease.

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

In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters.  While the outcome of such claims cannot be predicted with certainty, we believe that our insurance coverage and reserves with respect to such claims are adequate and that such claims should not have a material adverse effect on our business or financial condition  (See Note I – Commitments and Contingencies of the Notes to the Company’s Consolidated Financial Statements contained in this Form 10-K on page F-20).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4a.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Set forth below is information concerning the directors and executive officers of the Company.  Directors are elected by the shareholders for one-year terms.  Executive officers serve at the pleasure of the Board of Directors (“the Board”).

Name

Current Position

Erik F. Johnsen

Chairman and Chief Executive Officer

Niels M. Johnsen

President and Director

Erik L. Johnsen

Executive Vice President and Director

Manuel G. Estrada

Vice President and Chief Financial Officer

Niels W. Johnsen

Director

Harold S. Grehan, Jr.

Director

Raymond V. O'Brien, Jr.

Director

Edwin Lupberger

Director

Edward K. Trowbridge

Director

H. Merritt Lane, III

Director

Erik F. Johnsen, 81, is the Chairman and Chief Executive Officer of the Company.  He served as the President, Chief Operating Officer, and Director of the Company from its commencement of operations in 1979 until April of 2003 when he assumed his current position.  At our Board meeting on January 24, 2007, Mr. Johnsen announced that he would step down as our Chairman of the Board and Chief Executive Officer as of our Annual Meeting of Stockholders scheduled for April 24, 2007.  Until April of 1997, Mr. Johnsen also served as the President and Chief Operating Officer of each of the Company's principal subsidiaries, except Waterman, for which he served as Chairman of the Executive Committee.  Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and served as its President from 1966 until April of 1997.

Niels M. Johnsen, 61, is President of the Company.  Mr. Johnsen has served as a Director of the Company since April of 1988.  At our Board meeting on January 24, 2007, the Board approved a succession plan that will be effective as of our Annual Meeting of Stockholders scheduled for April 24, 2007, by which Niels M. Johnsen will become our Chairman of the Board and Chief Executive Officer upon Erik F. Johnsen stepping-down from those positions as of that same date.  Niels M. Johnsen joined Central Gulf on a full time basis in 1970 and held various positions with the Company before being named President in April of 2003.  He has also served as chairman of each of the Company’s principal subsidiaries, except Waterman, since April of 1997.  He is also President of Waterman and N. W. Johnsen & Co., Inc., subsidiaries of the Company engaged in LASH liner service and ship and cargo charter brokerage, respectively.  In 2002, he became a trustee and director of Atlantic Mutual Companies.  He is the son of Niels W. Johnsen.

Erik L. Johnsen, 49, is Executive Vice President of the Company.  He joined Central Gulf in 1979 and held various positions with the Company before being named Executive Vice President in April of 1997.  At our Board meeting on January 24, 2007, the Board approved a succession plan that will be effective as of our Annual Meeting of Stockholders scheduled for April 24, 2007, by which Erik L. Johnsen will become our President upon Niels M. Johnsen, who is our current President, assuming the position of Chairman of the Board and Chief Executive Officer.   Erik L. Johnsen has served as a Director of the Company since 1994.  He has also served as the President of each of the Company’s principal subsidiaries, except Waterman, since April of 1997, and as Executive Vice President of Waterman since September of 1989.  He is responsible for all operations of the Company’s vessel fleet and leads the Company’s Ship Management Group.  He is the son of Erik F. Johnsen.

Manuel G. Estrada, 52, is Vice President and Chief Financial Officer of the Company.  He joined Central Gulf in 1978 and held various positions with the Company prior to being named Vice President and Controller in 1996, and Vice President and Chief Financial Officer in 2005.

Niels W. Johnsen, 84, is a Director of the Company.  He served as the Chairman and Chief Executive Officer of the Company from its commencement of operations in 1979 until April of 2003 and served as Chairman and Chief Executive Officer of each of the Company's principal subsidiaries until April of 1997.  He previously served as Chairman of Trans Union’s ocean shipping group of companies from December of 1971 through May of 1979.  He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971.  He is also a former director of Reserve Fund, Inc., a money market fund, and a former trustee of Atlantic Mutual Companies, an insurance company.  He is the brother of Erik F. Johnsen.

Harold S. Grehan, Jr., 79, is a Director of the Company.  He joined Central Gulf in 1958 and became Vice President in 1959, Senior Vice President in 1973 and Executive Vice President and Director in 1979.  Mr. Grehan retired from the Company in 1997, and has continued to serve as a Director since that time.

Raymond V. O'Brien, Jr., 79, has served as a Director of the Company since 1979 and in 2003 was named Chairman of the Compensation Committee of the Board of Directors.  He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January of 1978 through December of 1992.

Edwin Lupberger, 70, has served as a Director of the Company since 1988 and in 2003 was named Chairman of the Audit Committee of the Board of Directors.  He is the President of Nesher Investments, LLC.  Mr. Lupberger served as the Chairman of the Board and Chief Executive Officer of Entergy Corporation from 1985 to 1998.

Edward K. Trowbridge, 78, has served as a Director of the Company since 1994 and in 2003 was named Chairman of the Nominating and Governance Committee of the Board of Directors.  He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from July of 1988 through November of 1993.

H. Merritt Lane, III, 45, has served as a Director of the Company since 2004.  He has served as President and Chief Executive Officer of Canal Barge Company, Inc. since 1994 and as director of that company since 1988.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

COMMON STOCK PRICES AND DIVIDENDS FOR EACH QUARTERLY PERIOD OF 2005 AND 2006

(Source: New York Stock Exchange)

			Dividends
2005	High	Low	Paid

1st Quarter	17.10	14.40	N/A
2nd Quarter	15.75	14.20	N/A
3rd Quarter	17.10	14.55	N/A
4th Quarter	17.89	15.32	N/A

			Dividends
2006	High	Low	Paid

1st Quarter	15.90	15.10	N/A
2nd Quarter	15.39	12.25	N/A
3rd Quarter	13.60	11.91	N/A
4th Quarter	13.80	12.01	N/A

Approximate Number of Common Stockholders of Record at February 23, 2007: 476

Performance Graph

The following graph compares the performance of the Corporation’s Common Stock to the S&P 500 Index and to an Industry Peer Group (which consists of OMI Corporation, Overseas Shipholding Group, Stolt-Nielsen, Sea Containers Limited, and Alexander and Baldwin) for the Corporation's last five fiscal years.

*Assumes $100 invested at the close of trading on the last trading day in 2001 in ISH common stock, the S&P 500, and the Industry Peer Group.  Also assumes reinvestment of dividends.

	2001	2002	2003	2004	2005	2006

ISH --♦--	$100.00	$95.47	$230.83	$233.15	$243.34	$211.11
S&P --■--	$100.00	$77.89	$100.23	$111.13	$114.46	$132.54
Peer Group --▲--	$100.00	$91.28	$154.26	$232.09	$255.04	$247.67

In accordance with New York Stock Exchange rules, Erik F. Johnsen, our Chief Executive Officer, has certified to the NYSE that, as of April 30, 2006, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.   The certification is to be submitted to the NYSE each year no later than 30 days after our annual stockholders meeting.

The Chief Executive Officer and Chief Financial Officer certifications required for 2006 by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.  The certifications required for 2005 were included as exhibits to our 2005 Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

The following summary of selected consolidated financial data is not covered by the auditors' report appearing elsewhere herein. However, in the opinion of management, the summary of selected consolidated financial data includes all adjustments necessary for a fair representation of each of the years presented.

This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.

(All Amounts in Thousands Except Share and Per Share Data)
	Year Ended December 31,
	2006 (1)	2005	2004 (2)	2003	2002
Income Statement Data:
Revenues	$274,881	$262,156	$259,164	$255,301	$226,985
Impairment Loss	8,866	-	-	-	66
Gross Voyage Profit	11,770	25,780	28,046	33,140	30,875
Operating (Loss) Income	(1,870)	10,312	12,503	19,932	15,924
Income from Continuing Operations	17,048	8,266	13,194	5,715	253
Discontinued Operations (3)	-	(1,270)	(409)	(224)	(389)
Net Income (Loss) Available to Common Stockholders	14,648	4,629	12,785	5,491	(136)
Basic and Diluted Earnings Per Common Share:
Net Income (Loss) Available to Common Stockholders - Basic	2.40	0.76	2.10	0.90	(0.02)
Net Income (Loss) Available to Common Stockholders - Diluted	2.39	0.75	2.10	0.90	(0.02)

Balance Sheet Data:
Working Capital	4,111	16,120	17,650	10,248	1,849
Total Assets	428,042	449,507	385,048	382,451	406,752
Long-Term Debt, Less Current Maturities
(including Capital Lease Obligations)	98,984	161,720	168,622	164,144	192,297
Stockholders' Investment	153,736	140,714	135,454	121,367	115,227

Other Data:
Cash Flow from Operations	22,981	23,778	28,989	38,616	18,439
Cash Flow from Investing Activities	27,532	(61,208)	(25,589)	1,772	9,456
Cash Flow from Financing Activities	(22,418)	43,095	(1,768)	(35,926)	(48,626)
Cash Dividends Per Share of Common Stock	-	-	-	-	-
Weighted Average Shares of Common Stock Outstanding:
Basic	6,116,036	6,083,005	6,082,887	6,082,887	6,082,887
Diluted	6,122,578	6,114,510	6,092,302	6,082,887	6,082,887

(1)

Results for 2006 reflect an Impairment Loss of approximately $8.9 million.  This non-cash charge was made to write down our investment in the terminal located in New Orleans, Louisiana utilized in our Rail-Ferry Service.  That service will relocate its U.S. operations during 2007 to Mobile, Alabama, where a new terminal is being constructed.

(2)

Results for 2004 were significantly impacted by certain income tax adjustment relating to the Jobs Creation Act of 2004.

(3)

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

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets held for disposal; (3) estimated proceeds from sales of assets (4) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (5) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated losses on certain contracts, trade routes, lines of business or asset dispositions; (6) estimated losses attributable to asbestos claims; (7) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (8) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (9) our ability to remain in compliance with our debt covenants; (10) anticipated trends in government sponsored cargoes; (11) our ability to maintain or increase our government subsidies; (12) the timing and cost of relocating our Rail-Ferry Service to Mobile, Alabama, and the anticipated improvement in the operating results of our Rail-Ferry Service; (13) the possible effects on us if the closure of the Mississippi River Gulf Outlet was completed before we relocate our Rail-Ferry Service operations; (14) estimated net effect on earnings of the cost of relocating corporate headquarters and the related incentive payments; and (15) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

Voyage Revenue and Expense Recognition

Revenues and expenses relating to our Liner Services and Rail-Ferry Service segments' voyages are recorded over the duration of the voyage.  Revenues and expenses relating to our other segments' voyages, which require no estimates or assumptions, are recorded when earned or incurred during the reporting period.  On our Liner Services, the voyage revenues are known at the beginning of the vessel's voyage and are reported through the date of the financial statements based on the relative transit time, which is the time between the vessel's loading port to the vessel's discharge port.  Variances from initial revenue estimates are generally not material.  Voyage expenditures are estimated at the beginning of the vessel's voyage based on historical cost standards and current estimates received from our vendors and port agents.  Provisions for loss voyages are recorded when contracts for the voyages are fixed and when losses become apparent for voyages in progress.  During the course of the vessel's voyage, typically 30 to 60 days for our Liner Services, actual costs replace the original estimates and become part of the historical cost standards.  Because of our on-going voyage review process, all variances from our original revenue and expense estimates are reported timely and generally are not material or recurring.

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

Self-Retention Insurance

We maintain provisions for estimated losses under our self-retention insurance based on estimates of the eventual claims settlement costs.  Our policy is to establish self-insurance provisions for Hull and Machinery and Loss of Hire for each policy year based on estimates from independent actuaries and management, and to generally maintain the provisions at those levels for the estimated run-off period, approximately two years from the inception of that period.  We also establish provisions for P&I insurance deductibles based on internal estimates.  We believe most claims will be reported, or estimates for existing claims will be revised, within this two-year period. Subsequent to this two-year period, self-insurance provisions are adjusted to reflect our current estimate of loss exposure for the policy year.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  However, if during this two-year period our estimate of loss exposure exceeds the actuarial estimate, then additional loss provisions are recorded to increase the self-insurance provisions to our estimate of the eventual claims' settlement cost.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates.

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

In September of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end.  SFAS No. 158 does not change the determination of net periodic benefit cost included in net income or the measurement issues associated with benefit plan accounting.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  We have adopted SFAS No. 158 and the effect of this statement as of December 31, 2006 on our financial position was an increase to recorded liabilities of $2.768 million, an increase to deferred tax assets of $8,000, and a decrease in Other Accumulated Comprehensive Income of $2.760 million.

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

Executive Summary

Our net income for the year ended December 31, 2006 was $17 million, which included pre-tax gains of $22.6 million on the sale of our minority investment in another company and $4.9 million on the sale of a LASH vessel and related LASH barges and an impairment loss of $8.9 million.  Our net income for the year ended December 31, 2005 was $7 million, which included after-tax losses of $2.1 million associated with the hurricanes that affected the U.S. Gulf Coast during that year.

In November of 2006, we sold our entire 26.1% investment in Belden Shipholding Pte Ltd, a company that owns and operates cement carrier vessels, for $27.5 million.  The sale was pursuant to an unsolicited offer and resulted in the aforementioned pre-tax gain of $22.6 million.  We are exploring various options for utilizing the proceeds from this sale.

During 2006, our operating loss was $1.9 million, after considering gains on sales of assets of $5.1 million and a non-cash impairment loss of $8.9 million related to our investment in a terminal associated with our Rail-Ferry Service.  During 2005, operating income was $10.3 million.  Our operating results in 2006 were primarily affected by a decrease in gross voyage profit from our Liner Services segment due to a decrease in the cargo available for our Transatlantic LASH service.  In the fourth quarter of 2006, we restructured this service to reduce its capacity to a level that we believe the market can support, resulting in the gain of $4.9 million on the sale of the LASH vessel and barges mentioned earlier.

As we have discussed in previous reports, our Rail-Ferry Service conducts its U.S. operations from a terminal located in New Orleans, Louisiana.  The waterway on which that terminal is located was affected by Hurricane Katrina during 2005, and is effectively closed for long-term deep-draft utilization.  This has required us to relocate the U.S. operations elsewhere on the U.S. Gulf Coast.  We have entered agreements with the State of Alabama to move our service to Mobile, Alabama during 2007, along with our corporate headquarters, which are currently also located in New Orleans.  Upon making the final determination to relocate the terminal, we assessed the options for utilizing our investment in the terminal in New Orleans after the Mobile terminal is completed and available for our use.  That analysis resulted in the impairment charge of $8.9 million to write-down our net investment in that terminal.  As discussed later in the Liquidity and Capital Resources section, we have received incentives from the State of Alabama that will cover a significant portion of the cost of constructing the terminal and the relocation of corporate headquarters.  Operationally, the Rail-Ferry Service carried more cargo during 2006 than in 2005, resulting in slightly improved results in the most recent year.

Our operating results during 2006 reflect a positive contribution from our Time Charter Contracts segment, which improved over 2005 primarily due to the addition of another U.S. flag Pure Car/Truck Carrier (“PCTC”) during late 2005 that operated for the full year 2006.  We have continued to see a strong worldwide demand for ocean transportation of fully assembled automobiles and trucks that has provided high vessel utilization by the time charterers of our eight PCTC’s.

Operating results were also impacted at the end of 2006 by the cost associated with terminating the lease of an intermodal transfer facility previously utilized in our Liner Services segment.

While the high cost of fuel oil continued to affect our industry, we have been able to offset most of the cost increases by collecting fuel surcharges from the customers of our TransAtlantic Liner Service and our Rail-Ferry Service.

We reduced our interest expense in 2006 as compared to 2005 primarily by repurchasing some of our 7¾% Senior Notes in the second half of 2005 and during 2006.

Our administrative and general expenses increased in 2006 as compared to 2005 primarily due to one-time costs associated with the relocation of corporate headquarters, professional services fees, and employee bonus expenses.

From our unconsolidated entities, our 50% ownership in a company that operates bulk carriers produced higher results in 2006 than in 2005 due to the strong demand for bulk cargoes, and our 26.1% ownership in a cement carrier company, which was sold late in 2006, had positive operational results.  The cement carrier company had lower results than in 2005, because the previous year’s results included a gain on the sale of certain vessels.

YEAR ENDED DECEMBER 31, 2006

COMPARED TO YEAR ENDED DECEMBER 31, 2005

Gross Voyage Profit

Gross voyage profit decreased from $25.8 million in 2005 to $11.8 million in 2006.  The gross profit in 2006 included an impairment loss of $8.9 million on our investment in the Rail-Ferry Service’s terminal in New Orleans.  Gross voyage profit before the impairment loss decreased 19.9% from $25.8 million in 2005 to $20.6 million in 2006.  The changes associated with each of our segments are discussed below.

Liner Services:

Gross voyage loss for this segment increased from a loss of $1.5 million in 2005 to a loss of $8.7 million in 2006.  The foreign flag transatlantic service was impacted by a drop in eastbound cargo volumes, and the U.S. flag service was primarily affected by time out of service for unscheduled repairs to the vessel operating in that service.  The decrease in cargo availability for the transatlantic service was in part due to an embargo by the European Union on certain shipments of rice from the U.S.  Higher operating expenses during 2006 were partially related to higher fuel prices.  However, fuel surcharges on our transatlantic service during that period, which are recognized in revenue, substantially offset that service’s higher fuel costs.  During the third quarter of 2006, we re-evaluated the transatlantic service and decided to reduce the capacity of that service from two LASH vessels to one during the fourth quarter due to the aforementioned changes in the market.  See the Liquidity and Capital Resources section for further discussion of restructuring of the transatlantic liner service.

Time Charter Contracts: The increase in this segment’s gross voyage profit from $27.8 million in 2005 to $29.9 million in 2006 was primarily due to the addition of our fifth U.S. flag PCTC in September of 2005.  The increase in gross voyage profit was partially offset by our Coal Carrier being out of service for 170 days in 2006 for capital improvements and for a periodic special survey as required for classification standards.  The capital improvements were necessary to replace some of the vessel’s steel as part of the special survey.  Additionally, the special survey, including drydocking, was originally scheduled for 2007, but was instead performed concurrently with the capital improvements for economic efficiency.  The vessel returned to service in June of 2006 and continued its firm time charter employment through the end of the year.  Although the vessel substantially fulfilled its obligation under the time charter contract, it was not available for further utilization by the charter or for commercial hire, as it was during 2005, due to the time out of service.

Contract of Affreightment: Gross voyage profit for this segment decreased from $4.7 million in 2005 to $4.1 million in 2006.  This segment, which consists of a contract associated with our Molten Sulphur Carrier, was impacted by less available tonnage above the contract minimum in 2006 as compared to 2005.

Rail-Ferry Service:  Gross voyage results before impairment loss for this segment improved slightly from a loss of $6.7 million in 2005 to a loss of $5.1 million in 2006.  Improved operations resulting from higher cargo volumes were mostly offset by higher depreciation related to capital improvements to the terminal in New Orleans, which began operating in the second half of 2005, and to the vessels used in the service in late 2005 and early 2006.  The increase in the depreciation of the terminal in New Orleans only affected the first half of 2006 because the net investment in that terminal was written-down to zero at the end of the second quarter of 2006 when we determined that it was impaired.  We will not begin depreciating the terminal in Mobile until it is completed, which is expected to be in the beginning of the second quarter of 2007.

The impairment loss of $8.9 million recorded in the second quarter of 2006 was related to our investment in the Rail-Ferry Service’s terminal in New Orleans located on the MR-GO.  After Hurricane Katrina struck the Gulf Coast in 2005, dredging of the MR-GO was indefinitely suspended by the Army Corps of Engineers, effectively closing it to long-term deep draft shipping.  This resulted in our decision to relocate our Rail-Ferry Service’s U.S. terminal operations from New Orleans to Mobile, Alabama, which we expect to occur by the beginning of the second quarter of 2007.  After reviewing the options available to us for utilization of the assets that will remain at the New Orleans terminal following the relocation, we determined that our net investment of $8.9 million in those assets was impaired.  The estimated cost and funding of the new terminal being constructed in Mobile are discussed in the Liquidity and Capital Resources section later in this report.

Other: Gross voyage profit for this segment decreased from $1.5 million in 2005 to $396,000 in 2006 primarily due to nonrecurring expenses in 2006 of $1.9 million related to terminating the lease of an intermodal terminal facility in Memphis, Tennessee. The facility was previously used in our Liner Services segment.  We have been monitoring the cargo being processed through that facility and evaluating other uses for the facility, and late in 2006, we decided to terminate the lease.

Other Income and Expenses

Administrative and general expenses increased 16.9% from $16.1 million in 2005 to $18.8 million in 2006.  The increase was primarily associated with one-time costs related to the relocation of our corporate headquarters, higher fees for professional services, and employee bonus expenses.

The gain on the sale of other assets of $5.1 million in 2006 primarily related to the sale of one of our LASH vessels and certain LASH barges previously utilized in our Liner Services segment.  The gain on the sale of other assets of $584,000 in 2005 primarily related to the sale of 67 LASH barges no longer needed for operations.

Interest expense increased 15.8% from $9.6 million in 2005 to $11.1 million in 2006.  The increase was primarily due to new financing agreements entered into in the fourth quarter of 2005 associated with the acquisition of a PCTC and our share of the cost of the improvements to the New Orleans Rail-Ferry terminal.  Higher interest rates on our variable rate loans also contributed to the increase during the year.  Of our $149.2 million of long-term debt outstanding as of December 31, 2006, $66.7 million is subject to variable interest rates.  Reductions in interest expense resulting from the repurchase of $12.5 million of our 7¾% Senior Notes in 2006 and regularly scheduled payments on outstanding debt partially offset the increase.

The gain on sale of investments in 2006 of $23.1 million was primarily related to the sale of our 26.1% investment in Belden Shipholding Pte Ltd (“BSH”), a company that owns and operates cement carrier vessels. In November of 2006, we sold our investment in BSH for $27.5 million pursuant to an unsolicited offer.  In 2005, the gain on sale of investments of $287,000 was related to the sale of stock from the portfolio of investments held by our captive insurance company.

Investment income increased from $1.1 million in 2005 to $1.4 million in 2006 primarily as a result of higher interest rates, partially offset by a decrease in the overall average balance of funds invested during the full year in 2006.

Loss on early extinguishment of debt of $248,000 reported in 2006 was due to the retirement of $12.5 million of our 7¾% Senior Notes at a slight premium.  The loss of $68,000 reported in 2005 was due to the early retirement of one of our loans, offset by the retirement at a slight discount of $18.5 million of our 7¾% Senior Notes.

Income Taxes

In December of 2004, we made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the new tonnage tax regime, which became effective for us on January 1, 2005.  Primarily because of the changes resulting from the Jobs Creation Act, our federal tax benefit on our Loss from Continuing Operations for 2006 varied from the provision that would have been recorded using our statutory federal tax rate of 35%.  We recorded a benefit for federal income taxes of $1.1 million on our $11.2 million of Income from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in 2006.  Our effective tax rate of (8.97%) reflects losses in our segments subject to the statutory rate, a tax liability on the shipping income from our foreign subsidiaries offset by a reduction to the valuation allowance on our foreign accumulated deficit, and the results of our international U.S. flag operations taxed at the lower tonnage tax rate.

We recorded a benefit for federal income taxes of $2.5 million on our $2 million of Income from Continuing Operations Before Equity in Net Income of Unconsolidated Entities in 2005.  We would have recognized a tax provision during the period if we were still subject to the 35% statutory rate.  However, income from our subsidiaries whose ships qualify for tonnage tax treatment had an effective tax rate of only 1.67% for the period, which only slightly offset the tax benefit on the losses generated by a subsidiary whose ships do not qualify for tonnage tax treatment.  This resulted in a tax benefit for a period in which we reported pre-tax income.  For a discussion of the Jobs Creation Act and its estimated effect on our results of operations, see Note G – Income Taxes of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-18.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $3.8 million in 2005 to $4.7 million in 2006.  Our 50% investment in a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers contributed $4.2 million before taxes in 2006 compared to $3.1 million before taxes in 2005 reflecting higher charter rates.  After taxes, this investment contributed $4.1 million and $2 million during 2006 and 2005, respectively, which was net of taxes of $65,000 in 2006 and $1.1 million in 2005.  During 2006, changes in tax regulations resulted in the earnings from this investment being treated as shipping income effective January 1, 2006, which allowed us to utilize our foreign accumulated deficit for which an existing tax valuation allowance was previously recorded.  The earnings from this investment were treated as personal holding income during 2005, and could not offset the foreign accumulated deficit.

Our 26.1% investment in a Cement Carrier company contributed $828,000 before taxes in 2006 compared to $2.5 million before taxes including a pre-tax gain of $1.2 million from our share of the sale of certain vessels in 2005.  After taxes, this investment contributed $631,000 and $1.9 million during 2006 and 2005, respectively, which was net of taxes of $197,000 in 2006 and $606,000 in 2005.  In the fourth quarter of 2006, we sold our investment in the Cement Carrier company as discussed earlier.

Discontinued Operations

In 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  The sale of these assets resulted in a net loss before taxes of $769,000.  Losses from operations before taxes were $1.1 million in 2005.

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

Contract of Affreightment: Gross voyage profit for this segment decreased from $5.4 million in 2004 to $4.7 million in 2005 due to higher operating expenses, primarily fuel costs, in 2005.  Although the contract for the vessel operating in this segment includes provisions to escalate freight rates based on increases in fuel costs, that rate escalation occurs annually in September.  Therefore, operating expenses for periods in which fuel prices increase will be higher for the time before rates escalate.  However, periods in which fuel prices decrease will benefit from the escalation since it is based on the previous year’s costs.

Rail-Ferry Service: Gross voyage loss for this segment increased from a loss of $4.3 million in 2004 to a loss of $6.7 million in 2005.  This service was forced to cease operations due to the effect of Hurricane Katrina from the end of August of 2005 through November 10, 2005, when we resumed partial operations.  We estimate that revenues lost in 2005, because of the suspension of service, were approximately $1.7 million and other costs related to the service interruption were approximately $832,000, resulting in an estimated direct impact of the hurricane on this service during the year of approximately $2.5 million.

The service experienced some out of service days before Hurricane Katrina due to operational delays related to the move of our domestic operations from Mobile, Alabama, to New Orleans, Louisiana, that also contributed to the increased losses in 2005 compared to 2004.

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

The gain on sale of investment in 2005 of $287,000 and loss on sale of investment in 2004 of $623,000 was related to the sale of stock from our portfolio of investments held by our captive insurance company.

Investment income increased from $691,000 in 2004 to $1.1 million in 2005 as a result of an increase in the balance of funds invested in 2005, primarily due to cash proceeds received from the sale of preferred stock completed in January of 2005.

Loss on early extinguishment of debt of $68,000 reported in 2005 was due to the early retirement of one of our loans, offset by the retirement at a slight discount of $18.5 million of our 7¾% Senior Notes due in 2007.  The loss of $361,000 reported in 2004 was due to the early retirement of debt associated with our Molten Sulphur Carrier, as well as the retirement of $410,000 of our 7¾% Senior Notes at a slight premium.

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

Discontinued Operations

In 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  The sale of these assets resulted in a net loss before taxes of $769,000.   Losses from operations before taxes were $1.1 million in 2005 and $629,000 in 2004.

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

Our working capital decreased from $16.1 million at December 31, 2005, to $4.1 million at December 31, 2006, primarily due to the $40 million balance of our 7¾% Senior Notes due in October of 2007 becoming a current liability in October of 2006, offset by cash proceeds received during the fourth quarter of 2006 from asset and investment sales.  Cash and cash equivalents increased during 2006 by $28.1 million to a total of $44.3 million.  This increase was due to cash provided by operating activities of $23 million and by investing activities of $27.5 million, partially offset by cash used for financing activities of $22.4 million. Of the $84.7 million in current liabilities at December 31, 2006, $50.3 million related to current maturities of long-term debt, including $40 million for the 7¾% Senior Notes.

Operating activities generated positive cash flow after adjusting net income of $17 million for non-cash provisions such as depreciation, amortization, impairment loss and gains on sales of assets and investments.  Cash provided by operating activities of $23 million also included a decrease in accounts receivable of $12.3 million primarily due to the timing of collections of receivables from the MSC and U.S. Department of Transportation, offset by an decrease in accounts payable and accrued liabilities of $12.1 million primarily due to the timing of payments for operating expenses and capital improvements accrued at December 31, 2005 that were paid in 2006.  Also included was $8.4 million of cash used to cover payments for vessel drydocking costs in 2006, offset by cash distributions of $1.5 million received from our investments in unconsolidated entities and lease incentive obligations related to the relocation of corporate headquarters of $2.8 million.

Cash provided by investing activities of $27.5 million included proceeds from the sales of assets, our investment in an unconsolidated entity and marketable securities, a return of capital from one of our unconsolidated investments, and the release of $6.5 million of restricted cash from escrow previously required under an operating lease agreement that now is being satisfied with a letter of credit.  These sources of cash were offset by the use of $21.8 million of cash for the purchase of a vessel and capital improvements to some of our vessels and our Rail-Ferry Service U.S. terminal.  During 2006, the State of Louisiana and City of New Orleans reimbursed $2.6 million of the cost of the terminal improvements, some of which were incurred in 2005.  As of December 31, 2006, the State of Louisiana and City of New Orleans had fulfilled their obligation to us of $17 million for their portion of the cost of the New Orleans terminal.

Cash used for financing activities of $22.4 million included regularly scheduled debt payments of $10.3 million, $10 million for repayment of draws on our line of credit, $12.5 million for the repurchase of some of our 7¾% Senior Notes at a small premium, and $2.4 million for preferred stock dividend payments.  These uses of cash were partially offset by $10 million from draws on our line of credit, the $2.6 million received from the State of Louisiana and City of New Orleans mentioned earlier, and proceeds of $465,000 from the issuance of common stock pursuant to the exercise of stock options.

As of December 31, 2006, $6.6 million of our $50 million revolving credit facility, which expires in December of 2009, was pledged as collateral for letters of credit.  The remaining $43.4 million was available as of December 31, 2006.

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

Debt and Lease Obligations

We operate several vessels under operating leases, including three PCTCs, a Breakbulk Multi-purpose vessel, a Container vessel and a Tanker vessel.  We also conduct certain of our operations from leased office facilities and use certain transportation and other equipment under operating leases.

The following is a summary of the scheduled maturities by period of our debt and lease obligations that were outstanding as of December 31, 2006:

Debt and lease obligations (000’s)	2007	2008	2009	2010	2011	Thereafter
Long-term debt (including current maturities)	$ 50,282	$ 10,275	$ 10,275	$ 10,275	$ 10,590	$ 57,567
Interest payments	9,436	6,215	5,542	4,878	4,214	6,929
Operating leases	17,199	17,217	16,410	15,155	11,313	46,348
Total by period	$ 76,917	$ 33,707	$ 32,227	$ 30,308	$ 26,117	$ 110,844

We are considering various options to repay our outstanding 7¾% Senior Notes before they mature in October of 2007.  Those options include repayment with cash available as of December 31, 2006 and cash generated from operating activities and anticipated asset sales during 2007 and, if necessary, the use of amounts available under our line of credit.  The table above includes approximately $40 million due in the fourth quarter of 2007 on these Notes, which was the outstanding balance at December 31, 2006.

Debt Covenant Compliance Status

 As of December 31, 2006, we met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratio requirements, and believe we will continue to meet these requirements throughout 2007, although we can give no assurance to that effect.

Restructuring of Liner Services and Disposition of Certain LASH Assets

For the reasons described below, we made a decision in the fourth quarter of 2006 to dispose of certain of our LASH Liner Service assets, and we believe we can do so on a basis that will generate cash and a profit on the disposition of the assets, while improving our future operating results.

The Liner Service segment, which includes the TransAtlantic LASH service and the U.S. flag LASH service, generated a gross voyage loss of $8.7 million in 2006.  The TransAtlantic service was affected by a decline in the availability of eastbound cargo throughout the year.  Most recently, eastbound shipments were further affected by the

European Union’s embargo on certain shipments of rice from the U.S., which usually account for a significant portion of our eastbound cargo.  These circumstances have led to our decision to restructure this service.

Previously, the TransAtlantic service utilized two LASH vessels, a feeder LASH vessel, and a fleet of LASH barges.  During September of 2006, we placed one of the LASH vessels in a lay-up status, resulting in the service operating with one LASH vessel, the feeder LASH vessel and related barges.  In the fourth quarter of 2006, we sold the LASH vessel in lay-up along with 75 barges and recognized a gain of $4.9 million.  In the fourth quarter of 2006, we also entered into a memorandum of agreement to sell our feeder LASH vessel along with fifteen LASH barges near the end of the first quarter or beginning of the second quarter of 2007, and as of December 31, 2006, the book value of those assets was included in asset held for disposal.  We currently expect to operate our TransAtlantic service with its remaining assets through the third quarter of 2008 as long as firm profitable commitments are in place with shippers, and we are planning to sell the remaining assets after the third quarter of 2008.

The results of the U.S. flag LASH service have also been adversely affected by increased operating costs attributable to vessel maintenance and increased fuel cost.  We are considering various options for this service, including continued operations or a possible sale of the LASH vessel and related barges.  We currently plan to operate the service as long as we generate a positive cash flow.

Total net proceeds from the sales of the assets associated with the restructuring of the TransAtlantic LASH service and estimated proceeds from the possible future sale of the U.S. flag LASH service assets in total could range from $28 million to $33 million.  Of this amount, we have received $12.2 million in 2006 and would receive the remainder in 2007 if we decide to sell the U.S. flag LASH service assets.  Because our reported book values for these assets are based on historical costs rather than the current market value, we could also recognize gains over that period in excess of $11 million including the $4.9 million recognized in 2006.  In addition to generating cash, we believe that restructuring our LASH services will improve operating results from that segment, thereby improving our financial performance.  We are actively investigating various investment opportunities to maximize the utilization of the proceeds from the disposition of the LASH assets.

Throughout 2006, we were evaluating whether to continue to operate our intermodal terminal facility in Memphis, Tennessee, because the volume of cargo from our LASH liner services moving through that facility decreased as the cargo carried by those services declined.  In December of 2006, we terminated the lease of that facility and made a final payment of $1.9 million in January of 2007.

Rail-Ferry Service Expansion

This service provides a unique combination of rail and water ferry service between the U.S. Gulf and Mexico.  The low operating profit margin generated by this service makes higher cargo volumes necessary to achieve meaningful levels of cash flow and profitability.  The capacity of the vessels operating in our Rail-Ferry Service defines the maximum revenues and, in turn, the cash flow and gross profits that can be generated by our Rail-Ferry Service segment.  Therefore, in 2005, we began making capital investments to essentially double the capacity of the service, including the construction of second decks to be added to each of the ships.  Also in 2005, the State of Louisiana and City of New Orleans provided incentives to us to move our U.S. terminal operations from Mobile, Alabama to New Orleans.  We then began making improvements to the U.S. terminal in New Orleans necessary to utilize the second decks, which were previously scheduled to be completed and installed by October of 2005.  We also invested in a transloading and storage facility in New Orleans near the terminal and are making improvements to the terminal in Mexico.  Operations commenced from the New Orleans terminal on the MR-GO in June of 2005 with the double ramp necessary to utilize the second decks expected to be completed in October of that year.  As discussed earlier, the effects of Hurricane Katrina in 2005 necessitated the decision to move the U.S. operations back to Mobile where a new terminal is under construction.  These events have delayed the completion of the expansion project until the first half of 2007 when we expect the ships to be operating with the second deck capacity.  Once completed, we believe that this expansion will significantly reduce our cost per unit of cargo carried and significantly increase our cash flow if we are able to book substantially all of the additional capacity.  While we can give no assurance at this time that we will be successful in doing so, we believe that the market will sustain these vessels for the foreseeable future.  We believe that the Rail-Ferry Service’s strong trade support in 2005 and 2006 warrants the program expansion.  However, in the event that market conditions change, the vessels could be reassigned to other business subject to retrofitting.

We estimate the total cost of the second decks to be approximately $20 million, and we had incurred approximately $13.6 million through December 31, 2006.  The estimated cost of the Mobile terminal is approximately $24 million, of which $10 million will be funded by a grant from the State of Alabama. The remaining $14 million will be financed by the Alabama State Docks at below market rates and repaid over the ten-year terminal lease.  We estimate that our share of the cost of the improvements to the Mexican terminal will be approximately $6.3 million, and we had funded $3.2 million through December 31, 2006.  Our investment in the transloading and storage facility was approximately $1.8 million as of December 31, 2006.

The cost of our investment in the transloading and storage facility company in New Orleans is reported as an investment in unconsolidated entities of $1.8 million as of December 31, 2006.  As of December 31, 2006, we had also loaned $2.2 million to that company reported as due from related parties for the long-term portion and other current assets for the current portion.

We have a 49% interest in the company that owns the terminal in Mexico, and 30% of the advances to that company for our share of the cost of the terminal are accounted for as capital contributions with the remaining 70% accounted for as a loan to that company.  As of December 31, 2006, we had advanced $3.2 million including $950,000 reported as an investment in unconsolidated entities and $2.2 million reported as due from related parties for the long-term portion and other current assets for the current portion.

As discussed earlier, we recorded an impairment loss of $8.9 million in the second quarter of 2006 to write-down our net investment in our Rail-Ferry terminal currently located in New Orleans, Louisiana on the MR-GO.  That waterway was effectively closed for long-term deep draft shipping when Congress indefinitely suspended dredging after Hurricane Katrina.  This resulted in the need for us to relocate the U.S. operations of the Rail-Ferry Service to Mobile, Alabama, which will occur during the second quarter of 2007.

We have a lease with the Port of New Orleans for the New Orleans terminal.  We are pursuing opportunities to take advantage of our leasehold improvements after the Rail-Ferry Service relocates in 2007.  In this connection, we are actively pursuing a number of alternatives:

1.

Negotiating with the Port of New Orleans to amend the lease terms to allow other commercial uses of the facility.

2.

Having discussions with third parties who may have an interest in utilizing the facility.

3.

Closely following and urging Congress to pass pending legislation that would call for the federal government to pay mitigating damages to parties that must relocate from the MR-GO to other locations in the Gulf Opportunity Zone.

On our December 31, 2006 balance sheet, the cost of the New Orleans terminal has been written-down to the $17 million funded by the State and the City, which is reported in leasehold improvements.  The reimbursements to us from the State and the City are recorded as deferred credits, net of accumulated amortization, under lease incentive obligation for the long-term portion and accounts payable and accrued liabilities for the current portion.  The $17 million of leasehold improvements and $17 million of deferred credits are being amortized over the 10-year lease term, which began in the third quarter of 2005, resulting in no net effect on net income after the write-down of the leasehold improvements in the second quarter.  If the lease of the New Orleans terminal were terminated, there would be no effect on net income because the unamortized leasehold improvements and deferred credits offset each other.

Our investment in the New Orleans terminal was funded with the proceeds from a financing agreement.  The lender has the ability to utilize certain tax credits associated with profitable operations at that location.  However, if we are not able to operate a profitable service from that location, the lender could lose the associated tax credits, and we could be required to repay the unamortized balance of the loan before its scheduled maturity, which is currently approximately $13.9 million.  If the lender is then also unable to identify another means of utilizing those tax credits, we could potentially be required to compensate them for the value of those tax credits to them, which is currently approximately $4.9 million.  We believe we have sufficient liquidity to fund these payments if that should become necessary.

The transloading and storage facility located in New Orleans discussed earlier earns substantially all of its revenue from business with our Rail-Ferry Service.   Therefore, our share of future earnings from that investment will be significantly affected when the Rail-Ferry Service moves from New Orleans to Mobile.  Together with the other 50% owner of that company, we are reviewing possible ways to recover that investment including sub-letting or selling the property.  We estimate that our share of the current market value of the property will exceed our $1.8 million investment and the $2.2 million loan due from that company.

Relocation of Corporate Headquarters

In addition to the incentives for relocating our Rail-Ferry Service’s terminal discussed earlier, the State of Alabama and the City and County of Mobile have provided incentives totaling $6.8 million to us to relocate our corporate headquarters from New Orleans to Mobile.  Early in the third quarter of 2006, we entered into a lease for office space in a building currently under construction in Mobile that we expect to occupy in the second quarter of 2007.  As of December 31, 2006, we have received $2.8 million as an incentive from the lessor of the office building, which has been recorded as a deferred credit on our balance sheet to be amortized over the lease term reducing our lease expenses.  We expect the incentives from the State of Alabama and the City and the County of Mobile, including the incentive from the lessor of the office building, to offset most of the cash expenditures related to the relocation of the corporate headquarters, including the cost to terminate our existing office leases but excluding the cost of making leasehold improvements to the Mobile office, which could be as much as $1 million.  However, our results of operations for the fourth quarter of 2006 were negatively impacted by approximately $1 million, and we expect our results of operations for 2007 to be negatively impacted by approximately $1.9 million primarily because the revenue associated with the lease incentive of $2.8 million will be recognized over the 20-year term of the new lease agreement.

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

As permitted by Statement No. 123, we previously accounted for share-based payments to employees using APB Opinion No. 25 and as such no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards.  The future impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note F – Employee Benefit Plans of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-15.

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

In September of 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end.  SFAS No. 158 does not change the determination of net periodic benefit cost included in net income or the measurement issues associated with benefit plan accounting.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  We have adopted SFAS No. 158 and the effect of this statement as of December 31, 2006 on our financial position was an increase to recorded liabilities of $2.768 million, an increase to deferred tax assets of $8,000, and a decrease in Other Accumulated Comprehensive Income of $2.760 million.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk.  We utilize derivative financial instruments including interest rate swap agreements and forward exchange contracts, and in the past we have also utilized commodity swap agreements to manage certain of these exposures.  We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation.  We neither hold nor issue financial instruments for trading purposes.

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2006, approximated carrying value due to its short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt, including current maturities, was estimated to be $149.5 million compared to a carrying value of $149.2 million.  The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to our long-term debt at December 31, 2006, would be approximately $844,000 or 0.6% of the carrying value.

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

The fair value of these agreements at December 31, 2006, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is an asset of $959,000.  A hypothetical 10% decrease in interest rates as of December 31, 2006 would have resulted in a $238,000 liability.

Commodity Price Risk

As of December 31, 2006, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2007 fuel requirements for our Liner Services or Rail-Ferry Service segments.  We have fuel surcharges in place for our foreign flag LASH Liner Service and our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2007.  If we had commodity swap agreements, they would be structured to reduce our exposure to increases in fuel prices, however, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A hypothetical 20% increase in the price of fuel for the period January 1, 2006 through December 31, 2006 would have resulted in an increase of approximately $4.1 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.66 in our earnings per share before taxes based on the shares of our common stock outstanding as of December 31, 2006.  However, a significant portion of that price increase would have been passed on to our customers through the aforementioned fuel surcharges during the same period.

Foreign Exchange Rate Risk

We have entered into foreign exchange contracts to hedge certain firm purchase commitments with varying maturities throughout 2007.  The fair value of these contracts at December 31, 2006, is an asset of $194,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates applicable to these contracts at December 31, 2006, is an asset of $597,000.

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

ITEM 9b.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer.  Interested persons may obtain a copy of our Code of Business Conduct and Ethics without charge by writing to International Shipholding Corporation, Attention: Manuel G. Estrada, Vice President and Chief Financial Officer, 1700 Poydras Center, 650 Poydras Street, New Orleans, LA 70130 through April 30, 2007 and after that date to Mr. Estrada at 11 North Water Street, RSA Battle House Tower, 18th Floor, Mobile, Alabama 36602.  A copy is also available on the Investor Relations section of our website at www.intship.com.

The information relating to Directors and Executive Officers called for by Item 10 is incorporated herein by reference to Item 4a, Executive Officers and Directors of the Registrant.  The remaining information called for by Item 10 is included on pages 6, 7, 8 and 14 of our definitive proxy statement dated March 13, 2007, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is included on pages 10 through 13 of our definitive proxy statement dated March 13, 2007, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is included on pages 2 through 6 of our definitive proxy statement dated March 13, 2007, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is included on pages 2 through 6 and page 13 of our definitive proxy statement dated March 13, 2007 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is included on page 9 of our definitive proxy statement dated March 13, 2007 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.

Financial Statements

The following financial statements and related notes are included on pages F-1 through F-31 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

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

(4.6)

Specimen of 6.0% Convertible Exchangeable Preferred Stock Certificate (filed with the Securities and Exchange Commission as Exhibit 4.6 to Pre-Effective Amendment No. 3, dated December 23, 2004 and filed with the Securities and Exchange Commission on December 23, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(4.7)

Certificate of Designations of the 6.0% Convertible Exchangeable Preferred Stock of the Registrant filed with the Delaware Secretary of State on January 5, 2005 (filed as Exhibit 3.3 hereto and incorporated herein by reference)

(10.1)

Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, HSBC Bank PLC, as Facility Agent, DnB NOR Bank ASA, as Documentation Agent, Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.2)

Credit Agreement, dated as of December 6, 2004, by and among LCI Shipholdings, Inc., Central Gulf Lines, Inc. and Waterman Steamship Corporation, as Borrowers, the banks and financial institutions listed therein, as Lenders, Whitney National Bank, as Administrative Agent, Security Trustee and Arranger, and the Registrant, Enterprise Ship Company, Inc., Sulphur Carriers, Inc., Gulf South Shipping PTE Ltd. and CG Railway, Inc., as Guarantors (filed with the Securities and Exchange Commission as Exhibit 10.3 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.3)

Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and Arranger, and Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

(10.4)

Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.5)

Consulting Agreement, dated January 1, 2006, between the Registrant and Niels W. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.6)

Summary of Executive Officers’ Salaries for 2006 (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.7)

International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.8)

Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options under the International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.9)

Description of Non-Management Director Compensation (filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.10)

Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(21.1)

Subsidiaries of International Shipholding Corporation

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

March 9, 2007

By

______________________________

Manuel G. Estrada

Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTERNATIONAL SHIPHOLDING CORPORATION

(Registrant)

/s/ Erik F. Johnsen

March 9, 2007

By

____________________________

Erik F. Johnsen

Chairman of the Board, Director and

Chief Executive Officer

/s/ Niels M. Johnsen

March 9, 2007

By

____________________________

Niels M. Johnsen

President and Director

/s/ Erik L. Johnsen

March 9, 2007

By

____________________________

Erik L. Johnsen

Executive Vice President and Director

/s/ Niels W. Johnsen

March 9, 2007

By

____________________________

Niels W. Johnsen

Director

/s/ Harold S. Grehan, Jr.

March 9, 2007

By

____________________________

Harold S. Grehan, Jr.

Director

/s/ Raymond V. O’Brien, Jr.

March 9, 2007

By

____________________________

Raymond V. O’Brien, Jr.

Director

/s/ Edwin Lupberger

March 9, 2007

By

____________________________

Edwin Lupberger

Director

/s/ Edward K. Trowbridge

March 9, 2007

By

____________________________

Edward K. Trowbridge

Director

/s/ H. Merritt Lane, III

March 9, 2007

By

____________________________

H. Merritt Lane, III

Director

/s/ Manuel G. Estrada

March 9, 2007

By

____________________________

Manuel G. Estrada

Vice President and Chief Financial Officer

/s/ Ada Pratt Boutchard

March 9, 2007

By

____________________________

Ada Pratt Boutchard

Vice President and Controller

INDEX OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Statements of Income for the years ended

   December 31, 2006, 2005, and 2004

F-3

Consolidated Balance Sheets at December 31, 2006 and 2005

F-4

Consolidated Statements of Changes in Stockholders' Investment

   for the years ended December 31, 2006, 2005 and 2004

F-6

Consolidated Statements of Cash Flows for the years ended

   December 31, 2006, 2005, and 2004

F-7

Notes to Consolidated Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

International Shipholding Corporation

We have audited the accompanying consolidated balance sheets of International Shipholding Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Shipholding Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, as of December 31, 2006, the Company changed its method of accounting for pension and postretirement benefits.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 23, 2007

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)

	Year Ended December 31,
	2006	2005	2004
Revenues	$ 274,881	$ 262,156	$ 259,164

Operating Expenses:
Voyage Expenses	230,510	213,997	212,860
Vessel and Barge Depreciation	23,735	22,379	18,258
Impairment Loss	8,866	-	-
Gross Voyage Profit	11,770	25,780	28,046

Administrative and General Expenses	18,765	16,052	15,536
(Gain) Loss on Sale of Assets	(5,125)	(584)	7
Operating (Loss) Income	(1,870)	10,312	12,503

Interest and Other:
Interest Expense	11,147	9,626	10,585
(Gain) Loss on Sale of Investments	(23,058)	(287)	623
Investment Income	(1,397)	(1,111)	(691)
Loss on Early Extinguishment of Debt	248	68	361
	(13,060)	8,296	10,878

Income from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	11,190	2,016	1,625

(Benefit) Provision for Income Taxes:
Current	-	129	-
Deferred	(1,137)	(2,609)	(6,946)
State	4	23	23
	(1,133)	(2,457)	(6,923)

Equity in Net Income of Unconsolidated Entities (Net of Applicable Taxes)	4,725	3,793	4,646

Income from Continuing Operations	17,048	8,266	13,194

Loss from Discontinued Over-the-Road Transportation Operations
(Net of Applicable Taxes)	-	(1,270)	(409)

Net Income	$ 17,048	$ 6,996	$ 12,785

Preferred Stock Dividends	2,400	2,367	-

Net Income Available to Common Stockholders	$ 14,648	$ 4,629	$ 12,785

Basic and Diluted Earnings Per Common Share:
Net Income Available to Common Stockholders - Basic
Continuing Operations	$ 2.40	$ 0.97	$ 2.17
Discontinued Operations	-	(0.21)	(0.07)
	$ 2.40	$ 0.76	$ 2.10
Net Income Available to Common Stockholders - Diluted
Continuing Operations	$ 2.39	$ 0.96	$ 2.17
Discontinued Operations	-	(0.21)	(0.07)
	$ 2.39	$ 0.75	$ 2.10

Weighted Average Shares of Common Stock Outstanding:
Basic	6,116,036	6,083,005	6,082,887
Diluted	6,122,578	6,114,510	6,092,302

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
ASSETS	2006	2005

Current Assets:
Cash and Cash Equivalents	$44,273	$16,178
Marketable Securities	6,545	6,614
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $216 and $184 in 2006 and 2005:
Traffic	13,348	22,649
Agents'	3,948	4,929
Claims and Other	8,889	10,990
Federal Income Taxes Receivable	322	324
Deferred Income Tax	67	149
Net Investment in Direct Financing Leases	4,400	3,923
Other Current Assets	2,798	4,432
Material and Supplies Inventory, at Lower of Cost or Market	3,508	3,575
Current Assets Held for Disposal	681	55
Total Current Assets	88,779	73,818

Investment in Unconsolidated Entities	12,409	14,926

Net Investment in Direct Financing Leases	70,497	74,642

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	376,802	366,026
Leasehold Improvements	20,054	29,319
Other Equipment	2,077	2,077
Furniture and Equipment	3,037	3,762
	401,970	401,184
Less - Accumulated Depreciation	(175,033)	(151,640)
	226,937	249,544

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $11,114 and $10,968 in 2006 and 2005, Respectively	14,577	13,839
Acquired Contract Costs, Net of Accumulated Amortization
of $25,796 and $24,341 in 2006 and 2005, Respectively	4,729	6,185
Restricted Cash	-	6,541
Due from Related Parties	4,015	1,600
Other	6,099	8,412
	29,420	36,577

	$428,042	$449,507

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$50,250	$10,275
Accounts Payable and Accrued Liabilities	34,418	47,423
Total Current Liabilities	84,668	57,698

Billings in Excess of Income Earned and Expenses Incurred	700	4,062

Long-Term Debt, Less Current Maturities	98,984	161,720

Other Long-Term Liabilities:
Deferred Income Taxes	11,837	13,169
Lease Incentive Obligation	17,890	14,450
Other	22,673	20,140
	52,400	47,759

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	37,554	37,554

Stockholders' Investment:
Common Stock, $1.00 Par Value, 10,000,000 Shares
Authorized, 6,792,630 and 6,759,730 Shares Issued at
December 31, 2006 and 2005, Respectively	6,793	6,760
Additional Paid-In Capital	54,927	54,495
Retained Earnings	101,992	87,344
Less - 673,443 Shares of Common Stock in Treasury,
at Cost, at December 31, 2006 and 2005	(8,704)	(8,704)
Accumulated Other Comprehensive (Loss) Income	(1,272)	819
	153,736	140,714

	$428,042	$449,507

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
(All Amounts in Thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance at December 31, 2003	$ 6,756	$ 54,450	$ 69,930	$ (8,704)	$ (1,065)	$ 121,367

Comprehensive Income:
Net Income for Year Ended December 31, 2004	-	-	12,785	-	-	12,785

Other Comprehensive Income:
Recognition of Unrealized Holding Loss on Marketable
Securities, Net of Deferred Taxes of $216	-	-	-	-	402	402

Unrealized Holding Gain on Marketable Securities,
Net of Deferred Taxes of $118	-	-	-	-	220	220

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of $366	-	-	-	-	680	680
Total Comprehensive Income						14,087
Balance at December 31, 2004	$ 6,756	$ 54,450	$ 82,715	$ (8,704)	$ 237	$ 135,454

Comprehensive Income:
Net Income for Year Ended December 31, 2005	-	-	6,996	-	-	6,996

Other Comprehensive (Loss) Income:
Recognition of Unrealized Holding Gain on Marketable
Securities, Net of Deferred Taxes of ($88)	-	-	-	-	(163)	(163)

Unrealized Holding Gain on Marketable Securities,
Net of Deferred Taxes of $224	-	-	-	-	416	416

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of ($91)	-	-	-	-	329	329
Total Comprehensive Income						7,578

Preferred Stock Dividends	-	-	(2,367)	-	-	(2,367)

Options Exercised	4	45	-	-	-	49
Balance at December 31, 2005	$ 6,760	$ 54,495	$ 87,344	$ (8,704)	$ 819	$ 140,714

Comprehensive Income:
Net Income for Year Ended December 31, 2006	-	-	17,048	-	-	17,048

Other Comprehensive (Loss) Income:
Recognition of Unrealized Holding Gain on Marketable
Securities, Net of Deferred Taxes of ($111)	-	-	-	-	(206)	(206)

Unrealized Holding Gain on Marketable Securities,
Net of Deferred Taxes of $117	-	-	-	-	219	219

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of $176	-	-	-	-	656	656

Adjustment to Initially Apply SFAS No. 158, Net of
Deferred Taxes of ($8)	-	-	-	-	(2,760)	(2,760)
Total Comprehensive Income						14,957

Preferred Stock Dividends	-	-	(2,400)	-	-	(2,400)

Options Exercised	33	432	-	-	-	465
Balance at December 31, 2006	$ 6,793	$ 54,927	$ 101,992	$ (8,704)	$ (1,272)	$ 153,736

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net Income	$ 17,048	$ 6,996	$ 12,785
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	24,417	23,116	19,420
Amortization of Deferred Charges and Other Assets	7,954	8,071	7,844
Benefit for Deferred Federal Income Taxes	(1,137)	(3,245)	(7,166)
Impairment Loss	8,866	-	-
Equity in Net Income of Unconsolidated Entities	(4,725)	(3,793)	(4,646)
Distributions from Unconsolidated Entities	1,450	3,280	4,542
Proceeds from Lease Incentive Obligations	2,779	-	-
(Gain) Loss on Sale of Assets	(5,125)	(584)	7
Loss on Sale of Assets from Discontinued Operations	-	769	-
Loss on Early Extinguishment of Debt	248	68	361
(Gain) Loss on Sale of Investments	(23,058)	(287)	623
Deferred Drydocking Charges	(8,432)	(5,043)	(7,450)
Changes in:
Accounts Receivable	12,349	(8,185)	7,031
Inventories and Other Current Assets	1,416	722	1,308
Other Assets	2,767	884	1,277
Accounts Payable and Accrued Liabilities	(12,079)	1,802	(3,089)
Federal Income Taxes Payable	(544)	(331)	(1,066)
Billings in Excess of Income Earned and Expenses Incurred	(3,362)	(661)	(548)
Other Long-Term Liabilities	2,149	199	(2,244)
Net Cash Provided by Operating Activities	22,981	23,778	28,989

Cash Flows from Investing Activities:
Net Investment in Direct Financing Leases	3,668	(29,452)	2,151
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(21,799)	(35,000)	(25,565)
Proceeds from Sale of Assets	12,026	3,756	-
Purchase of and Proceeds from Short-Term Investments	552	200	(3,155)
Investment in Unconsolidated Entities	(1,336)	(1,647)	-
Return of Capital of Unconsolidated Entity	2,480	-	-
Proceeds from Sale of Unconsolidated Entity	27,490	-	-
Net Decrease in Restricted Cash Account	6,541	-	865
Net (Increase) Decrease in Related Party Note Receivables	(2,090)	935	-
Other Investing Activities	-	-	115
Net Cash Provided (Used) by Investing Activities	27,532	(61,208)	(25,589)

Cash Flows from Financing Activities:
Proceeds from Issuance of Preferred Stock	-	37,725	-
Proceeds from Issuance of Common Stock	465	49	-
Proceeds from Issuance of Debt	10,000	48,000	29,000
Repayment of Debt	(32,761)	(54,095)	(29,920)
Additions to Deferred Financing Charges	(175)	(421)	(766)
Preferred Stock Dividends Paid	(2,400)	(2,367)	-
Reimbursements for Leasehold Improvements	2,613	14,310	-
Other Financing Activities	(160)	(106)	(82)
Net Cash (Used) Provided by Financing Activities	(22,418)	43,095	(1,768)

Net Increase in Cash and Cash Equivalents	28,095	5,665	1,632
Cash and Cash Equivalents at Beginning of Year	16,178	10,513	8,881

Cash and Cash Equivalents at End of Year	$ 44,273	$ 16,178	$ 10,513

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

Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest or otherwise control its operating and financial activities.  We use the equity method to account for investments in entities in which we hold a 20% to 50% voting interest and have the ability to exercise significant influence over their operating and financial activities, and the cost method to account for investments in entities in which we hold less than 20% voting interest and in which we cannot exercise significant influence over operating and financial activities.

Certain reclassifications have been made to the prior period financial information in order to conform to current year presentation.

Nature of Operations

Through our subsidiaries, we operate a diversified fleet of U.S. and international flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium- to long-term charters or contracts.  At December 31, 2006, our fleet consisted of 28 ocean-going vessels, 720 LASH (Lighter Aboard SHip) barges, and related shoreside handling facilities.  Our strategy is to (i) identify customers with high credit quality and marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire, or construct vessels to meet the requirements of those charters or contracts, (iii) secure financing for the vessels predicated primarily on those charter or contract arrangements, and (iv) provide our customers with reliable, high quality service at a reasonable cost.

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

Maritime Security Program

 The Maritime Security Act, which established the Maritime Security Program (“MSP”), was signed into law in October of 1996 and has been extended to 2015.  As of December 31, 2006, our U.S. flag LASH vessel, five of our Pure Car/Truck Carriers (“PCTCs”), and two of our Container vessels were qualified and received contracts for MSA participation.  Annual payments for each vessel in the MSP program are $2,575,000 in year 2006, $2,600,000 in years 2007 and 2008, $2,900,000 in years 2009 to 2011, and $3,100,000 in years 2012 to 2015, which are subject to annual appropriations and not guaranteed.  We recognize MSP revenue on a monthly basis over the duration of the qualifying contracts.

Cash and Cash Equivalents

We consider highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  The carrying amount approximates fair value for these instruments.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or market.  The first-in, first-out method is used for inventories aboard our vessels, including fuel.  As of December 31, 2006, inventory included approximately $2,456,000 for ordinary maintenance materials and parts and $1,052,000 for operating supplies.  As of December 31, 2005, inventory included approximately $2,628,000 for ordinary maintenance materials and parts and $947,000 for operating supplies.

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

* Includes two Special Purpose vessels, a Molten Sulphur Carrier, a Dockship, and three Container vessels.

At December 31, 2006, our fleet of 28 vessels also included (i) three Roll-On/Roll-Off (“RO/RO”) vessels, which we operate, (ii) a Breakbulk/Multi-Purpose vessel, a Tanker and a Container vessel, which we charter in for one of our services, (iii) four PCTCs which we charter in for our Time Charter contracts, (iv) two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers in which we own a 50% interest.

Costs of all major property additions and betterments are capitalized.  Ordinary maintenance and repair costs are expensed as incurred.  Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired.  Capitalized interest totaled $243,000 for the year ended December 31, 2005.  Capitalized interest was calculated based on our weighted average interest rate on our outstanding debt.  No interest was capitalized in 2006 and 2004.

At December 31, 2006, our fleet also included 720 LASH barges, which are reported at their estimated salvage value.  From time to time, we dispose of barges in the ordinary course of business.

We monitor all of our fixed assets for impairment and perform an impairment analysis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when triggering events or circumstances indicate a fixed asset may be impaired.

Drydocking Costs

We defer certain costs related to the drydocking of our vessels.  Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years) (See Note K).

Deferred Financing Charges and Acquired Contract Costs

We amortize our deferred financing charges and acquired contract costs over the terms of the related financing agreements and contracts (See Note K).

Self-Retention Insurance

We maintain provisions for estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs.  Our policy is to establish self-insurance provisions for each policy year based on estimates from independent actuaries and management, and to generally maintain the provisions at those levels for the estimated run-off period, approximately two years from the inception of that period.  We believe most claims will be reported, or estimates for existing claims will be revised, within this two-year period.  Subsequent to this two-year period, self-insurance

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provisions are adjusted to reflect our current estimate of loss exposure for the policy year.  However, if during this two-year period our estimate of loss exposure exceeds the actuarial estimate, then additional loss provisions are recorded to increase the self-insurance provisions to our estimate of the eventual claims’ settlement cost.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates (See Note E).

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

The American Jobs Creation Act of 2004 (“Jobs Creation Act”), which became effective for our company on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and our foreign flag shipping operations.  In late 2004, we recognized the effects of the Jobs Creation Act on our deferred federal income tax liability as of December 31, 2004, and began recognizing the effects of the Jobs Creation Act in 2005 on income earned beginning January 1, 2005.  We made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under a new “tonnage tax” regime rather than under the usual U.S. corporate income tax regime.  Throughout 2006 and 2005, the U.S. tax on these operations has been based on the tonnage of the vessels, rather than their contribution to our income or profits (See Note G).

Foreign Currency Transactions

Certain of our revenues and expenses are converted into or denominated in foreign currencies, primarily Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso, Indian Rupee, Australian Dollar, and Japanese Yen.  All exchange adjustments are charged or credited to income in the year incurred. An exchange gain of $162,000 was recognized for the year ended December 31, 2006.  Exchange losses of $74,000 and $20,000 were recognized for the years ended December 31, 2005 and 2004, respectively.

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

Earnings Per Share

Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Stock options covering 400,000, 471,600 and 475,000 shares (See Note F) were included in the computation of diluted earnings per share in the years ended December 31, 2006, 2005 and 2004, respectively.  In January of 2005, we issued convertible exchangeable preferred stock, which are convertible into our common stock.  The if-converted effect of this preferred stock is antidilutive.

Derivative Instruments and Hedging Activities

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through Stockholders’ Investment in Other Comprehensive

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (Loss).  We recognize the fair market value of the hedge through earnings at the time of maturity, sale or termination of the hedge.  We currently employ, or have employed in the past, interest rate swap agreements, foreign currency contracts, and commodity swap contracts (See Note O).

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense is recognized for employee stock options issued under the Stock Incentive Plan if the exercise price of the options equals the market price of our stock on the date of grant (See Note F).

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

As permitted by Statement No. 123, we previously accounted for share-based payments to employees using APB Opinion No. 25 and as such no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards.  The future impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note F – Employee Benefit Plans.

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

In September of 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end.  SFAS No. 158 does not change the determination of net periodic benefit cost included in net income or the measurement issues associated with benefit plan accounting.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  We have adopted SFAS No. 158 and the effect of this statement as of December 31, 2006 on our financial position was an increase to recorded liabilities of $2,768,000, an increase to deferred tax assets of $8,000, and a decrease in Other Accumulated Comprehensive Income of $2,760,000.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other New Accounting Pronouncements

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

NOTE B - PROPERTY

Rail-Ferry Service Assets

Our Rail-Ferry Service provides a unique combination of rail and water ferry service between the U.S. Gulf and Mexico.  The low operating profit margin generated by this service makes higher cargo volumes necessary to achieve meaningful levels of cash flow and profitability.  The capacity of the vessels operating in this service defines the maximum revenues and, in turn, the cash flow and gross profits that can be generated by our service.  Therefore, in 2005, we began making capital investments to essentially double the capacity of the service including the construction of second decks to be added to each of the ships.  Also in 2005, the State of Louisiana and City of New Orleans provided incentives to us to move our U.S. terminal operations from Mobile, Alabama to New Orleans.  We then began making improvements to the U.S. terminal in New Orleans necessary to utilize the second decks, which were previously scheduled to be completed and installed by October of 2005.  We also invested in a transloading and storage facility in New Orleans near the terminal and are making improvements to the terminal in Mexico.  Operations commenced from the New Orleans terminal on the Mississippi River Gulf Outlet (“MR-GO”) in June of 2005 with the double ramp necessary to utilize the second decks expected to be completed in October of that year.  The effects of Hurricane Katrina in 2005 necessitated the decision to move the operations to Mobile, Alabama where a new terminal is under construction.  These events have delayed the completion of the expansion project until the first half of 2007, when we expect the ships to be operating with the second deck capacity.

We estimate the total cost of the second decks to be approximately $20,000,000, and we have incurred approximately $13,609,000 through December 31, 2006.  The estimated cost of the Mobile terminal is approximately $24,000,000, of which $10,000,000 will be funded by a grant from the State of Alabama. The remaining $14,000,000 will be financed by the Alabama State Docks at below-market rates and repaid over the ten-year terminal lease.  We estimate that our share of the cost of the improvements to the Mexican terminal will be approximately $6,300,000, and we have funded $3,167,000 through December 31, 2006.  Of the $3,167,000 we have funded, $950,000 was an investment in the company that owns the terminal, in which we have a 49% ownership, and $2,217,000 was a loan to that related party.  Our investment in the transloading and storage facility company was approximately $1,805,000, and we had also loaned $2,100,000 to that company as of December 31, 2006.

During 2006, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” issued by the FASB, we recorded an impairment loss of $8,866,000 to write-down our net investment in our Rail-Ferry terminal currently located in New Orleans, Louisiana on the MR-GO.  That waterway was effectively closed for long-term deep draft shipping when Congress indefinitely suspended dredging.  This resulted in the need for us to relocate the U.S. operations of the Rail-Ferry Service during 2007 to Mobile, Alabama.  Although the Rail-Ferry Service currently continues to operate using the MR-GO with single deck capacity on its two vessels, all construction on the New Orleans terminal has been terminated.  The cost of the New Orleans terminal has been written-down to the $17,000,000 funded by the State and the City, which is reported in leasehold improvements.  The reimbursements to us from the State and the City are recorded as deferred credits, net of accumulated amortization, under lease incentive obligation for the long-term portion and accounts payable and accrued liabilities for the current portion.  The $17,000,000 of leasehold improvements and $17,000,000 of deferred credits are being amortized over the 10-year lease term, which began in the third quarter of 2005,

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resulting in no net effect on net income after the write-down of the leasehold improvements in the second quarter.  If the lease of the New Orleans terminal were terminated, there would be no effect on net income because the unamortized leasehold improvements and deferred credits offset each other.

LASH Liner Service Assets

We made a decision in the fourth quarter of 2006 to dispose of certain of our LASH Liner Service assets, and we believe we can do so on a basis that will generate cash and a profit on the disposition of the assets, while improving our future operating results.

The Liner Service segment includes the TransAtlantic LASH service and the U.S. flag LASH service.  The TransAtlantic service was affected by a decline in the availability of eastbound cargo throughout this year.  Most recently, eastbound shipments have been further affected by the European Union’s embargo on certain shipments of rice, which usually account for a significant portion of our eastbound cargo.  These circumstances have led to our decision to restructure this service.

Throughout most of 2006, the TransAtlantic service operated with two LASH vessels, a feeder LASH vessel, and a fleet of barges.  Late in the third quarter of 2006, we purchased one of the LASH vessels, which we had been leasing, and subsequently sold that vessel in the fourth quarter of 2006, which reduced the capacity of the service to a level that we believe the market can currently sustain.  We also have entered into an agreement to sell the feeder vessel used in this service along with fifteen LASH barges in the first half of 2007.  Therefore, the book value of these assets is included in assets held for disposal.  We currently expect to operate our TransAtlantic service with its remaining assets through the third quarter of 2008 as long as firm profitable commitments are in place with shippers.

The results of the U.S. flag LASH service have also been adversely affected by increased operating costs attributable to vessel maintenance and increased fuel cost.  We are considering various options for this service, including continued operations or a possible sale of the LASH vessel and related barges utilized in the service.  We currently plan to operate the service as long as we generate adequate cash flow.

Throughout 2006, we were evaluating whether to continue to operate our intermodal terminal facility in Memphis, Tennessee, because the volume of cargo from our LASH liner services processed by that facility decreased as the cargo volume carried in those services declined.  In December of 2006, we terminated our lease of that facility at a cost of approximately $1,900,000, which was accrued in 2006 and paid in early 2007.

Gains and Losses on Sales of Assets

During 2006, we recognized a net gain on the sale of assets of $5,125,000 from the aforementioned sale of one of our LASH vessels that had been operating in the TransAtlantic service and 130 LASH barges no longer needed for operations.  During 2005, we recognized a net gain on the sale of assets of $584,000 from the sale of 67 LASH barges no longer needed for operations.  In 2005, we also sold the assets associated with our over-the-road car transportation truck company, resulting in a loss on the sale of these assets of $769,000, which is reported in discontinued operations (See Note Q).  During 2004, we had no sales of significant assets.

NOTE C - CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

In January of 2005, we issued 800,000 shares of 6% convertible exchangeable preferred stock, $1.00 par value, at a price of $50.00 per share.  The proceeds of the preferred stock offering, after deducting all associated costs, were $37,987,000.  Cash dividends are cumulative and payable quarterly in arrears at an annual rate of 6% per share, when and as declared by our Board of Directors.

Each share of the preferred stock has a liquidation preference of $50 per share and may be converted into shares of our common stock based on the initial conversion price of $20.00 per share, subject to adjustment upon the occurrence of certain events.  We may elect to redeem the preferred stock, in whole or in part, for cash at any time on or after December 31, 2006, provided that prior to December 31, 2007, we may elect to redeem the preferred stock only if the closing price of our common stock has exceeded 150% of the conversion price of the preferred stock for at least 20 trading days during any 30-day trading period ending within five trading days prior to notice of redemption.  To date, this price has not been met.  We may also elect to redeem the preferred stock for cash upon a change in control of our company.  In addition, upon a change in control of our company and to the extent we have not exercised our change in control redemption option, preferred stockholders may require us to redeem for cash any or all of the shares of the preferred stock at the liquidation preference of the preferred stock, plus any accrued and unpaid cash dividends to, but not including, the date of redemption.  Preferred stockholders have no other rights to require us to redeem the preferred stock.

At our option, we may exchange the preferred stock in whole, but not in part, on any dividend payment date beginning on March 31, 2006 and prior to December 31, 2014, for our 6.0% convertible subordinated notes due 2014.  If

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2006, none of the 800,000 shares of preferred stock had been converted.

NOTE D - LONG-TERM DEBT

(All Amounts in Thousands)		Interest Rate			Total Principal Due
		December 31,	December 31,	Maturity	December 31,	December 31,
Description		2006	2005	Date	2006	2005
Unsecured:
Senior Notes – Fixed Rate		7.75%	7.75%	2007	$ 39,979	$ 52,465
Secured:
Notes Payable – Variable Rate	*	6.3656%	5.53%	2015	28,666	31,333
Notes Payable – Variable Rate	*	4.8200%	3.869%	2012	13,860	14,000
Notes Payable – Variable Rate		6.6219%	5.45-5.65%	2013	66,729	74,197
Line of Credit		N/A	N/A	2009	-	-
					$ 149,234	$ 171,995
		Less Current Maturities			(50,250)	(10,275)
					$ 98,984	$ 161,720

*  We have interest rate swap agreements in place to fix the interest rates on our variable rate notes payable expiring in 2015 and 2012 at 4.41% and 5.17%, respectively.  After applicable margin adjustments, the effective interest rates on these notes payable are fixed at 5.41% and 4.67%, respectively. The swap agreements are for the same terms as the associated notes payable.

Our variable rate notes payable and our revolving credit facility are secured by assets with an aggregate net book value of $190,489,000 as of December 31, 2006, and by a security interest in certain operating contracts and receivables.

The aggregate principal payments required as of December 31, 2006, for each of the next five years are $50,250,000 in 2007, primarily due to the maturity of our 7¾% Senior Notes, $10,275,000 in 2008, $10,275,000 in 2009,  $10,275,000 in 2010, and $10,590,000 in 2011.

During 2006, we retired $12,525,000 of the 7¾% Notes all of which were at a premium.  In 2005, we retired $18,500,000 of the 7¾% Notes of which $17,000,000 was at a discount and the remaining $1,500,000 was at a premium.  We also retired certain other outstanding debt prior to maturity.  Additionally, in 2004, we retired $410,000 of the 7¾% Notes at a discount and retired certain other outstanding debt prior to maturity.  Upon retirement of this indebtedness, we recorded a net Loss on Early Extinguishment of Debt for the years ended December 31, 2006, 2005 and 2004, of approximately $248,000, $68,000 and $361,000 respectively.

As of December 31, 2006, we had $6,581,000 of our $50,000,000 revolving credit facility, which expires in December of 2009, pledged as collateral for letters of credit.  The remaining $43,419,000 of that credit facility was available as of December 31, 2006.  Associated with this credit facility is a commitment fee of .5% per year on the undrawn portion of this facility.

Most of our debt agreements, among other things, impose defined minimum working capital and net worth requirements, impose leverage requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.  As of December 31, 2006, we met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios, and believe we will continue to meet these requirements throughout 2007, although we can give no assurance to that effect.

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

NOTE E – SELF-RETENTION INSURANCE

We are self-insured for Hull and Machinery claims in excess of $150,000 for each accident and Loss of Hire claims in excess of 14 days, up to an aggregate stop loss amount of $2,000,000 per policy year.  Once aggregate claims exceed $2,000,000, we have third party coverage for additional claims with deductible levels of $150,000 per incident for Hull and Machinery and 14 days for Loss of Hire.  Due to claims incurred subsequent to renewal, the initial estimate of our self-insurance exposure for the policy year beginning June 27, 2006 was revised to the maximum amount of $2,000,000.

Protection and Indemnity claims, including cargo and personal injury claims, are not included in our self-retention insurance program.  We have third party insurance coverage for these claims with deductible levels ranging from $100,000 to $500,000 per incident depending on vessel type.  Our estimate of exposure for claims under these deductible levels is approximately $2,700,000 for the policy year beginning February 20, 2006.

The current and non-current liabilities for self-insurance exposure and for claims under the deductible levels were $2,868,000 and $3,346,000, respectively, for the year ended December 31, 2006.  The current and non-current liabilities were $1,985,000 and $2,057,000, respectively, for the year ended December 31, 2005.

NOTE F – EMPLOYEE BENEFIT PLANS

Pension and Postretirement Benefits

Our defined benefit retirement plan covers all full-time employees of domestic subsidiaries who are not otherwise covered under union-sponsored plans.  The benefits are based on years of service and the employee’s highest sixty consecutive months of compensation.  Our funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation.  Plan assets consist primarily of investments in equity and fixed income mutual funds and money market holdings.  The target asset allocation range is 40% in fixed income investments and 60% in equity investments.  The asset allocation on December 31, 2006 was 37.6% in fixed income investments and 62.4% in equity investments.  The asset allocation on December 31, 2005 was 39.5% in fixed income investments and 60.5% in equity investments.  The plan’s prohibited investments include selling short, commodities and futures, letter stock, unregistered securities, options, margin transactions, derivatives, leveraged securities, and International Shipholding Corporation securities.  The plan’s diversification strategy includes limiting equity securities in any single industry to 25% of the equity portfolio market value, limiting the equity holdings in any single corporation to 10% of the market value of the equity portfolio, and diversifying the fixed income portfolio so that no one issuer comprises more than 10% of the aggregate fixed income portfolio, except for issues of the U.S. Treasury or other Federal Agencies.  The plan’s assumed future returns are based primarily on the asset allocation and on the historic returns for the plan’s asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.  As of December 31, 2006, the plan has assets of $22,432,000 and a projected pension obligation of $23,684,000.

Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents.  The measurement date for both plans is December 31.  The following table sets forth the plans’ changes in the benefit obligations and fair value of assets and a statement of the funded status:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$ 23,323	$ 22,461	$ 9,164	$ 9,638
Service Cost	676	668	63	90
Interest Cost	1,312	1,248	453	536
Actuarial (Gain) Loss	12	(31)	(919)	(551)
Benefits Paid and Expected Expenses	(1,045)	(1,023)	(586)	(549)
Curtailments	(604)	-	(127)	-
Special Termination Benefits	10	-	-	-
Benefit Obligation at End of Year	$ 23,684	$ 23,323	$ 8,048	$ 9,164

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$ 20,330	$ 19,199	$ -	$ -
Actual Return of Plan Assets	2,393	1,130	-	-
Employer Contribution	750	1,100	586	549
Benefits Paid and Actual Expenses	(1,041)	(1,019)	(586)	(549)
Fair Value of Plan Assets at End of Year	22,432	20,330	-	-

Funded Status	$ (1,252)	$ (2,993)	$ (8,048)	$ (9,164)

Key Assumptions
Discount Rate	5.75%	5.75%	5.75%	5.75%
Rate of Compensation Increase	5.00%	5.00%	N/A	N/A

The accumulated benefit obligation for the pension plan was $20,548,000 and $19,963,000 at December 31, 2006 and 2005, respectively.

The following table shows amounts recognized in accumulated other comprehensive income:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
Prior Service Cost	$ -	$ -	$ 143	$ -
Net Loss	(2,381)	-	(530)	-
Change in Other Comprehensive Income	$ (2,381)	$ -	$ (387)	$ -

The following table provides the components of net periodic benefit cost for the plans:

(All Amounts in Thousands)	Pension Plan			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost
Service Cost	$ 676	$ 668	$ 548	$ 63	$ 90	$ 77
Interest Cost	1,311	1,248	1,229	453	536	550
Expected Return on Plan Assets	(1,534)	(1,440)	(1,395)	-	-	-
Amortization of Prior Service Cost	-	-	8	(22)	(22)	(21)
Amortization of Net Actuarial Loss	162	212	86	-	131	73
Net Periodic Benefit Cost	$ 615	$ 688	$ 476	$ 494	$ 735	$ 679
Special Termination Benefits	10	-	-	-	-	-
Curtailment Gain	-	-	-	(45)	-	-
Net Periodic Benefit Cost After Special Termination Benefits and Curtailment Gain	$ 625	$ 688	$ 476	$ 449	$ 735	$ 679

Key Assumptions
Discount Rate	5.75%	5.50%	6.25%	5.75%	5.50%	6.25%
Expected Return on Plan Assets	7.75%	7.75%	8.00%	N/A	N/A	N/A
Rate of Compensation Increase	5.00%	5.00%	5.50%	N/A	N/A	N/A

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $1,000.  The estimated net loss and prior service cost for the postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $0 and ($22,000), respectively.

For measurement purposes, the health and dental care cost trend rate was assumed to be 9% for 2006, decreasing steadily by .50 per year over the next eight years to a long-term rate of 5%.  The health and dental care cost trend rate for employees over 65 was assumed to be 11% decreasing steadily by .50% per year over the next twelve years to a long-term rate of 5%.  A one percent change in the assumed health care cost trend rates would have the following effects:

(All Amounts in Thousands)	1% Increase	1% Decrease
Change in total service and interest cost components
for the year ended December 31, 2006	$ 55	$ (46)
Change in postretirement benefit obligation as of December 31, 2006	881	(743)

The following table provides the expected future benefit payments as of December 31, 2006:

(All Amounts in Thousands)
Fiscal Year Beginning	Pension Plan	Postretirement Benefits
2007	$ 1,091	$ 475
2008	1,159	499
2009	1,204	520
2010	1,264	548
2011	1,343	574
2012-2016	7,648	2,991

We continue to evaluate ways in which we can better manage these benefits and control the costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of reported obligation and annual expense.

Crew members on our U.S. flag vessels belong to union-sponsored pension plans.  We contributed approximately $2,353,000, $1,988,000, and $1,499,000 to these plans for the years ended December 31, 2006, 2005, and 2004, respectively.  These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members.  Information from the plans’ administrators is not available to permit us to determine whether there may be unfunded vested benefits.

In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 (“Act”) was signed into law.  In addition to including numerous other provisions that have potential effects on an employer’s retiree health plan, the Act includes a special subsidy beginning in 2006 for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit.  In May of 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements, and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits.  We have determined that our plan is actuarially equivalent and as such we qualify for this special subsidy.  The effect of our future savings from this law reduced the December 31, 2005 estimate of our accumulated postretirement benefit obligation by approximately $2,300,000, which was recorded in the net actuarial gain for 2005.  The new law also resulted in a decrease in our annual net periodic benefit cost for periods beginning January 1, 2005.  For 2005, the decrease in our annual net periodic benefit cost was approximately $250,000.

401(k) Savings Plan

We provide a 401(k) tax-deferred savings plan to all full-time employees who have completed at least 1,000 hours of service.  We match 50% of the employee’s first $2,000 contributed to the plan annually.  We contributed $108,000, $107,000 and $102,000 to the plan for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Incentive Plan

In April of 1998, we established a stock-based compensation plan, the Stock Incentive Plan (the “Plan”). The purpose of the Plan is to increase shareholder value and to advance the interest of the Company by furnishing a variety of economic incentives designed to attract, retain, and motivate key employees and officers and to strengthen the mutuality of

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interests between such employees, officers, and our shareholders.  Incentives consist of opportunities to purchase or receive shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, or other stock-based awards.  Under the Plan, we may grant incentives to our eligible Plan participants for up to 650,000 shares of common stock.  The exercise price of each option equals the market price of our stock on the date of grant.  In July of 1999, options to purchase 475,000 shares of common stock were granted to certain qualified participants at an exercise price of $14.125 per share.  The stock options are due to expire on April 14, 2008.  All options vested immediately upon the grant date and were immediately exercisable.  No options were granted during 2006, 2005, or 2004.  A total of 32,900, 3,400 and 0 options were exercised in 2006, 2005, and 2004, respectively, and 38,700 options were forfeited in 2006.  No options were forfeited during 2005 and 2004.

Prior to January 1, 2006, we accounted for stock-based compensation in accordance with APB Opinion No. 25.  Accordingly, no compensation expense has been recognized for employee options granted under the Plan.  If we had determined compensation cost for the Plan based on the fair value at the grant dates for awards under the Plan consistent with the fair value method included in SFAS No. 123 “Accounting for Stock-Based Compensation,” our net income and earnings per share for the years ended December 31, 2006, 2005, and 2004 would have agreed to the actual amounts reported since no stock options were granted for these years and all options outstanding vested in 1999.

Life Insurance

We have agreements with the former Chairman and current Chairman of the Company whereby their estates will be paid approximately $822,000 and $626,000, respectively, upon death.  We reserved amounts to fund a portion of these death benefits, which amount to $822,000, and hold an insurance policy to cover the remaining liability.  The cash surrender value of the insurance policy was approximately $93,000 and $118,000 as of December 31, 2006 and 2005, respectively.

NOTE G - INCOME TAXES

Under previous United States tax law, U.S. companies like us and their domestic subsidiaries generally have been taxed on all income, including in our case, income from shipping operations, whether derived in the United States or abroad.  With respect to any foreign subsidiary in which we hold more than a 50 percent interest (referred to in the tax laws as a controlled foreign corporation, or “CFC”), we were treated as having received a current taxable distribution of our pro rata share of income derived from foreign shipping operations.

The Jobs Creation Act, which became effective for us on January 1, 2005, changed the United States tax treatment of our U.S. flag vessels and our foreign flag shipping operations operating in CFCs.

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

We have recorded a reduction in our deferred tax provision of $350,000 in 2005 and $12,058,000 in 2004 relating to the write-off of deferred tax assets and liabilities that will no longer reverse as a result of the election of the tonnage tax regime.

Under the tonnage tax regime, our taxable income with respect to the operations of our eligible U.S. flag vessels will instead be based on a “daily notional taxable income,” which is taxed at the highest corporate income tax rate.    In 2006, we had taxable income of $377,000 on vessels qualifying under the tonnage tax regime as compared to taxable income of $15,501,000 that would have been subject to the U.S. corporate income tax regime prior to the election.

Under the Jobs Creation Act, the taxable income from shipping operations of our CFCs will generally no longer be subject to current United States income tax but will be deferred.  In December of 2004, we established a valuation allowance of $4,330,000 on the net deferred tax asset associated with the foreign deficit carry-forwards that were no longer supportable as a result of the Jobs Creation Act, the impact of which is included in our deferred tax provision.  We were able to release $3,177,000 and $736,000 of the valuation allowance during 2006 and 2005, respectively.  This reduction of the valuation allowance is attributed to our CFCs generation of earnings not subject to U.S. taxation.  Since those earnings are not subject to U.S. taxation, the earnings can be used to offset foreign deficits.  Approximately $417,000 remains in the valuation allowance at December 31, 2006.

Our Federal income tax returns are filed on a consolidated basis and include the results of operations of our wholly-owned U.S. subsidiaries.  Pursuant to the Tax Reform Act of 1986, the recognition of earnings of foreign

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries, which were $13,933,000 in 2006, $159,000 in 2005, and $4,155,000 in 2004, have been included in our federal tax provision calculations.  Foreign tax credits of $1,356,000 are expected to be utilized on the federal return as of December 31, 2006.  Our 2005 Federal income tax return has not been filed as of December 31, 2006 as we qualify and have been granted additional time to file under Internal Revenue Service extensions granted to taxpayers impacted by Hurricane Katrina.  The deadline to file our 2005 Federal income tax return is April 15, 2007.

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

Prior to 1987, deferred income taxes were not provided on undistributed foreign earnings of $6,689,000, all of which are expected to remain invested abroad indefinitely.  In accordance with the Tax Reform Act of 1986, commencing in 1987, shipping income, as defined under the U.S. Subpart F income tax provisions, generated from profitable controlled foreign subsidiaries is subject to Federal income taxes.

Components of the net deferred tax liability/(asset) are as follows:

	December 31,	December 31,
(All Amounts in Thousands)	2006	2005

Liabilities:
Fixed Assets	$ 24,044	$ 28,738
Deferred Charges	2,338	2,401
Unterminated Voyage Revenue/Expense	72	39
Other Liabilities	5,926	3,542
Total Liabilities	32,380	34,720
Assets:
Insurance and Claims Reserve	471	301
Post-Retirement Benefits	(395)	(386)
Alternative Minimum Tax Credit	(4,577)	(4,577)
Net Operating Loss Carryforward/Unutilized Deficit	(12,242)	(15,355)
Valuation Allowance	417	3,594
Worker Retention Credit	(293)	(293)
Other Assets	(3,991)	(4,984)
Total Assets	(20,610)	(21,700)
Total Deferred Tax Liability, Net	$ 11,770	$ 13,020

The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate –expense (benefit):

             Year Ended December 31,

	2006	2005	2004
Statutory Rate	35.00%	35.00%	35.00%
State Income Taxes	0.03%	1.14%	2.35%
Effect of Tonnage Tax Rate Jobs Creation Act Adjustment	(20.99%) -	(152.40%) (17.37%)	- (776.11%)
Change in Valuation Allowance	(23.03%)	21.67%	-
Employee Retention Credit Other, Primarily Non-deductible Expenditures	- 0.02%	(14.54%) 4.57%	- 21.50%
	(8.97%)	(121.93%)	(717.26%)

Foreign income taxes of $544,000, $461,000 and $410,000 are included in our consolidated statements of income in the Benefit for Income Taxes for the years ended December 31, 2006, 2005, and 2004, respectively.  We pay foreign income taxes in Indonesia.

For U.S. federal income tax purposes, in 2006, we utilized the remaining balance of our net operating loss carryforwards (“NOLs”) of approximately $8,892,000.  We also have approximately $4,577,000 of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations.  Additionally, for state income tax purposes, we have NOLs of approximately $6,491,000 available to

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reduce future state taxable income.  A valuation allowance has been recorded to fully offset the value of the state net operating losses due to the uncertainty of the utilization of those losses.  These NOLs expire in varying amounts beginning in year 2010 through 2020.

We had total income from continuing operations before (benefit) provision for income taxes and equity in net income of unconsolidated entities of $11,190,000, $2,016,000 and $1,625,000 for 2006, 2005 and 2004, respectively.  Income (loss) from continuing U.S. operations was ($6,291,000), $3,778,000 and $1,411,000, and income (loss) from continuing foreign operations was $17,481,000, ($1,762,000) and $214,000 for 2006, 2005 and 2004, respectively.

NOTE H – TRANSACTIONS WITH RELATED PARTIES

We own a 50% interest in RTI Logistics L.L.C. (“RTI”) (See Note M).  At December 31, 2006, we had two long-term receivables of $1,985,000 and $150,000, respectively, due from RTI.  The long-term portion of both of these receivables is included in Due from Related Parties.  Interest income on the first receivable is earned at the rate of 5% per year for seven years.  A total of $15,000 was repaid in 2006 on this receivable.  Interest income on the $150,000 receivable is earned at the rate of 6% per year, and the receivable along with interest income is payable on demand.

We own a 49% interest in Terminales Transgolfo  (“TTG”) (See Note M).  At December 31, 2006, we had a long-term receivable of $2,217,000 due from TTG.  The long-term portion of this receivable is included in Due from Related Parties.  Interest income on this receivable is earned at the rate of 7.5% per year for seven years.

A son of our Chairman of the Board serves as our Secretary and is a partner in the law firm of Jones, Walker, Waechter, Poitevent, Carrere and Denegre, which has represented us since our inception.  A son of one of our Directors serves as our Assistant Secretary and is a partner in the same law firm and serves on their Board of Directors.  Fees paid to the firm for legal services rendered to us were approximately $886,000, $1,633,000, and $1,001,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  Amounts of $3,000 and $60,000 were due to the legal firm at December 31, 2006 and 2005, respectively, which were included in Accounts Payable and Accrued Liabilities.

NOTE I - COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2006, 19 vessels that we own or operate were under various contracts extending beyond 2006 and expiring at various dates through 2019.  Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

Approximately $6,581,000 of our $50,000,000 line of credit is maintained to cover standby letters of credit required on certain of our contracts.

In 2006, we entered into a memorandum of agreement to sell our feeder LASH vessel along with fifteen LASH barges near the end of the first quarter or beginning of the second quarter of 2007 and as of December 31, 2006, the book value of those assets is included in assets held for disposal.

We have made certain commitments in connection with the expansion of the Rail-Ferry Service discussed in Note B, including costs remaining to be paid associated with the addition of second decks to the two ships operating in that service, the construction of a terminal in Mobile, and improvements to a terminal in Mexico.  The estimated total cost of the Mobile terminal is approximately $24,000,000, of which $10,000,000 will be funded by the State of Alabama.  The remaining $14,000,000 will be financed by the Alabama State Docks at below-market rates and repaid by us over the ten-year terminal lease.  The estimated total cost of the second decks is approximately $20,000,000, of which we have incurred approximately $13,609,000 through December 31, 2006 with the remaining $6,391,000 to be paid in the first half of 2007.  We estimate that our share of the cost of the improvements to the Mexican terminal will be approximately $6,300,000, of which we have incurred approximately $3,167,000 through December 31, 2006 with the remaining $3,133,000 to be paid in the first half of 2007.

Contingencies

In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters.  While we believe that we have meritorious defenses against these claims, our management has used significant estimates in determining our potential exposure.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5)

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  As is true of all estimates based on historical experience, these estimates are subject to some volatility.  However, because our total exposure is limited by our aggregate stop loss levels (see Note E for further discussion of our self-retention insurance program), we believe that our exposure is within our estimated levels.  Where appropriate, we have recorded provisions, included in Other Long-Term Liabilities: Other, to cover our potential exposure and anticipated recoveries from insurance companies, included in Other Assets.  Although it is difficult to predict the costs of ultimately resolving such issues, we have determined that our current insurance coverage is sufficient to limit any additional exposure to an amount that would not be material to our financial position.  Therefore, we do not expect such changes in these estimates to have a material effect on our financial position or results of operations.

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure.  Our current overall exposure to the numerous lawsuits in question, after considering insurance coverage for these claims, has been estimated by our lawyers and internal staff to be approximately $280,000.  We believe those estimates are reasonable and have established reserves accordingly.  Our reserves for these lawsuits as of December 31, 2006 and 2005 were approximately $350,000 and $660,000, respectively.  There is a reasonable possibility that there will be additional claims associated with occupational diseases asserted against us. However, we do not believe that it is reasonably possible that our exposure from those claims will be material because (1) the lawsuits filed since 1989 claiming damages related to occupational diseases in which we have been named as a defendant have primarily involved seamen that served on-board our vessels and the number of such persons still eligible to file a lawsuit against us is diminishing and (2) such potential additional claims, if pursued, would be covered under an indemnification agreement with a previous owner of one of our subsidiaries and/or under one or more of our existing insurance policies with deductibles ranging from $2,500 to $25,000 per claim.

NOTE J - LEASES

Direct Financing Leases

In 2005, we entered into a direct financing lease of a U.S. flag PCTC expiring in 2015 and, in 1999, we entered into a direct financing lease of a foreign flag PCTC expiring in 2019.  The schedule of future minimum rentals to be received under these direct financing leases in effect at December 31, 2006, is as follows:

Receivables Under
(All Amounts in Thousands)	Financing Leases
Year Ended December 31,
2007	$ 14,077
2008	14,099
2009	13,498
2010	13,112
2011	13,097
Thereafter Total Minimum Lease Payments Receivable	73,171
141,054
Estimated Residual Value of Leased Property	8,052
Less Unearned Income	(74,209)
Total Net Investment in Direct Financing Leases	74,897
Current Portion	(4,400)
Long-Term Net Investment in Direct Financing Leases at December 31, 2006	$ 70,497

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The schedule of future minimum rentals to be received under the direct financing leases in effect at December 31, 2005, was as follows:

Receivables Under
(All Amounts in Thousands)	Financing Leases
Year Ended December 31,
2006	$ 14,077
2007	14,077
2008	14,099
2009	13,498
2010	13,112
Thereafter	86,268
Total Minimum Lease Payments Receivable	155,131
Estimated Residual Value of Leased Property	8,052
Less Unearned Income	(84,618)
Total Net Investment in Direct Financing Leases	78,565
Current Portion	(3,923)
Long-Term Net Investment in Direct Financing Leases at December 31, 2005	$ 74,642

Operating Leases

During 2001, we entered into two sale-leasebacks, covering one of our U.S. flag PCTCs and one of our foreign flag PCTCs for terms of 12 years and 15 years, respectively.  These leases are classified as operating leases, and the gains on these sale-leasebacks were deferred and are being recognized over the term lives of the leases.  We renegotiated a capital lease agreement for one of our U.S. flag PCTCs in December of 2001 and subsequently reclassified the lease as an operating lease with a term of 10 years.  This reclassification also resulted in a gain that was deferred and is being recognized over the remaining term life of the lease.  The vessels under these leases are operated under fixed charter agreements covering the terms of the respective leases.

During 2002, we entered into a sale-leaseback of a LASH vessel resulting in an operating lease with a term of 5 years.  During 2006, we purchased this LASH vessel thereby terminating the lease agreement.  We have subsequently sold this vessel (See Note B).

Our operating lease agreements have fair value renewal options and fair value purchase options.  Most of these agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.

At the inception of one of our operating lease agreements, we made a deposit into a bank reserve account to meet the requirements of the lease agreement.  The owner of the vessel had the ability to draw on this amount to cover operating lease payments if such payments became overdue.  The escrow amount totaled $6,541,000 at December 31, 2005 and was included in Restricted Cash.  During 2006, we established a letter of credit to satisfy the requirements of the owner, and the deposit was released from escrow.

We also conduct certain of our operations from leased office facilities under operating leases expiring at various dates through 2026.  During 2006, we decided to relocate our corporate headquarters and entered into a twenty-year lease.  That lease will commence when construction of the new office building is completed, which we expect to occur during the second quarter of 2007.  Therefore, we have not yet terminated our current office lease for our corporate headquarters, which expires in December of 2008.  The table on the following page includes the rental payments for the new lease beginning in April of 2007 and also includes $540,000 in each of 2007 and 2008 associated with the current lease.  We will negotiate with the lessor of the current lease to terminate that lease during 2007.

In addition to those operating leases with terms expiring after December 31, 2007, we also operated certain vessels under short-term operating leases during 2006.

Rent expense related to all of our operating leases totaled approximately $30,704,000, $27,063,000 and $28,623,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2006:

	Payments Under Operating Leases
(All Amounts in Thousands)	U.S. Flag PCTCs	Foreign Flag PCTC	Other Leases	Total
Year Ended December 31,
2007	$ 9,596	$ 6,340	$ 1,263	$ 17,199
2008	9,596	6,340	1,281	17,217
2009	9,596	6,340	474	16,410
2010	8,316	6,340	499	15,155
2011	4,474	6,340	499	11,313
Thereafter	7,830	28,530	9,988	46,348

Total Future Minimum Payments	$ 49,408	$ 60,230	$ 14,004	$ 123,642

NOTE K - DEFERRED CHARGES AND ACQUIRED CONTRACT COSTS

Deferred charges and acquired contract costs are comprised of the following:

	December 31,	December 31,
(All Amounts in Thousands)	2006	2005
Drydocking Costs	$ 12,915	$ 11,711
Financing Charges and Other	1,662	2,128
Acquired Contract Costs	4,729	6,185
	$ 19,306	$ 20,024

The Acquired Contract Costs represent the portion of the purchase price paid for Waterman Steamship Corporation applicable primarily to that company’s three U.S. flag RO/RO vessels under maritime prepositioning ship contract agreements, which expire in 2009 and 2010.  The amortization expense for each of the years ended December 31, 2006 and 2005 was $1,455,000.  The estimated annual amortization expense is $1,455,000 for 2007, 2008, and 2009, and $364,000 for 2010.

NOTE L - SIGNIFICANT OPERATIONS

Major Customers

We have several medium- to long-term contracts related to the operations of various vessels (See Note I), from which revenues represent a significant amount of our total revenue.  Revenues from the contracts with the MSC were $31,796,000, $29,157,000 and $27,017,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

We operate a U.S. flag LASH vessel in a liner service which participates in the MSP program (See Note A – “Maritime Security Program”).  Revenues, including MSP revenue, were $27,546,000, $26,816,000 and $30,008,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

We have five U.S. flag PCTCs, also under the MSP, which carry automobiles from Japan to the United States for a Japanese charterer.  We acquired one of these U.S. flag PCTCs in September of 2005.  Revenues, including MSP revenue, were $44,908,000, $39,756,000 and $36,831,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

We provide space on our westbound foreign flag LASH liner service to several commercial shippers.  The westbound cargoes included steel and other metal products, high-grade paper and wood products, and other general cargo.  Revenues were $38,678,000, $40,196,000 and $38,823,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Concentrations

A significant portion of our traffic receivables is due from contracts with the MSC and transportation of government sponsored cargo.  There are no concentrations of receivables from customers or geographic regions that exceed 10% of stockholders’ investment at December 31, 2006 or 2005.

With only minor exceptions related to personnel aboard certain foreign flag vessels, all of our shipboard personnel are covered by collective bargaining agreements under multiple unions.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

We have operations in several principal markets, including international service between the U.S. Gulf and East Coast ports and ports in the Middle East, Far East, and northern Europe, and domestic transportation services along the U.S. Gulf and East Coast.  Revenues attributable to the major geographic areas of the world are presented in the following table.  Revenues for the Time Charter Contracts, Contract of Affreightment, Rail-Ferry Service, and Other are assigned to regions based on the location of the customer.  Revenues for the Liner Services are presented based on the location of the ports serviced by this segment.  Because we operate internationally, most of our assets are not restricted to specific locations.  Accordingly, an allocation of identifiable assets to specific geographic areas is not applicable.

	Year Ended December 31,
(All Amounts in Thousands)	2006	2005	2004
United States	$ 96,786	$ 94,300	$ 86,568
Asian Countries	69,197	62,191	59,309
Rail-Ferry Service Operating Between U.S. Gulf and Mexico	18,428	11,051	15,880
Liner Services Operating Between:
U.S. Gulf / East Coast Ports and Ports in Middle East	27,546	26,816	30,008
U.S. Gulf / East Coast Ports and Ports in Northern Europe	61,871	66,549	65,705
Other Countries	1,053	1,249	1,694
Total Revenues	$ 274,881	$ 262,156	$ 259,164

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

Liner Services: In our liner services segment we now operate three vessels, including two LASH vessels and one “dockship” that positions barges for pick-up and discharge, on established trade routes with regularly scheduled sailing dates.  We receive revenues for the carriage of cargo within the established trading areas and pay the operating and voyage expenses incurred. Our Liner Services include a U.S. flag service between U.S. Gulf and East Coast ports and ports in the Red Sea and in South Asia, and a foreign flag transatlantic service operating between U.S. Gulf and East Coast ports and ports in northern Europe.

Time Charter Contracts: Time charters are contracts by which our charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel.  Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Our Time Charter Contracts include contracts with Far Eastern shipping companies for eight PCTCs, with an electric utility for a conveyor-equipped, self-unloading Coal Carrier, and with a mining company providing ocean transportation services at its mine in Papua, Indonesia.  Also included in this segment are contracts under which the MSC charters three RO/ROs that are under an operating contract, and contracts with another shipping company for two container vessels.

Contract of Affreightment (“COA”): For this type of contract, we undertake to provide space on our vessel for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried.  Generally, we are responsible for all operating and voyage expenses.  Our COA segment includes one contract, which is for the transportation of molten sulphur.

Rail-Ferry Service: This service uses our two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  Each vessel currently has a capacity for 60 standard size rail cars.  With departures every four days from Coatzacoalcos, Mexico and the U.S. Gulf, it offers with each vessel a three-day transit between these ports and provides a total of 90 trips per year in each direction when both ships are operating.

Other: This segment consists of operations that include more specialized services than the former four segments and subsidiaries that provide ship charter brokerage and agency services.  Also included in the Other category are corporate related items, results of insignificant operations, and income and expense items not allocated to reportable segments.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about segment profit and loss and segment assets.  We do not allocate administrative and general expenses, gains or losses on sales of investments, investment income, gains or losses on early extinguishment of debt, equity in net income of unconsolidated entities, income taxes, or losses from discontinued operations to our segments.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.  Expenditures for segment assets represent cash outlays during the periods presented, including purchases of assets, improvements to assets, and drydock payments.

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elim.	Total
2006
Revenues from External Customers	$ 89,417	$ 147,581	$ 16,081	$ 18,427	$ 2,375	-	$ 273,881
Intersegment Revenues	-	-	-	-	13,582	$ (13,582)	-
Depreciation and Amortization	5,994	18,267	2,744	4,598	86	-	31,689
Impairment Loss	-	-	-	(8,866)	-	-	(8,866)
Gross Voyage (Loss) Profit	(8,681)	29,915	4,142	(14,002)	396	-	11,770
Interest Expense	609	7,149	1,323	2,036	30	-	11,147
Gain on Sale of Assets	4,914	-	-	-	211	-	5,125
Segment (Loss) Profit	(4,376)	22,766	2,819	(16,038)	577	-	5,748
Segment Assets	15,718	184,659	32,468	83,082	813	-	316,740
Expenditures for Segment Assets	6,400	6,990	-	16,429	412	-	30,231
2005
Revenues from External Customers	$ 93,365	$ 138,177	$ 16,693	$ 11,051	$ 2,870	-	$ 262,156
Intersegment Revenues	-	-	-	-	12,614	$ (12,614)	-
Depreciation and Amortization	4,834	17,822	2,747	5,008	39	-	30,450
Gross Voyage (Loss) Profit	(1,492)	27,774	4,692	(6,684)	1,490	-	25,780
Interest Expense	631	6,162	1,148	1,651	34	-	9,626
Gain on Sale of Other Assets	584	-	-	-	-	-	584
Segment (Loss) Profit	(1,539)	21,612	3,544	(8,335)	1,456	-	16,738
Segment Assets	22,680	194,575	35,202	90,578	1,175	-	344,210
Expenditures for Segment Assets	3,590	1,038	-	35,035	380	-	40,043
2004
Revenues from External Customers	$ 95,713	$ 113,954	$ 16,562	$ 15,881	$ 17,054	-	$ 259,164
Intersegment Revenues	-	-	-	-	12,264	$ (12,264)	-
Depreciation and Amortization	5,279	13,879	2,709	4,090	145	-	26,102
Gross Voyage (Loss) Profit	(1,563)	26,914	5,411	(4,304)	1,588	-	28,046
Interest Expense	749	6,515	1,430	1,853	38	-	10,585
Loss on Sale of Other Assets	-	-	-	-	(7)	-	(7)
Segment (Loss) Profit	(2,312)	20,399	3,981	(6,157)	1,543	-	17,454
Segment Assets	23,126	182,447	37,971	49,839	1,300	-	294,683
Expenditures for Segment Assets	988	29,946	6	232	202	-	31,374

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

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Year Ended December 31,
Profit or Loss:	2006	2005	2004
Total Profit for Reportable Segments	$ 5,748	$ 16,738	$ 17,454
Unallocated Amounts:
Administrative and General Expenses	(18,765)	(16,052)	(15,536)
Gain (Loss) on Sale of Investments	23,058	287	(623)
Investment Income	1,397	1,111	691
Loss on Early Extinguishment of Debt	(248)	(68)	(361)
Income from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net
Income of Unconsolidated Entities	$ 11,190	$ 2,016	$ 1,625

	December 31,	December 31,
Assets:	2006	2005
Total Assets for Reportable Segments	$ 316,740	$ 344,210
Unallocated Amounts:
Current Assets	88,779	73,818
Investment in Unconsolidated Entities	12,409	14,926
Restricted Cash	-	6,541
Due from Related Parties	4,015	1,600
Other Assets	6,099	8,412
Total Assets	$ 428,042	$ 449,507

NOTE M - UNCONSOLIDATED ENTITIES

Cement Carrier Company

Prior to December of 2004, we had a 30% interest in Belden Cement Holding, Inc. (“BCH”), a Cement Carrier company which owns and operates Cement Carriers.  During December of 2004, one of the shareholders of BCH exercised its option to purchase additional shares of common stock, which upon exercise brought our ownership down to 26.1%.  In 2005, we acquired a 26.1% interest in Belden Shipholding Pte Ltd. (“BSH”), another Cement Carrier Company, for $78,000.  In January of 2006, BSH acquired BCH, which resulted in a cash distribution to us of $3,130,000.  In November of 2006, we sold our entire 26.1% interest in BSH for $27,490,000, which was received in cash.  This sale resulted in a gain of approximately $22,598,000. We received the aforementioned cash distribution of $3,130,000 in 2006 and $783,000 in 2005.  No distribution was made during 2004.

This investment was accounted for under the equity method, and our share of earnings or losses was reported in our consolidated statements of income net of taxes.  Our portion of the combined earnings of this investment, net of taxes, was $631,000, $1,850,000 and $827,000 for the years ended December 31, 2006, 2005 and 2004 respectively.   The aggregate amount of consolidated retained earnings that represented undistributed earnings of this investment was approximately $3,000,000 and $1,900,000 for the years ended December 31, 2005 and 2004, respectively.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed financial position and results of operations of BCH and BSH are summarized below:

December 31,
(Amounts in Thousands)	2005
Current Assets	$ 14,988
Noncurrent Assets	$ 115,566
Current Liabilities	$ 13,465
Noncurrent Liabilities	$ 90,701

	Nine Months Ended Sept. 30,	Year Ended December 31,
(Amounts in Thousands)	2006	2005	2004
Operating Revenues	$ 25,942	$ 29,551	$ 27,405
Operating Income	$ 7,390	$ 10,833	$ 18,512
Net Income	$ 3,277	$ 9,481	$ 5,006

Bulk Carriers

In 2003, we acquired a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk”) for $3,479,000, which currently owns two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  The two Panamax-Size Bulk Carriers were acquired by Dry Bulk during 2005.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  For the years ended December 31, 2006, 2005 and 2004, our portions of earnings net of taxes were $4,131,000,  $1,953,000 and $3,783,000, respectively.  We received dividends of $800,000, $2,500,000 and $4,100,000 in 2006, 2005 and 2004, respectively.

In January of 2005, we were granted an option to purchase an additional 1% of Dry Bulk.  The other unaffiliated 50% owner of Dry Bulk was granted a similar option.

The unaudited condensed financial position and results of operations of Dry Bulk are summarized below:

	December 31,	December 31,
(Amounts in Thousands)	2006	2005
Current Assets	$ 5,351	$ 2,584
Noncurrent Assets	$ 111,300	$ 115,903
Current Liabilities	$ 8,143	$ 9,269
Noncurrent Liabilities	$ 90,047	$ 97,000

Year Ended December 31,
(Amounts in Thousands)	2006	2005	2004
Operating Revenues	$ 25,174	$ 15,277	$ 18,790
Operating Income	$ 13,846	$ 9,118	$ 13,594
Net Income	$ 7,089	$ 6,448	$ 11,578

Terminal Management Company

In 2000, we acquired a 50% interest in Terminales Transgolfo (“TTG”) for $228,000, which operates a terminal in Coatzacoalcos, Mexico, utilized by our Rail-Ferry Service.  During 2005, the other unaffiliated 50% owner of TTG acquired 1% of our 50% interest in TTG.   As of December 31, 2006, we have a 49% interest in TTG.  In 2006, TTG began making improvements to the terminal in Mexico to accommodate the second decks that will be added to the two vessels operating in our Rail-Ferry Service during the first half of 2007.  We are funding 49% of the cost of the terminal improvements, of which 30% is a capital contribution and is reported as an investment in unconsolidated entities.  The remaining 70% is a loan to TTG (see Note H).  As of December 31, 2006, we had made capital contributions of $950,000 associated with funding improvements to the terminal.  The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  No distributions were made during 2006, 2005 and 2004.  As of December 31, 2006, TTG owed us $2,217,000 (see Note H).

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transloading and Storage Facility Company

In 2005, we acquired a 50% interest in RTI Logistics L.L.C. (“RTI”), which owns a transloading and storage facility that is used in our Rail-Ferry Service for $1,587,000.  We purchased our shares from a former owner at a premium, which resulted in a difference of approximately $973,000 between our investment in RTI and the underlying equity in net assets of the subsidiary.  An additional investment of approximately $386,000 was made in 2006.  The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  The Company’s interest in the earnings from the date of this investment through December 31, 2006, was immaterial.  No distributions were made during 2006 and 2005.  We have also loaned funds to RTI, and as of December 31, 2006 and 2005, RTI owed us $2,135,000 and $2,000,000, respectively (see Note H).

NOTE N - SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(All Amounts in Thousands)	2006	2005	2004

Cash Payments:
Interest Paid	$10,949	$9,603	$10,370
Taxes Paid	$557	$470	$1,072

During 2002, we entered into a sale-leaseback for one of our LASH vessels for $10,000,000 of which $5,000,000 was received in cash and $5,000,000 in the form of a five-year promissory note.  A portion of the note, approximately $2,000,000, was being repaid in twenty quarterly installments in addition to approximately $3,000,000 due at the end of the lease.  Interest on the note was at 4.845% for the first two years and was 4.72% for each of the three years thereafter.  During 2006, we purchased the LASH vessel and the note was paid in full.

During 2003, we sold our coal transfer terminal facility and related land for $2,500,000 of which $500,000 was received in cash and $2,000,000 in the form of a five-year promissory note.  The note is being repaid in ten semi-annual installments of $200,000, in addition to interest at 6%.

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The estimated fair values of our financial instruments and derivatives are as follows (asset/(liability)):

	December 31,		December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
(All Amounts in Thousands)	Amount	Value	Amount	Value
Interest Rate Swap Agreements	$959	$959	$217	$217
Foreign Currency Contracts	$194	$194	$33	$33
Long-Term Debt	($149,234)	($149,508)	($171,995)	($172,972)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Interest Rate Swap Agreements

We enter into interest rate swap agreements to manage well-defined interest rate risks.  During September of 2005, we entered into two interest rate swap agreements with two commercial banks to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  We are the fixed rate payor, and DnB NOR Bank is the floating rate payor for the first contract, and we are the fixed rate payor, and Deutsche Schiffsbank is the floating rate payor for the second contract.  The combined amount for both contracts totaled $28,667,000 and $31,333,000 at December 31, 2006 and 2005, respectively, and will expire in September of 2015.  The fixed rate was 4.41% at December 31, 2006 and 2005, and the floating rates were 5.37063% and 4.51938% at December 31, 2006 and 2005, respectively.  We have designated these interest rate swap agreements as effective hedges.  Settlements of these agreements are made quarterly and resulted in a decrease to interest expense of $204,000 in 2006 and an increase to interest expense of $37,000 in 2005.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During November of 2005, we entered into another interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  The contract amount totaled $13,860,000 and $14,000,000 at December 31, 2006 and 2005, respectively, and will expire in November of 2012.  We are the fixed rate payor, and Capital One, N.A. (formerly Hibernia National Bank) is the floating rate payor.  The fixed rate was 5.17% for 2006 and 2005, and the floating rate was 5.32% and 4.38875% at December 31, 2006 and 2005, respectively.  We have designated this interest rate swap agreement as an effective hedge.  Settlements of this agreement are made monthly and resulted in a decrease to interest expense of $18,000 and $11,000 in 2006 and 2005, respectively.

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

During 2005, we entered into a forward purchase contract for Mexican Pesos for $630,000 U.S. Dollar equivalents beginning in January of 2006 that expired in September of 2006.  During 2006, we entered into three forward purchase contracts.  One contract was for Mexican Pesos for $420,000 U.S. Dollar equivalents beginning in January of 2007 that expires in July of 2007.  The other two contracts were for Indonesian Rupiah, one for $2,925,000 U.S. Dollar equivalents beginning in October of 2006 that expires in December of 2007, and the second contract was for $1,800,000 U.S. Dollar equivalents beginning in June of 2006 that expires in May of 2007.  There were no forward sales contracts as of December 31, 2006 or 2005.

Long-Term Debt

The fair value of our debt is estimated based on the quoted market price for the publicly listed Senior Notes and the current rates offered to us on other outstanding obligations.

Amounts Due from Related Parties

The carrying amount of these notes receivable approximated fair market value as of December 31, 2006 and 2005.  Fair market value takes into consideration the current rates at which similar notes would be made.

Restricted Cash

The carrying amount of these investments approximated fair market value as of December 31, 2006 and 2005, based upon current rates offered on similar instruments.

Marketable Securities

We have categorized all marketable securities as available-for-sale.  The following table shows the carrying amount, fair value and net gains or losses recorded to accumulated other comprehensive income for each security type at December 31, 2006 and 2005.

(All Amounts in Thousands)	December 31, 2006
Security Type	Carrying Value	Fair Value	Net Gain (Loss) Net of Taxes
Equity Securities	$ 3,644	$ 4,446	$ 521
Corporate Debt Securities	2,127	2,099	(20)
	$ 5,771	$ 6,545	$ 501

December 31, 2005
Security Type	Carrying Value	Fair Value	Net Gain (Loss) Net of Taxes
Equity Securities	$ 3,487	$ 4,288	$ 521
Debt Securities Issued by U.S. Treasury	250	249	-
Corporate Debt Securities	2,127	2,077	(33)
	$ 5,864	$ 6,614	$ 488

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities:

	December 31,	December 31,
(All Amounts in Thousands)	2006	2005
Accrued Voyage Expenses	$26,411	$26,783
Self-Insurance Liability	2,868	1,985
Lease Incentive Obligation	1,839	1,700
Accrued Salaries and Benefits	1,706	97
Accrued Interest Expense	623	942
Accrued Customs Liability	578	166
Accrued Insurance Premiums	362	431
Trade Accounts Payable	31	3,585
Other Short-Term Liabilities	-	37
Accrued Leasehold Improvement Costs	-	7,527
Accrued Payroll Taxes	-	4,170
	$34,418	$47,423

NOTE Q – DISCONTINUED OPERATIONS

In 2005, we sold the assets associated with our over-the-road car transportation truck company.  The decision to sell these assets was primarily the result of a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets. The sale of these assets was completed in July of 2005 and all proceeds were received and all associated costs were incurred before the end of that year.  The carrying value of those assets before the sale was approximately $3,600,000; costs associated with the sale were $269,000; and net proceeds were $3,100,000 resulting in a net loss before taxes of $769,000.

The components of loss from discontinued over-the-road transportation operations as reported on the income statements for the periods presented are described below:

(All Amounts in Thousands)	Year Ended December 31,
	2005	2004
Discontinued Operations:
Loss from Operations	$ (1,133)	$ (629)
Loss on Disposal of Assets	(769)	-
Tax Benefit	632	220
	$ (1,270)	$ (409)

Revenues associated with these operations for the years ended December 31, 2005 and 2004 were $2,534,000 and  $4,326,000, respectively.  The over-the-road car carrying truck company was reported in the “Other” segment in previous years.

INTERNATIONAL SHIPHOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - QUARTERLY FINANCIAL INFORMATION - (Unaudited)

	(All Amounts in Thousands Except Share Data)	Quarter Ended
		March 31	June 30	Sept. 30	Dec. 31
2006	Revenues	$ 68,330	$ 70,080	$ 77,633	$ 58,838	(1)
	Expenses	61,592	65,925	73,375	53,353
	Impairment Loss	-	8,866	-	-
	Gross Voyage Profit (Loss)	6,738	(4,711)	4,258	5,485
	Income (Loss) from Continuing Operations	2,086	(6,464)	(936)	22,362	(2)
	Net Income (Loss) Available to Common Stockholders	1,486	(7,064)	(1,536)	21,762
	Basic and Diluted Earnings (Loss) per Common Share:
	Net Income (Loss) Available to Common Stockholders	0.24	(1.15)	(0.25)	3.56

2005	Revenues	$ 68,823	$ 67,731	$ 63,561	$ 62,041
	Expenses	59,684	59,200	59,358	58,134
	Gross Voyage Profit	9,139	8,531	4,203	3,907
	Income (Loss) from Continuing Operations	4,423	4,169	(202)	(124)
	Loss from Discontinued Operations	(330)	(196)	(643)	(101)
	Net Income (Loss) Available to Common Stockholders	3,526	3,373	(1,445)	(825)
	Basic and Diluted Earnings (Loss) per Common Share:
	Net Income (Loss) Available to Common Stockholders - Basic	0.58	0.55	(0.24)	(0.14)
	Net Income (Loss) Available to Common Stockholders - Diluted	0.58	0.55	(0.24)	(0.13)

(1)

The decrease in revenue in the fourth quarter of 2006 was primarily related to a decrease in cargo volume on our LASH liner service due in part to the sale of one of the vessels in that service.

(2)

Income from continuing operations in the fourth quarter of 2006 included a gain of $22,598,000, before taxes, on the sale of our entire 26.1% investment in Belden Shipholding Pte Ltd, a company that owns and operates cement carrier vessels.  The sale was pursuant to an unsolicited offer.

INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

S-2

Schedule II – Valuation and Qualifying Accounts and Reserves

S-3

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

International Shipholding Corporation

We have audited the consolidated financial statements of International Shipholding Corporation as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 23, 2007 (included elsewhere in this Form 10-K). Our audit also included the financial statement Schedule II of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                     /s/  Ernst & Young LLP

New Orleans, Louisiana

February 23, 2007

S-2

INTERNATIONAL SHIPHOLDING CORPORATION

Schedule II - Valuation and Qualifying Accounts and Reserves

(Amounts in Thousands)

				Deductions
	Balance at	Additions		for purpose for	Balance at
	beginning of	Charged to	Charged to	which accounts	end of
	period	expense	Other accounts	were set up	period
December 31, 2004:
Self-Retention Reserves	$ 4,342	$ 5,314	$ -	$ 6,708	$ 2,948
Non Self-Retention Reserves	809	567	-	698	678
Postretirement Benefits	7,454	122	-	-	7,576
Custom Reserves	3,487	1,457	-	3,206	1,738
Other Reserves	1,752	641	-	767	1,626
Total	$ 17,844	$ 8,101	$ -	$ 11,379	$ 14,566

December 31, 2005:
Self-Retention Reserves	$ 2,948	$ 4,710	$ -	$ 3,618	$ 4,040
Non Self-Retention Reserves	678	156	-	332	502
Postretirement Benefits	7,576	180	-	-	7,756
Custom Reserves	1,738	929	-	2,501	166
Other Reserves	1,626	604	-	666	1,564
Total	$ 14,566	$ 6,579	$ -	$ 7,117	$ 14,028

December 31, 2006:
Self-Retention Reserves	$ 4,040	$ 5,153	$ -	$ 2,980	$ 6,213
Non Self-Retention Reserves	502	-	-	325	177
Postretirement Benefits	7,756	-	-	-	7,756
Custom Reserves	166	1,623	-	1,211	578
Other Reserves	1,564	1,710	-	2,020	1,254
Total	$ 14,028	$ 8,486	$ -	$ 6,536	$ 15,978

S-3