Form 10-K/A
period 2006-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2007-05-15
CIK 278041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 2-63322
INTERNATIONAL SHIPHOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2989662 (I.R.S. Employer Identification No.)

11 North Water Street, Mobile, Alabama (Address of principal executive offices)	36602 (Zip Code)
(251)-243-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange
6.0% Convertible Exchangeable Preferred Stock	New York Stock Exchange
7 3/4% Senior Notes Due 2007	New York Stock Exchange
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes   No ☑
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
Yes ☐ No ☑
     Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, based upon the closing price of the common stock as reported by the New York Stock Exchange on such date, was approximately $58,528,708 .
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2007
Common Stock, $1 par value,	6,119,187 shares

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends certain items in the report on Form 10-K of International Shipholding Corporation for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 9, 2007, and presents only the item of the report that is being amended. This form 10-K/A does not reflect events occurring after the filing of the original report or modify or update disclosures affected by subsequent events.
Item 15, “Exhibits, Financial Statement Schedules” is being amended to provide amended financial statements that reflect the computation of diluted earnings per share using the “if converted method” to show the dilutive effect of our outstanding convertible exchangeable preferred stock, should such preferred stock be converted for (i) the year ended December 31, 2006, (ii) the quarter ended December 31, 2006, and (iii) the quarters ended March 31 and June 30, 2005. Specifically:
•	The report of the Registrant’s independent registered accounting firm appearing on page F-2 has been modified, through the addition of a final sentence, and has been re-dated.

•	The Registrant’s Net Income Available to Common Stockholders - Diluted for 2006 appearing on page F-3 has been restated from $2.39 per share to $2.10 per share, and the Weighted Average Shares of Common Stock Outstanding - Diluted, also appearing on page F-3, has been restated from 6,122,578 to 8,122,578.

•	The paragraph entitled “Earnings Per Share” in Note A on page F-10 has been deleted.

•	Note R appearing on page F-31 has been revised to restate Diluted Earnings per Common Share from (i) $3.56 to $2.75 for the quarter ended December 31, 2006; (ii) $0.58 to $0.51 for the quarter ended March 31, 2005 and (iii) $0.55 to $0.49 for the quarter ended June 30, 2005.

•	A new Note S has been added.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this report:
(1) Financial Statements.
The following financial statements and related notes are included on pages F-1 through F-32 of this Form 10-K/A.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Investment for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules.
Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

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
As discussed in Note A to the consolidated financial statements, as of December 31, 2006, the Company changed its method of accounting for pension and postretirement benefits. As discussed in Note S to the consolidated financial statements, the diluted earnings per share for the year ended December 31, 2006, has been restated.

/s/ Ernst & Young LLP

New Orleans, Louisiana
February 23, 2007,
Except for Note S, as to which the date
is May 14, 2007.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)

	Year Ended December 31,
	2006	2005	2004
Revenues	$274,881	$262,156	$259,164

Operating Expenses:
Voyage Expenses	230,510	213,997	212,860
Vessel and Barge Depreciation	23,735	22,379	18,258
Impairment Loss	8,866	—	—

Gross Voyage Profit	11,770	25,780	28,046

Administrative and General Expenses	18,765	16,052	15,536
(Gain) Loss on Sale of Assets	(5,125)	(584)	7

Operating (Loss) Income	(1,870)	10,312	12,503

Interest and Other:
Interest Expense	11,147	9,626	10,585
(Gain) Loss on Sale of Investments	(23,058)	(287)	623
Investment Income	(1,397)	(1,111)	(691)
Loss on Early Extinguishment of Debt	248	68	361

	(13,060)	8,296	10,878

Income from Continuing Operations Before (Benefit) Provision for Income Taxes and Equity in Net Income of Unconsolidated Entities	11,190	2,016	1,625

(Benefit) Provision for Income Taxes:
Current	—	129	—
Deferred	(1,137)	(2,609)	(6,946)
State	4	23	23

	(1,133)	(2,457)	(6,923)

Equity in Net Income of Unconsolidated Entities (Net of Applicable Taxes)	4,725	3,793	4,646

Income from Continuing Operations	17,048	8,266	13,194

Loss from Discontinued Over-the-Road Transportation Operations (Net of Applicable Taxes)	—	(1,270)	(409)

Net Income	$17,048	$6,996	$12,785

Preferred Stock Dividends	2,400	2,367	—

Net Income Available to Common Stockholders	$14,648	$4,629	$12,785

Basic and Diluted Earnings Per Common Share:
Net Income Available to Common Stockholders — Basic
Continuing Operations	$2.40	$0.97	$2.17
Discontinued Operations	—	(0.21)	(0.07)

	$2.40	$0.76	$2.10

Net Income Available to Common Stockholders — Diluted (Restated)
Continuing Operations	$2.10	$0.96	$2.17
Discontinued Operations	—	(0.21)	(0.07)

	$2.10	$0.75	$2.10

Weighted Average Shares of Common Stock Outstanding:
Basic	6,116,036	6,083,005	6,082,887
Diluted (Restated)	8,122,578	6,114,510	6,092,302
The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
ASSETS	2006	2005

Current Assets:
Cash and Cash Equivalents	$44,273	$16,178
Marketable Securities	6,545	6,614
Accounts Receivable, Net of Allowance for Doubtful Accounts of $216 and $184 in 2006 and 2005:
Traffic	13,348	22,649
Agents’	3,948	4,929
Claims and Other	8,889	10,990
Federal Income Taxes Receivable	322	324
Deferred Income Tax	67	149
Net Investment in Direct Financing Leases	4,400	3,923
Other Current Assets	2,798	4,432
Material and Supplies Inventory, at Lower of Cost or Market	3,508	3,575
Current Assets Held for Disposal	681	55

Total Current Assets	88,779	73,818

Investment in Unconsolidated Entities	12,409	14,926

Net Investment in Direct Financing Leases	70,497	74,642

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	376,802	366,026
Leasehold Improvements	20,054	29,319
Other Equipment	2,077	2,077
Furniture and Equipment	3,037	3,762

	401,970	401,184
Less — Accumulated Depreciation	(175,033)	(151,640)

	226,937	249,544

Other Assets:
Deferred Charges, Net of Accumulated Amortization of $11,114 and $10,968 in 2006 and 2005, Respectively	14,577	13,839
Acquired Contract Costs, Net of Accumulated Amortization of $25,796 and $24,341 in 2006 and 2005, Respectively	4,729	6,185
Restricted Cash	—	6,541
Due from Related Parties	4,015	1,600
Other	6,099	8,412

	29,420	36,577

	$428,042	$449,507

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

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

Stockholders’ Investment:
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

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ INVESTMENT
(All Amounts in Thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total

Balance at December 31, 2003	$6,756	$54,450	$69,930	$(8,704)	$(1,065)	$121,367

Comprehensive Income:
Net Income for Year Ended December 31, 2004	—	—	12,785	—	—	12,785

Other Comprehensive Income:
Recognition of Unrealized Holding Loss on Marketable Securities, Net of Deferred Taxes of $216	—	—	—	—	402	402

Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $118	—	—	—	—	220	220

Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $366	—	—	—	—	680	680

Total Comprehensive Income						14,087

Balance at December 31, 2004	$6,756	$54,450	$82,715	$(8,704)	$237	$135,454

Comprehensive Income:
Net Income for Year Ended December 31, 2005	—	—	6,996	—	—	6,996

Other Comprehensive (Loss) Income:
Recognition of Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of ($88)	—	—	—	—	(163)	(163)

Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $224	—	—	—	—	416	416

Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($91)	—	—	—	—	329	329

Total Comprehensive Income						7,578

Preferred Stock Dividends	—	—	(2,367)	—	—	(2,367)

Options Exercised	4	45	—	—	—	49

Balance at December 31, 2005	$6,760	$54,495	$87,344	$(8,704)	$819	$140,714

Comprehensive Income:
Net Income for Year Ended December 31, 2006	—	—	17,048	—	—	17,048

Other Comprehensive (Loss) Income:
Recognition of Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of ($111)	—	—	—	—	(206)	(206)

Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $117	—	—	—	—	219	219

Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $176	—	—	—	—	656	656

Adjustment to Initially Apply SFAS No. 158, Net of Deferred Taxes of ($8)					(2,760)	(2,760)

Total Comprehensive Income						14,957

Preferred Stock Dividends	—	—	(2,400)	—	—	(2,400)

Options Exercised	33	432	—	—	—	465

Balance at December 31, 2006	$6,793	$54,927	$101,992	$(8,704)	$(1,272)	$153,736

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net Income	$17,048	$6,996	$12,785
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	24,417	23,116	19,420
Amortization of Deferred Charges and Other Assets	7,954	8,071	7,844
Benefit for Deferred Federal Income Taxes	(1,137)	(3,245)	(7,166)
Impairment Loss	8,866	—	—
Equity in Net Income of Unconsolidated Entities	(4,725)	(3,793)	(4,646)
Distributions from Unconsolidated Entities	1,450	3,280	4,542
Proceeds from Lease Incentive Obligations	2,779	—	—
(Gain) Loss on Sale of Assets	(5,125)	(584)	7
Loss on Sale of Assets from Discontinued Operations	—	769	—
Loss on Early Extinguishment of Debt	248	68	361
(Gain) Loss on Sale of Investments	(23,058)	(287)	623
Deferred Drydocking Charges	(8,432)	(5,043)	(7,450)
Changes in:
Accounts Receivable	12,349	(8,185)	7,031
Inventories and Other Current Assets	1,416	722	1,308
Other Assets	2,767	884	1,277
Accounts Payable and Accrued Liabilities	(12,079)	1,802	(3,089)
Federal Income Taxes Payable	(544)	(331)	(1,066)
Billings in Excess of Income Earned and Expenses Incurred	(3,362)	(661)	(548)
Other Long-Term Liabilities	2,149	199	(2,244)

Net Cash Provided by Operating Activities	22,981	23,778	28,989

Cash Flows from Investing Activities:
Net Investment in Direct Financing Leases	3,668	(29,452)	2,151
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(21,799)	(35,000)	(25,565)
Proceeds from Sale of Assets	12,026	3,756	—
Purchase of and Proceeds from Short-Term Investments	552	200	(3,155)
Investment in Unconsolidated Entities	(1,336)	(1,647)	—
Return of Capital of Unconsolidated Entity	2,480	—	—
Proceeds from Sale of Unconsolidated Entity	27,490	—	—
Net Decrease in Restricted Cash Account	6,541	—	865
Net (Increase) Decrease in Related Party Note Receivables	(2,090)	935	—
Other Investing Activities	—	—	115

Net Cash Provided (Used) by Investing Activities	27,532	(61,208)	(25,589)

Cash Flows from Financing Activities:
Proceeds from Issuance of Preferred Stock	—	37,725	—
Proceeds from Issuance of Common Stock	465	49	—
Proceeds from Issuance of Debt	10,000	48,000	29,000
Repayment of Debt	(32,761)	(54,095)	(29,920)
Additions to Deferred Financing Charges	(175)	(421)	(766)
Preferred Stock Dividends Paid	(2,400)	(2,367)	—
Reimbursements for Leasehold Improvements	2,613	14,310	—
Other Financing Activities	(160)	(106)	(82)

Net Cash (Used) Provided by Financing Activities	(22,418)	43,095	(1,768)

Net Increase in Cash and Cash Equivalents	28,095	5,665	1,632
Cash and Cash Equivalents at Beginning of Year	16,178	10,513	8,881

Cash and Cash Equivalents at End of Year	$44,273	$16,178	$10,513

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     As permitted by Statement No. 123, we previously accounted for share-based payments to employees using APB Opinion No. 25 and as such no compensation expense has been recognized for employee options granted under the Stock Incentive Plan. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards. The future impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share in Note F — Employee Benefit Plans.
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

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE B — PROPERTY
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

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE C — CONVERTIBLE EXCHANGEABLE PREFERRED STOCK
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

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — LONG-TERM DEBT

(All Amounts in Thousands)	Interest Rate			Total Principal Due
	December 31,	December 31,	Maturity	December 31,	December 31,
Description	2006	2005	Date	2006	2005
Unsecured:
Senior Notes — Fixed Rate	7.75%	7.75%	2007	$39,979	$52,465
Secured:
Notes Payable — Variable Rate *	6.3656%	5.53%	2015	28,666	31,333
Notes Payable — Variable Rate *	4.8200%	3.869%	2012	13,860	14,000
Notes Payable — Variable Rate	6.6219%	5.45-5.65%	2013	66,729	74,197
Line of Credit	N/A	N/A	2009	—	—

				$149,234	$171,995
	Less Current Maturities			(50,250)	(10,275)

				$98,984	$161,720

*	We have interest rate swap agreements in place to fix the interest rates on our variable rate notes payable expiring in 2015 and 2012 at 4.41% and 5.17%, respectively. After applicable margin adjustments, the effective interest rates on these notes payable are fixed at 5.41% and 4.67%, respectively. The swap agreements are for the same terms as the associated notes payable.
     Our variable rate notes payable and our revolving credit facility are secured by assets with an aggregate net book value of $190,489,000 as of December 31, 2006, and by a security interest in certain operating contracts and receivables.
     The aggregate principal payments required as of December 31, 2006, for each of the next five years are $50,250,000 in 2007, primarily due to the maturity of our 7 3/4% Senior Notes, $10,275,000 in 2008, $10,275,000 in 2009, $10,275,000 in 2010, and $10,590,000 in 2011.
     During 2006, we retired $12,525,000 of the 7 3/4% Notes all of which were at a premium. In 2005, we retired $18,500,000 of the 7 3/4% Notes of which $17,000,000 was at a discount and the remaining $1,500,000 was at a premium. We also retired certain other outstanding debt prior to maturity. Additionally, in 2004, we retired $410,000 of the 7 3/4% Notes at a discount and retired certain other outstanding debt prior to maturity. Upon retirement of this indebtedness, we recorded a net Loss on Early Extinguishment of Debt for the years ended December 31, 2006, 2005 and 2004, of approximately $248,000, $68,000 and $361,000 respectively.
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
NOTE E — SELF-RETENTION INSURANCE
     We are self-insured for Hull and Machinery claims in excess of $150,000 for each accident and Loss of Hire claims in excess of 14 days, up to an aggregate stop loss amount of $2,000,000 per policy year. Once aggregate claims exceed $2,000,000, we have third party coverage for additional claims with deductible levels of $150,000 per incident for

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE F — EMPLOYEE BENEFIT PLANS
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
     Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents. The measurement date for both plans is December 31. The following table sets forth the plans’ changes in the benefit obligations and fair value of assets and a statement of the funded status:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$23,323	$22,461	$9,164	$9,638
Service Cost	676	668	63	90
Interest Cost	1,312	1,248	453	536
Actuarial (Gain) Loss	12	(31)	(919)	(551)
Benefits Paid and Expected Expenses	(1,045)	(1,023)	(586)	(549)
Curtailments	(604)	—	(127)	—
Special Termination Benefits	10	—	—	—

Benefit Obligation at End of Year	$23,684	$23,323	$8,048	$9,164

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$20,330	$19,119	$—	$—
Actual Return on Plan Assets	2,393	1,130	—	—
Employer Contribution	750	1,100	586	549
Benefits Paid and Actual Expenses	(1,041)	(1,019)	(586)	(549)

Fair Value of Plan Assets at End of Year	22,432	20,330	—	—

Funded Status	$(1,252)	$(2,993)	$(8,048)	$(9,164)

Key Assumptions
Discount Rate	5.75%	5.75%	5.75%	5.75%
Rate of Compensation Increase	5.00%	5.00%	N/A	N/A

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The accumulated benefit obligation for the pension plan was $20,548,000 and $19,963,000 at December 31, 2006 and 2005, respectively.
     The following table shows amounts recognized in accumulated other comprehensive income:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
Prior Service Cost	$—	$—	$143	$—
Net Loss	(2,381)	—	(530)	—

Change in Other Comprehensive Income	$(2,381)	$—	$(387)	$—

     The following table provides the components of net periodic benefit cost for the plans:

(All Amounts in Thousands)	Pension Plan			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost
Service Cost	$676	$668	$548	$63	$90	$77
Interest Cost	1,311	1,248	1,229	453	536	550
Expected Return on Plan Assets	(1,534)	(1,440)	(1,395)	—	—	—
Amortization of Prior Service Cost	—	—	8	(22)	(22)	(21)
Amortization of Net Actuarial Loss	162	212	86	—	131	73

Net Periodic Benefit Cost	$615	$688	$476	$494	$735	$679

Special Termination Benefits	10	—	—	—	—	—
Curtailment Gain	—	—	—	(45)	—	—

Net Periodic Benefit Cost After Special Termination Benefits and Curtailment Gain	$625	$688	$476	$449	$735	$679

Key Assumptions
Discount Rate	5.75%	5.50%	6.25%	5.75%	5.50%	6.25%
Expected Return on Plan Assets	7.75%	7.75%	8.00%	N/A	N/A	N/A
Rate of Compensation Increase	5.00%	5.00%	5.50%	N/A	N/A	N/A
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

(All Amounts in Thousands)	1% Increase	1% Decrease

Change in total service and interest cost components for the year ended December 31, 2006	$55	$(46)
Change in postretirement benefit obligation as of December 31, 2006	881	(743)

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table provides the expected future benefit payments as of December 31, 2006:
(All Amounts in Thousands)

Fiscal Year	Pension	Postretirement
Beginning	Plan	Benefits
2007	$1,091	$475
2008	1,159	499
2009	1,204	520
2010	1,264	548
2011	1,343	574
2012-2016	7,648	2,991
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

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE G — INCOME TAXES
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
     Our Federal income tax returns are filed on a consolidated basis and include the results of operations of our wholly-owned U.S. subsidiaries. Pursuant to the Tax Reform Act of 1986, the recognition of earnings of foreign subsidiaries, which were $13,933,000 in 2006, $159,000 in 2005, and $4,155,000 in 2004, have been included in our federal tax provision calculations. Foreign tax credits of $1,356,000 are expected to be utilized on the federal return as of December 31, 2006. Our 2005 Federal income tax return has not been filed as of December 31, 2006 as we qualify and have been granted additional time to file under Internal Revenue Service extensions granted to taxpayers impacted by Hurricane Katrina. The deadline to file our 2005 Federal income tax return is April 15, 2007.
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

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Components of the net deferred tax liability/(asset) are as follows:

	December 31,	December 31,
(All Amounts in Thousands)	2006	2005
Liabilities:
Fixed Assets	$24,044	$28,738
Deferred Charges	2,338	2,401
Unterminated Voyage Revenue/Expense	72	39
Other Liabilities	5,926	3,542

Total Liabilities	32,380	34,720

Assets:
Insurance and Claims Reserve	471	301
Post-Retirement Benefits	(395)	(386)
Alternative Minimum Tax Credit	(4,577)	(4,577)
Net Operating Loss Carryforward/Unutilized Deficit	(12,242)	(15,355)
Valuation Allowance	417	3,594
Worker Retention Credit	(293)	(293)
Other Assets	(3,991)	(4,984)

Total Assets	(20,610	(21,700)

Total Deferred Tax Liability, Net	$11,770	$13,020

     The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate —expense (benefit):

	Year Ended December 31,
	2006	2005	2004
Statutory Rate	35.00%	35.00%	35.00%
State Income Taxes	0.03%	1.14%	2.35%
Effect of Tonnage Tax Rate	(20.99%)	(152.40%)	—
Jobs Creation Act Adjustment	—	(17.37%)	(776.11%)
Change in Valuation Allowance	(23.03%)	21.67%	—
Employee Retention Credit	—	(14.54%)	—
Other, Primarily Non-deductible Expenditures	0.02%	4.57%	21.50%

	(8.97%)	(121.93%)	(717.26%)

     Foreign income taxes of $544,000, $461,000 and $410,000 are included in our consolidated statements of income in the Benefit for Income Taxes for the years ended December 31, 2006, 2005, and 2004, respectively. We pay foreign income taxes in Indonesia.
     For U.S. federal income tax purposes, in 2006, we utilized the remaining balance of our net operating loss carryforwards (“NOLs”) of approximately $8,892,000. We also have approximately $4,577,000 of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, we have NOLs of approximately $6,491,000 available to reduce future state taxable income. A valuation allowance has been recorded to fully offset the value of the state net operating losses due to the uncertainty of the utilization of those losses. These NOLs expire in varying amounts beginning in year 2010 through 2020.
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
NOTE H — TRANSACTIONS WITH RELATED PARTIES
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
NOTE I — COMMITMENTS AND CONTINGENCIES
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

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE J — LEASES
Direct Financing Leases
     In 2005, we entered into a direct financing lease of a U.S. flag PCTC expiring in 2015 and, in 1999, we entered into a direct financing lease of a foreign flag PCTC expiring in 2019. The schedule of future minimum rentals to be received under these direct financing leases in effect at December 31, 2006, is as follows:

Receivables
Under
(All Amounts in Thousands)	Financing Leases
Year Ended December 31,
2007	$14,077
2008	14,099
2009	13,498
2010	13,112
2011	13,097
Thereafter	73,171

Total Minimum Lease Payments Receivable	141,054
Estimated Residual Value of Leased Property	8,052
Less Unearned Income	(74,209)

Total Net Investment in Direct Financing Leases	74,897
Current Portion	(4,400)

Long-Term Net Investment in Direct Financing Leases at December 31, 2006	$70,497

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The schedule of future minimum rentals to be received under the direct financing leases in effect at December 31, 2005, was as follows:

Receivables
Under
(All Amounts in Thousands)	Financing Leases
Year Ended December 31,
2006	$14,077
2007	14,077
2008	14,099
2009	13,498
2010	13,112
Thereafter	86,268

Total Minimum Lease Payments Receivable	155,131
Estimated Residual Value of Leased Property	8,052
Less Unearned Income	(84,618)

Total Net Investment in Direct Financing Leases	78,565
Current Portion	(3,923)

Long-Term Net Investment in Direct Financing Leases at December 31, 2005	$74,642

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

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2006:

	Payments Under Operating Leases
	U.S. Flag	Foreign Flag	Other
(All Amounts in Thousands)	PCTCs	PCTC	Leases	Total
Year Ended December 31,
2007	$9,596	$6,340	$1,263	$17,199
2008	9,596	6,340	1,281	17,217
2009	9,596	6,340	474	16,410
2010	8,316	6,340	499	15,155
2011	4,474	6,340	499	11,313
Thereafter	7,830	28,530	9,988	46,348

Total Future Minimum Payments	$49,408	$60,230	$14,004	$123,642

NOTE K — DEFERRED CHARGES AND ACQUIRED CONTRACT COSTS
     Deferred charges and acquired contract costs are comprised of the following:

	December 31,	December 31,
(All Amounts in Thousands)	2006	2005
Drydocking Costs	$12,915	$11,711
Financing Charges and Other	1,662	2,128
Acquired Contract Costs	4,729	6,185

	$19,306	$20,024

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
NOTE L — SIGNIFICANT OPERATIONS
Major Customers
     We have several medium- to long-term contracts related to the operations of various vessels (See Note I), from which revenues represent a significant amount of our total revenue. Revenues from the contracts with the MSC were $31,796,000, $29,157,000 and $27,017,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     We operate a U.S. flag LASH vessel in a liner service which participates in the MSP program (See Note A — “Maritime Security Program"). Revenues, including MSP revenue, were $27,546,000, $26,816,000 and $30,008,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
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

	Year Ended December 31,
(All Amounts in Thousands)	2006	2005	2004
United States	$96,786	$94,300	$86,568
Asian Countries	69,197	62,191	59,309
Rail-Ferry Service Operating Between U.S. Gulf and Mexico	18,428	11,051	15,880
Liner Services Operating Between:
U.S. Gulf / East Coast Ports and Ports in Middle East	27,546	26,816	30,008
U.S. Gulf / East Coast Ports and Ports in Northern Europe	61,871	66,549	65,705
Other Countries	1,053	1,249	1,694

Total Revenues	$274,881	$262,156	$259,164

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

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elim.	Total

2006
Revenues from External Customers	$89,417	$148,581	$16,081	$18,427	$2,375	—	$274,881
Intersegment Revenues	—	—	—	—	13,582	$(13,582)	—
Depreciation and Amortization	5,994	18,267	2,744	4,598	86	—	31,689
Impairment Loss	—	—	—	(8,866)	—	—	(8,866)
Gross Voyage (Loss) Profit	(8,681)	29,915	4,142	(14,002)	396	—	11,770
Interest Expense	609	7,149	1,323	2,036	30	—	11,147
Gain on Sale of Assets	4,914	—	—	—	211	—	5,125
Segment (Loss) Profit	(4,376)	22,766	2,819	(16,038)	577	—	5,748
Segment Assets	15,718	184,659	32,468	83,082	813	—	316,740
Expenditures for Segment Assets	6,400	6,990	—	16,429	412	—	30,231

2005
Revenues from External Customers	$93,365	$138,177	$16,693	$11,051	$2,870	—	$262,156
Intersegment Revenues	—	—	—	—	12,614	$(12,614)	—
Depreciation and Amortization	4,834	17,822	2,747	5,008	39	—	30,450
Gross Voyage (Loss) Profit	(1,492)	27,774	4,692	(6,684)	1,490	—	25,780
Interest Expense	631	6,162	1,148	1,651	34	—	9,626
Gain on Sale of Other Assets	584	—	—	—	—	—	584
Segment (Loss) Profit	(1,539)	21,612	3,544	(8,335)	1,456	—	16,738
Segment Assets	22,680	194,575	35,202	90,578	1,175	—	344,210
Expenditures for Segment Assets	3,590	1,038	—	35,035	380	—	40,043

2004
Revenues from External Customers	$95,713	$113,954	$16,562	$15,881	$17,054	—	$259,164
Intersegment Revenues	—	—	—	—	12,264	$(12,264)	—
Depreciation and Amortization	5,279	13,879	2,709	4,090	145	—	26,102
Gross Voyage (Loss) Profit	(1,563)	26,914	5,411	(4,304)	1,588	—	28,046
Interest Expense	749	6,515	1,430	1,853	38	—	10,585
Loss on Sale of Other Assets	—	—	—	—	(7)	—	(7)
Segment (Loss) Profit	(2,312)	20,399	3,981	(6,157)	1,543	—	17,454
Segment Assets	23,126	182,447	37,971	49,839	1,300	—	294,683
Expenditures for Segment Assets	988	29,946	6	232	202	—	31,374

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

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Year Ended December 31,
Profit or Loss:	2006	2005	2004
Total Profit for Reportable Segments	$5,748	$16,738	$17,454
Unallocated Amounts:
Administrative and General Expenses	(18,765)	(16,052)	(15,536)
Gain (Loss) on Sale of Investments	23,058	287	(623)
Investment Income	1,397	1,111	691
Loss on Early Extinguishment of Debt	(248)	(68)	(361)

Income from Continuing Operations Before (Benefit) Provision for Income Taxes and Equity in Net Income of Unconsolidated Entities	$11,190	$2,016	$1,625

	December 31,	December 31,
Assets:	2006	2005
Total Assets for Reportable Segments	$316,740	$344,210
Unallocated Amounts:
Current Assets	88,779	73,818
Investment in Unconsolidated Entities	12,409	14,926
Restricted Cash	—	6,541
Due from Related Parties	4,015	1,600
Other Assets	6,099	8,412

Total Assets	$428,042	$449,507

NOTE M — UNCONSOLIDATED ENTITIES
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

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The unaudited condensed financial position and results of operations of BCH and BSH are summarized below:

December 31,
(Amounts in Thousands)	2005
Current Assets	$14,988
Noncurrent Assets	$115,566
Current Liabilities	$13,465
Noncurrent Liabilities	$90,701

	Nine Months
	Ended Sept. 30,	Year Ended December 31,
(Amounts in Thousands)	2006	2005	2004
Operating Revenues	$25,942	$29,551	$27,405
Operating Income	$7,390	$10,833	$18,512
Net Income	$3,277	$9,481	$5,006
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
     The unaudited condensed financial position and results of operations of Dry Bulk are summarized below:

	December 31,	December 31,
(Amounts in Thousands)	2006	2005
Current Assets	$5,351	$2,584
Noncurrent Assets	$111,300	$115,903
Current Liabilities	$8,143	$9,269
Noncurrent Liabilities	$90,047	$97,000

	Year Ended December 31,
(Amounts in Thousands)	2006	2005	2004
Operating Revenues	$25,174	$15,277	$18,790
Operating Income	$13,846	$9,118	$13,594
Net Income	$7,089	$6,448	$11,578
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
NOTE N — SUPPLEMENTAL CASH FLOW INFORMATION

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
NOTE O — FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES
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
(All Amounts in Thousands)

	December 31, 2006
			Net Gain (Loss)
Security Type	Carrying Value	Fair Value	Net of Taxes
Equity Securities	$3,644	$4,446	$521
Corporate Debt Securities	2,127	2,099	(20)

	$5,771	$6,545	$501

	December 31, 2005
			Net Gain (Loss)
Security Type	Carrying Value	Fair Value	Net of Taxes
Equity Securities	$3,487	$4,288	$521
Debt Securities Issued by U.S. Treasury	250	249	—
Corporate Debt Securities	2,127	2,077	(33)

	$5,864	$6,614	$488

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE P — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities:

	December 31,	December 31,
(All Amounts in Thousands)	2006	2005
Accrued Voyage Expenses	$26,411	$26,783
Self-Insurance Liability	2,868	1,985
Lease Incentive Obligation	1,839	1,700
Accrued Salaries and Benefits	1,706	97
Accrued Interest Expense	623	942
Accrued Customs Liability	578	166
Accrued Insurance Premiums	362	431
Trade Accounts Payable	31	3,585
Other Short-Term Liabilities	—	37
Accrued Leasehold Improvement Costs	—	7,527
Accrued Payroll Taxes	—	4,170

	$34,418	$47,423

NOTE Q — DISCONTINUED OPERATIONS
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
     The components of loss from discontinued over-the-road transportation operations as reported on the income statements for the periods presented are described below:

	Year Ended December 31,
(All Amounts in Thousands)	2005	2004
Discontinued Operations:
Loss from Operations	$(1,133)	$(629)
Loss on Disposal of Assets	(769)	—
Tax Benefit	632	220

	$(1,270)	$(409)

     Revenues associated with these operations for the years ended December 31, 2005 and 2004 were $2,534,000 and $4,326,000, respectively. The over-the-road car carrying truck company was reported in the “Other” segment in previous years.

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE R — QUARTERLY FINANCIAL INFORMATION — (Unaudited)
(All Amounts in Thousands Except Share Data)

		Quarter Ended
		March 31		June 30	Sept. 30	Dec. 31

2006	Revenues	$68,330		$70,080	$77,633	$58,838 (1)
	Expenses	61,592		65,925	73,375	53,353
	Impairment Loss	—		8,866	—	-
	Gross Voyage Profit (Loss)	6,738		(4,711)	4,258	5,485
	Income (Loss) from Continuing Operations	2,086		(6,464)	(936)	22,362 (2)
	Net Income (Loss) Available to Common Stockholders	1,486		(7,064)	(1,536)	21,762
	Basic and Diluted Earnings (Loss) per Common Share:
	Net Income (Loss) Available to Common Stockholders - Basic	0.24		(1.15)	(0.25)	3.56
	Net Income (Loss) Available to Common Stockholders — Diluted	0.24		(1.15)	(0.25)	2.75 (3)

2005	Revenues	$68,823		$67,731	$63,561	$62,041
	Expenses	59,684		59,200	59,358	58,134
	Gross Voyage Profit	9,139		8,531	4,203	3,907
	Income (Loss) from Continuing Operations	4,423		4,169	(202)	(124)
	Loss from Discontinued Operations	(330)		(196)	(643)	(101)
	Net Income (Loss) Available to Common Stockholders	3,526		3,373	(1,445)	(825)
	Basic and Diluted Earnings (Loss) per Common Share:
	Net Income (Loss) Available to Common Stockholders — Basic	0.58		0.55	(0.24)	(0.14)
	Net Income (Loss) Available to Common Stockholders — Diluted	0.51	(3)	0.49 (3)	(0.24)	(0.13)

(1)	The decrease in revenue in the fourth quarter of 2006 was primarily related to a decrease in cargo volume on our LASH liner service due in part to the sale of one of the vessels in that service.
(2)	Income from continuing operations in the fourth quarter of 2006 included a gain of $22,598,000, before taxes, on the sale of our entire 26.1% investment in Belden Shipholding Pte Ltd, a company that owns and operates cement carrier vessels. The sale was pursuant to an unsolicited offer.
(3)	Restated to correct the calculation of the effects of the convertible shares from convertible exchangeable preferred stock (see Note S).

INTERNATIONAL SHIPHOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE S — EARNINGS PER SHARE
     Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share also considers dilutive potential common shares, including stock options using the treasury stock method and convertible preferred stock (issued in January 2005) using the if-converted method. The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Year Ended December 31,
	2006	2005	2004
Numerator
Net Income available to Common Stockholders	$14,648	$4,629	$12,785
Plus Preferred Stock Dividends	2,400	—	—

	$17,048	$4,629	$12,785
Denominator
For Basic Earnings Per Common Share	6,116,036	6,083,005	6,082,887
Plus:
Effect of dilutive stock options	6,542	31,505	9,415
Effect of dilutive convertible shares	2,000,000	—	—

For Diluted Earnings Per Common Share	8,122,578	6,114,510	6,092,302
Basic Earnings per CommonShare	$2.40	$0.76	$2.10

Diluted Earnings per Common Share	$2.10	$0.75	$2.10

     The diluted earnings per share for the year ended December 31, 2006 has been restated from the previously reported amount of $2.39 based on a correction of the calculation of the effects of the convertible shares from our convertible exchangeable preferred stock.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION (Registrant)
May 15, 2007	By /s/ Manuel G. Estrada
Manuel G. Estrada
Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTERNATIONAL SHIPHOLDING CORPORATION (Registrant)
May 15, 2007	By /s/ Manuel G. Estrada
Manuel G. Estrada
Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit
Number	Description

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002