Form 10-Q
period 2007-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2007-05-15
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

    [  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . .  to . . . . . . . . . . . . . .

Commission File No. 2-63322

International Shipholding Corporation

(Exact name of registrant as specified in its charter)

   Delaware

     36-2989662

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

11 North Water Street, Suite 18290,        Mobile, Alabama

        36602

(Address of principal executive offices)

       (Zip Code)

Registrant's telephone number, including area code:  (251) 243-9100

Former name, former address and former fiscal year, if changed since last report:

650 Poydras Street        New Orleans, Louisiana                           70130

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

Common stock, $1 par value. . . . . . . . 6,119,187 shares outstanding as of March 31, 2007

INTERNATIONAL SHIPHOLDING CORPORATION

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

3

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

3

CONSOLIDATED CONDENSED BALANCE SHEETS

4

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

13

 OPERATIONS

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

21

ITEM 4 – CONTROLS AND PROCEDURES

22

PART II – OTHER INFORMATION

ITEM 5 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

22

ITEM 6 – EXHIBITS

23

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)
	Three Months Ended March 31,
	2007	2006
Revenues	$ 65,086	$ 68,330
Operating Expenses:
Voyage Expenses	52,483	55,863
Vessel and Barge Depreciation	5,813	5,729
Gross Voyage Profit	6,790	6,738
Administrative and General Expenses	5,973	4,266
Gain on Sale of Assets	(4,528)	(5)
Operating Income	5,345	2,477
Interest and Other:
Interest Expense	2,610	2,868
Gain on Sale of Investments	-	(301)
Investment Income	(659)	(456)
	1,951	2,111
Income Before (Benefit) Provision for Income Taxes and Equity
in Net Income of Unconsolidated Entities	3,394	366
(Benefit) Provision for Income Taxes:
Current	-	35
Deferred	(313)	(773)
State	3	2
	(310)	(736)
Equity in Net Income of Unconsolidated Entities (Net of Applicable Taxes)	1,036	984
Net Income	4,740	2,086
Preferred Stock Dividends	600	600
Net Income Available to Common Stockholders	$ 4,140	$ 1,486
Basic and Diluted Earnings Per Common Share:
Net Income Available to Common Stockholders - Basic	$ 0.68	$ 0.24

Net Income Available to Common Stockholders - Diluted	$ 0.58	$ 0.24

Weighted Average Shares of Common Stock Outstanding:
Basic	6,119,187	6,106,418
Diluted	8,153,039	6,132,584

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	March 31,	December 31,
ASSETS	2007	2006

Current Assets:
Cash and Cash Equivalents	$50,303	$44,273
Marketable Securities	6,713	6,545
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $281 and $216 in 2007 and 2006:
Traffic	12,674	13,348
Agents'	4,843	3,948
Claims and Other	13,423	8,889
Federal Income Taxes Receivable	-	322
Deferred Income Tax	-	67
Net Investment in Direct Financing Leases	4,537	4,400
Other Current Assets	4,279	2,798
Material and Supplies Inventory, at Lower of Cost or Market	3,452	3,508
Current Assets Held for Disposal	-	681
Total Current Assets	100,224	88,779

Investment in Unconsolidated Entities	12,417	12,409

Net Investment in Direct Financing Leases	69,313	70,497

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	378,969	376,802
Leasehold Improvements	20,091	20,054
Other Equipment	2,077	2,077
Furniture and Equipment	3,130	3,037
	404,267	401,970
Less - Accumulated Depreciation	(181,351)	(175,033)
	222,916	226,937

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $11,570 and $11,114 in 2007 and 2006, Respectively	13,151	14,577
Acquired Contract Costs, Net of Accumulated Amortization
of $26,160 and $25,796 in 2007 and 2006, Respectively	4,366	4,729
Due from Related Parties	4,005	4,015
Other	5,380	6,099
	26,902	29,420

	$431,772	$428,042

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	March 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$49,222	$50,250
Accounts Payable and Accrued Liabilities	34,746	34,418
Total Current Liabilities	83,968	84,668

Billings in Excess of Income Earned and Expenses Incurred	2,299	700

Long-Term Debt, Less Current Maturities	96,416	98,984

Other Long-Term Liabilities:
Deferred Income Taxes	11,356	11,837
Lease Incentive Obligation	17,965	17,890
Other	24,236	22,673
	53,557	52,400

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	37,554	37,554

Stockholders' Investment:
Common Stock	6,793	6,793
Additional Paid-In Capital	54,927	54,927
Retained Earnings	106,132	101,992
Treasury Stock	(8,704)	(8,704)
Accumulated Other Comprehensive Loss	(1,170)	(1,272)
	157,978	153,736

	$431,772	$428,042

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)
	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$ 4,740	$ 2,086
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	5,893	5,828
Amortization of Deferred Charges and Other Assets	2,316	1,916
Benefit for Deferred Federal Income Taxes	(313)	(773)
Equity in Net Income of Unconsolidated Entities	(1,036)	(984)
Distributions from Unconsolidated Entities	1,000	650
Gain on Sale of Assets	(4,528)	(5)
Gain on Sale of Investments	-	(301)
Deferred Drydocking Charges	(1,158)	(4,669)
Changes in:
Accounts Receivable	(4,255)	3,593
Inventories and Other Current Assets	(2,281)	(476)
Other Assets	268	18
Accounts Payable and Accrued Liabilities	1,938	1,476
Federal Income Taxes Payable	-	(96)
Billings in Excess of Income Earned and Expenses Incurred	1,599	(995)
Other Long-Term Liabilities	1,200	1,812
Net Cash Provided by Operating Activities	5,383	9,080
Cash Flows from Investing Activities:
Net Investment in Direct Financing Leases	1,047	675
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(2,757)	(5,790)
Proceeds from Sale of Assets	6,388	10
Purchase of and Proceeds from Short Term Investments	250	1,008
Investment in Unconsolidated Entities	10	-
Return of Capital of Unconsolidated Entity	-	2,480
Net Decrease in Restricted Cash Account	-	6,341
Net Decrease in Related Party Note Receivables	10	-
Net Cash Provided by Investing Activities	4,948	4,724
Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	-	440
Repayment of Debt	(3,596)	(2,559)
Additions to Deferred Financing Charges	(97)	(150)
Preferred Stock Dividends Paid	(600)	(600)
Reimbursements for Leasehold Improvements	-	463
Other Financing Activities	(8)	-
Net Cash (Used) by Financing Activities	(4,301)	(2,406)
Net Increase in Cash and Cash Equivalents	6,030	11,398
Cash and Cash Equivalents at Beginning of Period	44,273	16,178
Cash and Cash Equivalents at End of Period	$ 50,303	$ 27,576
The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements.   The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006.  We have made certain reclassifications to prior period financial information in order to conform to current year presentations.

The foregoing 2007 interim results are not necessarily indicative of the results of operations for the full year 2007.  Interim statements are subject to possible adjustments in connection with the annual audit of our accounts for the full year 2007.  Management believes that all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of the information shown have been made.

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

We have eliminated all significant intercompany accounts and transactions.

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for the plans:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
Components of net periodic benefit cost:	2007	2006	2007	2006
Service cost	$ 156	$ 169	$ 15	$ 16
Interest cost	333	327	112	128
Expected return on plan assets	(424)	(383)	-	-
Amortization of prior service cost	-	-	(4)	(6)
Amortization of net actuarial loss	-	37	-	12
Net periodic benefit cost	$ 65	$ 150	$ 123	$ 150

We expect to contribute approximately $680,000 to our pension plan in 2007 and we do not expect to make a contribution to our postretirement benefits plan.

The adjustment to initially apply SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” was incorrectly included in total comprehensive income for the year ended December 31, 2006.  This presentation will be corrected in our 2007 annual financial statements.

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

The following table presents information about segment profit and loss for the three months ended March 31, 2007 and 2006:

	Liner	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Services	Contracts	COA	Service	Other	Elimination	Total
2007
Revenues from external customers	$ 16,383	$ 39,073	$ 4,281	$ 3,773	$ 1,576	-	$ 65,086
Intersegment revenues	-	-	-	-	3,887	(3,887)	-
Vessel and barge depreciation	777	3,571	605	860	-	-	5,813
Gross voyage (loss) profit	(894)	6,689	1,069	(1,037)	963	-	6,790
Interest expense	121	1,593	297	461	138	-	2,610
Gain on sale of other assets	4,528	-	-	-	-	-	4,528
Segment (loss) profit	3,513	5,096	772	(1,498)	825	-	8,708
2006
Revenues from external customers	$ 25,712	$ 33,319	$ 4,234	$ 3,996	$ 1,069	-	$ 68,330
Intersegment revenues	-	-	-	-	3,197	(3,197)	-
Vessel and barge depreciation	915	3,214	604	991	5	-	5,729
Gross voyage (loss) profit	410	5,234	1,344	(893)	643	-	6,738
Interest expense	180	1,829	337	511	11	-	2,868
Gain on sale of other assets	-	-	-	-	5	-	5
Segment profit (loss)	230	3,405	1,007	(1,404)	637	-	3,875

 Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)
	Three Months Ended March 31,
Profit or Loss:	2007	2006
Total Profit or Loss for Reportable Segments	$ 8,708	$ 3,875
Unallocated Amounts:
Administrative and General Expenses	(5,973)	(4,266)
Gain on Sale of Investment	-	301
Investment Income	659	456
Income Before (Benefit) Provision for Income Taxes and Equity in Net Income of Unconsolidated Entities	$ 3,394	$ 366

Note 4.  Unconsolidated Entities

Bulk Carriers

We have a 50% interest in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which owns two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment was $1.1 million, which consists of $800,000 results from the first quarter of 2007 and a $300,000 adjustment in earnings from the fourth quarter of 2006, and $760,000 for the three months ended March 31, 2007 and 2006.  The Tax Increase Prevention and Reconciliation Act of 2005 was signed into law in May of 2006.  One of the provisions of this law allows us to treat earnings from our share of the Bulk Carrier investments as shipping income for tax purposes for a three-year period beginning January 1, 2006.  This treatment allows us to utilize our existing foreign deferred tax valuation allowance to offset the tax liability associated with our earnings from these investments. Additionally, we have a formal plan to permanently re-invest our foreign earnings.  Accordingly, we have not recorded a tax provision on those earnings.

We received a cash distribution of $1 million in the first three months of 2007.  No cash distributions were received during the first three months of 2006.

The unaudited condensed results of operations of Dry Bulk are summarized below:

Three Months Ended March 31,
(Amounts in Thousands)	2007	2006
Operating Revenues	$ 6,322	$ 6,052
Operating Income	$ 3,276	$ 3,389
Net Income	$ 1,600	$ 1,746

Note 5.  Earnings Per Share

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also considers dilutive potential common shares, including stock options (400,000 and 439,000 in 2007 and 2006, respectively) using the treasury stock method and convertible preferred stock (antidilutive for the quarter ended March 31, 2006) using the if-converted method. The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Quarter Ended March 31,
	2007	2006
Numerator
Net Income available to Common Stockholders	$4,140	$1,486
Plus Preferred Stock Dividends	600	-
	$4,740	$1,486
Denominator
For Basic Earnings Per Common Share	6,119,187	6,106,418
Plus:
Effect of dilutive stock options	33,852	26,166
Effect of dilutive convertible shares	2,000,000	-
For Diluted Earnings Per Common Share	8,153,039	6,132,534
Basic Earnings per CommonShare	$0.68	$0.24
Diluted Earnings per Common Share	$0.58	$0.24

Note 6. Comprehensive Income

The following table summarizes components of comprehensive income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(Amounts in Thousands)	2007	2006
Net Income	$ 4,740	$ 2,086
Other Comprehensive (Loss) Income:
Recognition of Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of ($176)	-	(211)
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $140 and $84, Respectively	271	156
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($107) and $104, Respectively	(334)	913
Gain related to Pension Plan, Net of Deferred Taxes of $3	165	-
Total Comprehensive Income	$ 4,842	$ 2,944

The net change in fair value of derivatives of $334,000 for the first quarter of 2007 represents a decrease of $342,000 on interest rate swap agreements entered into during the second half of 2005.  This is due to the interest rate’s projected forward yield curve leveling off, instead of declining as previously projected.  This is partially offset by an increase of $8,000 for foreign currency contracts.

Note 7. Income Taxes

We recorded a benefit for federal income taxes of $313,000 on our $3.4 million of income from continuing operations before income from unconsolidated entities in the first three months of 2007, as compared to a benefit of $738,000 on our $366,000 of income from continuing operations before income from unconsolidated entities for the same period ending in 2006. Our tax benefit decreased from the comparable first quarter period primarily as a result of the improved results from our U.S. Flag coal carrier, which is taxed at the U.S. corporate statutory rate. Additionally, we have a formal plan to permanently re-invest our foreign earnings. Accordingly, we have not recorded a tax provision on those earnings.

Note 8.  New Accounting Pronouncements

In July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007 and the adoption had no material effect on its consolidated financial position or results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 155 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at Fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on it’s consolidated financial position or results of operations.

Note 9.   Subsequent Events

Restructuring of Liner Services and Disposition of Certain LASH Assets – Our Liner service consists of the TransAtlantic LASH service and the U.S. Flag LASH service.  We made a decision in the fourth quarter of 2006 to dispose of certain LASH Liner Service assets, based on the belief that we will generate cash and a profit on the disposition of the assets, while improving our future operating results. Accordingly, the company sold the LASH Feeder vessel and 114 barges used to support its TransAtlantic LASH service in the first quarter of 2007.

As of March 31, 2007, the TransAtlantic LASH service was supported by one LASH vessel and a fleet of LASH barges.  We currently expect to operate our TransAtlantic LASH service with its remaining assets as long as the results generate positive cash flows, as we continue to evaluate the requirements of our customers.

The results of the U.S. Flag LASH service have been adversely affected by increased operating costs attributable to vessel maintenance and increased fuel cost.  After considering various options for this service, on April 12, 2007, we entered into a memorandum of agreement to sell the one remaining U.S. Flag LASH vessel and 76 barges.  Subsequently, on May 3, 2007, the vessel was delivered and sold to the new owners.  The new owners will scrap the vessel.  With this decision, the U.S. Flag LASH service will be discontinued and will be reported as such in the second quarter of 2007.

Total net proceeds from the sales of the aforementioned TransAtlantic LASH service assets were approximately $6.4 million for the first quarter of 2007.  Because our reported book value for these assets is based on depreciated historical costs rather than current market value, we recognized gains of approximately $4.5 million in the first quarter of 2007.  The sale of the U.S. Flag LASH service assets will generate proceeds of approximately $9.1 million with a gain of approximately $4.2 million, all of which will be reported in the second quarter of 2007. The company expects to sell an additional 120 barges over the next two quarters which are not required for its TransAtlantic Service.

After the sale of the U.S. Flag LASH vessel and barges in the second quarter of 2007, the Liner Segment will be left with one TransAtlantic LASH vessel and a fleet of LASH barges. We are actively investigating various investment opportunities to maximize the utilization of the proceeds from the disposition of the LASH assets.

Relocation of Corporate Headquarters – In addition to the incentives for relocating our Rail-Ferry Service’s terminal, the State of Alabama and the City and County of Mobile have offered incentives totaling $6.7 million to the company to relocate the corporate headquarters from New Orleans to Mobile.  Early in the third quarter of 2006, we entered into a lease for office space in the city of Mobile that we now occupy.  As of March of 2007, we had received $2.7 million as an incentive from the lessor of the office building, which we recorded as a deferred credit on our balance sheet to be amortized over the lease term, thereby reducing our lease expenses.  We expect the incentives from the State of Alabama and the City and the County of Mobile, along with the incentives from the lessor of the office building to offset most of the cash expenditures related to the relocation of the corporate headquarters, including the cost to terminate our existing office leases and the cost of making leasehold improvements to the Mobile office. The total net cash outlay is projected to be approximately $1.0 million. However, our results of operations will be negatively affected over the next three quarters primarily because the revenue associated with the lease incentive of $2.7 million will be recognized over the 20-year term of the lease agreement.  In May of 2007, we reached an agreement to terminate the lease of our former corporate headquarters in New Orleans.  We expect the cost of this termination to be approximately $700,000, which will be reported in administrative and general expenses in the second quarter of 2007.

During the first quarter of 2007, the company’s market capitalization rose to a level that if maintained would result in the company becoming an accelerated filer as of June 30, 2007.  This would require an external audit of management’s assessment of internal controls of financial reporting as of December 31, 2007, and estimate to incur additional audit fees between $200,000 and $300,000.

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

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets; (3) estimated proceeds from sale of assets; (4) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (5) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business and asset dispositions; (6) estimated losses attributable to asbestos claims; (7) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (8) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (9) our ability to remain in compliance with our debt covenants; (10) anticipated trends in government sponsored cargoes; (11) our ability to maintain or increase our government subsidies; (12) the timing and cost of relocating our Rail-Ferry Service to Mobile, Alabama, and the anticipated improvement in the operating results of our Rail-Ferry Service; (13) the possible effects on us if the Mississippi River Gulf Outlet were to be closed before we relocate our Rail-Ferry Service operations; (14) estimated net effect on earnings from relocating corporate headquarters and the related incentive payments and (15) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

A more complete description of certain of these important factors is contained in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

Executive Summary

Our net income for the quarter ended March 31, 2007, which includes a pre-tax gain of $4.5 million on the sale of a Feeder LASH vessel and LASH barges, was $4.7 million as compared to $2.1 million for the first quarter of 2006.  Overall, gross voyage profits increased from $6.7 million in the first quarter of 2006 to $6.8 million in the first quarter of March 31, 2007.

The Company’s Time Charter Segment reported improved results over the comparable quarterly period.  This was primarily a result of higher volumes of supplemental cargoes and the operation of its U.S. Flag Coal Carrier for the full period.  This vessel was out of service during the first quarter of 2006.

The Company’s Liner Segment results, consisting of our U.S. Flag LASH service and the TransAtlantic LASH service, were negatively impacted by lower cargo tonnage as compared to the same period in 2006.  After considering various options for this service, on April 12, 2007, we entered into a memorandum of agreement to sell the one remaining U. S. Flag LASH vessel and 76 barges.  Subsequently, on May 3, 2007, the vessel was delivered and sold to the new owners.  The new owners will scrap the vessel.  With this decision, the U.S. Flag LASH service will be discontinued and will be reported as such in the second quarter of 2007.

The Company’s Contract of Affreightment and Rail Ferry Segments results were slightly lower in the first quarter of 2007 when compared to the same period in 2006.  Construction on the Rail Ferry’s vessels’ second deck and terminals progressed satisfactorily during the quarter.  It is expected that construction will be completed by the end of the second quarter of this year.

The Company’s increase in administrative and general expenses from $4.3 million in the first quarter of 2006 to $6.0 million in the first quarter 2007 reflects $1.5 million in expenditures associated with relocating the corporate headquarters from New Orleans, Louisiana to Mobile, Alabama.  Of these relocation costs, $1 million has been billed to the respective Alabama agencies as part of the relocation incentive agreements in effect.  This $1 million reimbursement is included in the Company’s first quarter revenues.

The Company recorded approximately $600,000 of additional expenses related to existing insurance claims in the first quarter of 2007, which were not included in the same period ended for 2006.

The Company’s tax benefit decreased from the comparable quarter in 2006 primarily as a result of the improved results from its U.S. Flag Coal Carrier which had a net loss in the first quarter of 2006.  This operation is taxed at the U.S. corporate statutory rate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

Gross Voyage Profit

Gross voyage profits increased from $6.7 million in the first three months of 2006 to $6.8 million in the first three months of 2007.   The changes associated with each of our segments are discussed below.

Liner Services:

Gross voyage results for this segment declined from a profit of $410,000 in the first three months of 2006 to a loss of $894,000 in the first three months of 2007.  The TransAtlantic LASH service continued to be affected by a drop in tonnage to Northern Europe. Higher operating expenses during the first three months of 2007, along with fewer barges and lower profit margins resulted in the U.S. Flag LASH service experiencing a $1.2 million decrease in gross voyage profit.  These reductions were partially offset by a decrease in operating lease expenses from $480,000 during the first three months of 2006 to $0 during the first three months of 2007 due to the sale of a TransAtlantic LASH vessel in 2006.

Time Charter Contracts:

The increase in this segment’s gross voyage profit from $5.2 million in the first three months of 2006 to $6.7 million in the first three months of 2007 was primarily the result of our Coal Carrier being out of service during the first quarter of 2006 due to extended drydocking for capital improvements and a periodic special survey. The vessel operated without interruption in the first quarter 2007.

Contracts of Affreightment:  Gross voyage profit for this segment declined from a profit of $1.3 million for the first three months of 2006 to $1.1 million for the first three months of 2007 due to slightly less tonnage per voyage in 2007 for the Sulphur Enterprise.

Rail-Ferry Service:  Gross voyage results for this segment decreased from a $893,000 loss in the first three months of 2006 to $1 million loss in the first three months of 2007.  This decrease was primarily due to higher operating costs in 2007, partially offset by higher north bound freight rates in the first quarter of 2007.

Other:  Gross voyage profit increased from a profit of $643,000 in the first three months of 2006 to $963,000 in the first three months of 2007.  This increase was primarily due to reimbursements in the amount of $1 million due from the State of Alabama.  This improvement was partially offset by increases in insurance claims.

Other Income and Expense

Administrative and general expenses increased from $4.3 million in the first three months of 2006 to $6.0 million in the first three months of 2007 primarily due to relocation expenses of $1.5 million related to the move of our corporate headquarters to Mobile, AL.

Gain on sale of other assets of $4.5 million in the first three months of 2007 was due to the sale of the TransAtlantic LASH Feeder vessel and LASH barges.

Interest expenses decreased from $2.9 million in the first three months of 2006 to $2.6 million in the first three months of 2007, due to the early repurchase of senior notes during 2006 and in the first quarter of 2007.

Income Taxes

We recorded a benefit for federal income taxes of $313,000 on $3.4 million of income from continuing operations before income from unconsolidated entities in the first three months of 2007, as compared to a benefit of $738,000 on $366,000 of income from continuing operations before income from unconsolidated entities for the comparable period in 2006. Our tax benefit decreased from the comparable prior period primarily as a result of the improved results from our U.S. Flag coal carrier, which is taxed at the U.S. corporate statutory rate.  The presumption that all undistributed earnings will be transferred to the parent company is overcome and no income taxes are accrued by the parent company, if sufficient evidence shows that the subsidiary has invested or will invest the undistributed earnings indefinitely or that the earnings will be remitted in a tax-free distribution.  Additionally, we have a formal plan to permanently re-invest our foreign earnings.  Accordingly, we have not recorded a tax provision on those earnings.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $984,000 in the first three months of 2006 to $1.0 million in the first three months of 2007.

Our 50% investment in Dry Bulk Cape Holding, Inc. (DBCH), a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers, contributed $1.1 million in the first three months of 2007 compared to $760,000 in the first three months of 2006. This was primarily due to a stronger chartering market for Dry Bulk vessels.

During the second quarter of 2007, DBCH will enter into a ship purchase agreement with Mitsui & Co., Japan for newbuilding two Handymax Bulk Carriers to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million of which the Company’s share will be 50% or approximately $37 million. This acquisition will be financed by using up to 15% equity, with bank financing for the remaining purchase price.

We sold our 26.1% interest in a cement carrier company in November of 2006 for $27.5 million.  As a result, there was a net decrease of $251,000 in net income of unconsolidated entities for the first three months of 2007 compared to the same period ending in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital increased from $4.1 million at December 31, 2006, to $16.3 million at March 31, 2007.  Cash and cash equivalents increased in the first three months of 2007 by $6.0 million to a total of $50.3 million.  This increase was generated by cash provided by investing activities of $5.0 million and cash provided by operating activities of $5.4 million and was partially offset by cash used for financing activities of $4.3 million.  Total current liabilities of $84.0 million as of March 31, 2007, included current maturities of long-term debt of $49.2 million.

Operating activities generated a positive cash flow after adjusting net income of $4.7 million for non-cash provisions such as depreciation, amortization and a gain on sales of assets, partially offset by an increase in accounts receivable primarily due to the timing of collections of receivables from the Military Sealift Command and U.S. Department of Transportation.

Cash provided by investing activities of $5.0 million included proceeds from the sale of the Feeder vessel and LASH barges for $6.4 million.

Cash used for financing activities of $4.3 million included regularly scheduled debt payments of $3.6 million and $600,000 for preferred stock dividend payments.

As of March 31, 2007, $6.6 million of our $50 million revolving credit facility, which expires in December of 2009, was pledged as collateral for letters of credit, and the remaining $43.4 million was available.

Debt and Lease Obligations – As of March 31, 2007, we held several vessels under operating leases, including three Pure Car/Truck Carriers, one Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel.  We also conduct certain of our operations from leased office facilities and use transportation and other equipment under operating leases.  Our obligations associated with these leases are summarized in the table below.

The following is a summary of the scheduled maturities by period of our outstanding debt and lease obligations as of March 31, 2007:

	Apr. 1-
	Dec. 31,
Debt and lease obligations (000’s)	2007	2008	2009	2010	2011	Thereafter
Long-term debt (including current maturities)	$ 46,656	$ 10,275	$ 10,275	$ 10,275	$ 10,590	$ 57,567
Interest payments	7,662	6,215	5,542	4,878	4,214	6,929
Operating leases	13,466	16,676	16,410	15,155	11,313	46,348
Total by period	$ 67,784	$ 33,166	$ 32,227	$ 30,308	$ 26,117	$ 110,844

We are considering various options to repay our outstanding 7¾% Senior Notes before they mature in October of 2007.  Those options include repayment with cash generated from operating activities, anticipated assets sales and, if necessary, the use of amounts available under our line of credit.  The table above includes approximately $39.0 million due in the fourth quarter of 2007 on these notes, which was the outstanding balance at March 31, 2007.

Debt Covenant Compliance Status – We were in compliance with all of our restrictive covenants as of March 31, 2007 and believe we will continue to meet these requirements throughout 2007, although we can give no assurance to that effect.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.

Restructuring of Liner Services and Disposition of Certain LASH Assets – We decided in the fourth quarter of 2006 to dispose of certain LASH Liner Service assets.  The decision was based on the belief that we could generate cash and a profit on the disposition of the assets, while improving our future operating results.  Accordingly, we sold our LASH Feeder vessel and 114 barges used to support our TransAtlantic LASH service in the first quarter of 2007.

As of March 31, 2007, the TransAtlantic LASH service was supported by one LASH vessel and a fleet of LASH barges.  We currently expect to operate our TransAtlantic LASH service with its remaining assets as long as the results generate positive cash flows, as we continue to evaluate the requirements of our customers.

The results of the U.S. Flag LASH service has been adversely affected by increased operating costs attributable to vessel maintenance and increased fuel cost.  After considering various options for this service, on April 12, 2007, we entered into a memorandum of agreement for the sale of the one remaining U.S. Flag LASH vessel and 76 barges.  Subsequently, on May 3, 2007, the vessel was delivered and sold to the new owners.  The new owners will scrap the vessel.  With this decision, the U.S. Flag LASH service will be discontinued and will be reported as such in the second quarter of 2007.

Total net proceeds from the sales of the aforementioned TransAtlantic LASH service assets were approximately $6.4 million for the first quarter of 2007.  Because our reported book value for these assets is based on depreciated historical costs rather than current market value, we recognized a gain of approximately $4.5 million in the first quarter of 2007.  The sale of the U.S. Flag LASH service assets will generate proceeds of approximately $9.1 million with a gain of approximately $4.2 million, all which will be reported in the second quarter of 2007.  The company expects to sell an additional 120 barges over the next two quarters which are not required for its TransAtlantic LASH service.  We are actively investigating various investment opportunities to maximize the utilization of the proceeds from the disposition of the LASH assets.

Throughout 2006, we were evaluating whether to continue to operate our intermodal terminal facility in Memphis, Tennessee, because the volume of cargo from our LASH liner services moving through that facility decreased as the cargo carried by those services declined.  In December of 2006, we terminated the lease of that facility and made a final payment of $1.9 million in January of 2007.

Rail-Ferry Service Expansion – This service provides a unique combination of rail and water ferry service between the U.S. Gulf and Mexico.  The low operating profit margin generated by this service makes higher cargo volumes necessary to achieve meaningful levels of cash flow and profitability.  The capacity of the vessels operating in our Rail-Ferry Service defines the maximum revenues and, in turn, the cash flow and gross profits that can be generated by the service.  Accordingly we have made investments to essentially double the capacity of the service including the construction of second decks on each of the ships as well as construction of new terminals in Mobile, AL and Coatzacoalcos, Mexico.  Once completed, we expect this expansion to significantly reduce our cost per unit of cargo carried and significantly increase our cash flow if we are able to book substantially all of the additional capacity.  While we can give no assurance at this time that we will be successful in doing so, we believe that the market will sustain these vessels for the foreseeable future.  We believe that the Rail-Ferry Service’s strong trade support warrants the program expansion.  However, in the event that market conditions change, the vessels could be reassigned to other business subject to retrofitting.

We estimate the total cost of the second decks to be approximately $20.3 million, and we have incurred approximately $15.2 million through March 31, 2007.  We expect the installation of both second decks to be completed by the end of the second quarter of 2007.  The estimated cost of the Mobile terminal is approximately $24.0 million, of which $10.0 million will be funded by a grant from the State of Alabama. The remaining $14.0 million will be financed by the Alabama State Docks and repaid over the ten-year terminal lease. Expected completion of the Mobile terminal is mid second quarter 2007.  We estimate that our share of the cost of the improvements to the terminal in Mexico will be approximately $5.8 million, of which we had funded $3.8 million through March 31, 2007.  We have a 49% interest in the company that owns the terminal in Mexico, and 30% of the advances to that company for our share of the cost of the terminal are accounted for as capital contributions with the remaining 70% accounted for as a loan to that company.

The cost of our investment in the trans-loading and storage facility used to support the Rail Ferry service in New Orleans is reported as an investment in unconsolidated entities and had a balance of $1.8 million as of March 31, 2007.  We are considering various options for the continued use or disposition of  this facility and fully expect to recover our investment in it.

Our lease with the Port of New Orleans for the terminal is expected to terminate during the second quarter of 2007, when we transition to the Mobile terminal.  On our March 31, 2007 balance sheet, the cost of the New Orleans terminal was $17.0 million funded by the State and the City, which is reported in leasehold improvements.  The reimbursements to us from the State and the City are recorded as deferred credits, net of accumulated amortization, under lease incentive obligation for the long-term portion and accounts payable and accrued liabilities for the current portion.  The $17.0 million of leasehold improvements and $17.0 million of deferred credits are being amortized over the 10-year lease term, which began in the third quarter of 2005, resulting in no net effect on net income. Once the lease of the New Orleans terminal is terminated, there will be no effect on net income as the unamortized leasehold improvements and deferred credits will offset each other.

Our investment in the New Orleans terminal was funded with the proceeds from a financing agreement.  The lender has the ability to utilize certain tax credits associated with profitable operations at that location.  However, if we are not able to operate a profitable service from that location, the lender could lose the associated tax credits and we could be required to repay the unamortized balance of the loan before its scheduled maturity, which is currently approximately $13.8 million.  If the lender is unable to identify another means of utilizing those tax credits, we could potentially be required to compensate them for the value of those tax credits to them, which is currently approximately $5.4 million.  We believe we have sufficient liquidity to fund these payments if that should become necessary.

We are working with the lender to amend the original application to the Community Development Financial Institution (CDFI), the agency within the Department of the Treasury that oversees the new market tax credit issuance, to include the Mobile footprint as eligible property for the usage of the tax credits.  If lender is successful in having the original application amended, we will continue to enjoy the benefits brought by the original financing initially entered into for the New Orleans property.  While we cannot guarantee that the lender will be successful in having their application amended, the initial discussions between the lender and the CDFI have indicated that the CDFI is amenable to the amendment.  The lender is working to finalize this amendment prior to May 31, 2007.  Should we not receive final approval for the amendment, we have requested and are currently reviewing, the lenders proposed waiver of certain covenants in order for us to avoid any default.

Relocation of Corporate Headquarters – – In addition to the incentives for relocating our Rail-Ferry Service’s terminal, the State of Alabama and the City and County of Mobile have offered incentives totaling $6.7 million to the company to relocate the corporate headquarters from New Orleans to Mobile.  Early in the third quarter of 2006, we entered into a lease for office space in the city of Mobile that we now occupy.  As of March of 2007, we had received $2.7 million as an incentive from the lessor of the office building, which we recorded as a deferred credit on our balance sheet to be amortized over the lease term, thereby reducing our lease expenses.  We expect the incentives from the State of Alabama and the City and the County of Mobile, along with the incentives from the lessor of the office building to offset most of the cash expenditures related to the relocation of the corporate headquarters, including the cost to terminate our existing office leases and the cost of making leasehold improvements to the Mobile office. The total net cash outlay is projected to be approximately $1.0 million.  However, our results of operations will be negatively affected over the next three quarters primarily because the revenue associated with the lease incentive of $2.7 million will be recognized over the 20-year term of the lease agreement.  In May of 2007, we reached an agreement to terminate the lease of our former corporate headquarters in New Orleans. We expect the cost of this termination to be approximately $700,000, which will be reported in administrative and general expenses in the second quarter of 2007.

Bulk Carriers - We have a 50% interest in Dry Bulk Cape Holding Inc. (DBCH), which owns two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  DBCH has entered into a ship purchase agreement with Mitsui & Co., Japan for newbuilding two Handymax Bulk Carriers, to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million of which our share will be 50% or approximately $37 million. This acquisition will be financed by using up to 15% equity, with bank financing for the remaining purchase price.

Dividend Payments – Our preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum, which are payable quarterly.  The payment of preferred stock dividends is at the discretion of our board of directors.  We paid dividends of $600,000 on our preferred stock in the first quarter of 2007.  As a result of issuing our preferred stock, we are restricted from paying common stock dividends and acquiring any of our common stock prior to December 31, 2007.

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

New Accounting Pronouncements – In July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007 and the adoption had no material effect on its consolidated financial position or results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 155 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at Fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on it’s consolidated financial position or results of operations.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at March 31, 2007, approximated carrying value due to the short-term maturities of these investments.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt at March 31, 2007, including current maturities, was estimated to be $145.8 million compared to a carrying value of $145.6 million.  The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at March 31, 2007, would be approximately $275,000 or .2% of the carrying value.

The fair value of the interest rate swap agreements discussed in our 2006 Form 10-K was an asset of $507,000 at March 31, 2007, which is included in accumulated other comprehensive income net of taxes, estimated based on the amount that the banks would receive or pay to terminate the swap agreement at the reporting date taking into account current market conditions and interest rates.  A hypothetical 10% decrease in interest rates as of March 31, 2007, would have resulted in a $885,000 decrease in the fair value of the asset, or a liability of $378,000.

Commodity Price Risk.  As of March 31, 2007, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2007 fuel requirements for our Liner Services or Rail-Ferry Service segments.  We have fuel surcharges in place for our foreign flag LASH Liner Service and our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2007.  If we had commodity swap agreements, they would be structured to reduce our exposure to increases in fuel prices, however, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period January 1, 2007 through March 31, 2007 would have resulted in an increase of approximately $3.7 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.60 in our earnings per share based on the shares of our common stock outstanding as of March 31, 2007.  However, we believe that a portion of that price increase would have been passed on to our customers through the aforementioned fuel surcharges during the same period but would have been limited by our need to maintain competitive rates.  Our charterers in the Timecharter are responsible for purchasing our timechartered vessel fuel requirements; thus, we have no fuel price risk in this segment.

Foreign Exchange Rate Risk.  There were no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

ITEM 5.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held April 24, 2007.  The matters voted upon and the results of the voting were as follows:

(1)

Election of Board of Directors:

Nominee

Shares Voted For

     Withheld Authority

Niels W. Johnsen

  5,038,270

771,699

Erik F. Johnsen

  5,634,698

175,271

Niels M. Johnsen

  5,646,376

163,593

Erik L. Johnsen

  5,635,284

174,685

Harold S. Grehan, Jr.

  4,201,351

            1,608,618

Raymond V. O’Brien, Jr.

  5,756,211

  53,758

Edwin Lupberger

  5,756,783

  53,186

Edward K. Trowbridge

  5,627,266

182,703

H. Merritt Lane III

  5,159,598

650,371

(2)

Ratification of Ernst & Young LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2007:

Shares Voted For

  5,798,875

Shares Voted Against

         8,098

Abstentions

         2,994

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

Date:   May 15, 2007