Form 10-K/A
period 2006-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2007-06-27
CIK 278041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

 X

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  2-63322

INTERNATIONAL SHIPHOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 11 North Water Street, Mobile, Alabama (Address of principal executive offices)	36-2989662 (I.R.S. Employer Identification No.) 36602 (Zip Code)

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

     Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, based upon the closing price of the common stock as reported by the New York Stock Exchange on such date, was approximately $58,528,708.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value,	Outstanding at February 23, 2007 6,119,187 shares

EXPLANATORY NOTE

International Shipholding Corporation (“the Company”) owns a 50% equity interest in Dry Bulk Cape Holding, Inc., a Panamanian company (“Dry Bulk”).  Dry Bulk is a holding company engaged in international bulk carrier operations through its four wholly-owned subsidiaries.  In 2006, the Company’s ownership interest in Dry Bulk met the significant subsidiary test at the 20% level.  Additionally, the Company’s ownership interest in Dry Bulk met the same test for 2005 and 2004.  As a result, the Company is required by Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934 (the “Exchange Act”) to provide audited consolidated financial statements for Dry Bulk for the years ended December 31, 2006, 2005 and 2004 by June 30, 2007.  Item 15 is the only portion of the Company’s 2006 Form 10-K being supplemented or amended by this Form 10-K/A.

This Amendment No. 2 does not change any other information set forth in the original filing of the Company’s Form 10-K, including Amendment No. 1, for the year ended December 31, 2006.  However, in accordance with Rule 12b-15, Amendment No. 1, filed on May 15, 2007 and Amendment No. 2, filed on June 22, 2007, includes new Rule 13a-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2 and new Rule 13a-14(b)/15d-14(b) certifications as Exhibits 32.1 and 32.2.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.

Financial Statements

The following financial statements and related notes were filed as part of Amendment No. 1 on the Company’s Form 10-K/A filed on May 15, 2007:

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

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Investment for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

  2.

Financial Statement Schedules

(i)

The following financial statement schedules were filed as a part of the Company’s Form 10-K filed on March 9, 2007:

Report of Independent Registered Public Accounting Firm

Schedule II -- Valuation and Qualifying Accounts and Reserves

(ii)

The following financial statement schedules of Dry Bulk are included on pages B-1 through B-19 of this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004

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

3

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

(32.1)

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

(32.2)

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

____________

*

Previously filed as part of the Registrant’s Form 10-K for the year ended December 31, 2006, filed with the Commission on March 9, 2007.

**

Submitted electronically herewith.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION

(Registrant)

June 27, 2007	By	/s/ Manuel G. Estrada

Manuel G. Estrada

Vice President and Chief Financial Officer

5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dry Bulk Cape Holding Inc.:

We have audited the accompanying consolidated balance sheets of Dry Bulk Cape Holding Inc. and its subsidiaries (the “Group”) as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Dry Bulk Cape Holding Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE S.p.A.

Genoa, Italy

June 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Dry Bulk Cape Holding Inc.:

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Dry Bulk Cape Holding Inc. and subsidiaries (the “Group”) for the year ended December 31, 2004.  These financial statements are the responsibility of the Group’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows of the Group for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young AS

Bergen, Norway

June 24, 2005, except with respect to Notes 20 and 22 as to which the date is June 29, 2006

DRY BULK CAPE HOLDING INC.

CONSOLIDATED BALANCE SHEETS
(In thousands of USD)
	December 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS
Cash (Note 7)	54	-
Due from shareholders (Note 3)	-	524
Due from related companies (Note 4)	2,207	-
Due from management company (Note 5)	179	406
Other receivable (Note 8)	1,786	311
Inventories (Note 6)	359	184
Other current assets (Note 8)	3	220
Total current assets	4,588	1,645

Restricted Cash (Note 7)	1,000	-
Vessels, net of accumulated depreciation (Note 9)	110,058	115,415
Other assets (Note 10)	701	411
TOTAL ASSETS	116,347	117,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable (Note 12)	-	285
Due to related companies (Note 13)	198	179
Accrued expenses (Note 14)	720	1,094
Advances from shareholders (Note 15)	260	260
Current portion of bank borrowings (Note 11)	6,500	6,500
Total current liabilities	7,678	8,318

Long term bank borrowings, net of current portion (Note 11)	90,500	97,000
Total liabilities	98,178	105,318

SHAREHOLDERS’ EQUITY
Common shares	-	-
Additional paid-in capital	6,702	6,702
Retained earnings	11,467	5,451
Total shareholders’ equity	18,169	12,153

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	116,347	117,471

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of USD)
	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004

Shipping income (Note 17)	25,805	15,595	18,788

Costs of shipping income
Vessel expenses (Note 18)	(5,549)	(2,701)	(2,116)
Vessel depreciation	(5,356)	(3,277)	(2,584)
	(10,905)	(5,978)	(4,700)

GROSS PROFIT	14,900	9,617	14,088

Management fees (Note 19)	(768)	(526)	(448)
General and administrative expenses	(90)	(38)	(102)
	(858)	(564)	(550)

OPERATING INCOME	14,042	9,053	13,538

Financial expenses, net (Note 20)	(6,426)	(2,965)	(2,047)

NET INCOME	7,616	6,088	11,491

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004

(In thousand of USD)

		Additional
	Common	Paid-In	Retained		Comprehensive
	Stock	Capital	Earnings	Total	Income

BALANCE— January 1, 2004	-	6,662	1,072	7,734

Net income	-	-	11,491	11,491	11,491

Dividends paid	-		(8,200)	(8,200)

BALANCE— December 31, 2004	-	6,662	4,363	11,025

Net income	-	-	6,088	6,088	6,088

Capital increase	-	40	-	40

Dividends paid	-	-	(5,000)	(5,000)

BALANCE— December 31, 2005	-	6,702	5,451	12,153

Net income	-	-	7,616	7,616	7,616

Dividends paid	-	-	(1,600)	(1,600)

BALANCE— December 31, 2006	-	6,702	11,467	18,169

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of USD)
	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December31, 2004
OPERATING ACTIVITIES:
Net income	7,616	6,088	11,491

Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation of vessels	5,356	3,277	2,584
Amortization of deferred dry-docking charges	5	-	-
Amortization of deferred financing costs	66	71	71
Fair value adjustment on derivative instruments	-	(236)	(1,200)
Changes in operating assets and liabilities:
Other receivables	(1,475)	172
Inventories	(175)	20	(96)
Payments for dry-docking charges	(250)	-	-
Other assets and due from related companies	(1,869)	(152)	(200)
Trade accounts payable	(285)	(434)	494
Accrued expenses and due to related companies	(355)	1,074	(78)
Interest rate swap termination	-	(292)	(665)
Net cash provided by operating activities	8,634	9,588	12,401

INVESTING ACTIVITIES:
Purchases of vessels	-	(48,500)	-
Increase in Restricted Cash	1,000	-	-
Net variation in settlement account with DryLog Group	520	(350)	112
Net cash provided by / (used in) investing activities	1,520	(48,850)	112

FINANCING ACTIVITIES:
Proceeds from bank borrowings	-	103,500	-
Repayments of bank borrowings	(6,500)	(59,238)	(4,313)
Dividends paid	(1,600)	(5,000)	(8,200)
Net cash provided by/(used in) financing activities	(8,100)	39,262	(12,513)

NET INCREASE IN CASH	54	-	-

CASH AT BEGINNING OF YEAR	-	-	-

CASH AT END OF YEAR	54	-	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	6,365	2,280	2,786
See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2006

(Amounts expressed in thousands of USD unless otherwise stated)

1.

ORGANIZATION AND BUSINESS

Dry Bulk Cape Holding Inc. (the “Company”) was founded on September 16, 2003 and is incorporated in the Republic of Panama.  DryLog Bulkcarriers Ltd. and Cape Shipholding Inc. (collectively, the “Shareholders”) each owned 50% of the Company’s outstanding common shares.  The Company’s common stock is not publicly traded.

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

In November 2005 each of these new subsidiaries purchased a bulk carrier panamax vessel built in 1998: “M.V.  Bulk Fern” and “M.V.  Bulk Cedar” respectively, using the liquidity provided by a new loan facility with HSH Nordbank.

Collectively, the Company and its subsidiaries are referred to as the “Group” herein.

The Group is engaged in international bulk carrier shipping operations.

Starting from the end of November 2005, M.V. Bulk Fern and M.V. Bulk Cedar are employed in time charter contracts with the related company Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda., which is 35% owned by DryLog Group, the parent company of DryLog Bulkcarriers Ltd.  The consolidated statement of income for the year ended December 31, 2005 includes only one month of the M.V. Bulk Fern and M.V. Bulk Cedar operating activity.

According to the time charter contracts, considered as operating lease contracts, the hire is a rata per day or pro-rata for the period starting from the vessels’ delivery, excluding the off-hire period.  The time charter contracts will expire in October 2008 (+/- 2 months in charter option).

The M. V. Africa and the M.V. Australia participate in the C Transport Cape Size Ltd. shipping pool (the “Shipping Pool”).  There are approximately ten other vessels in the Shipping Pool as of December 31, 2006; of which three (3) vessels are owned 75%, 75%, and 37.5%, respectively, by Dry Log.  Since September 2004, the Shipping Pool has been ultimately owned and managed by the “DryLog Group”.

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

During each year, the Shipping Pool determines the amount of the result of business to be corresponded by way of a provisional hire paid monthly to each pool vessel, taking into account cash availability and cash flow projections. The final distribution is calculated on the net pool result and is made each calendar year following the presentation of the audited accounts of the operations of the pool.

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

Consolidation—The consolidated financial statements include the financial statements of the Company and its 100% controlled subsidiaries.  Those subsidiaries included Bulk Africa, Bulk Australia, Bulk Fern and Bulk Cedar for the years ended December 31, 2006 and 2005, and is limited to Bulk Africa and Bulk Australia for the year ended December 31, 2004.

The financial statements used for the preparation of the consolidated financial statements are those as of December 31, 2006 and 2005, the dates coinciding with the year-end for each year presented of the group holding company, approved by the stockholders of the individual companies or prepared by the Boards of Directors for their approval.

The assets and liabilities of the consolidated companies are consolidated on the line-by-line method, eliminating the book value of the investments against the related net equities of the companies.

The difference between the carrying value of the investments and the corresponding net equity is allocated to the assets and liabilities based on the current values at the time of acquisition.  No instances of the application of this policy occurred during 2005 and 2006.

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

Revenues— The Group’s revenue under its Shipping Pool time charter arrangements are based on an allocation of the Shipping Pool’s annual distributed income (net income of the pool).  Shipping Pool annual distributable income is initially attributed to each member vessel on the basis of a key figure, expressing the relative theoretical earnings capacity of the member vessel, based on the cargo carrying capacity, capability and efficiency of operation in and between respective trades in which the member vessels are employed, and on any deficiency attributable to any member vessel including the consequence of such member vessel’s age, flag or crewing.  The Shipping Pool’s annual distributable income is then allocated giving weighting to each vessel and the number of days the vessel was available for charter excluding off-hire periods.  The off-hire periods for each vessel consist of dry-docking, laid-up periods, extended periods of break-down and other mutually agreed periods.

The Shipping Pool’s annual distributed income is computed based on the terms of the underlying Shipping Pool Agreement, and as ultimately agreed on an annual basis by the Shipping Pool’s Committee.   The Shipping Pool periodically enters into freight forward and bunker hedging contracts in an attempt to hedge the availability of the pool fleet and stabilize the amount of the Shipping Pool’s income to be allocated to Shipping Pool participants.   These derivative contracts are accounted for by the Shipping Pool on a cash basis when determining the amount of income that is earned by each vessel annually.  Each Shipping Pool participant’s proportionate share of Shipping Pool derivative contract settlements is treated as a component of the annual distributed income when ultimately realized.

The time charter revenues from M.V. Bulk Fern and M.V. Bulk Cedar are recognized when the services are rendered and are allocated between reporting periods based on relative transit time in each reporting period with the related expenses recognized as incurred.

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

Cash and Cash Equivalents— Until the end of 2005 the Group did not maintain cash accounts in its own name. Rather, Shipping Pool distributions are received by (and expenditures paid by) the DryLog Group on the Group’s behalf.

In 2006 the Group decided to open a bank account in USD in order to pay and receive cash directly.  The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At December 31, 2006, cash consists only of those in the Group’s bank accounts.

Vessel expenses and dry-docking cost— Vessel expenses are direct costs incurred to operate the Group’s vessels. These costs are expensed as incurred.

The Groups defers certain costs related to the dry-docking of the vessels. Deferred dry-docking costs are capitalized as incurred and amortized on a straight-line basis over the period between dry-dockings (generally five years).  No dry-docking costs were incurred in 2005.  In 2006, the Group incurred dry-docking costs for USD 250 thousand.

Financial instruments— Financial instruments carried on the balance sheet include accounts and other receivables, trade and other payables as well as long-term debt. The Group was also party to financial instruments that reduce exposure to fluctuations in interest rates. The Company’s interest rate swap arrangements are initially recorded at cost and are remeasured to fair value at subsequent reporting date. The fair value of all financial instruments approximates their carrying values.

Changes in fair value of derivatives financial instruments that are designated as effective cash flow hedges, are recognized directly as a component of shareholders’ equity. Amounts presented as a component of shareholders’ equity are recognized in the income statement in the same period in which the hedged firm commitment or forecasted transaction affects the net income. Changes in the fair value of derivative financial instruments that do not qualify for hedge accounting are recognized in the consolidated statement of income as they arise.  The Company did not enter into any new derivative contracts in 2005 or 2006.

Deferred Financing Costs—The Group defers loan arrangement costs incurred in connection with its bank loans and amortizes them over the loan repayment period as an incremental increase to interest expenses.

Inventories—Inventories are valued at the lower of cost or market. Cost is determined on a First-in, First-out (FIFO) basis.

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

Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired.  No interest was capitalized to vessels in 2005 and 2006.

Impairment losses are recorded on vessels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the vessels’ carrying amount.  In the evaluation of the fair value and future benefits of vessels, the Group performs an analysis of the anticipated undiscounted future net cash flows of the vessels.  If the carrying value of the related vessels exceeds the undiscounted cash flows, the carrying value of the vessel is reduced to its fair value.  Various factors including future charter rates and vessel operating costs are included in this analysis.  The Group determined that no impairment loss needed to be recognized for applicable vessel for 2005 and 2006.

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

Comprehensive Income—Comprehensive income is defined as the change in equity of a company during a period from non-owner sources. Comprehensive income of the Group for the years ended December 31, 2005 and 2006 consisted only of the reported net income.

Recent Accounting Pronouncement—In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities”.  This guidance eliminates one of the accounting methods used to plan for major maintenance activities.  This FSP should be applied to the first fiscal year beginning after December 15, 2006.  The Company plans to adopt this FSP on January 1, 2007.  The Company does not expect that the adoption of this FSP will have a significant impact on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaced Accounting Principles Board (APB) Opinion No. 20, “accounting Changes,” and SFAS No 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions.  Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period specific effects or the cumulative effect of the change.  SFAS 154 does not change the transition provisions of any existing pronouncement.  SFAS 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.  Adoption of this standard did not have a material effect on the Company’s financial position or results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The provisions of SFAS 157 should be applied prospectively.  This guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which amends various preceding guidance covering the accounting and disclosure for pension and post requirement plans.  This Statement requires companies to recognize an asset or liability for the over funded or under funded status of this benefit plans in their financial statements.  SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s yearend.  The standard provides two transition alternatives related to the change in measurement date provisions.  The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006.  This guidance is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows as the Company currently does not have employees or employee obligations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an Amendment of SFAS No. 115” (SFAS 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, which few exceptions.  SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  This guidance is not expected to have a material effect on the Company’s financial position, results or operations or cash flows.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  This Interpretation is effective as of January 1, 2007, and the cumulative effects of applying this Interpretation would be required to be recorded as an adjustment to retained earnings as of January 1, 2007.  As the Company is incorporated in Panama and all its subsidiaries are currently incorporated in the BVI and not subject to income taxation, adoption of this interpretation is not expected to have any impact on the financial position, results of operations or cash flows of the Company.

3.

DUE FROM SHAREHOLDERS

This caption of USD 524 thousand as of December 31, 2005 consisted of the following:

o

financial receivable from DryLog Group of USD 520 thousand related to the settlement account used by the shareholder in order to make payments and receive collections on behalf of the Group.  This balance has been reduced to zero as the Company has established its own cash bank account in 2006 as discussed in Note 2;

o

receivables from Cape Shipholding Inc. of USD 4 thousand related to legal fees.

As of December 31, 2006, this balance is zero, as during 2006 the receivables from shareholders were totally collected.

4.

DUE FROM RELATED COMPANIES

As of December 31, 2006 this caption of USD 2,207 thousand entirely relates to the amount due from the Shipping Pool, C Transport Cape Size Ltd., mainly as a result of the final distribution (revenue adjustment) to be paid by the shipping pool, determined on the basis of the 2006 net pool result for M.V. Africa and M.V. Australia.

As of December 31, 2005, the net settlement amount (revenue adjustment) was negative and therefore resulted in a payable of USD 179 thousand to the Shipping Pool, C Transport Cape Size Ltd, which was recorded within the line item “Due to related companies”.

5.

DUE FROM MANAGEMENT COMPANY

As of December 31, 2006 and 2005 this caption of USD 179 and 406 thousand, respectively, includes the amounts advanced to Unisea Shipping Ltd, technical managers of the vessels.

6.

INVENTORIES

The amount of USD 359 thousand and USD 184 thousand as of December 31, 2006 and 2005, respectively, shown as inventories represents the cost of lubricants on board the vessels as at the end of the year.

7.

CASH

The amount of USD 54 thousand as of December 31, 2006 reflects the balance at year-end of the Group’s bank accounts denominated in US Dollars, in addition to 1,000 thousand of cash restricted as a result of the Group’s debt agreement with HSH Nordbank AG as discussed in Note 11, which is classified separately as a long-term asset.  Balance as of December 31, 2005 was zero due to the cash arrangement discussed in Note 2.

8.

OTHER RECEIVABLE AND OTHER CURRENT ASSETS

As of December 31, 2006, the balance of other receivable entirely refers to the insurance receivable related to the damage at the rudder stock suffered in September of 2006 by the M.V. Bulk Cedar.  The vessel remained in the shipyard for a period of 62 days (off-hire) and the total cost for repairing the vessel of USD 2 million was paid and recognized within  vessel expenses during the year 2006.

The claim with the insurance company is expected to be fully collected in 2007; the amount of USD 1,786 represents the portion of the loss incurred that the Company considers probable to recover through it’s submitted insurance claim, and is estimated based on the best available information.

At the beginning of 2007, the Group has already collected as advance of USD 900 thousand from insurance companies and the balance is expected to be collected within the year.

Other accounts receivable as of December 31, 2005, for USD 311 thousand, related to amounts advances in favor of shipping agents and masters, which were collected in 2006.

9.

VESSELS, NET OF ACCUMULATED DEPRECIATION

The 2006 and 2005 movements in this caption are the following (in USD thousands):

	2006	2005
Cost
At January 1,	121,500	73,000
Acquisitions in	-	48,500
At December 31,	121,500	121,500

Accumulated depreciation
At January 1,	6,086	2,808
Charge for the year	5,356	3,277
At December 31,	11,442	6,085

Net Book Value

At January 1,	115,415	70,192
At December 31,	110,058	115,415

The increase in 2005 for USD 48,500 thousand, relates to the purchase of the M.V. Bulk Fern and M.V. Bulk Cedar from unrelated parties.

The present insured value of the vessels in respect of actual and/or constructive total loss is USD 190 million.

There are preferred mortgages registered on the Group's M.V. Australia, M.V. Africa, M.V. Bulk Cedar and M.V. Bulk Fern, as security for the unpaid balance of the bank borrowings.

10.

OTHER ASSETS

Other assets of USD 701 thousand as of December 31, 2006 relates as follows:

-

for USD 456 thousand to unamortized deferred financing costs, including legal expenses in connection with bank borrowings from HSH Nordbank AG;

-

for USD 245 thousand to the unamortized deferred dry-docking charges

The 2006 movements in this caption are the following (in USD thousands):

	Deferred	Deferred	Total
	Financing	Dry-docking
	Costs	Charges
Balance as of January 1, 2006	411	-	411
Increase	111	250	361
Amortization	(66)	(5)	(71)
Balance as of December 31, 2006	456	245	701

The increase in deferred financing costs relates to the legal fees paid at the beginning of 2006 in connection with the preparation of the loan contract.

In 2006, the Group incurred dry-docking costs for USD 250 thousand.

The balance at December 31, 2005 relates in it’s entirety to deferred financing costs associated with the loan with HSH Nordbank AG.

11.

BANK BORROWINGS

In order to purchase the panamax vessels M.V. Bulk Fern and M. V. Bulk Cedar and refinance part of the existing indebtedness, in November 2005 the Group decided to pay back the whole amount of the loan outstanding at the end of 2004 (USD 59,238 thousand), and obtain from HSH Nordbank AG a new loan facility of USD 103,500 thousand.

The HSH Nordbank AG loan is repayable in 32 consecutive quarterly installments starting from January 28, 2006. The first 12 installments will amount to USD 1,625 thousand each; the remaining 20 installments will amount to USD 2,125 thousand each. With the last installment, the Group should also reimburse a final balloon of USD 41,500 thousand. The reimbursement schedule is the following (in USD thousands):

2007...............................6,500

2008.............................. 6,500

2009...............................8,500

2010...............................8,500

Thereafter................... 67,000

Total                            97,000

At the end of 2006, the amount of the current portion of the debt is USD 6,500 thousand; the long-term portion amounts to USD 90,500 thousand.

The interest rate is LIBOR plus a spread of 1.25%, which approximates 6.62% at December 31, 2006 (5.6% at December 31, 2005).

The above facility is collateralized by first priority mortgage registered over all Group's vessels, as well as assignments of such vessel's earnings and insurance.

The facility loan agreement with HSH Nordbank AG signed at the end of November 2005, requires the Group to comply with some financial covenants. The most significant of the covenants include a requirement to maintain: (1) a minimum cash liquidity of USD 1 million and (2) a ratio of current assets to current liabilities not less than one (excluding the current portion of the loan).  In case the Group will not meet the financial covenants and not remedy immediately, the bank could request the immediate repayment of the loan’s outstanding amount.  As of December 31, 2006, all the financial covenants included in the loan agreement are met.

12.

TRADE ACCOUNTS PAYABLE

The balance of trade payables, USD 285 thousand at December 31, 2005 represented the current amount due to suppliers in the normal course of business operations for transport activities. The balance is entirely payable within 12 months, according to the normal payment terms of the company.

As of December 31, 2006, the balance of trade accounts payable is zero.

13.

DUE TO RELATED COMPANIES

As of December 31, 2006, this caption of USD 198 thousand entirely relates to the amount paid in advance by the related company, Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda, in connection with the time charter contracts of M.V. Bulk Fern and M.V. Bulk Cedar for 2007 hire.  The balance at December 31, 2005 of USD 179 thousand represents the net settlement payable to the shipping pool as discussed in Note 4.

14.

ACCRUED EXPENSES

This caption of USD 720 thousand mainly relates to the accrued interest expenses for 2006.

15.

ADVANCES BY SHAREHOLDERS

In the previous years each Shareholder advanced cash to the Company in the amount of USD 150 thousand for a total of USD 300 thousand as of December 31, 2004. The cash advance is pursuant to the Joint Venture Agreement, signed on November 5, 2003 by the Shareholders.  The advance was made to meet the working capital needs of the Group and is interest-free.  The advance will be repaid at the discretion of the Company’s Board of Directors. During 2005 part of the cash advance for USD 40 thousand was converted into capital, and as a consequence at the end of 2005 the advances from shareholders amount to USD 260 thousand.  No changes in this balance occurred during 2006.

16.

SHAREHOLDERS’ EQUITY

The authorized share capital of the Company is 600 shares of no par value divided into 300 “A” Class shares and 300 “B” Class shares, out of which 500 shares have been issued and are legally and beneficially held by Cape Holding Ltd 250 “A” Class share and by Drylog Bulkcarriers Ltd 250 “B” Class shares.  All shares confer the same rights and are subject to the same obligations and restrictions.   This division of shares has been reflected in the accompanying consolidated financial statements for the period presented.

On the basis of the Joint Venture Agreement signed on November 5, 2003, the two 50% shareholders have agreed to contribute by way of equity to the Group:

o

an amount not exceeding USD 6,347 thousand per shareholder, and

o

all amounts payable from time to time by the Group under the loan agreements to the extent to which such amounts cannot be funded by the net earnings of the Group.

Each shareholder shall contribute towards the equity contribution in accordance with their owner percentage in the Group. As of December 31, 2006, the additional paid in capital to the Group from the shareholders was USD 6,702 thousand, of which 50% of the amount was paid by each shareholder.

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

The shareholders can, however, transfer any of their shares to an entity within the same Group. The joint venture agreement continues to be effective until: (a) each shareholder transfers its shares in the Group to the other shareholder, or (b) an effective resolution is passed or a binding offer is made to wind up the Group, whichever is the earlier.

The changes in the shareholders’ equity during 2006 are shown in the consolidated statements of shareholders equity.

17.

SHIPPING INCOME

The shipping income is composed as following (in USD thousands):

	2006	2005	2004
Revenues from pool	19,060	14,943	18,788
Revenues from time charters contracts	6,745	652	-

Total shipping income	25,805	15,595	18,788

Revenues from pool relate to the income distributed by the related company, C Transport Cape Size Ltd, in connection with the employment of the vessels M.V. Africa and M.V. Australia.

Revenues from time charter contracts relate to the hire paid by the related company, Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda., for M.V. Bulk Fern and M.V. Bulk Cedar.

See Note 2 for further discussion on the revenue recognition policy of the Group.

18.

VESSEL EXPENSES

The detail of the vessel expenses is the following (in USD thousands):

	2006	2005
Wages	2,165	1,072
Maintenance	767	220
Lube oils	643	256
Insurance	505	330
Stores	301	162
Spare parts	287	124
Victualling	265	128
Manning, medical and transportation	260	167
Certificates & Class	123	45
Amortization of deferred dry-docking charges	5	-
Sundry expenses	228	197
Total	5,549	2,701

The 2006 maintenance costs include about USD 0.22 million related to the cost for the damage to the rudder stock suffered in September by the M.V. Bulk Cedar (USD 2.0 million) net of USD 1.78 million representing the portion of the repair costs incurred that the Company considers probable to recover through it’s submitted insurance claim as described in Note 8.

19.

MANAGEMENT FEES

The detail of the management fees is the following:

	2005	2005	2004
Ceres Hellenic Shipping Enterprises Ltd	-	264	359
Unisea Shipping Ltd	576	158	-
DryLog Ltd	192	104	96

Total	768	526	448

The ship management agreement with the related company, Ceres Hellenic Shipping Enterprises Ltd, was terminated in November 2005 when the new technical manger, Unisea Shipping Ltd (an unrelated party) was appointed.

In 2006 and 2005 Drylog Ltd (the shareholder of DryLog Bulkcarriers Ltd) provided the accounting, reporting, treasury and other corporate functions to the Group for a management fee of USD 4 thousand per month per vessel (total 2006 fees of USD 192 thousand and total 2005 fees of USD 104 thousand).

20.

FINANCIAL EXPENSES, NET

This caption includes the following (in USD thousands):

	2006	2005	2004
Interest income	62	45	20
Loan interest expenses	(6,422)	(3,175)	(1,630)
Interest rate swaps	-	236	(341)
Amortization of deferred financing costs	(66)	(71)	(71)
Other non-operating expenses	-	-	(25)

Total financial expenses, net	(6,426)	(2,965)	(2,047)

21.

RELATED PARTIES

In 2006 and 2005, transactions with related parties are those with C Transport Cape Size Ltd, Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda, Ceres Hellenic Shipping Enterprises Ltd, DryLog Ltd, (as described in Notes 1, 4, 13, and 17, respectively) and with the shareholders, DryLog Bulkcarriers Ltd and Cape Shipholding Inc. (as described in Note 3, 15 and 19).

22.

DERIVATIVE CONTRACTS

Drylog Group assumed, in connection of its acquisitions of four vessels in 2003 (which included M.V. Africa and M.V. Australia), interest rate swaps in which the seller was original counter party.   Bulk Africa and Bulk Australia agreed with Drylog ltd. to assume the rights and obligation under the interest rate swaps in proportion of the combined value of M.V. Africa and M.V. Australia to the vessels acquired (four vessels). The Group utilized those interest rate swaps to manage the exposure of interest rate movements on its credit facilities.

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

Drylog Group and the Group decided to terminate these contracts.  The Group paid its share of the fee of USD 665 thousand to terminate in 2004 interest rate swaps with notional amounts attributable to the Group amounting to USD 42,000 thousand and paid its share of the fee of USD 292 thousand in June 2005 to terminate effective in June 2005 the remaining interest rate swaps with notional amount attributable to the Group amount to USD 10,500 thousand.

As of December 31, 2006 there are no open derivative contracts.

23.

SUBSEQUENT EVENTS

In January 2007, the Group advised the members of the shipping pool panamax it’s intent to employ the vessels M.V. Bulk Cedar and M.V. Bulk Fern in their pool, C Transport Panamax Ltd, starting from the end of the time charter contract with Coeclerici Ceres Bulk Carriers Transportes Maritomos Lda, in October 2008 (+/- 2 months in charter option).

The shipping pool, C Transport Panamax Ltd, has the same features of the C Tansport Cape Ltd, in which are currently employed M.V. Africa and M.V. Australia.

It is ultimately owned and managed by the “DryLog Group”.

In February 2007, the Group entered into a ship sale agreement with Mitsui & Co. of Japan for the acquisition of two new building handysize vessels to be delivered in 2012.  The purchase price is a combination of USD 17.7 million and JPY 1.77 billion (approximating USD 14.5 million at the time of the agreement) for each vessel.  The 2007 payments to be paid as advances to the shipyard, are expected to be in the amount of USD 13 million in total for the two vessels, to be financed through a combination of a shareholders’ contribution for USD 1 million and new bank borrowing for USD 12 million.

******