Form 10-Q
period 2007-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 2007-08-13
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common stock, $1 par value. . . . . . . . 6,503,597 shares outstanding as of June 30, 2007

INTERNATIONAL SHIPHOLDING CORPORATION

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

3

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

3

CONSOLIDATED CONDENSED BALANCE SHEETS

5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

7

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

15

 OPERATIONS

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

24

ITEM 4 – CONTROLS AND PROCEDURES

25

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

26

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$ 56,352	$ 64,559	$ 115,369	$ 125,120

Operating Expenses:
Voyage Expenses	43,021	53,193	89,665	102,706
Vessel and Barge Depreciation	5,297	5,571	10,593	10,783
Impairment Loss	-	8,866	-	8,866

Gross Voyage Profit (Loss)	8,034	(3,071)	15,111	2,765

Administrative and General Expenses	5,501	4,284	11,442	8,452
Loss (Gain) on Sale of Other Assets	70	(27)	(2,978)	(32)

Operating Income (Loss)	2,463	(7,328)	6,647	(5,655)

Interest and Other:
Interest Expense	2,555	2,809	5,165	5,677
Gain on Sale of Investment	(350)	(167)	(350)	(468)
Investment Income	(552)	(291)	(1,211)	(747)
Loss on Early Extinguishment of Debt	-	89	-	89
	1,653	2,440	3,604	4,551

Income (Loss) from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net Income
of Unconsolidated Entities	810	(9,768)	3,043	(10,206)

(Benefit) Provision for Income Taxes:
Current	-	35	-	70
Deferred	(586)	(3,518)	(899)	(4,295)
State	(7)	-	(4)	2
	(593)	(3,483)	(903)	(4,223)

Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	1,580	1,529	2,616	2,513

Income (Loss) from Continuing Operations	2,983	(4,756)	6,562	(3,470)

Gain (Loss) from Discontinued Waterman Liner Service
Loss before benefit for income taxes	(520)	(1,731)	(835)	(927)
Gain on Sale of Liner Assets	4,495	28	5,975	28
Provision for Income taxes	(5)	(5)	(9)	(9)

Net Gain (Loss) from Discontinued Waterman Liner Service	3,970	(1,708)	5,131	(908)

Net Income (Loss)	$ 6,953	$ (6,464)	$ 11,693	$ (4,378)

Preferred Stock Dividends	600	600	1,200	1,200

Net Income (Loss) Available to Common Stockholders	$ 6,353	$ (7,064)	$ 10,493	$ (5,578)

Basic and Diluted Earnings Per Common Share:

Net Income (Loss) Available to Common Stockholders - Basic
Continuing Operations	$ 0.38	$ (0.87)	$ 0.86	$ (0.76)
Discontinued Operations	$ 0.63	$ (0.28)	$ 0.83	$ (0.15)
	$ 1.01	$ (1.15)	$ 1.69	$ (0.91)

Net Income (Loss) Available to Common Stockholders - Diluted
Continuing Operations	$ 0.36	$ (0.87)	$ 0.80	$ (0.76)
Discontinued Operations	0.48	(0.28)	0.62	(0.15)
	$ 0.84	$ (1.15)	$ 1.42	$ (0.91)

Weighted Average Shares of Common Stock Outstanding:
Basic	6,277,955	6,119,176	6,199,010	6,112,832
Diluted	8,281,163	6,119,176	8,217,540	6,112,832

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	June 30,	December 31,
ASSETS	2007	2006

Current Assets:
Cash and Cash Equivalents	$64,168	$44,273
Marketable Securities	6,207	6,545
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $227 and $216 in 2007 and 2006:
Traffic	2,480	13,348
Agents'	5,088	3,948
Claims and Other	13,961	8,889
Federal Income Taxes Receivable	-	322
Deferred Income Tax	-	67
Net Investment in Direct Financing Leases	3,660	4,400
Other Current Assets	3,428	2,798
Material and Supplies Inventory, at Lower of Cost or Market	3,163	3,508
Current Assets Held for Disposal	-	681
Total Current Assets	102,155	88,779

Investment in Unconsolidated Entities	14,733	12,409

Net Investment in Direct Financing Leases	69,104	70,497

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	381,131	376,802
Leasehold Improvements	30,969	20,054
Other Equipment	2,077	2,077
Furniture and Equipment	5,528	3,037
	419,705	401,970
Less - Accumulated Depreciation	(183,786)	(175,033)
	235,919	226,937

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $11,148 and $10,736 in 2007 and 2006, Respectively	13,077	14,577
Acquired Contract Costs, Net of Accumulated Amortization
of $26,524 and $25,068 in 2007 and 2006, Respectively	4,002	4,729
Due from Related Parties	4,000	4,015
Other	6,252	6,099
	27,331	29,420

	$449,242	$428,042

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	June 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$49,234	$50,250
Accounts Payable and Accrued Liabilities	35,482	34,418
Total Current Liabilities	84,716	84,668

Billings in Excess of Income Earned and Expenses Incurred	-	700

Long-Term Debt, Less Current Maturities	93,844	98,984

Other Long-Term Liabilities:
Deferred Income Taxes	11,076	11,837
Lease Incentive Obligation	14,486	17,890
Other	37,763	22,673
	63,325	52,400

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	37,554	37,554

Stockholders' Investment:
Common Stock	7,177	6,793
Additional Paid-In Capital	59,972	54,927
Retained Earnings	112,485	101,992
Treasury Stock	(8,704)	(8,704)
Accumulated Other Comprehensive (Loss)	(1,127)	(1,272)
	169,803	153,736

	$449,242	$428,042

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)
	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$ 11,693	$ (4,378)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	12,136	12,043
Amortization of Deferred Charges and Other Assets	4,665	3,806
Benefit for Deferred Federal Income Taxes	(899)	(4,286)
Impairment Loss	-	8,866
Equity in Net Income of Unconsolidated Entities	(2,616)	(2,513)
Distributions from Unconsolidated Entities	1,000	650
Gain on Sale of Assets	(8,953)	(60)
Loss on Early Extinguishment of Debt	-	89
Gain on Sale of Investments	(350)	(468)
Deferred Drydocking Charges	(3,330)	(4,488)
Changes in:
Accounts Receivable	4,656	(3,230)
Inventories and Other Current Assets	(298)	(2,894)
Other Assets	206	53
Accounts Payable and Accrued Liabilities	72	(653)
Federal Income Taxes Payable	-	(204)
Billings in Excess of Income Earned and Expenses Incurred	(701)	1,199
Other Long-Term Liabilities	(1,081)	1,229
Net Cash Provided by Operating Activities	16,200	4,761

Cash Flows from Investing Activities:
Net Investment in Direct Financing Leases	2,133	1,560
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(11,657)	(10,596)
Proceeds from Sale of Assets	14,745	120
Purchase of and Proceeds from Short Term Investments	480	1,211
Investment in Unconsolidated Entities	(74)	(716)
Return of Capital of Unconsolidated Entity	85	2,480
Net Decrease in Restricted Cash Account	-	6,341
Net Decrease (Increase) in Related Party Note Receivables	15	(712)
Net Cash Provided (Used) by Investing Activities	5,727	(312)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	5,429	465
Repayment of Debt	(6,156)	(9,118)
Additions to Deferred Financing Charges	(97)	(154)
Preferred Stock Dividends Paid	(1,200)	(1,200)
Reimbursements for Leasehold Improvements	-	2,611
Other Financing Activities	(8)	(60)
Net Cash (Used) by Financing Activities	(2,032)	(7,456)

Net Increase (Decrease) in Cash and Cash Equivalents	19,895	(3,007)
Cash and Cash Equivalents at Beginning of Period	44,273	16,178

Cash and Cash Equivalents at End of Period	$ 64,168	$ 13,171

The accompanying notes are an integral part of these statements.

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements.   The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our annual report for the year ended December 31, 2006.  We have made certain reclassifications to prior period financial information in order to conform to current year presentations.

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

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for the pension plan:

(All Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2007	2006	2007	2006
Service cost	$ 156	$ 169	$ 312	$ 338
Interest cost	333	327	666	654
Expected return on plan assets	(424)	(383)	(848)	(766)
Amortization of net actuarial loss	-	37	-	74
Net periodic benefit cost	$ 65	$ 150	$ 130	$ 300

The following table provides the components of net periodic benefit cost for the postretirement benefits plan:

(All Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2007	2006	2007	2006
Service cost	$ 15	$ 16	$ 30	$ 32
Interest cost	112	128	224	256
Amortization of prior service cost	(4)	(6)	(8)	(12)
Amortization of net actuarial loss	-	12	-	24
Net periodic benefit cost	$ 123	$ 150	$ 246	$ 300

As of June 30, 2007, we expect to contribute approximately $680,000 to our pension plan in 2007, and we do not expect to make a contribution to our postretirement benefits plan.

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

The following table presents information about segment profit and loss for the three months ended June 30, 2007 and 2006:

	Trans Atlantic	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Liner Services	Contracts	COA	Service	Other	Elimination	Total
2007
Revenues from External Customers	$ 8,099	$ 40,214	$ 4,236	$ 2,798	$ 1,005	$ -	$ 56,352
Intersegment Revenues	-	-	-	-	2,856	(2,856)	-
Vessel and Barge Depreciation	262	3,571	604	860	-	-	5,297
Gross Voyage Profit (Loss)	(249)	7,655	804	(1,318)	1,142	-	8,034
Interest Expense	29	1,932	363	296	(65)	-	2,555
(Loss) on Sale of Other Assets	-	-	-	-	(70)	-	(70)
Segment Profit (Loss)	(278)	5,723	441	(1,614)	1,137	-	5,409
2006
Revenues from External Customers	$ 19,562	$ 35,475	$ 4,154	$ 5,199	$ 169	-	$ 64,559
Intersegment Revenues	-	-	-	-	3,107	(3,107)	-
Vessel and Barge Depreciation	401	3,451	605	1,110	4	-	5,571
Impairment Loss	-	-	-	8,866	-	-	8,866
Gross Voyage (Loss) Profit	(1,251)	6,539	1,119	(10,010)	532	-	(3,071)
Interest Expense	162	1,804	327	504	12	-	2,809
Gain on Sale of Other Assets	-	-	-	-	27	-	27
Segment (Loss) Profit	(1,413)	4,735	792	(10,514)	547	-	(5,853)

The following table presents information about segment profit and loss for the six months ended June 30, 2007 and 2006:

	Trans Atlantic	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Liner Services	Contracts	COA	Service	Other	Elimination	Total
2007
Revenues from External Customers	$ 17,799	$ 79,551	$ 8,517	$ 6,571	$ 2,931	$ -	$ 115,369
Intersegment Revenues	-	-	-	-	6,743	(6,743)	-
Vessel and Barge Depreciation	522	7,142	1,209	1,720	-	-	10,593
Gross Voyage Profit (Loss)	(869)	14,194	1,867	(2,203)	2,122	-	15,111
Interest Expense	150	3,345	628	982	60	-	5,165
Gain on Sale of Other Assets	-	-	-	-	2,978	-	2,978
Segment Profit (Loss)	(1,019)	10,849	1,239	(3,185)	5,040	-	12,924
2006
Revenues from External Customers	$ 37,505	$ 68,794	$ 8,388	$ 9,195	$ 1,238	-	$ 125,120
Intersegment Revenues	-	-	-	-	6,304	(6,304)	-
Vessel and Barge Depreciation	799	6,665	1,209	2,101	9	-	10,783
Impairment Loss	-	-	-	8,866	-		8,866
Gross Voyage Profit (Loss)	(1,740)	11,773	2,463	(10,903)	1,172	-	2,765
Interest Expense	342	3,633	664	1,015	23	-	5,677
Gain on Sale of Other Assets	-	-	-	-	32	-	32
Segment (Loss) Profit	(2,082)	8,140	1,799	(11,918)	1,181	-	(2,880)

 Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Profit or Loss:	2007	2006	2007	2006
Total Profit (Loss) for Reportable Segments	$ 5,409	$ (5,853)	$ 12,924	$ (2,880)
Unallocated Amounts:
Administrative and General Expenses	(5,501)	(4,284)	(11,442)	(8,452)
Gain on Sale of Investment	350	167	350	468
Investment Income	552	291	1,211	747
Loss on Early Extinguishment of Debt	-	(89)	-	(89)
Income (Loss) from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$ 810	$ (9,768)	$ 3,043	$ (10,206)

Note 4.  Unconsolidated Entities

Bulk Carriers

We have a 50% interest in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which owns two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment was $1.6 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007 and 2006, our portion of the earnings of this investment was $2.7 million, which includes a $300,000 adjustment in earnings from the fourth quarter of 2006, and $2.2 million, respectively.  The Tax Increase Prevention and Reconciliation Act of 2005 was signed into law in May of 2006.  One of the provisions of this law allows us to treat earnings from our share of the Bulk Carrier investments as shipping income for tax purposes for a three-year period beginning January 1, 2006.  This treatment allows us to utilize our existing foreign deferred tax valuation allowance and offset the tax liability associated with our earnings from these investments.  In 2006, we used a valuation allowance to offset the provisions on our foreign earnings.  This allowance was fully utilized on March 2007, at which time the company formally adopted a plan to permanently re-invest foreign earnings.  Accordingly, we have not recorded a tax provision on those earnings.

We received a cash distribution of $1 million in the first quarter of 2007.  No cash distributions were received during the first six months of 2006.

The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2007	2006	2007	2006
Operating Revenues	$ 7,774	$ 6,118	$ 14,096	$ 12,170
Operating Income	$ 4,701	$ 3,314	$ 7,977	$ 6,596
Net Income	$ 3,129	$ 1,627	$ 4,729	$ 3,266

Note 5.  Earnings Per Share

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also considers dilutive potential common shares, including stock options using the treasury stock method and convertible preferred stock (antidilutive for the quarter ended June 30, 2006) using the if-converted method. The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Numerator
Net Income (Loss) Available to Common Stockholders – Basic
Continuing	$ 2,383	*	$ (5,356)	*	$ 5,362	*	$ (4,670)	*
Discontinued	3,970		(1,708)		5,131		(908)
	$ 6,353		$ (7,064)		$ 10,493		$ (5,578)

Net Income (Loss)
Continuing	$ 2,983		$ (5,356)	*	$ 6,562		$ (4,670)	*
Discontinued	3,970		(1,708)		5,131		(908)
	$ 6,953		$ (7,064)		$ 11,693		$ (5,578)
Denominator
Weighted Avg Share of Common Stock Outstanding:
Basic	6,277,955		6,119,176		6,199,010		6,112,832
Plus:
Effect of dilutive stock options	3,208				18,530
Effect of dilutive convertible shares from preferred stock	2,000,000				2,000,000
Diluted	8,281,163		6,119,176		8,217,540		6,112,832

Basic and Diluted Earnings Per Common Share
Net Income Available to Common Stockholders - Basic
Continuing Operations	$ 0.38		$ (0.87)		$ 0.86		$ (0.76)
Discontinued Operations	0.63		(0.28)		0.83		(0.15)
	$ 1.01		$ (1.15)		$ 1.69		$ (0.91)

Net Income Available to Common Stockholders - Diluted
Continuing Operations	$ 0.36		$ (0.87)		$ 0.80		$ (0.76)
Discontinued Operations	0.48		(0.28)		0.62		(0.15)
	$ 0.84		$ (1.15)		$ 1.42		$ (0.91)
	* Income (Loss) from Continuing Operations less Preferred Stock Dividends

Note 6. Comprehensive Income

The following table summarizes components of comprehensive income for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
(Amounts in Thousands)	2007	2006
Net Income (Loss)	$ 6,953	$ (6,464)
Other Comprehensive Income (Loss):
Recognition of Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of ($27)	-	(50)
Unrealized Holding Loss on Marketable Securities, Net of Deferred Taxes of ($348) and ($41), Respectively	(646)	(75)
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $97 and $7, Respectively	689	512
Total Comprehensive Income (Loss)	$ 6,996	$ (6,077)

     The following table summarizes components of comprehensive income for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
(Amounts in Thousands)	2007	2006
Net Income (Loss)	$ 11,693	$ (4,378)
Other Comprehensive Income (Loss):
Recognition of Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of ($140)	-	(261)
Unrealized Holding (Loss) Gain on Marketable Securities, Net of Deferred Taxes of ($202) and $43, Respectively	(375)	81
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $9 and $767, Respectively	355	1,425
Total Comprehensive Income (Loss)	$ 11,673	$ (3,133)

Note 7. Income Taxes

We recorded a benefit for federal income taxes of $899,000 on $3.0 million of income from continuing operations before income from unconsolidated entities in the first six months of 2007, as compared to a benefit of $4.3 million on our $10.2 million loss from continuing operations before income from unconsolidated entities for the same period ended in 2006. Our tax benefit decreased from the comparable prior year primarily as a result of an $8.9 million impairment loss in the second quarter of 2006 on our investment in the Rail-Ferry Service’s terminal in New Orleans and the improved results from our U.S. flag coal carrier, which is taxed at the U.S. corporate statutory rate.  In 2006, we used a valuation allowance to offset the provisions on our foreign earnings.    This allowance was fully utilized on March 2007, at which time the company formally adopted a plan to permanently re-invest foreign earnings.  Accordingly, we have not recorded a tax provision on those earnings.

Note 8.  Exercise of Stock Options

During the first six months of 2007, options to acquire 384,410 shares of our common stock were exercised resulting in proceeds to the company of approximately $5.4 million.  These options were exercised in the second quarter of 2007 by our Chairman of the Board and our President.  Their remaining unexercised options of 15,590 shares were exercised in July of 2007.  During the first six months of 2006, options to acquire 32,900 shares of our common stock were exercised resulting in proceeds to us of approximately $465,000.  These options, as well as 3,400 shares exercised in late 2005, were exercised by our former Chief Financial Officer, who retired in June of 2005.  His remaining unexercised options to acquire 38,700 shares expired one year after retirement, which was June 30, 2006.

Note 9.  New Accounting Pronouncements

In July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  It is our policy to classify interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. For the quarter ended June 30, 2007, no interest or penalties were incurred related to underpayment of income taxes. As of June 30, 2007 and December 31, 2006, there were no accrued interest and penalties relating to prior periods.
 The Company adopted FIN 48 on January 1, 2007 and the adoption had no material effect on its consolidated financial position or results of operations.  Our United States and international income tax returns for 2003 and subsequent years remain subject to possible examination by tax authorities.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 155 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial position or results of operations.

Note 10.  Discontinued Operations

In the second quarter of 2007, the company announced the discontinuance of its U.S. flag LASH service.  In the quarter we sold the U.S. flag LASH vessel and LASH barges, generating a gain on the sale of these assets of $4.5 million.  For the six months ended June 30, 2007, a gain of $6.0 million reflects the aforementioned sale along with gains of $1.5 million  on LASH barges previously scrapped.  During the second quarter of 2007 and six months ended June 30, 2007, total revenues associated with the Waterman LASH service were $700,000 and $6.8 million, respectively, compared to 5.5 million and $13.3 million for the second quarter 2006 and six months ended June 30, 2006, respectively.

The Waterman LASH service was reported in “Continuing Operations” as a part of our Liner services segment in previous periods, which have been restated to remove the effects of those operations from “Continuing Operations”.

Note 11.  Impairment Loss

We recorded an impairment loss of $8.9 million before taxes on our investment in the Rail-Ferry Service’s terminal in New Orleans during the second quarter of 2006.  The terminal was located in New Orleans on the Mississippi River Gulf Outlet (“MR-GO”).  Our terminal lease with the Port of New Orleans was terminated during the second quarter of 2007, when we transitioned to the Mobile terminal.  As of June 30, 2007, the cost of the New Orleans terminal of $17.0 million, funded by the State and City, which was recorded as a leasehold improvement and the reimbursements to us from the State and the City of $17 million that were recorded as deferred credits, were written off, resulting in no effect on net income.

Note 12.  Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2007, approximately $17 million of capital costs related to the Mobile terminal were funded by lease incentives and a repayable grant.

Note 13.  Subsequent Events

Due to the continued disappointing results of the company’s one remaining LASH vessel and approximately 400 LASH barges operating in the company’s international flag service, the Board of Directors on July 25, 2007 agreed to discontinue the utilization of these assets by the end of 2007.

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

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets; (3) estimated proceeds from sale of assets; (4) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (5) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business and asset dispositions; (6) estimated losses attributable to asbestos claims; (7) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (8) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (9) our ability to remain in compliance with our debt covenants; (10) anticipated trends in government sponsored cargoes; (11) our ability to maintain or increase our maritime security program payments; (12) the cost of relocating our Rail-Ferry Service to Mobile, Alabama, and the anticipated improvement in the operating results of our Rail-Ferry Service; and (13) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

Executive Summary

Our net income for the quarter ended June 30, 2007, which includes a pre-tax gain of $4.5 million on the sale of a U.S. flag LASH vessel and LASH barges, was $7.0 million as compared to a loss of $6.5 million for the second quarter of 2006, which included an impairment loss of $8.9 million, or $5.8 million, net of taxes.  Gross voyage profits improved from $5.8 million, net of the aforementioned $8.9 million impairment loss, in the second quarter of 2006 to $8.0 million in the second quarter of June 30, 2007.

The Company’s Time Charter segment, on the strength of higher volumes of supplemental cargoes and the operation of its U.S. flag coal carrier, reported improved results over the comparable 2006 quarterly period.  The U. S. flag coal carrier only operated twenty days in the second quarter of 2006.

The Liner segment results, which consist of one remaining international flag LASH vessel and approximately 400 LASH barges servicing U.S. gulf ports and ports in northern Europe, continued to have a negative impact on the results.  The market for eastbound cargoes for this service continues to be challenging.  As a result of the disappointing results, in July 2007, the Board of Directors agreed to discontinue the utilization of the international flag LASH vessel and the remaining 400 LASH barges by the end of 2007.

The Rail Ferry segment reported a greater loss in the second quarter of 2007 when compared to the same period in 2006, excluding an impairment loss of $8.9 million, due to the vessels experiencing out of service days while preparing for the installation of the second decks.  The first vessel was fitted with the second deck at the end of May 2007.  However, revenues were not generated from the second deck until the construction of the terminals in Mobile and Mexico were completed in July 2007.  The second vessel became operational with the second deck at the end of July 2007.  Cargo volumes, so far, have been in line with our projections.  We expect progressively improved results because the second deck conversions and terminal construction are now complete.

The Company’s increase in administrative and general expenses from $4.3 million in the second quarter of 2006 to $5.5 million in the second quarter 2007 was directly associated with relocating the corporate headquarters from New Orleans, Louisiana to Mobile, Alabama. Of these relocation costs, $1 million has been billed to the respective Alabama agencies as part of the relocation incentive agreements in effect and is included in the Company’s second quarter revenues.

The Company’s tax benefit decreased from the comparable quarter in 2006 primarily as a result of the impairment loss in the second quarter of 2006 and the improved results from its U.S. flag coal carrier in 2007. This operation is taxed at the U.S. corporate statutory rate.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Gross Voyage Profit

Gross voyage profits increased from $11.7 million, net of the $8.9 million impairment loss, in the first six months of 2006 to $15.1 million in the first six months of 2007.  The changes associated with each of our segments are discussed below.

Liner Services:

Gross voyage results for this segment improved from a loss of $1.7 million in the first six months of 2006 to a loss of $869,000 in the first six months of 2007.  This improvement was mainly due to the TransAtlantic Liner service operating one foreign flag LASH vessel in during the first six months of 2007 compared to two during the same period in 2006 at unprofitable levels.  The service continues to be affected by a drop in tonnage to Northern Europe.

Time Charter Contracts:

The increase in this segment’s gross voyage profit from $11.8 million in the first six months of 2006 to $14.2 million in the first six months of 2007 was primarily the result of our Coal Carrier being out of service during the first quarter of 2006 due to extended drydocking for capital improvements and a periodic special survey.

Contracts of Affreightment:  Gross voyage profit for this segment declined from a profit of $2.5 million for the first six months of 2006 to $1.9 million for the first six months of 2007 due to less tonnage per voyage in 2007 for the Sulphur Enterprise.

Rail-Ferry Service:  Gross voyage results for this segment before the impairment loss in 2006 decreased from a $2.0 million loss in the first six months of 2006 to $2.2 million loss in the first six months of 2007.  This decrease was primarily due to out of service days during the installation of the second decks on the vessels.

Other:  Gross profit increased from a profit of $1.2 million in the first six months of 2006 to $2.1 million in the first six months of 2007.  This increase was primarily due to reimbursements in the amount of $1.9 million from our incentives with Alabama agencies, partially offset by increases in insurance reserves.

Other Income and Expense

Administrative and general expenses increased from $8.5 million in the first six months of 2006 to $11.4 million in the first six months of 2007 primarily due to relocation expenses of $2.5 million related to the move of our corporate headquarters to Mobile, AL.  These costs are reimbursed by Alabama agencies and recorded as revenues.

Gain on sale of other assets of $3.0 million in the first six months of 2007 was due to the sale of the TransAtlantic LASH Feeder vessel, which was no longer required to support that service.

Interest expenses decreased from $5.7 million in the first six months of 2006 to $5.2 million in the first six months of 2007 due to the early repurchase of senior notes during 2006 and in the first quarter of 2007.

Investment Income increased from $747,000 in the first six months of 2006 to $1.2 million in the first six months of 2007 due to an increase in available cash and a better return on investments.

Income Taxes

We recorded a benefit for federal income taxes of $899,000 on $3.0 million of income from continuing operations before income from unconsolidated entities in the first six months of 2007, as compared to a benefit of $4.3 million on our $10.2 million loss from continuing operations before income from unconsolidated entities for the comparable period in 2006. Our tax benefit decreased from the comparable prior year primarily as a result of an $8.9 million impairment loss in the second quarter of 2006 on our investment in the Rail-Ferry Service’s terminal in New Orleans and the improved results from our U.S. flag coal carrier, which is taxed at the U.S. corporate statutory rate.  In 2006, we used a valuation allowance to offset the provisions on our foreign earnings.    This allowance was fully utilized on March 2007, at which time the company formally adopted a plan to permanently re-invest foreign earnings.  Accordingly, we have not recorded a tax provision on those earnings.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $2.5 million in the first six months of 2006 to $2.6 million in the first six months of 2007.

We sold our 26.1% interest in a cement carrier company in November of 2006 for $27.5 million.  As a result, we experienced a net decrease of $547,000 in net income of unconsolidated entities related to Belden for the first six months of 2007 compared to the same period ending in 2006.

The improved results came from our 50% investment in Dry Bulk Cape Holding, Inc. (DBCH), a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers, which contributed $2.7 million in the first six months of 2007 compared to $2.2 million in the first six months of 2006. This was primarily due to a stronger charter market for Dry Bulk vessels.

During the second quarter of 2007, DBCH entered into a ship purchase agreement with Mitsui & Co., Japan for newbuilding two Handymax Bulk Carriers to be delivered in the first half of 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million of which the Company’s share will be 50% or approximately $37 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, DBCH will finance these costs with equity contributions of up to 15% with the 85% balance of the cost being financed.  Upon completion and delivery, DBCH will establish permanent long-term financing.

Discontinued Operations

In the second quarter of 2007, we sold our only remaining U.S. flag LASH vessel and LASH barges, some of which were sold in the first quarter of 2007.  The decision to sell these assets was due to ongoing disappointing results due to lower cargo tonnage on east bound voyages.  The gain on the sale of these assets was $6.0 million.  During the first six months ended June 30, 2007, total revenues associated with the Waterman LASH service were $6.8 million, compared to $13.3 million for the first six months ended June 30, 2006.

The Waterman LASH service was reported in “Continuing Operations” as a part of our Liner service segments in previous periods, which have been restated to remove the effects of those operations from “Continuing Operations”.

THREE MONTHS ENDED JUNE 30, 2007

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Gross Voyage Profit

Gross voyage profits improved from a profit of $5.8 million, net of the $8.9 million impairment loss, in the second quarter of 2006 to $8.0 million in the second quarter of 2007.  The changes associated with each of our segments are discussed below.

Liner Services:

Gross voyage results for this segment improved from a loss of $1.3 million in the second quarter of 2006 to a loss of $249,000 in the second quarter of 2007.  This improvement was mainly due to the TransAtlantic Liner service operating one foreign flag LASH vessel in during the first six months of 2007 compared to two during the same period in 2006 at unprofitable levels.  The service continues to be affected by a drop in tonnage to Northern Europe.

Time Charter Contracts:

The increase in this segment’s gross voyage profit from $6.5 million in the second quarter of 2006 to $7.7 million in the second quarter of 2007 was primarily the result of our Coal Carrier being out of service during the second quarter of 2006 due to extended drydocking for capital improvements and a periodic special survey.  Additionally, improvements in Military cargo also contributed to the increase in profits.

Contracts of Affreightment:  Gross voyage profit for this segment declined from a profit of $1.1 million for the second quarter of 2006 to $804,000 for the second quarter of 2007 due to less tonnage per voyage in 2007 for the Sulphur Enterprise.

Rail-Ferry Service:   Gross voyage results for this segment decreased from a $1.1 million loss, net of $8.9 million impairment loss, in the second quarter of 2006 to a $1.3 million loss in the second quarter of 2007.  This decrease was primarily due to out of service days during the installation of the second decks on the vessels.

Other:  Gross voyage profit increased from a profit of $532,000 in the second quarter of 2006 to $1.1 million in the second quarter of 2007.  This increase was primarily due to reimbursements in the amount of $1 million from the State of Alabama.  This improvement was partially offset by increases in insurance reserves.

Other Income and Expense

Administrative and general expenses increased from $4.3 million in the second quarter of 2006 to $5.5 million in the second quarter of 2007 primarily due to relocation expenses of $1.1 million related to the move of our corporate headquarters to Mobile, AL.  These costs are reimbursed by Alabama agencies and recorded as revenues.

Gain on sale of Investment increased from $167,000 in the second quarter of 2006 to $350,000 in the second quarter of 2007 due to the sale of stock held by our insurance subsidiary.

Interest expenses decreased from $2.8 million in the second quarter of 2006 to $2.6 million in the second quarter of 2007, due to the early repurchase of senior notes during 2006 and in the first quarter of 2007.

Investment Income increased from $291,000 in the second quarter of 2006 to $552,000 in the second quarter of 2007 due to an increase in available cash and a better return on investments.

Income Taxes

We recorded a benefit for federal income taxes of $586,000 on $810,000 of income from continuing operations before income from unconsolidated entities in the second quarter of 2007, as compared to a benefit of $3.5 million on our $9.8 million loss from continuing operations before income from unconsolidated entities for the comparable period in 2006. Our tax benefit decreased from the comparable prior year primarily as a result of an $8.9 million impairment loss in the second quarter of 2006 on our investment in the Rail-Ferry Service’s terminal in New Orleans and the improved results from our U.S. flag coal carrier, which is taxed at the U.S. corporate statutory rate.  In 2006, we used a valuation allowance to offset the provisions on our foreign earnings.    This allowance was fully utilized on March 2007, at which time the company formally adopted a plan to permanently re-invest foreign earnings.  Accordingly, we have not recorded a tax provision on those earnings.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $1.5 million in the second quarter of 2006 to $1.6 million in the second quarter of 2007.

We sold our 26.1% interest in a cement carrier company in November of 2006 for $27.5 million.  As a result, there was a net decrease of $302,000 in net income of unconsolidated entities related to Belden for the second quarter of 2007 compared to the same period ending in 2006.

Our 50% investment in Dry Bulk Cape Holding, Inc. (DBCH), a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers, contributed $1.6 million in the second quarter of 2007 compared to $1.1 million in the second quarter of 2006. This was primarily due to a stronger chartering market for Dry Bulk vessels.

During the second quarter of 2007, DBCH entered into a ship purchase agreement with Mitsui & Co., Japan for newbuilding two Handymax Bulk Carriers to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million of which the Company’s share will be 50% or approximately $37 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, DBCH will finance these costs with equity contributions of up to 15% with the 85% balance of the cost being financed.  Upon completion and delivery, DBCH will establish permanent long-term financing.

.

Discontinued Operations

 In the second quarter of 2007, we sold the U.S. flag LASH vessel and LASH barges.  The decision to sell these assets was due to ongoing disappointing results due to lower cargo tonnage on east bound voyages.  The gain from the sale of these assets was $4.5 million in the quarter.  During the second quarter of 2007, total revenues associated with the Waterman LASH service were $700,000, compared to $5.5 million for the second quarter of 2006.

The Waterman LASH service was reported in “Continuing Operations” as a part of our Liner service segments in previous periods, which have been restated to remove the effects of those operations from “Continuing Operations”.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital increased from $4.1 million at December 31, 2006, to $17.4 million at June 30, 2007.  Cash and cash equivalents increased in the first six months of 2007 by $19.9 million to a total of $64.2 million.  This increase was generated by cash provided by investing activities of $5.7 million and by operating activities of $16.2 million, partially offset by cash used for financing activities of $2 million.  Total current liabilities of $84.7 million as of June 30, 2007 included current maturities of long-term debt of $49.2 million.  Of this debt, $39.0 represents the principal amount of our 73/4% Senior Notes, which is explained further below.

Operating activities generated a positive cash flow after adjusting net income of $11.7 million for non-cash provisions such as depreciation, amortization and the gain on sales of assets.  Cash provided by operating activities also included a decrease in accounts receivable primarily due to only one vessel operating on the TransAtlantic service as compared to two vessels at December 31, 2006.

Cash provided by investing activities of $5.7 million included proceeds from the sale of assets of $14.7 million, partially offset by capital improvements of $11.7 million.

Cash used for financing activities of $2.0 million included regularly scheduled debt payments of $6.2 million and $1.2 million for preferred stock dividend payments, partially offset by proceeds from issuance of common stock from the exercised stock options of $5.4 million.

As of June 30, 2007, $6.6 million of our $50 million revolving credit facility, which expires in December of 2009, was pledged as collateral for letters of credit, and the remaining $43.4 million was available.

Debt and Lease Obligations – As of June 30, 2007, we held several vessels under operating leases, including three Pure Car/Truck Carriers, one Breakbulk/Multi Purpose vessel, a Container vessel and a Tanker vessel.  We also conduct certain of our operations from leased office facilities and use transportation and other equipment under operating leases.  Refer to our 2006 form 10-K for a schedule of our contractual obligations.

Debt Covenant Compliance Status – We were in compliance with all of our restrictive covenants as of June 30, 2007 and believe we will continue to meet these requirements throughout 2007, although we can give no assurance to that effect.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into additional financings of our unencumbered vessels or restructure debt.

Restructuring of Liner Services and Disposition of Certain LASH Assets – The Board of Directors made the decision in the fourth quarter of 2006 to dispose of certain LASH Liner Service assets.  The decision was based on the belief that we could generate cash and a profit on the disposition of the assets, while improving our future operating results.  Accordingly, we sold our LASH Feeder vessel and 114 barges in the first quarter of 2007.  In the second quarter of 2007, the company concluded that its U.S. flag LASH service should be discontinued.  Accordingly, in the second quarter we sold our one remaining U.S. flag vessel and 111 LASH barges.  The results of the U.S. flag LASH service is reported as discontinued operations in the second quarter of 2007 and appropriate restatements have been made in the comparable prior year periods.

Net proceeds from the sales of the aforementioned TransAtlantic LASH service Feeder vessel were approximately $3.6 million, of which we recognized a gain of approximately $2.9 million in the first quarter of 2007 on this sale.  The sale of the U.S. flag LASH service assets generated net proceeds of approximately $9.1 million with a gain of approximately $4.5 million, all of which is reported in the second quarter of 2007 as discontinued operations.

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

The total cost of the second decks is approximately $23 million, and we have paid approximately $20.2 million through June 30, 2007.  The installation of the second deck on the Bali Sea was completed at the end of May 2007, while installation of the second deck on the Banda Sea was completed at the end of July 2007.  The utilization of the second deck capacity are directly related to the terminal upgrades in Mobile, AL and Coatzacoalcos, Mexico.  Both terminal upgrades were completed in July 2007.  The estimated cost of the Mobile terminal is approximately $27 million, of which $10 million is funded by a grant from the State of Alabama. The remaining $17 million is financed by the Alabama State Docks and repaid over the ten-year terminal lease.  We estimate that our share of the cost of the improvements to the terminal in Mexico will be approximately $5.8 million, of which all but $350,000 has been paid.  We have a 49% interest in the company that owns the terminal in Mexico, and 30% of the advances to that company for our share of the cost of the terminal are accounted for as capital contributions with the remaining 70% accounted for as a loan to that company.

The cost of our investment in the trans-loading and storage facility used to support the Rail-Ferry service in New Orleans is reported as an investment in unconsolidated entities and had a balance of $1.8 million as of June 30, 2007.  We are considering various options for the continued use or disposition of this facility and fully expect to recover our investment in it.

Our terminal lease with the Port of New Orleans was terminated during the second quarter of 2007, when we transitioned to the Mobile terminal.  As of June 30, 2007, the cost of the New Orleans terminal of $17.0 million, funded by the State and City, which was recorded as a leasehold improvement and the reimbursements to us from the State and the City of $17 million that were recorded as deferred credits, were written off, resulting in no effect on net income.

Our investment in the New Orleans terminal was funded with the proceeds from a financing agreement.  The lender has the ability to utilize certain tax credits associated with profitable operations at that location.  We are working with the lender to amend the original application to the Federal agency that oversees the new market tax credit issuance, to include the Mobile terminal as eligible property for the usage of the tax credits.  We expect to reach a conclusion by the end of the third quarter.  If the lender does not receive the necessary approval, we could potentially be required to compensate them for the value of those tax credits, approximately $5.4 million, along with full repayment of the outstanding $13.8 million loan.  We believe we have sufficient liquidity to fund these payments should it be required.

Relocation of Corporate Headquarters – In addition to the incentives for relocating our Rail-Ferry Service’s terminal, the State of Alabama and the City and County of Mobile have provided incentives totaling $6.7 million to the company to relocate the corporate headquarters from New Orleans to Mobile.  Early in the third quarter of 2006, we entered into a lease for office space in the city of Mobile that we now occupy.  As of June 2007, we had received $2.7 million as an incentive from the lessor of the office building, which we recorded as a deferred credit on our balance sheet to be amortized over the lease term, thereby reducing our lease expenses.  We expect the incentives from the State of Alabama and the City and the County of Mobile, along with the incentives from the lessor of the office building to offset all of the cash expenditures related to the relocation of the corporate headquarters, including the cost to terminate our previous office leases in the New Orleans area and the cost of making leasehold improvements to the Mobile office.  However, our results of operations will be negatively affected over the next two quarters primarily because the revenue associated with the lease incentive of $2.7 million will be recognized over the 20-year term of the lease agreement.

In May of 2007, we reached an agreement to terminate the lease of our former corporate headquarters in New Orleans.  The cost of this termination was approximately $700,000, which was reported in administrative and general expenses in the second quarter of 2007, and is included in the reimbursable relocation expenses recovered from Alabama agencies.

Bulk Carriers - We have a 50% interest in Dry Bulk Cape Holding Inc. (DBCH), which owns two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  DBCH has entered into a ship purchase agreement with Mitsui & Co., Japan for newbuilding two Handymax Bulk Carriers, to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million of which our share will be 50% or approximately $37 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, DBCH will finance these costs with equity contributions of up to 15% with the 85% balance of the cost being financed.  Upon completion and delivery, DBCH will establish permanent long-term financing.

Dividend Payments – Our preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum, which are payable quarterly.  The payment of preferred stock dividends is at the discretion of our Board of Directors.  We paid dividends of $1.2 million on our preferred stock in the first six months of 2007.  As a result of issuing our preferred stock, we are restricted from paying common stock dividends and acquiring any of our common stock prior to December 31, 2007.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at June 30, 2007, approximated carrying value due to the short-term maturities of these investments.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt at June 30, 2007, including current maturities, was estimated to be $143.2 million compared to a carrying value of $143.1 million.  The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at June 30, 2007, would be approximately $276,000 or .19% of the carrying value.

The fair value of the interest rate swap agreements discussed in our 2006 Form 10-K was an asset of $1.3 million at June 30, 2007, which is included in accumulated other comprehensive income net of taxes, estimated based on the amount that the banks would receive or pay to terminate the swap agreement at the reporting date taking into account current market conditions and interest rates.  A hypothetical 10% decrease in interest rates as of June 30, 2007, would have resulted in a $909,000 decrease in the fair value of the asset, or a liability of $409,000.

Commodity Price Risk.  As of June 30, 2007, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2007 fuel requirements for our Liner Services or Rail-Ferry Service segments.  We have fuel surcharges in place for our foreign flag LASH Liner Service and our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2007.  If we had commodity swap agreements, they would be structured to reduce our exposure to increases in fuel prices, however, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period January 1, 2007 through June 30, 2007 would have resulted in an increase of approximately $3.6 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.58 in our earnings per share based on the shares of our common stock outstanding as of June 30, 2007.  However, we believe that the price increase would have been passed on to our customers through the aforementioned fuel surcharges during the same period but would have been limited by our need to maintain competitive rates.  Our charterers in the Time charter segment are responsible for purchasing vessel fuel requirements; thus, we have no fuel price risk in this segment.

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

3.3

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

4.3

Form of 7¾% Senior Note due October 15, 2007 (included in Exhibit 4.2 hereto and incorporated herein by reference)

4.4

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

4.5

Form of 6.0% Convertible Subordinated Note due 2014 (included in Exhibit 4.4 hereto and incorporated herein by reference)

4.6

Specimen of 6.0% Convertible Exchangeable Preferred Stock Certificate (filed with the Securities and Exchange Commission as Exhibit 4.6 to Pre-Effective Amendment No. 3, dated December 23, 2004 and filed with the Securities and Exchange Commission on December 23, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

4.7

Certificate of Designations of the 6.0% Convertible Exchangeable Preferred Stock of the Registrant filed with the Delaware Secretary of State on January 5, 2005 (filed as Exhibit 3.3 hereto and incorporated herein by reference)

10.1

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

10.2

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

10.3

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

10.4

Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

10.5

Consulting Agreement, dated January 1, 2006, between the Registrant and Niels W. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

10.6

Summary of Executive Officers’ Salaries for 2006 (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

10.7

International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

10.8

Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options under the International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

10.9

Description of Non-Management Director Compensation (filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

10.10

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

Date:   August 13, 2007

3