Form 10-Q
period 2007-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 2007-11-13
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

                                (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
Yes  ☐                                No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1 par value. . . . . . . . 6,519,187 shares outstanding as of September 30, 2007

INTERNATIONAL SHIPHOLDING CORPORATION

PART I - FINANCIAL INFORMATION	3

ITEM 1 - FINANCIAL STATEMENTS	3

CONSOLIDATED CONDENSED STATEMENTS OF INCOME	3

CONSOLIDATED CONDENSED BALANCE SHEETS	4

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3 - QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK	22

ITEM 4 - CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION	24

ITEM 6 - EXHIBITS	24

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$51,306	$51,220	$147,140	$140,124

Operating Expenses:
Voyage Expenses	38,572	37,320	110,184	103,828
Vessel and Barge Depreciation	5,312	5,160	15,386	15,395
Impairment Loss	-	-	-	8,866

Gross Voyage Profit	7,422	8,740	21,570	12,035

Administrative and General Expenses	4,108	3,852	13,311	11,969
Loss (Gain) on Sale of Other Assets	-	(82)	(10)	(103)

Operating Income	3,314	4,970	8,269	169

Interest and Other:
Interest Expense	2,692	2,696	7,857	8,373
(Gain) Loss on Sale of Investment	(2)	8	(352)	(460)
Investment Income	(1,143)	(300)	(2,354)	(1,047)
Loss on Early Extinguishment of Debt	-	124	-	213
	1,547	2,528	5,151	7,079

Income (Loss) from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net Income
of Unconsolidated Entities	1,767	2,442	3,118	(6,910)

(Benefit) Provision for Income Taxes:
Current	-	35	-	105
Deferred	(175)	(61)	(1,074)	(4,361)
State	-	-	(4)	2
	(175)	(26)	(1,078)	(4,254)

Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	1,491	1,317	4,107	3,830

Income from Continuing Operations	3,433	3,785	8,303	1,174

Gain (Loss) from Discontinued Liner Service
Loss before benefit for income taxes	(1,266)	(4,727)	(3,376)	(6,513)
Gain on Sale of Liner Assets	155	11	9,097	39
Provision for Income taxes	5	5	14	14

Net Gain (Loss) from Discontinued Liner Service	(1,116)	(4,721)	5,707	(6,488)

Net Income (Loss)	$2,317	$(936)	$14,010	$(5,314)

Preferred Stock Dividends	600	600	1,800	1,800

Net Income (Loss) Available to Common Stockholders	$1,717	$(1,536)	$12,210	$(7,114)

Basic and Diluted Earnings Per Common Share:

Net Income (Loss) Available to Common Stockholders - Basic
Continuing Operations	$0.43	$0.52	$1.03	$(0.10)
Discontinued Operations	(0.17)	(0.77)	0.90	(1.06)
	$0.26	$(0.25)	$1.93	$(1.16)

Net Income (Loss) Available to Common Stockholders - Diluted
Continuing Operations	$0.40	$0.47	$1.00	$(0.10)
Discontinued Operations	(0.13)	(0.58)	0.69	(1.06)
	$0.27	$(0.11)	$1.69	$(1.16)

Weighted Average Shares of Common Stock Outstanding:
Basic	6,518,412	6,119,187	6,306,647	6,114,974
Diluted	8,518,412	8,119,187	8,319,000	6,114,974

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	September 30,	December 31,
ASSETS	2007	2006

Current Assets:
Cash and Cash Equivalents	$56,374	$44,273
Marketable Securities	5,697	6,545
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $167 and $216 in 2007 and 2006, respectively:
Traffic	6,165	13,348
Agents'	1,847	3,948
Other	11,127	8,889
Federal Income Taxes Receivable	-	322
Deferred Income Tax	-	67
Net Investment in Direct Financing Leases	7,293	4,400
Other Current Assets	4,693	2,798
Material and Supplies Inventory, at Lower of Cost or Market	3,178	3,508
Assets Held for Disposal	6,911	681
Total Current Assets	103,285	88,779

Investment in Unconsolidated Entities	14,900	12,409

Net Investment in Direct Financing Leases	107,758	70,497

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	387,078	376,802
Leasehold Improvements	30,217	20,054
Other Equipment	2,078	2,077
Furniture and Equipment	5,797	3,037
	425,170	401,970
Less - Accumulated Depreciation	(190,738)	(175,033)
	234,432	226,937

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $13,306 and $11,114 in 2007 and 2006, respectively	13,603	14,577
Acquired Contract Costs, Net of Accumulated Amortization
of $26,887 and $25,796 in 2007 and 2006, respectively	3,638	4,729
Due from Related Parties	3,995	4,015
Other	6,985	6,099
	28,221	29,420

	$488,596	$428,042

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	September 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$51,619	$50,250
Accounts Payable and Accrued Liabilities	29,035	34,418
Total Current Liabilities	80,654	84,668

Billings in Excess of Income Earned and Expenses Incurred	2,785	700

Long-Term Debt, Less Current Maturities	132,425	98,984

Other Long-Term Liabilities:
Deferred Income Taxes	10,625	11,837
Lease Incentive Obligation	14,149	17,890
Other	38,959	22,673
	63,733	52,400

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	37,554	37,554

Stockholders' Investment:
Common Stock	7,193	6,793
Additional Paid-In Capital	60,177	54,927
Retained Earnings	114,202	101,992
Treasury Stock	(8,704)	(8,704)
Accumulated Other Comprehensive Loss	(1,423)	(1,272)
	171,445	153,736

	$488,596	$428,042

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$14,010	$(5,314)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	17,963	18,109
Amortization of Deferred Charges and Other Assets	7,085	5,811
Benefit for Deferred Federal Income Taxes	(1,074)	(4,347)
Impairment Loss	-	8,866
Equity in Net Income of Unconsolidated Entities	(4,107)	(3,830)
Distributions from Unconsolidated Entities	2,400	1,450
Proceeds from Lease Incentive Obligations	-	2,779
Gain on Sale of Assets	(10,495)	(142)
Loss on Early Extinguishment of Debt	-	213
Gain on Sale of Investments	(352)	(460)
Deferred Drydocking Charges	(5,181)	(7,144)
Changes in:
Accounts Receivable	6,396	(4,051)
Inventories and Other Current Assets	(1,577)	(590)
Other Assets	(1,258)	(458)
Accounts Payable and Accrued Liabilities	(4,050)	(8,429)
Federal Income Taxes Payable	-	(311)
Billings in Excess of Income Earned and Expenses Incurred	2,085	2,059
Other Long-Term Liabilities	(694)	3,432
Net Cash Provided by Operating Activities	21,151	7,643

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	3,370	2,561
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(55,502)	(14,290)
Proceeds from Sale of Assets	47,305	387
Purchase of and Proceeds from Short Term Investments	1,299	552
Investment in Unconsolidated Entities	(74)	(716)
Return of Capital of Unconsolidated Entity	-	2,480
Decrease in Restricted Cash Account	-	6,341
Decrease (Increase) in Related Party Note Receivables	20	(702)
Net Cash Used by Investing Activities	(3,582)	(3,387)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	5,650	465
Proceeds from Issuance of Debt	-	5,000
Repayment of Debt	(8,714)	(19,626)
Additions to Deferred Financing Charges	(596)	(173)
Preferred Stock Dividends Paid	(1,800)	(1,800)
Reimbursements for Leasehold Improvements	-	2,613
Other Financing Activities	(8)	(155)
Net Cash Used by Financing Activities	(5,468)	(13,676)

Net Increase (Decrease) in Cash and Cash Equivalents	12,101	(9,420)
Cash and Cash Equivalents at Beginning of Period	44,273	16,178

Cash and Cash Equivalents at End of Period	$56,374	$6,758

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements.   The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.  We have made certain reclassifications to prior period financial information in order to conform to current year presentations.
The foregoing 2007 interim results are not necessarily indicative of the results of operations for the full year 2007.  Management believes that all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of the information shown have been made.
In the third quarter of 2007, we began recording all incentive payments from the State of Alabama in connection with our corporate relocation as reductions of our administrative and general (“A&G”) expenses.  Previously in 2007 we had recorded these incentive payments as revenues, thus our consolidated statements of operations for the nine months ended September 30, 2007 include a reclassification of $1.8 million of incentive payments from revenue to a reduction in our A&G expenses.  As a result of this reclassification, investors will be unable to reconcile our results to the nine months ended for revenues and A&G expenses by adding the three months ended September 30, 2007 to previously reported six month ended revenues and A&G balances.  The reclassification had no impact on the operating income and net income of any of the periods herein reported.
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
Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges. As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made. The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period. Our Liner Service voyages are typically 30-60 days and at the end of the third quarter of 2007, we had one voyage in progress. Our Rail-Ferry Service voyages are typically 8-10 days in length and at the end of the third quarter of 2007, we had one voyage in progress.  We believe there is no material difference in 2007 between recording expenses ratably over the voyage versus recording expenses as incurred.

We have eliminated all significant intercompany accounts and transactions.

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan:

(All Amounts in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:	2007	2006	2007	2006
Service cost	$152	$169	$464	$507
Interest cost	340	328	1,006	983
Expected return on plan assets	(435)	(384)	(1,283)	(1,150)
Amortization of net actuarial loss	7	44	7	118
Special Termination Benefits	20	-	20	-
Net periodic benefit cost	$84	$157	$214	$458

The following table provides the components of net periodic benefit cost for our postretirement benefits plan:

(All Amounts in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:	2007	2006	2007	2006
Service cost	$(2)	$32	$28	$63
Interest cost	107	143	331	398
Amortization of prior service cost	(3)	(6)	(11)	(16)
Amortization of net actuarial loss	-	36	-	60
Curtailment	(38)	-	(38)	-
Net periodic benefit cost	$64	$205	$310	$505

As of September 30, 2007, we expect to contribute approximately $600,000 to our pension plan in 2007, and we do not expect to make a contribution to our postretirement benefits plan.

The adjustment to initially apply SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” was incorrectly included as part of the accumulated other comprehensive loss classification in the stockholders investment section of the balance sheet.  This presentation will be corrected in our 2007 annual financial statements by separating the impact of adopting this FASB statement within the stockholders investment section.

Note 3.  Operating Segments

As a result of our recent decision to discontinue the company’s LASH Liner services by the end of 2007, the LASH Liner service segment is now incorporated in the discontinued operations results.  Our three remaining operating segments, Time Charter Contracts, Contracts of Affreightment (“COA”), and Rail-Ferry Service, are identified primarily by the characteristics of the contracts and terms under which our vessels are operated.  We report in the Other category results of several of our subsidiaries that provide ship charter brokerage and agency services.  We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.
We allocate interest expense to the segments based on the net book values of the vessels within each segment.  Due to the sale of the Molten Sulphur Carrier in the third quarter of 2007, interest expense was reallocated to the remaining segments, reflecting significant variances when comparing 2007 to prior year.
We do not allocate administrative and general expenses, investment income, gain on sale of investment, gain or loss on early extinguishment of debt, equity in net income of unconsolidated entities, or income taxes to our segments.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.

The following table presents information about segment profit and loss for the three months ended September 30, 2007 and 2006:

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2007
Revenues from External Customers	39,912	4,322	6,752	320	51,306
Intersegment Revenues (Eliminated)	-	-	-	3,602	3,602
Intersegment Expenses (Eliminated)				(3,602)	(3,602)
Voyage Expenses and Operating Costs	30,895	2,595	5,016	66	38,572
Vessel and Barge Depreciation	3,680	405	1,227	-	5,312
Gross Voyage Profit	5,337	1,322	509	254	7,422
Interest Expense (Income)	2,410	64	224	(6)	2,692
Segment Profit	2,927	1,258	285	260	4,730
2006
Revenues from External Customers	41,719	3,905	5,004	592	51,220
Intersegment Revenues (Eliminated)	-	-	-	3,338	3,338
Intersegment Expenses (Eliminated)	-	-	-	(3,338)	(3,338)
Voyage Expenses and Operating Costs	29,238	2,342	5,071	669	37,320
Vessel and Barge Depreciation	3,571	604	857	128	5,160
Gross Voyage Profit (Loss)	8,910	959	(924)	(205)	8,740
Interest Expense	1,717	380	588	11	2,696
Gain on Sale of Other Assets	-	-	-	82	82
Segment Profit (Loss)	7,192	579	(1,512)	(134)	6,126

The following table presents information about segment profit and loss for the nine months ended September 30, 2007 and 2006:

	Time Charter		Freeport/Rail-
(All Amounts in Thousands)	Contracts	COA	Ferry Service	Other	Total
2007
Revenues from External Customers	119,466	12,839	13,323	1,512	147,140
Intersegment Revenues (Eliminated)	-	-	-	10,345	10,345
Intersegment Expenses (Eliminated)	-	-	-	(10,345)	(10,345)
Voyage Expenses and Operating Costs	89,112	8,036	12,070	966	110,184
Vessel and Barge Depreciation	10,823	1,613	2,947	3	15,386
Gross Voyage Profit (Loss)	19,531	3,190	(1,694)	543	21,570
Interest Expense	5,905	692	1,206	54	7,857
Gain on Sale of Other Assets	-	-	-	10	10
Segment Profit (Loss)	13,626	2,498	(2,900)	499	13,723
2006
Revenues from External Customers	111,800	12,293	14,199	1,832	140,124
Intersegment Revenues (Eliminated)	-	-	-	9,642	9,642
Intersegment Expenses (Eliminated)	-	-	-	(9,642)	(9,642)
Voyage Expenses and Operating Costs	81,839	7,058	14,202	729	103,828
Vessel and Barge Depreciation	10,236	1,813	2,957	389	15,395
Impairment Loss	-	-	(8,866)	-	(8,866)
Gross Voyage Profit (Loss)	19,725	3,422	(11,826)	714	12,035
Interest Expense	5,692	1,044	1,603	34	8,373
Gain on Sale of Other Assets	-	-	-	103	103
Segment Profit (Loss)	14,032	2,378	(13,429)	783	3,765

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Profit or Loss:	2007	2006	2007	2006
Total Profit for Reportable Segments	$4,730	$6,126	$13,723	$3,765
Unallocated Amounts:
Administrative and General Expenses	(4,108)	(3,852)	(13,311)	(11,969)
Gain (Loss) on Sale of Investment	2	(8)	352	460
Investment Income	1,143	300	2,354	1,047
Loss on Early Extinguishment of Debt	-	(124)	-	(213)
Income (Loss) Before (Benefit) Provision for Income Taxes
and Equity in Net Income of Unconsolidated Entities	$1,767	$2,442	$3,118	$(6,910)

Note 4.  Unconsolidated Entities

Bulk Carriers

We have a 50% interest in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which owns two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  We account for this investment under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes and any other adjustments required under generally accepted accounting principles.  Our portion of the earnings of this investment was $1.5 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007 and 2006, our portion of the earnings of this investment was $4.2 million, which includes a $300,000 positive adjustment in earnings from the fourth quarter of 2006, and $3.3 million, respectively.  The Tax Increase Prevention and Reconciliation Act of 2005 was signed into law in May of 2006.  One of the provisions of this law allows us to treat earnings from our share of the Dry Bulk investment as shipping income for tax purposes for a three-year period beginning January 1, 2006.  This treatment allows us to utilize our existing foreign deferred tax valuation allowance and offset the tax liability associated with our earnings from these investments.  In 2006, we used a valuation allowance to offset the provisions on our foreign earnings.  This allowance was fully utilized in March 2007, at which time we formally adopted a plan to indefinitely re-invest foreign earnings.  Accordingly, we have not recorded a tax provision on 2007 earnings.

We received a cash distribution of $2.4 million and $800,000 in the first nine months of 2007 and 2006, respectively.

The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2007	2006	2007	2006
Operating Revenues	$7,730	$6,349	$21,826	$18,519
Operating Income	$4,605	$3,502	$12,582	$10,098
Net Income	$3,019	$1,829	$7,748	$5,308

Note 5.  Earnings Per Share

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also considers dilutive potential common shares, including stock options using the treasury stock method and convertible preferred stock (antidilutive for the nine months ended September 30, 2006) using the if-converted method.
Stock options that were considered antidilutive because the exercise price of the option exceeded the average price of our common stock totaled 400,000 shares in the three months ended September 30, 2006.  Stock options totaling 400,000 and the 2,000,000 shares of common stock that are potentially issuable from conversion of our preferred stock were antidilutive for the nine months ended September 30, 2006 because we had a net loss available to common stockholders from continuing operations for this period.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator
Net Income (Loss) Available to Common Stockholders – Basic
Continuing *	$2,833	$3,185	$6,503	$(626)
Discontinued	(1,116)	(4,721)	5,707	(6,488)
	$1,717	$(1,536)	$12,210	$(7,114)

Net Income (Loss) - Diluted
Continuing	$3,433	$3,785	$8,303	$1,174
Discontinued	(1,116)	(4,721)	5,707	(6,488)
	$2,317	$(936)	$14,010	$(5,314)
Denominator
Weighted Avg Share of Common Stock Outstanding:
Basic	6,518,412	6,119,187	6,306,647	6,114,974
Plus:
Effect of dilutive stock options	0	0	12,353	0
Effect of dilutive convertible shares from preferred stock	2,000,000	2,000,000	2,000,000	0
Diluted	8,518,412	8,119,187	8,319,000	6,114,974

Basic and Diluted Earnings Per Common Share
Net Income (Loss) Available to Common Stockholders - Basic
Continuing Operations	$0.43	$0.52	$1.03	$(0.10)
Discontinued Operations	(0.17)	(0.77)	0.90	(1.06)
	$0.26	$(0.25)	$1.93	$(1.16)

Net Income (Loss) Available to Common Stockholders - Diluted
Continuing Operations	$0.40	$0.47	$1.00	$(0.10)
Discontinued Operations	(0.13)	(0.58)	.69	(1.06)
	$0.27	$(0.11)	$1.69	$(1.16)

* Income (Loss) from Continuing Operations less Preferred Stock Dividends

Note 6. Comprehensive Income

The following table summarizes components of comprehensive income (loss) for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
(Amounts in Thousands)	2007	2006
Net Income (Loss)	$2,317	$(936)
Other Comprehensive Income (Loss):
Recognition of Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $29	-	55
Unrealized Holding Loss on Marketable Securities, Net of Deferred Taxes of $145 and $5, Respectively	270	9
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($64) and ($113), Respectively	(566)	(1,098)
Total Comprehensive Income (Loss)	$2,021	$(1,970)

     The following table summarizes components of comprehensive income (loss)  for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
(Amounts in Thousands)	2007	2006
Net Income (Loss)	$14,010	$(5,314)
Other Comprehensive Income (Loss):
Recognition of Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of ($48) and ($111), respectively	(89)	(206)
Unrealized Holding (Loss) Gain on Marketable Securities, Net of Deferred Taxes of ($9) and $48, Respectively	(16)	90
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($55) and $43, Respectively	(211)	327
Total Comprehensive Income (Loss)	$13,694	$(5,103)

Note 7. Income Taxes

We recorded a benefit for federal income taxes of $1.1 million on $3.1 million of income from continuing operations before income from unconsolidated entities in the first nine months of 2007, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first nine months of 2006, our benefit was $4.4 million on our $6.9 million loss from continuing operations before income from unconsolidated entities.  Our 2007 tax benefit decreased from the comparable prior year primarily as a result of an $8.9 million impairment loss in the second quarter of 2006 on our investment in the Rail-Ferry Service’s terminal in New Orleans and the improved results from our U.S. flag coal carrier in 2007, which is taxed at the U.S. corporate statutory rate.  In 2006, we used a valuation allowance to offset the provisions on our foreign earnings, which was fully utilized in March 2007, at which time the company formally adopted a plan to indefinitely re-invest all foreign earnings.  Accordingly, we have not recorded a tax provision on 2007 earnings.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2006, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Note 8.  Exercise of Stock Options

During the first nine months of 2007, options to acquire 400,000 shares of our common stock were exercised resulting in proceeds to the company of approximately $5.7 million.  These options were exercised by our Chairman of the Board and our President.  During the first nine months of 2006, options to acquire 32,900 shares of our common stock were exercised resulting in proceeds to us of approximately $465,000.  These options, as well as 3,400 shares exercised in late 2005, were exercised by our former Chief Financial Officer, who retired in June of 2005.  His remaining unexercised options to acquire 38,700 shares expired one year after retirement, which was June 30, 2006.

Note 9.  New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  It is our policy to classify interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively.  For the quarter ended September 30, 2007, no interest or penalties were incurred related to underpayment of income taxes. As of September 30, 2007 and December 31, 2006, there were no accrued interest and penalties relating to prior periods.
 We adopted FIN 48 on January 1, 2007 and the adoption had no material effect on its consolidated financial position or results of operations.  Our United States and international income tax returns for 2003 and subsequent years remain subject to possible examination by tax authorities.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 155 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not yet determined the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial position or results of operations.

Note 10.  Discontinued Operations

In the third quarter of 2007, we elected to discontinue our TransAtlantic LASH service by the end of 2007.  We expect to sell the one remaining LASH vessel and the remaining 370 barges in the fourth quarter of 2007 and the first quarter of 2008.  For the three months ended September 30, 2007, we sold 81 LASH barges, generating a gain of $155,000.  For the nine months ended September 30, 2007, the $9.1 million gain on sale of LASH liner assets included on our statements of income reflects the aforementioned sale along with gains of $7.3 million on the sale of two LASH Vessels and $1.6 million on the sale of LASH barges.  During the third quarter of 2007 and nine months ended September 30, 2007, total revenues associated with the discontinued LASH service were $7.6 million and $32.1 million, respectively, compared to $26.4 million and $76.0 million for the third quarter 2006 and nine months ended September 30, 2006, respectively.
Our U.S. flag LASH service and TransAtlantic LASH service was reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.

Note 11.  Impairment Loss

We recorded an impairment loss of $8.9 million before taxes on our investment in the Rail-Ferry Service’s terminal in New Orleans during the second quarter of 2006.  The terminal was located in New Orleans on the Mississippi River Gulf Outlet (“MR-GO”).  Our terminal lease with the Port of New Orleans was terminated during the second quarter of 2007, when we transitioned to the Mobile terminal.  As of June 30, 2007, we wrote off both the cost of the New Orleans terminal of $17.0 million, funded by the State and City, which was recorded as a leasehold improvement, and the reimbursements to us from the State and the City of $17.0 million that were recorded as deferred credits, resulting in no effect on net income.

Note 12.  Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2007, approximately $17.0 million of capital costs related to the Mobile terminal were funded by a repayable grant.

Note 13.  Subsequent Events

On October 15, 2007, the company announced that it retired, at maturity date, all of the remaining outstanding obligations of its       7 ¾% Senior Unsecured Notes.  These Notes were issued in January 1998, at a face value of $110 million.  The Company had previously retired a total of $71.0 million of the outstanding Notes in advance of maturity leaving the October 15th payment of $39.0 million as the final payment due.  The Company used funds available from free operating cash to make this payment.

In October 2007, we elected to suspend operations of our wholly-owned subsidiary, Bay Insurance Company Ltd.  This company operated as a captive insurance company insuring some of the hull and machinery and loss of hire exposures of our various operating companies.  This exposure will now be managed at the operating company levels with no impact to the consolidated company group.  The insurance reserves will be transferred to the operating companies in the fourth quarter of 2007.  The Board of Directors of Bay formally approved the commutation of the reserves in October 2007.

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
Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets; (3) estimated proceeds from sale of assets; (4) estimated fair values of financial instruments, such as interest rate and commodity swap agreements; (5) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, lines of business and asset dispositions; (6) estimated losses attributable to asbestos claims; (7) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (8) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (9) our ability to remain in compliance with our debt covenants; (10) anticipated trends in government sponsored cargoes; (11) our ability to effectively service our debt; and (12) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.
Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ from those projected or assumed in our forward-looking statements, and those variations could be material.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties.  Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, (1) political events in the United States and abroad, including terrorism, and the U.S. military's response to those events; (2) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (3) charter hire rates and vessel utilization rates; (4) unanticipated trends in fuel and labor costs; (5) trends in interest rates, and the availability and cost of capital to us; (6) the frequency and severity of claims against us, and unanticipated court results and changes in laws and regulations; (7) our success in renewing existing contracts and securing new ones, in each case on favorable economic terms; (8) unplanned maintenance and out-of-service days; (9) the ability of customers to fulfill their obligations to us; (10) the performance of our unconsolidated subsidiaries, and (11) our ability to effectively handle our debt service, and meeting the covenant requirements in, each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others.
A more complete description of certain of these important factors is contained in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.  You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on our business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

Executive Summary

The net income for the three months ended September 30, 2007 was $2.3 million compared to a net loss of $936,000 for the three months ended September 30, 2006.  The results of both the 2007 and 2006 third quarters reflect losses from our discontinued LASH operations.  Excluding the discontinued LASH operations losses, net income for the third quarter of 2007 was $3.4 million as compared to $3.8 million for the third quarter of 2006. For the first nine months of 2007, net income was $14.0 million as compared to a net loss of $5.3 million for the nine months ended September 30, 2006.  In addition to the aforementioned losses from discontinued LASH operations, the results for the nine months ended September 30, 2006 included a non-cash charge of $5.8 million, net of taxes, associated with the impairment of our investment in the Rail Ferry service’s terminal in New Orleans.  Excluding the discontinued LASH operations losses and impairment charges, net income for the nine months ended September 30, 2007, was $8.3 million and for the nine months ended September 30, 2006, was $6.9 million.
Our Time Charter segment results for the third quarter of 2007 were below the comparable quarter in 2006 primarily due to our U. S. flag Jones Act Coal Carrier, which operated all of the days under the vessel’s primary Time Charter Agreement in 2006, as compared to only 61 days of operation under this Charter Agreement in the third quarter of 2007. However, through the nine month period ended September 30, 2007, the vessel operated 163 days under this Charter Agreement as compared to 109 days for the nine month period ended September 30, 2006.
Our Contract of Affreightment segment profits were higher in the third quarter of 2007 when compared to the same period in 2006 due to increased tonnage levels.
Our Rail Ferry segment reported markedly improved results from operations in the third quarter of 2007 from the break-even levels of the comparable 2006 quarter.  This segment, with the additional capacity of the second deck available for carrying rail cars for most of the third quarter, operated at 80% of its rail car volume capacity.  We expect the carried rail car volume to continue at these levels for the remainder of 2007 with an increase in capacity utilization thereafter.
Depreciation expense was slightly higher in the third quarter of 2007 as compared to the same period in 2006, reflecting the placement into service of the second decks on the Rail Ferry vessels.
Administrative and General Expenses for the third quarter of 2007 reflect the netting of relocation incentive payments received from various Alabama agencies in the quarter.  The nine month period ended September 30, 2007, which reflects a neutral impact of the relocation expenses and offsetting recoveries, indicates an increase of $1.3 million over the comparable 2006 nine month period.  The increase in the 2007 year to date period is primarily the result of the Company’s one time payment to fulfill its office lease obligations in the New Orleans area.
The increase in the Company’s investment income reflects improved liquidity levels.  On October 15, 2007 the Company used some of its available cash to retire the remaining $39.0 million of its 7¾ % Senior Unsecured Notes.

The results of the remaining TransAtlantic LASH vessel are reported as discontinued operations reflecting the Company’s decision in the third quarter of 2007 to phase out the utilization of this vessel by the end of this year.  We expect to sell this remaining LASH vessel and 370 LASH barges in the fourth quarter of 2007 and the first quarter of 2008.  The gain from the discontinued liner service for the nine months ended September 30, 2007, reflects the sale of  our U.S. flag LASH vessel and LASH barges during the first half of 2007.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2007
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues
Revenues increased from $140.1 million in the first nine months of 2006 to $147.1 million in the first nine months of 2007.  The changes associated with each of our segments are discussed below.

Time Charter Contracts:  Revenues increased for this segment from $111.8 million in the first nine months of 2006 to $119.5 million in the first nine months of 2007.  This improvement is a result of more operating days in the first nine months of 2007, compared to the same period in 2006.  Our U.S. flag Jones Act Coal Carrier was in drydock during the first and second quarters of 2006.

Contracts of Affreightment:  The $500,000 increase of revenues for this segment was due to an increase of available molten sulphur for carriage.

Rail-Ferry Service:  Revenues for this segment decreased from $14.2 million in the first nine months of 2006 to $13.3 million in the first nine months of 2007, reflecting 89 out of service days in 2007 for the installation of the second decks.  The increased capacity from the second decks substantially offset the revenues lost during the days out of service.

Voyage Expenses and Operating Costs
Total costs increased from $103.8 million in the first nine months of 2006 to $ 110.2 million in the first nine months of 2007.  The changes associated with each of our segments are discussed below.

Time Charter Contracts:   Costs increased for this segment from $81.8 million in the first nine months of 2006 to $89.1 million in the first nine months of 2007.  This increase was mainly due to higher operating costs, primarily wages and maintenance and additional operating days.

Contracts of Affreightment:  The increase in this segment’s costs was due to an increase in 2007 voyages on the Molten Sulphur Carrier and higher port and fuel costs.

Rail-Ferry Service:  Costs for this segment decreased from $14.2 million in the first nine months of 2006 to $12.1 million in the first nine months of 2007.  This decrease was mainly due to the Rail-Ferry Service vessels being out of service 89 days in 2007 due to the second deck installations.

Other Income and Expense

Administrative and general expenses increased from $12.0 million in the first nine months of 2006 to $13.3 million in the first nine months of 2007 primarily due to a one-time payment to fulfill its lease obligation in the New Orleans area and employee bonus compensation.

      The following table shows the significant A&G components for the first nine months of 2007 and 2006 respectively.

(Amounts in Thousands)	9 Months Ended September 30,
A&G Account	2007	2006	Variance

Salaries and Wages	4,987	4,441	546
Pension & Group Insurance	1,503	1,393	110
Office Building (Leases)	1,521	605	916
Other	5,300	5,530	(230)

TOTAL:	13,311	11,969	1,342

Interest expenses decreased from $8.4 million in the first nine months of 2006 to $7.9 million in the first nine months of 2007 due to the early repurchase of portions of our 7 ¾ %  senior notes during 2006 and in the first quarter of 2007.

Gain on sale of investment was $352,000 in the first nine months of 2007 and $460,000 for the same period in 2006.

Investment Income increased from $1 million in the first nine months of 2006 to $2.4 million in the first nine months of 2007 due to improved liquidity levels.

Income Taxes

      We recorded a benefit for federal income taxes of $1.1 million on $3.1 million of income from continuing operations before income from unconsolidated entities in the first nine months of 2007, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first nine months of 2006, our benefit was $4.4 million on our $6.9 million loss from continuing operations before income from unconsolidated entities.  Our 2007 tax benefit decreased from the comparable prior year primarily as a result of an $8.9 million impairment loss in the second quarter of 2006 on our investment in the Rail-Ferry Service’s terminal in New Orleans and the improved results from our Coal Carrier, which is taxed at the U.S. corporate statutory rate.  In 2006, we used a valuation allowance to offset the provisions on our foreign earnings.  This allowance was fully utilized in March 2007, at which time we formally adopted a plan to indefinitely re-invest foreign earnings.  Accordingly, we have not recorded a tax provision on those earnings in 2007.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $3.8 million in the first nine months of 2006 to $4.1 million in the first nine months of 2007.
The improved results came from our 50% investment in Dry Bulk, a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers, which contributed $4.2 million in the first nine months of 2007 compared to $3.3 million in the first nine months of 2006. This was primarily due to a stronger charter market for Dry Bulk vessels.  This improvement was partially offset by the sale of our investment in the cement carrier company in the fourth quarter of 2006.
During the second quarter of 2007, Dry Bulk entered into a ship purchase agreement for two newbuilding Handymax Bulk Carriers to be delivered in the first half of 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which the Company’s share would be 50% or approximately $37.0 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, Dry Bulk expects to finance these costs with equity contributions of up to 15% with the 85% balance of the cost being financed.  Upon completion and delivery, Dry Bulk will establish permanent long-term financing.

Discontinued Operations

 In the third quarter of 2007, we elected to discontinue our TransAtlantic LASH service by the end of 2007.  We expect to sell the one remaining LASH vessel and the remaining 370 barges in the fourth quarter of 2007 and the first quarter of 2008.  For the nine months ended September 30, 2007, a gain of $9.1 million reflects a gain of $7.3 million on the sale of two LASH Vessels and $1.8 million on the sale of LASH barges.  During the nine months ended September 30, 2007, total revenues associated with the discontinued LASH service were $32.1 million, compared to $76.0 million for the nine months ended September 30, 2006.
Our U.S. flag LASH service and TransAtlantic LASH service was reported in “Continuing Operations” as a part of our LASH liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.

THREE MONTHS ENDED SEPTEMBER 30, 2007
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues
Revenues improved slightly from $51.2 million in the third quarter of 2006 to $51.3 million in the third quarter of 2007.  The changes associated with each of our segments are discussed below.

Time Charter Contracts:  Revenues decreased for this segment from $41.7 million in the third quarter of 2006 to $39.9 million in the third quarter of 2007.  The decrease was due to our Coal Carrier being on hire all of the third quarter of 2006 versus fewer charter days in the third quarter of 2007, partially offset by an increased charter hire on our U.S. Military Sealift Command MPS Contracts.

Contracts of Affreightment:  The $400,000 increase of revenues for this segment was due to an increase of available molten sulphur for carriage.

Rail-Ferry Service:  Revenues for this segment increased from $5 million in the third quarter of 2006 to $6.8 million in the third quarter of 2007.  This improvement was due to the Rail-Ferry Service vessels carrying more cargo  due to the addition of the second decks.

Voyage Expenses and Operating Costs
      Total costs increased from $37.3 million in the third quarter of 2006 to $38.6 million in the third quarter of 2007.  The changes associated with each of our segments are discussed below.

Time Charter Contracts:  Costs increased slightly for this segment from $29.2 million in the third quarter of 2006 to $30.9 million in the third quarter of 2007.  This increase was mainly due to higher operating costs, primarily wages and maintenance.

Contracts of Affreightment:  The increase in this segment’s costs was due to an increase in 2007 voyages for the Molten Sulphur Carrier.

Rail-Ferry Service:  Costs for this segment remained in line in the third quarter of 2007 compared to the same period in 2006.

Other Income and Expense

Administrative and general expenses increased from $3.9 million in the third quarter of 2006 to $4.1 million in the third quarter of 2007 primarily due to higher Pension & Group Insurance expenses.

The following table shows the significant A&G components for the third quarter of 2007 and 2006 respectively.

(Amounts in Thousands)	3 Months Ended September 30,
A&G Account	2007	2006	Variance

Salaries and Wages	1,358	1,439	(81)
Pension & Group Insurance	512	340	172
Office Building (Leases)	315	226	89
Other	1,923	1,847	76

TOTAL:	4,108	3,852	256

Investment Income increased from $300,000 in the third quarter of 2006 to $1.1 million in the third quarter of 2007 due to an increase in available cash.

Income Taxes

      We recorded a benefit for federal income taxes of $175,000 on $1.8 million of income from continuing operations before income from unconsolidated entities in the third quarter of 2007, as compared to a benefit of $26,000 on $2.4 million of income from continuing operations before income from unconsolidated entities for the comparable period in 2006.  The increase in the tax benefits is primarily due to a decrease in taxable income for our Coal Carrier, which is taxed at the 35% corporate statutory tax rate.

Equity in Net Income of Unconsolidated Entities

     Equity in net income of unconsolidated entities, net of taxes, increased from $1.3 million in the third quarter of 2006 to $1.5 million in the third quarter of 2007.
Our 50% investment in Dry Bulk, a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers, contributed $1.5 million in the third quarter of 2007 compared to $1.1 million in the third quarter of 2006.  This was primarily due to a stronger chartering market for Dry Bulk vessels.

Discontinued Operations

 In the third quarter of 2007, we elected to discontinue our TransAtlantic LASH service by the end of 2007.  We expect to sell the one remaining LASH vessel and the remaining 370 barges in the fourth quarter of 2007 and the first quarter of 2008.  For the three months ended September 30, 2007, we sold 81 LASH barges, generating a gain of $155,000.  During the third quarter of 2007, total revenues associated with the discontinued LASH service were $7.6 million, compared to $26.4 million for the third quarter 2006.
 Our U.S. flag LASH service and TransAtlantic LASH service was reported in “Continuing Operations” as a part of our LASH Liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Cash Flows included elsewhere herein as part of our Consolidated Condensed Financial Statements.
Our working capital increased from $4.1 million at December 31, 2006, to $22.6 million at September 30, 2007.  Cash and cash equivalents increased in the first nine months of 2007 by $12.1 million to a total of $56.4 million.  This increase was generated by cash provided by operating activities of $21.2 million, offset by cash used for financing activities of $5.5 million and cash used for investing activities of $3.6 million.  Total current liabilities of $80.7 million as of September 30, 2007 included current maturities of long-term debt of $51.6 million.  Of this debt, $39.0 million represents the principal amount of our 7 ¾ % Senior Notes, which was paid in full at maturity in October 2007.
Operating activities generated a positive cash flow after adjusting net income of $14.0 million for non-cash provisions such as depreciation, amortization and the gain on sales of assets.  Cash provided by operating activities also included a decrease in accounts receivable primarily due to only one vessel operating on the TransAtlantic service as compared to two vessels at December 31, 2006.
Cash used for investing activities of $3.6 million included capital improvements of $55.5 million on the following: $26.8 million for the purchase of a U.S. flag PCTC, which was previously under an operating lease; $13.7 million for the first installment on the 6400 CEU Newbuilding PCTC (discussed below); and $9.7 million for second deck modifications on the Rail-Ferry vessels.  These investing outlays were offset by proceeds from sale of assets of $47.3 million, including $32.0 million on the sale of the Molten Sulphur Carrier (discussed below) and $15.3 million on the sale of LASH assets.
Cash used for financing activities of $5.5 million included regularly scheduled debt payments of $8.7 million and $1.8 million for preferred stock dividend payments, partially offset by $5.7 million of proceeds from issuance of common stock related to stock options exercised by senior management.
The company invested $43.5 million for the purchase of a Panamanian flagged PCTC.  The vessel was purchased with 100% financing and time chartered to a third party under which terms qualified as a financing lease arrangement.  This noncash transaction is not reflected in our Consolidated Statements of Cash Flows.
Following the retirement of our 7 ¾ % Senior Notes in October 2007, we reduced the borrowing capacity under the revolving line of credit from $50 million to $35 million.  As of September 30, 2007, $6.3 million of the $35 million revolving credit facility, which expires in December of 2009, was pledged as collateral for letters of credit, and the remaining $28.7 million was available.

Debt and Lease Obligations– As of September 30, 2007, we held several vessels under operating leases and time charterers, including two Pure Car/Truck Carriers, one Breakbulk/Multi Purpose vessel, a Molten Sulphur Carrier, a Container vessel and a Tanker vessel.  We also conduct certain of our operations from leased office facilities and use transportation and other equipment under operating leases.  Refer to our 2006 form 10-K for a schedule of our contractual obligations.
On August 24th, 2007 we entered into a Memorandum of Agreement for the purchase of one 6400 CEU Panamanian flagged PCTC, which has been reflagged under the United States flag.  On September 10, 2007, we entered into a loan agreement for the financing of this vessel by and among (1) Waterman Steamship Corporation (WSC), one of our wholly-owned subsidiaries, as borrower, (2) International Shipholding Corporation, as guarantor, and (3) DnB NOR Bank ASA, as facility agent and security trustee.  Under this loan agreement, the lenders agreed to provide WSC with a term loan of up to Five Billion Yen (¥5,000,000,000), or approximately $43.5 million based on exchange rates on the date of the loan agreement.  We purchased and took possession of the Vessel on September 13, 2007.  In late September, the Vessel was time chartered out under a three-year agreement whose terms qualified as a direct financing lease.
The loan is secured by the Vessel, its charter hire and insurances, and is guaranteed by the parent company, International Shipholding Corporation.  The loan originally entered into under a floating Yen Libor interest rate component has been swapped to a Yen fixed rate of 1.15% plus an applicable margin of 0.85%.  The terms of the charter provide for a portion of the charter hire in Yen denominated payments, covering 100% of the company’s Yen debt obligations.
On August 28, 2007, ISC-Sulphur Holding, Inc. (a wholly-owned subsidiary of Capital One) purchased from Sulphur Carriers, Inc. (one of our wholly-owned subsidiaries) the Molten Sulphur Carrier for $32.0 million under a sale/leaseback arrangement.  The lease is for ten years with an early buyout at the end of year eight at the company’s option.  The lease qualifies as an operating lease.
From the proceeds of the aforementioned sale/leaseback, we purchased a US flagged PCTC for approximately $26.8 million. This Vessel previously operated under an operating lease agreement with payments of approximately $1.3 million per quarter.
On September 21, 2007, our wholly-owned subsidiary, East Gulf Shipholding, Inc., entered into a contract to purchase one 6400 CEU Newbuilding PCTC.  The delivered cost is estimated to be approximately $70.0 - $75.0 million, based on exchange rates as of the date of the various delivery payments.  Upon signing of the contract, East Gulf Shipholding paid an initial installment of approximately $13.7 million.  The next two installments are due upon keel-laying of the Vessel and launching of the Vessel, both of which are projected due in 2009.  The final installment is due upon delivery of the vessel, scheduled for 2010.  The initial installment amount was recorded as Vessel, Property & Other Equipment on the balance sheet and will not begin depreciating until the vessel is placed in service.

 Debt Covenant Compliance Status– We were in compliance with all of our restrictive covenants as of September 30, 2007 and believe we will continue to meet these requirements throughout 2007, although we can give no assurance to that effect.
           In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into financings of our unencumbered vessels or restructure debt.

Restructuring of Liner Services and Disposition of Certain LASH Assets– The Board of Directors made the decision in the fourth quarter of 2006 to dispose of certain LASH Liner Service assets.  The decision was based on the belief that we could generate substantial cash flow and profit on the disposition of the assets, while improving our future operating results.  Accordingly, we sold our LASH Feeder vessel and 114 barges in the first quarter of 2007.  In the second quarter of 2007, the company concluded that its U.S. flag LASH service should be discontinued.  Accordingly, in the second quarter we sold our one remaining U.S. flag vessel and 111 LASH barges.  In the third quarter of 2007, the company elected to discontinue its TransAtlantic LASH service by the end of 2007.  We expect to sell the one remaining LASH vessel and the remaining 370 barges in the fourth quarter of 2007 and the first quarter of 2008.  For the three months ended September 30, 2007, we sold 81 LASH barges, generating a gain of $155,000.  For the nine months ended September 30, 2007, a gain of $9.1 million reflects the aforementioned sale along with gains of $7.3 million on the sale of two LASH Vessels and $1.6 million on the sale of LASH barges.  During the third quarter of 2007 and nine months ended September 30, 2007, total revenues associated with the discontinued LASH service were $7.6 million and $32.1 million, respectively, compared to $26.4 million and $76.0 million for the third quarter 2006 and nine months ended September 30, 2006, respectively.
 Our U.S. flag LASH service and TransAtlantic LASH service were reported in “Continuing Operations” as a part of our LASH liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.
           Throughout 2006, we were evaluating whether to continue to operate our intermodal terminal facility in Memphis, Tennessee, because the volume of cargo from our LASH liner services moving through that facility decreased as the cargo carried by those services declined.  In December of 2006, we terminated the lease of that facility and made a final payment of $1.9 million in January 2007.

Rail-Ferry Service Expansion – This service provides a unique combination of rail and water ferry service between the U.S. Gulf and Mexico.  The low operating profit margin generated by this service makes higher cargo volumes necessary to achieve meaningful levels of cash flow and profitability.  The capacity of the vessels operating in our Rail-Ferry Service defines the maximum revenues and, in turn, the cash flow and gross profits that can be generated by the service.  Accordingly we have made investments that essentially double the capacity of the service including the construction of second decks on each of the ships as well as construction of new terminals in Mobile, AL and Coatzacoalcos, Mexico.  We expect this expansion to significantly reduce our cost per unit of cargo carried and significantly increase our cash flow if we are able to book substantially all of the additional capacity.  While we can give no assurance at this time that we will be successful in doing so, we believe that the market will sustain these vessels for the foreseeable future.  We believe that the Rail-Ferry Service’s strong trade support warranted the program expansion.  However, in the event that market conditions change, the vessels could be reassigned to other business subject to retrofitting.
The total cost of the second decks is approximately $24 million, which the company has paid in full through September 30, 2007.  The installation of the second deck on the first vessel was completed at the end of May 2007, while installation of the second deck on the second vessel was completed at the end of July 2007.  The utilization of the second deck capacity is directly related to the terminal upgrades in Mobile, AL and Coatzacoalcos, Mexico.  Both terminal upgrades were substantially completed in July 2007 and became operational at that time.  As reported, volume capacity utilized during the third quarter was approximately 80%.  The estimated cost of the Mobile terminal is approximately $27 million, of which $10 million will be funded by a grant from the State of Alabama.  The remaining $17 million will be financed by the Alabama State Port Authority and repaid over the ten-year terminal lease.  We estimate that our share of the cost of the improvements to the terminal in Mexico will be approximately $5.8 million.  We have a 49% interest in the company that owns the terminal in Mexico, and 30% of the advances to that company for our share of the cost of the terminal are accounted for as capital contributions with the remaining 70% accounted for as a loan to that company.

As of September 30, 2007, the cost of our total investment in the trans-loading and storage facility (RTI), which was used to support the Rail-Ferry service in New Orleans included an equity investment in unconsolidated entities of $1.9 million and an outstanding loan of approximately $2.1 million due from our 50% partner in RTI.  As a result of our terminal operations moving from New Orleans to Mobile, an impairment test to determine our loss exposure on this facility was required.  As of September 30 2007, no impairment was recorded as we expect to recover our total investment.

Our terminal lease with the Port of New Orleans was terminated during the second quarter of 2007, when we transitioned to the Mobile terminal.  As of June 30, 2007, we wrote off both the cost of the New Orleans terminal of $17.0 million, funded by the State and City, which was recorded as a leasehold improvement and the reimbursements to us from the State and the City of $17.0 million that were recorded as deferred credits, resulting in no effect on net income.

Our investment in the New Orleans terminal was funded with the proceeds from a New Market Tax Credit (NMTC) financing agreement.  Under the NMTC financing, the lender has the ability to utilize certain tax credits associated with profitable operations at that location.  With the relocation of the operations to Mobile, Alabama, the company was at risk to the lender for the value of the tax credits, which was estimated to be $5.4 million.  The lender has now amended the original application to the Federal agency that oversees the NMTC issuance to include the Mobile terminal as eligible property for the usage of the tax credits.  As a result, the company is no longer at risk for the value of the tax credits.

Relocation of Corporate Headquarters – In addition to the incentives for relocating our Rail-Ferry Service’s terminal, the State of Alabama and the City and County of Mobile have provided incentives totaling $6.7 million to the company to relocate the corporate headquarters from New Orleans to Mobile.  As of September 2007, we have received $5.6 million in incentive payments from the Alabama agencies.
In May of 2007, we reached an agreement to terminate the lease of our former corporate headquarters in New Orleans.  The cost of this termination was approximately $700,000, which was reported in administrative and general expenses in the second quarter of 2007.

Bulk Carriers - We have a 50% interest in Dry Bulk, which owns two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  Dry Bulk has entered into a ship purchase agreement for two newbuilding Handymax Bulk Carriers, to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, Dry Bulk expects to finance these costs with equity contributions of up to 15% with the 85% balance of the cost being financed.  Upon completion and delivery, Dry Bulk will establish permanent long-term financing.

Dividend Payments – Our preferred stock accrues cash dividends from the date of issuance at a rate of 6.0% per annum, which are payable quarterly.  The payment of preferred stock dividends is at the discretion of our Board of Directors.  We paid dividends of $1.8 million on our preferred stock in the first nine months of 2007.  As a result of issuing our preferred stock, we are restricted from paying common stock dividends and acquiring any of our common stock prior to December 31, 2007.

 Environmental Issues– We have not been notified that we are a potentially responsible party in connection with any environmental matters, and we have determined that we have no known risks for which assertion of a claim is probable that are not covered by third party insurance, third party indemnification or our self-retention insurance reserves.  Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with a deductible amount of $25,000 for each incident.

New Accounting Pronouncements– On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN 48 on January 1, 2007 and the adoption had no material effect on our consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial position and results of operation.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 155 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not yet determined the impact, if any, the adoption of SFAS No. 159 will have on our consolidated financial position or results of operations.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at September 30, 2007, approximated carrying value due to the short-term maturities of these investments.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.
The fair value of long-term debt at September 30, 2007, including current maturities, was estimated to be $184.2 million compared to a carrying value of $184.0 million.  The potential increase in fair value resulting from a hypothetical 10% decrease in the average interest rates applicable to our long-term debt at September 30, 2007, would be approximately $276,000 or .15% of the carrying value.
The fair value of the interest rate swap agreements discussed in our 2006 Form 10-K was an asset of $816,000 at September 30, 2007, which is included in accumulated other comprehensive income net of taxes, estimated based on the amount that the banks would receive or pay to terminate the swap agreement at the reporting date taking into account current market conditions and interest rates.  A hypothetical 10% decrease in interest rates as of September 30, 2007, would have resulted in a $1.5 million decrease in the fair value of this asset, or a liability of $688,000.

Commodity Price Risk.  As of September 30, 2007, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2007 fuel requirements for our Liner Services or Rail-Ferry Service segments.  We have fuel surcharges in place for our foreign flag LASH Liner Service and our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2007.  If we had commodity swap agreements, they could be structured to reduce our exposure to increases in fuel prices.  However, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period January 1, 2007 through September 30, 2007 would have resulted in an increase of approximately $2.5 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.40 in our basic earnings per share based on the shares of our common stock outstanding as of September 30, 2007.  However, we believe that some or all of the price increase could have been passed on to our customers through the aforementioned fuel surcharges during the same period but might have been limited by our need to maintain competitive rates.  Our charterers in the Time Charter segment are responsible for purchasing vessel fuel requirements; thus, we have no fuel price risk in this segment.

Foreign Exchange Rate Risk.  There have been no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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
During the third quarter of 2007, we did not make any changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION

/s/ Manuel G. Estrada
_____________________________________________
Manuel G. Estrada
Vice President and Chief Financial Officer

Date:   November 13, 2007