Form 10-K/A
INTERNATIONAL SHIPHOLDING CORP
filed 2007-12-11
CIK 278041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)
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

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value,	Outstanding at September 30, 2007 6,519,187 shares

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A amends only Item 15 of the Annual Report on Form 10-K of International Shipholding Corporation (“the Company”) for the fiscal year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on March 9, 2007, and presents only the item of the report that is being amended.  This Form 10-K/A does not reflect events occurring after the filing of the original report or modify or update disclosures affected by subsequent events.  All disclosures in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 continues to speak only as of March 9, 2007.

In November of 2006, the Company sold its entire 26.1% equity interest in Belden Shipholding PTE LTD (“BSH”), an investment holding company, which through its subsidiaries managed a fleet of cement carriers.  BSH was a newly-formed company, which acquired our previous interest in Belden Cement Holding, Inc. (“BCH”) in January of 2006.  The sale generated a gain of $22.1 million from the Company’s investment in BSH.  Following the sale, the Company concluded that Regulation S-X promulgated under the Securities Exchange Act of 1934 did not require the Company to file BSH’s audited financial statements, which were unavailable to the Company after the sale.

Following discussions with SEC Staff, the Company is filing this amendment to report the unaudited financial statements of BSH for the nine months ended September 30, 2006.  The unaudited financial statements were previously provided to us by the management of BSH and are prepared in accordance with Singapore Financial Reporting Standards, except that they do not include any footnote disclosures.  They are not prepared in accordance with U.S. generally accepted accounting principles and as such should not be relied upon.

In addition, in accordance with Rule 3-09 of Regulation S-X of the Securities Exchange Act of 1934, the Company is providing audited financial statements for Belden BCH for 2005 (which were previously included in our 2005 Form 10-K/A filed on June 30, 2006), and unaudited financial statements of BCH for the year ended December 31, 2004.  The unaudited financial statements were previously provided to us by the management of BCH and are prepared in accordance with Singapore Financial Reporting Standards, except that they do not include any footnote disclosures.  They are not prepared in accordance with U.S. generally accepted accounting principles and as such should not be relied upon.

This Amendment No. 3 does not change any other information set forth in the original filing of the Company’s Form 10-K, including Amendments No. 1 and No. 2, for the year ended December 31, 2006.  However, in accordance with Rule 12b-15, Amendment No. 1, filed on May 15, 2007, Amendment No. 2, filed on June 22, 2007, and Amendment No. 3, filed on December 11, 2007, includes new certifications filed under Rules 13a-14(a) and 13a-14(b), respectively, as Exhibits 31.1 and 31.2 and as Exhibits 32.1 and 32.2.

2

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.                      Financial Statements
The following financial statements and related notes of the Company were filed as a part of Amendment No. 1 to the Company’s Annual Report filed on Form 10-K/A on May 15, 2007:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Investment for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

  2.         Financial Statement Schedules
(i)	The following financial statements of the Company were filed as a part of the Company’s Annual Report on Form 10-K filed on March 9, 2007:

Report of Independent Registered Public Accounting Firm
Schedule II -- Valuation and Qualifying Accounts and Reserves

(ii)	The following financial statements of Dry Bulk Cape Holding were filed as a part of the Company’s Form 10-K/A No. 2 filed on June 27, 2007 pursuant to Rule 3-09 of Regulation S-X:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Notes to the Consolidated Financial Statements

(iii)	The following financial statements of BCH are included on pages A-1 through A-7 of this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2005
Consolidated Statement of Income for the year ended December 31, 2005
Consolidated Statement of Changes in Stockholders’ Investment for the year ended December 31, 2005
Consolidated Statement of Cash Flows for the year ended December 31, 2005
Notes to the Financial Statements

(iv)
The following financial statements of BCH are included on pages B-1 through B-2 of this Form 10-  K/A pursuant to Rule 3-09 of Regulation S-X:  These statements are unaudited and do not comply with U.S. generally accepted accounting principles.

Consolidated Balance Sheets at December 31, 2004
Consolidated Profit and Loss Account Statement for the year ended December 31, 2004

(v)
The following financial statements of BSH are included on pages C-1 through C-2 of this Form 10-K/A based on discussions with the SEC Staff.  These statements are unaudited and do not comply with U.S. generally accepted accounting principles.

Consolidated Balance Sheets at September 30, 2006
Consolidated Profit and Loss Account Statement for the nine months ended September 30, 2006

3

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

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

December 11, 2007	By	/s/ Manuel G. Estrada
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

        /s/   Ernst & Young LLP

New Orleans, Louisiana
June 2, 2006

BELDEN CEMENT HOLDING INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2005

ASSETS

Current Assets:
Cash and Cash Equivalents	$610,517
Due from Related Parties	37,325
Prepaid Expenses	103,712
Total Current Assets	751,554

Investment in Unconsolidated Entity	45,124

Property and Equipment, at Cost:
Machinery Equipment	305,287
Furniture and Equipment	57,723
363,010
Less - Accumulated Depreciation	(169,431)
193,579

Due from Related Parties	22,946,954

$23,937,211

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Accrued Liabilities	$134,789
Due to Related Parties	496,737
Total Current Liabilities	631,526

Stockholders' Investment:
Common Stock, $50.00 Par Value, 230 Shares
Authorized at December 31, 2005	11,500
Additional Paid-In Capital	9,980,348
Retained Earnings	13,350,221
Accumulated Other Comprehensive Loss	(36,384)
23,305,685

$23,937,211

The accompanying notes are an integral part of these statements.

BELDEN CEMENT HOLDING INC.
CONSOLIDATED STATEMENT OF INCOME
For the Year Ended December 31, 2005

Revenues	$13,252,759

Operating Expenses	(5,829,825)

Depreciation	(3,896,347)

Gross Profit	3,526,587

Administrative and General Expenses	(1,370,690)

Gain on Sale of Assets	6,186,552

Operating Income	8,342,449

Interest and Other:
Interest Expense	(1,899,389)
Investment Income	105,423
Other Income	80,528
(1,713,438)

Net Income	$6,629,011

The accompanying notes are an integral part of these statements.

BELDEN CEMENT HOLDING INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ INVESTMENT
For the Year Ended December 31, 2005

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance at December 31, 2004	$11,500	$9,980,348	$6,721,210	$(31,053)	$16,682,005

Comprehensive Income:

Net Income for Year Ended December 31, 2005	-	-	6,629,011	-	6,629,011

Other Comprehensive Loss:
Foreign Currency Translation Adjustments	-	-	-	(5,331)	(5,331)

Total Comprehensive Income					6,623,680

Balance at December 31, 2005	$11,500	$9,980,348	$13,350,221	$(36,384)	$23,305,685

The accompanying notes are an integral part of these statements.

BELDEN CEMENT HOLDING INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

Cash Flows from Operating Activities:
Net Income	$6,629,011
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	3,896,347
Amortization of Deferred Charges	725,609
Gain on Sale of Assets	(6,186,552)
Translation Gain	(5,331)
Changes in:
Accounts Receivable	227,590
Deferred Drydocking Charges	(962,180)
Due from Unconsolidated Entity	224,470
Due from Shareholders	2,010,000
Accrued Liabilities	(571,113)
Due to Related Parties	268,571
Net Cash Provided by Operating Activities	6,256,422

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(995,191)
Proceeds from Sale of Vessels	54,375,000
Cash Transfer on Disposal of Subsidiaries	(544,971)
Net Cash Provided by Investing Activities	52,834,838

Cash Flows from Financing Activities:
Due from Related Parties	(7,357,321)
Repayment of Long-term Debt	(44,948,585)
Proceeds from Long-term Debt	2,087,504
Repayment of Loan from Shareholders	(11,110,585)
Dividends Paid	(801,905)
Net Cash Used by Financing Activities	(62,130,892)

Net Change in Cash and Cash Equivalents	(3,039,632)
Cash and Cash Equivalents at Beginning of Year	3,650,149

Cash and Cash Equivalents at End of Year	$610,517

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

Belden Cement Holding Inc.
Balance Sheet at 31 December 2004
Unaudited

US$
Non-current assets
Property, plant and equipment	$67,204,876
Deferred expenses	1,326,243
Investment in an associate company	45,124
Loan to an affiliated company	7,032,800

Current assets
Trade receivables, less provision for doubtful debts of $Nil	208,189
Other receivables and prepayments	213,806
Loan to an employee	53,114
Amount due from shareholders (non-trade)	2,010,000
Amount due from an affiliated company (non-trade)	1,641
Amount due from an associated company (trade)	58,470
Cash and bank balances	3,650,149
6,195,369

Current liabilities
Other creditors and accruals	632,381
Charter hire income received in advance	408,275
Amount due to an affiliated company (trade)	169,779
Dividend payable	801,905
Bank loans (secured)	17,240,869
Loan from shareholders	9,200,000
Fair value of interest rate swap	592,828
29,046,037

Net current assets/(liabilities)	(22,850,668)

Non-current liabilities
Bank Loans (secured)	(34,758,613)
Loans from shareholders	(1,910,585)
Net assets	16,089,177
Capital and reserves
Share capital	11,500
Reserves	16,077,677
$16,089,177

B-1

Belden Cement Holding Inc.
Consolidated Profit and Loss Account
For the Year Ended December 31, 2004
Unaudited

US$

Revenue	$27,179,361
Other income	211,670
Gain on disposal of property,plant and equipment	821,012
Depreciation of property, plant and equipment	(7,266,257)
Amortization of deferred expenses	(1,052,004)
Management fees	(155,000)
Vessel operating costs	(8,917,897)
Legal fees and consultation fees	(364,768)
Commission expenses	(443,654)
Bad debts written off	(270,000)
Office rental	(68,010)
Staff costs	(449,406)
Communication expenses	(134,826)
Other operating expenses	(865,663)

Profit from operations	8,224,558

Finance costs	(3,131,421)
Share results of associated company	4,396

Profit before taxation	5,097,533

Taxation	(132,913)

Profit after taxation	$4,964,620

B-2

Belden Shipholding PTE LTD and its Subsidiaries
Balance Sheet at 30 September 2006
Unaudited

US$
Non-current assets
Property, plant and equipment	$91,764,168
Investment in an associate company	45,124
Loan to an affiliated company	12,366

Current assets
Other receivables and prepayments	3,250,484
Loan to an employee	16,828
Cash and bank balances	1,858,173
5,125,485

Current liabilities
Other creditors and accruals	277,081
Charter hire income received in advance	1,262,139
Bank loans (secured)	2,500,000
4,039,220

Net current assets/(liabilities)	1,086,265

Non-current liabilities
Bank Loans (secured)	(103,796,356)
Net assets	17,557,943

Capital and reserves
Share capital	230,000
Reserves	17,327,943
$17,557,943

C-1

Belden Shipholding PTE LTD and its Subsidiaries
Consolidated Profit and Loss Account
For the nine months ended September 30th, 2006
Unaudited

US$

Revenue	$24,498,804
Other income	1,442,886
Depreciation of property, plant and equipment	(4,940,637)
Amortization of deferred expenses	(775,480)
Vessel operating costs	(10,359,676)
Legal fees and consultation fees	(80,521)
Commision expenses	(299,357)
Office rental	(39,756)
Staff costs	(687,628)
Communication expenses	(185,386)
Other operating expenses	(873,039)

Profit from operations	7,700,210

Finance costs	(4,422,951)

Profit before taxation	3,277,259

Taxation	-
Profit after taxation	$3,277,259

C-2