Form 10-K
INTERNATIONAL SHIPHOLDING CORP
filed 2008-03-13
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from . . . . . . . . . . . . to . . . . . . . . . . . . . .

Commission File No. 2-63322

International Shipholding Corporation
(Exact name of registrant as specified in its charter)
Delaware	36-2989662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 North Water St. Suite 18290 Mobile, AL	36602
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (251) 243-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $1 Par Value	Name of each exchange on which registered New York Stock Exchange

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
                                Large accelerated filer   ☐                                                    Accelerated filer ☑                                              Non-accelerated filer   ☐    Small reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
                                                                                                                                                          Date                                                                                                           Amount
       June 30, 2007                                                                                                $96,267,951

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common stock, $1 par value. . . . . . . . 7,675,142 shares outstanding as of March 5, 2008

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement have been incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL SHIPHOLDING CORPORATION

PART I                                                                                                                          2
ITEM 1. Business 2
ITEM 1a. Risk Factors 7
ITEM 1b. Unresolved Staff Comments 8
ITEM 2. Properties 8
ITEM 3. Legal Proceedings 9
ITEM 4. Submission of Matters to a Vote of Security Holders 9
ITEM 4a. Executive Officers and Directors of the Registrant 9

PART II                                                                                                                       10

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities 10
              ITEM 6.      Selected Financial Data                                                                                                  11
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations 12
ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk 19
ITEM 8. Financial Statements and Supplementary Data 19
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 19
ITEM 9a. Controls and Procedures 19
ITEM 9b. Other Information 20

PART III                                                                                                                        21

ITEM 10. Directors, Executive Officers and Corporate Governance 21
ITEM 11. Executive Compensation 21
ITEM 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder
Matters 21
ITEM 13. Certain Relationships and Related Transactions, and Director Independence 21
ITEM 14. Principal Accounting Fees and Services 21

PART IV                                                                                                                        22

ITEM 15. Exhibits, Financial Statement Schedules 22
SIGNATURES

PART I

ITEM 1.  BUSINESS

General
In this report, the terms “we,” “us,” “our,” and “the Company” refer to International Shipholding Corporation and its subsidiaries.  Through our subsidiaries, we operate a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term charters or contracts.  At February 29, 2008, we owned or operated 27 ocean-going vessels and related shoreside handling facilities.
Our current operating fleet includes (i) six U.S. flag Pure Car/Truck Carriers (“PCTCs”) specifically designed to transport fully assembled automobiles, trucks and larger vehicles; (ii) four foreign flag PCTCs with the capability of transporting heavy weight and large dimension trucks and buses, as well as automobiles; (iii) two Breakbulk/Multi-Purpose vessels, three Container vessels and one Tanker vessel, which are used to transport supplies for the Indonesian operations of a mining company; (iv) one U.S. flag Molten Sulphur vessel, which is used to carry molten sulphur from Louisiana and Texas to a processing plant on the Florida Gulf Coast; (v) two Special Purpose vessels modified as Roll-On/Roll-Off vessels (“RO/ROs”) to transport loaded rail cars between the U.S. Gulf and Mexico; (vi) one U.S. flag conveyor-equipped self-unloading Coal Carrier, which carries coal in the coastwise and near-sea trade; (vii) three RO/RO vessels that permit rapid deployment of rolling stock, munitions, and other military cargoes requiring special handling; and (viii) two Capesize Bulk Carriers and two Panamax Bulk Carriers in which we own a 50% interest.
Our fleet is deployed by our principal operating subsidiaries, Central Gulf Lines, Inc. (“Central Gulf”), LCI Shipholdings, Inc. (“LCI”), Waterman Steamship Corporation (“Waterman”), CG Railway, Inc. (“CG Railway”), and Enterprise Ship Company, Inc. (“ESC”).  Other of our subsidiaries provide ship charter brokerage, agency and other specialized services.
We have four operating segments, Time Charter Contracts, Contracts of Affreightment (“COA”), Rail-Ferry Service, and Other, as described below.  Most of our revenues and gross voyage profits are contributed by our time charter contracts segment.
For additional information about our operating segments see Note L - Significant Operations of the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-16.  In addition to our four operating segments, we have investments in several unconsolidated entities of which we own 50% or less and have the ability to exercise significant influence over operating and financial activities.  A fifth operating segment, Liner Services, was discontinued in 2007.  As of December 31, 2007, one LASH vessel and 235 barges remained for this segment, with the assets classified as held for disposal.  During the first two months of 2008, we sold the one remaining LASH vessel and the majority of LASH barges with the remaining LASH barges under contract to be sold by the end of the first quarter of 2008. (See Note Q – Discontinued Operations on page F-19).
Time Charter Contracts.   Time Charters are contracts by which the charterer obtains the right for a specified time period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel.  Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port, and stevedoring expenses.  Our Time Charter Contracts include charters of three RO/RO vessels to the United States Navy’s Military Sealift Command (“MSC”) for varying terms.  Other vessels operating in this segment are our ten PCTCs; a conveyor-equipped, self-unloading Coal Carrier under contract with an electric utility; two Multi-Purpose vessels, one Tanker, and three Container vessels providing transportation services to a mining company at its mine in Papua, Indonesia..
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
Rail-Ferry Service.  This service uses our two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  We began operations out of our new terminal in Mobile, Alabama and the upgraded terminal in Mexico during the third quarter of 2007.  The upgrades to the Mexican terminal were made to accommodate the second decks, which were added to our vessels in the second and third quarters of 2007 to double the capacity of the vessels.  (See Item 1a. Risk Factors for a description of material risks relating to this service on page 7).
Other.  This segment consists of operations that include more specialized services than the above mentioned three segments, and ship charter brokerage and agency services.
Unconsolidated Entities.  We have a 50% interest in a company owning two Capesize Bulk Carriers and two Panamax Bulk Carriers.  We also have a 49% interest in a company that operates the rail terminal in Coatzacoalcos, Mexico that is used by our Rail-Ferry Service, and a 50% interest in a company that owns and operates a transloading and rail and truck service warehouse storage facility in New Orleans, Louisiana.

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
Because our strategy is to seek medium- to long-term contracts and because we have diversified customer and cargo bases, we are generally insulated from the cyclical nature of the shipping industry.  However, of our four operating segments, our Rail-Ferry Service segment is impacted by, among other things, fuel oil cost and the seasonal demands for certain cargoes.

History
The Company was originally founded as Central Gulf Steamship Corporation in 1947 by the late Niels F.  Johnsen and his sons, Niels W. Johnsen and Erik F. Johnsen, both directors of the Company.  Central Gulf was privately held until 1971 when it merged with Trans Union Corporation (“Trans Union”).  In 1978, International Shipholding Corporation was formed to act as a holding company for Central Gulf, LCI, and certain other affiliated companies in connection with the 1979 spin-off by Trans Union of our common stock to Trans Union’s stockholders.  In 1986, we acquired the assets of Forest Lines, and in 1989, we acquired Waterman.  Since our spin-off from Trans Union, we have continued to act solely as a holding company, and our only significant assets are the capital stock of our subsidiaries.

Competitive Strengths
Diversification. Our strategy for many years has been to seek and obtain contracts that contribute to a diversification of operations.  These diverse operations vary from chartering vessels to the United States government, to chartering vessels for the transportation of automobiles and military vehicles, transportation of paper, steel, wood and wood pulp products, carriage of supplies for a mining company, transporting molten sulphur, transporting coal for use in generating electricity, and transporting standard size railroad cars.  As a result, our management believes our outlook is favorable for fulfilling current contracts, obtaining extensions through the exercise of options by current customers, and obtaining new contracts.
Consistent Operating Cash Flows. We believe that our operations have consistently generated cash flows sufficient to cover operating expenses, including the recurring drydocking requirements of our fleet, and our debt service requirements.  The length and structure of our contracts, the creditworthiness of our customers, and our diversified customer and cargo bases all contribute to our ability to consistently meet such requirements in an industry that tends to be cyclical in nature.  Our medium- to long-term charters provide for a daily charter rate that is payable whether or not the charterer utilizes the vessel.  These charters generally require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and often include cost escalation features covering certain of our expenses.  In addition, our COA operations guarantee a minimum amount of cargo for transportation.  Our cash flow from operations was approximately $20.2 million, $23.0 million and $23.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, after deducting cash used for drydocking payments of $9.8 million, $8.4 million, and $5 million for each of those years, respectively.  Scheduled repayment of debt was $10.3 million, $10.3 million, and $9.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.  In the fourth quarter of 2007, we retired all of the remaining 7 3/4% Senior Unsecured Notes, resulting in a payment of $43.5 million.
Longstanding Customer Relationships.  We currently have medium- to long-term charters with, or contracts to carry cargo for, the MSC (15.7% of our fiscal year 2007 revenues) and a variety of high credit quality commercial customers.  Most of these companies have been customers of ours for over ten years.  Substantially all of our current cargo contracts and charter agreements are renewals or extensions of previous agreements.  In recent years, we have been successful in winning extensions or renewals of substantially all of the contracts rebid by our commercial customers, and we have been operating vessels for the MSC for more than 30 years.  We believe that our longstanding customer relationships are in part due to our excellent reputation for providing quality specialized maritime service in terms of on-time performance, minimal cargo damage claims and reasonable rates.
Experienced Management Team.   Our management team has substantial experience in the shipping industry.  Our Chairman, President, and Chief Financial Officer have over 97 years of collective experience with the Company.  We believe that the experience of our management team is important to maintaining long-term relationships with our customers.

Types of Service
Through our principal operating subsidiaries, we provide specialized maritime transportation services to our customers primarily under medium- to long-term contracts.  Our four operating segments, Time Charter Contracts, Contract of Affreightment, Rail-Ferry Service, and Other are described below.  For further information on the amount of revenues and gross voyage profits contributed by each segment, please see Item 7 of this report.

We elected during 2007 to discontinue both the International flag LASH Liner service and the U.S. flag LASH Liner service, which comprised the company’s Liner segment.   In our accompanying financial statements, we have reflected our LASH operations as discontinued operations and all assets associated with this segment have been sold.  (See Note Q – Discontinued Operations on page F-19)

      I.  Time Charter Contracts
        Military Sealift Command Charters
We have had contracts with the MSC (or its predecessor) almost continuously for over 30 years.  In 1983, Waterman was awarded a contract to operate three U.S. flag RO/RO vessels under time charters to the MSC for use by the United States Navy in its maritime prepositioning ship (“MPS”) program.  These vessels currently represent three of the sixteen MPS vessels in the MSC’s worldwide fleet and provide support to the U.S. Marine Corps.  These ships are designed primarily to carry rolling stock and containers, and each can carry support equipment for 17,000 military personnel.  Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract but retained the right to operate the vessels under operating agreements.  The MSC time charters commenced in late 1984 and early 1985 for initial five-year periods and were renewable at the MSC’s option for additional five-year periods up to a maximum of twenty-five years.  In 1993, the Company reached an agreement with the MSC to make certain reductions in future charter hire payments in consideration of fixing the period of these charters for the full 25 years.  The charters and related operating agreements will expire in the fourth quarter of 2009 and the first four months of 2010.

       Pure Car/Truck Carriers
U.S. Flag.  Our fleet includes six U.S. flag PCTCs, of which five are owned by us and one is leased.  In 1986, we entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States.  To service these charters, we had constructed two car carriers that were specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively.  Both vessels were built in Japan and were registered under the U.S. flag.  In 2000 and 2001, we replaced these two vessels with larger PCTCs, which are operating under the initial term of their contracts through 2010 and 2011 with a Japanese shipping company, which had been designated by Toyota Motor Corporation as our vessels’ time charterer.  Both of these contracts may be extended beyond the initial term at the option of the shipping company.
In 1998, we acquired a 1994-built U.S. flag PCTC.  After being delivered to us in April of 1998, this vessel entered a long-term charter through 2008, with options extending through 2014, with the aforementioned Japanese shipping company.  In 1999, we acquired a newly built U.S. flag PCTC, which immediately after being delivered to us in September of 1999 entered a long-term charter through 2011 also with the same Japanese shipping company.  Both of these contracts may be extended beyond the initial term at the option of the shipping company.  We have sold one of these PCTCs to an unaffiliated party and leased it back under an operating lease expiring in 2009.
In 2005, we acquired a 1998-built U.S. flag PCTC.  Immediately after being delivered to us in September of 2005, this vessel entered a charter through 2015 with the same Japanese shipping company.
In 2007, we acquired a 2007-built U.S. flag PCTC.  Immediately after being delivered to us in September of 2007, this vessel entered a charter through 2010 with a Hong Kong based shipping company, which holds an option to purchase the vessel at the end of the contract.  We have entered into a ship sales contract for the construction of one new PCTC, to be delivered in early 2010.

Foreign Flag.  Our fleet includes four foreign flag PCTCs, of which one is owned by us, one is leased, and two are time chartered.  In 1988, we had two new car carriers constructed by a shipyard affiliated with Hyundai Motor Company, each with a carrying capacity of 4,800 fully assembled automobiles, to transport Hyundai automobiles from South Korea primarily to the United States and Europe under two long-term charters.  In 1998 and 1999, we sold these car carriers and replaced them with two newly built PCTCs, each with the capacity to carry heavy and large size rolling stock in addition to automobiles and trucks.  We immediately entered into long-term charters of these vessels through 2018 and 2019 to a Korean shipping company.  One of these PCTCs was subsequently sold to an unaffiliated party and leased back under an operating lease through 2016, and we have an option to purchase the vessel thereafter.
During 2006, we chartered two foreign flag car carriers and subsequently chartered-out the vessels.  The terms of these lease agreements are through February 2010 with an option to extend for one additional year.
Under each of our PCTC contracts, the charterers are responsible for voyage operating costs such as fuel, port, and stevedoring expenses, while we are responsible for other operating expenses including crew wages, repairs, and insurance.  During the terms of these charters, we are entitled to our full fee irrespective of the number of voyages completed or the number of cars carried per voyage.

       Coal Carrier
In 1995, we purchased an existing U.S. flag conveyor-equipped, self-unloading Coal Carrier that was chartered to a New England electric utility under a 15-year time charter expiring in 2010 to carry coal in the coastwise and near-sea trade. The charter has subsequently been assumed by a third party.  Since the base charter provides approximately 60% utilization, the ship can also be used, from time to time during this charter period, to carry coal and other bulk commodities in the spot market for the account of other charterers.

       Southeast Asia Transportation Contract
The contract to transport supplies for a mining company in Indonesia is serviced by two Breakbulk/Multi-Purpose vessels, a small Tanker, and three Container vessels.  The contract was renewed through 2010 and has options to extend thereafter on a year-to-year basis.

Container Vessels
In 2004, we purchased two Container vessels that have been chartered to a third party since that time.  In our charter agreement there is a replacement vessel provision effective by the end of the first quarter of 2008 to replace the two Container vessels with two other Container vessels and extend the Time Charter contract to 2015.  By the end of the first quarter of 2008 these vessels will be reflagged under a foreign flag and chartered out and operated under a new three year time charter agreement.

II.  Contract of Affreightment
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

III.  Rail-Ferry Service
This service uses our two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  The service provides departures every four days from Mexico and the U.S. Gulf Coast, respectively, for a three-day transit between ports.  We began operations out of our new terminal in Mobile, Alabama and the upgraded terminal in Mexico during the third quarter of 2007.  The upgrades to the Mexican terminal were made to accommodate the second decks, which were added to our vessels in the second and third quarters of 2007 to double the capacity of the vessels.  (See Item 1a. Risk Factors for a description of material risks relating to this service on page 7).

IV.  Other
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

Marketing
We maintain marketing staffs in New York, Mobile, and Shanghai and a network of marketing agents in major cities around the world who market our charter and contract services.  We market our Rail-Ferry Service under the name “CG Railway.”  We advertise our services in trade publications in the United States and abroad.

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
We maintain hull and machinery insurance policies on each of our vessels in amounts related to the value of each vessel.  This insurance coverage, which includes increased value and time charter hire, is maintained with a syndicate of hull underwriters from the U.S., British, Norwegian, Japanese and French insurance markets.  We maintain war risk insurance on each of our vessels in an amount equal to each vessel’s total insured hull value.  War risk insurance is placed through U.S., British, Norwegian and French insurance markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the P&I club.  Our war risk insurance also covers liability to third parties caused by war or terrorism, but does not cover damages to our land-based assets caused by war or terrorism.
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
Insurance premiums for the coverage described above vary from year to year depending upon our loss record and market conditions.  In order to reduce premiums, we maintain certain deductible and co-insurance provisions that we believe are prudent and generally consistent with those maintained by other shipping companies.  Certain exclusions under our insurance policies could limit our ability to receive payment for our losses. (See Note E– Self-Retention Insurance on page F-11).

Tax Matters
Under United States tax laws in effect prior to 2005, U.S. companies such as ours and their domestic subsidiaries generally were taxed on all income, which in our case includes income from shipping operations, whether derived in the United States or abroad.  With respect to any foreign subsidiary in which we hold more than a 50 percent interest (referred to in the tax laws as a controlled foreign corporation, or “CFC”), we were treated as having received a current taxable distribution of our pro rata share of income derived from foreign shipping operations when earned.
The American Jobs Creation Act of 2004  (“Jobs Creation Act”), which became effective for us on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and the operations of our foreign flag vessels.  As permitted under the Jobs Creation Act we have elected to have our U.S. flag operations (other than those of two ineligible vessels used exclusively in United States coastwise commerce) taxed under a new “tonnage tax” regime rather than under the usual U.S. corporate income tax regime.
Because we made the tonnage tax election referred to above, our gross income for United States income tax purposes with respect to our eligible U.S. flag vessels for 2005 and subsequent years does not include (1) income from qualifying shipping activities in U.S. foreign trade (such as transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of our qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.  Our taxable income with respect to the operations of our eligible U.S. flag vessels is based on a “daily notional taxable income,” which is taxed at the highest corporate income tax rate.  The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons.  The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in United States foreign trade.  Also as a result of the Jobs Creation Act, the taxable income from the shipping operations of CFCs will generally no longer be subject to United States income tax until that income is repatriated.  We have a plan to re-invest indefinitely some of our foreign earnings, and accordingly have not provided deferred taxes against those earnings.
           On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Tax—an Interpretation of FASB Statement No. 109.  FIN 48 addresses how companies must treat (i.e., recognize, measure, and disclose) uncertain tax positions for financial reporting purposes.   We adopted FIN 48 as of January 1, 2007 and the adoption had no effect on our consolidated financial position or results of operations.

Regulation
Our operations between the United States and foreign countries are subject to the Shipping Act of 1984 (the “Shipping Act”), which is administered by the Federal Maritime Commission, and certain provisions of the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Act to Prevent Pollution from Ships, and the Comprehensive Environmental Response Compensation and Liability Act, all of which are administered by the U.S. Coast Guard and other federal agencies, and certain other international, federal, state, and local laws and regulations, including international conventions and laws and regulations of the flag nations of our vessels.  On October 16, 1998, the Ocean Shipping Reform Act of 1998 was enacted, which amended the Shipping Act to promote the growth and development of United States exports through certain reforms in the regulation of ocean transportation.  This legislation, in part, repealed the requirement that a common carrier or conference file tariffs with the Federal Maritime Commission, replacing it with a requirement that tariffs be open to public inspection in an electronically available, automated tariff system.  Furthermore, the legislation required that only the essential terms of service contracts be published and made available to the public.
           On October 8, 1996, Congress adopted the Maritime Security Act of 1996, which created the Maritime Security Program (MSP) and authorized the payment of $2.1 million per year per ship for 47 U.S. flag ships through the fiscal year ending September 30, 2005.  This program eliminated the trade route restrictions imposed by the previous federal program and provides flexibility to operate freely in the competitive market.  On December 20, 1996, Waterman entered into four MSP operating agreements with the United States Maritime Administration (“MarAd”), and Central Gulf entered into three MSP operating agreements with MarAd.  We also participate in the Voluntary Intermodal Sealift Agreement (“VISA”) program administered by MarAd.  Under this VISA program, and as a condition of participating in the MSP, we have committed to providing vessel and commercial intermodal capacity for the movement of military and other cargoes in times of war or national emergency.  By law, the MSP is subject to annual appropriations from Congress.  In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP participants, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously.  In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all made effective on October 1, 2005.  Authorized annual payments per fiscal year for each vessel for the current MSP program are $2.6 million for years 2007 and 2008, $2.9 million for years 2009 to 2011, and $3.1 million for years 2012 to 2015, subject to annual appropriation by the Congress, which is not assured.  On October 15, 2004, Waterman and Central Gulf each filed applications to extend their MSP operating agreements for another 10 years through September 30, 2015, all seven of which were effectively grandfathered in the MSP reauthorization.  Simultaneously, we offered additional ships for participation in the MSP.  On January 12, 2005, MarAd awarded Central Gulf four MSP operating agreements and Waterman four MSP operating agreements, effective October 1, 2005, for a net increase of one MSP operating agreement.
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
Certain laws governing our operations, as well as our molten sulphur transportation contract, require us to be as much as 75% owned by U.S. citizens.  We monitor our stock ownership to verify our continuing compliance with these requirements.  Our certificate of incorporation allows our board of directors to restrict the acquisition of our capital stock by non-U.S. citizens.  Under our certificate of incorporation, our board of directors may, in the event of a transfer of our capital stock that would result in non-U.S. citizens owning more than 23% (the “permitted amount”) of our total voting power, declare such transfer to be void and ineffective.  In addition, our board of directors may, in its sole discretion, deny voting rights and withhold dividends with respect to any shares of our capital stock owned by non-U.S. citizens in excess of the permitted amount.  Furthermore, our board of directors is entitled under our certificate of incorporation to redeem shares owned by non-U.S. citizens in excess of the permitted amount in order to reduce the ownership of our capital stock by non-U.S. citizens to the permitted amount.
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
The International Maritime Organization (“IMO”) amended the International Convention for the Safety of Life at Sea (“SOLAS”), to which the United States is a party, to require nations that are parties to SOLAS to implement the International Safety Management (“ISM”) Code.  The ISM Code requires that responsible companies, including owners or operators of vessels engaged on foreign voyages, develop and implement a safety management system to address safety and environmental protection in the management and operation of vessels.  Companies and vessels to which the ISM Code applies are required to receive certification and documentation of compliance.  Vessels operating without such certification and documentation in the U.S. and ports of other nations that are parties to SOLAS may be denied entry into ports, detained in ports or fined.  We implemented a comprehensive safety management system and obtained timely IMO certification and documentation for our companies and all of our vessels.  In addition, our ship management subsidiary, LMS Shipmanagement, Inc., is certified under the ISO 9002 Quality Standard.
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
The Coast Guard and Maritime Transportation Act of 2004, signed into law on August 9, 2004, amended the Oil Pollution Act of 1990 (“OPA”) to require owners or operators of all non-tank vessels of 400 gross tons or greater to develop and submit plans for responding, to the maximum extent practicable, to worst case discharges and substantial threats of discharges of oil from these vessels.  This statute extends to all types of vessels of 400 gross tons or greater the vessel response planning requirements of the OPA that had previously only applied to tank vessels.  We have submitted response plans timely for our vessels, and have received Coast Guard approval for all of our vessels.
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
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) also applies to owners and operators of vessels, and contains a similar liability regime for cleanup and removal of hazardous substances and natural resource damages.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million per vessel.
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
Our Rail-Ferry Service is affected more by competitive factors compared to our other segments.  Our Time Charter Contracts and Contract of Affreightment segments primarily include medium and long-term contracts with specific customers.  While our PCTCs in our Time Charter Contracts segment operate worldwide in markets where foreign flag vessels with foreign crews predominate, we believe that our U.S. flag PCTCs can compete effectively in obtaining renewals of existing contracts if we continue to participate in the MSP and receive cooperation from our seamen’s unions in controlling costs.
Our Rail-Ferry Service faces competition principally from companies who transport cargo over land rather than water, including railroads that cross land borders and trucking companies.

Employees
As of December 31, 2007, we employed approximately 384 shipboard personnel and 141 shoreside personnel.  We consider relations with our employees to be excellent.
With only minor exceptions, all of our shipboard personnel are covered by collective bargaining agreements.  Some of these agreements relate to particular vessels and have terms corresponding with the terms of their respective vessel’s charter.  In addition, Central Gulf, Waterman, and other U.S. shipping companies are subject to collective bargaining agreements for shipboard personnel.  We have experienced no strikes or other significant labor problems during the last ten years.

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
Unless otherwise indicated, information contained in this annual report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the marine transportation industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management’s knowledge and experience in the markets in which we operate and the marine transportation industry generally.  We believe these estimates and assumptions are accurate of the date made.  However, this information may prove to be inaccurate because it cannot always be verified with certainty.  You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.  Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed immediately below in Item 1A of this annual report.

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
If sufficient appropriations under the Maritime Security Act of 1996 are not made in any fiscal year, we may not continue to receive annual payments with respect to certain of our vessels.  Under the MSP program discussed earlier in the Regulation section, each participating vessel is eligible to receive an annual payment of $2.6 million in years 2007 and 2008, $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015.  As of December 31, 2007, eight of our vessels operated under MSP contracts.  Payments under this program are subject to annual appropriations by Congress and are not guaranteed.  Congress may not make sufficient appropriations under the program in one or more fiscal years and, as a result, we can provide no assurance as to our continued receipt, in full or in part, of the annual payments.  For the program’s fiscal year 2007, each participating vessel was eligible to receive annual payments of $2.6 million.
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
Our Rail-Ferry Service has been unprofitable, and we can give no assurance as to its future profitability.  Our Rail-Ferry Service began operating in February of 2001.  The introduction of this service in a competitive market contributed $7.5 million to our net loss in 2001, and the service had losses totaling $10.9 million for the years ended December 31, 2002, 2003 and 2004.  The service had losses of $6.7 million for the year ended December 31, 2005, although $2.5 million was directly related to losses from Hurricane Katrina.  In 2006, the service had losses of $5.1 million, net of a $8.9 million impairment loss related to the Service’s terminal.  Although, as discussed further in Item 7 below, our losses from this service have narrowed in recent periods as a result of capital improvements, we cannot give assurances that this service will become or remain profitable in the future.
We are subject to the risk of continuing high prices, and increasing prices, of the fuel we consume in our Rail-Ferry operations.  We are exposed to commodity price risks with respect to fuel consumption in our Rail-Ferry operations, and we can give no assurance that we will be able to offset higher fuel costs due to the competitive nature of these operations.  Although we currently have fuel surcharges in place, a material increase in current fuel prices that we cannot recover through these fuel cost surcharges could adversely affect our results of operations and financial condition.  For an analysis of the effect on our operating costs and earnings per share of an increase in fuel prices, see Item 7a. Quantitative and Qualitative Disclosures About Market Risk on page 19.
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
We are subject to the control of our principal stockholders.  Four of our directors, Niels W. Johnsen, Erik F. Johnsen, Niels M. Johnsen and Erik L. Johnsen, and their family members and affiliated entities, beneficially owned an aggregate of 25.2% of our common stock as of February 29, 2008.  Niels M. Johnsen and Erik L. Johnsen are also executive officers of the Company, and their respective fathers are former executive officers who continue to provide consulting services to us.  As a result, the Johnsen family may have significant influence over the election of directors and other corporate actions requiring shareholder approval.
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

    A substantial number of our employees are unionized; in the event of a strike or other work stoppage our business and operations may be adversely affected.  As of December 31, 2007, with only minor exceptions, all of our shipboard personnel were covered by collective bargaining agreements. While we have experienced no strikes, work stoppages or other significant labor problems during the last ten years, we cannot assure you that such events will not occur in the future.  In the event we experience one or more strikes, work stoppages or other labor problems, our business and operations and, in turn, our results of operations, may be materially and adversely affected.
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
Older vessels have higher operating costs and are less desirable to charterers.  The average age of the vessels in our fleet that we own or lease is approximately 16 years, including the average age of our owned and leased Pure Car/Truck Carrier Fleet, which is approximately 10 years and our International Flag Bulk Carrier Fleet, which is approximately 8 years.  In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases.  Accordingly, it is likely that the operating costs of our older vessels will increase.  In addition, changes in governmental regulations and compliance with classification society standards may require us to make expenditures for new equipment.  In order to add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues.  Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets.  There can be no assurance that market conditions will justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.
We face periodicdrydocking costs for our vessels, which can be substantial.  Vessels must be drydocked periodically.  The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial and our insurance does not cover these costs.
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
As a holding company, we rely on payments from our operating companies to meet our obligations.  As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to us.  As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt.  Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments.   Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors.  The footnotes to our consolidated financial statements included elsewhere herein describe these matters in additional detail.
The agreements governing certain of our debt instruments impose restrictions on our business.  The agreements governing certain of our debt instruments contain a number of covenants imposing restrictions on our business. The restrictions these covenants place on us include limitations on our ability to: (i) consolidate or merge; (ii) incur new debt; (iii) engage in transactions with affiliates; and (iv) create or permit to exist liens on our assets.  These agreements also require us to meet a number of financial ratios.  As a result of these covenants, our ability to respond to changes in business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that otherwise might be considered beneficial to the Company and our common stockholders.
In addition, the breach of any of these covenants could result in a default under several other of these agreements that could lead the lenders to declare all amounts outstanding to be immediately due and payable.  If we were unable to repay those amounts, such lenders could proceed against the collateral securing that indebtedness.  If amounts outstanding under such agreements were to be accelerated, there can be no assurance that our assets would be sufficient to generate sufficient cash flow to repay the accelerated indebtedness.

ITEM 1b. UNRESOLVED STAFF COMMENTS

We have one unresolved comment from the Staff of the SEC dated January 8, 2008, related to filing of an amended Form 10-K for 2006, to include financial statements for an entity in which we owned a minority interest.  We accounted for this as an unconsolidated equity interest which we sold in November of 2006. The staff’s position is that based on Rule 3-09 of Regulation SX, we should amend our 2006 Form 10-K to include audited financial statements for the period ended December 2005, and unaudited financial statements for the periods ended December 2004 and September 2006. On December 11, 2007, we filed an amended Form 10-K for 2006, which included audited financial statements for 2005 and unaudited Income Statements and Balance Sheets for periods ended December 2004 and September 2006. Our position is that we filed all of the information that was available at the time and that the new owners have refused to provide us with additional information.  We have requested a waiver from filing any additional information with the SEC’s Office of Chief Accountant and are waiting on a decision on this request.

ITEM 2.  PROPERTIES

Vessels and Barges
Of the 27 ocean-going vessels in our fleet at February 29, 2008, twelve were 100% owned by us, four were 50% owned by us, eight were leased or Time Chartered by us, and three were operated by us under operating contracts.  In 2007, we elected to discontinue our International LASH service.  During the first two months of 2008, we sold the one remaining LASH vessel and the majority of LASH barges, with the remaining LASH barges under contract to be sold by the end of the first quarter of 2008.
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
Certain of the vessels and barges owned by our subsidiaries are mortgaged to various lenders to secure such subsidiaries’ long-term debt (See Note D - Long-Term Debt on page F-11).

Other Properties
We lease our corporate headquarters in Mobile, AL, our administrative and sales office in New York, and office space in Shanghai.  In 2007, the aggregate annual rental payments under these operating leases totaled approximately $1.7 million.

ITEM 3.  LEGAL PROCEEDINGS

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure.
In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters.  While the outcome of such claims cannot be predicted with certainty, we believe that our insurance coverage and reserves with respect to such claims are adequate and that such claims should not have a material adverse effect on our business or financial condition  (See Note I – Commitments and Contingencies on page F-15).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4a.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Set forth below is information concerning the directors and executive officers of the Company as of February 29, 2008.  Directors are elected by the shareholders for one-year terms.  Executive officers serve at the pleasure of the Board of Directors (“the Board”).

Name                                                      Current Position
Niels M. Johnsen                                 Chairman and Chief Executive Officer
Erik L. Johnsen                                     President and Director
Manuel G. Estrada                               Vice President and Chief Financial Officer
Niels W. Johnsen                                 Director
Erik F. Johnsen                                     Director
Harold S. Grehan, Jr.                            Director
Raymond V. O'Brien, Jr.                      Director
Edwin A. Lupberger                            Director
Edward K. Trowbridge                        Director
H. Merritt Lane III                                Director

Niels M. Johnsen, 62, is the Chairman and Chief Executive Officer of the Company.  Niels M. Johnsen has served as a Director of the Company since April of 1988.  Niels M. Johnsen joined Central Gulf on a full time basis in 1970 and held various positions with the Company, including President between April of 2003 and April of 2007, when he assumed his current positions as Chairman and Chief Executive Officer.  He also serves as chairman of each of the Company’s principal subsidiaries, except N. W. Johnsen & Co., Inc., which he serves as President.  In 2002, he became a trustee and director of Atlantic Mutual Companies.  He is the son of Niels W. Johnsen.
Erik L. Johnsen, 50, is President of the Company.  Erik L. Johnsen has served as a Director of the Company since 1994.  He joined Central Gulf in 1979 and held various positions with the Company, including Executive Vice President between April of 1997 and April of 2007, when he assumed his current position as President.  He also serves as the President of each of the Company’s principal subsidiaries.  He is responsible for all operations of the Company’s vessel fleet and leads the Company’s Ship Management Group.  He is the son of Erik F. Johnsen.
Manuel G. Estrada, 53, is Vice President and Chief Financial Officer of the Company.  He joined Central Gulf in 1978 and held various positions with the Company prior to being named Vice President and Controller in 1996, and Vice President and Chief Financial Officer in 2005.
Niels W. Johnsen, 85, is a Director of the Company.  He served as the Chairman and Chief Executive Officer of the Company from its commencement of operations in 1979 until April of 2003 and served as Chairman and Chief Executive Officer of each of the Company's principal subsidiaries until April of 1997.  He previously served as Chairman of Trans Union’s ocean shipping group of companies from December of 1971 through May of 1979.  He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971.  He is the brother of Erik F. Johnsen.
Erik F. Johnsen, 82, is a Director of the Company.  He served as the President, Chief Operating Officer, and Director of the Company from its commencement of operations in 1979 until April of 2003, and Chairman and Chief Executive Officer of the Company between April of 2003 and April of 2007.  Until April of 1997, Mr. Johnsen also served as the President and Chief Operating Officer of each of the Company's principal subsidiaries, except Waterman, for which he served as Chairman of the Executive Committee.  Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and served as its President from 1966 until April of 1997.
Harold S. Grehan, Jr., 80, is a Director of the Company.  He joined Central Gulf in 1958 and became Vice President in 1959, Senior Vice President in 1973 and Executive Vice President and Director in 1979.  Mr. Grehan retired from the Company in 1997, and has continued to serve as a Director since that time.  In early 2008, Mr. Grehan announced his intention to retire effective April 30, 2008, the date of our Shareholders Meeting.  Upon approval of our shareholders, Mr. T. Lee Robinson, Jr. will replace Mr. Grehan.
Raymond V. O'Brien, Jr., 80, has served as a Director of the Company since 1979 and in 2003 was named Chairman of the Compensation Committee of the Board of Directors.  He served as Chairman of the Board and Chief Executive Officer of the Emigrant Savings Bank from January of 1978 through December of 1992.  Mr. O’Brien has notified the Board that he intends to retire as a director during the second half of 2008.
Edwin A Lupberger, 71, has served as a Director of the Company since 1988 and in 2003 was named Chairman of the Audit Committee of the Board of Directors.  He is the President of Nesher Investments, LLC.  Mr. Lupberger served as the Chairman of the Board and Chief Executive Officer of Entergy Corporation from 1985 to 1998.
Edward K. Trowbridge, 79, has served as a Director of the Company since 1994 and in 2003 was named Chairman of the Nominating and Governance Committee of the Board of Directors.  He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from July of 1988 through November of 1993.
H. Merritt Lane III, 46, has served as a Director of the Company since 2004.  He has served as President and Chief Executive Officer of Canal Barge Company, Inc. since 1994 and as director of that company since 1988.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

COMMON STOCK PRICES AND DIVIDENDS FOR EACH QUARTERLY PERIOD OF 2006 AND 2007

(Source: New York Stock Exchange)

			Dividends
2006	High	Low	Paid

1st Quarter	15.90	15.10	N/A
2nd Quarter	15.39	12.25	N/A
3rd Quarter	13.60	11.91	N/A
4th Quarter	13.80	12.01	N/A

			Dividends
2007	High	Low	Paid

1st Quarter	18.66	13.35	N/A
2nd Quarter	23.54	18.40	N/A
3rd Quarter	22.57	15.03	N/A
4th Quarter	26.67	20.60	N/A

Approximate Number of Common Stockholders of Record at March 3, 2008: 450

Performance Graph
The following graph compares the cumulative total shareholder return of our Common Stock to that of the S&P 500 Index and an Industry Peer Group (which consists of Overseas Shipholding Group, Stolt-Nielsen, Sea Containers Limited, and Alexander and Baldwin) for the Corporation's last five fiscal years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2007
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2002
2003
2004
2005
2006
2007
INTL SHIPHLDG
S&P 500 Index - Total Return
Peer Group

*Assumes $100 invested at the close of trading on the last trading day in 2002 in ISH common stock, the S&P 500, and the Industry Peer Group.  Also assumes reinvestment of dividends.

December 31,
	2002	2003	2004	2005	2006	2007

ISH --♦--	$100.00	$241.79	$244.22	$254.89	$221.14	$356.89
S&P --■--	$100.00	$128.68	$142.67	$149.65	$173.28	$182.81
Peer Group --▲--	$100.00	$161.37	$227.74	$238.85	$216.86	$274.96

In accordance with New York Stock Exchange rules, Niels M. Johnsen, our Chief Executive Officer, has certified to the NYSE that, as of May 11, 2007, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.   The certification is to be submitted to the NYSE each year no later than 30 days after our annual stockholders meeting.
The Chief Executive Officer and Chief Financial Officer certifications required for 2007 by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.  The certifications required for 2006 were included as exhibits to our 2006 Form 10-K.

Equity Compensation Plans
See Item 12 of this annual report for information on our equity compensation plan.

ITEM 6.  SELECTED FINANCIAL DATA

 SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
The following summary of selected consolidated financial data is not covered by the auditors' report appearing elsewhere herein. However, in the opinion of management, the summary of selected consolidated financial data includes all adjustments necessary for a fair representation of each of the years presented.
This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.

(All Amounts in Thousands Except Share and Per Share Data)	Year Ended December 31,
	2007	2006 (1)	2005	2004 (2)	2003
Income Statement Data (3):
Revenues	$197,110	$185,464	$168,791	$163,451	$179,666
Impairment Loss	-	8,866	-	-	-
Gross Voyage Profit	28,776	19,054	24,789	27,071	35,421
Operating Income	10,630	1,445	10,104	10,305	20,856
Income from Continuing Operations	11,792	18,194	6,393	10,996	6,639
Net Income Available to Common Stockholders	15,016	14,648	4,629	12,785	5,491
Basic and Diluted Earnings Per Common Share – Continuing Operations
Net Income Available to Common Stockholders - Basic	1.48	2.58	0.66	1.81	1.09
Net Income Available to Common Stockholders - Diluted	1.41	2.24	0.66	1.80	1.09

Balance Sheet Data:
Working Capital	23,189	3,024	16,120	17,650	10,248
Total Assets	440,655	428,042	449,507	385,048	382,451
Long-Term Debt, Less Current Maturities
(including Capital Lease Obligations)	130,523	98,984	161,720	168,622	164,144
Convertible Exchangeable Preferred Stock	37,554	37,554	37,554	-	-
Stockholders' Investment	172,141	153,736	140,714	135,454	121,367

Other Data:
Net Cash Provided by Operating Activities	20,231	22,981	23,778	28,989	38,616
Net Cash (Used) Provided by Investing Activities	(2,180)	27,532	(61,208)	(25,589)	1,772
Net Cash (Used) Provided by Financing Activities	(48,221)	(22,418)	43,095	(1,768)	(35,926)
Cash Dividends Per Share of Common Stock	-	-	-	-	-
Weighted Average Shares of Common Stock Outstanding:
Basic	6,360,208	6,116,036	6,083,005	6,082,887	6,082,887
Diluted	8,369,473	8,122,578	6,114,510	6,092,302	6,082,887
(1)
Results for 2006 reflect an Impairment Loss of approximately $8.9 million.  This non-cash charge was made to write down our investment in the terminal located in New Orleans, Louisiana utilized in our Rail-Ferry Service.  That service relocated its U.S. operations during 2007 to Mobile, Alabama, where a new terminal has been constructed.

(2)	Results for 2004 were significantly favorably impacted by certain income tax adjustment relating to the Jobs Creation Act of 2004.
(3)
During 2007, the decision was made to discontinue our LASH Liner service.  As a result, the LASH Liner service results were removed from continuing operations and reclassified into Discontinued Operations for all years presented above.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10K and other documents filed or furnished by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties, and other factors that may cause our actual results to be materially different from the anticipated future results expressed or implied by such forward-looking statements.

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets; (3) estimated proceeds from sales of assets and the anticipated cost of constructing or purchasing new or existing vessels ; (4) estimated fair values of financial instruments, such as interest rate, commodity and currency swap agreements; (5) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (6) estimated losses attributable to asbestos claims; (7) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (8) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (9) our ability to remain in compliance with our debt covenants; (10) anticipated trends in government sponsored cargoes; (11) our ability to effectively service our debt; (12) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), (13) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives, and (14) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

Our forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, our ability to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques; (ii) secure financing on satisfactory terms to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers;  (iii) obtain new contracts or renew existing contracts which would employ certain of our vessels or other assets upon the expiration of contracts currently in place, on favorable economic terms; (iv) manage the amount and rate of growth of our general and administrative expenses and costs associated with operating certain of our vessels; (v) and manage our growth in terms of implementing internal controls and information systems and hiring or retaining key personnel, among other things.

Other factors include (vi) changes in cargo, charterhire, fuel, and vessel utilization rates; (vii) the rate at which competitors add or scrap vessels in the markets as well as demolition scrap prices and the availability of scrap facilities in which we operate; (viii) changes in interest rates which could increase or decrease the amount of interest we incur on borrowings with variable rates of interest, and the availability and cost of capital to us; (ix) the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures; (x) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (xi) changes in laws and regulations such as those related to government assistance programs and tax rates; (xii) the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; (xiii) unplanned maintenance and out-of-service days on our vessels; (xiv) the ability of customers to fulfill obligations with us; (xv) the performance of unconsolidated subsidiaries; (xvi) our ability to effectively handle our substantial leverage by servicing and meeting the covenant requirements in each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others; and (xvii) other economic, competitive, governmental, and technological factors which may affect our operations.
For additional information, see the description of our business included above, as well as Item 7 of this report.  Due to these uncertainties, there can be no assurance that our anticipated results will occur, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements.  We undertake no obligation to update or revise for any reason any forward-looking statements made by us or on our behalf, whether as a result of new information, future events or developments, changed circumstances or otherwise.

CRITICAL ACCOUNTING POLICIES

Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgments or estimates and entail material uncertainties.  Information regarding our other accounting policies is included in the Notes to Consolidated Financial Statements.

Voyage Revenue and Expense Recognition
Revenues and expenses relating to our Rail-FerryService segments' voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period.  We believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other segments' voyages, which require no estimates or assumptions, are recorded when earned or incurred during the reporting period.

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

Drydocking Costs
We defer certain costs related to the drydocking of our vessels.  Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years).  Because drydocking charges can be material in any one period, we believe that the acceptable deferred method provides a better matching for the amortization of those costs over future revenue periods benefiting from the drydocking of our vessel.  We capitalize only those costs that are incurred to meet regulatory requirements or upgrades, or that add economic life to the vessel.  Normal repairs, whether incurred as part of the drydocking or not, are expensed as incurred.

Income Taxes
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial income in another.  Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation.  However, pursuant to existing U.S. Tax Laws, earnings from certain of our foreign operations are subject to U.S. income taxes when those earnings are repatriated to the U.S.  We have indefinitely re-invested earnings of $7,130,000 of 2007 foreign earnings, and accordingly, have not provided deferred taxes in the amount of $2,495,000 against those earnings.  The Jobs Creation Act, which first applied to us on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and our foreign flag shipping operations.  We made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under a new “tonnage tax” rather than under the usual U.S. corporate income tax regime.
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN 48 on January 1, 2007.

Self-Retention Insurance
As explained further in Note E to the Notes to our Consolidated Financial Statements contained elsewhere in this report, we maintain provisions for estimated losses under our self-retention insurance based on estimates of the eventual claims settlement costs.  Our policy is to establish self-insurance provisions for Hull and Machinery and Loss of Hire for each policy year based on estimates from independent actuaries and management, and to generally maintain the provisions at those levels for the estimated run-off period, approximately two years from the inception of that period.  We also establish provisions for P&I insurance deductibles based on internal estimates.  We believe most claims will be reported, or estimates for existing claims will be revised, within this two-year period. Subsequent to this two-year period, self-insurance provisions are adjusted to reflect our current estimate of loss exposure for the policy year.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  However, if during this two-year period our estimate of loss exposure exceeds the actuarial estimate, then additional loss provisions are recorded to increase the self-insurance provisions to our estimate of the eventual claims' settlement cost.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates.

Asbestos Claims
We maintain provisions for estimated losses for asbestos claims based on estimates of eventual claims settlement costs.  Our policy is to establish provisions based on a range of estimated exposure.  We estimate this potential range of exposure using input from legal counsel and internal estimates based on the individual deductible levels for each policy year. We are also indemnified for certain of these claims by the previous owner of one of our wholly-owned subsidiaries. The measurement of our exposure for asbestos liability requires management to make estimates and assumptions that affect the amount of the loss provisions recorded during the period.  Our estimates and assumptions are formed from variables such as the maximum deductible levels in a claim year, the amount of the indemnification recovery and the claimant's employment history with the company.  Actual results could differ materially from those estimates.

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
In September of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end.  SFAS No. 158 does not change the determination of net periodic benefit cost included in net income.  SFAS No. 158 was effective for fiscal years ending after December 15, 2006.

RESULTS OF OPERATIONS

Executive Summary
Our net income for the year ended December 31, 2007 was $17.4 million, which included net income of $5.6 million from our discontinued LASH Liner service. Net income for the full year 2006 was $17.0 million, which included a gain of $17.9 million, net of taxes, from the sale of our minority investment in another company, a pre-tax impairment loss of  $8.9 million or $5.8 million, net of taxes, on the write off of our former Rail-Ferry service terminal in New Orleans, and a loss of $1.1 million, net of taxes, on our discontinued LASH Liner service.
During 2007 our operating income was $10.6 million as compared to operating income of $1.4 million for the year ended December 31, 2006. During 2006, our operating income included the aforementioned impairment loss of $8.9 million.
Our operating results for 2007 were slightly improved over 2006 primarily due to our Rail-Ferry service, which increased its capacity with the installation of second decks on both vessels in the second quarter of 2007. This improvement was partially offset by our Time Charter segment, which reported lower results in 2007 as compared to 2006 mainly due to higher operating cost associated with our U.S. flag Pure Car Truck Carrier Fleet.
Depreciation expense increased in 2007 compared to 2006 as a result of the placement into service of the second decks on the Rail-Ferry service vessels.
 Our administrative and general expenses increased in 2007 as compared to 2006, reflecting a one-time charge in 2007 associated with the termination of our lease on our New Orleans office.
Interest expense for the twelve months ended December 31, 2007 was lower than the comparable period in 2006 resulting from the retirement of the Company’s 7 3/4% Senior Unsecured Notes in the fourth quarter of 2007.
Our income tax benefit for 2007 was $1.4 million as compared to a tax provision of $1.0 million in 2006. The 2006 tax provision reflects taxes on the gain on the sale of the minority investment in another company partially offset by the loss from the write down of our New Orleans Rail-Ferry terminal.
The results of the Company’s unconsolidated entities, specifically the investment in a company that owns and operates bulk carriers, showed improved results. The improved results in 2007 as compared to 2006 reflect higher charter rates.

YEAR ENDED DECEMBER 31, 2007
COMPARED TO YEAR ENDED DECEMBER 31, 2006

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2007
Revenues from External Customers	$157,333	$16,652	$21,235	$1,890	$197,110
Voyage Expenses	116,825	10,940	18,406	841	147,012
Gross Voyage Profit (Loss)	25,198	4,100	(1,566)	1,044	28,776
2006
Revenues from External Customers	$148,581	$16,081	$18,427	$2,375	$185,464
Voyage Expenses	106,255	9,522	19,734	1,967	137,478
Impairment Loss	-	-	(8,866)	-	(8,866)
Gross Voyage Profit (Loss)	28,517	4,142	(14,002)	397	19,054

Gross voyage profit increased from $19.1 million in 2006 to $28.8 million in 2007.  The gross profit in 2006 included a pre-tax impairment loss of $8.9 million on our investment in the Rail-Ferry Service’s terminal in New Orleans.  Excluding this loss, gross voyage profit increased from $27.9 million in 2006 to the above mentioned $28.8 million in 2007.  Revenues increased from $185.5 million in 2006 to $197.1 million in 2007.  Voyage expenses increased from $137.5 million in 2006 to $ 147.0 million in 2007.  The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.
Time Charter Contracts: The decrease in this segment’s gross voyage profit from $28.5 million in 2006 to $25.2 million in 2007 was primarily due to an increase in operating expenses.  These increases were primarily wages and maintenance, including drydock amortization charges on our U.S. flag Pure Car Truck Carriers.  Revenues for the segment increased from $148.6 million in 2006 to $157.3 million in  2007.  This improvement is a result of higher volumes of supplemental cargoes in 2007 on our U.S. flag Pure Car Truck Carriers, higher charter rates in 2007 on our Foreign flag Pure Car Truck Carriers and increased charterhire days for our U.S. flag Jones Act Coal Carrier, which was in drydock during the first and second quarters of 2006.
Contract of Affreightment: Gross voyage profit of $4.1 million for this segment in 2007 was consistent with 2006. While this segment operated more voyages in 2007, higher port and fuel costs eroded some of these positive results as compared to 2006.
Rail-Ferry Service:  Gross voyage results before impairment loss for this segment improved from a loss of $5.1 million in 2006 to a loss of $1.6 million in 2007.  This improvement is primarily from higher cargo volumes due to the installation of the second decks, which began operating in the third quarter of 2007.  Revenues for this segment increased from $18.4 million in 2006 to $21.2 million in 2007 due to the completion and operation of the second deck cargo volume in 2007.  The added volume caused operating margins to improve, primarily in the fourth quarter of 2007.  In the fourth quarter of 2007, the rail-ferry service’s gross voyage profit was $1.6 million on revenue of $7.9 million.
The pre-tax impairment loss of $8.9 million recorded in the second quarter of 2006 was related to our investment in the Rail-Ferry Service’s terminal in New Orleans located on the Mississippi River Gulf Outlet (“MR-GO”).  After Hurricane Katrina struck the Gulf Coast in 2005, dredging of the MR-GO was indefinitely suspended by the Army Corps of Engineers, effectively closing it to deep draft shipping.
Other: Gross voyage profit for this segment increased from $397,000 in 2006 to $1.0 million in 2007 primarily due to nonrecurring expenses in 2006 of $1.9 million related to terminating the lease of an intermodal terminal facility in Memphis, Tennessee.  The decrease in revenue for this segment was mainly due to prior year income adjustments.

Other Income and Expenses
Administrative and general expenses increased 3.1% from $17.6 million in 2006 to $18.2 million in 2007.  The increase was primarily associated with one-time costs related to the termination of our lease agreement on our former New Orleans office and an increase in audit fees related to the initial audit of our internal control over financial reporting as required under Section 404 of The Sarbanes-Oxley Act.

The following table shows the significant A&G components for the twelve months ending December 31, 2007 and 2006 respectively:

(All amounts in thousands)	Year Ended December 31,
A&G Account	2007	2006	Variance

Salaries and Wages	$6,087	$5,917	$170
Group Insurance	1,419	1,382	37
Special Services	1,371	1,275	96
Accounting & Audit Fees	790	591	199
Relocation Expenses	4,993	838	4,155
Other	3,498	7,606	(4,108)

TOTAL:	$18,158	17,609	$549

Interest expense decreased 11.7% from $11.1 million in 2006 to $9.8 million in 2007.  The decrease was primarily due to the retirement of all the remaining outstanding obligations of our 7¾% Senior Unsecured Notes (“Notes”) in October of 2007.
The gain on sale of investments decreased, as the 2006 results reflect the sale of our 26.1% investment in Belden Shipholding Pte Ltd (“BSH”), a company that owned and operated cement carrier vessels. This sale generated a gain of $22.6 million in November of 2006.  In 2007, the gain on sale of investments of $352,000 was related to the sale of stock from the portfolio of investments, at the time held by our captive insurance company.
Investment income increased from $1.4 million in 2006 to $2.6 million in 2007 primarily as a result of higher interest rates, and an increase in the overall average balance of funds invested during the full year in 2007 compared to 2006.
           Loss on early extinguishment of debt of $248,000 reported in 2006 was due to the early retirement of $12.5 million of our 7¾% Senior Notes at a slight premium.

Income Taxes
We recorded a benefit for federal income taxes of $1.4 million on $3.8 million of income from continuing operations before income from unconsolidated entities in 2007, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For 2006, our provision was $1.0 million on our $14.5 million income from continuing operations before income from unconsolidated entities.  Our tax benefit increased from the comparable prior year primarily as a result of incurring taxes on the gain on sale of BSH in November of 2006.  In 2006, we were able to release $3.2 million of our valuation allowance as a result of the generation of certain foreign earnings.  We have indefinitely re-invested $7,130,000 of 2007 foreign earnings, and accordingly, have not provided deferred taxes of $2,495,000 against those earnings.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Equity in Net Income of Unconsolidated Entities
Equity in net income of unconsolidated entities, net of taxes, increased from $4.7 million in 2006 to $6.6 million in 2007.
The improved results came from our 50% investment in Dry Bulk Cape Holding Ltd (“Dry Bulk”), a company owning two Capesize Bulk Carriers and two Panamax Bulk Carriers, which contributed $6.7 million in 2007 compared to $4.2 million in 2006, primarily due to a stronger charter market for Dry Bulk vessels.
During the second quarter of 2007, Dry Bulk entered into a ship purchase agreement with Mitsui & Co. of Japan for two newbuildings Handymax Bulk Carriers to be delivered in the first half of 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which the Company’s share would be 50% or approximately $37.0 million.  We expect to make our interim construction payments with cash generated from operations.  A decision on any long-term financing will be determined at delivery.  Our 50% share of the initial contract payment of $750,000 was made in May of 2007.

Discontinued Operations
In the third quarter of 2007, we elected to discontinue our International LASH service by the end of 2007.  During the first two months of 2008, we sold the one remaining LASH vessel and the majority of LASH barges,with the remaining LASH barges under contract to be sold by the end of the first quarter of 2008.  The gain of $9.9 million recorded in 2007 reflects a gain of $7.3 million on the sale of two LASH Vessels and $2.6 million on the sale of LASH barges.  During 2007, total revenues associated with the discontinued LASH services were $42.0 million, compared to $89.4 million for 2006.  Losses from operations before taxes were $4.2 million in 2007, compared to $8.4 million in 2006.
Our U.S. flag LASH service and International LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  The financial results for all periods presented have been restated to remove the effects of both of those operations from “Continuing Operations”.

YEAR ENDED DECEMBER 31, 2006
COMPARED TO YEAR ENDED DECEMBER 31, 2005

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2006
Revenues from External Customers	$148,581	$16,081	$18,427	$2,375	$185,464
Voyage Expenses	106,255	9,522	19,734	1,967	137,478
Impairment Loss	-	-	(8,866)	-	(8,866)
Gross Voyage Profit (Loss)	28,517	4,142	(14,002)	397	19,054
2005
Revenues from External Customers	$138,177	$16,693	$11,051	$2,870	$168,791
Voyage Expenses	99,394	9,584	14,205	1,924	125,107
Gross Voyage Profit (Loss)	25,853	4,692	(6,684)	928	24,789

Gross voyage profit decreased from $24.8 million in 2005 to $19.1 million in 2006.  The gross profit in 2006 included a pre-tax impairment loss of $8.9 million on our investment in the Rail-Ferry Service’s terminal in New Orleans.  Excluding this loss, gross voyage profit increased from $24.8 million in 2005 to $27.9 million in 2006.  Revenues increased from $168.8 million in 2005 to $185.5 million in 2006.  Voyage expenses increased from $125.1 million in 2005 to $ 137.5 million in 2006.  The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.
Time Charter Contracts: The increase in this segment’s gross voyage profit from $25.9 million in 2005 to $28.5 million in 2006 was primarily due to the addition of our fifth U.S. flag PCTC in September of 2005 compared to a full year in 2006.  The increase in gross voyage profit was partially offset by our Coal Carrier being out of service for 170 days in 2006 for capital improvements and for a periodic special survey as required for classification standards.  The capital improvements were necessary to replace some of the vessel’s steel as part of the special survey.  Additionally, the special survey, including drydocking, was originally scheduled for 2007, but was instead performed concurrently with the capital improvements for economic efficiency.  The vessel returned to service in June of 2006 and continued its firm time charter employment through the end of the year.  Although the vessel substantially fulfilled its obligation under the time charter contract, it was not available for further utilization by the charter or for commercial sub off-hire, as it was during 2005, due to the time out of service.  Revenues increased for this segment from $138.2 million in 2005 to $148.6 million in 2006 due to revenue contributions for 12 full months in 2006 from the fifth U.S. flag PCTC, acquired in September of 2005 and the start of an additional Foreign flag PCTC in 2006.  Expenses increased for this segment from $99.4 million in 2005 to $106.3 million in 2006.  This increase was mainly due to higher operating costs, consisting primarily of wages and maintenance and additional operating days.
           Contract of Affreightment: Gross voyage profit for this segment decreased from $4.7 million in 2005 to $4.1 million in 2006.  This segment, which consists of a contract associated with our Molten Sulphur Carrier, was impacted by less available tonnage above the contract minimum in 2006 as compared to 2005.  The $612,000 decrease of revenues for this segment was due to the vessel being in drydock in the first quarter and part of the second quarter of 2006.
Rail-Ferry Service:  Gross voyage results before impairment loss for this segment improved slightly from a loss of $6.7 million in 2005 to a loss of $5.1 million in 2006.  Improved operations resulting from higher cargo volumes were mostly offset by higher depreciation related to capital improvements to the terminal in New Orleans, which began operating in the second half of 2005, and to the vessels used in the service in late 2005 and early 2006.  The increase in the depreciation of the terminal in New Orleans only affected the first half of 2006 because the net investment in that terminal was written-down to zero at the end of the second quarter of 2006 when we determined that it was impaired.  Revenues for this segment increased from $11.1 million in 2005 to $18.4 million in 2006 due to both vessels being out of service for repairs and steelwork and while awaiting repairs to the terminal after Hurricane Katrina in 2005.  Expenses for this segment increased from $14.2 million in 2005 to $19.7 million in 2006.  This increase was a result of a large increase of operating days in 2006 compared to the reduced operating days in 2005, which was adversely impacted by Hurricane Katrina.
             The impairment loss of $8.9 million recorded in the second quarter of 2006 was related to our investment in the Rail-Ferry Service’s terminal in New Orleans located on the MR-GO.  After Hurricane Katrina struck the Gulf Coast in 2005, dredging of the MR-GO was indefinitely suspended by the Army Corps of Engineers, effectively closing it to long-term deep draft shipping.  This resulted in our decision to relocate our Rail-Ferry Service’s U.S. terminal operations from New Orleans to Mobile, Alabama.  After reviewing the options available to us for utilization of the assets that will remain at the New Orleans terminal following the relocation, we determined that our net investment of $8.9 million in those assets was impaired.  The cost and funding of the new terminal in Mobile are discussed in the Liquidity and Capital Resources section.
Other: Gross voyage profit for this segment decreased from $928,000 in 2005 to $397,000 in 2006 primarily due to nonrecurring expenses in 2006 of $1.9 million related to terminating the lease of an intermodal terminal facility in Memphis, Tennessee. The facility was previously used in our Liner Services segment.  We have been monitoring the cargo being processed through that facility and evaluating other uses for the facility, and late in 2006, we decided to terminate the lease.   Revenues decreased $495,000 in 2006 compared to 2005, where as operating expenses remained constant.

Other Income and Expenses
Administrative and general expenses increased 19.7% from $14.7 million in 2005 to $17.6 million in 2006.  The increase was primarily associated with one-time costs related to the relocation of our corporate headquarters, higher fees for professional services, and employee bonus expenses.
The following table shows the significant A&G components for the twelve months ending December 31, 2006 and 2005 respectively:

(All amounts in thousands)	Year Ended December 31,
A&G Account	2006	2005	Variance

Salaries and Wages	$5,917	$5,557	$360
Group Insurance	1,382	1,241	141
Special Services	1,275	552	723
Accounting & Audit Fees	591	456	135
Relocation Expenses	838	-	838
Other	7,606	6,879	727

TOTAL:	$17,609	$14,685	$2,924

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
The gain on sale of investments in 2006 of $23.1 million was primarily related to the sale of our 26.1% investment in Belden Shipholding Pte Ltd (“BSH”), a company that owns and operates cement carrier vessels. In November of 2006, we sold our investment in BSH for a gain of $22.6 million.  In 2005, the gain on sale of investments of $287,000 was related to the sale of stock from the portfolio of investments held by our captive insurance company.
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

Income Taxes
We recorded a provision for federal income taxes of $1.0 million on $14.5 million of income from continuing operations before income from unconsolidated entities in 2006, reflecting taxes on the gain on the sale of BSH in November of 2006, partially offset by tax losses on operations taxed at the U.S. corporate statutory rate.  For 2005, we had a tax benefit of $792,000 on our $1.8 million of income from continuing operations before income from unconsolidated entities.  In 2006, we were also able to release $3.2 million of our valuation allowance as a result of the generation of certain foreign earnings.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Equity in Net Income of Unconsolidated Entities
Equity in net income of unconsolidated entities, net of taxes, increased from $3.8 million in 2005 to $4.7 million in 2006.  Our 50% investment in a company owning two Capesize Bulk Carriers and two Panamax Bulk Carriers contributed $4.2 million before taxes in 2006 compared to $3.1 million before taxes in 2005, reflecting higher charter rates.  After taxes, this investment contributed $4.1 million and $2 million during 2006 and 2005, respectively, which was net of taxes of $65,000 in 2006 and $1.1 million in 2005.  During 2006, changes in tax regulations resulted in the earnings from this investment being treated as shipping income effective January 1, 2006, which allowed us to utilize our foreign accumulated deficit for which an existing tax valuation allowance was previously recorded.  The earnings from this investment were treated as personal holding income during 2005, and could not offset the foreign accumulated deficit.
Our 26.1% investment in a Cement Carrier company contributed $828,000 before taxes in 2006 compared to $2.5 million before taxes (including a pre-tax gain of $1.2 million from our share of the sale of certain vessels) in 2005.  After taxes, this investment contributed $631,000 and $1.9 million during 2006 and 2005, respectively, which was net of taxes of $197,000 in 2006 and $606,000 in 2005.  In the fourth quarter of 2006, we sold our investment in the Cement Carrier company as discussed earlier.

Discontinued Operations
In 2005, we sold the assets associated with our over-the-road car transportation truck company.  We sold these assets primarily due to a decrease during 2005 in the volume of business available to us due to the loss of market share by one of our customers and an industry-wide shortage of drivers that caused underutilization of the assets.  The sale of these assets resulted in a net loss before taxes of $769,000.  Losses from operations before taxes were $1.1 million in 2005.
The over-the-road car transportation truck company was reported in the “Other” segment in previous periods.  Financial information for all periods presented have been restated to remove the effects of those operations from the “Other” segment to reflect the reclassification from continuing to discontinued operations.
        Losses from operations related to the discontinued Liner services for 2006 were $8.4 million, compared to losses of $1.6 million in 2005.  The gain of $5.1 million recorded in 2006 was due to a sale of one of our LASH vessels and certain LASH barges.  In 2005, 67 LASH barges were sold that were no longer needed for operations.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.
Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $3.0 million at December 31, 2006, to $23.2 million at December 31, 2007.  Cash and cash equivalents decreased during 2007 by $30.2 million to a total of $14.1 million.  This decrease was primarily due to the retirement of all the remaining outstanding obligations of our 7¾% Senior Unsecured Notes (“Notes”) in October of 2007 of $41.9 million, cash used by other financing activities of $6.3 million, and cash used for investing activities of $2.2 million, partially offset by cash provided by operating activities of $20.2 million.  Of the $40.2 million in current liabilities at December 31, 2007, $12.7 million related to current maturities of long-term debt.
Operating activities generated positive cash flow after adjusting net income of $17.4 million for non-cash provisions such as depreciation, amortization and gains on sales of assets and investments.  Cash provided by operating activities of $20.2 million for 2007 also included a decrease in accounts receivable of $1.3 million primarily due to the timing of collections of receivables from the MSC and U.S. Department of Transportation, offset by an decrease in accounts payable and accrued liabilities of $4.9 million.  Also included was $9.8 million of cash used to cover payments for vessel drydocking costs in 2007, offset by cash distributions of $4.4 million received from our investments in unconsolidated entities.
Cash used by investing activities of $2.2 million for 2007 included proceeds from the sales of assets of $48.8 million, including $32.0 million on the sale of the Molten Sulphur Carrier (discussed below) and $16.8 million on the sale of LASH assets and our investment in our unconsolidated entity in Mexico (TTG).  These were offset by the use of $56.1 million of cash for the purchase of capital assets, including $26.8 million for a U.S. flag PCTC, which was previously under lease; $13.7 million for the first payment on the 6400 CEU Newbuilding PCTC (discussed below); and $10.4 million for second deck modifications on the Rail-Ferry vessels.
Cash used for financing activities of $48.2 million for 2007 included regularly scheduled debt payments of $8.3 million, and $41.9 million for the retirement of our 7¾% Senior Notes, as well as $2.4 million for preferred stock dividend payments.  These uses of cash were partially offset by proceeds of $5.7 million from the issuance of common stock pursuant to the exercise of stock options by our Chairman and President.
In January 2008, our board authorized open market repurchases of up to 1,000,000 shares of our common stock, subject to a variety of factors, including our cash requirements, the market price of our stock, and general economic and market conditions.
Following the retirement of the company’s 7 ¾ % Senior Notes in October 2007, the company reduced the borrowing capacity under the revolving line of credit from $50 million to $35 million.  As of December 31, 2007, $6.3 million of the $35 million revolving credit facility, which expires in December of 2009, was pledged as collateral for a letter of credit, and the remaining $28.7 million was available.
  In 2007, we invested $43.5 million for the purchase of a Panamanian flagged PCTC.  The vessel was purchased with 100% financing and subsequently leased to a third party under a financing lease arrangement.  This noncash transaction is not reflected in our Consolidated Statements of Cash Flows.
We frequently evaluate the possibility of acquiring additional vessels or businesses.  At any given time, we may be engaged in discussions or negotiations regarding additional acquisitions.  We generally do not announce our acquisitions or dispositions until we have entered into a preliminary or definitive agreement.  We may require additional financing in connection with any such acquisitions, the consummation of which could have a material impact on our financial condition or operations.

Preferred Stock Offering
On February 4, 2008, we redeemed our 800,000 outstanding shares of 6% Convertible Exchangeable Preferred Stock.  In lieu of the cash redemption, holders of 462,382 shares of the Preferred Stock elected to convert their shares into approximately 1,155,955 shares of the Company’s common stock. The remaining 337,618 outstanding shares of Preferred Stock were retired for cash (including accrued and unpaid dividends to, but excluding, the redemption date), pursuant to the terms of the Preferred Stock. Upon completion of the redemption, we no longer have any shares of our 6% Convertible Exchangeable Preferred Stock outstanding. The total cash payment for the redemption of the Preferred Stock including the accrued and unpaid dividends was $17,306,299.  We will have a charge to earnings of approximately $1.4 million in the first quarter of 2008 from the redemption of the Preferred Stock.  However, eliminating the cash dividends from our preferred stock will result in a $2.4 million gain per year going forward.

Debt and Lease Obligations
As of December 31, 2007, we held several vessels under operating leases, including two Pure Car/Truck Carriers, one Breakbulk/Multi Purpose vessel, a Molten Sulphur Carrier, a Container vessel and a Tanker vessel.  We also conduct certain of our operations from leased office facilities and use transportation and other equipment under operating leases.
On August 24th, 2007 we entered into a Memorandum of Agreement for the purchase of one 6400 CEU Panamanian flagged PCTC, which was reflagged under the United States flag.  On September 10, 2007, we entered into a loan agreement for the financing of this vessel by and among (1) Waterman Steamship Corporation (“WSC”), one of our wholly-owned subsidiaries, as borrower, (2) International Shipholding Corporation, as guarantor, and (3) DnB NOR Bank ASA, as facility agent and security trustee.  Under this loan agreement, the lenders agreed to provide WSC with a term loan of up to Five Billion Yen (¥5,000,000,000), or approximately $43.5 million based on exchange rates on the date of the loan agreement.  We purchased and took possession of the Vessel on September 13, 2007.  In late September, the Vessel was leased out (“Time Chartered”) under a three-year agreement whose terms qualified as a direct financing lease.  All payments will be made in Yen and will be recorded at current market value.  This facility is a Yen-denominated LIBOR based loan with an associated interest swap agreement that results in an actual interest rate of 2%.
The loan is secured by the Vessel, its charter hire and insurances, and is guaranteed by the parent company, International Shipholding Corporation.  The loan originally entered into under a floating Libor to Yen interest rate component has been swapped to a Yen fixed rate of 1.15% plus an applicable margin of 0.85%.  The terms of the time charter provide for Yen denominated payments covering 100% of the our Yen debt obligations.
On August 28, 2007, ISC-Sulphur Holding, Inc. (a wholly-owned subsidiary of Capital One) purchased from Sulphur Carriers, Inc. (one of our wholly-owned subsidiaries) the Molten Sulphur Carrier for $32.0 million under a sale/leaseback arrangement.  The lease is for ten years with an early buyout at the end of year eight at our option.  The lease qualifies as an operating lease.
From the proceeds of the aforementioned sale/leaseback, we purchased a US flagged PCTC for approximately $26.8 million. This Vessel previously operated under a lease agreement with payments of approximately $1.3 million per quarter.
On September 21, 2007, our wholly-owned subsidiary, East Gulf Shipholding, Inc. (“EGS”), entered into a SHIPSALES contract to purchase one 6400 CEU Newbuilding PCTC.  Upon signing of the agreement, East Gulf Shipholding paid an initial 20% installment of approximately $13.7 million.  The next two installments of 10% each are due upon keel-laying of the Vessel and launching of the Vessel, both of which are projected due in 2009.  The final payment of 60% is due upon delivery of the vessel, scheduled for 2010.  The initial installment amount was recorded as Vessel, Property & Other Equipment on the balance sheet and will not begin depreciating until the vessel is placed in service.

Debt Covenant
           In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into financings of our unencumbered vessels or restructure debt.

Contractual Obligations and Other Commitments
The following is a summary of the scheduled maturities by period of our debt and lease obligations that were outstanding as of December 31, 2007:

Debt and lease obligations (000’s)	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt (including current maturities)	$143,204	$12,681	$12,649	$48,440	$10,590	$22,980	$35,864
Interest payments	27,384	6,394	5,784	4,990	3,885	3,249	3,082
Operating leases	128,484	16,166	15,611	15,033	15,042	15,042	51,590
Vessel Commitments	54,800	-	13,700	41,100	-	-	-
Exchangeable Preferred Stock *	17,307	17,307	-	-	-	-	-
Total by period	$371,179	$52,548	$47,744	$109,563	$29,517	$41,271	$90,536
* Obligation represents actual cash paid in February 2008 to redeem Exchangeable Preferred Stock.

The above contractual obligations table does not include an approximate $17 million obligation to the Alabama State Port Authority related to the terminal upgrades in Mobile, AL, to be paid by us over the ten-year terminal lease.  At this time, we do not have a payment plan in place for this obligation.

Restructuring of Liner Services and Disposition of Certain LASH Assets
The Board of Directors decided in the fourth quarter of 2006 to dispose of certain LASH Liner Service assets.  The decision was based on the belief that we could generate substantial cash flow and profit on the disposition of the assets, while improving our future operating results.  Accordingly, we sold our LASH Feeder vessel and 114 barges in the first quarter of 2007.  In the second quarter of 2007 we sold our one remaining U.S. flag LASH vessel and 111 LASH barges.  In the third quarter of 2007, the company elected to discontinue its International LASH service by the end of 2007.  During the first two months of 2008, we sold the one remaining LASH vessel and the majority of LASH barges, with the remaining LASH barges under contract to be sold by the end of the first quarter of 2008.   The gain of $9.9 million recorded in 2007 reflects a gain of $7.3 million on the sale of the LASH Feeder Vessel and Liner Vessel, and $2.6 million on the sale of LASH barges.  During 2007, total revenues associated with the discontinued LASH services were $42.0 million, compared to $89.4 million for 2006.  Losses from operations before taxes were $4.2 million in 2007, compared to $8.4 million in 2006.
      Our U.S. flag LASH service and International LASH service was reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Financial information for all periods presented have been restated to remove the effects of those operations from “Continuing Operations”.

Rail-Ferry Service Expansion
This service provides a unique combination of rail and water ferry service between the U.S. Gulf and Mexico.  The low operating profit margin generated by this service makes higher cargo volumes necessary to achieve meaningful levels of cash flow and profitability.  The capacity of the vessels operating in our Rail-Ferry Service defines the maximum revenues and, in turn, the cash flow and gross profits that can be generated by the service.  Accordingly we have made investments that essentially double the capacity of the service including the construction of second decks on each of the ships as well as construction of new terminals in Mobile, AL and an upgraded terminal in Coatzacoalcos, Mexico.  We expect this expansion to reduce our cost per unit of cargo carried and increase our cash flow if we are able to book cargo for substantially all of the additional capacity.  While we can give no assurance at this time that we will be successful in doing so, we believe that the market will sustain these vessels for the foreseeable future.  We believe that the Rail-Ferry Service’s strong trade support warranted the program expansion.
The total cost of adding the second decks is approximately $25 million, which we paid in full through December 31, 2007.  The installation of the second deck on the first vessel was completed at the end of May 2007, while installation of the second deck on the second vessel was completed at the end of July 2007.  The utilization of the second deck capacity is directly related to the terminal upgrades in Mobile, AL and Coatzacoalcos, Mexico.  Both terminal upgrades were substantially completed in July 2007 and became operational at that time.  The estimated cost of the Mobile terminal is approximately $27 million, of which $10 million was funded by a grant from the State of Alabama.  The remaining $17 million is being financed with a loan from  the Alabama State Port Authority and repaid by us over the ten-year terminal lease.  We estimate that our share of the cost of the improvements to the terminal in Mexico will be approximately $5.8 million.  We have a 49% interest in the company that owns the terminal in Mexico, and 30% of the advances to that company for our share of the cost of the terminal are accounted for as capital contributions with the remaining 70% accounted for as a loan to that company.
As of December 31, 2007, the cost of our total investment in a joint venture that owns a trans-loading and storage facility (RTI), which was used to support the Rail-Ferry service in New Orleans included an equity investment in unconsolidated entities of $1.7 million and an outstanding loan of approximately $2.3 million due from our 50% partner in the venture.  As a result of our terminal operations moving from New Orleans to Mobile, an impairment test to determine our loss exposure on this facility was required.  As of December 31 2007, no impairment was recorded as we expect to recover our total investment.
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
Our investment in the New Orleans terminal was funded with the proceeds from a New Market Tax Credit (NMTC) financing agreement.  Under the NMTC financing, the lender has the ability to utilize certain tax credits associated with profitable operations at that location.  With the relocation of the operations to Mobile, Alabama, the lender has  amended the original application to the Federal agency that oversees the NMTC issuance to include the Mobile terminal as eligible property for the usage of the tax credits.

Relocation of Corporate Headquarters
       In addition to the incentives for relocating our Rail-Ferry Service’s terminal, the State of Alabama and the City and County of Mobile have provided us with incentives totaling $6.7 million to relocate our corporate headquarters from New Orleans to Mobile.  As of December 2007, we have received $6.3 million in incentive payments from the Alabama agencies.
In May of 2007, we reached an agreement to terminate the lease of our former corporate headquarters in New Orleans.  The cost of this termination was approximately $700,000, which was reported in administrative and general expenses in the second quarter of 2007.

Bulk Carriers
 We have a 50% interest in Dry Bulk, which owns two Capesize Bulk Carriers and two Panamax Bulk Carriers.  This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  Dry Bulk has entered into a ship purchase agreement with Mitsui & Co. of Japan for newbuilding two Handymax Bulk Carriers, scheduled to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, Dry Bulk plans to finance these costs with equity contributions of up to 15% with the 85% balance of the cost being financed.  Upon completion and delivery, Dry Bulk plans to establish permanent long-term financing.

Dividend Payments
Our preferred stock accrued cash dividends at a rate of 6.0% per annum from the date of issuance in early January 2005 through January 31, 2008.  All such shares were either redeemed or converted into shares of our common stock on February 1, 2008.

Environmental Issues
As of December 31, 2007, we have not been notified that we are a potentially responsible party in connection with any environmental matters, and we have determined that we have no known risks for which assertion of a claim is probable that are not covered by third party insurance, third party indemnification or our self-retention insurance reserves.  Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $500,000 for each incident.

In January 2008 the company was notified that the United States Coast Guard was conducting an investigation on the SS MAJOR STEPHEN W. PLESS of an alleged discharge of untreated bilge water by one or more members of the crew.  The USCG has inspected the ship and interviewed various crew members.  The company is cooperating with the USCG's investigation.  The USCG has recently informed counsel for the Company that while the investigation of a certain single individual is continuing, at this time the Company is not a target of the investigation.  If, however, the Company is subject to an administrative or civil penalty from the Coast Guard, we believe that such a fine would not be material.

New Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN 48 on January 1, 2007 and the adoption had no effect on our consolidated financial position or results of operations.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 155 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not yet determined the impact, if any, the adoption of SFAS No. 159 will have on our consolidated financial position or results of operations.

LIQUIDITY - 2006

The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.
Our working capital decreased from $16.1 million at December 31, 2005, to $3.0 million at December 31, 2006, primarily due to the $40 million balance of our 7¾% Senior Notes due in October of 2007 becoming a current liability in October of 2006, offset by cash proceeds received during the fourth quarter of 2006 from asset and investment sales.  Cash and cash equivalents increased during 2006 by $28.1 million to a total of $44.3 million.  This increase was due to cash provided by operating activities of $23 million and by investing activities of $27.5 million, partially offset by cash used for financing activities of $22.4 million. Of the $84.7 million in current liabilities at December 31, 2006, $50.3 million related to current maturities of long-term debt, including $40 million for the 7¾% Senior Notes.
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

LIQUIDITY-2005

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
Operating activities generated a positive cash flow after adjusting net income of $7 million for non-cash provisions such as depreciation and amortization.  Cash provided by operating activities also included an increase in accounts receivable of $8.2 million primarily due to the timing of collections of receivables from the MSC and U.S. Department of Transportation, slightly offset by an increase in accounts payable and accrued liabilities of $1.8 million primarily from the deferral of payroll tax payments until February of 2006, resulting from relief provided to companies affected by Hurricane Katrina.  Also included was cash used of $5.0 million primarily to cover payments for vessel drydocking costs in 2005, offset by cash distributions received from our investments in unconsolidated entities.
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

Interest Rate Risk
The fair value of our cash and short-term investment portfolio at December 31, 2007, approximated its carrying value due to its short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.
The fair value of long-term debt, including current maturities, was estimated to be $143.2 million compared to a carrying value of $143.2 million.  The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to our long-term debt at December 31, 2007 is not applicable due to the retirement of all of the company’s remaining outstanding obligations of its 7¾% Senior Unsecured Notes in October of 2007.
We have entered into five interest rate swap agreements with commercial banks, two in September of 2005, one in November of 2005, one in September of 2007, and one in November of 2007 in order to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  For each of these agreements, the fixed rate payor is the Company, and the floating rate payor is the commercial bank.  While these arrangements are structured to reduce our exposure to increases in interest rates, it also limits the benefit we might otherwise receive from any decreases in interest rates.
The fair value of these agreements at December 31, 2007, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $1.4 million.  A hypothetical 10% decrease in interest rates as of December 31, 2007 would have resulted in a $2.5 million liability.

Commodity Price Risk
As of December 31, 2007, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2008 fuel requirements for our Rail-Ferry Service segment.  We have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2008.  Revenues from fuel surcharges in 2007 for the Rail-Ferry Service was $1.8 million.  If we had commodity swap agreements, they could be structured to reduce our exposure to increases in fuel prices.  However, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period January 1, 2007 through December 31, 2007 would have resulted in an increase of approximately $2.7 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.42 in our basic earnings per share based on the shares of our common stock outstanding as of December 31, 2007.  However, we believe that some or all of the price increase could have been passed on to our customers through the aforementioned fuel surcharges during the same period but might have been limited by our need to maintain competitive rates.  Our charterers in the Time Charter segment are responsible for purchasing vessel fuel requirements; thus, we have no fuel price risk in this segment.

Foreign Currency Exchange Rate Risk
We have entered into foreign exchange contracts to hedge certain firm purchase commitments with varying maturities throughout 2007.  The fair value of these contracts at December 31, 2007, is a liability of $2,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be immaterial

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 begins on page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of December 31, 2007, we conducted an evaluation of the effectiveness of our disclosure controls and procedures.  The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
Based on that evaluation as of such date, our CEO and CFO have concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this annual report.  Since December 31, 2007, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving our stated goals.  Because of the inherent limitations in any control system, you should be aware that misstatements due to error or fraud could occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting
                The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we have concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
International Shipholding Corporation

We have audited International Shipholding Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Shipholding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exits, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate International Shipholding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Shipholding Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2007 of International Shipholding Corporation and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 7, 2008

ITEM 9b.  OTHER INFORMATION

 - None -

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer.  In addition, (i) the audit, compensation and nominating and governance committees of our board have each adopted written charters governing their operations and (ii) our board has adopted written corporate governance guidelines.  Interested persons may obtain a copy of these materials without charge by writing to International Shipholding Corporation, Attention: Manuel G. Estrada, Vice President and Chief Financial Officer, 11 North Water Street, RSA Battle House Tower, 18th Floor, Mobile, Alabama 36602.  Copies are also available on the Investor Relations section of our website at www.intship.com.
The information relating to Directors and Executive Officers called for by Item 10 is incorporated herein by reference to Item 4a, Executive Officers and Directors of the Registrant.  The remaining information called for by Item 10 will be included in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 will be included in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Repurchase Plan
In January 2008, our board authorized open market repurchases of up to 1,000,000 shares of our common stock, subject to a variety of factors, including our cash requirements, the market price of our stock, and general economic and market conditions.  This authorization supercedes a predecessor program authorized in 1999.

Equity Compensation Plans

The following table provides information about shares of our common stock authorized for issuance under our existing equity compensation plan as of December 31, 2007.

Plan category	(a) Number of securities to be issued upon conversion of outstanding options	(b) Weighed-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	$-	175,000

Equity compensation plans not approved by security holders	-	-	-

Totals	-	$-	175,000

Other
The balance of the information called for by Item 12 will be included in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 will be included in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 will be included in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.          Financial Statements
The following financial statements and related notes are included on pages F-1 through F-21 of this Form 10-K.
Report of Independent Registered Public Accounting Firm
Report of Management, including its assessment of the effectiveness of its internal controls over financial reporting
Report of Independent Registered Public Accounting Firm on management’s assessment of, and the effective operation of, internal controls over financial reporting
Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

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
(10.1)
Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, Deutsche Schiffsbank Aktiengesellschaft as Facility Agent and Security Trustee, DnB NOR Bank ASA, as Documentation Agent, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.2)
Credit Agreement, dated as of December 6, 2004, by and among LCI Shipholdings, Inc., Central Gulf Lines, Inc. and Waterman Steamship Corporation, as Borrowers, the banks and financial institutions listed therein, as Lenders, Whitney National Bank, as Administrative Agent, Security Trustee and Arranger, and the Registrant, Enterprise Ship Company, Inc., Sulphur Carriers, Inc., Gulf South Shipping PTE Ltd. and CG Railway, Inc., as Guarantors (filed with the Securities and Exchange Commission as Exhibit 10.3 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.3)
Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and Arranger, and Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

(10.4)
Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.5)
Consulting Agreement, dated January 1, 2006, between the Registrant and Niels W. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.6)	Consulting Agreement, dated April 30, 2007, between the Registrant and Erik F. Johnsen *
(10.7)
International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.8)
Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options under the International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.9)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.10)
Memorandum of Agreement of the Registrant, dated as of August 24, 2007, providing for the Registrant’s purchase of one 6400 CEU Panamanian flagged pure car and truck carrier    (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.) *

(10.11)	Loan Agreement, dated as of September 10, 2007, by and amongWaterman Steamship Corporation, as borrower, the Registrant, as guarantor, DnB NOR Bank ASA, as facility agent and security trustee. *
(10.12)
SHIPSALES Agreement, dated as of September 21, 2007, by and between East Gulf Shipholding, Inc., as buyer, and Clio Marine Inc., as seller. (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.) *

(10.13)
Facility Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee. *

      (21.1)Subsidiaries of International Shipholding Corporation *
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*These exhibits filed with this 10-K report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

/s/ Manuel G. Estrada
March 13, 2008                                           By           ______________________________
Manuel G. Estrada
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

/s/ Niels M. Johnsen
March 13, 2008                                           By           ____________________________
Niels M. Johnsen
Chairman of the Board, Director and
Chief Executive Officer

/s/ Erik L. Johnsen
March 13, 2008                                           By           ____________________________
Erik L. Johnsen
President and Director

/s/ Niels W. Johnsen
March 13, 2008                                           By           ____________________________
Niels W. Johnsen
Director

           /s/ Erik F. Johnsen
March 13, 2008                                           By           ____________________________
Erik F. Johnsen
Director

/s/ Harold S. Grehan, Jr.
March 13, 2008                                           By           ____________________________
Harold S. Grehan, Jr.
Director

/s/ Raymond V. O’Brien, Jr.
March 13, 2008                                           By           ____________________________
Raymond V. O’Brien, Jr.
Director

                                                              /s/ Edwin A. Lupberger
March 13, 2008                                           By           ____________________________
Edwin A. Lupberger
Director

/s/ Edward K. Trowbridge
March 13, 2008                                           By           ____________________________
Edward K. Trowbridge
Director

/s/ H. Merritt Lane III
March 13, 2008                                           By           ____________________________
H. Merritt Lane III
Director

/s/ Manuel G. Estrada
March 13, 2008                                           By           ____________________________
Manuel G. Estrada
Vice President and Chief Financial Officer

/s/ Kevin M. Wilson
March 13, 2008                                           By       __________________________
Kevin M. Wilson
                           Controller

INDEX OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm F-2

Consolidated Statements of Income for the years ended
   December 31, 2007, 2006, and 2005 F-3

Consolidated Balance Sheets at December 31, 2007 and 2006 F-4

Consolidated Statements of Changes in Stockholders' Investment
   for the years ended December 31, 2007, 2006 and 2005 F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2007, 2006, and 2005 F-7

Notes to Consolidated Financial Statements F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the accompanying consolidated balance sheets of International Shipholding Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Shipholding Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of International Shipholding Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 7, 2008

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
	Year Ended December 31,
	2007	2006	2005
Revenues	$197,110	$185,464	$168,791

Operating Expenses:
Voyage Expenses	147,012	137,478	125,107
Vessel and Barge Depreciation	21,322	20,066	18,895
Impairment Loss	-	8,866	-

Gross Voyage Profit	28,776	19,054	24,789

Administrative and General Expenses	18,158	17,609	14,685
Gain on Sale of Other Assets	(12)	-	-

Operating Income	10,630	1,445	10,104

Interest and Other:
Interest Expense	9,762	11,147	9,626
Gain on Sale of Investment	(352)	(23,058)	(287)
Investment Income	(2,592)	(1,397)	(1,111)
Loss on Early Extinguishment of Debt	-	248	68
	6,818	(13,060)	8,296
Income from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	3,812	14,505	1,808

(Benefit) Provision for Income Taxes:
Current	120	113	113
Deferred	(1,570)	919	(928)
State	86	4	23
	(1,364)	1,036	(792)
Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	6,616	4,725	3,793

Income from Continuing Operations	11,792	18,194	6,393

Loss from Discontinued Operations:
Loss before benefits for income taxes	(4,238)	(8,440)	(1,646)
Gain on Sale of Liner Assets	9,880	5,125	584
(Provision) Benefit for Income Taxes	(18)	2,169	1,665
Net Income (Loss) from Discontinued Operations	5,624	(1,146)	603

Net Income	$17,416	$17,048	$6,996

Preferred Stock Dividends	2,400	2,400	2,367

Net Income Available to Common Stockholders	$15,016	$14,648	$4,629

Basic and Diluted Earnings Per Common Share:
Net Income (Loss) Available to Common Stockholders
Continuing Operations	$1.48	$2.58	$0.66
Discontinued Operations	0.88	(0.18)	0.10
	$2.36	$2.40	$0.76
Net Income (Loss) Available to Common Stockholders - Diluted
Continuing Operations	$1.41	$2.24	$0.66
Discontinued Operations	0.67	(0.14)	0.09
	$2.08	$2.10	$0.75
Weighted Average Shares of Common Stock Outstanding:
Basic	6,360,208	6,116,036	6,083,005
Diluted	8,369,473	8,122,578	6,114,510

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
ASSETS	2007	2006

Current Assets:
Cash and Cash Equivalents	$14,103	$44,273
Marketable Securities	5,578	6,545
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $132 and $216 in 2007 and 2006:
Traffic	9,637	10,540
Agents'	1,804	1,730
Other	9,233	8,613
Federal Income Taxes Receivable	-	322
Deferred Income Tax	-	67
Net Investment in Direct Financing Leases	7,391	4,400
Other Current Assets	2,327	1,115
Material and Supplies Inventory	2,665	3,226
Assets Held for Disposal	9,105	6,861
Total Current Assets	61,843	87,692

Investment in Unconsolidated Entities	16,326	12,409

Net Investment in Direct Financing Leases	107,208	70,497

Vessels, Property, and Other Equipment, at Cost:
Assets Held for Disposal	-	3,306
Vessels and Barges	384,923	373,393
Leasehold Improvements	29,530	20,054
Other Equipment	2,077	2,074
Furniture and Equipment	6,009	3,037
	422,539	401,864
Less - Accumulated Depreciation	(196,896)	(173,840)
	225,643	228,024

Other Assets:
Deferred Charges, Net of Accumulated Amortization	15,337	14,577
of $9,781 and $11,114 in 2007 and 2006, Respectively
Acquired Contract Costs, Net of Accumulated Amortization	3,274	4,729
of $27,251 and $25,796 in 2007 and 2006, Respectively
Due from Related Parties	5,897	4,015
Other	5,127	6,099
	29,635	29,420

	$440,655	$428,042

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$12,681	$50,250
Accounts Payable and Accrued Liabilities	23,546	27,835
Current Liabilities related to Assets Held for Disposal	2,427	6,583
Total Current Liabilities	38,654	84,668

Billings in Excess of Income Earned and Expenses Incurred	(363)	700

Long-Term Debt, Less Current Maturities	130,523	98,984

Other Long-Term Liabilities:
Deferred Income Taxes	9,072	11,837
Lease Incentive Obligation	13,789	17,890
Other	37,724	22,673
	60,585	52,400

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	37,554	37,554

Stockholders' Investment:
Common Stock, $1.00 Par Value, 10,000,000 Shares Authorized,	7,193	6,793
7,192,630 And 6,792,630 Shares Issued at December 31, 2007 and
December 31, 2006, Respectively
Additional Paid-In Capital	60,177	54,927
Retained Earnings	117,008	101,992
Less - 673,443 Shares of Common Stock in Treasury, at Cost,	(8,704)	(8,704)
at December 31, 2007 and 2006, Respectively
Accumulated Other Comprehensive Income (Loss)	(1,972)	(1,272)
	173,702	153,736

	$440,655	$428,042

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
(All Amounts in Thousands)
					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance at December 31, 2004	$6,756	$54,450	$82,715	$(8,704)	$237	$135,454

Comprehensive Income:
Net Income	-	-	6,996	-	-	6,996

Other Comprehensive Income:
Recognition of Unrealized Holding Gain on Marketable
Securities, Net of Deferred Taxes of ($88)	-	-	-	-	(163)	(163)

Unrealized Holding Gain on Marketable Securities,
Net of Deferred Taxes of $224	-	-	-	-	416	416

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of ($91)	-	-	-	-	329	329

Total Comprehensive Income						7,578

Preferred Stock Dividends	-	-	(2,367)	-	-	(2,367)

Options Exercised	4	45	-	-	-	49

Balance at December 31, 2005	6,760	54,495	87,344	(8,704)	819	140,714

Comprehensive Income:
Net Income	-	-	17,048	-	-	17,048

Other Comprehensive Income (Loss):
Recognition of Unrealized Holding Gain on Marketable
Securities, Net of Deferred Taxes of ($140)	-	-	-	-	(206)	(206)

Unrealized Holding Gain on Marketable Securities,
Net of Deferred Taxes of $43	-	-	-	-	219	219

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of $176	-	-	-	-	656	656

Total Comprehensive Income						17,717

Adjustment to Initially Apply SFAS No. 158, Net of
Deferred Taxes of ($8)	-	-	-	-	(2,760)	(2,760)

Preferred Stock Dividends	-	-	(2,400)	-	-	(2,400)

Options Exercised	33	432	-	-	-	465

Balance at December 31, 2006	6,793	54,927	101,992	(8,704)	(1,272)	153,736

Comprehensive Income:
Net Income	-	-	17,416	-	-	17,416

Other Comprehensive Income (Loss):
Recognition of Unrealized Holding Gain on Marketable
Securities, Net of Deferred Taxes of ($48)	-	-	-	-	(89)	(89)

Unrealized Holding Gain on Marketable Securities,
Net of Deferred Taxes of ($86)	-	-	-	-	(160)	(160)

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of ($325)	-	-	-	-	(2,177)	(2,177)

Change in Funding Status of Benefit Plans, Net of Deferred Taxes of $12	-	-	-	-	1,726	1,726

Total Comprehensive Income						16,716

Preferred Stock Dividends	-	-	(2,400)	-	-	(2,400)

Options Exercised	400	5,250	-	-	-	5,650

Balance at December 31, 2007	$7,193	$60,177	$117,008	$(8,704)	$(1,972)	$173,702

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net Income	$17,416	$17,048	$6,996
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	23,969	24,417	23,116
Amortization of Deferred Charges and Other Assets	9,779	7,954	8,071
Benefit for Deferred Federal Income Taxes	(1,468)	(1,137)	(3,245)
Impairment Loss	-	8,866	-
Equity in Net Income of Unconsolidated Entities	(6,616)	(4,725)	(3,793)
Distributions from Unconsolidated Entities	4,400	1,450	3,280
Proceeds from Lease Incentive Obligations	-	2,779	-
Gain on Sale of Assets	(11,280)	(5,125)	(584)
Loss on Sale of Assets from Discontinued Operations	-	-	769
Loss on Early Extinguishment of Debt	-	248	68
Gain on Sale of Investments	(352)	(23,058)	(287)
Payments for Vessel Drydocking	(9,810)	(8,432)	(5,043)
Changes in:
Accounts Receivable	1,322	12,349	(8,185)
Inventories and Other Current Assets	(856)	1,416	722
Other Assets	(187)	2,767	884
Accounts Payable and Accrued Liabilities	(4,868)	(12,079)	1,802
Federal Income Taxes Payable	-	(544)	(331)
Billings in Excess of Income Earned and Expenses Incurred	(1,063)	(3,362)	(661)
Other Long-Term Liabilities	(155)	2,149	199
Net Cash Provided by Operating Activities	20,231	22,981	23,778

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	5,129	3,668	(29,452)
Capital Improvements to Vessels, Leasehold Improvements, and Other	(56,072)	(21,799)	(35,000)
Proceeds from Sale of Assets	48,750	12,026	3,756
Purchase of and Proceeds from Short Term Investments	1,072	552	200
Investment in Unconsolidated Entities	(1,004)	(1,336)	(1,647)
Return of Capital of Unconsolidated Entity	-	2,480	-
Proceeds from Sale of Unconsolidated Entity	-	27,490	-
Decrease in Restricted Cash Account	-	6,541	-
Increase in Related Party Note Receivables	(55)	(2,090)	935
Net Cash (Used) Provided by Investing Activities	(2,180)	27,532	(61,208)

Cash Flows from Financing Activities:
Proceeds from Issuance of Preferred Stock	-	-	37,725
Proceeds from Issuance of Common Stock	5,650	465	49
Proceeds from Issuance of Debt	-	10,000	48,000
Repayment of Debt	(50,253)	(32,761)	(54,095)
Additions to Deferred Financing Charges	(590)	(175)	(421)
Preferred Stock Dividends Paid	(2,400)	(2,400)	(2,367)
Reimbursements for Leasehold Improvements	-	2,613	14,310
Other Financing Activities	(628)	(160)	(106)
Net Cash (Used) Provided by Financing Activities	(48,221)	(22,418)	43,095

Net Increase (Decrease) in Cash and Cash Equivalents	(30,170)	28,095	5,665
Cash and Cash Equivalents at Beginning of Year	44,273	16,178	10,513

Cash and Cash Equivalents at End of Year	$14,103	$44,273	$16,178

The accompanying notes are an integral part of these statements.

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

Nature of Operations
Through our subsidiaries, we operate a diversified fleet of U.S. and international flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium- to long-term charters or contracts.  At December 31, 2007, our fleet consisted of 28 ocean-going vessels (including our LASH vessel which was sold for scrap in January 2008) and related shoreside handling facilities.  Our strategy is to (i) identify customers with high credit quality and marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire, or construct vessels to meet the requirements of those charters or contracts, (iii) secure financing for the vessels predicated primarily on those charter or contract arrangements, and (iv) provide our customers with reliable, high quality service at a reasonable cost.

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

Voyage Revenue and Expense Recognition
Revenues and expenses relating to our Rail-FerryService segments' voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period.  We believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other segments' voyages, which require no estimates or assumptions, are recorded when earned or incurred during the reporting period.

Maritime Security Program
 The Maritime Security Act, which established the Maritime Security Program (“MSP”), was signed into law in October of 1996 and has been extended to 2015.  As of December 31, 2007, six of our Pure Car/Truck Carriers (“PCTCs”), and two of our Container vessels were qualified and received contracts for MSA participation.  Our U.S. LASH vessel  was qualified and received payments during the first two quarters of 2007, until the Liner Service was discontinued in the second quarter.  In the third quarter, the sixth PCTC became qualified to receive payments.  Annual payments for each vessel in the MSP program are $2,600,000 in years 2007 and 2008, $2,900,000 in years 2009 to 2011, and $3,100,000 in years 2012 to 2015, which are subject to annual appropriations and not guaranteed.  We recognize MSP revenue on a monthly basis over the duration of the qualifying contracts.

Cash and Cash Equivalents
We consider highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  The carrying amount approximates fair value for these instruments.

Inventories
Inventories aboard our vessels, including fuel, are carried at the first-in, first-out method of accounting.  As of December 31, 2007, inventory included approximately $1,710,000 for ordinary maintenance materials and parts and $955,000 for operating supplies.  As of December 31, 2006, inventory included approximately $2,174,000 for ordinary maintenance materials and parts and $1,052,000 for operating supplies.

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

Property
For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method.  Estimated useful lives of Vessels and Barges, Leasehold Improvements, Other Equipment, and Furniture and Equipment are as follows:

Years
1 LASH Vessel	30
6 Pure Car/Truck Carriers	20
1 Coal Carrier	15
5 Other Vessels *	25
Leasehold Improvements	10-20
Other Equipment	3-12
Furniture and Equipment	3-10

* Includes two Special Purpose vessels and three Container vessels.

At December 31, 2007, our fleet of 28 vessels also included (i) three Roll-On/Roll-Off (“RO/RO”) vessels, which we operate, (ii) a Molten Sulphur Carrier, a Breakbulk/Multi-Purpose vessel, a Tanker and a Container vessel, which we charter in  one of our services, (iii) four PCTCs which we charter in for our Time Charter contracts, (iv) two Capesize Bulk Carriers and two Panamax Bulk Carriers in which we own a 50% interest.
 Costs of all major property additions and betterments are capitalized.  Ordinary maintenance and repair costs are expensed as incurred.  Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired.  Capitalized interest totaled $197,000 for the year ended December 31, 2007 and $243,000 for the year ended December 31, 2005.  Capitalized interest was calculated based on our weighted average interest rate on our outstanding debt.  No interest was capitalized in 2006.
At December 31, 2007, our fleet also included 235 LASH barges, which are reported at their estimated salvage value.  During the first two months of 2008, we sold the one remaining LASH vessel and the majority of LASH barges, with the remaining LASH barges under contract to be sold by the end of the first quarter of 2008.
       We monitor all of our fixed assets for impairment and perform an impairment analysis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when triggering events or circumstances indicate a fixed asset may be impaired.  Events may include a decrease in the market price of the long-lived asset (asset group) or a significant change in the way the asset is being used.  Once it is determined that an event may cause an impairment, a comparison is done which shows the book value of the asset or asset group against the estimated future cash flows the asset will generate over the remaining useful life of the asset.  It is possible that our asset impairment review would include a determination of the asset’s fair value based on a third-party evaluation or appraisal.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.  In 2007, we did not record any losses with respect to recoverability of our long-lived assets.

Drydocking Costs
We defer certain costs related to the drydocking of our vessels.  Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years).  Because drydocking charges can be material in any one period, we believe that the acceptable deferred method provides a better matching for the amortization of those costs over future revenue periods benefiting from the drydocking of our vessel.  We capitalize only those costs that are incurred to meet regulatory requirements or upgrades, or that add economic life to the vessel.  Normal repairs, whether incurred as part of the drydocking or not, are expensed as incurred  (See Note K – Deferred Charges and Acquired Contract Costs on Page F-16).

Deferred Financing Charges and Acquired Contract Costs
We amortize our deferred financing charges and acquired contract costs over the terms of the related financing agreements and contracts (See Note K – Deferred Charges and Acquired Contract Costs on Page F-16).

Self-Retention Insurance
      We maintain provisions for estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs.  Our policy is to establish self-insurance provisions for each policy year based on estimates from management, and to generally maintain the provisions at those levels for the estimated run-off period, approximately two years from the inception of that period.  We believe most claims will be reported, or estimates for existing claims will be revised, within this two-year period.  Subsequent to this two-year period, self-insurance provisions are adjusted to reflect our current estimate of loss exposure for the policy year.  However, if during this two-year period our estimate of loss exposure exceeds the actuarial estimate, then additional loss provisions are recorded to increase the self-insurance provisions to our estimate of the eventual claims’ settlement cost.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates (See Note E – Self-Retention Insurance on Page F-11).

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
The Jobs Creation Act, which first applied to us on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and our foreign flag shipping operations.  We made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under a new “tonnage tax” regime rather than under the usual U.S. corporate income tax regime (See Note G – Income Taxes  on Page F-13).

Foreign Currency Transactions
Certain of our revenues and expenses are converted into or denominated in foreign currencies, primarily Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso, Indian Rupee, Australian Dollar, and Japanese Yen.  All exchange adjustments are charged or credited to income in the year incurred. An exchange gain of $11,000 and $162,000 were recognized for the years ended December 31, 2007 and 2006, respectively.  An exchange loss of $74,000 was recognized for the year ended December 31, 2005.

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

Earnings Per Share
Basic and diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  All stock options outstanding have been exercised by December 31, 2007. Stock options outstanding during the year ended December 31, 2007 were included in the computation of diluted earnings per share.  Stock options covering 400,000 and 471,600  shares (See Note F – Employee Benefit Plans on Page F-12) were included in the computation of diluted earnings per share in the years ended December 31, 2006 and 2005, respectively.  In January of 2005, we issued convertible exchangeable preferred stock, which are convertible into our common stock.  The if-converted effect of this preferred stock is dilutive for years 2007 and 2006.

Derivative Instruments and Hedging Activities
      Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through Stockholders’ Investment in Other Comprehensive Income (Loss).  We recognize the fair market value of the hedge through earnings at the time of maturity, sale or termination of the hedge.  We currently employ, or have employed in the past, interest rate swap agreements, foreign currency contracts, and commodity swap contracts (See Note O – Fair Value of Financial Instruments and Derivatives on Page F-18).

Stock-Based Compensation
Prior to January 1, 2006, we accounted for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense is recognized for employee stock options issued under the Stock Incentive Plan if the exercise price of the options equals the market price of our stock on the date of grant (See Note F – Employee Benefit Plans  on Page F-12).
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
As permitted by Statement No. 123, we previously accounted for share-based payments to employees using APB Opinion No. 25 and as such no compensation expense has been recognized for employee options granted under the Stock Incentive Plan.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have an impact on our results of operations in future periods if we were to grant additional awards.  The future impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, there would have been no impact as described in the disclosure of pro forma net income and earnings per share.

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
In December of 2006, we adopted  SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end.  SFAS No. 158 does not change the determination of net periodic benefit cost included in net income or the measurement issues associated with benefit plan accounting.  For the period ended December 31, 2006, the effect of applying SFAS No. 158 on our financial position was an increase to recorded liabilities of $2,768,000, an increase to deferred tax assets of $8,000, and a decrease in Other Accumulated Comprehensive Income of $2,760,000.
The adjustment to initially apply SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” was incorrectly included as part of the comprehensive income classification in the statement of changes in stockholders’ investment in our 2006 annual financial statements.  This presentation has been corrected in our 2007 annual financial statements by separating the impact of adopting this FASB statement in the statement of changes in stockholders’ investment.

Other New Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Incomes Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for incomes taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN 48 on January 1, 2007 and the adoption had no effect on our consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial position and results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 155 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact, if any, that SFAS No. 159 will have on our financial position and results of operations.

NOTE B - PROPERTY

Rail-Ferry Service Assets
Our Rail-Ferry Service provides a unique combination of rail and water ferry service between the U.S. Gulf and Mexico.  The low operating profit margin generated by this service makes higher cargo volumes necessary to achieve meaningful levels of cash flow and profitability.  The capacity of the vessels operating in this service defines the maximum revenues and, in turn, the cash flow and gross profits that can be generated by our service.  Therefore, in 2005, we began making capital investments to essentially double the capacity of the service including the construction of second decks to be added to each of the ships.  Also in 2005, the State of Louisiana and City of New Orleans provided incentives to us to move our U.S. terminal operations from Mobile, Alabama to New Orleans.  We then began making improvements to the U.S. terminal in New Orleans necessary to utilize the second decks, which were previously scheduled to be completed and installed by October of 2005.  We also invested in a transloading and storage facility in New Orleans near the terminal and began making improvements to the terminal in Mexico.  Operations commenced from the New Orleans terminal on the Mississippi River Gulf Outlet (“MR-GO”) in June of 2005 with the double ramp necessary to utilize the second decks expected to be completed in October of that year.  The effects of Hurricane Katrina in 2005 necessitated the decision to move the operations back to Mobile, Alabama.  These events delayed the completion of the expansion project until the first half of 2007.  In the third quarter of 2007, the ships started operating with the second deck capacity.
The total cost of the second decks was approximately $25 million, and we have incurred those costs through December 31, 2007.  The installation of the second deck on the first vessel was completed at the end of May 2007, while installation of the second deck on the second vessel was completed at the end of July 2007.  The utilization of the second deck capacity is directly related to the terminal upgrades in Mobile, AL and Coatzacoalcos, Mexico.  Both terminal upgrades were substantially completed in July 2007 and became operational at that time.  The estimated cost of the Mobile terminal is approximately $27,000,000, of which $10,000,000 was funded by a grant from the State of Alabama. The remaining $17,000,000 was financed by the Alabama State Docks at below-market rates and will be repaid over the ten-year terminal lease.  We estimate that our share of the cost of the improvements to the Mexican terminal will be approximately $5,800,000.  We have a 49% interest in the company that owns the terminal in Mexico and 30% of the advances to that company for our share of the cost of the terminal are accounted for as capital contributions with the remaining 70% accounted for as a loan to that company.  Our investment in the trans-loading and storage facility company (RTI) was approximately $1,900,000, and we had also loaned $2,000,000 to our 50% partner in RTI.
During 2006, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” issued by the FASB, we recorded an impairment loss of $8,866,000 to write-down our net investment in our Rail-Ferry terminal located in New Orleans, Louisiana on the MR-GO.  That waterway was effectively closed for long-term deep draft shipping when Congress indefinitely suspended dredging.  This resulted in the need for us to relocate the U.S. operations of the Rail-Ferry Service during 2007 to Mobile, Alabama.  Our terminal lease with the Port of New Orleans was terminated during the second quarter of 2007, upon our transition to the Mobile terminal.  As of June 30, 2007, we wrote off both the cost of the New Orleans terminal of $17,000,000, funded by the State and City, which was recorded as a leasehold improvement and the reimbursements to us from the State and the City of $17,000,000 that were recorded as deferred credits, resulting in no effect on net income.
Our investment in the New Orleans terminal was funded with the proceeds from a New Market Tax Credit (NMTC) financing agreement.  Under the NMTC financing, the lender has the ability to utilize certain tax credits associated with profitable operations at that location.  With the relocation of the rail ferry service to Mobile, Alabama, the company was at risk to the lender for the value of the tax credits, which was estimated to be $5,400,000.  The lender has amended the original application to the Federal agency that oversees the NMTC issuance to include the Mobile terminal as eligible property for the usage of the tax credits.  As a result, the company is no longer at risk for the value of the tax credits.
In addition to the incentives for relocating our Rail Ferry Service’s terminal, the State of Alabama and the city and County of Mobile have provided incentives totaling $6,700,000 to the company to relocate the corporate headquarters from New Orleans to Mobile.  As of December 31, 2007, we have received $6,300,000 in incentive payments from the Alabama agencies.
In May of 2007, we reached an agreement to terminate the lease of our former corporate headquarters in New Orleans.  The cost of this termination was approximately $700,000, which was reported in administrative and general expenses in the second quarter of 2007.

LASH Liner Service Assets
The Board of Directors made the decision in the fourth quarter of 2006 to dispose of certain LASH Liner Service assets.  The decision was based on the belief that we could generate substantial cash flow and profit on the disposition of the assets, while improving our future operating results.  Accordingly, we sold our LASH Feeder vessel and 114 barges in the first quarter of 2007.  In the second quarter of 2007, the company concluded that its U.S. flag LASH service should be discontinued.  Accordingly, in the second quarter, we sold our one remaining U.S. flag LASH vessel and 111 LASH barges.  In the third quarter of 2007, the company elected to discontinue its International LASH service.  The one remaining LASH vessel and the remaining 235 barges were positioned for sale in the fourth quarter of 2007.  During the first two months of 2008, we sold the one remaining LASH vessel and the majority of LASH barges, with the remaining LASH barges under contract to be sold by the end of the first quarter of 2008.

Our U.S. flag LASH service and International LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to the second quarter 2007.  All financial information have been restated to remove the effects of both of these operations from “Continuing Operations”.
Throughout 2006, we were evaluating whether to continue to operate our intermodal terminal facility in Memphis, Tennessee, because the volume of cargo from our LASH liner services moving through that facility decreased as the cargo carried by those services declined.  In December of 2006, we terminated the lease of that facility and made a final payment of $1,900,000 in January 2007.

Gains and Losses on Sales of Assets
During 2007, we recognized a net gain on the sale of assets of $9,880,000 on the sale of the LASH feeder vessel and barges, and the U.S. flag LASH vessel and barges.  During 2006, we recognized a net gain on the sale of assets of $5,125,000 from the sale of one of our LASH vessels that had been operating in the International service and 130 LASH barges no longer needed for operations.  During 2005, we recognized a net gain on the sale of assets of $584,000 from the sale of 67 LASH barges no longer needed for operations.  In 2005, we also sold the assets associated with our over-the-road car transportation truck company, resulting in a loss on the sale of these assets of $769,000.

NOTE C - CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

In January of 2005, we issued 800,000 shares of 6% convertible exchangeable preferred stock, $1.00 par value, at a price of $50.00 per share.  The proceeds of the preferred stock offering, after deducting all associated costs, were $37,987,000.  As of December 31, 2007, all 800,000 shares of preferred stock were outstanding.  All of these shares were either redeemed or converted into shares of our common stock in the first quarter of 2008 (See Note T – Accumulated Other Comprehensive Income (Loss) on Page F-21).
Each share of the preferred stock had a liquidation preference of $50 per share and was convertible into shares of our common stock based on the initial conversion price of $20.00 per share.

On December 27, 2007 we announced, and on February 1, 2008 we completed the redemption of our 800,000 outstanding shares of 6% Convertible Exchangeable Preferred Stock.  In lieu of cash redemption, holders of 462,382 shares of the Preferred Stock elected to convert their shares into approximately 1,155,955 shares of our common stock. The remaining 337,618 outstanding shares of Preferred Stock were retired for cash (including accrued and unpaid dividends to, but excluding, the redemption date), pursuant to the terms of the Preferred Stock. As a result, we no longer have any shares of the 6% Convertible Exchangeable Preferred Stock outstanding. The total cash payment for the redemption of the Preferred Stock including the accrued and unpaid dividends was $17,306,299.  We will have a charge to earnings of approximately $1.4 million in the first quarter of 2008 from the redemption of the Preferred Stock.

NOTE D – LONG-TERM DEBT

(All amounts in thousands)	Interest Rate			Total Principal Due
	December 31,	December 31,	Maturity	December 31,	December 31,
Description	2007	2006	Date	2007	2006
Unsecured:
Senior Notes – Fixed Rate	7.75%	7.75%	2007	$-	$39,979
Secured:
Notes Payable – Variable Rate*	6.3656%	6.3656%	2015	26,000	28,666
Notes Payable – Variable Rate*	4.8200%	4.82%	2012	13,720	13,860
Notes Payable – Variable Rate**	6.6219%	6.6219%	2013	59,261	66,729
Notes Payable – Variable Rate*	1.8713%	N/A	2010	44,223	-
Line of Credit	N/A	N/A	2009	-	-
				143,204	149,234
	Less Current Maturities			(12,681)	(50,250)
				$130,523	$98,984

*  We have interest rate swap agreements in place to fix the interest rates on our variable rate notes payable expiring in 2015 and 2012 at 4.41% and 5.17%, respectively.  After applicable margin adjustments, the effective interest rates on these notes payable are fixed at 5.41% and 4.67%, respectively. The swap agreements are for the same terms as the associated notes payable.
In September 2007, a subsidiary of the Company entered into a Senior Secured Japanese Yen (JPY) Term Loan Facility for JPY 5,000,000,000 to finance the acquisition of a 6400 PCTC vessel.  All payments will be made in JPY and will be recorded at current market value.  This facility is a JPY LIBOR based loan with an associated interest swap agreement that results in an actual interest rate of 2%.

** We have two interest rate swap agreements in place to fix the interest rate on two-thirds of our variable rate notes payable expiring in 2013 at 4.68% and 3.96%.  After applicable margin adjustments, the effective interest rates on the swapped portion of these notes payable are 5.93% and 5.21%, respectively.  These swap agreements will end in September 2010.
           We have entered into an interest rate swap agreement to fix the interest rate on the remaining one-third of our variable rate notes payable beginning in March 2008 at 3.46%.  After applicable margin adjustments, the effective interest rate on these notes payable is 4.585%.  This swap agreement will end in September 2013.

Our variable rate notes payable and our line of credit are secured by assets with an aggregate net book value of $161,873,000 as of December 31, 2007, and by a security interest in certain operating contracts and receivables.
The aggregate principal payments required as of December 31, 2007, for each of the next five years are $12,681,000 in 2008, $12,649,000 in 2009, $48,440,000 in 2010, $10,590,000 in 2011, and $22,980,000 in 2012.
During 2006, we retired $12,525,000 of the 7¾% Notes all of which were at a premium.  In 2005, we retired $18,500,000 of the 7¾% Senior Notes of which $17,000,000 was at a discount and the remaining $1,500,000 was at a premium.  We also retired certain other outstanding debt prior to maturity.  Upon retirement of this indebtedness, we recorded a net Loss on Early Extinguishment of Debt for the years ended December 31, 2006 and 2005 of approximately $248,000 and $68,000, respectively.  In October of 2007, we retired the remaining obligations of the 7 ¾% Senior Notes.
In August 2007, we reduced our $50 million credit facility to $35 million.  As of December 31, 2007, we had $6.3 million of our $35 million revolving credit facility, which expires in December of 2009, pledged as collateral for letters of credit.  The remaining $28.7 million of that credit facility was available as of December 31, 2007.  Associated with this credit facility is a commitment fee of .5% per year on the undrawn portion of this facility.
Most of our debt agreements, among other things, impose defined minimum working capital and net worth requirements, impose leverage requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.  As of December 31, 2007, we met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios, and believe we will continue to meet these requirements throughout 2008, although we can give no assurance to that effect.
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

NOTE E – SELF-RETENTION INSURANCE

We are self-insured for Hull and Machinery claims in excess of $150,000 for each accident and Loss of Hire claims in excess of 14 days, up to an aggregate stop loss amount of $2,000,000 per policy year.  Once aggregate claims exceed $2,000,000, we have third party coverage for additional claims with deductible levels of $150,000 per incident for Hull and Machinery and 14 days for Loss of Hire.  The estimate of our self-insurance exposure for the policy year beginning June 27, 2007 was the maximum amount of $1,100,000.
Protection and Indemnity claims, including cargo and personal injury claims, are not included in our self-retention insurance program.  We have third party insurance coverage for these claims with deductible levels ranging from $100,000 to $500,000 per incident depending on vessel type.  Our estimates of exposure for claims under these deductible levels is approximately $2,250,000 for the policy year beginning February 20, 2007.
The current and non-current liabilities for self-insurance exposure and for claims under the deductible levels were $1,754,000 and $4,328,000, respectively, for the year ended December 31, 2007.  The current and non-current liabilities were $2,868,000 and $3,346,000, respectively, for the year ended December 31, 2006.

NOTE F – EMPLOYEE BENEFIT PLANS

Pension and Postretirement Benefits
Our defined benefit retirement plan covers all full-time employees of domestic subsidiaries who are not otherwise covered under union-sponsored plans.  The benefits are based on years of service and the employee’s highest sixty consecutive months of compensation.  Our funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation.  Plan assets consist primarily of investments in equity and fixed income mutual funds and money market holdings.  The target asset allocation range is 40% in fixed income investments and 60% in equity investments.  The asset allocation on December 31, 2007 was 38.96% in fixed income investments and 61.04% in equity investments.  The asset allocation on December 31, 2006 was 37.6% in fixed income investments and 62.4% in equity investments.  The plan’s prohibited investments include selling short, commodities and futures, letter stock, unregistered securities, options, margin transactions, derivatives, leveraged securities, and International Shipholding Corporation securities, unless held in a commingled or mutual fund.  The plan’s diversification strategy includes limiting equity securities in any single industry to 25% of the equity portfolio market value, limiting the equity holdings in any single corporation to 10% of the market value of the equity portfolio, and diversifying the fixed income portfolio so that no one issuer comprises more than 10% of the aggregate fixed income portfolio, except for issues of the U.S. Treasury or other Federal Agencies.  The plan’s assumed future returns are based primarily on the asset allocation and on the historic returns for the plan’s asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.  As of December 31, 2007, the plan has assets of $23,299,000 and a projected pension obligation of $23,063,000.
Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents.  The measurement date for both plans is December 31.  The following table sets forth the plans’ changes in the benefit obligations and fair value of assets and a statement of the funded status:

(All amounts in thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$23,684	$23,323	$8,048	$9,164
Service Cost	616	676	25	63
Interest Cost	1,347	1,312	439	453
Actuarial (Gain) Loss	(1,057)	12	(38)	(919)
Benefits Paid and Expected Expenses	(1,138)	(1,045)	(620)	(586)
Curtailments	(409)	(604)	(587)	(127)
Special Termination Benefits	20	10	-	-
Benefit Obligation at End of Year	$23,063	$23,684	$7,267	$8,048

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$22,432	$20,330	$-	$-
Actual Return on Plan Assets	1,399	2,393	-	-
Employer Contribution	600	750	620	586
Benefits Paid and Actual Expenses	(1,132)	(1,041)	(620)	(586)
Fair Value of Plan Assets at End of Year	$23,299	$22,432	$-	$-

Funded Status	$236	$(1,252)	$(7,267)	$(8,048)

Key Assumptions
Discount Rate	6.25%	5.75%	6.25%	5.75%
Rate of Compensation Increase	5.00%	5.00%	N/A	N/A

The accumulated benefit obligation for the pension plan was $20,314,000 and $20,548,000 at December 31, 2007 and 2006, respectively.

    The following table shows amounts recognized in accumulated other comprehensive income:

(All amounts in thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006
Prior Service Cost	$-	$-	$91	$143
Net Loss	(1,217)	(2,381)	96	(530)
	$(1,217)	$(2,381)	$187	$(387)

The following table provides the components of net periodic benefit cost for the plans:

(All amounts in thousands)	Pension Plan			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost
Service Cost	$616	$676	$668	$25	$63	$90
Interest Cost	1,347	1,311	1,248	439	453	536
Expected Return on Plan Assets	(1,719)	(1,534)	(1,440)	-	-	-
Amortization of Prior Service Cost	-	-	-	(14)	(22)	(22)
Amortization of Net Actuarial Loss	12	162	212	-	-	131
Net Periodic Benefit Cost	256	615	688	450	494	735
Special Termination Benefits	20	10	-	-	-	-
Curtailment Gain	-	-	-	(38)	(45)	-
Net Periodic Benefit Cost After Special Termination Benefits and Curtailment Gain	$276	$625	$688	$412	$449	$735

Key Assumptions
Discount Rate	5.75%	5.75%	5.50%	6.25%	5.75%	5.50%
Expected Return on Plan Assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of Compensation Increase	5.00%	5.00%	5.00%	N/A	N/A	N/A

For measurement purposes, the health cost trend was assumed to be 8.5% and the dental care cost trend rate was assumed to be 5% for all years. The health cost trend is decreasing steadily by ..50 per year over the next seven years to a long-term rate of 5%. For employees over 65, the health cost trend was assumed to be 10.5% and the dental care cost trend was assumed to be 5% for all years.  The health cost trend is decreasing steadily by .50% per year over the next eleven years to a long-term rate of 5%.  A one percent change in the assumed health care cost trend rates would have the following effects:

(All amounts in thousands)	1% Increase	1% Decrease
Change in total service and interest cost components
for the year ended December 31, 2007	$43	$(36)
Change in postretirement benefit obligation as of December 31, 2007	675	(581)

The following table provides the expected future benefit payments as of December 31, 2007:
(All amounts in thousands)
Fiscal Year Beginning	Pension Plan	Postretirement Benefits
2008	$1,197	$540
2009	1,233	552
2010	1,294	577
2011	1,378	593
2012	1,412	593
2013-2017	7,938	2,848

We continue to evaluate ways in which we can better manage these benefits and control the costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of reported obligation and annual expense.
Crew members on our U.S. flag vessels belong to union-sponsored pension plans.  We contributed approximately $2,499,000, $2,353,000, and $1,988,000 to these plans for the years ended December 31, 2007, 2006, and 2005, respectively.  These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members.  Information from the plans’ administrators is not available to permit us to determine whether there may be unfunded vested benefits.
In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 (“Act”) was signed into law.  In addition to including numerous other provisions that have potential effects on an employer’s retiree health plan, the Act includes a special subsidy beginning in 2006 for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit.  In May of 2004, the FASB Drug, Improvements, and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits.  We have determined that our plan is actuarially equivalent and as such we qualify for this special subsidy.  The effect of our future savings from this law reduced the December 31, 2005 estimate of our accumulated postretirement benefit obligation by approximately $2.3 million, which was recorded in the net actuarial gain for 2005.  The new law also resulted in a decrease in our annual net periodic benefit cost for periods beginning January 1, 2005.

401(k) Savings Plan
We provide a 401(k) tax-deferred savings plan to all full-time employees. We match 50% of the employee’s first $2,000 contributed to the plan annually.  We contributed $110,000, $108,000 and $107,000 to the plan for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock Incentive Plan
In April of 1998, we established a stock-based compensation plan, the Stock Incentive Plan (the “Plan”). The purpose of the Plan is to increase shareholder value and to advance the interest of the Company by furnishing a variety of economic incentives designed to attract, retain, and motivate key employees and officers and to strengthen the mutuality of interests between such employees, officers, and our shareholders.  Incentives consist of opportunities to purchase or receive shares of common stock in the form of incentive stock options, non-qualified stock options, restricted stock, or other stock-based awards.  Under the Plan, we may grant incentives to our eligible Plan participants for up to 650,000 shares of common stock.  The exercise price of each option equals the market price of our stock on the date of grant.  In July of 1999, options to purchase 475,000 shares of common stock were granted to certain qualified participants at an exercise price of $14.125 per share.  The stock options were due to expire on April 14, 2008.  All options vested immediately upon the grant date and were immediately exercisable.  No options were granted during 2007, 2006, or 2005.  A total of 400,000, 32,900 and 3,400 options were exercised in 2007, 2006, and 2005 respectively, and 38,700 options were forfeited during 2006.

Life Insurance
We have agreements with two former Chairmen of the Company whereby their estates will be paid approximately $822,000 and $626,000, respectively, upon death.  We reserved amounts to fund a portion of these death benefits, which amount to $822,000, and hold an insurance policy to cover the remaining liability.  The cash surrender value of the insurance policy was approximately $74,000 and $93,000 as of December 31, 2007 and 2006, respectively.

NOTE G - INCOME TAXES

     Under previous United States tax law, U.S. companies and their domestic subsidiaries generally have been taxed on all income, including in our case, income from shipping operations, whether derived in the United States or abroad.  With respect to any foreign subsidiary in which we hold more than a 50 percent interest (referred to in the tax laws as a controlled foreign corporation, or “CFC”), we were treated as having received a current taxable distribution of our pro rata share of income derived from foreign shipping operations.
The American Jobs Creation Act, which became effective for us on January 1, 2005, changed the United States tax treatment of our U.S. flag vessels and our foreign flag shipping operations operating in CFCs.  In December of 2004, we made an election under the Jobs Creation Act to have our U.S. flag operations (other than those of two ineligible vessels used exclusively in United States coastwise commerce) taxed under a new “tonnage tax” regime rather than under the usual U.S. corporate income tax regime.  As a result of that election, our gross income and taxable income for United States income tax purposes with respect to our eligible U.S. flag vessels will not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of our qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.
Under the tonnage tax regime, our taxable income with respect to the operations of our eligible U.S. flag vessels will instead be based on a “daily notional taxable income,” which are taxed at the highest corporate income tax rate.   In 2007, we had taxable income of $324,000 on vessels qualifying under the tonnage tax regime as compared to taxable income of $11,099,000 that would have been subject to the U.S. corporate income tax regime prior to the election.
Under the Jobs Creation Act, the taxable income from shipping operations of the Company’s CFCs will generally no longer be subject to current United States income tax but will be deferred.  In December of 2004, we established a valuation allowance of $4,330,000 on the net deferred tax asset associated with the foreign deficit carry-forwards that were no longer supportable as a result of the Jobs Creation Act, the impact of which is included in our deferred tax provision.  We were able to release $417,000, $3,177,000, and $736,000 of the valuation allowance during 2007, 2006, and 2005, respectively.  This reduction of the valuation allowance is attributed to our CFCs generation of earnings not subject to U.S. taxation during 2007.  Since those earnings are not subject to U.S. taxation, the earnings can be used to offset foreign deficits.  None of the valuation allowance remains at December 31, 2007.
      Our Federal income tax returns are filed on a consolidated basis and include the results of operations of our wholly-owned U.S. subsidiaries.  Pursuant to the Tax Reform Act of 1986, the recognition of earnings of foreign subsidiaries, which were $1,817,000 in 2007, $13,933,000 in 2006, and $159,000 in 2005, has been included in our federal tax provision calculations.  No foreign tax credits are expected to be utilized on the federal return as of December 31, 2007.

Components of the net deferred tax liability/(asset) are as follows:

	December 31,
(All amounts in thousands)	2007 2006

Deferred Liabilities:
Fixed Assets	$23,628	$24,044
Deferred Charges	2,338	2,338
Unterminated Voyage Revenue/Expense	72	72
Other Liabilities	6,570	5,926
Total Liabilities	32,608	32,380
Deferred Assets:
Insurance and Claims Reserve	471	471
Post-Retirement Benefits	(401)	(395)
Alternative Minimum Tax Credit	(4,577)	(4,577)
Net Operating Loss/Carryforward/Unutilized Deficit	(15,602)	(12,242))
Valuation Allowance	-	417
Worker Retention Credit	(293)	(293)
Other Assets	(3,142)	(3,991)
Total Assets	(23,544	(20,610)
Total Deferred Tax Liability, Net	$9,064	$11,770

The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate –expense (benefit):

                                                                               Year Ended December 31,
	2007	2006	2005
Statutory Rate	35.00%	35.00%	35.00%
State Income Tax	2.26%	0.03%	1.27%
Effect of Tonnage Tax Rate	(50.00%)	(20.99%)	(169.93%)
Foreign Earnings-Indefinitely Reinvested	(26.39%)	-	-
Foreign Income Taxes	12.90%	-	81.04%
Jobs Creation Act	-	-	(19.37%)
Employee Retention Credit	-	-	(16.21%)
Change in Valuation Allowance	(10.92%)	(11.92%)	28.19%
Permanent Differences and Other, Primarily Non-Deductible Expenditures	1.36%	5.02%	(16.20%)
	(35.79%)	7.14%	(43.81%)

Foreign income taxes of $492,000, $544,000 and $461,000 are included in our consolidated statements of income in the Provision for Income Taxes for the years ended December 31, 2007, 2006, and 2005, respectively.  We pay foreign income taxes in Indonesia.
For U.S. federal income tax purposes, in 2007, we generated $9,598,000 in net operating loss carryforwards (“NOLs”), which will be added to the previous carryforward of $2,845,000.  The balance at December 31, 2007 of approximately $12,443,000, if not used, will expire in 2022 through 2026.  We also have approximately $6,823,000 of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, we have NOLs of approximately $15,754,000 available to reduce future state taxable income.  These NOLs expire in varying amounts beginning in year 2010 through 2021.
Total income from continuing operations before (benefit) provision for income taxes and equity in net income of unconsolidated entities is reported at $3,827,000, $11,190,000 and $2,016,000 for 2007, 2006 and 2005, respectively. Income (loss) from continuing U.S. operations was $5,900,000, ($6,291,000) and $3,778,000 and income (loss) from continuing foreign operations was $8,947,000, $17,481,000 and ($1,762,000) for 2007, 2006 and 2005, respectively.
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainity in Income Taxes- an interpretation of FASB Statement No. 109.”  FIN 48 provides guidance on the measurement and recognition in accounting for income tax uncertainties.  We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the adoption, we recognized no adjustment to the liability for income tax benefits that existed as of December 31, 2006.
It is our policy to recognize interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively.
We file income tax returns in the U.S. federal and various state and foreign jurisdictions.  The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction.  Our U.S. income tax returns for 2004 and subsequent years remain open to examination.
We had approximately $1.1 million of unrecorded tax benefits at January 1, 2007.  Approximately $0.3 million of additional unrecorded tax benefits resulted from tax positions taken during the current year, totaling  approximately $1.4 million of unrecorded tax benefits at December 31, 2007.  All of this amount would impact our effective tax rate if recognized.

A reconciliation of the total amounts of unrecognized tax benefits follows:

Total unrecognized tax benefits as of January 1, 2007	$1,051
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during a prior year	-
Tax positions taken during the current year	349
Settlements with taxing authorities	-
Lapse of applicable statute of limitations	-
Total unrecognized tax benefits as of December 31, 2007	$1,400

NOTE H – TRANSACTIONS WITH RELATED PARTIES

We own a 50% interest in RTI Logistics L.L.C. (“RTI”) (See Note M – Unconsolidated Entities on Page F-17).  At December 31, 2007, we had two long-term receivables of $2,000,000 and $310,000, respectively, due from RTI.  The long-term portion of both of these receivables is included in Due from Related Parties.  Interest income on the $2,000,000 receivable is earned at the rate of 5% per year for seven years.  A total of $20,000 was repaid in 2007 on this receivable.  Interest income on the $310,000 receivable is earned at the rate of 6% per year, and the receivable along with interest income is payable on demand.
We own a 49% interest in Terminales Transgolfo  (“TTG”) (See Note M – Unconsolidated Entities  on Page F-17).  At December 31, 2007, we had a long-term receivable of $2,355,000 due from TTG.  The long-term portion of this receivable is included in Due from Related Parties.  Interest income on this receivable is earned at the rate of 7.5% per year for seven years.
        A son of one of our Directors serves as our Secretary and is a partner in the law firm of Jones, Walker, Waechter, Poitevent, Carrere and Denegre, which has represented us since our inception.  Another son of one of our Directors serves as our Assistant Secretary and is a partner in the same law firm and serves on their Board of Directors.  Fees paid to the firm for legal services rendered to us were approximately $735,000, $886,000, and $1,633,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Amounts of $20,000 and $3,000 were due to the legal firm at December 31, 2007 and 2006, respectively, which were included in Accounts Payable and Accrued Liabilities.

NOTE I - COMMITMENTS AND CONTINGENCIES

Commitments
As of December 31, 2007, 21 vessels that we own or operate were under various contracts extending beyond 2007 and expiring at various dates through 2019.  Certain of these agreements also contain options to extend the contracts beyond their minimum terms.
Approximately $6,341,000 of our $35,000,000 line of credit is maintained to cover standby letters of credit required on certain of our contracts.
In 2007, we entered into a memorandum of agreement to sell our last remaining LASH vessel along with 83 LASH barges in the first quarter of 2008 and as of December 31, 2007, the book value of those assets is included in assets held for disposal.
We have made certain commitments in connection with the expansion of the Rail-Ferry Service discussed in Note B, including the construction of a terminal in Mobile, and improvements to a terminal in Mexico.  The estimated total cost of the Mobile terminal is approximately $27 million, of which $10 million was funded by the State of Alabama.  The remaining $17 million will be financed by the Alabama State Docks at below-market rates and repaid by us over the ten-year terminal lease.
On September 21, 2007, our wholly-owned subsidiary, East Gulf Shipholding, Inc. (“EGS”), entered into a SHIPSALES contract to purchase one 6400 CEU Newbuilding PCTC.  Upon signing of the agreement, East Gulf Shipholding paid an initial 20% installment of approximately $13.7 million.  The next two installments of 10% each are due upon keel-laying of the Vessel and launching of the Vessel, both of which are projected due in 2009.  The final payment of 60% is due upon delivery of the vessel, scheduled for 2010.  The initial installment amount was recorded as Vessel, Property & Other Equipment on the balance sheet and will not begin depreciating until the vessel is placed in service.

Contingencies
In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters.  While we believe that we have meritorious defenses against these claims, our management has used significant estimates in determining our potential exposure.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  As is true of all estimates based on historical experience, these estimates are subject to some volatility.  However, because our total exposure is limited by our aggregate stop loss levels (see Note E on Page F-11 for further discussion of our self-retention insurance program), we believe that our exposure is within our estimated levels.  Where appropriate, we have recorded provisions, included in Other Long-Term Liabilities: Other, to cover our potential exposure and anticipated recoveries from insurance companies, included in Other Assets.  Although it is difficult to predict the costs of ultimately resolving such issues, we have determined that our current insurance coverage is sufficient to limit any additional exposure to an amount that would not be material to our financial position.  Therefore, we do not expect such changes in these estimates to have a material effect on our financial position or results of operations.
We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure.  Our current overall exposure to the numerous lawsuits in question, after considering insurance coverage for these claims, has been estimated by our lawyers and internal staff to be approximately $280,000.  We believe those estimates are reasonable and have established reserves accordingly.  Our reserves for these lawsuits as of December 31, 2007 and 2006 were approximately $350,000.  There is a reasonable possibility that there will be additional claims associated with occupational diseases asserted against us. However, we do not believe that it is reasonably possible that our exposure from those claims will be material because (1) the lawsuits filed since 1989 claiming damages related to occupational diseases in which we have been named as a defendant have primarily involved seamen that served on-board our vessels and the number of such persons still eligible to file a lawsuit against us is diminishing and (2) such potential additional claims, if pursued, would be covered under an indemnification agreement with a previous owner of one of our subsidiaries and/or under one or more of our existing insurance policies with deductibles ranging from $2,500 to $25,000 per claim. (See Note T – Accumulated Other Comprehensive Income (Loss) on Page F-21).

NOTE J - LEASES

Direct Financing Leases
In 2007, we entered into a direct financing lease of a U.S. flag PCTC expiring in 2010; in 2005, we entered into a direct financing lease of a U.S. flag PCTC expiring in 2015; and, in 1999, we entered into a direct financing lease of a foreign flag PCTC expiring in 2019.  The schedule of future minimum rentals to be received under these direct financing leases in effect at December 31, 2007, is as follows:

(All amounts in thousands)	Receivables Under Financing Leases
Year Ended December 31,
2008	$17,422
2009	16,766
2010	52,878
2011	13,097
2012	13,117
Thereafter	60,055
Total Minimum Lease Payments Receivable	173,335
Estimated Residual Values of Leased Property	8,051
Less Unearned Income	(66,787)
Total Net Invetment in Direct Financing Leases	114,599
Current Portion	(7,391)
Long-Term Net Investment in Direct Financing Leases	$107,208

The schedule of future minimum rentals to be received under the direct financing leases in effect at December 31, 2006, was as follows:

Receivables Under
(All amounts in thousands)	Financing Leases
Year Ended December 31,
2007	$14,077
2008	14,099
2009	13,498
2010	13,112
2011	13,097
Thereafter	73,171
Total Minimum Lease Payments Receivable	141,054
Estimated Residual Value of Leased Property	8,052
Less Unearned Income	(74,209)
Total Net Investment in Direct Financing Leases	74,897
Current Portion	(4,400)
Long-Term Net Investment in Direct Financing Leases	$70,497

Operating Leases
During 2001, we entered into two sale-leasebacks, covering one of our U.S. flag PCTCs and one of our foreign flag PCTCs for terms of 12 years and 15 years, respectively.  During 2007, we entered into a sale-leaseback covering our U.S. flag molten sulphur carrier for a term of 10 years. These leases are classified as operating leases, and the gains on these sale-leasebacks were deferred and are being recognized over the term lives of the leases.  We renegotiated a capital lease agreement for one of our U.S. flag PCTCs in December of 2001 and subsequently reclassified the lease as an operating lease with a term of 10 years.  This reclassification also resulted in a gain that was deferred and is being recognized over the remaining term life of the lease.  The vessels under these leases are operated under fixed charter agreements covering the terms of the respective leases.
During 2002, we entered into a sale-leaseback of a LASH vessel resulting in an operating lease with a term of 5 years.  During 2006, we purchased this LASH vessel thereby terminating the lease agreement. We have subsequently sold this vessel (See Note B – Property  on Page F-10).
Our operating lease agreements have fair value renewal options and fair value purchase options.  Most of these agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.
We also conduct certain of our operations from leased office facilities under operating leases expiring at various dates through 2026.  In April of 2007, we moved our corporate headquarters to the new RSA Battlehouse Tower in Mobile, AL. The lease for this building is twenty years.  In May of 2007, we reached an agreement to terminate the lease of our former corporate headquarters in New Orleans, LA. The cost of termination was approximately $700,000, which was reported in administrative and general expenses in the second quarter of 2007.
In addition to those operating leases with terms expiring after December 31, 2007, we also operated certain vessels under short-term operating leases during 2007.
Rent expense related to all of our operating leases totaled approximately $31,886,000, $30,704,000 and $27,063,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2007:

	Payments Under Operating Leases
(All amounts in thousands)	U.S. Flag Vessels	Foreign Flag Vessels	Other Leases	Total
Year Ended December 31,
2008	$9,094	$6,340	$732	$16,166
2009	8,797	6,340	474	15,611
2010	8,203	6,340	490	15,033
2011	8,203	6,340	499	15,042
2012	8,203	6,340	499	15,042
Thereafter	19,257	22,719	9,614	51,590

Total Future Minimum Payments	$61,757	$54,419	$12,308	$128,484

NOTE K - DEFERRED CHARGES AND ACQUIRED CONTRACT COSTS

Deferred charges and acquired contract costs are comprised of the following:

	December 31,	December 31,
(All amounts in thousands)	2007	2006
Drydocking Costs	$13,062	$12,915
Financing Charges and Other	2,275	1,662
Acquired Contract Costs	3,274	4,729
	$18,611	$19,306

The Acquired Contract Costs represent the portion of the purchase price paid for Waterman Steamship Corporation applicable to that company’s three U.S. flag RO/RO vessels under maritime prepositioning ship contract agreements, which expire in 2009 and 2010.  The amortization expense for each of the years ended December 31, 2007 and 2006 was $1,455,000.  The estimated annual amortization expense is $1,455,000 for 2008 and 2009, and $364,000 for 2010.
Only those costs, that are incurred to meet regulatory requirements or upgrades, that add economic life to the vessel, are capitalized.  Normal repairs, whether incurred as part of the drydocking or not, are expensed as incurred.

NOTE L - SIGNIFICANT OPERATIONS

Major Customers
We have several medium to long-term contracts related to the operations of various vessels (See Note I – Commitments and Contingencies on Page F-15), from which revenues represent a significant amount of our total revenue.  Revenues from the contracts with the MSC were $32,387,000, $31,796,000 and $29,157,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
       We have six U.S. flag PCTCs, also under the MSP, which carry automobiles from Japan to the United States for a Japanese charterer.  Revenues, including MSP revenue, were $43,945,000, $44,908,000 and $39,756,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
      We have four foreign flag PCTCs under various contracts that transport automobiles from South Korea to the United States and Europe.  Revenues under these contracts were $23,645,000, $19,108,000 and $15,287,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
      All of the aforementioned revenues are included in our Time Charter segment.
     We have two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  Revenues from this service were $21,235,000, $18,427,000 and $11,051,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Revenues from these two Special Purpose vessels are included in our Rail-Ferry segment.

Concentrations
A significant portion of our traffic receivables is due from contracts with the MSC and transportation of government sponsored cargo.  There are no concentrations of receivables from customers or geographic regions that exceed 10% of stockholders’ investment at December 31, 2007 or 2006.
With only minor exceptions related to personnel aboard certain foreign flag vessels, all of our shipboard personnel are covered by collective bargaining agreements under multiple unions.  The percentage of the Company’s total work force that is covered by these agreements is approximately 73.1%.  One of these contracts representing 8% of our workforce expires on December 31, 2008.

Geographic Information
We have operations in several principal markets, including international service between the U.S. Gulf and East Coast ports and ports in Mexico and Far East, and domestic transportation services along the U.S. Gulf and East Coast.  Revenues attributable to the major geographic areas of the world are presented in the following table.  Revenues for the Time Charter Contracts, Contract of Affreightment, Rail-Ferry Service, and Other are assigned to regions based on the location of the customer.  Because we operate internationally, most of our assets are not restricted to specific locations.  Accordingly, an allocation of identifiable assets to specific geographic areas is not applicable.

	Year Ended December 31,
(All Amounts in Thousands)	2007	2006	2005
United States	$101,638	$96,786	$94,300
Asian Countries	74,091	69,197	62,191
Rail-Ferry Service Operating Between U.S. Gulf and Mexico	21,235	18,428	11,051
Other Countries	146	1,053	1,249
Total Revenues	$197,110	$185,464	$168,791

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

Time Charter Contracts: Time charters are contracts by which our charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel.  Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Our Time Charter Contracts include contracts with Far Eastern shipping companies for ten PCTCs, with an electric utility for a conveyor-equipped, self-unloading Coal Carrier, and with a mining company providing ocean transportation services at its mine in Papua, Indonesia.  Also included in this segment are contracts under which the MSC charters three RO/ROs that are under an operating contract, and contracts with another shipping company for two container vessels.

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

        Rail-Ferry Service: This service uses our two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  Each vessel currently has a capacity for 113 standard size rail cars.  With departures every four days from Coatzacoalcos, Mexico and the U.S. Gulf, it offers with each vessel a three-day transit between these ports and provides a total of 90 trips per year in each direction when both ships are operating.

Other: This segment consists of operations that include more specialized services than the above-mentioned three segments and ship charter brokerage and agency services.  Also included in the Other category are corporate related items, results of insignificant operations, and income and expense items not allocated to reportable segments.

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

	Time Charter		Rail-Ferry
(All amounts in thousands)	Contracts	COA	Service	Other	Total
2007
Revenues from External Customers	$157,333	$16,652	$21,235	$1,890	$197,110
Intersegment Revenues (Eliminated)	-	-	-	14,245	14,245
Intersegment Expenses (Eliminated)	-	-	-	(14,245)	(14,245)
Voyage Expenses	116,825	10,940	18,406	841	147,012
Depreciation and Amortization	23,231	2,046	5,223	601	31,101
Gross Voyage Profit (Loss)	25,198	4,100	(1,566)	1,044	28,776
Interest Expense	7,122	625	2,172	(157)	9,762
Gain on Sale of Other Assets	-	-	-	12	12
Segment Profit (Loss)	18,076	3,475	(3,738)	1,213	19,026
Segment Assets	242,202	4,946	102,988	1,326	351,462
Expenditures for Segment Assets	32,620	3,932	12,630	16,700	65,882
2006
Revenues from External Customers	$148,581	$16,081	$18,427	$2,375	$185,464
Intersegment Revenues (Eliminated)	-	-	-	13,582	13,582
Intersegment Expenses (Eliminated)	-	-	-	(13,582)	(13,582)
Voyage Expenses	106,255	9,522	19,734	1,967	137,478
Depreciation and Amortization	18,267	2,744	4,598	86	25,695
Impairment Loss	-	-	(8,866)	-	(8,866)
Gross Voyage Profit (Loss)	28,517	4,142	(14,002)	397	19,054
Interest Expense	7,562	1,399	2,154	32	11,147
Segment Profit (Loss)	20,955	2,743	(16,156)	365	7,907
Segment Assets	184,659	32,468	83,082	14,312	314,521
Expenditures for Segment Assets	6,990	-	16,429	6,812	30,231
2005
Revenues from External Customers	$138,177	$16,693	$11,051	$2,870	$168,791
Intersegment Revenues (Eliminated)	-	-	-	12,614	12,614
Intersegment Expenses (Eliminated)	-	-	-	(12,614)	(12,614)
Voyage Expenses	99,394	9,584	14,205	1,924	125,107
Depreciation and Amortization	17,822	2,747	5,008	39	25,616
Gross Voyage Profit (Loss)	25,853	4,692	(6,684)	928	24,789
Interest Expense	6,760	1,260	1,812	(206)	9,626
Segment Profit (Loss)	19,093	3,432	(8,496)	1,134	15,163
Segment Assets	194,575	35,202	90,578	23,855	344,210
Expenditures for Segment Assets	1,038	-	35,036	3,969	40,043

In 2007, we elected to discontinue our U.S. flag LASH service and our International LASH service.  Those services were reported in the Liner Services segment in previous periods.  Financial information for all periods presented have been restated to remove the effects of those operations from the Liner Services segment to reflect the reclassification from continuing to discontinued operations.

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All amounts in thousands)	Year Ended December 31,
Profit or Loss:	2007	2006	2005
Total Profit for Reportable Segments	$19,026	$7,907	$15,163
Unallocated Amounts:
Administrative and General Expenses	(18,158)	(17,609)	(14,685)
Gain on Sale of Investment	352	23,058	287
Investment Income	2,592	1,397	1,111
Loss on Early Extinguishment of Debt	-	(248)	(68)
Income from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net
Income of Unconsolidated Entities	$3,812	$14,505	$1,808

	December 31,	December 31,
Assets:	2007	2006
Total Assets for Reportable Segments	$351,462	$314,521
Unallocated Amounts:
Current Assets	61,843	90,998
Investment in Unconsolidated Entities	16,326	12,409
Due from Related Parties	5,897	4,015
Other Assets	5,127	6,099
Total Assets	$440,655	$428,042

NOTE M - UNCONSOLIDATED ENTITIES

The Company’s policy is to use the equity method of accounting for investments in entities in which it holds a 20% to 50% voting interest and in which it cannot exercise significant influence over operating and financial activities.  Under the equity method, the initial investment is recorded at cost, increased or decreased periodically by the Company’s portion of earnings or losses of the entity, and decreased by any dividends declared by the entity.  The Company’s portion of earnings is recognized, net of taxes, through earnings.

Bulk Carriers
In 2003, we acquired a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk”) for $3,479,000, which currently owns two Capesize Bulk Carriers and two Panamax Bulk Carriers.  The two Panamax-Size Bulk Carriers were acquired by Dry Bulk during 2005.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  For the years ended December 31, 2007, 2006 and 2005, our portions of earnings net of taxes were $6,659,000, $4,131,000 and $1,953,000, respectively.  We received dividends of $4,400,000, $800,000 and $2,500,000 in 2007, 2006 and 2005, respectively.
In January of 2005, we were granted an option to purchase an additional 1% of Dry Bulk.  The other unaffiliated 50% owner of Dry Bulk was granted a similar option.

The unaudited condensed financial position and results of operations of Dry Bulk are summarized below:

	December 31,	December 31,
(All amounts in thousands)	2007	2006
Current Assets	$6,783	$5,351
Noncurrent Assets	$119,129	$111,300
Current Liabilities	$525	$8,143
Noncurrent Liabilities	$102,146	$90,047

	Year Ended December 31,
(All amounts in thousands)	2007	2006	2005
Operating Revenues	$30,778	$25,174	$15,277
Operating Income	$18,959	$13,846	$9,118
Net Income	$12,699	$7,089	$6,448

Terminal Management Company
In 2000, we acquired a 50% interest in Terminales Transgolfo (“TTG”) for $228,000, which operates a terminal in Coatzacoalcos, Mexico, utilized by our Rail-Ferry Service.  During 2005, the other unaffiliated 50% owner of TTG acquired 1% of our 50% interest in TTG.   As of December 31, 2007, we have a 49% interest in TTG.  In 2006, TTG began making improvements to the terminal in Mexico to accommodate the second decks that were added to the two vessels operating in our Rail-Ferry Service during the first half of 2007.  We are funding 49% of the cost of the terminal improvements, of which 30% is a capital contribution and is reported as an investment in unconsolidated entities.  The remaining 70% is a loan to TTG (see Note H – Transactions with Related Parties  on Page F-15).  As of December 31, 2007, we had made capital contributions of $1,004,000 associated with funding improvements to the terminal.  The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  No distributions were made during 2007, 2006 and 2005.  As of December 31, 2007 and 2006, TTG owed us $2,355,000 and $2,217,000, respectively. (see Note H – Transactions with Related Parties  on Page F-15).

Transloading and Storage Facility Company
In 2005, we acquired a 50% interest in RTI Logistics L.L.C. (“RTI”), which owns a transloading and storage facility that is used in our Rail-Ferry Service for $1,587,000.  We purchased our shares from a former owner at a premium, which resulted in a difference of approximately $973,000 between our investment in RTI and the underlying equity in net assets of the subsidiary.  Additional investments of approximately $386,000 were made in 2006. The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  The Company’s interest in the earnings from the date of this investment through December 31, 2007, was immaterial.  No distributions were made during 2007, 2006 and 2005.  We have also loaned funds to RTI, and as of December 31, 2007, 2006 and 2005, RTI owed the company $4,101,000, $2,135,000 and $2,000,000, respectively (see Note H – Transactions with Related Parties on Page F-15).

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
This investment was accounted for under the equity method, and our share of earnings or losses was reported in our consolidated statements of income net of taxes.  Our portion of the combined earnings of this investment, net of taxes, was $631,000 and $1,850,000 for the years ended December 31, 2006 and 2005 respectively.  The aggregate amount of consolidated retained earnings that represented undistributed earnings of this investment was approximately $3,000,000 at December 31, 2005.

NOTE N - SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(All amounts in thousands)	2007	2006	2005

Cash Payments:
Interest Paid	9,874	$10,949	$9603
Taxes Paid	$528	$557	$470

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The estimated fair values of our financial instruments and derivatives are as follows (asset/ (liability)):
                                                                                                                                                                            December 31,                                                                             December 31,
                                                                                            2007                                                                                           2006
	Carrying	Fair	Carrying	Fair
(All amounts in thousands)	Amount	Value	Amount	Value
Interest Rate Swap Agreements	$(1,428)	$(1,428)	$959	$959
Foreign Currency Contracts	$79	$79	$194	$194
Long-Term Debt	$(141,893)	$(141,893)	$(149,234)	$(149,508)

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Interest Rate Swap Agreements
We enter into interest rate swap agreements to manage well-defined interest rate risks.  During September of 2005, we entered into two interest rate swap agreements with two commercial banks to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  We are the fixed rate payor, and DnB NOR Bank is the floating rate payor for the first contract, and we are the fixed rate payor, and Deutsche Schiffsbank is the floating rate payor for the second contract.  The combined amount for both contracts totaled $26,000,000 and $28,666,000 at December 31, 2007 and 2006, respectively, and will expire in September of 2015.  The fixed rate was 4.41% at December 31, 2007 and 2006, and the floating rates were 5.20000% and 5.37063% at December 31, 2007 and 2006, respectively.  We have designated these interest rate swap agreements as effective hedges.  Settlements of these agreements are made quarterly and resulted in a decrease to interest expense of $256,000 in 2007, a decrease to interest expense of $204,000 in 2006, and an increase to interest expense of $37,000 in 2005.
During November of 2005, we entered into another interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  The contract amount totaled $13,720,000 and $13,860,000 at December 31, 2007 and 2006, respectively, and will expire in November of 2012.  We are the fixed rate payor, and Capital One, N.A. (formerly Hibernia National Bank) is the floating rate payor.  The fixed rate was 5.17% for 2007 and 2006, and the floating rate was 4.82% and 5.32% at December 31, 2007 and 2006, respectively.  We have designated this interest rate swap agreement as an effective hedge.  Settlements of this agreement are made monthly and resulted in a decrease to interest expense of $9,000, $18,000 and $11,000 in 2007, 2006 and 2005, respectively.
During September of 2007, we entered into two interest rate swap agreements with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rates available with the swaps.  The first contract amount totaled $19,754,000 at December 31, 2007, and will expire in September of 2010.  We are the fixed rate payor, and DnB NOR Bank ASA New York is the floating rate payor.  The fixed rate was 4.68% for 2007 and the floating rate was 5.19813% at December 31, 2007.  We have designated this interest rate swap agreement as an effective hedge.  Settlements of this agreement are made monthly and resulted in a decrease to interest expense of $28,000 in 2007. The second contract amount totaled Yen 5,000,000,000 at December 31, 2007, and will expire in September 2010. We are the fixed rate payor, and DnB NOR Bank ASA New York is the floating rate payor. The fixed rate was 1.15% for 2007 and the floating rate was 1.02125% at December 31, 2007. We have designated this interest rate swap agreement as an effective hedge. Settlements of this agreement are made quarterly and resulted in an increase to interest expense of Yen 2,127,566 ($19,045) in 2007.
During November of 2007, we entered into another interest rate swap agreement with a commercial bank to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  The contract amount totaled $19,754,000 at December 31, 2007, and will expire in September of 2010.  We are the fixed rate payor, and DnB NOR Bank ASA New York is the floating rate payor.  The fixed rate was 3.96% for 2007 and the floating rate was 4.93000% at December 31, 2007.  We have designated this interest rate swap agreement as an effective hedge.

Foreign Currency Contracts
We enter into forward exchange contracts to hedge certain firm purchase and sale commitments denominated in foreign currencies.  The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar cash inflows or outflows resulting from revenue collections from foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates.  The term of the currency contracts is rarely more than one year.  We account for our foreign currency contracts as a cash flow hedge with the mark to market adjustments to the balance sheet each quarter. We only recognize the fair market value of hedges through earnings at maturity, sale or termination.
During 2005, we entered into a forward purchase contract for Mexican Pesos for $630,000 U.S. Dollar equivalents beginning in January of 2006 that expired in September of 2006.  During 2006, we entered into three forward purchase contracts.  One contract was for Mexican Pesos for $420,000 U.S. Dollar equivalents beginning in January of 2007 that expired in July of 2007.  The other two contracts were for Indonesian Rupiah, one for $2,925,000 U.S. Dollar equivalents beginning in October of 2006 that expired in December of 2007, and the second contract was for $1,800,000 U.S. Dollar equivalents beginning in June of 2006 that expires in May of 2007.  During 2007, we entered into five forward purchase contracts. Four contracts were for Mexican Pesos, one for $600,000 U.S. Dollar equivalents beginning in July of 2007 that expired in December of 2007, the second contract was for $3,000,000 U.S. Dollar equivalents with a delivery basis of a monthly window, the third contract was for $450,000 U.S. Dollar equivalents beginning in July of 2007 that expired in December of 2007, the fourth contract was for $1,800,000 U.S. Dollar equivalents beginning in January of 2008 that expires in December of 2008. The other contract was for Indonesian Rupiah for $3,420,000 U.S. Dollar equivalents beginning in January of 2008 that expires in December of 2008.There were no forward sales contracts as of December 31, 2007 or 2006.

Long-Term Debt
The fair value of our debt is estimated based on the quoted market price for the publicly listed Senior Notes and the current rates offered to us on other outstanding obligations.

Amounts Due from Related Parties
The carrying amount of these notes receivable approximated fair market value as of December 31, 2007 and 2006.  Fair market value takes into consideration the current rates at which similar notes would be made.

Restricted Cash
The carrying amount of these investments approximated fair market value as of December 31, 2007 and 2006, based upon current rates offered on similar instruments.

Marketable Securities
We have categorized all marketable securities as available-for-sale.  The following table shows the carrying amount, fair value and net gains or losses recorded to accumulated other comprehensive income for each security type at December 31, 2007 and 2006.

(All amounts in thousands)	December 31, 2007
Security Type	Carrying Value	Fair Value	Net Gain (Loss) Net of Taxes
Equity Securities	$3,708	$4,090	$247
Corporate Debt Securities	1,477	1,488	4
	$5,185	$5,578	$251

	December 31, 2006
Security Type	Carrying Value	Fair Value	Net Gain (Loss) Net of Taxes
Equity Securities	$3,644	$4,446	$521
Corporate Debt Securities	2,127	2,099	(20)
	$5,771	$6,545	$501

NOTE P - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities:

	December 31,	December 31,
(All Amounts in Thousands)	2007	2006
Accrued Voyage Expenses	$15,454	$20,664
Trade Accounts Payable	2,676	31
Lease Incentive Obligation	2,876	1,839
Self-Insurance Liability	1,880	2,170
Accrued Salaries and Benefits	59	1,695
Accrued Insurance Premiums	248	235
Accrued Customs Liability	296	578
Accrued Interest Expense	57	623
	$23,546	$27,835

NOTE Q – DISCONTINUED OPERATIONS

The Board of Directors made the decision in the fourth quarter of 2006 to dispose of certain LASH Liner Service assets.  The decision was based on the belief that we could generate substantial cash flow and profit on the disposition of the assets, while improving our future operating results.  Accordingly, we sold our LASH Feeder vessel and 114 barges in the first quarter of 2007.  In the second quarter of 2007, the company sold the one remaining U.S. flag LASH vessel and 111 LASH barges.  In the third quarter of 2007, the company elected to discontinue its International LASH service by the end of 2007.  The one remaining LASH vessel and the remaining 370 barges were positioned for sale in the fourth quarter of 2007.  During the first two months of 2008, we sold the one remaining LASH vessel and the majority of LASH barges, with the remaining LASH barges under contract to be sold by the end of the first quarter of 2008.
Our U.S. flag LASH service and International LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.
The components of loss from discontinued International LASH and U.S. flag LASH service operations as reported on the income statements for the periods presented are described below:

(All amounts in thousands)	Year Ended December 31,
Loss from Discontinued Liner Service	2007	2006	2005
Loss before benefits for income taxes	$(4,238)	$(8,440)	$(376)
Gain on Sale of Liner Assets	9,880	5,125	584
Provision for Income Taxes	(18)	2,169	1,665
Net Income (Loss) from Discontinued Liner Service	$5,624	$(1,146)	$1,873

Revenues associated with these operations for the years ended December 31, 2007, 2006 and 2005 were $42,005,000, $89,417,000 and $91,136,000, respectively.

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
The components of loss from discontinued over-the-road transportation operations as reported on the income statements for the year ended December 31, 2005 is described below:

(All amounts in thousands)
2005
Discontinued Operations:
Loss from Operations	$(1,133)
Loss on Disposal of Assets	(769)
Tax Benefit	632
$(1,270)

Revenues associated with these operations for the years ended December 31, 2005 was $2,534,000.  The over-the-road car carrying truck company was reported in the “Other” segment in previous years.

NOTE R - QUARTERLY FINANCIAL INFORMATION - (Unaudited)

	(All Amounts in Thousands Except Share Data)	Quarter Ended
		March 31	June 30	Sept. 30	Dec. 31

2007(1)	Revenues	$37,532	$56,352	$51,306	$51,920
	Expenses	31,418	48,318	43,884	44,714
	Gross Voyage Profit (Loss)	6,114	8,034	7,422	7,206
	Income (Loss) from Continuing Operations	1,889	2,983	3,433	3,487
	Net Gain (Loss) from Discontinued Liner Service	2,851	3,970	(1,116)	(81)
	Net Income (Loss) Available to Common Stockholders	4,140	6,353	1,717	2,806
	Basic and Diluted Earnings (Loss) per Common Share:
	Net Income (Loss) Available to Common Stockholders-Basic
	Continuing Operations	0.21	0.38	0.43	0.44
	Discontinued Operations	0.47	0.63	(0.17)	(0.01)
	Net Income (Loss) Available to Common Stockholders-Diluted
	Continuing Operations	0.23	0.36	0.40	0.41
	Discontinued Operations	0.35	0.48	(0.13)	(0.01)

2006(1)	Revenues	$22,394	$64,559	$51,220	$47,291
	Expenses	15,651	58,764	42,480	40,649
	Impairment Loss (2)	-	8,866	-	-
	Gross Voyage Profit (Loss)	6,743	(3,071)	8,740	6,642
	Income (Loss) from Continuing Operations	(480)	(4,756)	3,785	19,645
	Net (Loss) Gain from Discontinued Liner Service	2,566	(1,708)	(4,721)	2,717
	Net Income (Loss) Available to Common Stockholders	1,486	(7,064)	(1,536)	21,762
	Basic and Diluted Earnings (Loss) per Common Share:
	Net Income (Loss) Available to Common Stockholders
	Continuing Operations	(0.18)	(0.87)	0.52	3.11
	Discontinued Operations	0.42	(0.28)	(0.77)	0.45
	Net Income (Loss) Available to Common Stockholders-Diluted
	Continuing Operations	(0.18)	(0.87)	0.47	2.42
	Discontinued Operations	0.42	(0.28)	(0.58)	0.33

(1)	Adjustments were made to all periods presented to reflect the discontinuation of the
	LASH liner service in 2007.

(2)	Pre-tax impairment loss on the write-off of our former Rail-Ferry service terminal in New Orleans.

NOTE S – Earnings Per Share

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also considers dilutive potential common shares, including stock options using the treasury stock method and convertible preferred stock using the if-converted method.
The 2,000,000 shares of common stock that were potentially issuable from conversion from our preferred stock were antidilutive for the year ending December 30, 2005.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):
	Year Ended December 31,
	2007	2006	2005
Numerator
Net Income (Loss) Available to Common Stockholders – Basic
Continuing *	$9,392	$15,794	$4,026
Discontinued	5,624	(1,146)	603
	$15,016	$14,648	$4,629

Net Income (Loss) - Diluted
Continuing	$11,792	$18,194	$4,026
Discontinued	5,624	(1,146)	603
	$17,416	$17,048	$4,629
Denominator
Weighted Avg Share of Common Stock Outstanding:
Basic	6,360,208	6,116,036	6,083,005
Plus:
Effect of dilutive stock options	9,265	6,542	31,505
Effect of dilutive convertible shares from preferred stock	2,000,000	2,000,000	** -
Diluted	8,369,473	8,122,578	6,114,510

Basic and Diluted Earnings Per Common Share
Net Income (Loss) Available to Common Stockholders - Basic
Continuing Operations	$1.48	$2.58	$0.66
Discontinued Operations	0.88	(0.18)	0.10
	$2.36	$2.40	$0.76

Net Income (Loss) Available to Common Stockholders - Diluted
Continuing Operations	$1.41	$2.24	$0.66
Discontinued Operations	0.67	(0.14)	0.09
	$2.08	$2.10	$0.75
* Income (Loss) from Continuing Operations less Preferred Stock Dividends

**2005 dilutive convertible shares from preferred stock not used in the calculation = 1,972,603

NOTE T - Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income is comprised of the following, net of tax:

	December 31,
	2007	2006
Unrealized gains on marketable securities	$252	$ 502
Fair value of derivatives	(1,190)	986
Funding status of benefit plans	(1,034)	(2,760)
	$(1,972)	$ (1,272)

NOTE U – Subsequent Events

On January 23, 2008, we entered into a Facility Agreement by and among (1) East Gulf Shipholding, Inc. (“EGS”), a wholly-owned subsidiary of the Company, as borrower, (2) the Company, as guarantor, (3) the banks and financial institutions party thereto (the “Lenders”), as lenders, (4) DnB NOR Bank ASA, as facility agent, and (5) Deutsche Schiffsbank Aktiengesellschaft, as security trustee.  Under this Facility Agreement, the Lenders agreed to provide EGS with a term loan of up to Six Billion Two Hundred Eighty Million Yen (¥6,280,000,000), or approximately $59 million at current exchange rates.  The loan will be used to pay off the remaining balance on the construction of one 6400 CEU Newbuilding Pure Car/Truck Carrier currently scheduled for delivery in early 2010.  The Facility Agreement provides for two interim advances to be made by the Lenders to EGS coinciding with certain construction milestones of the Vessel, as well as a final advance to be made by the Lenders to EGS coinciding with the delivery of the Vessel to EGS.
The loan is secured by the Vessel, its earnings and insurances, and is guaranteed by the company.  The loan, originally entered into under a floating Libor to Yen interest rate, has been swapped to a Yen fixed rate facility of 2.065% plus an applicable margin of 0.90% (which margin may be adjusted upwards or downwards as provided in the Facility Agreement).
            The Facility Agreement contains affirmative and negative covenants that, among other things, require we to maintain a specified tangible net worth, leverage ratio, interest coverage ratio and working capital.   The Facility Agreement also contains customary events of default.  Upon the occurrence of an event of default that remains uncured after any applicable cure period, EGS may be required to make immediate repayment of all indebtedness to the Lenders and the Lenders would be entitled to pursue other remedies against EGS, the Vessel and the Company under its guaranty.

On January 25, 2008, we announced that our Board of Directors has authorized open market repurchases of up to 1,000,000 shares of our common stock.  Any future purchases under this program will be dependent upon many factors, including our cash requirements, the market price of its common stock, and general economic and market conditions.  This authorization supersedes a predecessor authorization authorized in 1999.  Unless and until the Board otherwise provides, this new authorization will remain open indefinitely.

During the first two months of 2008, we sold the one remaining LASH vessel and the majority of LASH barges, with the remaining LASH barges under contract to be sold by the end of the first quarter of 2008 and will be included in the results of our Discontinued Operations.

In February of 2008, we sold a facility in Jefferson Parish, Louisiana, which was used primarily for the maintenance and repair of LASH barges.  The gain on this sale was approximately $100,000, and will be included  in the results of our Discontinued Operations.

In January 2008 we were notified that the United States Coast Guard was conducting an investigation on one of our vessels, the SS MAJOR STEPHEN W. PLESS, of an alleged discharge of untreated bilge water by one or more members of the crew. The USCG has inspected the ship and interviewed various crew members. We are cooperating with the USCG's investigation. The USCG has recently informed counsel for us that while the investigation of a certain single individual is continuing, at this time,we are not a target of the investigation. We may face an administrative or civil penalty from the Coast Guard.  However, based on our assessment of circumstances currently known by us, we do not believe that any such fine would be material.

On February 13, 2008, we signed an agreement with Regions Bank to provide us with an unsecured revolving line of credit for $35,000,000.  This facility will replace our current secured revolving line of credit for a like amount.

INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm S-2

Schedule II – Valuation and Qualifying Accounts and Reserves S-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the consolidated financial statements of International Shipholding Corporation as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 7, 2008 (included elsewhere in this Form 10-K).  Our audits also included the financial statement Schedule II of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                              /s/  Ernst & Young  LLP

New Orleans, Louisiana
March 7, 2008

INTERNATIONAL SHIPHOLDING CORPORATION
Schedule II - Valuation and Qualifying Accounts and Reserves
(Amounts in Thousands)

				Deductions
	Balance at	Additions		for purpose for	Balance at
	beginning of	Charged to	Charged to	which accounts	end of
	period	expense	Other accounts	were set up	period
December 31, 2005:
Self-Retention Reserves	$2,948	$4,710	$-	$3,618	$4,040
Non Self-Retention Reserves	678	156	-	332	502
Custom Reserves	1,738	929	-	2,501	166
Other Reserves	1,626	604	-	666	1,564
Total	$6,990	$6,399	$-	$7,117	$6,272

December 31, 2006:
Self-Retention Reserves	$4,040	$5,153	$-	$2,980	$6,213
Non Self-Retention Reserves	502	-	-	325	177
Custom Reserves	166	1,623	-	1,211	578
Other Reserves	1,564	1,710	-	2,020	1,254
Total	$6,272	$8,486	$-	$6,536	$8,222

December 31, 2007:
Self-Retention Reserves	$6,213	$4,487	$-	$4,618	$6,082
Non Self-Retention Reserves	177	-	-	67	110
Custom Reserves	578	1,142	-	1,424	296
Other Reserves	1,254	16	-	434	836
Total	$8,222	$5,645	$-	$6,543	$7,324