Form 10-K/A
INTERNATIONAL SHIPHOLDING CORP
filed 2008-04-30
CIK 278041

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, based upon the closing price of the common stock as reported by the New York Stock Exchange on such date, was approximately $96,267,951.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value,	Outstanding at March 31, 2008 7,675,142 shares

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends Item 9A and Item 15 in the report on Form 10-K of International Shipholding Corporation (“the Company”) for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 13, 2008, and presents only the items of the report that are being amended.  This Form 10-K/A does not reflect events occurring after the filing of the original report or modify or update disclosures affected by subsequent events.

In November of 2006, the Company sold its entire 26.1% equity interest in Belden Shipholding PTE LTD (“BSH”), an investment holding company, which through its subsidiaries managed a fleet of cement carriers.  BSH acquired our previous interest in Belden Cement Holding Inc. (“BCH) in January of 2006.  As described in further detail below, on December 11, 2007, we filed with the Commission full audited BCH financial statements for the year ended December 31, 2005 and partial unaudited BSH financial statements for the nine months ended September 30, 2006.  Following discussions with the Commission’s staff regarding the scope of its filing obligations, the Company agreed to refile the 2005 audited financial statements for BCH and 2006 partial unaudited financial statements for BSH herewith as part of its report on Form 10-K for the fiscal year ended December 31, 2007.

The 2006 unaudited financial statements were previously provided to us by the management of BSH and are prepared in accordance with Singapore Financial Reporting Standards, except that they do not include any footnote disclosures.  They are not prepared in accordance with U. S. Generally Accepted Accounting Principles and as such should not be relied upon.

Additionally, the Company has reaffirmed the effectiveness of its disclosure controls and procedures, as described further in the supplemental disclosure included under Item 9A below.

This Amendment No. 1 does not change any other information set forth in the original filing of The Company’s Form 10-K for the year ended December 31, 2007.  However, in accordance with Rule 12b-15, Amendment No. 1, filed on April 29, 2008, includes new Rule 13a-14(a) certifications as Exhibits 31.1 and 31.2 and new Rule 13a-14(b) certifications as Exhibits 32.1 and 32.2.

ITEM 9A.  CONTROLS AND PROCEDURES

              From time to time, we make substantial investments in other transportation companies.  If the investments are large enough to meet certain financial “significance” tests, the federal securities laws obligate us to include in our periodic reports financial statements of these companies.  Most recently, we have held substantial investments in Dry Bulk Cape Holding, Inc. (since 2003) and Belden Shipholding Pte Ltd. and its predecessor, Belden Cement Holding, Inc. (between 1999 and November 2006, when we divested our interest).  In our annual reports on Form 10-K, we have filed financial statements for Dry Bulk each year since we acquired our interest.  Our investment in Belden was not large enough in recent years to require us to file Belden’s financial statements, except for the year ended December 31, 2005, when one of Belden’s nonrecurring transactions generated income that caused Belden to be financially “significant” to us under the federal securities laws.  Consequently we filed as part of our annual report on Form 10-K for the year ended December 31, 2005 audited financial statements of Belden as of and for the period ended December 31, 2005.

              In August 2007, the staff of the Securities and Exchange Commission sent us a letter commenting on our periodic reports, including a comment inquiring as to whether we had filed in our annual report on Form 10-K for the year ended December 31, 2006 all financial statements of Belden required under the federal securities laws.  We took the position that our requirement to file Belden financial statements lapsed upon the sale of our interest in Belden. We further took the position that complete information on Belden was no longer readily available to us and, in any event, was not material to our investors, particularly in light of our prior filing of audited Belden financial statements in our prior annual report.  Following our receipt of the August 2007 letter from the Commission’s staff, we exchanged over a dozen letters with the staff in which we discussed our filing obligations and requested relief from filing full financial statements for Belden for the year ended December 31, 2004 and the nine months ended September 30, 2006.  On December 11, 2007, we re-filed with the Commission full audited Belden financial statements for the year ended December 31, 2005 and filed partial unaudited Belden financial statements for the above-referenced periods ending in 2004 and 2006.  While awaiting a response from the staff to our request for waivers of certain filing requirements regarding Belden, on March 13, 2008, we filed our annual report on Form 10-K for the year ended December 31, 2007. This report did not include at that time any further financial statements of Belden, but did disclose the pendency of our requests for waivers from the Commission.  Following our receipt of a letter from the Commission’s staff in early April 2008, granting us requested waivers, we agreed to file this amendment to include as a part of our 2007 annual report on Form 10-K the 2005 audited and 2006 unaudited financial statements of Belden that we initially filed on December 11, 2007.

               Following this Commission review process, our CEO and CFO have reassessed the effectiveness of our disclosure controls and procedures, which we maintain in accordance with Rule 13a-15 promulgated by the Commission under the Securities Exchange Act of 1934.  In connection therewith, management determined that, after discussion with its legal advisers, at all times throughout this process it believed in good faith that the Company had a supportable basis for not including additional Belden financial statements in its 2006 and 2007 annual reports prior to the dates that the Company made supplemental filings in response to requests from the Commission’s staff.  Based on this determination and reassessment, our CEO and CFO have re-affirmed their prior conclusion that our disclosure controls and procedures were effective as of December 31, 2007 in providing reasonable assurance that they have been timely alerted of material information required to be filed in our 2007 annual report.  We have determined, however, that if we are presented in the future with similar disclosure issues regarding our investments in other companies, we will confer with the Commission’s staff to reach mutual understandings regarding the scope of our disclosure requirements.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.                    Financial Statement Schedules

(i)	The following financial statements of BCH are included on pages A-1 through A-7 of this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

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

(ii)
The following financial statements of BSH are included on pages B-1 through B-2 of this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X;  These statements are unaudited and do not comply with U.S. generally accepted accounting principles.

        Consolidated Balance Sheet at September 30, 2006
        Consolidated Profit and Loss Account Statement for the nine months ended September 30, 2006

2.	Exhibits
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
(10.5)
Consulting Agreement, dated January 1, 2006, between the Registrant and Niels W. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.6)
Consulting Agreement, dated April 30, 2007, between the Registrant and Erik F. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.7)
International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.8)
Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options under the International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.9)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.10)
Memorandum of Agreement of the Registrant, dated as of August 24, 2007, providing for the Registrant’s purchase of one 6400 CEU Panamanian flagged pure car and truck carrier (filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.11)
 Loan Agreement, dated as of September 10, 2007, by and amongWaterman Steamship Corporation, as borrower, the Registrant, as guarantor, DnB NOR Bank ASA, as facility agent and security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.12)
SHIPSALES Agreement, dated as of September 21, 2007, by and between East Gulf Shipholding, Inc., as   buyer, and Clio Marine Inc., as seller. (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.13)
Facility Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower,     the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

April 30, 2008	By	/s/ Manuel G. Estrada

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
Unaudited

US$
Non-current assets
Property, plant and equipment	$91,764,168
Investment in an associate company	45,124
Loan to an affiliated company	12,366

Current assets
Other receivables and prepayments	3,250,484
Loan to an employee	16,828
Cash and bank balances	1,858,173
5,125,485

Current liabilities
Other creditors and accruals	277,081
Charter hire income received in advance	1,262,139
Bank loans (secured)	2,500,000
4,039,220

Net current assets/(liabilities)	1,086,265

Non-current liabilities
Bank Loans (secured)	(103,796,356)
Net assets	$17,557,943

Capital and reserves
Share capital	$230,000
Reserves	17,327,943
$17,557,943

B-1

Belden Shipholding PTE LTD and its Subsidiaries
Consolidated Profit and Loss Account
For the nine months ended September 30, 2006
Unaudited

US$

Revenue	$24,498,804
Other income	1,442,886
Depreciation of property, plant and equipment	(4,940,637)
Amortization of deferred expenses	(775,480)
Vessel operating costs	(10,359,676)
Legal fees and consultation fees	(80,521)
Commission expenses	(299,357)
Office rental	(39,756)
Staff costs	(687,628)
Communication Expenses	(185,386)
Other operating expenses	(873,039)

Profit from operations	7,700,210

Finance costs	(4,422,951)

Profit before taxation	3,277,259

Taxation	-
Profit after taxation	3,277,259

B-2