Form 10-Q
period 2008-05-09
INTERNATIONAL SHIPHOLDING CORP
filed 2008-05-09
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Common stock, $1 par value. . . . . . . . 7,675,142 shares outstanding as of March 31, 2008

1

INTERNATIONAL SHIPHOLDING CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS                                                                                                       3

CONDENSED CONSOLIDATED STATEMENTS OF INCOME                                                                                          3

CONDENSED CONSOLIDATED BALANCE SHEETS                                                                                                      4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                                            5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                                                         6

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                                                                   10
 OPERATIONS

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK                                                                             13

ITEM 4 – CONTROLS AND PROCEDURES                                                                                                            14

PART II – OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                                                                        14

ITEM 5 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                                       14

ITEM 6 – EXHIBITS                                                                                                                         15

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$55,804	$48,368

Operating Expenses:
Voyage Expenses	44,207	36,598
Vessel and Barge Depreciation	5,081	5,036

Gross Voyage Profit	6,516	6,734

Administrative and General Expenses	5,037	4,791

Operating Income	1,479	1,943

Interest and Other:
Interest Expense	2,055	2,610
Loss on Redemption of Preferred Stock	1,371	-
Investment Income	(245)	(659)
	3,181	1,951
Loss from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net Income
of Unconsolidated Entities	(1,702)	(8)

(Benefit) Provision for Income Taxes:
Current	-	-
Deferred	(1,200)	(313)
State	16	3
	(1,184)	(310)

Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	1,206	1,036

Income from Continuing Operations	688	1,338

Gain (Loss) from Discontinued Operations
(Loss) before benefits for income taxes	-	(1,126)
Gain on Sale of Liner Assets	4,597	4,528
(Provision) Benefit for Income Taxes	(471)	-
Net Income from Discontinued Operations	4,126	3,402

Net Income	$4,814	$4,740

Preferred Stock Dividends	88	600

Net Income Available to Common Stockholders	$4,726	$4,140

Basic and Diluted Earnings Per Common Share:

Net Income Available to Common Stockholders
Continuing Operations	$0.08	$0.12
Discontinued Operations	0.57	0.56
	$0.65	$0.68

Net Income Available to Common Stockholders - Diluted
Continuing Operations	$0.08	$0.16
Discontinued Operations	0.57	0.42
	$0.65	$0.58

Weighted Average Shares of Common Stock Outstanding:
Basic	7,281,355	6,119,187
Diluted	7,281,355	8,153,039

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	March 31,	December 31,
ASSETS	2008	2007

Current Assets:
Cash and Cash Equivalents	$8,854	$14,103
Marketable Securities	3,720	5,578
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $157 and $132 in 2008 and 2007:
Traffic	11,009	9,637
Agents'	2,431	1,804
Other	9,796	9,233
Net Investment in Direct Financing Leases	7,791	7,391
Other Current Assets	2,745	2,327
Material and Supplies Inventory, at Lower of Cost or Market	2,669	2,665
Assets Held for Disposal	-	9,105
Total Current Assets	49,015	61,843

Investment in Unconsolidated Entities	16,704	16,326

Net Investment in Direct Financing Leases	110,171	107,208

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	337,084	335,511
Leasehold Improvements	30,220	29,530
Other Equipment	2,077	2,077
Furniture and Equipment	5,372	6,009
	374,753	373,127
Less - Accumulated Depreciation	(153,415)	(147,484)
	221,338	225,643

Other Assets:
Deferred Charges, Net of Accumulated Amortization	13,711	15,337
of $15,802 and $15,191 in 2008 and 2007, Respectively
Acquired Contract Costs, Net of Accumulated Amortization	2,910	3,274
of $27,615 and $27,251 in 2008 and 2007, Respectively
Due from Related Parties	5,977	5,897
Other	5,016	5,127
	27,614	29,635

	$424,842	$440,655

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	March 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$13,010	$12,681
Accounts Payable and Accrued Liabilities	23,396	23,546
Current Liabilities on Assets Held for Disposal	-	2,427
Total Current Liabilities	36,406	38,654

Billings in Excess of Income Earned and Expenses Incurred	482	(363)

Long-Term Debt, Less Current Maturities	132,190	130,523

Other Long-Term Liabilities:
Deferred Income Taxes	7,996	9,072
Lease Incentive Obligation	13,430	13,789
Other	39,087	37,724
	60,513	60,585

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	-	37,554

Stockholders' Investment:
Common Stock	8,349	7,193
Additional Paid-In Capital	80,697	60,177
Retained Earnings	121,734	117,008
Treasury Stock	(8,704)	(8,704)
Accumulated Other Comprehensive Income (Loss)	(6,825)	(1,972)
	195,251	173,702

	$424,842	$440,655

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash Flows from Operating Activities:
Net Income	$4,814	$4,740
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	5,181	5,893
Amortization of Deferred Charges and Other Assets	2,240	2,316
Benefit for Deferred Federal Income Taxes	(729)	(313)
Loss on Early Redemption of Preferred Stock	1,371	-
Equity in Net Income of Unconsolidated Entities	(1,206)	(1,036)
Distributions from Unconsolidated Entities	1,000	1,000
(Gain) on Sale of Assets	(4,597)	(4,528)
Deferred Drydocking Charges	(686)	(1,158)
Changes in:
Accounts Receivable	332	(4,255)
Inventories and Other Current Assets	(570)	(2,281)
Other Assets	26	268
Accounts Payable and Accrued Liabilities	(3,780)	1,939
Billings in Excess of Income Earned and Expenses Incurred	845	1,599
Other Long-Term Liabilities	(1,257)	1,199
Net Cash Provided by Operating Activities	2,984	5,383

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	1,796	1,047
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(1,517)	(2,757)
Proceeds from Sale of Assets	11,164	6,388
Purchase of and Proceeds from Short Term Investments	1,519	250
Investment in Unconsolidated Entities	-	10
Decrease (Increase) in Related Party Note Receivables	(80)	10
Net Cash Provided by Investing Activities	12,882	4,948

Cash Flows from Financing Activities:
Redemption of Preferred Stock	(17,306)	-
Repayment of Debt	(3,238)	(3,596)
Additions to Deferred Financing Charges	(483)	(97)
Preferred Stock Dividends Paid	(88)	(600)
Other Financing Activities	-	(8)
Net Cash Used by Financing Activities	(21,115)	(4,301)

Net (Decrease)/Increase in Cash and Cash Equivalents	(5,249)	6,030
Cash and Cash Equivalents at Beginning of Period	14,103	44,273

Cash and Cash Equivalents at End of Period	$8,854	$50,303

   The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements.   The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.  We have made certain reclassifications to prior period financial information in order to conform to current year presentations, including the reclassification of relocation incentive payments received from Alabama agencies from “Other Revenue” to a credit of Administrative and General expense and the removal of our LASH Liner service from “Continuing Operations” to “Discontinued Operations”.

    The foregoing 2008 interim results are not necessarily indicative of the results of operations for the full year 2008.  Management believes that all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of the information shown have been made.

    Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest or otherwise control its operating and financial activities.  We use the equity method to account for investments in entities in which we hold a 20% to 50% voting interest and have the ability to exercise significant influence over their operating and financial activities.  We use the cost method to account for investments in entities in which we hold less than 20% voting interest and in which we cannot exercise significant influence over operating and financial activities.

    Revenues and expenses relating to our Rail-Ferry Service segments' voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period.  Based on our prior experience, we believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other segments' voyages, which require no estimates or assumptions, are recorded when earned or incurred during the reporting period.

    We have eliminated all significant intercompany accounts and transactions.

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
Components of net periodic benefit cost:	2008	2007	2008	2007
Service cost	$146	$156	$3	$15
Interest cost	351	333	109	112
Expected return on plan assets	(440)	(424)	-	-
Amortization of prior service cost	-	-	(3)	(4)
Net periodic benefit cost	$57	$65	$109	$123

We expect to contribute approximately $600,000 to our pension plan in 2008, and we do not expect to make a contribution to our postretirement benefits plan.

Note 3.  Operating Segments

Our three operating segments, Time Charter Contracts, Contracts of Affreightment (“COA”), and Rail-Ferry Service, are identified primarily by the characteristics of the contracts and terms under which our vessels are operated.  We report in the Other category results of several of our subsidiaries that provide ship charter brokerage and agency services.  We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.  As a result of our decision to discontinue all of the company’s Liner services in 2007, the Liner service segment is now incorporated in the discontinued operations results.

We allocate interest expense to the segments based on the book values of the vessels owned within each segment.

We do not allocate administrative and general expenses, investment income, gain on sale of investment, gain or loss on early extinguishment of debt, equity in net income of unconsolidated entities, or income taxes to our segments.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.

The following table presents information about segment profit and loss for the three months ended March 31, 2008 and 2007:

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$41,524	$4,847	$8,249	$1,184	$55,804
Intersegment Revenues (Eliminated)	-	-	-	3,126	3,126
Intersegment Expenses (Eliminated)				(3,126)	(3,126)
Voyage Expenses	32,088	4,032	7,578	509	44,207
Vessel and Barge Depreciation	3,713	-	1,365	3	5,081
Gross Voyage (Loss) Profit	5,723	815	(694)	672	6,516
Interest Expense	1,563	-	488	4	2,055
Segment (Loss) Profit	4,160	815	(1,182)	668	4,461
2007
Revenues from External Customers	$39,073	$4,281	$3,773	$1,241	$48,368
Intersegment Revenues Eliminated	-	-	-	2,836	2,836
Intersegment Expenses (Eliminated)				(2,836)	(2,836)
Voyage Expenses	28,812	2,608	3,950	1,228	36,598
Vessel and Barge Depreciation	3,572	604	860	-	5,036
Gross Voyage (Loss) Profit	6,689	1,069	(1,037)	13	6,734
Interest Expense	1,670	312	483	145	2,610
Segment (Loss) Profit	5,019	757	(1,520)	(132)	4,124

 Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Quarter Ended March 31,
Profit or Loss:	2008	2007
Total Profit for Reportable Segments	$4,461	$4,124
Unallocated Amounts:
Administrative and General Expenses	(5,037)	(4,791)
Investment Income	245	659
(Loss) on Redemption of Preferred Stock	(1,371)	-
Loss from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net Income
of Unconsolidated Entities	$(1,702)	$(8)

Note 4.  Unconsolidated Entities

Bulk Carriers

We have a 50% interest in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which owns two Cape-Size Bulk Carriers,two Panamax Bulk Carriers and two Handymax Bulk Carrier Newbuildings on order.  We account for this investment under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment was $1.2 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.  At the end of the first quarter of 2008, Dry Bulk entered into an agreement to sell one of its vessels, a Panamax Bulk Carrier, by the end of the second quarter of 2008.  If this sale is timely consummated on the terms currently in effect, we expect that our share of the proceeds will generate a reportable gain, in the second quarter of 2008, of approximately $16.0 million.

We received a cash distribution from Dry Bulk of $1.0 million in the first three months each of 2008 and 2007.

The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended March 31,
(Amounts in Thousands)	2008	2007
Operating Revenues	$6,647	$6,322
Operating Income	$3,512	$3,276
Net Income	$2,123	$1,600

Note 5.  Earnings Per Share

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also considers dilutive potential common shares, including shares issuable under stock options (0 and 400,000 in 2008 and 2007, respectively) using the treasury stock method and convertible preferred stock using the if-converted method.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended March 31,
	2008		2007
Numerator
Net Income Available to Common Stockholders – Basic
Continuing *	$600		$738
Discontinued	4,126		3,402
	$4,726		$4,140

Net Income - Diluted
Continuing	$600	**	$1,338
Discontinued	4,126		3,402
	$4,726		$4,740
Denominator
Weighted Avg Share of Common Stock Outstanding:
Basic	7,281,355		6,119,187
Plus:
Effect of dilutive stock options	0		33,852
Effect of dilutive convertible shares from preferred stock	0		2,000,000
Diluted	7,281,355		8,153,039

Basic and Diluted Earnings Per Common Share
Net Income (Loss) Available to Common Stockholders - Basic
Continuing Operations	$0.08		$0.12
Discontinued Operations	0.57		0.56
	$0.65		$0.68

Net Income (Loss) Available to Common Stockholders - Diluted
Continuing Operations	$0.08		$0.16
Discontinued Operations	0.57		0.42
	$0.65		$0.58

* Income from Continuing Operations less Preferred Stock Dividends
**Income from Continuing Operations less Preferred Stock Dividends; the exclusion of Preferred Stock Dividends for continuing operations for the three months ended March 31, 2008 is anti-dilutive for purposes of calculating earnings per share.

Note 6. Comprehensive Income

The following table summarizes components of comprehensive income (loss) for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(Amounts in Thousands)	2008	2007
Net Income	$4,814	$4,740
Other Comprehensive Income (Loss):
Unrealized Holding (Loss) Gain on Marketable Securities, Net of Deferred Taxes of ($86) and $140, Respectively	(252)	271
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($325) and ($107), Respectively	(4,601)	(334)
Gain related to Pension Plan, Net of Deferred Taxes	-	165
Total Comprehensive Income (Loss)	$(39)	$4,842

The net change in fair value of derivatives of $4.6 million for the first quarter of 2008 represents a decrease of $4.7 million on the six interest rate swap agreements entered into on four of our loans.  This decrease is due to  the change in the forward yield curve reflecting the interest rate reductions by the Federal Reserve when compared with the projected forward yield curve that existed when the swaps were entered. (See further discussion of interest rate risk in Item 3 – Quantitative and Qualitative Information about Market Risk on page 13)

Note 7. Income Taxes

We recorded a benefit for federal income taxes of $1.2 million on our $1.7 million loss from continuing operations before income from unconsolidated entities in the first three months of 2008, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first three months of 2007, our benefit was $313,000 on our $8,000 loss from continuing operations before income from unconsolidated entities.  Our tax benefit increased from the comparable prior year primarily as a result of favorable tax impacts of the sale and leaseback arrangement of our U.S. flag Molten Sulphur vessel and the investment in the Rail Ferry Service’s second decks.  We recorded a provision for federal income taxes of $471,000 on our $4.6 million of income from discontinued operations in the first three months of 2008, due to the sale of Liner assets and recognition of sub-part F income.  There was no tax affect on discontinued operations for the same period in 2007. In the first quarter of 2007 we formally adopted a plan to permanently re-invest all foreign earnings, and accordingly, we have not recorded a tax provision on 2007 or 2008 foreign earnings.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2007, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Note 8.  Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

     SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

w      Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

w      Level 2 Inputs -  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

w
Level 3 Inputs -  Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	3,720	-	-	3,720
Derivative assets	-	(6,270)	-	(6,270)
Derivative liabilities	-	83	-	83

Note 9.  New Accounting Pronouncements

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We adopted FAS 157 on January 1, 2008 and the adoption had no effect on our consolidated financial position and results of operation.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 155 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted FAS 159 on January 1, 2008 and the adoption had no effect on our consolidated financial position and results of operation.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging activities – an amendment of FASB Statement No. 133.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We have not yet determined the impact, if any, the adoption of SFAS No. 161 will have on our consolidated financial position or results of operations.

Note 10.  Discontinued Operations

Our LASH Liner service previously consisted of our U.S. flag LASH service and TransAtlantic LASH service.  In 2007, we decided to discontinue both services based on unfavorable market conditions and higher operating costs.  We sold one LASH Feeder vessel and 114 barges in the first quarter of 2007 and the one remaining International flag vessel and the remaining 235 barges in the first quarter of 2008, generating a gain of $4.5 million and $4.6 million for 2007 and 2008, respectively.  Total revenues associated with the LASH Liner services were $15.8 million and $0 for the first three months of 2007 and 2008, respectively.

Our U.S. flag LASH service and TransAtlantic LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.

Note 11.  Changes in Accounting Estimate

In the first quarter of 2008, we adjusted the salvage value on our two container vessels and on our coal carrier.  This decision was based on expected future market values for scrap steel and the remaining useful life of those three vessels.  By reducing our depreciation expenses, this adjustment increased our net income for the quarter by $668,000 or $.09 earnings per share.  The container vessels will be fully depreciated by the end of 2009 and the coal carrier by January of 2011.

Note 12. Convertible Exchangeable Preferred Stock

           On December 27, 2007 we announced, and on February 1, 2008 we completed, the redemption of our 800,000 outstanding shares of 6% Convertible Exchangeable Preferred Stock.  In lieu of cash redemption, holders of 462,382 shares of the Preferred Stock elected to convert their shares into 1,155,955 shares of our common stock. The remaining 337,618 outstanding shares of Preferred Stock were retired for cash (including accrued and unpaid dividends to, but excluding, the redemption date), pursuant to the terms of the Preferred Stock.  As a result, we no longer have any shares of the 6% Convertible Exchangeable Preferred Stock outstanding. The total cash payment for the redemption of the Preferred Stock including the accrued and unpaid dividends was $17,306,299.  We incurred a charge to earnings of $1.37 million in the first quarter of 2008 from the redemption of the Preferred Stock.

Note 13.  Subsequent Events

    At the end of the first quarter of 2008, our 50% owned unconsolidated entity owning four Bulk carriers entered into an agreement to sell one of its vessels, a Panamax Bulk Carrier, by the end of the second quarter of 2008.  If this sale is timely consummated on the terms currently in effect, we expect that our share of the proceeds will generate a reportable gain, in the second quarter of 2008, of approximately $16.0 million.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made by us or on our behalf in this report or elsewhere that are not based on historical facts are intended to be “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on beliefs and assumptions about future events that are inherently unpredictable and are therefore subject to significant known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from the anticipated results expressed or implied by such forward-looking statements.  In this report, the terms “we,” “us,” “our,” and “the Company” refer to International Shipholding Corporation and its subsidiaries.

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets; (3) estimated proceeds from sale of assets and the anticipated cost of constructing or purchasing new or existing vessels; (4) estimated fair values of financial instruments, such as interest rate,  commodity and currency swap agreements; (5) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (6) estimated losses attributable to asbestos claims; (7) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (8) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (9) our ability to remain in compliance with our debt covenants; (10) anticipated trends in government sponsored cargoes; (11) our ability to effectively service our debt; (12) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), (13) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives, and (14) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

Our forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, our ability to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques; (ii) secure financing on satisfactory terms to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers;  (iii) obtain new contracts or renew existing contracts which would employ certain of our vessels or other assets upon the expiration of contracts currently in place, on favorable economic terms; (iv) manage the amount and rate of growth of our  administrative and general expenses and costs associated with operating certain of our vessels; (v) and manage our growth in terms of implementing internal controls and information systems and hiring or retaining key personnel, among other things.

Other factors include (vi) changes in cargo, charter hire, fuel, and vessel utilization rates; (vii) the rate at which competitors add or scrap vessels in the markets as well as demolition scrap prices and the availability of scrap facilities in which we operate; (viii) changes in interest rates which could increase or decrease the amount of interest we incur on borrowings with variable rates of interest, and the availability and cost of capital to us; (ix) the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures; (x) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (xi) changes in laws and regulations such as those related to government assistance programs and tax rates; (xii) the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; (xiii) unplanned maintenance and out-of-service days on our vessels; (xiv) the ability of customers to fulfill obligations with us; (xv) the performance of unconsolidated subsidiaries; (xvi) our ability to effectively handle our leverage by servicing and meeting the covenant requirements in each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others; (xvii) other economic, competitive, governmental, and technological factors which may affect our operations; (xviii) political events in the United States and abroad, including terrorism, and the U.S. military's response to those events; (xix) election results, regulatory activities and the appropriation of funds by the U.S. Congress; and (xx) unanticipated trends in operating expenses such as fuel and labor costs.

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

Executive Summary

Our net income for the three months ended March 31, 2008 was $4.814 million, which included net income of $4.126 million from our discontinued LASH Liner service.  For the comparable three months ended March 31, 2007, we reported net income of $4.740 million, which included net income of $3.402 million from our discontinued LASH Liner service.  The net income from our discontinued operations was a result of one-time gains from the disposal of the LASH equipment.

Operating income for the three months ended March 31, 2008 was $1.479 million as compared to $1.943 million for the comparable period in 2007.  During the recent quarter, one of our vessels servicing its Indonesian operations experienced a significant off hire period resulting from damage to its engine.  As a result, we recorded a charge to income of approximately $1.0 million for our insurance exposure.  This raises our reserve, under our aggregate stop loss coverage, to the maximum exposure of $2.0 million for hull and machinery and loss of hire for the current policy year ending June 2008.  The vessel is now fully operational.  In addition, results from our carriage of supplemental cargoes on our U. S. flag Pure Car Truck Carrier Fleet, while producing favorable results for the quarter, were $522,000 lower than the comparable 2007 first quarter results.  Partially offsetting the lower results of these two segments, our Rail Ferry Service improved by $343,000 during the first quarter of 2008 compared to the same period in 2007.  As expected, due to the addition of the second decks, this segment’s tonnage volume increased, particularly during the month of March, a trend we continue to see in April.

Administrative and general expense, a component of operating income, increased by $246,000 from the same period in 2007 primarily as a result of higher office lease cost and non-recurring consultant costs and legal fees.

Interest expense for the three months ended March 31, 2008 was $555,000 lower than the comparable period in 2007 reflecting lower average outstanding debt balances due to our prepayment of debt in late 2007.  Investment income was lower as a result of a drop in investment rates and less available cash.

On February 1, 2008, we redeemed 337,618 shares of our 6% Convertible Exchangeable Preferred Stock.  The redemption price was $51 per share representing a $4.06 per share premium from its carrying book value.  Accordingly, we recorded a $1.371 million loss in this quarter from the redemption. The remaining 462,382 Preferred shares were converted by the holders of those shares into 1,155,955 shares of our Common Stock.

Our Federal income tax benefit for the first quarter of 2008 was $1.2 million as compared to $313,000 for the 2007 first quarter.  The increased benefit reflects both the favorable tax impact of the sale and leaseback arrangement of our U. S. flag Molten Sulphur vessel and the investment in the Rail Ferry Service’s second decks.  Both of these operations are taxed at the U.S. corporate statutory rate.

The results of our unconsolidated entities had improved results primarily from higher charter rates.

At the end of the first quarter of 2008, our 50% owned unconsolidated entity owning four Bulk carriers entered into an agreement to sell one of those vessels, a Panamax Bulk Carrier, by the end of the second quarter of 2008.  If this sale is timely consummated on the terms currently in effect, we expect that our share of the proceeds will generate a reportable gain, in the upcoming second quarter of 2008, of approximately $16.0 million.  Also at the end of the first quarter of 2008, we reflagged to international flag our two U.S. flag container vessels and placed them under a three firm plus two option years time charter.  These vessels were replaced by two U.S. flag container vessels which were bareboat chartered in and then time chartered out.  Based on the current terms of these contractual arrangements, the projected improvement to our net income before taxes for all four vessels is approximately $400,000 per quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$41,524	$4,847	$8,249	$1,184	$55,804
Voyage Expenses	32,088	4,032	7,578	509	44,207
Vessel and Barge Depreciation	3,713	-	1,365	3	5,081
Gross Voyage (Loss) Profit	5,723	815	(694)	672	6,516
2007
Revenues from External Customers	$39,073	$4,281	$3,773	$1,241	$48,368
Voyage Expenses	28,812	2,608	3,950	1,228	36,598
Vessel and Barge Depreciation	3,572	604	860	-	5,036
Gross Voyage (Loss) Profit	6,689	1,069	(1,037)	13	6,734

    Gross voyage profit decreased slightly from $6.7 million in the first three months of 2007 to $6.5 million in the first three months of 2008.  Revenues increased from $48.4 million in the first three months of 2007 to $55.8 million in the first three months of 2008.  Voyage expenses increased from $36.6 million in the first three months of 2007 to $44.2 million in the first three months of 2008.  The changes of revenue and expenses associated with each of our segments are discussed within the following analysis below.

    Time Charter Contracts:  The decrease in this segment’s gross voyage profit from $6.7 million in the first three months of 2007 to $5.7 million in the first three months of 2008 was due in part to engine repairs on a vessel in our Indonesia service in 2008. We recorded a charge of approximately $1.0 million of additional insurance exposure, bringing our stop loss aggregate self-insurance reserves to their maximum of $2.0 million.  Revenues increased for this segment from $39.1 million in the first three months of 2007 to $41.5 million in the first three months of 2008.  This improvement in revenues is a result of an additional Foreign flag Pure Car Truck Carrier, a vessel we time chartered in and out, and an additional U.S. flag Pure Car Truck Carrier in 2008 compared to the same period in 2007.  This increase in revenue was partially offset by a decrease in military cargo carried by our U.S. flag Pure Car Truck Carriers.

    Contracts of Affreightment:  While net profit on this segment was slightly better, gross voyage profit decreased from $1.1 million in the first three months of 2007 to $815,000 in the first three months of 2008 due to the higher costs associated with operating the vessel under an operating lease in 2008 compared to owning the vessel in 2007.  The $566,000 increase of revenues for this segment was due to increased voyages in 2008 compared to the same period in 2007 and an increase of available molten sulphur for carriage.

    Rail-Ferry Service:  Gross voyage results improved from a $1.0 million loss in the first three months of 2007 to a $694,000 loss in the first three months of 2008 due to additional sailings in 2008 as well as having the capacity increased in 2008 due to the addition of the second decks.  Operation of the second decks began in the third quarter of 2007.  Revenues for this segment increased from $3.8 million in the first three months of 2007 to $8.2 million in the first three months of 2008 due to additional sailings and second deck capacity.  During the first quarter of 2008, the vessels operated at approximately 70% of capacity.  We expect that utilization of the remaining capacity will directly improve our gross profit results.

    Other:  Gross profit increased from $13,000 in the first three months of 2007 to $672,000 in the first three months of 2008.  This increase was primarily due to 2007 adjusted earnings for Dry Bulk, recorded in 2008, and additional revenues from commissions in the first quarter of 2008.

Other Income and Expense

    Administrative and general expenses increased from $4.8 million in the first three months of 2007 to $5.0 million in the first three months of 2008 primarily due to higher non-recurring consultant and legal fees, increased rent expense and an increase in bonus accruals, which we under estimated in the first quarter of 2007 but subsequently adjusted in the next quarter.  Although we originally reported the first three months of 2007 as having $5.8 million of A&G expense related to continuing operations, we have reformatted the financial statements with no net effect to show the $1.0 million of relocation incentive payments received from Alabama agencies as a reduction of our relocation expenses.  Originally, this amount was reported as “Other Revenue”.

    The following table shows the significant A&G components for the first three months of 2008 and 2007 respectively.

(Amounts in Thousands)	Three Months Ended March 31,
A&G Account	2008	2007	Variance

Wages & Benefits	$2,432	$2,212	$220
Legal/Accounting Fees	472	305	167
Office Building (Leases)	314	236	78
Relocation Expenses	262	534	(272)
Other	1,557	1,504	53
TOTAL:	$5,037	4,791	$246

Interest expense decreased from $2.6 million in the first three months of 2007 to $2.1 million in the first three months of 2008 mainly due to the early repurchase of portions of our 7 ¾ %  senior notes during the third quarter of 2007.

Loss on Redemption of Preferred Stock:  On February 1, 2008, we redeemed 337,618 shares of our 6% Convertible Exchangeable Preferred Stock.  The redemption price was $51 per share representing a $4.06 per share premium from its carrying book value.  Accordingly, we recorded a $1.37 million loss in this quarter from the redemption. The remaining 462,382 Preferred shares were converted by the holders of those shares into 1,155,955 shares of our Common Stock.

Income Taxes

We recorded a benefit for federal income taxes of $1.2 million on our $1.7 million loss from continuing operations before income from unconsolidated entities in the first three months of 2008, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first three months of 2007, our benefit was $313,000 on our $8,000 loss from continuing operations before income from unconsolidated entities.  Our tax benefit increased from the comparable prior year primarily as a result of favorable tax impacts of the sale and leaseback arrangement of our U.S. flag Molten Sulphur vessel and the investment in the Rail Ferry vessel’s second decks.  We recorded a provision for federal income taxes of $471,000 on our $4.6 million income from discontinued operations in the first three months of 2008, due to the sale of Liner assets.  There was no tax affect on discontinued operations for the same period in 2007. In the first quarter of 2007 we formally adopted a plan to permanently re-invest all foreign earnings, and, accordingly, we have not recorded a tax provision on 2007 or 2008 foreign earnings.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2007, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $1.0 million in the first three months of 2007 to $1.2 million in the first three months of 2008.  The improved results came from our 50% investment in Dry Bulk, a company owning two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers, which performed better in the first three months of 2008 compared to the first three months of 2007.

During the second quarter of 2007, Dry Bulk entered into a ship purchase agreement with a Japanese company for two newbuildings Handymax Bulk Carriers scheduled to be delivered in the first half of 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37.0 million.  We expect to make our interim construction payments with cash generated from operations with long-term financing determined at delivery, scheduled to begin in April of 2009.

Discontinued Operations

Our LASH Liner service previously consisted of our U.S. flag LASH service and TransAtlantic LASH service.  In 2007, we decided to discontinue both services based on unfavorable market conditions and higher operating costs.  We sold one LASH Feeder vessel and 114 barges in the first quarter of 2007 and the one remaining International flag vessel and the remaining 235 barges in the first quarter of 2008, generating a gain of $4.5 million and $4.6 million for 2007 and 2008, respectively.  Total revenues associated with the LASH Liner services were $15.8 million and $0 for the first three months of 2007 and 2008, respectively.

Our U.S. flag LASH service and TransAtlantic LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.

LIQUIDITY AND CAPITAL RESOURCES

    The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included elsewhere herein as part of our Condensed Consolidated Financial Statements.

    Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $23.2 million at December 31, 2007, to $12.6 million at March 31, 2008, primarily from the early redemption of our Preferred Stock on February 1, 2008.  Cash and cash equivalents decreased in the first three months of 2008 by $5.2 million to a total of $8.9 million.  This decrease was caused by financing activities of $21.1 million, partially offset by cash provided by operating activities of $3.0 million and cash provided by investing activities of $12.9 million.  Total current liabilities of $36.4 million as of March 31, 2008 included current maturities of long-term debt of $13.0 million.

    Operating activities generated a positive cash flow after adjusting net income of $4.8 million for the first quarter of 2008 for non-cash provisions such as depreciation, amortization and the gain on sales of assets.  Net cash provided by operating activities also included the add back of the non-cash loss of $1.4 million on the early redemption of preferred stock, the deduction of the non-cash $4.6 million from the gain on the sale of LASH assets, and cash distributions of $1.0 million received from our investments in unconsolidated entities.

    Cash provided by investing activities of $12.9 million included proceeds from the sale of assets of $11.2 million and principal payments received under direct financing leases of $1.8 million, partially offset by capital improvements to the U.S. Coal Carrier and Mexican Terminal of $1.5 million.

    Cash used for financing activities of $21.1 million included regularly scheduled debt payments of $3.2 million and $17.3 million on the early redemption of our preferred stock.

    In March of 2008, we signed an agreement with Regions Bank to provide us with an unsecured revolving line of credit for $35 million.  This facility replaced the prior secured revolving line of credit for the like amount.  As of March 31, 2008, $6.3 million of the $35 million revolving credit facility, which expires in April of 2010, was pledged as collateral for letters of credit, and the remaining $28.7 million was available.

    Debt and Lease Obligations – As of March 31, 2008, we held several vessels under operating leases and time chartered agreements, including four Pure Car/Truck Carriers, one Breakbulk/Multi Purpose vessel, a Molten Sulphur Carrier, a Container vessel and a Tanker vessel.  We also conduct certain of our operations from leased office facilities and use transportation and other equipment under operating leases.  Refer to our 2007 form 10-K for a schedule of our contractual obligations.

    Debt Covenant Compliance Status –  In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into financings of our unencumbered vessels or restructure debt, which have a net book value of $293.9 million.

    Restructuring of Liner Services and Disposition of Certain LASH Assets – Our LASH Liner service previously consisted of our U.S. flag LASH service and TransAtlantic LASH service.  In 2007, we decided to discontinue both services based on unfavorable market conditions and higher operating costs.  We sold one LASH Feeder vessel and 114 barges in the first quarter of 2007 and the one remaining International flag vessel and the remaining 235 barges in the first quarter of 2008, generating a gain of $4.5 million and $4.6 million for 2007 and 2008, respectively.

    Our U.S. flag LASH service and TransAtlantic LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.

    Bulk Carriers - We have a 50% interest in Dry Bulk, which owns two Cape-Size Bulk Carriers and two Panamax-Size Bulk Carriers.  This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  Dry Bulk has entered into a ship purchase agreement with a Japanese company for newbuilding two Handymax Bulk Carriers, scheduled to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, Dry Bulk plans to finance these costs with equity contributions of up to 15% with the 85% balance of the cost being financed.  Upon completion and delivery, Dry Bulk plans to establish permanent long-term financing.

    Dividend Payments – Our preferred stock accrued cash dividends at a rate of 6.0% per annum from the date of issuance in early January 2005 through January 31, 2008.  All such shares were either redeemed or converted into shares of our common stock on February 1, 2008.

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

    In January 2008 we were notified that the United States Coast Guard was conducting an investigation on the SS MAJOR STEPHEN W. PLESS of an alleged discharge of untreated bilge water by one or more members of the crew.  The USCG has inspected the ship and interviewed various crew members.  We continue to cooperate with the USCG's investigation by providing requested materials and documentation.  The USCG maintains that while the investigation of a certain single individual is continuing, at this time we are not a target of the investigation.

    New Accounting Pronouncements – In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We adopted FIN 157 on January 1, 2008 and the adoption had no effect on our consolidated financial position and results of operation.  Further disclosure of how we obtain our fair value measurements can be found in Note 8 – Fair Value Measurements on page 8.

    In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 155 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted FIN 159 on January 1, 2008 and the adoption had no effect on our consolidated financial position and results of operation.

    In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging activities – an amendment of FASB Statement No. 133.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We have not yet determined the impact, if any, the adoption of SFAS No. 161 will have on our consolidated financial position or results of operations.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at March 31, 2008, approximated its carrying value due to the short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt at March 31, 2008, including current maturities, was estimated to be $145.2 million compared to a carrying value of $145.2 million.  The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing  rates applicable to our long-term debt at March 31, 2008 is not applicable due to the retirement of all of the company’s remaining outstanding obligations of its 7 ¾  % Senior Unsecured Notes in October of 2007.

We have entered into six interest rate swap agreements with commercial banks, two in September of 2005, one in November of 2005, one in September of 2007, one in November of 2007, and one in February of 2008 in order to reduce the possible impact of higher interest rates in the long-term market.  For each of these “variable to fixed” swap agreements, we have swapped our exposure from variable rates to fixed rates.  While these arrangements are structured to reduce our exposure to increases in interest rates, they also limit the benefit we might otherwise receive from any decreases in interest rates.  As of March 31, 2008, 100% of our long-term and short-term debt obligations were at fixed rates, and 66.4% of this debt is U.S. Dollar denominated.  Our weighted average cost of U.S. Dollar denominated debt is 5.11%.  Our Yen denominated cost of debt is 2.0%.

The fair value of these agreements at March 31, 2008, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $6.3 million.  A hypothetical 10% decrease in interest rates as of March 31, 2008 would have resulted in an $8.2 million liability.

Commodity Price Risk.  As of March 31, 2008, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2008 fuel requirements for our Rail-Ferry Service segment.  We have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2008.  If we had commodity swap agreements, they could be structured to further reduce our exposure to increases in fuel prices.  A 20% increase in the price of fuel for the period January 1, 2008 through March 31, 2008 would have resulted in an increase of approximately $2.4 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.32 in our basic earnings per share based on the shares of our common stock outstanding as of March 31, 2008.  However, we believe that some or all of the price increase could have been passed on to our customers through the aforementioned fuel surcharges during the same period but might have been limited by our need to maintain competitive rates.  Our charterers in the Time Charter and Contract of Affreightment segments are responsible for purchasing vessel fuel requirements; thus, we have no fuel price risk in these segments.

Foreign Exchange Rate Risk.  There have been no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as that phrase is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934.  The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures have been effective as of the end of the period covered by this report in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the first quarter of 2008, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2008, our board of directors authorized a 1.0 million share repurchase program.  We did not make any repurchases under this program during the first quarter of 2008.

ITEM 5. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held April 30, 2008.  The matters voted upon and the results of the voting were as follows:

(1)           Election of Board of Directors:

Nominee	Shares Voted For	Withheld Authority
Niels W. Johnsen	6,601,452	740,467
Erik F. Johnsen	7,243,555	98,364
Niels M. Johnsen	7,245,082	96,837
Erik L. Johnsen	7,245,082	96,837
Edwin A. Lupberger	7,247,799	94,120
Raymond V. O’Brien, Jr.	7,247,799	94,120
Edward K. Trowbridge	7,060,839	281,080
H. Merritt Lane III	7,266,891	75,028
T. Lee Robinson, Jr	7,269,897	72,022

(2)	Ratification of Ernst & Young LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2008:

Shares Voted For                                           7,298,564
Shares Voted Against                                        39,031
Abstentions                                                          4,324

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

10.11
Loan Agreement, dated as of September 10, 2007, by and amongWaterman Steamship Corporation, as borrower, the Registrant, as guarantor, DnB NOR Bank ASA, as facility agent and security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

10.12
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

10.13
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

* filed with this report

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION

/s/ Manuel G. Estrada
_____________________________________________
Manuel G. Estrada
Vice President and Chief Financial Officer

Date:   May 9, 2008