Form 10-K/A
INTERNATIONAL SHIPHOLDING CORP
filed 2008-06-27
CIK 278041

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes☐	No ☑

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

1

EXPLANATORY NOTE

International Shipholding Corporation (the “Company”) owns a 50% equity interest in Dry Bulk Cape Holding Inc., a Panamanian company (“Dry Bulk”).  Dry Bulk is a holding company engaged in international bulk carrier operations through its six wholly-owned subsidiaries.  In 2007, the Company’s ownership interest in Dry Bulk met the significant subsidiary test, as defined by Rule 210.1-02(w), at the 20% level for Pretax Income.  Additionally, the Company’s ownership interest in Dry Bulk met the same test for 2006 and 2005.  As a result, the Company is required by Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934 (the “Exchange Act”) to provide audited consolidated balance sheets for Dry Bulk as of December 31, 2007 and 2006 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the three years ended December 31, 2007, 2006 and 2005 by June 30, 2008.

On April 30, 2008, the Company filed Form 10-K/A (Amendment No. 1) containing the 2005 audited financial statements for Belden Cement Holding Inc. (“BCH”) and the 2006 partial unaudited financial statements for Belden Shipholding PTE LTD (“BSH”).  The Company sold its interest in BSH in November of 2006 and was provided limited information from the new owners.  The 2006 partial unaudited financial statements for BSH were based on Singapore Financial Reporting Standards.  In accordance with Rule 3-09 of Regulation S-X, a reconciliation from the Singapore Financial Reporting Standards financial statements to U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) is included in this Form 10-K/A.

 Item 15 is the only portion of the Company’s 2007 Form 10-K being supplemented or amended by this Form 10-K/A.

This Amendment No. 2 does not change any other information set forth in the original filing of the Company’s Form 10-K, including Amendment No. 1, for the year ended December 31, 2007. However, in accordance with Rule 12b-15, Amendment No. 1, filed on April 30, 2008, includes new Rule 13a-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2 and new Rule 13a-14(b)/15d-14(b) certifications as Exhibits 32.1 and 32.2.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.                   Financial Statement Schedules

(i)	The following financial statement schedules of Dry Bulk Cape Holding Inc. are included on pages A-1 through A-11 of this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Notes to the Consolidated Financial Statements

(ii)
The following financial statement schedules of Belden Shipholding PTE LTD included on pages B-1 through     B-2 of this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X;  These statements are unaudited and include a reconciliation to U.S. Generally Accepted Accounting Principles.

Consolidated Balance Sheet at September 30, 2006
Consolidated Profit and Loss Account Statement for the nine months ended September 30, 2006

2

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

(10.11)
 Loan Agreement, dated as of September 10, 2007, by and amongWaterman Steamship Corporation, as borrower, the Registrant, as guarantor, DnB NOR Bank ASA, as facility agent and security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.12)
SHIPSALES Agreement, dated as of September 21, 2007, by and between East Gulf Shipholding, Inc., as   buyer, and Clio Marine Inc., as seller (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.13)
 Facility Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower,     the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(23.1)	Consent of Ernst & Young LLP*
(23.2)	Consent of Deloitte & Touche S.p.A., Independent Registered Public Accounting Firm*
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

June 27, 2008	By	/s/ Manuel G. Estrada

                                                                                                Manuel G. Estrada
                                                                     Vice President and Chief Financial Officer

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dry Bulk Cape Holding Inc.:

We have audited the accompanying consolidated balance sheets of Dry Bulk Cape Holding Inc. and subsidiaries (the “Group”) as of December 31, 2007 and 2006 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dry Bulk Cape Holding Inc. and subsidiaries  as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE S.p.A.

Genoa, Italy
June 16, 2008

DRY BULK CAPE HOLDING INC.

CONSOLIDATED BALANCE SHEETS
(In thousands of USD)
	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash (Note 3)	2,351	54
Receivables from the Shipping Pool (Note 4)	2,946	2,207
Receivables from management company (Note 5)	1,517	179
Other receivable (Note 6)	195	1,786
Inventories (Note 7)	215	359
Other current assets	4	3
Total current assets	7,228	4,588

Restricted Cash (Note 3)	1,000	1,000
Vessels, net of accumulated depreciation (Note 8)	104,921	110,058
Vessels under construction (Note 9)	13,636	-
Other assets (Note 10)	987	701
TOTAL ASSETS	127,772	116,347

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Advances to a related party (Note 11)	-	198
Accrued expenses (Note 12)	784	720
Advances from shareholders (Note 13)	260	260
Current portion of bank borrowings (Note 14)	6,500	6,500
Total current liabilities	7,544	7,678

Long term bank borrowings, net of current portion (Note 14)	96,036	90,500
Total liabilities	103,580	98,178

SHAREHOLDERS’ EQUITY (Note 15)
Common shares	-	-
Additional paid-in capital	8,202	6,702
Retained earnings	15,990	11,467
Total shareholders’ equity	24,192	18,169

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	127,772	116,347

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of USD)
	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005

Shipping income (Note 16)	31,772	25,805	15,595

Costs of shipping income
Vessel expenses (Note 17)	(6,080)	(5,549)	(2,701)
Vessel depreciation	(5,137)	(5,356)	(3,277)
	(11,217)	(10,905)	(5,978)

GROSS PROFIT	20,555	14,900	9,617

Management fees (Note 18)	(768)	(768)	(526)
General and administrative expenses	(221)	(90)	(38)
	(989)	(858)	(564)

OPERATING INCOME	19,566	14,042	9,053

Financial expenses, net (Note 19)	(6,243)	(6,426)	(2,965)

NET INCOME	13,323	7,616	6,088

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005
(In thousands of USD)

		Additional
	Common	Paid-In	Retained		Comprehensive
	Stock	Capital	Earnings	Total	Income

BALANCE— January 1, 2005	-	6,662	4,363	11,025

Net income	-	-	6,088	6,088	6,088

Capital increase	-	40	-	40

Dividends paid	-	-	(5,000)	(5,000)

BALANCE— December 31, 2005	-	6,702	5,451	12,153

Net income	-	-	7,616	7,616	7,616

Dividends paid	-	-	(1,600)	(1,600)

BALANCE— December 31, 2006	-	6,702	11,467	18,169

Net income	-	-	13,323	13,323	13,323

Capital increase		1,500		1,500

Dividends paid	-	-	(8,800)	(8,800)

BALANCE— December 31, 2007	-	8,202	15,990	24,192

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of USD)
	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December31, 2005
OPERATING ACTIVITIES:
Net income	13,323	7,616	6,088
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation of vessels	5,137	5,356	3,277
Amortization of deferred dry-docking charges	121	5	-
Amortization of deferred financing costs	66	66	71
Fair value adjustment on derivative instruments	-	-	(236)
Changes in operating assets and liabilities:
Other receivables	1,591	(1,475)	172
Inventories	144	(175)	20
Payments for dry-docking charges	(473)	(250)	-
Other assets and receivables from Shipping Pool and management company	(2,078)	(1,869)	(152)
Trade accounts payable	-	(285)	(434)
Accrued expenses and payables to related companies	(134)	(355)	1,074
Interest rate swap termination	-	-	(292)
Net cash provided by operating activities	17,697	8,634	9,588

INVESTING ACTIVITIES:
Purchases of vessels / payments on vessels under construction	(13,636)	-	(48,500)
Increase in Restricted Cash	-	(1,000)	-
Net variation in settlement account with DryLog Group	-	520	(350)
Net cash used in investing activities	(13,636)	(480)	(48,850)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	12,036	-	103,500
Repayments of bank borrowings	(6,500)	(6,500)	(59,238)
Capital increase	1,500	-	-
Dividends paid	(8,800)	(1,600)	(5,000)
Net cash provided by / (used in) financing activities	(1,764)	(8,100)	39,262
NET INCREASE IN CASH	2,297	54	-
CASH AT BEGINNING OF YEAR	54	-	-
CASH AT END OF YEAR	2,351	54	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	6,666	6,365	2,280
See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007
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

At December 31, 2004, the Company had two subsidiaries: Dry Bulk Africa Ltd. (“Bulk Africa”) and Dry Bulk Australia Ltd (“Bulk Australia”).    These subsidiaries were initially incorporated in Liberia, but are now incorporated in the British Virgin Islands (“BVI”).   Each of the foregoing subsidiaries owns a bulk carrier cape size vessel: the “M.V. Africa” and the “M.V. Australia”, respectively.

In November 2005, the Company established in the British Virgin Islands two new subsidiaries: Dry Bulk Fern Ltd (“Bulk Fern”) and Dry Bulk Cedar Ltd (“Bulk Cedar”).

In November 2005, each of these new subsidiaries purchased a bulk carrier panamax vessel built in 1998: “M.V. Bulk Fern” and “M.V. Bulk Cedar” respectively~~.~~

During 2007, the Company has incorporated in the British Virgin Islands two new subsidiaries, Dry Bulk Oceanis Ltd. and Dry Bulk Americas Ltd..  Through these new entities, the Company has entered into a ship sale agreement with Mitsui & Co. Ltd. for the acquisition of two handysize vessels to be delivered in 2012.  The purchase price of each vessel is in two currency denomination and is the sum of USD 17.70 million and JPY 1.77 billion.

Collectively, the Company and its subsidiaries are referred to as the “Group” herein.

The Group is engaged in international bulk carrier shipping operations.

Starting from the end of November 2005, M.V. Bulk Fern and M.V. Bulk Cedar are employed in time charter contracts with a related company, Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda., which is 35% owned by DryLog Group, the parent company of DryLog Bulkcarriers Ltd.  The consolidated statement of income for the year ended December 31, 2005 includes only one month operating activity of M.V. Bulk Fern and M.V. Bulk Cedar.

According to the time charter contracts, considered as operating lease contracts, the hire is a rata per day or pro-rata for the period starting from the vessels’ delivery, excluding the off-hire period.  The time charter contracts will expire in October 2008 (+/- 2 months in charter option).

M. V. Africa and the M.V. Australia participate in the C Transport Cape Size Ltd. shipping pool (the “Shipping Pool”).  There are approximately eight other vessels in the Shipping Pool as of December 31, 2007; of which three (3) vessels are owned 75%, 75%, and 37.5%, respectively, by DryLog  Group.  Since September 2004, the Shipping Pool has been ultimately owned and managed by DryLog Group.

In accordance with the pool agreement, the entire result of operations of the Shipping Pool will be allocated to each member vessel on the basis of a key figure expressing the relative theoretical earnings capacity of such member vessel, based on the cargo carrying capacity, capability and efficiency of operations and on any deficiency whatsoever attributable to any member vessel, including the consequence of such member vessel’s age, flag or crewing.  No portion of the results of operations of the Shipping Pool is attributed to the DryLog Group, the ultimate shareholder of the Shipping Pool.

During each year, the Shipping Pool determines the amount of the result of business to be corresponded by way of a provisional hire paid monthly to each pool vessel, taking into account cash availability and cash flow projections. The final distribution is calculated on the net pool result and is made each calendar year following the presentation of the audited accounts of the operations of the Shipping Pool.  Such final distribution is determined by the vessels owners and not by the shareholder of the Shipping Pool.  All the pool results as of December 31, 2007 have been computed and attributed to the vessel owners based on the above described Pool rules.

During 2007, an agreement has been reached among the owners of the vessels participating in the Shipping Pool and the DryLog Group for the termination of the pool as of January 1, 2008.  The control of the Shipping Pool, C Transport Cape Size (CTC), has been assumed by the DryLog Group as of January 1, 2008, including that of CTC’s commercial portfolio and relevant risk.  Contemporaneous with the termination agreement, the Company also entered into three years time charter with CTC at a fixed hire per day for M.V. Africa and the M.V. Australia.  The fixed charter rates have been calculated by reference to the prevailing market charter rates and the fair value of CTC’s commercial portfolio at the calculation date designated in the termination agreement (June 30, 2007).  The agreed fixed hire rates are calculated on a mark to market basis of the existing commercial portfolio as of June 30, 2007, less 5% for 2008 and 2009 and less 15% for 2010.  The simultaneous termination of the Shipping Pool and the entering into fixed rate three year lease contracts is viewed as a lease modification.  Accordingly, the off-market terms of the CTC’s commercial portfolio that was included in the calculation of the fixed rate lease will be recognized over the three year lease term and the shipping income to be recognized for M.V. Australia and M.V. Africa starting from January 1, 2008 will be based on the daily rates agreed in the three years time charter with CTC.

The Group has no employees. The operating management is provided by the DryLog Group.  The technical manager of the vessels was a related company, Ceres Hellenic Shipping Enterprises Ltd, through the end of November 2005.  The nature of the relationship is such that the DryLog Group shareholders have an interest in Ceres Hellenic Shipping Enterprises Ltd.

Starting from December 2005, a related company, Unisea Shipping Ltd, was appointed as technical manager.  A shareholder and a member of the Board of Directors of Unisea Shipping Ltd is also a member of the Board of Directors of the DryLog Ltd.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Consolidation—The consolidated financial statements include the financial statements of the Company and its 100% controlled subsidiaries.  Those subsidiaries included Bulk Africa, Bulk Australia, Bulk Fern and Bulk Cedar for the years ended December 31, 2007, 2006 and 2005, and, in addition, Bulk Oceanis and Bulk Americas for the year ended December 31, 2007.

The financial statements used for the preparation of the consolidated financial statements are those as of December 31, 2007 and 2006, the dates coinciding with the year-end for each year presented of the group holding company, approved by the stockholders of the individual companies or prepared by the Boards of Directors for their approval.

The assets and liabilities of the consolidated companies are consolidated on the line-by-line method, eliminating the book value of the investments against the related net equities of the companies.

The difference between the carrying value of the investments and the corresponding net equity is allocated to the assets and liabilities based on the current values at the time of acquisition.  No instances of the application of this policy occurred during 2007 and 2006.

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

Revenues— The Group’s revenue from the two vessels in the Shipping Pool is based on an allocation of the Shipping Pool’s annual distributable income (net income of the Shipping pool).  Shipping Pool annual distributable income is initially attributed to each member vessel on the basis of a key figure, expressing the relative theoretical earnings capacity of the member vessel, based on the cargo carrying capacity, capability and efficiency of operation in and between respective trades in which the member vessels are employed, and on any deficiency attributable to any member vessel including the consequence of such member vessel’s age, flag or crewing.  The Shipping Pool’s annual distributable income is then allocated giving weighting to each vessel and the number of days the vessel was available for charter excluding off-hire periods.  The off-hire periods for each vessel consist of dry-docking, laid-up periods, extended periods of break-down and other mutually agreed periods.

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

Foreign Currencies—The functional currency of the Group is United States dollar (“USD”) because the majority of its revenues, costs, vessel~~s~~ purchases, and debt and trade liabilities are either priced, incurred, payable or otherwise measured in USD.   Transactions denominated in foreign currencies are translated into USD using the rate ruling at the date of the transaction.  Monetary assets and liabilities denominated into foreign currencies are translated into USD, at year-end rates.  All resulting exchange differences are dealt with in the consolidated statement of income.

Cash and Cash Equivalents— Until the end of 2005, the Group did not maintain cash accounts in its own name. Rather, Shipping Pool distributions and other vessels’ revenues are received by (and expenditures paid by) the DryLog Group on the Group’s behalf.

In 2006, the Group decided to open a bank account in USD in order to pay and receive cash directly.  The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At December 31, 2007 and 2006, cash consists only of those in the Group’s bank accounts.

Vessel expenses and dry-docking cost— Vessel expenses are direct costs incurred to operate the Group’s vessels. These costs are expensed as incurred.

The Groups defers certain costs related to the dry-docking of the vessels. Deferred dry-docking costs are capitalized as incurred and amortized on a straight-line basis over the period between dry-dockings (generally five years).  No dry-docking costs were incurred in 2005 while in 2007 and 2006, the Group incurred dry-docking costs of USD 473 thousand and USD 250 thousand respectively.

Financial instruments— Financial instruments carried on the balance sheet include accounts and other receivables, trade and other payables as well as long-term debt. The Group was also a party to financial instruments that reduce exposure to fluctuations in interest rates. The Company’s interest rate swap arrangements are initially recorded at cost and are remeasured to fair value at subsequent reporting date. The fair value of all financial instruments approximates their carrying values.

Changes in fair value of derivative financial instruments that are designated as effective cash flow hedges, are recognized directly as a component of shareholders’ equity. Amounts presented as a component of shareholders’ equity are recognized in the income statement in the same period in which the hedged firm commitment or forecasted transaction affects net income. Changes in the fair value of derivative financial instruments that do not qualify for hedge accounting are recognized in the consolidated statement of income as they arise.  The Company did not enter into any new derivative contracts in 2005, 2006 or 2007.

Deferred Financing Costs—The Group defers loan arrangement costs incurred in connection with its bank loans and amortizes them over the loan repayment period as incremental interest expenses.

Inventories—Inventories are valued at the lower of cost or market. Cost is determined on a First-in, First-out (FIFO) basis.

Vessels, net— The Group’s vessels are stated at historical cost, less accumulated depreciation. The cost of the vessel, less an estimated residual value, is depreciated on a straight-line basis over its estimated remaining useful life. The vessel's life is estimated at 25 years from the date of the completion of construction and its residual value is based on its scrap value.

Maintenance and repairs that do not extend the useful life of the asset are charged to operations as incurred. Major renovation costs and modifications are capitalized and depreciated over the estimated remaining useful life.

Construction work in progress represents vessels under construction and is stated at cost.  It is not depreciated until the vessels are completed and ready for use.

Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired.  No interest was capitalized as part of the vessel cost in 2005 and 2006 while USD 293 thousand of interest was capitalized as part of construction in progress in 2007.

Impairment losses are recorded on vessels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the vessels’ carrying amount.  In the evaluation of the fair value and future benefits of vessels, the Group performs an analysis of the anticipated undiscounted future net cash flows of the vessels.  If the carrying value of the related vessels exceeds the undiscounted cash flows, the carrying value of the vessel is reduced to its fair value.  Various factors including future charter rates and vessel operating costs are included in this analysis.  The Group determined that no impairment loss needed to be recognized in 2006 and 2007.

Income Taxes— Although the Company is incorporated in the Republic of Panama, it has no business activities in Panama.  Earnings from transactions that are completed, consummated or take effects outside Panama, are not considered to be taxable in Panama. Dividends received by Panamanian companies are only taxed when derived from earnings taxable in Panama.  Consequently, dividends received from the Company’s BVI subsidiaries are not subject to taxation.  Revenues arising from international shipping commerce of national merchant ships legally registered in Panama, even if the shipping contracts have been entered into Panama, are also specifically exempt from taxation.

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

Comprehensive Income—Comprehensive income is defined as the change in equity of a company during a period from non-owner sources. Comprehensive income of the Group for the years ended December 31, 2006 and 2007 consisted only of the reported net income.

Recent Accounting Pronouncement—In September 2006, the FASB issued FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities”.  This guidance eliminates one of the accounting methods used to plan for major maintenance activities.  This FSP should be applied to the first fiscal year beginning after December 15, 2006.  Adoption of this standard on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The provisions of SFAS 157 should be applied prospectively.  This guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which amends various preceding guidance covering the accounting and disclosure for pension and post requirement plans.  This Statement requires companies to recognize an asset or liability for the funded status of their benefit plans annually through Other Comprehensive Income Additionally the statement changes the date in which the funded status can be measured (eliminates the 90 day window) with limited exceptions. The effective date of the recognition of the funded status is for years ending after December 15, 2006, and adoption did not have a material effect on the Company’s financial statements. The effective date for the change in acceptable measurement date is for fiscal years ending after December 15, 2008. This guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an Amendment of SFAS No. 115” (SFAS 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, which few exceptions.  SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  This guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  This Interpretation is effective as of January 1, 2007, and the cumulative effects of applying this Interpretation would have been required to be recorded an adjustment to retained earnings as of January 1, 2007.  On January 1, 2007, the Company adopted the provisions of FIN No. 48. There was no material effect upon adoption.

In April 2007, the FASB issued FSP No. FIN 39-1, "Amendment of FASB Interpretation No. 39." This FSP replaces certain terms in FIN No. 39 with "derivative instruments" (as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities") and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The FSP is effective for fiscal years beginning after November 15, 2007. Adoption of the Statement on January 1, 2008, is not expected to have a material impact on the Company's consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". The Statement establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of the Statement on January 1, 2008, is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". The Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of the Statement on January 1, 2008, is not expected to have a material impact on the Company's consolidated financial statements.

3.	CASH AND RESTRICTED CASH

As of December 31, 2007 and 2006, cash of USD 2,351 and USD54 thousand, respectively, reflects the balance at year-end of the Group’s bank accounts denominated in US Dollars.
Restricted cash of USD 1,000 thousand represents restricted cash as a result of the Group’s debt agreement with HSH Nordbank AG as discussed in Note 14.

4.	RECEIVABLES FROM THE SHIPPING POOL

As of December 31, 2007 and 2006, this caption of USD 2,946 and 2,207 thousand, respectively, entirely relates to the amount due from the Shipping Pool, C Transport Cape Size Ltd., mainly as a result of the final distribution (revenue adjustment) to be paid by the Shipping Pool, determined on the basis of the net pool results for M.V. Africa and M.V. Australia.

5.	RECEIVABLES FROM MANAGEMENT COMPANY

As of December 31, 2007 and 2006, this caption of USD 1,517 thousand and USD179 thousand, respectively, includes the amounts advanced to a related company, Unisea Shipping Ltd, in connection with the technical management of the vessels.

6.	OTHER RECEIVABLES

As of December 31, 2006, the balance of other receivables entirely refers to the insurance receivable related to the damage at the rudder stock suffered in September of 2006 by the M.V. Bulk Cedar.  The vessel remained in the shipyard for a period of 62 days (off-hire) and the total cost for repairing the vessel of USD 2 million was paid and recognized within vessel expenses during the year 2006.

The amount of USD 1,786, as of December 31, 2006, represented the portion of the loss incurred that the Company considered probable to recover through it’s submitted insurance claim, and was estimated based on the best available information.

During 2007, the Group has collected USD 1.5 million from insurance companies and the balance of USD 195 thousand, as of December 31, 2007, has been collected in full at the beginning of 2008.

7.	INVENTORIES

The amount of USD 215 thousand and USD 359 thousand as of December 31, 2007 and 2006, respectively, shown as inventories represents the cost of lubricants on board the vessels as at the end of the year.

8.	VESSELS, NET OF ACCUMULATED DEPRECIATION

The 2007 and 2006 movements in this caption are the following (in USD thousands):

	2007	2006
Cost
At January 1,	121,500	121,500
Acquisitions in	-	-
At December 31,	121,500	121,500

Accumulated depreciation
At January 1,	11,442	6,086
Charge for the year	5,137	5,356
At December 31,	16,579	11,442

Net Book Value
At January 1,	110,058	115,415
At December 31,	104,921	110,058

The present insured value of the vessels in respect of actual and/or constructive total loss is USD 288 million.

There are collateral registered on vessels M.V. Australia, M.V. Africa, M.V. Bulk Cedar and M.V. Bulk Fern as security for the unpaid balance of the bank borrowings.

9.	VESSELS UNDER CONSTRUCTION

The amount of USD 13.6 million shown in the line item “Vessels under construction” relates to the first installment paid to Mitsui & Co. plus additional costs (including interest expenses and bank commission for USD 293 thousand and USD74 thousand, respectively) incurred during 2007 in connection with the building of two handysize vessels at the Tsuneishi Yard.  Delivery is expected in 2012 and the purchase price of each vessel, denominated in two currencies, is the sum of USD 17.7 million and JPY 1.77 billion.

As a condition for the release of the pre-delivery loan, the Group assigned the rights arising from the construction contracts in favor of HSH Nordbank AG.

10.	OTHER ASSETS

Other assets of USD 987 thousand and USD 701 thousand as of December 31, 2007 and 2006, respectively, include the following:

-	USD 390 thousand (USD 456 thousand as of December 31, 2006) related to unamortized deferred financing costs, including legal expenses in connection with bank borrowings from HSH Nordbank AG, and

-	USD 597 thousand (USD 245 thousand as of December 31, 2006) related to the unamortized deferred dry-docking charges.

The movements in this caption are the following (in USD thousands):

	Deferred	Deferred	Total
	Financing	Dry-docking
	Costs	Charges
Balance as of January 1, 2006	411	-	411
Increase	111	250	361
Amortization	(66)	(5)	(71)
Balance as of December 31, 2006	456	245	701
Increase	-	473	473
Amortization	(66)	(121)	(187)
Balance as of December 31, 2007	390	597	987

In 2007, the dry-docking costs incurred of USD 473 thousand were for M.V. Bulk Africa.

11.	ADVANCES TO A RELATED PARTY

As of December 31, 2006, this caption of USD 198 thousand entirely related to the amount paid in advance by the related company, Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda, in connection with the time charter contracts of M.V. Bulk Fern and M.V. Bulk Cedar for 2007 hire.  The balance at December 31, 2007 is zero.

12.	ACCRUED EXPENSES

The amount of USD 784 thousand and USD 720 thousand as of December 31, 2007 and 2006, respectively, mainly relates to accrued interest expenses.

13.           ADVANCES FROM SHAREHOLDERS

In 2004, each Shareholder advanced cash to the Company in the amount of USD 150 thousand for a total of USD 300 thousand. The cash advance is pursuant to the Joint Venture Agreement, signed on November 5, 2003 by the Shareholders.  The advance was made to meet the working capital needs of the Group and is interest-free.  The advance will be repaid at the discretion of the Company’s Board of Directors. During 2005, part of the cash advance for USD 40 thousand was converted into capital, and as a consequence at the end of 2005 the advances from shareholders amount to USD 260 thousand.  No changes in this balance occurred during 2006 and 2007.

14.     BANK BORROWINGS

    The bank borrowings are composed as following (in USD thousands):

	Current	Long term	Total
	portion	portion

HSH Nordbank AG - USD 103,500 loan facility	6,500	84,000	90,500

HSH Nordbank AG - USD 30,090 loan facility	-	12,036	12,036

Balance as of December 31, 2007	6,500	96,036	102,536

The HSH Nordbank AG loan of original USD 103,500 thousand,  is repayable in 32 consecutive quarterly installments starting from January 28, 2006. The first 12 installments will amount to USD 1,625 thousand each, and the remaining 20 installments will amount to USD 2,125 thousand each. With the last installment, the Group should also make a final balloon payment of USD 41,500 thousand. The repayment schedule is the following (in USD thousands):

2008.............................. 6,500
2009...............................8,500
2010...............................8,500
2011...............................8,500
Thereafter................... 58,500

Total                            90,500

The interest rate on this loan is LIBOR plus a spread which approximates 6.31% at December 31, 2007 (6.62% at December 31, 2006).

The above facility is collateralized by first priority mortgage registered over all Group's vessels, as well as assignments of such vessel's earnings and insurance.

The facility loan agreement with HSH Nordbank AG signed at the end of November 2005 requires the Group to comply with some financial covenants. The most significant of the covenants include a requirement to maintain: (1) a minimum cash liquidity of USD 1 million and (2) a ratio of current assets to current liabilities not less than one (excluding the current portion of the loan).  In case the Group will not meet the financial covenants and such is not remedied immediately, the bank could request the immediate repayment of the loan’s outstanding amount.  As of December 31, 2007, all the financial covenants under the loan agreement are met.

During 2007, the Group entered into a pre-delivery loan facility for the amount of USD 30,090 thousand from HSH Nordbank AG in order to finance the construction of 2 Tsuneishi Handymaxes as described above. The facility covers 85% of the pre-delivery purchase price and was drawn down, as of year-end, for an amount of USD 12,036 thousand. The facility will be repaid at the expected date of vessels delivery in 2012.  The Group will also need to find the financial resources needed to fully pay the pre-delivery loan facility and to pay the last installments to the shipyard in order to finalize the purchase of the two vessels.

The interest rate on this pre-delivery loan is the LIBOR plus a spread which approximates 5.81% at December 31, 2007.

In order for the pre-delivery loan to be released, the Group assigned the rights arising from the construction contracts in favor of HSH Nordbank AG.

15.           SHAREHOLDERS’ EQUITY

The authorized share capital of the Company is 600 no par value shares divided into 300 “A” Class shares and 300 “B” Class shares, out of which 500 shares have been issued.  Cape Holding Ltd beneficially holds 250 “A” Class shares and by Drylog Bulkcarriers Ltd beneficially holds 250 “B” Class shares.  All shares confer the same rights and are subject to the same obligations and restrictions

On the basis of the Joint Venture Agreement signed on November 5, 2003, the two 50% shareholders have agreed to contribute by way of equity to the Group:

o	an amount not exceeding USD 6,347 thousand per shareholder, and

o	all amounts payable from time to time by the Group under the loan agreements to the extent to which such amounts cannot be funded by the net earnings of the Group.

Each shareholder shall contribute towards the equity contribution in accordance with their owner percentage in the Group. As of December 31, 2006, the additional paid in capital to the Group from the shareholders was USD 6,702 thousand, of which 50% of the amount was paid by each shareholder. In 2007, the shareholders decided to increase the additional paid in capital to USD 8,202 thousand providing cash for a total amount of USD 1.5 million.

The Joint Venture Agreement provides that, a shareholder cannot, without prior written consent of the other shareholder:

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

The changes in the shareholders’ equity during 2007 are shown in the consolidated statements of shareholders equity.

16.           SHIPPING INCOME

The shipping income is composed as following (in USD thousands):

	2007	2006	2005
Revenues from Shipping Pool	24,527	19,060	14,943
Revenues from time charters contracts	7,245	6,745	652

Total shipping income	31,772	25,805	15,595

Revenues from the Shipping Pool relate to the income distributed by a related company, C Transport Cape Size Ltd, in connection with the employment of the vessels M.V. Africa and M.V. Australia. The increase in the pool revenues is mainly due to the positive trend of the shipping market and to the performance of the pool company.

Revenues from time charter contracts relate to the hire paid by a related company, Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda., for M.V. Bulk Fern and M.V. Bulk Cedar.

See Note 2 for further discussion on the revenue recognition policy of the Group.

17.           VESSEL EXPENSES

The detail of the vessel expenses is the following (in USD thousands):

	2007	2006	2005
Wages	2,681	2,425	1,239
Maintenance	467	767	220
Lube oils	831	643	256
Insurance	577	505	330
Stores	333	301	162
Spare parts	310	287	124
Victualling	227	265	128
Certificates & Class	111	123	45
Amortization of deferred dry-docking charges	121	5	-
Sundry expenses	422	228	197
Total	6,080	5,549	2,701

The 2006 maintenance costs include about USD 0.22 million related to the cost for the damage to the rudder stock suffered in September by the M.V. Bulk Cedar (USD 2.0 million) net of USD 1.78 million representing the portion of the repair costs incurred that the Company considered probable to recover through it’s submitted insurance claim as described in Note 6.

18.	MANAGEMENT FEES

The detail of the management fees is the following:

	2007	2006	2005
Ceres Hellenic Shipping Enterprises Ltd	-	-	264
Unisea Shipping Ltd	576	576	158
DryLog Ltd	192	192	104

Total	768	768	526

The ship management agreement with, Ceres Hellenic Shipping Enterprises Ltd, was terminated in November 2005 when the new technical manger, Unisea Shipping Ltd was appointed.

In 2007 and 2006, Drylog Ltd (the shareholder of DryLog Bulkcarriers Ltd) provided the accounting, reporting, treasury and other corporate functions to the Group for a management fee of USD 4 thousand per month per vessel (total fees of USD 192 thousand in 2007 and 2006).

19.	FINANCIAL EXPENSES, NET

This caption includes the following (in USD thousands):

	2007	2006	2005
Interest income	149	62	45
Loan interest expenses	(6,326)	(6,422)	(3,175)
Interest rate swaps	-	-	236
Amortization of deferred financing costs	(66)	(66)	(71)

Total financial expenses, net	(6,243)	(6,426)	(2,965)

20.	RELATED PARTIES

In 2007 and 2006, transactions with related parties are those with C Transport Cape Size Ltd, Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda, Unisea Shipping Ltd, DryLog Ltd, (as described in Notes 1, 4, 11, 16 and 18) and with the shareholders, DryLog Bulkcarriers Ltd and Cape Shipholding Inc. (as described in Note 15 and 18).

21.           DERIVATIVE CONTRACTS

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

Dry Log Group and the Group decided to terminate these contracts.  The Group paid its share of the fee of USD 665 thousand to terminate in 2004 interest rate swaps with notional amounts attributable to the Group amounting to USD 42,000 thousand and paid its share of the fee of USD 292 thousand in June 2005 to terminate effective in June 2005 the remaining interest rate swaps with notional amount attributable to the Group amount to USD 10,500 thousand.

As of December 31, 2006 and 2007, there are no open derivative contracts.

22.           SUBSEQUENT EVENTS

M.V. Bulk Cedar was sold in March 2008 for USD 69.3 million (net of sales commissions) with an expected delivery date of June 2008.  The existing time charter contract with a related company, Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda. (CCBC), will be terminated as a result.  As consequence of such termination, the Group will pay to CCBC an early termination penalty of, on the basis of the above expected delivery date, about USD 15.1 million.  The Group, on the basis of the above sale price, early termination penalty and expected delivery date, expects to realize in 2008 a net gain of about USD 32.60 million.

M.V. Bulk Fern continue to be employed in time charter contracts with a related company, Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda.  The time charter contracts will expire in October 2008 (+/- 2 months in charter option).

The Shipping Pool, as more fully described in Note 1, was terminated as of January 1, 2008.  Contemporaneous with such termination, the Group entered into with C Transport Cape Size (the same legal entity under which the Shipping Pool was operated) two three-year fixed rate time charter contracts involving M.V. Bulk Africa and M.V. Bulk Australia three years also starting from January 1, 2008.

According to the time charter contracts described above for M.V. Africa and M.V. Australia (three years time charter with C Transport Cape Size Ltd), M.V. Bulk Fern (TC with CCBC until October 2008) and M.V. Bulk Cedar (time charter with CCBC until the sale execution expected at the end of June 2008), the minimum total contractual future rentals for the Group in the next years is expected to be in the following amounts (assuming no off-hire periods):

Year	USD/000

2008	26,189
2009	20,966
2010	25,420

Total	72,575

Belden Shipholding PTE LTD Consolidated Condensed Balance Sheet
Reconciliation to US GAAP as of 30 September 2006

	Non-Audited Statements		Reconciliation to US GAAP	US GAAP Statements
	US$		US$	US$
ASSETS
Current assets	5,125,485			5,125,485
Non-current assets	120,268,034			120,268,034
Total Assets	$125,393,519			$125,393,519

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities	4,039,220			4,039,220
Non-current liabilities	103,796,356			103,796,356
Total Liabilities	107,835,576			107,835,576

Stockholder’s Investment:
Share capital	230,000			230,000
Other Comprehensive Loss	-	a	(310,442)	(310,442)
Retained Earnings	17,327,943	a	310,442	17,638,385
Total Stockholders’ Investment	17,557,943			17,557,943

Total Liabilities and Stockholders’ Investment	$125,393,519			$125,393,519

a. To properly reflect the accounting treatment for derivative instruments under US GAAP.  Under Singapore Financial Reporting Standards, the fair market value of a derivative instrument accounted for as a cash flow hedge is recognized to net income, whereas, under US GAAP, the fair market value is recorded to other comprehensive income within equity.  The amount recognized to net income for the nine months ended September 30, 2006 was $310,442.

B-1

Belden Shipholding PTE LTD Consolidated Profit and Loss Account
Reconciliation to US GAAP for the nine months ended 30 September 2006

	Non-Audited Statements		Reconciliation to US GAAP	US GAAP Statements
	US$		US$	US$
Revenue	24,498,804			24,498,804
Other income	1,442,886			1,442,886
Vessel operating expenses	(10,359,676)			(10,359,676)
Commission	(299,357)			(299,357)
Depreciation of property, plant and equipment	(4,940,637)			(4,940,637)
Legal and consultancy fee	(80,521)			(80,521)
Staff costs	(687,628)			(687,628)
Other operating expenses	(1,873,661)			(1,873,661)
Profit from operations	7,700,210			7,700,210

Finance costs	(4,422,951)	a	310,442	(4,112,509)
Share of results of associate	-			-
Profit before taxation	3,277,259			3,587,701

Income tax expense	-			-
Profit after taxation	$3,277,259			$3,587,701

a. To properly reflect the accounting treatment for derivative instruments under US GAAP.  Under Singapore Financial Reporting Standards, the fair market value of a derivative instrument accounted for as a cash flow hedge is recognized to net income, whereas, under US GAAP, the fair market value is recorded to other comprehensive income within equity.  The amount recognized to net income for the nine months ended September 30, 2006 was $310,442.

B-2