Form 10-Q
period 2008-08-08
INTERNATIONAL SHIPHOLDING CORP
filed 2008-08-08
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1 par value. . . . . . . . 7,385,801 shares outstanding as of June 30, 2008

INTERNATIONAL SHIPHOLDING CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2008	2007	2008	2007
Revenues	$58,123	$47,311	$113,927	$95,658

Operating Expenses:
Voyage Expenses	45,876	34,922	90,083	71,518
Vessel and Barge Depreciation	5,059	5,037	10,140	10,073

Gross Voyage Profit	7,188	7,352	13,704	14,067

Administrative and General Expenses	4,869	4,406	9,906	9,178

Operating Income	2,319	2,946	3,798	4,889

Interest and Other:
Interest Expense	1,576	2,555	3,631	5,165
Loss on Redemption of Preferred Stock	-	-	1,371	-
(Gain) Loss on Sale of Investment	91	(350)	91	(350)
Investment Income	(192)	(552)	(437)	(1,211)
	1,475	1,653	4,656	3,604
Income (Loss) from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net Income
of Unconsolidated Entities	844	1,293	(858)	1,285

(Benefit) Provision for Income Taxes:
Deferred	(614)	(586)	(1,814)	(899)
State	9	(7)	25	(4)
	(605)	(593)	(1,789)	(903)
Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	16,576	1,580	17,782	2,616

Income from Continuing Operations	18,025	3,466	18,713	4,804

Gain from Discontinued Operations
(Loss) before benefits for income taxes	-	(929)	-	(2,055)
(Loss) Gain on Sale of Liner Assets	(9)	4,425	4,588	8,953
(Provision) for Income Taxes	-	(9)	(471)	(9)
Net (Loss) Income from Discontinued Operations	(9)	3,487	4,117	6,889

Net Income	$18,016	$6,953	$22,830	$11,693

Preferred Stock Dividends	-	600	88	1,200

Net Income Available to Common Stockholders	$18,016	$6,353	$22,742	$10,493

Basic and Diluted Earnings Per Common Share:

Net Income Available to Common Stockholders
Continuing Operations	$2.38	$0.46	$2.51	$0.58
Discontinued Operations	$0.00	$0.55	0.55	1.11
	$2.38	$1.01	$3.06	$1.69

Net Income Available to Common Stockholders - Diluted
Continuing Operations	$2.37	$0.42	$2.41	$0.58
Discontinued Operations	$0.00	$0.42	0.53	0.84
	$2.37	$0.84	$2.94	$1.42

Weighted Average Shares of Common Stock Outstanding:
Basic	7,585,207	6,277,955	7,433,281	6,199,010
Diluted	7,602,314	8,281,163	7,775,169	8,217,540

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	June 30,	December 31,
ASSETS	2008	2007

Current Assets:
Cash and Cash Equivalents	$16,971	$14,103
Marketable Securities	3,511	5,578
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $182 and $227 in 2008 and 2007:
Traffic	5,989	9,637
Agents'	2,919	1,804
Other	8,864	9,233
Net Investment in Direct Financing Leases	7,761	7,391
Other Current Assets	2,211	2,327
Material and Supplies Inventory, at Lower of Cost or Market	2,666	2,665
Current Assets Held for Disposal	-	9,105
Total Current Assets	50,892	61,843

Investment in Unconsolidated Entities	32,023	16,326

Net Investment in Direct Financing Leases	105,380	107,208

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	337,197	335,511
Leasehold Improvements	26,128	29,530
Other Equipment	2,076	2,077
Furniture and Equipment	5,600	6,009
	371,001	373,127
Less - Accumulated Depreciation	(159,282)	(147,484)
	211,719	225,643

Other Assets:
Deferred Charges, Net of Accumulated Amortization	12,986	15,337
of $17,594 and $9,781 in 2008 and 2007, Respectively
Acquired Contract Costs, Net of Accumulated Amortization	2,547	3,274
of $27,979 and $27,251 in 2008 and 2007, Respectively
Due from Related Parties	6,205	5,897
Other	5,023	5,127
	26,761	29,635

	$426,775	$440,655

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	June 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$12,842	$12,681
Accounts Payable and Accrued Liabilities	27,985	23,546
Current Liabilities on Assets Held for Disposal	-	2,427
Total Current Liabilities	40,827	38,654

Billings in Excess of Income Earned and Expenses Incurred	(335)	(363)

Long-Term Debt, Less Current Maturities	126,164	130,523

Other Long-Term Liabilities:
Deferred Income Taxes	7,309	9,072
Lease Incentive Obligation	8,979	13,789
Other	32,170	37,724
	48,458	60,585

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	-	37,554

Stockholders' Investment:
Common Stock	8,357	7,193
Additional Paid-In Capital	80,834	60,177
Retained Earnings	139,750	117,008
Treasury Stock	(15,377)	(8,704)
Accumulated Other Comprehensive (Loss)	(1,903)	(1,972)
	211,661	173,702

	$426,775	$440,655

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)
	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$22,830	$11,693
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	10,329	12,136
Amortization of Deferred Charges and Other Assets	4,307	4,665
Benefit for Deferred Federal Income Taxes	(1,343)	(899)
Loss on Early Redemption of Preferred Stock	1,371	-
Equity in Net Income of Unconsolidated Entities	(17,782)	(2,616)
Distributions from Unconsolidated Entities	2,500	1,000
(Gain) on Sale of Assets	(4,588)	(8,941)
(Gain) Loss on Sale of Investments	91	(357)
Deferred Drydocking Charges	(1,473)	(3,330)
Changes in:
Accounts Receivable	2,902	4,656
Inventories and Other Current Assets	2,001	(298)
Other Assets	19	206
Accounts Payable and Accrued Liabilities	1,923	67
Billings in Excess of Income Earned and Expenses Incurred	28	(701)
Other Long-Term Liabilities	(3,379)	(1,081)
Net Cash Provided by Operating Activities	19,736	16,200

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	3,686	2,133
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(2,414)	(11,657)
Proceeds from Sale of Assets	10,799	14,745
Purchase of and Proceeds from Short Term Investments	2,040	480
Investment in Unconsolidated Entities	-	11
Decrease in Related Party Note Receivables	15	15
Net Cash Provided by Investing Activities	14,126	5,727

Cash Flows from Financing Activities:
Redemption of Preferred Stock	(17,306)	-
Common Stock Repurchase	(6,673)
Proceeds from Issuance of Common Stock	-	5,429
Repayment of Debt	(6,443)	(6,156)
Additions to Deferred Financing Charges	(484)	(97)
Preferred Stock Dividends Paid	(88)	(1,200)
Other Financing Activities	-	(8)
Net Cash Used by Financing Activities	(30,994)	(2,032)

Net Increase in Cash and Cash Equivalents	2,868	19,895
Cash and Cash Equivalents at Beginning of Period	14,103	44,273

Cash and Cash Equivalents at End of Period	$16,971	$64,168

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Note 1.  Basis of Preparation

    We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles for complete financial statements.   The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.  We have made certain reclassifications to prior period financial information in order to conform to current year presentations, including the reclassification of relocation incentive payments received from Alabama agencies from “Other Revenue” to a credit offsetting Administrative and General expense and the removal of our LASH Liner service from “Continuing Operations” to “Discontinued Operations”.

    The foregoing 2008 interim results are not necessarily indicative of the results of operations for the full year 2008.  Management believes that it has made all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of the information shown.

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

    Revenues and expenses relating to our Rail-Ferry Service segment voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period.  Based on our prior experience, we believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other segments' voyages, which require no estimates or assumptions, are recorded when earned or incurred during the reporting period.

    We have eliminated all significant intercompany accounts and transactions.

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan:

(All Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2008	2007	2008	2007
Service cost	$146	$156	$292	$312
Interest cost	351	333	702	666
Expected return on plan assets	(440)	(424)	(880)	(848)
Net periodic benefit cost	$57	$65	$114	$130

The following table provides the components of net periodic benefit cost for our postretirement benefits plan:

(All Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2008	2007	2008	2007
Service cost	$3	$15	$6	$30
Interest cost	109	112	218	224
Amortization of prior service cost	(3)	(4)	(6)	(8)
Net periodic benefit cost	$109	$123	$218	$246

We expect to contribute approximately $600,000 to our pension plan in 2008, and we do not expect to make a contribution to our postretirement benefits plan.

Note 3.  Operating Segments

Our three operating segments, Time Charter Contracts, Contracts of Affreightment (“COA”), and Rail-Ferry Service, are identified primarily by the characteristics of the contracts and terms under which our vessels are operated.  We report in the Other category results of several of our subsidiaries that provide ship charter brokerage and agency services.  We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.  As a result of our decision to discontinue all of the company’s Liner services in 2007, the results of our Liner service segment are now reflected as discontinued operations.

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

The following table presents information about segment profit and loss for the three months ended June 30, 2008 and 2007:

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$41,526	$5,011	$10,889	$697	$58,123
Intersegment Revenues (Eliminated)	-	-	-	3,122	3,122
Intersegment Expenses (Eliminated)	-	-	-	(3,122)	(3,122)
Voyage Expenses	32,116	4,992	8,632	136	45,876
Vessel and Barge Depreciation	3,713	-	1,342	4	5,059
Gross Voyage Profit	5,697	19	915	557	7,188
Interest Expense	1,190	-	389	(3)	1,576
Segment Profit	4,507	19	526	560	5,612
2007
Revenues from External Customers	$40,214	$4,236	$2,798	$63	$47,311
Intersegment Revenues Eliminated	-	-	-	2,856	2,856
Intersegment Expenses (Eliminated)	-	-	-	(2,856)	(2,856)
Voyage Expenses	28,987	2,827	3,256	(148)	34,922
Vessel and Barge Depreciation	3,572	605	860	-	5,037
Gross Voyage (Loss) Profit	7,655	804	(1,318)	211	7,352
Interest Expense	1,775	335	528	(83)	2,555
Segment (Loss) Profit	5,880	469	(1,846)	294	4,797

The following table presents information about segment profit and loss for the six months ended June 30, 2008 and 2007:

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$83,048	$9,860	$19,138	$1,881	$113,927
Intersegment Revenues (Eliminated)	-	-	-	6,248	6,248
Intersegment Expenses (Eliminated)	-	-	-	(6,248)	(6,248)
Voyage Expenses	64,199	9,027	16,210	647	90,083
Vessel and Barge Depreciation	7,426	-	2,707	7	10,140
Gross Voyage Profit	11,423	833	221	1,227	13,704
Interest Expense	2,752	-	879	-	3,631
Segment (Loss) Profit	8,671	833	(658)	1,227	10,073
2007
Revenues from External Customers	$79,551	$8,517	$6,571	$1,019	$95,658
Intersegment Revenues Eliminated	-	-	-	3,887	3,887
Intersegment Expenses (Eliminated)	-	-	-	(3,887)	(3,887)
Voyage Expenses	58,214	5,441	7,054	809	71,518
Vessel and Barge Depreciation	7,143	1,209	1,721	-	10,073
Gross Voyage Profit (Loss)	14,194	1,867	(2,204)	210	14,067
Interest Expense	3,445	647	1,011	62	5,165
Segment (Loss) Profit	10,749	1,220	(3,215)	148	8,902

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Profit or Loss:	2008	2007	2008	2007
Total Profit for Reportable Segments	$5,612	$4,797	$10,073	$8,902
Unallocated Amounts:
Administrative and General Expenses	(4,869)	(4,406)	(9,906)	(9,178)
Gain (Loss) on Sale of Investment	(91)	350	(91)	350
Investment Income	192	552	437	1,211
Loss on Redemption of Preferred Stock	-	-	(1,371)	-
Income (Loss) from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$844	$1,293	$(858)	$1,285

Note 4.  Unconsolidated Entities

We have a 50% interest in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which owns two Cape-Size Bulk Carriers, one Panamax Bulk Carrier and two Handymax Bulk Carrier Newbuildings on order.  We account for this investment under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment was $16.4 million and $1.6 million for the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, our portion of the earnings of this investment was $17.6 million and $2.7 million, respectively.  The 2008 earnings include an after-tax gain on the sale of one of Dry Bulk’s vessels, a Panamax Bulk Carrier in June 2008, of approximately $15.1 million.

We received a cash distribution from Dry Bulk of $2.5 million and $1.0 million in the first six months of 2008 and 2007, respectively.  In addition, we also received a cash distribution for our share of the proceeds from the sale of the aforementioned Panamax Bulk Carrier in the amount of $25.5 million in early July 2008.

The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2008	2007	2008	2007
Operating Revenues	$6,761	$7,774	$13,408	$14,096
Operating Income	$3,669	$4,701	$7,184	$7,977
Net Income	$32,811	$3,129	$34,937	$4,729

Note 5.  Earnings Per Share

    Basic earnings per share was computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also considers dilutive potential common shares, including shares issuable under stock options,and restricted stock grants using the treasury stock method and convertible preferred stock using the if-converted method.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator
Net Income (Loss) Available to Common Stockholders – Basic
Continuing *	$18,025	$2,866	$18,625	$3,604
Discontinued	(9)	3,487	4,117	6,889
	$18,016	$6,353	$22,742	$10,493

Net Income (Loss) - Diluted
Continuing	$18,025	$3,466	$18,713	$4,804
Discontinued	(9)	3,487	4,117	6,889
	$18,016	$6,953	$22,830	$11,693
Denominator
Weighted Avg Share of Common Stock Outstanding:
Basic	7,585,207	6,277,955	7,433,281	6,199,010
Plus:
Effect of dilutive restrictive stock	17,107	-	8,554	-
Effect of dilutive stock options	-	3,208	-	18,530
Effect of dilutive convertible shares from preferred stock	-	2,000,000	333,334	2,000,000
Diluted	7,602,314	8,281,163	7,775,169	8,217,540

Basic and Diluted Earnings Per Common Share
Net Income Available to Common Stockholders - Basic
Continuing Operations	$2.38	$0.46	$2.51	$0.58
Discontinued Operations	0.00	0.55	0.55	1.11
	$2.38	$1.01	$3.06	$1.69

Net Income Available to Common Stockholders - Diluted
Continuing Operations	$2.37	$0.42	$2.41	$0.58
Discontinued Operations	0.00	0.42	0.53	0.84
	$2.37	$0.84	$2.94	$1.42
* Income from Continuing Operations less Preferred Stock Dividends

Note 6. Comprehensive Income

The following table summarizes components of comprehensive income for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
(Amounts in Thousands)	2008	2007
Net Income	$18,016	$6,953
Other Comprehensive Income (Loss):
Unrealized Holding Loss on Marketable Securities, Net of Deferred Taxes of $107 and ($348), Respectively	199	(646)
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $184 and $97, Respectively	4,716	689
Total Comprehensive Income	$22,931	$6,996

The following table summarizes components of comprehensive income for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
(Amounts in Thousands)	2008	2007
Net Income	$22,830	$11,693
Other Comprehensive Income (Loss):
Unrealized Holding (Loss) on Marketable Securities, Net of Deferred Taxes of ($23) and ($202), Respectively	(46)	(375)
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $27 and $9, Respectively	115	355
Total Comprehensive Income	$22,899	$11,673

The net change in fair value of derivatives of $4.7 million for the second quarter of 2008 represents an increase in the fair value of the six interest rate swap agreements entered into on four of our loans.  This increase is due to the reversal in the forward yield curve projections due to the anticipated Federal Reserve interest rate increases in the market place. (See further discussion of interest rate risk in Item 3 – Quantitative and Qualitative Information about Market Risk on page 15)

Note 7. Income Taxes

We recorded a benefit for federal income taxes of $1.8 million on our $858,000 loss from continuing operations before income from unconsolidated entities in the first six months of 2008, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first six months of 2007, our benefit was $899,000 on our $1.3 million of income from continuing operations before income from unconsolidated entities.  Our tax benefit increased from the comparable prior year primarily as a result of favorable tax impacts of the sale and leaseback arrangement of our U.S. flag Molten Sulphur vessel and the investment in the Rail Ferry Service’s second decks.  We recorded a provision for federal income taxes of $471,000 on our $4.6 million of income from discontinued operations in the first six months of 2008, due to the sale of Liner assets and recognition of sub-part F income.  For the same period in 2007, the tax affect on discontinued operations was a provision of $9,000.  In the first quarter of 2007 we formally adopted a plan to permanently re-invest all foreign earnings, and accordingly, we have not recorded a tax provision on 2007 or 2008 foreign earnings.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2007, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Note 8.  Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Under SFAS 157, the price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not  adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able and willing to complete a transaction.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

w      Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

w      Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (including interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

w
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	3,511	-	-	3,511
Derivative assets	-	94	-	94
Derivative liabilities	-	(1,381)	-	(1,381)

Note 9.  New Accounting Pronouncements

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  As discussed further in Note 8, this statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We adopted FAS 157 on January 1, 2008 and the adoption had no effect on our consolidated financial position and results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 155 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on January 1, 2008 and the adoption had no effect on our consolidated financial position and results of operation.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging activities – an amendment of FASB Statement No. 133.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We have not yet determined the impact, if any, the adoption of SFAS No. 161 will have on our consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

Note 10.  Discontinued Operations

Our LASH Liner service previously consisted of our U.S. flag LASH service and TransAtlantic LASH service.  In 2007, we decided to discontinue both services based on unfavorable market conditions and higher operating costs.  We sold two LASH vessels and 225 barges in the first six months of 2007 and the one remaining International flag vessel and the remaining 235 barges in the first quarter of 2008, generating a gain of $9.0 million and $4.6 million for 2007 and 2008, respectively.  Total revenues associated with the LASH Liner services were $24.6 million and $0 for the first six months of 2007 and 2008, respectively.

Our U.S. flag LASH service and TransAtlantic LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.

Note 11.  Changes in Accounting Estimate

    In the first quarter of 2008, we adjusted the salvage value on our two container vessels and on our U.S. flag Coal Carrier.  This decision was based on expected future market values for scrap steel and the relatively short remaining economic life of those three vessels.  By reducing our depreciation expense, this adjustment increased our net income for the first six months of 2008 by $1.3 million or $.17 per share.  The container vessels will be fully depreciated by the end of 2009 and the U.S. flag Coal Carrier by January of 2011.

Note 12. Convertible Exchangeable Preferred Stock

           On December 27, 2007 we announced, and on February 1, 2008 we completed, the redemption of our 800,000 outstanding shares of 6% Convertible Exchangeable Preferred Stock.  In lieu of cash redemption, holders of 462,382 shares of the Preferred Stock elected to convert their shares into 1,155,955 shares of our common stock. The remaining 337,618 outstanding shares of Preferred Stock were retired for cash (including accrued and unpaid dividends to, but excluding, the redemption date), pursuant to the terms of the Preferred Stock.  As a result, we no longer have any shares of the 6% Convertible Exchangeable Preferred Stock outstanding. The total cash payment for the redemption of the Preferred Stock including the accrued and unpaid dividends was $17,306,299.  We recognized a charge to earnings of $1.37 million in the first quarter of 2008 from the redemption of the Preferred Stock.

Note 13.  Stock Based Compensation

    On April 30, 2008, our Compensation Committee granted 175,000 shares of restricted stock to certain executive officers.
The shares vest ratably over the respective vesting period, which is approximately four years for 160,000 shares and approximately three years for 15,000 shares.

    The fair value of the Company’s restricted stock, which is determined using the average stock price as of the date of the grant, is applied to the total shares that are expected to fully vest and is amortized to compensation expense on a straight-line basis over the vesting period.

    A summary of the activity for restricted stock awards during the three months ended June 30, 2008 is as follows:

	Shares	Weighted Avg. Fair Value Per Share
Non-vested - April 1, 2008	-	-
Shares Granted	175,000	$18.40
Shares Vested	-	-
Shares Forfeited	-	-
Non-vested - June 30, 2008	175,000	$18.40

The following table summarizes the amortization of compensation cost, which will be included in administrative and general expenses, relating to all of the Company’s restricted stock grants as of June 30, 2008:

Grant Date	2008	2009	2010	2011	2012	Total

April 30, 2008	$757,000	$1,135,000	$894,000	$401,000	$33,000	$3,220,000

For the quarter ended June 30, 2008, the Company’s income before taxes and net income included $148,000 and $96,000, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.01 per share. There was no stock compensation expense or awards outstanding for the quarter ended June 30, 2007.

Note 14.  Stock Repurchase Program

    On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program we have adopted under Rule 10b5-1 of the Securities Exchange Act. Through June 30, 2008, we repurchased 289,341 shares of our common stock for $6.7 million.  From July 1, 2008 through July 30, 2008, we repurchased an additional 202,231 shares for $4.8 million.  Unless and until the Board otherwise provides, this new authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

Note 15.  Subsequent Events
We entered into a new lease agreement on our New York City office which will become effective October 1, 2008, when our existing lease expires.  The length of the lease is nine years and nine months, with graduated payments starting after an initial nine month period of free rent.  The agreement calls for total annual payments of $451,000 for years one through five and total annual payments of $488,000 for years six through nine.  The rent expense will be amortized using the straight-line method over the lease term.
On April 30, 2008, our Compensation Committee authorized change of control agreements that will commit us to pay each of our top three executive officers who are terminated without cause or resigns under certain specified circumstances within specified periods following a change of control of the Company (i) a lump sum cash severance payment equal to a multiple of such officer’s annual salary and bonus, (ii) the officer’s currently pending bonus and (iii) certain other benefits.  These agreements became effective August 6, 2008 and are included in the filing of this Form 10-Q under Item 6 – Exhibits on page 16.

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

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets; (3) estimated proceeds from sale of assets and the anticipated cost of constructing or purchasing new or existing vessels; (4) estimated fair values of financial instruments, such as interest rate,  commodity and currency swap agreements; (5) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (6) estimated losses attributable to asbestos claims; (7) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (8) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (9) our ability to remain in compliance with our debt covenants; (10) anticipated trends in government sponsored military cargoes; (11) our ability to effectively service our debt; (12) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), (13) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives, and (14) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

Our forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, our ability to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques; (ii) secure financing on satisfactory terms to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers;  (iii) obtain new contracts or renew existing contracts which would employ certain of our vessels or other assets upon the expiration of contracts currently in place, on favorable economic terms; (iv) manage the amount and rate of growth of our  administrative and general expenses and costs associated with operating certain of our vessels; and (v) manage our growth in terms of implementing internal controls and information systems and hiring or retaining key personnel, among other things.

    Other factors include (vi) changes in cargo, charter hire, fuel, and vessel utilization rates; (vii) the rate at which competitors add or scrap vessels in the markets as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate; (viii) changes in interest rates which could increase or decrease the amount of interest we incur on borrowings with variable rates of interest, and the availability and cost of capital to us; (ix) the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures; (x) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (xi) changes in laws and regulations such as those related to government assistance programs and tax rates; (xii) the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; (xiii) unplanned maintenance and out-of-service days on our vessels; (xiv) the ability of customers to fulfill obligations with us; (xv) the performance of unconsolidated subsidiaries; (xvi) our ability to effectively handle our leverage by servicing and meeting the covenant requirements in each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others; (xvii) other economic, competitive, governmental, and technological factors which may affect our operations; (xviii) political events in the United States and abroad, including terrorism, and the U.S. military's response to those events; (xix) election results, regulatory activities and the appropriation of funds by the U.S. Congress; and (xx) unanticipated trends in operating expenses such as fuel and labor costs and our ability to recover these fuel costs through fuel surcharges.

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

Executive Summary

    Net income for the quarter ended June 30, 2008, which includes an after-tax gain of $15.1 million on the sale of a Panamax Bulk Carrier, was $18.0 million as compared to net income of $7.0 million for the second quarter of 2007, which included net income from discontinued operations of $3.5 million. Excluding the aforementioned gain, net income for the three months ended June 30, 2008 was $2.9 million, compared to $3.5 million for the comparable 2007 period.  Gross voyage profits decreased slightly from $7.4 million to $7.2 million for the second quarter of 2007 and 2008, respectively.

    We continue to be positive on the outlook for our Rail Ferry segment which generated an improvement of $2.4 million in gross voyage profits for the second quarter of 2008 as compared to the same period of 2007.  The significant improvement was achieved utilizing 84% of its cargo capacity up from 70% utilization in the first quarter of 2008.  The overall results of the current quarter were negatively impacted by the drop in our Time Charter segment which decreased $2 million, $7.7 million in 2007 to $5.7 million in 2008, primarily due to a decrease in the carriage of supplemental cargoes on our U.S. Flag Pure Car Truck Carriers.  This temporary downward result will reverse itself in the upcoming quarter as bookings in the third quarter show that nine month comparable levels will be achieved.

    Administrative and general expenses increased from $4.4 million in the second quarter of 2007 to $4.9 million in the second quarter 2008 mainly due to annual salary increases and the introduction of a new executive stock compensation program.

    Interest expense decreased from $2.6 million in the second quarter of 2007 to $1.6 million in the second quarter of 2008. The reduction in interest expense is due primarily to the retirement of our 7 ¾% senior notes in October 2007.

    On June 27, 2008, Dry Bulk Cape Holding Inc., a company in which we hold a 50% interest, sold one of their vessels, a Panamax Bulk Carrier, for net proceeds of $51.0 million and recognized a gain of  $30.2 million. Our share of the net proceeds and after-tax gain was $25.5 million and $15.1 million, respectively.  The after-tax gain on the sale is reported under Equity in Net Income of Unconsolidated Entities.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$83,048	$9,860	$19,138	$1,881	$113,927
Voyage Expenses	64,199	9,027	16,210	647	90,083
Vessel and Barge Depreciation	7,426	-	2,707	7	10,140
Gross Voyage Profit	11,423	833	221	1,227	13,704
2007
Revenues from External Customers	$79,551	$8,517	$6,571	$1,019	$95,658
Voyage Expenses	58,214	5,441	7,054	809	71,518
Vessel and Barge Depreciation	7,143	1,209	1,721	-	10,073
Gross Voyage (Loss) Profit	14,194	1,867	(2,204)	210	14,067

Gross voyage profits decreased from $14.1 million in the first six months of 2007 to $13.7 million in the first six months of 2008.  Revenues increased from $95.7 million to $113.9 million and voyage expenses increased from $71.5 million to $90.1 million in the first six months of 2007 and 2008, respectively.  The changes of revenues and expenses associated with each of our segments are discussed within the following analysis.

Time Charter Contracts:  The decrease in this segment’s gross voyage profit from $14.2 million in the first six months of 2007 to $11.4 million in the first six months of 2008 was primarily due to a decrease in supplemental cargoes carried by our U.S. flag Pure Car Truck Carriers and damage to a vessel in our Indonesian service in 2008.  We recorded a charge of approximately $1.0 million of additional insurance exposure on the damage, bringing our stop loss aggregate self-insurance reserves to their maximum of $2.0 million for the policy year ended on June 27, 2008.  Revenues increased for this segment from $79.6 million in the first six months of 2007 to $83.0 million in the first six months of 2008.  This improvement in revenues is primarily the result of operating additional Foreign flag Pure Car Truck Carriers,  vessels we time charter in and out, and an additional U.S. flag Pure Car Truck Carrier in 2008 compared to the same period in 2007.

Contracts of Affreightment:  Gross voyage profit for this segment declined from a profit of $1.9 million for the first six months of 2007 to $833,000 for the first six months of 2008 due to higher costs associated with operating the segment’s vessel under an operating lease in 2008 compared to owning the vessel in 2007.  The benefits derived under an operating lease are reflected in a lower net effective tax rate.  The increase in revenue from $8.5 million in 2007 to $9.9 million in 2008 was due to increased voyages and freight rate escalation for increasing fuel costs in 2008.

Rail-Ferry Service:  Gross voyage profit for this segment improved from a $2.2 million loss in the first six months of 2007 to a $221,000 profit in the first six months of 2008.  This increase was due to additional sailings in 2008 as well as increased cargo volumes which could be carried as a result of the addition of the second decks.  Operation of the second decks began in the third quarter of 2007.  Revenues for this segment increased from $6.6 million in the first six months of 2007 to $19.1 million in the first six months of 2008 due to the additional sailings and increased cargo volumes utilizing second deck capacity.  During the first six months of 2008, the vessels operated at approximately 74% of capacity.  We expect to improve our gross profits as we utilize the remaining second deck capacity.

Other:  Gross profit increased from a profit of $210,000 in the first six months of 2007 to $1.2 million in the first six months of 2008.  This increase was primarily due to 2007 adjusted earnings for Dry Bulk, recorded in 2008 and negative prior year insurance reserve adjustments in 2007.

Other Income and Expense

Administrative and general expenses increased from $9.2 million in the first six months of 2007 to $9.9 million in the first six months of 2008 primarily due to annual salary increases and our new executive stock compensation program.  Although we originally reported the first six months of 2007 as having $11.1 million of A&G expense related to continuing operations, we have reclassified the $1.9 million of relocation incentive payments received from Alabama agencies as a reduction of our relocation expenses.  Originally, relocation incentive payments were reported as “Other Revenue”.   This reclassification had no net effect on Operating Income.

The following table shows the significant A&G components for the six months ended June 30, 2008 and 2007 respectively.

(Amounts in Thousands)	Year to Date as of June 30,
A&G Account	2008	2007	Variance

Wages & Benefits	$5,037	$4,520	$517
Legal/Accounting Fees	760	540	220
Office Building (Leases)	506	510	(4)
Relocation Expenses	459	630	(171)
Other	3,144	2,978	166
TOTAL:	$9,906	$9,178	$728

  Interest expense decreased from $5.2 million in the first six months of 2007 to $3.6 million in the first six months of 2008 due primarily to the retirement of our 7 ¾ % senior notes in October 2007.

Loss on Redemption of Preferred Stock:  On February 1, 2008, we redeemed 337,618 shares of our 6% Convertible Exchangeable Preferred Stock.  The redemption price was $51 per share representing a $4.06 per share premium from its carrying book value.  Accordingly, we recorded a $1.37 million loss in the first quarter from the redemption. The remaining 462,382 Preferred shares were converted by the holders of those shares into 1,155,955 shares of our Common Stock.

        Investment Income decreased from $1.2 million in the first six months of 2007 to $437,000 in the first six months of 2008 due to a decrease in available cash and lower rate of return on our short-term investments.

Income Taxes

We recorded a benefit for federal income taxes of $1.8 million on our $858,000 loss from continuing operations before income from unconsolidated entities in the first six months of 2008, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first six months of 2007, our benefit was $899,000 on our $1.3 million of income from continuing operations before income from unconsolidated entities.  Our tax benefit increased from the comparable prior year primarily as a result of favorable tax impacts of the sale and leaseback arrangement of our U.S. flag Molten Sulphur vessel and the investment in the Rail Ferry Service’s second decks.  We recorded a provision for federal income taxes of $471,000 on our $4.6 million of income from discontinued operations in the first six months of 2008, due to the sale of Liner assets and recognition of sub-part F income.  For the same period in 2007, the tax affect on discontinued operations was a provision of $9,000.  In the first quarter of 2007 we formally adopted a plan to permanently re-invest all foreign earnings, and accordingly, we have not recorded a tax provision on 2007 or 2008 foreign earnings.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2007, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $2.6 million in the first six months of 2007 to $17.8 million in the first six months of 2008.  The improved results came from our 50% investment in Dry Bulk a company owning two Cape-Size Bulk Carriers and one remaining Panamax-Size Bulk Carrier.  For the six months ended June 30, 2008 and 2007, our portion of the earnings of this investment was $17.6 million and $2.7 million, respectively.  The 2008 earnings include an after-tax gain on the sale of one of Dry Bulk’s vessels, a Panamax Bulk Carrier, of approximately $15.1 million in June 2008.

During the second quarter of 2007, Dry Bulk entered into a ship purchase agreement with a Japanese company for two Handymax Bulk Carrier Newbuildings scheduled to be delivered in the first half of 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37.0 million.  We expect to make our interim construction payments, scheduled to begin in April 2009, with cash generated from our Dry Bulk operations and bank financing, with long-term financing determined at delivery.

Discontinued Operations
Our LASH Liner service previously consisted of our U.S. flag LASH service and TransAtlantic LASH service.  In 2007, we decided to discontinue both services based on unfavorable market conditions and higher operating costs.  We sold two LASH vessels and 225 barges in the first six months of 2007 and the one remaining International flag vessel and the remaining 235 barges in the first quarter of 2008, generating a gain of $9.0 million and $4.6 million for 2007 and 2008, respectively.  Total revenues associated with the LASH Liner services were $24.6 million and $0 for the first six months of 2007 and 2008, respectively.
Our U.S. flag LASH service and TransAtlantic LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007
	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$41,526	$5,011	$10,889	$697	$58,123
Voyage Expenses	32,116	4,992	8,632	136	45,876
Vessel and Barge Depreciation	3,713	-	1,342	4	5,059
Gross Voyage Loss Profit	5,697	19	915	557	7,188
2007
Revenues from External Customers	$40,214	$4,236	$2,798	$63	$47,311
Voyage Expenses	28,987	2,827	3,256	(148)	34,922
Vessel and Barge Depreciation	3,572	605	860	-	5,037
Gross Voyage (Loss) Profit	7,655	804	(1,318)	211	7,352

    Gross voyage profit decreased from $7.4 million in the second quarter of 2007 to $7.2 million in the second quarter of 2008.  Revenues increased from $47.3 million in the second quarter of 2007 to $58.1 million in the second quarter of 2008.  Voyage expenses increased from $34.9 million in the second quarter of 2007 to $45.9 million in the second quarter of 2008.  The changes of revenue and expenses associated with each of our segments are discussed within the following analysis below.

    Time Charter Contracts:  The decrease in this segment’s gross voyage profit from $7.7 million in the second quarter of 2007 to $5.7 million in the second quarter of 2008 was primarily due to decreased supplemental cargoes for our US flag Pure Car Truck Carriers in the second quarter of 2008.  Revenues increased for this segment from $40.2 million in the second quarter of 2007 to $41.5 million in the second quarter of 2008.  This improvement in revenues is primarily the result of operating additional Foreign flag Pure Car Truck Carriers,  vessels we time charter in and out, and an additional U.S. flag Pure Car Truck Carrier in 2008 compared to the same period in 2007.

    Contracts of Affreightment:  Gross voyage profit decreased from $804,000 in the second quarter of 2007 to $19,000 in the second quarter of 2008 due to the higher costs associated with operating the segment’s vessel under an operating lease in 2008 compared to owning the vessel in 2007.  The $775,000 increase of revenues for this segment was due to increased voyages in 2008 compared to the same period in 2007 due to an increase of available molten sulphur for carriage.

    Rail-Ferry Service:  Gross voyage results improved from a $1.3 million loss in the second quarter of 2007 to a $915,000 profit in the second quarter of 2008 due to additional sailings in 2008 as well as increased cargo volumes which could be carried as a result of the addition of the second decks.  Operation of the second decks began in the third quarter of 2007.  Revenues for this segment increased from $2.8 million in the second quarter of 2007 to $10.9 million in the second quarter of 2008 due to the additional sailings and increased cargo volumes utilizing second deck capacity.  During the second quarter of 2008, the vessels operated at approximately 84% of capacity.  We expect to improve our gross profits as we utilize the remaining second deck capacity.

    Other:  Gross profit increased from $211,000 in the second quarter of 2007 to $557,000 in the second quarter of 2008.  This increase was primarily due to an increase in insurance reserves in 2007.

Other Income and Expense

Administrative and general expenses increased from $4.4 million in the second quarter of 2007 to $4.9 million in the second quarter of 2008 primarily due to annual salary increases and our new executive stock compensation program.  Although we originally reported the second quarter of 2007 as having $5.4 million of A&G expense related to continuing operations, we have reclassified the $1.0 million of relocation incentive payments received from Alabama agencies as a reduction of our relocation expenses.  Originally, the relocation incentive payments were reported as “Other Revenue”.   This reclassification had no net effect on Operating Income.

The following table shows the significant A&G components for the second quarter of 2008 and 2007 respectively.

(Amounts in Thousands)	Three Months Ended June 30,
A&G Account	2008	2007	Variance

Wages & Benefits	$2,605	$2,308	$297
Legal/Accounting Fees	348	278	70
Office Building (Leases)	233	291	(58)
Relocation Expenses	197	115	82
Other	1,486	1,414	72
TOTAL:	$4,869	$4,406	$463

Interest expense decreased from $2.6 million in the second quarter of 2007 to $1.6 million in the second quarter of 2008 mainly due primarily to the retirement of our 7 ¾ %  senior notes during October 2007.

Income Taxes

We recorded a benefit for federal income taxes of $614,000 on our $844,000 income from continuing operations before income from unconsolidated entities in the second quarter of 2008, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the second quarter of 2007, our benefit was $586,000 on our $1.3 million income from continuing operations before income from unconsolidated entities.  In the first quarter of 2007 we formally adopted a plan to permanently re-invest all foreign earnings, and, accordingly, we have not recorded a tax provision on 2007 or 2008 foreign earnings.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2007, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $1.6 million in the second quarter of 2007 to $16.6 million in the second quarter of 2008.  The improved results came from our 50% investment in Dry Bulk, a company owning two Cape-Size Bulk Carriers and one remaining Panamax-Size Bulk Carrier.  For the second quarters of 2008 and 2007, our portion of the earnings of this investment was $16.4 million and $1.6 million, respectively.  The 2008 earnings include an after-tax gain on the sale of one of Dry Bulk’s vessels, a Panamax Bulk Carrier, of approximately $15.1 million in June 2008.

During the second quarter of 2007, Dry Bulk entered into a ship purchase agreement with a Japanese company for two Handymax Bulk Carrier Newbuildings scheduled to be delivered in the first half of 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37.0 million.  We expect to make our interim construction payments, scheduled to begin in April 2009, with cash generated from our Dry Bulk operations and bank financing, with long-term financing determined at delivery.

Discontinued Operations

Our LASH Liner service previously consisted of our U.S. flag LASH service and TransAtlantic LASH service.  In 2007, we decided to discontinue both services based on unfavorable market conditions and higher operating costs.  We sold one U.S. flag LASH vessel and 56 barges in the second quarter of 2007, generating a gain of $4.4 million.  Total revenues associated with the LASH Liner services were $8.8 million and $0 for the second quarter of 2007 and 2008, respectively.

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

    Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $23.2 million at December 31, 2007, to $10.1 million at June 30, 2008, primarily from the early redemption of our Preferred Stock in February 2008 and repurchases of our common stock.  Cash and cash equivalents increased in the first six months of 2008 by $2.9 million to a total of $17.0 million.  This increase was a result of cash provided by operating activities of $19.7 million and cash provided by investing activities of $14.1 million, partially offset by cash used by financing activities of $31.0 million.  Total current liabilities of $40.8 million as of June 30, 2008 included current maturities of long-term debt of $12.8 million.

    Operating activities generated a positive cash flow after adjusting net income of $22.8 million for the first six months of 2008 for non-cash provisions such as depreciation and amortization.  Net cash provided by operating activities also included the add back of the non-cash loss of $1.4 million on the early redemption of Preferred Stock, the deduction of the non-cash $4.6 million from the gain on the sale of LASH assets, and the deduction of the non-cash $17.8 million from the equity in net income of unconsolidated entities. We received cash dividends of $2.5 million from our investments in these unconsolidated entities.

    Cash provided by investing activities of $14.1 million included proceeds from the sale of assets of $10.8 million, proceeds from the sale of short term investments of $2.0 million and principal payments received under direct financing leases of $3.7 million, partially offset by capital improvements of $2.4 million, including improvements to our information technology systems and additional tank work on our Rail-Ferry vessels.

    Cash used for financing activities of $31.0 million included regularly scheduled debt payments of $6.4 million, payment of $17.3 million on the early redemption of our Preferred Stock, and $6.7 million of repurchases of our common stock.

    In March of 2008, we signed an agreement with Regions Bank to provide us with an unsecured revolving line of credit for $35 million.  This facility replaced the prior secured revolving line of credit for the like amount.  As of June 30, 2008, $6.4 million of the $35 million revolving credit facility, which expires in April of 2010, was pledged as collateral for a letter of credit, and the remaining $28.6 million was available.

    Debt and Lease Obligations – As of June 30, 2008, we held three vessels under operating leases, two vessels under bareboat charter agreements and six vessels under time charter agreements, including five Pure Car/Truck Carriers, one Breakbulk/Multi Purpose vessel, a Molten Sulphur Carrier, three Container vessels and a Tanker vessel.  We also conduct certain of our operations from leased office facilities.  Refer to our 2007 form 10-K for a schedule of our contractual obligations.

    We entered into a new lease agreement on our New York City office which will become effective October 1, 2008, when our existing lease expires.  The length of the lease is nine years and nine months, with graduated payments starting after an initial nine month period of free rent.  The agreement calls for total annual payments of $451,000 for years one through five and total annual payments of $488,000 for years six through nine.  The rent expense will be amortized using the straight-line method over the lease-term.

    Debt Covenant Compliance Status –  In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into financings of our unencumbered vessels, or restructure our debt.

    Restructuring of Liner Services and Disposition of Certain LASH Assets – Our LASH Liner service previously consisted of our U.S. flag LASH service and TransAtlantic LASH service.  In 2007, we decided to discontinue both services based on unfavorable market conditions and higher operating costs.  We sold two LASH vessels and 225 barges in the first six months of 2007 and the one remaining International flag vessel and the remaining 235 barges in the first quarter of 2008, generating a gain of $9.0 million and $4.6 million for 2007 and 2008, respectively.  Total revenues associated with the LASH Liner services were $24.6 million and $0 for the first six months of 2007 and 2008, respectively.

    Our U.S. flag LASH service and TransAtlantic LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.

    Bulk Carriers - We have a 50% interest in Dry Bulk, which owns two Cape-Size Bulk Carriers and one remaining Panamax-Size Bulk Carrier.  This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  Dry Bulk has entered into a ship purchase agreement with a Japanese company for two Handymax Bulk Carrier Newbuildings scheduled to be delivered in 2012.  Total investment in the Newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, Dry Bulk plans to finance the interim construction costs with equity contributions of up to 15% with the 85% balance of the cost being financed with a bank financing bridge loan.  While it is anticipated that the required equity contributions could be covered by Dry Bulk’s earnings, if they are not, our anticipated share of these interim equity contributions could be approximately $2.7 million.  Upon completion and delivery, Dry Bulk plans to establish permanent long-term financing.

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

    In January 2008 we were notified that the United States Coast Guard was conducting an investigation on the SS MAJOR STEPHEN W. PLESS regarding an alleged discharge of untreated bilge water by one or more members of the crew.  The USCG has inspected the ship and interviewed various crew members.  The United State Attorney’s Office is completing its discovery process.  We believe at this time that we are not a target of this investigation.

    Stock Repurchase Program - On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program we have adopted under Rule 10b5-1 of the Securities Exchange Act. Through June 30, 2008, we repurchased 289,341 shares of our common stock for $6.7 million.  From July 1, 2008 through July 30, 2008, we repurchased an additional 202,231 shares for $4.8 million.  Unless and until the Board otherwise provides, this new authorization will remain open indefinitely or until we reach the 1,000,000 share limit.  (See Part II, Item 2– Unregistered Sales of Equity Securuties and Use of Proceeds on page 15)

    New Accounting Pronouncements – In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We adopted FAS 157 on January 1, 2008 and the adoption had no effect on our consolidated financial position and results of operations.

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 155 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted FAS 159 on January 1, 2008 and the adoption had no effect on our consolidated financial position and results of operations.

    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging activities – an amendment of FASB Statement No. 133.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We have not yet determined the impact, if any, the adoption of SFAS No. 161 will have on our consolidated financial position or results of operations.

    In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at June 30, 2008, approximated its carrying value due to the short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt at June 30, 2008, including current maturities, was estimated to equal the carrying value of $139.0 million.

We have entered into eight interest rate swap agreements with commercial banks, two in September of 2005, one in November of 2005, two in September of 2007, one in November of 2007, one in January of 2008 and one in February of 2008 in order to reduce the possible impact of higher interest rates in the long-term market.  The January of 2008 agreement does not become effective until March of 2009.  For each of these “variable to fixed” swap agreements, we have swapped our exposure from variable rates to fixed rates.  While these arrangements are structured to reduce our exposure to increases in interest rates, they also limit the benefit we might otherwise receive from any decreases in interest rates.  As of June 30, 2008, 100% of our long-term and short-term debt obligations were at fixed rates as a result of the interest rate swap agreements, and 67.5% of this debt is U.S. Dollar denominated.  Our weighted average cost of U.S. Dollar denominated debt is 5.11%, while our Yen denominated cost of debt is 2.0%.

The fair value of these agreements at June 30, 2008, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $1.4 million.  A hypothetical 10% decrease in interest rates as of June 30, 2008 would have resulted in a $3.4 million liability.

Commodity Price Risk.  As of June 30, 2008, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2008 fuel requirements for our Rail-Ferry Service segment.  We have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2008.  If we had commodity swap agreements, they could be structured to further reduce our exposure to increases in fuel prices.  A 20% increase in the price of fuel for the period January 1, 2008 through June 30, 2008 would have resulted in an increase of approximately $300,000 in our fuel costs, excluding the fuel surcharges to our customers for the same period, and in a corresponding decrease of approximately $0.04 in our basic earnings per share based on the shares of our common stock outstanding as of June 30, 2008.  Our charterers in the Time Charter and Contract of Affreightment segments are responsible for purchasing vessel fuel requirements or paying increased freight rates to cover the increased cost of fuel; thus, we have no fuel price risk in these segments.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures have been effective as of the end of the period covered by this report in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the second quarter of 2008, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program we have adopted under Rule 10b5-1 of the Securities Exchange Act. Through June 30, 2008, we repurchased 289,341 shares of our common stock for $6.7 million.  Unless and until the Board otherwise provides, this new authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
May 1, 2008 - May 31, 2008	136,200	$22.098	136,200	863,800
June 1, 2008 - June 30, 2008	153,141	$24.053	153,141	710,659

ITEM 5 – OTHER INFORMATION
On July 30, 2008 the Company’s Board of Directors approved an amendment to the Company’s bylaws which increases from “fifty” to “sixty” the maximum number of days between a record date set by the board and the meeting or other action to which it relates.

ITEM 6 – EXHIBITS
(a)           EXHIBIT INDEX

Part II Exhibits:

3.1
Restated Certificate of Incorporation of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

3.2*	By-Laws of the Registrant

4.1	Specimen of Common Stock Certificate (filed as an exhibit to the Registrant's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980 and incorporated herein by reference)

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

10.14*	Change of Control Agreement, by and between the registrant and Niels M. Johnsen, effective as of August 6, 2008.

10.15*	Change of Control Agreement, by and between the registrant and Erik L. Johnsen, effective as of August 6, 2008.

10.16*	Change of Control Agreement, by and between the registrant and Manuel G. Estrada, effective as of August 6, 2008.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed with this report

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION

/s/ Manuel G. Estrada
_____________________________________________
Manuel G. Estrada
Vice President and Chief Financial Officer

Date:   August 8, 2008