Form 10-Q
period 2008-11-07
INTERNATIONAL SHIPHOLDING CORP
filed 2008-11-07
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common stock, $1 par value. . . . . . . . 7,183,570 shares outstanding as of September 30, 2008

INTERNATIONAL SHIPHOLDING CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$66,151	$51,306	$180,078	$147,140

Operating Expenses:
Voyage Expenses	44,949	38,572	135,032	110,184
Vessel and Barge Depreciation	4,702	5,312	14,842	15,386

Gross Voyage Profit	16,500	7,422	30,204	21,570

Administrative and General Expenses	5,437	4,108	15,343	13,311
Gain on Sale of Other Assets	-	-	-	(10)

Operating Income	11,063	3,314	14,861	8,269

Interest and Other:
Interest Expense	1,757	2,692	5,388	7,857
Loss on Redemption of Preferred Stock	-	-	1,371	-
(Gain) Loss on Sale of Investment	57	(2)	148	(352)
Investment Income	(175)	(1,143)	(612)	(2,354)
	1,639	1,547	6,295	5,151

Income from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net Income
of Unconsolidated Entities	9,424	1,767	8,566	3,118

(Benefit) Provision for Income Taxes:
Current	(400)	-	(400)	-
Deferred	857	(175)	(486)	(1,074)
State	13	-	38	(4)
	470	(175)	(848)	(1,078)

Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	2,237	1,491	20,019	4,107

Income from Continuing Operations	11,191	3,433	29,433	8,303

Gain from Discontinued Operations
Gain/(Loss) before benefits for income taxes	100	(1,266)	100	(3,376)
Gain on Sale of Liner Assets	19	155	4,607	9,097
Provision for Income Taxes	-	5	-	14
Net Income (Loss) from Discontinued Operations	119	(1,116)	4,707	5,707

Net Income	$11,310	$2,317	$34,140	$14,010

Preferred Stock Dividends	-	600	88	1,800

Net Income Available to Common Stockholders	$11,310	$1,717	$34,052	$12,210

Basic and Diluted Earnings Per Common Share:

Net Income (Loss) Available to Common Stockholders
Continuing Operations	$1.55	$0.43	$3.99	$1.03
Discontinued Operations	0.02	(0.17)	0.64	0.90
	$1.57	$0.26	$4.63	$1.93

Net Income (Loss) Available to Common Stockholders - Diluted
Continuing Operations	$1.54	$0.40	$3.87	$1.00
Discontinued Operations	0.02	$(0.13)	0.62	0.69
	$1.56	$0.27	$4.49	$1.69

Weighted Average Shares of Common Stock Outstanding:
Basic	7,209,319	6,518,412	7,358,082	6,306,647
Diluted	7,244,106	8,518,412	7,595,380	8,319,000

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(Note 1)
Current Assets:
Cash and Cash Equivalents	$50,273	$14,103
Marketable Securities	3,665	5,578
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $207 and $227 in 2008 and 2007:
Traffic	9,904	9,637
Agents'	2,877	1,804
Other	4,666	9,233
Net Investment in Direct Financing Leases	7,898	7,391
Other Current Assets	2,416	2,327
Material and Supplies Inventory, at Lower of Cost or Market	2,660	2,665
Current Assets Held for Disposal	-	9,105
Total Current Assets	84,359	61,843

Investment in Unconsolidated Entities	7,252	16,326

Net Investment in Direct Financing Leases	103,285	107,208

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	336,129	335,511
Leasehold Improvements	26,128	29,530
Furniture and Equipment	4,840	8,086
	367,097	373,127
Less - Accumulated Depreciation	(158,983)	(147,484)
	208,114	225,643

Other Assets:
Deferred Charges, Net of Accumulated Amortization	12,150	15,337
of $17,867 and $9,781 in 2008 and 2007, Respectively
Acquired Contract Costs, Net of Accumulated Amortization	2,183	3,274
of $28,343 and $27,251 in 2008 and 2007, Respectively
Due from Related Parties	6,200	5,897
Other	5,262	5,127
	25,795	29,635

	$428,805	$440,655

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	September 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS' INVESTMENT	(Unaudited)	(Note 1)

Current Liabilities:
Current Maturities of Long-Term Debt	$12,839	$12,681
Accounts Payable and Accrued Liabilities	25,933	23,546
Current Liabilities on Assets Held for Disposal	-	2,427
Total Current Liabilities	38,772	38,654

Long-Term Debt, Less Current Maturities	122,886	130,523

Other Long-Term Liabilities:
Deferred Income Taxes	7,502	9,072
Lease Incentive Obligation	7,577	13,789
Other	35,308	37,361
	50,387	60,222

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	-	37,554

Stockholders' Investment:
Common Stock	8,373	7,193
Additional Paid-In Capital	81,135	60,177
Retained Earnings	151,060	117,008
Treasury Stock	(20,172)	(8,704)
Accumulated Other Comprehensive Income (Loss)	(3,636)	(1,972)
	216,760	173,702

	$428,805	$440,655

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)
	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2008	2007
Net Income	$34,140	$14,010
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	15,057	17,963
Amortization of Deferred Charges and Other Assets	6,559	7,085
Benefit for Federal Income Taxes	(848)	(1,074)
Loss on Early Redemption of Preferred Stock	1,371	-
Equity in Net Income of Unconsolidated Entities	(20,019)	(4,107)
Distributions from Unconsolidated Entities (See Note 4)	4,000	2,400
(Gain) on Sale of Assets	(4,607)	(10,495)
(Gain) Loss on Sale of Investments	148	(352)
Deferred Drydocking Charges	(2,271)	(5,181)
Changes in:
Accounts Receivable	3,227	6,396
Inventories and Other Current Assets	(118)	(1,577)
Other Assets	(220)	(1,258)
Accounts Payable and Accrued Liabilities	(200)	(4,050)
Pension Plan Funding	(1,200)	-
Billings in Excess of Income Earned and Expenses Incurred	(653)	2,085
Other Long-Term Liabilities	299	(694)
Net Cash Provided by Operating Activities	34,665	21,151

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	5,575	3,370
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(3,476)	(55,502)
Proceeds from Sale of Assets	10,818	47,305
Distributions from Unconsolidated Subsidiaries (See Note 4)	25,500	-
Purchase of and Proceeds from Short Term Investments	2,059	1,299
Investment in Unconsolidated Entities	-	(74)
Decrease in Related Party Note Receivables	20	20
Net Cash Provided by Investing Activities	40,496	(3,582)

Cash Flows from Financing Activities:
Redemption of Preferred Stock	(17,306)	-
Common Stock Repurchase	(11,468)	-
Proceeds from Issuance of Common Stock	-	5,650
Repayment of Debt	(9,645)	(8,714)
Additions to Deferred Financing Charges	(484)	(596)
Preferred Stock Dividends Paid	(88)	(1,800)
Other Financing Activities	-	(8)
Net Cash Used by Financing Activities	(38,991)	(5,468)

Net Increase in Cash and Cash Equivalents	36,170	12,101
Cash and Cash Equivalents at Beginning of Period	14,103	44,273

Cash and Cash Equivalents at End of Period	$50,273	$56,374
                                                          The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Note 2.  Employee Benefit Plans
The following table provides the components of net periodic benefit cost for our pension plan:

(All Amounts in Thousands)
	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
Components of net periodic benefit cost:	2008	2007	2008	2007
Service cost	$155	$152	$447	$464
Interest cost	359	340	1,061	1,006
Expected return on plan assets	(464)	(435)	(1,344)	(1,283)
Amortization of net actuarial loss	-	7	-	7
Special Termination Benefits		20	-	20
Net periodic benefit cost	$50	$84	$164	$214

The following table provides the components of net periodic benefit cost for our postretirement benefits plan:

(All Amounts in Thousands)
	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
Components of net periodic benefit cost:	2008	2007	2008	2007
Service cost	$8	$(2)	$14	$28
Interest cost	103	107	321	331
Amortization of prior service cost	(3)	(3)	(9)	(11)
Curtailment	-	(38)		(38)
Net periodic benefit cost	$108	$64	$326	$310

In addition to the $1.2 million contributed to our pension plan for the nine months ended 2008, we are evaluating additional contributions in the fourth quarter of 2008 due to negative returns on plan assets.  We do not expect to make a contribution to our postretirement benefits plan during 2008.

Note 3.  Operating Segments

Our three operating segments, Time Charter Contracts, Contracts of Affreightment (“COA”), and Rail-Ferry Service, are identified primarily by the characteristics of the contracts and terms under which our vessels are operated.  We report in the Other category results of several of our subsidiaries that provide ship and cargo charter brokerage and agency services.  We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.  As a result of our decision to discontinue all of the company’s Liner services in 2007, the results of our Liner service segment are now reflected as discontinued operations.

We allocate interest expense to the segments based on the book values of the vessels owned within each segment.

We do not allocate to our segments administrative and general expenses, investment income, gain on sale of investment, gain or loss on early extinguishment of debt or preferred stock, equity in net income of unconsolidated entities, or income taxes to our segments.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.
The following table presents information about segment profit and loss for the three months ended September 30, 2008 and 2007:

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$49,197	$4,745	$11,015	$1,194	$66,151
Intersegment Revenues (Eliminated)	-	-	-	3,126	3,126
Intersegment Expenses (Eliminated)	-	-	-	(3,126)	(3,126)
Voyage Expenses	31,389	4,478	8,563	519	44,949
Vessel and Barge Depreciation	3,454	-	1,246	2	4,702
Gross Voyage Profit	14,354	267	1,206	673	16,500
Interest Expense	977	-	319	461	1,757
Segment Profit	13,377	267	887	212	14,743
2007
Revenues from External Customers	$39,912	$4,322	$6,752	$320	$51,306
Intersegment Revenues (Eliminated)	-	-	-	3,602	3,602
Intersegment Expenses (Eliminated)	-	-	-	(3,602)	(3,602)
Voyage Expenses	30,895	2,595	5,016	66	38,572
Vessel and Barge Depreciation	3,680	405	1,227	-	5,312
Gross Voyage Profit	5,337	1,322	509	254	7,422
Interest Expense	2,410	64	224	(6)	2,692
Segment Profit	2,927	1,258	285	260	4,730

The following table presents information about segment profit and loss for the nine months ended September 30, 2008 and 2007:

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$132,244	$14,605	$30,152	$3,077	$180,078
Intersegment Revenues (Eliminated)	-	-	-	9,374	9,374
Intersegment Expenses (Eliminated)	-	-	-	(9,374)	(9,374)
Voyage Expenses	95,586	13,505	24,772	1,169	135,032
Vessel and Barge Depreciation	10,880	-	3,953	9	14,842
Gross Voyage Profit	25,778	1,100	1,427	1,899	30,204
Interest Expense	3,725	-	1,197	466	5,388
Segment Profit	22,053	1,100	230	1,433	24,816
2007
Revenues from External Customers	$119,466	$12,839	$13,323	$1,512	$147,140
Intersegment Revenues (Eliminated)	-	-	-	10,345	10,345
Intersegment Expenses (Eliminated)	-	-	-	(10,345)	(10,345)
Voyage Expenses	89,112	8,036	12,070	966	110,184
Vessel and Barge Depreciation	10,823	1,613	2,947	3	15,386
Gross Voyage Profit (Loss)	19,531	3,190	(1,694)	543	21,570
Interest Expense	5,905	692	1,206	54	7,857
Gain on Sale of Other Assets	-	-	-	10	10
Segment Profit (Loss)	13,626	2,498	(2,900)	499	13,723

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
Profit:	2008	2007	2008	2007
Total Profit for Reportable Segments	$14,743	$4,730	$24,816	$13,723
Unallocated Amounts:
Administrative and General Expenses	(5,437)	(4,108)	(15,343)	(13,311)
Gain (Loss) on Sale of Investment	(57)	2	(148)	352
Investment Income	175	1,143	612	2,354
Loss on Redemption of Preferred Stock	-	-	(1,371)	-
Income from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$9,424	$1,767	$8,566	$3,118

Note 4.  Unconsolidated Entities

We have a 50% interest in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which owns two Cape-Size Bulk Carriers, one Panamax Bulk Carrier and has two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  We account for this investment under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment was $2.2 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, our portion of the earnings of this investment was $19.8 million and $4.2 million, respectively.  The year to date 2008 earnings include our share of an after-tax gain on the sale of one of Dry Bulk’s vessels, a Panamax Bulk Carrier in June 2008, of approximately $15.8 million.

We received a cash distribution from Dry Bulk of $29.5 million and $2.4 million in the first nine months of 2008 and 2007, respectively.  The 2008 amount included a cash distribution for our share of the proceeds from the sale of the aforementioned Panamax Bulk Carrier in the amount of $25.5 million in July 2008.

The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2008	2007	2008	2007
Operating Revenues	$6,203	$7,730	$19,611	$21,826
Operating Income	$3,765	$4,605	$10,950	$12,582
Net Income	$4,331	$3,019	$39,269	$7,748

Note 5.  Earnings Per Share

We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under stock options,and restricted stock grants using the treasury stock method and convertible preferred stock using the if-converted method.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator
Net Income (Loss) Available to Common Stockholders – Basic
Continuing *	$11,191	$2,833	$29,345	$6,503
Discontinued	119	(1,116)	4,707	5,707
	$11,310	$1,717	$34,052	$12,210

Net Income (Loss) - Diluted
Continuing	$11,191	$3,433	$29,433	$8,303
Discontinued	119	(1,116)	4,707	5,707
	$11,310	$2,317	$34,140	$14,010
Denominator
Weighted Avg Share of Common Stock Outstanding:
Basic	7,209,319	6,518,412	7,358,082	6,306,647
Plus:
Effect of dilutive restrictive stock	34,787	-	17,298	-
Effect of dilutive stock options	-	-	-	12,353
Effect of dilutive convertible shares from preferred stock	-	2,000,000	220,000	2,000,000
Diluted	7,244,106	8,518,412	7,595,380	8,319,000

Basic and Diluted Earnings Per Common Share
Net Income Available to Common Stockholders - Basic
Continuing Operations	$1.55	$0.43	$3.99	$1.03
Discontinued Operations	0.02	(0.17)	0.64	0.90
	$1.57	$0.26	$4.63	$1.93

Net Income Available to Common Stockholders - Diluted
Continuing Operations	$1.54	$0.40	$3.87	$1.00
Discontinued Operations	0.02	(0.13)	0.62	0.69
	$1.56	$0.27	$4.49	$1.69
* Income from Continuing Operations less Preferred Stock Dividends

Note 6. Comprehensive Income

The following table summarizes components of comprehensive income for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(Amounts in Thousands)	2008	2007
Net Income	$11,310	$2,317
Other Comprehensive Income (Loss):
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $107 and $145, Respectively	112	270
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($184) and ($64), Respectively	(1,845)	(566)
Total Comprehensive Income	$9,577	$2,021

The following table summarizes components of comprehensive income for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
(Amounts in Thousands)	2008	2007
Net Income	$34,140	$14,010
Other Comprehensive Income (Loss):
Unrealized Holding (Loss) on Marketable Securities, Net of Deferred Taxes of $0 and ($48), Respectively	-	(89)
Unrealized Holding Gain (Loss) on Marketable Securities, Net of Deferred Taxes of $38 and ($9), Respectively	67	(16)
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $(5) and ($55), Respectively	(1,731)	(211)
Total Comprehensive Income	$32,476	$13,694

The net change in fair value of derivatives represents a decrease in the fair value of the eight interest rate swap agreements entered into with respect to five of our loans.  This decrease is due to the reversal in the forward yield curve projections due to the anticipated rate reductions. (See further discussion of interest rate risk in Item 3 – Quantitative and Qualitative Information about Market Risk on page 28)

Note 7. Income Taxes

We recorded a benefit for federal income taxes of $886,000 on our $8.6 million of income from continuing operations before income from unconsolidated entities in the first nine months of 2008, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first nine months of 2007, our benefit was $1.1 million on our $3.1 million of income from continuing operations before income from unconsolidated entities.  There was a slight decrease in our tax benefit primarily due to improved earnings from our Jones Act ships which are taxed at the statutory rate and the reclassification of the tax provision on the sale of our LASH vessel from discontinued operations to continuing operations.

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

w          Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (including interest rates, volatilities, prepayment speeds, credit risks) or inputs that are derived principally from or corroborated by market data by correlation or other means.

w
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	3,665	-	-	3,665
Derivative assets	-	1	-	1
Derivative liabilities	-	(3,165)	-	(3,165)

Note 9.  New Accounting Pronouncements

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  As discussed further in Note 8, this statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We adopted SFAS 157 on January 1, 2008 and the adoption has had no effect on our consolidated financial position and results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” – including an amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on January 1, 2008 and the adoption has had no effect on our consolidated financial position and results of operation.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging activities” – an amendment of FASB Statement No. 133.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We have not yet determined the impact, if any, the adoption of SFAS No. 161 will have on our consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with an updated framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

Note 10.  Discontinued Operations

Our LASH Liner service previously consisted of our U.S. flag LASH service and TransAtlantic LASH service.  In 2007, we decided to discontinue both services based on unfavorable market conditions and higher operating costs.  We sold two LASH vessels and 225 barges in the first six months of 2007 and the one remaining International flag vessel and the remaining 235 barges in the first quarter of 2008, generating a gain of $9.0 million and $4.6 million for 2007 and 2008, respectively.  Total revenues associated with the LASH Liner services were $32.1 million and $0 for the first nine months of 2007 and 2008, respectively.

Our U.S. flag LASH service and TransAtlantic LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.

Note 11.  Changes in Accounting Estimate

     In the first quarter of 2008, we adjusted the salvage value on our two container vessels and on our U.S. flag Coal Carrier.  We based this decision on expected future market values for scrap steel and the relatively short remaining economic life of those three vessels.  By reducing our depreciation expense, this adjustment increased our net income for the first nine months of 2008 by $2.0 million or $.27 per share.  The container vessels will be fully depreciated by the end of 2009 and the U.S. flag Coal Carrier by January of 2011.

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

    A summary of the activity for restricted stock awards during the three months ended September 30, 2008 is as follows:

	Shares	Weighted Avg. Fair Value Per Share
Non-vested – June 30, 2008	175,000	$18.40
Shares Granted	-	-
Shares Vested	-	-
Shares Forfeited	-	-
Non-vested – September 30, 2008	175,000	$18.40

The following table summarizes the amortization of compensation cost, which we will include in administrative and general expenses, relating to all of the Company’s restricted stock grants as of September 30, 2008 (assuming that all awards vest over the periods described above):

Grant Date	2008	2009	2010	2011	2012	Total

April 30, 2008	$757,000	$1,135,000	$894,000	$401,000	$33,000	$3,220,000

For the nine months ended September 30, 2008, the Company’s income before taxes and net income included $431,000 and $280,000, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.03 per share.  For the three months ended September 30, 2008, the Company’s income before taxes and net income included $284,000 and $185,000, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.02 per share.  There was no stock compensation expense or awards outstanding for the nine months or three months ended September 30, 2007.

Note 14.  Stock Repurchase Program

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program we have adopted under Rule 10b5-1 of the Securities Exchange Act.  Through nine months ended September 30, 2008, we repurchased 491,572 shares of our common stock for $11.5 million, including 202,231 shares for $4.8 million in the third quarter of 2008.  Unless and until the Board otherwise provides, this new authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

Note 15.  Projection LLC Conditional Proposal

    On September 2, 2008, we received a conditional proposal from Projection LLC, a wholly owned subsidiary of Liberty Shipping Group LLC, to acquire all of our outstanding common stock at a purchase price of $25.75 per share, in cash.  On September 10, 2008, our Board of Directors unanimously voted to form a Special Committee comprised of independent directors of the Board.  The Special Committee announced on October 14, 2008 that they have retained Lazard Freres & Co. LLC to act as its financial advisor and Thacher Proffitt & Wood LLP to act as its legal advisor.  The Special Committee intends to review and evaluate with its financial and legal advisors the proposal from Projection LLC, as well as any other proposals or alternative courses of action, and to provide its recommendations to the full Board.

Note 16.  Subsequent Events

    On October 29, 2008 our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008.  The Company’s shareholders will be paid a $.50 cash dividend for each share of common stock held by them on the record date of November 14, 2008, payable on December 1, 2008.

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

Our forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, our ability to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques; (ii) secure financing on satisfactory terms to repay existing debt or support operations, including to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers;  (iii) obtain new contracts or renew existing contracts which would employ certain of our vessels or other assets upon the expiration of contracts currently in place, on favorable economic terms; (iv) manage the amount and rate of growth of our  administrative and general expenses and costs associated with operating certain of our vessels; and (v) manage our growth in terms of implementing internal controls and information systems and hiring or retaining key personnel, among other things.

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

Executive Summary

The net income for the three months ended September 30, 2008 was $11.3 million as compared to net income of $2.3 million for the three months ended September 30, 2007. The 2007 third quarter results included a loss of $1.1 million from discontinued LASH operations. Gross voyage profits improved significantly from $7.4 million in the third quarter of 2007 to $16.5 million for the same period in 2008.

As expected, our Time Charter segment experienced marked improvements, generating a gross voyage profit of $14.4 million for the third quarter of 2008 as compared to $5.3 million for the same period of 2007. This significant improvement for the three months ended September 30, 2008 was driven primarily by the carriage of supplemental cargoes on our U.S. Flag Pure Car Truck Carriers, which results we believe will return to historical average levels for the fourth quarter. In addition to the supplemental cargoes, our U.S. Flag Jones Act Coal Carrier recorded improved results due to an increase in the number of vessel operating days in the third quarter of 2008 as compared to the same period of 2007.

Results of our Rail-Ferry segment continued to improve, reporting an increase in gross voyage profits of $700,000 for the third quarter of 2008 as compared to the same period in 2007. For the three months ended September 30, 2008, the vessels continue to operate on a fairly consistent schedule despite unfavorable weather conditions in the Gulf of Mexico.

Administrative and general expenses were higher than the comparable 2007 period primarily due to higher compensation expense related to bonus accruals, supplemental relocation assistance, and advisory costs related to our evaluation of an unaffiliated shipping company’s conditional proposal to purchase the Company’s outstanding shares.  We expect similar results for the fourth quarter of 2008 due to anticipated bonus payments and the continued evaluation of the aforementioned conditional proposal.

Lower interest expense reflects the Company’s reduced debt position, while the drop in investment income reflects lower short term investment rates.  The Company’s average investment rate in the third quarter of 2008 was approximately 1.9% as compared to 4.5% for the third quarter of 2007.  Given the current uncertainty in the worldwide credit markets, the Company has currently invested the majority of its available cash in government backed Treasury Funds which are yielding less than 1% per annum.  In consideration of the recent moves by the Federal Reserve, we have re-instituted investments in the short-term commercial paper market.  We will continue to monitor the conditions of the market with the plan to re-invest in higher yielding instruments.

The Company’s income tax provision was $470,000 for the third quarter of 2008 as compared to a benefit of $175,000 for the same period in 2007.  The additional provision is directly related to the higher results from the U. S. flag Jones Act Coal Carrier which is taxed at the corporate statutory rate.

On October 29, 2008 our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008.  The Company’s shareholders will be paid a $.50 cash dividend for each share of common stock held by them on the record date of November 14, 2008, payable on December 1, 2008.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$132,244	$14,605	$30,152	$3,077	$180,078
Voyage Expenses	95,586	13,505	24,772	1,169	135,032
Vessel and Barge Depreciation	10,880	-	3,953	9	14,842
Gross Voyage Profit	25,778	1,100	1,427	1,899	30,204
2007
Revenues from External Customers	$119,466	$12,839	$13,323	$1,512	$147,140
Voyage Expenses	89,112	8,036	12,070	966	110,184
Vessel and Barge Depreciation	10,823	1,613	2,947	3	15,386
Gross Voyage (Loss) Profit	19,531	3,190	(1,694)	543	21,570

Gross voyage profits increased from $21.6 million in the first nine months of 2007 to $30.2 million in the first nine months of 2008.  Revenues increased from $147.1 million to $180.1 million and voyage expenses increased from $110.2 million to $135.0 million in the first nine months of 2007 and 2008, respectively.  The changes of revenues and expenses associated with each of our segments are discussed within the following analysis.

Time Charter Contracts:  The increase in this segment’s gross voyage profit from $19.5 million in the first nine months of 2007 to $25.8 million in the first nine months of 2008 was primarily due to an increase in the carriage of supplemental cargoes on our U.S. flag Pure Car Truck Carriers.  Revenues increased for this segment from $119.5 million in the first nine months of 2007 to $132.2 million in the first nine months of 2008.  This improvement in revenues is the result of the aforementioned increase in supplemental cargoes and operating one additional Foreign flag Pure Car Truck Carrier in 2008 compared to the same period in 2007.

Contracts of Affreightment:  Gross voyage profit for this segment declined from a profit of $3.2 million for the first nine months of 2007 to $1.1 million for the first nine months of 2008 due to higher costs associated with operating the segment’s vessel under an operating lease in 2008 compared to owning the vessel in 2007.  The benefits derived under an operating lease are reflected in a lower net effective tax rate.  The increase in revenue from $12.8 million in 2007 to $14.6 million in 2008 was due to increased voyages and freight rate escalation for increasing fuel costs in 2008.

Rail-Ferry Service:  Gross voyage profit for this segment improved from a $1.7 million loss in the first nine months of 2007 to a $1.4 million profit in the first nine months of 2008.  This increase was due to additional sailings in 2008 as well as increased cargo volumes which were carried as a result of the addition of second decks on each rail-ferry vessel.  Operation of the second decks began in the third quarter of 2007.  Revenues for this segment increased from $13.3 million in the first nine months of 2007 to $30.2 million in the first nine months of 2008 due to the additional sailings and increased cargo volumes utilizing second deck capacity.

Other:  Gross profit increased from a profit of $543,000 in the first nine months of 2007 to $1.9 million in the first nine months of 2008.  This increase was primarily due to 2007 adjusted earnings for Dry Bulk, recorded in 2008, and negative changes in estimates of insurance reserves in 2007.

Other Income and Expense

Administrative and general expenses increased from $13.3 million in the first nine months of 2007 to $15.3 million in the first nine months of 2008 primarily due to legal fees related to the on-going evaluation process of a conditional proposal to purchase our outstanding shares,accounting fees, consulting charges, bonuses, and the addition of our new executive stock compensation program.

The following table shows the significant A&G components for the nine months ended September 30, 2008 and 2007 respectively.

(Amounts in Thousands)	Year to Date as of September 30,
A&G Account	2008	2007	Variance

Wages & Benefits	$10,536	$9,079	$1,457
Legal/Accounting Fees	990	686	304
Relocation Expenses	803	651	152
Consulting Charges	759	503	256
Other	2,255	2,392	(137)
TOTAL:	$15,343	$13,311	$2,032

  Interest expense decreased from $7.9 million in the first nine months of 2007 to $5.4 million in the first nine months of 2008 due primarily to the retirement of our 7 ¾ % senior notes in October 2007.

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

       Investment Income decreased from $2.4 million in the first nine months of 2007 to $612,000 in the first nine months of 2008 due to a  decrease in available cash and lower rate of return on our short-term investments.

Income Taxes

We recorded a benefit for federal income taxes of $886,000 on our $8.6 million of income from continuing operations before income from unconsolidated entities in the first nine months of 2008, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first nine months of 2007, our benefit was $1.1 million on our $3.1 million of income from continuing operations before income from unconsolidated entities.  There was a slight decrease in our tax benefit primarily due to improved earnings from Jones Act ships which are taxed at the 35% statutory rate and the reclassification of the tax provision on the sale of our LASH vessel from discontinued operations to continued operations.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $4.1 million in the first nine months of 2007 to $20.0 million in the first nine months of 2008.  The improved results came from our 50% investment in Dry Bulk, a company owning two Cape-Size Bulk Carriers and one Panamax-Size Bulk Carrier.  For the nine months ended September 30, 2008 and 2007, our portion of the earnings of this investment was $19.8 million and $4.2 million, respectively.  The 2008 earnings include an after-tax gain on the sale of one of Dry Bulk’s vessels, a Panamax Bulk Carrier, of approximately $15.8 million in June 2008.

During the second quarter of 2007, Dry Bulk entered into a ship purchase agreement with a Japanese company for two Handymax Bulk Carrier Newbuildings scheduled to be delivered in the first half of 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37.0 million.  We expect to make our interim construction payments, scheduled to begin in January 2011, with cash generated from our Dry Bulk operations and bank financing, with long-term financing determined at delivery.

Discontinued Operations

Our LASH Liner service previously consisted of our U.S. flag LASH service and TransAtlantic LASH service.  In 2007, we decided to discontinue both services based on unfavorable market conditions and higher operating costs.  We sold two LASH vessels and 225 barges in the first six months of 2007 and the one remaining International flag vessel and the remaining 235 barges in the first quarter of 2008, generating a gain of $9.1 million and $4.6 million for 2007 and 2008, respectively.  Total revenues associated with the LASH Liner services were $32.1 million and $0 for the first six months of 2007 and 2008, respectively.

Our U.S. flag LASH service and TransAtlantic LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Both services have been restated to remove the effects of those operations from “Continuing Operations”.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$49,197	$4,745	$11,015	$1,194	$66,151
Voyage Expenses	31,389	4,478	8,563	519	44,949
Vessel and Barge Depreciation	3,454	-	1,246	2	4,702
Gross Voyage Loss Profit	14,354	267	1,206	673	16,500
2007
Revenues from External Customers	$39,912	$4,322	$6,752	$320	$51,306
Voyage Expenses	30,895	2,595	5,016	66	38,572
Vessel and Barge Depreciation	3,680	405	1,227	-	5,312
Gross Voyage (Loss) Profit	5,337	1,322	509	254	7,422

Gross voyage profit increased from $7.4 million in the third quarter of 2007 to $16.5 million in the third quarter of 2008.  Revenues increased from $51.3 million in the third quarter of 2007 to $66.2 million in the third quarter of 2008.  Voyage expenses increased from $38.6 million in the third quarter of 2007 to $44.9 million in the third quarter of 2008.  The changes of revenue and expenses associated with each of our segments are discussed within the following analysis below.

         Time Charter Contracts:  The increase in this segment’s gross voyage profit from $5.3 million in the third quarter of 2007 to $14.4 million in the third quarter of 2008 was primarily due to an increase in the carriage of supplemental cargoes on our U.S. flag Pure Car Truck Carriers.  Revenues increased for this segment from $39.9 million in the third quarter of 2007 to $49.2 million in the third quarter of 2008.  This improvement in revenues is the result of the aforementioned increase in supplemental cargoes.

        Contracts of Affreightment:  Gross voyage profit decreased from $1.3 million in the third quarter of 2007 to $267,000 in the third quarter of 2008 due to the higher costs associated with operating the segment’s vessel under an operating lease in 2008 compared to owning the vessel in 2007.  The benefits derived under an operating lease are reflected in a lower net effective tax rate.  The $423,000 increase of revenues for this segment was due to freight rate escalation for increasing fuel costs.

Rail-Ferry Service:  Gross voyage profit improved from $509,000 in the third quarter of 2007 to $1.2 million in the third quarter of 2008 due to additional sailings in 2008 as well as increased cargo volumes which could be carried as a result of the addition of the second decks.  Operation of the second decks began in the third quarter of 2007.  Revenues for this segment increased from $6.8 million in the third quarter of 2007 to $11.0 million in the third quarter of 2008 due to the additional sailings and increased cargo volumes utilizing second deck capacity.

Other:  Gross profit increased from $254,000 in the third quarter of 2007 to $673,000 in the third quarter of 2008.  This increase was primarily due to a change in estimate of $300,000 related to a settled insurance claim.

Other Income and Expense

Administrative and general expenses increased from $4.1 million in the third quarter of 2007 to $5.4 million in the third quarter of 2008 primarily due to annual salary increases, the addition of our new executive stock compensation program, legal fees related to the on-going evaluation process of a conditional proposal to purchase our outstanding shares, accounting fees, and supplemental employee relocation costs associated with the move to Mobile, Alabama.

 The following table shows the significant A&G components for the third quarter of 2008 and 2007 respectively.

(Amounts in Thousands)	Three Months Ended September 30,
A&G Account	2008	2007	Variance

Wages & Benefits	$3,595	$2,921	$674
Legal/Accounting Fees	265	112	153
Relocation Expenses	211	(356)	567
Consulting Charges	242	279	(37)
Other	1,124	1,152	(28)
TOTAL:	$5,437	$4,108	$1,329

Interest expense decreased from $2.7 million in the third quarter of 2007 to $1.8 million in the third quarter of 2008 primarily to the retirement of our 7 ¾ %  senior notes during October 2007.

Income Taxes

We recorded a provision for federal income taxes of $457,000 on our $9.4 million income from continuing operations before income from unconsolidated entities in the third quarter of 2008 as a result of profits from entities subject to U.S. Corporate Statutory rate.  For the third quarter of 2007, our benefit was $175,000 on our $1.8 million income from continuing operations before income from unconsolidated entities.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2007, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $1.5 million in the third quarter of 2007 to $2.2 million in the third quarter of 2008.  The improved results came from our 50% investment in Dry Bulk, a company owning two Cape-Size Bulk Carriers and one Panamax-Size Bulk Carrier.  For the third quarters of 2008 and 2007, our portion of the earnings of this investment was $2.2 million and $1.5 million, respectively.  The 2008 earnings include an $800,000 adjustment to the gain recorded on the sale of a Panamax Bulk Carrier in the second quarter of 2008.

During the second quarter of 2007, Dry Bulk entered into a ship purchase agreement with a Japanese company for two Handymax Bulk Carrier Newbuildings scheduled to be delivered in the first half of 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37.0 million.  We expect to make our interim construction payments, scheduled to begin in January 2011, with cash generated from our Dry Bulk operations and bank financing, with long-term financing determined at delivery.  While we believe it is not significant, the current credit market crisis may result in the increase in borrowing cost on permanent financing.

Discontinued Operations

Our LASH Liner service previously consisted of our U.S. flag LASH service and TransAtlantic LASH service.  In 2007, we decided to discontinue both services based on unfavorable market conditions and higher operating costs.  Total revenues associated with the LASH Liner services were $7.6 million and $0 for the third quarter of 2007 and 2008, respectively.

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

        Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $23.2 million at December 31, 2007, to $45.6 million at September 30, 2008.  This increase was primarily due to the distribution of $25.5 million from an unconsolidated entity related to the sale of a Panamax Bulk Carrier in July 2008.  Cash and cash equivalents increased in the first nine months of 2008 by $36.2 million to a total of $50.3 million.  This increase was a result of cash provided by operating activities of $34.7 million and cash provided by investing activities of $40.5 million, partially offset by cash used by financing activities of $39.0 million.  Total current liabilities of $38.8 million as of September 30, 2008 included current maturities of long-term debt of $12.8 million.

        Operating activities generated a positive cash flow after adjusting net income of $34.7 million for the first nine months of 2008 for non-cash provisions such as depreciation and amortization.  Net cash provided by operating activities also included the add back of the non-cash loss of $1.4 million on the early redemption of Preferred Stock, the deduction of the non-cash $4.6 million from the gain on the sale of LASH assets, and the deduction of the non-cash $20.0 million from the equity in net income of unconsolidated entities. We received cash dividends of $4.0 million from our investments in these unconsolidated entities.

Cash provided by investing activities of $40.5 million included proceeds from the sale of our discontinued LASH liner service assets of $10.8 million, proceeds from Dry Bulk’s sale of the Panamax Bulk Carrier of $25.5 million, proceeds from the sale of short term investments of $2.1 million and principal payments received under direct financing leases of $5.6 million, partially offset by capital improvements of $3.5 million, including improvements to our information technology systems and additional tank work on our Rail-Ferry vessels.

Cash used for financing activities of $39.0 million included regularly scheduled debt payments of $9.6 million, payment of $17.3 million on the early redemption of our Preferred Stock, and $11.5 million of repurchases of our common stock.

In March of 2008, we signed an agreement with Regions Bank to provide us with an unsecured revolving line of credit for $35 million.  This facility replaced the prior secured revolving line of credit for the like amount.  As of September 30, 2008, $6.4 million of the $35 million revolving credit facility, which expires in April of 2010, was pledged as collateral for letters of credit, and the remaining $28.6 million was available.

Debt and Lease Obligations – As of September 30, 2008, we held three vessels under operating leases, two vessels under bareboat charter agreements and six vessels under time charter agreements.  The types of vessels held under these agreements include four Pure Car/Truck Carriers, three Breakbulk/Multi Purpose vessel, a Molten Sulphur Carrier, two Container vessels and a Tanker vessel.  We also conduct certain of our operations from leased office facilities.  Refer to our 2007 form 10-K for a schedule of our contractual obligations.

We entered into a new lease agreement on our New York City office which became effective October 1, 2008.  The length of the lease is nine years and nine months, with graduated payments starting after an initial nine month period of free rent.  The agreement calls for total annual payments of $451,000 for years one through five and total annual payments of $488,000 for years six through nine.  The rent expense, along with the associated leasehold improvements will be amortized using the straight-line method over the lease-term.

 In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into financings of our unencumbered vessels, or restructure our debt.  We believe we have sufficient liquidity despite the disruption of the capital and credit markets and can continue to fund working capital and capital investment liquidity needs through cash flow from operations.  While not significant to date, the disruption in capital and credit markets may result in increased borrowing costs associated with short-term and long-term debt.  We have no significant debt maturities due in 2009, $40.0 million due in September 2010, $18 million due in September 2013, and $6 million due in September 2015.

Bulk Carriers - We have a 50% interest in Dry Bulk, which owns two Cape-Size Bulk Carriers and one remaining Panamax-Size Bulk Carrier.  This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  Dry Bulk has entered into a ship purchase agreement with a Japanese company for two Handymax Bulk Carrier Newbuildings scheduled to be delivered in 2012.  Total investment in the Newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37.0 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, Dry Bulk plans to finance the interim construction costs with equity contributions of up to 15% with the 85% balance of the cost being financed with a bank financing bridge loan.  While it is anticipated that the required equity contributions will be covered by Dry Bulk’s earnings, if they are not, our anticipated share of these interim equity contributions could be approximately $2.7 million.  Upon completion and delivery, Dry Bulk plans to establish permanent long-term financing.

Dividend Payments – Our Preferred Stock accrued cash dividends at a rate of 6.0% per annum from the date of issuance in early January 2005 through January 31, 2008.  All such shares were either redeemed or converted into shares of our common stock on February 1, 2008.

On October 29, 2008 our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008.  The Company’s shareholders will be paid a $.50 cash dividend for each share of common stock held by them on the record date of November 14, 2008, payable on December 1, 2008.

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

Stock Repurchase Program - On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  Through September 30, 2008, we repurchased 491,572 shares of our common stock for $11.5 million.  Unless and until the Board otherwise provides, this new authorization will remain open indefinitely or until we reach the 1,000,000 share limit.  (See Part II, Item 2– Unregistered Sales of Equity Securuties and Use of Proceeds on page 29)

New Accounting Pronouncements – In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We adopted SFAS 157 on January 1, 2008 and the adoption has had no effect on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” – including an amendment of FASB Statement No. 155 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments, at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted FAS 159 on January 1, 2008 and the adoption has had no effect on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging activities” – an amendment of FASB Statement No. 133.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We have not yet determined the impact, if any, the adoption of SFAS No. 161 will have on our consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with an updated framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at September 30, 2008, approximated its carrying value due to the short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt at September 30, 2008, including current maturities, was estimated to equal the carrying value of $135.7 million.

We have entered into eight interest rate swap agreements with commercial banks, two in September of 2005, one in November of 2005, two in September of 2007, one in November of 2007, one in January of 2008 and one in February of 2008 in order to reduce the possible impact of higher interest rates in the long-term market.  The January 2008 agreement does not become effective until March 2009.  For each of these “variable to fixed” swap agreements, we have swapped our exposure from variable rates to fixed rates.  While these arrangements are structured to reduce our exposure to increases in interest rates, they also limit the benefit we might otherwise receive from any decreases in interest rates.  As of September 30, 2008, 100% of our long-term and short-term debt obligations were at fixed rates as a result of the interest rate swap agreements, and 67.2% of this debt is U.S. Dollar denominated and 32.8% of this debt is Yen denominated.  Our weighted average cost of U.S. Dollar denominated debt is 5.08%, while our Yen denominated cost of debt is 2.0%.

The fair value of these agreements at September 30, 2008, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $3.1 million.  A hypothetical 10% decrease in interest rates as of September 30, 2008 would have resulted in a $4.7 million liability.

Commodity Price Risk.  As of September 30, 2008, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2008 fuel requirements for our Rail-Ferry Service segment.  We have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2008.  If we had commodity swap agreements, they could be structured to further reduce our exposure to increases in fuel prices.  A 20% increase in the price of fuel for the period January 1, 2008 through September 30, 2008 would have resulted in an increase of approximately $443,000 in our fuel costs, including the fuel surcharges to our customers for the same period, and in a corresponding decrease of approximately $0.06 in our basic earnings per share based on the shares of our common stock outstanding as of September 30, 2008.  Our charterers in the Time Charter and Contract of Affreightment segments are responsible for purchasing vessel fuel requirements or paying increased freight rates to cover the increased cost of fuel; thus, we have little fuel price risk in these segments.

         Foreign Exchange Rate Risk.  There have been no material changes in market risk exposure for the foreign currency risk described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

         Pension Plan Risk.  As a result of the current capital market crisis, we have experienced a significant decline in the market value of plan assets.  While the plan is appropriately funded under the new regulatory requirements for plan year 2008, this short-term decline may affect funding required in 2009. As a result, in addition to the $1.2 million contributed to our pension plan for the nine months ended 2008, we are evaluating additional contributions for the fourth quarter. However, any further contributions to the pension plan during 2008 would be discretionary contributions and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, and as amended under the Pension Protection Act of 2006. We will continue to monitor the performance of the pension plan assets and market conditions as we evaluate the amount of our contribution to the plan for 2008.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures have been effective as of the end of the period covered by this report in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the third quarter of 2008, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  Through September 30, 2008, we repurchased 491,572 shares of our common stock for $11.5 million.  Unless and until the Board otherwise provides, this new authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the third fiscal quarter of 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2008 – July 31, 2008	202,231	$23.744	202,231	508,428
August 1, 2008 - August 30, 2008	-	-	-	-
September 1, 2008 – September 31, 2008	-	-	-	-

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

10.14	Change of Control Agreement, by and between the registrant and Niels M. Johnsen, effective as of August 6, 2008.

10.15	Change of Control Agreement, by and between the registrant and Erik L. Johnsen, effective as of August 6, 2008.

10.16	Change of Control Agreement, by and between the registrant and Manuel G. Estrada, effective as of August 6, 2008.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed with this report

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION

/s/ Manuel G. Estrada
_____________________________________________
Manuel G. Estrada
Vice President and Chief Financial Officer

Date:   November 7, 2008