Form 10-K
INTERNATIONAL SHIPHOLDING CORP
filed 2009-03-13
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from . . . . . . . . . . . . to . . . . . . . . . . . . . .

Commission File No. 001-10852

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
 Date                                                                                                                                           Amount
                June 30, 2008                                                                                                                               $135,576,960

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $1 par value. . . . . . . . 7,228,570 shares outstanding as of March 6, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement have been incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL SHIPHOLDING CORPORATION

PART I
ITEM 1.  BUSINESS

General
In this report, the terms “we,” “us,” “our,” and “the Company” refer to International Shipholding Corporation and its subsidiaries.  Through our subsidiaries, we operate a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term time charters or contracts of affreightment.  At February 28, 2009, we owned or operated 31 ocean-going vessels and related shoreside handling facilities, including 3 Newbuildings presently on order.
Our current operating fleet of 31 ocean-going vessels consists of  (i) six U.S. flag Pure Car/Truck Carriers (“PCTCs”) specifically designed to transport fully assembled automobiles, trucks and larger vehicles; (ii) four International flag PCTCs with the capability of transporting heavyweight and large dimension trucks and buses, as well as automobiles and one Pure Car/Truck Carrier Newbuilding; (iii) two Multi-Purpose vessels, one Container vessel and one Tanker vessel, which are used to transport supplies for the Indonesian operations of a mining company; (iv) one U.S. flag Molten Sulphur vessel, which is used to carry molten sulphur from Louisiana and Texas to a processing plant on the Florida Gulf Coast; (v) two Special Purpose vessels modified as Roll-On/Roll-Off vessels (“RO/ROs”) to transport loaded rail cars between the U.S. Gulf and Mexico; (vi) one U.S. flag conveyor belt-equipped self-unloading Coal Carrier, which carries coal in the coastwise and near-sea trade; (vii) three RO/RO vessels that permit rapid deployment of rolling stock, munitions, and other military cargoes requiring special handling; (viii) two U.S. flag and two International flag container ships which began operating on time charters in 2008 and (ix) two Capesize Bulk Carriers, one Panamax Bulk Carriers and two Handymax Bulk Carriers Newbuildings in which we own a 50% interest of each. As described further in Item 2 below, we own 13 of these 31 vessels.
           Our fleet is deployed by our principal operating subsidiaries, Central Gulf Lines, Inc. (“Central Gulf”), LCI Shipholdings, Inc. (“LCI”), Waterman Steamship Corporation (“Waterman”), CG Railway, Inc. (“CG Railway”), Enterprise Ship Company, Inc. (“ESC”), and East Gulf Shipholding, Inc. (“EGS”).  Other of our subsidiaries provide ship charter brokerage, agency and other specialized services.

Additional information on our vessels appear below:

INTERNATIONAL SHIPHOLDING CORPORATION
2008 ANNUAL REPORT

FLEET STATISTICS
(December 31, 2008)

		Build Date	Business Segment**	Owned	BareboatCharter/Leased	Operating Contracts	Partially-owned	Time Chartered	Approximate Total Dead-Weight Carrying Capacity (LT)
VESSELS:
GREEN BAY	PURE CAR/TRUCK CARRIER	2007	TC	X					18,381
GREEN COVE	PURE CAR/TRUCK CARRIER	1994	TC	X					16,178
GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	TC	X					22,799
GREEN POINT	PURE CAR/TRUCK CARRIER	1994	TC	X					14,930
GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	TC	X					21,523
ASIAN EMPEROR	PURE CAR/TRUCK CARRIER	1999	TC	X					21,479
GREEN DALE	PURE CAR/TRUCK CARRIER	1999	TC		X				16,157
ASIAN KING	PURE CAR/TRUCK CARRIER	1998	TC		X				21,511
CYPRESS PASS	PURE CAR/TRUCK CARRIER	1988	TC					X	12,561
CYPRESS TRAIL	PURE CAR/TRUCK CARRIER	1988	TC					X	13,560
HARI BHUM	CONTAINER SHIP	1984	TC	X					29,930
INTRA BHUM	CONTAINER SHIP	1984	TC	X					29,930
MAERSK ALABAMA	CONTAINER SHIP	1998	TC		X				17,524
MAERSK ARKANSAS	CONTAINER SHIP	1998	TC		X				17,524
USNS SGT. MATEJ KOCAK	ROLL-ON/ROLL-OFF	1981	TC			X			25,073
PFC. EUGENE A. OBREGON	ROLL-ON/ROLL-OFF	1982	TC			X			25,073
USNS MAJOR STEPHEN W. PLESS	ROLL-ON/ROLL-OFF	1983	TC			X			25,073
BALI SEA	ROLL-ON/ROLL-OFF SPV *	1995	RF	X					22,220
BANDA SEA	ROLL-ON/ROLL-OFF SPV *	1995	RF	X					22,239
SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	COA		X				27,241
ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	TC	X					38,234
LAUTAN ARAFURA	MULTI-PURPOSE VESSEL	1979	TC		X				12,688
MULTI EXPRESS	MULTI-PURPOSE VESSEL	1991	TC					X	3,181
OCEAN SEAL	TANKER	1996	TC					X	13,623
JAVA SEA	CONTAINER SHIP/BREAKBULK	1988	TC	X					3,169
BULK AFRICA	CAPE-SIZE BULK CARRIER	2002	UE				X		170,578
BULK AUSTRALIA	CAPE-SIZE BULK CARRIER	2003	UE				X		170,578
BULK FERN	PANAMAX-SIZE BULK CARRIER	1998	UE				X		73,326
MHI NEWBUILDING	PURE CAR/TRUCK CARRIER	2010	TC	X					18,400
TSUNEISHI NEWBUILDING	HANDYMAX-SIZE BULK CARRIER	2012	UE				X		58,000
TSUNEISHI NEWBUILDING	HANDYMAX-SIZE BULK CARRIER	2012	UE				X		58,000
				13	6	3	5	4	1,040,683
* Originally built in 1982 - Converted 1995

**Business Segments:
TC	Time Charter Contracts
COA	Contracts of Affreightment
RF	Rail-Ferry
UE	Unconsolidated Entity

Operating Segments
We have four operating segments, Time Charter Contracts, Contracts of Affreightment (“COA”), Rail-Ferry Service, and Other, as described below.  Most of our revenues and gross voyage profits are contributed by our time charter contracts segment.
For additional information about our operating segments and markets see Note L - Significant Operations, in the Notes to the Consolidated Financial Statements contained in this Form 10-K on page F-13.  In addition to our four operating segments, we have investments in several unconsolidated entities of which we own 50% or less and have the ability to exercise significant influence over operating and financial activities.  A fifth operating segment, Liner Services, was discontinued in 2007.  During the first quarter of 2008, we sold the one remaining LASH vessel and the remaining LASH barges and these results are reflected as discontinued operations. (See Note Q – Discontinued Operations on page F-15).
Time Charter Contracts.   Time Charters are contracts by which the charterer obtains the right for a specified time period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel.  Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port, and stevedoring expenses.  Our Time Charter Contracts include charters of three RO/RO vessels to the United States Navy’s Military Sealift Command (“MSC”) for varying terms.  Other vessels operating in this segment are our ten PCTCs; a conveyor belt-equipped, self-unloading Coal Carrier under contract with an electric utility; two Multi-Purpose vessels, one Tanker, one Container vessel providing transportation services to a mining company at its mine in Papua, Indonesia, and two U.S. flag and two International flag container ships which began operating on time charters in 2008.
Contracts of Affreightment ..  COAs are contracts by which we undertake to provide space on our vessels for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried.  Generally, we are responsible for all operating and voyage expenses.  Our COA segment includes one contract, which is for the transportation of molten sulphur.
Rail-Ferry Service.  This service uses our two Roll-on/Roll-off Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf Coast and Mexico.  We began operations out of our new terminal in Mobile, Alabama and the upgraded terminal in Mexico during the third quarter of 2007.  The upgrades to the Mexican terminal were made to accommodate the second decks, which were added to our vessels in the second and third quarters of 2007 to double the capacity of the vessels.  (See Item 1a., Risk Factors, for a description of material risks relating to this service on page 5).
Other.  This segment consists of operations that include more specialized services than the above mentioned three segments, and ship charter brokerage and agency services.
Unconsolidated Entities.  We have a 50% interest in a company that (i) owns two Cape-Size Bulk Carriers and one Panamax Bulk Carrier and (ii) has two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  We also have a 49% interest in a company that operates the rail terminal in Coatzacoalcos, Mexico that is used by our Rail-Ferry Service, and a 50% interest in a company that owns and operates a transloading and rail and truck service warehouse storage facility in New Orleans, Louisiana.

Business Strategy
Our strategy is to (i) identify customers with high credit quality and marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term time charters or contracts of affreightment with those customers and, if necessary, modify, acquire or construct vessels to meet the requirements of those time charters or contracts of affreightment, and (iii) provide our customers with reliable, high quality service at a reasonable cost.  We plan to continue this strategy by expanding our relationships with existing customers, seeking new customers, and selectively pursuing acquisitions.
Because our strategy is to seek medium- to long-term contracts and because we have diversified customer and cargo bases, we are generally insulated from the cyclical nature of the shipping industry to a greater degree than those companies who operate in the spot markets.  Of the four operating segments, our Rail-Ferry Service segment is impacted by, among other things, fuel oil cost, seasonal demands for certain cargoes, and the unpredictability of our Atlantic hurricane season.

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
Consistent Operating Cash Flows. Our operations have consistently generated cash flows sufficient to cover operating expenses, including the recurring drydocking requirements of our fleet, and our debt service requirements.  The length and structure of our contracts, the creditworthiness of our customers, and our diversified customer and cargo bases all contribute to our ability to consistently meet such requirements in an industry that tends to be cyclical in nature.  Our medium to long-term time charters provide for a daily charter rate that is payable whether or not the charterer utilizes the vessel.  These time charters generally require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and often include cost escalation features covering certain of our expenses.  In addition, our COA operations guarantee a minimum amount of cargo for transportation.  Our cash flow from operations was approximately $42.2 million, $20.2 million and $23.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, after deducting cash used for drydocking payments of $4.2 million, $9.8 million, and $8.4 million for each of those years, respectively.  Scheduled repayment of debt was $13.0 million, $10.3 million, and $10.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.
Longstanding Customer Relationships.  We currently have medium to long-term time charters with, or contracts of affreightment to carry cargo for, the MSC (11.5% of our fiscal year 2008 revenues) and a variety of creditworthy commercial customers.  Most of these companies have been customers of ours for over ten years.  Substantially all of our current cargo contracts and time charter agreements are renewals or extensions of previous agreements.  In recent years, we have been successful in winning extensions or renewals of substantially all of the contracts rebid by our commercial customers, and we have been operating vessels for the MSC for more than 30 years.  We believe that our longstanding customer relationships are in part due to our excellent reputation for providing quality specialized maritime service in terms of on-time performance, minimal cargo damage claims and reasonable rates.
Experienced Management Team.   Our management team has substantial experience in the shipping industry.  Our Chairman, President, and Chief Financial Officer have over 100 years of collective experience with the Company.  We believe that the experience of our management team is important to maintaining long-term relationships with our customers.

Types of Service
Through our principal operating subsidiaries, we provide specialized maritime transportation services to our customers primarily under medium to long-term contracts.  Our four operating segments, Time Charter Contracts, Contracts of Affreightment, Rail-Ferry Service, and Other are described below.  For further information on the amount of revenues and gross voyage profits contributed by each segment, please see Item 7 on page 25 of this report.

We elected during 2007 to discontinue both the International flag LASH Liner service and the U.S. flag LASH Liner service, which was previously comprised of our Liner segment.   In our accompanying financial statements, we have reflected our LASH operations as discontinued operations and all assets associated with this segment have been sold.  (See Note Q – Discontinued Operations on page F-15)

I.  Time Charter Contracts

        Military Sealift Command Charters
We have had contracts with the MSC (or its predecessor) almost continuously for over 30 years.  In 1983, Waterman was awarded a contract to operate three U.S. flag RO/RO vessels under time charters to the MSC for use by the United States Navy in its maritime prepositioning ship (“MPS”) program.  These vessels currently represent three of the sixteen MPS vessels in the MSC’s worldwide fleet and provide support to the U.S. Marine Corps.  These ships are designed primarily to carry rolling stock and containers.  Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract but retained the right to operate the vessels under operating agreements.  The MSC time charters commenced in late 1984 and early 1985 for initial five-year periods and were renewable at the MSC’s option for additional five-year periods up to a maximum of twenty-five years.  In 1993, the Company reached an agreement with the MSC to accept certain reductions in future charter hire payments in consideration of fixing the period of these charters for the full 25 years.  The charters and related operating agreements will expire in the fourth quarter of 2009 and the first four months of 2010.  We are currently responding to MSC’s request for proposals (RFP) on this business.

       Pure Car/Truck Carriers
U.S. Flag.  Our fleet includes six U.S. flag PCTCs, of which five are owned by us and one is leased.  In 1986, we entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States.  To service these charters, we had constructed two car carriers that were specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively.  Both vessels were built in Japan and were registered under the U.S. flag.  In 2000 and 2001, we replaced these two vessels with larger PCTCs, which are operating under the initial term of their contracts through 2010 and 2011 with a Japanese shipping company.  Both of these contracts may be extended beyond the initial term at the option of the shipping company.
In 1998, we acquired a 1994-built U.S. flag PCTC.  After being delivered to us in April of 1998, this vessel entered a long-term charter which has been extended through 2014, with the aforementioned Japanese shipping company.  In 1999, we acquired a newly built U.S. flag PCTC, which immediately after being delivered to us in September 1999 entered into a long-term charter through 2011 also with the same Japanese shipping company.  This contract may be extended beyond the initial term at the option of the Japanese shipping company.
In 2005, we acquired a 1998-built U.S. flag PCTC.  Immediately after being delivered to us in September of 2005, we chartered this vessel through 2015 to the same Japanese shipping company.
In 2007, we acquired a 2007-built U.S. flag PCTC.  Immediately after being delivered to us in September of 2007, we chartered this vessel through 2010 to a Far East based shipping company, which holds an option to purchase the vessel at the end of the contract.  We have entered into a ship sales contract for the construction of one new PCTC, to be delivered in early 2010.

International Flag.  Our fleet includes four international flag PCTCs, of which one is owned by us, one is leased, and two are time chartered.  In 1988, we had two new car carriers constructed by a shipyard affiliated with Hyundai Motor Company, each with a carrying capacity of 4,800 fully assembled automobiles, to transport Hyundai automobiles from South Korea primarily to the United States and Europe under two long-term time charters.  In 1998 and 1999, we sold these car carriers and replaced them with two newly built PCTCs, each with the capacity to carry heavy and large size rolling stock in addition to automobiles and trucks.  We immediately entered into long-term time charters of these vessels through 2018 and 2019 to a Korean shipping company.  One of these PCTCs was subsequently sold to an unaffiliated party and leased back under an operating lease through 2016, and we have an option to purchase the vessel thereafter.
During 2006, we chartered-in two international flag car carriers and subsequently chartered-out the vessels.  The terms of these time charter agreements are through February 2010 with our option to extend for one additional year.
Under each of our international flag PCTC contracts, the charterers are responsible for voyage operating costs such as fuel, port, and stevedoring expenses, except for chartered-in vessels, while we are responsible for other operating expenses including crew wages, repairs, and insurance.  During the terms of these charters, we are entitled to our full fee irrespective of the number of voyages completed or the number of cars carried per voyage.

       Coal Carrier
In 1995, we purchased an existing U.S. flag conveyor belt-equipped, self-unloading Coal Carrier that was chartered to a New England electric utility under a 15-year time charter expiring in 2010 to carry coal in the coastwise and near-sea trade. The charter has subsequently been assumed by a third party.  Since the base charter provides approximately 60% utilization, the ship can also be used, from time to time during this charter period if made available by the charterer to us, to carry coal and other bulk commodities in the spot market for the account of other charterers.

       Southeast Asia Transportation Contract
The contract to transport supplies for a mining company in Indonesia is serviced by two Multi-Purpose vessels, a small Tanker, and one Container vessel.  The contract was renewed through 2010 and has options to extend thereafter on a year-to-year basis.

Container Vessels
We currently own two International  flag container vessels which are chartered out through 2013, with options to renew for two additional years.  In addition, we have two U.S. flag vessels that are bareboat chartered in and time chartered out through the first quarter of 2015.

II.  Contracts of Affreightment
 In 1994, we entered into a 15-year transportation contract with Freeport-McMoRan Sulphur LLC, a sulphur transporter for which we had built a 28,000 dead-weight ton Molten Sulphur Carrier that carries molten sulphur from Louisiana and Texas to a fertilizer plant on the Florida Gulf Coast.  In December of 2008, this contract was amended, extending the initial term through December 31, 2011.  Under the terms of this contract, we are guaranteed the transportation of a minimum of 1.8 million tons of molten sulphur per year.  The contract also gives the charterer six two-year and one one-year renewal options, replacing the three five-year renewal options in the original agreement.   In 2002, the contract was assigned by Freeport-McMoRan Sulphur LLC to one of its affiliates, but  the terms of the contract were not affected by the assignment.

III.  Rail-Ferry Service
This service uses our two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  The service provides departures every four days from Mexico and the U.S. Gulf Coast, respectively, for a three-day transit between ports.  We began operations out of our new terminal in Mobile, Alabama and the upgraded terminal in Mexico during the third quarter of 2007.  The upgrades to the Mexican terminal were made to accommodate the second decks, which were added to our vessels in the second and third quarters of 2007 to double the capacity of the vessels.  (See Item 1a., Risk Factors, for a description of material risks relating to this service on page 5).

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

Marketing
We maintain marketing staffs in New York, Mobile, and Shanghai and a network of marketing agents in major cities around the world who market our time charter and contracts of affreightment services.  We market our Rail-Ferry Service under the name “CG Railway.”  We market our remaining transportation services under the names Central Gulf Lines or Waterman Steamship.  We advertise our services in trade publications in the United States and abroad.

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
We maintain hull and machinery insurance policies on each of our vessels in amounts related to the value of each vessel.  This insurance coverage, which includes increased value and time charter hire, is maintained with a syndicate of hull underwriters from the U.S., British, Dutch, Japanese and French insurance markets.  We maintain war risk insurance on each of our vessels in an amount equal to each vessel’s total insured hull value.  War risk insurance is placed through U.S., British, Norwegian and French insurance markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the P&I club.  Our war risk insurance also covers liability to third parties caused by war or terrorism, but does not cover damages to our land-based assets caused by war or terrorism. (See Item 1a., Rick Factors, for a description of material risks relating to terrorism on page 5).
The P&I insurance also covers our vessels against liabilities arising from the discharge of oil or hazardous substances in U.S., international, and foreign waters, subject to various exclusions.
We also maintain loss of hire insurance with U.S., British, Dutch and French insurance markets to cover our loss of revenue in the event that a vessel is unable to operate for a certain period of time due to loss or damage arising from the perils covered by the hull and machinery policy and war risk policy.
Insurance coverage for shoreside property, shipboard consumables and inventory, spare parts, workers’ compensation, office contents, and general liability risks is maintained with underwriters in U.S. and British markets.
Insurance premiums for the coverage described above vary from year to year depending upon our loss record and market conditions.  In order to reduce premiums, we maintain certain deductible and co-insurance provisions that we believe are prudent and generally consistent with those maintained by other shipping companies.  Certain exclusions under our insurance policies could limit our ability to receive payment for our losses. (See Note E – Self-Retention Insurance on page F-9).

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
The American Jobs Creation Act of 2004  (“Jobs Creation Act”), which became effective for us on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and the operations of our international flag vessels.  As permitted under the Jobs Creation Act, we have elected to have our U.S. flag operations (other than those of two ineligible vessels used exclusively in United States coastwise commerce) taxed under a  “tonnage tax” regime rather than under the usual U.S. corporate income tax regime.
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
           On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Tax—an Interpretation of FASB Statement No. 109.  FIN 48 addresses how companies must recognize, measure, and disclose uncertain tax positions for financial reporting purposes.   We adopted FIN 48 as of January 1, 2007 and the adoption had no effect on our consolidated financial position or results of operations.

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
Under the Merchant Marine Act, U.S. flag vessels are subject to requisition or charter to the United States Navy’s Military Sealift Command (“MSC”) by the United States whenever the President declares that the national security requires such action.  The owners of any such vessels must receive just compensation as provided in the Merchant Marine Act, but there is no assurance that lost profits, if any, will be fully recovered.  In addition, during any extension period under each MSC charter or contract, the MSC has the right to terminate the charter or contract on 30 days’ notice.  However, terms of our RO/RO operating contracts, which are currently our only contracts with the MSC, call for significant early termination penalties.
Certain laws governing our operations, as well as our U.S. Coastwise transportation contracts, require us to be as much as 75% owned by U.S. citizens.  We monitor our stock ownership to verify our continuing compliance with these requirements.  Our certificate of incorporation allows our board of directors to restrict the acquisition of our capital stock by non-U.S. citizens.  Under our certificate of incorporation, our board of directors may, in the event of a transfer of our capital stock that would result in non-U.S. citizens owning more than 23% (the “permitted amount”) of our total voting power, declare such transfer to be void and ineffective.  In addition, our board of directors may, in its sole discretion, deny voting rights and withhold dividends with respect to any shares of our capital stock owned by non-U.S. citizens in excess of the permitted amount.  Furthermore, our board of directors is entitled under our certificate of incorporation to redeem shares owned by non-U.S. citizens in excess of the permitted amount in order to reduce the ownership of our capital stock by non-U.S. citizens to the permitted amount.
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
The International Maritime Organization (“IMO”) amended the International Convention for the Safety of Life at Sea (“SOLAS”), to which the United States is a party, to require nations that are parties to SOLAS to implement the International Safety Management (“ISM”) Code.  The ISM Code requires that responsible companies, including owners or operators of vessels engaged on foreign voyages, develop and implement a safety management system to address safety and environmental protection in the management and operation of vessels.  Companies and vessels to which the ISM Code applies are required to receive certification and documentation of compliance.  Vessels operating without such certification and documentation in the U.S. and ports of other nations that are parties to SOLAS may be denied entry into ports, detained in ports or fined.  We implemented a comprehensive safety management system and obtained timely IMO certification and documentation for our companies and all of our vessels.  In addition, our ship management subsidiary, LMS Shipmanagement, Inc., is certified under the ISO 9001-2000 Quality Standard.
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
Also, under the OPA, vessel owners, operators and bareboat charterers are responsible parties that are jointly, severally and strictly liable for all response costs and other damages arising from oil spills from their vessels in waters subject to U.S. jurisdiction, with certain limited exceptions.  Other damages include, but are not limited to, natural resource damages, real and personal property damages, and other economic damages such as net loss of taxes, royalties, rents, profits or earning capacity, and loss of subsistence use of natural resources.  For non-tank vessels, the OPA limits the liability of responsible parties to the greater of $950 per gross ton or $800,000.  The limits of liability do not apply if it is shown that the discharge was proximately caused by the gross negligence or willful misconduct of, or a violation of a federal safety, construction or operating regulation by, the responsible party, an agent of the responsible party or a person acting pursuant to a contractual relationship with the responsible party.  Further, the limits do not apply if the responsible party fails or refuses to report the incident, or to cooperate and assist in oil spill removal activities.  Additionally, the OPA specifically permits individual states to impose their own liability regimes with regard to oil discharges occurring within state waters, and some states have implemented such regimes.
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

Competition
The shipping industry is intensely competitive and is influenced by events largely outside the control of shipping companies.  Varying economic factors can cause wide swings in freight rates and sudden shifts in traffic patterns.  Vessel redeployments and new vessel construction can lead to an overcapacity of vessels offering the same service or operating in the same market.  Changes in the political or regulatory environment can also create competition that is not necessarily based on normal considerations of profit and loss.  Our strategy is to reduce the effects of cyclical market conditions by operating specialized vessels in niche market segments and deploying a substantial number of our vessels under medium to long-term time charters or contracts of affreightment with creditworthy customers and on trade routes where we have established market share.  We also seek to compete effectively in the traditional areas of price, reliability, and timeliness of service.
 Our Time Charter Contract and Contracts of Affreightment segments primarily include medium and long-term contracts with specific customers.  While our PCTCs in our Time Charter Contract segment operate worldwide in markets where international flag vessels with foreign crews predominate, we believe that our U.S. flag PCTCs can compete effectively in obtaining renewals of existing contracts if we are able to continue to participate in the MSP and receive cooperation from our seamen’s unions in controlling costs.
Our Rail-Ferry Service faces competition principally from companies who transport cargo over land rather than water, including railroads and trucking companies that cross land borders.

Employees
As of December 31, 2008, we employed approximately 438 shipboard personnel and 122 shoreside personnel.  We consider relations with our employees to be excellent.
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

Available Information
Our internet address is www.intship.com.  We make available free of charge through our website our annual report on Form 10-K, proxy statement for its annual meeting of stockholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The information found on our website is not part of this or any other report.
Unless otherwise indicated, information contained in this annual report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the marine transportation industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management’s knowledge and experience in the markets in which we operate and the marine transportation industry generally.  We believe these estimates and assumptions are accurate on the date made.  However, this information may prove to be inaccurate because it cannot always be verified with certainty.  You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.  Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed immediately below in Item 1A of this annual report.

ITEM 1A.  RISK FACTORS

Recent turmoil in the credit markets and the financial services industry could negatively impact our business, results of operations, financial condition or liquidity, or those of our customers. Our operations are affected by local, national and worldwide economic conditions and the condition of the shipping industry in general. Recently, worldwide economic conditions have experienced a significant downturn as a result of, among other things, the failure of several financial institutions, slower economic activity, fluctuations in commodity prices, decreased consumer confidence and other adverse business conditions and related concerns. While we cannot predict the timing or duration of this or any other economic downturn, it could ultimately have a negative impact on our liquidity and financial condition, including our ability to borrow money from current credit sources or secure additional financing to fund our ongoing operations. In addition, continued market deterioration could jeopardize the performance of certain counterparty obligations, including those of our customers, financial institutions and insurers. For example, these conditions may make it difficult or impossible for our customers to operate profitably, to secure financing for their operations or to accurately forecast and plan future business activities, any of which may result in them defaulting on their obligations to us or reducing the use of our vessels. Although we continue to monitor the creditworthiness of our counterparties, in the event any such party fails to discharge its obligations to us, our financial results could be adversely affected and we could incur losses.

Our business and operations are highly regulated, which can adversely affect our operations.  Our business and the shipping industry in general are subject to extensive, and increasingly stringent laws and regulations of the flag nations of our vessels, including worker’s health, safety, insurance, and the manning, construction, operation and transfer of our flagged vessels.  Compliance with or the enforcement of these laws and regulations could have an adverse effect on our business, results of operations or financial condition. For example, in the event of war or national emergency, our U.S. flag vessels are subject to requisition by the United States government. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of such payment in this event is uncertain and there is no guarantee that such amounts will be paid, or if paid, will fully satisfy lost profits associated with the requisition.
In addition, we are required by various governmental and quasi-governmental agencies to obtain and maintain certain permits, licenses and certificates with respect to our operations. In certain instances, the failure to obtain or maintain such permits, licenses or certificates could have an adverse effect on our business. We may also be required to periodically modify operating procedures or alter or introduce new equipment for our existing vessels to appropriately respond to changes in governmental regulation.
Our operations are also subject to laws and regulations related to environmental protection. Failure to comply with these laws and regulations may result in penalties, sanctions or the ultimate suspension or termination of our operations. Additionally, some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and the release of hazardous materials. As a result, we could become subject to liability irrespective of fault or negligence. These laws and regulations may also expose us to liability for the conduct of or conditions caused by our charterers or other parties.
In complying with these laws, we have incurred expenses and may incur future expenses for ship modifications and changes in operating procedures. Changes in enforcement policies for existing requirements and additional laws and regulations adopted in the future could limit our flexibility or further increase our operating costs.

If Congress does not make sufficient appropriations under the Maritime Security Act of 1996, we may not continue to receive certain payments.  If Congress does not make sufficient appropriations under the Maritime Security Act of 1996 in any fiscal year, we may not continue to receive annual payments with respect to certain of our vessels.  Under the MSP program discussed in the Regulation section in Item 1 above, each participating vessel received an annual payment of $2.6 million in years 2007 and 2008, and are eligible to receive $2.9 million in years 2009 to 2011, and $3.1 million in years 2012 to 2015.  As of December 31, 2008, eight of our vessels operated under MSP contracts.  Since payments under this program are subject to annual appropriations by Congress and are not guaranteed, we can provide no assurance as to our continued receipt, in full or in part, of the annual payments.

An increase in the supply of vessels without a corresponding increase in demand for vessels could cause our charter and cargo rates to decline, which could have a material adverse effect on our revenues and earnings. Historically, the shipping industry has been cyclical.  The nature, timing and degree of changes to industry conditions are generally unpredictable and may adversely affect the values of our assets, in part because of changes in the supply and demand of vessels. The worldwide supply of vessels generally increases with deliveries of new, refurbished or converted vessels and decreases with the scrapping of older vessels. If the available supply of vessels exceeds the number of vessels being scrapped, vessel capacity and competition in the markets where we operate may increase.  In the absence of a corresponding increase in the demand for these vessels, the charter hire we earn and cargo rates for our vessels could fluctuate significantly and result in, among other things, lower operating revenues and reduced earnings.  A decline in our earned charter hire and cargo rates could have an adverse effect on our revenues and earnings.

Our Rail-Ferry Service has a history of losses, and we can give no assurance as to its future profitability.  Our Rail-Ferry Service began operating in February of 2001 and was not profitable until 2008. As discussed further in Item 7 below, although our results from this service have improved in recent periods as a result of capital improvements, we cannot give assurances that this service will remain profitable in the future.

We are subject to the risk of continuing high prices, and increasing prices, of the fuel we consume in our Rail-Ferry operations.  We are exposed to commodity price risks with respect to fuel consumption in our Rail-Ferry operations, and we can give no assurance that we will be able to offset higher fuel costs due to the competitive nature of these operations.  Although we currently have fuel surcharges in place, a material increase in current fuel prices that we cannot recover through these fuel cost surcharges could adversely affect our results of operations and financial condition.  For an analysis of the effect on our operating costs and earnings per share of an increase in fuel prices, see Item 7a, Quantitative and Qualitative Disclosures About Market Risk, on page 14.

We operate in a highly competitive industry.  The shipping industry is intensely competitive and can be influenced by economic and political events that are outside the control of shipping companies.  We may also compete with companies that have greater resources than we have, or who may be better positioned to adapt to changes in market or economic conditions. Additionally, there can be no assurance that we will be able to renew our expiring contracts on economically attractive terms, maintain attractive freight rates, pass cost increases through to our customers or otherwise successfully compete against our competitors. Any failure to remain competitive in the shipping industry could have an adverse effect on our results of operations and financial condition.

We are subject to the control of our principal stockholders.  As of February 28, 2009, four of our directors, Niels W. Johnsen, Erik F. Johnsen, Niels M. Johnsen and Erik L. Johnsen, and their respective family members and affiliated entities, beneficially owned an aggregate of 24.99% of our common stock.  Niels M. Johnsen and Erik L. Johnsen are also executive officers of the Company, and their respective fathers are former executive officers who continue to provide consulting services to us.  As a result, the Johnsen family may have the ability to exert significant influence over our affairs and management, including the election of directors and other corporate actions requiring shareholder approval.

Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our operations.  The operation of our vessels are subject to inherent risks, such as: (i) catastrophic marine disaster; (ii) adverse weather conditions; (iii) mechanical failure; (iv) collisions; (v) hazardous substance spills; (vi) war, terrorism and piracy; and (vii) navigation and other human errors.  The occurrence of any of these events may result in, among other things, damage to or loss of our vessels and our vessels' cargo or other property, delays in delivery of cargo, damage to other vessels and the environment, loss of revenues, termination of vessel charters or other contracts, fines or other restrictions on conducting business, damage to our reputation and customer relationships, and injury to personnel.  Such occurrences may also result in a significant increase in our operating costs or liability to third parties.  In addition, such occurrences may result in our company being held strictly liable for pollution damages under the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation and Liability Act or one of the international conventions to which our vessels operating in foreign waters may be subject.
Although we maintain insurance coverage against certain of these risks at levels our management considers to be customary in the industry, risks may arise for which we are not adequately insured. Additionally, any particular claim may not be covered by our policies, or may be subject to deductibles, the aggregate amount of which could be material. Any uninsured or underinsured loss could have an adverse effect on our operating and financial condition. We also make no assurances that we will be able to renew our existing insurance coverage at commercially reasonable rates or that such coverage will be adequate to cover future claims that may arise.
Additionally, certain of our insurance coverage is maintained through mutual P&I associations. As a mutual club, a substantial portion of its continued viability to effectively manage liability risks is reliant upon the premiums paid by its members. As a member of such associations, we may incur the obligation to satisfy payments in addition to previously established or budgeted premiums to the extent member claims would surpass the reserves of the association. We may be subject to calls or premiums in amounts based not only on our own claim records, but also the claim records of all other members. Our payment of these calls could result in significant additional expenses.

We are subject to risks associated with operating internationally.  Our international shipping operations are subject to risks inherent in doing business in countries other than the United States.  These risks include, among others: (i) economic, political and social instability; (ii) potential vessel seizure, terrorist attacks, piracy, kidnapping or the expropriation of assets and other governmental actions, which are not covered by our insurance; (iii) currency restrictions and exchange rate fluctuations; (iv) potential submission to the jurisdiction of a foreign court or arbitration panel; and (v) import and export quotas, the imposition of increased environmental and safety regulations and other forms of public and governmental regulation.  Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding affect of any such events, each of which could have an adverse effect on our financial condition and results of operations.

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
In addition, international vessel arrest conventions and certain national jurisdictions allow so-called “sister ship” arrests, that allow the arrest of vessels that are within the same legal ownership as the vessel which is subject to the claim or lien.  Certain jurisdictions go further, permitting not only the arrest of vessels within the same legal ownership, but also any “associated” vessel.  In nations with these laws, an “association” may be recognized when two vessels are owned by companies controlled by the same party.  Consequently, a claim may be asserted against us or any of our subsidiaries or our vessels for the liability of one or more of the other vessels we own.  While we have insurance coverage for these type of claims, we cannot guarantee it will cover all of our potential exposure.

A substantial number of our employees are unionized. In the event of a strike or other work stoppage, our business and operations may be adversely affected.  As of December 31, 2008, approximately 78% of our 438 shipboard personnel were unionized employees party to collective bargaining agreements. Given the prevalence of maritime trade unions and their corresponding influence over its members, the shipping industry is vulnerable to work stoppages and other potentially hostile actions by employees. We may also have difficulty successfully negotiating renewals to our collective bargaining agreements with these unions or face resistance to any future efforts to place restrains on wages, reduce labor costs or moderate work practices. Any of these events may result in strikes, work disruptions and have other potentially adverse consequences on the shipping industry and our business in general. While we have experienced no strikes, work stoppages or other significant labor problems during the last ten years, we cannot assure that such events will not occur in the future or be material in nature.  In the event we experience one or more strikes, work stoppages or other labor problems, our business and, in turn, our results of operations may be adversely affected.

Some of our employees are covered by laws limiting our protection from exposure to certain claims. Some of our employees are covered by several maritime laws, statutes and regulations which circumvent, and nullify certain liability limits established by state workers’ compensation laws, including provisions of the Jones Act, the Death on the High Seas Act, and the Seamen’s Wage Act. We are not generally protected by the limits imposed by state workers’ compensation statutes for these particular employees, and as a result, our exposure for claims asserted by these employees may be greater.

We may not be able to renew our time charters and contracts when they expire.  During fiscal 2008, we received approximately 82% of our revenue from time charters, bareboat charters or contracts of affreightment. However, there can be no assurance that any of our existing time or bareboat charters or contracts of affreightment, which are generally for periods of one year or more, will be renewed or, if renewed, that they will be renewed at favorable rates.  If upon expiration of our existing charters and contracts, we are unable to obtain new charters or contracts at rates comparable to those received under the expired charters or contracts, our revenues and earnings may be adversely affected.

Older vessels have higher operating costs and are potentially less desirable to charterers.  The average age of the vessels in our fleet that we own or lease is approximately 13 years, including the average age of our owned and leased Pure Car/Truck Carrier Fleet, which is approximately 12 years.  In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase and become more difficult to estimate with accuracy as the age of the vessel increases. Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets. In addition, changes in governmental regulations, compliance with classification society standards and customer requirements or competition may require us to make additional expenditures for alternations or the addition of new equipment.  In order to make such alterations or add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues. Expenditures such as these may also require us to incur additional debt or raise additional capital. There can be no assurance that market or general economic conditions will enable us to replace our exiting vessels with new vessels, justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

We face periodic drydocking costs for our vessels, which can be substantial.  Vessels must be drydocked periodically for regulatory compliance and for maintenance and repair.  Our drydocking requirements are subject to associated risks, including delay and cost overruns, lack of necessary equipment, unforeseen engineering problems, employee strikes or other work stoppages, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in drydockings could have an adverse effect on our contract commitments. The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial.  Our insurance does not cover these costs.

As a holding company with no operations of our own, we rely on payments from our operating companies to meet our obligations.  As a holding company without any material assets or operations, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to us.  As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt.  The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. Additionally, our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing purposes, to make any funds available to us to pay dividends or to repay our debt or other obligations.  Our rights to receive assets of any subsidiary upon its liquidation or reorganization will also be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors.  The footnotes to our consolidated financial statements included elsewhere herein describe these matters in additional detail.

The agreements governing certain of our debt instruments impose restrictions on our business.  The agreements governing certain of our debt instruments contain a number of covenants imposing restrictions on our business. The restrictions these covenants place on us include limitations on our ability to: (i) consolidate or merge; (ii) incur new debt; (iii) engage in transactions with affiliates; (iv) create or permit to exist liens on our assets: and (v) pay cash dividends.  These agreements also require us to meet a number of financial ratios.  Our ability to satisfy these and other covenants depends on our results of operations and ability to respond to changes in business and economic conditions and to secure additional financing, if needed. Several of these factors are beyond our control or may be significantly restricted, and, as a result, we may be prevented from engaging in transactions that otherwise might be considered beneficial to us and our common stockholders.
In addition, as our debt obligations are represented by separate agreements with different lenders, in some cases, the breach of any of these covenants or other default under one agreement may create an event of default under other agreements, resulting in the acceleration of principal, interest and potential penalties under such other agreements (even though we may otherwise be in compliance with all of our payments and other obligations under those agreements). Thus, an event of default under a single agreement, including one that is technical in nature or otherwise not material, could result in the acceleration of significant indebtedness under multiple lending agreements. If amounts outstanding under such agreements were to be accelerated, there can be no assurance that our assets would be sufficient to generate sufficient cash flow to repay the accelerated indebtedness, and such lenders could potentially proceed against the collateral securing that indebtedness.

      We are highly leveraged when considering commitments under operating leases. Our leverage could have material adverse consequences for us, including:

•	hindering our ability to adjust to changing market, industry or economic conditions;

•	limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions of vessels or businesses;

•	limiting the amount of free cash flow available for future operations, dividends, stock repurchases or other uses;

•	making us more vulnerable to economic or industry downturns, including interest rate increases; and

•	placing us at a competitive disadvantage to those of our competitors that have less indebtedness.

    In connection with executing our business strategies, from time to time we evaluate the possibility of acquiring additional vessels or businesses, and we may elect to finance such acquisitions by incurring additional indebtedness.  Moreover, if we were to suffer uninsured material losses or liabilities, we could be required to raise substantial additional capital to fund liabilities that we could not pay with our free cash flow. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.  If we are able to obtain additional financing, our credit may be adversely affected and our ability to satisfy our obligations under our current indebtedness could be adversely affected.

  We are subject to certain risks with respect to our counterparties on contracts, and failure of such counterparties to meet their obligations could cause us to suffer losses or otherwise adversely affect our business. In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk. We utilize derivative financial instruments, including interest rate swap agreements and forward exchange contracts, in order to reduce the possible impact of higher interest rates and changing exchange rates. We presently have “variable to fixed” interest rate swaps that apply to 100% of our long-term debt, represented by ten interest rate swap agreements with commercial banks. While these arrangements are structured to reduce our exposure to increases in interest rates, it also limits the benefit we might otherwise receive from any decreases in interest rates.
   The ability of our counterparties to performs their obligations under these contracts will depend upon a number of factors that are beyond our control and may include, among other things, general economic conditions and the overall financial condition of these counterparties, especially in light of the current global financial crisis. Should our counterparties fail to honor their obligations under their agreements with us, we could sustain significant losses which could have an adverse effect on our financial condition, results of operations and cash flows.

    Repeal, amendment, suspension or failure to enforce the Jones Act could have an adverse affect on our business and results of operations. A portion of our shipping operations are conducted in the U.S. coastwise trade. Under the Jones Act, this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under U.S. law.  If the Jones Act were repealed, substantially amended or waived, it could potentially result in additional competition from vessels built in generally lower-cost foreign shipyards and owned and manned by foreign nationals, which could have an adverse effect on our business, results of operations and financial condition. There can be no assurance as to the occurrence or timing of any future amendment, suspension, repeal or waivers of or to the Jones Act.

    Loss of our senior management or other key personnel could have an adverse effect on our business, financial condition and results of operations.  Our future success will depend, in significant part, upon the continued services our senior management team and other key personnel, especially those of our Chairman, President, and Chief Financial Officer, who have substantial experience in the shipping industry and over 100 years of collective experience with the company. We believe that the experience of our senior management team is a vital component to maintain long-term relationships with our customers. Given their experience and knowledge of our business and customer relationships, the loss of the services of any of these individuals could adversely affect our future operating results, and we may have to incur significant costs to find sufficient replacements for them, if available.

    We are susceptible to severe weather and natural disasters. Given the nature and scope of our operations, we are constantly vulnerable to disruption as a result of adverse weather conditions, including hurricanes, earthquakes and other natural disasters. These type of events may, among other things (i) hinder our ability to effectively and timely execute on scheduled service to our customers; (ii) interfere with our terminal operations; (iii) damage our vessels and equipment; or (iv) result in injury or, in certain cases death, to our employees. Any of these factors, especially to the extent not fully covered by insurance, could have an adverse affect on our business, financial condition and results of operation.

    We cannot assure you that we will have the necessary funds to pay dividends on our common stock or we may elect not to pay dividends on our common stock in the future.  In the fourth quarter 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program, reflecting an intention to distribute to our shareholders a portion of our free cash flow.  While we currently plan to continue our dividend practices, it should be made aware that our shareholders may not receive additional dividends in the future for reasons that may include, without limitation, any of the following factors:
•	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital or vessel spending plans, cash flow or financial position;

•	debt covenants could restrict our ability to pay dividends, or the ability of our subsidiaries to pay dividends to us; and

•
the actual amount of dividends distributed and the decision to make any distribution remains at all times entirely at the discretion of our Board of Directors, who are free to change or suspend our dividend practices at any time.

    We face other risks. The list of risks above is not exhaustive, and you should be aware that we face various other risks.  For a description of additional risks, please see Item 7, “Notice Regarding Forward-Looking Statements” below, and the other items of this annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Vessels and Barges
Of the 31 ocean-going vessels in our fleet at February 28, 2009, thirteen were 100% owned by us, five were 50% owned by us, ten were leased, bareboat chartered or time chartered by us, and three were operated by us under operating contracts.  In 2007, we elected to discontinue our International LASH service.  During the first quarter of 2008, we sold the one remaining LASH vessel and remaining LASH barges.
Under governmental regulations, insurance policies, and certain of our financing agreements and charters, we are required to maintain our vessels in accordance with standards of seaworthiness, safety, and health prescribed by governmental regulations or promulgated by certain vessel classification societies. We have implemented the quality and safety management program mandated by the IMO and have obtained certification of all vessels currently required to have a Safety Management Certificate.  We seek to maintain our vessels in accordance with governmental regulations and the highest classification standards of the International Association of Classification Societies LTD.
Certain of the vessels and barges owned by our subsidiaries are mortgaged to various lenders to secure such subsidiaries’ long-term debt (See Note D - Long-Term Debt on page F-9).

Other Properties
We lease our corporate headquarters in Mobile, AL, our administrative and sales office in New York, and our agency and chartering office in Shanghai.  In 2008, the aggregate annual rental payments under these operating leases totaled approximately $1.0 million.

ITEM 3.  LEGAL PROCEEDINGS

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure. (For additional information, See Note I – Commitments and Contingencies on page F-12).
In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters.  While the outcome of such claims cannot be predicted with certainty, we believe that our insurance coverage and reserves with respect to such claims are adequate and that such claims should not have a material adverse effect on our business or financial condition. (For additional information, See Note I – Commitments and Contingencies on page F-12).
Certain stockholders of the Company have instituted three actions in each of the United States District Court for the Southern District of New York,  the Court of Chancery for the State of Delaware and the Circuit Court of Mobile County, Alabama, against the Company and certain of our directors and officers in connection with Liberty Shipping Group LLC’s (“Liberty”) attempt to purchase the outstanding common stock of the Company through Liberty’s wholly-owned subsidiary, Projection LLC (“Projection”).
On November 7, 2008, Liberty, Projection, and the President and Chief Executive Officer of both Liberty and Projection, filed a complaint against the Company and certain of our directors and executive officers in the United States District Court for the Southern District of New York, alleging certain misrepresentations in violation of Sections 10(b), 13(d), and 20(a) of the Securities Exchange Act of 1934 in connection with the defendants’ alleged efforts to thwart Liberty’s attempt to purchase the outstanding common stock of the Company.  The lawsuit seeks, among other things, declaratory and injunctive relief relating to certain SEC filings of the Company and certain voting and trading rights with respect to the Company’s stock of the defendants.  The plaintiffs also seek costs, including attorneys’ fees.  On March 6, 2009, Notice of Voluntary Dismissal Without Prejudice of all claims in this action was given.
Also on November 7, 2008, Liberty and Projection filed a complaint against the Company and our directors in the Court of Chancery for the State of Delaware, which was amended December 18, 2008, alleging that the defendant directors breached their fiduciary duties of care, loyalty and good faith for, among other things, purportedly failing to negotiate with Liberty in connection with Liberty’s proposal to purchase the outstanding common stock of the Company.  The lawsuit seeks, among other things, declaratory and injunctive relief to prevent the defendants from taking action that would impede Liberty’s efforts to acquire control of the Company.  The plaintiffs also seek costs, including attorneys’ fees.  On March 6, 2009, Notice of Dismissal Without Prejudice in this action was given.
On September 17, 2008, Alan R. Kahn, on behalf of himself and other similarly situated stockholders, filed a purported class action suit in the Circuit Court of Mobile County, Alabama, against the Company and our directors, alleging that the director defendants breached their fiduciary duties of care, loyalty and good faith in connection with Liberty’s proposal to purchase the outstanding common stock of the Company by, among other things, purportedly failing to take adequate measures to ensure that the interests of the Company’s minority stockholders are protected.  The lawsuit seeks, among other things, injunctive relief relating to certain voting rights of the Company’s stockholders and monetary relief in an unspecified amount.  The plaintiff also seeks costs, including attorneys’ fees.
We may incur substantial expenses in defending against these stockholder claims, and it is not presently possible to accurately forecast their outcome. Nonetheless, we do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows, although we cannot provide any assurances to this effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4a.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Set forth below is information concerning the directors and executive officers of the Company as of February 28, 2009.  Directors are elected by the shareholders for one-year terms.  Executive officers serve at the pleasure of the Board of Directors (the “Board”).

Name                                                      Current Position
Niels M. Johnsen                                   Chairman and Chief Executive Officer
Erik L. Johnsen                                       President and Director
Manuel G. Estrada                                 Vice President and Chief Financial Officer
Niels W. Johnsen                               Director
Erik F. Johnsen                                       Director
Edwin A. Lupberger                              Director
Edward K. Trowbridge                          Director
H. Merritt Lane III                                  Director
T. Lee Robinson, Jr.                              Director
James J. McNamara                               Director

Niels M. Johnsen, 63, is the Chairman and Chief Executive Officer of the Company.  Niels M. Johnsen has served as a Director of the Company since April of 1988.  Niels M. Johnsen joined Central Gulf on a full time basis in 1970 and held various positions with the Company, including President between April of 2003 and April of 2007, when he assumed his current positions as Chairman and Chief Executive Officer.  He also serves as chairman of each of the Company’s principal subsidiaries, except N. W. Johnsen & Co., Inc., which he serves as President.  In 2002, he became a trustee and director of Atlantic Mutual Companies.  He is the son of Niels W. Johnsen.
Erik L. Johnsen, 51, is President of the Company.  Erik L. Johnsen has served as a Director of the Company since 1994.  He joined Central Gulf in 1979 and held various positions with the Company, including Executive Vice President between April of 1997 and April of 2007, when he assumed his current position as President.  He also serves as the President of each of the Company’s principal subsidiaries.  He is responsible for all operations of the Company’s vessel fleet and leads the Company’s Ship Management Group.  He is the son of Erik F. Johnsen.
Manuel G. Estrada, 54, is Vice President and Chief Financial Officer of the Company.  He joined Central Gulf in 1978 and held various positions with the Company prior to being named Vice President and Controller in 1996, and Vice President and Chief Financial Officer in 2005.
Niels W. Johnsen, 86, is a Director of the Company.  He served as the Chairman and Chief Executive Officer of the Company from its commencement of operations in 1979 until April of 2003 and served as Chairman and Chief Executive Officer of each of the Company's principal subsidiaries until April of 1997.  He previously served as Chairman of Trans Union’s ocean shipping group of companies from December of 1971 through May of 1979.  He was one of the founders of Central Gulf in 1947 and held various positions with Central Gulf until Trans Union acquired Central Gulf in 1971.  He is the brother of Erik F. Johnsen.
Erik F. Johnsen, 83, is a Director of the Company.  He served as the President, Chief Operating Officer, and Director of the Company from its commencement of operations in 1979 until April of 2003, and Chairman and Chief Executive Officer of the Company between April of 2003 and April of 2007.  Until April of 1997, Mr. Johnsen also served as the President and Chief Operating Officer of each of the Company's principal subsidiaries, except Waterman, for which he served as Chairman of the Executive Committee.  Along with his brother, Niels W. Johnsen, he was one of the founders of Central Gulf in 1947 and served as its President from 1966 until April of 1997.
Edwin A. Lupberger, 72, has served as a Director of the Company since 1988. In 2003 he was named Chairman of the Audit Committee of the Board of Directors, and in 2008 was named Chairman of the Compensation Committee of the Board of Directors.  He is the President of Nesher Investments, LLC.  Mr. Lupberger served as the Chairman of the Board and Chief Executive Officer of Entergy Corporation from 1985 to 1998.
Edward K. Trowbridge, 80, has served as a Director of the Company since 1994 and in 2003 was named Chairman of the Nominating and Governance Committee of the Board of Directors.  He served as Chairman of the Board and Chief Executive Officer of the Atlantic Mutual Companies from July of 1988 through November of 1993.
H. Merritt Lane III, 47, has served as a Director of the Company since 2004.  He has served as President and Chief Executive Officer of Canal Barge Company, Inc. since 1994 and as director of that company since 1988.
T. Lee Robinson, Jr., 46, has served as a Director of the Company since April 30, 2008.  He is the President of OHC, Inc., a family owned import/export hardwood lumber company specializing in industrial wooden components for the transportation and utility industries.
James J. McNamara, 66, has served as a Director of the Company since July 30, 2008.  He is the President of National Cargo Bureau, Inc., a non-profit organization that provides inspection services and surveys that are incidental to the loading and unloading of vessels.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

COMMON STOCK PRICES AND DIVIDENDS FOR EACH QUARTERLY PERIOD OF 2007 AND 2008

(Source: New York Stock Exchange)

			Dividends
2007	High	Low	Paid

1st Quarter	$18.66	$13.35	N/A
2nd Quarter	23.54	18.40	N/A
3rd Quarter	22.57	15.03	N/A
4th Quarter	26.67	20.60	N/A

			Dividends
2008	High	Low	Paid

1st Quarter	$23.24	$16.55	N/A
2nd Quarter	24.90	16.14	N/A
3rd Quarter	25.66	19.20	N/A
4th Quarter	26.01	14.93	$ 0.50/Share

Approximate Number of Common Stockholders of Record at February 27, 2009: 440

Closing Price of our Common Stock as of February 27, 2009: $17.20

Performance Graph
The following graph compares the cumulative total shareholder return of our Common Stock to that of the S&P 500 Index and an Industry Peer Group (which consists of Overseas Shipholding Group, Stolt-Nielsen, Sea Containers Limited, and Alexander and Baldwin) for the Corporation's last five fiscal years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2003
2004
2005
2006
2007
2008
INTL SHIPHLDG
S&P 500 Total Returns
Peer Group

*Assumes $100 invested at the close of trading on the last trading day in 2003 in ISH common stock, the S&P 500, and the Industry Peer Group.  Also assumes reinvestment of dividends.

December 31,
	2003	2004	2005	2006	2007	2008

ISH --♦--	$100.00	$101.01	$105.42	$91.46	$147.60	$171.75
S&P --■--	$100.00	$110.87	$116.30	$134.66	$142.07	$89.51
Peer Group --▲--	$100.00	$141.13	$148.01	$134.39	$170.39	$92.30

In accordance with New York Stock Exchange rules, Niels M. Johnsen, our Chief Executive Officer, has certified to the NYSE that, as of May 15, 2008, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.   The certification is to be submitted to the NYSE each year no later than 30 days after our annual stockholders meeting.
The Chief Executive Officer and Chief Financial Officer certifications required for 2008 by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.  The certifications required for 2007 were included as exhibits to our 2006 Form 10-K.

Equity Compensation Plans
See Item 12 of this annual report for information on equity compensation plans.

Stock Repurchases
See Item 12 of this annual report for the information on our recent stock repurchases.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
The following summary of selected consolidated financial data is not covered by the auditors' report appearing elsewhere herein. However, in the opinion of management, the summary of selected consolidated financial data includes all adjustments necessary for a fair representation of each of the years presented.

This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.

(All Amounts in Thousands Except Share and Per Share Data)	Year Ended December 31,
	2008 (1)	2007	2006 (2)	2005	2004 (3)
Income Statement Data (4):
Revenues	$238,480	$197,110	$185,464	$168,791	$163,451
Impairment Loss	-	-	8,866	-	-
Gross Voyage Profit	41,693	28,776	19,054	24,789	27,071
Operating Income	20,280	10,630	1,445	10,104	10,305
Income from Continuing Operations	34,223	11,792	18,194	6,393	10,996
Net Income Available to Common Stockholders	38,962	15,016	14,648	4,629	12,785
Basic and Diluted Earnings Per Common Share – Continuing Operations
Net Income Available to Common Stockholders - Basic	4.67	1.48	2.58	0.66	1.81
Net Income Available to Common Stockholders - Diluted	4.56	1.41	2.24	0.66	1.80

Balance Sheet Data:
Working Capital	50,506	23,189	3,024	16,120	17,650
Total Assets	434,111	440,655	428,042	449,507	385,048
Long-Term Debt, Less Current Maturities	126,841	130,523	98,984	161,720	168,622
(including Capital Lease Obligations)
Convertible Exchangeable Preferred Stock	-	37,554	37,554	37,554	-
Stockholders' Investment	205,192	173,702	153,736	140,714	135,454

Other Data:
Net Cash Provided by Operating Activities	42,185	20,231	22,981	23,778	28,989
Net Cash (Used) Provided by Investing Activities	41,434	(2,180)	27,532	(61,208)	(25,589)
Net Cash (Used) Provided by Financing Activities	(45,887)	(48,221)	(22,418)	43,095	(1,768)
Cash Dividends Per Share of Common Stock	0.50	-	-	-	-
Weighted Average Shares of Common Stock Outstanding:
Basic	7,314,216	6,360,208	6,116,036	6,083,005	6,082,887
Diluted	7,501,555	8,369,473	8,122,578	6,114,510	6,092,302

(1) Includes income of $15.9 million from the sale of a Dry Bulk vessel, of which we owned a 50% share.

(2) Results for 2006 reflect an Impairment Loss of approximately $8.9 million.  This non-cash charge was made to write down our investment in the terminal located in New Orleans, Louisiana utilized in our Rail-Ferry Service.  That service relocated its U.S. operations during 2007 to Mobile, Alabama, where a new terminal has been constructed.

(3) Results for 2004 were significantly favorably impacted by certain income tax adjustment relating to the Jobs Creation Act of 2004.

(4) During 2007, the decision was made to discontinue our LASH Liner service.  As a result, the LASH Liner service results were removed from continuing operations and reclassified into Discontinued Operations for all years presented above.

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

Such statements include, without limitation, statements regarding (i) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (ii) estimated scrap values of assets; (iii) estimated proceeds from sales of assets and the anticipated cost of constructing or purchasing new or existing vessels ; (iv) estimated fair values of financial instruments, such as interest rate, commodity and currency swap agreements; (v) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (vi) estimated losses attributable to asbestos claims; (vii) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (viii) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (ix) our ability to remain in compliance with our debt covenants; (x) anticipated trends in government sponsored cargoes; (xi) our ability to effectively service our debt; (xii) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (xiii) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives, and (xiv) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

Our forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, our ability to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques; (ii) secure financing on satisfactory terms to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers;  (iii) obtain new contracts or renew existing contracts which would employ certain of our vessels or other assets upon the expiration of contracts currently in place, on favorable economic terms; (iv) manage the amount and rate of growth of our general and administrative expenses and costs associated with operating certain of our vessels; (v) and manage our growth in terms of implementing internal controls and information systems and hiring or retaining key personnel, among other things, and (vi)  effectively handle our substantial leverage by servicing and meeting the covenant requirements in each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others;

Other factors include (i) changes in cargo, charterhire, fuel, and vessel utilization rates; (ii) the rate at which competitors add or scrap vessels in the markets as well as demolition scrap prices and the availability of scrap facilities in which we operate; (iii) changes in interest rates which could increase or decrease the amount of interest we incur on borrowings with variable rates of interest, and the availability and cost of capital to us; (iv) the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures; (v) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (vi) changes in laws and regulations such as those related to government assistance programs and tax rates; (vii) the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; (viii) unplanned maintenance and out-of-service days on our vessels; (ix) the ability of customers to fulfill obligations with us; (x) the performance of unconsolidated subsidiaries; and (xi) other economic, competitive, governmental, and technological factors which may affect our operations.
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

CRITICAL ACCOUNTING POLICIES
Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition, and results of operations and which require complex management judgments or estimates and entail material uncertainties.  Information regarding our other accounting policies is included in the Notes to Consolidated Financial Statements appearing elsewhere herein.

Voyage Revenue and Expense Recognition
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

Income Taxes
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial income in another.  Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation.  However, pursuant to existing U.S. Tax Laws, earnings from certain of our foreign operations are subject to U.S. income taxes when those earnings are repatriated to the U.S.  We have indefinitely re-invested earnings of $24,135,275 and $7,130,000 of 2008 and 2007 foreign earnings, respectively, and accordingly, have not provided deferred taxes in the amount of $8,447,346 and $2,495,000 against those earnings.  The Jobs Creation Act, which first applied to us on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and our international flag shipping operations.  We made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under a “tonnage tax” rather than under the usual U.S. corporate income tax regime.
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”)”, to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN 48 on January 1, 2007.

Self-Retention Insurance
As explained further in Note E to the Notes to our Consolidated Financial Statements contained elsewhere in this report, we maintain provisions for estimated losses under our self-retention insurance based on estimates of the eventual claims settlement costs.  Our policy is to establish self-insurance provisions for Hull and Machinery and Loss of Hire for each policy year based on our estimates of eventual claims’ settlement cost.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates.

Asbestos Claims
We maintain provisions for estimated losses for asbestos claims based on estimates of eventual claims settlement costs.  Our policy is to establish provisions based on a range of estimated exposure.  We estimate this potential range of exposure using input from legal counsel and internal estimates based on the individual deductible levels for each policy year. We believe that insurance and the indemnification of a previous owner of one of our wholly-owned subsidiaries may mitigate our exposure.  The measurement of our exposure for asbestos liability requires management to make estimates and assumptions that affect the amount of the loss provisions recorded during the period.  Our estimates and assumptions are formed from variables such as the maximum deductible levels in a claim year, the amount of the indemnification recovery and the claimant's employment history with the company.  Actual results could differ materially from those estimates.

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

EXECUTIVE SUMMARY

Overview of 2008
Overall Strategy
The company operates a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services to customers primarily under medium to long-term contracts. Our business strategy consists of identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, under which we can serve our long-standing customer base by providing quality transportation services.

2008 Consolidated Financial Performance
Overall results in 2008 improved significantly compared to 2007. This was supported by improvements in our Rail-Ferry and Time Charter segments.  The increased carriage of supplemental cargoes on our U.S. flag PCTC’s was the primary factor strengthening the results of our  Time Charter segment.
▪	Consolidated gross voyage profit grew from $28.8 million for the full year 2007 to $41.7 million for the full year 2008.
▪	Income from unconsolidated entities includes a after-tax gain of $15.9 million on the sale of a Panamax Bulk Carrier in 2008
▪	Consolidated net income increased to $39.1 million compared with $17.4 million for 2007.
▪
Administrative expenses increased by 18% from 2007 to 2008, over half of which was due to non-ordinary charges, primarily associated with an unaffiliated shipping company’s unsolicited conditional offer to purchase the Company’s outstanding shares.

Financial Discipline & Strong Balance Sheet
We continued to improve our financial position in 2008.
▪	Improved operating cash flow from $20.2 million in 2007 to $42.2 million in 2008.
▪
Consolidated cash and cash equivalents increased to $51.8 million at December 31, 2008 from $14.1 million at December 31, 2007, largely as a result of the vessel sale noted above and increased gross voyage revenues.

▪	Working capital ratios increased from 2007 to 2008.
▪	Repurchased 471,572 shares of common stock.
▪	Redemption of $17.3 million of preferred stock.

Segment Performance

Rail-Ferry
▪	Improvement in gross profits from a loss of $1.6 million for 2007 to $1.9 million profit in 2008.
▪	Carriage of 16,300 Rail Cars in 2008, up from 9,600 Rail Cars carried in 2007.
▪	Average capacity utilization of 75% in 2008.

Time Charter Contracts
▪	Improvement in gross profit from $25.2 million in 2007 to $35.7 million in 2008.
▪	Significant increases in our supplemental cargo volume.
▪	Fixed time-charter rate which provides consistent operating cash flow.

Contract of Affreightment (“COA”)
▪
Partly as a result of our 2007 sale transaction of our molten sulphur vessel described further herein,  the segment experienced a decrease of $2.5 million in gross profits, partially  offset by lower taxes.

▪	Higher fuel cost in 2008 versus 2007.

Other
▪
Net income from unconsolidated entities increased to $20.9 million in 2008 from $6.6 million for the 2007 full year, driven principally by the after-tax gain on the sale of a Panamax Bulk Carrier of $15.9 million in 2008.

▪	Foreign exchange loss in 2008 on the devaluation of the Mexican peso of approximately $400,000.

YEAR ENDED DECEMBER 31, 2008
COMPARED TO YEAR ENDED DECEMBER 31, 2007

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$175,384	$19,195	$39,410	$4,491	$238,480
Voyage Expenses	125,058	17,553	32,136	2,072	176,819
Gross Voyage Profit	35,735	1,642	1,909	2,407	41,693
2007
Revenues from External Customers	$157,333	$16,652	$21,235	$1,890	$197,110
Voyage Expenses	116,825	10,940	18,406	841	147,012
Gross Voyage Profit (Loss)	25,198	4,100	(1,566)	1,044	28,776

The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts: The increase in this segment’s gross voyage profit from $25.2 million in 2007 to $35.7 million in 2008 was due to an increase in the carriage of supplemental cargoes on our U.S. flag Pure Car Truck Carriers. Revenues for the segment increased from $157.3 million in 2007 to $175.4 million in 2008.  This improvement in revenues is the result of the aforementioned increase in supplemental cargoes and operating one additional International flag Pure Car Truck Carrier for the full year 2008 as compared to approximately half of 2007.
Contract of Affreightment: The decrease in this segment’s gross voyage profit from $4.1 million in 2007 to $1.6 million in 2008 was primarily due to an increase in costs associated with operating the segment’s vessel under an operating lease in 2008.  The vessel, which was fully depreciated for tax purposes, was sold in 2007.  The benefits derived under an operating lease are reflected in a lower net effective tax rate.  The increase in revenue from $16.7 million in 2007 to $19.2 million in 2008 was due to increased voyages and freight rate escalation for increasing fuel costs in 2008.
Rail-Ferry Service:  Gross voyage results for this segment improved from a loss of $1.6 million in 2007 to a profit of $1.9 million in 2008.  This increase was due to additional sailings in 2008 as well as increased cargo volumes which were carried as a result of the addition of second decks on each rail-ferry vessel.  Operation of the vessels with the second decks began in the third quarter of 2007.  Revenues for this segment increased from $21.2 million in 2007 to $39.4 million in 2008 due to the additional sailings and increased cargo volumes utilizing second deck capacity.
Other: Gross voyage profit for this segment increased from $1.0 million in 2007 to $2.4 million in 2008. This increase was primarily due to 2007 adjusted earnings recorded in 2008 for Dry Bulk’s subsidiary companies (which is discussed further below).

Other Income and Expenses
Administrative and general expenses (A&G) increased 18% from $18.2 million in 2007 to $21.4 million in 2008.  A substantial portion of this increase was due to fees related to non-ordinary charges associated with advisory and legal costs resulting from an unaffiliated shipping company’s unsolicited conditional offer to purchase the Company’s outstanding shares, employee relocation expenses associated with the move of the Company’s headquarters to Mobile, Alabama, and amortization of stock grants awarded to Executive Officers.  Excluding these expenses A&G increased 7.6%.

The following table shows the significant A&G components for the twelve months ending December 31, 2008 and 2007 respectively:

(All amounts in thousands)	Year Ended December 31,
A&G Account	2008	2007	Variance

Wages and Benefits	$10,668	$10,312	$356
Executive Stock Compensation	873	-	873
Accounting / Legal Fees	1,528	1,472	56
Office Building Expense	1,159	1,114	45
Other	5,316	4,450	865
	19,544	17,348	2,195
Non-Ordinary Expenses	1,870	810	1,060

TOTAL:	$21,414	$18,158	$3,255

Interest expense decreased 29.6% from $9.8 million in 2007 to $6.9 million in 2008.  The decrease was primarily due to the retirement of all the remaining outstanding obligations of our 7¾% Senior Unsecured Notes (“Notes”) in October of 2007.  We recognized an impairment loss of $369,000 on the Company’s investment in marketable securities in the fourth quarter of 2008.  The charge reflects investments in certain equity securities whose market values have been materially impacted by current economic conditions.
Investment income decreased from $2.6 million in 2007 to $894,000 in 2008. The decrease was primarily due to a lower rate of return on our short-term investments.

Income Taxes
We recorded a benefit for federal income taxes of $877,000 on $12.4 million of income from continuing operations before income from unconsolidated entities in 2008, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For 2007, our benefit was $1.4 million on our $3.8 million of income from continuing operations before income from unconsolidated entities.  Our tax benefit decreased from the comparable prior year primarily as a result of improved earnings from our Rail Ferry segment which are taxed at the 35% statutory rate.

Equity in Net Income of Unconsolidated Entities
Equity in net income of unconsolidated entities, net of taxes, increased from $6.6 million in 2007 to $20.9 million in 2008.
The improved results came from our 50% investment in Dry Bulk Cape Holding Ltd (“Dry Bulk”), which owns 100% of subsidiary companies currently owning two Capesize Bulk Carriers and one Panamax Bulk Carrier, which contributed $21.2 million in 2008 compared to $6.7 million in 2007.  This increase was primarily due to a gain on the sale of one of Dry Bulk’s subsidiaries’ vessels, a Panamax Bulk Carrier, of approximately $15.9 million in June 2008.
During the second quarter of 2007, Dry Bulk’s subsidiary companies entered into a ship purchase agreement with Mitsui & Co. of Japan for two newbuildings Handymax Bulk Carriers to be delivered in the first half of 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which the Company’s share would be 50% or approximately $37.0 million.  We expect to make our interim construction payments with cash generated from Dry Bulk’s subsidiary companies’ operations.  A decision on any long-term financing is expected to be determined at delivery.  Our 50% share of the initial contract payment of $750,000 was made in May of 2007.  For more information, see below “Liquidity and Capital Resources – Bulk Carriers.”

Discontinued Operations
In the third quarter of 2007, we elected to discontinue our International LASH service by the end of 2007.  During the first two months of 2008, we sold the one remaining LASH vessel and the majority of LASH barges, with the remaining LASH barges under contract to be sold by the end of the first quarter of 2008.  The after-tax gain of $9.9 million recorded in 2007 reflects a gain of $7.3 million on the sale of two LASH Vessels and $2.6 million on the sale of LASH barges. The gain of $4.6 million recorded in 2008 reflects the gain from the sale of one LASH Vessel and remaining LASH barges.  During 2008 there were no revenues associated with the discontinued LASH services, as compared to $42.0 million for 2007.  Profit from operations before taxes were $220,000 in 2008, compared to a $4.2 million loss in 2007.
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
Time Charter Contracts: The decrease in this segment’s gross voyage profit from $28.5 million in 2006 to $25.2 million in 2007 was primarily due to an increase in operating expenses.  These increases were primarily wages and maintenance, including drydock amortization charges on our U.S. flag Pure Car Truck Carriers.  Revenues for the segment increased from $148.6 million in 2006 to $157.3 million in  2007.  This improvement is a result of higher volumes of supplemental cargoes in 2007 on our U.S. flag Pure Car Truck Carriers, higher charter rates in 2007 on our International flag Pure Car Truck Carriers and increased charterhire days for our U.S. flag Jones Act Coal Carrier, which was in drydock during the first and second quarters of 2006.
Contract of Affreightment: Gross voyage profit of $4.1 million for this segment in 2007 was consistent with 2006. While this segment operated more voyages in 2007, higher port and fuel costs eroded some of these positive results as compared to 2006.
Rail-Ferry Service:  Gross voyage results before impairment loss for this segment improved from a loss of $5.1 million in 2006 to a loss of $1.6 million in 2007.  This improvement is primarily from higher cargo volumes due to the installation of the second decks, which began operating in the third quarter of 2007.  Revenues for this segment increased from $18.4 million in 2006 to $21.2 million in 2007 due to the completion and operation of the second deck cargo volume in second half of  2007.  The added volume caused operating margins to improve, primarily in the fourth quarter of 2007
The pre-tax impairment loss of $8.9 million recorded in the second quarter of 2006 was related to our investment in the Rail-Ferry Service’s terminal in New Orleans located on the Mississippi River Gulf Outlet (“MR-GO”).  After Hurricane Katrina struck the Gulf Coast in 2005, dredging of the MR-GO was indefinitely suspended by the Army Corps of Engineers, effectively closing it to deep draft shipping.
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

The following table shows the significant A&G components for the twelve months ending December 31, 2007 and 2006 respectively:

(All amounts in thousands)	Year Ended December 31,
A&G Account	2007	2006	Variance

Salaries and Wages	$6,087	$5,917	$170
Group Insurance	1,419	1,382	37
Special Services	1,371	1,275	96
Accounting & Audit Fees	790	591	199
Relocation Expenses	4,993	838	4,155
Other	3,498	7,606	(4,108)

TOTAL:	$18,158	$17,609	$549

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
The improved results came from our 50% investment in Dry Bulk Cape Holding Ltd (“Dry Bulk”), a company which owns 100% of subsidiary companies owning two Capesize Bulk Carriers and two Panamax Bulk Carriers during 2006 and 2007.  These subsidiary companies contributed $6.7 million in 2007 compared to $4.2 million in 2006, primarily due to a stronger charter market for Dry Bulk’s subsidiary companies’ vessels.
During the second quarter of 2007, Dry Bulk’s subsidiary companies entered into a ship purchase agreement with Mitsui & Co. of Japan for two newbuildings Handymax Bulk Carriers to be delivered in the first half of 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which the Company’s share would be 50% or approximately $37.0 million.  We expect to make our interim construction payments with cash generated from operations.  A decision on any long-term financing is expected to be determined at delivery.  Our 50% share of the initial contract payment of $750,000 was made in May of 2007 For more information, see below “Liquidity and Capital Resources – Bulk Carriers.”

Discontinued Operations
In the third quarter of 2007, we elected to discontinue our International LASH service by the end of 2007.  During the first two months of 2008, we sold the one remaining LASH vessel and the majority of LASH barges,with the remaining LASH barges under contract to be sold by the end of the first quarter of 2008.  The pre-tax gain of $9.9 million recorded in 2007 reflects a gain of $7.3 million on the sale of two LASH Vessels and $2.6 million on the sale of LASH barges.  During 2007, total revenues associated with the discontinued LASH services were $42.0 million, compared to $89.4 million for 2006.  Losses from operations before taxes were $4.2 million in 2007, compared to $8.4 million in 2006.
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
Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $23.2 million at December 31, 2007, to $50.5 million at December 31, 2008.  Cash and cash equivalents increased during 2008 by $37.1 million to a total of $51.8 million.  This increase was due to cash provided by operating activities of $42.2 million, and cash provided by investing activities of $41.4 million, offset by cash used by financing activities of $45.9 million.  Of the $39.2 million in current liabilities at December 31, 2008, $13.3 million related to current maturities of long-term debt.
Operating activities generated positive cash flow after adjusting net income of $39.1 million for non-cash provisions such as depreciation, amortization and gains on sales of assets and investments.  Cash provided by operating activities of $42.2 million for 2008 also included, among other things, the add back of the non-cash loss of $1.4 million on the early redemption of Preferred Stock, the deduction of the non-cash $4.6 million pre-tax gain on the sale of LASH assets, and the deduction of the non-cash recognition of $20.9 million in earnings from our equity in net income of unconsolidated entities, which included a gain on the sale of a Panamax Bulk Carrier.  We received cash dividends of $6.0 million from the normal operations of our unconsolidated entities, with the proceeds from the aforementioned sale presented in investing activities.
Cash provided by investing activities of $41.4 million for 2008 included proceeds from the sale of our discontinued LASH liner service assets of $10.8 million, proceeds from Dry Bulk’s subsidiary company’s sale of the Panamax Bulk Carrier of $25.5 million, proceeds from the sale of short term investments of $1.6 million and principal payments received under direct financing leases of $7.5 million, partially offset by capital improvements of $4.0 million, including improvements to our information technology systems and additional tank work on our Rail-Ferry vessels.
           Cash used for financing activities of $45.9 million for 2008 included regularly scheduled debt payments of $10.9 million, payment of $17.3 million on the early redemption of our Preferred Stock, $11.5 million of repurchases of our common stock, and $3.7 million on cash dividends paid on our common stock.
In March of 2008, we signed an agreement with Regions Bank to provide us with an unsecured revolving line of credit for $35 million.  This facility replaced the prior secured revolving line of credit for the like amount.  As of December 31, 2008, $6.4 million of the $35 million revolving credit facility, which expires in April of 2010, was pledged as collateral for letters of credit, and the remaining $28.6 million was available. Currently we are evaluating our options to increase our line of credit and expect tighter bank restrictions due to the overall condition of the credit markets.
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

Preferred Stock Redemption
On February 4, 2008, we redeemed our 800,000 outstanding shares of 6% Convertible Exchangeable Preferred Stock.  In lieu of the cash redemption, holders of 462,382 shares of the Preferred Stock elected to convert their shares into approximately 1,155,955 shares of the Company’s common stock. The remaining 337,618 outstanding shares of Preferred Stock were retired for cash (including accrued and unpaid dividends to, but excluding, the redemption date), pursuant to the terms of the Preferred Stock. Upon completion of the redemption, we no longer have any shares of our 6% Convertible Exchangeable Preferred Stock outstanding. The total cash payment for the redemption of the Preferred Stock including the accrued and unpaid dividends was $17,306,299.  We had a charge to earnings of approximately $1.4 million in the first quarter of 2008 from the redemption of the Preferred Stock.

Stock Repurchase Program
On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this plan will generally be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  Through December 31, 2008, we have repurchased 491,572 shares of our common stock for $11.5 million.  Unless and until the Board otherwise provides, this new authorization will remain open indefinitely or until we reach the 1,000,000 share limit.

Debt and Lease Obligations
As of December 31, 2008, we held three vessels under operating contracts, six vessels under bareboat charter or lease agreements and four vessels under time charter agreements.  The types of vessels held under these agreements include four Pure Car/Truck Carriers, five Breakbulk/Multi Purpose vessels, two Container vessels, and a Tanker vessel operating in our Time Charter segment and a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.  We also conduct certain of our operations from leased office facilities.
We entered into a new lease agreement on our New York City office which became effective October 1, 2008.  The length of the lease is nine years and nine months, with graduated payments starting after an initial nine month period of free rent.  The agreement calls for total annual payments of $451,000 for years one through five and total annual payments of $488,000 for years six through nine.  The rent expense, along with the associated leasehold improvements are being amortized using the straight-line method over the lease-term.

Debt Covenants
 In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into financings of our unencumbered vessels or restructure debt. We believe we have sufficient liquidity despite the current disruption of the capital and credit markets and can continue to fund working capital and capital investment liquidity needs through cash flow from operations.  While not significant to date, the disruption in capital and credit markets may result in increased borrowing costs associated with any additional short-term and long-term debt.  We presently have variable to fixed interest rate swaps on 100% of our long-term debt.

Contractual Obligations and Other Commitments
The following is a summary of the scheduled maturities by period of our debt and lease obligations that were outstanding as of December 31, 2008:

Debt and lease obligations (000’s)	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt (including current maturities)	$140,126	$13,285	$58,683	$10,590	$22,980	$24,588	$10,000
Interest payments	30,410	5,544	5,951	4,618	4,007	2,689	7,601
Operating leases	116,127	15,968	15,462	15,474	15,474	13,464	40,285
Vessel Commitments	54,800	13,700	41,100	-	-	-	-
Total by period	$341,463	$48,497	$121,196	$30,682	$42,461	$40,741	$57,886

The above contractual obligations table does not include our approximate $16 million obligation to the Alabama State Port Authority related to the terminal upgrades in Mobile, AL, to be paid by us over the ten-year terminal lease.  This long-term obligation, reported in other long-term liabilities, will be met by the operation of our Rail Ferry vessels in the Mobile port.  The chart further excludes contingent equity contributions that may be payable to Dry Bulk under the circumstances described under “Liquidity and Capital Resources – Bulk Carriers.”  For additional information on our operating leases, see Note J.

Current Economic and Market Issues
The current economic crisis has affected us in a number of areas.  Due to the turmoil in the financial markets, banking institutions have tightened lending standards or eliminated access to credit for new projects.  Financial institutions with which we have no existing relationship have indicated an unwillingness to lend to us.  Those institutions with which we do have existing relationships ceased lending activities in late 2008, but have recently indicated a willingness to extend credit under appropriate circumstances.  Large increases in debt financing costs have hampered the ability of transportation companies, including us, to undertake new projects requiring borrowed funds.

We have maintained for a number of years banking relationships with financially solid institutions.  Based on information currently available to us, we believe these institutions remain stable.  While the exact effects of the crisis to our customers is not known, we have not suffered from the nonpayment of freights or charterhires being earned in the ordinary course of business.  We continue to review the status of our customers and are ready to take appropriate actions to reduce potential exposures should the occasion arise.    While we have been fortunate in our ability to avoid potential hardships from the nonpayment of freights, we cannot provide you with assurance that this will continue.  For more information, see Item 1A, Risk Factors.

Due to the dramatic fall in the financial markets, our pension plan suffered negative returns for the year ended 2008.  During 2008, we maintained an asset allocation within the plan of up to a maximum exposure of 60% equities and 40% fixed income instruments. Results derived from the marketplace negatively impacted the Plan’s funding status.  As of December 31, 2008 we show an underfunded status in other comprehensive income, however, we have met our required funding obligation under the current Pension Protection Act.  We expect to contribute $2.0 million for fiscal year 2009.  For more information, see Note F, Employee Benefit Plans.

Restructuring of Liner Services and Disposition of Certain LASH Assets
The Board of Directors decided in the fourth quarter of 2006 to dispose of certain LASH Liner Service assets.  The decision was based on the belief that we could generate substantial cash flow and profit on the disposition of the assets, while improving our future operating results.  Accordingly, we sold our LASH Feeder vessel and 114 barges in the first quarter of 2007.  In the second quarter of 2007 we sold our one remaining U.S. flag LASH vessel and 111 LASH barges.  In the third quarter of 2007, the company elected to discontinue its International LASH service by the end of 2007.  During the first quarter of 2008, we sold the one remaining LASH vessel and the remainder of our LASH barges. The pre-tax gain of $9.9 million recorded in 2007 reflects a gain of $7.3 million on the sale of the LASH Feeder Vessel and Liner Vessel, and $2.6 million on the sale of LASH barges. The gain of $4.6 million recorded in 2008 reflects the gain from the sale of one LASH Vessel and remaining LASH barges. During 2008, we generated no revenues from our LASH services, compared to $42.0 million for 2007.  Profit from operations before taxes were $220,000 in 2008, compared to a $4.2 million loss in 2007.
Our U.S. flag LASH service and International LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Financial information for all periods presented have been restated to remove the effects of those operations from “Continuing Operations”.

Rail-Ferry Service Expansion
This service provides a unique combination of rail and water ferry service between the U.S. Gulf Coast and Mexico.  The relatively low operating profit margin generated by this service makes higher cargo volumes necessary to achieve meaningful levels of cash flow and profitability.  The capacity of the vessels operating in our Rail-Ferry Service defines the maximum revenues and, in turn, the cash flow and gross profits that can be generated by the service.  Accordingly we have made investments that essentially double the capacity of the service including the construction of second decks on each of the ships as well as construction of new terminals in Mobile, Alabama and an upgraded terminal in Coatzacoalcos, Mexico. These capital investments have permitted us to expand our cargo volumes ,  reduce our cost per unit of cargo carried and increase our cash flow.
     We completed construction of the second decks in mid-2007 at a total cost of approximately $25 million, which we paid in full through December 31, 2007.  The utilization of the second deck capacity is directly related to the terminal upgrades in Mobile, AL and Coatzacoalcos, Mexico.  Both terminal upgrades were substantially completed in July 2007 and became operational at that time.  The total cost of the Mobile terminal was approximately $26 million, of which $10 million was funded by a grant from the State of Alabama.  The remaining $16 million was financed by the Alabama State Docks and will be repaid over the ten-year terminal lease.  We estimate that our share of the cost of the improvements to the terminal in Mexico will be approximately $6.4 million.  We have a 49% interest in the company that owns the terminal in Mexico, and 30% of the advances to that company for our share of the cost of the terminal are accounted for as capital contributions with the remaining 70% accounted for as a loan to that company.
As of December 31, 2008, the cost of our total investment in a joint venture that owns a trans-loading and storage facility (RTI), which was used to support the Rail-Ferry service in New Orleans, included an equity investment in unconsolidated entities of $1.5 million and an outstanding loan of approximately $2.2 million due from our 50% partner in the venture.  As a result of our terminal operations moving from New Orleans to Mobile, an impairment test to determine our loss exposure on this facility was required.  As of December 31 2008, no impairment was recorded as we expect to recover our total investment.
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
Our investment in the New Orleans terminal was funded with the proceeds from a New Market Tax Credit (NMTC) financing agreement.  Under the NMTC financing, the lender has the ability to utilize certain tax credits associated with profitable operations at that location.  With the relocation of the operations to Mobile, Alabama, the lender amended the original application to the Federal agency that oversees the NMTC issuance to include the Mobile terminal as eligible property for the usage of the tax credits.

Bulk Carriers
 We have a 50% interest in Dry Bulk, which owns 100% of subsidiary companies which own two Capesize Bulk Carriers and one Panamax-Size Bulk Carrier.  This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  Dry Bulk’s subsidiary companies have entered into a ship purchase agreement with a Japanese company for newbuilding two Handymax Bulk Carriers, scheduled to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, Dry Bulk plans to finance the interim construction costs with equity contributions of up to 15% with the 85% balance of the cost being financed with a bank financed bridge loan. While it is anticipated that the required equity contributions will be covered by Dry Bulk’s subsidiary companies’ earnings, if they are not, our anticipated share of these interim equity contributions could be approximately $2.7 million.   Upon completion and delivery, Dry Bulk plans to establish permanent long-term financing.

Dividend Payments
Our preferred stock accrued cash dividends at a rate of 6.0% per annum from the date of issuance in early January 2005 through January 31, 2008.  All such shares were either redeemed or converted into shares of our common stock on February 1, 2008.
On October 29, 2008 our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008.  On January 29, 2009 our Board also approved a 2009 first quarter payment of $.50 cash dividend for each share of common stock held by them on the record date of February 15, 2009.  The payment of future quarterly cash dividends is at the discretion of our Board of Directors.

Environmental Issues
As of December 31, 2008, we have not been notified that we are a potentially responsible party in connection with any environmental matters, and we have determined that we have no known risks for which assertion of a claim is probable that are not covered by third party insurance, third party indemnification or our self-retention insurance reserves.  Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $500,000 for each incident.
In January 2008 we were notified that the United States Coast Guard (USCG) was conducting an investigation on the USNS MAJOR STEPHEN W. PLESS of an alleged discharge of untreated bilge water by one or more members of the crew.  The USCG has inspected the ship and interviewed various crew members.  The United States Attorney’s Office is completing its discovery process.  We believe at this time that we are not a target of this investigation.

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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with an updated framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS No. 141 (R)).  SFAS No. 141 (R) is a revision of SFAS No. 141, but retains the fundamental requirements that the acquisition method of accounting (purchase method) be used for all business combinations.  SFAS No. 141 (R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS No. 141 (R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired to be measured at fair value at the acquisition date.  In addition, acquisition related costs must be expensed in the periods in which the costs are incurred and the services received.  SFAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008 and is not expected to have an impact on the Company’s financial position.

LIQUIDITY - 2007

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
Operating activities generated positive cash flow after adjusting net income of $17.4 million for non-cash provisions such as depreciation, amortization and gains on sales of assets and investments.  Cash provided by operating activities of $20.2 million for 2007 also included a decrease in accounts receivable of $1.3 million primarily due to the timing of collections of receivables from the MSC and U.S. Department of Transportation, offset by a\ decrease in accounts payable and accrued liabilities of $4.9 million.  Also included was $9.8 million of cash used to cover payments for vessel drydocking costs in 2007, offset by cash distributions of $4.4 million received from our investments in unconsolidated entities.
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
  In 2007, we invested $43.5 million for the purchase of a Panamanian flagged PCTC.  The vessel was purchased with 100% financing and subsequently chartered to a third party under a financing lease arrangement.  This noncash transaction is not reflected in our Consolidated Statements of Cash Flows.

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
Operating activities generated positive cash flow after adjusting net income of $17 million for non-cash provisions such as depreciation, amortization, impairment loss and gains on sales of assets and investments.  Cash provided by operating activities of $23 million also included a decrease in accounts receivable of $12.3 million primarily due to the timing of collections of receivables from the MSC and U.S. Department of Transportation, offset by a decrease in accounts payable and accrued liabilities of $12.1 million primarily due to the timing of payments for operating expenses and capital improvements accrued at December 31, 2005 that were paid in 2006.  Also included was $8.4 million of cash used to cover payments for vessel drydocking costs in 2006, offset by cash distributions of $1.5 million received from our investments in unconsolidated entities and lease incentive obligations related to the relocation of corporate headquarters of $2.8 million.
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

Interest Rate Risk
The fair value of our cash and short-term investment portfolio at December 31, 2008, approximated its carrying value due to its short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.
The fair value of long-term debt, including current maturities, was estimated to be $140.1 million compared to a carrying value of $140.1 million.  The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to our long-term debt at December 31, 2008 is not applicable due to the retirement of all of the company’s remaining outstanding obligations of its 7¾% Senior Unsecured Notes in October of 2007.
We have entered into ten interest rate swap agreements with commercial banks, two in September of 2005, one in November of 2005, two in September of 2007, one in November of 2007, one in January 2008, one in February 2008 and two in December 2008 in order to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  For each of these agreements, the fixed rate payor is the Company, and the floating rate payor is the commercial bank.  While these arrangements are structured to reduce our exposure to increases in interest rates, it also limits the benefit we might otherwise receive from any decreases in interest rates.
The fair value of these agreements at December 31, 2008, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $10.7 million, with the offsetting charge of $10.2 million net of taxes in other comprehensive income.  A hypothetical 10% decrease in interest rates as of December 31, 2008 would have resulted in a $11.9 million liability.

Commodity Price Risk
As of December 31, 2008, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2009 fuel requirements for our Rail-Ferry Service segment.  We have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2009.  Revenues from fuel surcharges in 2008 for the Rail-Ferry Service was $5.3 million.  If we had commodity swap agreements, they could be structured to reduce our exposure to increases in fuel prices.  However, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period January 1, 2008 through December 31, 2008 would have resulted in an increase of approximately $509,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.07 in our basic earnings per share based on the shares of our common stock outstanding as of December 31, 2008.  The additional fuel costs assumes no additional revenue was generated from fuel surcharges, however, we believe that some or all of the price increase could have been passed on to our customers through the aforementioned fuel surcharges during the same period but might have been limited by our need to maintain competitive rates.  Our charterers in the Time Charter segment are responsible for purchasing vessel fuel requirements; thus, we have no fuel price risk in this segment.

Foreign Currency Exchange Rate Risk
We have entered into foreign exchange contracts to hedge certain firm purchase commitments during 2008.  These contracts mature on various dates during 2009. The fair value of these contracts at December 31, 2008, is a liability of $1.2 million.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be a liability of $1.3 million (For further information on our Foreign Currency Contracts, See Note O – Fair Value of Financial Instruments on page F-14).

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
As of December 31, 2008, we conducted an evaluation of the effectiveness of our disclosure controls and procedures.  The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
Based on that evaluation as of such date, our CEO and CFO have concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this annual report.  Since December 31, 2008, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving our stated goals.  Because of the inherent limitations in any control system, you should be aware that misstatements due to error or fraud could occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting
                The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we have concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.  Our independent registered public accounting firm, Ernst & Young LLP, has provided an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited International Shipholding Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Shipholding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion,  International Shipholding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Shipholding Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 6, 2009

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Repurchase Plan
On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  Through December 31, 2008, we repurchased 491,572 shares of our common stock for $11.5 million.  Unless and until the Board otherwise provides, this new authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the fourth fiscal quarter of 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2008 – October 31, 2008	-	-	-	508,428
November 1, 2008 - November 30, 2008	-	-	-	508,428
December 1, 2008 – December 31, 2008	-	-	-	508,428

Equity Compensation Plans

None, as of the date hereof.

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
The following financial statements and related notes are included on pages F-1 through F-15 of this Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements

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

      3.      Exhibits
(3.1)
Restated Certificate of Incorporation of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

(3.2)
By-Laws of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference)

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

(10.5)	Consulting Agreement, dated February 18, 2008, between the Registrant and Niels W. Johnsen *
(10.6)
Consulting Agreement, dated April 30, 2007, between the Registrant and Erik F. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.7)
International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.8)
Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options under the International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.9)
Form of Restricted Stock Agreement under the International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form 8-K dated May 6, 2008 and incorporated herein by reference)

(10.10)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.11)
Memorandum of Agreement of the Registrant, dated as of August 24, 2007, providing for the Registrant’s purchase of one 6400 CEU Panamanian flagged pure car and truck carrier (filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.12)
Loan Agreement, dated as of September 10, 2007, by and amongWaterman Steamship Corporation, as borrower, the Registrant, as guarantor, DnB NOR Bank ASA, as facility agent and security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.13)
SHIPSALES Agreement, dated as of September 21, 2007, by and between East Gulf Shipholding, Inc., as buyer, and Clio Marine Inc., as seller. (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.14)
Facility Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.15)
Change of Control Agreement, by and between the registrant and Niels M. Johnsen, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.16)
Change of Control Agreement, by and between the registrant and Erik L. Johnsen, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.17)
Change of Control Agreement, by and between the registrant and Manuel G. Estada, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

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

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

/s/ Manuel G. Estrada
March 10, 2009                                           By           ______________________________
Manuel G. Estrada
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

/s/ Niels M. Johnsen
March 10, 2009                                           By           ____________________________
Niels M. Johnsen
Chairman of the Board, Director and
Chief Executive Officer

/s/ Erik L. Johnsen
March 10, 2009                                           By           ____________________________
Erik L. Johnsen
President and Director

/s/ Niels W. Johnsen
March 10, 2009                                           By           ____________________________
Niels W. Johnsen
Director

           /s/ Erik F. Johnsen
March 10, 2009                                           By           ____________________________
Erik F. Johnsen
Director

                                                            /s/ Edwin A. Lupberger
March 10, 2009                                           By           ____________________________
Edwin A. Lupberger
Director

/s/ Edward K. Trowbridge
March 10, 2009                                           By           ____________________________
Edward K. Trowbridge
Director

/s/ H. Merritt Lane III
March 10, 2009                                           By           ____________________________
H. Merritt Lane III
Director

/s/ T. Lee Robinson, Jr.
March 10, 2009                                           By           ____________________________
T. Lee Robinson, Jr.
Director

/s/ James J. McNamara
March 10, 2009                                           By           ____________________________
James J. McNamara
Director

/s/ Manuel G. Estrada
March 10, 2009                                           By           ____________________________
Manuel G. Estrada
Vice President and Chief Financial Officer

/s/ Kevin M. Wilson
March 10, 2009                                           By       __________________________
Kevin M. Wilson
Controller

Index of Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the accompanying consolidated balance sheets of International Shipholding Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Shipholding Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Shipholding Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 6, 2009

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
	Year Ended December 31,
	2008	2007	2006
Revenues	$238,480	$197,110	$185,464

Operating Expenses:
Voyage Expenses	176,819	147,012	137,478
Vessel and Barge Depreciation	19,968	21,322	20,066
Impairment Loss	-	-	8,866

Gross Voyage Profit	41,693	28,776	19,054

Administrative and General Expenses	21,414	18,158	17,609
Gain on Sale of Other Assets	-	(12)	-

Operating Income	20,279	10,630	1,445

Interest and Other:
Interest Expense	6,886	9,762	11,147
Loss on Redemption of Preferred Stock	1,371	-	-
Gain (Loss) on Sale of Investment	148	(352)	(23,058)
Investment Income	(525)	(2,592)	(1,397)
Loss on Early Extinguishment of Debt	-	-	248
	7,880	6,818	(13,060)
Income from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	12,399	3,812	14,505

(Benefit) Provision for Income Taxes:
Current	-	120	113
Deferred	(910)	(1,570)	919
State	33	86	4
	(877)	(1,364)	1,036
Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	20,946	6,616	4,725

Income from Continuing Operations	34,223	11,792	18,194

Income (Loss) from Discontinued Operations:
Income (Loss) before Provision (Benefit) for Income Taxes	220	(4,238)	(8,440)
Gain on Sale of Liner Assets	4,607	9,880	5,125
(Provision) Benefit for Income Taxes	-	(18)	2,169
Net Income (Loss) from Discontinued Operations	4,827	5,624	(1,146)

Net Income	$39,050	$17,416	$17,048

Preferred Stock Dividends	88	2,400	2,400

Net Income Available to Common Stockholders	$38,962	$15,016	$14,648

Basic and Diluted Earnings Per Common Share:
Net Income (Loss) Available to Common Stockholders - Basic
Continuing Operations	$4.67	$1.48	$2.58
Discontinued Operations	0.66	0.88	(0.18)
	$5.33	$2.36	$2.40
Net Income (Loss) Available to Common Stockholders - Diluted
Continuing Operations	$4.56	$1.41	$2.24
Discontinued Operations	0.64	0.67	(0.14)
	$5.20	$2.08	$2.10
Weighted Average Shares of Common Stock Outstanding:
Basic	7,314,216	6,360,208	6,116,036
Diluted	7,501,555	8,369,473	8,122,578

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
ASSETS	2008	2007

Current Assets:
Cash and Cash Equivalents	$51,835	$14,103
Marketable Securities	2,707	5,578
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $132 and $216 in 2008 and 2007, respectively:
Traffic	14,581	9,637
Agents'	2,712	1,804
Other	5,567	9,233
Net Investment in Direct Financing Leases	7,874	7,391
Other Current Assets	2,187	2,327
Material and Supplies Inventory	2,842	2,665
Assets Held for Disposal	-	9,105
Total Current Assets	90,305	61,843

Investment in Unconsolidated Entities	5,803	16,326

Net Investment in Direct Financing Leases	108,973	107,208

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	338,729	335,511
Leasehold Improvements	26,128	29,530
Furniture and Equipment	5,023	8,086
	369,880	373,127
Less - Accumulated Depreciation	(166,931)	(147,484)
	202,949	225,643

Other Assets:
Deferred Charges, Net of Accumulated Amortization	12,639	15,337
of $17,018 and $9,781 in 2008 and 2007, respectively
Acquired Contract Costs, Net of Accumulated Amortization	1,819	3,274
of $28,706 and $27,251 in 2008 and 2007, respectively
Due from Related Parties	6,195	5,897
Other	5,428	5,127
	26,081	29,635

	$434,111	$440,655

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$13,285	$12,681
Accounts Payable and Accrued Liabilities	26,514	23,546
Current Liabilities related to Assets Held for Disposal	-	2,427
Total Current Liabilities	39,799	38,654

Long-Term Debt, Less Current Maturities	126,841	130,523

Other Long-Term Liabilities:
Deferred Income Taxes	4,893	9,072
Lease Incentive Obligation	7,314	13,789
Other	50,072	37,361
	62,279	60,222

Commitments and Contingent Liabilities

Convertible Exchangeable Preferred Stock	-	37,554

Stockholders' Investment:
Common Stock, $1.00 Par Value, 10,000,000 Shares Authorized,	8,390	7,193
7,183,570 And 7,192,630 Shares Issued at December 31, 2008 and
December 31, 2007, Respectively
Additional Paid-In Capital	81,443	60,177
Retained Earnings	152,379	117,008
Treasury Stock, 1,165,015 and 673,443 Shares, at Cost, at December 31, 2008 and 2007, Respectively	(20,172)	(8,704)
Accumulated Other Comprehensive Loss	(16,848)	(1,972)
	205,192	173,702

	$434,111	$440,655

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
(All Amounts in Thousands)
					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance at December 31, 2005	$6,760	$54,495	$87,344	$(8,704)	$819	$140,714

Comprehensive Income:

Net Income	-	-	17,048	-	-	17,048

Other Comprehensive Income (Loss):
Recognition of Unrealized Holding Gain on Marketable
Securities, Net of Deferred Taxes of ($140)	-	-	-	-	(206)	(206)

Unrealized Holding Gain on Marketable Securities,
Net of Deferred Taxes of $43	-	-	-	-	219	219

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of $176	-	-	-	-	656	656

Total Comprehensive Income						17,717

Adjustment to Initially Apply SFAS No. 158, Net of
Deferred Taxes of ($8)	-	-	-	-	(2,760)	(2,760)

Preferred Stock Dividends	-	-	(2,400)	-	-	(2,400)

Options Exercised	33	432	-	-	-	465

Balance at December 31, 2006	$6,793	$54,927	$101,992	$(8,704)	$(1,272)	$153,736

Comprehensive Income:

Net Income	-	-	17,416	-	-	17,416

Other Comprehensive Income (Loss):						-

Recognition of Unrealized Holding Gain on Marketable
Securities, Net of Deferred Taxes of ($48)	-	-	-	-	(89)	(89)

Unrealized Holding Gain on Marketable Securities,
Net of Deferred Taxes of ($86)	-	-	-	-	(160)	(160)

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of ($325)	-	-	-	-	(2,177)	(2,177)

Change in Funding Status of Benefit Plans, Net of
Deferred Taxes of $12	-	-	-	-	1,726	1,726

Total Comprehensive Income						16,716

Preferred Stock Dividends	-	-	(2,400)	-	-	(2,400)

Options Exercised	400	5,250	-	-	-	5,650

Balance at December 31, 2007	$7,193	$60,177	$117,008	$(8,704)	$(1,972)	$173,702

Comprehensive Income:

Net Income	-	-	39,050	-	-	39,050

Other Comprehensive Income (Loss):						-

Unrealized Holding Loss on Marketable Securities,
Net of Deferred Taxes of ($465)	-	-	-	-	(848)	(848)

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of ($1,275)	-	-	-	-	(9,809)	(9,809)

Change in Funding Status of Benefit Plans, Net of
Deferred Taxes of $970	-	-	-	-	(4,219)	(4,219)

Total Comprehensive Income						24,174

Compensation Expense - Restricted Stock	41	716	-	-	-	757

Repurchase of Common Stock	-	-	-	(11,468)	-	(11,468)

Preferred Stock Dividends	-	-	(88)	-	-	(88)

Common Stock Dividends	-	-	(3,591)	-	-	(3,591)

Preferred Stock Conversion	1,156	20,550	-	-	-	21,706

Balance at December 31, 2008	$8,390	$81,443	$152,379	$(20,172)	$(16,848)	$205,192

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
	Twelve Months Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net Income	$39,050	$17,416	$17,048
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	20,351	23,969	24,417
Amortization of Deferred Charges and Other Assets	8,566	9,779	7,954
Benefit for Federal Income Taxes	(910)	(1,468)	(1,137)
Impairment Loss	-	-	8,866
Loss on Early Redemption of Preferred Stock	1,371	-	-
Equity in Net Income of Unconsolidated Entities	(20,946)	(6,616)	(4,725)
Distributions from Unconsolidated Entities	6,000	4,400	1,450
Proceeds from Lease Incentive Obligations	-	-	2,779
Gain on Sale of Liner Assets	(4,607)	(11,280)	(5,125)
Loss on Early Extinguishment of Debt	-	-	248
Loss (Gain) on Sale of Investments	148	(352)	(23,058)
Deferred Drydocking Charges	(4,171)	(9,810)	(8,432)
Changes in:
Accounts Receivable	(3,202)	1,322	12,349
Inventories and Other Current Assets	(72)	(856)	1,416
Other Assets	(386)	(187)	2,767
Accounts Payable and Accrued Liabilities	1,798	(4,868)	(12,079)
Federal Income Taxes Payable	-	-	(544)
Other Long-Term Liabilities	(805)	(1,218)	(1,213)
Net Cash Provided by Operating Activities	42,185	20,231	22,981

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	7,497	5,129	3,668
Capital Improvements to Vessels, Leasehold Improvements, and Other Asset	(4,024)	(56,072)	(21,799)
Proceeds from Sale of Liner Assets	10,818	48,750	12,026
Distributions from Unconsolidated Entities	25,500	-	-
Purchase of and Proceeds from Marketable Securities	1,618	1,072	552
Investment in Unconsolidated Entities	-	(1,004)	(1,336)
Return of Capital of Unconsolidated Entity	-	-	2,480
Proceeds from Sale of Unconsolidated Entity	-	-	27,490
Decrease in Restricted Cash Account	-	-	6,541
Decrease (Increase) in Related Party Note Receivables	25	(55)	(2,090)
Net Cash Provided by (Used in) Investing Activities	41,434	(2,180)	27,532

Cash Flows from Financing Activities:
Redemption of Preferred Stock	(17,306)	-	-
Common Stock Repurchase	(11,468)	-	-
Proceeds from Issuance of Common Stock	-	5,650	465
Proceeds from Issuance of Debt	-	-	10,000
Repayment of Debt	(12,950)	(50,253)	(32,761)
Additions to Deferred Financing Charges	(484)	(590)	(175)
Preferred Stock Dividends Paid	(88)	(2,400)	(2,400)
Common Stock Dividends Paid	(3,591)	-	-
Reimbursements for Leasehold Improvements	-	-	2,613
Other Financing Activities	-	(628)	(160)
Net Cash Used by Financing Activities	(45,887)	(48,221)	(22,418)

Net (Decrease)/Increase in Cash and Cash Equivalents	37,732	(30,170)	28,095
Cash and Cash Equivalents at Beginning of Year	14,103	44,273	16,178

Cash and Cash Equivalents at End of Year	$51,835	$14,103	$44,273

The accompanying notes are an integral part of these statements.

Index of Financial Statements

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

Nature of Operations
Through our subsidiaries, we operate a diversified fleet of U.S. and international flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium- to long-term charters or contracts.  At December 31, 2008, our fleet consisted of 31 ocean-going vessels and related shoreside handling facilities.  Our strategy is to (i) identify customers with high credit quality and marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire, or construct vessels to meet the requirements of those charters or contracts, (iii) secure financing for the vessels predicated primarily on those charter or contract arrangements, and (iv) provide our customers with reliable, high quality service at a reasonable cost.

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

Voyage Revenue and Expense Recognition
Revenues and expenses relating to our Rail-Ferry Service segment’s voyages are recorded over the duration of the voyage. Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges. As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made. The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period. We believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred. Revenues and expenses relating to our other segments’ voyages, which require no estimates or assumptions, are recorded when earned or incurred during the reporting period.

Maritime Security Program
 The Maritime Security Act, which established the Maritime Security Program (“MSP”), was signed into law in October of 1996 and has been extended to 2015.  As of December 31, 2008, six of our Pure Car/Truck Carriers (“PCTCs”), and two of our Container vessels were qualified and received contracts for MSP participation.  Annual payments for each vessel in the MSP program are $2,600,000 in years 2007 and 2008, $2,900,000 in years 2009 to 2011, and $3,100,000 in years 2012 to 2015, which are subject to annual appropriations and not guaranteed.  We recognize MSP revenue on a monthly basis over the duration of the qualifying contracts.

Cash and Cash Equivalents
We consider highly liquid debt instruments with a maturity of three months or less to be cash equivalents.  The carrying amount approximates fair value for these instruments.

Inventories
Inventories aboard our vessels, including fuel, are carried at the first-in, first-out method of accounting.  As of December 31, 2008 and 2007, inventory included approximately $2,842,000 and $2,665,000 for critical spare parts, respectively.

Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts for accounts receivable balances estimated to be non-collectible.  These provisions are maintained based on identified specific accounts, past experiences, and current trends, and require management’s estimates with respect to the amounts that are non-collectible.

Property
For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method to the estimated salvage value.  Estimated useful lives of Vessels and Barges, Leasehold Improvements, and Furniture and Equipment are as follows:

Years
6 Pure Car/Truck Carriers	20
1 Coal Carrier	15
5 Other Vessels *	25
Leasehold Improvements	10-20
Other Equipment	3-12
Furniture and Equipment	3-10

                                        * Includes two Special Purpose vessels and three Container vessels.

At December 31, 2008, our fleet of 31 vessels also included (i) three Roll-On/Roll-Off (“RO/RO”) vessels, which we operate, (ii) a Molten Sulphur Carrier, a Breakbulk/Multi-Purpose vessel, a Tanker, one Pure Car/Truck Carrier Newbuilding and three Container vessels, which we charter in  one of our services, (iii) four PCTCs which we charter in for our Time Charter contracts, (iv) two Cape-Size Bulk Carriers, one Panamax-Size Bulk Carrier, and two Handymax-size Bulk Carriers Newbuildings  in which we own a 50% interest.

Costs of all major property additions and betterments are capitalized.  Ordinary maintenance and repair costs are expensed as incurred.  Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired.  Capitalized interest totaled $698,000 for the year ended December 31, 2008 and $197,000 for the year ended December 31, 2007.  Capitalized interest was calculated based on our weighted average interest rate on our outstanding debt.  No interest was capitalized in 2006.

We monitor our fixed assets for impairment and perform an impairment analysis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when triggering events or circumstances indicate a fixed asset may be impaired.  Events may include a decrease in the market price of the long-lived asset (asset group) or a significant change in the way the asset is being used. Once it is determined that an event may cause an impairment, a comparison is done which shows the net book value of the asset  against the estimated undiscounted future cash flows the asset will generate over the remaining useful life of the asset. It is possible that our asset impairment review would include a determination of the asset’s fair value based on a third-party evaluation or appraisal. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. In 2008, we did not record any losses with respect to recoverability of our long-lived assets.
During 2006, in accordance with SFAS No. 144, we recorded an impairment loss of $8,866,000 to write-down our net investment in our Rail-Ferry terminal located in New Orleans, Louisiana on the MR-GO.  That waterway was effectively closed for long-term deep draft shipping when Congress indefinitely suspended dredging.  This resulted in the need for us to relocate the U.S. operations of the Rail-Ferry Service during 2007 to Mobile, Alabama.

Index of Financial Statements
Drydocking Costs
We defer certain costs related to the drydocking of our vessels.  Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years). Because drydocking charges can be material in any one period, we believe that the capitalization and amortization of these costs over the drydocking period provides a better matching with the future revenue generated by our vessel. We capitalize only those costs that are incurred to meet regulatory requirements. Normal repairs, whether incurred as part of the drydocking or not, are expensed as incurred (See Note K – Deferred Charges and Acquired Contract Costs on Page F-13).

Deferred Financing Charges and Acquired Contract Costs
We amortize our deferred financing charges and acquired contract costs over the terms of the related financing agreements and contracts (See Note K – Deferred Charges and Acquired Contract Costs on Page F-13).

Self-Retention Insurance
We maintain provisions for estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs.  Our policy is to establish self-insurance provisions for each policy year based on our estimate of the eventual claims’ settlement cost.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates (See Note E – Self-Retention Insurance on Page F-9).

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

The Jobs Creation Act, which first applied to us on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and our international flag shipping operations.  We made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the “tonnage tax” regime rather than under the usual U.S. corporate income tax regime (See Note G – Income Taxes on Page F-11).

Foreign Currency Transactions
Certain of our revenues and expenses are converted into or denominated in foreign currencies, primarily the Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso, Indian Rupee, Australian Dollar, and Japanese Yen.  All exchange adjustments are charged or credited to income in the year incurred. We recognized an exchange gain of $35,000, $11,000 and $162,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Dividend Policy
The payment of stock dividends is at the discretion of our board of directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008.  On December 1, 2008 the Company’s shareholders were paid a $.50 cash dividend for each share of common stock held on the record date of November 14, 2008.  The total amount paid was $3,591,000.

Earnings Per Share
Basic earnings per share was computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under stock options and restricted stock grants using the treasury stock method and convertible preferred stock using the if-covered method for the periods with outstanding preferred stock. (See Note C - Converted Exchangeable Preferred Stock on Page F-9).

Derivative Instruments and Hedging Activities
Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through Stockholders’ Investment in Other Comprehensive Income (Loss).  We currently employ, or have employed in the recent past, interest rate swap agreements, foreign currency contracts, and commodity swap contracts (See Note O - Fair Value of Financial Instruments and Derivatives on Page F-14).

Stock-Based Compensation
Prior to January 1, 2006, we accounted for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense was recognized for employee stock options issued under the Stock Incentive Plan if the exercise price of the options equals the market price of our stock on the date of grant (See Note F – Employee Benefit Plans on Page F-10).

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Statement No. 123(R) was effective for calendar year public companies at the beginning of 2006.  Effective January 1, 2006, we adopted Statement No. 123(R), which had no impact on our financial position and results of operation.

On April 30, 2008, our Compensation Committee granted 175,000 shares of restricted stock to certain executive officers. The shares vest ratably over the respective vesting period, which ranges from three to four years. The fair value of the Company’s restricted stock, which is determined using the average stock price as of the date of the grant, is applied to the total shares that are expected to fully vest and is amortized to compensation expense on a straight-line basis over the vesting period (See Note U – Stock-Based Compensation on Page F-15).

SFAS No. 123(R) permits public companies to adopt its requirements using either a modified prospective method or a modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the pro forma amounts previously disclosed in the footnotes.  Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.  We have adopted this statement using the modified prospective method.

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

We account for our pension and postretirement benefit plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other Comprehensive Income (Loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end.  SFAS No. 158 does not change the determination of net periodic benefit cost included in net income or the measurement issues associated with benefit plan accounting.  For the period ended December 31, 2008, the effect of the adjustment to our underfunded status was an increase in the liability of $5.4 million, and an Other Comprehensive Loss of $4.4 million, net of taxes of $970,000.

New Accounting Pronouncements
In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  As discussed further in Note O – Fair Value of Financial Instruments and Derivatives, this statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  We adopted SFAS 157 on January 1, 2008 and the adoption had no effect on our consolidated financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities, and certain nonfinancial instruments that are similar to financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on January 1, 2008 and the adoption has had no effect on our consolidated financial position or results of operation.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging activities – an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We have not yet determined the impact of the adoption of SFAS No. 161 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with an updated framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective for fiscal years beginning after November 15, 2008.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS No. 141 (R)).  SFAS No. 141 (R) is a revision of SFAS No. 141, but retains the fundamental requirements that the acquisition method of accounting (purchase method) be used for all business combinations.  SFAS No. 141 (R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS No. 141 (R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired to be measured at fair value at the acquisition date.  In addition, acquisition related costs must be expensed in the periods in which the costs are incurred and the services received.  SFAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008 and is not expected to have an impact on the Company’s financial position or results of operations.

Index of Financial Statements
NOTE B – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
(All Amounts in Thousands)	2008	2007
Pure Car/Truck Carriers	$97,024	$97,024
Special Purpose Vessels	107,672	106,880
Coal Carrier	92,646	92,201
Container Ships	19,911	19,911
Breakbulk Ship	5,632	5,632
Non-vessel related property, plant and equipment	31,151	37,616
Less: Accumulated depreciation	(166,931)	(147,484)
	187,105	211,780
Construction-in-progress (vessel and non-vessel)	15,844	13,863
	$202,949	$225,643

NOTE C - CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

In January of 2005, we issued 800,000 shares of 6% convertible exchangeable preferred stock, $1.00 par value, at a price of $50.00 per share.  The proceeds of the preferred stock offering, after deducting all associated costs, were $37,987,000. Each share of the preferred stock had a liquidation preference of $50 per share and was convertible into shares of our common stock based on the initial conversion price of $20.00 per share. On February 1, 2008 we completed the redemption of our 800,000 outstanding shares of 6% Convertible Exchangeable Preferred Stock.  In lieu of cash redemption, holders of 462,382 shares of the Preferred Stock elected to convert their shares into approximately 1,155,955 shares of our common stock. The remaining 337,618 outstanding shares of Preferred Stock were retired for cash (including accrued and unpaid dividends to, but excluding, the redemption date), pursuant to the terms of the Preferred Stock. As a result, we no longer have any shares of the 6% Convertible Exchangeable Preferred Stock outstanding. The total cash payment for the redemption of the Preferred Stock including the accrued and unpaid dividends was $17,306,000. We had a charge to earnings of approximately $1.371,000 in the first quarter of 2008 from the redemption of the Preferred Stock. (See Note T – Accumulated Other Comprehensive Income (Loss) on Page F-15)

NOTE D – LONG-TERM DEBT

Long-term debt consisted of the following:
( in thousands)		Interest Rate			Total Principal Due
		December 31,	December 31,	Maturity	December 31,	December 31,
Description		2008	2007	Date	2008	2007
Secured:
Notes Payable – Variable Rate	*	4.4763%	6.200%	2015	$ 23,334	$ 26,000
Notes Payable – Variable Rate	*	0.9300%	4.3219%	2012	13,580	13,720
Notes Payable – Variable Rate	**	5.0119%	6.18-6.45%	2013	51,793	59,261
Notes Payable – Variable Rate	*	1.7475%	1.8713%	2010	51,419	44,223
Line of Credit		N/A	N/A	2010	-	-
					140,126	143,204
		Less Current Maturities			(13,285)	(12,681)
					$ 126,841	$ 130,523

*  We have interest rate swap agreements in place to fix the interest rates on our variable rate notes payable expiring in 2015, 2012 and 2010 at 4.41%, 5.17% and 1.15%, respectively.  After applicable margin adjustments, the effective interest rates on these notes payable are fixed at 5.41%, 4.67% and 2.00%, respectively. The swap agreements are for the same terms as the associated notes payable.

** We have three interest rate swap agreements currently effective to fix the interest rate on this variable note payable through 2010 at 4.68%, 3.96% and 3.46% respectively.  After applicable margin adjustments, the effective interest rates on the swapped portion of these notes payable are 5.68%, 4.96% and 4.46%, respectively.  Two of these swap agreements end in 2010 and we have entered into additional swap agreements to effectively fix the interest rate on the remaining period of the loan at 2.69% and 2.45%.

    Our variable rate notes payable and our line of credit are secured by assets with an aggregate net book value of $162,090,000 as of December 31, 2008, and by a security interest in certain operating contracts and receivables. The aggregate principal payments required as of December 31, 2008, for each of the next five years are $13,285,000 in 2009, $58,683,000 in 2010, $10,590,000 in 2011, $22,980,000 in 2012, and $24,588,000 in 2013.

    In August 2007, we reduced our $50 million credit facility to $35 million.  As of December 31, 2008, we had $6.4 million of our $35 million revolving credit facility, which expires in March of 2010, pledged as collateral for letters of credit.  The remaining $28.6 million of that credit facility was available as of December 31, 2008.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility.

    Most of our debt agreements, among other things, impose defined minimum working capital and net worth requirements, impose leverage requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.  As of December 31, 2008, we met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios, and believe we will continue to meet these requirements throughout 2009, although we can give no assurance to that effect.

    Certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We have consistently remained in compliance with this provision of the loan agreements.

NOTE E – SELF-RETENTION INSURANCE

We are self-insured for Hull and Machinery claims in excess of $150,000/Hull and $250,000/ Machinery for each incident.  Loss of Hire claims are self-insured in excess of 14 days/Hull, and 21 days/Machinery up to an aggregate stop loss amount of $1,000,000/Hull and an additional $1,000,000/Machinery per policy year.  Once the aggregate stop loss amount is exceeded, we have coverage up to limits provided. The estimate of our self-insurance exposure for the policy year beginning June 27, 2008 is approximately $1,700,000.
Protection and Indemnity claims, including cargo and personal injury claims, are not included in our self-retention insurance program.  We have third party insurance coverage for these claims with deductible levels ranging from $100,000 to $500,000 per incident depending on vessel type.  Our estimates of exposure for claims under these deductible levels is approximately $1,600,000 for the policy year beginning February 20, 2008.
The current and non-current liabilities for self-insurance exposure and for claims under the deductible levels were $641,000 and $2,779,000, respectively, for the year ended December 31, 2008.  The current and non-current liabilities were $1,754,000 and $4,328,000, respectively, for the year ended December 31, 2007.

Index of Financial Statements
NOTE F – EMPLOYEE BENEFIT PLANS

Pension and Postretirement Benefits
We maintain a defined benefit pension plan (the “Retirement Plan”) for employees hired prior to September 1, 2006, and all such employees of our domestic subsidiaries who are not covered by union sponsored plans may participate after one year of service. Employees hired on or after September 1, 2006 with at least one year of service as of June 30, 2008, were eligible to participate in the new Cash Balance Plan as of July 1, 2008.  Computation of benefits payable under the defined pension plan is based on years of service, up to thirty years, and the employee's highest sixty consecutive months of compensation, which is defined as the participant’s base salary plus overtime (excluding incentive pay), bonuses or other extra compensation, in whatever form.  Our funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation.  Plan assets consist primarily of investments in equity and fixed income mutual funds and money market holdings.  The target asset allocation range is 40% in fixed income investments and 60% in equity investments.  The asset allocation on December 31, 2008 was 48.10% in fixed income investments and 51.90% in equity investments.  The asset allocation on December 31, 2007 was 38.96% in fixed income investments and 61.04% in equity investments.  The plan’s prohibited investments include selling short, commodities and futures, letter stock, unregistered securities, options, margin transactions, derivatives, leveraged securities, and International Shipholding Corporation securities.  The plan’s diversification strategy includes limiting equity securities in any single industry to 25% of the equity portfolio market value, limiting the equity holdings in any single corporation to 10% of the market value of the equity portfolio, and diversifying the fixed income portfolio so that no one issuer comprises more than 10% of the aggregate fixed income portfolio, except for issues of the U.S. Treasury or other Federal Agencies.  The plan’s assumed future returns are based primarily on the asset allocation and on the historic returns for the plan’s asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.  As of December 31, 2008, the plan has assets of $18,100,000 and a projected pension obligation of $22,601,000.

Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents.  The following table sets forth the plans’ changes in the benefit obligations and fair value of assets and a statement of the funded status:
(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$23,063	$23,684	$7,267	$8,048
Service Cost	597	616	18	25
Interest Cost	1,415	1,347	428	439
Plan Amendments	(34)	-	-	-
Actuarial (Gain) Loss	(1,244)	(1,057)	(392)	(38)
Benefits Paid and Expected Expenses	(1,196)	(1,138)	(614)	(620)
Medicare Part D Reimbursements	-	-	57	-
Curtailments	-	(409)	-	(587)
Special Termination Benefits	-	20	-	-
Benefit Obligation at End of Year	$22,601	$23,063	$6,764	$7,267

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$23,299	$22,432	$-	$-
Actual Return on Plan Assets	(5,211)	1,399	-	-
Employer Contribution	1,200	600	557	620
Benefits Paid and Actual Expenses	(1,188)	(1,132)	(614)	(620)
Medicare Part D reimbursements	-	-	57	-
Fair Value of Plan Assets at End of Year	$18,100	$23,299	$-	$-

Funded Status	$(4,501)	$236	$(6,764)	$(7,267)

Key Assumptions
Discount Rate	6.75%	6.25%	6.75%	6.25%
Rate of Compensation Increase	4.50%	5.00%	N/A	N/A

The accumulated benefit obligation for the pension plan was $20,472,000 and $20,314,000 at December 31, 2008 and 2007, respectively.

The following table shows amounts recognized in accumulated other comprehensive income:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
Prior Service Cost	$32	$-	$79	$91
Net Loss	(6,968)	(1,217)	488	96
Change in Other Comprehensive Income	$(6,936)	$(1,217)	$567	$187

The following table provides the components of net periodic benefit cost for the plans:

(All Amounts in Thousands)	Pension Plan			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost
Service Cost	$597	$616	$676	$18	$25	$63
Interest Cost	1,415	1,347	1,311	428	439	453
Expected Return on Plan Assets	(1,792)	(1,719)	(1,534)	-	-	-
Amortization of Prior Service Cost	(2)	-	-	(12)	(14)	(22)
Amortization of Net Actuarial Loss	-	12	162	-	-	-
Net Periodic Benefit Cost	$218	$256	$615	$434	$450	$494
Special Termination Benefits	-	20	10	-	-	-
Curtailment Gain	-	-	-	-	(38)	(45)
Net Periodic Benefit Cost After Special Termination Benefits and Curtailment Gain	$218	$276	$625	$434	$412	$449

Key Assumptions
Discount Rate	6.25%	5.75%	5.75%	6.75%	6.25%	5.75%
Expected Return on Plan Assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of Compensation Increase	5.00%	5.00%	5.00%	N/A	N/A	N/A

For measurement purposes, the health cost trend was assumed to be 1.7% and the dental care cost trend rate was assumed to be 7.3% in 2008 and 5% for all years thereafter. The health cost trend will increase by 7.3% in 2009 and will decrease steadily by .50% per year over the next eight years thereafter to a long-term rate of 5%. For employees over 65, the health cost trend was assumed to be 1.7% and the dental care cost trend was assumed to be 7.3% in 2008 and 5% for all years thereafter. The health cost trend will increase by 7.3% in 2009 and will decrease steadily by .50% per year over the next eight years thereafter to a long-term rate of 5%.  A one percent change in the assumed health care cost trend rates would have the following effects:

(All Amounts in Thousands)	1% Increase	1% Decrease
Change in total service and interest cost components
for the year ended December 31, 2008	$41	$(35)
Change in postretirement benefit obligation as of December 31, 2008	657	(558)

The following table provides the expected future benefit payments as of December 31, 2008:
(All Amounts in Thousands)
Fiscal Year Beginning	Pension Plan	Postretirement Benefits
2009	$1,250	$535
2010	1,306	548
2011	1,395	554
2012	1,420	548
2013	1,483	551
2014-2018	8,348	2,629

We continue to evaluate ways in which we can better manage these benefits and control the costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of reported obligation and annual expense.
Crew members on our U.S. flag vessels belong to union-sponsored pension plans.  We contributed approximately $2,588,000, $2,499,000, and $2,353,000 to these plans for the years ended December 31, 2008, 2007, and 2006, respectively.  These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members.  Information from the plans’ administrators is not available to permit us to determine whether there may be unfunded vested benefits.
In December of 2003, the Medicare Prescription Drug, Improvements, and Modernization Act of 2003 (“Act”) was signed into law.  In addition to including numerous other provisions that have potential effects on an employer’s retiree health plan, the Act includes a special subsidy beginning in 2006 for employers that sponsor retiree health plans with prescription drug benefits that are at least as favorable as the new Medicare Part D benefit.  We have determined that our plan is actuarially equivalent and as such we qualify for this special subsidy.  The law resulted in a decrease in our annual net periodic benefit cost.

401(k) Savings Plan
We provide a 401(k) tax-deferred savings plan to all full-time employees. We match 50% of the employee’s first $2,000 contributed to the plan annually.  We contributed $109,000, $110,000 and $108,000 to the plan for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Incentive Plan
In April of 1998, we established a stock-based compensation plan, the Stock Incentive Plan (the “Plan”), which was fully depleted upon issuance of the restricted stock in April 2008 noted below.  Under the Plan, we granted incentives to our eligible Plan participants for up to 650,000 shares of common stock.  The exercise price of each option equals the market price of our stock on the date of grant.  In July of 1999, options to purchase 475,000 shares of common stock were granted to certain qualified participants at an exercise price of $14.125 per share. All options vested immediately upon the grant date and were immediately exercisable. No options were granted during 2008, 2007, or 2006.  A total of  400,000 and 32,900 options were exercised in 2007, and 2006 respectively.  There were no remaining options outstanding during 2008.
On April 30, 2008, our Compensation Committee granted 175,000 shares of restricted stock to certain executive officers. The shares vest ratably over the respective vesting period, which ranges from three to four years. The fair value of the Company’s restricted stock, which is determined using the average stock price as of the date of the grant, is applied to the total shares that are expected to fully vest and is amortized to compensation expense on a straight-line basis over the vesting period.
In early 2009, our Board of Directors approved a new stock incentive plan to replace the Plan.

Life Insurance
We have agreements with the two former Chairmen of the Company whereby their estates will be paid approximately $822,000 and $626,000, respectively, upon death.  We reserved amounts to fund a portion of these death benefits, which amount to $822,000, and hold an insurance policy to cover the remaining liability.  The cash surrender value of the insurance policy was approximately $64,000 and $74,000 as of December 31, 2008 and 2007, respectively.

F10

Index of Financial Statements

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
The American Jobs Creation Act, which became effective for us on January 1, 2005, changed the United States tax treatment of our U.S. flag vessels and our international  flag shipping operations operating in CFCs.
In December of 2004, we made an election under the Jobs Creation Act to have our U.S. flag operations (other than those of two ineligible vessels used exclusively in United States coastwise commerce) taxed under the “tonnage tax” regime rather than under the usual U.S. corporate income tax regime.  As a result of that election, our gross income and taxable income for United States income tax purposes with respect to our eligible U.S. flag vessels will not include (1) income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of our qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.
Under the tonnage tax regime, our taxable income with respect to the operations of our eligible U.S. flag vessels will instead be based on a “daily notional taxable income,” which is taxed at the highest corporate income tax rate.  In 2008, we had taxable income of $282,000 on vessels qualifying under the tonnage tax regime as compared to taxable income of $19,519,000 that would have been subject to the U.S. corporate income tax regime prior to the election.
Under the Jobs Creation Act, the taxable income from shipping operations of the Company’s CFCs will generally no longer be subject to current United States income tax but will be deferred.  In December of 2004, we established a valuation allowance of $4,330,000 on the net deferred tax asset associated with the foreign deficit carry-forwards that were no longer supportable as a result of the Jobs Creation Act, the impact of which is included in our deferred tax provision.  We were able to release $417,000, $3,177,000, and $736,000 of the valuation allowance during 2007, 2006, and 2005, respectively.  This reduction of the valuation allowance is attributed to our CFCs’ generation of earnings not subject to U.S. taxation during 2007.  Since those earnings are not subject to U.S. taxation, the earnings can be used to offset foreign deficits.  None of the valuation allowance remains at December 31, 2008.
Our Federal income tax returns are filed on a consolidated basis and include the results of operations of our wholly-owned U.S. subsidiaries.  Pursuant to the Tax Reform Act of 1986, the recognition of earnings of foreign subsidiaries, which were $1,243,000 in 2008, $1,817,000 in 2007, and $13,933,000 in 2006, have been included in our federal tax provision calculations.  No foreign tax credits are expected to be utilized on the federal return as of December 31, 2008.

Components of the net deferred tax liability/(asset) are as follows:
	December 31,	December 31,
(All Amounts in Thousands)	2008	2007

Liabilities:
Fixed Assets	$19,063	$15,395
Deferred Charges	3,316	2,338
Unterminated Voyage Revenue/Expense	71	72
Insurance and Claims Reserve	68	471
Other Liabilities	1,723	6,570
Total Liabilities	24,241	24,846
Assets:
Post-Retirement Benefits	(77)	(401)
Alternative Minimum Tax Credit	(4,577)	(4,577)
Net Operating Loss Carryforward/Unutilized Deficit	(8,541)	(7,369)
Work Opportunity Credit	(60)	(293)
Other Assets	(6,093)	(3,134)
Total Assets	(19,348)	(15,774)
Total Deferred Tax Liability, Net	$4,893	$9,072

The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate –expense (benefit):

             Year Ended December 31,
	2008	2007	2006
Statutory Rate	35.00%	35.00%	35.00%
State Income Taxes	0.36%	2.26%	0.03%
Effect of Tonnage Tax Rate	(42.76)%	(50.00)%	(20.99)%
Foreign Earnings-Indefinitely Reinvested	(6.84)%	(26.39)%	-
Foreign Earnings	4.23%	12.90%	-
Change in Valuation Allowance	-	(10.92)%	(11.92)%
Permanent Differences and Other, Primarily Non-deductible Expenditures	2.94%	1.36%	5.02%
	(7.07)%	(35.79)%	7.14%

Foreign income taxes of $525,000, $492,000, and $544,000 are included in our consolidated statements of income in the Provision for Income Taxes for the years ended December 31, 2008, 2007, and 2006, respectively.  We pay foreign income taxes in Indonesia.
For U.S. federal income tax purposes, in 2008, we generated $3,349,000 in net operating loss carryforwards (“NOLs”).  The NOL balance at December 31, 2008 of approximately $24,402,000, if not used, will expire in 2025 through 2028.  We also have approximately $4,577,000 of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, we have NOLs of approximately $31,315,000 available to reduce future state taxable income.  These NOLs expire in varying amounts beginning in year 2010 through 2028.
We had total income from continuing operations before (benefit) provision for income taxes and equity in net income of unconsolidated entities of $12,399,000, $3,812,000, and $14,505,000 for 2008, 2007, and 2006, respectively. Income (loss) from continuing U.S. operations was $11,282,000, $308,000 and $(1,429,000) and income (loss) from continuing foreign operations was $1,117,000, $3,504,000 and $15,934,000 for 2008, 2007 and 2006, respectively.
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 provides guidance on the measurement and recognition in accounting for income tax uncertainties.  We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the adoption, we recognized no adjustment to the liability for income tax benefits that existed as of December 31, 2006.
It is our policy to recognize interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively.  All of our unrecognized tax benefits may impact our effective tax rate if recognized.
We file income tax returns in the U.S. federal and various state and foreign jurisdictions.  The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction.  Our U.S. income tax returns for 2004 and subsequent years remain open to examination.

A reconciliation of the total amounts of unrecognized tax benefits follows:
               2008             2007
Total unrecognized tax benefits as of January 1, ………………………       ………$1,400          $1,051
    Increases (decreases) in unrecognized tax benefits as a result of:
                      Tax positions taken during a prior year…………………………………………       -                    -
        Tax positions taken during the current year…………………………………….     455              349
        Settlements with taxing authorities……………………………………………..       -                     -
        Lapse of applicable statute of limitations……………………………………….      -                     -
Total unrecognized tax benefits as of December 31, …………………………..        $1,855         $1,400

Index of Financial Statements
NOTE H – TRANSACTIONS WITH RELATED PARTIES

We own a 50% interest in RTI Logistics L.L.C. (“RTI”) (See Note M-Unconsolidated Entities on Page F-14).  At December 31, 2008, we had two long-term receivables of $1,940,000 and $310,000, respectively, due from RTI.  The long-term portion of both of these receivables is included in Due from Related Parties.  Interest income on the $1,940,000 receivable is earned at the rate of 5% per year for seven years.  A total of $25,000 was repaid in 2008 on this receivable.  Interest income on the $310,000 receivable is earned at the rate of 6% per year, and the receivable along with interest income is payable on demand.
We own a 49% interest in Terminales Transgolfo  (“TTG”) (See Note M- Unconsolidated Entities on Page F-14).  At December 31, 2008, we had a long-term receivable of $4,459,000 due from TTG.  The long-term portion of this receivable is included in Due from Related Parties.  Interest income on this receivable is earned at the rate of 7.65% per year for seven years.
               A son of one of our Directors serves as our Secretary and is a partner in, and member of the Board of Directors of, the law firm of Jones, Walker, Waechter, Poitevent, Carrere and Denegre, which has represented us since our inception.  Another son of one of our former Directors serves as our Assistant Secretary and is a partner in the same law firm and serves on their Board of Directors.  Fees paid to the firm for legal services rendered to us were approximately $1,099,000, $735,000, and $886,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  There were no amounts due to the legal firm at December 31, 2008 and $20,000 due at December 31, 2007, which was included in Accounts Payable and Accrued Liabilities.

NOTE I - COMMITMENTS AND CONTINGENCIES

Commitments
As of December 31, 2008, 23 vessels that we own or operate were committed under various contracts extending beyond 2008 and expiring at various dates through 2019.  Certain of these agreements also contain options to extend the contracts beyond their minimum terms.
Approximately $6,361,000 of our $35,000,000 line of credit is maintained to cover standby letters of credit required on certain of our contracts.
On September 21, 2007, our wholly-owned subsidiary, East Gulf Shipholding, Inc. (“EGS”), entered into a SHIPSALES contract to purchase one 6400 CEU Newbuilding PCTC. Upon signing of the agreement, East Gulf Shipholding paid an initial 20% installment of approximately $13.7 million. The next two installments of 10% each are due upon keel-laying of the Vessel and launching of the Vessel, both of which are projected to be due in 2009. The final payment of 60% is due upon delivery of the vessel, scheduled for 2010. The initial installment amount was recorded as Vessel, Property & Other Equipment on the balance sheet and will not begin depreciating until the vessel is placed in service.

Contingencies
In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters.  While we believe that we have meritorious defenses against these claims, our management has used significant estimates in determining our potential exposure.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  As is true of all estimates based on historical experience, these estimates are subject to some volatility.  However, because our total exposure is limited by our aggregate stop loss levels (see Note E on Page F-9 for further discussion of our self-retention insurance program), we believe that our exposure is within our estimated levels.  Where appropriate, we have recorded provisions, included in Other Long-Term Liabilities: Other, to cover our potential exposure and recorded anticipated recoveries from insurance companies, included in Other Assets.  Although it is difficult to predict the costs of ultimately resolving such issues, we have determined that our current insurance coverage is sufficient to limit any additional exposure to an amount that would not be material to our financial position.  Therefore, we do not expect such changes in these estimates to have a material effect on our financial position or results of operations, although we cannot provide assurances to this effect.
We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries may mitigate our exposure.  Our current overall exposure to the numerous lawsuits in question, after considering insurance coverage for these claims, has been estimated by our lawyers and internal staff to be approximately $280,000.  We believe those estimates are reasonable and have established reserves accordingly.  Our reserves for these lawsuits as of December 31, 2008 and 2007 were approximately $276,000 and $350,000, respectively.  There is a reasonable possibility that there will be additional claims associated with occupational diseases asserted against us. However, we do not believe that it is reasonably possible that our exposure from those claims will be material because (1) the lawsuits filed since 1989 claiming damages related to occupational diseases in which we have been named as a defendant have primarily involved seamen that served on-board our vessels and the number of such persons still eligible to file a lawsuit against us is diminishing and (2) we believe such potential additional claims, if pursued, would be covered under an indemnification agreement with a previous owner of one of our subsidiaries and/or under one or more of our existing insurance policies with deductibles ranging from $2,500 to $25,000 per claim.

NOTE J - LEASES

Direct Financing Leases
In 2007, we entered into a direct financing lease of a U.S. flag PCTC expiring in 2010; in 2005, we entered into a direct financing lease of a U.S. flag PCTC expiring in 2015; and, in 1999, we entered into a direct financing lease of a international flag PCTC expiring in 2019.  The schedule of future minimum rentals to be received by us under these direct financing leases in effect at December 31, 2008, is as follows:

Receivables Under Financing Leases
(All Amounts in Thousands)
Year Ended December 31,
2009	$ 17,528
2010	62,043
2011	13,096
2012	13,117
2013	13,097
Thereafter Total Minimum Lease Payments Receivable	46,955
165,836
Estimated Residual Value of Leased Property	8,051
Less Unearned Income	(57,040)
Total Net Investment in Direct Financing Leases	116,847
Current Portion	(7,874)
Long-Term Net Investment in Direct Financing Leases at December 31, 2008	$ 108,973

Operating Leases
       As of December 31, 2008, the Company is obligated under certain operating leases for vessels and for office space. The Company is currently committed to leases for three vessels with terms expiring on July 2013, July 2016, and August 2017. The vessels under these leases are operated under fixed charter agreements covering the terms of the respective leases.
Our operating lease agreements have fair value renewal options and fair value purchase options.  Most of the agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.
The Mobile corporate office lease, which commenced on April 1, 2007, has a twenty year term with periodic graduating payments that are accounted for on a straight line basis. We incurred $730,000 in leasehold improvements and were provided with incentives in the amount of $1.4 million, both of which are amortized over the life of the lease with the incentives amortized as a credit to rent expense. In October 2008, the Company renewed its lease agreement on its New York office space under a ten year term with the first nine months as free rent and includes periodic graduating payments. The rent expense is amortized on a straight line basis. In addition, we expect to incur approximately $500,000 in leasehold improvements which will be amortized over the life of the lease. The Company also leases a Shanghai office, with the current term expiring in 2011.
In addition to those operating leases with terms expiring after December 31, 2008, we also operated certain vessels under short-term operating leases during 2008.
Rent expense related to all of our operating leases totaled approximately $33,837,000, $31,886,000 and $30,704,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2008:

	Payments Under Operating Leases
(All Amounts in Thousands)	U.S. Flag Vessels	International Flag Vessel	Other Leases	Total
Year Ended December 31,
2009	$8,722	$6,340	$906	$15,968
2010	8,203	6,340	919	15,462
2011	8,203	6,340	931	15,474
2012	8,203	6,340	931	15,474
2013	6,170	6,340	954	13,464
Thereafter	13,361	15,850	11,074	40,285

Total Future Minimum Payments	$52,862	$47,550	$15,715	$116,127

Index of Financial Statements
NOTE K - DEFERRED CHARGES AND ACQUIRED CONTRACT COSTS

Deferred charges and acquired contract costs are comprised of the following:

	December 31,	December 31,
(All Amounts in Thousands)	2008	2007
Drydocking Costs	$10,855	$13,062
Financing Charges and Other	1,784	2,275
Acquired Contract Costs	1,819	3,274
	$14,458	$18,611

The Acquired Contract Costs represent the portion of the purchase price paid for Waterman Steamship Corporation applicable to that company’s three U.S. flag RO/RO vessels under maritime prepositioning ship contract agreements, which expire in 2009 and 2010.  The amortization expense for each of the years ended December 31, 2008 and 2007 was $1,455,000.  The estimated annual amortization expense is $1,455,000 for 2009 and $364,000 for 2010.

NOTE L - SIGNIFICANT OPERATIONS

Major Customers
We have several medium to long-term contracts related to the operations of various vessels (See Note I – Commitments and Contingencies on Page F-12), from which revenues represent a significant amount of our total revenue.  Revenues from the contracts with the MSC were $29,988,000, $32,387,000 and $31,796,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
We have six U.S. flag PCTCs, also under the MSP, five of which carry automobiles from Japan to the United States for a Japanese charterer, and one which carries for Far East charterers.  Revenues, including MSP revenue, were $50,208,000, $43,945,000 and $44,908,000 for the years ended December 31, 2008, 2007, and 2006, respectively.
We have four international flag PCTCs under various contracts that transport automobiles from South Korea to the United States and Europe.  Revenues under these contracts were $26,065,000, $23,645,000 and $19,108,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
All of the aforementioned revenues are included in our Time Charter segment.
We have two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  Revenues from this service were $39,410,000, $21,235,000 and $18,427,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Revenues from these two Special Purpose vessels are included in our Rail-Ferry segment.

Concentrations
A significant portion of our traffic receivables is due from contracts with the MSC and transportation of government sponsored cargo.  There are no concentrations of receivables from customers or geographic regions that exceed 10% of stockholders’ investment at December 31, 2008 or 2007.
With only minor exceptions related to personnel aboard certain international flag vessels, all of our shipboard personnel are covered by collective bargaining agreements under multiple unions.  The percentage of the Company’s total work force that is covered by these agreements is approximately 78.2%.  One of these contracts representing 10% of our workforce expires on December 31, 2009.

Geographic Information
We have operations in several principal markets, including international service between U.S. Gulf and East Coast ports and ports in Mexico and the Far East, and domestic transportation services along the U.S. Gulf and East Coast.  Revenues attributable to the major geographic areas of the world are presented in the following table.  Revenues for our Time Charter Contracts, Contract of Affreightment, Rail-Ferry Service, and Other segments are assigned to regions based on the location of the customer.  Because we operate internationally, most of our assets are not restricted to specific locations.  Accordingly, an allocation of identifiable assets to specific geographic areas is not applicable.

	Year Ended December 31,
(All Amounts in Thousands)	2008	2007	2006
United States	$110,647	$101,638	$96.786
Asian Countries	87,329	74,091	69,197
Rail-Ferry Service Operating Between U.S. Gulf and Mexico	39,410	21,235	18,427
Other Countries	1,094	146	1,054
Total Revenues	$238,480	$197,110	$185,464

Operating Segments
Our operating segments are identified primarily based on the characteristics of the contracts or terms under which the fleet of vessels are operated.  Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.  Our operating segments are identified and described below.
Time Charter Contracts: Time charters are contracts by which our charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel.  Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Our Time Charter Contracts include contracts with Far Eastern shipping companies for ten PCTCs, with an electric utility for a conveyor-equipped, self-unloading Coal Carrier, and with a mining company providing ocean transportation services at its mine in Papua, Indonesia.  Also included in this segment are contracts under which the MSC charters three RO/ROs that are under an operating contract, and contracts with another shipping company for four container vessels.
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

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$175,384	$19,195	$39,410	$4,491	$238,480
Intersegment Revenues (Eliminated)	-	-	-	19,626	19,626
Intersegment Expenses (Eliminated)	-	-	-	(19,626)	(19,626)
Voyage Expenses	125,058	17,553	32,136	2,072	176,819
Depreciation and Amortization	21,499	977	6,016	45	28,537
Gross Voyage Profit	35,735	1,642	1,909	2,407	41,693
Interest Expense	4,803	-	1,502	581	6,886
Segment Profit	30,932	1,642	407	1,826	34,807
Segment Assets	227,821	3,933	67,470	27,155	326,380
Expenditures for Segment Assets	4,438	169	1,694	1,894	8,195
2007
Revenues from External Customers	$157,333	$16,652	$21,235	$1,890	$197,110
Intersegment Revenues (Eliminated)	-	-	-	14,245	14,245
Intersegment Expenses (Eliminated)	-	-	-	(14,245)	(14,245)
Voyage Expenses	116,825	10,940	18,406	841	147,012
Depreciation and Amortization	23,231	2,046	5,223	601	31,101
Gross Voyage Profit (Loss)	25,198	4,100	(1,566)	1,044	28,776
Interest Expense	7,122	625	2,172	(157)	9,762
Gain on Sale of Other Asset	-	-	-	12	12
Segment Profit (Loss)	18,076	3,475	(3,738)	1,213	19,026
Segment Assets	242,202	4,946	102,988	1,326	351,462
Expenditures for Segment Assets	32,620	3,932	12,630	16,700	65,882
2006
Revenues from External Customers	$148,581	$16,081	$18,427	$2,375	$185,464
Intersegment Revenues (Eliminated)	-	-	-	13,582	13,582
Intersegment Expenses (Eliminated)	-	-	-	(13,582)	(13,582)
Voyage Expenses	106,255	9,522	19,734	1,967	137,478
Depreciation and Amortization	18,267	2,744	4,598	86	25,695
Impairment Loss	-	-	(8,866)	-	(8,866)
Gross Voyage Profit (Loss)	28,517	4,142	(14,002)	397	19,054
Interest Expense	7,562	1,399	2,154	32	11,147
Segment Profit (Loss)	20,955	2,743	(16,156)	365	7,907
Segment Assets	184,659	32,468	83,082	14,312	314,521
Expenditures for Segment Assets	6,990	-	16,429	6,812	30,231

In 2007, we elected to discontinue our U.S. flag LASH service and our International LASH service.  Those services were reported in the Liner Services segment in previous periods.  Financial information for all periods presented have been restated to remove the effects of those operations from the Liner Services segment to reflect the reclassification from continuing to discontinued operations.

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Year Ended December 31,
Profit or Loss:	2008	2007	2006
Total Profit for Reportable Segments	$34,807	$19,026	$7,907
Unallocated Amounts:
Administrative and General Expenses	(21,414)	(18,158)	(17,609)
Gain on Sale of Investment	(148)	352	23,058
Investment Income	525	2,592	1,397
(Loss) on Early Extinguishment of Debt	-	-	(248)
(Loss) on Redemption of Preferred Stock	(1,371)	-	-

Income from Continuing Operations Before (Benefit) Provision for Income Taxes and Equity in Net Income of Unconsolidated Entities	$12,399	$3,812	$14,505

	December 31,	December 31,
Assets:	2008	2007
Total Assets for Reportable Segments	$326,380	$351,462
Unallocated Amounts:
Current Assets	90,305	61,843
Investment in Unconsolidated Entities	5,803	16,326
Due from Related Parties	6,195	5,897
Other Assets	5,428	5,127
Total Assets	$434,111	$440,655

Index of Financial Statements
NOTE M - UNCONSOLIDATED ENTITIES

Bulk Carriers

In 2003, we acquired a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk”) for $3,479,000, which owns 100% of subsidiary companies currently owning two Capesize Bulk Carriers, one Panamax Bulk Carriers and two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  For the years ended December 31, 2008, 2007 and 2006, our portions of earnings net of taxes were $21,239,000, $6,659,000 and $4,131,000, respectively.  We received dividends of $31,500,000, $4,400,000 and $800,000 in 2008, 2007 and 2006, respectively. The 2008 amount included a cash distribution for our share of the proceeds from Dry Bulk’s subsidiary company’s sale of a Panamax Bulk Carrier in the amount of $25.5 million in July 2008.

The unaudited condensed financial position and results of operations of Dry Bulk are summarized below:

	December 31,	December 31,
(Amounts in Thousands)	2008	2007
Current Assets	$5,700	$6,783
Noncurrent Assets	95,049	119,129
Current Liabilities	1,709	525
Noncurrent Liabilities	95,712	102,146

	Year Ended December 31,
(Amounts in Thousands)	2008	2007	2006
Operating Revenues	$25,682	$30,778	$25,174
Operating Income	14,249	18,959	13,846
Net Income	42,129	12,699	7,089

Terminal Management Company

In 2000, we acquired a 50% interest in Terminales Transgolfo (“TTG”) for $228,000, which operates a terminal in Coatzacoalcos, Mexico, utilized by our Rail-Ferry Service.  During 2005, the other unaffiliated 50% owner of TTG acquired 1% of our 50% interest in TTG.   As of December 31, 2008, we have a 49% interest in TTG.  In 2006, TTG began making improvements to the terminal in Mexico to accommodate the second decks that were added to the two vessels operating in our Rail-Ferry Service during the first half of 2007.  We are funding 49% of the cost of the terminal improvements, of which 30% is a capital contribution and is reported as an investment in unconsolidated entities.  The remaining 70% is a loan to TTG (see Note H-Transactions with Related Parties on Page F-12).  During the years ended December 31, 2008, 2007 and 2006, we made capital contributions of $120,000, $1,004,000 and $950,000 respectively, associated with funding improvements to the terminal.  The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  No distributions were made by TTG during 2008, 2007 and 2006.  As of December 31, 2008 and 2007, TTG owed us $4,459,000 and $4,181,000, respectively. (See Note H- Transactions with Related Parties on Page F-12).

Transloading and Storage Facility Company

In 2005, we acquired a 50% interest in RTI Logistics L.L.C. (“RTI”), which owns a transloading and storage facility that was used in our Rail-Ferry Service, for $1,587,000.  We purchased our shares from a former owner at a premium, which resulted in a difference of approximately $973,000 between our investment in RTI and the underlying equity in net assets of the subsidiary.  Additional investments of approximately $386,000 were made in 2006. The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  The Company’s interest in the earnings from the date of this investment through December 31, 2008, was immaterial.  No distributions were made by RTI during 2008, 2007 and 2006.  We have also loaned funds to RTI, and as of December 31, 2008 and 2007, RTI owed us $2,250,000 and $2,275,000, respectively (See Note H- Transactions with Related Parties on Page F-12).

NOTE N - SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(All Amounts in Thousands)	2008	2007	2006

Cash Payments:
Interest Paid	$7,589	$9,874	$10,949
Taxes Paid	597	528	557

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The estimated fair values of our financial instruments and derivatives are as follows (asset/ (liability)):

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
(All Amounts in Thousands)	Amount	Value	Amount	Value
Interest Rate Swap Agreements	$(10,746)	$(10,746)	$(1,428)	$(1,428)
Foreign Currency Contracts	$(1,290)	$(1,290)	$(2)	$(2)
Long-Term Debt	$(140,126)	$(140,126)	$(143,204)	$(143,204)

Disclosure of the fair value of all balance sheet classifications, including but not limited to certain vessels, property, equipment, direct financing leases, or intangible assets, which may have a fair value in excess of historical cost, is not required.  Therefore, this disclosure does not purport to represent the Company’s fair value.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Interest Rate Swap Agreements
We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The Company’s interest rate swaps are accounted for as effective cash flow hedges,. Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss). As of December 31, 2008, the Company has the following swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
9/18/07	9/10/10	¥4,659,090,910	1.15%	Fixed
9/28/07	9/30/10	$17,264,333	4.68%	Fixed
12/31/07	9/30/10	$17,264,333	3.96%	Fixed
11/30/05	11/30/12	$13,615,000	5.17%	Fixed
3/31/08	9/30/13	$17,264,333	3.46%	Fixed
9/30/10	9/30/13	$12,908,000	2.69%	Fixed
9/30/10	9/30/13	$12,908,000	2.45%	Fixed
9/26/05	9/28/15	$11,666,667	4.41%	Fixed
9/26/05	9/28/15	$11,666,667	4.41%	Fixed
3/15/09	9/15/20	¥ 6,200,000,000	2.065%	Fixed

Foreign Currency Contracts
We enter into forward exchange contracts to hedge certain firm purchase and sale commitments denominated in foreign currencies.  The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar cash inflows or outflows resulting from revenue collections from foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates.  The term of the currency contracts is rarely more than one year.  Our foreign currency contracts are accounted for  as effective cash flow hedges. Accordingly, the effective portion of the change in fair value is recorded in Other Comprehensive Income (Loss).

During 2007, we entered into five forward purchase contracts. Four contracts were for Mexican Pesos, the first of these was for $600,000 U.S. Dollar equivalents beginnings in July of 2007 that expired in December of 2007, the second contract was for $3,000,000 U.S. Dollar equivalents with a delivery basis of a monthly window, the third contract was for $450,000 U.S. Dollar equivalents beginning in July of 2007 that expired in December of 2007, and the fourth contract was for $1,800,000 U.S. Dollar equivalents beginning in January of 2008 that expired in December of 2008. The other contract was for Indonesian Rupiah for $3,420,000 U.S. Dollar equivalents beginning in January of 2008 that expired in December of 2008.

During 2008, we entered into six forward purchase contracts. Four contracts were for Mexican Pesos, the first of these was for $1,500,000 U.S. Dollar equivalents beginning in January of 2009 that expires in October of 2009, the second contract was for $750,000 U.S. Dollar equivalents beginning in January 2009 that expires in October of 2009, the third contract was for $450,000 U.S. Dollar equivalents beginning in November of 2009 that expires in December of 2009 and the fourth contract was for $900,000 U.S. Dollar equivalents beginning in January of 2009 that expires in December of 2009. The other two contracts were for Indonesian Rupiah, one for $2,100,000 U.S. Dollar equivalents beginning in January of 2009 that expires in December of 2009, and the second contract was for $1,500,000 U.S. Dollar equivalents beginning in January of 2009 that expires in December of 2009. There were no forward sales contracts as of December 31, 2008 or 2007.

Long-Term Debt
The fair value of our debt is estimated based on the current rates offered to us on outstanding obligations.

Amounts Due from Related Parties
The carrying amount of these notes receivable approximated fair market value as of December 31, 2008 and 2007.  Fair market value takes into consideration the current rates at which similar notes would be made.

Marketable Securities
We have categorized all marketable securities as available-for-sale.  The following table shows the cost basis, fair value and unrealized gains or losses recorded to Accumulated Other Comprehensive Income (Loss) for each security type at December 31, 2008 and 2007.

(All Amounts in Thousands)	December 31, 2008
Security Type	Cost Basis	Fair Value	Unrealized Gain (Loss) Net of Taxes
Equity Securities	$3,570	$2,707	$(597)
	$3,570	$2,707	$(597)

	December 31, 2007
Security Type	Cost Basis	Fair Value	Unrealized Gain (Loss) Net of Taxes
Equity Securities	$3,708	$4,090	$247
Corporate Debt Securities	1,477	1,488	4
	$5,185	$5,578	$251

We evaluate our investments periodically for possible other-than temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value.  Based on our evaluation at December 31, 2008, we recognized an other-than-temporary impairment charge of $369,000 on available-for-sale securities.  The charge primarily related to investments in financial institutions whose market values have been materially impacted by current economic conditions.  The charge represents approximately 14% of our  investment in marketable securities at December 31, 2008.

Index of Financial Statements

NOTE P - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities:

	December 31,	December 31,
(All Amounts in Thousands)	2008	2007
Accrued Voyage Expenses	$11,294	$15,454
Trade Accounts Payable	6,985	2,676
Lease Incentive Obligation	2,955	2,876
Short Term Derivative Liability	1,290	-
Self-Insurance Liability	1,754	1,880
Accrued Salaries and Benefits	1,904	59
Other Accrued Expenses	332	601
	$26,514	$23,546

NOTE Q – DISCONTINUED OPERATIONS

The Company decided in the fourth quarter of 2006 to dispose of certain LASH Liner Service assets.  The decision was based on the belief that we could generate substantial cash flow and profit on the disposition of the assets, while improving our future operating results.  Accordingly, we sold our LASH Feeder vessel and 114 barges in the first quarter of 2007.  In the second quarter of 2007, the company sold the one remaining U.S. flag LASH vessel and 111 LASH barges.  In the third quarter of 2007, the company elected to discontinue its International LASH service by the end of 2007.  The one remaining LASH vessel and the remaining barges were sold in the first quarter of 2008.

Our U.S. flag LASH service and International LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Our financial statements have been restated to remove the effects of those operations from “Continuing Operations”.

Revenues associated with these operations for the years ended December 31, 2008, 2007 and 2006 were $220,000, $42,005,000 and $89,417,000, respectively.

NOTE R - QUARTERLY FINANCIAL INFORMATION - (Unaudited)

	(All Amounts in Thousands Except Share Data)	Quarter Ended
		March 31	June 30	Sept. 30	Dec. 31

2008	Revenues	$55,804	$58,123	$66,151	$58,402
	Expenses	49,288	50,935	49,651	46,913
	Gross Voyage Profit	6,516	7,188	16,500	11,489
	Income from Continuing Operations	217	18,025	11,191	4,790
	Net Income (Loss) from Discontinued Operations	4,597	(9)	119	120
	Net Income Available to Common Stockholders	4,726	18,016	11,310	4,910
	Basic and Diluted Earnings per Common Share:
	Net Income Available to Common Stockholders-Basic
	Continuing Operations	0.02	2.38	1.55	0.67
	Discontinued Operations	0.63	0.00	0.02	0.02
	Net Income Available to Common Stockholders-Diluted
	Continuing Operations	0.02	2.37	1.54	0.66
	Discontinued Operations	0.58	0.00	0.02	0.02

2007	Revenues	$37,532	$56,352	$51,306	$51,920
	Expenses	31,418	48,318	43,884	44,714
	Gross Voyage Profit	6,114	8,034	7,422	7,206
	Income from Continuing Operations	1,889	2,983	3,433	3,487
	Net (Loss) Gain from Discontinued Liner Service	2,851	3,970	(1,116)	(81)
	Net Income Available to Common Stockholders	4,140	6,353	1,717	2,806
	Basic and Diluted Earnings (Loss) per Common Share:
	Net Income (Loss) Available to Common Stockholders
	Continuing Operations	0.21	0.38	0.43	0.44
	Discontinued Operations	0.47	0.63	(0.17)	(0.01)
	Net Income (Loss) Available to Common Stockholders-Diluted
	Continuing Operations	0.23	0.36	0.40	0.41
	Discontinued Operations	0.35	0.48	(0.13)	(0.01)

NOTE S – EARNINGS PER SHARE
The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):
	Year Ended December 31,
	2008	2007	2006
Numerator
Net Income (Loss) Available to Common Stockholders – Basic
Continuing *	$34,135	$9,392	$15,794
Discontinued	4,827	5,624	(1,146)
	$38,962	$15,016	$14,648
Net Income (Loss) – Diluted
Continuing	$34,223	$11,792	$18,194
Discontinued	4,827	5,624	(1,146)
	$39,050	$17,416	$17,048
Denominator
Weighted Average Shares of Common Stock Outstanding:
Basic	7,314,216	6,360,208	6,116,036
Plus:
Effect of dilutive restrictive stock	22,341	-	-
Effect of dilutive stock options	-	9,265	6,542
Effect of dilutive convertible shares from preferred stock	165,000	2,000,000	2,000,000
Diluted	7,501,555	8,369,473	8,122,578

Basic and Diluted Earnings Per Common Share
Net Income (Loss) Available to Common
Stockholders – Basic
Continuing Operations	$4.67	$1.48	$2.58
Discontinued Operations	0.66	0.88	(0.18)
	$5.33	$2.36	$2.40

Net Income (Loss) Available to Common
Stockholders – Diluted
Continuing Operations	$4.56	$1.41	$2.24
Discontinued Operations	0.64	0.67	(0.14)
	$5.20	$2.08	$2.10
*Income (Loss) from Continuing Operations less Preferred Stock Dividends

NOTE T - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) is comprised of the following, net of tax:

	December 31,
	2008	2007
Unrealized gains (losses) on marketable securities	$ (597)	$ 251
Fair value of derivatives	(10,997)	(1,189)
Funding status of benefit plans	(5,254)	(1,034)
	$ (16,848)	$ (1,972)

NOTE U – STOCK BASED COMPENSATION

A summary of the activity for restricted stock awards during the year ended December 31, 2008 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-vested – January 1, 2008	-	-
Shares Granted	175,000	$18.40
Shares Vested	-	-
Shares Forfeited	-	-
Non-vested – December 31, 2008	175,000	$18.40

The following table summarizes the amortization of compensation cost, which we will include in administrative and general expenses, relating to all of the Company’s restricted stock grants as of December 31, 2008:

Grant Date	2009	2010	2011	2012	Total

April 30, 2008	$1,135,000	$894,000	$401,000	$33,000	$3,220,000

For the year ended December 31, 2008, the Company’s income before taxes and net income included $757,000 and $492,000, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.07 per share.  There was no stock compensation expense during 2007 or 2006.

NOTE V – STOCK REPURCHASE PROGRAM
On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program we have adopted under Rule 10b5-1 of the Securities Exchange Act.  Through the year ended December 31, 2008, we repurchased 491,572 shares of our common stock for $11.5 million.  Unless and until the Board otherwise provides, this program will remain open, or until we reach the 1,000,000 share limit.

NOTE W -  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Under SFAS 157, the price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, and (iii) able and willing to complete a transaction.

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

♦
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$2,707	$-	$-	$2,707
Derivative liabilities	-	(12,036)	-	(12,036)

NOTE X -  CHANGES IN ACCOUNTING ESTIMATE
In the first quarter of 2008, we adjusted the salvage value on our two container vessels and on our U.S. flag Coal Carrier.  We based this decision on expected future market values for scrap steel and the relatively short remaining economic life of those three vessels.  By reducing our depreciation expense, this adjustment increased our net income for the year ended December 31, 2008 by $2.7 million or $.36 per share.  The container vessels will be fully depreciated by the end of 2009 and the U.S. flag Coal Carrier by January of 2011.

Index of Financial Statements

INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm	S-2

Schedule II - Valuation and Qualifying Accounts and Reserves	S-3

Index of Financial Statements Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the consolidated financial statements of International Shipholding Corporation as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 6, 2009 (included elsewhere in this Form 10-K).  Our audits also included the financial statement Schedule II of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                          /s/  Ernst & Young  LLP

New Orleans, Louisiana
March 6, 2009

Index of Financial Statements Schedules

INTERNATIONAL SHIPHOLDING CORPORATION
Schedule II - Valuation and Qualifying Accounts and Reserves
(Amounts in Thousands)

				Deductions
	Balance at	Additions		for purpose for	Balance at
	beginning of	Charged to	Charged to	which accounts	end of
	period	expense	Other accounts	were set up	period
December 31, 2006:
Self-Retention Reserves	$4,040	$5,153	$-	$2,980	$6,213
Non Self-Retention Reserves	502	-	-	325	177
Custom Reserves	166	1,623	-	1,211	578
Other Reserves	1,564	1,710	-	2,020	1,254
Total	$6,272	$8,486	$-	$6,536	$8,222

December 31, 2007:
Self-Retention Reserves	$6,213	$4,487	$-	$4,618	$6,082
Non Self-Retention Reserves	177	-	-	67	110
Custom Reserves	578	1,142	-	1,424	296
Other Reserves	1,254	16	-	434	836
Total	$8,222	$5,645	$-	$6,543	$7,324

December 31, 2008:
Self-Retention Reserves	$6,082	$4,797	$-	$6,235	$4,644
Non Self-Retention Reserves	110	-	-	62	48
Custom Reserves	296	-	-	-	296
Other Reserves	836	388	-	-	1,224
Total	$7,324	$5,185	$-	$6,297	$6,212

Index of Financial Statements Schedules