Form 10-Q
period 2009-05-08
INTERNATIONAL SHIPHOLDING CORP
filed 2009-05-08
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes  ☑          No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐           No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Common stock, $1 par value. . . . . . . . 7,358,570 shares outstanding as of March 31, 2009

INTERNATIONAL SHIPHOLDING CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$98,078	$63,705

Operating Expenses:
Voyage Expenses	78,081	52,108
Vessel and Barge Depreciation	5,169	5,081

Gross Voyage Profit	14,828	6,516

Administrative and General Expenses	6,270	5,037

Operating Income	8,558	1,479

Interest and Other:
Interest Expense	1,468	2,055
Loss on Redemption of Preferred Stock	-	1,371
Investment Loss (Income)	191	(245)
	1,659	3,181

Income from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net Income
of Unconsolidated Entities	6,899	(1,702)

(Benefit) Provision for Income Taxes:
Current	(739)	-
Deferred	(925)	(1,200)
State	49	16
	(1,615)	(1,184)

Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	961	1,206

Income from Continuing Operations	9,475	688

Gain from Discontinued Operations:
Gain on Sale of Liner Assets	-	4,597
Provision for Income Taxes	-	(471)
Net Income from Discontinued Operations	-	4,126

Net Income	$9,475	$4,814

Preferred Stock Dividends	-	88

Net Income Available to Common Stockholders	$9,475	$4,726

Basic and Diluted Earnings Per Common Share:

Net Income Available to Common Stockholders
Continuing Operations	$1.31	$0.08
Discontinued Operations	-	0.57
	$1.31	$0.65

Net Income Available to Common Stockholders - Diluted
Continuing Operations	$1.31	$0.08
Discontinued Operations	-	0.52
	$1.31	$0.60

Weighted Average Shares of Common Stock Outstanding:
Basic	7,213,070	7,281,355
Diluted	7,226,477	7,948,021

Dividends Per Share	$.50	$-

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	March 31,	December 31,
ASSETS	2009	2008

Current Assets:
Cash and Cash Equivalents	$44,936	$51,835
Marketable Securities	2,075	2,707
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $38 and $149 in 2009 and 2008:
Traffic	9,160	14,581
Agents	3,995	2,712
Other	22,980	5,567
Net Investment in Direct Financing Leases	7,517	7,874
Other Current Assets	1,961	2,187
Material and Supplies Inventory, at Lower of Cost or Market	2,842	2,842
Total Current Assets	95,466	90,305

Investment in Unconsolidated Entities	5,648	5,803

Net Investment in Direct Financing Leases	103,024	108,973

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	329,090	338,729
Leasehold Improvements	26,128	26,128
Furniture and Equipment	6,478	5,023
	361,696	369,880
Less - Accumulated Depreciation	(163,081)	(166,931)
	198,615	202,949

Other Assets:
Deferred Charges, Net of Accumulated Amortization	16,680	12,639
of $12,579 and $7,018 in 2009 and 2008, Respectively
Acquired Contract Costs, Net of Accumulated Amortization	1,455	1,819
of $29,070 and $28,706 in 2009 and 2008, Respectively
Due from Related Parties	5,198	6,195
Other	6,589	5,428
	29,922	26,081

	$432,675	$434,111

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	March 31,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$13,031	$13,285
Accounts Payable and Accrued Liabilities	29,288	26,514
Total Current Liabilities	42,319	39,799

Long-Term Debt, Less Current Maturities	119,503	126,841

Other Long-Term Liabilities:
Deferred Income Taxes	3,123	4,893
Lease Incentive Obligation	7,051	7,314
Other	47,847	50,072
	58,021	62,279

Stockholders' Investment:
Common Stock	8,406	8,390
Additional Paid-In Capital	81,711	81,443
Retained Earnings	158,217	152,379
Treasury Stock	(20,172)	(20,172)
Accumulated Other Comprehensive Loss	(15,330)	(16,848)
	212,832	205,192

	$432,675	$434,111

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash Flows from Operating Activities:
Net Income	$9,475	$4,814
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by
Operating Activities:
Depreciation	5,259	5,181
Amortization of Deferred Charges and Other Assets	2,392	2,240
Benefit for Deferred Federal Income Taxes	(925)	(729)
Loss on Early Redemption of Preferred Stock	-	1,371
Equity in Net Income of Unconsolidated Entities	(961)	(1,206)
Distributions from Unconsolidated Entities	1,000	1,000
(Gain) on Sale of Assets	-	(4,597)
Deferred Drydocking Charges	(2,627)	(686)
Changes in:
Accounts Receivable	(11,246)	332
Inventories and Other Current Assets	226	(570)
Other Assets	(1,161)	26
Accounts Payable and Accrued Liabilities	(1,071)	(3,780)
Other Long-Term Liabilities	(854)	(412)
Net Cash (Used) Provided by Operating Activities	(493)	2,984

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	2,048	1,796
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(1,568)	(1,517)
Proceeds from Sale of Assets	-	11,164
Purchase of and Proceeds from Marketable Securities	71	1,519
Decrease (Increase) in Related Party Note Receivables	4	(80)
Net Cash Provided by Investing Activities	555	12,882

Cash Flows from Financing Activities:
Redemption of Preferred Stock	-	(17,306)
Repayment of Debt	(3,260)	(3,238)
Additions to Deferred Financing Charges	(64)	(483)
Preferred Stock Dividends Paid	-	(88)
Common Stock Dividends Paid	(3,637)	-
Net Cash Used by Financing Activities	(6,961)	(21,115)

Net (Decrease) in Cash and Cash Equivalents	(6,899)	(5,249)
Cash and Cash Equivalents at Beginning of Period	51,835	14,103

Cash and Cash Equivalents at End of Period	$44,936	$8,854

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles for complete financial statements.   The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.  We have made certain reclassifications to prior period financial information in order to conform to current year presentations, specifically increases to “Revenue” and “Voyage Expenses” to match the current process we use to book voyage revenue from supplemental cargoes.  The reclassification of the first quarter 2008 results was an increase of $7.9 million for both revenues and voyage expenses. Gross profit for the prior period remains unchanged.

The foregoing 2009 interim results are not necessarily indicative of the results of operations for the full year 2009.  Management believes that it has made all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of the information shown.

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

      We have eliminated all significant intercompany accounts and transactions.

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
Components of net periodic benefit cost:	2009	2008	2009	2008
Service cost	$138	$146	$4	$3
Interest cost	371	351	110	109
Expected return on plan assets	(356)	(440)	-	-
Amortization of prior service cost	(1)	-	(3)	(3)
Amortization of Net (Gain)/Loss	113	-	-	-
Net periodic benefit cost	$265	$57	$111	$109

We contributed $500,000 to our Pension Plan in April 2009 and we are monitoring market conditions and the return on our plan assets to determine whether additional contributions for the future quarters in 2009 will be warranted to meet, or exceed, our estimated  funding obligation under FAS 87.

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

The following table presents information about segment profit and loss for the three months ended March 31, 2009 and 2008:

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2009
Revenues from External Customers	$86,403	$4,075	$6,384	$1,216	$98,078
Intersegment Revenues (Eliminated)	-	-	-	(310)	(310)
Intersegment Expenses (Eliminated)	-	-	-	310	310
Voyage Expenses	66,220	3,636	6,363	1,862	78,081
Vessel and Barge Depreciation	3,706	-	1,461	2	5,169
Gross Voyage Profit (Loss)	16,477	439	(1,440)	(648)	14,828
Interest Expense	1,012	-	325	131	1,468
Segment Profit (Loss)	15,465	439	(1,765)	(779)	13,360
2008
Revenues from External Customers	$49,425	$4,847	$8,249	$1,184	$63,705
Intersegment Revenues (Eliminated)	-	-	-	3,126	3,126
Intersegment Expenses (Eliminated)	-	-	-	(3,126)	(3,126)
Voyage Expenses	39,988	4,032	7,578	510	52,108
Vessel and Barge Depreciation	3,713	-	1,365	3	5,081
Gross Voyage Profit (Loss)	5,724	815	(694)	671	6,516
Interest Expense	1,563	-	488	4	2,055
Segment Profit (Loss)	4,161	815	(1,182)	667	4,461

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended March 31,
Profit:	2009	2008
Total Profit for Reportable Segments	$13,360	$4,461
Unallocated Amounts:
Administrative and General Expenses	(6,270)	(5,037)
Gain on Sale of Investment	59	-
Investment (Loss) Income	(250)	245
Loss on Redemption of Preferred Stock	-	(1,371)
Income (Loss)from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$6,899	$(1,702)

Note 4.  Unconsolidated Entities

We have a 50% interest in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which owns two Cape-Size Bulk Carriers, one Panamax Bulk Carrier and has two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  We account for this investment under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment was $1.0 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.  This decrease was due to Dry Bulk having one less vessel in its fleet in 2009 due to the sale of a Panamax Bulk Carrier in June 2008.

We received a cash distribution from Dry Bulk of $1.0 million and $1.0 million in the first three months of 2009 and 2008, respectively.

The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended March 31,
(Amounts in Thousands)	2009	2008
Operating Revenues	$5,940	$6,647
Operating Income	$3,355	$3,512
Net Income	$2,089	$2,123

Note 5.  Earnings Per Share

We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under restricted stock grants using the treasury stock method and convertible preferred stock using the if-converted method.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator
Net Income Available to Common Stockholders – Basic
Continuing	$9,475	$600	(1)
Discontinued	-	4,126
	$9,475	$4,726

Net Income - Diluted
Continuing	$9,475	$600	(2)
Discontinued	-	4,126
	$9,475	$4,726
Denominator
Weighted Avg Share of Common Stock Outstanding:
Basic	7,213,070	7,281,355
Plus:
Effect of dilutive restrictive stock	13,407	-
Effect of dilutive convertible shares from preferred stock	-	-
Diluted	7,226,477	7,281,355

Basic and Diluted Earnings Per Common Share
Net Income Available to Common Stockholders - Basic
Continuing Operations	$1.31	$0.08
Discontinued Operations	-	0.57
	$1.31	$0.65

Net Income Available to Common Stockholders - Diluted
Continuing Operations	$1.31	$0.08
Discontinued Operations	-	0.57
	$1.31	$0.65
(1) Income from Continuing Operations less Preferred Stock Dividends
(2) Income from Continuing Operations less Preferred Stock Dividends; the exclusion of Preferred Stock Dividends for continuing operations for the three months ended March 31, 2008 is anti-dilutive for purposes of calculating earnings per share.

Note 6. Comprehensive Income (Loss)

The following table summarizes components of comprehensive income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Amounts in Thousands)	2009	2008
Net Income	$9,475	$4,814
Other Comprehensive Income (Loss):
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $12 and ($86), Respectively	32	(252)
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($59) and $(325), Respectively	1,486	(4,601)
Total Comprehensive Income (Loss)	$10,993	$(39)

Note 7. Income Taxes

We recorded a benefit for federal income taxes of $1.7 million on our $6.9 million of income from continuing operations before income from unconsolidated entities in the first three months of 2009, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first three months of 2008, our benefit was $1.2 million on our $1.7 million loss from continuing operations before income from unconsolidated entities.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2008, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

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

SFAS 157 requires the use of valuation techniques that are consistent with one or more of the market approaches, the income approach or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

        The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$2,075	$-	$-	$2,075
Derivative liabilities	-	(10,491)	-	(10,491)

Note 9.  New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging activities” – an amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009 and the adoption had no effect on our consolidated financial position and results of operation.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with an updated framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective for fiscal years beginning after November 15, 2008. We adopted SFAS No. 162 on January 1, 2009 and the adoption had no effect on our consolidated financial position and results of operation.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS No. 141 (R)).  SFAS No. 141 (R) is a revision of SFAS No. 141, but retains the fundamental requirements that the acquisition method of accounting (purchase method) be used for all business combinations.  SFAS No. 141 (R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS No. 141 (R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at fair value at the acquisition date.  In addition, acquisition related costs must be expensed in the periods in which the costs are incurred and the services received.  SFAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and the adoption had no effect on our consolidated financial position and results of operation.

Note 10.  Stock Based Compensation

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

   A summary of the activity for restricted stock awards during the three months ended March 31, 2009 is as follows:

	Shares	Weighted Avg. Fair Value Per Share
Non-vested – December 31, 2008	175,000	$18.40
Shares Granted	-	-
Shares Vested	45,000	$18.40
Shares Forfeited	-	-
Non-vested – March 31, 2009	130,000	$18.40

  The following table summarizes the amortization of compensation cost, which we will include in administrative and general expenses, relating to all of the Company’s restricted stock grants as of March 31, 2009 (assuming that all awards vest over the periods described above):

Grant Date	2009	2010	2011	2012	Total*

April 30, 2008	$1,135,000	$894,000	$401,000	$33,000	$3,220,000

*Includes 2008 expenses

   For the three months ended March 31, 2009, the Company’s income before taxes and net income included $284,000 and $185,000, respectively, of stock-based compensation expense charges, which resulted in decreases in basic and diluted earnings per share of $0.03 per share each.  There was no stock compensation expense or awards outstanding for the three months ended March 31, 2008.

Note 11.  Derivative Instruments

The Company uses derivative instruments to manage selected foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments must be recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is reflected on the balance sheet as changes to accumulated other comprehensive income, or AOCI, and is reclassified to earnings when the derivative instrument is settled.  The ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However all of our contracts contain default clauses including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers, without exception.  The remedy for default is settlement in entirety or payment of fair market value of the contract, which is $10.5 million less a posted collateral of $2.1 million for the quarter ended March 31, 2009.  The net loss related to the Company’s derivative instruments included in accumulated other comprehensive loss was $11.0 million as of January 1, 2009 and $9.5 million as of March 31, 2009.

The notional and fair value amounts of our derivative instruments as of March 31, 2009 were as follows:

(Amounts in thousands)		Asset Derivatives		Liability Derivatives
		2009		2009
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
As of March 31, 2009	Amount	Location		Location
Interest Rate Swaps*	$221,008	-	-	Other Liabilities	$9,375
Foreign Exchange Contracts**	$7,650	-	-	Accrued Liabilities	$1,116
Total Derivatives designated as hedging instruments	$228,658	-	-	-	$10,491

* In addition to the interest rates of all of our long-term debt (including current maturities) being swapped to a fixed rate under contract, we have also fixed the interest rate on our long-term Yen financing on our PCTC Newbuilding scheduled for delivery in early 2010. The notional amount under this contract is approximately $62.7 million.

** Represents approximately 50% of our foreign operational currency exposure through December 2010.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the three months ended March 31, 2009 were as follows:

(Amounts in thousands)	Gain(Loss) Recognized in Other Comprehensive Income	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of Gain(Loss) Reclassified from AOCI to Income
Three Months Ended March 31,	2009		2009
Interest Rate Swaps	$1,373	Interest Expense	$(710)
Foreign Exchange contracts	$113	Revenues and Voyage Expenses	$(189)
Total	$1,486	-	$(899)

Note 12.  Subsequent Events

On April 29, 2009, our Compensation Committee granted 47,500 shares of restricted stock to certain executive officers.  The shares vest over a period of one year and contain forfeiture provisions based on achieving stipulated performance metrics.  The fair value of the Company’s restricted stock, which is determined using the average stock price as of the date of the grant, is applied to the total shares that are expected to fully vest and is amortized to compensation expense on a straight-line basis over the vesting period.

In April of 2009, our bareboat chartered vessel, Maersk Alabama, and our crew were involved in a piracy incident off the coast of Somalia.  We do not expect this incident to have a material impact on our 2009 operating results.

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

       Other factors include (vii) changes in cargo, charter hire, fuel, and vessel utilization rates; (viii) the rate at which competitors add or scrap vessels in the markets as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate; (ix) changes in interest rates which could increase or decrease the amount of interest we incur on borrowings with variable rates of interest, and the availability and cost of capital to us; (x) the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures; (xi) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (xii) changes in laws and regulations such as those related to government assistance programs and tax rates; (xiii) the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; (xiv) unplanned maintenance and out-of-service days on our vessels; (xv) the ability of customers to fulfill obligations with us; (xvi) the performance of unconsolidated subsidiaries; (xvii); political events in the United States and abroad, including terrorism, and the U.S. military's response to those events; (xviii) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (xix) unanticipated trends in operating expenses such as fuel and labor costs and our ability to recover these fuel costs through fuel surcharges; and (xx) other economic, competitive, governmental, and technological factors which may affect our operations

You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on our business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

Executive Summary

Overview of First Quarter 2009

Overall Strategy

The company operates a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as protect our long-standing customer base by providing quality transportation services.

Financial Discipline & Strong Balance Sheet

We continue to improve our financial position in the first quarter of 2009.
▪	We continue to maintain a working capital ratio greater than 2 to 1.
▪	Payment of cash dividends of $0.50 per share during the quarter.

Consolidated Financial Performance – First Quarter 2009 vs. First Quarter 2008

Our overall performance for the first quarter of 2009 improved significantly as compared to the same period in 2008. This was supported by significant improvements in the carriage of supplemental cargoes on our U.S. Flag PCTCs.
▪	Revenue growth of $34.4 million
▪	Consolidated gross voyage profit grew by $6.5 million
▪
Administrative expenses increased by 25% primarily due to continued charges associated with an unaffiliated shipping company’s unsolicited conditional offer to purchase the Company’s outstanding shares. We expect administrative expenses to begin to normalize starting in the second quarter of 2009.

▪	Interest expense decreased by $590,000, reflecting lower principal balances.
▪	Consolidated net income increased from $4.8 million to $9.5 million.

Segment Performance – First Quarter 2009 vs. First Quarter 2008

Rail-Ferry
▪	Gross profits fell to a loss of $1.4 million primarily due a reduction in volumes and net contributions.

Time Charter Contracts
▪	Improvement in gross profit of $10.8 million, despite an increase in the number of scheduled off-hire days.
▪	Significant improvements in our supplemental cargo volume.
▪	Fixed time-charter rates which provide consistent operating cash flow.

Contract of Affreightment (“COA”)
▪	Decrease of $0.4 million in gross profits primarily due to drop in tonnage carried.
▪	Guaranteed minimum tonnage for the contract year.

Other
▪
Net income from unconsolidated entities decreased $240,000 primarily due to a reduction in the results of our 50% interest in Dry Bulk due to having one less vessel in its fleet and a small foreign exchange loss on the devaluation of the Mexican peso.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008
	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2009
Revenues from External Customers	$86,403	$4,075	$6,384	$1,216	$98,078
Voyage Expenses	66,220	3,636	6,363	1,862	78,081
Vessel and Barge Depreciation	3,706	-	1,461	2	5,169
Gross Voyage Profit (Loss)	16,477	439	(1,440)	(648)	14,828
2008
Revenues from External Customers	$49,425	$4,847	$8,249	$1,184	$63,705
Voyage Expenses	39,988	4,032	7,578	510	52,108
Vessel and Barge Depreciation	3,713	-	1,365	3	5,081
Gross Voyage Profit (Loss)	5,724	815	(694)	671	6,516

Gross voyage profit increased from $6.5 million in the first quarter of 2008 to $14.8 million in the first quarter of 2009.  Revenues increased from $63.7 million in the first quarter of 2008 to $98.1 million in the first quarter of 2009.  Voyage expenses increased from $52.1 million in the first quarter of 2008 to $78.1 million in the first quarter of 2009.  The changes of revenue and expenses associated with each of our segments are discussed within the following analysis below.

       Time Charter Contracts: The increase in this segment’s gross voyage profit from $5.7 million in the first quarter of 2008 to $16.5 million in the first quarter of 2009 was primarily due to an increase in the carriage of supplemental cargoes on our U.S. flag Pure Car Truck Carriers, which caused revenues to increase for this segment from $49.4 million in the first quarter of 2008 to $86.4 million in the first quarter of 2009.  This improvement in revenues is the result of the aforementioned increase in supplemental cargoes.  As referenced in Note 1, revenues and voyage expenses for 2008 have been reclassified to match the current process we use to book voyage revenue from supplemental cargoes.    The reclassification of the first quarter 2008 results was an increase of $7.9 million for both revenues and voyage expenses. Gross profit for the prior period remains unchanged.

       Contracts of Affreightment:  Gross voyage profit decreased from $815,000 in the first quarter of 2008 to $439,000 in the first quarter of 2009 due to reduced tonnage.

Rail-Ferry Service:  Gross voyage loss increased from $694,000 in the first quarter of 2008 to $1.4 million in the first quarter of 2009 due to a decrease in volume and rates.  Revenues for this segment decreased from $8.2 million in the first quarter of 2008 to $6.4 million in the first quarter of 2009 also due to a drop in volume and rates due to the current economic conditions.

Other:  Gross profit decreased from a $671,000 profit in the first quarter of 2008 to a $648,000 loss in the first quarter of 2009.  This decrease was primarily due to upward revisions in estimates related to vacation benefit accruals, foreign currency exchange losses related to our unconsolidated entity in Mexico, and 2007 adjusted earnings for Dry Bulk, which were recorded in 2008.

Other Income and Expense

Administrative and general expenses increased from $5.0 million in the first quarter of 2008 to $6.3 million in the first quarter of 2009 primarily due to the addition of our executive stock compensation program in April 2008, vacation and severance benefits, and fees associated with an unaffiliated shipping company’s unsolicited conditional offer to purchase the Company’s outstanding shares.  The offer was initiated in September 2008 and withdrawn in January 2009.

 The following table shows the significant A&G components for the first quarter of 2009 and 2008 respectively:

(Amounts in Thousands)	Three Months Ended March 31,
A&G Account	2009	2008	Variance

Wages & Benefits	$2,876	$2,432	$444
Executive Stock Compensation	284	-	284
Professional Services	482	380	102
Office Building Expenses	332	314	18
Other	1,392	1,911	(519)
Consulting Fees *	904	-	904
TOTAL:	$6,270	$5,037	$1,233
* Fees associated with unaffiliated company’s offer to purchase the company.

Interest expense decreased from $2.1 million in the first quarter of 2008 to $1.5 million in the first quarter of 2009 primarily due lower principal balances.

Income Taxes

We recorded a benefit for federal income taxes of $1.7 million on our $6.9 million of income from continuing operations before income from unconsolidated entities in the first three months of 2009, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first three months of 2008, our benefit was $1.2 million on our $1.7 million loss from continuing operations before income from unconsolidated entities.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2008, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under the “tonnage tax” laws.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, decreased from $1.2 million in the first quarter of 2008 to $961,000 in the first quarter of 2009.  The results were driven by our 50% investment in Dry Bulk, a company which owns and operates two Cape-Size Bulk Carriers and one Panamax Bulk Carrier and which has two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  For the first quarters of 2009 and 2008, our portion of the earnings of this investment was $1.0 million and $1.2 million, respectively, due to Dry Bulk having one less vessel in its fleet in 2009 due to the sale of a Panamax Bulk Carrier in June 2008.  Equity in net income of unconsolidated entities, net of taxes, for the first quarter of 2009 was further impacted by a foreign currency exchange loss due to the weakening of the Mexican peso for our 49% interest in a company that operates the rail terminal in Coatzacoalcos, Mexico that is used by our Rail-Ferry service.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included elsewhere herein as part of our Condensed Consolidated Financial Statements.

        Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $50.5 million at December 31, 2008, to $53.1 million at March 31, 2009.  This increase was primarily due to an increase in supplemental cargo receivables.  Cash and cash equivalents decreased in the first three months of 2009 by $6.9 million to a total of $44.9 million.  This decrease was a result of cash used by operating activities of $493,000, cash used by financing activities of $7.0 million, and cash provided by investing activities of $555,000.  Total current liabilities of $42.3 million as of March 31, 2009 included current maturities of long-term debt of $13.0 million.

        Operating activities generated a negative cash flow of $493,000 after adjusting net income of $9.5 million for the first three months of 2009 for non-cash provisions such as depreciation and amortization, offset by the deduction of the non-cash $961,000 from the equity in net income of these unconsolidated entities and a large increase in accounts receivables in supplemental cargoes.  Net cash used by operating activities also included cash dividends of $1.0 million from our investment in unconsolidated entities.

Cash provided by investing activities of $556,000 included principal payments received under Direct Financing Leases of $2.0 million, partially offset by capital improvements of $1.6 million.

Cash used for financing activities of $7.0 million included regularly scheduled debt payments of $3.3 million and cash dividends paid of $3.6 million.

In March of 2008, we signed an agreement with Regions Bank to provide us with an unsecured revolving line of credit for $35 million.  This facility replaced the prior secured revolving line of credit for the like amount.  As of March 31, 2009, $6.4 million of the $35 million revolving credit facility, which expires in April of 2011, was pledged as collateral for letters of credit, and the remaining $28.6 million was available.

Debt and Lease Obligations – As of March 31, 2009, we held three vessels under operating contracts, six vessels under bareboat charter or lease agreements and four vessels under time charter agreements.  The types of vessels held under these agreements include four Pure Car/Truck Carriers, two Breakbulk/Multi Purpose vessels, three Roll-On/Roll-Off vessels, two Container vessels and a Tanker vessel operating in our Time Charter segment, and a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.  We also conduct certain of our operations from leased office facilities.  Refer to our 2008 form 10-K for a schedule of our contractual obligations.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, borrow money, or restructure our debt.  We believe we have sufficient liquidity despite the recent disruption of the capital and credit markets and can continue to fund working capital and capital investment liquidity needs through cash flow from operations.  While not significant to date, the disruption in capital and credit markets may result in increased borrowing costs associated with short-term and long-term debt.  We have $9.8 million of debt maturities due remaining in 2009, $54.6 million due in 2010, $10.6 million due in 2011, $23.0 million due in 2012 and $24.6 million due in 2013.  The 2010 amount includes a balloon payment of approximately $40 million on a PCTC, including an agreement granting the Charterer a vessel purchase option for the like amount.

Bulk Carriers - We have a 50% interest in Dry Bulk, which owns 100% of subsidiary companies which own two Cape-Size Bulk Carriers and one Panamax-Size Bulk Carrier.  This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  Dry Bulk’s subsidiary companies have entered into a ship purchase agreement with a Japanese company for newbuldings of two Handymax Bulk Carriers, scheduled to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37.0 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, Dry Bulk plans to finance the interim construction costs with equity contributions of up to 15% with the 85% balance of the cost being financed with a bank financed bridge loan.  While it is anticipated that the required equity contributions will be covered by Dry Bulk’s subsidiary companies’ earnings, if they are not, our anticipated share of these interim equity contributions could be approximately $2.7 million, of which we have already funded $354,000.  Upon completion and delivery, Dry Bulk plans to establish permanent long-term financing.

Dividend Payments – On January 29, 2009 our Board approved a 2009 first quarter payment of a $.50 cash dividend for each share of common stock held on the record date of February 15, 2009, which was paid on March 2, 2009.  During its April 29, 2009 Meeting, the Board approved and declared a second quarter cash dividend of $.50 per share, payable on June 1, 2009 to shareholders of record as of May 14, 2009.

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

New Accounting Pronouncements – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging activities” – an amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009 and the adoption had no effect on our consolidated financial position and results of operation.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with an updated framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective for fiscal years beginning after November 15, 2008. We adopted SFAS No. 162 on January 1, 2009 and the adoption had no effect on our consolidated financial position and results of operation.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS No. 141 (R)).  SFAS No. 141 (R) is a revision of SFAS No. 141, but retains the fundamental requirements that the acquisition method of accounting (purchase method) be used for all business combinations.  SFAS No. 141 (R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS No. 141 (R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired to be measured at fair value at the acquisition date.  In addition, acquisition related costs must be expensed in the periods in which the costs are incurred and the services received.  SFAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and the adoption had no effect on our consolidated financial position and results of operation.

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk.  We utilize derivative financial instruments including interest rate swap agreements, commodity swap agreements, and currency forward exchange contracts to manage certain of these exposures.  We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation.  We neither hold nor issue financial instruments for trading purposes.

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at March 31, 2009, approximated its carrying value due to the short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt at March 31, 2009, including current maturities, was estimated to equal the carrying value of $132.5 million.

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. Currently, each of the Company’s interest rate swaps are accounted for as effective cash flow hedges.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss). As of March 31, 2009, the Company has the following interest rate swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
9/18/07	9/10/10	¥4,659,090,910	1.15%	Fixed
9/28/07	9/30/10	$17,264,333	4.68%	Fixed
12/31/07	9/30/10	$17,264,333	3.96%	Fixed
11/30/05	11/30/12	$13,615,000	5.17%	Fixed
3/31/08	9/30/13	$17,264,333	3.46%	Fixed
9/30/10	9/30/13	$12,908,000	2.69%	Fixed
9/30/10	9/30/13	$12,908,000	2.45%	Fixed
9/26/05	9/28/15	$11,666,667	4.41%	Fixed
9/26/05	9/28/15	$11,666,667	4.41%	Fixed
3/15/09	9/15/20	¥6,200,000,000	2.065%	Fixed

 The fair value of these agreements at March 31, 2009, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $9.4 million.  A hypothetical 10% decrease in interest rates as of March 31, 2009, would have resulted in a $13.8 million liability.

Commodity Price Risk.  As of March 31, 2009, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2009 fuel requirements for our Rail-Ferry Service segment.  We have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2009.  If we had commodity swap agreements, they could be structured to further reduce our exposure to increases in fuel prices.  A 20% increase in the price of fuel for the period January 1, 2009 through March 31, 2009 would have resulted in an increase of approximately $339,000 in our fuel costs, in the event this increase could not be passed on to our customers with fuel surcharges for the same period, and in a corresponding decrease of approximately $0.05 in our basic earnings per share based on the shares of our common stock outstanding as of March 31, 2009.  Our charterers in the Time Charter and Contract of Affreightment segments are responsible for purchasing vessel fuel requirements or paying increased freight rates to cover the increased cost of fuel; thus, we have little fuel price risk in these segments.

Foreign Exchange Rate Risk.  We have entered into foreign exchange contracts to hedge certain firm purchase commitments.  During 2008, we entered six forward purchase contracts totaling $7.2 million.  In the first quarter of 2009, we entered into two forward purchase contracts.  The first was for Mexican Pesos for $450,000 U.S. Dollar equivalents at an exchange rate of 14.7225 and the second was for Indonesian Rupiah for $1.8 million U.S. Dollar equivalents at an exchange rate of 12975.  The following table summarizes these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Transaction Amount in Dollars	Effective Date	Expiration Date
September 2008	Peso	$1,050	January 2009	October 2009
September 2008	Peso	525	January 2009	October 2009
September 2008	Rupiah	1,575	January 2009	December 2009
October 2008	Peso	675	January 2009	December 2009
October 2008	Peso	450	November 2009	December 2009
October 2008	Rupiah	1,125	January 2009	December 2009
January 2009	Peso	450	January 2010	March 2010
February 2009	Rupiah	1,800	January 2010	December 2010

  The fair value of these contracts at March 31, 2009, is a liability of $1.1 million.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be a liability of $1.2 million.

Pension Plan Risk.  As a result of the current capital market crisis, we have experienced a significant decline in the market value of plan assets.  While we currently believe the plan is appropriately funded under the new regulatory requirements for plan year 2009, any prolonged market decline may affect funding requirements for 2009 or thereafter.  In addition to the $500,000 contributed to our pension plan for the three months ended 2009, we are monitoring market conditions and the return on our plan assets to determine whether additional contributions for the future 2009 quarters will be warranted.  We will continue to monitor the performance of the pension plan assets and market conditions as we evaluate the amount of our contribution to the plan for 2009.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as that phrase is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures have been effective as of the end of the period covered by this report in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the first quarter of 2009, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
On September 17, 2008, Alan R. Kahn, on behalf of himself and other similarly situated stockholders, filed a purported class action suit in the Circuit Court of Mobile County, Alabama, against the Company and our directors, alleging that the director defendants breached their fiduciary duties of care, loyalty and good faith in connection with Liberty’s conditional offer to purchase the outstanding common stock of the Company by, among other things, purportedly failing to take adequate measures to ensure that the interests of the Company’s minority stockholders are protected.  The lawsuit seeks, among other things, injunctive relief relating to certain voting rights of the Company’s stockholders and monetary relief in an unspecified amount.  The plaintiff also seeks costs, including attorneys’ fees.  On April 27, 2009, Notice of Voluntary Dismissal in this action was given.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  In 2008, we repurchased 491,572 shares of our common stock for $11.5 million.  Unless and until the Board otherwise provides, this new authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first fiscal quarter of 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2009 – January 31, 2009	-	-	-	508,428
February 1, 2009 - February 28, 2009	-	-	-	508,428
March 1, 2009 – March 31, 2009	-	-	-	508,428

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held April 29, 2009.  The matters voted upon and the results of the voting were as follows:

(1)           Election of Board of Directors:

Nominee	Shares Voted For	Withheld Authority	Broker Non-Votes
Niels W. Johnsen	4,140,115	2,669,201	-
Erik F. Johnsen	4,643,055	2,166,261	-
Niels M. Johnsen	4,671,221	2,138,095	-
Erik L. Johnsen	4,650,101	2,159,215	-
Edwin A. Lupberger	5,812,619	996,697	-
Edward K. Trowbridge	5,687,309	1,122,007	-
H. Merritt Lane III	5,785,274	1,024,042	-
T. Lee Robinson, Jr.	5,843,740	965,576	-
James J. McNamara	4,608,869	2,200,447	-

(2)           Approve the International Shipholding Corporation 2009 Stock Incentive Plan:

Shares Voted For                                        5,173,238
Shares Voted Against                                892,337
Abstentions                                                12,302
Broker Non-Votes                                      731,439

(3)	Ratification of Ernst & Young LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2009:

Shares Voted For                                      6,117,456
Shares Voted Against                              32,517
Abstentions                                              659,343
Broker Non-Votes                                           -

ITEM 6 – EXHIBITS
(a)           EXHIBIT INDEX

Part II Exhibits:

3.1
Restated Certificate of Incorporation of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

3.2
By-Laws of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference)

4.1	Specimen of Common Stock Certificate (filed as an exhibit to the Registrant's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980 and incorporated herein by reference)

10.1
Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, Deutsche Schiffsbank Aktiengesellschaft as Facility Agent and Security Trustee, DnB NOR Bank ASA, as Documentation Agent, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

10.2
Credit Agreement, dated as of December 6, 2004, by and among LCI Shipholdings, Inc., Central Gulf Lines, Inc. and Waterman Steamship Corporation, as Borrowers, the banks and financial institutions listed therein, as Lenders, Whitney National Bank, as Administrative Agent, Security Trustee and Arranger, and the Registrant, Enterprise Ship Company, Inc., Sulphur Carriers, Inc., Gulf South Shipping PTE Ltd. and CG Railway, Inc., as Guarantors (filed with the Securities and Exchange Commission as Exhibit 10.3 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

10.3
Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and Arranger, and Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

10.4
Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

10.5
Consulting Agreement, dated February 18, 2008, between the Registrant and Niels W. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2008 and incorporated herein by reference)

10.6
Consulting Agreement, dated April 30, 2007, between the Registrant and Erik F. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

10.7
International Shipholding Corporation Stock Incentive Plan adopted by the Registrant in 1998 (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

10.8
Form of Restricted Stock Agreement under the International Shipholding Corporation Stock Incentive Plan referenced to in Item 10.7 (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form 8-K dated May 6, 2008 and incorporated herein by reference)

10.9	International Shipholding Corporation 2009 Stock Incentive Plan (Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2009).

10.10
Form of Restricted Stock Agreement dated May 6, 2009 under the International Shipholding Corporation 2009 Stock Incentive Plan (Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2009).

10.11
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

10.12
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

10.13
Loan Agreement, dated as of September 10, 2007, by and among Waterman Steamship Corporation, as borrower, the Registrant, as guarantor, DnB NOR Bank ASA, as facility agent and security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

10.14
SHIPSALES Agreement, dated as of September 21, 2007, by and between East Gulf Shipholding, Inc., as buyer, and Clio Marine Inc., as seller. (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

10.15
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

10.16
Change of Control Agreement, by and between the registrant and Niels M. Johnsen, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

10.17	Change of Control Agreement, by and between the registrant and Erik L. Johnsen, effective as of August 6, 2008.
(filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

10.18
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
(Principal Financial and Accounting Officer)

Date:   May 8, 2009