Form 10-K/A
INTERNATIONAL SHIPHOLDING CORP
filed 2009-06-29
CIK 278041

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, based upon the closing price of the common stock as reported by the New York Stock Exchange on such date, was approximately $135,576,960.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value,	Outstanding at May 31, 2009 7,406,070 shares

EXPLANATORY NOTE

International Shipholding Corporation (the “Company”) owns a 50% equity interest in Dry Bulk Cape Holding Inc., a Panamanian company (“Dry Bulk”).  Dry Bulk is a holding company engaged in international bulk carrier operations through its six wholly-owned subsidiaries.  During each of the last three filing years, we derived more than 20% of our pretax income from an ownership interest in Dry Bulk.  As a result, the Company is required by Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934 (the “Exchange Act”) to provide audited consolidated balance sheets for Dry Bulk as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the three years ended December 31, 2008, 2007 and 2006.

In addition, this Amendment No.1 to our Annual Report on Form 10-K for the year ended December 31, 2008  includes a reclassification for grossing up of our revenues and voyage expenses. This reclassification does not change what we previously reported for gross voyage profit, net income or earnings per share.

The reclassification applies only to the reporting of revenues and voyage expenses for carriage of our supplemental cargo on our U.S. flag Pure Car Truck Carriers, which is part of our Time Charter Segment. Under these time charter agreements, we are permitted, at the charterer’s discretion, to charter back and employ the vessel for carriage of supplemental cargoes. Prior to 2009, we only recorded our net profits and did not gross up the revenues and expenses for these types of supplemental voyages.

During the first quarter of 2009, as carriage of supplemental cargoes increased significantly compared to the same period of the previous year, our evaluation concluded that recording only our net profits is not consistent with current GAAP interpretations. Our reclassification will conform our accounting of supplemental cargoes with that of our other voyages and, we believe, provide investors with more comprehensive and meaningful information on the performance of our Time Charter Segment.

As a result, starting with the filing of our Form 10-Q for the quarterly period ended March 31, 2009, we began to report our revenues and voyage expenses for our supplemental cargoes on our U.S. flag Pure Car Truck Carriers on a gross basis. Below is the impact of the reclassification by year for total revenues and total voyage expenses:

International Shipholding Corporation
Revenues/Voyage Expenses Reclassification
(All Amounts in Thousands)	2008
	Q1	Q2	Q3	Q4	Total
Revenues (as previously reported)	$55,804	$58,123	$66,151	$58,402	$238,480
Adjustment	7,901	3,026	18,198	14,296	43,421
Revenues (as adjusted)	63,705	61,149	84,349	72,698	281,901

Voyage Expenses (as previously reported)	44,207	45,876	44,949	41,787	176,819
Adjustment	7,901	3,026	18,198	14,296	43,421
Voyage Expenses (as adjusted)	52,108	48,902	63,147	56,083	220,240

	2007
	Q1	Q2	Q3	Q4	Total
Revenues (as previously reported)	$46,573	$47,311	$51,306	$51,920	$197,110
Adjustment	3,704	9,791	3,001	4,507	21,003
Revenues (as adjusted)	50,277	57,102	54,307	56,427	218,113

Voyage Expenses (as previously reported)	34,740	34,922	38,572	38,778	147,012
Adjustment	3,704	9,791	3,001	4,507	21,003
Voyage Expenses (as adjusted)	38,444	44,713	41,573	43,285	168,015

	December 31,
	2006	2005	2004
Revenues (as previously reported)	$185,464	$168,791	$163,451
Adjustment	18,034	18,824	10,667
Revenues (as adjusted)	203,498	187,615	174,118

Voyage Expenses (as previously reported)	137,478	125,107	117,147
Adjustment	18,034	18,824	10,667
Voyage Expenses (as adjusted)	155,512	143,931	127,814

This Amendment No. 1 includes the following items of our Annual Report on Form 10-K, which have been amended and restated in their entirety to reflect the inclusion of Dry Bulk’s financial statements and the above-described reclassification:

•	Part II – Item 6. Selected Financial Data
•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part IV- Item 15. Exhibits, Financial Statement Schedules

Other than as noted above, this Amendment No. 1 does not change any information set forth in the original filing of our Annual Report Form 10-K for the year ended December 31, 2008.  However, in accordance with Rule 12b-15, this Amendment No. 1 includes new financial certifications filed as Exhibits 31.1, 31.2, Exhibits 32.1 and 32.2. Other than as noted above, this Amendment No. 1 does not reflect events occurring after the filing of our original Annual Report or modify or update disclosures affected by subsequent events.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
The following summary of selected consolidated financial data is not covered by the report of our auditors appearing elsewhere herein. However, in the opinion of management, the summary of selected consolidated financial data includes all adjustments necessary for a fair representation of each of the years presented.

This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.

(All Amounts in Thousands Except Share and Per Share Data)	Year Ended December 31,
	2008 (1)	2007	2006 (2)	2005	2004 (3)
Income Statement Data (4):
Revenues	$281,901	$218,113	$203,498	$187,615	$174,118
Impairment Loss	-	-	8,866	-	-
Gross Voyage Profit	41,693	28,776	19,054	24,789	27,071
Operating Income	20,280	10,630	1,445	10,104	10,305
Income from Continuing Operations	34,223	11,792	18,194	6,393	10,996
Net Income Available to Common Stockholders	38,962	15,016	14,648	4,629	12,785
Basic and Diluted Earnings Per Common Share – Continuing Operations
Net Income Available to Common Stockholders - Basic	4.67	1.48	2.58	0.66	1.81
Net Income Available to Common Stockholders - Diluted	4.56	1.41	2.24	0.66	1.80

Balance Sheet Data:
Working Capital	50,506	23,189	3,024	16,120	17,650
Total Assets	434,111	440,655	428,042	449,507	385,048
Long-Term Debt, Less Current Maturities	126,841	130,523	98,984	161,720	168,622
(including Capital Lease Obligations)
Convertible Exchangeable Preferred Stock	-	37,554	37,554	37,554	-
Stockholders' Investment	205,192	173,702	153,736	140,714	135,454

Other Data:
Net Cash Provided by Operating Activities	42,185	20,231	22,981	23,778	28,989
Net Cash (Used) Provided by Investing Activities	41,434	(2,180)	27,532	(61,208)	(25,589)
Net Cash (Used) Provided by Financing Activities	(45,887)	(48,221)	(22,418)	43,095	(1,768)
Cash Dividends Per Share of Common Stock	0.50	-	-	-	-
Weighted Average Shares of Common Stock Outstanding:
Basic	7,314,216	6,360,208	6,116,036	6,083,005	6,082,887
Diluted	7,501,555	8,369,473	8,122,578	6,114,510	6,092,302

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

Segment Performance

Rail-Ferry

   ▪ Improvement in gross profits from a loss of $1.6 million for 2007 to $1.9 million profit in 2008
   ▪ Carriage of 16,300 Rail Cars in 2008, up from 9,600 Rail Cars carried in 2007.
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

▪	Foreign exchange loss in 2008 on the devaluation of the Mexican peso of approximately $400,000.

YEAR ENDED DECEMBER 31, 2008
COMPARED TO YEAR ENDED DECEMBER 31, 2007

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$218,805	$19,195	$39,410	$4,491	$281,901
Voyage Expenses	168,479	17,553	32,136	2,072	220,240
Gross Voyage Profit	35,735	1,642	1,909	2,407	41,693
2007
Revenues from External Customers	$178,336	$16,652	$21,235	$1,890	$218,113
Voyage Expenses	137,828	10,940	18,406	841	168,015
Gross Voyage Profit (Loss)	25,198	4,100	(1,566)	1,044	28,776

The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts: The increase in this segment’s gross voyage profit from $25.2 million in 2007 to $35.7 million in 2008 was due to an increase in the carriage of supplemental cargoes on our U.S. flag Pure Car Truck Carriers. Revenues for the segment increased from $178.3 million in 2007 to $218.8 million in 2008.  This improvement in revenues is the result of the aforementioned increase in supplemental cargoes and operating one additional International flag Pure Car Truck Carrier for the full year 2008 as compared to approximately half of 2007.
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

YEAR ENDED DECEMBER 31, 2007
COMPARED TO YEAR ENDED DECEMBER 31, 2006

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2007
Revenues from External Customers	$178,336	$16,652	$21,235	$1,890	$218,113
Voyage Expenses	137,828	10,940	18,406	841	168,015
Gross Voyage Profit (Loss)	25,198	4,100	(1,566)	1,044	28,776
2006
Revenues from External Customers	$166,615	$16,081	$18,427	$2,375	$203,498
Voyage Expenses	124,289	9,522	19,734	1,967	155,512
Impairment Loss	-	-	(8,866)	-	(8,866)
Gross Voyage Profit (Loss)	28,517	4,142	(14,002)	397	19,054

Gross voyage profit increased from $19.1 million in 2006 to $28.8 million in 2007.  The gross profit in 2006 included a pre-tax impairment loss of $8.9 million on our investment in the Rail-Ferry Service’s terminal in New Orleans.  Excluding this loss, gross voyage profit increased from $27.9 million in 2006 to the above mentioned $28.8 million in 2007.  Revenues increased from $203.5 million in 2006 to $218.1 million in 2007.  Voyage expenses increased from $155.5 million in 2006 to $ 168.0 million in 2007.  The changes of revenues and expenses associated with each of our segments are discussed within the gross voyage analysis below.
Time Charter Contracts: The decrease in this segment’s gross voyage profit from $28.5 million in 2006 to $25.2 million in 2007 was primarily due to an increase in operating expenses.  These increases were primarily wages and maintenance, including drydock amortization charges on our U.S. flag Pure Car Truck Carriers.  Revenues for the segment increased from $166.6 million in 2006 to $178.3 million in  2007.  This improvement is a result of higher volumes of supplemental cargoes in 2007 on our U.S. flag Pure Car Truck Carriers, higher charter rates in 2007 on our International flag Pure Car Truck Carriers and increased charterhire days for our U.S. flag Jones Act Coal Carrier, which was in drydock during the first and second quarters of 2006.
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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.                   Financial Statement Schedules

(i)	The following financial statements of Dry Bulk Cape Holding Inc. are included on pages A-1 through A-8 of this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006
Notes to the Consolidated Financial Statements

(ii)	The following financial statements of International Shipholding Corporation are included on pages F-1 through F-13 of this Form 10-K/A:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006
Notes to the Consolidated Financial Statements

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
(10.1)
Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, Deutsche Schiffsbank Aktiengesellschaft as Facility Agent and Security Trustee, DnB NOR Bank ASA, as Documentation Agent, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.2)
Credit Agreement, dated as of December 6, 2004, by and among LCI Shipholdings, Inc., Central Gulf Lines, Inc. and Waterman Steamship Corporation, as Borrowers, the banks and financial institutions listed therein, as Lenders, Whitney National Bank, as Administrative Agent, Security Trustee and Arranger, and the Registrant, Enterprise Ship Company, Inc., Sulphur Carriers, Inc., Gulf South Shipping PTE Ltd. and CG Railway, Inc., as Guarantors (filed with the Securities and Exchange Commission as Exhibit 10.3 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.3)
Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and Arranger, and Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

(10.4)
Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.5)
Consulting Agreement, dated February 18, 2008, between the Registrant and Niels W. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2008 and incorporated herein by reference)

(10.6)
Consulting Agreement, dated April 30, 2007, between the Registrant and Erik F. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.7)
International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.8)
Form of Restricted Stock Agreement under the International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Form 8-K dated May 6, 2008 and incorporated herein by reference)

(10.9)
International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Form 8-K dated April 30, 2009 and incorporated herein by reference)

(10.10)
Form of Restricted Stock Agreement under the 2009 International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Form 8-K dated May 7, 2009 and incorporated herein by reference)

(10.11)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.12)
Memorandum of Agreement of the Registrant, dated as of August 24, 2007, providing for the Registrant’s purchase of one 6400 CEU Panamanian flagged pure car and truck carrier (filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.13)
Loan Agreement, dated as of September 10, 2007, by and among Waterman Steamship Corporation, as borrower, the Registrant, as guarantor, DnB NOR Bank ASA, as facility agent and security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.14)
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

(10.15)
Facility Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower,     the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant's Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.16)
Change of Control Agreement, by and between the registrant and Niels M. Johnsen, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.17)
Change of Control Agreement, by and between the registrant and Erik L. Johnsen, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.18)
Change of Control Agreement, by and between the registrant and Manuel G. Estrada, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2008 and incorporated herein by reference)

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

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

June 29, 2009	By	/s/ Manuel G. Estrada
                                                    Manuel G. Estrada
                                                  Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dry Bulk Cape Holding Inc.:

We have audited the accompanying consolidated balance sheets of Dry Bulk Cape Holding Inc. and subsidiaries (the “Group”) as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dry Bulk Cape Holding Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements for the year ended December 31, 2008 have been prepared assuming that the Group will continue as a going concern. As discussed in Note 13 to the financial statements, the Group’s inability to comply with certain financial covenants under its current loan agreement as of December 31, 2008 raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also discussed in Note 13 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE S.p.A.

Genoa, Italy
June 24, 2009

DRY BULK CAPE HOLDING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of USD)
	December 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash (Note 3)	1,299	2,351
Trade receivables (Note 4)	1,227	2,946
Receivables from management company (Note 5)	737	1,517
Other receivables (Note 6)	-	195
Inventories (Note 7)	272	215
Other current assets	160	4
Total current assets	3,695	7,228

Restricted cash (Note 3)	1,000	1,000
Vessels, net of accumulated depreciation (Note 8)	79,344	104,921
Vessels under construction (Note 9)	14,178	13,636
Other assets (Note 10)	1,864	987
TOTAL ASSETS	100,081	127,772

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade payables	54	-
Accrued expenses (Note 11)	398	784
Advances from shareholders (Note 12)	260	260
Current portion of bank borrowings (Note 13)	96,036	6,500
Total current liabilities	96,748	7,544

Long term bank borrowings, net of current portion (Note 13)	-	96,036
Total liabilities	96,748	103,580

SHAREHOLDERS’ EQUITY (Note 14)
Common shares	-	-
Additional paid-in capital	3,202	8,202
Retained earnings	131	15,990
Total shareholders’ equity	3,333	24,192

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	100,081	127,772

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of USD)
	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006

Shipping income (Note 15)	24,203	28,063	22,761

Costs of shipping income
Vessel expenses (Note 16)	(5,682)	(4,440)	(4,008)
Vessel depreciation	(3,665)	(3,938)	(4,037)
	(9,347)	(8,378)	(8,045)

GROSS PROFIT	14,856	19,685	14,716

Management fees (Note 17)	(576)	(576)	(576)
General and administrative expenses	(62)	(221)	(90)
	(638)	(797)	(666)

OPERATING INCOME	14,218	18,888	14,050

Financial expenses, net (Note 18)	(3,915)	(6,243)	(6,426)

INCOME FROM CONTINUING OPERATIONS	10,303	12,645	7,624
Income / (loss) from discontinued operations (Note 19)	31,838	678	(8)

NET INCOME	42,141	13,323	7,616

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006
(In thousands of USD)

		Additional
	Common	Paid-In	Retained		Comprehensive
	Stock	Capital	Earnings	Total	Income

BALANCE— January 1, 2006	-	6,702	5,451	12,153

Net income	-	-	7,616	7,616	7,616

Dividends paid	-	-	(1,600)	(1,600)

BALANCE— December 31, 2006	-	6,702	11,467	18,169

Net income	-	-	13,323	13,323	13,323

Capital increase	-	1,500	-	1,500

Dividends paid	-	-	(8,800)	(8,800)

BALANCE— December 31, 2007	-	8,202	15,990	24,192

Net Income	-	-	42,141	42,141	42,141

Capital repayment	-	(5,000)	-	(5,000)

Dividends paid	-		(58,000)	(58,000)

BALANCE— December 31, 2008	-	3,202	131	3,333

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of USD)
	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
OPERATING ACTIVITIES:
Net income	42,141	13,323	7,616
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation of vessels	4,240	5,137	5,356
Amortization of deferred dry-docking charges	339	121	5
Amortization of deferred financing costs	66	66	66
Gain on sale of a vessel	(31,792)	-	-
Changes in operating assets and liabilities:
Other receivables	195	1,591	(1,475)
Inventories	(57)	144	(175)
Payments for dry-docking charges	(1,453)	(473)	(250)
Other assets, trade and management company receivables	2,343	(2,078)	(1,869)
Trade accounts payable	54	-	(285)
Accrued expenses and payables to related companies	(386)	(134)	(355)
Net cash provided by operating activities	15,690	17,697	8,634

INVESTING ACTIVITIES:
Payments on vessels under construction	(542)	(13,636)	-
Proceeds from sale of a vessel , net of direct expenses	53,300	-	-
Increase in restricted cash	-	-	(1,000)
Net variation in settlement account with DryLog Group	-	-	520
Net cash provided by (used in) investing activities	52,758	(13,636)	(480)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	-	12,036	-
Repayments of bank borrowings	(6,500)	(6,500)	(6,500)
Capital (repayment) / increase	(5,000)	1,500	-
Dividends paid	(58,000)	(8,800)	(1,600)
Net cash used in financing activities	(69,500)	(1,764)	(8,100)
NET (DECREASE) / INCREASE IN CASH	(1,052)	2,297	54
CASH AT BEGINNING OF YEAR	2,351	54	-
CASH AT END OF YEAR	1,299	2,351	54

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	4,681	6,666	6,365

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2008
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

As of December 31, 2006, the Company has the following four British Virgin Island-incorporated subsidiaries:

a.	Dry Bulk Africa Ltd. (“Bulk Africa”). Bulk Africa owns “M.V. Africa”, a bulk carrier cape size vessel;

b.	Dry Bulk Australia Ltd (“Bulk Australia”). Bulk Australia owns “M.V. Australia”, a bulk carrier cape size vessel;

c.	Dry Bulk Fern Ltd (“Bulk Fern”). Bulk Fern owns “M.V. Bulk Fern”, a bulk carrier panamax vessel built in 1998; and

d.	Dry Bulk Cedar Ltd (“Bulk Cedar”). Bulk Cedar owns “M.V. Bulk Cedar”, a bulk carrier panamax vessel built in 1998.

During 2007, the Company incorporated in the British Virgin Islands two new subsidiaries, Dry Bulk Oceanis Ltd. (“Bulk Oceanis”) and Dry Bulk Americas Ltd. (“Bulk America”).  Through these new entities, the Company entered into a ship sale agreement with Mitsui & Co. Ltd. for the acquisition of two handysize vessels to be delivered in 2012.  The purchase price of each vessel is in two currency denominations and is the sum of USD 17.70 million and JPY 1.77 billion.

Collectively, the Company and its subsidiaries are referred to as the “Group” herein.

The Group is engaged in international bulk carrier shipping operations.

Starting from the end of November 2005, M.V. Bulk Fern and M.V. Bulk Cedar are employed in time charter contracts with a related company, Ceres Bulk Carriers Transportes Maritimos Lda. (formerly Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda.), which is 35% owned by DryLog Ltd, the parent company of DryLog Bulkcarriers Ltd.

According to the time charter contracts, considered as operating lease contracts, the hire is a rata per day or pro-rata for the period starting from the vessels’ delivery, excluding the off-hire period.  The expiration date of the time charter contracts was October 2008 (+/- 2 months in charter option).

In June 2008 the Group sold M.V. Bulk Cedar realizing a net gain of USD 31,792 thousand which is included in “Income / (loss) from discontinued operations” in the Group’s consolidated statements of income. As described in detail at Note 19, this gain is net of USD 15,131 thousand paid by the Group to Ceres Bulk Carriers Transportes Maritimos Lda. as compensation for the early termination of the time charter contract.

After the expiration of the contract with Ceres Bulk Carriers Transportes Maritimos Lda. in December 2008, M.V. Bulk Fern has been employed on the market by way of a short term time charter expiring in the first quarter of 2009.
Until the end of 2007 M.V. Bulk Africa and the M.V. Bulk Australia participated in the C Transport Cape Size Ltd. shipping pool (the “Shipping Pool”); which is ultimately owned and managed by DryLog Group.  There were approximately eight other vessels in the Shipping Pool as of December 31, 2007; of which three vessels were also owned 75%, 75%, and 37.5%, respectively, by DryLog Group.

In accordance with the pool agreement, the entire result of operations of the Shipping Pool had been allocated to each member vessel on the basis of a key figure expressing the relative theoretical earnings capacity of such member vessel, based on the cargo carrying capacity, capability and efficiency of operations and on any deficiency whatsoever attributable to any member vessel, including the consequence of such member vessel’s age, flag or crewing.  No portion of the results of operations of the Shipping Pool was attributed to the DryLog Group, the ultimate owner or shareholder of the Shipping Pool.

During each year, the Shipping Pool determined the amount of the result of business to be corresponded by way of a provisional hire paid monthly to each pool vessel, taking into account cash availability and cash flow projections. The final distribution was calculated on the net pool result and was made each calendar year following the presentation of the audited accounts of the operations of the Shipping Pool.  Such final distribution was determined by the vessels owners and not by the owner or shareholder of the Shipping Pool.  All the pool results as of December 31, 2007 were computed and attributed to the vessel owners based on the above described Pool rules.

1. During 2007, an agreement was reached among the owners of the vessels participating in the Shipping Pool and the DryLog Group for the termination of the pool as of January 1, 2008.  The control of the Shipping Pool, C Transport Cape Size (CTC), has been assumed by the DryLog Group as of January 1, 2008, including that of CTC’s commercial portfolio and relevant risk.  Contemporaneous with the termination agreement, the Company also entered into three years time charter with CTC at a fixed hire per day for M.V. Bulk Africa and the M.V. Bulk Australia.  The fixed charter rates have been calculated by reference to the prevailing market charter rates and the fair value of CTC’s commercial portfolio at the calculation date designated in the termination agreement (June 30, 2007).  The agreed fixed hire rates are calculated on a mark to market basis of the existing commercial portfolio as of June 30, 2007, less 5% for 2008 and 2009 and less 15% for 2010.  The simultaneous termination of the Shipping Pool and the entering into fixed rate three year lease contracts is viewed as a lease modification.  Accordingly, the off-market terms of the CTC’s commercial portfolio that was included in the calculation of the fixed rate lease will be recognized over the three year lease term and the shipping income to be recognized for M.V. Bulk Australia and M.V. Bulk Africa starting from January 1, 2008 will be based on the daily rates agreed in the three years time charter with CTC.

The Group has no employees. The operating management is provided by the DryLog Group.  The technical manager of the vessels is a related company, Unisea Shipping Ltd.  A shareholder and a member of the Board of Directors of Unisea Shipping Ltd is also a member of the Board of Directors of the DryLog Ltd.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Consolidation—The consolidated financial statements include the financial statements of the Company and its 100% controlled subsidiaries.  Those subsidiaries included Bulk Africa, Bulk Australia, Bulk Fern and Bulk Cedar for the years ended December 31, 2008, 2007 and 2006, and, in addition, Bulk Oceanis and Bulk Americas for the years ended December 31, 2008 and 2007.

The financial statements used for the preparation of the consolidated financial statements are those as of December 31, 2008 and 2007, the dates coinciding with the year-end for each year presented by the group holding company. The consolidated financial statements are prepared from the primary financial statements, which are in accordance with International Financial Reporting Standards, and are approved by the shareholders of the individual companies or prepared by the Boards of Directors for their approval.
2.
Our consolidated financial statements were prepared in conformity with US GAAP and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control.

Intercompany balances and transactions, including intercompany profits and unrealized profits and losses are eliminated. Consolidated financial statements are prepared using uniform accounting policies for like transactions and other events in similar circumstances.

Use of Estimates—The preparation of the Group’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities reported therein and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The significant judgments that management have made in the process of applying the entity’s accounting policies and that have a significant effect on the amounts recognized in financial statements are those related to the useful lives of the vessels and those used in performing impairment test of the vessels. Actual results reported in future periods may differ from these estimates, also considering the actual turmoil of the dry bulk shipping markets.

Revenues— The Group’s revenue from the two vessels in the Shipping Pool until the end of 2007 was based on an allocation of the Shipping Pool’s annual distributable income (net income of the Shipping pool).  Shipping Pool annual distributable income was initially attributed to each member vessel on the basis of a key figure, expressing the relative theoretical earnings capacity of the member vessel, based on the cargo carrying capacity, capability and efficiency of operation in and between respective trades in which the member vessels are employed, and on any deficiency attributable to any member vessel including the consequence of such member vessel’s age, flag or crewing.  The Shipping Pool’s annual distributable income was then allocated giving weight to each vessel and the number of days the vessel was available for charter excluding off-hire periods  consisting of dry-docking, laid-up periods, extended periods of break-down and other mutually agreed periods.

The Shipping Pool’s annual distributed income was computed based on the terms of the underlying Shipping Pool Agreement, and as ultimately agreed on an annual basis by the Shipping Pool’s Committee.   The Shipping Pool periodically entered into freight forward and bunker hedging contracts in an attempt to hedge the availability of the pool fleet and stabilize the amount of the Shipping Pool’s income to be allocated to Shipping Pool participants.   These derivative contracts were accounted for by the Shipping Pool on a cash basis when determining the annual distributable income.  Each Shipping Pool participant’s proportionate share of Shipping Pool derivative contract settlements was treated as a component of the annual distributable income when ultimately realized.

The time charter revenues are recognized when the services are rendered and are allocated between reporting periods based on relative transit time in each reporting period with the related expenses recognized as incurred.

Interest income is accrued on a time basis, by reference to the principal outstanding and to the effective interest rate applicable.

Foreign Currencies—The functional currency of the Group is United States dollar (“USD”) because the majority of its revenues, costs, vessel~~s~~ purchases, and debt and trade liabilities are either priced, incurred, or payable in USD.   Transactions denominated in foreign currencies are translated into USD using the rate ruling at the date of the transaction.  Monetary assets and liabilities denominated into foreign currencies are translated into USD, at year-end rates.   All resulting exchange differences are recognized in the consolidated statement of income. No significant exchange differences arose in 2008, 2007 and 2006.
Cash and Cash Equivalents—  The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At December 31, 2008 and 2007, cash consists only of those balances in the Group’s bank accounts.

Vessel Expenses and Dry-docking Cost— Vessel expenses are direct costs incurred to operate the Group’s vessels. These costs are expensed as incurred.

The Groups defers certain costs related to the dry-docking of the vessels. Deferred dry-docking costs are capitalized as incurred and amortized on a straight-line basis over the period between dry-dockings (generally five years). The Group incurred dry-docking costs of USD 1,453 thousand in 2008, USD 473 thousand in 2007 and USD 250 thousand in 2006.

Financial Instruments— Financial instruments carried on the balance sheet include accounts and other receivables, trade and other payables as well as long-term debt.

Deferred Financing Costs—The Group defers loan arrangement costs incurred in connection with its bank borrowings and amortizes them over the loan repayment period as incremental interest expenses.

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

Vessels under construction are stated at cost.  They are not depreciated until the vessels are completed and ready for use.

Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired.  No interest was capitalized as part of the vessel cost in 2006 while USD 293 and 542 thousand of interest were capitalized as part of construction in progress in 2008 and 2007, respectively.

Impairment losses are recorded on vessels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the vessels’ carrying amount.  In the evaluation of the fair value and future benefits of vessels, the Group performs an analysis of the anticipated undiscounted future net cash flows of the vessels.  If the carrying value of the related vessels exceeds the undiscounted cash flows, the carrying value of the vessel is reduced to its fair value. Various factors including future charter rates and vessel operating costs are included in this analysis. The fair value of the vessels is estimated from market-based evidence by appraisals that are normally undertaken by at least two professionally qualified brokers.

The Group determined that no impairment loss needed to be recognized in 2007 and 2008.

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

Income / (Loss) from Discontinued Operations—In June 2008, the Group sold M.V. Bulk Cedar vessel for USD 71.5 million. The Group determined that the sale met the requirements of Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (and related interpretations, including EITF Issue No. 03-13), and, accordingly, the results of operations attributable to M.V. Bulk Cedar is reflected as discontinued operations in the Group's consolidated statements of income for the periods presented. The amount presented as discontinued operations for the year ended December 31, 2008 included the gain on sale of the vessel of USD 32 million.

Comprehensive Income—Comprehensive income is defined as the change in equity of a company during a period from non-owner sources. Comprehensive income of the Group for the years ended December 31, 2008, 2007 and 2006 consisted only of the reported net income.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS 157 was effective for our Group on January 1, 2008. However, in February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for our financial assets and liabilities did not have a material effect on the Group’s consolidated financial statements. We do not believe the adoption of SFAS 157 for our nonfinancial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends various preceding guidance covering the accounting and disclosure for pension and post requirement plans.  This Statement requires companies to recognize an asset or liability for the funded status of their benefit plans annually through Other Comprehensive Income. Additionally, the statement changes the date in which the funded status can be measured (eliminates the 90 day window) with limited exceptions. The effective date of the recognition of the funded status is for years ending after December 15, 2006, and adoption did not have a material effect on the Company’s financial statements. The effective date for the change in acceptable measurement date is for fiscal years ending after December 15, 2008. This guidance did not have a material effect on the Group’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an Amendment of SFAS No. 115” (“SFAS 159”), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, which few exceptions.  SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The adoption of this statement did not have a material effect on the Group’s consolidated financial statements.

In April 2007, the FASB issued FSP No. FIN 39-1, "Amendment of FASB Interpretation No. 39." This FSP replaces certain terms in FIN No. 39 with "derivative instruments" (as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities") and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The FSP is effective for fiscal years beginning after November 15, 2007. Adoption of the Statement on January 1, 2008, did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". The Statement establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. The Statement is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of the Statement on January 1, 2009, is not expected to have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". The Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of the Statement on January 1, 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

3.	CASH AND RESTRICTED CASH

As of December 31, 2008 and 2007, cash of USD 1,299 thousand and USD 2,351 thousand, respectively, reflects the balance at year-end of the Group’s bank accounts denominated in US Dollars.

Restricted cash of USD 1,000 thousand represents restricted cash as a result of the Group’s debt agreement with HSH Nordbank AG as discussed in Note 13.

4.	TRADE RECEIVABLES

As of December 31, 2008 trade receivables of USD 1,227 thousand is comprised of USD 921 thousand for the amount due by C Transport Cape Size Ltd in connection with the time charter of M.V. Bulk Africa and M.V. Bulk Australia, started in 2008 as a consequence of the pool termination and of USD 306 thousand for the amount due by the charterer of M.V. Bulk Fern.

As of December 31, 2007 trade receivables of USD 2,946 thousand entirely relates to the amount due from the Shipping Pool, C Transport Cape Size Ltd., mainly as a result of the final distribution (revenue adjustment) to be paid by the Shipping Pool, determined on the basis of the net distributable income of the Shipping Pool attributable to M.V. Africa and M.V. Australia.

5.	RECEIVABLES FROM MANAGEMENT COMPANY

As of December 31, 2008 and 2007, the balances of USD 737 thousand and USD 1,517 thousand, respectively, include the amounts advanced to a related company, Unisea Shipping Ltd, in connection with the technical management of the vessels.

6.	OTHER RECEIVABLES

As of December 31, 2007, the other receivables balance entirely refers to the residual insurance receivable related to the damage at the rudder stock suffered in September of 2006 by the M.V. Bulk Cedar.  This balance of USD 195 thousand was collected in full at the beginning of 2008.

7.	INVENTORIES

The balance of USD 272 thousand and USD 215 thousand as of December 31, 2008 and 2007, respectively, shown as inventories represents the cost of lubricants on board the vessels as of the end of the year.

8.	VESSELS, NET OF ACCUMULATED DEPRECIATION

The 2008 and 2007 movements in this caption are the following (in thousands of USD):
	2008	2007
Cost
At January 1,	121,500	121,500
Sale of M.V. Bulk Cedar	(24,500)	-
At December 31,	97,000	121,500

Accumulated depreciation
At January 1,	16,579	11,442
Charge for the year	4,240	5,137
Sale of M.V. Bulk Cedar	(3,163)	-
At December 31,	17,656	16,579

Net Book Value
At January 1,	104,921	110,058
At December 31,	79,344	104,921

The depreciation charged for the years ended December 31, 2008 and 2007 includes the amounts of USD 575 thousand and 1,199 thousand, respectively, related to M.V. Bulk Cedar.

The present insured value of the vessels in respect of actual and/or constructive total loss is USD 310 million.

There are collateral registered on vessels M.V. Bulk Australia, M.V. Bulk Africa, and M.V. Bulk Fern as security for the unpaid balance of the bank borrowings.

9.	VESSELS UNDER CONSTRUCTION

The amount of USD 14.2 million shown in the line item “Vessels under construction” relates to the first installment paid in 2007 to Mitsui & Co. plus additional costs (mainly interest expenses and bank commission incurred during 2008 and 2007 for USD 542 thousand and USD 367 thousand, respectively) in connection with the building of two handysize vessels at the Tsuneishi Yard.  Delivery is expected in 2012 and the purchase price of each vessel, denominated in two currencies, is the sum of USD 17.7 million and JPY 1.77 billion.

As a condition for the release of the pre-delivery loan, the Group assigned the rights arising from the construction contracts in favor of HSH Nordbank AG.

10.	OTHER ASSETS

Other assets of USD 1,864 thousand and USD 987 thousand as of December 31, 2008 and 2007, respectively, include the following:

-	USD 324 thousand (USD 390 thousand as of December 31, 2007) related to unamortized deferred financing costs, including legal expenses in connection with bank borrowings from HSH Nordbank AG, and

-	USD 1,540 thousand (USD 597 thousand as of December 31, 2007) related to the unamortized deferred dry-docking charges.

The movements in this caption are the following (in thousands of USD):
	Deferred	Deferred	Total
	Financing	Dry-docking
	Costs	Charges

Balance as of January 1, 2007	456	245	701
Increase	-	473	473
Amortization	(66)	(121)	(187)
Balance as of December 31, 2007	390	597	987
Increase	-	1,453	1,453
Amortization	(66)	(339)	(405)
Decrease for the sale of M.V. Bulk Cedar	-	(171)	(171)
Balance as of December 31, 2008	324	1,540	1,864

In 2007, the dry-docking costs incurred of USD 473 thousand were for M.V. Bulk Africa.

In 2008, the dry-docking costs incurred of USD 1,453 thousand were for M.V. Bulk Australia and  for M.V. Bulk Fern.

11.	ACCRUED EXPENSES

The balance of USD 398 thousand and USD 784 thousand as of December 31, 2008 and 2007, respectively, mainly relates to accrued interest expenses.

12.        ADVANCES FROM SHAREHOLDERS

In 2004, each Shareholder advanced cash to the Company in the amount of USD 150 thousand for a total of USD 300 thousand. The cash advance is pursuant to the Joint Venture Agreement, signed on November 5, 2003 by the Shareholders.  The advance was made to meet the working capital needs of the Group and is interest-free.  The advance will be repaid at the discretion of the Company’s Board of Directors. During 2005, part of the cash advance for USD 40 thousand was converted into capital, and as a consequence at the end of 2005 the advances from shareholders amount to USD 260 thousand.  No changes in this balance occurred during 2008, 2007 and 2006.

13.      BANK BORROWINGS

    The bank borrowings are composed as following (in thousands of USD):

	Current	Long term	Total
	portion	portion

HSH Nordbank AG - USD 103,500 loan facility	84,000	-	84,000

HSH Nordbank AG - USD 30,090 loan facility	12,036	-	12,036

Balance as of December 31, 2008	96,036	-	96,036

Bank borrowings have been classified as short term debt since the Group failed to meet certain financial covenants as disclosed below.

The HSH Nordbank AG loan of original USD 103,500 thousand was originally repayable in 32 consecutive quarterly installments starting from January 28, 2006. The first 12 installments will amount to USD 1,625 thousand each, and the remaining 20 installments will amount to USD 2,125 thousand each. With the last installment, the Group should also make a final balloon payment of USD 41,500 thousand. The repayment of the loan portion relating to the M.V. Bulk Cedar sold in 2008, has been waived by the bank and therefore the loan reimbursement schedule remains unchanged and it is as follows: (in USD thousands):

2009...............................8,500
2010...............................8,500
2011...............................8,500
2012…………………….8,500
2013............................ 50,000

Total                             84,000

The interest rate on this loan is LIBOR plus a spread which approximates 3.43% at December 31, 2008 (6.31% at December 31, 2007).

The above facility is collateralized by first priority mortgage registered over all Group's vessels, as well as assignments of such vessel's earnings and insurance.

The facility loan agreement with HSH Nordbank AG signed at the end of November 2005 requires the Group to comply with some financial covenants. The most significant of the covenants include a requirement to maintain: (1) a minimum cash liquidity of USD 1 million and (2) a ratio of current assets to current liabilities not less than one (excluding the current portion of the loan), (3) a minimum net worth (defined as book net equity adjusted to market value of vessels) shall not be less than USD 65 million. In case the Group will not meet the financial covenants and such is not remedied immediately, the bank could request the immediate repayment of the loan’s outstanding amount.

During 2007, the Group entered into a pre-delivery loan facility for the amount of USD 30,090 thousand from HSH Nordbank AG in order to finance the construction of two Tsuneishi Handymaxes as described above. The facility covers 85% of the pre-delivery purchase price and was drawn down, as of year-end, for an amount of USD 12,036 thousand. The facility will be repaid at the expected date of vessels delivery in 2012.  The Group will also need to find the financial resources needed to fully pay the pre-delivery loan facility and to pay the last installments to the shipyard in order to finalize the purchase of the two vessels. The pre-delivery loan agreement has been guaranteed by DryLog Ltd. and requires the compliance with some financial covenants which should be computed on the DryLog Group consolidated financial statements.

The interest rate on this pre-delivery loan is LIBOR plus a spread which approximates 2.98% at December 31, 2008 (5.81% at December 31, 2007).

In order for the pre-delivery loan to be released, the Group assigned the rights arising from the construction contracts in favor of HSH Nordbank AG.

The carrying amount of the long-term debt approximates fair value at year end.

Due to the payment of dividends of USD 58 million, repayment of capital for USD 5 million (totaling USD 63 million) and the payment by Dry Log Ltd of dividends exceeding 50% of consolidated net result, the Group failed to meet certain financial debt covenants as of December 31, 2008. Accordingly, all the debt due to HSH/Nordbank AG is classified as short term debt without considering the loan reimbursement schedule above. The Group requested a bank waiver which has not yet been received. Furthermore, the Group believes that immediate repayment of the loan’s outstanding amount will not be called by the bank. Accordingly, no action has been put in place to find additional financial resources. If the bank did request the immediate repayment of the loan’s outstanding amount, the Group believes that the market value of its three owned vessels, based on independent third parties’ appraisal, would allow the Group to generate the necessary financial resources through the sale of the vessels. Although the Group considers any requirements to sell the vessels to be remote, such sale may result in the end of commercial operations.

As such, our ability to continue as a going concern is dependent upon the bank not calling for the immediate repayment of the loan’s outstanding amount, which is outside of our direct control. This uncertainty raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

14.        SHAREHOLDERS’ EQUITY

The authorized share capital of the Company is 600 no par value shares divided into 300 “A” Class shares and 300 “B” Class shares, out of which 500 shares have been issued.  Cape Holding Ltd beneficially holds 250 “A” Class shares and Drylog Bulkcarriers Ltd beneficially holds 250 “B” Class shares.  All shares confer the same rights and are subject to the same obligations and restrictions.

On the basis of the Joint Venture Agreement signed on November 5, 2003, the two 50% shareholders have agreed to contribute by way of equity to the Group:

-	an amount not exceeding USD 6,347 thousand per shareholder, and

-	all amounts payable from time to time by the Group under the loan agreements to the extent to which such amounts cannot be funded by the net earnings of the Group.

Each shareholder shall contribute towards the equity contribution in accordance with their owner percentage in the Group. As of December 31, 2006, the additional paid in capital to the Group from the shareholders was USD 6,702 thousand, of which 50% of the amount was paid by each shareholder. In 2007, the shareholders decided to increase the additional paid in capital to USD 8,202 thousand providing cash for a total amount of USD 1.5 million. In 2008 the shareholders decided on a capital repayment of USD 5 million.

The Joint Venture Agreement provides that a shareholder cannot, without prior written consent of the other shareholder:

-     mortgage, pledge or otherwise encumber its legal or beneficial interest in the shares,
-     sell, transfer or otherwise dispose of all or any of its shares or any legal interest therein, and or

-     enter into any agreement with respect to the voting rights attached to all or any of its shares.

The shareholders can, however, transfer any of their shares to an entity within the same Group. The joint venture agreement continues to be effective until: (a) each shareholder transfers its shares in the Group to the other shareholder, or (b) an effective resolution is passed or a binding offer is made to wind up the Group, whichever is the earlier.

The changes in shareholders’ equity during 2008 are shown in the consolidated statements of shareholders equity.

15.        SHIPPING INCOME

The shipping income is composed of the following (in thousands of USD):

	2008	2007	2006
Revenues from Shipping Pool	-	24,527	19,060
Revenues from time charters contracts	24,203	3,536	3,701

Total shipping income	24,203	28,063	22,761

Considering that the Shipping Pool terminated its activity at the end of 2007 the shipping income for 2008 relates to the following:

•	USD 20.7 million, connected to M.V. Bulk Africa and Bulk Australia, employed during 2008 with the related company C Transport Cape Size Ltd.
•	USD 3.2 million, connected to the hire paid by the related company Ceres Bulk Carriers Transportes Maritimos Lda., for M.V. Bulk Fern;
•	USD 358 thousand, as income related to M.V. Bulk Fern, hired to third parties at the end of 2008.

See Note 1 and 2 for further discussion on the revenue recognition policy of the Group.

16.        VESSEL EXPENSES

  The detail of the vessel expenses is the following (in thousands of USD):
	2008	2007	2006
Wages	2,408	2,124	1,944
Maintenance	512	341	554
Lube oils	579	607	464
Insurance	581	421	365
Stores	301	243	217
Spare parts	450	226	207
Certificates & Class	198	81	89
Bunker	247	-	-
Amortization of deferred dry-docking charges	315	71	-
Sundry expenses	91	326	168
Total	5,682	4,440	4,008
17.	MANAGEMENT FEES

The detail of the management fees is the following (in thousands of USD):

	2008	2007	2006
Unisea Shipping Ltd	432	432	432
DryLog Ltd	144	144	144

Total	576	576	576

Unisea Shipping Ltd was appointed in 2005 as technical manager of the vessels; on the basis of ship management agreement the remuneration is a yearly lump sum for each vessel.

In 2008, 2007 and 2006, DryLog Ltd (the shareholder of DryLog Bulkcarriers Ltd) provided the accounting, reporting, treasury and other corporate functions to the Group for a management fee of USD 4 thousand per month per vessel.

18.	FINANCIAL EXPENSES, NET

This caption includes the following (in thousands of USD):

	2008	2007	2006
Interest income	136	149	62
Loan interest expenses	(3,985)	(6,326)	(6,422)
Amortization of deferred financing costs	(66)	(66)	(66)

Total financial expenses, net	(3,915)	(6,243)	(6,426)

         The significant reduction in interest expenses is mainly due to the decrease in the interest rates.

19.	INCOME / (LOSS) FROM DISCONTINUED OPERATIONS

This caption entirely relates to the M.V. Bulk Cedar sold in June 2008 as described in Note 1 and is comprised of the following (in thousands of USD):

	2008	2007	2006
Shipping income	1,781	3,709	3,044
Vessel expenses	(992)	(1,640)	(1,541)
Vessel depreciation	(575)	(1,199)	(1,319)
Management fees	(168)	(192)	(192)
Net gain on the sale of the vessel	31,792	-	-

Total income / (loss) from discontinued operations	31,838	678	(8)

The sale price of M.V. Bulk Cedar was equal to USD 71.5 million. The gain on the sale is net of the compensation for the early termination of the existing time charter contract with Ceres Bulk Carriers Transportes Maritimos Lda. (USD 15.1 million), brokerage commission (USD 2.2 million of which USD 715 thousand was paid to DryLog Group), and of USD 850 thousand paid to the buyer in connection with the settlement of a claim related to the time of vessel’s delivery.

20.	RELATED PARTIES

In 2008 and 2007, transactions with related parties are those with C Transport Cape Size Ltd, Ceres Bulk Carriers Transportes Maritimos Lda, Unisea Shipping Ltd, DryLog Ltd, (as described in Notes 1, 4, 5, 15, 17 and 19) and with the shareholders, DryLog Bulkcarriers Ltd and Cape Shipholding Inc. (as described in Note 12 and 14).

21.        SUBSEQUENT EVENTS

The Shipping Pool, as more fully described in Note 1, was terminated as of January 1, 2008.  Contemporaneous with such termination, the Group entered into with C Transport Cape Size (the same legal entity under which the Shipping Pool was operated) three-year fixed rate time charter contracts involving M.V. Bulk Africa and M.V. Bulk Australia starting from January 1, 2008.

According to the time charter contracts described above for M.V. Bulk Africa and M.V. Bulk Australia (three years time charter with C Transport Cape Size Ltd), the minimum total contractual future rentals for the Group in the next years is expected to be in the following amounts (assuming no off-hire periods):

Year	USD/000

2009	20,965
2010	25,420

Total	46,385

In 2009 M.V. Bulk Fern is expected to be employed in the market through time charter contracts or spot voyages.

Although the global recession and the global economic downturn had a significant impact on the shipping market and forecast is therefore subject to significant uncertainty, actually there are no elements, unless otherwise described in the notes, which could affect the Group’s ability to find the financial resources in order to meet its obligations and commitments. However, the development of shipping and financial markets is monitored by Group management in order to promptly adopt the right actions.

INDEX OF FINANCIAL STATEMENTS
OF INTERNATIONAL SHIPHOLDING CORPORATION

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

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 6, 2009, except for paragraph 3 of Note 1
   as to which the date is June 26, 2009

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
	Year Ended December 31,
	2008	2007	2006
Revenues	$281,901	$218,113	$203,498

Operating Expenses:
Voyage Expenses	220,240	168,015	155,512
Vessel and Barge Depreciation	19,968	21,322	20,066
Impairment Loss	-	-	8,866

Gross Voyage Profit	41,693	28,776	19,054

Administrative and General Expenses	21,414	18,158	17,609
Gain on Sale of Other Assets	-	(12)	-

Operating Income	20,279	10,630	1,445

Interest and Other:
Interest Expense	6,886	9,762	11,147
Loss on Redemption of Preferred Stock	1,371	-	-
Gain (Loss) on Sale of Investment	148	(352)	(23,058)
Investment Income	(525)	(2,592)	(1,397)
Loss on Early Extinguishment of Debt	-	-	248
	7,880	6,818	(13,060)
Income from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	12,399	3,812	14,505

(Benefit) Provision for Income Taxes:
Current	-	120	113
Deferred	(910)	(1,570)	919
State	33	86	4
	(877)	(1,364)	1,036
Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	20,946	6,616	4,725

Income from Continuing Operations	34,223	11,792	18,194

Income (Loss) from Discontinued Operations:
Income (Loss) before Provision (Benefit) for Income Taxes	220	(4,238)	(8,440)
Gain on Sale of Liner Assets	4,607	9,880	5,125
(Provision) Benefit for Income Taxes	-	(18)	2,169
Net Income (Loss) from Discontinued Operations	4,827	5,624	(1,146)

Net Income	$39,050	$17,416	$17,048

Preferred Stock Dividends	88	2,400	2,400

Net Income Available to Common Stockholders	$38,962	$15,016	$14,648

Basic and Diluted Earnings Per Common Share:
Net Income (Loss) Available to Common Stockholders - Basic
Continuing Operations	$4.67	$1.48	$2.58
Discontinued Operations	0.66	0.88	(0.18)
	$5.33	$2.36	$2.40
Net Income (Loss) Available to Common Stockholders - Diluted
Continuing Operations	$4.56	$1.41	$2.24
Discontinued Operations	0.64	0.67	(0.14)
	$5.20	$2.08	$2.10
Weighted Average Shares of Common Stock Outstanding:
Basic	7,314,216	6,360,208	6,116,036
Diluted	7,501,555	8,369,473	8,122,578

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

Certain reclassifications have been made to the prior period financial information in order to conform to current year presentation.  The primary reclassification relates to how we report our revenues and voyage expenses for carriage of our supplemental cargo on our U.S. flag Pure Car Truck Carriers, which is part of our Time Charter Contracts Segment.  This reclassification increased revenues and voyage expenses, including the amounts reported for our Time Charter Contracts segment, by $43.4 million, $21.0 million, and $18.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The reclassification also resulted in changes to the revenues and expenses for each quarter in the years ended December 31, 2008 and 2007 reported in Note R – Quarterly Financial Information (unaudited).

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

Drydocking Costs
We defer certain costs related to the drydocking of our vessels.  Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years). Because drydocking charges can be material in any one period, we believe that the capitalization and amortization of these costs over the drydocking period provides a better matching with the future revenue generated by our vessel. We capitalize only those costs that are incurred to meet regulatory requirements. Normal repairs, whether incurred as part of the drydocking or not, are expensed as incurred (See Note K – Deferred Charges and Acquired Contract Costs on Page F-25).

Deferred Financing Charges and Acquired Contract Costs
We amortize our deferred financing charges and acquired contract costs over the terms of the related financing agreements and contracts (See Note K – Deferred Charges and Acquired Contract Costs on Page F-25).

Self-Retention Insurance
We maintain provisions for estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs.  Our policy is to establish self-insurance provisions for each policy year based on our estimate of the eventual claims’ settlement cost.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates (See Note E – Self-Retention Insurance on Page F-17).

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

The Jobs Creation Act, which first applied to us on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and our international flag shipping operations.  We made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the “tonnage tax” regime rather than under the usual U.S. corporate income tax regime (See Note G – Income Taxes on Page F-21).

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

Earnings Per Share
Basic earnings per share was computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under stock options and restricted stock grants using the treasury stock method and convertible preferred stock using the if-covered method for the periods with outstanding preferred stock. (See Note C - Converted Exchangeable Preferred Stock on Page F-16).

Derivative Instruments and Hedging Activities
Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through Stockholders’ Investment in Other Comprehensive Income (Loss).  We currently employ, or have employed in the recent past, interest rate swap agreements, foreign currency contracts, and commodity swap contracts (See Note O - Fair Value of Financial Instruments and Derivatives on Page F-30).

Stock-Based Compensation
Prior to January 1, 2006, we accounted for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense was recognized for employee stock options issued under the Stock Incentive Plan if the exercise price of the options equals the market price of our stock on the date of grant (See Note F – Employee Benefit Plans on Page F-17).

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

On April 30, 2008, our Compensation Committee granted 175,000 shares of restricted stock to certain executive officers. The shares vest ratably over the respective vesting period, which ranges from three to four years. The fair value of the Company’s restricted stock, which is determined using the average stock price as of the date of the grant, is applied to the total shares that are expected to fully vest and is amortized to compensation expense on a straight-line basis over the vesting period (See Note U – Stock-Based Compensation on Page F-35).

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

NOTE C - CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

In January of 2005, we issued 800,000 shares of 6% convertible exchangeable preferred stock, $1.00 par value, at a price of $50.00 per share.  The proceeds of the preferred stock offering, after deducting all associated costs, were $37,987,000. Each share of the preferred stock had a liquidation preference of $50 per share and was convertible into shares of our common stock based on the initial conversion price of $20.00 per share. On February 1, 2008 we completed the redemption of our 800,000 outstanding shares of 6% Convertible Exchangeable Preferred Stock.  In lieu of cash redemption, holders of 462,382 shares of the Preferred Stock elected to convert their shares into approximately 1,155,955 shares of our common stock. The remaining 337,618 outstanding shares of Preferred Stock were retired for cash (including accrued and unpaid dividends to, but excluding, the redemption date), pursuant to the terms of the Preferred Stock. As a result, we no longer have any shares of the 6% Convertible Exchangeable Preferred Stock outstanding. The total cash payment for the redemption of the Preferred Stock including the accrued and unpaid dividends was $17,306,000. We had a charge to earnings of approximately $1,371,000 in the first quarter of 2008 from the redemption of the Preferred Stock. (See Note T – Accumulated Other Comprehensive Income (Loss) on Page F-34)

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

Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents.  The following table sets forth the plans’ changes in the benefit obligations and fair value of assets and a statement of the funded status:
(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$ 23,063	$ 23,684	$ 7,267	$ 8,048
Service Cost	597	616	18	25
Interest Cost	1,415	1,347	428	439
Plan Amendments	(34)	-	-	-
Actuarial (Gain) Loss	(1,244)	(1,057)	(392)	(38)
Benefits Paid and Expected Expenses	(1,196)	(1,138)	(614)	(620)
Medicare Part D Reimbursements	-	-	57	-
Curtailments	-	(409)	-	(587)
Special Termination Benefits	-	20	-	-
Benefit Obligation at End of Year	$ 22,601	$ 23,063	$ 6,764	$ 7,267

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$ 23,299	$ 22,432	$ -	$ -
Actual Return on Plan Assets	(5,211)	1,399	-	-
Employer Contribution	1,200	600	557	620
Benefits Paid and Actual Expenses	(1,188)	(1,132)	(614)	(620)
Medicare Part D reimbursements	-	-	57	-
Fair Value of Plan Assets at End of Year	$ 18,100	$ 23,299	$ -	$ -

Funded Status	$ (4,501)	$ 236	$ (6,764)	$ (7,267)

Key Assumptions
Discount Rate	6.75%	6.25%	6.75%	6.25%
Rate of Compensation Increase	4.50%	5.00%	N/A	N/A

The accumulated benefit obligation for the pension plan was $20,472,000 and $20,314,000 at December 31, 2008 and 2007, respectively.

The following table shows amounts recognized in accumulated other comprehensive income:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
Prior Service Cost	$32	$-	$79	$91
Net Loss	(6,968)	(1,217)	488	96
Change in Other Comprehensive Income	$(6,936)	$(1,217)	$567	$187

    The following table provides the components of net periodic benefit cost for the plans:

(All Amounts in Thousands)	Pension Plan			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost
Service Cost	$ 597	$ 616	$ 676	$ 18	$ 25	$ 63
Interest Cost	1,415	1,347	1,311	428	439	453
Expected Return on Plan Assets	(1,792)	(1,719)	(1,534)	-	-	-
Amortization of Prior Service Cost	(2)	-	-	(12)	(14)	(22)
Amortization of Net Actuarial Loss	-	12	162	-	-	-
Net Periodic Benefit Cost	$ 218	$ 256	$ 615	$ 434	$ 450	$ 494
Special Termination Benefits	-	20	10	-	-	-
Curtailment Gain	-	-	-	-	(38)	(45)
Net Periodic Benefit Cost After Special Termination Benefits and Curtailment Gain	$ 218	$ 276	$ 625	$ 434	$ 412	$ 449

Key Assumptions
Discount Rate	6.25%	5.75%	5.75%	6.75%	6.25%	5.75%
Expected Return on Plan Assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of Compensation Increase	5.00%	5.00%	5.00%	N/A	N/A	N/A

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

(All Amounts in Thousands)	1% Increase	1% Decrease
Change in total service and interest cost components
for the year ended December 31, 2008	$ 41	$ (35)
Change in postretirement benefit obligation as of December 31, 2008	657	(558)

The following table provides the expected future benefit payments as of December 31, 2008:
(All Amounts in Thousands)
Fiscal Year Beginning	Pension Plan	Postretirement Benefits
2009	$1,250	$535
2010	1,306	548
2011	1,395	554
2012	1,420	548
2013	1,483	551
2014-2018	8,348	2,629

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

NOTE H – TRANSACTIONS WITH RELATED PARTIES

We own a 50% interest in RTI Logistics L.L.C. (“RTI”) (See Note M-Unconsolidated Entities on Page F-28).  At December 31, 2008, we had two long-term receivables of $1,940,000 and $310,000, respectively, due from RTI.  The long-term portion of both of these receivables is included in Due from Related Parties.  Interest income on the $1,940,000 receivable is earned at the rate of 5% per year for seven years.  A total of $25,000 was repaid in 2008 on this receivable.  Interest income on the $310,000 receivable is earned at the rate of 6% per year, and the receivable along with interest income is payable on demand.
We own a 49% interest in Terminales Transgolfo  (“TTG”) (See Note M- Unconsolidated Entities on Page F-28).  At December 31, 2008, we had a long-term receivable of $4,459,000 due from TTG.  The long-term portion of this receivable is included in Due from Related Parties.  Interest income on this receivable is earned at the rate of 7.65% per year for seven years.
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

Contingencies
In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters.  While we believe that we have meritorious defenses against these claims, our management has used significant estimates in determining our potential exposure.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  As is true of all estimates based on historical experience, these estimates are subject to some volatility.  However, because our total exposure is limited by our aggregate stop loss levels (see Note E on Page F-17 for further discussion of our self-retention insurance program), we believe that our exposure is within our estimated levels.  Where appropriate, we have recorded provisions, included in Other Long-Term Liabilities: Other, to cover our potential exposure and recorded anticipated recoveries from insurance companies, included in Other Assets.  Although it is difficult to predict the costs of ultimately resolving such issues, we have determined that our current insurance coverage is sufficient to limit any additional exposure to an amount that would not be material to our financial position.  Therefore, we do not expect such changes in these estimates to have a material effect on our financial position or results of operations, although we cannot provide assurances to this effect.
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

NOTE L - SIGNIFICANT OPERATIONS

Major Customers
We have several medium to long-term contracts related to the operations of various vessels (See Note I – Commitments and Contingencies on Page F-23), from which revenues represent a significant amount of our total revenue.  Revenues from the contracts with the MSC were $29,988,000, $32,387,000 and $31,796,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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

	Year Ended December 31,
(All Amounts in Thousands)	2008	2007	2006
United States	$154,068	$122,641	$114,820
Asian Countries	87,329	74,091	69,197
Rail-Ferry Service Operating Between U.S. Gulf and Mexico	39,410	21,235	18,427
Other Countries	1,094	146	1,054
Total Revenues	$281,901	$218,113	$203,498

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

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$218,805	$19,195	$39,410	$4,491	$281,901
Intersegment Revenues (Eliminated)	-	-	-	19,626	19,626
Intersegment Expenses (Eliminated)	-	-	-	(19,626)	(19,626)
Voyage Expenses	168,479	17,553	32,136	2,072	220,240
Depreciation and Amortization	21,499	977	6,016	45	28,537
Gross Voyage Profit	35,735	1,642	1,909	2,407	41,693
Interest Expense	4,803	-	1,502	581	6,886
Segment Profit	30,932	1,642	407	1,826	34,807
Segment Assets	227,821	3,933	67,470	27,155	326,380
Expenditures for Segment Assets	4,438	169	1,694	1,894	8,195
2007
Revenues from External Customers	$178,336	$16,652	$21,235	$1,890	$218,113
Intersegment Revenues (Eliminated)	-	-	-	14,245	14,245
Intersegment Expenses (Eliminated)	-	-	-	(14,245)	(14,245)
Voyage Expenses	137,828	10,940	18,406	841	168,015
Depreciation and Amortization	23,231	2,046	5,223	601	31,101
Gross Voyage Profit (Loss)	25,198	4,100	(1,566)	1,044	28,776
Interest Expense	7,122	625	2,172	(157)	9,762
Gain on Sale of Other Asset	-	-	-	12	12
Segment Profit (Loss)	18,076	3,475	(3,738)	1,213	19,026
Segment Assets	242,202	4,946	102,988	1,326	351,462
Expenditures for Segment Assets	32,620	3,932	12,630	16,700	65,882
2006
Revenues from External Customers	$166,615	$16,081	$18,427	$2,375	$203,498
Intersegment Revenues (Eliminated)	-	-	-	13,582	13,582
Intersegment Expenses (Eliminated)	-	-	-	(13,582)	(13,582)
Voyage Expenses	124,289	9,522	19,734	1,967	155,512
Depreciation and Amortization	18,267	2,744	4,598	86	25,695
Impairment Loss	-	-	(8,866)	-	(8,866)
Gross Voyage Profit (Loss)	28,517	4,142	(14,002)	397	19,054
Interest Expense	7,562	1,399	2,154	32	11,147
Segment Profit (Loss)	20,955	2,743	(16,156)	365	7,907
Segment Assets	184,659	32,468	83,082	14,312	314,521
Expenditures for Segment Assets	6,990	-	16,429	6,812	30,231

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

Terminal Management Company

In 2000, we acquired a 50% interest in Terminales Transgolfo (“TTG”) for $228,000, which operates a terminal in Coatzacoalcos, Mexico, utilized by our Rail-Ferry Service.  During 2005, the other unaffiliated 50% owner of TTG acquired 1% of our 50% interest in TTG.   As of December 31, 2008, we have a 49% interest in TTG.  In 2006, TTG began making improvements to the terminal in Mexico to accommodate the second decks that were added to the two vessels operating in our Rail-Ferry Service during the first half of 2007.  We are funding 49% of the cost of the terminal improvements, of which 30% is a capital contribution and is reported as an investment in unconsolidated entities.  The remaining 70% is a loan to TTG (see Note H-Transactions with Related Parties on Page F-23).  During the years ended December 31, 2008, 2007 and 2006, we made capital contributions of $120,000, $1,004,000 and $950,000 respectively, associated with funding improvements to the terminal.  The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  No distributions were made by TTG during 2008, 2007 and 2006.  As of December 31, 2008 and 2007, TTG owed us $4,459,000 and $4,181,000, respectively. (See Note H- Transactions with Related Parties on Page F-23).

Transloading and Storage Facility Company

In 2005, we acquired a 50% interest in RTI Logistics L.L.C. (“RTI”), which owns a transloading and storage facility that was used in our Rail-Ferry Service, for $1,587,000.  We purchased our shares from a former owner at a premium, which resulted in a difference of approximately $973,000 between our investment in RTI and the underlying equity in net assets of the subsidiary.  Additional investments of approximately $386,000 were made in 2006. The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  The Company’s interest in the earnings from the date of this investment through December 31, 2008, was immaterial.  No distributions were made by RTI during 2008, 2007 and 2006.  We have also loaned funds to RTI, and as of December 31, 2008 and 2007, RTI owed us $2,250,000 and $2,275,000, respectively (See Note H- Transactions with Related Parties on Page F-23).

NOTE N - SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(All Amounts in Thousands)	2008	2007	2006

Cash Payments:
Interest Paid	$7,589	$9,874	$10,949
Taxes Paid	597	528	557

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVES

The estimated fair values of our financial instruments and derivatives are as follows (asset/ (liability)):
                                                          December 31,                                                                                                                                December 31,
                                                                                 2008                                                                   2007
	Carrying	Fair	Carrying	Fair
(All Amounts in Thousands)	Amount	Value	Amount	Value
Interest Rate Swap Agreements	($10,746)	($10,746)	($1,428)	($1,428)
Foreign Currency Contracts	($1,290)	($1,290)	($2)	($2)
Long-Term Debt	($140,126)	($140,126)	($143,204)	($143,204)

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

NOTE R - QUARTERLY FINANCIAL INFORMATION - (Unaudited)

	(All Amounts in Thousands Except Share Data)	Quarter Ended
		March 31	June 30	Sept. 30	Dec. 31

2008	Revenues	$63,705	$61,149	$84,349	$72,698
	Expenses	57,189	53,961	67,849	61,209
	Gross Voyage Profit	6,516	7,188	16,500	11,489
	Income from Continuing Operations	217	18,025	11,191	4,790
	Net Income (Loss) from Discontinued Operations	4,597	(9)	119	120
	Net Income Available to Common Stockholders	4,726	18,016	11,310	4,910
	Basic and Diluted Earnings per Common Share:
	Net Income Available to Common Stockholders-Basic
	Continuing Operations	0.02	2.38	1.55	0.67
	Discontinued Operations	0.63	0.00	0.02	0.02
	Net Income Available to Common Stockholders-Diluted
	Continuing Operations	0.02	2.37	1.54	0.66
	Discontinued Operations	0.58	0.00	0.02	0.02

2007	Revenues	$50,277	$57,102	$54,307	$56,427
	Expenses	44,163	49,068	46,885	49,221
	Gross Voyage Profit	6,114	8,034	7,422	7,206
	Income from Continuing Operations	1,889	2,983	3,433	3,487
	Net (Loss) Gain from Discontinued Liner Service	2,851	3,970	(1,116)	(81)
	Net Income Available to Common Stockholders	4,140	6,353	1,717	2,806
	Basic and Diluted Earnings (Loss) per Common Share:
	Net Income (Loss) Available to Common Stockholders
	Continuing Operations	0.21	0.38	0.43	0.44
	Discontinued Operations	0.47	0.63	(0.17)	(0.01)
	Net Income (Loss) Available to Common Stockholders-Diluted
	Continuing Operations	0.23	0.36	0.40	0.41
	Discontinued Operations	0.35	0.48	(0.13)	(0.01)

NOTE S – EARNINGS PER SHARE
The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):
	Year Ended December 31,
	2008	2007	2006
Numerator
Net Income (Loss) Available to Common Stockholders – Basic
Continuing *	$34,135	$9,392	$15,794
Discontinued	4,827	5,624	(1,146)
	$38,962	$15,016	$14,648
Net Income (Loss) – Diluted
Continuing	$34,223	$11,792	$18,194
Discontinued	4,827	5,624	(1,146)
	$39,050	$17,416	$17,048
Denominator
Weighted Average Shares of Common Stock Outstanding:
Basic	7,314,216	6,360,208	6,116,036
Plus:
Effect of dilutive restrictive stock	22,341	-	-
Effect of dilutive stock options	-	9,265	6,542
Effect of dilutive convertible shares from preferred stock	165,000	2,000,000	2,000,000
Diluted	7,501,555	8,369,473	8,122,578

Basic and Diluted Earnings Per Common Share
Net Income (Loss) Available to Common
Stockholders – Basic
Continuing Operations	$4.67	$1.48	$2.58
Discontinued Operations	0.66	0.88	(0.18)
	$5.33	$2.36	$2.40

Net Income (Loss) Available to Common
Stockholders – Diluted
Continuing Operations	$4.56	$1.41	$2.24
Discontinued Operations	0.64	0.67	(0.14)
	$5.20	$2.08	$2.10
* Income (Loss) from Continuing Operations less Preferred Stock Dividends

NOTE T - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive Income (Loss) is comprised of the following, net of tax:

	December 31,
	2008	2007
Unrealized gains (losses) on marketable securities	$ (597)	$ 251
Fair value of derivatives	(10,997)	(1,189)
Funding status of benefit plans	(5,254)	(1,034)
	$ (16,848)	$ (1,972

NOTE U – STOCK BASED COMPENSATION

A summary of the activity for restricted stock awards during the year ended December 31, 2008 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-vested – January 1, 2008	-	-
Shares Granted	175,000	$18.40
Shares Vested	-	-
Shares Forfeited	-	-
Non-vested – December 31, 2008	175,000	$18.40

The following table summarizes the amortization of compensation cost, which we will include in administrative and general expenses, relating to all of the Company’s restricted stock grants as of December 31, 2008:

Grant Date	2009	2010	2011	2012	Total

April 30, 2008	$1,135,000	$ 894,000	$ 401,000	$ 33,000	$3,220,000

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