Form 10-Q
period 2009-08-07
INTERNATIONAL SHIPHOLDING CORP
filed 2009-08-07
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Common stock, $1 par value. . . . . . . . 7,406,070 shares outstanding as of June 30, 2009

INTERNATIONAL SHIPHOLDING CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$99,815	$61,149	$197,893	$124,854

Operating Expenses:
Voyage Expenses	76,862	48,902	154,943	101,010
Vessel and Barge Depreciation	5,225	5,059	10,394	10,140
Impairment Loss	2,899	-	2,899	-

Gross Voyage Profit	14,829	7,188	29,657	13,704

Administrative and General Expenses	4,670	4,869	10,940	9,906

Operating Income	10,159	2,319	18,717	3,798

Interest and Other:
Interest Expense	1,402	1,576	2,870	3,631
Loss on Sale of Investment		91	-	91
Loss on Redemption of Preferred Stock	-	-	-	1,371
Investment Loss (Income)	141	(192)	332	(437)
	1,543	1,475	3,202	4,656
Income (Loss) from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net Income
of Unconsolidated Entities	8,616	844	15,515	(858)

(Benefit) Provision for Income Taxes:
Current	65	-	130	-
Deferred	(286)	(614)	(2,015)	(1,814)
State	(5)	9	44	25
	(226)	(605)	(1,841)	(1,789)
Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	1,817	16,576	2,778	17,782

Income from Continuing Operations	10,659	18,025	20,134	18,713

Gain from Discontinued Operations
Gain (Loss) on Sale of Liner Assets	-	(9)	-	4,588
Provision for Income Taxes	-	-	-	(471)
Income from Discontinued Operations	-	(9)	-	4,117

Net Income	$10,659	$18,016	$20,134	$22,830

Preferred Stock Dividends	-	-	-	88

Net Income Available to Common Stockholders	$10,659	$18,016	$20,134	$22,742

Basic and Diluted Earnings Per Common Share:

Net Income Available to Common Stockholders
Continuing Operations	$1.47	$2.38	$2.79	$2.51
Discontinued Operations	-	-	-	0.55
	$1.47	$2.38	$2.79	$3.06

Net Income Available to Common Stockholders - Diluted
Continuing Operations	$1.46	$2.37	$2.78	$2.41
Discontinued Operations	-	-	-	0.53
	$1.46	$2.37	$2.78	$2.94

Weighted Average Shares of Common Stock Outstanding:
Basic	7,228,570	7,585,207	7,220,863	7,433,281
Diluted	7,278,782	7,602,314	7,253,360	7,775,169

Dividends Per Share:	$.50	-	$1.00	-

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	June 30,	December 31,
ASSETS	2009	2008

Current Assets:
Cash and Cash Equivalents	$56,923	$51,835
Marketable Securities	13,167	2,707
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $224 and $132 in 2009 and 2008:
Traffic	7,513	14,581
Agents'	4,290	2,712
Other	19,612	5,567
Net Investment in Direct Financing Leases	7,579	7,874
Other Current Assets	1,680	2,187
Material and Supplies Inventory, at Lower of Cost or Market	2,985	2,842
Total Current Assets	113,749	90,305

Investment in Unconsolidated Entities	6,567	5,803

Net Investment in Direct Financing Leases	102,269	108,973

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	347,287	338,729
Leasehold Improvements	26,128	26,128
Furniture and Equipment	6,815	5,023
	380,230	369,880
Less - Accumulated Depreciation	(178,300)	(166,931)
	201,930	202,949

Other Assets:
Deferred Charges, Net of Accumulated Amortization	17,031	12,639
of $16,695 and $17,018 in 2009 and 2008, Respectively
Acquired Contract Costs, Net of Accumulated Amortization	1,091	1,819
of $29,434 and $28,706 in 2009 and 2008, Respectively
Due from Related Parties	5,427	6,195
Other	6,763	5,428
	30,312	26,081

	$454,827	$434,111

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	June 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$13,106	$13,285
Accounts Payable and Accrued Liabilities	37,048	26,514
Total Current Liabilities	50,154	39,799

Long-Term Debt, Less Current Maturities	125,568	126,841

Other Long-Term Liabilities:
Deferred Income Taxes	3,925	4,893
Lease Incentive Obligation	6,788	7,314
Other	45,126	50,072
	55,839	62,279

Stockholders' Investment:
Common Stock	8,421	8,390
Additional Paid-In Capital	82,004	81,443
Retained Earnings	165,261	152,379
Treasury Stock	(20,172)	(20,172)
Accumulated Other Comprehensive Loss	(12,248)	(16,848)
	223,266	205,192

	$454,827	$434,111

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)
	Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income	$20,134	$22,830
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	10,619	10,329
Amortization of Deferred Charges and Other Assets	4,928	4,307
Benefit for Deferred Income Taxes	(1,971)	(1,343)
Impairment Loss	2,899	-
Loss on Early Redemption of Preferred Stock	-	1,371
Equity in Net Income of Unconsolidated Entities	(2,778)	(17,782)
Distributions from Unconsolidated Entities	2,000	2,500
Gain on Sale of Assets	-	(4,588)
Loss on Sale of Investments	-	91
Deferred Drydocking Charges	(10,194)	(1,473)
Changes in:
Accounts Receivable	(4,377)	2,902
Inventories and Other Current Assets	691	2,001
Other Assets	(1,335)	19
Accounts Payable and Accrued Liabilities	11,078	1,923
Pension Plan Funding	(1,000)	-
Other Long-Term Liabilities	(1,577)	(3,351)
Net Cash Provided by Operating Activities	29,117	19,736

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	3,985	3,686
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(11,869)	(2,414)
Proceeds from Sale of Assets	-	10,799
(Purchase of) and Proceeds from Marketable Securities	(10,323)	2,040
Decrease in Related Party Note Receivables	9	15
Net Cash (Used)/Provided by Investing Activities	(18,198)	14,126

Cash Flows from Financing Activities:
Redemption of Preferred Stock	-	(17,306)
Common Stock Repurchase	-	(6,673)
Proceeds from Issuance of Debt	8,007	-
Repayment of Debt	(6,522)	(6,443)
Additions to Deferred Financing Charges	(64)	(484)
Preferred Stock Dividends Paid	-	(88)
Common Stock Dividends Paid	(7,252)	-
Net Cash Used by Financing Activities	(5,831)	(30,994)

Net Increase in Cash and Cash Equivalents	5,088	2,868
Cash and Cash Equivalents at Beginning of Period	51,835	14,103
Cash and Cash Equivalents at End of Period	$56,923	$16,971

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles for complete financial statements.   The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.  We have made certain reclassifications to prior period financial information in order to conform to current year presentations, specifically increases to “Revenues” and “Voyage Expenses” to match the current process we use to book voyage revenue from supplemental cargoes.  The reclassification of the three - and six - month periods ending June 30, 2009 resulted in increases of $3.0 million and $10.9 million, respectively, for both revenues and voyage expenses (none of which changed our gross profit for these periods.  A further explanation on the revenue reclassification and the adjustment amounts for all prior periods necessary is included on the Form 10-K/A for the year ended December 31, 2008, filed with the Security and Exchange Commission on June 29, 2009.

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

Note 2.  Employee Benefit Plans
The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended June 30, 2009 and 2008:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
Components of net periodic benefit cost:	2009	2008	2009	2008
Service cost	$138	$146	$4	$3
Interest cost	371	351	110	109
Expected return on plan assets	(356)	(440)	-	-
Amortization of prior service cost	(1)	-	(3)	(3)
Amortization of Net (Gain)/Loss	113	-	-	-
Net periodic benefit cost	$265	$57	$111	$109

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the six months ended June 30, 2009 and 2008:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2009	2008	2009	2008
Service cost	$276	$292	$8	$6
Interest cost	742	702	220	218
Expected return on plan assets	(712)	(880)	-	-
Amortization of prior service cost	(2)	-	(6)	(6)
Amortization of Net (Gain)/Loss	226	-	-	-
Net periodic benefit cost	$530	$114	$222	$218

Through June 30, 2009, we contributed $1.0 million to our Pension Plan this year.  As we continue to monitor market conditions and the return on our plan assets, it has been determined additional contributions of up to $1.0 million for the future quarters in 2009 will be warranted to meet, or exceed, our estimated  funding obligation.

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

We do not allocate to our segments administrative and general expenses, investment income, gain on sale of investment, gain or loss on early extinguishment of debt, equity in net income of unconsolidated entities, or income taxes.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.

The following table presents information about segment profit and loss for the three months ended June 30, 2009 and 2008:
	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2009
Revenues from External Customers	$86,180	$4,772	$8,119	$744	$99,815
Intersegment Revenues (Eliminated)	-	-	-	(6,006)	(6,006)
Intersegment Expenses (Eliminated)	-	-	-	6,006	6,006
Voyage Expenses	65,694	4,073	6,536	559	76,862
Vessel Depreciation	3,757	-	1,465	3	5,225
Impairment Loss	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	13,830	699	118	182	14,829
Interest Expense	962	-	315	125	1,402
Segment Profit (Loss)	12,868	699	(197)	57	13,427
2008
Revenues from External Customers	$44,551	$5,012	$10,889	$697	$61,149
Intersegment Revenues (Eliminated)	-	-	-	3,122	3,122
Intersegment Expenses (Eliminated)	-	-	-	(3,122)	(3,122)
Voyage Expenses	35,141	4,993	8,632	136	48,902
Vessel Depreciation	3,713	-	1,342	4	5,059
Gross Voyage Profit (Loss)	5,697	19	915	557	7,188
Interest Expense	1,190	-	389	(3)	1,576
Segment Profit (Loss)	4,507	19	526	560	5,612

The following table presents information about segment profit and loss for the six months ended June 30, 2009 and 2008:
	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2009
Revenues from External Customers	$172,580	$8,847	$14,504	$1,962	$197,893
Intersegment Revenues (Eliminated)	-	-	-	(6,316)	(6,316)
Intersegment Expenses (Eliminated)	-	-	-	6,316	6,316
Voyage Expenses	131,910	7,710	12,900	2,423	154,943
Vessel Depreciation	7,463	-	2,926	5	10,394
Impairment Loss	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	30,308	1,137	(1,322)	(466)	29,657
Interest Expense	1,974	-	640	256	2,870
Segment Profit (Loss)	28,334	1,137	(1,962)	(722)	26,787
2008
Revenues from External Customers	$93,975	$9,860	$19,138	$1,881	$124,854
Intersegment Revenues (Eliminated)	-	-	-	6,248	6,248
Intersegment Expenses (Eliminated)	-	-	-	(6,248)	(6,248)
Voyage Expenses	75,126	9,027	16,210	647	101,010
Vessel Depreciation	7,426	-	2,707	7	10,140
Gross Voyage Profit (Loss)	11,423	833	221	1,227	13,704
Interest Expense	2,752	-	879	-	3,631
Segment Profit (Loss)	8,671	833	(658)	1,227	10,073

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Profit or Loss:	2009	2008	2009	2008
Total Profit for Reportable Segments	$13,427	$5,612	$26,787	$10,073
Unallocated Amounts:
Administrative and General Expenses	(4,670)	(4,869)	(10,940)	(9,906)
Gain (Loss) on Sale of Investment	-	(91)	-	(91)
Investment (Loss) Income	(141)	192	(332)	437
Loss on Redemption of Preferred Stock	-	-	-	(1,371)
Income (Loss) from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$8,616	$844	$15,515	$(858)

Note 4.  Unconsolidated Entities
We have a 50% interest in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which through its subsidiaries owns two Cape-Size Bulk Carriers, one Panamax Bulk Carrier and has two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  We account for this investment under the equity method and our share of Dry Bulk’s earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment was $1.6 million and $16.4 million for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, our portion of the earnings of this investment was $2.7 million and $17.6 million, respectively.  Our portion of Dry Bulk’s earnings for the three- and six-month periods ended June 30, 2008 includes a $15.1 million gain attributable to Dry Bulk’s sale of one of its Panamax Bulk Carriers in the second quarter of 2008.
We received cash distributions from Dry Bulk of $2.0 million and $2.5 million in the first six months of 2009 and 2008, respectively.
The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2009	2008	2009	2008
Operating Revenues	$7,016	$6,761	$12,956	$13,408
Operating Income	$4,402	$3,669	$7,757	$7,184
Net Income	$3,288	$32,811	$5,377	$34,937

During 2008, the dividends paid by Dry Bulk exceeded 50% of its consolidated net results, which caused it to fail to meet certain financial debt covenants as of December 31, 2008.  Accordingly, all the debt due to HSH/Norbank AG (“the bank”) was classified as short term debt.  Subsequently, Dry Bulk requested and received a waiver from the bank.  The waiver will require that the owners of Dry Bulk provide a guarantee in the amount of $21 million each until January 31, 2010.

Note 5.  Earnings Per Share
We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including share issuances that vest under restricted stock grants using the treasury stock method and shares issuable convertible preferred stock using the if-converted method.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
Net Income (Loss) Available to Common Stockholders – Basic:
Continuing	$10,659	$18,025	$20,134	$18,625
Discontinued	-	(9)	-	4,117
	$10,659	$18,016	$20,134	$22,742

Net Income (Loss) – Diluted:
Continuing	$10,659	$18,025	$20,134	$18,713
Discontinued	-	(9)	-	4,117
	$10,659	$18,016	$20,134	$22,830
Denominator
Weighted Avg Shares of Common Stock Outstanding:
Basic	7,228,570	7,585,207	7,220,863	7,433,281
Plus:
Effect of dilutive restrictive stock	50,212	17,107	32,497	8,554
Effect of dilutive convertible shares from preferred stock	-	-	-	333,334
Diluted	7,278,782	7,602,314	7,253,360	7,775,169

Basic and Diluted Earnings Per Common Share:
Net Income Available to Common Stockholders - Basic
Continuing Operations	$1.47	$2.38	$2.79	$2.51
Discontinued Operations	-	-	-	0.55
	$1.47	$2.38	$2.79	$3.06

Net Income Available to Common Stockholders – Diluted:
Continuing Operations	$1.46	$2.37	$2.78	$2.41
Discontinued Operations	-	-	-	0.53
	$1.46	$2.37	$2.78	$2.94

Note 6. Comprehensive Income

The following table summarizes components of comprehensive income for the three months ended June 30, 2008 and 2009:
	Three Months Ended June 30,
(Amounts in Thousands)	2009	2008
Net Income	$10,659	$18,016
Other Comprehensive Income:
Unrealized Foreign Currency Translation Gain	107	-
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $206 and $107, Respectively	375	199
Change in Fair Value of Derivatives, Net of Deferred Taxes of $514 and $184, respectively	2,600	4,716
Total Comprehensive Income	$13,741	$22,931

The following table summarizes components of comprehensive income for the six months ended June 30, 2009 and 2008:
	Six Months Ended June 30,
(Amounts in Thousands)	2009	2008
Net Income	$20,134	$22,830
Other Comprehensive Income:
Unrealized Foreign Currency Translation Gain	62	-
Unrealized Holding Gain (Loss) on Marketable Securities, Net of Deferred Taxes of $248 and ($23), respectively	451	(46)
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $573 and $27, respectively	4,087	115
Total Comprehensive Income	$24,734	$22,899

Note 7. Income Taxes
We recorded a benefit for income taxes of $1.9 million on our $15.5 million of income from continuing operations before income from unconsolidated entities in the first six months of 2009, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first six months of 2008, our benefit was $1.8 million on our $858,000 loss from continuing operations before income from unconsolidated entities.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2008, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

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

SFAS 157 requires the use of valuation techniques that are consistent with one or more of the market approach, the income approach or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$13,167	$-	$-	$13,167
Derivative liabilities	-	(7,376)	-	(7,376)

We used the following methods and assumptions in estimating our fair value disclosures of financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets fair values.

Marketable Securities: Fair values for marketable securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Current Maturities of Long-Term Debt:  The fair value of our debt is estimated based on the current rates offered to us on outstanding obligations.

Long-Term Debt: The fair value of our debt is estimated based on the current rates offered to us on outstanding obligations.

The fair value of financial instruments at June 30, 2009 and December 31, 2008 is as follows:

(Amounts in Thousands)	June 30, 2009		December 31, 2008
Financial Assets:	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and Cash Equivalents	$56,923	$56,923	$51,835	$51,835
Marketable Securities	13,167	13,167	2,707	2,707
	$70,090	$70,090	$54,542	$54,542

Financial Liabilities:
Current Maturities of L-T Debt	$13,106	$13,106	$13,285	$13,285
Long-Term Debt	125,568	125,568	126,841	126,841
	$138,674	$138,674	$140,126	$140,126

Note 9.  Marketable Securities

The amortized cost and fair values of marketable securities are shown in the following table.  Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  During 2008, we determined that our unrealized losses in the stocks of several institutions were other-than-temporarily impaired due to the duration and severity of the losses. Therefore, we recognized losses of $369,000 during 2008.  For the three and six month periods ended June 30, 2009, we recognized impairment charges of $293,000 and $735,000, respectively, related to certain investments which we determined had other-than-temporary impairments during 2009.  These impairment charges represented the difference between each investment’s cost and fair value on June 30, 2009.

    The following tables include cost and valuation information on our investment securities, including amounts recorded to other comprehensive income (“OCI”) for unrealized holding gains or losses:

(Amounts In Thousands)
			OCI	OCI
June 30, 2009			Unrealized	Unrealized	Estimated
Securities Available for Sale		Cost Basis	Holding Gains	Holding Losses	Fair Value

Marketable Securities		$2,388	$512	$(158)	$2,742
Total		$2,388	$512	$(158)	$2,742

			OCI	OCI
June 30, 2009	Cost	Net Carrying	Unrealized	Unrealized	Estimated
Securities Held-to-Maturity	Basis	Amount	Holding Gains	Holding Losses	Fair Value

Corporate Bonds	$10,449	$10,425	$-	$-	$10,425
Total	$10,449	$10,425	$-	$-	$10,425

(Amounts In Thousands)
			OCI	OCI
December 31, 2008			Unrealized	Unrealized	Estimated
Securities Available for Sale		Cost Basis	Holding Gains	Holding Losses	Fair Value

Marketable Securities		$3,201	$309	$(803)	$2,707
Total		$3,201	$309	$(803)	$2,707

    The following marketable securities had unrealized holding losses in other comprehensive income (loss) at June 30, 2009:

(Amounts In Thousands except Months)
Equity Security	Fair-Value of Investment with Unrealized Loss	Amount of Unrealized Loss	Months in Unrealized Loss Position

Bank of America Corporation	$71	$(5)	5
Marsh & McLennan Co., Inc.	161	(35)	8
Hancock Holding	162	(36)	4
Kansas City Southern	97	(82)	8
	$491	$(158)

Note 10.  New Accounting Pronouncements

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  We adopted SFAS 165 in the second quarter, which had no impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted AccountingPrinciples , and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.   As the Codification was not intended to change or alter existing GAAP, it is not expected to have any impact on our financial position or results of operations.

Note 11.  Stock Based Compensation

On April 30, 2008, our Compensation Committee granted 175,000 shares of restricted stock to certain executive officers. The shares vest ratably over the respective vesting period, which is approximately four years for 160,000 shares and approximately three years for 15,000 shares.

On April 29, 2009, our Compensation Committee granted another 47,500 shares of restricted stock to certain executive officers. These shares will vest on May 6, 2010, contingent upon the Company achieving certain performance measures for fiscal year 2009.

  The fair value of the Company’s restricted stock, which is determined using the average stock prices as of the date of the grants, are applied to the total shares that are expected to fully vest and the resulting compensation cost is amortized to compensation expense on a straight-line basis over the vesting period.

A summary of the activity for restricted stock awards during the six months ended June 30, 2009 is as follows:
	Shares	Weighted Avg. Fair Value Per Share
Non-vested – December 31, 2008	175,000	$19.01
Shares Granted	47,500	$20.87
Shares Vested	45,000	$19.01
Shares Forfeited	-	-
Non-vested – June 30, 2009	177,500	$19.51

The following table summarizes the annual amortization of unrecognized compensation cost, which we include in administrative and general expenses, relating to all of the Company’s restricted stock grants as of June 30, 2009 (assuming that all awards vest over the periods described above):

Grant Date	2009	2010	2011	2012	Total

April 30, 2008	$1,173,000	$924,000	$414,000	$34,000	$2,545,000
April 29, 2009	$661,000	$330,000	$-	$-	$991,000
	$1,834,000	$1,254,000	$414,000	$34,000	$3,536,000

For the six months ended June 30, 2009, the Company’s income before taxes and net income included $733,000 and $476,000, respectively, of stock-based compensation expense charges, which resulted in decreases in basic and diluted earnings per share of $0.07 per share, respectively.  For the same period ended June 30, 2008, the Company’s income before taxes and net income included $148,000 and $96,000, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.01 per share.

Note 12.  Derivative Instruments

The Company uses derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments must be recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  The ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers, without exception.  The remedy for default is settlement in entirety or payment of the fair market value of the contracts, which is $7.4 million in the aggregate for all of our contracts less a posted collateral of $1.9 million for the quarter ended June 30, 2009.  The unrealized loss related to the Company’s derivative instruments included in accumulated other comprehensive income (loss) was $11.0 million as of January 1, 2009 and $6.9 million as of June 30, 2009.

The notional and fair value amounts of our derivative instruments as of June 30, 2009 were as follows:

(Amounts in thousands)		Asset Derivatives		Liability Derivatives
		2009		2009
	Current Notional	Balance Sheet		Balance Sheet
As of June 30, 2009	Amount	Location	Fair Value	Location	Fair Value
Interest Rate Swaps*	$221,355	-	-	Other Liabilities	$7,377
Foreign Exchange Contracts**	$5,850	Short-Term Assets	$327	Accrued Liabilities	$326
Total Derivatives designated as hedging instruments	$227,205	-	$327	-	$7,703

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

The effect of derivative instruments designated as cash flow hedges on our consolidated statement of income for the six months ended June 30, 2009 is as follows:

(Amounts in thousands) Six Months Ended June 30,	Gain(Loss) Recognized in Other Comprehensive Income	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of Gain(Loss) Reclassified from AOCI to Income
Interest Rate Swaps	$3,247	Interest Expense	($1,476)
Foreign Exchange Contracts	$839	Revenues and Voyage Expenses	($167)
Total	$4,086	-	($1,643)

Note 13.  Impairment Loss

During the second quarter of 2009 we recorded an impairment loss of $2.9 million on one of our International flag container vessels included in our Time Charter Contracts segment.  This charge was the result of the termination of our Time Charter agreement on the vessel upon the mutual agreement of the customer and us.  We agreed to the early termination in exchange for an increase in charter hire on the remaining International flag container vessel.

The amount of the impairment charge was determined by writing down the remaining net book value of the vessel and the remaining unamortized deferred drydocking charges to the estimated fair market value of the vessel.  The estimated fair value of the vessel was determined using available market data, which represented level two inputs in the fair value hierarchy.  We will continue to pursue various options with respect to this vessel, including other potential commercial uses for the vessel and the possibility of selling or disposing of the vessel.

Note 14. Subsequent Events

       We have evaluated subsequent events through August 7, 2009, which is the date that the Company’s financial statements were issued.  No material subsequent events have occurred since June 30, 2009 that required recognition in these financial statements.

In July 2009, we received notification from the Military Sealift Command (“MSC”) that we were being excluded from further consideration for extending the current operating agreements on the three U.S. flag roll on-roll off vessels.  We have filed an agency protest for reinstatement which is under consideration by MSC. The current agreements are set to expire in October 2009, January 2010 and April 2010, with an option for MSC to extend each for an additional six months.

We signed a commitment with Regions Bank on July 15, 2009 for a five year facility to finance up to $40 million for the purchase of additional vessels.  The Company intends to use this financing to fulfill the additional requirements under the Indonesion mining contract.

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

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets; (3) estimated proceeds from sale of assets and the anticipated cost of constructing or purchasing new or existing vessels; (4) estimated fair values of financial instruments, such as interest rate,  commodity and currency swap agreements; (5) estimated losses under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (6) estimated losses attributable to asbestos claims; (7) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (8) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (9) our ability to remain in compliance with our debt covenants; (10) anticipated trends in government sponsored cargoes; (11) our ability to effectively service our debt; (12) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), (13) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives, and (14) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

Our forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, our ability to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques; (ii) secure financing on satisfactory terms to repay existing debt or support operations, including to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers;  (iii) obtain new contracts or renew existing contracts which would employ certain of our vessels or other assets upon the expiration of contracts currently in place, on favorable economic terms; (iv) manage the amount and rate of growth of our  administrative and general expenses and costs associated with operating certain of our vessels; (v) manage our growth in terms of implementing internal controls and information systems and hiring or retaining key personnel, among other things, and (vi) effectively handle our leverage by servicing and meeting the covenant requirements in each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others.

       Other factors include (vii) changes in cargo, charter hire, fuel, and vessel utilization rates; (viii) the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate; (ix) changes in interest rates which could increase or decrease the amount of interest we incur on borrowings with variable rates of interest, and the availability and cost of capital to us; (x) the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures; (xi) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (xii) changes in laws and regulations such as those related to government assistance programs and tax rates; (xiii) the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; (xiv) unplanned maintenance, drydocking and out-of-service days on our vessels, or other similar events giving rise to unanticipated capital or operating expenses; (xv) the ability of customers to fulfill obligations with us; (xvi) the performance of unconsolidated subsidiaries; (xvii); political events in the United States and abroad, including terrorism and piracy, and the U.S. military's response to those events; (xviii) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (xix) unanticipated trends in operating expenses such as fuel and labor costs and our ability to recover these fuel costs through fuel surcharges; and (xx) other economic, competitive, governmental, and technological factors which may affect our operations.

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

Executive Summary
Overview of Second Quarter 2009

Overall Strategy

The company operates a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying growth opportunities as market needs change and utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts under which we can provide our long-standing customers with quality transportation services.

Financial Discipline and Strong Balance Sheet

We continued to improve our financial position in the second quarter of 2009.

▪	Consolidated cash and cash equivalents increased to $56.9 million at June 30, 2009 as compared to $17.0 million for the same period in 2008.
▪	Consistent operating cash flow due to fixed time-charter contracts.
▪	Maintained a working capital ratio of greater than 2 to 1.
▪	Payment of cash dividends of $0.50 per share for the quarter.
▪	Long-term Debt to Equity Ratio of 56.2%
▪	Leverage ratio of 1.8 to 1

Consolidated Financial Performance – Second Quarter 2009 vs. Second Quarter 2008

Our overall performance for the second quarter of 2009 improved significantly as compared to the same period in 2008, after excluding the gain on the sale of a Panamax Bulk Carrier for $15.1 million in the second quarter of 2008. The results were primarily driven by significant improvements in the carriage of supplemental cargoes on our U.S. Flag PCTCs. While the carriage of the supplemental cargoes results are a marked improvement from the prior year, these levels may not be sustainable for the third quarter.

▪	Revenue growth of $38.7 million.
▪	Consolidated gross profit increased by $7.6 million despite of an impairment charge of $2.9 million.
▪	4% reduction in administrative and general expenses.
▪	Decrease in interest expense of $174,000 primarily due to lower principal balances.

Segment Performance – Second Quarter 2009 vs. Second Quarter 2008

Rail-Ferry

▪	Gross profit of $118,000 for the quarter as compared $915,000 from the previous year due to a decrease in volumes.

Time Charter Contracts

▪	Improvement in gross profit of $8.1 million, driven by supplemental cargoes, despite an increase in the number of off-hire days.
▪	Fixed time-charter rate which provides consistent operating cash flow.
▪	Impairment charge of $2.9 million resulting from the early redelivery of one of our two International flag container vessels.

Contract of Affreightment (“COA”)

▪	Increase of $700,000 in gross profits primarily due to lower operating cost.
▪	Guaranteed minimum tonnage for the contract year.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008
	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2009
Revenues from External Customers	$172,580	$8,847	$14,504	$1,962	$197,893
Voyage Expenses	131,910	7,710	12,900	2,423	154,943
Vessel Depreciation	7,463	-	2,926	5	10,394
Impairment Loss	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	30,308	1,137	(1,322)	(466)	29,657
2008
Revenues from External Customers	$93,975	$9,860	$19,138	$1,881	$124,854
Voyage Expenses	75,126	9,027	16,210	647	101,010
Vessel Depreciation	7,426	-	2,707	7	10,140
Gross Voyage Profit (Loss)	11,423	833	221	1,227	13,704

Gross voyage profit increased from $13.7 million in the first six months of 2008 to $29.7 million in the first six months of 2009.  Revenues increased from $124.9 million in the first six months of 2008 to $197.9 million in the first six months of 2009.  Voyage expenses increased from $101.0 million in the first six months of 2008 to $154.9 million in the first six months of 2009.  The changes of revenue and expenses associated with each of our segments are discussed within the following analysis below.

        Time Charter Contracts:  The increase in this segment’s gross voyage profit from $11.4 million in the first six months of 2008 to $30.3 million in the first six months of 2009 was primarily due to an increase in the carriage of supplemental cargoes on our U.S. flag Pure Car Truck Carriers, which caused revenues to increase for this segment from $94.0 million in the first six months of 2008 to $172.6 million in the first six months of 2009.  Offsetting this increase in gross voyage profit is an impairment charge of $2.9 million taken on one of our International flag container vessels. This impairment loss was determined after the early termination on one of our International flag container vessel.  The Company and the Charterer agreed to the early termination in exchange for an increase in charter hire on the remaining International flag container vessel.  While we have recognized this impairment, we will continue to pursue various options with respect to this vessel, including other potential commercial uses for the vessel and the possibility of selling or disposing of the vessel.

        In addition, one of our vessels used to service operations in Indonesia experienced a significant amount of non-operating time resulting from unscheduled repairs.  This vessel was eventually removed from the service and is currently being evaluated for other commercial uses.  If we are unable to employ the vessel, then an impairment charge may be required in future periods.  The vessel’s net book value as of June 30, 2009 is $4.0 million.

       Contracts of Affreightment:  Gross voyage profit increased from $833,000 in the first six months of 2008 to $1.1 million in the first six months of 2009 primarily due to lower fuel cost in 2009.

Rail-Ferry Service:  Gross voyage profit decreased from $221,000 in the first six months of 2008 to a loss of $1.3 million in the first six months of 2009 due to a decrease in volume and rates.  Revenues for this segment decreased from $19.1 million in the first six months of 2008 to $14.5 million in the first six months of 2009 also due to a drop in volume and rates due to the current economic conditions.

Other:  Gross profit decreased from a $1.2 million profit in the first six months of 2008 to a $466,000 loss in the first six months of 2009.  This decrease was primarily due to foreign currency exchange losses related to our unconsolidated entity in Mexico, and 2007 adjusted earnings for Dry Bulk, which were recorded in 2008.

Other Income and Expense

Administrative and general expenses increased from $9.9 million in the first six months of 2008 to $10.9 million in the first six months of 2009 primarily due to the addition of our executive stock compensation program in April 2008 and increased accrued vacation benefits.

The following table shows the significant A&G components for the first six months of 2009 and 2008 respectively.
(All Amounts in Thousands)	Year to Date as of June 30,
A&G Account	2009	2008	Variance

Wages & Benefits	$5,261	$4,889	$372
Executive Stock Compensation	752	148	604
Professional Services	541	614	(73)
Office Building Expenses	659	596	63
Other	3,306	3,659	(353)
Consulting Fees *	421	-	421
TOTAL:	$10,940	$9,906	$1,034
* Fees associated with unaffiliated company’s offer to purchase the company.

         Interest expense decreased from $3.6 million in the first six months of 2008 to $2.9 million in the first six months of 2009 primarily due to lower interest rates and principal balances.

Investment Loss (Income) decreased from $437,000 income in the first six months of 2008 to a loss of $332,000 in the first six months of 2009 due to an impairment charge of $735,000 related to certain investments which we determined had other than temporary impairment.  Management feels that while these adjustments have been made, these unrealized losses were due to overall market conditions seen in the past eighteen months.

Income Taxes

We recorded a benefit for income taxes of $1.9 million on our $15.5 million of income from continuing operations before income from unconsolidated entities in the first six months of 2009, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first six months of 2008, our benefit was $1.8 million on our $858,000 loss from continuing operations before income from unconsolidated entities.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2008, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under the “tonnage tax” laws.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, decreased from $17.8 million in the first six months of 2008 to $2.8 million in the same period of 2009.  The results were driven by our 50% investment in Dry Bulk, a company which owns and operates two Cape-Size Bulk Carriers and one Panamax Bulk Carrier and which has two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  For the second quarters of 2009 and 2008, our portion of the earnings on this investment was $1.6 million and $17.6 million, respectively.  Excluding the gain of $15.1 million on the sale of one of the Panamax Bulk Carriers in the second quarter of 2008, Dry Bulk recorded a slight improvement year on year for the six months ending June 30 2009.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008
	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2009
Revenues from External Customers	$86,180	$4,772	$8,119	$744	$99,815
Voyage Expenses	65,694	4,073	6,536	559	76,862
Vessel Depreciation	3,757	-	1,465	3	5,225
Impairment Loss	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	13,830	699	118	182	14,829
2008
Revenues from External Customers	$44,551	$5,012	$10,889	$697	$61,149
Voyage Expenses	35,141	4,993	8,632	136	48,902
Vessel Depreciation	3,713	-	1,342	4	5,059
Gross Voyage Profit (Loss)	5,697	19	915	557	7,188

Gross voyage profit increased from $7.2 million in the second quarter of 2008 to $14.8 million in the second quarter of 2009.  Revenues increased from $61.1 million in the second quarter of 2008 to $99.8 million in the second quarter of 2009.  Voyage expenses increased from $48.9 million in the second quarter of 2008 to $76.9 million in the second quarter of 2009.  The changes of revenue and expenses associated with each of our segments are discussed within the following analysis below.

        Time Charter Contracts:  The increase in this segment’s gross voyage profit from $5.7 million in the second quarter of 2008 to $13.8 million in the second quarter of 2009 was primarily due to an increase in the carriage of supplemental cargoes on our U.S. flag Pure Car Truck Carriers, which caused revenues to increase for this segment from $44.6 million in the second quarter of 2008 to $86.2 million in the second quarter of 2009.  Offsetting this increase in gross voyage profit is an impairment charge of $2.9 million taken on one of our International flag container vessels.  This impairment loss was determined after the early termination on one of our International flag container vessel.  The Company and the Charterer agreed to the early termination in exchange for an increase in charter hire on the remaining International flag container vessel.  While we have recognized this impairment, we will continue to pursue various options with respect to this vessel, including other potential commercial uses for the vessel and the possibility of selling or disposing of the vessel.

        In addition, one of our vessels used to service operations in Indonesia experienced a significant amount of non-operating time resulting from unscheduled repairs.  This vessel was eventually removed from the service and is currently being evaluated for other commercial uses.  If we are unable to employ the vessel, then an impairment charge may be required in future periods.  The vessel’s net book value as of June 30, 2009 is $4.0 million.

        Contracts of Affreightment:  Gross voyage profit increased from $19,000 in the second quarter of 2008 to $699,000 in the second quarter of 2009 primariliy due to reduced fuel costs.

Rail-Ferry Service:  Gross voyage profit decreased from $915,000 in the second quarter of 2008 to $118,000 in the second quarter of 2009 due to a decrease in volume and rates.  Revenues for this segment decreased from $10.9 million in the second quarter of 2008 to $8.1 million in the second quarter of 2009 also due to a drop in volume and rates due to the current economic conditions.

Other:  Gross profit decreased from $557,000 in the second quarter of 2008 to $182,000 in the second quarter of 2009.  This decrease was due to a decline in Brokerage revenue in the second quarter of 2009 attributable to the weak economy.

Other Income and Expense

Administrative and general expenses decreased from $4.9 million in the second quarter of 2008 to $4.7 million in the second quarter of 2009 primarily due to reductions in legal and financial services expenses and the reversal of previously accrued expenses associated with an unaffiliated company’s offer to purchase the company, partially offset by higher executive stock compensation.

 The following table shows the significant A&G components for the second quarter of 2009 and 2008 respectively.
(All Amounts in Thousands)	Three Months Ended June 30,
A&G Account	2009	2008	Variance

Wages & Benefits	$2,512	$2,457	$55
Executive Stock Compensation	468	148	320
Professional Services	172	234	(62)
Office Building Expenses	327	282	45
Other	1,654	1,748	(94)
Consulting Fees *	(463)	-	(463)
TOTAL:	$4,670	$4,869	$(199)
        * Fees associated with unaffiliated company’s offer to purchase the company.

Interest expense decreased from $1.6 million in the second quarter of 2008 to $1.4 million in the second quarter of 2009 primarily due lower interest rates and principal balances.

Investment Loss (Income) decreased from $192,000 income in the second quarter of 2008 to a loss of $141,000 in the second quarter of 2009 due to an impairment charge of $293,000 related to certain investments which we determined had other than temporary impairment.  Management feels that while these adjustments have been made, these unrealized losses were due to overall market conditions seen in the past eighteen months.

Income Taxes

We recorded a benefit for income taxes of $226,000 on our $8.6 million of income from continuing operations before income from unconsolidated entities in the second quarter of 2009, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the second quarter of 2008, our benefit was $605,000 on our $844,000 loss from continuing operations before income from unconsolidated entities.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2008, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under the “tonnage tax” laws.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, decreased from $16.6 million in the second quarter of 2008 to $1.8 million in the second quarter of 2009.  However, excluding the gain of $15.1 million on the sale of one of Dry Bulk’s Panamax Bulk Carriers in the second quarter of 2008, our results were comparable.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $50.5 million at December 31, 2008, to $63.6 million at June 30, 2009.  This increase was primarily due to an increase in supplemental cargo receivables.  Cash and cash equivalents increased in the first six months of 2009 by $5.1 million to a total of $56.9 million, and marketable securities increased during this period with the purchase of $10.5 million of short-term corporate bonds to $13.2 million.  The increase to cash and cash equivalents was a result of cash provided by operating activities of $29.1 million, partially offset by cash used by financing activities of $5.8 million, and cash used by investing activities of $18.2 million.  Total current liabilities of $50.2 million as of June 30, 2009 included current maturities of long-term debt of $13.1 million.

Operating activities generated a positive cash flow of $29.1 million after adjusting net income of $20.1 million for the first six months of 2009 for non-cash provisions such as depreciation and amortization: a $2.9 million impairment loss on one of our International flag container vessels, and amortization of deferred charges, offset by the deduction of the non-cash $2.8 million from the equity in net income of these unconsolidated entities and an increase in accounts receivables in supplemental cargoes.  Net cash provided by operating activities also included cash dividends of $2.0 million from our investment in unconsolidated entities.

Net cash used by investing activities of $18.2 million included principal payments received under direct financing leases of $3.9 million, offset by capital improvements of $11.9 million and the purchase of  short-term corporate bonds of $10.5 million.

Net cash used for financing activities of $5.8 million included regularly scheduled debt payments of $6.5 million, cash dividends paid of $7.3 million, offset by proceeds from new debt of $8.0 million.

In March 2008, we signed an agreement with Regions Bank to provide us with an unsecured revolving line of credit for $35 million.  This facility replaced the prior secured revolving line of credit for the like amount.  As of June 30, 2009, $6.4 million of the $35 million revolving credit facility, which expires in April of 2011, was pledged as collateral for letters of credit, and the remaining $28.6 million was available.

We signed a commitment with Regions Bank on July 15, 2009 for a five year facility to finance up to $40 million for the purchase of additional vessels.  The Company intends to use this financing to fulfill the additional requirements under the Indonesion mining contract.

Debt and Lease Obligations – As of June 30, 2009, we held three vessels under operating contracts, six vessels under bareboat charter or lease agreements and five vessels under time charter agreements.  The types of vessels held under these agreements include four Pure Car/Truck Carriers, three Breakbulk/Multi Purpose vessels, three Roll-On/Roll-Off vessels, two Container vessels and a Tanker vessel operating in our Time Charter segment, and a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.  We also conduct certain of our operations from leased office facilities.  Refer to our 2008 form 10-K for a schedule of our contractual obligations.

 In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, borrow money, or restructure our debt.  We believe we have sufficient liquidity despite the recent disruption of the capital and credit markets and can continue to fund our working capital and capital investment liquidity needs through cash flow from operations.  While not significant to date, the disruption in capital and credit markets may result in increased borrowing costs associated with short-term and long-term debt.  We have $6.6 million of debt maturities due for the remainder of 2009, $56.0 million due in 2010, $11.4 million due in 2011, $23.8 million due in 2012 and $25.4 million due in 2013.  The 2010 amount includes a balloon payment of approximately $45 million on a Pure Car/Truck Carrier, including an agreement granting the Charterer a vessel purchase option for the like amount.

Bulk Carriers - We have a 50% interest in Dry Bulk, which owns 100% of subsidiary companies which own two Cape-Size Bulk Carriers and one Panamax-Size Bulk Carrier.  This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  Dry Bulk’s subsidiary companies have entered into a ship purchase agreement with a Japanese company for newbuldings of two Handymax Bulk Carriers, scheduled to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37.0 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, Dry Bulk plans to finance the interim construction costs with equity contributions of up to 15% with the 85% balance of the cost being financed with a bank financed bridge loan.  However, if the loan amount differs, additional equity contributions may be required.  While it is anticipated that the required equity contributions will be covered by Dry Bulk’s subsidiary companies’ earnings, if they are not, our anticipated share of these interim equity contributions could be approximately $2.7 million, of which we have already funded $354,000.  Upon completion and delivery, Dry Bulk plans to establish permanent long-term financing.

Dividend Payments – On January 29, 2009 our Board approved a 2009 first quarter payment of a $.50 cash dividend for each share of common stock held on the record date of February 15, 2009, which was paid on March 2, 2009.  On April 29, 2009 our Board approved and declared a second quarter cash dividend of $.50 per share, payable on June 1, 2009 to shareholders of record as of May 14, 2009.  During its July 29, 2009 Meeting, the Board approved and declared a third quarter cash dividend of $.50 per share, payable on September 1, 2009 to shareholders of record as of August 17, 2009.

 Environmental Issues – We are not aware of any known risks for which assertion of a claim is probable that are not covered by third party insurance, third party indemnification or our self-retention insurance reserves.  Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $500,000 for each incident.

On June 23, 2009, a complaint was filed in U.S. District Court of Oregon by ten plaintiffs against approximately forty defendants, including Waterman Steamship Corporation, which is one of our wholly owned subsidiaries. The suit was filed for contribution and recovery of both past and future cost associated with the investigation and remediation of the Portland Harbor Superfund Site. The case is currently under review by our outside legal counsel. The Company’s exposure, if any, would be limited to an insurance deductible which we believe would be immaterial.

In January 2008 we were notified that the United States Coast Guard was conducting an investigation on the SS MAJOR STEPHEN W. PLESS regarding an alleged discharge of untreated bilge water by one or more members of the crew.  The USCG has inspected the ship and interviewed various crew members.  The United States Attorney’s Office has concluded its investigation and confirmed that we are not considered a target of this investigation.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  We adopted SFAS 165 in the second quarter, which had no impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted AccountingPrinciples , and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.   As the Codification was not intended to change or alter existing GAAP, it is not expected to have any impact on our financial position or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk.  We are also exposed to pension plan risks.  We utilize derivative financial instruments including interest rate swap agreements, commodity swap agreements, and currency forward exchange contracts to manage certain of these exposures.  We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation.  We neither hold nor issue financial instruments for trading purposes.

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at June 30, 2009, approximated its carrying value due to the short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt at June 30, 2009, including current maturities, was estimated to equal the carrying value of $138.7 million.

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet.  Currently, each of the Company’s interest rate swaps are accounted for as effective cash flow hedges.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss). As of June 30, 2009, the Company has the following variable-to-fixed interest rate swap contracts outstanding:

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

The fair value of these agreements at June 30, 2009, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $7.4 million.  A hypothetical 10% decrease in interest rates as of June 30, 2009, would have resulted in the fair value of these agreements being a $11.1 million liability.

Commodity Price Risk.  As of June 30, 2009, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2009 fuel requirements for our Rail-Ferry Service segment.  We do, however, have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2009.  A 20% increase in the price of fuel for the period January 1, 2009 through June 30, 2009 would have resulted in an increase of approximately $300,000 in our fuel costs, which, in the absence of fuel surcharges, would otherwise result in a  decrease of approximately $0.04 in our diluted earnings per share based on the shares of our common stock outstanding as of June 30, 2009.  Our charterers in the Time Charter and Contract of Affreightment segments are responsible for purchasing vessel fuel requirements or paying increased freight rates to cover the increased cost of fuel; thus, we have little fuel price risk in these segments.

         Foreign Exchange Rate Risk.  We have entered into foreign exchange contracts to hedge certain firm purchase commitments.  During 2008, we entered six forward purchase contracts totaling $5.4 million.  In the first quarter of 2009, we entered into two forward purchase contracts.  The first was for Mexican Pesos for $450,000 U.S. Dollar equivalents at an exchange rate of 14.7225 and the second was for Indonesian Rupiah for $1.8 million U.S. Dollar equivalents at an exchange rate of 12975.  The following table summarizes these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Transaction Amount in Dollars	Effective Date	Expiration Date
September 2008	Peso	$600	January 2009	October 2009
September 2008	Peso	300	January 2009	October 2009
September 2008	Rupiah	1,050	January 2009	December 2009
October 2008	Peso	450	January 2009	December 2009
October 2008	Peso	450	November 2009	December 2009
October 2008	Rupiah	750	January 2009	December 2009
January 2009	Peso	450	January 2010	March 2010
February 2009	Rupiah	1,800	January 2010	December 2010

  The aggregate fair value of these contracts at June 30, 2009, is an asset of $1,000.  The potential fair value change of these contracts that would have resulted from a hypothetical 10% adverse change in exchange rates would be immaterial.

  On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a new PCTC vessel under construction and currently scheduled for final delivery in March 2010.  The Facility will finance up to Yen 6,280,000,000 towards the overall purchase price of the vessel.  Under current accounting guidelines, since this Facility is not denominated under our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued with any adjustments are recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our recorded results.  While we believe that these fluctuations will smooth out over time, any particular reporting period could be materially impacted by these adjustments.  The Company intends to continue to monitor its risk profile for this Facilty and potentially enter into foreign currency derivative instruments that may aid in offsetting these fluctuations.

Pension Plan Risk.  As a result of the current capital market crisis, we have experienced a significant decline in the market value of plan assets.  While currently the plan is appropriately funded under the new regulatory requirements for plan year 2009, any prolonged market decline may affect funding requirements for 2009 or thereafter.  We have contributed $1.0 million to our pension plan for the six months ended June 30, 2009.  As we continue to monitor market conditions and the return on our plan assets, it has been determined additional contributions up to $1.0 million for the future quarters in 2009 will be warranted to meet, or exceed, our estimated  funding obligation.

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
Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures have been effective as of the end of the period covered by this report in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the six months, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.
The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS

On September 17, 2008, Alan R. Kahn, on behalf of himself and other similarly situated stockholders, filed a purported class action suit in the Circuit Court of Mobile County, Alabama, against the Company and our directors, alleging that the director defendants breached their fiduciary duties of care, loyalty and good faith in connection with Liberty’s conditional offer to purchase the outstanding common stock of the Company by, among other things, purportedly failing to take adequate measures to ensure that the interests of the Company’s minority stockholders were protected.  The lawsuit saught, among other things, injunctive relief relating to certain voting rights of the Company’s stockholders and monetary relief in an unspecified amount.  The plaintiff filed a notice of voluntary dismissal on April 27, 2009, and the Court dismissed this action without prejudice on May 5, 2009.  All costs associated with this action have been included in the Company’s results.

ITEM 1A – RISK FACTORS

In addition to the risk factor set forth below, please see the risk factors included in our Form 10-K Annual Report for our fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 13, 2009.

Changes in effective tax rates and new tax legislation regarding our foreign earnings could materially affect our future results and financial position.

Our future reported financial results from operations performed abroad may be affected by the proposed federal tax law changes announced May 4, 2009 by the current administration. A significant amount of our operating earnings are derived outside of the United States (“U.S.”) and a significant amount of our assets currently reside outside of the U.S. Those foreign earnings are represented to be indefinitely invested outside of the U.S. therefore, we have not provided for U.S. federal or state income taxes or foreign withholding taxes on them. The current administration recently announced several initiatives to reform the tax rules that govern the treatment of foreign earnings. These proposals included; reducing or eliminating the deferral of U.S. income tax on our unrepatriated foreign earnings which could require those earnings to be taxed in the U.S. at the U.S. federal income tax rate; limiting certain related party interest; limit the use of the “check the box” election to defer U.S. tax on the earnings of foreign subsidiaries; eliminating or substantially reducing our ability to claim foreign tax credits; and eliminating various tax deductions until foreign earnings are repatriated back to the U.S. Accordingly, our future reported financial results may be adversely impacted to the extent any of these initiatives require the recognition of a tax liability not currently required.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  In 2008, we repurchased 491,572 shares of our common stock for $11.5 million.  No shares have been repurchased in 2009. Unless and until the Board otherwise provides, this new authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.
This table provides certain information with respect to the Company’s purchase of shares of its common stock during the second fiscal quarter of 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2009 – April 30, 2009	-	-	-	508,428
May 1, 2009 – May 31 , 2009	-	-	-	508,428
June 1, 2009 – June 30, 2009	-	-	-	508,428

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

Date:   August 7, 2009