Form 10-Q
period 2009-11-06
INTERNATIONAL SHIPHOLDING CORP
filed 2009-11-06
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Common stock, $1 par value. . . . . . . . 7,406,070 shares outstanding as of September 30, 2009

INTERNATIONAL SHIPHOLDING CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$92,261	$84,349	$290,156	$209,203

Operating Expenses:
Voyage Expenses	71,682	63,147	226,625	164,157
Vessel and Barge Depreciation	5,087	4,702	15,481	14,842
Impairment Loss	-	-	2,899	-

Gross Voyage Profit	15,492	16,500	45,151	30,204

Administrative and General Expenses	5,482	5,437	16,422	15,343
Loss on Sale of Other Assets	129	-	129	-

Operating Income	9,881	11,063	28,600	14,861

Interest and Other:
Interest Expense	1,495	1,757	4,365	5,388
Loss on Sale of Investment	-	57	-	148
Loss on Redemption of Preferred Stock	-	-	-	1,371
Investment Loss (Income)	(145)	(175)	187	(612)
	1,350	1,639	4,552	6,295
Income from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net Income
of Unconsolidated Entities	8,531	9,424	24,048	8,566

(Benefit) Provision for Income Taxes:
Current	65	(400)	196	(400)
Deferred	(656)	857	(2,671)	(486)
State	10	13	54	38
	(581)	470	(2,421)	(848)
Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	2,197	2,237	4,975	20,019

Income from Continuing Operations	11,309	11,191	31,444	29,433

Gain from Discontinued Operations
Gain before Benefit for Income Taxes	-	100	-	100
Gain on Sale of Liner Assets	-	19	-	4,607
Net Income from Discontinued Operations	-	119	-	4,707

Net Income	$11,309	$11,310	$31,444	$34,140

Preferred Stock Dividends	-	-	-	88

Net Income Available to Common Stockholders	$11,309	$11,310	$31,444	$34,052

Basic and Diluted Earnings Per Common Share:

Net Income Available to Common Stockholders
Continuing Operations	$1.56	$1.55	$4.35	$3.99
Discontinued Operations	0.00	0.02	0.00	0.64
	$1.56	$1.57	$4.35	$4.63

Net Income Available to Common Stockholders - Diluted
Continuing Operations	$1.55	$1.54	$4.33	$3.87
Discontinued Operations	0.00	0.02	0.00	0.62
	$1.55	$1.56	$4.33	$4.49

Weighted Average Shares of Common Stock Outstanding:
Basic	7,228,570	7,209,319	7,223,460	7,358,082
Diluted	7,298,170	7,244,106	7,268,324	7,595,380

Dividends Per Share:	$.50	-	$1.50	-

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	September 30,	December 31,
ASSETS	2009	2008

Current Assets:
Cash and Cash Equivalents	$51,197	$51,835
Marketable Securities	13,613	2,707
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $262 and $132 in 2009 and 2008:
Traffic	13,225	14,581
Agents	4,553	2,712
Other	12,171	5,567
Net Investment in Direct Financing Leases	55,282	7,874
Other Current Assets	3,281	2,187
Notes Receivable	5,348	-
Material and Supplies Inventory, at Lower of Cost or Market	3,000	2,842
Total Current Assets	161,670	90,305

Investment in Unconsolidated Entities	8,232	5,803

Net Investment in Direct Financing Leases	56,080	108,973

Vessels, Property, and Other Equipment, at Cost:
Vessels and Barges	344,783	338,729
Leasehold Improvements	26,128	26,128
Furniture and Equipment	6,938	5,023
	377,849	369,880
Less - Accumulated Depreciation	(184,220)	(166,931)
	193,629	202,949

Other Assets:
Deferred Charges, Net of Accumulated Amortization	18,035	12,639
of $19,099 and $17,018 in 2009 and 2008, Respectively
Acquired Contract Costs, Net of Accumulated Amortization	728	1,819
of $29,555 and $28,706 in 2009 and 2008, Respectively
Due from Related Parties	4,962	6,195
Notes Receivable	45,452	-
Other	6,653	5,428
	75,830	26,081

	$495,441	$434,111

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	September 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$63,107	$13,285
Accounts Payable and Accrued Liabilities	35,616	26,514
Total Current Liabilities	98,723	39,799

Long-Term Debt, Less Current Maturities	101,260	126,841

Other Long-Term Liabilities:
Deferred Income Taxes	3,520	4,893
Lease Incentive Obligation	6,525	7,314
Other	53,978	50,072
	64,023	62,279

Stockholders' Investment:
Common Stock	8,456	8,390
Additional Paid-In Capital	82,676	81,443
Retained Earnings	172,958	152,379
Treasury Stock	(20,172)	(20,172)
Accumulated Other Comprehensive Income (Loss)	(12,483)	(16,848)
	231,435	205,192

	$495,441	$434,111

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)
	Nine Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income	$31,444	$34,140
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	16,101	15,057
Amortization of Deferred Charges and Other Assets	8,262	6,559
Benefit for Deferred Income Taxes	(2,617)	(448)
Impairment Loss	2,899	-
Loss on Early Redemption of Preferred Stock	-	1,371
Equity in Net Income of Unconsolidated Entities	(4,975)	(20,019)
Distributions from Unconsolidated Entities	2,500	4,000
Loss/(Gain) on Sale of Assets	129	(4,607)
Loss on Sale of Investments	-	148
Deferred Drydocking Charges	(14,797)	(2,271)
Changes in:
Accounts Receivable	(4,670)	3,227
Inventories and Other Current Assets	(1,004)	(118)
Other Assets	(1,225)	(220)
Accounts Payable and Accrued Liabilities	4,071	(1,253)
Pension Plan Funding	(2,000)	(1,200)
Other Long-Term Liabilities	6,734	299
Net Cash Provided by Operating Activities	40,852	34,665

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	5,836	5,575
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(52,220)	(3,476)
Proceeds from Sale of Assets	3,013	10,818
Purchase of Marketable Securities	(10,617)	2,059
Proceeds from Sale of Marketable Securities	294
Distributions from Unconsolidated Entities	-	25,500
Decrease in Related Party Note Receivables	15	20
Net Cash (Used)/Provided by Investing Activities	(53,679)	40,496

Cash Flows from Financing Activities:
Redemption of Preferred Stock	-	(17,306)
Common Stock Repurchase	-	(11,468)
Proceeds from Issuance of Debt	33,007	-
Repayment of Debt	(9,834)	(9,645)
Additions to Deferred Financing Charges	(119)	(484)
Preferred Stock Dividends Paid	-	(88)
Common Stock Dividends Paid	(10,865)	-
Net Cash Provided/(Used) by Financing Activities	12,189	(38,991)

Net (Decrease)/Increase in Cash and Cash Equivalents	(638)	36,170
Cash and Cash Equivalents at Beginning of Period	51,835	14,103
Cash and Cash Equivalents at End of Period	$51,197	$50,273

Noncash investing and financing activities:
Note received as consideration in sale of vessels	$50,800	-

 The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles (“U.S. GAAP”)for complete financial statements.   The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.  We have made certain reclassifications to prior period financial information in order to conform to current year presentations, specifically increases to “Revenues” and “Voyage Expenses” to match the current process we use to book voyage revenue from supplemental cargoes.  The reclassification of these items for the three - and nine - month periods ended September 30, 2009 resulted in increases of $18.2 million and $29.1 million, respectively, for both revenues and voyage expenses (none of which changed our gross profit for these periods).  Further explanation of the  reclassification and the adjustment amounts for all prior periods necessary is included on the Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission on June 29, 2009.

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

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended September 30, 2009 and 2008:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
Components of net periodic benefit cost:	2009	2008	2009	2008
Service cost	$96	$155	$4	$8
Interest cost	370	359	98	103
Expected return on plan assets	(357)	(464)	-	-
Amortization of prior service cost	(1)	-	(3)	(3)
Amortization of Net (Gain)/Loss	92	-	(8)	-
Net periodic benefit cost	$200	$50	$91	$108

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the nine months ended September 30, 2009 and 2008:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:	2009	2008	2009	2008
Service cost	$372	$447	$12	$14
Interest cost	1,112	1,061	318	321
Expected return on plan assets	(1,069)	(1,344)	-	-
Amortization of prior service cost	(2)	-	(9)	(9)
Amortization of Net (Gain)/Loss	317	-	(8)	-
Net periodic benefit cost	$730	$164	$313	$326

Through September 30, 2009, we contributed $2.0 million to our Pension Plan this year.  We will continue to monitor market conditions and the return on our plan assets. We do not believe any additional contributions are necessary in 2009.

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

We allocate interest expense to the segments based on the book values of the capital assets owned within each segment.

We do not allocate to our segments administrative and general expenses, investment income, gain on sale of investment, gain or loss on early extinguishment of debt, equity in net income of unconsolidated entities, or income taxes.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.

The following table presents information about segment profit and loss for the three months ended September 30, 2009 and 2008:

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2009
Revenues from External Customers	$78,709	$5,382	$7,384	$786	$92,261
Intersegment Revenues *	-	-	-	(3,332)	(3,332)
Intersegment Expenses *	-	-	-	3,332	3,332
Voyage Expenses	61,297	3,877	5,962	546	71,682
Vessel Depreciation	3,712	-	1,372	3	5,087
Gross Voyage Profit	13,700	1,505	50	237	15,492
Interest Expense	1,033	-	331	131	1,495
Segment Profit (Loss)	12,667	1,505	(281)	106	13,997
2008
Revenues from External Customers	$67,395	$4,745	$11,015	$1,194	$84,349
Intersegment Revenues *	-	-	-	3,126	3,126
Intersegment Expenses *	-	-	-	(3,126)	(3,126)
Voyage Expenses	49,587	4,478	8,563	519	63,147
Vessel Depreciation	3,454	-	1,246	2	4,702
Gross Voyage Profit	14,354	267	1,206	673	16,500
Interest Expense	977	-	319	461	1,757
Segment Profit	13,377	267	887	212	14,743

The following table presents information about segment profit and loss for the nine months ended September 30, 2009 and 2008:

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2009
Revenues from External Customers	$251,299	$14,229	$21,890	$2,738	$290,156
Intersegment Revenues *	-	-	-	(9,648)	(9,648)
Intersegment Expenses *	-	-	-	9,648	9,648
Voyage Expenses	193,216	11,586	18,864	2,959	226,625
Vessel Depreciation	11,175	-	4,298	8	15,481
Impairment Loss	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	44,009	2,643	(1,272)	(229)	45,151
Interest Expense	3,007	-	971	387	4,365
Segment Profit (Loss)	41,002	2,643	(2,243)	(616)	40,786
2008
Revenues from External Customers	$161,369	$14,605	$30,152	$3,077	$209,203
Intersegment Revenues *	-	-	-	9,374	9,374
Intersegment Expenses *				(9,374)	(9,374)
Voyage Expenses	124,712	13,505	24,772	1,168	164,157
Vessel Depreciation	10,880	-	3,953	9	14,842
Gross Voyage Profit	25,777	1,100	1,427	1,900	30,204
Interest Expense	3,725	-	1,198	465	5,388
Segment Profit	22,052	1,100	229	1,435	24,816

* Eliminated in our consolidated financial statements

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Profit or Loss:	2009	2008	2009	2008
Total Profit for Reportable Segments	$13,997	$14,743	$40,786	$24,816
Unallocated Amounts:
Administrative and General Expenses	(5,482)	(5,437)	(16,422)	(15,343)
Loss on Sale of Investment	-	(57)	-	(148)
Investment (Loss) Income	145	175	(187)	612
Loss on Redemption of Preferred Stock	-	-	-	(1,371)
Loss on Sale of Other Assets	(129)	-	(129)	-
Income from Continuing Operations Before Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$8,531	$9,424	$24,048	$8,566

Note 4.  Unconsolidated Entities

We have a 50% interest in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which through its subsidiaries owns two Cape-Size Bulk Carriers and one Panamax Bulk Carrier, and has two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  We account for this investment under the equity method and our share of Dry Bulk’s earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment was $2.2 million for each of the three months ended September 30, 2009 and 2008.  For the nine months ended September 30, 2009 and 2008, our portion of the earnings of this investment was $4.9 million and $19.8 million, respectively.  The year to date 2008 earnings include our share of an after-tax gain on the sale of one of Dry Bulk’s vessels, a Panamax Bulk Carrier, in June 2008 of approximately $15.8 million.

We received cash distributions from Dry Bulk of $2.5 million and $29.5 million in the first nine months of 2009 and 2008, respectively.   The 2008 amount included a cash distribution of our share of the proceeds from the sale of the aforementioned Panamax Bulk Carrier in the amount of $25.5 million in July 2008.

The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2009	2008	2009	2008
Operating Revenues	$7,228	$6,203	$20,184	$19,611
Operating Income	$4,601	$3,765	$12,358	$10,950
Net Income	$4,503	$4,331	$9,880	$39,269

Note 5.  Earnings Per Share

    We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including share issuances that vest under restricted stock grants using the treasury stock method and shares issuable under convertible preferred stock using the if-converted method.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator
Net Income Available to Common Stockholders – Basic:
Continuing Operations	$11,309	$11,191	$31,444	$29,345
Discontinued Operations	-	119	-	4,707
	$11,309	$11,310	$31,444	$34,052

Net Income – Diluted:
Continuing Operations	$11,309	$11,191	$31,444	$29,433
Discontinued Operations	-	119	-	4,707
	$11,309	$11,310	$31,444	$34,140
Denominator
Weighted Avg Shares of Common Stock Outstanding:
Basic	7,228,570	7,209,319	7,223,460	7,358,082
Plus:
Effect of dilutive restrictive stock	69,600	34,787	44,864	17,298
Effect of dilutive shares from convertible preferred stock	-	-	-	220,000
Diluted	7,298,170	7,244,106	7,268,324	7,595,380

Basic and Diluted Earnings Per Common Share:
Net Income Available to Common Stockholders - Basic
Continuing Operations	$1.56	$1.55	$4.35	$3.99
Discontinued Operations	-	.02	-	0.64
	$1.56	$1.57	$4.35	$4.63

Net Income Available to Common Stockholders – Diluted:
Continuing Operations	$1.55	$1.54	$4.33	$3.87
Discontinued Operations	-	.02	-	0.62
	$1.55	$1.56	$4.33	$4.49

Note 6. Comprehensive Income

The following table summarizes components of comprehensive income for the three months ended September 30, 2008 and 2009:

	Three Months Ended September 30,
(Amounts in Thousands)	2009	2008
Net Income	$11,309	$11,310
Other Comprehensive Income:
Unrealized Foreign Currency Translation (Loss)	(25)	-
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $180 and $30, Respectively	338	112
Change in Fair Value of Derivatives, Net of Deferred Taxes of ($127) and ($184), respectively	(548)	(1,845)
Total Comprehensive Income	$11,074	$9,577

The following table summarizes components of comprehensive income for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
(Amounts in Thousands)	2009	2008
Net Income	$31,444	$34,140
Other Comprehensive Income:
Unrealized Foreign Currency Translation Gain	37	-
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $434 and $38, respectively	786	67
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $337 and $(55), respectively	3,542	(1,731)
Total Comprehensive Income	$35,809	$32,476

Note 7. Income Taxes

We recorded a benefit for income taxes of $2.4 million on our $24.0 million of income from continuing operations before income from unconsolidated entities in the first nine months of 2009, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first nine months of 2008, our benefit was $848,000 on our $8.6 million of income from continuing operations before income from unconsolidated entities.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2008, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Note 8.  Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820 (previously SFAS No. 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for transferring the asset or liability. Under ASC Topic 820, the price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, and (iii) able and willing to complete a transaction.

    Fair value measurements require the use of valuation techniques that are consistent with one or more of the market approach, the income approach or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the above-described levels of valuation inputs:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$13,613	$-	$-	$13,613
Derivative liabilities	-	(8,326)	-	(8,326)
Derivative assets	-	532	-	532

We used the following methods and assumptions in estimating our fair value disclosures of financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those asset’s fair values.

Marketable Securities: Fair values for marketable securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Current Maturities of Long-Term Debt:  The fair value of our debt is estimated based on the current rates offered to us on outstanding obligations.

Long-Term Debt: The fair value of our debt is estimated based on the current rates offered to us on outstanding obligations.

The fair value of financial instruments at September 30, 2009 and December 31, 2008 is as follows:

(Amounts in Thousands)	September 30, 2009		December 31, 2008
Financial Assets:	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and Cash Equivalents	$51,197	$51,197	$51,835	$51,835
Marketable Securities	13,613	13,613	2,707	2,707
	$64,810	$64,810	$54,542	$54,542

Financial Liabilities:
Current Maturities of Debt	$63,107	$63,107	$13,285	$13,285
Long-Term Debt	101,260	101,260	126,841	126,841
	$164,367	$164,367	$140,126	$140,126

Note 9.  Marketable Securities

The amortized cost and fair values of marketable securities are shown in the following table.  Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  Based on U.S. GAAP, we determined that our unrealized losses in the stocks of several institutions were other-than-temporarily impaired due to the duration and severity of the losses.  Therefore, we recognized impairment losses of $369,000 during 2008.  For the three and nine month periods ended September 30, 2009, we recognized impairment charges of $22,000 and $757,000, respectively, related to certain investments which have been determined to have other-than-temporary impairments during 2009.  These impairment charges represented the difference between each investment’s cost and fair value on the respective balance sheet dates.  Our entire portfolio of stocks was sold in the fourth quarter of 2009, for more information see Note 14 Subsequent Events.

    The following tables include cost and valuation information on our investment securities, including amounts recorded to other comprehensive income (“OCI”) for unrealized holding gains or losses:

(Amounts In Thousands)
			OCI	OCI
September 30, 2009			Unrealized	Unrealized	Estimated
Securities Available for Sale		Cost Basis	Holding Gains	Holding Losses	Fair Value

Marketable Equity Securities		$2,366	$879	$(10)	$3,235
Total		$2,366	$879	$(10)	$3,235

			OCI	OCI
September 30, 2009	Cost	Net Carrying	Unrealized	Unrealized	Estimated
Securities Held-to-Maturity	Basis	Amount	Holding Gains	Holding Losses	Fair Value

Corporate Bonds*	$10,449	$10,378	$-	$-	$10,378
Total	$10,449	$10,378	$-	$-	$10,378

(Amounts In Thousands)
			OCI	OCI
December 31, 2008			Unrealized	Unrealized	Estimated
Securities Available for Sale		Cost Basis	Holding Gains	Holding Losses	Fair Value

Marketable Equity Securities		$3,201	$309	$(803)	$2,707
Total		$3,201	$309	$(803)	$2,707

* Various maturity dates from February 2010 – August 2013.

The following marketable equity securities had unrealized holding losses in other comprehensive income (loss) at September 30, 2009:

Equity Security	Fair-Value of Investment with Unrealized Loss	Amount of Unrealized Loss	Months in Unrealized Loss Position

Hancock Holding	188	(10)	7
	188	(10)

Note 10.  Recent Accounting Literature

Derivatives and Hedging (Included in Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”, previously SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging activities” – an amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009 and the adoption had no effect on our consolidated financial position and results of operation.

FASB Accounting Standards Codification (Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized set of accounting standards.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our  financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.
As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, we will provide both the ASC topic and the previous accounting standard to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events (Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

           ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company.  ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements.

Fair Value of Financial Instruments (Included in Accounting Standards Codification (“ASC”) 825 “Interim Disclosures about Fair Value of Financial Instruments”)

FSP 107-1 (ASC 825), “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1), increases the frequency of fair value disclosures required by SFAS NO. 107 (ASC 820), “Disclosures About Fair Value of Financial Instruments” (SFAS No. 107). This FSP requires that companies provide qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value in each interim report. Previously, this was only an annual requirement. We adopted this FSP as of June 30, 2009. The disclosures required by this statement are included in Note 8, Fair Value Measurements.

Fair Value Measurements and Disclosures (Included in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”)
This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for the company beginning October 1, 2009. Management is currently evaluating the effect that adoption of this update will have, if any, on the company’s consolidated financial position and results of operations when it becomes effective.

Note 11.  Stock Based Compensation

On April 30, 2008, our Compensation Committee granted 175,000 shares of restricted stock to certain executive officers. The shares vest ratably over the respective vesting period, which is approximately four years for 160,000 shares and approximately three years for 15,000 shares.

On April 29, 2009, our Compensation Committee granted another 47,500 shares of restricted stock to certain executive officers. These shares will vest on May 6, 2010, contingent upon the Company achieving certain performance measures for fiscal year 2009 and the executive officer remaining employed by us on such date.

The fair value of the Company’s restricted stock, which is determined using the average stock prices as of the date of the grants, are applied to the total shares that are expected to fully vest and the resulting compensation cost is amortized to compensation expense on a straight-line basis over the requisite service period.

   A summary of the activity for restricted stock awards during the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Avg. Fair Value Per Share
Non-vested – December 31, 2008	175,000	$19.01
Shares Granted	47,500	$20.87
Shares Vested	45,000	$19.01
Shares Forfeited	-	-
Non-vested – September 30, 2009	177,500	$19.51

The following table summarizes the annual amortization of unrecognized compensation cost, which we include in administrative and general expenses, relating to all of the Company’s outstanding restricted stock grants as of September 30, 2009 (assuming that all awards vest over the periods described above):

Grant Date	2009	2010	2011	2012	Total

April 30, 2008	$1,173,000	$924,000	$414,000	$34,000	$2,545,000
April 29, 2009	661,000	330,000	-	-	991,000
	$1,834,000	$1,254,000	$414,000	$34,000	$3,536,000

For the nine months ended September 30, 2009, the Company’s income before taxes and net income included $1.3 million and $845,000, respectively, of stock-based compensation expense charges, which resulted in decreases in basic and diluted earnings per share of $0.12 per share, respectively.  For the same period ended September 30, 2008, the Company’s income before taxes and net income included $431,000 and $280,000, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.03 per share.  For the third quarter of 2009, the Company’s income before taxes and net income included $541,000 and $352,000, respectively, of stock-based compensation charges, which resulted in decreases in basic and diluted earnings per share of $0.05 per share, respectively.  For the same three month period ended September 30, 2008, the Company’s income before taxes and net income included $284,000 and $185,000, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.02 per share.

Note 12.  Derivative Instruments

The Company uses derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments must be recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers, without exception.  The remedy for default is settlement in entirety or payment of the fair market value of the contracts, which is $7.8 million in the aggregate for all of our contracts less a posted collateral of $1.7 million for the quarter ended September 30, 2009.  The unrealized loss related to the Company’s derivative instruments included in accumulated other comprehensive income (loss) was $11.0 million as of December 31, 2008 and $7.5 million as of September 30, 2009.

(Amounts in thousands)		Asset Derivatives		Liability Derivatives
		2009		2009
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
As of September 30, 2009	Amount	Location		Location
Interest Rate Swaps*	$226,089	-	-	Other Liabilities	$8,210
Foreign Exchange Contracts**	$4,500	Other Current Assets	$532	Accrued Liabilities	$116
Total Derivatives designated as hedging instruments	$230,589	-	$532	-	$8,326

* In addition to the interest rates of all of our long-term debt (including current maturities) being swapped to a fixed rate under contract, we have also fixed the interest rate on our long-term Yen financing on our PCTC Newbuilding scheduled for delivery in early 2010. The notional amount under this contract is approximately $69.8 million.

** Represents approximately 50% of our foreign operational currency exposure through December 2010.

The effect of derivative instruments designated as cash flow hedges on our consolidated statement of income for the nine months ended September 30, 2009 is as follows:

(Amounts in thousands) Nine Months Ended September 30,	Gain(Loss) Recognized in Other Comprehensive Income	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of Gain(Loss) Reclassified from AOCI to Income
Interest Rate Swaps	$2,434	Interest Expense	($2,372)
Foreign Exchange Contracts	$1,108	Revenues and Voyage Expenses	($278)
Total	$3,542	-	($2,650)

Note 13.  Impairment Loss

During the second quarter of 2009 we recorded an impairment loss of $2.9 million on one of our International flag container vessels included in our Time Charter Contracts segment.  This charge was the result of the termination of our Time Charter agreement on the vessel upon the mutual agreement with our customer.  We agreed to the early termination in exchange for an increase in charter hire on the other International flag container vessel remaining under charter.

The amount of the impairment charge was determined by writing down the remaining net book value of the vessel and the remaining unamortized deferred drydocking charges to the estimated fair market value of the vessel.  The estimated fair value of the vessel was determined using available market data, which represented level two inputs in the fair value hierarchy described in Note 8.  In the third quarter 2009, we sold the vessel and recorded an additional loss of $129,000.

Note 14. Subsequent Events

       We have evaluated subsequent events through November 6, 2009, which is the date that the Company’s financial statements were issued.  No material subsequent events have occurred since September 30, 2009 that required recognition in these financial statements.

In July 2009, we received notification from the Military Sealift Command (“MSC”) that we were being excluded from further consideration for extending the current operating agreements on the three U.S. flag roll on-roll off vessels.  In October 2009, subsequent to filing an agency protest for reinstatement, we were notified of our reinstatement for consideration by MSC. The current agreements are set to expire in February 2010, March 2010 and April 2010, with an option for MSC to extend each.

On October 16, 2009 we entered into a Memorandum of Agreement (“MOA”) to sell a container vessel used in our Time Charter Contracts segment.  We expect to record a loss of the sale of approximately $2.2 million in the fourth quarter of 2009.

During the last part of October 2009, we requested our investment manager to liquidate 100% of our stock investment portfolio.  Proceeds from the sales of stock were approximately $3.4 million.  The cost basis of the stock had been written down in prior periods due to other-than-temporary impairment losses taken on certain investments.  The result of these sales generated a gain of approximately $900,000 in the fourth quarter of 2009.

At the end of October 2009, our banking institution verbally notified us they would be exercising their option to reduce the Yen financing for our 6400 CEU Newbuilding PCTC from 80% to 65% of delivered costs.  This reduction in Yen financing will require approximately $13.0 million of additional equity investments prior to delivery in the end of the first quarter of 2010.  This financing carried an interest rate derivative covering 100% of the financing.  The banking institution has not requested a mark-to-market settlement on the reduced exposure, if this were to transpire however, our estimated payment would be approximately $700,000.  This amount is currently reflected in Accumulated Other Comprehensive Income (Loss) as of September 30, 2009.

On August 12, 2009, Dry Bulk Cape Holding Inc., a company in which we have a 50% interest, signed a Memorandum of Agreement to sell its one remaining Panamax Bulk carrier. Delivery of the vessel will be sometime between first and second quarter of 2010. We expect that the sale of the vessel will generate a gain of approximately $2.6 million of which our share will be 50% or $1.3 million.

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

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets; (3) estimated proceeds from sale of assets and the anticipated cost of constructing or purchasing new or existing vessels; (4) estimated fair values of financial instruments, such as interest rate,  commodity and currency swap agreements; (5) estimated losses under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (6) estimated losses attributable to asbestos claims; (7) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (8) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (9) our ability to remain in compliance with our debt covenants; (10) anticipated trends in government sponsored cargoes; (11) our ability to effectively service our debt; (12) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), (13) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives, and (14) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “project,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

Our forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, our ability to (i) identify customers with marine transportation needs requiring specialized vessels or operating techniques; (ii) secure financing on satisfactory terms to repay existing debt or support operations, including to acquire, modify, or construct vessels if necessary to service the potential needs of current or future customers;  (iii) obtain new contracts or renew existing contracts which would employ certain of our vessels or other assets upon the expiration of contracts currently in place, on favorable economic terms; (iv) manage the amount and rate of growth of our  administrative and general expenses and costs associated with operating certain of our vessels; (v) manage our growth in terms of implementing internal controls and information systems and hiring or retaining key personnel, among other things, and (vi) effectively handle our leverage by servicing and meeting the covenant requirements in each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others.

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
Overview of Third Quarter 2009

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

Financial Discipline and Strong Balance Sheet

We continued to maintain a strong financial position at September 30, 2009.

▪	Consolidated cash and cash equivalents of $51.2 million as of September 30, 2009.
▪	Consistent operating cash flow due to fixed time-charter contracts.
▪	Working capital of $62.9 million.
▪	Payment of cash dividends of $0.50 per share for the quarter.
▪	Long-term Debt to Equity Ratio of 44%.

Consolidated Financial Performance – Third Quarter 2009 vs. Third Quarter 2008

Overall earnings for the third quarter 2009 ($11.3M) remained strong and consistent when compared to the same period in 2008 ($11.3M) and the second quarter of 2009 ($10.7M).  The carriage of increased supplemental cargo values on our United States flag Pure Car Truck Carriers helped sustain the results for the current period.  Key components of the third quarter 2009 include:

▪	Revenue growth of $7.9 million,
▪	Decrease of $1.0 million in consolidated gross profit.
▪	Administrative and general expenses remain flat.
▪	Decrease in interest expense of $262,000 primarily due to lower principal balances.
▪	Overall decrease in tax expense of $1.0 million.
▪	Rail-Ferry continued to be negatively impacted due to the economy.

Segment Performance – Third Quarter 2009 vs. Third Quarter 2008

Time Charter Contracts
▪	Slight decrease in gross profit from $14.4 million in the third quarter of 2008 to $13.7 million for the same period 2009.
▪	Fixed time-charter rate which provides consistent operating cash flow.
▪	Non-cash write off of dry-dock expenses of $700,000
▪	Continued increased supplemental cargo volumes.

Contract of Affreightment (“COA”)
▪	Increase of $1.2 million in gross profit, primarily due to additional cargo carried.
▪	Guaranteed minimum tonnage for the contract year.

Rail-Ferry
▪	Decrease of $1.2 million in gross profit for the quarter due to significant drop in volume and reduced rates due to the current economic conditions.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2009
Revenues from External Customers	$251,299	$14,229	$21,890	$2,738	$290,156
Voyage Expenses	193,216	11,586	18,864	2,959	226,625
Vessel Depreciation	11,175	-	4,298	8	15,481
Impairment Loss	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	44,009	2,643	(1,272)	(229)	45,151
2008
Revenues from External Customers	$161,369	$14,605	$30,152	$3,077	$209,203
Voyage Expenses	124,712	13,505	24,772	1,168	164,157
Vessel Depreciation	10,880	-	3,953	9	14,842
Gross Voyage Profit	25,777	1,100	1,427	1,900	30,204

Gross voyage profit increased from $30.2 million in the first nine months of 2008 to $45.2 million in the first nine months of 2009.  Revenues increased from $209.2 million in the first nine months of 2008 to $290.2 million in the first nine months of 2009.  Voyage expenses increased from $164.2 million in the first nine months of 2008 to $226.6 million in the first nine months of 2009.  The changes of revenue and expenses associated with each of our segments are discussed within the following analysis below.

    Time Charter Contracts: The increase in this segment’s gross voyage profit from $25.8 million in the first nine months of 2008 to $44.0 million in the first nine months of 2009 was primarily due to an increase in the carriage of supplemental cargoes on our U.S. flag Pure Car Truck Carriers.  Offsetting this increase in gross voyage profit is an impairment charge of $2.9 million taken on one of our International flag container vessels. This impairment loss was the result of the early charter party contract termination on one of our International flag container vessel.  The Company and the Charterer agreed to the early termination in exchange for an increase in charter hire on the other International flag container vessel remaining under charter.  The vessel was sold in the third quarter and an additional loss of $129,000 was recorded.

    In addition, one of our vessels used to service operations in Indonesia experienced a significant amount of non-operating time resulting from unscheduled repairs.  This vessel was eventually removed from the service on April 16, 2009 and has been operating on a short-term charter assignment.  The current short-term charter agreement terminates by mid-November of 2009.  On October 16, 2009 we entered into a Memorandum of Agreement (“MOA”) to sell the aforementioned vessel. We expect to record a loss on the sale of approximately $2.2 million in the fourth quarter of 2009.

    Contracts of Affreightment:  Gross voyage profit increased from $1.1 million in the first nine months of 2008 to $2.6 million in the first nine months of 2009 primarily due to additional cargo carried in 2009.

Rail-Ferry Service:  Gross voyage profit decreased from $1.4 million in the first nine months of 2008 to a loss of $1.3 million in the first nine months of 2009.  Revenues for this segment decreased from $30.2 million in the first nine months of 2008 to $21.2 million in the first nine months of 2009 due to a drop in volume and rates due to the current weak economic conditions.

Other:  Gross profit decreased from a $1.9 million profit in the first nine months of 2008 to a $229,000 loss in the first nine months of 2009.  This decrease was primarily due to foreign currency exchange losses related to our unconsolidated interest in an entity in Mexico, an exchange loss on the Yen denominated facility revaluation adjustment and 2007 adjusted earnings for Dry Bulk, which increased gross profit and were recorded in 2008.

Other Income and Expense

Administrative and general expenses increased from $15.3 million in the first nine months of 2008 to $16.4 million in the first nine months of 2009 primarily due to the expansion of our executive stock compensation program initiated in April 2008 and extraordinary consulting fees associated with an unaffiliated company’s offer to purchase the company.

 The following table shows the significant A&G components for the first nine months of 2009 and 2008 respectively.

(Amounts in Thousands)	Year to Date as of September 30,
A&G Account	2009	2008	Variance

Wages & Benefits	$7,623	$7,426	$197
Executive Stock Compensation	1,293	431	862
Professional Services	1,858	2,061	(203)
Office Building Expenses	969	846	123
Other	4,203	4,578	(375)
Consulting Fees *	476	-	476
TOTAL	$16,422	$15,342	$1,080
* Fees associated with unaffiliated company’s offer to purchase the company.

         Interest expense decreased from $5.4 million in the first nine months of 2008 to $4.4 million in the first nine months of 2009 primarily due to lower interest rates and principal balances.

Investment Loss/(Income) decreased from $612,000 of income in the first nine months of 2008 to a loss of $187,000 in the first nine months of 2009 due to an impairment charge of $757,000 related to certain investments which were determined to have other than temporary impairment.  These unrealized losses primarily relate to overall weak conditions seen in the stock market over the past eighteen months.

Income Taxes

We recorded a benefit for income taxes of $2.4 million on our $24.0 million of income from continuing operations before income from unconsolidated entities in the first nine months of 2009, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first nine months of 2008, our benefit was $848,000 on our $8.6 million of income from continuing operations before income from unconsolidated entities.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2008, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under the “tonnage tax” laws.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, decreased from $20.0 million in the first nine months of 2008 to $5.0 million in the same period of 2009.  The results were driven by our 50% investment in Dry Bulk, a company which owns and operates two Cape-Size Bulk Carriers and one Panamax Bulk Carrier and which has two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  Excluding the gain of $15.1 million on the sale of one of the Panamax Bulk Carriers in the second quarter of 2008, Dry Bulk’s results were comparable from year to year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008
	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2009
Revenues from External Customers	$78,709	$5,382	$7,384	$786	$92,261
Voyage Expenses	61,297	3,877	5,962	546	71,682
Vessel Depreciation	3,712	-	1,372	3	5,087
Gross Voyage Profit	13,700	1,505	50	237	15,492
2008
Revenues from External Customers	$67,395	$4,745	$11,015	$1,194	$84,349
Voyage Expenses	49,587	4,478	8,563	519	63,147
Vessel Depreciation	3,454	-	1,246	2	4,702
Gross Voyage Profit	14,354	267	1,206	673	16,500

Gross voyage profit decreased from $16.5 million in the third quarter of 2008 to $15.5 million in the third quarter of 2009.  Revenues increased from $84.3 million in the third quarter of 2008 to $92.3 million in the third quarter of 2009.  Voyage expenses increased from $63.1 million in the third quarter of 2008 to $71.7 million in the third quarter of 2009.  The changes of revenue and expenses associated with each of our segments are discussed within the following analysis below.

        Time Charter Contracts:  The decrease in this segment’s gross voyage profit from $14.4 million in the third quarter of 2008 to $13.7 million in the third quarter of 2009 was primarily due to the acceleration of unamortized drydock charges and higher operating costs in the third quarter of 2009 and the favorable impact of settling loss of hire claims in the third quarter of 2008.  Revenues increased for this segment from $67.4 million in the third quarter of 2008 to $78.7 million in the third quarter of 2009 as a result of increased supplemental cargo volumes on our United States flag Pure Car Truck Carriers.

In addition, one of our vessels used to service operations in Indonesia experienced a significant amount of non-operating time resulting from unscheduled repairs.  This vessel was eventually removed from the service on April 16, 2009 and has been operating on a short-term charter assignment.  The current short-term charter agreement terminates by mid-November of 2009.  On October 16, 2009 we entered into a Memorandum of Agreement (“MOA”) to sell the aforementioned vessel.  We expect to record a loss on the sale of approximately $2.2 million in the fourth quarter of 2009.

        Contracts of Affreightment:  Gross voyage profit increased from $267,000 in the third quarter of 2008 to $1.5 million in the third quarter of 2009 primarily due to additional cargo carried in 2009..

Rail-Ferry Service:  Gross voyage profit decreased from $1.2 million in the third quarter of 2008 to $50,000 in the third quarter of 2009.  Revenues for this segment decreased from $11.1 million in the third quarter of 2008 to $7.4 million in the third quarter of 2009 due to a drop in volume and rates due to the current weak economic conditions.

Other:  Gross profit decreased from $673,000 in the third quarter of 2008 to $237,000 in the third quarter of 2009.  This decrease was due to a decline in Brokerage revenue in the third quarter of 2009 attributable to the weak economy.

Other Income and Expense

Administrative and general expenses remained essentially unchanged in the third quarter of 2009 compared to the same quarter in 2009.
 The following table shows the significant A&G components for the third quarter of 2009 and 2008 respectively.

(Amounts in Thousands)	Three Months Ended September 30,
A&G Account	2009	2008	Variance

Wages & Benefits	$ 2,461	$ 2,536	$ (75)
Executive Stock Compensation	541	284	257
Professional Services	742	628	114
Office Building Expenses	311	250	61
Other	1,427	1,739	(312)
TOTAL:	$ 5,482	$ 5,437	$ 45

Interest expense decreased from $1.8 million in the third quarter of 2008 to $1.5 million in the third quarter of 2009 primarily due lower interest rates and principal balances.

Investment Income decreased from $175,000 in the third quarter of 2008 to $145,000 in the third quarter of 2009 due to an impairment charge of $22,000 related to certain investments which were determined to have other than temporary impairment.

Income Taxes

We recorded a benefit for income taxes of $581,000 on our $8.5 million of income from continuing operations before income from unconsolidated entities in the third quarter of 2009, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the third quarter of 2008, we recorded a provision of $470,000 on our $9.4 million income from continuing operations before income from unconsolidated entities.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2008, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under the “tonnage tax” laws.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, was comparable in the third quarter of 2009 to the same period in 2008, with results of $2.2 million. The results were provided by our 50% investment in Dry Bulk, a company which owns and operates two Cape-Size Bulk Carriers and one Panamax Bulk Carrier and which has two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.

LIQUIDITY AND CAPITAL RESOURCES

         The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included elsewhere herein as part of our Condensed Consolidated Financial Statements.

         Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $50.5 million at December 31, 2008, to $62.9 million at September 30, 2009.  This increase was due to an increase in supplemental cargo receivables and the issuance of a note receivable on the sale of two vessels used to service an Indonesian mining customer.  Cash and cash equivalents decreased in the first nine months of 2009 by $638,000 to a total of $51.2 million, and marketable securities increased during this period to $13.6 million with the purchase of $10.5 million of short-term corporate bonds.  The decrease in cash and cash equivalents was a result of cash provided by operating activities of $40.9 million, cash provided by financing activities of $12.2 million, offset by cash used by investing activities of $53.7 million.  Total current liabilities of $98.7 million as of September 30, 2009 included current maturities of long-term debt of $63.1 million, of which approximately $49 million of debt was reclassed as current in the third quarter due to the maturity of the remaining 4.454 billion Yen (¥4,454,000,000) of an original five billion Yen (¥5,000,000,000) term loan in 2010.  The vessel purchased with the loan in 2007 is leased out (“Time Chartered”) under a three year agreement whose terms qualified as a direct financing lease, terminating in the same period in 2010.  The unrealized income related to this lease has also been reclassified as current, having no net effect on working capital.  The Charterer has the option to purchase the vessel upon expiration of the lease.  In the event the Charterer elects not to exercise its option to purchase, we expect to be able to re-finance the balloon payment in the open market, or as another alternative, sell the vessel.

         Operating activities generated a positive cash flow of $40.9 million after adjusting net income of $31.4 million for the first nine months of 2009 for non-cash provisions such as depreciation and amortization, $2.9 million impairment loss on one of our International flag container vessels, amortization of deferred charges, and distributions from unconsolidated entities, partially offset by a non-cash deduction of $5.0 million from the equity in net income of these unconsolidated entities, and deferred drydocking charges of $14.8 million.

 Net cash used by investing activities of $53.7 million included capital improvements of $52.2 million and the purchase of  short-term corporate bonds of $10.5 million, partially offset by proceeds from the sale of a vessel of $3.0 million and principal payments received under direct financing leases of $5.8 million.  Included in these $52 million of capital improvements is $40.8 million for the purchase of the two vessels to be used in an Indonesian mining service, subsequently sold and financed to a third party.  Noncash proceeds of $50.8 million on a note received as consideration on sale of the vessels generated a deferred gain of approximately $10.6 million.  This gain will be recognized over the length of the note agreement.

Net cash provided by financing activities of $12.2 million included regularly scheduled debt payments of $9.8 million and cash dividends paid of $10.9 million, more than offset by proceeds from new debt of $33.0 million, including a $25.0 million loan relating to the purchase of the two vessels previously mentioned to be used in an Indonesian mining service.

In March 2008, we signed an agreement with Regions Bank to provide us with an unsecured revolving line of credit for $35 million.  This facility replaced the prior secured revolving line of credit for the like amount.  As of September 30, 2009, $6.4 million of the $35 million revolving credit facility, which expires in April of 2011, was pledged as collateral for letters of credit, and the remaining $28.6 million was available.

We entered into a financing agreement with Regions Bank on August 27, 2009 for a five year facility to finance up to $40.0 million for the purchase of additional vessels.  With this financing, our unsecured revolving line of credit was reduced from $35 million to $30 million, expiring in April of 2011.    As of September 30, 2009, $6.4 million of this revolving credit facility was pledged as collateral for letters of credit, and the remaining $23.6 million was available.  As of September 30, 2009, the Company has drawn $25.0 million under this facility towards the purchase of the vessels to fulfill the additional requirements under the Indonesian mining contract.  We intend to draw an additional $7.0 million towards the purchase of the vessels during the fourth quarter of 2009.  The remaining $8.0 million available under the facility is anticipated to be drawn towards any future projects.  The vessels purchased with the loan proceeds were subsequently sold to a third party in the third quarter of 2009, generating a deferred gain of approximately $10.6 million.  In addition to a $1.1 million equity payment received from the buyer, a ten year note receivable was agreed to for the remaining balance.  We hold a first mortgage, covering the vessels until the note is fully satisfied.  Due to our financing of the transaction, the gain realized on the sale was deferred.  This deferral will be recognized over ten years, the length of the agreement with the buyer.

Debt and Lease Obligations – As of September 30, 2009, we held three vessels under operating contracts, six vessels under bareboat charter or lease agreements and five vessels under time charter agreements.  The types of vessels held under these agreements include four Pure Car/Truck Carriers, three Breakbulk/Multi Purpose vessels, three Roll-On/Roll-Off vessels, two Container vessels and a Tanker vessel operating in our Time Charter segment, and a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.  We also conduct certain of our operations from leased office facilities.  Refer to our 2008 Form 10-K for a schedule of our contractual obligations.
 In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, borrow money, or restructure our debt.  We believe we have sufficient liquidity despite the recent disruption of the capital and credit markets and can continue to fund our working capital and capital investment liquidity needs through cash on hand and cash flow from operations.  We have $4.3 million of debt maturities due for the remainder of 2009, $62.1 million due in 2010, $13.6 million due in 2011, $26.0 million due in 2012 and $27.6 million due in 2013.  The 2010 amount includes a balloon payment of approximately $49 million on a Pure Car/Truck Carrier.  This vessel is Time-Chartered and the charter agreement grants the Charterer a vessel purchase option for a like amount.  In the event the Charterer elects not to exercise its option to purchase, we expect to be able to re-finance the balloon payment in the open market, or as another alternative, sell the vessel.

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

Dividend Payments – On January 29, 2009 our Board approved a 2009 first quarter payment of a $.50 cash dividend for each share of common stock held on the record date of February 15, 2009, which was paid on March 2, 2009.  On April 29, 2009 our Board approved and declared a second quarter cash dividend of $.50 per share, payable on June 1, 2009 to shareholders of record as of May 14, 2009.  On July 29, 2009, our Board approved and declared a third quarter cash dividend of $.50 per share, payable on September 1, 2009 to shareholders of record as of August 17, 2009. On October 28, 2009, our Board approved and declared a fourth quarter cash dividend of $.50 per share, payable on December 1, 2009 to shareholders of record as of November 17, 2009.

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

On June 23, 2009, a complaint was filed in U.S. District Court of Oregon by ten plaintiffs against approximately forty defendants, including Waterman Steamship Corporation, which is one of our wholly owned subsidiaries. The suit was filed for contribution and recovery of both past and future cost associated with the investigation and remediation of the Portland Harbor Superfund Site. The case is currently under review by our outside legal counsel.  Based on our review to date, we believe the Company’s exposure, if any, would be limited to an insurance deductible which we believe would be immaterial.

In January 2008 we were notified that the United States Coast Guard was conducting an investigation on the SS MAJOR STEPHEN W. PLESS regarding an alleged discharge of untreated bilge water by one or more members of the crew.  The USCG has inspected the ship and interviewed various crew members.  The United States Attorney’s Office has concluded its investigation and confirmed that we are not considered a target of any criminal investigation.  However, we may be subject to civil penalties, which would be limited to our Protection and Indemnification deductible of $100,000.

Recent Accounting Literature – See Note 10 to the condensed consolidated financial statements in Part I, Item 1 for information related to recent accounting literature.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at September 30, 2009, approximated its carrying value due to the short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at September 30, 2009 for our investment portfolio is not material.

The fair value of long-term debt at September 30, 2009, including current maturities, was estimated to equal the carrying value of $164.4 million.

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet.  Currently, each of the Company’s interest rate swaps are accounted for as  an effective cash flow hedge.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss). As of September 30, 2009, the Company has the following variable-to-fixed interest rate swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
9/18/07	9/10/10	¥4,454,545,456	1.15%	Fixed
9/28/07	9/30/10	$15,397,333	4.68%	Fixed
12/31/07	9/30/10	$15,397,333	3.96%	Fixed
11/30/05	11/30/12	$13,475,000	5.17%	Fixed
3/31/08	9/30/13	$15,397,333	3.46%	Fixed
9/30/10	9/30/13	$12,908,000	2.69%	Fixed
9/30/10	9/30/13	$12,908,000	2.45%	Fixed
9/26/05	9/28/15	$10,666,667	4.41%	Fixed
9/26/05	9/28/15	$10,666,667	4.41%	Fixed
3/15/09	9/15/20	¥6,280,000,000	2.065%	Fixed
The fair value of these agreements at September 30, 2009, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $8.2 million.  A hypothetical 10% decrease in interest rates as of September 30, 2009, would have resulted in the fair value of these agreements being a $12.0 million liability.

Commodity Price Risk.  As of September 30, 2009, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2009 fuel requirements for our Rail-Ferry Service segment.  We do, however, have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2009.  A 20% increase in the price of fuel for the period January 1, 2009 through September 30, 2009 would have resulted in an increase of approximately $310,000 in our fuel costs, which, in the absence of fuel surcharges, would otherwise result in a  decrease of approximately $0.04 in our diluted earnings per share based on the shares of our common stock outstanding as of September 30, 2009.  Our charterers in the Time Charter and Contract of Affreightment segments are responsible for purchasing vessel fuel requirements or paying increased freight rates to cover the increased cost of fuel; thus, we have little fuel price risk in these segments.

Foreign Exchange Rate Risk.  We have entered into foreign exchange contracts to hedge certain firm purchase commitments.  During 2008, we entered six forward purchase contracts totaling $7.2 million.  In the first quarter of 2009, we entered into two forward purchase contracts.  The first was for Mexican Pesos for $450,000 U.S. Dollar equivalents at an exchange rate of 14.7225 and the second was for Indonesian Rupiah for $1.8 million U.S. Dollar equivalents at an exchange rate of 12975. In the second quarter of 2009, we entered into one forward purchase contract for Mexican Pesos for $450,000 U.S. Dollar equivalents at an exchange rate of 14.1787. The following table summarizes these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Transaction Amount in Dollars	Effective Date	Expiration Date
September 2008	Peso	$150	January 2009	October 2009
September 2008	Peso	75	January 2009	October 2009
September 2008	Rupiah	525	January 2009	December 2009
October 2008	Peso	225	January 2009	December 2009
October 2008	Peso	450	November 2009	December 2009
October 2008	Rupiah	375	January 2009	December 2009
January 2009	Peso	450	January 2010	March 2010
February 2009	Rupiah	1,800	January 2010	December 2010
September 2009	Peso	450	April 2010	September 2010

  The aggregate fair value of these contracts at September 30, 2009, is an asset of $416,000.  The potential fair value of these contracts upon a hypothetical 10% adverse change in exchange rates would be an asset of $374,000.

On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a 6400 CEU Newbuilding PCTC under construction and currently scheduled for final delivery in March 2010.  We received verbal notification the banking institution would be exercising their option to reduce the Yen financing on this vessel from 80% to 65% of delivered costs. The Facility will now finance up to Yen 5,103,000,000 towards the overall purchase price of the vessel.  Under current accounting guidelines, since this Facility is not denominated under our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our recorded results.  As an example, a hypothetical 1% increase or decrease on the exchange rate between the Yen and U.S. Dollar would impact earnings by approximately $600,000 for the reporting period.  While we believe that these fluctuations will smooth out over time, any particular reporting period could be materially impacted by these adjustments.  The Company intends to continue to monitor its risk profile for this Facility and potentially enter into foreign currency derivative instruments that may aid in offsetting these fluctuations.  The third quarter 2009 negative adjustment related to this revaluation was $590,000, based on the 10% draw on the total Facility.

Pension Plan Risk.  As a result of the recent capital market crisis, we experienced a significant decline in the market value of plan assets in late 2008 and early 2009.  While currently the plan is appropriately funded under the new regulatory requirements for plan year 2009, any further market declines may affect funding requirements for 2009 or thereafter.  We have contributed $2.0 million to our pension plan for the nine months ended September 30, 2009. We will continue to monitor market conditions and the return on our plan assets. We do not believe any additional contributions are necessary in 2009.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures have been effective as of the end of the period covered by this report in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the past quarter, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future reported financial results from operations performed abroad may be affected by the proposed federal tax law changes announced May 4, 2009 by the current administration. A significant amount of our operating earnings are derived outside of the United States (“U.S.”) and a significant amount of our assets currently reside outside of the U.S. Those foreign earnings are represented to be indefinitely invested outside of the U.S. therefore, we have not provided for U.S. federal or state income taxes or foreign withholding taxes on them. The current administration recently announced several initiatives to reform the tax rules that govern the treatment of foreign earnings. These proposals include provisions that would have the following effects on us: reducing or eliminating the deferral of U.S. income tax on our unrepatriated foreign earnings which could require those earnings to be taxed in the U.S. at the U.S. federal income tax rate; limiting certain related party interest; limiting the use of the “check the box” election to defer U.S. tax on the earnings of foreign subsidiaries; eliminating or substantially reducing our ability to claim foreign tax credits; and eliminating various tax deductions until foreign earnings are repatriated back to the U.S. Accordingly, our future reported financial results may be adversely impacted to the extent any of these initiatives require the recognition of a tax liability not currently required.

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the third fiscal quarter of 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2009 – July 31, 2009	-	-	-	508,428
August 1, 2009 – August 31 , 2009	-	-	-	508,428
September 1, 2009 – September 30, 2009	-	-	-	508,428

ITEM 6 – EXHIBITS
(a)           EXHIBIT INDEX

Part II Exhibits:

3.1
Restated Certificate of Incorporation of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

3.2	By-Laws of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated November 2, 2009 and incorporated herein by reference)

4.1	Specimen of Common Stock Certificate (filed as an exhibit to the Registrant's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980 and incorporated herein by reference)

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

Date:   November 6, 2009