Form 10-K
INTERNATIONAL SHIPHOLDING CORP
filed 2010-03-15
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Date                                                                              Amount
                June 30, 2009                                                                $148,455,941

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common stock, $1 par value. . . . . . . . 7,440,036 shares outstanding as of March 5, 2010

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement have been incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL SHIPHOLDING CORPORATION

PART I
ITEM 1.  BUSINESS

General
In this report, the terms “we,” “us,” “our,” and “the Company” refer to International Shipholding Corporation and its subsidiaries.  Through our subsidiaries, we operate a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term time charters or contracts of affreightment.  As of March 05, we own or operate 27 ocean-going vessels and related shoreside handling facilities and have 14 Newbuildings presently on order for future delivery.

Our current operating fleet of 41 ocean-going vessels consists of  (i) six U.S. flag Pure Car/Truck Carriers (“PCTCs”) specifically designed to transport fully assembled automobiles, trucks and larger vehicles; (ii) three International flag PCTCs with the capability of transporting heavyweight and large dimension trucks and buses, as well as automobiles and one Pure Car/Truck Carrier Newbuilding; (iii) three Multi-Purpose vessels, one container vessel and one Tanker vessel, which are used to transport supplies for the Indonesian operations of a mining company; (iv) one U.S. flag Molten Sulphur vessel, which is used to carry molten sulphur from Texas to a processing plant on the Florida Gulf Coast; (v) two Special Purpose vessels modified as Roll-On/Roll-Off vessels (“RO/ROs”) to transport loaded rail cars between the U.S. Gulf and Mexico; (vi) one U.S. flag conveyor belt-equipped self-unloading Coal Carrier, which carries coal in the coastwise trade; (vii) three RO/RO vessels that permit rapid deployment of rolling stock, munitions, and other military cargoes requiring special handling; (viii) two U.S. flag and one International flag container ship which began operating on time charters in 2008; (ix) three Double Hull Handy-Size Bulk Carrier Newbuildings, (x) one Panamax-size Bulk Carrier, two Capesize Bulk Carriers and two Handymax Bulk Carriers Newbuildings in which we own a 50% interest of each and (xi) eight Mini Bulker Newbuildings in which we own a 25% interest of each. As described further in Item 2 below, we own 14 of these 41 vessels.

    Our fleet is deployed by our principal operating subsidiaries, Central Gulf Lines, Inc. (“Central Gulf”), LCI Shipholdings, Inc. (“LCI”), Waterman Steamship Corporation (“Waterman”), CG Railway, Inc. (“CG Railway”), Enterprise Ship Company, Inc. (“ESC”), and East Gulf Shipholding, Inc. (“EGS”).  Other of our subsidiaries provide ship charter brokerage, agency and other specialized services.

Additional information on our vessels appears on the Fleet Statistics Schedule located in the front of our combined Annual Report and 10-K report furnished to our stockholders.

Operating Segments

We have four operating segments, Time Charter Contracts, Contracts of Affreightment (“COA”), Rail-Ferry Service, and Other, as described below.  Most of our revenues and gross voyage profits are contributed by our time charter contracts segment.

     For additional information about our operating segments and markets see Note K - Significant Operations, in the Notes to the Consolidated Financial Statements contained in this Form 10-K.  In addition to our four operating segments, we have investments in several unconsolidated entities of which we own 50% or less and have the ability to exercise significant influence over operating and financial activities.  A fifth operating segment, Liner Services, was discontinued in 2007.  During the first quarter of 2008, we sold the one remaining LASH vessel and the remaining LASH barges and these results are reflected as discontinued operations. (See Note P – Discontinued Operations).

     Time Charter Contracts.   Time Charters are contracts by which the charterer obtains the right for a specified time period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel.  Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port, and stevedoring expenses.  Our Time Charter Contracts include operating three RO/RO vessels for the United States Navy’s Military Sealift Command (“MSC”) for varying terms.  The current agreements are set to expire by the end of July 2010.  These contracts represented 8.4% of our total revenue in 2009.  We are presently participating in the rebid process to continue this business and we anticipate materially reduced revenues even if it is successfully retained.

       Other vessels operating in this segment are our nine PCTCs; a conveyor belt-equipped, self-unloading Coal Carrier under contract with an electric utility; three Multi-Purpose vessels, one Tanker, one Container vessel providing transportation services to a mining company at its mine in Papua, Indonesia and two U.S. flag and one International flag container ships which began operating on time charters in 2008. We currently have newbuilding contracts for three Double Hull Handy-Size Bulk Carriers for delivery in early 2011 and one Pure Car/Truck Carrier on order for delivery in March 2010.

      Contracts of Affreightment.  COAs are contracts by which we undertake to provide space on our vessels for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried.  Generally, we are responsible for all operating and voyage expenses.  Our COA segment includes one contract for the transportation of molten sulphur.  Under a December 2008 contract amendment, the initial term of the contract was extended through December 31, 2011. Under the terms of this contract, we are guaranteed the transportation of a minimum of 1.8 million tons of molten sulphur per year.  The amended contract also gives the charterer six two-year and one one-year renewal options.

Rail-Ferry Service.  This service uses our two Roll-on/Roll-off Special Purpose double-deck vessels, which carry loaded rail cars between the U.S. Gulf Coast and Mexico.  We began operations out of our new terminal in Mobile, Alabama and the upgraded terminal in Mexico during the third quarter of 2007.  The upgrades to the Mexican terminal were made to accommodate the second decks, which were added to our vessels in the second and third quarters of 2007 to double the capacity of the vessels.  (See Item 1a., Risk Factors, for a description of material risks relating to this service).

Other.  This segment consists of (i) operations that include more specialized services than the above mentioned three segments, and (ii) ship charter brokerage and agency services.

       Unconsolidated Entities.  We have a 50% interest in a company that (i) owns one Panamax-size Bulk Carrier, two Cape-Size Bulk Carriers and  (ii) has two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  We also have a 49% interest in a company that operates the rail terminal in Coatzacoalcos, Mexico that is used by our Rail-Ferry Service, and a 50% interest in a company that owns and operates a transloading and rail and truck service warehouse storage facility in New Orleans, Louisiana. In December 2009, we acquired a 25% investment in Oslo Bulk Shipping (“Oslo”) for $6,250,000, which, in 2008, contracted to build eight new Mini bulkers. The 8,000 dead weight ton vessels are being constructed and are scheduled for deliveries commencing in the third quarter of 2010. This investment is accounted for under the equity method and our share of earnings or losses will be reported in our consolidated statements of income net of taxes.

Business Strategy
Our strategy is to (i) identify customers with high credit quality and marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term time charters or contracts of affreightment with those customers and, if necessary, modify, acquire or construct vessels to meet the customers’ requirements, and (iii) provide our customers with reliable, high quality service at a reasonable cost.  We plan to continue this strategy by expanding our relationships with existing customers, seeking new customers, and selectively pursuing acquisitions.

Because our strategy is to seek medium- to long-term contracts and because we have diversified customer and cargo bases, we believe we are generally insulated from the cyclical nature of the shipping industry to a greater degree than those companies who operate in the spot markets.  Of the four operating segments, our Rail-Ferry Service segment is impacted by, among other things, fuel oil cost, seasonal demands for certain cargoes and the unpredictability of the Atlantic hurricane season.

History
      The Company was originally founded as Central Gulf Steamship Corporation in 1947 by the late Niels F.  Johnsen and his sons, Niels W. Johnsen, retired ex-CEO and Director, and Erik F. Johnsen, a past CEO and current Director of the Company.  Central Gulf was privately held until 1971 when it merged with Trans Union Corporation (“Trans Union”).  In 1978, International Shipholding Corporation was formed to act as a holding company for Central Gulf, LCI, and certain other affiliated companies in connection with the 1979 spin-off by Trans Union of our common stock to Trans Union’s stockholders.  In 1986, we acquired the assets of Forest Lines, and in 1989 we acquired Waterman.  Since our spin-off from Trans Union, we have continued to act solely as a holding company, and our only significant assets are the capital stock of our subsidiaries.

Competitive Strengths
Diversification. Our strategy for many years has been to seek and obtain Contracts that provide predictable cash flows and contribute to a diversification of operations.  These diverse operations vary from chartering vessels to the United States government, to chartering vessels for the transportation of automobiles and military vehicles, transportation of paper, steel, wood and wood pulp products, carriage of supplies for a mining company, transporting molten sulphur, transporting coal for use in generating electricity, and transporting standard size railroad cars.

Predictable Operating Cash Flows. Our operations have consistently generated cash flows sufficient to cover our debt service requirements and  operating expenses, including the recurring drydocking requirements of our fleet.  As of December 31, 2009 49% of our revenues were generated from fixed contracts. The length and structure of our contracts, the creditworthiness of our customers, and our diversified customer and cargo bases all contribute to our ability to consistently meet such requirements in an industry that tends to be cyclical in nature.  Our medium to long-term time charters provide for a daily charter rate that is payable whether or not the charterer utilizes the vessel.  These time charters generally require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and often include cost escalation features covering certain of our expenses.  In addition, our COA operations guarantee a minimum amount of cargo for transportation.  Our cash flow from operations was approximately $62.7 million, $42.2 million and $20.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, after deducting cash used for drydocking payments of $16.0, $4.2 million and $9.8 million for each of those years, respectively.  Scheduled repayment of debt was $14.2 million, $13.0 million and $10.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Longstanding Customer Relationships.  We currently have medium to long-term time charters with the MSC (representing 8.4% of our fiscal year 2009 revenues) and a variety of creditworthy commercial customers, as well as contracts of affreightment to carry cargo for a variety of creditworthy commercial customers.  Most of these companies have been customers of ours for over ten years.  Substantially all of our current cargo contracts and time charter agreements are renewals or extensions of previous agreements.  In recent years, we have been successful in winning extensions or renewals of substantially all of the contracts rebid by our commercial customers, and we have been operating vessels for the MSC for more than 30 years.  We believe that our longstanding customer relationships are in part due to our excellent reputation for providing quality specialized maritime service in terms of on-time performance, minimal cargo damage claims and reasonable timecharter and freight rates.

Experienced Management Team.   Our management team has substantial experience in the shipping industry.  Our Chairman, President, and Chief Financial Officer have over 103 years of collective experience with the Company.  We believe that the experience of our management team is important to maintaining long-term relationships with our customers.

Types of Service
Through our principal operating subsidiaries, we provide specialized maritime transportation services to our customers primarily under medium to long-term contracts.  Our four operating segments, Time Charter Contracts, Contracts of Affreightment, Rail-Ferry Service, and Other are described below.  For further information on the amount of revenues and gross voyage profits contributed by each segment, please see Item 7.

I.  Time Charter Contracts
        Military Sealift Command Charters

We have had contracts with the MSC (or its predecessor) almost continuously for over 30 years.  In 1983, Waterman was awarded a contract to operate three U.S. flag RO/RO vessels under time charters to the MSC for use by the United States Navy in its maritime prepositioning ship (“MPS”) program.  These vessels currently represent three of the sixteen MPS vessels which are part of the MSC’s worldwide fleet and provide support to the U.S. Marine Corps.  These ships are designed primarily to carry rolling stock and containers.  Waterman sold the three vessels to unaffiliated corporations shortly after being awarded the contract but retained the right to operate the vessels under operating agreements.  The MSC time charters commenced in late 1984 and early 1985 for initial five-year periods and were renewable at the MSC’s option for additional five-year periods up to a maximum of twenty-five years.  In 1993, the Company reached an agreement with the MSC to fix the period of these charters for the full 25 years. In July 2009, we received notification from the MSC that we were being excluded from further consideration for extending the current operating agreements on the three U.S. flag roll on-roll off vessels.  In October 2009, subsequent to filing an agency protest for reinstatement, we were notified of our reinstatement for consideration by MSC.  The current agreements are set to expire by the end of July 2010.  These contracts represented 8.4% of our total revenue in 2009.  We are presently participating in the rebid process to continue this business and we anticipate materially reduced revenues even if it is successfully retained.

       Pure Car/Truck Carriers

   U.S. Flag.  Our fleet currently includes six U.S. flag PCTCs, of which five are owned by us and one is leased.  In 1986, we entered into multi-year charters to carry Toyota and Honda automobiles from Japan to the United States.  To service these charters, we had constructed two car carriers that were specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively.  Both vessels were built in Japan and were registered under the U.S. flag.  In 2000 and 2001, we replaced these two vessels with larger PCTCs, which are operating under the initial term of their contracts through 2010 and 2011 with a Japanese shipping company.  Both of these contracts may be extended beyond the initial term at the option of the shipping company, with the contract ending in 2010 having been extended through April 2014.

    In 1998, we acquired a 1994-built PCTC, which we reflagged to U.S. flag.  After being delivered to us in April of 1998, this vessel entered a long-term charter which has been extended through 2014, with the aforementioned Japanese shipping company.  In 1999, we acquired a newly built PCTC, which we reflagged to U.S. flag, which immediately after being delivered to us in September 1999 entered into a long-term charter through 2011 also with the same Japanese shipping company.  This contract may be extended beyond the initial term at the option of the Japanese shipping company.

    In 2005, we acquired a 1998-built PCTC, which we reflagged to U.S. flag.  Immediately after being delivered to us in September of 2005, we chartered this vessel through 2015 to the same Japanese shipping company.

    In 2007, we acquired a 2007-built PCTC, which we reflagged to U.S. flag.  Immediately after being delivered to us in September of 2007, we chartered this vessel through August of 2010 to a Far East based shipping company, which held an option to purchase the vessel at the end of the contract.  On February 5, 2010, the charterer notified us of their intention to not exercise their option to purchase the vessel.  Subsequently, the charterer did not exercise their purchase option, and we also negotiated a mutually acceptable early redelivery of the vessel effective February 14, 2010.  We are currently reviewing several alternatives for the employment of this vessel.

      International Flag.  Our current fleet includes three international flag PCTCs, of which one is owned by us, one is leased, and two are time chartered.  In 1988, we had two new car carriers constructed by a shipyard affiliated with Hyundai Motor Company, each with a carrying capacity of 4,800 fully assembled automobiles, to transport Hyundai automobiles from South Korea primarily to the United States under two long-term time charters.  In 1998 and 1999, we sold these car carriers and replaced them with two newly built PCTCs, each with the capacity to carry heavy and large size rolling stock in addition to automobiles and trucks.  We immediately entered into long-term time charters of these vessels through 2018 and 2019 to a Korean shipping company.  One of these PCTCs was subsequently sold to an unaffiliated party and leased back under an operating lease through 2016, and we have an option to purchase the vessel thereafter.

    In late March 2010, we expect to make our final installment payment on, and receive delivery of, a 6400 Car Equivalent Units (“CEU”) newbuilding PCTC. Upon signing of the 2007 purchase agreement, we paid an initial 20% installment of approximately $13.7 million. During the year ended December 31, 2009, we paid two installments of 10% upon keel-laying and launching of the vessel. These amounts were $8.0 million and $8.6 million respectively, after foreign exchange adjustments. All installment amounts were recorded as Vessel, Property & Other Equipment on the balance sheet and will not begin depreciating until the vessel is placed in service in April 2010. The vessel will be employed under a three year fixed time charter agreement with an additional year at the Charterers option.

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

       Coal Carrier
In 1995, we purchased an existing U.S. flag conveyor belt-equipped, self-unloading Coal Carrier that was timechartered to a New England electric utility under a 15-year time charter to carry coal in the coastwise trade.  In December 2009, the timecharter was extended to May 10, 2015.

       Southeast Asia Transportation Contract
    The contract to transport supplies for a mining company in Indonesia is serviced by three Multi-Purpose vessels, a small Tanker, and one Container vessel.  The contract was renewed in 2009 through December 31, 2014.

Container Vessels
We currently own one International flag container vessel which is chartered out through 2013, with options to renew for two additional years.  The charterer requested a charter rate reduction and we are currently evaluating our options.  In addition, we have two U.S. flag vessels that are bareboat chartered in and time chartered out through the first quarter of 2015.

II.  Contracts of Affreightment

 In 1994, we entered into a 15-year transportation contract with an affiliate of Freeport-McMoRan Sulphur LLC for which we had built a 28,000 dead-weight ton Molten Sulphur Carrier that carries molten sulphur from Louisiana and Texas to a fertilizer plant on the Florida Gulf Coast.  Under a December 2008 contract amendment, the initial term of the contract was extended through December 31, 2011. Under the terms of this contract, we are guaranteed the transportation of a minimum of 1.8 million tons of molten sulphur per year.  The amended contract also gives the charterer six two-year and one one-year renewal options.

III.  Rail-Ferry Service

This service uses two of our special purpose vessels, which carry loaded rail cars between the U.S. Gulf and Mexico.  The service provides departures every four days from Mexico and the U.S. Gulf Coast, respectively, for a three-day transit between ports.  We began operations out of our new terminal in Mobile, Alabama and the upgraded terminal in Mexico during the third quarter of 2007.  The upgrades to the Mexican terminal were made to accommodate the second decks added to our vessels in the second and third quarters of 2007 to double the capacity.  (See Item 1a., Risk Factors, for a description of material risks relating to this service).

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

Marketing

We maintain marketing staffs in New York, Mobile, Singapore, and Shanghai and a network of marketing agents in major cities around the world who market our time charter and contracts of affreightment services.  We market our Rail-Ferry Service under the name “CG Railway.”  We market our remaining transportation services under the names Central Gulf Lines, Waterman Steamship and East Gulf Shipholding.  We advertise our services in trade publications in the United States and abroad.

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

    We maintain hull and machinery insurance policies on each of our vessels in amounts related to the value of each vessel.  This insurance coverage, which includes increased value and time charter hire, is maintained with a syndicate of hull underwriters from the U.S., British, Dutch, Japanese and French insurance markets.  We maintain war risk insurance on each of our vessels in an amount equal to each vessel’s total insured hull value.  War risk insurance is placed through U.S., British, Norwegian and French insurance markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the P&I club.  Our war risk insurance also covers liability to third parties caused by war or terrorism, including piracy, but does not cover damages to our land-based assets caused by war or terrorism. (See Item 1a., Rick Factors, for a description of material risks relating to terrorism).

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

    Insurance premiums for the coverage described above vary from year to year depending upon our loss record and market conditions.  In order to reduce premiums, we maintain certain deductible and co-insurance provisions that we believe are prudent and generally consistent with those maintained by other shipping companies.  Certain exclusions under our insurance policies could limit our ability to receive payment for our losses. (See Note D – Self-Retention Insurance).

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

Because we made the tonnage tax election referred to above, our gross income for United States income tax purposes with respect to our eligible U.S. flag vessels for 2005 and subsequent years does not include (1) income from qualifying shipping activities in U.S. foreign trade (such as transportation between the U.S. and foreign ports or between foreign ports), (2) income from cash, bank deposits and other temporary investments that are reasonably necessary to meet the working capital requirements of our qualifying shipping activities, and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.  Our taxable income with respect to the operations of our eligible U.S. flag vessels is based on a “daily notional taxable income,” which is taxed at the highest corporate income tax rate.  The daily notional taxable income from the operation of a qualifying vessel is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons.  The taxable income of each qualifying vessel is the product of its daily notional taxable income and the number of days during the taxable year that the vessel operates in United States foreign trade.  Also as a result of the Jobs Creation Act, the taxable income from the shipping operations of CFCs is not subject to United States income tax until that income is repatriated.  We have a plan to re-invest indefinitely some of our foreign earnings, and accordingly have not provided deferred taxes against those earnings.

    On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (“ASC”) Topic 740-10-05 (Previously Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Tax—an Interpretation of FASB Statement No. 109).  This topic addresses how companies must recognize, measure, and disclose uncertain tax positions for financial reporting purposes.   We adopted Topic 740-10-05 as of January 1, 2007 and the adoption had no effect on our consolidated financial position or results of operations.

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

    On October 8, 1996, Congress adopted the Maritime Security Act of 1996, which created the Maritime Security Program (MSP) and authorized the payment of $2.1 million per year per ship for 47 U.S. flag ships through the fiscal year ending September 30, 2005.  This program eliminated the trade route restrictions imposed by the previous federal program and provides flexibility to operate freely in the competitive market.  On December 20, 1996, Waterman entered into four MSP operating agreements with the United States Maritime Administration (“MarAd”), and Central Gulf entered into three MSP operating agreements with MarAd.  We also participate in the Voluntary Intermodal Sealift Agreement (“VISA”) program administered by MarAd.  Under this VISA program, and as a condition of participating in the MSP, we have committed to providing vessel and commercial intermodal capacity for the movement of military and other cargoes in times of war or national emergency.  By law, the MSP is subject to annual appropriations from Congress.  In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP participants, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously.  In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all made effective on October 1, 2005.  Authorized annual payments per fiscal year for each vessel for the current MSP program were $2.6 million for years 2007 and 2008, and $2.9 million for year 2009, and are $2.9 million for years 2010 to 2011, and $3.1 million for years 2012 to 2015, subject to annual appropriation by the Congress, which is not assured.  On October 15, 2004, Waterman and Central Gulf each filed applications to extend their MSP operating agreements for another 10 years through September 30, 2015, all seven of which were effectively grandfathered in the MSP reauthorization.  Simultaneously, we offered additional ships for participation in the MSP.  On January 12, 2005, MarAd awarded Central Gulf four MSP operating agreements and Waterman four MSP operating agreements, effective October 1, 2005, for a net increase of one MSP operating agreement.

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

    Certain laws governing our operations, as well as our U.S. Coastwise transportation contracts, require us to be  75% owned by U.S. citizens.  We monitor our stock ownership to verify our continuing compliance with these requirements.  Our certificate of incorporation allows our board of directors to restrict the acquisition of our capital stock by non-U.S. citizens.  Under our certificate of incorporation, our board of directors may, in the event of a transfer of our capital stock that would result in non-U.S. citizens owning more than 23% (the “permitted amount”) of our total voting power, declare such transfer to be void and ineffective.  In addition, our board of directors may, in its sole discretion, deny voting rights and withhold dividends with respect to any shares of our capital stock owned by non-U.S. citizens in excess of the permitted amount.  Furthermore, our board of directors is entitled under our certificate of incorporation to redeem shares owned by non-U.S. citizens in excess of the permitted amount in order to reduce the ownership of our capital stock by non-U.S. citizens to the permitted amount.

    We are required by various governmental and quasi-governmental agencies to obtain permits, licenses, and certificates with respect to our vessels.  The kinds of permits, licenses, and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel, and our status as a vessel owner or charterer.  We believe that we have, or can readily obtain, all permits, licenses, and certificates necessary to permit our vessels to operate.

    The International Maritime Organization (“IMO”) amended the International Convention for the Safety of Life at Sea (“SOLAS”), to which the United States is a party, to require nations that are parties to SOLAS to implement the International Safety Management (“ISM”) Code.  The ISM Code requires that responsible companies, including owners or operators of vessels engaged on foreign voyages, develop and implement a safety management system to address safety and environmental protection in the management and operation of vessels.  Companies and vessels to which the ISM Code applies are required to receive certification and documentation of compliance.  Vessels operating without such certification and documentation in the U.S. and ports of other nations that are parties to SOLAS may be denied entry into ports, detained in ports or fined.  We implemented a comprehensive safety management system and obtained timely IMO certification and documentation for our companies and all of our vessels.  In addition, our ship management subsidiary, LMS Shipmanagement, Inc., is certified under the ISO 9001-2008 Quality Standard.

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

    The Coast Guard and Maritime Transportation Act of 2004 amended the Oil Pollution Act of 1990 (“OPA”) to require owners or operators of all non-tank vessels of 400 gross tons or greater to develop and submit plans for responding, to the maximum extent practicable, to worst case discharges and substantial threats of discharges of oil from these vessels.  This statute extends to all types of vessels of 400 gross tons or greater. The vessel response planning requirements of the OPA had previously only applied to tank vessels.  We have submitted response plans timely for our vessels, and have received Coast Guard approval for all of our vessels.

    Also, under the OPA, vessel owners, operators and bareboat charterers are jointly, severally and strictly liable for all response costs and other damages arising from oil spills from their vessels in waters subject to U.S. jurisdiction, with certain limited exceptions.  Other damages include, but are not limited to, natural resource damages, real and personal property damages, and other economic damages such as net loss of taxes, royalties, rents, profits or earning capacity, and loss of subsistence use of natural resources.  For non-tank vessels, the OPA limits the liability of responsible parties to the greater of $1,000 per gross ton or $854,400.  The limits of liability do not apply if it is shown that the discharge was proximately caused by the gross negligence or willful misconduct of, or a violation of a federal safety, construction or operating regulation by, the responsible party, an agent of the responsible party or a person acting pursuant to a contractual relationship with the responsible party.  Further, the limits do not apply if the responsible party fails or refuses to report the incident, or to cooperate and assist in oil spill removal activities.  Additionally, the OPA specifically permits individual states to impose their own liability regimes with regard to oil discharges occurring within state waters, and some states have implemented such regimes.

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

    Many countries have ratified and follow the liability plan adopted by the IMO as set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”) and the Convention for the Establishment of an International Fund for Oil Pollution of 1971.  Under these conventions, the registered owner of a vessel is strictly liable for pollution damage caused in the territorial seas of a state party by the discharge of persistent oil, subject to certain defenses.  Liability is limited to approximately $183 per gross registered ton (a unit of measurement of the total enclosed spaces in a vessel) or approximately $19.3 million, whichever is less.  If a country is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage (the “1992 Protocol”), the maximum liability limit is $82.7 million.  The limit of liability is tied to a unit of account that varies according to a basket of currencies.  The right to limit liability is forfeited under the 1969 Convention when the discharge is caused by the owner's actual fault, and under the 1992 Protocol, when the spill is caused by the owner's intentional or reckless misconduct.  Vessels operating in waters of states that are parties to these conventions must provide evidence of insurance covering the liability of the owner.  In jurisdictions that are not parties to these conventions, various legislative schemes or common law govern.  We believe that our pollution insurance policy covers the liability under the IMO regimes.

Competition
    The shipping industry is intensely competitive and is influenced by events largely outside the control of shipping companies.  Varying economic factors can cause wide swings in freight rates and sudden shifts in traffic patterns.  Vessel redeployments and new vessel construction can lead to an overcapacity of vessels offering the same service or operating in the same market.  Changes in the political or regulatory environment can also create competition that is not necessarily based on normal considerations of profit and loss.  Our strategy is to reduce the effects of cyclical market conditions by operating specialized vessels in niche market segments and deploying a substantial number of our vessels under medium to long-term time contracts with creditworthy customers and on trade routes where we have established market share.  We also seek to compete effectively in the traditional areas of price, reliability, and timeliness of service.

    Our Time Charter Contract and Contracts of Affreightment segments primarily include medium and long-term contracts with long standing customers.  While our PCTCs in our Time Charter Contract segment operate worldwide in markets where international flag vessels with foreign crews predominate, we believe that our U.S. flag PCTCs can compete effectively in obtaining renewals of existing contracts if we are able to continue to participate in the MSP and receive cooperation from our seamen’s unions in controlling costs.

    Our Rail-Ferry Service faces competition principally from companies who transport cargo over land rather than water, including railroads and trucking companies that cross land borders.

Employees
As of December 31, 2009, we employed approximately 381 shipboard personnel and 123 shoreside personnel.  We consider relations with our employees to be excellent.

All of Central Gulf, Waterman, and our other U.S. shipping companies’ shipboard personnel are covered by collective bargaining agreements.  Some of these agreements relate to particular vessels and have terms corresponding with the terms of their respective vessel’s charter.  We have experienced no strikes or other significant labor problems during the last ten years.

Available Information
Our internet address is www.intship.com.  We make available free of charge through our website our annual report on Form 10-K, proxy statement for its annual meeting of stockholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The information found on our website is not part of this or any other report.

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

ITEM 1A.  RISK FACTORS

Recent turmoil in the credit markets and the financial services industry could negatively impact our business, results of operations, financial condition or liquidity, or those of our customers. Our operations are affected by local, national and worldwide economic conditions and the condition of the shipping industry in general. Over the last couple of years, worldwide economic conditions have experienced a significant downturn as a result of, among other things, the failure of several financial institutions, slower economic activity, fluctuations in commodity prices, decreased consumer confidence and other adverse business conditions and related concerns. While we cannot predict the duration of this or any other economic downturn, it could ultimately have a negative impact on our liquidity and financial condition, including our ability to borrow money from current credit sources or secure additional financing to fund our ongoing operations. In addition, continued market weakness could jeopardize the performance of certain counterparty obligations, including those of our customers, financial institutions and insurers. For example, these conditions may make it difficult or impossible for our customers to operate profitably, to secure financing for their operations or to accurately forecast and plan future business activities, any of which may result in them defaulting on their obligations to us or reducing the use of our vessels. Although we continue to monitor the creditworthiness of our counterparties, in the event any such party fails to discharge its obligations to us, our financial results could be adversely affected and we could incur losses.

Our business and operations are highly regulated, which can adversely affect our operations.  Our business and the shipping industry in general are subject to extensive, and increasingly stringent laws and regulations of the flag nations of our vessels, including worker’s health, safety, insurance, and the staffing, construction, operation and transfer of our flagged vessels.  Compliance with or the enforcement of these laws and regulations could have an adverse effect on our business, results of operations or financial condition. For example, in the event of war or national emergency, our U.S. flag vessels are subject to requisition by the United States government. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of such payment in this event is uncertain and there is no guarantee that such amounts will be paid, or if paid, will fully satisfy lost profits associated with the requisition.
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

If Congress does not make sufficient appropriations under the Maritime Security Act of 1996, we may not continue to receive certain payments.  If Congress does not make sufficient appropriations under the Maritime Security Act of 1996 in any fiscal year, we may not continue to receive annual payments with respect to certain of our vessels.  Under the MSP program discussed in the Regulation section in Item 1 above, each participating vessel received an annual payment of $2.6 million in 2008 and $2.9 million in 2009. They are eligible to receive $2.9 million in years 2010 and 2011, and $3.1 million in years 2012 to 2015.  As of December 31, 2009, eight of our vessels operated under MSP contracts.  Since payments under this program are subject to annual appropriations by Congress and are not guaranteed, we can provide no assurance as to our continued receipt, in full or in part, of the annual payments.

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

Our Rail-Ferry Service has a history of losses, and we can give no assurances as to its future profitability. The service began operating in February of 2001 and has been unprofitable every year except 2008, when the two vessels used to provide this service averaged approximately 75% capacity utilization. Beginning in 2009, the service began to feel the impact from the overall economic downturn, especially on its northbound service to the US, and both volumes and net margins decreased. During December 2009, we were notified that one of the segment’s largest customers would no longer need our services, stating sourcing decisions as the reason for the change. The revenues from this customer during 2009 was approximately $6.5 million, or 23% of the total segments revenues.
Due to the uncertainty of this segment and the history of losses, the Company has routinely performed an impairment test to determine if the undiscounted cash flows were sufficient enough to recover the asset value of the segment. As of December 31, 2009, we performed the latest impairment test which factored in the lower recent and projected results, and concluded that there was no asset impairment.  We will continue to monitor the results and cash flow estimates.  If actual cash flows fall below current estimates, we may have to take an impairment charge in the near future.  The Company estimates that a decrease of 10-15% in expected results will result in an impairment charge in the $20 million to $30 million range.  The total investment at risk as of December 31, 2009 was $65.2 million.

We are subject to the risk of continuing high prices, and increasing prices, of the fuel we consume in our Rail-Ferry operations.  We are exposed to commodity price risks with respect to fuel consumption in our Rail-Ferry operations, and we can give no assurance that we will be able to offset higher fuel costs due to the competitive nature of these operations.  Although we currently have fuel surcharges in place, a material increase in current fuel prices that we cannot recover through these fuel cost surcharges could adversely affect our results of operations and financial condition.  For an analysis of the effect on our operating costs and earnings per share of an increase in fuel prices, see
Item 7a, Quantitative and Qualitative Disclosures About Market Risk, on page 34.

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

We are subject to the control of our principal stockholders.  As of February 26, 2010, three of our directors, Erik F. Johnsen, Niels M. Johnsen and Erik L. Johnsen, and their respective family members and affiliated entities, beneficially owned an aggregate of 23.96% of our common stock.  Niels M. Johnsen and Erik L. Johnsen are also executive officers of the Company, and their respective fathers are former executive officers who continue to provide consulting services to us.  As a result, the Johnsen family may have the ability to exert significant influence over our affairs and management, including the election of directors and other corporate actions requiring stockholder approval.

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
Although we maintain insurance coverage against most of these risks at levels our management considers to be customary in the industry, risks may arise for which we are not adequately insured. Additionally, any particular claim may not be covered by our policies, or may be subject to deductibles, the aggregate amount of which could be material. Any uninsured or underinsured loss could have an adverse effect on our operating and financial condition. We also make no assurances that we will be able to renew our existing insurance coverage at commercially reasonable rates or that such coverage will be adequate to cover future claims that may arise.
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

A substantial number of our shipboard employees are unionized. In the event of a strike or other work stoppage, our business and operations may be adversely affected.  As of December 31, 2009, approximately 75% of our 381 shipboard personnel were unionized employees covered by collective bargaining agreements. Given the prevalence of maritime trade unions and their corresponding influence over its members, the shipping industry is vulnerable to work stoppages and other potentially hostile actions by employees. We may also have difficulty successfully negotiating renewals to our collective bargaining agreements with these unions or face resistance to any future efforts to place restrains on wages, reduce labor costs or moderate work practices. Any of these events may result in strikes, work disruptions and have other potentially adverse consequences on the shipping industry and our business in general. While we have experienced no strikes, work stoppages or other significant labor problems during the last ten years, we cannot assure that such events will not occur in the future or be material in nature.  In the event we experience one or more strikes, work stoppages or other labor problems, our business and, in turn, our results of operations may be adversely affected.

Some of our employees are covered by laws limiting our protection from exposure to certain claims. Some of our employees are covered by several maritime laws, statutes and regulations which circumvent, and nullify certain liability limits established by state workers’ compensation laws, including provisions of the Jones Act, the Death on the High Seas Act, and the Seamen’s Wage Act. We are not generally protected by the limits imposed by state workers’ compensation statutes for these particular employees, and as a result our exposure for claims asserted by these employees may be greater.

We may not be able to renew our time charters and contracts when they expire.  During fiscal 2009, we received approximately 49% of our revenue from time charters (excluding supplemental cargoes), bareboat charters or contracts of affreightment. However, there can be no assurance that any of our existing time or bareboat charters or contracts of affreightment, which are generally for periods of one year or more, will be renewed or, if renewed, that they will be renewed at favorable rates.  If upon expiration of our existing charters and contracts, we are unable to obtain new charters or contracts at rates comparable to those received under the expired charters or contracts, our revenues and earnings may be adversely affected.

Older vessels have higher operating costs and are potentially less desirable to charterers.  The average age of the vessels in our fleet that we own or lease is approximately 14 years, including the average age of our owned and leased Pure Car/Truck Carrier Fleet, which is approximately 11 years.  In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase and become more difficult to estimate with accuracy as the age of the vessel increases. Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets. In addition, changes in governmental regulations, compliance with classification society standards and customer requirements or competition may require us to make additional expenditures for alternations or the addition of new equipment.  In order to make such alterations or add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues. Expenditures such as these may also require us to incur additional debt or raise additional capital. There can be no assurance that market or general economic conditions will enable us to replace our exiting vessels with new vessels, justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

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

As a holding company with no operations of our own, we rely on payments from our operating companies to meet our obligations.  As a holding company without any material assets or operations, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and the distribution of those earnings to us or upon loans or other payments of funds by those subsidiaries to us.  As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt.  The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. Additionally, our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing purposes, to make any funds available to us to pay dividends or to repay our debt or other obligations.  Our rights to receive assets of any subsidiary upon its liquidation or reorganization will also be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors.  The footnotes to our consolidated financial statements included elsewhere herein describe these matters in additional detail.

The agreements governing certain of our debt instruments impose restrictions on our business.  The agreements governing certain of our debt instruments contain a number of covenants imposing restrictions on our business. The restrictions these covenants place on us include limitations on our ability to: (i) consolidate or merge; (ii) incur new debt; (iii) engage in transactions with affiliates; (iv) create or permit to exist liens on our assets: and (v) in the case of a breach in certain financial covenants, pay cash dividends.  These agreements also require us to meet a number of financial ratios.  Our ability to satisfy these and other covenants depends on our results of operations and ability to respond to changes in business and economic conditions.  Several of these factors are beyond our control or may be significantly restricted, and, as a result, we may be prevented from engaging in transactions that otherwise might be considered beneficial to us and our common stockholders.
In addition, as our debt obligations are represented by separate agreements with different lenders, in some cases the breach of any of these covenants or other default under one agreement may create an event of default under other agreements, resulting in the acceleration of principal, interest and potential penalties under such other agreements (even though we may otherwise be in compliance with all of our payments and other obligations under those agreements). Thus, an event of default under a single agreement, including one that is technical in nature or otherwise not material, could result in the acceleration of significant indebtedness under multiple lending agreements. If amounts outstanding under such agreements were to be accelerated, there can be no assurance that our assets would be sufficient to generate sufficient cash flow to repay the accelerated indebtedness, and such lenders could potentially proceed against the collateral securing that indebtedness.

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

We are subject to certain risks with respect to our counterparties on contracts, and failure of such counterparties to meet their obligations could cause us to suffer losses or otherwise adversely affect our business.  The ability of our counterparties to perform their obligations under these contracts will depend upon a number of factors that are beyond our control and may include, among other things, general economic conditions and the overall financial condition of these counterparties, especially in light of the recent global financial crisis. Should our counterparties fail to honor their obligations under their agreements with us, we could sustain significant losses which could have an adverse effect on our financial condition, results of operations and cash flows.

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

Loss of our senior management or other key personnel could have an adverse effect on our business, financial condition and results of operations.  Our future success will depend, in significant part, upon the continued services of our senior management team and other key personnel, especially those of our Chairman, President, and Chief Financial Officer, who have substantial experience in the shipping industry and over 103 years of collective experience with us. We believe that the experience of our senior management team is a vital component to maintain long-term relationships with our customers. Given their experience and knowledge of our business and customer relationships, the loss of the services of any of these individuals could adversely affect our future operating results, and we may have to incur significant costs to find sufficient replacements for them, if available.

We are susceptible to severe weather and natural disasters. Given the nature and scope of our operations, we are constantly vulnerable to disruption as a result of adverse weather conditions, including hurricanes, earthquakes and other natural disasters. These type of events may, among other things (i) hinder our ability to effectively and timely execute on scheduled service to our customers whether due to damage to our properties, to our customers’ operations, or to dock or other transportation facilites; (ii) interfere with our terminal operations; (iii) damage our vessels and equipment; or (iv) result in injury or, in certain cases death, to our employees. Any of these factors, especially to the extent not fully covered by insurance, could have an adverse affect on our business, financial condition and results of operation.

We cannot assure you that we will have the necessary funds to pay dividends on our common stock or we may elect not to pay dividends on our common stock in the future.  In the fourth quarter 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program, reflecting an intention to distribute to our stockholders a portion of our free cash flow.  While we currently plan to continue our dividend program, our stockholders may not receive additional dividends in the future for reasons that may include, without limitation, any of the following factors:
•	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital or vessel spending plans, cash flow or financial position;
•	debt covenants could restrict our ability to pay dividends, or the ability of our subsidiaries to pay dividends to us; and
•
the actual amount of dividends distributed and the decision to make any distribution remains at all times entirely at the discretion of our Board of Directors, who are free to change or suspend our dividend program at any time.

Changes in effective tax rates and new tax legislation regarding our foreign earnings could materially affect our future results and financial position.
Our future reported financial results from operations performed abroad may be affected by the proposed federal tax law changes announced May 4, 2009 by the current administration. A significant amount of our operating earnings are derived outside of the United States (“U.S.”) and a significant amount of our assets currently reside outside of the U.S. We have represented those foreign earnings to be indefinitely invested outside of the U.S. Therefore, we have not provided for U.S. federal or state income taxes or foreign withholding taxes on them. The current administration recently announced several initiatives to reform the tax rules that govern the treatment of foreign earnings. These proposals include provisions that would have the following effects on us: reducing or eliminating the deferral of U.S. income tax on our unrepatriated foreign earnings which could require those earnings to be taxed in the U.S. at the U.S. federal income tax rate; limiting certain related party interest; limiting the use of the “check the box” election to defer U.S. tax on the earnings of foreign subsidiaries; eliminating or substantially reducing our ability to claim foreign tax credits; and eliminating various tax deductions until foreign earnings are repatriated back to the U.S. Accordingly, our future reported financial results may be adversely impacted to the extent any of these initiatives require the recognition of a tax liability not currently required.

We face other risks. The list of risks above is not exhaustive, and you should be aware that we face various other risks.  For a description of additional risks, please see Item 7, “Notice Regarding Forward-Looking Statements” below, and the other items of this annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Vessels
Of the 27 ocean-going vessels operating in our fleet at March 05, 2010, and 14 Newbuildings presently on order for future delivery, fourteen were 100% owned by us, five were 50% owned by us, eight were 25% owned by us, nine were leased, bareboat chartered or time chartered by us, and five were operated by us under operating contracts.
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
Certain of the vessels owned by our subsidiaries are mortgaged to various lenders to secure such subsidiaries’ long-term debt (See Note C - Long-Term Debt).

Other Properties
We lease our corporate headquarters in Mobile, AL, our administrative, sales and chartering office in New York, our administrative office in Singapore, which was reestablished on October 1, 2009, and our agency and chartering office in Shanghai.  In 2009, the aggregate annual rental payments under these operating leases totaled approximately $1.2 million.

ITEM 3.  LEGAL PROCEEDINGS

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure. (For additional information, See Note H – Commitments and Contingencies).
In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters.  While the outcome of such claims cannot be predicted with certainty, we believe that our insurance coverage and reserves with respect to such claims are adequate and that such claims should not have a material adverse effect on our business or financial condition. (For additional information, See Note H – Commitments and Contingencies).
On June 23, 2009, a complaint was filed in U.S. District Court of Oregon by ten plaintiffs against approximately forty defendants, including Waterman Steamship Corporation, which is one of our wholly owned subsidiaries. The suit was filed for contribution and recovery of both past and future cost associated with the investigation and remediation of the Portland Harbor Superfund Site. The case is currently under review by our outside legal counsel.  Based on our preliminary review to date, we believe we have no exposure, but our exposure, if any, would be limited to an insurance deductible which we believe would be immaterial.
We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows, although we cannot provide any assurances to this effect.

ITEM 4.  [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

COMMON STOCK PRICES AND DIVIDENDS FOR EACH QUARTERLY PERIOD OF 2008 AND 2009

(Source: New York Stock Exchange)

			Dividends
2008	High	Low	Paid

1st Quarter	$ 23.24	$ 16.55	N/A
2nd Quarter	24.90	16.14	N/A
3rd Quarter	25.66	19.20	N/A
4th Quarter	26.01	14.93	$ 0.50/Share

			Dividends
2009	High	Low	Paid

1st Quarter	$ 25.96	$ 16.43	$ 0.50/Share
2nd Quarter	27.62	17.72	$ 0.50/Share
3rd Quarter	32.96	23.93	$ 0.50/Share
4th Quarter	36.84	28.01	$ 0.50/Share

Approximate Number of Common Stockholders of Record at March 5, 2010: 431

Closing Price of our Common Stock as of March 5, 2010: $30.60

Performance Graph
The following graph compares the cumulative total shareholder return of our Common Stock to that of the S&P 500 Index and an Industry Peer Group (which consists of Overseas Shipholding Group, Diana Shipping Inc, Alexander & Baldwin, Inc., and Eagle Bulk Shipping Inc) for the Corporation's last five fiscal years.

*Assumes $100 invested at the close of trading on the last trading day in 2004 in ISH common stock, the S&P 500, and the Industry Peer Group.  Also assumes reinvestment of dividends.

December 31,
	2004	2005	2006	2007	2008	2009

ISH --♦--	$100.00	$104.37	$90.55	$143.13	$173.90	$231.65
S&P --■--	$100.00	$104.89	$121.46	$128.13	$80.73	$102.08
Peer Group --▲--	$100.00	$109.60	$114.25	$165.64	$80.97	$95.15

In accordance with New York Stock Exchange rules, Niels M. Johnsen, our Chief Executive Officer, has certified to the NYSE that, as of May 27, 2009, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.   The certification is to be submitted to the NYSE each year no later than 30 days after our annual stockholders meeting.
The Chief Executive Officer and Chief Financial Officer certifications required for 2009 by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.

Equity Compensation Plans
See Item 12 of this annual report for information on equity compensation plans.

Stock Repurchases
See Item 12 of this annual report for the information on our recent stock repurchases.

ITEM 6.  SELECTED FINANCIAL DATA

	INTERNATIONAL SHIPHOLDING CORPORATION
	SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

       The following summary of selected consolidated financial data is not covered by the auditors' report appearing elsewhere herein.  However, in the opinion of management, the summary of selected consolidated financial data includes all

	adjustments necessary for a fair representation of each of the years presented.

	This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.

	(All Amounts in Thousands Except Share and Per Share Data)
		Year Ended December 31,
		2009	2008 (2)	2007	2006	2005
Income Statement Data (1):
	Revenues (3)	$379,951	$281,901	$218,113	$203,498	$ 187,615
	Impairment Loss (4)	2,899	369	-	8,866	-
	Gross Voyage Profit	61,120	41,693	28,776	19,054	24,789
	Operating Income	36,270	20,279	10,630	1,445	10,104
	Income from Continuing Operations	42,221	34,222	11,792	18,194	6,393
	Net Income Available to Common Stockholders	42,221	38,961	15,016	14,648	4,629
	Basic and Diluted Earnings Per Common Share:
	Net Income Available to Common Stockholders - Basic	5.84	4.67	1.48	2.58	0.66
	Net Income Available to Common Stockholders - Diluted	5.80	4.56	1.41	2.24	0.66

Balance Sheet Data:
	Working Capital	41,921	50,506	23,189	3,024	16,120
	Total Assets	496,650	434,111	440,655	428,042	449,507
	Long-Term Debt, Less Current Maturities
	(including Capital Lease Obligations)	97,635	126,841	130,523	98,984	161,720
	Convertible Exchangeable Preferred Stock	-	-	37,554	37,554	37,554
	Stockholders' Investment	238,931	205,192	173,702	153,736	140,714

Other Data:
	Cash Flow from Operations	62,681	42,185	20,231	22,981	23,778
	Cash Flow from Investing Activities	(79,776)	41,434	(2,180)	27,532	(61,208)
	Cash Flow from Financing Activities	12,728	(45,887)	(48,221)	(22,418)	43,095
	Cash Dividends Per Share of Common Stock	2.00	0.50	-	-	-
	Weighted Average Shares of Common Stock Outstanding:
	Basic	7,224,748	7,314,216	6,360,208	6,116,036	6,083,005
	Diluted	7,282,119	7,501,555	8,369,473	8,122,578	6,114,510

(1)
During 2007, the decision was made to discontinue our LASH Liner Service. As a result, the LASH Liner Service results were removed from continuing operations and reclassified into Discontinued Operations for all years presented above.

(2)	Includes income from the sale of a Dry Bulk vessel, of which we owned a 50% share.
(3)
Starting with the filing of our Form 10-Q for the quarterly period ended March 31, 2009, we began to report our revenues and voyage expenses for our supplemental cargoes on our U.S. flag Pure Car Truck Carriers on a gross basis. All periods presented includes a reclassification for grossing up of our revenues and voyage expenses. This reclassification does not change what we previously reported for gross voyage profit, net income or earnings per share. The reclassification applies only to the reporting of revenues and voyage expenses for carriage of our supplemental cargo on our U.S. flag Pure Car Truck Carriers, which is part of our Time Charter Segment.

(4)
During the second quarter of 2009 we recorded an impairment loss of $2.9 million on one of our International flag container vessels included in our Time Charter Contracts segment.  This charge was the result of the termination of our Time Charter agreement on the vessel upon the mutual agreement with our customer.  We agreed to the early termination in exchange for an increase in charter hire on the other International flag container vessel remaining under timecharter.

Results for 2006 reflect an Impairment Loss of approximately $8.9 million.  This non-cash charge was made to write down our investment in the terminal located in New Orleans, Louisiana utilized in our Rail-Ferry Service.  This service relocated its U.S. operations during 2007 to Mobile, Alabama, where a new terminal was constructed.

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

Such statements include, without limitation, statements regarding (i) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (ii) estimated scrap values of assets; (iii) estimated proceeds from sales of assets and the anticipated cost of constructing , financing, or purchasing new or existing vessels ; (iv) estimated fair values of financial instruments, such as interest rate, commodity and currency swap agreements; (v) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (vi) estimated losses attributable to asbestos claims; (vii) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (viii) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (ix) our ability to remain in compliance with our debt covenants; (x) anticipated trends in government sponsored cargoes; (xi) our ability to effectively service our debt; (xii) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (xiii) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives, and (xiv) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

Other factors include (i) changes in cargo, charterhire, fuel, and vessel utilization rates; (ii) the rate at which competitors add or scrap vessels in the markets as well as demolition scrap prices and the availability of scrap facilities in which we operate; (iii) changes in interest rates which could increase or decrease the amount of interest we incur on borrowings with variable rates of interest, the availability and cost of capital to us, and the exposure to foreign currency exchange rates,; (iv) the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures; (v) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (vi) changes in laws and regulations such as those related to government assistance programs and tax rates; (vii) the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; (viii) unexpected out-of-service days on our vessels, whether due to unplanned maintenance, piracy or other causes; (ix) the ability of customers to fulfill obligations with us; (x) the performance of unconsolidated subsidiaries; and (xi) other economic, competitive, governmental, and technological factors which may affect our operations.
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

Depreciation
Provisions for depreciation are computed on the straight-line method based on estimated useful lives of our depreciable assets.  Various methods are used to estimate the useful lives and salvage values of our depreciable assets. Due to the capital intensive nature of our business and our large base of depreciable assets, changes in such estimates could have a material effect on our results of operations.

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

Income Taxes
Income taxes are accounted for in accordance with ASC Topic 740-10 (Previously SFAS No. 109, “Accounting for Income Taxes”). Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial income in another.  Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation.  However, pursuant to existing U.S. Tax Laws, earnings from certain of our foreign operations are subject to U.S. income taxes when those earnings are repatriated to the U.S.  We  intend to permanently  re-invest $3,051,108 and $24,135,275 of our 2009 and 2008 foreign earnings, respectively, and accordingly, have not provided deferred taxes in the amount of $1,067,888 and $8,447,346 against those earnings.  The Jobs Creation Act, which first applied to us on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and our international flag shipping operations.  We made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under a “tonnage tax” rather than under the usual U.S. corporate income tax regime.
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 740-10-05 (Previously Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Tax—an Interpretation of FASB Statement No. 109), to create a single model to address accounting for uncertainty in tax positions.  ASC 740-10-05 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740-10-05 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
As of December 31, 2009, our deferred tax liability was $2.1 million, a decrease of $2.8 million from the same period in 2008.  The deferred tax liability has been effectively reduced as a result of our tax policy that could potentially result in the establishment of valuation allowances as early as the first quarter of 2010.  The net effect of this position would result in a higher effective tax rate during 2010.  The reserves would allow the company to recover these benefits at a later time.

Self-Retention Insurance
As explained further in Note D to the Notes to our Consolidated Financial Statements contained elsewhere in this report, we maintain provisions for estimated losses under our self-retention insurance based on estimates of the eventual claims settlement costs.  Our policy is to establish self-insurance provisions for Hull and Machinery and Loss of Hire for each policy year based on our estimates of eventual claims’ settlement cost.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates.

Asbestos Claims
We maintain provisions for estimated losses for asbestos claims based on estimates of eventual claims settlement costs.  Our policy is to establish provisions based on a range of estimated exposure.  We estimate this potential range of exposure using input from legal counsel and internal estimates based on the individual deductible levels for each policy year. We believe that insurance and the indemnification of a previous owner of one of our wholly-owned subsidiaries will partially mitigate our exposure.  The measurement of our exposure for asbestos liability requires management to make estimates and assumptions that affect the amount of the loss provisions recorded during the period.  Our estimates and assumptions are formed from variables such as the maximum deductible levels in a claim year, the amount of the indemnification recovery and the claimant's employment history with the company.  Actual results could differ materially from those estimates.

Derivative Instruments and Hedging Activities
Under ASC Topic 815-10 (Previously SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”), in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through Stockholders’ Investment in Other Comprehensive Income (Loss).  We currently employ, or have employed in the recent past, interest rate swap agreements, foreign currency contracts, and commodity swap contracts (See Note N – Fair Value of Financial Instruments and Derivatives on Page F-31).

Pension and Postretirement Benefits
Our pension and postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by ASC Topic 715-10-15 (Previously SFAS No. 87, “Employers’ Accounting for Pensions”) and ASC Topic 715-10-15 (Previously SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”). These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors.  We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary and information as to historical experience and performance.  Differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense.
In September of 2006, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 715-30-35 (Previously SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end.

EXECUTIVE SUMMARY

Overview of 2009
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

Financial Discipline & Strong Balance Sheet
We continued to improve our financial position in 2009.
▪	Operating cash flow increased from $42.2 million in 2008 to $62.7 million in 2009.
▪	Working capital (Current Assets less Current Liabilities) of $42.0 million.
▪	Cash dividend payments of $2.00 per share for the fiscal year.
▪	Long term debt to equity ratio of 40.9% for 2009 as compared to 61.8% for 2008.

2009 Consolidated Financial Performance
We continued to improve on prior year performance with overall net income results for 2009 at $42.2 million, which included $5.1 million in impairment losses and losses on the sale of vessels, as compared to $39.1 million for 2008, which included a $15.9 million gain on sale of a vessel.  This was supported by improvements in our Time Charter and Contract of Affreightment segments, offset partially by a decline in our Rail-Ferry segment.  The increased carriage of supplemental cargoes on our U.S. flag PCTC’s was the primary factor behind the improved results.
▪	Consolidated gross voyage profit grew from $41.7 million for the full year 2008 to $61.1 million for the full year 2009.
▪
Administrative expenses increased by $1.2 million year on year partially as a result of recognizing a $750,000 accrued contingent liability associated with incentives received from various Alabama agencies to relocate our corporate headquarters.

▪	Loss on sale of vessel of $2.2 million.
▪	Sustained performance of unconsolidated entities.

Segment Performance

Time Charter Contracts
     ▪  Improvement in gross profit from $35.7 million in 2008 to $60.0 million in 2009.
▪	Increases in our supplemental cargo volume in addition to fixed time-charter rates.

Contract of Affreightment (“COA”)
▪	Increase in gross profit of $600,000 year on year.

Rail-Ferry
▪	Overall decrease in gross profit of $3.7 million primarily due to a drop in northbound volumes and lower margins.
   ▪  Major northbound customer stopped shipments in late 2009.
   ▪  Continued strong southbound volumes.

Other
▪	Net income from unconsolidated entities decreased from $20.9 million, which included an after-tax gain on the sale of a Panamax Bulk Carrier of $15.9 million in 2008, to $7.0 million in 2009.

YEAR ENDED DECEMBER 31, 2009
COMPARED TO YEAR ENDED DECEMBER 31, 2008

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2009
Revenues from External Customers	$330,092	$17,928	$27,688	$4,243	$379,951
Voyage Expenses	252,414	15,678	24,046	3,540	295,678
Vessel Depreciation	14,775	-	5,468	11	20,254
Impairment Loss	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	60,004	2,250	(1,826)	692	61,120
2008
Revenues from External Customers	$218,805	$19,195	$39,410	$4,491	$281,901
Voyage Expenses	168,480	17,553	32,136	2,071	220,240
Vessel Depreciation	14,591	-	5,365	12	19,968
Gross Voyage Profit	35,734	1,642	1,909	2,408	41,693

The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.
Time Charter Contracts: The increase in this segment’s gross voyage profit from $35.7 million in 2008 to $60.0 million in 2009 is primarily due to an increase in the carriage of supplemental cargoes on our U.S. flag Pure Car Truck Carriers.  Revenues for the segment increased from $218.8 million in 2008 to $330.1 million in 2009 as a direct result of the increase in supplemental cargoes.  Partially offsetting this increase in gross voyage profit is an impairment loss of $2.9 million recognized in the second quarter 2009 on one of our International flag container vessels.
Contract of Affreightment: The increase in this segment’s gross voyage profit from $1.6 million in 2008 to $2.3 million in 2009 was primarily due to lower fuel costs in 2009, which was partially offset by a decrease in revenues due to contractually scheduled freight rate adjustment.
Rail-Ferry Service:  Gross voyage results for this segment decreased from a profit of $1.9 million in 2008 to a loss of $1.8 million in 2009, while revenues decreased from $39.4 million in 2008 to $27.7 million in 2009. The current weak conditions continue to have a negative impact especially with the northbound service. In December 2009, we  were notified by one if its major northbound customers of their intention to discontinue using the service effective immediately sighting a sourcing decision as their reason for the change. This loss represents approximately  23% of total revenue for this segment. The Company continues to work on its marketing strategy and its plan to increase northbound volumes. (See Risk Factors)
Other: Gross voyage profit for this segment decreased from $2.4 million in 2008 to $692,000 in 2009. This decrease was primarily due to foreign currency exchange losses related to our unconsolidated interest in an entity in Mexico, an exchange loss on the Yen denominated facility revaluation adjustment and a favorable  earnings adjustment for one of our 50% owned investees, which increased gross profit and were recorded in 2008.

Other Income and Expenses
Administrative and general expenses (A&G) increased 6% from $21.4 million in 2008 to $22.6 million in 2009.  A substantial portion of this increase was due to the expansion of our executive stock compensation program initiated in April 2008 and accrual of a contingent liability associated with incentives received from various Alabama agencies.

The following table shows the significant A&G components for the twelve months ending December 31, 2009 and 2008 respectively:

(All amounts in thousands)	Year Ended December 31,
A&G Account	2009	2008	Variance

Wages and Benefits	$10,142	$9,574	$568
Executive Stock Compensation	1,834	874	960
Professional Services	2,627	2,875	(248)
Office Building Expense	1,292	1,159	133
Other	6,270	5,971	299
Consulting Fees*	476	961	(485)
TOTAL:	$22,641	$21,414	$1,227
* Fees associated with unaffiliated company’s offer to purchase the Company.

Interest expense decreased 11.3% from $6.9 million in 2008 to $6.1 million in 2009. The decrease was primarily due to lower interest rates and lower principal balances.

Results from our investments decreased from $525,000 of income in 2008 to a loss of $72,000 in 2009. Included in these amounts are recognized impairment losses of $369,000 in the fourth quarter of 2008 and $757,000 in the first three quarters of 2009 on the Company’s investment in marketable securities. These charges reflect investments in certain equity securities whose market values had been materially impacted by current economic conditions. During the fourth quarter of 2009, we sold our stock portfolio and recognized a gain of approximately $980,000 on the sale, which is reported as a separate line item under Interest and Other on the Income Statement.

Income Taxes
For 2009, we recorded a benefit for income taxes of $3.5 million on $31.7 million of income from continuing operations before income from unconsolidated entities, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For 2008, our benefit was $877,000 on $12.4 million of income from continuing operations before income from unconsolidated entities.  Our tax benefit increased from the comparable prior year primarily as a result of lower results of the Company’s U.S. flag Coal Carrier and Rail Ferry segments, which are subject to the higher corporate statutory rate.
As a result of the recent losses on operations taxed at the U.S. corporate statutory rate, we are unable to rely on projections of future taxable income in assessing the realizability of the deferred tax assets associated with such operations.  Accordingly, the realizability of such deferred tax assets has been assessed based on the future reversals of existing deferred tax liabilities, which were sufficient to support the realization of the deferred tax assets as of December 31, 2009. However, if we continue to generate losses from these operations, we may need to establish a valuation allowance against the portion of the deferred tax assets not realizable through future reversals of existing deferred tax liabilities. The establishment of a valuation allowance would have a negative impact on our effective tax rate and future changes to be valuation allowance would impact the effective tax rate.

Equity in Net Income of Unconsolidated Entities
Equity in net income of unconsolidated entities, net of taxes, decreased from $20.9 million in 2008 to $7.0 million in 2009.
The results were driven by our 50% investment in Dry Bulk Cape Holding Ltd (“Dry Bulk”), which owns 100% of subsidiary companies currently owning one Panamax-size Bulk Carrier, two Capesize Bulk Carriers and having two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  Dry Bulk contributed $6.8 million in 2009 as compared to $21.2 million in 2008.  The 2008 results included a gain on the sale of one of Dry Bulk’s subsidiaries’ vessels, a Panamax Bulk Carrier, of approximately $15.9 million in June 2008.

YEAR ENDED DECEMBER 31, 2008
COMPARED TO YEAR ENDED DECEMBER 31, 2007

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2008
Revenues from External Customers	$218,805	$19,195	$39,410	$4,491	$281,901
Voyage Expenses	168,479	17,553	32,136	2,072	220,240
Vessel Depreciation	14,591	-	5,365	12	19,968
Gross Voyage Profit	35,734	1,642	1,909	2,408	41,693
2007
Revenues from External Customers	$178,336	$16,652	$21,235	$1,890	$218,113
Voyage Expenses	137,828	10,940	18,406	841	168,015
Vessel Depreciation	15,310	1,612	4,395	5	21,322
Gross Voyage Profit (Loss)	25,198	4,100	(1,566)	1,044	28,776

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
Other: Gross voyage profit for this segment increased from $1.0 million in 2007 to $2.4 million in 2008. This increase was primarily due to 2007 adjusted earnings recorded in 2008 for Dry Bulk.

Other Income and Expenses
Administrative and general expenses (A&G) increased 18% from $18.2 million in 2007 to $21.4 million in 2008.  A substantial portion of this increase was due to fees related to charges associated with advisory and legal costs resulting from an unaffiliated shipping company’s unsolicited conditional offer to purchase the Company’s outstanding shares, employee relocation expenses associated with the move of the Company’s headquarters to Mobile, Alabama, and stock compensation expense for stock grants awarded to Executive Officers.

The following table shows the significant A&G components for the twelve months ending December 31, 2008 and 2007 respectively:

(All amounts in thousands)	Year Ended December 31,
A&G Account	2008	2007	Variance

Wages and Benefits	$9,574	$10,312	$(738)
Executive Stock Compensation	874	-	874
Professional Services	2,875	1,472	1,403
Office Building Expense	1,159	1,114	45
Consulting Fees/ Relocation	961	810	151
Other	5,971	4,450	1,521
TOTAL:	$21,414	$18,158	$3,255

Interest expense decreased 29.6% from $9.8 million in 2007 to $6.9 million in 2008.  The decrease was primarily due to the retirement of all the remaining outstanding obligations of our 7¾% Senior Unsecured Notes (“Notes”) in October of 2007.  We recognized an impairment loss of $369,000 on the Company’s investment in marketable securities in the fourth quarter of 2008.  The charge reflects investments in certain equity securities whose market values were materially impacted by current economic conditions.
Investment income decreased from $2.6 million in 2007 to $894,000 in 2008. The decrease was primarily due to a lower rate of return on our short-term investments.

Income Taxes
For 2008, we recorded a benefit for income taxes of $877,000 on $12.4 million of income from continuing operations before income from unconsolidated entities, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For 2007, our benefit was $1.4 million on our $3.8 million of income from continuing operations before income from unconsolidated entities.  Our tax benefit decreased from the comparable prior year primarily as a result of improved earnings from our Rail Ferry segment which are taxed at the 35% statutory rate.

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
During the second quarter of 2007, Dry Bulk’s subsidiary companies entered into ship purchase agreements with Mitsui & Co. of Japan for two newbuildings Handymax Bulk Carriers to be delivered in the first half of 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which the Company’s share would be 50% or approximately $37.0 million.  We expect to make our interim construction payments with cash generated from Dry Bulk’s subsidiary companies’ operations.  A decision on any long-term financing is expected to be determined at delivery.  Our 50% share of the initial contract payment of $750,000 was made in May of 2007.  For more information, see below “Liquidity and Capital Resources – Bulk Carriers.”

Discontinued Operations
In the third quarter of 2007, we elected to discontinue our International LASH service by the end of 2007.  During the first two months of 2008, we sold the one remaining LASH vessel and the majority of LASH barges, with the remaining LASH barges under contract to be sold by the end of the first quarter of 2008.  The after-tax gain of $9.9 million recorded in 2007 reflects a gain of $7.3 million on the sale of two LASH Vessels and $2.6 million on the sale of LASH barges. The after-tax gain of $4.6 million recorded in 2008 reflects the gain from the sale of one LASH Vessel and remaining LASH barges.  During 2008 there were no revenues associated with the discontinued LASH services, as compared to $42.0 million for 2007.  Profit from operations before taxes were $220,000 in 2008, compared to a $4.2 million loss in 2007.
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
Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $50.5 million at December 31, 2008, to $42.0 million at December 31, 2009.  Cash and cash equivalents decreased during 2009 by $4.4 million to a total of $47.5 million.  This decrease was due to cash provided by operating activities of $62.7 million and cash provided by financing activities of $12.7 million being offset by cash used by investing activities of $79.8 million.  Of the $98.8 million in current liabilities at December 31, 2009, $68.8 million related to current maturities of long-term debt.  Approximately $48.0 million of this debt is offset in current assets as the current portion of a direct finance lease on a PCTC we purchased in 2007.
During 2009, operating activities generated positive cash flow after adjusting net income of $42.2 million for non-cash provisions such as depreciation and amortization.  Net cash provided by operating activities of $62.7 million for 2009 was generated after adjusting for non-cash items such as a $2.9 million impairment loss on one of our International flag container vessels, amortization of deferred charges, a non-cash deduction of $7.0 million from the equity in net income of unconsolidated entities, and deferred drydocking payments of $16.0 million.  During 2009, we received cash dividends of $3.0 million from the normal operations of our unconsolidated entities.
Cash used by investing activities of $79.8 million for 2009 included capital outlays of $80.3 million and the purchase of short-term corporate bonds of $10.6 million, partially offset by proceeds from the sale of assets of $5.0 million and principal payments received under direct financing leases of $7.8 million.  Included in the $80.3 million of capital payments is $40.7 million for the purchase of the two vessels used in an Indonesian mining service, subsequently sold to a third party under an installment sale described further below.  Additionally, we made equity payments of $17 million paid toward the construction of three new Handy size double-hull Drybulk Carriers, and $16.6 million in installment payments toward the construction of a Pure Car/ Truck Carrier to be delivered in March 2010.
 Cash provided by financing activities of $12.7 million for 2009 included regularly scheduled debt payments of $14.2 million and cash dividends paid of $14.5 million, partially offset by proceeds from new debt of $41.6 million, including a $25.0 million loan relating to the purchase of the two vessels previously mentioned to be used in an Indonesian mining service.
We entered into a financing agreement with Regions Bank on August 27, 2009 for a five year facility to finance up to $40.0 million for the purchase of additional vessels. As of December 31, 2009, the Company has drawn $25.0 million under this facility towards the purchase of the vessels to fulfill the additional requirements under the Indonesian mining contract. The vessels purchased with the loan proceeds were subsequently sold to a third party in the third quarter of 2009, generating a deferred gain of approximately $10.6 million. In addition to a $1.1 million payment received from the buyer, a ten year note receivable was agreed to for the remaining balance. We hold a first mortgage covering the vessels until the note is fully satisfied. Due to our financing of the transaction, the gain realized on the sale was deferred. This deferral will be recognized over ten years, the length of the agreement with the buyer. With this financing, our unsecured revolving line of credit was reduced from $35 million to $30 million, expiring in April of 2011. As of December 31, 2009, $6.4 million of this revolving credit facility was pledged as collateral for letters of credit, and the remaining $23.6 million was available.
In 2007, we acquired a 2007-built PCTC, which we reflagged to U.S. flag. The vessel was financed with a three year Yen denominated note with a balloon payment of 4.25 billion Yen due on September 10, 2010. Immediately after being delivered to us in September of 2007, we chartered this vessel through August of 2010 to a Far East based shipping company, which held an option to purchase the vessel at the end of the contract.  The charter was based on Yen capital hire payments which correspond with our Yen debt payments.  On February 5, 2010, the charterer notified us of their intention not to exercise their option to purchase the vessel and subsequently negotiated a mutually acceptable redelivery of the vessel effective February 14, 2010. On March 8, 2010 we entered into a U.S. denominated bridge loan which converted our total outstanding debt of 4.32 billion Yen to approximately $48 million USD. We intend to replace the bridge loan with long-term financing by September of 2010.
As a result of the redelivery of the vessel in February 2010, we will reclassify approximately $48.0 million of net investment in direct financing leases from current assets to vessels in the first quarter of 2010.  This reclassification will result in a decrease in our working capital of $48.0 million; however, the debt associated with this vessel will continue to be classified as a current liability since the debt matures in September 2010.  If we are unable to refinance the debt of $48.0 million by the end of the second quarter of 2010 through replacement of the bridge loan with long-term financing, our working capital position will be negatively impacted, which could result in a working capital deficit and potential violation of the working capital covenant included in most of our credit agreements.  Alternatively, the debt could be partially or completely refinanced on a long-term basis by draws on our revolving credit agreement provided we extend the term of that agreement beyond its current maturity date of April 2011.  We fully expect to extend the revolving credit agreement beyond its maturity date.
We routinely evaluate the possibility of acquiring additional vessels or businesses.  At any given time, we may be engaged in discussions or negotiations regarding additional acquisitions.  We generally do not announce our acquisitions or dispositions until we have entered into a preliminary or definitive agreement.  We may require additional financing in connection with any such acquisitions, the consummation of which could have a material impact on our financial condition or operations.

Stock Repurchase Program
On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this plan will generally be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  Through December 31, 2008, we had repurchased 491,572 shares of our common stock for $11.5 million.  No shares were repurchased in 2009. Unless and until the Board otherwise provides, this new authorization will remain open indefinitely or until we reach the 1,000,000 share limit.

Debt and Lease Obligations
As of December 31, 2009, we held five vessels under operating contracts, five vessels under bareboat charter or lease agreements and five vessels under time charter agreements.  The types of vessels held under these agreements include four Pure Car/Truck Carriers, three Breakbulk/Multi Purpose vessels, three Roll-On/Roll-Off vessels, three Container vessels and a Tanker vessel, all of which operate in our Time Charter segment, and a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.  We also conduct certain of our operations from leased office facilities.
We entered into a new lease agreement on our Singapore office which became effective October 1, 2009.  The length of the lease is five years with an option to renew for a further period of three years.  The agreement calls for total annual payments of approximately $253,000 for all five years.  The rent expense, along with the associated leasehold improvements are being amortized using the straight-line method over the lease-term.

Debt Covenants
 In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into financings of our unencumbered vessels or restructure debt. We believe we have sufficient liquidity despite the current disruption of the capital and credit markets and can continue to fund working capital and capital investment liquidity needs through cash flow from operations.  To the extent we are required to seek additional capital, our efforts could be hampered by the recent turmoil in the credit markets. See “Risk Factors” in Item 1A of this annual report.    We presently have variable to fixed interest rate swaps on 85% of our long-term debt.

Contractual Obligations and Other Commitments
The following is a summary of the scheduled maturities by period of our debt and lease obligations that were outstanding as of December 31, 2009:

Debt and lease obligations (000’s)	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt (including current maturities)	$166,424	$68,789	$13,572	$25,963	$27,571	$17,150	$13,379
Interest payments	20,014	5,873	4,324	3,741	3,383	1,487	1,206
Operating leases	101,778	15,805	15,778	15,746	13,737	11,264	29,448
Vessel Commitments	35,017	32,212	2,805	-	-	-	-
Total by period	$323,233	$122,679	$36,479	$45,450	$44,691	$29,901	$44,033

Approximately $47 million of the $68 million long-term debt obligation in 2010, is related to a balloon payment on financing of our PCTC vessel purchased in 2007.  We intend to replace all or part of this balloon payment with long-term financing in 2010.

The above contractual obligations table does not include our approximate $16 million obligation to the Alabama State Port Authority related to the terminal upgrades in Mobile, AL, to be paid by us over the ten-year terminal lease.  This long-term obligation, reported in other long-term liabilities, will be met by the usage fees paid by our Rail Ferry vessels in the Mobile port.  The chart further excludes contingent equity contributions that may be payable to Dry Bulk under the circumstances described under “Liquidity and Capital Resources – Bulk Carriers.”  For additional information on our operating leases, see Note I.

Current Economic and Market Issues
The economic crisis that affected globally commercial activity, including ourselves, in a number of areas during the previous year continues at the current time.  While previously we found banking institutions severely tightening their lending standards or even eliminating access to credit for new projects, we have found change in the posture of those institutions indicating a willingness to review new credit proposals.  While the financial marketplace is not ready to fully extend credit under a number of circumstances, we have found potential financing avenues.
We have maintained for a number of years banking relationships with financially solid institutions.  Based on information currently available to us, we believe these institutions remain stable.  While the exact effects of the crisis to our customers is not fully known, we have not suffered from the nonpayment of freights or charterhires being earned in the ordinary course of business.  We continue to review the status of our customers and are ready to take appropriate actions to reduce potential exposures should the occasion arise.    While we have been fortunate in our ability to avoid potential hardships from the nonpayment of freights, we cannot provide you with assurance that this will continue.  For more information, see Item 1A, Risk Factors.
During the year ended 2009, the financial markets recovered a large portion of the dramatic fall seen during the 2008 year.  By maintaining our asset allocation within our stated Policy guidelines with targets of 60% equities and 40% fixed instruments, the Pension Plan also participated in the recovery.  While as of December 31, 2009 we continue to show an underfunded status in other comprehensive income, we have exceeded our required funding obligations under the current Pension Protection Act. We expect to contribute $600,000 for fiscal year 2010.  For more information, see Note E, Employee Benefit Plans.

Restructuring of Liner Services and Disposition of Certain LASH Assets
The Board of Directors approved in the fourth quarter of 2006 to dispose of certain LASH Liner Service assets.  The decision was based on the belief that we could generate substantial cash flow and profit on the disposition of the assets, while improving our future operating results.  Accordingly, we sold our LASH Feeder vessel and 114 barges in the first quarter of 2007.  In the second quarter of 2007 we sold our one remaining U.S. flag LASH vessel and 111 LASH barges.  In the third quarter of 2007, the company elected to discontinue its International LASH service by the end of 2007.  During the first quarter of 2008, we sold the one remaining LASH vessel and the remainder of our LASH barges. The pre-tax gain of $9.9 million recorded in 2007 reflects a gain of $7.3 million on the sale of the LASH Feeder Vessel and Liner Vessel, and $2.6 million on the sale of LASH barges. The gain of $4.6 million recorded in 2008 reflects the gain from the sale of one LASH Vessel and remaining LASH barges. During 2008, we generated no revenues from our LASH services, compared to $42.0 million for 2007.  Profit from operations before taxes were $220,000 in 2008, compared to a $4.2 million loss in 2007.
Our U.S. flag LASH service and International LASH service were reported in “Continuing Operations” as a part of our Liner segment in periods prior to June 30, 2007.  Financial information for all periods presented has been restated to remove the effects of those operations from “Continuing Operations”.

Rail-Ferry Service Expansion
This service provides a unique combination of rail and water ferry service between the U.S. Gulf Coast and Mexico.  The relatively low operating profit margin generated by this service makes higher cargo volumes necessary to achieve meaningful levels of cash flow and profitability.  The capacity of the vessels operating in our Rail-Ferry Service defines the maximum revenues and, in turn, the cash flow and gross profits that can be generated by the service.  Accordingly we made investments in 2007 that essentially doubled the capacity of the service including the construction of second decks on each of the ships as well as construction of new terminals in Mobile, Alabama and an upgraded terminal in Coatzacoalcos, Mexico. These capital investments have permitted us to expand our cargo volume and reduce our cost per unit of cargo carried.

We completed construction of the second decks in mid-2007 at a total cost of approximately $25 million, which we paid in full through December 31, 2007.  The utilization of the second deck capacity is directly related to the terminal upgrades in Mobile, AL and Coatzacoalcos, Mexico.  Both terminal upgrades were substantially completed in July 2007 and became operational at that time.  The total cost of the Mobile terminal was approximately $26 million, of which $10 million was funded by a grant from the State of Alabama.  The remaining $16 million was financed by the Alabama State Docks and will be repaid over the ten-year terminal lease.  Our share of the cost of the improvements to the terminal in Mexico was approximately $6.4 million.  We have a 49% interest in the company that owns the terminal in Mexico, and 30% of the advances to that company for our share of the cost of the terminal are accounted for as capital contributions with the remaining 70% accounted for as a loan to that company.

As of December 31, 2009, the cost of our total investment in a joint venture that owns a trans-loading and storage facility (RTI), which was used to support the Rail-Ferry service in New Orleans, included an equity investment in unconsolidated entities of $1.4 million and an outstanding loan of approximately $2.2 million due from our 50% partner in the venture.  As a result of our terminal operations moving from New Orleans to Mobile, an impairment test to determine our loss exposure on this facility was required.  As of December 31, 2009, no impairment was recorded as we expect to recover our total investment.
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

Bulk Carriers
In November 2009, we contracted with a Korean shipyard to construct three double hull Handy-Size Bulk Carrier Newbuildings with scheduled deliveries in early 2011.  We made equity payments of $17.0 million in the fourth quarter 2009 on these vessels.
We have a 50% interest in Dry Bulk, which owns 100% of subsidiary companies which own one Panamax-size Bulk Carrier and two Cape-Size Bulk Carriers.  This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  Dry Bulk’s subsidiary companies have entered into  ship purchase agreements with a Japanese company for two Handymax Bulk Carrier newbuildings, scheduled to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37.0 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, Dry Bulk plans to finance the interim construction costs with equity contributions of up to 15% with the 85% balance of the cost being financed with a bank financed construction loan.  Due to the financial market conditions, it is possible that additional equity contributions may be required.  While it is anticipated that any required equity contributions will be covered by Dry Bulk’s subsidiary companies’ earnings, if they are not, our anticipated share of these interim equity contributions could be approximately $2.7 million, of which we have already funded $354,000.  Upon completion and delivery, Dry Bulk plans to establish permanent long-term financing.
In December 2009, we acquired a 25% investment in Oslo Bulk Shipping (“Oslo”) for $6,250,000, which, in 2008, contracted to build eight new Mini bulkers. These 8,000 dwt vessels are being constructed and are scheduled for deliveries commencing in the third quarter of 2010. This investment is accounted for under the equity method and our share of earnings or losses will be reported in our consolidated statements of income net of taxes.

Dividend Payments
The payment of stock dividends is at the discretion of our board of directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008.
On January 28, 2010 our Board approved a 2010 first quarter payment of a $.50 cash dividend for each share of common stock held on the record date of February 17, 2010, which was paid on March 1, 2010.  During its January 2010 Board of Directors meeting, the board established a quarterly dividend target of $.375 per share, per quarter for the 2010 fiscal year.  Further information on all dividend payments since the reinstitution of the program can be found in Note A-Summary of Significant Policies found on page F-11

Environmental Issues
Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $500,000 for each incident.
On June 23, 2009, a complaint was filed in U.S. District Court of Oregon by ten plaintiffs against approximately forty defendants, including Waterman Steamship Corporation, which is one of our wholly owned subsidiaries. See Item 3 of this annual report for further information.
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

New Accounting Pronouncements

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
As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current year financial statements, we will provide both the ASC topic and the previous accounting standard to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

 Subsequent Events (Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)
           ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company.  ASC 855 became effective for interim or annual periods ending after June 15, 2009.

Fair Value of Financial Instruments (Included in Accounting Standards Codification (“ASC”) 825 “Interim Disclosures about Fair Value of Financial Instruments”)
FSP 107-1 (ASC 825), “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1), increases the frequency of fair value disclosures required by SFAS No. 107 (ASC 820), “Disclosures About Fair Value of Financial Instruments” (SFAS No. 107). This standard requires that companies provide qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value in each interim report. Previously, this was only an annual requirement. We adopted this standard as of June 30, 2009.

Fair Value Measurements and Disclosures (Included in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”)
This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for the company beginning October 1, 2009. ,We adopted this update on December 31, 2009 with no effect on our consolidated financial position and results of operations.

LIQUIDITY - 2008

The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.
Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $23.2 million at December 31, 2007, to $50.5 million at December 31, 2008.  Cash and cash equivalents increased during 2008 by $37.1 million to a total of $51.8 million.  This increase was due to cash provided by operating activities of $42.2 million, and cash provided by investing activities of $41.4 million, offset by cash used by financing activities of $45.9 million.  Of the $39.8 million in current liabilities at December 31, 2008, $13.3 million related to current maturities of long-term debt.
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
Cash provided by investing activities of $41.4 million for 2008 included proceeds from the sale of our discontinued LASH liner service assets of $10.8 million, proceeds from Dry Bulk’s subsidiary company’s sale of the Panamax Bulk Carrier of $25.5 million, net proceeds from the sale and purchase of short term investments of $1.6 million and principal payments received under direct financing leases of $7.5 million, partially offset by capital improvements of $4.0 million, including improvements to our information technology systems and additional tank work on our Rail-Ferry vessels.
           Cash used for financing activities of $45.9 million for 2008 included regularly scheduled debt payments of $13.0 million, payment of $17.3 million on the early redemption of our Preferred Stock, $11.5 million of repurchases of our common stock, and $3.7 million on cash dividends paid on our common stock.
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
Operating activities generated positive cash flow after adjusting net income of $17.4 million for non-cash provisions such as depreciation, amortization and gains on sales of assets and investments.  Cash provided by operating activities of $20.2 million for 2007 also included a decrease in accounts receivable of $1.3 million primarily due to the timing of collections of receivables from the MSC and U.S. Department of Transportation, offset by a decrease in accounts payable and accrued liabilities of $4.9 million.  Also included was $9.8 million of cash used to cover payments for vessel drydocking costs in 2007, offset by cash distributions of $4.4 million received from our investments in unconsolidated entities.
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

Interest Rate Risk
The fair value of our cash and short-term investment portfolio at December 31, 2009, approximated its carrying value due to its short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.
The fair value of long-term debt, including current maturities, was estimated to be $166.4 million compared to a carrying value of $166.4 million.  The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to our long-term debt at December 31, 2009 is not material due to the fact 85% of our outstanding debt is fixed by interest rate swap contracts.
We have entered into ten interest rate swap agreements with commercial banks, two in September of 2005, one in November of 2005, two in September of 2007, one in November of 2007, one in January 2008, one in February 2008 and two in December 2008 in order to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  For each of these agreements, the fixed rate payor is the Company, and the floating rate payor is the commercial bank.  While these arrangements are structured to reduce our exposure to increases in interest rates, it also limits the benefit we might otherwise receive from any decreases in interest rates, and our weighted average cost of capital.
The fair value of these agreements at December 31, 2009, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $7.7 million, with the offsetting charge of $7.3 million net of taxes in other comprehensive income.  A hypothetical 10% decrease in interest rates as of December 31, 2009 would have resulted in an $8.6 million liability.

Commodity Price Risk
As of December 31, 2008, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2010 fuel requirements for our Rail-Ferry Service segment.  We have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2010.  Revenue from fuel surcharges in 2009 for the Rail-Ferry Service was $2.2 million.  If we had commodity swap agreements, they could be structured to reduce our exposure to increases in fuel prices.  However, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period January 1, 2009 through December 31, 2009 would have resulted in an increase of approximately $481,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.07 in our basic earnings per share based on the shares of our common stock outstanding as of December 31, 2009.  The additional fuel costs assumes no additional revenue was generated from fuel surcharges, however, we believe that some or all of the price increase could have been passed on to our customers through the aforementioned fuel surcharges during the same period but might have been limited by our need to maintain competitive rates.  Our charterers in the Time Charter segment are responsible for purchasing vessel fuel requirements; thus, we have no fuel price risk in this segment.

Foreign Currency Exchange Rate Risk
We have entered into foreign exchange contracts to hedge certain firm purchase commitments during 2009.  These contracts mature on various dates during 2010. The fair value of these contracts at December 31, 2009, is an asset of $682,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be an asset of $614,000 (For further information on our Foreign Currency Contracts, See Note N – Fair Value of Financial Instruments).
On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan
Facility denominated in Japanese Yen for the purchase of a 6400 CEU Newbuilding PCTC under construction and currently scheduled for final delivery in March 2010.  We received verbal notification the banking institution would be exercising their option to reduce the Yen financing on this vessel from 80% to 65% of delivered cost. The Facility will now finance up to Yen 5,103,000,000 towards the overall purchase price of the vessel.  Under current accounting guidelines, since this Facility is not denominated under our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1% increase or decrease on the exchange rate between the Yen and U.S. Dollar would impact earnings by approximately $600,000 for the reporting period.  While we believe that these fluctuations will smooth out over time, any particular reporting period could be materially impacted by these adjustments.  The Company intends to continue to monitor its risk profile for this Facility and potentially enter into foreign currency derivative instruments that may aid in offsetting these fluctuations.  The third quarter 2009 negative adjustment related to this revaluation was $590,000, based on the 10% draw on the total Facility and a 7% decrease in the exchange rate. The fourth quarter 2009 adjustment was a positive $311,000 on the subsequent 4% increase of the exchange rate from the prior period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 begins on page F-1 of this Form 10-K.

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
As of December 31, 2009, we conducted an evaluation of the effectiveness of our disclosure controls and procedures.  The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).
Based on that evaluation as of such date, our CEO and CFO have concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this annual report.  During the quarter ended December 31, 2009, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving our stated goals.  Because of the inherent limitations in any control system, you should be aware that misstatements due to error or fraud could occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting
                The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we have concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.  Our independent registered public accounting firm, Ernst & Young LLP, has provided the following attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited International Shipholding Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Shipholding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion,  International Shipholding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Shipholding Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 15, 2010

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
The information relating to Directors and Executive Officers called for by Item 10 will be included in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 will be included in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Repurchase Plan
On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  Through December 31, 2008, we repurchased 491,572 shares of our common stock for $11.5 million.  No shares were repurchased in 2009. Unless and until the Board otherwise provides, this new authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the fourth fiscal quarter of 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2009 – October 31, 2009	-	-	-	508,428
November 1, 2009 - November 30, 2009	-	-	-	508,428
December 1, 2009 – December 31, 2009	-	-	-	508,428

On February 2, 2010, 13,534 shares of Common Stock were retired in order to meet tax liabilities associated with the vesting of Restricted Stock Grants by our executive officers.

Equity Compensation Plan Information
The following table sets forth information as of the end of the most recently completed fiscal year, December 31, 2009:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-	-	152,500
Total	-	-	152,500

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
The following financial statements and related notes are included on pages F-1 through F-14 of this Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements

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

 3.         Exhibits
(3.1)
Restated Certificate of Incorporation of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference)

(3.2)
By-Laws of the Registrant (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant's Form Current Report on Form 8-K dated November 2, 2009 and incorporated herein by reference)

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

(10.5)	Consulting Agreement, dated December 29, 2009, between the Registrant and Niels W. Johnsen *
(10.6)	Consulting Agreement, dated December 23, 2009, between the Registrant and Erik F. Johnsen *
(10.7)
International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.8)
Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options under the International Shipholding Corporation Stock Incentive Plan referenced to in Item 10.7 (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.9)
Form of Restricted Stock Agreement under the International Shipholding Corporation Stock Incentive Plan referenced to in Item 10.7 (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form 8-K dated May 6, 2008 and incorporated herein by reference)

(10.10)
International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated April 30, 2009 and incorporated herein by reference)

(10.11)
Form of Restricted Stock Agreement dated May 6, 2009 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated May 7, 2009 and incorporated herein by reference)

(10.12)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.13)
Memorandum of Agreement of the Registrant, dated as of August 24, 2007, providing for the Registrant’s purchase of one 6400 CEU Panamanian flagged pure car and truck carrier (filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

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

(10.16)
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

(10.19)
Change of Control Agreement, by and between the registrant and Manuel G. Estrada, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.20)	Form of Indemnification Agreement, by and between the registrant and members of the Board of Directors, effective as of November 11, 2009 *
(10.21)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. *

(10.22)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. *

(10.23)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. *

(10.24)
Performance Guarantee, dated as of November 11, 2009, by International Shipholding Corporation, as guarantor, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. *

(10.25)
Performance Guarantee, dated as of November 11, 2009, by International Shipholding Corporation, as guarantor, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. *

(10.26)
Performance Guarantee, dated as of November 11, 2009, by International Shipholding Corporation, as guarantor, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. *

(10.27)
Letter of Guarantee, dated as of November 12, 2009, by Korea Eximbank, as guarantor, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. *

(10.28)
Letter of Guarantee, dated as of November 12, 2009, by Korea Eximbank, as guarantor, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. *

(10.29)
Letter of Guarantee, dated as of November 12, 2009, by Korea Eximbank, as guarantor, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. *

  (21.1)    Subsidiaries of International Shipholding Corporation *
  (23.1)    Consent of Ernst & Young LLP *
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

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

    /s/ Manuel G. Estrada
March 15, 2010                                           By           ______________________________
    Manuel G. Estrada
    Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

    /s/ Niels M. Johnsen
March 15 2010                                           By           ____________________________
    Niels M. Johnsen
    Chairman of the Board and
    Chief Executive Officer

    /s/ Erik L. Johnsen
March 15, 2010                                           By           ____________________________
    Erik L. Johnsen
    President and Director

                  /s/ Erik F. Johnsen
March 15, 2010                                           By           ____________________________
    Erik F. Johnsen
    Director

                                                                 /s/ Edwin A. Lupberger
March 15, 2010                                           By           ____________________________
    Edwin A. Lupberger
    Director

    /s/ H. Merritt Lane III
March 15, 2010                                           By           ____________________________
    H. Merritt Lane III
    Director

    /s/ T. Lee Robinson, Jr.
March 15, 2010                                           By           ____________________________
    T. Lee Robinson, Jr.
    Director

    /s/ James J. McNamara
March 15, 2010                                           By           ____________________________
    James J. McNamara
    Director

    /s/ Kenneth H. Beer
March 15, 2010                                           By           ____________________________
    Kenneth H. Beer
    Director

    /s/ Harris V. Morrissette
March 15, 2010                                           By           ____________________________
    Harris V. Morrissette
    Director

    /s/ Manuel G. Estrada
March 15, 2010                                           By           ____________________________
    Manuel G. Estrada
    Vice President and Chief Financial Officer

    /s/ Kevin M. Wilson
March 15, 2010                                           By       __________________________
    Kevin M. Wilson
    Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the accompanying consolidated balance sheets of International Shipholding Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Shipholding Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Shipholding Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 15, 2010

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
	Year Ended December 31,
	2009	2008	2007
Revenues	$379,951	$281,901	$218,113

Operating Expenses:
Voyage Expenses	295,678	220,240	168,015
Vessel and Barge Depreciation	20,254	19,968	21,322
Impairment Loss	2,899	-	-

Gross Voyage Profit	61,120	41,693	28,776

Administrative and General Expenses	22,641	21,414	18,158
Loss (Gain) on Sale of Other Assets	2,209	-	(12)

Operating Income	36,270	20,279	10,630

Interest and Other:
Interest Expense	6,110	6,886	9,762
(Gain) Loss on Sale of Investment	(980)	148	(352)
Loss on Redemption of Preferred Stock	-	1,371	-
Other Income from Vessel Financing	(655)	-	-
Investment (Income) Loss	72	(525)	(2,592)
	4,547	7,880	6,818
Income from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	31,723	12,399	3,812

(Benefit) Provision for Income Taxes:
Current	306	33	206
Deferred	(3,845)	(910)	(1,570)
	(3,539)	(877)	(1,364)
Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	6,959	20,946	6,616

Income from Continuing Operations	42,221	34,222	11,792

Income (Loss) from Discontinued Operations:
Income (Loss) before Provision (Benefit) for Income Taxes	-	220	(4,238)
Gain on Sale of Liner Assets	-	4,607	9,880
(Provision) Benefit for Income Taxes	-	-	(18)
Net Income from Discontinued Operations	-	4,827	5,624

Net Income	$42,221	$39,049	$17,416

Preferred Stock Dividends	-	88	2,400

Net Income Available to Common Stockholders	$42,221	$38,961	$15,016

Basic and Diluted Earnings Per Common Share:
Net Income Available to Common Stockholders - Basic
Continuing Operations	$5.84	$4.67	$1.48
Discontinued Operations	0.00	0.66	0.88
	$5.84	$5.33	$2.36
Net Income Available to Common Stockholders - Diluted
Continuing Operations	$5.80	$4.56	$1.41
Discontinued Operations	0.00	0.64	0.67
	$5.80	$5.20	$2.08
Weighted Average Shares of Common Stock Outstanding:
Basic	7,224,748	7,314,216	6,360,208
Diluted	7,282,119	7,501,555	8,369,473

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
ASSETS	2009	2008

Current Assets:
Cash and Cash Equivalents	$47,468	$51,835
Marketable Securities	10,333	2,707
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $299 and $132 in 2009 and 2008, respectively:
Traffic	5,221	14,581
Agents'	3,353	2,712
Other	12,637	5,567
Net Investment in Direct Financing Leases	52,649	7,874
Other Current Assets	1,640	2,187
Notes Receivable	5,348	-
Material and Supplies Inventory	3,100	2,842
Total Current Assets	141,749	90,305

Investment in Unconsolidated Entities	15,971	5,803

Net Investment in Direct Financing Leases	55,046	108,973

Vessels, Property, and Other Equipment, at Cost:
Vessels	314,534	322,884
Leasehold Improvements	26,128	26,128
Construction in Progress	49,496	15,845
Furniture and Equipment	6,966	5,023
	397,124	369,880
Less - Accumulated Depreciation	(185,292)	(166,931)
	211,832	202,949

Other Assets:
Deferred Charges, Net of Accumulated Amortization	15,914	12,639
of $20,826 and $17,018 in 2009 and 2008, respectively
Acquired Contract Costs, Net of Accumulated Amortization	364	1,819
of $30,162 and $28,706 in 2009 and 2008, respectively
Due from Related Parties	5,043	6,195
Notes Receivable	44,390	-
Other	6,341	5,428
	72,052	26,081

	$496,650	$434,111

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$68,789	$13,285
Accounts Payable and Accrued Liabilities	31,039	26,514
Total Current Liabilities	99,828	39,799

Long-Term Debt, Less Current Maturities	97,635	126,841

Other Long-Term Liabilities:
Deferred Income Taxes	2,070	4,893
Lease Incentive Obligation	6,262	7,314
Other	51,924	50,072
	60,256	62,279

Stockholders' Investment:
Common Stock, $1.00 Par Value, 10,000,000 Shares Authorized,	8,484	8,390
7,228,570 And 7,183,570 Shares Issued at December 31, 2009 and
December 31, 2008, Respectively
Additional Paid-In Capital	83,189	81,443
Retained Earnings	180,121	152,379
Treasury Stock, 1,165,015 Shares, at Cost at December 31, 2009 and 2008, Respectively	(20,172)	(20,172)
Accumulated Other Comprehensive Loss	(12,691)	(16,848)
	238,931	205,192

	$496,650	$434,111

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
(All Amounts in Thousands)
Accumulated
Additional	Other
Common	Paid-In	Retained	Treasury	Comprehensive
Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance at December 31, 2006	$ 6,793	$ 54,927	$101,992	$(8,704)	$ (1,272)	$153,736

Comprehensive Income:
Net Income	-	-	17,416	-	-	17,416

Other Comprehensive Income (Loss):
Recognition of Unrealized Holding Loss on Marketable
Securities, Net of Deferred Taxes of ($48)	-	-	-	-	(89)	(89)

Unrealized Holding Gain on Marketable Securities,
Net of Deferred Taxes of ($86)	-	-	-	-	(160)	(160)

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of ($325)	-	-	-	-	(2,177)	(2,177)

Change in Funding Status of Benefit Plans, Net of
Deferred Taxes of $12	1,726	1,726

Total Comprehensive Income	16,716

Preferred Stock Dividends	-	-	(2,400)	-	-	(2,400)

Options Exercised	400	5,250	-	-	-	5,650

Balance at December 31, 2007	7,193	60,177	117,008	(8,704)	(1,972)	173,702

Comprehensive Income:
Net Income	-	-	39,050	-	-	39,050

Other Comprehensive Income (Loss):
Unrealized Holding Gain on Marketable
Securities, Net of Deferred Taxes of ($465)	-	-	-	-	(848)	(848)

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of ($1,275)	-	-	-	-	(9,809)	(9,809)

Change in Funding Status of Benefit Plans, Net of Deferred Taxes of $970	(4,219)	(4,219)

Total Comprehensive Income	24,174

Compensation Expense- restricted stock	41	716	-	-	-	757

Repurchase of Common Stock	-	-	-	(11,468)	-	(11,468)

Preferred Stock Dividends	-	-	(88)	-	-	(88)

Common Stock Dividends ($0.50 per share)	-	-	(3,591)	-	-	(3,591)

Preferred Stock Conversion	1,156	20,550	-	-	-	21,706

Balance at December 31, 2008	8,390	81,443	152,379	(20,172)	(16,848)	205,192

Comprehensive Income:
Net Income	-	-	42,221	-	-	42,221

Other Comprehensive Income Gain(Loss):
Unrealized Foreign Currency Translation Loss	-	-	-	-	65	65

Unrealized Holding Gain(Loss) on Marketable Securities,
Net of Deferred Taxes of $131	-	-	-	-	222	222

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of $200	-	-	-	-	4,156	4,156

Change in Funding Status of Benefit Plans, Net of Deferred Taxes of $11	-	-	-	-	(286)	(286)

Total Comprehensive Income	46,378

Compensation Expense- Restricted Stock	94	1,746	-	-	-	1,840

Common Stock Dividends ($2.00 per share)	-	-	(14,479)	-	-	(14,479)

Balance at December 31, 2009	$ 8,484	$ 83,189	$ 180,121	$(20,172)	$ (12,691)	$238,931

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net Income	$42,221	$39,050	17,416
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	21,020	20,351	23,969
Amortization of Deferred Charges and Other Assets	9,878	8,566	9,779
Deferred Benefit for Income Taxes	(3,845)	(910)	(1,468)
Impairment Loss	2,899	-	-
Loss on Early Redemption of Preferred Stock	-	1,371	-
Non-Cash Stock Based Compensation	1,834	757	-
Equity in Net Income of Unconsolidated Entities	(6,959)	(20,946)	(6,616)
Distributions from Unconsolidated Entities	3,000	6,000	4,400
Loss/(Gain) on Sale of Assets	2,209	(4,607)	(11,280)
(Gain) Loss on Sale of Investments	(980)	148	(352)
Deferred Drydocking Charges	(15,960)	(4,171)	(9,810)
Changes in:
Accounts Receivable	1,649	(3,202)	1,322
Inventories and Other Current Assets	704	(72)	(856)
Other Assets	(913)	(386)	(187)
Accounts Payable and Accrued Liabilities	6,059	1,041	(4,868)
Other Long-Term Liabilities	(135)	(805)	(1,218)
Net Cash Provided by Operating Activities	62,681	42,185	20,231

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	7,763	7,497	5,129
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(80,303)	(4,024)	(56,072)
Proceeds from Sale of Assets	5,020	10,818	48,750
Purchase of Marketable Securities	(10,617)	(4,743)	(7,649)
Proceeds from Sale of Marketable Securities	3,529	6,361	8,721
Investment in Unconsolidated Entities	(6,250)	-	(1,004)
Distributions from Unconsolidated Entities	-	25,500	-
Decrease (Increase) in Note Receivables	1,082	25	(55)
Net Cash (Used in)/Provided by Investing Activities	(79,776)	41,434	(2,180)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	41,617	-	-
Repayment of Debt	(14,175)	(12,950)	(50,253)
Additions to Deferred Financing Charges	(235)	(484)	(590)
Preferred Stock Dividends Paid	-	(88)	(2,400)
Common Stock Dividends Paid	(14,479)	(3,591)	-
Common Stock Repurchase	-	(11,468)	-
Proceeds from Issuance of Common Stock	-	-	5,650
Redemption of Preferred Stock	-	(17,306)	-
Other Financing Activities	-	-	(628)
Net Cash Provided by/(Used in) by Financing Activities	12,728	(45,887)	(48,221)

Net Increase in Cash and Cash Equivalents	(4,367)	37,732	(30,170)
Cash and Cash Equivalents at Beginning of Period	51,835	14,103	44,273
Cash and Cash Equivalents at End of Period	$47,468	$51,835	$14,103

Noncash investing and financing activities:	$50,800	-	-
Note received as consideration in sale of vessels
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

Nature of Operations
Through our subsidiaries, we operate a diversified fleet of U.S. and international flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium- to long-term charters or contracts.  At December 31, 2009, our fleet consisted of 42 ocean-going vessels and related shoreside handling facilities.  Our strategy is to (i) identify customers with high credit quality and marine transportation needs requiring specialized vessels or operating techniques, (ii) seek medium- to long-term charters or contracts with those customers and, if necessary, modify, acquire, or construct vessels to meet the requirements of those charters or contracts, (iii) secure financing for the vessels predicated primarily on those charter or contract arrangements, and (iv) provide our customers with reliable, high quality service at a reasonable cost.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates are primarily used in accounting for the impairment and depreciation of fixed assets, self retention insurance, asbestos claims, pension and postretirement benefits, derivative instruments and hedging activities and income taxes.

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

Maritime Security Program
 The Maritime Security Act, which established the Maritime Security Program (“MSP”), was signed into law in October of 1996 and has been extended to 2015.  As of December 31, 2009, six of our Pure Car/Truck Carriers (“PCTCs”), and two of our Container vessels were qualified and received contracts for MSP participation.  Annual payments for each vessel in the MSP program were $2,600,000 in 2008 and $2,900,000 in 2009, and will be $2,900,000 in years 2010 to 2011, and $3,100,000 in years 2012 to 2015, which are subject to annual appropriations and not guaranteed.  We recognize MSP revenue on a monthly basis over the duration of the qualifying contracts.

Cash and Cash Equivalents
We consider highly liquid debt instruments, mutual funds, and money market funds with an original maturity of three months or less to be cash equivalents.  The carrying amount approximates fair value for these instruments.

Inventories
Inventories aboard our vessels, including fuel, are carried at the first-in, first-out method of accounting.  As of December 31, 2009 and 2008, inventory included approximately $3,100,000 and $2,842,000 for spare parts, respectively.

Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts for accounts receivable balances estimated to be non-collectible.  These provisions are maintained based on identified specific accounts, past experiences, and current trends, and require management’s estimates with respect to the amounts that are non-collectible.

Property
For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method to the estimated salvage value.  Estimated useful lives of Vessels, Leasehold Improvements, and Furniture and Equipment are as follows:

Years
7 Pure Car/Truck Carriers	20
1 Coal Carrier	15
3 Other Vessels *	25
Leasehold Improvements	10-20
Other Equipment	3-12
Furniture and Equipment	3-10

* Includes two Special Purpose vessels and one Container vessel.

At December 31, 2009, our fleet of 42 vessels also included (i) three Roll-On/Roll-Off (“RO/RO”) vessels, which we operate, (ii) a Molten Sulphur Carrier, three Multi-Purpose vessels, a Tanker, three Container vessels, which we charter in  one of our services, (iii) four PCTCs which we charter in for our Time Charter contracts, (iv) three Handy-size Double Hull Dry Bulk Carriers  (v) two Cape-Size Bulk Carriers, one Panamax-Size Bulk Carrier and two Handymax-size Bulk Carriers Newbuildings  in which we own a 50% interest and (vi) eight Mini Bulker Newbuildings in which we own 25% interest.

Costs of all major property additions and betterments are capitalized.  Ordinary maintenance and repair costs are expensed as incurred.  Interest and finance costs relating to vessels and other equipment under construction are capitalized to properly reflect the cost of assets acquired.  Capitalized interest totaled $943,000, $698,000, and $197,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  Capitalized interest was calculated based on our weighted-average interest rate on our outstanding debt.

       We monitor our fixed assets for impairment and perform an impairment analysis in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05 (Previously SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), when triggering events or circumstances indicate a fixed asset may be impaired.  Events may include a decrease in the market price of the long-lived asset (asset group) or a significant change in the way the asset is being used. Once it is determined that an event may cause an impairment, an analysis is done which shows the net book value of the asset  as compared to the estimated undiscounted future cash flows the asset will generate over the remaining useful life of the asset. It is possible that our asset impairment review would include a determination of the asset’s fair value based on a third-party evaluation or appraisal. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. In 2008, we did not record any losses with respect to recoverability of our long-lived assets.

We recorded a $2.9 million impairment loss in the second quarter 2009 on one of our Foreign Flag Container vessels. Further explanation on this impairment loss can be found in Note W on page F-38. During the fourth quarter 2009, we sold a container vessel previously used in our Time Charter Contracts segment and recognized a loss of $2.2 million.

Drydocking Costs
We defer certain costs related to the drydocking of our vessels.  Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years). Because drydocking charges can be material in any one period, we believe that the capitalization and amortization of these costs over the drydocking period provides a better matching with the future revenue generated by our vessel. We capitalize only those costs that are incurred to meet regulatory requirements. Normal repairs, whether incurred as part of the drydocking or not, are expensed as incurred (See Note J – Deferred Charges and Acquired Contract Costs on Page F-26).

Deferred Financing Charges and Acquired Contract Costs
We amortize our deferred financing charges and acquired contract costs over the terms of the related financing agreements and contracts using the effective interest method (See Note J – Deferred Charges and Acquired Contract Costs on Page F-26).

Self-Retention Insurance
We maintain provisions for estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs.  Our policy is to establish self-insurance provisions for each policy year based on our estimate of the eventual claims’ settlement cost.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates (See Note D – Self-Retention Insurance).

Asbestos Claims
We maintain provisions for estimated losses for asbestos claims based on estimates of eventual claims settlement costs.  Our policy is to establish provisions based on a range of estimated exposure.  We estimate this potential range of exposure using input from legal counsel and internal estimates based on the individual deductible levels for each policy year. We believe that insurance and the indemnification of a previous owner of one of our wholly-owned subsidiaries will partially mitigate our exposure.  The measurement of our exposure for asbestos liability requires management to make estimates and assumptions that affect the amount of the loss provisions recorded during the period.  Our estimates and assumptions are formed from variables such as the maximum deductible levels in a claim year, the amount of the indemnification recovery and the claimant's employment history with the company.  Actual results could differ materially from those estimates.

Income Taxes
Income taxes are accounted for in accordance with ASC Topic 740-10 (Previously  SFAS No. 109, “Accounting for Income Taxes”).  Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial statement income in another.

Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation.  However, pursuant to existing U.S. Tax Laws, earnings from certain of our foreign operations are subject to U.S. income taxes when those earnings are repatriated to the U.S.

The Jobs Creation Act, which first applied to us on January 1, 2005, changed the United States tax treatment of the foreign operations of our U.S. flag vessels and our international flag shipping operations.  We made an election under the Jobs Creation Act to have our qualifying U.S. flag operations taxed under the “tonnage tax” regime rather than under the usual U.S. corporate income tax regime (See Note F – Income Taxes).

Foreign Currency Transactions
Certain of our revenues and expenses are converted into or denominated in foreign currencies, primarily the Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso, Indian Rupee, Australian Dollar, and Japanese Yen.  All exchange adjustments are charged or credited to income in the year incurred. We recognized an exchange loss of $208,000 for the year ended December 31, 2009 and an exchange gain of $35,000 and $11,000 for the years ended December 31, 2008 and 2007, respectively.

Dividend Policy

The payment of dividends is at the discretion of our Board of Directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008.

Earnings Per Share
Basic earnings per share was computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under stock options and restricted stock grants using the treasury stock method.

Derivative Instruments and Hedging Activities
Under ASC Topic 815-10 (Previously SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”), in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through Stockholders’ Investment in Other Comprehensive Income (Loss).  We currently employ, or have employed in the recent past, interest rate swap agreements, foreign currency contracts, and commodity swap contracts (See Note N – Fair Value of Financial Instruments and Derivatives on Page F-31).

Stock-Based Compensation
On April 30, 2008, our Compensation Committee granted 175,000 shares of restricted stock to certain executive officers. The shares vest ratably over the respective vesting period, which is approximately four years for 160,000 shares and approximately three years for 15,000 shares.

On April 29, 2009, our Compensation Committee granted another 47,500 shares of restricted stock to certain executive officers. These shares will vest on May 6, 2010, contingent upon the executive officer remaining employed by us on such date. (See Note T – Stock-Based Compensation).

ASC Topic 505-50 (Previously SFAS No. 123(R)) permits public companies to adopt its requirements using either a modified prospective method or a modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the pro forma amounts previously disclosed in the footnotes.  Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.  We have adopted this statement using the modified prospective method. The compensation cost related to the Company’s restricted stock is determined based on the average stock price on the date of grant. We recognize compensation cost on a straight-line basis over the requisite service period.

Pension and Postretirement Benefits
Our pension and postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by ASC Topic 715-10-15 (Previously SFAS No. 87, “Employers’ Accounting for Pensions”) and ASC Topic 715-10-15 (Previously SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”).  These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors.  We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary and information as to historical experience and performance.  Differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense.

We account for our pension and postretirement benefit plans in accordance with ASC Topic 715-30-35 (Previously SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”).  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under ASC Topic 715-30-35, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other Comprehensive Income (Loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end.  This standard does not change the determination of net periodic benefit cost included in net income or the measurement issues associated with benefit plan accounting.  For the period ended December 31, 2009, the effect of the adjustment to our underfunded status was an increase in the liability of $275,000, and an Other Comprehensive Loss of $286,000, net of taxes of $11,000.

Index of Financial Statements
New Accounting Pronouncements

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

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current year financial statements, we will provide both the ASC topic and the previous accounting standard to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

 Subsequent Events (Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

           ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company.  ASC 855 became effective for interim or annual periods ending after June 15, 2009.

Fair Value of Financial Instruments (Included in Accounting Standards Codification (“ASC”) 825 “Interim Disclosures about Fair Value of Financial Instruments”)

FSP 107-1 (ASC 825), “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1), increases the frequency of fair value disclosures required by SFAS No. 107 (ASC 820), “Disclosures About Fair Value of Financial Instruments” (SFAS No. 107). This standard requires that companies provide qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value in each interim report. Previously, this was only an annual requirement. We adopted this standard as of June 30, 2009.

Fair Value Measurements and Disclosures (Included in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”)

This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for the company beginning October 1, 2009. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations.

NOTE B – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
(All Amounts in Thousands)	2009	2008
Pure Car/Truck Carriers	$97,031	$97,024
Special Purpose Vessels	109,934	107,671
Coal Carrier	92,771	92,646
Container Ships	14,798	19,911
Breakbulk Ship	-	5,632
Non-vessel related property, plant and equipment	33,094	31,151
Less: Accumulated depreciation	(185,292)	(166,931)
	162,336	187,104
Construction-in-progress (vessel and non-vessel)	49,496	15,845
	$211,832	$202,949

NOTE C – LONG-TERM DEBT

Long-term debt consisted of the following:

( in thousands)		Interest Rate			Total Principal Due
		December 31,	December 31,	Maturity	December 31,	December 31,
Description		2009	2008	Date	2009	2008
Secured:
Notes Payable – Variable Rate	*	1.2506%	4.4763%	2015	$ 20,667	$ 23,334
Notes Payable – Variable Rate	*	0.0000%	0.9300%	2012	13,440	13,580
Notes Payable – Variable Rate	**	1.5325%	5.0119%	2013	44,325	51,793
Notes Payable – Variable Rate	*	1.1306%	1.7475%	2010	47,125	51,419
Notes Payable – Variable Rate		4.7500%		2014	24,000	-
Notes Payable – Variable Rate	***	1.1778%		2020	8,434	-
Bridge Loan – Variable Rate	***	3.1697%		2010	8,433	-
Line of Credit		N/A	N/A	2011	-	-
					166,424	140,126
		Less Current Maturities			(68,789)	(13,285)
					$ 97,635	$ 126,841

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

** We have three interest rate swap agreements currently in place to fix the interest rate on portions of this variable note payable through 2010 at 4.68%, 3.96% and 3.46% respectively.  After applicable margin adjustments, the effective interest rates on the swapped portion of these notes payable are 5.68%, 4.96% and 4.46%, respectively.  Two of these swap agreements end in 2010 and we have entered into additional swap agreements to effectively fix the interest rate on the remaining period of the loan at 2.69% and 2.45%.

*** We have interest rate swap agreements in place to fix the interest rates on our variable rate notes payable expiring in 2020 and 2010 at 2.065%.  After applicable margin adjustments, the effective interest rates on these notes payable are fixed at 2.965%.  The swap agreements are for the same terms as the associated notes payable.

Our variable rate notes payable and our line of credit are secured by assets with an aggregate net book value of $190,762,000 as of December 31, 2009, and by a security interest in certain operating contracts and receivables.
The aggregate principal payments required as of December 31, 2009, for each of the next five years are $68,789,000 in 2010, $13,572,000 in 2011, $25,963,000 in 2012, $27,571,000 in 2013, $17,150,000 in 2014 and $13,379,000 thereafter.
In August 2009, we reduced our $35 million credit facility to $30 million.  As of December 31, 2009, we had $6.4 million of our $30 million revolving credit facility, which expires in April of 2011, pledged as collateral for a letter of credit.  The remaining $23.6 million of that credit facility was available as of December 31, 2009.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility.
We entered into a financing agreement with Regions Bank on August 27, 2009 for a five year facility to finance up to $40.0 million for the purchase of additional vessels. As of December 31, 2009, the Company has drawn $25.0 million under this facility towards the purchase of the vessels to fulfill the additional requirements under the Indonesian mining contract. The vessels purchased with the loan proceeds were subsequently sold to a third party in the third quarter of 2009, generating a deferred gain of approximately $10.6 million. In addition to a $1.1 million payment received from the buyer, a ten year note receivable was agreed to for the remaining balance. We hold a first mortgage covering the vessels until the note is fully satisfied. Due to our financing of the transaction, the gain realized on the sale was deferred. This deferral will be recognized over ten years, the length of the agreement with the buyer.
Most of our debt agreements, among other things, impose defined minimum working capital and net worth requirements, impose leverage requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.  As of December 31, 2009, we met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios.
Certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We have consistently remained in compliance with this provision of the loan agreements.

Index of Financial Statements
NOTE D – SELF-RETENTION INSURANCE

We are self-insured for Hull and Machinery claims in excess of $150,000/Hull and $250,000/Machinery for each incident.  Loss of Hire claims are self-insured in excess of 14 days/Hull, and 21 days/Machinery up to an aggregate stop loss amount of $1,000,000/Hull and an additional $1,000,000/Machinery per policy year.  Once the aggregate stop loss amount is exceeded, we have coverage up to limits provided. The estimate of our self-insurance exposure for the policy year beginning June 27, 2009 is approximately $1,820,000.
Protection and Indemnity claims, including cargo and personal injury claims, are not included in our self-retention insurance program.  We have third party insurance coverage for these claims with deductible levels ranging from $100,000 to $500,000 per incident depending on vessel type.  Our estimates of exposure for claims under these deductible levels is approximately $1,600,000 for the policy year beginning February 20, 2009.
The current and non-current liabilities for self-insurance exposure and for claims under the deductible levels were $641,000 and $1,751,000, respectively, as of December 31, 2009.  The current and non-current liabilities were $641,000 and $2,779,000, respectively, as of ended December 31, 2008.

NOTE E – EMPLOYEE BENEFIT PLANS

Pension and Postretirement Benefits
We maintain a defined benefit pension plan (the “Retirement Plan”) for employees hired prior to September 1, 2006, and all such employees of our domestic subsidiaries who are not covered by union sponsored plans may participate after one year of service. Employees hired on or after September 1, 2006 with at least one year of service as of June 30, 2008, were eligible to participate in the new Cash Balance Plan as of July 1, 2008.  Computation of benefits payable under the defined pension plan is based on years of service, up to thirty years, and the employee's highest sixty consecutive months of compensation, which is defined as the participant’s base salary plus overtime (excluding incentive pay), bonuses or other extra compensation, in whatever form.  Our funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation.  Plan assets consist primarily of investments in equity and fixed income mutual funds and money market holdings.  The target asset allocation range is 40% in fixed income investments and 60% in equity investments.  The asset allocation on December 31, 2009 was 38.01%, or $8,543,000, in fixed income investments and 61.99%, or $13,931,000, in equity investments.  The asset allocation on December 31, 2008 was 48.10%, or $8,659,000, in fixed income investments and 51.90%, or $9,343,000, in equity investments.  The plan’s prohibited investments include selling short, commodities and futures, letter stock, unregistered securities, options, margin transactions, derivatives, leveraged securities, and International Shipholding Corporation securities.  The plan’s diversification strategy includes limiting equity securities in any single industry to 25% of the equity portfolio market value, limiting the equity holdings in any single corporation to 10% of the market value of the equity portfolio, and diversifying the fixed income portfolio so that no one issuer comprises more than 10% of the aggregate fixed income portfolio, except for issues of the U.S. Treasury or other Federal Agencies.  The plan’s assumed future returns are based primarily on the asset allocation and on the historic returns for the plan’s asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes. The plan assets are included within Level 1 of the fair value hierarchy (See Note V – Fair Value Measurements).  As of December 31, 2009, the plan has assets of $22,473,000 and a projected pension obligation of $25,432,000. The liability for pension and postretirement benefits is included within Other Liabilities in the Consolidated Balance Sheet.

Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents.  The following table sets forth the plans’ changes in the benefit obligations and fair value of assets and a statement of the funded status:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$ 22,601	$ 23,063	$ 6,764	$ 7,267
Service Cost	468	597	16	18
Interest Cost	1,481	1,415	416	428
Plan Amendments	-	(34)	-	-
Actuarial (Gain) Loss	2,134	(1,244)	659	(392)
Benefits Paid and Expected Expenses	(1,252)	(1,196)	(1,051)	(614)
Medicare Part D Reimbursements	-	-	59	57
Benefit Obligation at End of Year	$ 25,432	$ 22,601	$ 6,863	$ 6,764

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$ 18,100	$ 23,299	$ -	$ -
Actual Return on Plan Assets	3,624	(5,211)	-	-
Employer Contribution	2,000	1,200	992	557
Benefits Paid and Actual Expenses	(1,251)	(1,188)	(1,051)	(614)
Medicare Part D reimbursements	-	-	59	57
Fair Value of Plan Assets at End of Year	$ 22,473	$ 18,100	$ -	$ -

Funded Status	$ (2,959)	$ (4,501)	$ (6,863)	$ (6,764)

Key Assumptions
Discount Rate	6.00%	6.75%	6.00%	6.75%
Rate of Compensation Increase	4.50%	4.50%	N/A	N/A

The accumulated benefit obligation for the pension plan was $23,081,000 and $20,472,000 at December 31, 2009 and 2008, respectively.

The following table shows amounts recognized in accumulated other comprehensive income(loss):

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
Prior Service Cost	$ 29	$ 32	$ 67	$ 79
Net Loss	(6,494)	(6,968)	(186)	488
Amounts in Accumulated Other Comprehensive Income (Loss)	$ (6,465)	$ (6,936)	$ (119)	$ 567

The following table provides the components of net periodic benefit cost for the plans:

(All Amounts in Thousands)	Pension Plan			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost
Service Cost	$ 468	$ 597	$ 616	$ 16	$ 18	$ 25
Interest Cost	1,481	1,415	1,347	416	428	439
Expected Return on Plan Assets	(1,426)	(1,792)	(1,719)	-	-	-
Amortization of Prior Service Cost	(3)	(2)	-	(11)	(12)	(14)
Amortization of Net Actuarial Loss	409	-	12	(16)	-	-
Net Periodic Benefit Cost	$ 929	$ 218	$ 256	$ 405	$ 434	$ 450
Special Termination Benefits	-	-	20	-	-	-
Curtailment Gain	-	-	-	-	-	(38)
Net Periodic Benefit Cost After Special Termination Benefits and Curtailment Gain	$ 929	$ 218	$ 276	$ 405	$ 434	$ 412

The assumptions used in the measurement of net pension cost are shown in the following table:

Key Assumptions
Discount Rate	6.75%	6.25%	5.75%	6.00%	6.75%	6.25%
Expected Return on Plan Assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of Compensation Increase	4.50%	5.00%	5.00%	N/A	N/A	N/A

For measurement purposes, the health care cost trend was assumed to be 7.3% and the dental care cost trend rate was assumed to be 4.2% in 2009. The health care cost trend will increase by 1.0% in 2010, decrease by 2.3% in 2011-2012 and will decrease steadily by .10% each year. The health cost and dental care cost trends above are the same for employees over 65.  A one percent change in the assumed health care cost trend rates would have the following effects:

(All Amounts in Thousands)	1% Increase	1% Decrease
Change in total service and interest cost components
for the year ended December 31, 2009	$ 31	$ (27)
Change in postretirement benefit obligation as of December 31, 2009	662	(563)

The following table provides the expected future benefit payments as of December 31, 2009:

(All Amounts in Thousands)
Fiscal Year Beginning	Pension Plan	Postretirement Benefits
2010	$ 1,315	$ 520
2011	1,422	525
2012	1,451	513
2013	1,521	515
2014	1,573	508
2015-2019	8,940	2,412

We continue to evaluate ways in which we can better manage these benefits and control the costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.
Crew members on our U.S. flag vessels belong to union-sponsored pension plans.  We contributed approximately $3,184,000, $2,588,000, and $2,499,000 to these plans for the years ended December 31, 2009, 2008, and 2007, respectively.  These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members.  Information from the plans’ administrators is not available to permit us to determine whether there may be unfunded vested benefits.
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

401(k) Savings Plan
We provide a 401(k) tax-deferred savings plan to all full-time employees. We match 50% of the employee’s first $2,000 contributed to the plan annually.  We contributed $105,000, $109,000 and $110,000 to the plan for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Incentive Plan
In April 2009, the stockholders of International Shipholding Corporation (the “Company”) approved the International Shipholding Corporation 2009 Stock Incentive Plan (the “Plan”).
The compensation committee of the board of directors of the Company will generally administer the Plan, and has the authority to grant awards under the Plan, including setting the terms of the awards. Incentives under the Plan may be granted in any one or a combination of the following forms: incentive stock options under Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards.
A total of 200,000 shares of the Company’s common stock are authorized to be issued under the Plan with 105,000 shares available to be issued, The Company has no other equity compensation plan with shares available for issuance. Officers, directors, and key employees of the Company and the Company’s consultants and advisors will be eligible to receive incentives under the Plan when designated by the compensation committee as Plan participants.
On January 28, 2010, our Compensation Committee granted 47,500 shares of restricted stock to certain executive officers under this plan.  These shares will vest February 1, 2011, contingent upon the Company achieving certain performance measures for fiscal year 2010 and the executive officer remaining employed by us on such date.
On April 29, 2009, our Compensation Committee granted 47,500 shares of restricted stock to certain executive officers under this plan. These shares will vest on May 6, 2010, contingent upon the executive officer remaining employed by us on such date.
On April 30, 2008, our Compensation Committee granted the remaining 175,000 shares of restricted stock from the 1998 stock incentive plan to certain executive officers. The shares vest ratably over the respective vesting periods, which range from three to four years. The fair value of the Company’s restricted stock, which is determined using the average stock price as of the date of the grant, is applied to the total shares that are expected to fully vest and is amortized to compensation expense on a straight-line basis over the vesting period (See Note T – Stock-Based Compensation).

Life Insurance
We have agreements with the two former Chairmen of the Company whereby their estates or designated beneficiaries will be paid approximately $822,000 and $626,000, respectively, upon death.  We reserved amounts to fund a portion of these death benefits, which amount to $822,000, and hold an insurance policy to cover the remaining liability.  The cash surrender value of the insurance policy was approximately $15,000 and $64,000 as of December 31, 2009 and 2008, respectively.

Index of Financial Statements
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
Our Federal income tax returns are filed on a consolidated basis and include the results of operations of our wholly-owned U.S. subsidiaries.  Pursuant to the Tax Reform Act of 1986, the recognition of earnings of foreign subsidiaries, which were $2,015,000 in 2009, $1,243,000 in 2008, and $1,817,000 in 2007, have been included in our federal tax provision calculations.  No foreign tax credits are expected to be utilized on the federal return as of December 31, 2009.

Components of the net deferred tax liability/(asset) are as follows:

	December 31,	December 31,
(All amounts in Thousands )	2009	2008

Liabilities:
Fixed Assets	$12,016	$19,063
Deferred Charges	2,492	3,316
Other Liabilities	286	1,862
Total Liabilities	14,794	24,241
Assets:
Derivatives	(1,331)	(2,970)
Post-Retirement Benefits	(719)	(77)
Alternative Minimum Tax Credit	(4,577)	(4,577)
Net Operating Loss Carryforward	(4,171)	(8,541)
Other Assets	(1,926)	(3,183)
Total Assets	(12,724)	(19,348)
Total Deferred Tax Liability, Net	$2,070	$4,893

The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate –expense (benefit):

                                            Year Ended December 31,
	2009	2008	2007
Statutory Rate	35.00%	35.00%	35.00%
State Income Taxes	(0.05)%	0.36%	2.26%
Effect of Tonnage Tax Rate Foreign Earnings-Indefinitely Reinvested Foreign Earnings	(46.30)% (1.18)% -	(42.76)% (6.84)% 4.23%	(50.00)% (26.39)% 12.90%
Change in Valuation Allowance	-	-	(10.92)%
Foreign Income Taxes	0.55%	-	-
E&P Limitations	0.65%	-	-
Permanent Differences and Other, Primarily Non-deductible Expenditures	0.18%	2.94%	1.36%
	(11.16)%	(7.07)%	(35.79)%

Foreign income taxes of $497,000, $525,000, and $492,000 are included in our consolidated statements of income in the Provision for Income Taxes for the years ended December 31, 2009, 2008, and 2007, respectively.  We pay foreign income taxes in Indonesia.
For U.S. federal income tax purposes, in 2009, we generated $3,191,000 in net operating loss carryforwards (“NOLs”), which will be added to the previous carryforward of $8,763,000.  The balance at December 31, 2009 of approximately $11,916,000, if not used, will expire in 2026 through 2029.  We also have approximately $4,577,000 of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations.
We had total income (loss) from continuing operations before (benefit) provision for income taxes and equity in net income of unconsolidated entities of $31,723,000, $12,399,000, and $3,812,000, for 2009, 2008, and 2007, respectively. Income (loss) from continuing U.S. operations was $33,727,000, $11,282,000, and $308,000.  Income (loss) from continuing foreign operations was ($2,004,000), $1,117,000, and $3,504,000 for 2009, 2008, and 2007, respectively.
We file income tax returns in the U.S. federal and various state and foreign jurisdictions.  The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction.  Our U.S. income tax returns for 2004 and subsequent years remain open to examination. It is our policy to recognize interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. If recognized, substantially all of our unrecognized tax benefits would impact our effective rate.
The following is a reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2009 and 2008:
Total unrecognized tax benefits as of: January 1,	2009	2008
Increases (decreases) in unrecognized tax benefits as a result of:	$ 1,855	$ 1,400
Tax positions taken during a prior year	(270)	-
Tax position during the current year	-	455
Settlements with tax authorities	-	-
Lapse of applicable statute of limitations	(185)	-
Total unrecognized tax benefits as of: December 31,	$ 1,400	$ 1,855

NOTE G – TRANSACTIONS WITH RELATED PARTIES

We own a 50% interest in RTI Logistics L.L.C. (“RTI”) (See Note L-Unconsolidated Entities).  At December 31, 2009, we had two long-term receivables of $1,920,000 and $310,000, respectively, due from RTI.  The long-term portion of both of these receivables is included in Due from Related Parties.  Interest income on the $1,920,000 receivable is earned at the rate of 5% per year for seven years.  A total of $20,000 was repaid in 2009 on this receivable.  Interest income on the $310,000 receivable is earned at the rate of 6% per year, and the receivable along with interest income is payable on demand.
We own a 49% interest in Terminales Transgolfo  (“TTG”) (See Note L- Unconsolidated Entities).  At December 31, 2009, we had a long-term receivable of $3,295,000 due from TTG.  The long-term portion of this receivable is included in Due from Related Parties.  Interest income on this receivable is earned at the rate of 7.65% per year for seven years.
       A son of one of our Directors serves as our Secretary and is a partner in, and member of the Board of Directors of, the law firm of Jones, Walker, Waechter, Poitevent, Carrere and Denegre, which has represented us since our inception.  Another son of one of our former Directors serves as our Assistant Secretary and is a partner in the same law firm.  Fees paid to the firm for legal services rendered to us were approximately $1,106,000, $1,099,000, and $735,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  There were no amounts due to the legal firm at December 31, 2009 and 2008, respectively, and $20,000 due at December 31, 2007, which was included in Accounts Payable and Accrued Liabilities.

NOTE H - COMMITMENTS AND CONTINGENCIES

Commitments
As of December 31, 2009, 20 vessels that we own or operate were committed under various contracts extending beyond 2009 and expiring at various dates through 2019.  Certain of these agreements also contain options to extend the contracts beyond their minimum terms.
Approximately $6,361,000 of our $30,000,000 line of credit is maintained to cover a standby letter of credit required by one of our lease agreements.
In 2007, our wholly-owned subsidiary, East Gulf Shipholding, Inc. (“EGS”), entered into a SHIPSALES contract to purchase one 6400 CEU newbuilding PCTC. Upon signing of the agreement, East Gulf Shipholding paid an initial 20% installment of approximately $13.7 million. During the year ended December 31, 2009, two installments of 10% each were paid upon keel-laying of the Vessel and launching of the Vessel. These amounts were $8.0 million and $8.6 million, respectively. The final payment of 60% is due upon delivery of the vessel, scheduled for March, 2010. All installment amounts were recorded as Vessel, Property & Other Equipment on the balance sheet and will not begin depreciating until the vessel is placed in service in April 2010.
In November 2009, we entered into an agreement to purchase three 36,000 Deadweight Ton Handysize double hull dry bulk carrier newbuildings. The three new vessels will be constructed at Hyundai Mipo Dockyard Co., Ltd. and are expected to be delivered in April 2011.
The total delivered cost for the three newbuildings is expected to be approximately $90 million. Upon signing the agreement for the three vessels, we paid a 20% initial installment of $17 million using available cash. Future installments will be paid over the construction period.  The Company plans to fund the remaining installments through a combination of borrowings under its revolving credit facility, available cash and long-term financing.

Contingencies
In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters.  While we believe that we have meritorious defenses against these claims, our management has used estimates in determining our potential exposure.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  As is true of all estimates based on historical experience, these estimates are subject to some volatility.  However, because our total exposure is limited by our aggregate stop loss levels (see Note D for further discussion of our self-retention insurance program), we believe that our exposure is within our estimated levels.  Where appropriate, we have recorded provisions, included in Other Long-Term Liabilities: Other, to cover our potential exposure and recorded anticipated recoveries from insurance companies, included in Other Assets.  Although it is difficult to predict the costs of ultimately resolving such issues, we have determined that our current insurance coverage is sufficient to limit any additional exposure to an amount that would not be material to our financial position.  Therefore, we do not expect such changes in these estimates to have a material effect on our financial position or results of operations, although we cannot provide assurances to this effect.
We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries will partially mitigate our exposure.  Our current overall exposure to the numerous lawsuits in question, after considering insurance coverage for these claims, has been estimated by our lawyers and internal staff to be approximately $279,000.  We believe those estimates are reasonable and have established reserves accordingly.  Our reserves for these lawsuits as of December 31, 2009 and 2008 were approximately $279,000 and $276,000, respectively.  There is a reasonable possibility that there will be additional claims associated with occupational diseases asserted against us. However, we do not believe that it is reasonably possible that our exposure from those claims will be material because (1) the lawsuits filed since 1989 claiming damages related to occupational diseases in which we have been named as a defendant have primarily involved seamen that served on-board our vessels and the number of such persons still eligible to file a lawsuit against us is diminishing and (2) we believe such potential additional claims, if pursued, would be covered under an indemnification agreement with a previous owner of one of our subsidiaries and/or under one or more of our existing insurance policies with deductibles ranging from $2,500 to $25,000 per claim.

Index of Financial Statements
NOTE I - LEASES

Direct Financing Leases
In 2007, we entered into a direct financing lease of a U.S. flag PCTC expiring in 2010; in 2005, we entered into a direct financing lease of a U.S. flag PCTC expiring in 2015; and, in 1999, we entered into a direct financing lease of a international flag PCTC expiring in 2019.  The schedule of future minimum rentals to be received by us under these direct financing leases in effect at December 31, 2009, is as follows:

(All Amounts in Thousands)	Receivables Under Financing Leases
Year Ended December 31,
2010	$14,851
2011	13,097
2012	13,117
2013	13,096
2014	12,707
Thereafter Total Minimum Lease Payments Receivable	34,252
101,120
Estimated Residual Value of Leased Property	53,944
Less Unearned Income	(47,369)
Total Net Investment in Direct Financing Leases	107,695
Current Portion	(52,649)
Long-Term Net Investment in Direct Financing Leases at December 31, 2009	$55,046

The current portion of direct financing leases includes $47.6 million related to the maturity of the three year lease with an original expiration date in September 2010.  On February 5, 2010, the charterer notified us of their intention to not exercise their option to purchase the vessel.  Subsequently, the charterer did not exercise their purchase option, and we also negotiated a mutually acceptable early redelivery of the vessel effective February 14, 2010.  We are currently reviewing several alternatives for the employment of the vessel.

Operating Leases
As of December 31, 2009, the Company is obligated under certain operating leases for vessels and for office space. The Company is currently committed to leases for three vessels with terms expiring on July 2013, July 2016, and August 2017. The vessels under these leases are operated under fixed charter agreements covering the terms of the respective leases.
Our operating lease agreements have fair value renewal options and fair value purchase options.  Most of the agreements impose defined minimum working capital and net worth requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.
The Mobile corporate office lease, which commenced on April 1, 2007, has a twenty year term with periodic graduating payments that are accounted for on a straight line basis. We incurred $730,000 in leasehold improvements and were provided with incentives in the amount of $1.4 million, both of which are being amortized over the life of the lease with the incentives amortized as a credit to rent expense. In October 2008, the Company renewed its lease agreement on its New York office space under a ten year term with the first nine months as free rent and includes periodic graduating payments. The rent expense is amortized on a straight-line basis. In addition, we incurred $503,000 in leasehold improvements which will be amortized over the life of the lease. The Company also leases a Shanghai office, with the current term expiring in 2011, and a Singapore office, with the current term expiring in September 2014 with an option to renew for three years. As of December 31, 2009, we have incurred approximately $200,000 in leasehold improvements on the Singapore office which will be amortized over the life of the lease.
In addition to those operating leases with terms expiring after December 31, 2009, we also operated certain vessels under short-term timecharters during 2009.
Rent expense related to all of our operating leases totaled approximately $35,745,000, $33,837,000 and $31,886,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2009:

	Payments Under Operating Leases
(All Amounts in Thousands)	U.S. Flag Vessels	International Flag Vessel	Other Leases	Total
Year Ended December 31,
2010	$8,203	$6,340	$1,262	$15,805
2011	8,203	6,340	1,235	15,778
2012	8,203	6,340	1,203	15,746
2013	6,170	6,340	1,227	13,737
2014	3,729	6,340	1,195	11,264
Thereafter	9,632	9,510	10,306	29,448

Total Future Minimum Payments	$44,140	$41,210	$16,428	$101,778

NOTE J - DEFERRED CHARGES AND ACQUIRED CONTRACT COSTS

Deferred charges and acquired contract costs are comprised of the following:
	December 31,	December 31,
(All Amounts in Thousands)	2009	2008
Drydocking Costs	$14,342	$10,855
Financing Charges and Other	1,572	1,784
Acquired Contract Costs	364	1,819
	$16,278	$14,458

The Acquired Contract Costs represent the portion of the purchase price paid for our wholly-owned subsidiary, Waterman Steamship Corporation, applicable to that company’s three U.S. flag RO/RO vessels under maritime prepositioning ship contract agreements, which expire at the end of the second quarter of 2010.  The amortization expense for each of the years ended December 31, 2009, 2008 and 2007 was $1,455,000, respectively.  The amortization expense will be $364,000 for 2010, and the Acquired Contract Costs will be fully amortized.

NOTE K - SIGNIFICANT OPERATIONS

Major Customers
We have several medium to long-term contracts related to the operations of various vessels (See Note H – Commitments and Contingencies), from which revenues represent a significant amount of our total revenue.  Revenues from the contracts with the MSC were $32,012,000, $29,988,000 and $32,387,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  In July 2009, we received notification from the Military Sealift Command (“MSC”) that we were being excluded from further consideration for extending the current operating agreements on the three U.S. flag roll on-roll off vessels.  In October 2009, subsequent to filing an agency protest for reinstatement, we were notified of our reinstatement for consideration by MSC. The current agreements are set to expire by the end of July 2010..
      We have six U.S. flag PCTCs, also under the MSP, five of which carry automobiles from Japan to the United States for a Japanese charterer, and one which carries for Far East charterers.  Revenues, including MSP revenue, were $51,590,000, $50,208,000 and $43,945,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
      We have four international flag PCTCs under various contracts that transport automobiles from South Korea to the United States and Europe.  Revenues under these contracts were $25,883,000, $26,065,000 and $23,645,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
      We operate six U.S. flag PCTCs that carry supplemental cargo for the military. Revenues under these contracts were $171,493,000, $58,414,000, and $29,399,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
All of the aforementioned revenues are included in our Time Charter segment.
      We have two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf Coast and Mexico.  Revenues from this service were $27,405,000, $39,410,000 and $21,235,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Revenues from these two Special Purpose vessels are included in our Rail-Ferry segment. This segment has been adversely impacted by the economic recession, including the fact that one of its major northbound customers stopped shipments in December 2009.

Concentrations
A significant portion of our traffic receivables is due from contracts with the MSC and transportation of government sponsored cargo.  There are no concentrations of receivables from customers or geographic regions that exceeded 10% of stockholders’ investment at December 31, 2009, 2008 or 2007.
With only minor exceptions related to personnel aboard certain international flag vessels, all of our shipboard personnel are covered by collective bargaining agreements under multiple unions.  The percentage of the Company’s total work force that is covered by these agreements is approximately 75.5%.  One of these contracts representing 5% of our workforce expires on December 31, 2010.

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

	Year Ended December 31,
(All Amounts in Thousands)	2009	2008	2007
United States	$265,416	$154,068	$122,641
Asian Countries	86,000	87,329	74,091
Rail-Ferry Service Operating Between U.S. Gulf Coast and Mexico	27,405	39,410	21,235
Other Countries	1,130	1,094	146
Total Revenues	$379,951	$281,901	$218,113

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
Time Charter Contracts: Time charters are contracts by which our charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel.  Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Our Time Charter Contracts include contracts with Far Eastern shipping companies for ten PCTCs, with an electric utility for a conveyor-equipped, self-unloading Coal Carrier, and with a mining company providing ocean transportation services at its mine in Papua, Indonesia.  Also included in this segment are contracts under which the MSC charters three RO/ROs that are under an operating contract, and contracts with another shipping company for three container vessels.
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

	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2009
Revenues from External Customers	$330,092	$17,928	$27,688	$4,243	$379,951
Intersegment Revenues (Eliminated)	-	-	-	12,975	12,975
Intersegment Expenses (Eliminated)	-	-	-	(12,975)	(12,975)
Voyage Expenses	252,414	15,678	24,046	3,540	295,678
Depreciation	14,775	-	5,468	11	20,254
Impairment Loss	(2,899)	-	-	-	(2,899)
Gross Voyage (Loss) Profit	60,004	2,250	(1,826)	692	61,120
Interest Expense	4,133	-	1,426	551	6,110
(Loss) on Sale of Other Assets	-	-	-	(2,209)	(2,209)
Segment Profit (Loss)	55,871	2,250	(3,252)	(2,068)	52,801
Segment Assets	191,070	2,546	63,600	25,940	283,156
Expenditures for Segment Assets	49,729	2	4,685	1,544	55,960
2008
Revenues from External Customers	$218,805	$19,195	$39,410	$4,491	$281,901
Intersegment Revenues (Eliminated)	-	-	-	19,626	19,626
Intersegment Expenses (Eliminated)	-	-	-	(19,626)	(19,626)
Voyage Expenses	168,479	17,553	32,136	2,072	220,240
Depreciation	14,591	-	5,365	12	19,968
Gross Voyage Profit (Loss)	35,735	1,642	1,909	2,407	41,693
Interest Expense	4,803	-	1,502	581	6,886
Segment Profit (Loss)	30,932	1,642	407	1,826	34,807
Segment Assets	227,821	3,934	67,470	27,155	326,380
Expenditures for Segment Assets	4,438	169	1,694	1,894	8,195
2007
Revenues from External Customers	$178,336	$16,652	$21,235	$1,890	$218,113
Intersegment Revenues (Eliminated)	-	-	-	14,245	14,245
Intersegment Expenses (Eliminated)	-	-	-	(14,245)	(14,245)
Voyage Expenses	137,828	10,940	18,406	841	168,015
Depreciation	15,310	1,612	4,395	5	21,322
Gross Voyage Profit (Loss)	25,198	4,100	(1,566)	1,044	28,776
Interest Expense	7,122	625	2,172	(157)	9,762
Gain on Sale of Other Asset	-	-	-	12	12
Segment Profit (Loss)	18,076	3,475	(3,738)	1,213	19,026
Segment Assets	242,202	4,946	102,988	1,326	351,462
Expenditures for Segment Assets	32,620	3,932	12,630	16,700	65,882

In 2007, we elected to discontinue our U.S. flag LASH service and our International LASH service.  Those services were reported in the Liner Services segment in previous periods.  Financial information for all periods presented have been restated to remove the effects of those operations from the Liner Services segment to reflect the reclassification from continuing to discontinued operations.
Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Year Ended December 31,
Profit or Loss:	2009	2008	2007
Total Profit for Reportable Segments	$52,801	$34,807	$19,026
Unallocated Amounts:
Administrative and General Expenses	(22,641)	(21,414)	(18,158)
Gain (Loss) on Sale of Investment	980	(148)	352
Investment (Loss) Income	(72)	525	2,592
Other Income from Vessel Financing	655	-	-
(Loss) on Redemption of Preferred Stock	-	(1,371)	-
Income from Continuing Operations Before (Benefit)
Provision for Income Taxes and Equity in Net
Income of Unconsolidated Entities	$31,723	$12,399	$3,812

	December 31,	December 31,
Assets:	2009	2008
Total Assets for Reportable Segments	$283,156	$326,380
Unallocated Amounts:
Current Assets	141,749	90,305
Investment in Unconsolidated Entities	15,971	5,803
Due from Related Parties	5,043	6,195
Other Assets	6,341	5,428
Note Receivable	44,390	-
Total Assets	$496,650	$434,111

Index of Financial Statements

NOTE L - UNCONSOLIDATED ENTITIES

Bulk Carriers
In 2003, we acquired a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk”) for $3,479,000, which owns 100% of subsidiary companies currently owning one Panamax-size Bulk Carriers, two Capesize Bulk Carriers and two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  For the years ended December 31, 2009, 2008 and 2007, our portions of earnings net of taxes were $6,845,000, $21,239,000 and $6,659,000, respectively.  We received dividends of $3,000,000, $31,500,000 and $4,400,000 in 2009, 2008 and 2007, respectively. The 2008 amount included a cash distribution for our share of the proceeds from Dry Bulk’s subsidiary company’s sale of a Panamax Bulk Carrier in the amount of $25.5 million in July 2008.
On August 12, 2009, Dry Bulk signed a Memorandum of Agreement to sell its one remaining Panamax Bulk carrier.  The sale will consummate upon the delivery of the vessel, which is expected to be near the end of the first quarter 2010.

The unaudited condensed financial position and results of operations of Dry Bulk are summarized below:
	December 31,	December 31,
(Amounts in Thousands)	2009	2008
Current Assets	$8,385	$5,700
Noncurrent Assets	91,692	95,049
Current Liabilities	1,706	1,709
Noncurrent Liabilities	87,278	95,712

	Year Ended December 31,
(Amounts in Thousands)	2009	2008	2007
Operating Revenues	$27,417	$25,682	$30,778
Operating Income	17,089	14,249	18,959
Net Income	13,760	42,129	12,699

In December 2009, we acquired a 25% investment in Oslo Bulk Shipping (“Oslo”) for $6,250,000, which, in 2008, contracted to build eight new Mini bulkers. The 8,000 dwt vessels are being constructed and are scheduled for deliveries commencing in the third quarter of 2010. This investment is accounted for under the equity method and our share of earnings or losses, which is not material for 2009,  will be reported in our consolidated statements of income net of taxes.

Terminal Management Company
In 2000, we acquired a 50% interest in Terminales Transgolfo (“TTG”) for $228,000, which operates a terminal in Coatzacoalcos, Mexico, utilized by our Rail-Ferry Service.  During 2005, the other unaffiliated 50% owner of TTG acquired 1% of our 50% interest in TTG.   As of December 31, 2009, we have a 49% interest in TTG.  In 2006, TTG began making improvements to the terminal in Mexico to accommodate the second decks that were added to the two vessels operating in our Rail-Ferry Service during the first half of 2007.  We funded  49% of the cost of the terminal improvements, of which 30% is a capital contribution and is reported as an investment in unconsolidated entities.  The remaining 70% is a loan to TTG (see Note G-Transactions with Related Parties on Page F-24).  No capital contributions were made during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, we made capital contributions of $120,000 and $1,004,000, respectively, associated with funding improvements to the terminal.  The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  No distributions were made by TTG during 2009, 2008 and 2007.  As of December 31, 2009, 2008 and 2007, TTG owed us $3,295,000, $4,459,000 and $4,181,000, respectively. (See Note G- Transactions with Related Parties).

Transloading and Storage Facility Company
In 2005, we acquired a 50% interest in RTI Logistics L.L.C. (“RTI”), which owns a transloading and storage facility that was used in our Rail-Ferry Service, for $1,587,000.  We purchased our shares from a former owner at a premium, which resulted in a difference of approximately $973,000 between our investment in RTI and the underlying equity in net assets of the subsidiary.  Additional investments of approximately $386,000 were made in 2006. The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  The Company’s interest in the earnings from the date of this investment through December 31, 2009, was immaterial.  No distributions were made by RTI during 2009, 2008 and 2007.  We have also loaned funds to RTI, and as of December 31, 2009, 2008 and 2007, RTI owed us $2,230,000, $2,250,000 and $2,275,000, respectively (See Note G- Transactions with Related Parties).

NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(All Amounts in Thousands)	2009	2008	2007

Cash Payments:
Interest Paid	$5,570	$7,589	$9,874
Taxes Paid	530	597	528

NOTE N -FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND MARKETABLE SECURITIES

The Company uses derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments must be recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers, without exception.  The remedy for default is settlement in entirety or payment of the fair market value of the contracts, which is $7.0 million in the aggregate for all of our contracts less a posted collateral of $1.45 million for the year ended December 31, 2009.  The unrealized loss related to the Company’s derivative instruments included in accumulated other comprehensive income (loss) was $6.8 million and $11.0 million as of December 31, 2009 and 2008, respectively.
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
Current Maturities of Long-Term Debt:  The fair value of our debt is estimated based on the current rates offered to us on outstanding obligations.
Long-Term Debt: The fair value of our debt is estimated based on the current rates offered to us on outstanding obligations.

The notional and fair value amounts of our derivative instruments as of December 31, 2009 were as follows:

(Amounts in thousands)		Asset Derivatives 2009		Liability Derivatives 2009
	Current Notional	Balance Sheet	Fair	Balance Sheet	Fair Value
As of December 31, 2009	Amount	Location	Value	Location
Interest Rate Swaps*	$ 76,715	-	-	Accrued Liabilities	$1,063
Interest Rate Swaps*	$142,126	-	-	Other Liabilities	$6,662
Foreign Exchange Contracts**	$2,700	Other Current Assets	$682	-	-
Total Derivatives designated as hedging instruments	$221,541	-	$682	-	$7,725

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

The effect of derivative instruments designated as cash flow hedges on our consolidated statement of income for the year ended December 31, 2009 is as follows:
(Amounts in thousands) Year Ended December 31, 2009,	Gain(Loss) Recognized in Other Comprehensive Income	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of Gain(Loss) Reclassified from AOCI to Income
Interest Rate Swaps	$2,875	Interest Expense	($3,343)
Foreign Exchange Contracts	$1,281	Voyage Expenses	$52
Total	$4,156	-	($3,291)

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Interest Rate Swap Agreements
We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The Company’s interest rate swaps are accounted for as effective cash flow hedges.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss). As of December 31, 2009, the Company has the following swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
9/18/07	9/10/10	¥4,386,363,638	1.15%	Fixed
9/28/07	9/30/10	$14,775,000	4.68%	Fixed
12/31/07	9/30/10	$14,775,000	3.96%	Fixed
11/30/05	11/30/12	$13,440,000	5.17%	Fixed
3/31/08	9/30/13	$14,775,000	3.46%	Fixed
9/30/10	9/30/13	$12,908,000	2.69%	Fixed
9/30/10	9/30/13	$12,908,000	2.45%	Fixed
9/26/05	9/28/15	$10,333,333	4.41%	Fixed
9/26/05	9/28/15	$10,333,333	4.41%	Fixed
3/15/09	9/15/20	¥ 6,280,000,000	2.065%	Fixed

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
During 2009, we entered into three forward purchase contracts. Two contracts were for Mexican Pesos, the first of these was for $450,000 U.S. Dollar equivalents beginning in January 2010 that expires in March 2010, the second contract was for $450,000 U.S. Dollar equivalents beginning in April 2010 that expires in September 2010. The other contract was for Indonesian Rupiah for $1,800,000 U.S. Dollar equivalents beginning in January 2010 that expires in December 2010. There were no forward sales contracts as of December 31, 2009 or 2008. The following table summarizes these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Transaction Amount in Dollars	Effective Date	Expiration Date
January 2009	Peso	450	January 2010	March 2010
February 2009	Rupiah	1,800	January 2010	December 2010
September 2009	Peso	450	April 2010	September 2010

Long-Term Debt
The fair value of our debt approximated the carrying amount as of December 31, 2009 and 2008, and  is estimated based on the current rates offered to us on outstanding obligations.

Amounts Due from Related Parties
The carrying amount of these notes receivable approximated fair market value as of December 31, 2009 and 2008.  Fair market value takes into consideration the current rates at which similar notes would be made.

Marketable Securities
We have categorized all marketable securities as available-for-sale securities. Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  We determined that our unrealized losses in the stocks of several financial institutions were other-than-temporarily impaired due to the duration and severity of the losses.  Therefore, we recognized impairment losses of $369,000 during 2008.  For the year ended December 31, 2009, we recognized impairment charges of $757,000 related to certain equity investments which were determined to have other-than-temporary impairments.  These impairment charges represented the difference between each investment’s cost and fair value on the respective balance sheet dates. The fair value was determined using market prices that represented Level 1 inputs in the fair value hierarchy described in Note V.  Our entire portfolio of stocks was sold in the fourth quarter of 2009, generating a gain of approximately $980,000.

The following tables include cost and valuation information on our investment securities:
(All Amounts in Thousands)	December 31, 2009
Security Type	Cost Basis	Net Carrying Amount	Estimated Fair Value
Corporate Bonds*	$ 10,449	$ 10,333	$ 10,333
	$ 10,449	$ 10,333	$ 10,333

* Various maturity dates from February 2010 – August 2013.

December 31, 2008
Security Type	Cost Basis	Fair Value	Unrealized Gain (Loss) Net of Taxes
Equity Securities	$ 3,570	$ 2,707	$ (597)
	$ 3,570	$ 2,707	$ (597)

Index of Financial Statements

NOTE O - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities:
	December 31,	December 31,
(All Amounts in Thousands)	2009	2008
Accrued Voyage Expenses	$16,750	$11,294
Trade Accounts Payable	7,151	6,985
Lease Incentive Obligation	3,955	2,955
Short Term Derivatives Liability	1,063	1,290
Self-Insurance Liability	1,754	1,754
Accrued Salaries and Benefits	161	1,904
Accrued Insurance Premiums	-	(48)
Accrued Customs Liability	-	296
Accrued Interest Expense	205	84
	$31,039	$26,514

NOTE P – DISCONTINUED OPERATIONS

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
There were no revenues associated with these operations for the year ended December 31, 2009. Revenues associated with these operations for the years ended December 31, 2008 and 2007 were $220,000 and $42,005,000, respectively.

NOTE Q - QUARTERLY FINANCIAL INFORMATION - (Unaudited)

	(All Amounts in Thousands Except Share Data)	Quarter Ended

		March 31	June 30	Sept. 30	Dec. 31
2009	Revenues	$98,078	$99,815	$92,261	$89,795
	Expenses	83,250	82,087	76,769	73,826
	Impairment Loss	-	2,899	-	-
	Gross Voyage Profit	14,828	14,829	15,492	15,969
	Income from Continuing Operations	9,475	10,659	11,309	10,777
	Net Income Available to Common Stockholders	9,475	10,659	11,309	10,777
	Basic and Diluted Earnings per Common Share:
	Net Income Available to Common Stockholders-Basic
	Continuing Operations	1.31	1.47	1.56	1.49
	Net Income Available to Common Stockholders-Diluted
	Continuing Operations	1.31	1.46	1.55	1.47

2008	Revenues	$63,705	$61,149	$84,349	$72,698
	Expenses	57,189	53,961	67,849	61,209
	Gross Voyage Profit (Loss)	6,516	7,188	16,500	11,489
	Income from Continuing Operations	217	18,025	11,191	4,789
	Net Income (Loss) from Discontinued Liner Service	4,597	(9)	119	120
	Net Income Available to Common Stockholders	4,726	18,016	11,310	4,909
	Basic and Diluted Earnings per Common Share:
	Net Income Available to Common Stockholders-Basic
	Continuing Operations	0.02	2.38	1.55	0.67
	Discontinued Operations	0.63	0.00	0.02	0.02
	Net Income Available to Common Stockholders-Diluted
	Continuing Operations	0.02	2.37	1.54	0.66
	Discontinued Operations	0.58	0.00	0.02	0.02

NOTE R – EARNINGS PER SHARE
The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):
	Year Ended December 31,
	2009	2008	2007
Numerator
Net Income Available to Common Stockholders – Basic
Continuing *	$42,221	$34,134	$9,392
Discontinued	-	4,827	5,624
	$42,221	$38,961	$15,016

Net Income - Diluted
Continuing	$42,221	$34,222	$11,792
Discontinued	-	4,827	5,624
	$42,221	$39,049	$17,416
Denominator
Weighted Avg Shares of Common Stock Outstanding:
Basic	7,224,748	7,314,216	6,360,208
Plus:
Effect of dilutive restrictive stock	57,371	22,339	-
Effect of dilutive stock options	-	-	9,265
Effect of dilutive convertible shares from preferred stock	-	165,000	2,000,000
Diluted	7,282,119	7,501,555	8,369,473

Basic and Diluted Earnings Per Common Share
Net Income Available to Common
Stockholders - Basic
Continuing Operations	$5.84	$4.67	$1.48
Discontinued Operations	-	0.66	0.88
	$5.84	$5.33	$2.36

Net Income Available to Common
Stockholders - Diluted
Continuing Operations	$5.80	$4.56	$1.41
Discontinued Operations	-	0.64	0.67
	$5.80	$5.20	$2.08
* Income from Continuing Operations less Preferred Stock Dividends

NOTE S- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income is comprised of the following, net of tax:

	December 31,
	2009	2008
Unrealized translation loss	$ (309)	$ (221)
Unrealized loss on marketable securities	-	(374)
Fair value of derivatives	(6,842)	(10,999)
Funding status of benefit plans	(5,540)	(5,254)
	$ (12,691)	$ (16,848)

Index of Financial Statements

NOTE T – STOCK BASED COMPENSATION

A summary of the activity for restricted stock awards during the years ended December 31, 2009 and 2008 is as follows:
	2009		2008
	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Non-vested	175,000	$19.01	-	-
Shares Granted	47,500	$ 20.87	175,000	19.01
Shares Vested –	(45,000)	$19.01	-	-
Shares Forfeited	-	-	-	-
Non-vested – December 31, 2009	177,500	$19.51	175,000	19.01

The following table summarizes the amortization of unrecognized compensation cost, which we will include in administrative and general expenses, relating to all of the Company’s restricted stock grants as of December 31, 2009:

Grant Date	2010	2011	2012	Total

April 30, 2008	$ 952,000	$ 414,000	$ 34,000	$ 1,400,000
April 29, 2009	$ 330,000	$ -	$ -	$ 330,000

For the year ended December 31, 2009, the Company’s income before taxes and net income included $1,834,000 and $1,192,100, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.17 and $0.16 per share, respectively. For the year ended December 31, 2008, the Company’s income before taxes and net income included $757,000 and $492,000, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.07 per share.  There was no stock compensation expense during 2007.

NOTE U – STOCK REPURCHASE PROGRAM

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors. Purchases may be made pursuant to a program we have adopted under Rule 10b5-1 of the Securities Exchange Act.  The company did not repurchase any shares in 2009. Through the year ended December 31, 2008, we repurchased 491,572 shares of our common stock for $11.5 million.  Unless and until the Board otherwise provides, this program will remain open, or until we reach the 1,000,000 share limit.

NOTE V - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted the provisions of Accounting Standards Codification (“ASC”) Topic 820 (previously SFAS No. 157).  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

    ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, and (iii) able and willing to complete a transaction.

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$ 10,333	$ -	$ -	$ 10,333
Derivative assets	-	682	-	682
Derivative liabilities	-	(7,725)	-	(7,725)

NOTE W - IMPAIRMENT LOSS
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
    The amount of the impairment charge was determined by writing down the remaining net book value of the vessel and the remaining unamortized deferred drydocking charges to the estimated fair market value of the vessel.  The estimated fair value of the vessel was determined using available market data, which represented Level 2 inputs in the fair value hierarchy described in Note V.  In the third quarter 2009, we sold the vessel and recorded an additional loss of $129,000.

NOTE X - CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the consolidated financial statements of International Shipholding Corporation as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 15, 2010 (included elsewhere in this Form 10-K).  Our audits also included the financial statement Schedule II of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                                        /s/  Ernst & Young  LLP

New Orleans, Louisiana
March 15, 2010

Index of Supplemental Financial Statement Schedules

INTERNATIONAL SHIPHOLDING CORPORATION
Schedule II - Valuation and Qualifying Accounts and Reserves
(Amounts in Thousands)

				Deductions
	Balance at	Additions		for purpose for	Balance at
	beginning of	Charged to	Charged to	which accounts	end of
	period	expense	Other accounts	were set up	period
December 31, 2007:
Self-Retention Reserves	$ 6,213	$ 4,487	$ -	$ 4,618	$ 6,082
Non Self-Retention Reserves	177	-	-	67	110
Custom Reserves	578	1,142	-	1,424	296
Other Reserves	1,254	16	-	434	836
Total	$ 8,222	$ 5,645	$ -	$ 6,543	$ 7,324

December 31, 2008:
Self-Retention Reserves	$ 6,082	$ 4,797	$ -	$ 6,235	$ 4,644
Non Self-Retention Reserves	110	-	-	62	48
Custom Reserves	296	-	-	-	296
Other Reserves	836	388	-	-	1,224
Total	$ 7,324	$ 5,185	$ -	$ 6,297	$ 6,212

December 31, 2009:
Self-Retention Reserves	$ 4,644	$ 3,117	$ -	$ 3,248	$ 4,513
Non Self-Retention Reserves	48	-	-	38	10
Custom Reserves	296	-	-	296	-
Other Reserves	1,224	-	-	103	1,121
Total	$ 6,212	$ 3,117	$ -	$ 3,685	$ 5,644

Index of Supplemental Financial Statement Schedules