Form 10-Q
period 2010-05-06
INTERNATIONAL SHIPHOLDING CORP
filed 2010-05-07
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common stock, $1 par value. . . . . . . . 7,440,036 shares outstanding as of March 31, 2010

INTERNATIONAL SHIPHOLDING CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)
	Three Months ended March 31,
	2010	2009
Revenues	$72,914	$98,078

Operating Expenses:
Voyage Expenses	54,943	78,081
Vessel and Barge Depreciation	3,764	5,169

Gross Voyage Profit	14,207	14,828

Administrative and General Expenses	6,019	6,270
(Gain) on Sale of Other Assets	(121)	-

Operating Income	8,309	8,558

Interest and Other:
Interest Expense	1,599	1,468
Other Income from Vessel Financing	(604)	-
Investment (Income) Loss	(179)	191
	816	1,659
Income Before (Benefit) Provision for Income Taxes and
Equity in Net Income of Unconsolidated Entities	7,493	6,899

(Benefit) Provision for Income Taxes:
Current	170	153
Deferred	(765)	(1,817)
State	(17)	49
	(612)	(1,615)
Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	2,463	961

Net Income	$10,568	$9,475

Basic and Diluted Earnings Per Common Share:
Net Income Per Common Share-Basic	$1.46	$1.31

Net Income per Common Share – Diluted	$1.44	$1.31

Weighted Average Shares of Common Stock Outstanding:
Basic	7,249,198	7,213,070
Diluted	7,321,198	7,226,477

Dividends Per Share	$0.50	$0.50

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	March 31,	December 31,
ASSETS	2010	2009

Current Assets:
Cash and Cash Equivalents	$62,055	$47,468
Marketable Securities-Available for Sale	18,536	10,333
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $256 and $299 in 2010 and 2009:
Traffic	11,362	5,221
Agents'	2,481	3,353
Other	9,582	12,637
Net Investment in Direct Financing Leases	5,153	52,649
Current Assets Held for Disposal	5,428	-
Other Current Assets	1,954	1,640
Notes Receivable	4,248	5,348
Material and Supplies Inventory, at Lower of Cost or Market	2,714	3,100
Total Current Assets	123,513	141,749

Investment in Unconsolidated Entities	20,432	15,971

Net Investment in Direct Financing Leases	54,367	55,046

Vessels, Property, and Other Equipment, at Cost:
Vessels	360,679	314,534
Leasehold Improvements	26,128	26,128
Construction in Progress	100,602	49,496
Furniture and Equipment	7,237	6,966
	494,646	397,124
Less - Accumulated Depreciation	(188,906)	(185,292)
	305,740	211,832

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $15,447 and $20,826 in 2010 and 2009, Respectively	13,438	15,914
Acquired Contract Costs, Net of Accumulated Amortization
of $30,525 and $30,162 in 2010 and 2009, Respectively	-	364
Due from Related Parties	5,319	5,043
Notes Receivable	43,328	44,390
Other	5,731	6,341
	67,816	72,052

	$571,868	$496,650

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	March 31,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$74,842	$68,789
Accounts Payable and Accrued Liabilities	29,602	31,039
Total Current Liabilities	104,444	99,828

Long-Term Debt, Less Current Maturities	159,067	97,635

Other Long-Term Liabilities:
Deferred Income Taxes	3,808	2,070
Lease Incentive Obligation	5,999	6,262
Other	52,126	51,924
	61,933	60,256

Stockholders' Investment:
Common Stock	8,518	8,484
Additional Paid-In Capital	83,889	83,189
Retained Earnings	186,946	180,121
Treasury Stock	(20,172)	(20,172)
Accumulated Other Comprehensive Loss	(12,757)	(12,691)
	246,424	238,931

	$571,868	$496,650

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$10,568	$9,475
Adjustments to Reconcile Net Income to Net Cash Provided/(Used) by
Operating Activities:
Depreciation	3,905	5,259
Amortization of Deferred Charges and Other Assets	2,865	2,392
Benefit for Federal Income Taxes	(765)	(1,665)
Equity in Net Income of Unconsolidated Entities	(2,463)	(961)
Distributions from Unconsolidated Entities	750	1,000
Gain on Sale of Assets	(121)	-
Deferred Drydocking Charges	(125)	(2,627)
Changes in:
Accounts Receivable	(2,214)	(11,246)
Inventories and Other Current Assets	(406)	226
Other Assets	610	(1,161)
Accounts Payable and Accrued Liabilities	(1,637)	(331)
Other Long-Term Liabilities	1,511	(854)
Net Cash Provided (Used) by Operating Activities	12,478	(493)

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	1,700	2,048
Capital Improvements to Vessels, Property, and Other Equipment	(54,215)	(1,568)
Cash Paid on Sale of Assets	(15)	-
Purchase of Marketable Securities	(8,649)	-
Proceeds from Sale of Marketable Securities	598	71
Investment in Unconsolidated Entities	(315)	-
Payments received on Note Receivables	950	4
Net Cash (Used) Provided by Investing Activities	(59,946)	555

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	70,305	-
Repayment of Debt	(4,322)	(3,260)
Additions to Deferred Financing Charges	(185)	(64)
Common Stock Dividends Paid	(3,743)	(3,637)
Net Cash Provided (Used) by Financing Activities	62,055	(6,961)

Net Change in Cash and Cash Equivalents	14,587	(6,899)
Cash and Cash Equivalents at Beginning of Period	47,468	51,835

Cash and Cash Equivalents at End of Period	$62,055	$44,936

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles for complete financial statements.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.  The condensed consolidated balance sheet as of December 31, 2009 included in that report has been derived from the audited financial statements at that date.

The foregoing 2010 interim results are not necessarily indicative of the results of operations for the full year 2010.  Management believes that it has made all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of the information shown.

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

        We have eliminated all significant intercompany accounts and transactions.

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
Components of net periodic benefit cost:	2010	2009	2010	2009
Service cost	$140	$138	$5	$4
Interest cost	372	371	99	110
Expected return on plan assets	(427)	(356)	-	-
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of Net Loss	86	113	-	-
Net periodic benefit cost	$170	$265	$101	$111

We contributed $150,000 to our Pension Plan in April 2010 and we are monitoring market conditions and the return on our plan assets to determine whether funding over and above the estimated quarterly contributions are warranted to meet, or exceed, our estimated  funding obligation.

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

We allocate interest expense to the segments in proportion to the book values of the vessels owned within each segment.

We do not allocate to our segments administrative and general expenses, investment income, gain on sale of investment, gain or loss on early extinguishment of debt or preferred stock, equity in net income of unconsolidated entities, or income taxes.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.

The following table presents information about segment profit and loss for the three months ended March 31, 2010 and 2009:
	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2010
Revenues from External Customers	$62,431	$3,958	$4,993	$1,532	$72,914
Intersegment Revenues (Eliminated)	-	-	-	(3,733)	(3,733)
Intersegment Expenses (Eliminated)	-	-	-	3,733	3,733
Voyage Expenses	44,664	4,165	5,597	517	54,943
Vessel Depreciation	2,380	-	1,381	3	3,764
Gross Voyage Profit (Loss)	15,387	(207)	(1,985)	1,012	14,207
Interest Expense	1,071	-	386	142	1,599
Gain on Sale of Other Asset	-	-	-	121	121
Segment Profit (Loss)	14,316	(207)	(2,371)	991	12,729
2009
Revenues from External Customers	$86,403	$4,075	$6,384	$1,216	$98,078
Intersegment Revenues (Eliminated)	-	-	-	(310)	(310)
Intersegment Expenses (Eliminated)	-	-	-	310	310
Voyage Expenses	66,220	3,636	6,363	1,862	78,081
Vessel Depreciation	3,706	-	1,461	2	5,169
Gross Voyage Profit (Loss)	16,477	439	(1,440)	(648)	14,828
Interest Expense	1,012	-	325	131	1,468
Segment Profit (Loss)	15,465	439	(1,765)	(779)	13,360

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:
(All Amounts in Thousands)	Three Months Ended March 31,
Profit:	2010	2009
Total Profit for Reportable Segments	$12,729	$13,360
Unallocated Amounts:
Administrative and General Expenses	(6,019)	(6,270)
Other Income from Vessel Financing	604	-
Investment Income (Loss)	179	(191)
Income from Continuing Operations Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$7,493	$6,899

Note 4.  Unconsolidated Entities

In 2003, we acquired a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk”) for $3,479,000, which owns 100% of subsidiary companies currently owning two Capesize Bulk Carriers and two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income, net of taxes.  Our portion of earnings, net of tax was $2.2 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.  This increase was due to a gain on the sale of Dry Bulk’s Panamax Bulk Carrier in early 2010 of $1.4 million and improved charter hire rates.  Our gross earnings for the first quarter of 2010 were $4.8 million, which was reduced by $2.6 million in United States income taxes related to the current gross earnings and prior period undistributed earnings.  In prior periods, income taxes related to our earnings from Dry Bulk were not provided as a result of the tax law in effect in those periods. This tax law expired effective January 1, 2010. A pending bill currently in Congress would eliminate the need for a tax provision.  If this bill becomes law with retroactive application, then this provision could be reversed in the quarter in which the bill is passed and signed into law (See Note 7 Income Taxes).

We received a cash distribution from Dry Bulk of $750,000 and $1,000,000 in the first three months of 2010 and 2009, respectively.

The unaudited condensed results of operations of Dry Bulk are summarized below:
	Three Months Ended March 31,
(Amounts in Thousands)	2010	2009
Operating Revenues	$9,576	$5,940
Operating Income	$6,964	$3,355
Net Income	$9,351	$2,089

In December 2009, we acquired a 25% investment in Oslo Bulk Shipping (“Oslo Bulk”) for $6,250,000, which, in 2008, contracted to build eight new Mini bulkers. The 8,000 dead weight ton (dwt) vessels are being constructed and are scheduled for deliveries commencing in the third quarter of 2010. This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment was $247,000 for the three months ended March 31, 2010, primarily related to the settlement of an interest rate swap contract.

In April 2010, Oslo contracted to build an additional Mini bulker, for a total of nine vessels currently being constructed.  Our investment in this vessel was approximately $1.1 million.

Note 5.  Earnings Per Share

        We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under restricted stock grants using the treasury stock method.

        The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):
	Three Months Ended March 31,
	2010	2009
Numerator
Net Income - Basic	$10,568	$9,475

Net Income - Diluted	$10,568	$9,475

Denominator
Weighted Avg Share of Common Stock Outstanding:
Basic	7,249,198	7,213,070
Plus:
Effect of dilutive restrictive stock	72,000	13,407
Diluted	7,321,198	7,226,477

Basic and Diluted Earnings Per Common Share
Net Income Per Common Share - Basic	$1.46	$1.31

Net Income Per Common Share - Diluted	$1.44	$1.31

Note 6. Comprehensive Income (Loss)
The following table summarizes components of comprehensive income for the three months ended March 31, 2010 and 2009:
	Three Months Ended March 31,
(Amounts in Thousands)	2010	2009
Net Income	$10,568	$9,475
Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Gain	42	-
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $81 and $12, Respectively	151	32
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($45) and ($59), Respectively	(259)	1,486
Total Comprehensive Income	$10,502	$10,993

Note 7. Income Taxes

We recorded a benefit for income taxes of $612,000 on our $7.5 million of income before income from unconsolidated entities in the first three months of 2010, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first three months of 2009, our benefit was $1.6 million on our $6.9 million of income from continuing operations before income from unconsolidated entities.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2009, including Note F to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Foreign income such as dividends, interest, rents and royalties are normally treated as foreign personal holding company income and subject to immediate taxation under the US taxation regime.  In 2005 the treatment of foreign personal holding company income between related controlled foreign corporations allowed deferral of that income.  This rule was not permanent but was extended in years following through December 31, 2009.  The rule has been proposed to be further extended and is under consideration by Congress for 2010, however, it has not passed and is therefore not yet law.  In light of this event, our first quarter unconsolidated entities provision includes the tax impact of dividends between related party controlled foreign corporations that would be classified as foreign personal holding company income.  Related party controlled foreign earnings of $5.0 million were reduced by $2.6 million in United States income taxes on current and undistributed earnings for a net income of $2.4 million.  If the pending bill currently in Congress passed, then this provision could be reversed in the quarter in which the bill is passed and signed into law.

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

Fair value measurements require the use of valuation techniques that are consistent with one or more of the market approach, the income approach or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied.  The fair values of our interest rate swap agreements are based upon the approximate amounts required to settle the contracts.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the above-described levels of valuation inputs
(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$18,536	$-	$-	$18,536
Derivative assets	-	591	-	591
Derivative liabilities	-	(7,936)	-	(7,936)

Note 9.  Marketable Securities
We have categorized all marketable securities as available-for-sale securities. Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  We determined that none of our securities were impaired for the period ending March 31, 2010.  For the three month period ended March 31, 2009, we recognized impairment charges of $442,000 related to certain equity investments, representing the difference between each investment’s cost and fair value on such date. The fair value was determined using market prices that represented Level 1 inputs in the fair value hierarchy described in Note 8.
The following tables include cost and valuation information on our investment securities:
(Amounts In Thousands)
		OCI	OCI
March 31, 2010		Unrealized	Unrealized	Estimated
Securities Available for Sale	Cost Basis	Holding Gains	Holding Losses	Fair Value

Corporate Bonds	$ 18,385	$ 151	$ -	$ 18,536
Total	$ 18,385	$ 151	$ -	$ 18,536

Note 10.  New Accounting Pronouncements

Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (ii) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (iii) fair value measurement disclosures for each class of assets and liabilities and (iv) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material effect on our financial condition or results of operations.

Subsequent Events. In February 2010, the FASB issued guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance amends existing standards to address potential conflicts with Securities and Exchange Commission (“SEC”) guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this standard did not have a material effect on our financial condition or results of operations.

Note 11.  Stock Based Compensation

A summary of the activity for restricted stock awards during the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-vested –December 31, 2009	177,500	$19.51
Shares Granted	47,500	$28.40
Shares Vested	(45,000)	$27.57
Non-vested – March 31, 2010	180,000	$19.84

       The following table summarizes the amortization of unrecognized compensation cost, which we will include in administrative and general expenses, relating to the Company’s restricted stock grants as of March 31, 2010:

Grant Date	2010	2011	2012	Total

April 30, 2008	$680,000	$414,000	$34,000	$1,128,000
April 29, 2009	$83,000	$-	$-	$83,000
January 27, 2010	$867,000	$289,000	$-	$1,156,000
Total	$1,630,000	$703,000	$34,000	$2,367,000

For the three months ended March 31, 2010, the Company’s income before taxes and net income included $734,000 and $477,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.07 per share. For the three months ended March 31, 2009, the Company’s income before taxes and net income included $284,000 and $185,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by  $0.03 per share.

On January 27, 2010, our Compensation Committee granted 47,500 shares of restricted stock to certain executive officers.  The shares vest over a period of one year assuming the company attains certain stipulated performance metrics.  The fair value of the Company’s restricted stock, which is determined using the average stock price as of the date of the grant, is applied to the total shares that are expected to fully vest and is amortized to compensation expense on a straight-line basis over the vesting period.

Note 12.  Derivative Instruments

The Company uses derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments must be recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers, without exception.  The remedy for default is settlement in entirety or payment of fair market value of the contracts, which is $7.3 million in the aggregate for all of our contracts less a posted collateral of $1.2 million for the quarter ended March 31, 2010.  The unrealized loss related to the Company’s derivative instruments included in accumulated other comprehensive loss was $6.8 million as of December 31, 2009 and $7.1 million as of March 31, 2010.

The notional and fair value amounts of our derivative instruments as of March 31, 2010 were as follows:
(Amounts in thousands)		Asset Derivatives		Liability Derivatives
		2010		2010
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
As of March 31, 2010	Amount	Location		Location
Interest Rate Swaps*	$140,539	-	-	Other Liabilities	$7,020
Interest Rate Swaps*	$74,490	-	-	Accrued Liabilities	$730
Interest Rate Swaps**	$54,000	-	-	Investment in Unconsolidated Entities	$186
Foreign Exchange Contracts***	$1,800	Other Current Assets	$591	-
Total Derivatives designated as hedging instruments	$270,829	-	$591	-	$7,936

* In addition to the interest rates of all of our long-term debt (including current maturities) being swapped to a fixed rate under contract, we have also fixed the interest rate on our long-term Yen financing on our PCTC Newbuilding delivered in March 2010. The notional amount under this contract is approximately $67.2 million. Of this amount, approximately $16.8 million is effective as of March 2010. The remaining $50.4 million will become effective with the commencement of the term loan on September 2010. With the bank excersising its option to reduce the underlying Yen Loan from 80% to 65% funding, the 15% reduction represents the ineffective portion of the swap, which will require future mark-to-market adjustments recorded directly through earnings. The ineffective portion of the change in fair value of the swap was immaterial for the three months ended March 31, 2010.

** Interest rate swap owned by one of our unconsolidated entities in which we own 25%.
*** Represents approximately 50% of our foreign operational currency exposure through December 2010.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the three months ended March 31, 2010 were as follows:
(Amounts in thousands)	Gain(Loss) Recognized in Other Comprehensive Income	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of Gain(Loss) Reclassified from AOCI to Income
Three Months Ended March 31,	2010		2010
Interest Rate Swaps	$13	Interest Expense	($978)
Foreign Exchange contracts	$59	Revenues and Voyage Expenses	$351
Total	$72	-	($627)

Note 13. Changes in Accounting Estimate

In the first quarter of 2010, we extended the economic life on our U.S. flag Coal Carrier, basing this decision on the extension on the vessel’s time charter contract.  By reducing our depreciation expense, this adjustment increased our pre-tax income by $1.4 million, and our net income by $910,000, or $0.13 per share, for the quarter ended March 31, 2010.  The vessel will be fully depreciated by the second quarter of 2015.

Also in the first quarter of 2010, we extended the economic life of both the Mobile, AL and Coatzacoalcos rail terminal’s leasehold improvements due to anticipated contractual extensions to the rail terminal operating agreement.  The amortization periods were extended two and a half years and six years, respectively. Extending these amortization periods has the effect of increasing our pre-tax income by approximately $450,000, and our net income by approximately $293,000, or $0.04 per share, per quarter.

Note 14.  Subsequent Events

On April 14, 2010, we sold for scrap one of our International flag container vessels included in our Time Charter Contracts segment.  The decision to scrap the vessel was made after mutual agreement was reached with the charterer to terminate the Time Charter agreement in exchange for an early redelivery payment.  The gain on the disposal of the vessel was not material. The early redelivery payment, net of voyage expenses and unamortized costs, will also be recorded in gross profit in the second quarter.

In April 2010, we invested an additional $1.1 million in Oslo Bulk for our 25% share on the construction of a new Mini bulker. The 8,000 dead weight ton (dwt) vessel is being constructed and is scheduled for delivery commencing in the third quarter of 2010, along with the eight Mini bulkers already under construction.

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

Such statements include, without limitation, statements regarding (1) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (2) estimated scrap values of assets; (3) estimated proceeds from sale of assets and the anticipated cost of constructing or purchasing new or existing vessels; (4) estimated fair values of financial instruments, such as interest rate,  commodity and currency swap agreements; (5) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (6) estimated losses attributable to asbestos claims; (7) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (8) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (9) our ability to remain in compliance with our debt covenants; (10) anticipated trends in government sponsored cargoes; (11) our ability to effectively service our debt; (12) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), (13) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives, (14) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives, and (15) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

        Other factors include (vii) changes in cargo, charter hire, fuel, and vessel utilization rates; (viii) the rate at which competitors add or scrap vessels in the markets as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate; (ix) changes in interest rates which could increase or decrease the amount of interest we incur on borrowings with variable rates of interest, and the availability and cost of capital to us; (x) the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures; (xi) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (xii) changes in laws and regulations such as those related to government assistance programs and tax rates; (xiii) the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; (xiv) unexpected out-of-service days on our vessels whether due to unplanned maintenance, piracy or other causes; (xv) the ability of customers to fulfill obligations with us; (xvi) the performance of unconsolidated subsidiaries; (xvii) political events in the United States and abroad, including terrorism and piracy, and the U.S. military's response to those events; (xviii) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (xix) unanticipated trends in operating expenses such as fuel and labor costs and our ability to recover these fuel costs through fuel surcharges; and (xx) other economic, competitive, governmental, and technological factors which may affect our operations

You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on our business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

Executive Summary

Overview of First Quarter 2010

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

Financial Discipline & Strong Balance Sheet
We continued to improve our financial position in the first quarter of 2010.
▪	Had total cash and marketable securities of $80.5 million
▪	Net cash generated from operations of $12.5 million.
▪	Payment of fourth quarter 2009 cash dividends of $0.50 per share during the quarter.
▪	Debt repayments of $4.3 million.

Consolidated Financial Performance – First Quarter 2010 vs. First Quarter 2009

Net income for the first quarter of 2010 was $10.6 million, a $1.1 million improvement as compared to the same period in 2009. While overall segment performance was marginally below last year’s results, the income from the Company’s unconsolidated entities, resulting from Dry Bulk’s gain of  $1.4 million from the sale of its one remaining Panamax Bulk Carrier, reduced depreciation expense of $1.4 million from the extension of the economic life of the U.S. flag Coal Carrier and reduced amortization of $450,000 relating to leasehold improvements.  Other items impacting the first quarter 2010 include:
▪	Decrease in consolidated gross voyage profit of approximately $600,000.
▪
Administrative expenses decreased by 4% primarily due to the discontinuation of charges associated with an unaffiliated shipping company’s unsolicited conditional offer to purchase the Company’s outstanding shares in 2009, partially offset by higher stock-based compensation during the first quarter of 2010.

▪	Other interest income of $600,000 recognized in the first quarter of 2010 associated with the sale and subsequent financing of two vessels to an Indonesian company in September 2009.

Segment Performance – First Quarter 2010 vs. First Quarter 2009

Time Charter Contracts
▪	Lower gross revenues from supplemental cargoes compared to first quarter 2009, but greater than historical averages.
▪	Lower depreciation expense on U.S. flag Coal Carrier.

Contract of Affreightment (“COA”)
▪	Decrease of $600,000 in gross profits primarily due to a scheduled reduction in the contracted freight rates.

Rail-Ferry
▪	Gross voyage profits fell to a loss of $2.0 million primarily due to a reduction in cargo volumes.

Unconsolidated Entities
Net income from unconsolidated entities increased by $1.5 million due to Dry Bulk’s aforementioned sale of one remaining Panamax Bulk Carrier

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009
	Time Charter		Rail-Ferry
(All Amounts in Thousands)	Contracts	COA	Service	Other	Total
2010
Revenues from External Customers	$62,431	$3,958	$4,993	$1,532	$72,914
Voyage Expenses	44,664	4,165	5,597	517	54,943
Vessel Depreciation	2,380	-	1,381	3	3,764
Gross Voyage Profit (Loss)	15,387	(207)	(1,985)	1,012	14,207
2009
Revenues from External Customers	$86,403	$4,075	$6,384	$1,216	$98,078
Voyage Expenses	66,220	3,636	6,363	1,862	78,081
Vessel Depreciation	3,706	-	1,461	2	5,169
Gross Voyage Profit (Loss)	16,477	439	(1,440)	(648)	14,828

The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts:Overall revenues decreased by 38% or $24.0 million when comparing the first quarter of 2010 to the first quarter of 2009. The decrease was driven primarily by changes in supplemental cargoes and the redelivery of one of the Company’s PCTC vessels in mid-February 2010.

On February 5, 2010, the charterer of a vessel we classified as a direct finance lease on one of our U.S. flag PCTC notified us of its intention to not exercise its option to purchase the vessel and pursuant did not exercise their option on the due date of February 6, 2010. Subsequently, on February 14, 2010, we negotiated a mutually acceptable early redelivery of the vessel.

The decrease in the segment’s gross voyage profit from $16.5 million in the first quarter of 2009 to $15.4 million in the first quarter of 2010 was primarily due to the aforementioned drop in supplemental cargoes, partially improved by  (i) recognition of deferred unearned reimbursements as a result of the early redelivery of our U.S. flag PCTC, (ii) higher profit margins in the first quarter of 2010 on a vessel servicing our Indonesian mining customer, and (iii) a reduction in depreciation costs of $1.4 million associated with extending the life of our Coal Carrier to match the length of a  new contract.

        Our Time Charter Contracts include operating three RO/RO vessels for the United States Navy’s Military Sealift Command (“MSC”) for varying terms.  The current agreements are set to expire by the end of July 2010.  These contracts represented 20.2% of our total consolidated gross profit in the first quarter of 2010.  We are presently participating in the rebid process in an attempt to continue this business and we anticipate materially reduced revenues even if it is successfully retained.

        Contracts of Affreightment:  Gross voyage profit decreased from $439,000 in the first quarter of 2009 to a loss of $207,000 for the same period in 2010 due to scheduled reductions in the contracted freight rates that took effect in the fourth quarter of 2009, partially offset by greater cargo volumes being carried in the first quarter of 2010 as compared to the same period last year.  Although the current results for the segment reflect a loss, the benefit from a 2007 sale leaseback is reflected in a lower consolidated effective tax rate, resulting in improved after-tex consolidated net income.

Rail-Ferry Service:  Gross voyage results decreased from a $1.4 million loss in the first quarter of 2009 to a $2.0 million loss in the first quarter of 2010 while revenues for this segment decreased from $6.4 million in the first quarter of 2009 to $5.0 million in the first quarter of 2010, both due primarily to a drop in northbound cargo volumes. The Company continues to work on its marketing strategy and its plan to increase northbound volumes (See Risk Factors).  Due to anticipated contractual extensions to the rail terminal operating agreement, the amortization period of both the Mobile, AL and Coatzacoalcos rail terminal’s leasehold improvements were extended two and a half years and six years, respectively. Extending these amortization periods has the effect of increasing our gross profit approximately $450,000 per quarter.

Other:  Gross profit increased from a $648,000 loss in the first quarter of 2009 to a $1.0 million profit in the first quarter of 2010.  This increase was primarily due to foreign currency exchange gains of $380,000 in the first three months of 2010 compared to $374,000 of foreign currency exchange losses during the same period in 2009 and prior policy years insurance reserve adjustments on closed claims of approximately $600,000.

Other Income and Expense

Administrative and general expenses decreased from $6.3 million in the first quarter of 2009 to $6.0 million in the first quarter of 2010. The 2009 amount includes $889,000 fees associated with an unaffiliated shipping company’s unsolicited conditional offer to purchase the Company’s outstanding shares.  The offer was initiated in September 2008 and withdrawn in January 2009.  Excluding these fees, the remaining increase was primarily due to increases in awards under our executive stock compensation program and an initial charge for establishing a self-insured life insurance policy for a former Chairman of the Company, who is presently a Director.

The following table shows the significant A&G components for the first quarter of 2010 and 2009 respectively.
(Amounts in Thousands)	Three Months Ended March 31,
A&G Account	2010	2009	Variance

Wages & Benefits	$2,932	$2,749	$183
Executive Stock Compensation	734	284	450
Professional Services	543	662	(119)
Insurance and Worker’s Comp	519	172	347
Office Building Expenses	323	332	(9)
Other	968	1,187	(219)
Consulting Fees *	-	884	(884)
TOTAL:	$6,019	$6,270	$251

* Fees associated with unaffiliated company’s offer to purchase the company.

Other income from vessel financing increased in 2010 due to interest earned on a note receivable on vessels sold to an Indonesian Company in the third quarter of 2009.

Income Taxes

We recorded a benefit for income taxes of $612,000 on our $7.5 million of income before income from unconsolidated entities in the first three months of 2010, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first three months of 2009, our benefit was $1.6 million on our $6.9 million of income from continuing operations before income from unconsolidated entities.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2009, including Note F to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Foreign income such as dividends, interest, rents and royalties are normally treated as foreign personal holding company income and subject to immediate taxation under the US taxation regime.  In 2005 the treatment of foreign personal holding company income between related controlled foreign corporations allowed deferral of that income.  This rule was not permanent but was extended in years following through December 31, 2009.  The rule has been proposed to be further extended and is under consideration by Congress for 2010, however, it has not passed and is therefore not yet law.  In light of this event, our first quarter unconsolidated entities provision includes the tax impact of dividends between related party controlled foreign corporations that would be classified as foreign personal holding company income.  Related party controlled foreign earnings of $5.0 million were reduced by $2.6 million in United States income taxes on current and undistributed earnings for a net income of $2.4 million.  If the pending bill currently in Congress passed, then this provision could be reversed in the quarter in which the bill is passed and signed into law.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $961,000 in the first quarter of 2009 to $2.5 million in the first quarter of 2010.  The results were driven by our 50% investment in Dry Bulk, which owns 100% of subsidiary companies that currently own two Capesize Bulk Carriers and have two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  For the first quarters of 2010 and 2009, our portion of the earnings of this investment, net of taxes, was $2.2 million and $1.0 million, respectively, with the increase being principally due to Dry Bulk having sold one of its one remaining Panamax vessels in the first quarter 2010. Equity in net income of unconsolidated entities net of taxes, for the first quarter 2010 was further impacted by our 25% investment in Oslo during December 2009.  Our portion of the earnings of this investment was $247,000 for the three months ended March 31, 2010, primarily related to the settlement of a derivative contract.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included elsewhere herein as part of our Condensed Consolidated Financial Statements.

        Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $41.9  million at December 31, 2009, to $19.1 million at March 31, 2010.  This decrease was primarily due to the termination of a direct finance lease on one of our U.S. flag PCTC Vessels. The vessel was redelivered to us in February, 2010 and was reclassified as a capital asset.  Cash and cash equivalents increased during the first three months of 2010 by $14.6 million to a total of $62.1 million at March 31, 2010, which includes $20 million of cash (and cash equivalents) held following a draw on our line of credit which was subsequently paid off in the beginning of April 2010. In addition, marketable securities increased during this period to $18.5 million with the purchase of $8.0 million of short-term corporate bonds.  The increase in cash and cash equivalents was a result of cash provided by operating activities of $12.5 million, cash provided by financing activities of $62.1 million, offset by cash used by investing activities of $59.9 million.  Total current liabilities of $104.4 million as of March 31, 2010 included current maturities of long-term debt of $74.8 million.

        Net cash provided by operating activities for the first quarter of 2010 was $12.5 million after adjusting net income of $10.6 million for the first three months of 2010 for non-cash provisions such as depreciation, amortization and cash dividends of $750,000 from our investment in unconsolidated entities, offset by the deduction of the non-cash $2.5 million of net income from our equity in net income of these unconsolidated entities.

Net cash used by investing activities of $59.9 million included capital improvements of $54.2 million, the purchase, net of sales, of short-term corporate bonds of $8.0 million and principal payments received under Direct Financing Leases of $1.7 million. Included in these $54.2 million of capital improvements is $50.3 million for the final installment payment on a Pure Car Truck Carrier delivered in late March 2010. Net cash provided for financing activities of $62.1 million included regularly scheduled debt payments of $4.3 million and cash dividends paid of $3.7 million, more than offset by proceeds from new debt of $70.3 million, including a $46.1 million loan relating to the purchase of the previously mentioned Pure Car Truck Carrier Newbuilding and a $20 million draw on our line of credit that we repaid early in the second quarter of 2010.

In 2007, we acquired a 2007-built PCTC, which we reflagged as a U.S. flag vessel. The vessel was financed with a three year Yen denominated note with a balloon payment of 4.25 billion Yen due on September 10, 2010. Immediately after being delivered to us in September of 2007, we chartered this vessel through August of 2010 to a Far East based shipping company, which held an option to purchase the vessel at the end of the contract.  A portion of the charter was based on Yen capital hire payments which correspond with our Yen debt payments.  On February 5, 2010, the charterer notified us of their intention not to exercise their option to purchase the vessel and did not exercise their option on the due date of February 6, 2010.  Subsequently, on February 14, 2010, we negotiated a mutually acceptable early redelivery of the vessel.  On March 8, 2010, we entered into a U.S. denominated bridge loan which converted our total outstanding debt of 4.32 billion Yen to approximately $47.9 million USD.

As a result of the redelivery of the vessel in February 2010, we reclassified $48.1 million of net investment in direct financing leases from current assets to capital assets in the first quarter of 2010.  This reclassification resulted in a decrease in our working capital of $48.1 million; however, the debt associated with this vessel will continue to be classified as a current liability since the debt matures in September 2010.  We are currently finalizing negotiations of the long-term financing to replace the loan maturing in September 2010.

On March 31, 2010 we adjusted and extended our $30 million unsecured revolving line of credit upward to $35 million with a maturity to April 6, 2012.  As of March 31, 2010, we had $6.4 million of this credit facility pledged as collateral for a letter of credit.  The remaining $28.6 million was available as of March 31, 2010.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility.

Debt and Lease Obligations – As of March 31, 2010, we held five vessels under operating contracts, five vessels under bareboat charter or lease agreements and four vessels under time charter agreements.  The types of vessels held under these agreements include three Pure Car/Truck Carriers, three Breakbulk/Multi Purpose vessels, three Roll-On/Roll-Off vessels, three Container vessels and a Tanker vessel, all of which operate in our Time Charter segment, and a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.  We also conduct certain of our operations from leased office facilities.  Refer to our 2009 form 10-K for a schedule of our contractual obligations.
        In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, borrow money, or restructure our debt.  We believe we have sufficient liquidity despite the recent disruption of the capital and credit markets and believe we can continue to fund working capital and capital investment liquidity needs through cash flow from operations.  We have $90.9 million due in 2010, which includes approximately $47 million related to a balloon payment on financing of our PCTC vessel purchased in 2007, $16.6 million due in 2011, $29.0 million due in 2012, $30.6 million due in 2013 and $20.2 million due in 2014.  We intend to replace all or part of the balloon payment due this year with long-term financing in 2010.

Bulk Carriers - In November 2009, we contracted with a Korean shipyard to construct three double hull Handy-Size Bulk Carrier Newbuildings with scheduled deliveries in early 2011.  We made total equity payments of $17.0 million in the fourth quarter 2009 on these vessels. We have received an acceptable Indicative Term Sheet for the construction and long-term financing of these vessels.

We have a 50% interest in Dry Bulk, which owns 100% of subsidiary companies which own two Cape-Size Bulk Carriers. This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  Dry Bulk’s subsidiary companies have entered into ship purchase agreements with a Japanese company for  two Handymax Bulk Carrier newbuildings, scheduled to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37.0 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, Dry Bulk plans to finance the interim construction costs with equity contributions of up to 15% with the 85% balance of the cost being financed with a bank financed construction loan.  Due to the financial market conditions, it is possible that additional equity contributions may be required.  While it is anticipated that any required equity contributions will be covered by Dry Bulk’s subsidiary companies’ earnings, if they are not, our anticipated share of these interim equity contributions could be approximately $2.7 million, of which we have already funded $354,000.  Upon completion and delivery, Dry Bulk plans to establish permanent long-term financing.

In December 2009, we acquired a 25% investment in Oslo Bulk Shipping (“Oslo Bulk”) for $6,250,000, which, in 2008, contracted to build eight new Mini bulkers. In April 2010 we invested an additional $1.1 million in Oslo for our share of a ninth new Mini Bulker.  These 8,000 dwt vessels are being constructed and are scheduled for deliveries commencing in the third quarter of 2010. This investment is accounted for under the equity method and our share of earnings or losses will be reported in our consolidated statements of income net of taxes.

Cash Dividend Payments – The payment of dividends is at the discretion of our board of directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008.

On January 28, 2010, our Board approved a 2010 first quarter payment of a fourth quarter 2009 $.50 cash dividend for each share of common stock held on the record date of February 17, 2010, which was paid on March 1, 2010.  During its January 2010 Board of Directors meeting, the board established a quarterly dividend target of $.375 per share, per quarter for the remainder of 2010.

Environmental Issues – Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $500,000 for each incident.
On June 23, 2009, a complaint was filed in U.S. District Court of Oregon by ten plaintiffs against approximately forty defendants, including Waterman Steamship Corporation, which is one of our wholly owned subsidiaries. See Part II, Item 1, of this report for further information.

New Accounting Pronouncements - Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (ii) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (iii) fair value measurement disclosures for each class of assets and liabilities and (iv) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material effect on our financial condition or results of operations.

Subsequent Events. In February 2010, the FASB issued guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance amends existing standards to address potential conflicts with Securities and Exchange Commission (“SEC”) guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this standard did not have a material effect on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk.  We utilize derivative financial instruments including interest rate swap agreements and forward exchange contracts, and in the past we have also utilized commodity swap agreements to manage certain of these exposures.    While our Corporate policy is to only enter into hedges for firm commitments or anticipated transactions and do not use derivatives for speculation, the Company is currently evaluating for potential settlement  regarding the Mark-to-Market adjustment of the 15% reduction in the previously contracted Yen Swap Facility for the newly delivered PCTC by the bank.  We neither hold nor issue financial instruments for trading purposes.

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at March 31, 2010, approximated its carrying value due to the short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at quarter-end for our investment portfolio is not material.

The fair value of long-term debt at March 31, 2010, including current maturities, was estimated to equal the carrying value of $233.9 million.

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet.  Currently, each of the Company’s interest rate swaps is accounted for as an effective cash flow hedge.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss). As of March 31, 2010, the Company has the following interest rate swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
9/18/07	9/10/10	¥4,318,181,820	1.15%	Fixed
9/28/07	9/30/10	$14,152,667	4.68%	Fixed
12/31/07	9/30/10	$14,152,667	3.96%	Fixed
11/30/05	11/30/12	$13,405,000	5.17%	Fixed
3/31/08	9/30/13	$14,152,667	3.46%	Fixed
9/30/10	9/30/13	$12,908,000	2.69%	Fixed
9/30/10	9/30/13	$12,908,000	2.45%	Fixed
9/26/05	9/28/15	$10,000,000	4.41%	Fixed
9/26/05	9/28/15	$10,000,000	4.41%	Fixed
3/15/09	9/15/20	¥6,280,000,000	2.065%	Fixed

The fair value of these agreements at March 31, 2010, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $7.8 million.  A hypothetical 10% decrease in interest rates as of March 31, 2010, would have resulted in an $11.1 million liability.

Commodity Price Risk.  As of March 31, 2010, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2010 fuel requirements for our Rail-Ferry Service segment.  We have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2010. If we had commodity swap agreements, they could be structured to reduce our exposure to increases in fuel prices.  However, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period January 1, 2010 through March 31, 2010 would have resulted in an increase of approximately $426,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.06 in our basic earnings per share based on the shares of our common stock outstanding as of March 31, 2010.  The additional fuel costs assumes no additional revenue would be generated from fuel surcharges, even though we believe that some or all of the price increase might be able to be passed on to our customers through fuel surcharges.  Our charterers in the Time Charter segment are responsible for purchasing vessel fuel requirements; thus, we have no fuel price risk in this segment.

Foreign Exchange Rate Risk.  We have entered into foreign exchange contracts to hedge certain firm purchase commitments.  In 2009, we entered into two forward purchase contracts.  The first was for Mexican Pesos for $450,000 U.S. Dollar equivalents at an exchange rate of 14.1787 and the second was for Indonesian Rupiah for $1,350,000 U.S. Dollar equivalents at an exchange rate of 12975.  The following table summarizes these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Transaction Amount in Dollars	Effective Date	Expiration Date
February 2009	Rupiah	1,350	January 2010	December 2010
September 2009	Peso	450	April 2010	October 2010

  The fair value of these contracts at March 31, 2010, is an asset of $591,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be a liability of $532,000.

On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a 6400 CEU Newbuilding PCTC, which was completed and delivered in March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a Yen interest rate swap designed to cap the interest at 2.065%.  We received notification that the banking institution would be exercising their option to reduce the Yen financing on this vessel from 80% to 65% of delivered cost. The loan was fully drawn in March 2010 for a total of Yen 5,103,000,000.  Under current accounting guidelines, since this Facility is not denominated under our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1% to 5% increase or decrease on the exchange rate between the Yen and U.S. Dollar, which was $93.49 at March 31, 2010 would impact earnings by approximately $600,000 to $3.0 million for the reporting period (See Item 1A-Risk Factors).  While we believe that these fluctuations will smooth out over time, any particular reporting period could be materially impacted by these adjustments.  The Company intends to continue to monitor its risk profile for this Facility and potentially enter into foreign currency derivative instruments that may aid in offsetting these fluctuations.  There was minimal fluctuation in the Yen to USD exchange rate at March 31, 2010 compared to the prior reporting period end, resulting in an immaterial revaluation adjustment.

Pension Plan Risk.  During the capital market crisis, we experienced a significant decline in the market value of plan assets.  With the rise in the equity markets due to the recovery over the past year, we have recouped most of the value lost during the credit crisis and currently the plan is appropriately funded under the new regulatory requirements for plan year 2010.  In addition to the $150,000 contributed to our pension plan for the three months ended March 31, 2010, we are monitoring market conditions and the return on our plan assets to determine whether additional contributions for the future 2010 quarters will be warranted.  We will continue to monitor the performance of the pension plan assets and market conditions as we evaluate the amount of our contribution to the plan for 2010.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures have been effective as of the end of the period covered by this report in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the first quarter of 2010, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On June 23, 2009, a complaint was filed in U.S. District Court of Oregon by ten plaintiffs against approximately forty defendants, including Waterman Steamship Corporation, which is one of our wholly owned subsidiaries. The suit was filed for contribution and recovery of both past and future cost associated with the investigation and remediation of the Portland Harbor Superfund Site. The case is currently under review by our outside legal counsel.  We believe our exposure, if any, would be limited to an insurance deductible, which we believe would be immaterial.

ITEM 1A.  RISK FACTORS

Our Rail-Ferry Service has a history of losses, and we can give no assurances as to its future profitability. The service began operating in February of 2001 and has been unprofitable every year except 2008, when the two vessels used to provide this service averaged approximately 75% capacity utilization. Beginning in 2009, the service began to suffer the impact from the overall economic downturn, especially on its northbound service to the US, and both volumes and net margins decreased. During December 2009, we were notified that one of the segment’s largest customers would no longer need our services, stating sourcing decisions as the reason for the change.
Due to the uncertainty of this segment and the history of losses, the Company has routinely performed an impairment test to determine if the undiscounted cash flows were sufficient enough to recover the asset value of the segment. As of March 31, 2010, we performed the latest impairment test which factored in the lower recent and projected results, and concluded that there was no asset impairment.  We will continue to monitor the results and cash flow estimates.  If actual cash flows fall below current estimates, we may have to take an impairment charge in the near future.  The Company estimates that a decrease of 10-15% in expected results will result in an impairment charge in the $20 million to $30 million range.  The total investment at risk as of March 31, 2010 was $64.0 million.

Yen denominated loan.  The Company has a Yen denominated loan of Yen 5,103,000,000 which at the Balance Sheet date of March 31, 2010 converted to a USD $54.6 million liability at a USD/Yen exchange rate of $93.49.  A 1% to 5% hypothetical change would impact earnings by approximately $600,000 to $3.0 million for the reporting period.  USD/Yen rate exchanges could be volatile during a short valuation period such as quarter over quarter, thus quarterly results going forward could be materially impacted.  The Company intends to continue to monitor its risk profile for this Facility and potentially enter into foreign currency derivative instruments that may aid in offsetting these fluctuations.

        Our vessels which travel in the Gulf of Mexico could be disrupted due to the oil slick presently moving towards shore.  On April 20, 2010, the Deepwater Horizon Oil rig, located in the Gulf of Mexico, had an explosion causing an oil spill into the Gulf of Mexico waters.  Given the nature and scope of our operations, specifically the Rail-Ferry Service, we are vulnerable to disruption this oil slick may cause to our operations or to any damage it may cause to our vessels.

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

    This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first quarter of 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2010 – January 31, 2010	-	-	-	508,428
February 1, 2010 - February 28, 2010	-	-	-	508,428
March 1, 2010 – March 31, 2010	-	-	-	508,428

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

(10.3)
Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.4)	Consulting Agreement, dated December 29, 2009, between the Registrant and Niels W. Johnsen *
(10.5)	Consulting Agreement, dated December 23, 2009, between the Registrant and Erik F. Johnsen *
(10.6)
International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.7)
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

(10.14)
Facility Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.15)
Change of Control Agreement, by and between the registrant and Niels M. Johnsen, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.16)
Change of Control Agreement, by and between the registrant and Erik L. Johnsen, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.17)
Change of Control Agreement, by and between the registrant and Manuel G. Estrada, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.18)
Form of Indemnification Agreement, by and between the registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

(10.19)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.21 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.20)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.22 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.21)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.23 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.22)
Performance Guarantee, dated as of November 11, 2009, by International Shipholding Corporation, as guarantor, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.24 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.23)
Performance Guarantee, dated as of November 11, 2009, by International Shipholding Corporation, as guarantor, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.24)
Performance Guarantee, dated as of November 11, 2009, by International Shipholding Corporation, as guarantor, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.26 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.25)
Letter of Guarantee, dated as of November 12, 2009, by Korea Eximbank, as guarantor, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.27 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.26)
Letter of Guarantee, dated as of November 12, 2009, by Korea Eximbank, as guarantor, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.28 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.27)
Letter of Guarantee, dated as of November 12, 2009, by Korea Eximbank, as guarantor, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.29 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (Confidential treatment requested on certain portions of this exhibit.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(31.1)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  (32.1)*  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:   May 6, 2010