Form 10-K/A
INTERNATIONAL SHIPHOLDING CORP
filed 2010-06-29
CIK 278041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

 ☑         Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

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

  Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, based upon the closing price of the common stock as reported by the New York Stock Exchange on such date, was approximately $148,455,941.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value,	Outstanding at May 31, 2010 7,403,510 shares

EXPLANATORY NOTE

International Shipholding Corporation (the “Company”) owns a 50% equity interest in Dry Bulk Cape Holding Inc., a Panamanian company (“Dry Bulk”).  Dry Bulk is a holding company engaged in international bulk carrier operations through its three wholly-owned subsidiaries.  In 2008 and 2007, we derived more than 20% of our pretax income from our ownership interest in Dry Bulk, which required us under Rule 3-09 of Regulation S-X promulgated under the Securities Exchange Act of 1934 to file various historical audited financial statements of Dry Bulk.  In 2009, we did not meet the investment or income test under Rule 3-09 of Regulation S-X with respect to our investment in Dry Bulk.  Although the requirements of Rule 3-09 of Regulation S-X are not applicable to our interest in Dry Bulk with respect to 2009, we are nonetheless filing this Amendment No. 1 to provide audited consolidated balance sheets for Dry Bulk as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity and cash flows for the three years ended December 31, 2009, 2008 and 2007.

This Amendment No. 1 includes the following items of our Annual Report on Form 10-K, which has been amended and restated in its entirety to reflect the inclusion of Dry Bulk’s financial statements and updated exhibits.

•	Part IV- Item 15. Exhibits, Financial Statement Schedules

Other than as noted above, this Amendment No. 1 does not change any information set forth in the original filing of our Annual Report Form 10-K for the year ended December 31, 2009.  However, in accordance with Rule 12b-15, this Amendment No. 1 includes new financial certifications filed as Exhibits 31.1, 31.2, Exhibits 32.1 and 32.2. Other than as noted above, this Amendment No. 1 does not reflect events occurring after the filing of our original Annual Report or modify or update disclosures affected by subsequent events or changes in circumstances.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.                   Financial Statements

(i)	The following financial statements and related notes of Dry Bulk Cape Holding Inc. are included on pages A-1 through A-10 of this Form 10-K/A:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Notes to the Consolidated Financial Statements

(ii)   The following financial statements and related notes of International Shipholding Corporation were included on the Form 10-K filed by us on March 15, 2010:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

The following financial statement schedules were included on the Form 10-K filed by us on March 15, 2010:
Report of Independent Registered Public Accounting Firm
Schedule II – Valuation and Qualifying Accounts and Reserves

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
(10.1)
Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, Deutsche Schiffsbank Aktiengesellschaft as Facility Agent and Security Trustee, DnB NOR Bank ASA, as Documentation Agent, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.2)
Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and Arranger, and Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

(10.3)
Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.4)
Consulting Agreement, dated December 29, 2009, between the Registrant and Niels W. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

(10.5)
Consulting Agreement, dated December 23, 2009, between the Registrant and Erik F. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

(10.6)
International Shipholding Corporation Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.7)
Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options under the International Shipholding Corporation Stock Incentive Plan referenced in Item 10.7 (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.8)
Form of Restricted Stock Agreement under the International Shipholding Corporation Stock Incentive Plan referenced in Item 10.7 (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form 8-K dated May 6, 2008 and incorporated herein by reference)

(10.9)
International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated April 30, 2009 and incorporated herein by reference)

(10.10)
Form of Restricted Stock Agreement dated May 6, 2009 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated May 7, 2009 and incorporated herein by reference)

(10.11)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.12)
Loan Agreement, dated as of September 10, 2007, by and among Waterman Steamship Corporation, as borrower, the Registrant, as guarantor, DnB NOR Bank ASA, as facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.13)
SHIPSALES Agreement, dated as of September 21, 2007, by and between East Gulf Shipholding, Inc., as buyer, and Clio Marine Inc., as seller filed in redacted form as confidential treatment has been granted pursuant to Rule 14b-2 for certain portions thereof (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference) (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.14)
Facility Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.15)
Change of Control Agreement, by and between the registrant and Niels M. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.16)
Change of Control Agreement, by and between the registrant and Erik L. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.17)
Change of Control Agreement, by and between the registrant and Manuel G. Estrada, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.18)
Form of Indemnification Agreement, by and between the registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

(10.19)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller, filed in redacted form as confidential treatment has been granted pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.21 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.20)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller, filed in redacted form as confidential treatment has been granted pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.22 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.21)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller, filed in redacted form as confidential treatment has been granted pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.23 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.22)
Performance Guarantee, dated as of November 11, 2009, by International Shipholding Corporation, as guarantor, filed in redacted form as confidential treatment has been granted pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.24 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.23)
Performance Guarantee, dated as of November 11, 2009, by International Shipholding Corporation, as guarantor, filed in redacted form as confidential treatment has been granted pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.24)
Performance Guarantee, dated as of November 11, 2009, by International Shipholding Corporation, as guarantor, filed in redacted form as confidential treatment has been granted pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.26 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.25)
Letter of Guarantee, dated as of November 12, 2009, by Korea Eximbank, as guarantor, filed in redacted form as confidential treatment has been granted pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.27 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.26)
Letter of Guarantee, dated as of November 12, 2009, by Korea Eximbank, as guarantor, filed in redacted form as confidential treatment has been granted pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.28 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

(10.27)
Letter of Guarantee, dated as of November 12, 2009, by Korea Eximbank, as guarantor, filed in redacted form as confidential treatment has been granted pursuant to Rule 24b-2 for certain portions thereof. (filed with the Securities and Exchange Commission as Exhibit 10.29 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)

      (21.1)Subsidiaries of International Shipholding Corporation (filed with the Securities and Exchange Commission as Exhibit 21.1 to the Registrant's Form 10-K for the annual period ended December 31, 2009.)
(23.1)	Consent of Ernst & Young LLP (filed with the Securities and Exchange Commission as Exhibit 23.1 to the Registrant’s Form 10-K for the annual period ended December 31, 2009.)
(23.2)	Consent of Deloitte & Touche S.p.A., Independent Registered Public Accounting Firm*
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

June 29, 2010	By	/s/ Manuel G. Estrada
                          Manuel G. Estrada
                          Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dry Bulk Cape Holding Inc.:

We have audited the accompanying consolidated balance sheets of Dry Bulk Cape Holding Inc. and subsidiaries (the “Group”) as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dry Bulk Cape Holding Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE S.p.A.

Genoa, Italy
June 16, 2010

DRY BULK CAPE HOLDING INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of USD)
	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash (Note 3)	3,248	1,299
Trade receivables (Note 4)	923	1,227
Receivables from management company (Note 5)	927	737
Assets held for sale (Note 6)	19,860	-
Inventories (Note 7)	350	272
Other current assets	211	160
Total current assets	25,519	3,695

Restricted cash (Note 3)	2,200	1,000
Vessels, net of accumulated depreciation (Note 8)	56,539	79,344
Vessels under construction (Note 9)	14,870	14,178
Other assets (Note 10)	721	1,864
TOTAL ASSETS	99,849	100,081

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade payables	323	54
Accrued expenses (Note 11)	293	398
Advances from shareholders (Note 12)	260	260
Current portion of bank borrowings (Note 13)	13,089	96,036
Liabilities related to assets held for sale (Note 13)	15,500	-
Total current liabilities	29,465	96,748

Long term bank borrowings, net of current portion (Note 13)	58,947	-
Total liabilities	88,412	96,748

SHAREHOLDERS’ EQUITY (Note 14)
Common shares	-	-
Additional paid-in capital	3,202	3,202
Retained earnings	8,235	131
Total shareholders’ equity	11,437	3,333

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	99,849	100,081

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENETS OF INCOME
(In thousands of USD)
	For the year ended	For the year ended	For the year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Shipping income (Note 15)	21,046	20,696	24,527

Costs of shipping income
Vessel expenses ( (Note 16)	(3,749)	(3,507)	(2,929)
Vessel depreciation	(2,544)	(2,530)	(2,693)
	(6,293)	(6,037)	(5,622)

GROSS PROFIT	14,753	14,659	18,905

Management fees (Note 17)	(384)	(384)	(384)
General and administrative expenses	(98)	(62)	(221)
	(482)	(446)	(605)

OPERATING INCOME	14,271	14,213	18,300

Financial expenses, net (Note 18)	(2,765)	(3,293)	(5,260)

INCOME FROM CONTINUING
OPERATIONS	11,506	10,920	13,040

Income from discontinued
operations (Note 19)	2,598	31,221	283

NET INCOME	14,104	42,141	13,323

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENETS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2009, 2008 and 2007
(In thousands of USD)		Additional
	Common	Paid-In	Retained		Comprehensive
	Stock	Capital	Earnings	Total	Income

BALANCE--
January 1, 2007	-	6,702	11,467	18,169

Net income	-	-	13,323	13,323	13,323

Capital increase	-	1,500	-	1,500

Dividends paid	-	-	(8,800)	(8,800)

BALANCE--
December 31, 2007	-	8,202	15,990	24,192

Net income	-	-	42,141	42,141	42,141

Capital repayment	-	(5,000)	-	(5,000)

Dividends paid	-	-	(5,800)	(5,800)

BALANCE--
December 31, 2008	-	3,202	131	3,333

Net income	-	-	14,104	14,104	14,104

Dividends paid	-	-	(6,000)	(6,000)

BALANCE--
December 31, 2009	-	3,202	8,235	11,437

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of USD)
	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
OPERATING ACTIVITIES:
Net income	14,104	42,141	13,323
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation of vessels	3,638	4,240	5,137
Amortization of deferred dry-docking charges	385	339	121
Amortization of deferred financing costs	66	66	66
Gain on sale of a vessel	-	(31,792)	-
Changes in operating assets and liabilities:
Other receivables	-	195	1,591
Inventories	(78)	(57)	144
Payments for dry-docking charges	-	(1,453)	(473)
Other assets, trade and management company receivables	62	2,343	(2,078)
Trade accounts payable	269	54	-
Accrued expenses and payables to related companies	(105)	(386)	(134)
Net cash provided by operating activities	18,341	15,690	17,697

INVESTING ACTIVITIES:
Payments on vessels under construction	(692)	(542)	(13,636)
Increase in restricted cash	(1,200)	-	-
Proceeds from sale of a vessel, net of direct expenses	-	53,300	-
Net cash (used in) / provided by investing activities	(1,892)	52,758	(13,636)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	-	-	12,036
Repayments of bank borrowings	(8,500)	(6,500)	(6,500)
Capital (repayment) / increase	-	(5,000)	1,500
Dividends paid	(6,000)	(58,000)	(8,800)
Net cash used in financing activities	(14,500)	(69,500)	(1,764)
NET INCREASE / (DECREASE) IN CASH	1,949	(1,052)	2,297
CASH AT BEGINNING OF YEAR	1,299	2,351	54
CASH AT END OF YEAR	3,248	1,299	2,351

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	3,811	4,681	6,666

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2009
(Amounts expressed in thousands of USD unless otherwise stated)

1.	ORGANIZATION AND BUSINESS

Dry Bulk Cape Holding Inc. (the “Company”) was founded on September 16, 2003 and is incorporated in the Republic of Panama.  DryLog Bulkcarriers Ltd. and Cape Shipholding Inc., an affiliate of International Shipholding Corporation (collectively, the “Shareholders”), each owned 50% of the Company’s outstanding common shares.  The Company’s common stock is not publicly traded.  The Company and its subsidiaries referred to below (collectively, the Group) are engaged in international bulk carrier shipping operations.

As of December 31, 2006, the Company has the following four British Virgin Island-incorporated subsidiaries:

a.	Dry Bulk Africa Ltd. (“Bulk Africa”). Bulk Africa owns “M.V. Bulk Africa”, a bulk carrier cape size vessel;

b.	Dry Bulk Australia Ltd. (“Bulk Australia”). Bulk Australia owns “M.V. Bulk Australia”, a bulk carrier cape size vessel;

c.	Dry Bulk Fern Ltd. (“Bulk Fern”). Bulk Fern owns “M.V. Bulk Fern”, a bulk carrier panamax vessel built in 1998; and

d.	Dry Bulk Cedar Ltd. (“Bulk Cedar”). Bulk Cedar owns “M.V. Bulk Cedar”, a bulk carrier panamax vessel built in 1998.

During 2007, the Company incorporated in the British Virgin Islands two new subsidiaries, Dry Bulk Oceanis Ltd. (“Bulk Oceanis”) and Dry Bulk Americas Ltd. (“Bulk America”).  Through these new entities, the Company entered into a ship sale agreement with Mitsui & Co. Ltd. for the acquisition of two handysize vessels to be delivered in 2012.  The purchase price of each vessel is denominated in two currency denominations comprising USD 17.70 million and JPY 1.77 billion.

M.V. Bulk Cedar, since November 2005, was employed under a time charter contract with a related company, Ceres Bulk Carriers Transportes Maritimos Lda. (formerly Coeclerici Ceres Bulk Carriers Transportes Maritimos Lda.), which is 35% owned by DryLog Ltd, the parent company of DryLog Bulkcarriers Ltd.  The Group and Ceres Bulk Carrier Transportes Maritimos Lda, in June 2008, entered into an early termination agreement in consideration for a payment of $15,131 thousand by the Group in order for the Group to consummate a sale of M.V. Bulk Cedar to a third party.  The Group realized net gain of USD 31,792 thousand (see Note 19) which is included in “Income from discontinued operations” in the Group’s consolidated statements of income.

M.V. Bulk Fern, similar to M.V. Bulk Cedar, was employed under a time charter contract with Ceres Bulk Carriers Transportes Maritimos Lda since November 2005.  The time charter contract expired in December 2009 and, subsequent to such expiration, M.V. Bulk Fern was employed in short-term time charter through 2009.  Also, the Group in 2009 entered into a Memorandum of Understanding for the sale of M.V. Bulk Fern for delivery in March 2010 for $23.1 million.  Accordingly, the net book value of M.V. Bulk Fern of USD 19,860 thousand was presented as “Assets held for sale” at December 31, 2009.  The Group realized a gain (net of the brokerage commissions) of about USD 2,500 thousand from the sale in 2010. In addition, the results of operations attributable to M.V. Bulk Fern for the years December 31, 2009, 2008 and 2007 have been reclassified and included in “Income from discontinued operations”.

Through December 31, 2007 M.V. Bulk Africa and the M.V. Bulk Australia participated in the C Transport Cape Size Ltd. shipping pool (the “Shipping Pool”), which is ultimately owned and managed by DryLog Group.  There were approximately eight other vessels in the Shipping Pool as of December 31, 2007, of which three vessels were also owned 75%, 75%, and 37.5%, respectively, by DryLog Group.

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

Consolidation—The consolidated financial statements include the financial statements of the Company and its 100% controlled subsidiaries.  Those subsidiaries included Bulk Africa, Bulk Australia, Bulk Fern and Bulk Cedar, Bulk Oceanis and Bulk Americas for the years ended December 31, 2009, 2008 and 2007.

The financial statements used for the preparation of the consolidated financial statements are those as of December 31, 2009 and 2008, the dates coinciding with the year-end for each year presented by the group holding company. The consolidated financial statements are prepared from the primary financial statements, which are in accordance with International Financial Reporting Standards, and are approved by the shareholders of the individual companies or prepared by the Boards of Directors for their approval.

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

Foreign Currencies—The functional currency of the Group is United States dollar (“USD”) because the majority of its revenues, costs, vessel purchases, and debt and trade liabilities are either priced, incurred, or payable in USD.   Transactions denominated in foreign currencies are translated into USD using the rate ruling at the date of the transaction.  Monetary assets and liabilities denominated into foreign currencies are translated into USD, at year-end rates.   All resulting exchange differences are recognized in the consolidated statement of income. No significant exchange differences arose in 2009, 2008 and 2007.

Cash and Cash Equivalents—  The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At December 31, 2009 and 2008, cash consists only of those balances in the Group’s bank accounts.

Vessel Expenses and Dry-docking Cost— Vessel expenses are direct costs incurred to operate the Group’s vessels. These costs are expensed as incurred.

The Group defers certain costs related to the dry-docking of the vessels. Deferred dry-docking costs are capitalized as incurred and amortized on a straight-line basis over the period between dry-dockings (generally five years). The Group incurred no dry-docking costs in 2009 and incurred dry-docking costs of USD 1,453 thousand in 2008 and USD 473 thousand in 2007.

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

Interest and finance costs relating to vessels, barges, and other equipment under construction are capitalized to properly reflect the cost of assets acquired.  Interest was capitalized as part of construction in progress in 2009, 2008 and 2007, for the amounts of USD 692, USD 293 and USD 542 thousand, respectively.

Impairment losses are recorded on vessels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the vessels’ carrying amount.  In the evaluation of the fair value and future benefits of vessels, the Group performs an analysis of the anticipated undiscounted future net cash flows of the vessels.  If the carrying value of the related vessels exceeds the undiscounted cash flows, the carrying value of the vessel is reduced to its fair value. Various factors including future charter rates and vessel operating costs are considered in this analysis. The fair value of the vessels is estimated from market-based evidence by appraisals that are normally undertaken by at least two professionally qualified brokers.

The Group determined that no indicators of impairment were present during 2009 and no impairment losses need to be recognized in 2009, 2008 and 2007.

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

The Group provides for income taxes in accordance with Accounting Standards Codification (“ASC”) No. 740, Income Taxes.  Under ASC No. 740, the liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Due to the nature of the Group’s operations, no income taxes have been reflected in the accompanying consolidated financial statements.

Income from Discontinued Operations— In 2009 the Group signed a Memorandum of Understanding for the sale of M.V. Bulk Fern with delivery in 2010.  For the same reason described below in connection with the sale of M.V. Bulk Cedar, the vessel’s net value equal to USD 19,900 thousand was classified in the caption “Assets held for sale”. The results of operations attributable to M.V. Bulk Fern is reflected as discontinued operations in the Group's consolidated statements of income for the periods presented.

In June 2008, the Group sold M.V. Bulk Cedar vessel for USD 71,500 thousand. The Group determined that the sale met the requirements of ASC No. 360, Property, Plant & Equipment, and, accordingly, the results of operations attributable to M.V. Bulk Cedar is reflected as discontinued operations in the Group's consolidated statements of income for the periods presented. The amount presented as discontinued operations for the year ended December 31, 2008 included the gain on sale of the vessel of USD 32,000 thousand.

Comprehensive Income—Comprehensive income is defined as the change in equity of a company during a period from non-owner sources. Comprehensive income of the Group for the years ended December 31, 2009, 2008 and 2007 consisted only of the reported net income.

Recent Accounting Pronouncements— In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on the consolidated financial statements.

The FASB issued FASB ASC effective for financial statements issued after September 15, 2009.  The ASC is an aggregation of previously issued guidance reorganized into subject areas.  All other literature or guidance not included in the codification becomes ‘non-authoritative”.  Upon adoption, the Company did not have non-authoritative adjustments.  Subsequent revisions to the codification will be incorporated through Accounting Standards Updates (“ASU”).

In August 2009, FASB issued ASU 2009-05 “Fair Value Measurements and Disclosures of (Topic 820) – Measuring Liabilities at Fair Value” which provides clarification for the fair value measurements of certain liabilities and acceptable techniques to do so. It also confirmed that certain of these techniques should be considered as Level 1 fair value measurements. The guidance is effective in the first reporting period beginning after issuance.

3.         CASH AND RESTRICTED CASH

As of December 31, 2009 and 2008, cash of USD 3,248 thousand and USD 1,299 thousand, respectively, reflects the balance at year-end of the Group’s bank accounts denominated in US Dollars.

Restricted cash includes:
- USD 1,000 thousand as of December 31, 2009 and 2008, respectively, represents restricted cash as a result of the Group’s debt agreement with HSH Nordbank AG as discussed in Note 13;
- USD 1,200 thousand as of December 31, 2009 held as restricted cash to collateralize our original loan of USD 103.5 million with HSH Nordbank AG (see Note 13).  The agreement with HSH Nordbank AG also requires that the bank the amount of this deposit be increased to USD 2,400 thousand and USD 3,600 thousand as of December 31, 2010 and 2011, respectively.

4.	TRADE RECEIVABLES

As of December 31, 2009 trade receivables of USD 923 thousand only relates to the amount due by C Transport Cape Size Ltd in connection with the time charter of M.V. Bulk Africa and M.V. Bulk Australia (see Note 1).

As of December 31, 2008 trade receivables of USD 1,227 thousand was comprised of USD 921 thousand for the amount due by C Transport Cape Size Ltd in connection with the time charter of M.V. Bulk Africa and M.V. Bulk Australia (see Note 1) and of USD 306 thousand for the amount due by the charterer of M.V. Bulk Fern.

5.	RECEIVABLES FROM MANAGEMENT COMPANY

As of December 31, 2009 and 2008, the balances of USD 927 thousand and USD 737 thousand, respectively, include the amounts advanced to a related company, Unisea Shipping Ltd, in connection with the technical management of the vessels.

6.	ASSETS HELD FOR SALE

As of December 31, 2009, “Assets held for sale” relate to the carrying amounts of assets and liabilities attributable to M.V. Bulk Fern which has been sold and delivered in 2010 to the buyer (see Note 1).

As described at Note 1 and Note 13, due to the sale of the vessel, the Group made an extra loan repayment of USD 22 million in April 2010; USD 15.5 million of this amount has been shown in the caption “Liabilities related to assets held for sale”.

7.	INVENTORIES

The balance of USD 350 thousand and USD 272 thousand as of December 31, 2009 and 2008, respectively, shown as inventories represents the cost of lubricants on board the vessels as of the end of the year.

8.	VESSELS, NET OF ACCUMULATED DEPRECIATION

The 2009 and 2008 movements in this caption are the following (in thousands of USD):

	2009	2008
Cost
At January 1,	97,000	121,500
Sale of M.V. Bulk Cedar	-	(24,500)
Reclassification of M.V. Bulk Fern	(24,000)	-
At December 31,	73,000	97,000

Accumulated depreciation
At January 1,	17,656	16,579
Charge for the year	3,638	4,240
Sale of M.V. Bulk Cedar	-	(3,163)
Reclassification of M.V. Bulk Fern	(4,833)	-
At December 31,	16,461	17,656

Net Book Value
At January 1,	79,344	104,921
At December 31,	56,539	79,344

The depreciation charged for the year ended December 31, 2008 includes the amounts of USD 575 thousand, related to M.V. Bulk Cedar sold in 2008.

The depreciation charged for the years ended December 31, 2009 and 2008 includes the amounts of USD 1,094 thousand and 1,135 thousand, respectively, related to M.V. Bulk Fern classified in 2009 as asset held for sale.

The present insured value of the vessels in respect of actual and/or constructive total loss is USD 177 million.

There are collateral registered on vessels M.V. Bulk Australia, M.V. Bulk Africa, and M.V. Bulk Fern as security for the unpaid balance of the bank borrowings.

9.	VESSELS UNDER CONSTRUCTION

The amount of USD 14.9 million and USD 14.2 million as of December 31, 2009 and 2008, respectively, shown in the line item “Vessels under construction” relates to the first installment paid in 2007 to Mitsui & Co. plus additional costs (mainly interest expenses and bank commission incurred during 2009, 2008 and 2007 for USD 692 thousand, 542 thousand, and 367 thousand, respectively) in connection with the construction of two handysize vessels at the Tsuneishi Yard.  Delivery is expected in 2012 and the purchase price of each vessel, denominated in two currencies, is the sum of USD 17.7 million and JPY 1.77 billion (USD 19.1 million at December 31, 2009 using exchange rate of USD1: 92.4337 ¥).

As a condition for the release of the pre-delivery loan, the Group assigned the rights arising from the construction contracts in favor of HSH Nordbank AG.

10.	OTHER ASSETS

Other assets of USD 721 thousand and USD 1,864 thousand as of December 31, 2009 and 2008, respectively, include the following:

-	USD 258 thousand (USD 324 thousand as of December 31, 2008) related to unamortized deferred financing costs, including legal expenses in connection with bank borrowings from HSH Nordbank AG, and

-	USD 463 thousand (USD 1,540 thousand as of December 31, 2008) related to the unamortized deferred dry-docking charges.

The movements in this caption are the following (in thousands of USD):

	Deferred	Deferred	Total
	Financing	Dry-docking
	Costs	Charges

Balance as of January 1, 2008	390	597	987
Increase	-	1,453	1,453
Amortization	(66)	(339)	(405)
Decrease attributable to the sale of M.V. Bulk Cedar	-	(171)	(171)
Balance as of December 31, 2008	324	1,540	1,864
Amortization	(66)	(385)	(451)
Reclassification of amounts attributable to M.V. Bulk Fern	-	(692)	(692)
Balance as of December 31, 2009	258	463	721

In 2008, the dry-docking costs incurred of USD 1,453 thousand were for M.V. Bulk Australia and for M.V. Bulk Fern.

11.	ACCRUED EXPENSES

The balance of USD 293 thousand and USD 398 thousand as of December 31, 2009 and 2008, respectively, mainly relates to accrued interest expenses.

12.        ADVANCES FROM SHAREHOLDERS

In 2004, each Shareholder advanced cash to the Company in the amount of USD 150 thousand for a total of USD 300 thousand. The cash advance is pursuant to the Joint Venture Agreement, signed on November 5, 2003 by the Shareholders.  The advance was made to meet the working capital needs of the Group and is interest-free.  The advance will be repaid at the discretion of the Company’s Board of Directors. During 2005, part of the cash advance for USD 40 thousand was converted into capital, and as a consequence at the end of 2005 the advances from shareholders amounted to USD 260 thousand.  No changes in this balance occurred during 2009, 2008 and 2007.

13.   BANK BORROWINGS

    The bank borrowings are composed as following (in thousands of USD):

Bank borrowings at December 31, 2009

	Current	Long term	Liabilities	Total
	Portion	Portion	related to assets
			held for sale
HSH Nordbank AG - USD 103,500 loan facility	13,089	46,911	15,500	75,500

HSH Nordbank AG - USD 30,090 loan facility	-	12,036	-	12,036

Balance as of December 31, 2009	13,089	58,947	15,500	87,536

Bank borrowings at December 31, 2008

	Current	Long term	Total
	portion	portion

HSH Nordbank AG - USD 103,500 loan facility	84,000	-	84,000

HSH Nordbank AG - USD 30,090 loan facility	12,036	-	12,036

Balance as of December 31, 2008	96,036	-	96,036

In 2008 the Group failed to meet certain financial covenants, such as the payment of dividends of USD 58 million, repayment of capital for USD 5 million (totaling USD 63 million), as well as the payment by DryLog Ltd. of dividends exceeding 50% of consolidated net results. The Group requested a bank waiver which was received after the approval of the issuance of the 2008 Financial Statements. For this reason, in 2008 bank borrowings were classified as short-term debt. In 2009, the non-compliance with the financial covenants have been cured and at December 31, 2009 the Group is in compliance with such financial covenants.

As a consequence of the sale of M.V. Bulk Fern (see Note 1), in 2009, the bank required that the Company repay USD 15.5 million of the loans that were secured by its entire fleet comprising of 4 vessels based on the bank’s assessment of the aggregate value of the three vessels that will continue to secure the loans. This amount was paid in 2010 and, at December 31, 2009, classified as “liabilities associated with assets held for sale” in the balance sheet.  In addition, the Company voluntarily made an additional payment on the loan of USD 6.5 million in April 2010 using the proceeds from the sale of M.V. Bulk Fern. The loan payment schedule taking into account the foregoing is as follows:

(USD/000)
2010	(*) 28,589
2011	5,951
2012	5,951
2013	35,009
Total	75,500

(*) This includes the required payment of USD15.5 million and additional voluntary payment of USD6.5 million.

The interest rate on this loan is LIBOR plus a spread of 2.82% at December 31, 2009 (3.43% at December 31, 2008).

The above facility is collateralized by first priority mortgage registered over all Group's vessels, as well as assignments of such vessel's earnings and insurance.

The facility loan agreement with HSH Nordbank AG signed at the end of November 2005 requires the Group to comply with some financial covenants. The most significant of the covenants include a requirement to maintain: (1) a minimum cash liquidity of USD 1,000 thousand, (2) a ratio of current assets to current liabilities not less than one (excluding the current portion of the loan), and (3) a minimum net worth (defined as book net equity adjusted to market value of vessels) not less than USD 65 million. In case the Group will not meet the financial covenants and such is not remedied immediately, the bank could request the immediate repayment of the loan’s outstanding amount.

During 2007, the Group entered into a pre-delivery loan facility for the amount of USD 30,090 thousand from HSH Nordbank AG in order to finance the construction of two Tsuneishi Handymaxes as described above. The facility covers 85% of the pre-delivery purchase price and was drawn down, as of year-end, for an amount of USD 12,036 thousand. The facility will be repaid at the expected date of vessels delivery in 2012.  The Group will also need to find the financial resources needed to fully pay the pre-delivery loan facility and to pay the last installments to the shipyard in order to finalize the purchase of the two vessels. The pre-delivery loan agreement has been guaranteed by DryLog Ltd. and requires the compliance with some financial covenants which should be computed on the DryLog Group consolidated financial statements. At December 31, 2009 the Group is in compliance with such financial covenants.

The interest rate on this pre-delivery loan is LIBOR plus a spread of 3.15% at December 31, 2009 (2.98% at December 31, 2008).

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

Each shareholder shall contribute towards the equity contribution in accordance with their ownership percentage in the Group. As of December 31, 2006, the additional paid in capital to the Group from the shareholders was USD 6,702 thousand, of which 50% of the amount was paid by each shareholder. In 2007, the shareholders decided to increase the additional paid in capital to USD 8,202 thousand providing cash for a total amount of USD 1.5 million. In 2008 the shareholders decided on a capital repayment of USD 5,000 thousand.

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

The changes in shareholders’ equity during 2009 are shown in the consolidated statements of shareholders equity.

15.        SHIPPING INCOME

The shipping income is composed of the following (in thousands of USD):

	2009	2008	2007
Revenues from Shipping Pool	-	-	24,527
Revenues from time charters contracts	28,972	25,984	7,245
	28,972	25,984	31,772

Less M.V. Bulk Cedar and Bulk Fern income (see Note 19)	(7,926)	(5,288)	(7,245)

Total shipping income, continuing operations	21,046	20,696	24,527

As the revenues of M.V. Bulk Fern and Bulk Cedar have been classified in income from discontinued operations, the 2009 and 2008 revenues only relate to the hire of M.V. Bulk Africa and Bulk Australia, employed with the related company, C Transport Cape Size Ltd. The Shipping Pool terminated its activity at December 31, 2007.

See Note 1 and 2 for further discussion on the revenue recognition policy of the Group.

16.        VESSEL EXPENSES

  The detail of the vessel expenses is the following (in thousands of USD)

	2009	2008	2007

Wages and other crew expenses	2,592	2,828	2,908
Insurance	1,167	683	577
Bunker	889	290	-
Lube Oils	689	680	831
Maintenance	514	601	467
Spare parts	384	529	310
Stores	194	353	333
Port expenses and other sundry expenses	154	65	333
Certificates & Class	125	233	111
Amortization of deferred dry-docking charges	385	339	121
Brokerage commissions	88	-	-
Communication	59	73	89

	7,240	6,674	6,080
Less M.V. Bulk Cedar expenses (see Note 19)	-	(992)	(1,640)
Less M.V. Bulk Fern expenses (see Note 19)	(3,491)	(2,175)	(1,511)

Total vessels expenses	3,749	3,507	2,929

Vessel expenses of M.V Bulk Fern and Bulk Cedar have been included in income from discontinued operations.

The 2009 insurance costs include the amount of USD 137 thousand, paid as premium to a related company, Diamond Marine Insurance Company Limited (an entity domiciled in Bermuda). Diamond Marine Insurance Company Limited and Dry Log Ltd. are commonly controlled entities (controlled by the same shareholder or group of shareholders). DM acts only as broker placing on the insurance market the 60% of the risks related to hull and machinery and freight for the three vessels owned by the Company. The aim of using Diamond Marine Insurance Company Limited as broker is to obtain favorable conditions by primary insurance operators. The remaining part of the risks (40%) is insured directly by the Company without intermediation of Diamond Marine Insurance Company Limited.

17.	MANAGEMENT FEES

The detail of the management fees is the following (in thousands of USD):

	2009	2008	2007
Unisea Shipping Ltd	432	576	576
DryLog Ltd	144	168	192

	576	744	768
Less fees of M.V. Bulk Cedar and Bulk Fern (see Note 19)	(192)	(360)	(384)
Total	384	384	384

Unisea Shipping Ltd was appointed in 2005 as technical manager of the vessels; on the basis of ship management agreement the remuneration is a yearly lump sum for each vessel.

In 2009, 2008 and 2007, DryLog Ltd (the shareholder of DryLog Bulkcarriers Ltd) provided the accounting, reporting, treasury and other corporate functions to the Group for a management fee of USD 4 thousand per month per vessel.

18.           FINANCIAL EXPENSES, NET

This caption includes the following (in thousands of USD):

	2009	2008	2007
Interest income	12	136	149
Loan interest expenses	(2,711)	(3,363)	(5,343)
Amortization of deferred financing costs	(66)	(66)	(66)

Total financial expenses, net	(2,765)	(3,293)	(5,260)

         The reduction in interest expenses for 2009 and 2008 is mainly due to the decrease in the interest rates.

19. INCOME FROM DISCONTINUED OPERATIONS

This caption relates to the M.V. Bulk Cedar, sold in 2008, and M.V. Bulk Fern; as described in Note 1 in 2009 the Group signed a Memorandum of Understanding for the sale of M.V. Bulk Fern with delivery at the end of the first quarter of 2010.

Income from discontinued operations is comprised of the following (in thousands of USD):

	2009	2008	2007
Shipping income	7,926	5,288	7,245
Vessel expenses	(3,491)	(3,167)	(3,151)
Vessel depreciation	(1,094)	(1,710)	(2,444)
Management fees	(192)	(360)	(384)
Net gain on the sale of the vessel	-	31,792	-
Loan interest expense attributable to debt repaid	(551)	(622)	(983)

Total income from discontinued operations	2,598	31,221	283

The 2009 shipping income is presented net of a loss amounting to USD 297 thousand, generated by a derivative contract on freight (Forward Freight Agreement), entered into in 2009 by Dry Bulk Fern Ltd. with the related company, Freight Trading Limited. This contract was terminated in 2009 and there are no Forward Freight Agreements outstanding at year-end.  The counterparty to the Forward Freight Agreement was Freight Trading Limited of Bermuda, an investment fund operating in derivatives shipping markets.  DryLog Ltd is an investor and also the manager of the fund.

The sale price of M.V. Bulk Cedar was equal to USD 71.5 million. The 2008 gain on the sale amounting to USD 31.8 million is net of the compensation for the early termination of the existing time charter contract with Ceres Bulk Carriers Transportes Maritimos Lda. (USD 15.1 million), brokerage commission (USD 2.2 million of which USD 715 thousand was paid to DryLog Group), and of USD 850 thousand paid to the buyer in connection with the settlement of a claim related to the timing of the vessel’s delivery.

Interest expense attributable to discontinued operations was allocated as the portion of interest expense for the year related to debt repaid as a result of the asset sale in 2010 (USD15.5 million) over total average debt for each of the years, respectively.

20.	RELATED PARTIES

In 2009 and 2008, transactions with related parties are those with C Transport Cape Size Ltd (see Note 1), Ceres Bulk Carriers Transportes Maritimos Lda (see Note 1), Diamond Marine Insurance Company Limited (see Note 17), Unisea Shipping Ltd, DryLog Ltd (see Note 16)  and with the shareholders, DryLog Bulkcarriers Ltd and Cape Shipholding Inc. (see Notes 12 and 14).

21.        SUBSEQUENT EVENTS

Subsequent events have been evaluated through June 16, 2010, the date the financial statements were available to be issued.

According to the time charter contracts described in Note 1 for M.V. Bulk Africa and M.V. Bulk Australia (three years time charter with C Transport Cape Size Ltd), the minimum total contractual future rentals for the Group in the next years is expected to be in the following amounts (assuming no off-hire periods):

Year	USD/000

2010	25,420
2011	-
Total	25,420

In 2010 M.V. Bulk Fern was employed in the market through time charter contracts or spot voyages until its sale at the end of the first quarter 2010.