Form 10-Q
period 2010-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 2010-07-29
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Common stock, $1 par value. . . . . . . . 7,208,159 shares outstanding as of June 30, 2010

INTERNATIONAL SHIPHOLDING CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Revenues	$85,084	$99,815	$157,998	$197,893

Operating Expenses:
Voyage Expenses	61,513	76,862	116,456	154,943
Vessel Depreciation	4,984	5,225	8,748	10,394
Impairment Loss	-	2,899	-	2,899

Gross Voyage Profit	18,587	14,829	32,794	29,657

Administrative and General Expenses	5,415	4,670	11,434	10,940
Loss/(Gain) on Sale of Other Assets	46	-	(75)	-

Operating Income	13,126	10,159	21,435	18,717

Interest and Other:
Interest Expense	2,433	1,402	4,032	2,870
Gain on Sale of Investment	(16)	-	(16)	-
Other Income from Vessel Financing	(590)	-	(1,194)	-
Investment (Income) Loss	(987)	141	(1,166)	332
Foreign Exchange Loss	3,148	-	3,148	-
	3,988	1,543	4,804	3,202

Income Before (Benefit) Provision for Income Taxes
and Equity in Net Income of Unconsolidated Entities	9,138	8,616	16,631	15,515

(Benefit) Provision for Income Taxes:
Current	170	65	340	130
Deferred	(200)	(286)	(965)	(2,015)
State	-	(5)	(17)	44
	(30)	(226)	(642)	(1,841)
Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	448	1,817	2,911	2,778

Net Income	$9,616	$10,659	$20,184	$20,134

Basic and Diluted Earnings Per Common Share:

Net Income Per Share - Basic	$1.33	$1.47	$2.79	$2.79
	$1.33	$1.47	$2.79	$2.79

Net Income Per Share - Diluted	$1.32	$1.46	$2.76	$2.78
	$1.32	$1.46	$2.76	$2.78

Weighted Average Shares of Common Stock Outstanding:
Basic	7,242,126	7,228,570	7,245,642	7,220,863
Diluted	7,295,638	7,278,782	7,308,398	7,253,360

Dividends Per Share	$0.375	$0.500	$0.875	$1.000

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	June 30,	December 31,
ASSETS	2010	2009

Current Assets:
Cash and Cash Equivalents	$13,815	$47,468
Marketable Securities	18,643	10,333
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $274 and $299 in 2010 and 2009:
Traffic	9,732	5,221
Agents'	2,754	3,353
Other	20,515	12,637
Net Investment in Direct Financing Leases	5,294	52,649
Other Current Assets	2,645	1,640
Notes Receivable	4,248	5,348
Material and Supplies Inventory, at Lower of Cost or Market	3,417	3,100
Total Current Assets	81,063	141,749

Investment in Unconsolidated Entities	23,257	15,971

Net Investment in Direct Financing Leases	52,990	55,046

Vessels, Property, and Other Equipment, at Cost:
Vessels	443,771	314,534
Leasehold Improvements	26,128	26,128
Construction in Progress	34,718	49,496
Furniture and Equipment	7,947	6,966
	512,564	397,124
Less - Accumulated Depreciation	(194,791)	(185,292)
	317,773	211,832

Other Assets:
Deferred Charges, Net of Accumulated Amortization	12,430	15,914
of $15,049 and $20,826 in 2010 and 2009, Respectively
Acquired Contract Costs, Net of Accumulated Amortization	-	364
of $30,526 and $30,162 in 2010 and 2009, Respectively
Due from Related Parties	5,187	5,043
Notes Receivable	42,266	44,390
Other	6,358	6,341
	66,241	72,052

	$541,324	$496,650

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$17,805	$68,789
Accounts Payable and Accrued Liabilities	31,667	31,039
Total Current Liabilities	49,472	99,828

Long-Term Debt, Less Current Maturities	182,167	97,635

Other Long-Term Liabilities:
Deferred Income Taxes	4,162	2,070
Lease Incentive Obligation	5,736	6,262
Other	53,363	51,924
	63,261	60,256

Stockholders' Investment:
Common Stock	8,525	8,484
Additional Paid-In Capital	83,942	83,189
Retained Earnings	193,730	180,121
Treasury Stock	(25,403)	(20,172)
Accumulated Other Comprehensive (Loss)	(14,370)	(12,691)
	246,424	238,931

	$541,324	$496,650

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)
	Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$20,184	$20,134
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	9,040	10,619
Amortization of Deferred Charges and Other Assets	5,087	4,928
Deferred Benefit for Federal Income Taxes	(965)	(1,885)
Impairment Loss	-	2,899
Equity in Net Income of Unconsolidated Entities	(2,911)	(2,778)
Distributions from Unconsolidated Entities	1,500	2,000
Gain on Sale of Assets	(75)	-
Gain on Sale of Investments	(16)	-
Loss on Foreign Currency Exchange	3,148	-
Deferred Drydocking Charges	(244)	(10,194)
Changes in:
Accounts Receivable	(11,790)	(4,377)
Inventories and Other Current Assets	505	691
Other Assets	(2)	(1,335)
Accounts Payable and Accrued Liabilities	397	10,992
Pension Plan Funding	(150)	(1,000)
Other Long-Term Liabilities	602	(1,577)
Net Cash Provided by Operating Activities	24,310	29,117

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	2,935	3,985
Capital Expenditures for Vessels, Leasehold Improvements, and Other Assets	(72,642)	(11,869)
Proceeds from Sale of Assets	3,853	-
Purchase of Marketable Securities	(8,708)	(10,323)
Proceeds from Sale of Marketable Securities	598	-
Investment in Unconsolidated Entities	(2,584)	-
Principal payments received on Related Party Notes Receivable	2,012	9
Net Cash Used by Investing Activities	(74,536)	(18,198)

Cash Flows from Financing Activities:
Common Stock Repurchase	(5,231)	-
Proceeds from Issuance of Debt	122,306	8,007
Repayment of Debt	(93,409)	(6,522)
Additions to Deferred Financing Charges	(518)	(64)
Common Stock Dividends Paid	(6,575)	(7,252)
Net Cash Provided (Used) by Financing Activities	16,573	(5,831)

Net (Decrease) Increase in Cash and Cash Equivalents	(33,653)	5,088
Cash and Cash Equivalents at Beginning of Period	47,468	51,835

Cash and Cash Equivalents at End of Period	$13,815	$56,923
The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and as permitted thereunder we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.  The condensed consolidated balance sheet as of December 31, 2009 included in this report has been derived from the audited financial statements at that date.

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

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended June 30, 2010 and 2009:

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

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the six months ended June 30, 2010 and 2009:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2010	2009	2010	2009
Service cost	$280	$276	$10	$8
Interest cost	744	742	198	220
Expected return on plan assets	(854)	(712)	-	-
Amortization of prior service cost	(2)	(2)	(6)	(6)
Amortization of Net (Gain)/Loss	172	226	-	-
Net periodic benefit cost	$340	$530	$202	$222

We contributed $150,000 to our Pension Plan through June 30, 2010 and contributed another $150,000 on July 15th, 2010.  We are monitoring market conditions and based on the current market conditions, we anticipate additional contributions to be made by the end of the fourth quarter of 2010 of approximately $1.0 million.

Note 3.  Operating Segments

Our three operating segments, Time Charter Contracts, Contracts of Affreightment (“COA”), and Rail-Ferry Service, are identified primarily by the characteristics of the contracts and terms under which our vessels are operated.  Beginning with this second quarter Form 10-Q report, we have split Time Charter Contracts into two different operating segments, Time Charter Contracts – US Flag and Time Charter Contracts – International flag.  Although we believe our previous segment reporting was appropriate, this change will further align our segment disclosures with the information reviewed by our chief operating decision maker.  All prior period data for the previous Time Charter Contracts Segment has been restated based on the new operating segments.  We report in the Other category results of several of our subsidiaries that provide ship and cargo charter brokerage and agency services.  We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.

We allocate interest expense to the segments in proportion to the book values of the vessels owned within each segment.  We do not allocate to our segments administrative and general expenses, investment income, gain on sale of investment, foreign exchange gain or loss, equity in net income of unconsolidated entities, or income taxes.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.

        The following table presents information about segment profit and loss for the six months ended June 30, 2010 and 2009:

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2010
Revenues from External Customers	$109,855	$26,812	$8,472	$11,404	$1,455	$157,998
Intersegment Revenues (Eliminated)	-	-	-	-	(7,441)	(7,441)
Intersegment Expenses (Eliminated)	-	-	-	-	7,441	7,441
Voyage Expenses	78,167	16,880	8,368	11,756	1,285	116,456
Vessel Depreciation	4,909	994	-	2,839	6	8,748
Gross Voyage Profit (Loss)	26,779	8,938	104	(3,191)	164	32,794
Interest Expense	1,633	1,370	-	751	278	4,032
Gain on Sale of Other Asset	-	-	-	-	75	75
Segment Profit (Loss)	25,146	7,568	104	(3,942)	(39)	28,837
2009 (restated)
Revenues from External Customers	$147,176	$25,706	$8,962	$14,672	$1,377	$197,893
Intersegment Revenues (Eliminated)	-	-	-	-	(6,316)	(6,316)
Intersegment Expenses (Eliminated)	-	-	-	-	6,316	6,316
Voyage Expenses	111,442	20,910	7,866	13,439	1,286	154,943
Vessel Depreciation	6,660	803	-	2,925	6	10,394
Impairment Loss	-	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	29,074	1,094	1,096	(1,692)	85	29,657
Interest Expense	1,501	473	-	640	256	2,870
Segment Profit (Loss)	27,573	621	1,096	(2,332)	(171)	26,787

The following table presents information about segment profit and loss for the three months ended June 30, 2010 and 2009:

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts- International Flag	COA	Rail-Ferry Service	Other	Total
2010
Revenues from External Customers	$58,399	$15,008	$4,513	$6,268	$896	$85,084
Intersegment Revenues (Eliminated)	-	-	-	-	(3,708)	(3,708)
Intersegment Expenses (Eliminated)	-	-	-	-	3,708	3,708
Voyage Expenses	41,471	8,904	4,205	6,163	770	61,513
Vessel Depreciation	2,530	994	-	1,457	3	4,984
Gross Voyage Profit (Loss)	14,398	5,110	308	(1,352)	123	18,587
Interest Expense	793	1,139	-	365	136	2,433
Loss on Sale of Other Assets	-	-	-	-	(46)	(46)
Segment Profit (Loss)	13,605	3,971	308	(1,717)	(59)	16,108
2009 (restated)
Revenues from External Customers	$73,532	$12,734	$4,771	$8,201	$577	$99,815
Intersegment Revenues (Eliminated)	-	-	-	-	(6,006)	(6,006)
Intersegment Expenses (Eliminated)	-	-	-	-	6,006	6,006
Voyage Expenses	54,954	10,796	4,071	6,494	547	76,862
Vessel Depreciation	3,331	426	-	1,465	3	5,225
Impairment Loss	-	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	15,247	(1,387)	700	242	27	14,829
Interest Expense	730	232	-	315	125	1,402
Segment Profit (Loss)	14,517	(1,619)	700	(73)	(98)	13,427

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Six Months Ended June 30,		Three Months Ended June 30,
Profit or Loss:	2010	2009	2010	2009
Total Profit for Reportable Segments	$28,837	$26,787	$16,108	$13,427
Unallocated Amounts:
Administrative and General Expenses	(11,434)	(10,940)	(5,415)	(4,670)
Gain on Sale of Investment	16	-	16	-
Other Income from Vessel Financing	1,194	-	590	-
Investment Income (Loss)	1,166	(332)	987	(141)
Foreign Exchange Loss	(3,148)	-	(3,148)	-
Income Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$16,631	$15,515	$9,138	$8,616

Note 4.  Unconsolidated Entities

In 2003, we acquired for $3,479,000 a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which owns 100% of subsidiary companies currently owning two Capesize Bulk Carriers and two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income, net of taxes.  Our portion of earnings of this investment was $3.6 million, net of taxes of $3.3 million, and $2.7 million, net of taxes of $0, for the six months ended June 30, 2010 and 2009, respectively.  This increase was due to a $1.4 million gain on the sale of Dry Bulk’s Panamax Bulk Carrier in early 2010 and improved charter hire rates.  Our earnings for the second quarter of 2010 and 2009, respectively, net of taxes of $703,000 and $0, were $1.4 million and $1.6 million.  In prior years, we did not provide for income taxes related to our earnings from Dry Bulk as a result of the U. S. tax law in effect in those years.  This tax law expired effective January 1, 2010, resulting in income taxes now being provided on our earnings from Dry Bulk.  A pending bill currently in Congress would eliminate the need for a tax provision on these amounts.  If this bill becomes law with retroactive application, then our 2010 provision for taxes could be reversed in the quarter in which the bill is passed and signed into law (See Note 7 Income Taxes).

We received a cash distribution from Dry Bulk of $1.5 million and $2.0 million in the first six months of 2010 and 2009, respectively.

The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2010	2009	2010	2009
Operating Revenues	$6,337	$7,016	$15,913	$12,956
Operating Income	$4,617	$4,402	$11,581	$7,757
Net Income	$4,026	$3,288	$13,377	$5,377

In December 2009, we acquired for $6,250,000 a 25% investment in Oslo Bulk Shipping (“Oslo Bulk”), which, in 2008, contracted to build eight new Mini Bulkers.  During the first half of 2010, we invested an additional $2.6 million in Oslo Bulk for our 25% share of the installment payments for two more new Mini Bulkers.  We expect to pay our remaining share of installment payments associated with the ninth and tenth new Mini Bulkers of approximately $3.2 million by the fourth quarter of 2010.  These 8,000 dead weight ton (dwt) vessels are being constructed and are scheduled for deliveries commencing in the fourth quarter of 2010.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of this investment was a $681,000 loss for the six months ended June 30, 2010, primarily related to the mark-to-market adjustment of an interest rate swap contract.  Although the terms of Oslo Bulk’s interest rate hedge match the terms of the loan, the swap did not qualify for hedge accounting treatment due to the lack of documentation at the inception of the contract entered into in 2008, prior to our investment in Oslo Bulk.  Although U.S. GAAP requires recording the mark-to-market revaluation of this derivative instrument through earnings, we expect the instrument to be an effective economic hedge of  Oslo Bulk’s interest cost.

Note 5.  Earnings Per Share

We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under restricted stock grants using the treasury stock method.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Net Income – Basic:
	$9,616	$10,659	$20,184	$20,134
Net Income – Diluted:
	$9,616	$10,659	$20,184	$20,134
Denominator
Weighted Avg Shares of Common Stock Outstanding:
Basic	7,242,126	7,228,570	7,245,642	7,220,863
Plus:
Effect of dilutive restrictive stock	53,512	50,212	62,756	32,497
Diluted	7,295,638	7,278,782	7,308,398	7,253,360

Basic and Diluted Earnings Per Common Share:
Net Income per share - Basic
	$1.33	$1.47	$2.79	$2.79
Net Income per share – Diluted:
	$1.32	$1.46	$2.76	$2.78

Note 6. Comprehensive Income (Loss)

The following table summarizes components of comprehensive income for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
(Amounts in Thousands)	2010	2009
Net Income	$9,616	$10,659
Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Gain (Loss)	(17)	107
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $47 and $206, Respectively	86	375
Change in Fair Value of Derivatives, Net of Deferred Taxes of ($82) and $514, respectively	(1,682)	2,600
Total Comprehensive Income	$8,003	$13,741

The following table summarizes components of comprehensive income for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
(Amounts in Thousands)	2010	2009
Net Income	$20,184	$20,134
Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Gain	24	62
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $128 and $248, respectively	238	451
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($127) and $573, respectively	(1,941)	4,087
Total Comprehensive Income	$18,505	$24,734

Note 7. Income Taxes

We recorded a benefit for income taxes of $642,000 on our $16.6 million of income, before income from unconsolidated entities, in the first six months of 2010, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For the first six months of 2009 our benefit was $1.8 million on our $15.5 million of income from continuing operations, before income from unconsolidated entities, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2009, including Note F to the consolidated financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Foreign income such as dividends, interest, rents and royalties are normally treated as foreign personal holding company income and subject to immediate taxation under the U.S. taxation regime.  In 2005 the treatment of foreign personal holding company income between related controlled foreign corporations allowed deferral of that income.  This rule was not permanent but was extended in years following through December 31, 2009.  The rule has been proposed to be further extended and is under consideration by Congress for 2010, however, it has not passed and is therefore not yet law.  In light of this change, the tax provision on equity in earnings from unconsolidated entities for the first six months of 2010 includes the tax impact of dividends between related party controlled foreign corporations that would be classified as foreign personal holding company income, as well as undistributed earnings of those corporations.  Accordingly, related party controlled foreign earnings of $6.2 million were reduced by $3.3 million in United States income taxes.  If the pending bill currently in Congress passed, then our 2010 provision for these taxes could be reversed in the quarter in which the bill is passed and signed into law.

Note 8.  Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Under ASC Topic 820, the price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, and (iii) able and willing to complete a transaction.

Fair value measurements require the use of valuation techniques that are consistent with one or more of the market approach, the income approach or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. The fair value of our interest rate swap agreements is based upon the approximate amounts required to settle the contracts.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the above-described levels of valuation inputs:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$18,643	$-	$-	$18,643
Derivative assets	-	406	-	406
Derivative liabilities	-	(9,744)	-	(9,744)

Note 9.  Marketable Securities

We have categorized all marketable securities as available-for-sale securities. Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  We determined that none of our securities were impaired as of June 30, 2010.  For the six month period ended June 30, 2009, we recognized impairment charges of $735,000 related to certain equity securities, representing the difference between each investment’s cost and fair value on such date. The fair value was determined using market prices that represented Level 1 inputs in the fair value hierarchy described in Note 8.

The following tables include cost and valuation information on our investment securities at June 30, 2010:

(Amounts In Thousands)
		AOCI**	AOCI**
		Unrealized	Unrealized	Estimated
Securities Available for Sale	Cost Basis	Holding Gains	Holding Losses	Fair Value

Corporate Bonds*	$18,405	$238	$-	$18,643
Total	$18,405	$238	$-	$18,643

* Various maturity dates from August 2010 – February 2015.
** Accumulated Other Comprehensive Income

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

Note 11.  Stock Based Compensation

A summary of the activity for restricted stock awards during the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-vested –December 31, 2009	177,500	$19.51
Shares Granted	47,500	$28.40
Shares Vested	(45,000)	$19.01
Shares Vested	(47,500)	$20.87
Non-vested – June 30, 2010	132,500	$22.38

The following table summarizes the future amortization of unrecognized compensation cost, which we will include in administrative and general expenses, relating to the Company’s restricted stock grants as of June 30, 2010:

Grant Date	2010	2011	2012	Total

April 30, 2008	$365,000	$435,000	$34,000	$834,000
January 27, 2010	$578,000	$289,000	$-	$867,000
Total	$943,000	$724,000	$34,000	$1,701,000

For the six months ended June 30, 2010, the Company’s income before taxes and net income included $1,399,000 and $909,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.12 per share. For the six months ended June 30, 2009, the Company’s income before taxes and net income included $733,000 and $476,000, respectively, of stock-based compensation expense charges, which resulted in decreases in basic and diluted earnings per share of $0.07 per share, respectively.

For the three months ended June 30, 2010, the Company’s income before taxes and net income included $665,000 and $432,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.05 per share. For the three months ended June 30, 2009, the Company’s income before taxes and net income included $458,000 and $298,000, respectively, of stock-based compensation expense charges, which resulted in decreases in basic and diluted earnings per share of $0.04 per share, respectively.

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

Note 12.  Derivative Instruments

The Company uses derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments must be recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under certain circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers.  The remedy for default is settlement in entirety or payment of fair market value of the contracts, which is $9.6 million in the aggregate for all of our contracts less a posted collateral of $1.9 million as of June 30, 2010.  The unrealized loss related to the Company’s derivative instruments included in accumulated other comprehensive loss was $8.8 million as of June 30, 2010 and $6.8 million as of December 31, 2009.

The notional and fair value amounts of our derivative instruments as of June 30, 2010 were as follows:

(Amounts in thousands)		Asset Derivatives		Liability Derivatives
		2010		2010
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
As of June 30, 2010	Amount	Location		Location
Interest Rate Swaps*	$143,010	-	-	Other Liabilities	$9,468
Interest Rate Swaps*	$27,061	-	-	Accrued Liabilities	$262
Foreign Exchange Contracts**	$1,125	Other Current Assets	$392	-
Foreign Exchange Contracts**	$1,800	Other Assets	$14
Foreign Exchange Contracts**	$1,725			Other Liabilities	$ 14
Total Derivatives designated as hedging instruments	$174,721	-	$406	-	$9,744

* With regard to the interest rates of our long-term debt (including current maturities) that have been swapped to a fixed rate under contract, they include an interest rate swap on a Yen based Facility for the financing of a new PCTC.   The notional amount under this contract is approximately $70.9 million.  Of this amount, approximately $17.8 million is outstanding as of June 2010 and the remaining $53.1 million will become outstanding with the commencement of the term loan on September 2010.  With the bank exercising its option to reduce the underlying Yen Loan from 80% to 65% funding, the 15% reduction represents the ineffective portion, which consists of the portion of the derivative instrument that is no longer supported by an underlying credit facility.  The change in fair value related to the ineffective portion of this swap was a $228,000 loss for the six months ended June 30, 2010.

** Represents approximately 33% of our operational foreign currency exposure through December 2010.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the six months ended June 30, 2010 was as follows:

(Amounts in thousands)	Loss Recognized in Other Comprehensive Income	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of Gain(Loss) Reclassified from AOCI to Income	Gain (Loss) Recognized in Income from Ineffective portion
Six Months Ended June 30,	2010		2010	2010
Interest Rate Swaps	($1,812)	Interest Expense	($2,084)	($228)
Foreign Exchange contracts	($129)	Other Revenues	$507	-
Total	($1,941)	-	($1,577)	($228)

Note 13. Changes in Accounting Estimate

In the first quarter of 2010 we extended the economic life on our U.S. flag Coal Carrier, basing this decision on the extension on the vessel’s time charter contract.  By reducing our depreciation expense, this adjustment increased our pre-tax income by $2.8 million, and our net income by $1.8 million, or $0.24 per share, for the six months ended June 30, 2010.  The vessel will be fully depreciated by the second quarter of 2015.

Also in the first quarter of 2010, we extended the economic life of both the Mobile, Alabama and Coatzacoalcos, Mexico rail terminal’s leasehold improvements due to anticipated contractual extensions to the rail terminal operating agreement.  The amortization periods were extended two and a half years and six years, respectively. Extending these amortization periods has the effect of increasing our pre-tax income by approximately $450,000, and our net income by approximately $293,000, or $0.04 per share, per quarter.

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

Other factors include (vii) changes in cargo, charter hire, fuel, and vessel utilization rates; (viii) the rate at which competitors add or scrap vessels in the markets as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate; (ix) changes in interest rates which could increase or decrease the amount of interest we incur on borrowings with variable rates of interest, and the availability and cost of capital to us; (x) the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures; (xi) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (xii) changes in laws and regulations such as those related to government assistance programs and tax rates; (xiii) the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; (xiv) unexpected out-of-service days on our vessels whether due to unplanned maintenance, piracy or other causes; (xv) the ability of customers to fulfill obligations with us; (xvi) the performance of unconsolidated subsidiaries; (xvii) political events in the United States and abroad, including terrorism and piracy, and the U.S. military's response to those events; (xviii) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (xix) unanticipated trends in operating expenses such as fuel and labor costs and our ability to recover these fuel costs through fuel surcharges; (xx) changes in foreign exchange rates and (xxi) other economic, competitive, governmental, and technological factors which may affect our operations.

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

Executive Summary

Overview of Second Quarter 2010

Overall Strategy

We operate a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as protecting our long-standing customer base by providing quality transportation services.

Financial Discipline & Strong Balance Sheet
▪	Total cash and marketable securities of $32.4 million.
▪	Cash generated from operations of $11.8 million for the quarter.
▪	Payment of cash dividends of $0.375 per share during the quarter.
▪	Working capital (consisting of total current assets less total current liabilities) of $31.6 million, which includes a $6.0 million draw on our Line of Credit.
▪
Increase in total debt of approximately $33.5 million primarily associated with the financing of the International Flag Pure Car Truck Carrier Newbuilding that commenced service at the end of the first quarter of 2010.

Consolidated Financial Performance – Second Quarter 2010 vs. Second Quarter 2009

Net income for the second quarter of 2010 was $9.6 million as compared to $10.7 million for the same period in 2009, including an impairment loss of $2.9 million in 2009 for the write down of one of our International flag Container vessels.  Total gross voyage profit improved by $3.8 million year on year, with prior year gross voyage profit being reduced by a $2.9 million impairment charge.  The improvement in gross voyage profit resulted in part from the addition of one International flag Pure Car Truck Carrier Newbuilding, which began service at the end of March 2010, extension of the depreciable life on our Coal Carrier and increased operating days on our Military Sealift Command Vessels and vessels servicing our Indonesian customer.  This improvement was partially offset by lower supplemental cargo volumes and the redelivery of one of our chartered in International flag Pure Car Truck Carriers.  The improvement to gross voyage profit was offset by higher administrative and general expenses, interest expense and a foreign exchange loss on the revaluation of a Yen denominated loan facility related to the aforementioned International flag Pure Car Truck Carrier Newbuilding.  Other items impacting the second quarter 2010 include:
▪
Administrative expenses increased from $4.7 million in 2009 to $5.4 million in 2010 primarily due to the reversal of previously accrued expenses of $500,000 in the second quarter of 2009 associated with an unaffiliated shipping company’s unsolicited conditional offer to purchase the Company’s outstanding shares and an increase in the amortization of 2010 performance based stock grants provided to senior management.

▪	Other interest income of $590,000 associated with the 2009 sale and subsequent financing of two vessels to an Indonesian company .

Segment Performance – Second Quarter 2010 vs. Second Quarter 2009
Beginning with this second quarter Form 10-Q report, we have split Time Charter Contracts into two different operating segments, Time Charter Contracts – US Flag and Time Charter Contracts – International flag.  Although we believe our previous segment reporting was appropriate, this will provide investors with more substantive information that they might find useful and will further align our segment disclosures with the information reviewed by our Chief Operating decision maker.  All prior period data for the previous Time Charter Contracts Segment has been restated based on the new operating segments.

Time Charter Contracts - US Flag
▪	Decrease year on year in revenues and gross profits of $15.1 million and $849,000, respectively.
▪	Lower supplemental cargo volumes compared to prior year partially offset by improved net profit margins and lower operating cost.
▪	Increased operating days on the vessels servicing our Military Sealift Command (MSC) vessels and the U.S. flag Coal Carrier.
▪	Reduced depreciation on the U.S. Flag Coal Carrier.

Time Charter Contracts - International Flag
▪	Increase in revenues year on year of $2.3 million.
▪	Increase in gross profits of $6.5 million, with prior year gross profit being reduced by a $2.9 million impairment charge.
   ▪ New Pure Car Truck Carrier began service at the end of March 2010.
   ▪ Redelivery of one of our chartered-in Pure Car Truck Carriers.
▪	Improved operating results due to more operating days on our fleet servicing our Indonesian customer.

Contract of Affreightment (“COA”)
▪	Decrease of $392,000 in gross profits primarily due to a scheduled reduction in the contracted freight rates partially offset by higher volumes.
Rail-Ferry
▪	Loss of $1.4 million in the second quarter of 2010 as compared to a profit of $ 242,000 primarily due to a reduction in Northbound volumes.
Other
▪	Slight improvement in brokerage commission revenues.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2010
Revenues from External Customers	$58,399	$15,008	$4,513	$6,268	$896	$85,084
Voyage Expenses	41,471	8,904	4,205	6,163	770	61,513
Vessel Depreciation	2,530	994	-	1,457	3	4,984
Gross Voyage Profit (Loss)	14,398	5,110	308	(1,352)	123	18,587
2009
Revenues from External Customers	$73,532	$12,734	$4,771	$8,201	$577	$99,815
Voyage Expenses	54,954	10,796	4,071	6,494	547	76,862
Vessel Depreciation	3,331	426	-	1,465	3	5,225
Impairment Loss	-	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	15,247	(1,387)	700	242	27	14,829

The changes of revenue and expenses associated with each of our segments are discussed within the following analysis below.

Time Charter Contracts-U.S. Flag: Overall revenues decreased by 21% or $15.1 million when comparing the second quarter of 2010 to the second quarter of 2009. The decrease was driven primarily by a drop in supplemental cargoes.
The decrease in the segment’s gross voyage profit from $15.2 million in the second quarter of 2009 to $14.4 million in the second quarter of 2010 was primarily due to the aforementioned drop in supplemental cargoes, partially offset by additional operating days on our vessels servicing our MSC contract and a reduction in depreciation costs of $1.4 million associated with extending the life of our Coal Carrier to match the length of a new contract.

               Time Charter Contracts-InternationalFlag: Revenues increases from $12.7 million in the second quarter of 2009 to $15.0 million in the second quarter of 2010.  Gross voyage profit increased $6.5 million in the second quarter of 2010.  The improvement in revenue and gross voyage profit was primarily due to more operating days on vessels servicing our Indonesian customer and the initial employment of the PCTC Newbuilding commencing in late March, 2010, with gross voyage profit also improving due to a $2.9 million impairment charge in the prior year period.

Contracts of Affreightment:  Gross voyage profit decreased from $700,000 in the second quarter of 2009 to $308,000 in the second quarter of 2010 primarily due to scheduled reductions in the contracted freight rates that took effect in the fourth quarter of 2009, partially offset by higher volumes.

Rail-Ferry Service:  Gross voyage profit decreased from $242,000 in the second quarter of 2009 to a loss of $1.4 million in the second quarter of 2010 while revenues for this segment decreased from $8.2 million in the second quarter of 2009 to $6.3 million in the second quarter of 2010, both due primarily to a drop in northbound cargo volumes caused primarily by the loss of a major customer in December 2009. The Company continues to work on its marketing strategy and its plan to increase northbound volumes (See Risk Factors, starting on page 33).

Other:  Gross profit increased from $27,000 in the second quarter of 2009 to $123,000 in the second quarter of 2010.  This increase was due to an increase in brokerage revenue.

Other Income and Expense

Administrative and general expenses increased from $4.7 million in the second quarter of 2009 to $5.4 million in the second quarter of 2010 primarily due to higher share prices associated with awards under our executive stock compensation program, and the reversal of previously accrued expenses of $500,000 in the second quarter of 2009 associated with an unaffiliated shipping company’s unsolicited conditional offer to acquire the Company’s outstanding shares in 2009.

 The following table shows the significant A&G components for the second quarter of 2010 and 2009 respectively.

(Amounts in Thousands)	Three Months Ended June 30,
A&G Account	2010	2009	Variance

Wages & Benefits	$2,511	$2,362	$149
Executive Stock Compensation	665	468	197
Professional Services	578	455	123
Office Building Expenses	415	327	88
Other	1,246	1,521	(275)
Consulting Fees *	-	(463)	463
TOTAL:	$5,415	$4,670	$745

* Fees associated with unaffiliated company’s offer to purchase the company.

Interest Expense increased from $1.4 million in the second quarter of 2009 to $2.4 million in the second quarter of 2010 due to entering into a new loan agreement in the third quarter of 2009 to finance the purchase of two Multi-Purpose vessels that were subsequently sold to an Indonesian company, higher interest expense due to the final installment owed on the credit facility associated with our International flag PCTC Newbuilding and the ineffectiveness of a  portion of a mark-to-market adjustment of a derivative contract on this loan.

Investment income (loss) increased from a loss of $141,000 in the second quarter of 2009 to income of $987,000 in the second quarter of 2010 due to other than temporary impairment losses taken on certain investments in 2009, higher average cash balances in the first quarter 2010 and higher average balances of debt securities.

Other income from vessel financing in 2010 is due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss in 2010 is due to the revaluation of our Yen denominated loan due to a decrease in the exchange rate associated with the financing of our International flag PCTC Newbuilding. (See Risk on page 33)

Income Taxes
We recorded a benefit for income taxes of $30,000 on our $9.1 million of income before income from unconsolidated entities and a benefit of $226,000 on our $8.6 million of income before income from unconsolidated entities for the three months ended June 30, 2010 and 2009 respectively.  The income tax benefit for both periods reflects tax losses on operations taxed at the U.S. Corporate statutory rate.    The decrease in our tax benefit is primarily the result of an increase in gross profit related to the US flag Coal Carrier partially offset by a decrease in gross profit in our Rail Ferry service.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2009, including Note G to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under the “tonnage tax” laws.
Foreign income such as dividends, interest, rents and royalties are normally treated as foreign personal holding company income and subject to immediate taxation under the US taxation regime.  In 2005 the treatment of foreign personal holding company income between related controlled foreign corporations allowed deferral of that income.  This rule was not permanent but was extended in years following through December 31, 2009.  The rule has been proposed to be further extended and is under consideration by Congress for 2010, however, it has not passed and is therefore not yet law.  In light of this change, the tax provision on equity in earnings from unconsolidated entities for the first six months of 2010 includes the tax impact of dividends between related party controlled foreign corporations that would be classified as foreign personal holding company income.  Related party controlled foreign earnings of $1.1 million were reduced by $675,000 in United States income taxes on current and undistributed earnings for a net income of approximately $900,000.  If the pending bill currently in Congress passed, then our 2010 provisions for these taxes could be reversed in the quarter in which the bill is passed and signed into law.

Equity in Net Income of Unconsolidated Entities
Equity in net income of unconsolidated entities, net of taxes, decreased from $1.8 million in the second quarter of 2009 to $448,000 in the second quarter of 2010.  This decrease is due to income taxes on our related party controlled foreign entities (see Income Taxes above).  Equity in net income of unconsolidated entities net of taxes, for the first six months of 2010 was further impacted by our 25% investment in Oslo Bulk during December 2009.  Our portion of the earnings of this investment was a $681,000 loss for the six months ended June 30, 2010, primarily related to the mark-to-market adjustment of an interest rate swap contract.  Although the terms of Oslo Bulk’s interest rate swap contract match the terms of the loan, the swap did not qualify for hedge accounting treatment due to the lack of documentation at the inception of the contract entered into in 2008, prior to our investment in Oslo Bulk.  Although U.S. GAAP requires recording the mark-to-market revaluation of this derivative instrument through earnings, we expect the instrument to be an effective economic hedge of Oslo Bulk’s interest cost.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

(All Amounts in Thousands)	Time Charter Contracts- US Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2010
Revenues from External Customers	$109,855	$26,812	$8,472	$11,404	$1,455	$157,998
Voyage Expenses	78,167	16,880	8,368	11,756	1,285	116,456
Vessel Depreciation	4,909	994	-	2,839	6	8,748
Gross Voyage Profit (Loss)	26,779	8,938	104	(3,191)	164	32,794
2009
Revenues from External Customers	$147,176	$25,706	$8,962	$14,672	$1,377	$197,893
Voyage Expenses	111,442	20,910	7,866	13,439	1,286	154,943
Vessel Depreciation	6,660	803	-	2,925	6	10,394
Impairment Loss	-	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	29,074	1,094	1,096	(1,692)	85	29,657

The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts-U.S. Flag: Overall revenues decreased by 25% or $37.3 million when comparing the first six months of 2010 to the first six months of 2009. The decrease was driven primarily by a drop in supplemental cargoes.
The decrease in the segment’s gross voyage profit from $29.1 million in the first six months of 2009 to $26.8 million in the first six months of 2010 was primarily due to the aforementioned drop in supplemental cargoes, partially offset by (i) more operating days on the vessels servicing our MSC contract and the U.S. flag Coal Carrier and (ii) a reduction in depreciation costs of $2.8 million associated with extending the life of our Coal Carrier to match the length of a  new contract.

           Our Time Charter Contracts include operating three RO/RO vessels for the United States Navy’s Military Sealift Command (“MSC”) for varying time periods.  Two of the current agreements are set to expire by the end of September 2010 and the remaining agreement is set to expire in November 2010.  These contracts represented 18.5% of our total consolidated gross profit in the first six months of 2010.  We have been notified that these contracts have been awarded to another operator, and we, along with other operators, have protested this decision.  Even if we are successful in overturning this decision and are eventually awarded the contracts, we anticipate materially reduced revenues and gross profit.

Time Charter Contracts-InternationalFlag: Gross voyage profit increased $7.8 million in the first six months of 2010, primarily due to an impairment charge of $2.9 million in the prior year period and more operating days on vessels servicing our Indonesian customer and the initial employment of the PCTC Newbuilding commencing in late March 2010.

           Contracts of Affreightment:  Gross voyage profit decreased from $1.1 million in the first six months of 2009 to $104,000 for the same period in 2010 due to scheduled reductions in the contracted freight rates that took effect in the fourth quarter of 2009, partially offset by greater cargo volumes being carried in the first six months of 2010 as compared to the same period last year.  Although the current results for the segment have decreased, the benefit from a 2007 sale leaseback is reflected in a lower consolidated effective tax rate, resulting in improved after-tax consolidated net income.

Rail-Ferry Service:  A decrease in gross voyage results from a $1.7 million loss in the first six months of 2009 to a $3.2 million loss in the first six months of 2010 while revenues for this segment decreased from $14.7 million in the first six months of 2009 to $11.4 million in the first six months of 2010, both due primarily to a drop in northbound cargo volumes caused principally by the loss of a major customer in December, 2009. The Company continues to work on its marketing strategy and its plan to increase northbound volumes (See Risk Factors, starting on page 34).  Due to anticipated contractual extensions to the rail terminal operating agreement, we extended the amortization period of both the Mobile, Alabama and Coatzacoalcos, Mexico rail terminal’s leasehold improvements two and a half years and six years, respectively, during the first quarter 2010.  Extending these amortization periods had the effect of increasing our gross profit approximately $450,000 per quarter.

Other:  Gross profit increased from $85,000 in the first six months of 2009 to $164,000 in the first six months of 2010.  This increase was primarily due to an increase in brokerage income.

Other Income and Expense

Administrative and general expenses increased from $10.9 million in the first six months of 2009 to $11.4 million in the first six months of 2010. The increase was primarily due to increases in amortization on awards under our executive stock compensation program and an initial charge for establishing a self-insured life insurance policy for a former Chairman of the Company, who is presently a Director.

 The following table shows the significant A&G components for the first six months of 2010 and 2009 respectively.
(Amounts in Thousands)	Six Months Ended June 30,
A&G Account	2010	2009	Variance

Wages & Benefits	$5,444	$5,261	$183
Executive Stock Compensation	1,398	752	646
Professional Services	1,121	1,116	5
Insurance and Worker’s Comp	673	305	368
Office Building Expenses	738	659	79
Other	2,060	2,426	(366)
Consulting Fees *	-	421	(421)
TOTAL:	$11,434	$10,940	$494

* Fees associated with unaffiliated company’s offer to purchase the company.

Interest Expense increased from $2.9 million in the first six months of 2009 to $4.0 million in the first six months of 2010 due to (i) entering into a new loan agreement in the third quarter of 2009 to finance the purchase of two Multi-Purpose vessels that were subsequently sold to an Indonesian company, (ii) higher interest expense due to the incurrence of bank indebtedness in 2010 to fund the final installment owed on our International flag PCTC Newbuilding and the ineffectiveness of a portion of a mark-to-market adjustment of a derivative contract on this loan.  This was partially offset by increased capitalized interest of $374,000 in the first six months of 2010 compared to the same period in 2009.

Investment income (loss) increased from a loss of $332,000 in the first six months of 2009 to income of $1.2 million in the first six month of 2010 due to other than temporary impairment losses taken on certain investments in 2009, higher average cash balances in the first quarter 2010 and higher average balances of debt securities.

Other income from vessel financing in 2010 is due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss in 2010 is due to the revaluation of our Yen denominated loan due to a decrease in the exchange rate associated with the financing of our International flag PCTC Newbuilding. (See Risk on page 33)

Income Taxes

We recorded a benefit for income taxes of $642,000 on $16.6 million of income before income from unconsolidated entities and a benefit of $1.8 million on $15.5 million of income before income from unconsolidated entities for the six months ended June 30, 2010 and 2009 respectively.  The income tax benefit for both periods reflects tax losses on operations taxed at the U.S. Corporate statutory rate.  The decrease in our tax benefit is primarily the result of an increase in gross profit related to the US flag Coal Carrier partially offset by a decrease in gross profit in our Rail Ferry service.  For further information on certain tax laws and elections, see our annual report on Form 10-K for the year ended December 31, 2009, including Note F to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Foreign income such as dividends, interest, rents and royalties are normally treated as foreign personal holding company income and subject to immediate taxation under the U.S. taxation regime.  In 2005 the treatment of foreign personal holding company income between related controlled foreign corporations allowed deferral of that income.  This rule was not permanent but was extended in years following through December 31, 2009.  The rule has been proposed to be further extended and is under consideration by Congress for 2010; however, it has not passed and is therefore not yet law.  In light of this change, the tax provision on equity in earnings from unconsolidated entities for the first six months of 2010 includes the tax impact of dividends between related party controlled foreign corporations that would be classified as foreign personal holding company income.  Related party controlled foreign earnings of $6.2 million were reduced by $3.3 million in United States income taxes on current and undistributed earnings for a net income of $2.9 million.  If the pending bill currently in Congress passed, then our 2010 provision for these taxes could be reversed in the quarter in which the bill is passed and signed into law.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $2.8 million in the first six months of 2009 to $2.9 million in the same period of 2010.  The results were driven by our 50% investment in Dry Bulk, which owns 100% of subsidiary companies that currently own two Capesize Bulk Carriers and have two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  For the six months of 2010 and 2009, our portion of the earnings of this investment was $3.6 million, net of taxes of $3.3 million, and $2.7 million, net of taxes of $0, respectively, with the increase being principally due to Dry Bulk having sold its one remaining Panamax vessels in the first quarter 2010. Equity in net income of unconsolidated entities net of taxes, for the first six months of 2010 was further impacted by our 25% investment in Oslo Bulk made during December 2009.  Our portion of the earnings of this investment was a $681,000 loss for the six months ended June 30, 2010, primarily related to the mark-to-market adjustment of an interest rate swap contract.  Although the terms of Oslo Bulk’s interest rate swap contract match the terms of the loan, the swap did not qualify for hedge accounting treatment due to the lack of documentation at the inception of the contract entered into in 2008, prior to our investment in Oslo Bulk.  Although U.S. GAAP requires recording the mark-to-market revaluation of this derivative instrument through earnings, we expect the instrument to be an effective economic hedge to Oslo Bulk’s interest cost.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included elsewhere herein as part of our Condensed Consolidated Financial Statements.

Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $41.9 million at December 31, 2009, to $31.6 million at June 30, 2010.  Cash and cash equivalents decreased during the first six months of 2010 by $33.7 million to a total of $13.8 million at June 30, 2010, with a portion of the decrease due to cash used to purchase $8.7 million of short-term corporate bonds.  The decrease in cash and cash equivalents was a result of cash provided by operating activities of $24.3 million and cash provided by financing activities of $16.6 million, partially offset by cash used for investing activities of $74.5 million.  Total current liabilities of $49.5 million as of June 30, 2010 included current maturities of long-term debt of $17.8 million.

Net cash provided by operating activities for the first six months of 2010 was $24.3 million after adjusting net income of $20.2 million for the first six months of 2010 for non-cash provisions such as depreciation, amortization, and foreign exchage and cash dividends of $1.5 million from our investment in unconsolidated entities, offset by among other things, the deduction of the non-cash $2.9 million of net income from our equity in net income of these unconsolidated entities, and the aforementioned changes in working capital.

Net cash used for investing activities of $74.5 million included capital expenditures of $72.6 million, and the purchase, net of sales, of marketable securities of $8.1 million which were partially offset by principal payments received under Direct Financing Leases of $2.9 million and proceeds from the sale of one of our International Flag Container vessels.  Included in the $72.6 million of capital expenditures are $51.4 million for the final installment payment on an International flag Pure Car Truck Carrier delivered in late March 2010 and the second installment payment of $17 million on three Handy-size Bulk Carrier Newbuildings scheduled for delivery in the first quarter of 2011.

Net cash provided by financing activities of $16.6 million included outflows of regularly scheduled debt payments of $6.9 million, an additional $6.0 million paid toward principal payment on debt affiliated with the purchase of two Multi-Purpose vessels in 2009, the buyback of shares of our common stock of $5.2 million and cash dividends paid of $6.6 million. These cash outflows were offset by the net effect of (i) line of credit draw of $26.0 million offset by line of credit payment of $20.0 million, (ii) debt payment of $47.9 million and loan proceeds of $46.0 million from the refinancing of the 2007 U.S. flag PCTC, (iii) pay off of a bridge loan for $12.6 million and (iv) proceeds of $50.3 million from the final bank draw associated with financing of the International flag PCTC Newbuilding.

In 2007, we acquired a 2007-built PCTC, which we reflagged as a U.S. flag vessel. The vessel was financed with a three year Yen denominated note with a balloon payment of 4.25 billion Yen due on September 10, 2010. Immediately after being delivered to us in September of 2007, we chartered this vessel through August of 2010 to a Far East based shipping company, which held an option to purchase the vessel at the end of the contract.  A portion of the charter was based on Yen capital hire payments which corresponded with our Yen debt payments.  On February 5, 2010, the charterer notified us of their intention not to exercise their option to purchase the vessel and did not exercise their option on the due date of February 6, 2010.  On February 14, 2010, we negotiated a mutually acceptable early redelivery of the vessel under the time charter.  On March 8, 2010, we entered into a U.S. denominated bridge loan which converted our total outstanding debt of 4.32 billion Yen to approximately $47.9 million USD.  On June 29, 2010 we entered into a refinancing loan agreement to establish long term financing on this vessel for $46.0 million.  As a result of the time charterer redelivery of the vessel in February 2010, we reclassified $48.1 million of net investment in direct financing leases from current assets to capital assets in the first quarter of 2010.  This vessel is currently employed on a long-term time charter.

On March 31, 2010 we adjusted and extended our $30 million unsecured revolving line of credit upward to $35 million and extended the maturity date to April 6, 2012.  As of June 30, 2010, we had $6.0 million outstanding and had pledged $6.4 million as collateral for a letter of credit.  The remaining $22.6 million was available as of June 30, 2010.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility.  Subsequently, in early July 2010, the $6.0 million drawn on the line of credit was paid off.

Debt and Lease Obligations – As of June 30, 2010, we held five vessels under operating contracts, five vessels under bareboat charter or lease agreements and four vessels under time charter agreements.  The types of vessels held under these agreements include three Pure Car/Truck Carriers, two Breakbulk/Multi Purpose vessels, three Roll-On/Roll-Off vessels, four Container vessels and a Tanker vessel, all of which operate in our Time Charter Contracts – U.S. Flag and International Flag segments, and a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.  We also conduct certain of our operations from leased office facilities.  Refer to our 2009 form 10-K for a schedule of our contractual obligations.  In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, borrow money, or restructure our debt.  We believe we have sufficient liquidity despite the recent disruption of the capital and credit markets and believe we can continue to fund working capital and capital investment liquidity needs through cash flow from operations and available credit facilities.  We have debt of $14.3 million due in 2010, $19.3 million due in 2011, $31.7 million due in 2012, $33.3 million due in 2013 and $20.1 million due in 2014.

Bulk Carriers - In November 2009, we contracted with a Korean shipyard to construct three Handy-Size Bulk Carrier Newbuildings with scheduled deliveries in early 2011.  We have made total payments of $34.0 million including $17.0 million in the first six months of 2010 on these vessels. We have received an acceptable Indicative Term Sheet with a major International bank for the construction and long-term financing of these vessels.  Upon execution of permanent financing, we expect to receive net proceeds of $4.3 million, which represents payments previously made to the Builder that exceed our required equity percentage under the financing.

We have a 50% interest in Dry Bulk, which owns 100% of subsidiary companies which own two Cape-Size Bulk Carriers. This investment is accounted for under the equity method and our share of earnings or losses are reported in our consolidated statements of income net of taxes.  Dry Bulk’s subsidiary companies have entered into ship purchase agreements with a Japanese company for two Handymax Bulk Carrier newbuildings, scheduled to be delivered in 2012.  Total investment in the newbuildings is anticipated to be approximately $74.0 million, of which our share would be 50% or approximately $37.0 million.  During the period of construction up to delivery, where 50% of the projected overall costs will be expended, Dry Bulk plans to finance the interim construction costs with equity contributions of up to 15% with the 85% balance of the cost being financed with a bank construction loan.  Due to the financial market conditions, it is likely that the permanent financing will require additional equity contributions.  While it is anticipated that any required equity contributions will be covered by Dry Bulk’s subsidiary companies’ earnings, if they are not, our anticipated share of these interim equity contributions could be approximately $2.7 million, of which we have already funded $354,000.

In December 2009, we acquired for $6,250,000 a 25% investment in Oslo Bulk Shipping (“Oslo Bulk”), which, in 2008, contracted to build eight new Mini Bulkers.  During the first half of 2010, we invested an additional $2.6 million in Oslo Bulk for our 25% share of the installment payments for two more new Mini Bulkers.  We expect to pay our remaining share, or approximately $3.2 million, by the fourth quarter of 2010.  These 8,000 dead weight ton (dwt) vessels are being constructed and are scheduled for deliveries commencing in the fourth quarter of 2010.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.

Cash Dividend Payments – On January 28, 2010, our Board approved a 2010 first quarter payment of a $.50 cash dividend for each share of common stock held on the record date of February 17, 2010, which was paid on March 1, 2010.  During its January 2010 Board of Directors meeting, the board established a quarterly dividend target of $.375 per share, per quarter for the remainder of 2010.

On April 28, 2010, our Board approved a 2010 second quarter payment of a $.375 cash dividend for each share of common stock held on the record date of May 17, 2010, which was paid on June 1, 2010.

On July 28, 2010, our Board approved a 2010 third quarter payment of a $.375 cash dividend for each share of common stock held on the record date of August 17, 2010, to be paid on September 1, 2010.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk.  We utilize derivative financial instruments including interest rate swap agreements and forward exchange contracts, and in the past we have also utilized commodity swap agreements to manage certain of these exposures.  While our Corporate policy is to only enter into hedges for firm commitments or anticipated transactions and do not use derivatives for speculation, due to current market conditions, we are currently charging to expense the mark-to-market adjustment of the 15% reduction in the previously contracted Yen Swap Facility for the newly delivered PCTC by the bank.  We neither hold nor issue financial instruments for trading purposes.

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at June 30, 2010, approximated its carrying value due to the short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at quarter-end for our investment portfolio is not material.

The fair value of long-term debt at June 30, 2010, including current maturities, was estimated to equal the carrying value of $200 million.

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet.  Currently, each of the Company’s interest rate swaps is accounted for as an effective cash flow hedge.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss). As of June 30, 2010, the Company has the following interest rate swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
9/28/07	9/30/10	$13,530,333	4.68%	Fixed
12/31/07	9/30/10	$13,530,333	3.96%	Fixed
11/30/05	11/30/12	$13,370,000	5.17%	Fixed
3/31/08	9/30/13	$13,530,333	3.46%	Fixed
9/30/10	9/30/13	$12,908,000	2.69%	Fixed
9/30/10	9/30/13	$12,908,000	2.45%	Fixed
9/26/05	9/28/15	$9,666,667	4.41%	Fixed
9/26/05	9/28/15	$9,666,667	4.41%	Fixed
3/15/09	9/15/20	¥6,280,000,000	2.065%	Fixed

The fair value of these agreements at June 30, 2010, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $9.6 million.  A hypothetical 10% decrease in interest rates as of June 30, 2010, would have resulted in a $10.4 million liability.

Commodity Price Risk.  As of June 30, 2010, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2010 fuel requirements for our Rail-Ferry Service segment.  We have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2010. If we had commodity swap agreements, they could be structured to reduce our exposure to increases in fuel prices.  However, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  A 20% increase in the price of fuel for the period January 1, 2010 through June 30, 2010 would have resulted in an increase of approximately $474,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.06 in our basic earnings per share based on the shares of our common stock outstanding as of June 30, 2010.  The additional fuel costs assumes no additional revenue would be generated from fuel surcharges, even though we believe that we could pass along some or all of the price increase might be able to be passed on to our customers through fuel surcharges.  Our charterers in the Time Charter Contracts – U.S. Flag and the Time Charter Contracts – International Flag segments are responsible for purchasing vessel fuel requirements; thus, we have no fuel price risk in these segments.

Foreign Exchange Rate Risk.  We have entered into foreign exchange contracts to hedge certain firm purchase commitments.  In 2009, we entered into two forward purchase contracts.  The first was for Mexican Pesos for $225,000 U.S. Dollar equivalents at an exchange rate of 14.1787 and the second was for Indonesian Rupiah for $900,000 U.S. Dollar equivalents at an exchange rate of 12975. In 2010, we entered into two forward purchase contracts. The first was for Mexican Pesos for $1,725,000 U.S. Dollar equivalents at an exchange rate of 13.1524 and the second was for Indonesian Rupiah for $1.8 million U.S. Dollar equivalents at an exchange rate of 9670.  The following table summarizes these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Transaction Amount in Dollars	Effective Date	Expiration Date
February 2009	Rupiah	900	January 2010	December 2010
September 2009	Peso	225	April 2010	October 2010
June 2010	Rupiah	1,800	January 2011	December 2011
June 2010	Peso	1,725	September 2010	August 2011

The fair value of these contracts at June 30, 2010, is an asset of $392,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be an asset of $353,000.

On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a 6400 CEU Newbuilding PCTC, which was completed and delivered in March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a Yen interest rate swap designed to cap the interest at 2.065%.  In June 2009, we received notification that the banking institution would be exercising their option to reduce the Yen financing on this vessel from 80% to 65% of delivered cost. The loan was fully drawn in March 2010 for a total of Yen 5,103,000,000.  Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued, with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1Yen to 5 Yen increase or decrease on the exchange rate between the Yen and U.S. Dollar, which was $88.39 at June 30, 2010, would impact earnings by approximately $600,000 to $3.0 million for the reporting period (See Item 1A-Risk Factors).  While we believe that these fluctuations will likely smooth out over time, any particular reporting period could be materially impacted by these adjustments.  The Company intends to continue to monitor its risk profile for this Facility.  There was a 6% fluctuation in the Yen to USD exchange rate at June 30, 2010 compared to the prior reporting period end, resulting in a $3.1 million foreign exchange loss, reported under Interest and Other on our Statement of income included in Item 1 of this report above.

Pension Plan Risk.  During the capital market crisis, we experienced a significant decline in the market value of plan assets.  With the rise in the equity markets due to the recovery over the past year, we have recouped most of the value lost during the credit crisis and currently the plan is appropriately funded under the new regulatory requirements for plan year 2010.  In addition to the 300,000 contributed to our pension plan during 2010 through July 15, 2010, based on the current market conditions, we anticipate additional contributions to be made by the end of the fourth quarter of 2010 of approximately $1.0 million.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures have been effective as of the end of the period covered by this report in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the first six months of 2010, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On June 23, 2009, ten plaintiffs filed a complaint in U.S. District Court of Oregon against approximately forty defendants, including Waterman Steamship Corporation, which is one of our wholly owned subsidiaries. The suit was filed for contribution and recovery of both past and future cost associated with the investigation and remediation of the Portland Harbor Superfund Site.  Based on our review to date, we believe our exposure, if any, could be limited to an insurance deductible, which we believe would be immaterial.

ITEM 1A.  RISK FACTORS

Our Rail-Ferry Service has a history of losses, and we can give no assurances as to its future profitability. The service began operating in February of 2001 and has been unprofitable every year except 2008, when the two vessels used to provide this service averaged approximately 75% capacity utilization. Beginning in 2009, the service began to suffer the impact from the overall economic downturn, especially on its northbound service to the US, and both volumes and net margins decreased. During December 2009, we were notified that one of the segment’s largest customers would no longer use our services, stating sourcing decisions as the reason for the change.

Due to the uncertainty of this segment and the history of losses, the Company has routinely performed an impairment test to determine if the undiscounted cash flows were sufficient enough to recover the asset value of the segment. As of June 30, 2010, we performed the latest impairment test which factored in the lower recent and anticipated improved projected results, and concluded that there was no asset impairment.  We will continue to monitor the results and cash flow estimates.  If actual cash flows fall below current estimates, we may have to take an impairment charge in the near future.  The Company estimates that a decrease of 10-15% in expected results could result in an impairment charge up to $30 million.  The total investment at risk as of June 30, 2010 was $63.4 million.

Yen denominated loan.  The Company has a Yen denominated loan of Yen 5,103,000,000 which at the Balance Sheet date of June 30, 2010 converted to a USD $57.7 million liability at a USD/Yen exchange rate of $88.39.  A 1 Yen to 5 Yen hypothetical change in the Yen would impact earnings by approximately $600,000 to $3.0 million for the reporting period.  USD/Yen rate exchanges could be volatile during a short valuation period such as quarter over quarter, thus quarterly results going forward could be materially impacted.  The Company intends to continue to monitor its risk profile for this Facility.

Our vessels which travel in the Gulf of Mexico are being disrupted and could be disrupted further due to the oil slick presently moving towards shore.  On April 20, 2010, the Deepwater Horizon Oil rig, located in the Gulf of Mexico, exploded causing an oil spill into the Gulf of Mexico waters.  Given the nature and scope of our operations, specifically the Rail-Ferry Service and Sulphur vessel, we are vulnerable to disruption this oil slick may cause to our operations or to any damage it may cause to our vessels that operate in the Gulf of Mexico.  We continue to operate all of these vessels and have experienced disruption, for which we have submitted a $180,000 claim to BP, covering the time period up to June 30, 2010.

For a listing of other factors that could materially and adversely affect our business, financial condition, results of operations, liquidity or prospects, please see Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  In 2008, we repurchased 491,572 shares of our common stock for $11.5 million. During the second quarter quarter of 2010, considering the market valuation of our stock, we repurchased 223,051 shares of our Common Stock for $5.2 million.  Unless and until the Board otherwise provides, this authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the second quarter of 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2010 – April 30, 2010	-	-	-	508,428
May 1, 2010 – May 30, 2010	27,700	$23.7285	27,700	480,728
June 1, 2010 – June 30, 2010	195,351	$23.2429	195,351	285,377

ITEM 6 – EXHIBITS
(a)           EXHIBIT INDEX

Part II Exhibits:

(3.1)	Restated Certificate of Incorporation of the Registrant, as amended through May 19, 2010*
(3.2)
By-Laws of the Registrant as amended through October 28, 2009 (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant's Form Current Report on Form 8-K dated November 2, 2009 and incorporated herein by reference)

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

(10.7)
International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated April 30, 2009 and incorporated herein by reference)

(10.8)
Form of Restricted Stock Agreement dated May 6, 2009 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated May 7, 2009 and incorporated herein by reference)

(10.9)	Form of Restricted Stock Agreement dated January 27, 2010 under the International Shipholding Corporation 2009 Stock Incentive Plan *
(10.10)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.11)	Credit Agreement, dated as of June 29, 2010, by and among Waterman Steamship Corporation, as borrower, the Registrant, as guarantor, Regions as lender.*
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

(10.18)
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

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
    (32.1)  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date:   July 28, 2010