Form 10-Q
period 2010-10-27
INTERNATIONAL SHIPHOLDING CORP
filed 2010-10-28
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common stock, $1 par value. . . . . . . . 7,208,159 shares outstanding as of September 30, 2010

INTERNATIONAL SHIPHOLDING CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Revenues	$74,400	$92,261	$232,398	$290,156

Operating Expenses:
Voyage Expenses	49,925	71,682	166,381	226,625
Vessel Depreciation	4,923	5,087	13,671	15,481
Impairment Charge	25,430	-	25,430	2,899

Gross Voyage (Loss) Profit	(5,878)	15,492	26,916	45,151

Administrative and General Expenses	4,844	5,482	16,278	16,422
Loss/(Gain) on Sale of Other Assets	29	129	(46)	129

Operating (Loss) Income	(10,751)	9,881	10,684	28,600

Interest and Other:
Interest Expense	1,745	1,495	5,549	4,365
Derivative Loss	172	-	400	-
Gain on Sale of Investment	-	-	(16)	-
Other Income from Vessel Financing	(577)	-	(1,771)	-
Investment (Income) Loss	(303)	(145)	(1,469)	187
Foreign Exchange Loss	3,396	-	6,544	-
	4,433	1,350	9,237	4,552
Income (Loss) Before (Benefit) Provision for Income Taxes and
Equity in Net Income (Loss) of Unconsolidated Entities	(15,184)	8,531	1,447	24,048

(Benefit) Provision for Income Taxes:
Current	173	75	496	250
Deferred	(224)	(656)	(1,189)	(2,671)
	(51)	(581)	(693)	(2,421)
Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	1,310	2,197	4,221	4,975

Net Income (Loss)	$(13,823)	$11,309	$6,361	$31,444

Basic Earnings (Loss) Per Common Share:	$(1.95)	$1.56	$0.89	$4.35

Diluted Earnings (Loss) Per Common Share:	$(1.95)	$1.55	$0.88	$4.33

Weighted Average Shares of Common Stock Outstanding:
Basic	7,075,659	7,228,570	7,186,335	7,223,460
Diluted	7,075,659	7,298,170	7,252,888	7,268,324

Dividends Per Share	$0.375	$0.500	$1.250	$1.500
The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	September 30,	December 31,
ASSETS	2010	2009

Current Assets:
Cash and Cash Equivalents	$32,413	$47,468
Marketable Securities	18,900	10,333
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $293 and $299 in 2010 and 2009, Respectively:
Traffic	10,191	5,221
Agents'	1,859	3,353
Other	11,635	12,637
Net Investment in Direct Financing Leases	5,440	52,649
Other Current Assets	597	1,640
Notes Receivable	4,248	4,248
Material and Supplies Inventory, at Lower of Cost or Market	3,563	3,100
Total Current Assets	88,846	140,649

Investment in Unconsolidated Entities	25,189	15,971

Net Investment in Direct Financing Leases	51,567	55,046

Vessels, Property, and Other Equipment, at Cost:
Vessels	434,639	314,534
Leasehold Improvements	26,128	26,128
Construction in Progress	42,540	49,496
Furniture and Equipment	7,971	6,966
	511,278	397,124
Less - Accumulated Depreciation	(216,002)	(185,292)
	295,276	211,832

Other Assets:
Deferred Charges, Net of Accumulated Amortization	12,573	15,914
of $16,413 and $20,826 in 2010 and 2009, Respectively
Acquired Contract Costs, Net of Accumulated Amortization	-	364
of $30,525 and $30,162 in 2010 and 2009, Respectively
Due from Related Parties	4,104	5,043
Notes Receivable	41,204	45,490
Other	5,754	6,341
	63,635	73,152

	$524,513	$496,650

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
Current Maturities of Long-Term Debt	$19,837	$68,789
Accounts Payable and Accrued Liabilities	27,805	31,039
Total Current Liabilities	47,642	99,828

Long-Term Debt, Less Current Maturities	183,395	97,635

Other Long-Term Liabilities:
Deferred Income Taxes	4,596	2,070
Lease Incentive Obligation	5,642	6,262
Other	53,990	51,924
	64,228	60,256

Stockholders' Investment:
Common Stock	8,548	8,484
Additional Paid-In Capital	84,447	83,189
Retained Earnings	177,254	180,121
Treasury Stock	(25,403)	(20,172)
Accumulated Other Comprehensive (Loss)	(15,598)	(12,691)
	229,248	238,931

	$524,513	$496,650

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)
	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$6,361	$31,444
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	14,400	16,101
Amortization of Deferred Charges and Other Assets	7,095	8,262
Benefit for Federal Income Taxes	(1,189)	(2,617)
Impairment Charge	25,430	2,899
Equity in Net Income of Unconsolidated Entities	(4,221)	(4,975)
Distributions from Unconsolidated Entities	2,250	2,500
Gain on Sale of Assets	(46)	129
Gain on Sale of Investments	(16)	-
Loss on Foreign Currency Exchange	6,544	-
Deferred Drydocking Charges	(765)	(14,797)
Changes in:
Accounts Receivable	(2,474)	(4,670)
Inventories and Other Current Assets	(12)	(1,004)
Other Assets	640	(1,225)
Accounts Payable and Accrued Liabilities	(2,848)	4,071
Pension Plan Funding	(300)	(2,000)
Other Long-Term Liabilities	(314)	6,734
Net Cash Provided by Operating Activities	50,535	40,852

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	4,213	5,836
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(80,065)	(52,220)
Proceeds from Sale of Assets	3,853	3,013
Purchase of Marketable Securities	(8,806)	(10,617)
Proceeds from Sale of Marketable Securities	598	294
Investment in Unconsolidated Entities	(3,334)	-
Payments on Related Party Note Receivables	4,422	15
Net Cash Used by Investing Activities	(79,119)	(53,679)

Cash Flows from Financing Activities:
Common Stock Repurchase	(5,231)	-
Proceeds from Issuance of Debt	132,185	33,007
Repayment of Debt	(103,094)	(9,834)
Additions to Deferred Financing Charges	(1,103)	(119)
Common Stock Dividends Paid	(9,228)	(10,865)
Net Cash Provided by Financing Activities	13,529	12,189

Net Decrease in Cash and Cash Equivalents	(15,055)	(638)
Cash and Cash Equivalents at Beginning of Period	47,468	51,835

Cash and Cash Equivalents at End of Period	$32,413	$51,197
The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and as permitted there under we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Current Report on Form 8-K filed on October 13, 2010.  The condensed consolidated balance sheet as of December 31, 2009 included in this report has been derived from the audited financial statements at that date.

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

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended September 30, 2010 and 2009:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
Components of net periodic benefit cost:	2010	2009	2010	2009
Service cost	$99	$96	$5	$4
Interest cost	304	370	99	98
Expected return on plan assets	(353)	(357)	-	-
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of Net Loss	71	92	-	(8)
Net periodic benefit cost	$120	$200	$101	$91

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the nine months ended September 30, 2010 and 2009:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:	2010	2009	2010	2009
Service cost	$379	$372	$15	$12
Interest cost	1,048	1,112	297	318
Expected return on plan assets	(1,207)	(1,069)	-	-
Amortization of prior service cost	(3)	(2)	(9)	(9)
Amortization of Net (Gain)/Loss	243	317	-	(8)
Net periodic benefit cost	$460	$730	$303	$313

We contributed $300,000 to our Pension Plan through September 30, 2010 and another $150,000 on October 15, 2010.  We are monitoring market conditions and based on the current market conditions, we anticipate up to $700,000 in additional contributions in the fourth quarter of 2010.

Note 3.  Impairment of Long-Lived Assets

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The Company’s Rail-Ferry segment consists of two Roll-on/Roll-off Special Purpose double-deck vessels, which carry loaded rail cars between the U.S. Gulf Coast and Mexico. In 2009, the segment began to feel the impact of the current economic recession and reported lower than expected gross profit results. The lower results were further dampened by the loss of one of the segment’s largest customers in December of 2009. As a result, the Company has routinely performed an impairment test in prior periods and determined based on the projected results it could recover the carrying value of the assets.  However, based on the challenge to replace the major customer lost in 2009, a lack of improvement throughout 2010, and no improvement expected in the short term for the segment’s operating results, the Company determined that the cash flows expected to be generated by the long-lived assets of its Rail-Ferry segment are less than the carrying amount of these assets. The fair value of these assets was estimated based upon an independent third party appraiser (Level 2 inputs).  As such, the Company recognized a non-cash impairment charge of $25.4 million in the third quarter of 2010 to reduce the carrying value of these assets to their estimated fair value.

The Company will continue to operate the Rail-Ferry segment as long as it can generate positive cash flows and further utilize the vessels available capacity to generate a return that would be accretive to net income.

Note 4.  Operating Segments

Our four operating segments, Time Charter Contracts – U.S. Flag, Time Charter Contracts – International Flag, Contracts of Affreightment (“COA”), and Rail-Ferry Service, are identified primarily by the characteristics of the contracts and terms under which our vessels are operated.  Beginning with the second quarter Form 10-Q report, we split Time Charter Contracts into two different operating segments, Time Charter Contracts – U.S. Flag and Time Charter Contracts – International Flag.  Although we believe our previous segment reporting was appropriate, this change further aligns our segment disclosures with the information reviewed by our chief operating decision maker.  In this report and our Current Report on Form 8-K filed October 13, 2010, we recast all prior period data for the previous Time Charter Contracts Segment based on the new operating segments.  We report in the Other category results of several of our subsidiaries that provide ship and cargo charter brokerage and agency services.  We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.

We allocate interest expense to the segments in proportion to the book values of the vessels owned within each segment.  We do not allocate to our segments administrative and general expenses, investment income, gain on sale of investment, equity in net income of unconsolidated entities, or income taxes.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.

The following table presents information about segment profit and loss for the three months ended September 30, 2010 and 2009:

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts- International Flag	COA	Rail-Ferry Service	Other	Total
2010
Revenues from External Customers	$49,250	$10,716	$4,200	$9,668	$566	$74,400
Intersegment Revenues (Eliminated)	-	-	-	-	(6,458)	(6,458)
Intersegment Expenses (Eliminated)	-	-	-	-	6,458	6,458
Voyage Expenses	32,835	6,704	4,127	6,035	224	49,925
Vessel Depreciation	2,458	990	-	1,472	3	4,923
Impairment Charge	-	-	-	25,430	-	25,430
Gross Voyage Profit (Loss)	13,957	3,022	73	(23,269)	339	(5,878)
Interest Expense	700	602	-	328	115	1,745
Segment Profit (Loss)	13,257	2,420	73	(23,597)	224	(7,623)
2009 (recast)
Revenues from External Customers	$66,278	$12,245	$5,385	$7,428	$925	$92,261
Intersegment Revenues (Eliminated)	-	-	-	-	(3,332)	(3,332)
Intersegment Expenses (Eliminated)	-	-	-	-	3,332	3,332
Voyage Expenses	50,189	11,209	3,877	5,962	445	71,682
Vessel Depreciation	3,342	370	-	1,372	3	5,087
Gross Voyage Profit (Loss)	12,747	666	1,508	94	477	15,492
Interest Expense	820	213	-	331	131	1,495
Segment Profit (Loss)	11,927	453	1,508	(237)	346	13,997

The following table presents information about segment profit and loss for the nine months ended September 30, 2010 and 2009:

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2010
Revenues from External Customers	$159,093	$37,744	$12,672	$21,017	$1,872	$232,398
Intersegment Revenues (Eliminated)	-	-	-	-	(13,899)	(13,899)
Intersegment Expenses (Eliminated)	-	-	-	-	13,899	13,899
Voyage Expenses	111,003	24,245	12,495	17,801	837	166,381
Vessel Depreciation	7,369	1,984	-	4,310	8	13,671
Impairment Charge	-	-	-	25,430	-	25,430
Gross Voyage Profit (Loss)	40,721	11,515	177	(26,524)	1,027	26,916
Interest Expense	2,241	1,895	-	1,036	377	5,549
Segment Profit (Loss)	38,480	9,620	177	(27,560)	650	21,367
2009 (recast)
Revenues from External Customers	$213,464	$37,941	$14,346	$22,102	$2,303	$290,156
Intersegment Revenues (Eliminated)	-	-	-	-	(9,648)	(9,648)
Intersegment Expenses (Eliminated)	-	-	-	-	9,648	9,648
Voyage Expenses	161,645	32,110	11,735	19,403	1,732	226,625
Vessel Depreciation	10,003	1,172	-	4,298	8	15,481
Impairment Charge	-	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	41,816	1,760	2,611	(1,599)	563	45,151
Interest Expense	2,321	686	-	971	387	4,365
Segment Profit (Loss)	39,495	1,074	2,611	(2,570)	176	40,786

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:
(All Amounts in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Profit or Loss:	2010	2009	2010	2009
Total Profit (Loss) for Reportable Segments	$(7,623)	$13,997	$21,367	$40,786
Unallocated Amounts:
Administrative and General Expenses	(4,844)	(5,482)	(16,278)	(16,422)
Gain/(Loss) on Sale of Other Assets	(29)	(129)	46	(129)
Derivative Expense	(172)		(400)
Gain on Sale of Investment	-	-	16	-
Other Income from Vessel Financing	577	-	1,771	-
Investment Income (Loss)	303	145	1,469	(187)
Foreign Exchange Loss	(3,396)	-	(6,544)	-
Income (Loss) Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$(15,184)	$8,531	$1,447	$24,048

Note 5.  Unconsolidated Entities

In 2003, we acquired for $3,479,000 a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which owns 100% of subsidiary companies currently owning two Capesize Bulk Carriers and two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income, net of taxes.  Our portion of earnings of Dry Bulk was $5.0 million, net of taxes of $4.0 million, and $4.9 million, net of taxes of $0, for the nine months ended September 30, 2010 and 2009, respectively.  The increase in pre-tax earnings was due to a $1.4 million gain on the sale of Dry Bulk’s Panamax Bulk Carrier in early 2010 and improved charter hire rates.  Our earnings for the third quarter of 2010 and 2009, respectively, were $1.4 million, net of taxes of $738,000 and $2.2 million, net of taxes of $0.  In prior years, we did not provide for income taxes related to our earnings from Dry Bulk as a result of the U. S. tax law in effect in those years.  This tax law expired effective January 1, 2010, resulting in income taxes now being applicable to our earnings from Dry Bulk.  A pending bill currently in Congress would eliminate the need for a tax provision on these amounts.  If this bill becomes law with retroactive application, then our 2010 provision for taxes could be reversed in the quarter in which the bill is passed and signed into law.  Currently, the amount recorded through nine months that would be reversed is $4.0 million.

We received a cash distribution from Dry Bulk of $2.3 million and $2.5 million in the first nine months of 2010 and 2009, respectively.

The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in Thousands)	2010	2009	2010	2009
Operating Revenues	$6,407	$7,228	$22,320	$20,184
Operating Income	$4,432	$4,601	$16,031	$12,358
Net Income	$4,225	$4,503	$17,602	$9,880

In December 2009, we acquired for $6,250,000 a 25% investment in Oslo Bulk Shipping (“Oslo Bulk”), which, in 2008, contracted to build eight new Mini Bulkers. Three of the eight Mini Bulkers were delivered and under contract in the third quarter of 2010. The remaining five vessels are expected to be delivered in the fourth quarter of 2010 and first quarter of 2011. During the first half of 2010, we invested an additional $2.3 million in Tony Bulkers Pte Ltd, an affiliate of Oslo Bulk, for our 25% share of the installment payments for two more new Mini Bulkers.  We expect to pay our remaining share of installment payments associated with the ninth and tenth new Mini Bulkers of approximately $3.2 million by the fourth quarter of 2010 and the vessels are expected to be delivered in the second quarter 2011. These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the earnings of Oslo Bulk was a $972,000 loss for the nine months ended September 30, 2010, primarily related to the mark-to-market adjustment of $1.4 million on an interest rate swap contract.  Although the terms of Oslo Bulk’s interest rate hedge match the terms of the loan, the swap did not qualify for hedge accounting treatment due to the lack of documentation at the inception of the contract entered into in 2008, prior to our investment in Oslo Bulk.  We expect the instrument to be an effective economic hedge of Oslo Bulk’s interest cost.

Note 6.  Earnings Per Share

We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under restricted stock grants using the treasury stock method.  For the three months ended September 30, 2010, we excluded 74,147 shares of restricted stock grants from the calculation of diluted earnings (loss) per share as their inclusion would be anti-dilutive.

The calculation of basic and diluted earnings (loss) per share is as follows (in thousands except share amounts):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Net Income (Loss) – Basic:
	$(13,823)	$11,309	$6,361	$31,444
Net Income (Loss) – Diluted:
	$(13,823)	$11,309	$6,361	$31,444
Denominator
Weighted Avg Shares of Common Stock Outstanding:
Basic	7,075,659	7,228,570	7,186,335	7,223,460
Plus:
Effect of dilutive restrictive stock	-	69,600	66,553	44,864
Diluted	7,075,659	7,298,170	7,252,888	7,268,324

Basic and Diluted Earnings (Loss) Per Common Share:
Net Income (Loss) per share - Basic
	$(1.95)	$1.56	$0.89	$4.35
Net Income (Loss) per share – Diluted:
	$(1.95)	$1.55	$0.88	$4.33

Note 7. Comprehensive Income (Loss)

The following table summarizes components of comprehensive income (loss) for the three months ended September 30, 2010 and 2009:
	Three Months Ended September 30,
(Amounts in Thousands)	2010	2009
Net Income (Loss)	$(13,823)	$11,309
Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Loss	(31)	(25)
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $85 and $180, Respectively	158	338
Change in Fair Value of Derivatives, Net of Deferred Taxes of ($21) and ($127), respectively	(1,355)	(548)
Total Comprehensive Income (Loss)	$(15,051)	$11,074

The following table summarizes components of comprehensive income for the nine months ended September 30, 2010 and 2009:
	Nine Months Ended September 30,
(Amounts in Thousands)	2010	2009
Net Income	$6,361	$31,444
Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation (Loss) Gain	(7)	37
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $213 and $434, respectively	396	786
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($148) and $337, respectively	(3,296)	3,542
Total Comprehensive Income	$3,454	$35,809

Note 8. Income Taxes

We recorded a benefit for income taxes of $693,000 on our $1.4 million of income before equity in net income of unconsolidated entities in the first nine months of 2010.  For the first nine months of 2009 our benefit was $2.4 million on our $24.0 million of income before equity in net income of unconsolidated entities.  The decrease in our benefit for income taxes was based on improvements in our operations taxed at the U.S. corporate statutory rate.  For further information on certain tax laws and elections, see our Current Report on Form 8-K filed on October 13, 2010, including Note F to the consolidated financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Foreign income such as dividends, interest, rents and royalties are normally treated as foreign personal holding company income and subject to immediate taxation under the U.S. taxation regime.  In 2005 the treatment of foreign personal holding company income between related controlled foreign corporations allowed deferral of that income.  This rule was not permanent but was extended in years following through December 31, 2009.  The rule has been proposed to be further extended and is under consideration by Congress for 2010, however, it has not passed and is therefore not yet law.  In light of this change, the tax provision on equity in earnings from unconsolidated entities for the first nine months of 2010 includes the tax impact of dividends between related party controlled foreign corporations that would be classified as foreign personal holding company income, as well as undistributed earnings of those corporations.  Accordingly, related party controlled foreign earnings of $8.1 million for the nine months ended September 30, 2010 were reduced by $4.0 million in United States income taxes.  If the pending bill currently in Congress is passed, then our 2010 provision for these taxes of $4.0 million may be reversed in the quarter in which the bill is passed and signed into law.

Note 9.  Fair Value Measurements

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

Fair value measurements require the use of valuation techniques that are consistent with one or more of the market approach, the income approach or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. The fair value of our interest rate swap agreements is based upon the approximate amounts required to settle the contracts.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010, segregated by the above-described levels of valuation inputs:
(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$18,900	$-	$-	$18,900
Derivative assets	-	312	-	312
Derivative liabilities	-	(11,198)	-	(11,198)

Note 10.  Marketable Securities

We have categorized all marketable securities as available-for-sale securities. Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  We determined that none of our securities were impaired as of September 30, 2010.  For the nine month period ended September 30, 2009, we recognized, as a part of “Investment (Income) Loss”, impairment charges of $757,000 related to certain equity securities, representing the difference between each investment’s cost and fair value on such date. The fair value was determined using market prices that represented Level 1 inputs in the fair value hierarchy described in Note 9.
The following tables include cost and valuation information on our investment securities at September 30, 2010:
(Amounts In Thousands)
		AOCI**	AOCI**
		Unrealized	Unrealized	Estimated
Securities Available for Sale	Cost Basis	Holding Gains	Holding Losses	Fair Value

Corporate Bonds*	$18,504	$396	$-	$18,900
Total	$18,504	$396	$-	$18,900

* Various maturity dates from October 2010 – February 2015.
** Accumulated Other Comprehensive Income

Note 11.  New Accounting Pronouncements

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

Note 12.  Stock Based Compensation

A summary of the activity for restricted stock awards during the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-vested –December 31, 2009	177,500	$19.51
Shares Granted	47,500	$28.40
Shares Vested	(92,500)	$19.97
Non-vested – September 30, 2010	132,500	$22.38

The following table summarizes the future amortization of unrecognized compensation cost, which we will include in administrative and general expenses, relating to the Company’s restricted stock grants as of September 30, 2010:

Grant Date	2010	2011	2012	Total

April 30, 2008	$128,000	$435,000	$34,000	$597,000
January 27, 2010	$289,000	$289,000	$-	$578,000
Total	$417,000	$724,000	$34,000	$1,175,000

For the nine months ended September 30, 2010, the Company’s income before taxes and net income included $1,926,000 and $1,252,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.17 per share. For the nine months ended September 30, 2009, the Company’s income before taxes and net income included $1,300,000 and $845,000, respectively, of stock-based compensation expense charges, which resulted in decreases in basic and diluted earnings per share of $0.12 per share, respectively.

For the three months ended September 30, 2010, the Company’s income before taxes and net income included $527,000 and $343,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.05 per share. For the three months ended September 30, 2009, the Company’s income before taxes and net income included $541,000 and $352,000, respectively, of stock-based compensation expense charges, which resulted in decreases in basic and diluted earnings per share of $0.05 per share, respectively.

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

Note 13.  Derivative Instruments

The Company uses derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments must be recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under certain circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers.  The remedy for default is settlement in entirety or payment of fair market value of the contracts, which is $10.9 million in the aggregate for all of our contracts less a posted collateral of $1.6 million as of September 30, 2010.  The unrealized loss related to the Company’s derivative instruments included in accumulated other comprehensive loss was $10.1 million as of September 30, 2010 and $6.8 million as of December 31, 2009.

    The notional and fair value amounts of our derivative instruments as of September 30, 2010 were as follows:
(Amounts in thousands)		Asset Derivatives		Liability Derivatives
		2010		2010
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Amount	Location		Location
Interest Rate Swaps*	$145,953	-	-	Other Liabilities	$11,198
Foreign Exchange Contracts**	$1,800	Other Current Assets	$259	-	-
Foreign Exchange Contracts**	$2,100	Long Term Assets	$53	-	-
Total Derivatives designated as hedging instruments	$149,853	-	$312	-	$11,198

* With regard to the interest rates of our long-term debt (including current maturities) that have been swapped to a fixed rate under contract, they include an interest rate swap on a Yen based facility for the financing of a new PCTC delivered in March 2010.   The notional amount under this contract is approximately $75.2 million (Based on a Yen to USD exchange rate of 83.48).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion, which consists of the portion of the derivative instrument that is no longer supported by an underlying credit facility.  The change in fair value related to the ineffective portion of this swap was a $400,000 loss for the nine months ended September 30, 2010.

** Represents approximately 33% of our operational foreign currency exposure through December 2010.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the nine months ended September 30, 2010 was as follows:
(Amounts in thousands)	Loss Recognized in Other Comprehensive Income	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of Gain(Loss) Reclassified from AOCI to Income	Gain (Loss) Recognized in Income from Ineffective portion
	2010		2010	2010
Interest Rate Swaps	($3,055)	Interest Expense	($2,942)	($400)
Foreign Exchange contracts	($241)	Voyage Expenses	$1,105	-
Total	($3,296)	-	($1,837)	($400)

Note 14. Changes in Accounting Estimate

In the first quarter of 2010 we extended the economic life on our U.S. flag Coal Carrier, basing this decision on the extension on the vessel’s time charter contract.  By reducing our depreciation expense, this adjustment increased our pre-tax income by $1.3 million and $4.1 million, and our net income by $845,000 and $2.7 million, or $0.11 and $0.38 per share, for the three and nine months ended September 30, 2010, respectively.  We anticipate that this vessel will be fully depreciated by the second quarter of 2015.

Also in the first quarter of 2010, we extended the economic life of both the Mobile, Alabama and Coatzacoalcos, Mexico rail terminal’s leasehold improvements due to contractual extensions to the rail terminal operating agreement.  The amortization periods were extended two and a half years and six years, respectively. Extending these amortization periods has the effect of increasing our pre-tax income by approximately $450,000, and our net income by approximately $293,000, or $0.04 per share, per quarter.

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

Such statements include, without limitation, statements regarding (1) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives; (2) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (3) estimated scrap values of assets; (4) estimated proceeds from sale of assets and the anticipated cost of constructing or purchasing new or existing vessels; (5) estimated fair values of financial instruments, such as interest rate,  commodity and currency swap agreements; (6) estimated losses (including independent actuarial estimates) under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (7) estimated losses attributable to asbestos claims; (8) estimated obligations, and the timing thereof, to the U.S. Customs Service relating to foreign repair work; (9) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (10) our ability to remain in compliance with our debt covenants; (11) anticipated trends in government sponsored cargoes; (12) our ability to effectively service our debt; (13) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), (14) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives, and (15) assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may”, “will”, “estimate”, “intend”, “continue”, “believe”, “expect”, “plan”, “anticipate”, “project”, “seek”, “hope”, “should”, or “could” and other similar words.

Our forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Important factors that could cause our actual results to differ materially from our expectations may include, without limitation, our ability to (i) identify customers who require marine transportation services or vessels offered by us; (ii) secure financing on satisfactory terms to repay existing debt or support operations, including to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers;  (iii) obtain new contracts or renew existing contracts which would employ certain of our vessels or other assets upon the expiration of contracts currently in place, on favorable economic terms; (iv) manage the amount and rate of growth of our  administrative and general expenses and costs associated with operating certain of our vessels; (v) manage our growth in terms of implementing internal controls and information systems and hiring or retaining key personnel, among other things, and (vi) effectively handle our substantial leverage by servicing and meeting the covenant requirements in each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others.

Other factors include (vii) changes in cargo, charter hire, fuel, and vessel utilization rates; (viii) the rate at which competitors add or scrap vessels in the markets as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate; (ix) changes in interest rates which could increase or decrease the amount of interest we incur on borrowings with variable rates of interest, and the availability and cost of capital to us; (x) the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures; (xi) changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States; (xii) changes in laws and regulations such as those related to government assistance programs and tax rates; (xiii) the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; (xiv) unexpected out-of-service days on our vessels whether due to unplanned maintenance, piracy or other causes; (xv) the ability of customers to fulfill obligations with us; (xvi) the performance of unconsolidated subsidiaries; (xvii) political events in the United States and abroad, including terrorism and piracy, and the U.S. military's response to those events; (xviii) election results, regulatory activities and the appropriation of funds by the U.S. Congress; (xix) unanticipated trends in operating expenses such as fuel and labor costs and our ability to recover these fuel costs through fuel surcharges; (xx) changes in foreign currency exchange rates and (xxi) other economic, competitive, governmental, and technological factors which may affect our operations.

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

Overview of Third Quarter 2010

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

Financial Discipline & Strong Balance Sheet
▪	Total cash and marketable securities of $51.3 million.
▪	Cash generated from operations of $26.2 million during the quarter.
▪	Payment of cash dividends of $0.375 per share during the quarter.
▪	Working capital (which we define below) of $41.2 million.

Consolidated Financial Performance – Third Quarter 2010 vs. Third Quarter 2009

The Company reported a loss of $13.8 million for the third quarter of 2010 reflecting an impairment charge of $25.4 million associated with the write down of our Rail-Ferry assets.  Excluding the impairment charge, the net income is $11.6 million as compared to $11.3 million for the same period in 2009. Overall consolidated revenues decreased by $17.9 million primarily as a result of lower supplemental cargoes partially offset by an increase in operating days on our Coal Carrier and the three vessels we operate for the Military Sealift Command (“MSC”). Total consolidated gross profits improved from $15.5 million to $19.5 million after excluding the impairment charge of $25.4 million this quarter primarily due to prior year voyage cost reimbursements of $3.2 million associated with our supplemental cargoes and extending the depreciable life on our Coal Carrier, partially offset by lower supplemental cargo volumes. Other events in the third quarter include:
▪	Impairment charge of $25.4 million associated with the write down of our Rail-Ferry assets.
§	Increase in Consolidated gross voyage profit of $4.0 million after excluding the aforementioned impairment charge.
▪	Foreign exchange loss of $3.4 million in the third quarter of 2010 associated with the revaluation of a Yen denominated facility.

Non-GAAP Financial Measures

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to adjusted net income and adjusted gross voyage profit, which excludes non-cash impairment charges on fixed assets.  We believe this is useful information to investors because it provides comparable information with respect to the financial condition and results of operations of the Company excluding such non-cash charges.  The following table provides a reconciliation of net income to adjusted net income and gross voyage profit to adjusted gross voyage profit.

(All Amounts in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross Voyage Profit (Loss)	$(5,878)	$15,492	$26,916	$45,151
Impairment Charge	25,430	-	25,430	2,899
Adjusted Gross Voyage Profit	$19,552	$15,492	$52,346	$48,050

Net Income (Loss)	$(13,823)	$11,309	$6,361	$31,444
Impairment Charge	25,430	-	25,430	2,899
Adjusted Net Income	$11,607	$11,309	$31,791	$34,343

Segment Performance – Third Quarter 2010 vs. Third Quarter 2009

Time Charter Contracts – US Flag
▪	Decrease year on year in revenues of $17.0 million.
▪	Improvement in gross profits from $12.7 million to $14.0 million primarily due to lower depreciation and the collection of reimbursable port costs from the Government on supplemental cargo movements.
▪	Greater operating days on our U.S. Flag Coal Carrier and the aforementioned MSC service.

Time Charter Contracts – International Flag
▪
Total revenues of $10.7 million for the third quarter of 2010 as compared to $12.2 million for the same period last year reflecting the sale of our two container vessels in 2009, partially offset by the operations of an International Flag PCTC, which began in the second quarter 2010.

   ▪   Improvement in gross profits from $700,000 to $3.0 million.
▪	Improved operating results on our fleet servicing our Indonesian customer.

Contract of Affreightment (“COA”)
▪	Decrease of $1.4 million in gross profits primarily due to a scheduled reduction in the contracted freight rates.

Rail-Ferry
▪	Improvement in gross profits of $2.1 million excluding the aforementioned $25.4 million impairment charge.
▪	Increase in northbound volumes due to rail outages.
▪	Negotiated retroactive settlement of reduced port charges.

Other
▪	Slight increase in commission revenues.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2010
Revenues from External Customers	$49,250	$10,716	$4,200	$9,668	$566	$74,400
Voyage Expenses	32,835	6,704	4,127	6,035	224	49,925
Vessel Depreciation	2,458	990	-	1,472	3	4,923
Impairment Charge	-	-	-	25,430	-	25,430
Gross Voyage Profit (Loss)	13,957	3,022	73	(23,269)	339	(5,878)
Adjusted Gross Voyage Profit	13,957	3,022	73	2,161	339	19.552
2009
Revenues from External Customers	$66,278	$12,245	$5,385	$7,428	$925	$92,261
Voyage Expenses	50,189	11,209	3,877	5,962	445	71,682
Vessel Depreciation	3,342	370	-	1,372	3	5,087
Gross Voyage Profit	12,747	666	1,508	94	477	15,492

Adjusted gross voyage profit represents gross voyage profit excluding non-cash impairment charges on fixed assets (see Non-GAAP Financial Measures on page 8).  The changes of revenue and expenses associated with each of our segments are discussed within the following analysis below.

Time Charter Contracts-U.S. Flag: Overall revenues decreased by 26% or $17.0 million when comparing the third quarter of 2010 to the third quarter of 2009. The decrease was driven primarily by a drop in supplemental cargoes, partially offset by an increase in operating days on our Coal Carrier.

The increase in the segment’s gross voyage profit from $12.7 million in the third quarter of 2009 to $14.0 million in the third quarter of 2010 was primarily due to a reduction in depreciation costs of $1.4 million associated with extending the life of our Coal Carrier in the first quarter 2010 to match the length of a new contract and collection of reimbursable port costs of $3.2 million associated with our supplemental cargoes.

Our U.S. Flag Time Charter Contracts include operating three RO/RO vessels for the United States Navy’s Military Sealift Command (“MSC”) for varying time periods.  One of the current agreements is set to expire by the end of March 2011 and the remaining two agreements are set to expire in May 2011, with MSC holding options to further extend all three agreements.  These contracts represented 16.2% of our total consolidated gross voyage profit (excluding impairment loss) in the third quarter of 2010.  We are currently in the process of rebidding the follow on contract which has been re-opened.  If we are eventually awarded the contracts, we anticipate materially reduced revenues and gross profit.

           Time Charter Contracts-International Flag: Revenues decreased from $12.2 million in the third quarter of 2009 to $10.7 million in the third quarter of 2010 due to the sale of two container vessels in 2009.  Gross voyage profit increased $2.4 million in the third quarter of 2010.  The improvement in gross voyage profit was primarily due to more operating days on vessels servicing our Indonesian customer and the initial employment of the PCTC Newbuilding commencing in late March, 2010.

Contracts of Affreightment:  Gross voyage profit decreased from $1.5 million in the third quarter of 2009 to $73,000 in the third quarter of 2010 primarily due to scheduled reductions in the contracted freight rates that took effect in the fourth quarter of 2009.

Rail-Ferry Service:  Gross voyage profit increased from $94,000 in the third quarter of 2009 to $2.2 million in the third quarter of 2010, excluding a $25.4 million impairment loss taken on the segment’s two Roll-on/Roll-off Special Purpose double deck vessels. Revenues for this segment increased from $7.4 million in the third quarter of 2009 to $9.7 million in the third quarter of 2010, reflecting an increase in our Northbound cargo.  The improvements in our Northbound results were partially driven by our service being used as an alternative source of transportation resulting from outages in Mexico’s cross border rail service and a negotiated retroactive settlement to reduce port cost.

We based the aforementioned non-cash impairment charge taken in the third quarter of 2010 on the challenge to replace the major customer lost in 2009 and a lack of improvement in the service throughout 2010 with no short term improvement expected in the segment’s operating results.  We determined that the cash flows expected to be generated by the long-lived assets of the Rail-Ferry segment are less than the carrying amount of these assets.  For further information on the impairment charge, please see Note 3 – Impairment of Long-Lived Assets.

Due to contractual extensions to the rail terminal operating agreement, we extended the amortization period of both the Mobile, Alabama and Coatzacoalcos, Mexico rail terminal’s leasehold improvements two and a half years and six years, respectively, during the first quarter 2010.  Extending these amortization periods had the effect of increasing our gross profit approximately $450,000 per quarter.

Other:  Gross profit decreased from $477,000 in the third quarter of 2009 to $339,000 in the third quarter of 2010 due to decreased brokerage revenue.

Other Income and Expense

Administrative and general expenses decreased from $5.5 million in the third quarter of 2009 to $4.8 million in the third quarter of 2010 primarily due to an adjustment of $465,000 to pension cost and overhead costs allocated to our International Flag operations.

 The following table shows the significant A&G components for the third quarter of 2010 and 2009 respectively.
(Amounts in Thousands)	Three Months Ended September 30,
A&G Account	2010	2009	Variance

Wages & Benefits	$2,183	$2,461	$(278)
Executive Stock Compensation	527	541	(14)
Professional Services	753	742	11
Office Building Expenses	364	311	53
Other	1,017	1,427	(410)
TOTAL:	$4,844	$5,482	$(638)

Derivative Loss represents the ineffectiveness of a portion of a derivative contract and the related mark-to-market adjustment associated with this portion of the derivative. (See Note 13).

Other income from vessel financing in 2010 is due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss in 2010 is due to the revaluation of our Yen denominated loan due to a decrease in the exchange rate associated with the financing of our International flag PCTC Newbuilding (See Item 1A Risk Factors).

Income Taxes
We recorded a benefit for income taxes of $51,000 on our $15.2 million loss before equity in net income of unconsolidated entities and a benefit of $581,000 on our $8.5 million of income before equity in net income of unconsolidated entities for the three months ended September 30, 2010 and 2009 respectively.  The income tax benefit for both periods reflects tax losses on operations taxed at the U.S. Corporate statutory rate. The decrease in our tax benefit is primarily the result of an increase in gross profit related to the US flag Coal Carrier and our Rail Ferry service.  There is no tax impact associated with the $25.4 million non-cash impairment charge.  For further information on certain tax laws and elections, see our Current Report on Form 8-K filed on October 13, 2010, including Note F to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under the “tonnage tax” laws.
Foreign income such as dividends, interest, rents and royalties are normally treated as foreign personal holding company income and subject to immediate taxation under the US taxation regime.  In 2005 the treatment of foreign personal holding company income between related controlled foreign corporations allowed deferral of that income.  This rule was not permanent but was extended in years following through December 31, 2009.  The rule has been proposed to be further extended and is under consideration by Congress for 2010, however, it has not passed and is therefore not yet law.  In light of this change, the tax provision on equity in earnings from unconsolidated entities for the first nine months of 2010 includes the tax impact of dividends between related party controlled foreign corporations that would be classified as foreign personal holding company income.  Related party controlled foreign earnings of $2.0 million were reduced by $655,000 in United States income taxes on current and undistributed earnings for a net income of approximately $1.3 million.  If the pending bill currently in Congress is passed, then our 2010 provisions for these taxes could be reversed in the quarter in which the bill is passed and signed into law.

Equity in Net Income of Unconsolidated Entities
Equity in net income of unconsolidated entities, net of taxes, decreased from $2.2 million in the third quarter of 2009 to $1.3 million in the third quarter of 2010.  This decrease is primarily due to income taxes on our related party controlled foreign entities (see Income Taxes above).  Equity in net income of unconsolidated entities net of taxes, for the first nine months of 2010 was further impacted by our 25% investment in Oslo Bulk.  Our portion of the earnings of this investment was a $291,000 loss for the three months ended September 30, 2010, primarily related to a negative mark-to-market adjustment of $451,000 on an interest rate swap contract.  Although the terms of Oslo Bulk’s interest rate swap contract match the terms of the loan, the swap did not qualify for hedge accounting treatment due to the lack of documentation at the inception of the contract entered into in 2008, prior to our investment in Oslo Bulk.  We expect the instrument to be an effective economic hedge of Oslo Bulk’s interest cost.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2010
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(All Amounts in Thousands)	Time Charter Contracts- US Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2010
Revenues from External Customers	$159,093	$37,744	$12,672	$21,017	$1,872	$232,398
Voyage Expenses	111,003	24,245	12,495	17,801	837	166,381
Vessel Depreciation	7,369	1,984	-	4,310	8	13,671
Impairment Charge	-	-	-	25,430	-	25,430
Gross Voyage Profit (Loss)	40,721	11,515	177	(26,524)	1,027	26,916
Adjusted Gross Voyage Profit (Loss)	40,721	11,515	177	(1,094)	1,027	52,346
2009
Revenues from External Customers	$213,464	$37,941	$14,346	$22,102	$2,303	$290,156
Voyage Expenses	161,645	32,110	11,735	19,403	1,732	226,625
Vessel Depreciation	10,003	1,172	-	4,298	8	15,481
Impairment Charge	-	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	41,816	1,760	2,611	(1,599)	563	45,151
Adjusted Gross Voyage Profit (Loss)	41,816	4,659	2,611	(1,599)	563	48,050

Adjusted gross voyage profit represents gross voyage profit excluding non-cash impairment charges on fixed assets (see Non-GAAP Financial Measures on page 8).  The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts-U.S. Flag: Overall revenues decreased by 25% or $54.4 million when comparing the first nine months of 2010 to the first nine months of 2009. The decrease was driven primarily by a drop in supplemental cargoes.

The decrease in the segment’s gross voyage profit from $41.8 million in the first nine months of 2009 to $40.7 million in the first nine months of 2010 was primarily due to the aforementioned drop in supplemental cargoes, partially offset by (i) more operating days on the vessels servicing our MSC contract and the U.S. flag Coal Carrier and (ii) a reduction in depreciation costs associated with extending the life of our Coal Carrier to match the length of a new contract.

Our U.S. Flag Time Charter Contracts include operating three RO/RO vessels for the United States Navy’s Military Sealift Command (“MSC”) for varying time periods.  One of the current agreements is set to expire by the end of March 2011 and the remaining two agreements are set to expire in May 2011, with MSC holding options to further extend all three agreements.  These contracts represented 17.7% of our total consolidated gross yoyage profit (excluding impairment loss) in the first nine months of 2010.  We are currently in the process of rebidding the follow on contract which has been re-opened.  If we are eventually awarded the contracts, we anticipate materially reduced revenues and gross profit.

Time Charter Contracts-International Flag: Gross voyage profit increased $6.9 million in the first nine months of 2010, excluding an impairment charge of $2.9 million in the prior year period, more operating days on vessels servicing our Indonesian customer, and the initial employment of the PCTC Newbuilding commencing in late March 2010.

           Contracts of Affreightment:  Gross voyage profit decreased from $2.6 million in the first nine months of 2009 to $177,000 for the same period in 2010 due to scheduled reductions in the contracted freight rates that took effect in the fourth quarter of 2009.  Although the current results for the segment have decreased, the benefit from a 2007 sale leaseback is reflected in a lower consolidated effective tax rate, resulting in improved after-tax consolidated net income.

Rail-Ferry Service: Gross voyage loss improved from a $1.6 million loss in the third quarter of 2009 to a $1.1 million loss for the first nine months of 2010, excluding a $25.4 million impairment loss taken on the segment’s two Roll-on/Roll-off Special Purpose double deck vessels.  This improvement is due to additional Northbound cargo.  The improvements in our Northbound results were partially driven by our service being used as an alternative source of transportation resulting from outages in Mexico’s cross border rail service and a negotiated retroactive settlement to reduce port cost.

We based the aforementioned non-cash impairment charge taken in the third quarter of 2010 on the challenge to replace the major customer lost in 2009 and a lack of improvement in the service throughout 2010 with no short term improvement expected in the segment’s operating results.  We determined that the cash flows expected to be generated by the long-lived assets of the Rail-Ferry segment are less than the carrying amount of these assets.  For further information on the impairment charge, please see Note 3 – Impairment of Long-Lived Assets.

Due to contractual extensions to the rail terminal operating agreement, we extended the amortization period of both the Mobile, Alabama and Coatzacoalcos, Mexico rail terminal’s leasehold improvements two and a half years and six years, respectively, during the first quarter 2010.  Extending these amortization periods had the effect of increasing our gross profit approximately $450,000 per quarter.

Other:  Gross profit increased from $563,000 in the first nine months of 2009 to $1.1 million in the first nine months of 2010.  This increase was primarily due to an increase in brokerage income.

Other Income and Expense

Administrative and general expenses decreased from $16.4 million in the first nine months of 2009 to $16.3 million in the first nine months of 2010.  An increase in executive stock compensation was offset by the allocation of overhead cost to our established operating office in Singapore, reflected in Other category below.

 The following table shows the significant A&G components for the first nine months of 2010 and 2009 respectively.
(Amounts in Thousands)	Nine Months Ended September 30,
A&G Account	2010	2009	Variance

Wages & Benefits	$7,627	$7,623	$4
Executive Stock Compensation	1,925	1,293	632
Professional Services	1,874	1,858	16
Insurance and Worker’s Comp	871	459	412
Office Building Expenses	1,102	969	133
Other	2,879	3,743	(864)
Consulting Fees *	-	477	(477)
TOTAL:	$16,278	$16,422	$(144)
* Fees associated with unaffiliated company’s offer to purchase the company.

Interest Expense increased from $4.4 million in the first nine months of 2009 to $5.5 million in the first nine months of 2010 due to (i) entering into a new loan agreement in the third quarter of 2009 to finance the purchase of two Multi-Purpose vessels that were subsequently sold to an Indonesian company and (ii) higher interest expense due to the incurrence of bank indebtedness in 2010 to fund the final installment owed on our International flag PCTC Newbuilding.

Derivative Loss represents the ineffectiveness of a portion of a derivative contract and the related mark-to-market adjustment associated with this portion of the derivative. (See Note 13).

Investment (income) loss improved from a loss of $187,000 in the first nine months of 2009 to income of $1.5 million in the first nine month of 2010 due to other than temporary impairment losses taken on certain investments in 2009, higher average cash balances in the first quarter 2010 and higher average balances of interest-bearing debt securities.

Other income from vessel financing in 2010 is due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss in 2010 is due to the revaluation of our Yen denominated loan facility due to a decrease in the exchange rate associated with the financing of our International flag PCTC Newbuilding (See Item 1A Risk Factors).

Income Taxes

We recorded a benefit for income taxes of $693,000 on $1.4 million, or $26.1 million after excluding the impairment charge of $25.4 million, of income before equity in net income of unconsolidated entities and a benefit of $2.4 million on $24.0 million of income before equity in net income of unconsolidated entities for the nine months ended September 30, 2010 and 2009 respectively.  While our year on year income before equity in net income of unconsolidated entities has been fairly comparable, our benefit for income taxes dropped by 71% based on improvements in our operations taxed at the U.S. corporate statutory rate.  For further information on certain tax laws and elections, see our Current Report on Form 8-K filed on October 13, 2010, including Note F to the financial statements.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Foreign income such as dividends, interest, rents and royalties are normally treated as foreign personal holding company income and subject to immediate taxation under the U.S. taxation regime.  In 2005 the treatment of foreign personal holding company income between related controlled foreign corporations allowed deferral of that income.  This rule was not permanent but was extended in years following through December 31, 2009.  The rule has been proposed to be further extended and is under consideration by Congress for 2010; however, it has not passed and is therefore not yet law.  In light of this change, the tax provision on equity in earnings from unconsolidated entities for the first six months of 2010 includes the tax impact of dividends between related party controlled foreign corporations that would be classified as foreign personal holding company income.  Related party controlled foreign earnings of $8.1 million were reduced by $4.0 million in United States income taxes on current and undistributed earnings for a net income of $4.1 million.  If the pending bill currently in Congress is passed, then our 2010 provision for these taxes of $4.0 million could be reversed in the quarter in which the bill is passed and signed into law.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, decreased from $5.0 million in the first nine months of 2009 to $4.2 million in the same period of 2010.  The results were driven primarily by our 50% investment in Dry Bulk, which owns 100% of subsidiary companies that currently own two Capesize Bulk Carriers and have two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  For the nine months of 2010 and 2009, our portion of the earnings of this investment was $5.0 million, net of taxes of $4.0 million, and $4.9 million, net of taxes of $0, respectively, with the increase in pretax earnings being principally due to Dry Bulk having sold its one remaining Panamax vessels in the first quarter 2010. Equity in net income of unconsolidated entities net of taxes, for the first nine months of 2010 was further impacted by our 25% investment in Oslo Bulk.  Our portion of the earnings of this investment was a $972,000 loss for the nine months ended September 30, 2010, primarily related to the mark-to-market adjustment of $1.4 million on an interest rate swap contract.  Although the terms of Oslo Bulk’s interest rate swap contract match the terms of the loan, the swap did not qualify for hedge accounting treatment due to the lack of documentation at the inception of the contract entered into in 2008, prior to our investment in Oslo Bulk.  We expect the instrument to be an effective economic hedge to Oslo Bulk’s interest cost.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $40.8 million at December 31, 2009, to $41.2 million at September 30, 2010.  Cash and cash equivalents decreased during the first nine months of 2010 by $15.1 million to a total of $32.4 million at September 30, 2010, with a portion of the decrease due to cash used to purchase $8.8 million of short-term corporate bonds.  The decrease in cash and cash equivalents was a result of cash provided by operating activities of $50.5 million and cash provided by financing activities of $13.5 million, offset by cash used for investing activities of $79.1 million.  Total current liabilities of $47.6 million as of September 30, 2010 included current maturities of long-term debt of $19.8 million.

Net cash provided by operating activities for the first nine months of 2010 was $50.5 million after adjusting net income of $6.4 million for the first nine months of 2010 for non-cash provisions such as depreciation, amortization, foreign exchange losses, and an impairment loss of $25.4 million on two Roll-on/Roll-off Special Purpose double-deck vessels and cash dividends of $2.3 million from our investment in unconsolidated entities, partially offset by, among other things, the deduction of the non-cash $4.2 million of net income from our equity in net income of these unconsolidated entities, and the aforementioned changes in working capital.

Net cash used for investing activities of $79.1 million included capital expenditures of $80.1 million, and the purchase, net of sales, of marketable securities of $8.2 million which were partially offset by principal payments received under direct financing leases of $4.2 million and proceeds from the sale of one of our International Flag Container vessels.  Included in the $80.1 million of capital expenditures are $51.4 million for the final installment payment on an International flag Pure Car Truck Carrier delivered in late March 2010 and the installment payments of $23 million on three Handy-size Bulk Carrier Newbuildings scheduled for delivery in the first quarter of 2011.

Net cash provided by financing activities of $13.5 million included outflows of regularly scheduled debt payments of $10.6 million, an additional $6.0 million paid toward principal payment on debt affiliated with the purchase of two Multi-Purpose vessels in 2009, the buyback of shares of our common stock of $5.2 million and cash dividends paid of $9.2 million. These cash outflows were offset by the net effect of (i) line of credit draw of $26.0 million offset by line of credit payment of $26.0 million, (ii) debt payment of $48.4 million and loan proceeds of $46.0 million from the refinancing of the 2007 U.S. flag PCTC, (iii) pay off of a bridge loan for $12.6 million and (iv) proceeds of $60.1 million from the final bank draw associated with financing of the International flag PCTC Newbuilding.

In 2007, we acquired a 2007-built PCTC, which we reflagged as a U.S. flag vessel. The vessel was financed with a three year Yen denominated note with a balloon payment of 4.25 billion Yen due on September 10, 2010. Immediately after being delivered to us in September of 2007, we chartered this vessel through August of 2010 to a Far East based shipping company, which held an option to purchase the vessel at the end of the contract.  A portion of the charter was based on Yen capital hire payments which corresponded with our Yen debt payments.  On February 5, 2010, the charterer notified us of their intention not to exercise their option to purchase the vessel and did not exercise their option on the due date of February 6, 2010.  On February 14, 2010, we negotiated a mutually acceptable early redelivery of the vessel under the time charter.  On March 8, 2010, we entered into a U.S. denominated bridge loan which converted our total outstanding debt of 4.32 billion Yen to approximately $47.9 million.  On June 29, 2010 we entered into a refinancing loan agreement to establish long term financing on this vessel for $46.0 million.  As a result of the time charterer’s redelivery of the vessel in February 2010, we reclassified $48.1 million of net investment in direct financing leases from current assets to vessels in the first quarter of 2010.  This vessel is currently employed on a long-term time charter.

On March 31, 2010 we adjusted and extended our $30 million unsecured revolving line of credit upward to $35 million and extended the maturity date to April 6, 2012.  As of September 30, 2010, we had pledged $6.4 million as collateral for a letter of credit.  The remaining $28.6 million was available as of September 30, 2010.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility.

On October 13, 2010, we filed a universal shelf registration statement with the Securities and Exchange Commission.  If and when the registration statement is declared effective by the Securities and Exchange Commission, it will provide us with additional flexibility to access the public equity and debt capital markets to satisfy our financing requirements.  For further information, see Form S-3, filed with the Securities and Exchange Commission on October 13, 2010.

Debt and Lease Obligations – As of September 30, 2010, we held five vessels under operating contracts, five vessels under bareboat charter or lease agreements and three vessels under time charter agreements.  The types of vessels held under these agreements include two Pure Car/Truck Carriers, two Breakbulk/Multi Purpose vessels, three Roll-On/Roll-Off vessels, four Container vessels and a Tanker vessel, all of which operate in our Time Charter Contracts – U.S. Flag and International Flag segments, and a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.  We also conduct certain of our operations from leased office facilities.  Refer to our 2009 form 10-K for a schedule of our contractual obligations.

           In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, borrow money, or restructure our debt.  We believe we have sufficient liquidity despite the recent disruption of the capital and credit markets and believe we can continue to fund working capital and capital investment liquidity needs through cash flow from operations and available credit facilities.  We have debt of $5.0 million due in the fourth quarter 2010, $20.6 million due in 2011, $33.2 million due in 2012, $34.8 million due in 2013 and $18.9 million due in 2014.

Bulk Carriers - In November 2009, we contracted with a Korean shipyard to construct three Handy-Size Bulk Carrier Newbuildings with scheduled deliveries in early 2011.  We have made total payments of $39.5 million including $22.6 million in the first nine months of 2010 on these vessels. With our equity position on these Newbuildings being fully funded, on August 2, 2010, we entered into a $55.2 million Senior Secured Term Loan Facility Agreement to finance the construction and delivery installment payments under separate Shipbuilding contracts for these three Newbuildings.  The Facility matures in seven years and is based on a fifteen year amortization. See Exhibit 10.12 to this report for a copy of the facility agreement and our Current Report on Form 8-K dated August 2, 2010 for a further description of this facility.

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

In December 2009, we acquired for $6,250,000 a 25% investment in Oslo Bulk Shipping (“Oslo Bulk”), which, in 2008, contracted to build eight new Mini Bulkers. Three of the eight Mini Bulkers were delivered and under contract in the third quarter of 2010. The remaining five vessels will be delivered in the fourth quarter of 2010 and first quarter of 2011. During the first half of 2010, we invested an additional $2.3 million in Tony Bulkers Pte Ltd, an affiliate of Oslo Bulk, for our 25% share of the installment payments for two more new Mini Bulkers.  We expect to pay our remaining share of installment payments associated with the ninth and tenth new Mini Bulkers of approximately $3.2 million by the fourth quarter of 2010 and the vessels are expected to be delivered in the second quarter 2011. This investment is accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.

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

On July 28, 2010, our Board approved a 2010 third quarter payment of a $.375 cash dividend for each share of common stock held on the record date of August 17, 2010, which was paid on September 1, 2010.

On October 27, 2010, our Board approved a 2010 fourth quarter payment of a $.375 cash dividend for each share of common stock held on the record date of November 17, 2010, to be paid on December 1, 2010.

Environmental Issues – Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $250,000 for each incident.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at September 30, 2010, approximated its carrying value due to the short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at quarter-end for our investment portfolio is not material.

The fair value of long-term debt at September 30, 2010, including current maturities, was estimated to equal the carrying value of $203 million.

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet.  Currently, each of the Company’s interest rate swaps is accounted for as an effective cash flow hedge.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss). As of September 30, 2010, the Company has the following interest rate swap contracts outstanding:
Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
11/30/05	11/30/12	$13,335,000	5.17%	Fixed
3/31/08	9/30/13	$12,908,000	3.46%	Fixed
9/30/10	9/30/13	$12,908,000	2.69%	Fixed
9/30/10	9/30/13	$12,908,000	2.45%	Fixed
9/26/05	9/28/15	$9,333,333	4.41%	Fixed
9/26/05	9/28/15	$9,333,333	4.41%	Fixed
3/15/09	9/15/20	¥ 6,280,000,000	2.065%	Fixed

The fair value of these agreements at September 30, 2010, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $11.1 million.  A hypothetical 10% decrease in interest rates as of September 30, 2010, would have resulted in a $11.7 million liability.

Commodity Price Risk.  As of September 30, 2010, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2010 fuel requirements for our Rail-Ferry Service segment.  We have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2010. If we had commodity swap agreements, they could be structured to reduce our exposure to increases in fuel prices.  However, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  We estimate that a 20% increase in the price of fuel for the period January 1, 2010 through September 30, 2010 would have resulted in an increase of approximately $548,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.08 in our basic earnings per share based on the shares of our common stock outstanding as of September 30, 2010.  The additional fuel costs assumes no additional revenue would be generated from fuel surcharges, even though we believe that we could pass along some or all of the price increase to our customers through fuel surcharges.  Our charterers in the Time Charter Contracts – U.S. Flag and the Time Charter Contracts – International Flag segments are responsible for purchasing vessel fuel requirements; thus, we have no fuel price risk in these segments.

Foreign Exchange Rate Risk.  We have entered into foreign exchange contracts to hedge certain firm purchase commitments.  The remaining forward purchase contract entered into in 2009 was for Indonesian Rupiah for $900,000 U.S. Dollar equivalents at an exchange rate of 12975. In 2010, we entered into two forward purchase contracts. The first was for Mexican Pesos for $1,725,000 U.S. Dollar equivalents at an exchange rate of 13.1524 and the second was for Indonesian Rupiah for $1.8 million U.S. Dollar equivalents at an exchange rate of 9670.  The following table summarizes these contracts:
(Amounts in Thousands)
Transaction Date	Type of Currency	Transaction Amount in Dollars	Effective Date	Expiration Date
February 2009	Rupiah	450	January 2010	December 2010
June 2010	Rupiah	1,800	January 2011	December 2011
June 2010	Peso	1,650	September 2010	August 2011

The fair value of these contracts at September 30, 2010, is an asset of $312,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be an asset of $280,800.

On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a 6400 CEU Newbuilding PCTC, which was completed and delivered in March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a Yen interest rate swap designed to cap the interest at 2.065%.  In June 2009, we received notification that the banking institution would be exercising their option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 for a total of Yen 5,102,500,000.  Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued, with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1 to 5 Yen increase or decrease on the exchange rate between the Yen and U.S. Dollar, which was $83.48 at September 30, 2010, would impact our earnings by approximately $600,000 to $3.0 million for the reporting period (See Item 1A-Risk Factors).  While we believe that these fluctuations may smooth out over time, any particular reporting period could be materially impacted by these adjustments.  There was a 6% fluctuation in the Yen to USD exchange rate at September 30, 2010 compared to the prior reporting period end, resulting in a $3.4 million foreign exchange loss for the three month period ended September 30, 2010, reported under Interest and Other on our Statement of income included in Item 1 of this report above.  We continue to monitor the movements in the foreign currency markets in order to take advantage of potential opportunities.  During the month of September, the Japanese Government intervened into the foreign currency market causing a temporary weakening of the Yen to USD.  We bought forward our Yen exposure to cover our installments due under the Facility for the periods December 15, 2010 and March 15, 2011.  The rate of exchange for these transactions was approximately Yen 85.4 to 1 USD, with total USD equivalents of $3,005,000.

Pension Plan Risk.  During the capital market crisis, we experienced a significant decline in the market value of plan assets.  With the rise in the equity markets due to the recovery over the past year, we have recouped most of the value lost during the credit crisis and currently the plan is appropriately funded under the new regulatory requirements for plan year 2010.  In addition to the $450,000 contributed to our pension plan this year through October 15, 2010, based on the current market conditions, we anticipate up to an additional $700,000 contributions in the fourth quarter of 2010.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures have been effective as of the end of the period covered by this report in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the first nine months of 2010, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS

On June 23, 2009, ten plaintiffs filed a complaint in U.S. District Court of Oregon against approximately forty defendants, including Waterman Steamship Corporation, which is one of our wholly owned subsidiaries. The suit was filed for contribution and recovery of both past and future cost associated with the investigation and remediation of the Portland Harbor Superfund Site.  Based on our review to date, we believe our exposure, if any, would be limited to an insurance deductible, which we believe would be immaterial.

ITEM 1A.  RISK FACTORS

Our Rail-Ferry Service has a history of losses, and we can give no assurances as to its future profitability. The service began operating in February of 2001 and has been unprofitable every year except 2008, when the two vessels used to provide this service averaged approximately 75% capacity utilization. Beginning in 2009, the service began to suffer the impact from the overall economic downturn, especially on its northbound service to the US, and both volumes and net margins decreased. During December 2009, we were notified that one of the segment’s largest customers would no longer use our services, citing sourcing decisions as the reason for the change.

Due to the uncertainty of this segment and the history of losses, the Company has routinely performed an impairment test in prior periods to determine if the service’s undiscounted cash flows were sufficient enough to recover the asset value of the segment.  Based on a lack of improvement throughout 2010 and no short term improvement expected, the Company determined that the cash flows expected to be generated by the long-lived assets of its Rail-Ferry segment are less than the carrying amount of these assets.  As such, the Company recognized a non-cash impairment charge of $25.4 million in the third quarter of 2010 to reduce the carrying value of these assets to their estimated fair value. The fair value of these assets was estimated based upon an independent third party appraiser (Level 2 inputs).

We believe that the recent improvements in the economies of Mexico and the U.S. will enable this service to operate profitably, but can provide no assurances to this effect.

Yen denominated loan.  The Company has a Yen denominated loan of Yen 5,102,500,000 which at the Balance Sheet date of September 30, 2010 converted to a USD $61.1 million liability at a USD/Yen exchange rate of $83.48.  As described further in Part I, Item 3, of this report, current accounting guidelines require us to record adjustments to our earnings each quarter based on changes in exchange rates.  Volatility in USD/Yen exchange ratios could cause material adjustments to the earnings we report each quarter.  We continue to monitor the movements in the foreign currency markets in order to take advantage of potential opportunities.  During the month of September, the Japanese Government intervened into the foreign currency market causing a temporary weakening of the Yen to USD.  We bought forward our Yen exposure to cover our installments due under the Facility for the periods December 15, 2010 and March 15, 2011.  The rate of exchange for these transactions was approximately Yen 85.4 to 1 USD, with total USD equivalents of $3,005,000.

On April 20, 2010, the Deepwater Horizon Oil rig, located in the Gulf of Mexico, exploded causing an oil spill into the Gulf of Mexico waters.  Our Rail-Ferry service was minimally impacted by deviation cost due to our vessels traveling around the oil spill. Through September 30, 2010, we have submitted claims to BP in the amount of $180,000.

For a listing of other factors that could materially and adversely affect our business, financial condition, results of operations, liquidity or prospects, please see Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  In 2008, we repurchased 491,572 shares of our common stock for $11.5 million. Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our Common Stock for $5.2 million.  Unless and until the Board otherwise provides, this authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

    This table provides certain information with respect to the Company’s purchase of shares of its common stock during the third quarter of 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2010 – July 31, 2010	-	-	-	285,377
August 1, 2010 – August 31, 2010	-	-	-	285,377
September 1, 2010 – September 30, 2010	-	-	-	285,377

ITEM 6 – EXHIBITS
(a)           EXHIBIT INDEX

Part II Exhibits:

(3.1)
Restated Certificate of Incorporation of the Registrant, as amended through May 19, 2010 (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Form 10-Q dated July 28, 2010 and incorporated herein by reference)

(3.2)
By-Laws of the Registrant as amended through October 28, 2009 (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant's Form Current Report on Form 8-K dated November 2, 2009 and incorporated herein by reference)

(4.1)	Specimen of Common Stock Certificate (filed as an exhibit to the Registrant's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980 and incorporated herein by reference)
(10.1)
Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, Deutsche Schiffsbank Aktiengesellschaft as Facility Agent and Security Trustee, DnB NOR Bank ASA, as Documentation Agent, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.2)
Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and Arranger, and Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

(10.3)
Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.4)
Consulting Agreement, dated December 29, 2009, between the Registrant and Niels W. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

(10.5)
Consulting Agreement, dated December 23, 2009, between the Registrant and Erik F. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

(10.6)
Form of Restricted Stock Agreement under the International Shipholding Corporation Stock Incentive Plan referenced to in Item 10.7 (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form 8-K dated May 6, 2008 and incorporated herein by reference)

(10.7)
International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated April 30, 2009 and incorporated herein by reference)

(10.8)
Form of Restricted Stock Agreement dated May 6, 2009 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated May 7, 2009 and incorporated herein by reference)

(10.9)
Form of Restricted Stock Agreement dated January 27, 2010 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant's Form 10-Q dated July 28, 2010 and incorporated herein by reference)

(10.10)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.11)
Credit Agreement, dated as of June 29, 2010, by and among Waterman Steamship Corporation, as borrower, the Registrant, as guarantor, Regions as lender (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant's Form 10-Q dated July 28, 2010 and incorporated herein by reference)

(10.12)
Credit Agreement, dated as of August 2, 2010, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, ING Bank N.V., London Branch, as facility agent and security trustee. (We have requested confidential treatment with respect to certain portions of this exhibit.  We have filed an unredacted version of this exhibit separately with the Securities and Exchange Commission.)*

(10.13)
SHIPSALES Agreement, dated as of September 21, 2007, by and between East Gulf Shipholding, Inc., as buyer, and Clio Marine Inc., as seller. (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated January 14, 2009 and incorporated herein by reference) (On March 3, 2009, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.14)
Facility Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.15)
Change of Control Agreement, by and between the registrant and Niels M. Johnsen, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.16)
Change of Control Agreement, by and between the registrant and Erik L. Johnsen, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.17)
Change of Control Agreement, by and between the registrant and Manuel G. Estrada, effective as of August 6, 2008. (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.18)
Form of Indemnification Agreement, by and between the registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

(10.19)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller (filed in redacted form in redacted form with the Securities and Exchange Commission as Exhibit 10.21 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (On May 20, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.20)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.22 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (On May 20, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.21)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.23 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (On May 20, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.22)
Performance Guarantee, dated as of November 11, 2009, by International Shipholding Corporation, as guarantor (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.24 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (On May 20, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.23)
Performance Guarantee, dated as of November 11, 2009, by International Shipholding Corporation, as guarantor (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.25 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (On May 20, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.24)
Performance Guarantee, dated as of November 11, 2009, by International Shipholding Corporation, as guarantor (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.26 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (On May 20, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.25)
Letter of Guarantee, dated as of November 12, 2009, by Korea Eximbank, as guarantor (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.27 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (On May 20, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.26)
Letter of Guarantee, dated as of November 12, 2009, by Korea Eximbank, as guarantor (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.28 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (On May 20, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.27)
Letter of Guarantee, dated as of November 12, 2009, by Korea Eximbank, as guarantor (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.29 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (On May 20, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

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

Date:   October 28, 2010

12