Form 10-Q/A
period 2010-12-22
INTERNATIONAL SHIPHOLDING CORP
filed 2010-12-23
CIK 278041

UNITED STATES SECURITIES AND EXCHA NGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No.1)

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

Common stock, $1 par value. . . . . . . . 7,208,159 shares outstanding as of September 30, 2010

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of International Shipholding Corporation (the “Company”) for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission (the “Commission”) on October 28, 2010 (the “Original Filing”).  This Amendment is being filed solely to file the revised redacted version of Exhibit 10.12 to the Original Filing to include form exhibits previously excluded.  This revision is in response to comments that the Company received from the staff of the Commission in connection with the Company’s request for confidential treatment with respect thereto.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.  Except as described above, no attempt has been made in this Amendment to modify or update other items or disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events.

PART II – OTHER INFORMATION
ITEM 6 – EXHIBITS

See “Exhibit Index.”

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

Date:   December 23, 2010

EXHIBIT INDEX

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
      (32.1)Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*filed with this report