Form 10-Q
period 2011-05-05
INTERNATIONAL SHIPHOLDING CORP
filed 2011-05-05
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Common stock, $1 par value. . . . . . . . 7,228,252 shares outstanding as of March 31, 2011

INTERNATIONAL SHIPHOLDING CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)
	Three Months ended March 31,
	2011	2010
Revenues	$64,334	$72,914

Operating Expenses:
Voyage Expenses	48,990	54,943
Vessel Depreciation	5,374	3,764

Gross Voyage Profit	9,970	14,207

Administrative and General Expenses	5,829	6,019
Gain on Dry Bulk Transaction	(18,714)	-
Gain on Sale of Other Assets	-	(121)

Operating Income	22,855	8,309

Interest and Other:
Interest Expense	2,290	1,599
Derivative Income	(121)	-
Other Income from Vessel Financing	(688)	(604)
Investment Income	(200)	(179)
Foreign Exchange Gain	(1,489)	-
	(208)	816
Income Before Provision (Benefit) for Income Taxes and
Equity in Net Income of Unconsolidated Entities	23,063	7,493

Provision (Benefit) for Income Taxes:
Current	207	170
Deferred	-	(765)
State	1	(17)
	208	(612)
Equity in Net Income of Unconsolidated
Entities (Net of Applicable Taxes)	1,225	2,463

Net Income	$24,080	$10,568

Basic and Diluted Earnings Per Common Share:
Basic Earnings Per Common Share:	$3.33	$1.46

Diluted Earnings Per Common Share:	$3.32	$1.44

Weighted Average Shares of Common Stock Outstanding:
Basic	7,232,834	7,249,198
Diluted	7,256,129	7,321,198

Dividends Per Share	$0.375	$0.500
 The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	March 31,	December 31,
ASSETS	2011	2010

Current Assets:
Cash and Cash Equivalents	$51,986	$24,158
Marketable Securities	11,293	11,527
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $324 and $311 in 2011 and 2010, Respectively
Traffic	6,902	6,364
Agents'	2,943	1,555
Other	15,894	8,555
Federal Income Taxes Receivable	155	242
Net Investment in Direct Financing Leases	5,770	5,596
Other Current Assets	5,004	2,513
Notes Receivable	4,248	4,248
Material and Supplies Inventory	4,088	3,774
Total Current Assets	108,283	68,532

Investment in Unconsolidated Entities	15,033	27,261

Net Investment in Direct Financing Leases	48,597	50,102

Vessels, Property, and Other Equipment, at Cost:
Vessels	497,889	365,797
Leasehold Improvements	26,128	26,128
Construction in Progress	7,907	78,355
Furniture and Equipment	9,338	7,863
	541,262	478,143
Less - Accumulated Depreciation	(149,728)	(143,667)
Net Vessels, Property, and Other Equipment	391,534	334,476

Other Assets:
Deferred Charges, Net of Accumulated Amortization	14,498	14,482
of $15,987 and $14,525 in 2011 and 2010, Respectively
Intangible Assets, Net	2,576	-
Due from Related Parties	4,322	4,124
Notes Receivable	39,080	40,142
Other	4,933	5,004
	65,409	63,752

	$628,856	$544,123

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$24,161	$21,324
Accounts Payable and Accrued Liabilities	46,755	32,114
Federal Income Taxes Payable	19	-
Total Current Liabilities	70,935	53,438

Long-Term Debt, Less Current Maturities	243,562	200,241

Other Long-Term Liabilities:
Lease Incentive Obligation	6,972	7,022
Other	51,604	49,672
	58,576	56,694

Stockholders' Equity:
Common Stock	8,555	8,564
Additional Paid-In Capital	84,657	84,846
Retained Earnings	204,674	183,541
Treasury Stock	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(16,700)	(17,798)
	255,783	233,750

	$628,856	$544,123

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)
	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$24,080	$10,568
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	5,621	3,905
Amortization of Deferred Charges and Other Assets	1,571	2,865
Deferred Benefit for Income Taxes	-	(765)
Gain on Dry Bulk Transaction	(18,714)	-
Non-Cash Stock Based Compensation	577	734
Equity in Net Income of Unconsolidated Entities	(1,225)	(2,463)
Distributions from Unconsolidated Entities	750	750
Gain on Sale of Assets	-	(121)
Gain on Foreign Currency Exchange	(1,489)	-
Changes in:
Accounts Receivable	(9,265)	(2,214)
Deferred Drydocking Charges	(3,338)	(125)
Inventories and Other Current Assets	867	(406)
Other Assets	71	610
Accounts Payable and Accrued Liabilities	5,563	(2,371)
Other Long-Term Liabilities	1,905	1,511
Net Cash Provided by Operating Activities	6,974	12,478

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	1,330	1,700
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(12,800)	(54,215)
Proceeds from/Cash Paid on Sale of Assets	-	(15)
Purchase of Marketable Securities	(1,120)	(8,649)
Proceeds from Sale of Marketable Securities	1,150	598
Investment in Unconsolidated Entities	(1,646)	(315)
Acquisition of Unconsolidated Entity	16,861	-
Payments on Related Party Note Receivables	1,002	950
Net Cash Provided by (Used In) Investing Activities	4,777	(59,946)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	34,029	70,305
Repayment of Debt	(14,936)	(4,322)
Additions to Deferred Financing Charges	(69)	(185)
Common Stock Dividends Paid	(2,947)	(3,743)
Net Cash Provided by Financing Activities	16,077	62,055

Net Increase in Cash and Cash Equivalents	27,828	14,587
Cash and Cash Equivalents at Beginning of Period	24,158	47,468

Cash and Cash Equivalents at End of Period	$51,986	$62,055

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and as permitted thereunder we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The condensed consolidated balance sheet as of December 31, 2010 included in this report has been derived from the audited financial statements at that date.

The foregoing 2011 interim results are not necessarily indicative of the results of operations for the full year 2011.  Management believes that it has made all adjustments necessary, consisting only of normal recurring adjustments, for a fair statement of the information shown.

        Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest or otherwise control its operating and financial activities.  We use the equity method to account for investments in entities in which we hold a 20% to 50% voting or economic interest and have the ability to exercise significant influence over their operating and financial activities.  We use the cost method to account for investments in entities in which we hold less than 20% voting interest and in which we cannot exercise significant influence over operating and financial activities.

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

         We have eliminated all significant intercompany balances, accounts and transactions.

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended March 31, 2011 and 2010:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
Components of net periodic benefit cost:	2011	2010	2011	2010
Service cost	$136	$140	$22	$5
Interest cost	368	372	143	99
Expected return on plan assets	(475)	(427)	-	-
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of Net Loss	83	86	55	-
Net periodic benefit cost	$111	$170	$217	$101

We contributed $156,000 to our Pension Plan in April 2011.  We are monitoring market conditions and, based on the current market conditions, we anticipate up to $450,000 in additional contributions for the year 2011.

Note 3.  Operating Segments

Our four operating segments, Time Charter Contracts – U.S. Flag, Time Charter Contracts – International Flag, Contracts of Affreightment (“COA”), and Rail-Ferry Service, are identified primarily by the characteristics of the contracts and terms under which our vessels are operated.  Beginning with the second quarter 2010 Form 10-Q report, we split Time Charter Contracts into two different operating segments, Time Charter Contracts – U.S. Flag and Time Charter Contracts – International Flag. We recast all prior period data for the previous Time Charter Contracts Segment based on the new operating segments.  We report in the Other category the results of several of our subsidiaries that provide ship and cargo charter brokerage and agency services.  We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.

We allocate interest expense to the segments in proportion to the book values of the vessels owned within each segment.  We do not allocate to our segments administrative and general expenses, investment income, gain on sale of investment, equity in net income of unconsolidated entities, or income taxes.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to our operating companies.

The following table presents information about segment profit and loss for the three months ended March 31, 2011 and 2010:

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts- International Flag	COA	Rail-Ferry Service	Other	Total
2011
Revenues from External Customers	$39,016	$11,210	$4,231	$9,054	$823	$64,334
Intersegment Revenues (Eliminated)	-	-	-	-	(3,777)	(3,777)
Intersegment Expenses (Eliminated)	-	-	-	-	3,777	3,777
Voyage Expenses	29,998	6,886	4,310	7,631	165	48,990
Vessel Depreciation	2,509	1,990	-	872	3	5,374
Gross Voyage Profit (Loss)	6,509	2,334	(79)	551	655	9,970
Interest Expense	675	1,301	-	193	121	2,290
Segment Profit (Loss)	5,834	1,033	(79)	358	534	7,680
2010 (recast)
Revenues from External Customers	$51,430	$11,805	$3,980	$5,139	$560	$72,914
Intersegment Revenues (Eliminated)	-	-	-	-	(3,733)	(3,733)
Intersegment Expenses (Eliminated)	-	-	-	-	3,733	3,733
Voyage Expenses	36,687	8,186	4,167	5,597	306	54,943
Vessel Depreciation	2,380	-	-	1,381	3	3,764
Gross Voyage Profit (Loss)	12,363	3,619	(187)	(1,839)	251	14,207
Interest Expense	822	229	-	386	162	1,599
Segment Profit (Loss)	11,541	3,390	(187)	(2,225)	89	12,608

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended March 31,
Profit:	2011	2010
Total Profit for Reportable Segments	$7,680	$12,608
Unallocated Amounts:
Administrative and General Expenses	(5,829)	(6,019)
Gain on Sale of Other Assets	-	121
Derivative Income	121	-
Other Income from Vessel Financing	688	604
Investment Income	200	179
Foreign Exchange Gain	1,489	-
Gain on Dry Bulk Transaction	18,714	-
Income Before Provision (Benefit) for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$23,063	$7,493

Note 4.  Unconsolidated Entities

In 2003, we acquired for $3,479,000 a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which as of December 31, 2010 owned 100% of subsidiary companies owning two Capesize Bulk Carriers and two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  Historically, we have accounted for this investment under the equity method and our share of earnings or losses has been reported in our consolidated statements of income, net of taxes.  Our portion of earnings of Dry Bulk was $1.3 million, net of taxes of $0, and $2.2 million, net of taxes of $2.6 million, for the three months ended March 31, 2011 and 2010, respectively.  The decrease in pre-tax earnings was mainly due to a $1.4 million gain on the sale of Dry Bulk’s Panamax Bulk Carrier in the first quarter of 2010.  Historically, we did not provide for income taxes related to our earnings from Dry Bulk as a result of the U. S. tax law in effect prior to 2010.  This tax law expired effective January 1, 2010, resulting in income taxes being applicable to our earnings from Dry Bulk during the first three quarters of 2010.  A bill passed in Congress in late 2010 eliminated the need for a tax provision on these amounts and our 2010 provision for taxes was reversed in the fourth quarter of 2010.

On March 25, 2011, we acquired 100% ownership of Dry Bulk.  For further information on this acquisition, see Note 5 Dry Bulk Cape Holding, Inc. Step Acquisition Gain.

We received a cash distribution from Dry Bulk of $750,000 in the first quarter of each of 2011 and 2010.

The unaudited condensed results of operations of Dry Bulk are summarized below:

	Three Months Ended March 31,
(Amounts in Thousands)	2011	2010
Operating Revenues	$4,823	$9,576
Operating Income	$2,866	$6,964
Net Income	$2,613	$9,351

In December 2009, we acquired for $6,250,000 a 25% investment in Oslo Bulk AS (“Oslo Bulk”) which in 2008, contracted to build eight new Mini Bulkers. Seven of the eight Mini-Bulkers were delivered and deployed as of April 2011. The remaining vessel is expected to be delivered in the second quarter of 2011. During 2010, we invested an additional $3.9 million in Tony Bulkers Pte Ltd, (“Tony Bulkers”), an affiliate of Oslo Bulk AS, for our 25% share of the installment payments for two additional new Mini-Bulkers, one of which was delivered in the fourth quarter of 2010. We paid our remaining share of installment payments associated with the other Mini-Bulker Newbuilding of approximately $1.7 million in January 2011 and the vessel is expected to be delivered in the second quarter of 2011.  These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the aggregate earnings of Oslo Bulk and Tony Bulkers, which included final 2010 income adjustments of $143,000 for Oslo Bulk, was $55,000 and ($98,000), respectively, for the quarter ended March 31, 2011.  Our portion of the earnings of our remaining investments in unconsolidated entities was ($32,000).

Note 5.  Dry Bulk Cape Holding, Inc. Step Acquisition Gain

On March 25, 2011, Cape Holding, Ltd. (a wholly-owned subsidiary of International Shipholding Corporation’s wholly-owned subsidiary LCI Shipholding, Inc.) and DryLog Ltd. completed a non-monetary transaction that restructured their respective 50% interests in Dry Bulk.

Prior to this transaction, Dry Bulk controlled through various subsidiaries two Cape Size vessels and two Handymax newbuildings.  In connection with this transaction, (i) Cape Holding, Ltd. increased its ownership in Dry Bulk from 50% to 100% and (ii) in consideration, DryLog Ltd. received ownership of two former Dry Bulk subsidiaries holding one Cape Size vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered in the second half of 2012.  Following the transfer of these subsidiaries, Dry Bulk continues to control through two subsidiaries, one Cape Size vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered by the end of the first quarter of 2012.

After completion of this transaction, we now hold a direct 100% ownership in Dry Bulk and have complete control of the two remaining vessels. Additionally, we now have the opportunity to manage these two vessels through our wholly-owned subsidiary, LMS Shipmanagement, Inc., leverage any cost savings by providing insurance coverage through our existing policies, and expand and diversify our bulk carrier fleet with autonomous control of the vessels after the termination of the existing time charter agreement that ends in 2012.

 Due to our pre-existing 50% ownership interest in Dry Bulk, this step acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations.  Under business combination accounting, the assets and liabilities acquired are recorded as of the acquisition date at their respective fair values.  The valuation of Dry Bulk provided us with the fair value of all assets and liabilities (including intangible assets) acquired and also included the fair value of our 50% equity interest in Dry Bulk prior to the acquisition date. Accordingly, based on a fair value of $31.8 million for our previous 50% equity interest in Dry Bulk, we recognized a gain of $17.3 million as a result of the remeasurement of our equity interest prior to the acquisition date. An additional gain of $1.4 million reflects the remaining step up to fair value.  The following (in thousands of dollars) is a summary of the fair value of the net assets acquired:

Working Capital                                       $6,651
Intangibles(1)                                           $5,151
Fixed Assets(2)                                        $49,956
Long-Term Debt(3)                                ($28,554)
Fair Value Net Assets                             $33,204

(1)	Includes above market time-charter contracts that are in place through 2012. This intangible amount will be amortized over the remaining term of the underlying time-charter contracts..
(2)	Consists of one in-service Capesize vessel and one Handymax vessel currently under construction.
(3)	Consists of two credit facilities, one for each vessel acquired
(4)	Includes approximately $4.0 million of Restricted Cash as a result of loan covenants on debt assumed. We expect this restriction to be removed upon refinancing this debt in the second quarter of 2011.

Previously, the Company accounted for its non-controlling interest in DBCH under the equity method. Going forward, the financial results of DBCH will be included in our consolidated financial results. Assuming the Company recorded this transaction on January 1, 2010, our consolidated financial results for the three month periods ending March 31, 2010 and March 31, 2011 would not have been materially different from what was actually reported. As such, we have not disclosed in this footnote any proforma financial information for either of these periods.

 Note 6.  Earnings Per Share

We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under restricted stock grants using the treasury stock method.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator
Net Income – Basic:
	$24,080	$10,568
Net Income – Diluted:
	$24,080	$10,568
Denominator
Weighted Avg Shares of Common Stock Outstanding:
Basic	7,232,834	7,249,198
Plus:
Effect of dilutive restrictive stock	23,295	72,000
Diluted	7,256,129	7,321,198

Basic and Diluted Earnings Per Common Share:
Net Income per share – Basic:
	$3.33	$1.46
Net Income per share – Diluted:
	$3.32	$1.44

Note 7. Comprehensive Income

The following table summarizes components of comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Amounts in Thousands)	2011	2010
Net Income	$24,080	$10,568
Other Comprehensive Income:
Unrealized Foreign Currency Translation Gain	18	42
Unrealized Gain on Marketable Securities, Net of Deferred Taxes of $47 and $81, Respectively	87	151
Change in Fair Value of Derivatives, Net of Deferred Taxes of $68 and ($45), respectively	993	(259)
Total Comprehensive Income	$25,178	$10,502

 Note 8. Income Taxes

We recorded a provision for income taxes of $208,000 on our $23.1 million of income before equity in net income of unconsolidated entities in the first three months of 2011.  For the first three months of 2010 our benefit for income taxes was $612,000 on our $7.5 million of income before equity in net income of unconsolidated entities.  The decrease in our benefit for income taxes was based on improvements in our operations taxed at the U.S. corporate statutory rate and the need to record a valuation allowance on deferred tax assets.  For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2010, including Note F to the consolidated financial statements included therein.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Note 9. Fair Value Measurements

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

       The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2011, segregated by the above-described levels of valuation inputs:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$ 11,293	$ -	$ -	$ 11,293
Derivative assets	-	201	-	201
Derivative liabilities	-	(8,481)	-	(8,481)
Vessels	-	37,070	-	37,070	(1)

(1) Represents the appraised fair value of the Rail-Ferry vessels after the impairment charge taken in the third quarter of 2010. The valuation technique used was a weighted average of the cost, comparable sales and income approach.

Note 10.  Marketable Securities

We have categorized all marketable securities as available-for-sale securities. Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  We determined that none of our securities were impaired as of March 31, 2011 and 2010.

The following tables include cost and valuation information on our investment securities at March 31, 2011:

(Amounts In Thousands)
		AOCI**
		Unrealized	Estimated
Securities Available for Sale	Cost Basis	Holding Gains	Fair Value

Corporate Bonds*	$11,074	$219	$11,293
Total	$11,074	$219	$11,293

* Various maturity dates from September 2011 – November 2015.
** Accumulated Other Comprehensive Income

Note 11.  New Accounting Pronouncements
There were no new accounting pronouncements that have been issued that may, or reasonably be expected to, have a material impact our financial position or results of operations.

Note 12.  Stock Based Compensation

A summary of the activity for restricted stock awards during the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-vested –December 31, 2010	132,500	$22.38
Shares Granted	51,934	$26.27
Shares Vested	(96,934)	$23.98
Non-vested – March 31, 2011	87,500	$22.91

The following table summarizes the future amortization of unrecognized compensation cost, which we will include in administrative and general expenses, relating to the Company’s restricted stock grants as of March 31, 2011:

Grant Date	2011	2012	2013	Total

April 30, 2008	$304,000	$34,000	$-	$338,000
January 27, 2011	$799,000	$267,000	$-	$1,066,000
Total	$1,103,000	$301,000	$-	$1,404,000

For the three months ended March 31, 2011, the Company’s income before taxes and net income included $577,000 and $375,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.05 per share. For the three months ended March 31, 2010, the Company’s income before taxes and net income included $734,000 and $477,000, respectively, of stock-based compensation expense charges, which resulted in decreases in basic and diluted earnings per share of $0.07 per share, respectively.

On January 14, 2011, our Independent Directors received an unrestricted grant of 4,434 shares of common stock from the 2009 Stock Incentive Plan.

On January 27, 2011, our Compensation Committee granted 47,500 shares of restricted stock to certain executive officers.  The shares vest on the day in 2012 when we file our Form 10-K for the fiscal year 2011, contingent upon the Company achieving certain performance measures for fiscal year 2011 and the executive officer remaining employed by us on such date.  The fair value of the Company’s restricted stock, which is determined using the average stock price as of the date of the grant, is applied to the total shares that are expected to fully vest and is amortized to compensation expense on a straight-line basis over the vesting period.

 Note 13.  Derivative Instruments

The Company uses derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers, without exception.  The remedy for default is settlement in entirety or payment of the fair market value of the contracts, which is $8.3 million in the aggregate for all of our contracts, less posted collateral of $540,000 as of March 31, 2011.  The unrealized loss related to the Company’s derivative instruments included in accumulated other comprehensive loss was $7.7 million as of March 31, 2011 and $8.7 million as of December 31, 2010.

         The notional and fair value amounts of our derivative instruments as of March 31, 2011 were as follows:

(Amounts in thousands)		Asset Derivatives		Liability Derivatives

	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Amount	Location		Location
Interest Rate Swaps - L/T*	$138,562	N/A	N/A	Other Liabilities	$8,481
Foreign Exchange Contacts	$2,100	Other Current Assets	$201	N/A	N/A
Total Derivatives designated as hedging instruments	$140,662	-	$201	-	$8,481

*With regard to the interest rates of our long-term debt that have been swapped to a fixed rate under contracts, they include an interest rate swap on a Yen based facility for the financing of a new PCTC delivered in March 2010.   The notional amount under this contract is  $72,973,514 (based on a Yen to USD exchange rate of 83.19 as of March 31, 2011).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion, which consists of the portion of the derivative instrument that is no longer supported by an underlying credit facility.  The change in fair value related to the ineffective portion of this swap was a $121,000 gain for the quarter ended March 31, 2011 and this amount was included in earnings.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the three months ended March 31, 2011 was as follows:

(Amounts in thousands)	Gain Recognized in Other Comprehensive Income	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of (Loss) Gain Reclassified from AOCI to Income	Gain Recognized in Income from Ineffective portion
	2011		2011	2011
Interest Rate Swaps	$965	Interest Expense	($970)	$121
Foreign Exchange contracts	$28	Voyage Expenses	$219	-
Total	$993	-	($751)	$121

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

Other factors that could cause actual results to differ materially from our expectations include, without limitation:
•	unanticipated changes in vessel utilization or cargo rates, or in charter hire, cost of fuel we are not able to pass on to customers, or other operating expenses,
•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate,
•	changes in interest rates, which could increase or decrease the amount of interest we incur on our variable rate debt and the availability and cost of capital to us,
•	the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures,
•	changes in accounting policies and practices adopted voluntarily or as required by accounting principles generally accepted in the United States,
•	changes in laws and regulations such as those related to government assistance programs and tax rates,
•	the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings,
•	unexpected out-of-service days on our vessels whether due to unplanned maintenance or other causes,
•	the ability of customers to fulfill their obligations with us,
•	the performance of unconsolidated subsidiaries,
•	political events in the United States and abroad, including terrorism and piracy, and the U.S. military's response to those events,
•	election results, regulatory activities and the appropriation of funds by the U.S. Congress,
•	changes in foreign currency exchange rates, and
•	other economic, competitive, governmental, and technological factors which may affect our operations.

Due to these uncertainties, we cannot assure that we will attain our anticipated results, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements.  Except for meeting our ongoing obligations under the federal securities laws, we undertake no obligation to update or revise for any reason any forward-looking statements made by us or on our behalf, whether as a result of new information, future events or developments, changed circumstances or otherwise.  For additional information on our forward-looking statements and risks, see Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Summary

Overview of First Quarter 2011

Overall Strategy

The Company operates a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as protect our long-standing customer base by providing quality transportation services.  From time to time, we augment the results of our term contracts with incremental supplemental cargoes.

Consolidated Financial Performance – First Quarter 2011 vs. First Quarter 2010

▪
Overall net income increased from $10.6 million in the first quarter of 2010 to $24.1 million in the first quarter of 2011. Included in the first quarter 2011 results was an $18.7 million non-cash gain generated from our acquisition of 100% of Dry Bulk Cape Holding, Inc., a company in which we previously held a 50% equity method investment.  In addition, the Company recorded a $1.5 million foreign exchange gain on its Yen denominated facility, reflecting a weakening of the Japanese Yen against the U.S. dollar. These two events were offset by: (i) a decrease in consolidated gross voyage profit of $4.2 million primarily driven by lower supplemental cargoes, (ii) an increase in our interest cost resulting from higher debt balances associated with the financing of our new International Flag Pure Car Truck Carrier and three new Handy-Size Bulk Carriers, and (iii) a decrease in our income from unconsolidated entities from $2.5 million to $1.2 million due to the gain on the sale of a Panamax Bulk Carrier in the first quarter of 2010.

Segment Performance – First Quarter 2011 vs. First Quarter 2010

Time Charter Contracts – U.S. Flag
▪	Decrease in revenues and gross profits of $12.4 million and $5.9 million, respectively (for further explanation see Results of Operations).
▪	Lower supplemental cargo volumes.
▪	Increase in off-hire days in 2011 due to drydocking of a vessel that we operate for the Military Sealift Command.
Time Charter Contracts – International Flag
▪	Slight decrease in revenues.
▪	Reduction in gross profits from $3.6 million in 2010 to $2.3 million in 2011.
▪	Introduction of three new Handysize vessels for hire in the first quarter of 2011.
▪	Lower results from our Indonesian operation due to 2010 voyage settlements.
Contract of Affreightment (“COA”)
▪	Slight increase in gross profits due to additional tonnage carried in 2011.
▪	Guaranteed minimum tonnage for the contract year.

Rail-Ferry
▪	Improvement in gross profits from a loss of $1.8 million in the first quarter of 2010 to a profit of $0.6 million for the same period in 2011.
▪	Significant improvement in northbound volumes driven by strong sugar cargo movement.
▪	Lower depreciation due to lower basis after impairment write-down.
Other
▪	Increase of $0.4 million driven primarily by additional brokerage commissions.

Financial Discipline & Strong Balance Sheet for the Quarter Ended March 31, 2011
▪	Total cash and marketable securities of $63.3 million.
▪	Cash generated from operations of $7.0 million.
▪	Working capital of $37.3 million.
▪	Debt payments of $14.9 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2011
Revenues from External Customers	$39,016	$11,210	$4,231	$9,054	$823	$64,334
Voyage Expenses	29,998	6,886	4,310	7,631	165	48,990
Vessel Depreciation	2,509	1,990	-	872	3	5,374
Gross Voyage Profit (Loss)	6,509	2,334	(79)	551	655	9,970
2010 (Recast)
Revenues from External Customers	$51,430	$11,805	$3,980	$5,139	$560	$72,914
Voyage Expenses	36,687	8,186	4,167	5,597	306	54,943
Vessel Depreciation	2,380	-	-	1,381	3	3,764
Gross Voyage Profit (Loss)	12,363	3,619	(187)	(1,839)	251	14,207

The following table shows the breakout of revenues by segment between fixed and variable for the first three months of 2011 and 2010, respectively:

Revenues 2010-2011 1st Quarter
Thousands of Dollars
60000
55000
50000
45000
40000
35000
30000
25000
20000
15000
10000
5000
0
2011
2010
2011
2010
2011
2010
2011
2010
2011
2010
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

Time Charter Contracts-U.S. Flag: Overall revenues decreased by 24% or $12.4 million when comparing the first quarter of 2011 to the first quarter of 2010. The decrease was driven primarily by a drop in the carriage of supplemental cargoes on our U.S. Flag Pure Car Truck Carriers, as volume returns to more historic levels.  The segment’s gross voyage profit decreased from $12.4 million in the first quarter of 2010 to $6.5 million in the first quarter of 2011 primarily as a result of the decrease in supplemental cargoes.  Our fixed revenues of $27.4 million and $30.5 million in the first quarter of 2011 and 2010, respectively, represent revenues derived from our fixed time charter contracts, and our variable revenues of $11.7 million and $21.0 million for the same periods in 2011 and 2010, respectively, represent revenues derived from our supplemental cargoes.

Our U.S. Flag Time Charter Contracts include operating three roll on-roll off vessels for the United States Navy’s Military Sealift Command (“MSC”) for varying time periods.  In July 2010, the MSC notified us that we would be excluded from further consideration for extending the current operating agreements on the three U.S. Flag roll on-roll off vessels.  Shortly thereafter, we protested this action and were reinstated for consideration by the MSC.  The MSC has notified us of their intent to exercise the options to extend all three agreements through July 31, 2011.  These three contracts represented 10.0% of our total revenue in the first quarter of 2011. Even if we successfully retain any one or more of these MSC contracts, we anticipate materially reduced revenues in future periods.

Time Charter Contracts-International Flag: Revenues decreased from $11.8 million in the first quarter of 2010 to $11.2 million in the first quarter of 2011 and gross voyage profit decreased $1.3 million in the first quarter of 2011, both primarily due to lower results from our Indonesian operation.  Our fixed revenues of $8.7 million in the first quarter of 2011 represents revenues derived from our fixed time charter contracts.  Our variable revenues of $2.5 million in the first quarter of 2011 represents voyages on three new Handy-Size Bulk Carriers pursuant to a revenue sharing agreement which commenced in January 2011.  All revenues in the first quarter of 2010 were derived under fixed revenue time charter contracts.

Contracts of Affreightment:  Revenues increased from $4.0 million in the first quarter of 2010 to $4.2 million in the first quarter of 2011 and gross voyage profit improved from a loss of $187,000 in the first quarter of 2010 to a loss of $79,000 in the first quarter of 2011 primarily due to increased tonnage in 2011.

Rail-Ferry Service:  Gross voyage profit increased from a loss of $1.8 million in the first quarter of 2010 to a profit of $551,000 in the first quarter of 2011. Revenues for this segment increased from $5.1 million in the first quarter of 2010 to $9.1 million in the first quarter of 2011, reflecting an increase in our Northbound cargo due to strong sugar cargo movement.

Other:  Gross profit increased from $251,000 in the first quarter of 2010 to $655,000 in the first quarter of 2011 due to increased brokerage revenue.

Administrative and General Expenses

Administrative and general expenses decreased from $6.0 million in the first quarter of 2010 to $5.8 million in the first quarter of 2011 primarily due to the recording of the present value of a life insurance policy reserved by us in 2010.
 The following table shows the significant A&G components for the first quarter of 2011 and 2010, respectively.

(Amounts in Thousands)	Three Months Ended March 31,
A&G Account	2011	2010	Variance

Wages & Benefits	$2,856	$2,932	$76
Executive Stock Compensation	577	734	157
Professional Services	731	543	(188)
Office Building Expenses	323	323	-
Insurance and Worker’s Comp	132	519	387
Other	1,210	968	(242)
TOTAL:	$5,829	$6,019	$190

Other Income and Expense

Interest Expense increased from $1.6 million in the first quarter of 2010 to $2.3 million in the first quarter of 2011 due to higher debt balances associated with the financing of our new International Flag Pure Car Truck Carrier and three new Handy-Size Bulk Carriers.

Derivative Income of $121,000 represents the ineffectiveness of a portion of a derivative contract and the related mark-to-market adjustment associated with this portion of the derivative (See Note 13).

Other income from vessel financing of $688,000 in 2011 is due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Foreign Exchange Gain of $1.5 million in 2011 is due to the revaluation of our Yen denominated loan due to a weakening of the Yen value in the exchange rate associated with the financing of our International flag PCTC Newbuilding (See Item 1A Risk Factors).

Income Taxes

We recorded a provision for income taxes of $208,000 on our $23.1 million of income before equity in net income of unconsolidated entities in the first three months of 2011.  For the first three months of 2010 our benefit was $612,000 on our $7.5 million of income before equity in net income of unconsolidated entities.  The increase in our provision for income taxes was based on improvements in our operations taxed at the U.S. corporate statutory rate, and the need to record a valuation allowance on deferred tax assets.  For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2010, including Note F to the consolidated financial statements included therein.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regimes.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, decreased from $2.5 million in the first quarter of 2010 to $1.2 million in the first quarter of 2011.
The results were primarily driven by our 50% investment in Dry Bulk, which as of December 31, 2010 owned two Capesize Bulk Carriers and has two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  Dry Bulk contributed $2.2 million in the first quarter of 2010 as compared to $1.3 million in the first quarter of 2011. Included in the 2010 results is a gain of $1.4 million on the sale of a Panamax Bulk Carrier by a Dry Bulk subsidiary. Offsetting Dry Bulk’s positive contributions were 2011 losses of $88,000 and $99,000 attributable to our 25% investments in Oslo and Tony Bulkers, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $15.1 million at December 31, 2010, to $37.3 million at March 31, 2011.  Cash and cash equivalents increased during the first three months of 2011 by $27.8 million to a total of $52.0 million at March 31, 2011. The increase in cash and cash equivalents was a result of cash provided by operating activities of $7.0 million, cash provided by investing activities of $4.8 million and by cash provided by financing activities of $16.1 million.  Total current liabilities of $70.9 million as of March 31, 2011 included current maturities of long-term debt of $24.2 million.

Net cash provided by operating activities for the first three months of 2011 was $7.0 million after adjusting net income of $24.1 million for the first three months of 2011 for non-cash provisions such as depreciation and amortization and cash dividends of $750,000 from our investment in unconsolidated entities, partially offset by, among other things, the deduction of the non-cash $1.2 million of net income from our equity in net income of these unconsolidated entities, foreign exchange gain of $1.5 million on the Yen denominated loan and a $18.7 million non-cash gain on the acquisition of an unconsolidated entity, net of the original investment amount (See Note 5).

Net cash provided by investing activities of $4.8 million included capital expenditures of $12.8 million, offset by principal payments received under direct financing leases of $1.3 million and $16.9 million related to the acquisition of Dry Bulk.

Net cash provided by financing activities of $16.1 million included outflows of regularly scheduled debt payments of $4.9 million, a line of credit payment of $10 million and cash dividends paid of $2.9 million. These cash outflows were offset by proceeds of $34.0 million from the final bank draw on the facility agreement to finance the construction and delivery of three Handy-Size dry bulk carriers delivered in January 2011.

On March 31, 2010 we adjusted our $30 million unsecured revolving line of credit upward to $35 million and extended the maturity date to April 6, 2012.  As of March 31, 2011, we had pledged $6.4 million as collateral for a letter of credit.  The remaining $28.6 million was available as of March 31, 2011.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility.

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

Debt and Lease Obligations – As of March 31, 2011, we held five vessels under operating contracts, five vessels under bareboat charter or lease agreements and two vessels under time charter agreements.  The types of vessels held under these agreements include two Pure Car/Truck Carriers, two Breakbulk/Multi Purpose vessels, three Roll-On/Roll-Off vessels and four Container vessels, all of which operate in our Time Charter Contracts – U.S. Flag and International Flag segments, and a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.

Our operating lease agreements have fair value renewal options and fair value purchase options.  Most of the agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.  On January 3, 2011 and January 13, 2011, we exercised the early buy out options on two vessels. Based on the terms of the existing lease agreements, the aggregate early buy out price for both vessels is approximately $64.5 million and is payable in July 2011. We have received numerous proposals to finance the upcoming purchase of the vessels. We are actively working with an existing Lender and believe we will complete the required financing for the purchase of the vessels. However, if we are unable to secure financing for the two vessels, we believe we could purchase them by using a combination of available cash, a draw on the line of credit and seek to obtain a waiver on our debt leverage covenants. Alternatively, we believe we could sell both of the vessels outright.

We also conduct certain of our operations from leased office facilities.  Refer to our 2010 form 10-K for a schedule of our contractual obligations.

        Substantially all of our credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital and interest expense coverage and a maximum amount of debt leverage.

As of March 31, 2011, the Company was in compliance with all financial covenants related to its debt obligations and we believe, based on current circumstances, that it is likely that we will continue to meet such covenants in the near future. The following table represents the actual and required covenant amounts for the period ending March 31, 2011:

Actual                      Required

Net Worth (thousands of dollars)                                    $255,783                       $237,464
Working Capital (thousands of dollars)                            $37,348                              $    0
Interest Expense Coverage Ratio (minimum) (1)                   14.93                                 2.5
Leverage Ratio (maximum) (2)                                                    3.03                               4.25

1.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
2.	Defined as the ratio between consolidated indebtedness to consolidated EBITDA.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital, enter into financings of our unencumbered vessels or restructure debt. We believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations and/or accessing available lines of credit.  To the extent we are required to seek additional capital, our efforts could be hampered by the on-going turmoil in the credit markets. We presently have variable to fixed interest rate swaps on 53% of our long-term debt.  We have debt of $18.0 million due in 2011, $36.3 million due in 2012, $37.9 million due in 2013 and $22.1 million due in 2014.

Bulk Carriers - In November 2009, we contracted with a Korean shipyard to construct three double hull Handy-Size Bulk Carrier Newbuildings.  We made contract payments of $17.0 million in the fourth quarter 2009, $60.0 million in 2010, and $12.0 million in January 2011 on these vessels. All three vessels were delivered in January 2011.  With our equity position on these Newbuildings being fully funded, on August 2, 2010, we entered into a $55.2 million Senior Secured Term Loan Facility Agreement to finance the construction and delivery installment payments under separate shipbuilding contracts for these three Newbuildings.  The Facility matures in seven years and is based on a 15-year amortization.

As a result of increasing our ownership in Dry Bulk from 50% to 100% on March 25, 2011, we presently own a 100% interest in  a Handymax Bulk Carrier newbuilding, scheduled to be delivered in the first quarter of 2012. Total investment in this newbuilding is anticipated to be approximately $39.0 million.  During the period of construction up to delivery, we expect to contribute 35% of the purchase price and have permanent finance commitments in place during the second quarter.

In December 2009, we acquired for $6,250,000 a 25% investment in Oslo Bulk AS (“Oslo Bulk”), which, in 2008, contracted to build eight new Mini Bulkers. Seven of the eight Mini-Bulkers were delivered and entered into a commercial management agreement as of March 31, 2011. The remaining vessel is expected to be delivered in the second quarter of 2011. During 2010, we invested an additional $3.9 million in Tony Bulkers, an affiliate of Oslo Bulk AS, for our 25% share of the installment payments for two more new Mini-Bulkers.  One of the Mini-Bulkers was delivered in the fourth quarter, 2010. We paid our remaining share of installment payments associated with the Mini-Bulker Newbuilding of approximately $1.7 million in January 2011 and the vessel is expected to be delivered in the second quarter 2011.  These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income, net of taxes.

Cash Dividend Payments – The payment of dividends to common stockholders is at the discretion of our board of directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008. Since then, the Board has declared a cash dividend each quarter.

Environmental Issues – Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $250,000 for each incident.

       New Accounting Pronouncements - There were no new accounting pronouncements that have been issued that may have a material impact our financial position or results of operations.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at March 31, 2011 approximated its carrying value due to the short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at quarter-end for our investment portfolio is not material.

The fair value of long-term debt at March 31, 2011, including current maturities, was estimated to equal the carrying value of $267.7 million.

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet.  Currently, each of the Company’s interest rate swaps is accounted for as an effective cash flow hedge  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss).  A  portion of the Yen interest rate swap we entered into in 2009 is deemed ineffective and recorded to earnings due to the portion of the derivative instrument that is no longer supported by an underlying credit facility.  As of March 31, 2011, the Company has the following interest rate swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
11/30/05	11/30/12	$13,265,000	5.17%	Fixed
3/31/08	9/30/13	$11,663,333	3.46%	Fixed
9/30/10	9/30/13	$11,663,333	2.69%	Fixed
9/30/10	9/30/13	$11,663,333	2.45%	Fixed
9/26/05	9/28/15	$8,666,667	4.41%	Fixed
9/26/05	9/28/15	$8,666,667	4.41%	Fixed
3/15/09	9/15/20	¥ 6,070,666,668	2.065%	Fixed

The fair value of these agreements at March 31, 2011, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $8.5 million.  A hypothetical 10% decrease in interest rates as of March 31, 2011, would have resulted in a liability of $9.1 million.

Commodity Price Risk.  As of March 31, 2011, we do not have commodity swap agreements in place to manage our exposure to price risk related to the purchase of the estimated 2011 fuel requirements for our Rail-Ferry Service segment.  We have fuel surcharges in place for our Rail-Ferry Service, which we expect to effectively manage the price risk for those services during 2011. If we had commodity swap agreements, they could be structured to reduce our exposure to increases in fuel prices.  However, they would also limit the benefit we might otherwise receive from any price decreases associated with this commodity.  We estimate that a 20% increase in the price of fuel for the period January 1, 2011 through March 31, 2011 would have resulted in an increase of approximately $196,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.03 in our basic earnings per share based on the shares of our common stock outstanding as of March 31, 2011.  The additional fuel costs assume no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates.  Our charterers in the Time Charter Contracts – U.S. Flag and the Time Charter Contracts – International Flag segments are responsible for purchasing vessel fuel requirements; thus, we have no fuel price risk in these segments.

Foreign Exchange Rate Risk.  We have entered into foreign exchange contracts to hedge certain firm foreign currency purchase commitments.  In 2010, we entered into two forward purchase contracts which expire in 2011. The first was for Mexican Pesos for $1,725,000 U.S. Dollar equivalents at an exchange rate of 13.1524 and the second was for Indonesian Rupiah for $1,800,000 U.S. Dollar equivalents at an exchange rate of 9670.

The following table summarizes the current value of these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Transaction Amount in Dollars	Effective Date	Expiration Date
June 2010	Rupiah	$ 1,350	January 2011	December 2011
June 2010	Peso	$ 750	September 2010	August 2011

The fair value of these contracts at March 31, 2011, is an asset of $201,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be an asset of $181,000.

On January 23, 2008, one of our wholly-owned subsidiaries entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a 6400 CEU Newbuilding PCTC, which was completed and delivered in March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a Yen interest rate swap designed to cap the interest at 2.065%.  In June 2009, we received notification that the banking institution would be exercising their option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000.  Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued, with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1 to 5 Yen increase or decrease on the exchange rate between the U.S. Dollar and Yen, which was $1 to Yen 83.19 at March 31, 2011, would impact our earnings by approximately $600,000 to $3.0 million for the reporting period (See Item 1A-Risk Factors).  While we believe that these fluctuations may smooth out over time, any particular reporting period could be materially impacted by these adjustments.  There was a 2% depreciation in the Yen to USD exchange rate at March 31, 2011 compared to December 31, 2010, resulting in a $1.5 million foreign exchange gain for the three months ended March 31, 2011, reported under Interest and Other on our consolidated Statement of Income.  We plan to continue to monitor the movements in the foreign currency markets in order to take advantage of potential opportunities.  From time to time over the past year, the Japanese Government has intervened in the foreign currency market in an attempt to weaken the value of the Yen.  We bought forward contracts to purchase Yen to cover our installments due under the Facility for the periods December 15, 2010 and March 15, 2011.  The rate of exchange for these transactions was approximately Yen 85.4 to 1 USD, with total USD equivalents of $3,005,000.  On January 27, 2011 we purchased another 128 million Yen to cover the June 15, 2011 installment for 82.80 to 1 USD, or a USD equivalent of $1,546,000. On April 1, 2011, we purchased another 126 million Yen to cover the September 15, 2011 installment for 84.03 to 1 USD, or a USD equivalent of $1,500,000.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures have been effective as of March 31, 2011 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the first three months of 2011, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Yen denominated loan.  The Company has a Yen denominated loan of Yen 5,102,500,000 which at the balance sheet date of March 31, 2011 converted to a USD $59.3 million liability at a USD/Yen exchange rate of 83.19.  As described further in Part I, Item 3, of this report, current accounting guidelines require us to record adjustments to our earnings each quarter based on changes in exchange rates.  Volatility in USD/Yen exchange ratios could cause material adjustments to the earnings we report each quarter.

For a listing of other factors that could materially and adversely affect our business, financial condition, results of operations, liquidity or prospects, please see Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010.

        The risk factors here and in our 2010 Form 10-K discuss all known material risk.

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first quarter of 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2011 – January 31, 2011	-	-	-	285,377
February 1, 2011 - February 28, 2011	-	-	-	285,377
March 1, 2011 – March 31, 2011	-	-	-	285,377

On February 1, 2011 and March 14, 2011, 15,107 and 16,734 shares of Common Stock, respectively, were retired in order to meet tax liabilities associated with the vesting of Restricted Stock Grants by our executive officers.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-	-	53,066
Total	-	-	53,066

ITEM 6 – EXHIBITS
(a)           EXHIBIT INDEX

Part II Exhibits:

(3.1)         Exhibits
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

(10.6)
$35,000,000 Revolving Loan to the Registrant and seven of its subsidiaries by Regions Bank dated March 7, 2008, as amended by instruments dated March 3, 2009, August 13, 2009, March 31, 2010 and March 31, 2011. *

(10.7)
Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.8)
Consulting Agreement, dated December 15, 2010, between the Registrant and Erik F. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.9)
International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.10)
Form of Restricted Stock Agreement under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form 8-K dated May 6, 2008 and incorporated herein by reference)

(10.11)
Form of Restricted Stock Agreement dated May 6, 2009 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated May 7, 2009 and incorporated herein by reference)

(10.12)
Form of Restricted Stock Agreement dated January 27, 2010 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant's Form 10-Q dated July 28, 2010 and incorporated herein by reference)

(10.13)
Form of Restricted Stock Agreement dated January 26, 2011 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.14)
Form of Restricted Stock Agreement dated January 26, 2011 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.15)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.16)
SHIPSALES Agreement, dated as of September 21, 2007, by and between East Gulf Shipholding, Inc., as buyer, and Clio Marine Inc., as seller. (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated January 14, 2009 and incorporated herein by reference) (On March 3, 2009, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

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

      (31.1)Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
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

Date:   May 5, 2011