Form 10-K/A
INTERNATIONAL SHIPHOLDING CORP
filed 2011-06-29
CIK 278041

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

    Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value,	Outstanding at May 31, 2011 7,228,252 shares

EXPLANATORY NOTE

International Shipholding Corporation (the “Company”) owned a 50% equity interest in Dry Bulk Cape Holding Inc., a Panamanian company (“Dry Bulk”), at December 31, 2010.  Dry Bulk is a holding company engaged in international bulk carrier operations through its wholly-owned subsidiaries.  In 2010, we derived more than 20% of our pretax income from our ownership interest in Dry Bulk, which requires us under Rule 3-09 of Regulation S-X promulgated under the Securities Exchange Act of 1934 to file various historical audited financial statements of Dry Bulk.  Included in this filing are audited consolidated balance sheets for Dry Bulk as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for the three years ended December 31, 2010, 2009 and 2008.

On March 25, 2011, Cape Holding, Ltd. (a wholly-owned subsidiary of the Company’s wholly-owned subsidiary LCI Shipholdings, Inc.) and DryLog Ltd. completed a transaction that restructured their respective 50% interests in Dry Bulk.

Prior to this transaction, Dry Bulk controlled through various subsidiaries two Cape Size vessels and two Handymax newbuildings.  In connection with this transaction, (i) Cape Holding, Ltd. increased its ownership in Dry Bulk from 50% to 100% and (ii) in consideration, DryLog Ltd. received ownership of two former Dry Bulk subsidiaries holding one Cape Size vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered in the second half of 2012.  Following the transfer of these subsidiaries, Dry Bulk continues to control, through two subsidiaries, one Cape Size vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered by the end of the first quarter of 2012.  After completion of this transaction, the Company now holds a direct 100% ownership in Dry Bulk and has complete control of the two remaining vessels.

This Amendment No. 1 amends and restates in its entirety Item 15 of our Annual Report on Form 10-K to reflect the inclusion of Dry Bulk’s financial statements and updated exhibits.

Other than as noted above, this Amendment No. 1 does not change any information set forth in the original filing of our Annual Report Form 10-K for the year ended December 31, 2010.  However, in accordance with Rule 12b-15, this Amendment No. 1 includes new accounting consents and financial certifications filed as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.  Other than as noted above, this Amendment No. 1 does not reflect events occurring after the filing of our original Annual Report or modify or update disclosures affected by subsequent events or changes in circumstances.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements, schedules and exhibits are filed as part of this report:

(a)        1.  Financial Statements

(i)	The following financial statements and related notes of Dry Bulk Cape Holding Inc. were included in the Form 8-K/A filed by us on June 8, 2011:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
Notes to the Consolidated Financial Statements

(ii)   The following financial statements and related notes of International Shipholding Corporation were included on the Form 10-K filed by us on March 14, 2011:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

The following financial statement schedules were included on the Form 10-K filed by us on March 14, 2011:
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
(10.1)
Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, Deutsche Schiffsbank Aktiengesellschaft as Facility Agent and Security Trustee, DnB NOR Bank ASA, as Documentation Agent, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.2)
Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and Arranger, and Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

(10.3)
Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.4)
Credit Agreement, dated as of June 29, 2010, by and among Waterman Steamship Corporation, as borrower, the Registrant, as guarantor, and Regions as lender, relating to a $46.0 million term loan (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant's Form 10-Q dated July 28, 2010 and incorporated herein by reference)

(10.5)
Credit Agreement, dated as of August 2, 2010, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and ING Bank N.V., London Branch, as facility agent and security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Form 10-Q/A dated December 23, 2010 and incorporated herein by reference) (On December 28, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit)

(10.6)
$35,000,000 Revolving Loan to the Registrant and seven of its subsidiaries by Regions Bank dated March 7, 2008, as amended by instruments dated March 3, 2009, August 13, 2009, March 31, 2010 and March 31, 2011 (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-Q dated May 5, 2011 and incorporated herein by reference)

(10.7)
Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.8)
Consulting Agreement, dated December 15, 2010, between the Registrant and Erik F. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.9)
International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.10)
Form of Restricted Stock Agreement under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form 8-K dated May 6, 2008 and incorporated herein by reference)

(10.11)
Form of Restricted Stock Agreement dated May 6, 2009 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated May 7, 2009 and incorporated herein by reference)

(10.12)
Form of Restricted Stock Agreement dated January 27, 2010 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant's Form 10-Q dated July 28, 2010 and incorporated herein by reference)

(10.13)
Form of Restricted Stock Agreement dated January 26, 2011 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.14)
Form of Restricted Stock Agreement dated January 26, 2011 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.15)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.16)
SHIPSALES Agreement, dated as of September 21, 2007, by and between East Gulf Shipholding, Inc., as buyer, and Clio Marine Inc., as seller. (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated January 14, 2009 and incorporated herein by reference) (On March 3, 2009, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit)

(10.17)
Change of Control Agreement, by and between the Registrant and Niels M. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.18)
Change of Control Agreement, by and between the Registrant and Erik L. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.19)
Change of Control Agreement, by and between the Registrant and Manuel G. Estrada, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.20)
Form of Indemnification Agreement, by and between the Registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

(10.21)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller (filed in redacted form in redacted form with the Securities and Exchange Commission as Exhibit 10.21 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (On May 20, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit)

(10.22)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.22 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (On May 20, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit)

(10.23)
Shipbuilding Contract, dated as of November 6, 2009, by and between East Gulf Shipholding, Inc., as buyer, and Hyundai Mipo Dockyard Co., Ltd. as seller (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.23 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference) (On May 20, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit)

      (23.1)Consent of Deloitte & Touche S.p.A., Independent Registered Public Accounting Firm *
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

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

June 29, 2011	By	/s/ Manuel G. Estrada
                           Manuel G. Estrada
                           Vice President and Chief Financial Officer