Form 10-Q
period 2011-08-04
INTERNATIONAL SHIPHOLDING CORP
filed 2011-08-04
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Common stock, $1 par value. . . . . . . . 7,228,252 shares outstanding as of June 30, 2011

INTERNATIONAL SHIPHOLDING CORPORATION

In this report, the terms “we,” “us,” “our,” and the “Company” refer to International Shipholding Corporation and its sunsidiaries. In addition, the term “GAAP” means U.S. generally accepted accounting principles, the term “Newbuilding” means a vessel that is under construction, the  term “Notes” means the Notes to our Consolidated Financial Statements contained elsewhere in this report, ther term “PCTC” means a Pure Car/Truck Carrier vessel, the term “SEC” means the U.S. Securities and Exchange Commission, and the term “USD” means U.S. Dollars.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Revenues	$69,961	$85,084	$134,295	$157,998

Operating Expenses:
Voyage Expenses	51,814	61,513	100,804	116,456
Vessel Depreciation	6,095	4,984	11,469	8,748
Administrative and General Expenses	5,455	5,415	11,284	11,434
Gain on Dry Bulk Transaction	(130)	-	(18,844)	-
Loss (Gain) on Sale of Other Assets	-	46	-	(75)

Total Operating Expenses	63,234	71,958	104,713	136,563

Operating Income	6,727	13,126	29,582	21,435

Interest and Other:
Interest Expense	2,330	2,433	4,620	4,032
Derivative Loss (Income)	106	-	(15)	-
Gain on Sale of Investments	(114)	(16)	(114)	(16)
Other Income from Vessel Financing	(672)	(590)	(1,360)	(1,194)
Investment Income	(185)	(987)	(385)	(1,166)
Foreign Exchange Loss	1,900	3,148	411	3,148
	3,365	3,988	3,157	4,804

Income Before Provision (Benefit) for Income Taxes and
Equity in Net (Loss) Income of Unconsolidated Entities	3,362	9,138	26,425	16,631

Provision (Benefit) for Income Taxes:
Current	173	170	381	323
Deferred	-	(200)	-	(965)
	173	(30)	381	(642)
Equity in Net (Loss) Income of Unconsolidated
Entities (Net of Applicable Taxes)	(351)	448	874	2,911

Net Income	$2,838	$9,616	$26,918	$20,184

Basic and Diluted Earnings Per Common Share:
Basic Earnings Per Common Share:	$0.39	$1.33	$3.72	$2.79

Diluted Earnings Per Common Share:	$0.39	$1.32	$3.70	$2.76

Weighted Average Shares of Common Stock Outstanding:
Basic	7,228,252	7,242,126	7,230,530	7,245,642
Diluted	7,265,092	7,295,638	7,260,598	7,308,398

Dividends Per Share	$0.375	$0.0375	$0.750	$0.875

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	June 30,	December 31,
ASSETS	2011	2010

Current Assets:
Cash and Cash Equivalents	$33,836	$24,158
Restricted Cash	6,549	-
Marketable Securities	8,494	11,527
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $329 and $311 in 2011 and 2010:	21,715	16,474
Federal Income Taxes Receivable	168	242
Net Investment in Direct Financing Leases	5,935	5,596
Other Current Assets	583	2,513
Notes Receivable	4,248	4,248
Material and Supplies Inventory	4,338	3,774
Total Current Assets	85,866	68,532

Investment in Unconsolidated Entities	14,722	27,261

Net Investment in Direct Financing Leases	47,052	50,102

Vessels, Property, and Other Equipment, at Cost:
Vessels	498,059	365,797
Leasehold Improvements	26,128	26,128
Construction in Progress	11,901	78,355
Furniture and Equipment	9,370	7,863
	545,458	478,143
Less - Accumulated Depreciation	(156,509)	(143,667)
	388,949	334,476

Other Assets:
Deferred Charges, Net of Accumulated Amortization	16,456	14,482
of $17,478 and $14,525 in 2011 and 2010, Respectively
Intangible Assets	4,507	-
Due from Related Parties	4,272	4,124
Notes Receivable	38,018	40,142
Other	4,914	5,004
	68,167	63,752

TOTAL ASSETS	$604,756	$544,123

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$28,045	$21,324
Accounts Payable and Accrued Liabilities	26,139	32,114
Total Current Liabilities	54,184	53,438

Long-Term Debt, Less Current Maturities	231,186	200,241

Other Long-Term Liabilities:
Lease Incentive Obligation	6,921	7,022
Other	56,631	49,672

TOTAL LIABILITIES	348,922	310,373

Stockholders' Equity:
Common Stock	8,573	8,564
Additional Paid-In Capital	85,068	84,846
Retained Earnings	204,834	183,541
Treasury Stock	(25,403)	(25,403)
Accumulated Other Comprehensive (Loss)	(17,238)	(17,798)
TOTAL STOCKHOLDERS’ EQUITY	255,834	233,750

TOTAL LIABILITIES AND STOCKHODERS’ EQUITY	$604,756	$544,123

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$26,918	$20,184
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	11,961	9,040
Amortization of Deferred Charges and Other Assets	4,029	5,087
Deferred Benefit for Income Taxes	-	(965)
Gain on Acquisition	(18,844)	-
Non-Cash Stock Based Compensation	1,006	1,399
Equity in Net Income of Unconsolidated Entities	(874)	(2,911)
Distributions from Unconsolidated Entities	750	1,500
Gain on Sale of Assets	-	(75)
Gain on Sale of Investments	(114)	(16)
Loss on Foreign Currency Exchange	411	3,148
Changes in:
Deferred Drydocking Charges	(4,359)	(244)
Accounts Receivable	(4,817)	(11,790)
Inventories and Other Current Assets	1,816	505
Other Assets	89	(2)
Accounts Payable and Accrued Liabilities	(121)	(1,002)
Other Long-Term Liabilities	1,249	452
Net Cash Provided by Operating Activities	19,100	24,310

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	2,711	2,935
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(17,216)	(72,642)
Proceeds from Sale of Assets	-	3,853
Purchase of Marketable Securities	(85)	(8,708)
Proceeds from Sale of Marketable Securities	2,755	598
Investment in Unconsolidated Entities	(1,796)	(2,584)
Acquisition of Unconsolidated Entity	7,092	-
Net Increase in Restricted Cash Account	(6,549)	-
Proceeds from Note Receivables	2,069	2,012
Net Cash Used In Investing Activities	(11,019)	(74,536)

Cash Flows from Financing Activities:
Common Stock Repurchase	-	(5,231)
Proceeds from Issuance of Debt	58,079	122,306
Repayment of Debt	(49,378)	(93,409)
Additions to Deferred Financing Charges	(1,479)	(518)
Common Stock Dividends Paid	(5,625)	(6,575)
Net Cash Provided by Financing Activities	1,597	16,573

Net Increase in Cash and Cash Equivalents	9,678	(33,653)
Cash and Cash Equivalents at Beginning of Period	24,158	47,468

Cash and Cash Equivalents at End of Period	$33,836	$13,815

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest or otherwise control its operating and financial activities.  We use the equity method to account for investments in entities in which we hold a 20% to 50% voting or economic interest and have the ability to exercise significant influence over their operating and financial activities.  We use the cost method to account for investments in entities in which we hold a less than 20% voting interest and in which we cannot exercise significant influence over operating and financial activities.

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

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended June 30, 2011 and 2010:

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

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the six months ended June 30, 2011 and 2010:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2011	2010	2011	2010
Service cost	$272	$280	$44	$10
Interest cost	736	744	286	198
Expected return on plan assets	(950)	(854)	-	-
Amortization of prior service cost	(2)	(2)	(6)	(6)
Amortization of Net (Gain)/Loss	166	172	110	-
Net periodic benefit cost	$222	$340	$434	$202

We contributed $312,000 to our Pension Plan this year through July 2011.  We are monitoring market conditions and, based on the current market conditions, we anticipate making up to $900,000 in additional contributions for the year 2011.

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

The following table presents information about segment profit and loss for the three months ended June 30, 2011 and 2010:

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts- International Flag	COA	Rail-Ferry Service	Other	Total
2011
Revenues from External Customers	$39,290	$15,813	$4,500	$9,867	$491	$69,961
Intersegment Revenues (Eliminated)	-	-	-	-	(5,554)	(5,554)
Intersegment Expenses (Eliminated)	-	-	-	-	5,554	5,554
Voyage Expenses	29,952	8,294	4,601	8,807	160	51,814
Vessel Depreciation	2,495	2,699	-	899	2	6,095
Gross Voyage Profit (Loss)	6,843	4,820	(101)	161	329	12,052
Interest Expense	678	1,337	-	193	122	2,330
Segment Profit (Loss)	6,165	3,483	(101)	(32)	207	9,722

2010
Revenues from External Customers	$58,399	$15,157	$4,513	$6,268	$747	$85,084
Intersegment Revenues (Eliminated)	-	-	-	-	(3,708)	(3,708)
Intersegment Expenses (Eliminated)	-	-	-	-	3,708	3,708
Voyage Expenses	41,471	9,357	4,205	6,162	318	61,513
Vessel Depreciation	2,530	994	-	1,457	3	4,984
Gross Voyage Profit (Loss)	14,398	4,806	308	(1,351)	426	18,587
Interest Expense	793	1,139	-	365	136	2,433
Segment Profit (Loss)	13,605	3,667	308	(1,716)	290	16,154

The following table presents information about segment profit and loss for the six months ended June 30, 2011 and 2010:

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2011
Revenues from External Customers	$78,307	$27,023	$8,731	$18,921	$1,313	$134,295
Intersegment Revenues (Eliminated)	-	-	-	-	(9,331)	(9,331)
Intersegment Expenses (Eliminated)	-	-	-	-	9,331	9,331
Voyage Expenses	59,951	15,179	8,912	16,438	324	100,804
Vessel Depreciation	5,004	4,689	-	1,771	5	11,469
Gross Voyage Profit (Loss)	13,352	7,155	(181)	712	984	22,022
Interest Expense	1,353	2,638	-	386	243	4,620
Segment Profit (Loss)	11,999	4,517	(181)	326	741	17,402
2010
Revenues from External Customers	$109,855	$26,961	$8,472	$11,404	$1,306	$157,998
Intersegment Revenues (Eliminated)	-	-	-	-	(7,441)	(7,441)
Intersegment Expenses (Eliminated)	-	-	-	-	7,441	7,441
Voyage Expenses	78,167	17,542	8,368	11,756	623	116,456
Vessel Depreciation	4,909	994	-	2,839	6	8,748
Gross Voyage Profit (Loss)	26,779	8,425	104	(3,191)	677	32,794
Interest Expense	1,633	1,370	-	751	278	4,032
Segment Profit (Loss)	25,146	7,055	104	(3,942)	399	28,762

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Six Months Ended June 30,		Three Months Ended June 30,
Profit or Loss:	2011	2010	2011	2010
Total Profit for Reportable Segments	$17,402	$28,762	$9,722	$16,154
Unallocated Amounts:
Administrative and General Expenses	(11,284)	(11,434)	(5,455)	(5,415)
Gain (Loss) on Sale of Other Assets	-	75	-	(46)
Ineffective Portion on Derivative Instrument	15		(106)	-
Gain on Sale of Investment	114	16	114	16
Other Income from Vessel Financing	1,360	1,194	672	590
Investment Income	385	1,166	185	987
Foreign Exchange Loss	(411)	(3,148)	(1,900)	(3,148)
Gain on DBCH Acquisition	18,844		130	-
Income Before (Benefit) Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$26,425	$16,631	$3,362	$9,138

Note 4.  Unconsolidated Entities

In 2003, we acquired for $3,479,000 a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which as of December 31, 2010, owned 100% of subsidiary companies owning two Capesize Bulk Carriers and two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  Historically, we have accounted for this investment under the equity method and our share of earnings or losses has been reported in our consolidated statements of income, net of taxes.  On March 25, 2011, we acquired 100% ownership of Dry Bulk.  Following the acquisition , Dry Bulk’s results are no longer accounted for under the equity method.  For further information on this acquisition, see Note 5 below.

Our portion of earnings of Dry Bulk was $1.3 million, net of taxes of $0, and $3.6 million, net of taxes of $3.3 million, for the six months ended June 30, 2011 and 2010, respectively.    Historically, we did not provide for income taxes related to our earnings from Dry Bulk as a result of the U. S. tax law in effect prior to 2010.  This tax law expired effective January 1, 2010, resulting in income taxes being applicable to our earnings from Dry Bulk during the first three quarters of 2010.  After Congress eliminated the need for a tax provision on these amounts in late 2010, we reversed  our 2010 provision for taxes in the fourth quarter of 2010.

During the first quarter of 2011 we received a $750,000 cash dividend distribution from Dry Bulk prior to acquiring full ownership of it on  March 25, 2011 and a $1.5 million cash dividend distribution  in the first six months of 2010.

Summarized below are the unaudited condensed results of operations of Dry Bulk through March 25, 2011, when we acquired 100% of its stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in Thousands)	2011	2010	2011	2010
Operating Revenues	$-	$6,337	$4,823	$15,913
Operating Income	$-	$4,617	$2,866	$11,581
Net Income	$-	$4,026	$2,613	$13,377

In December 2009, we acquired for $6,250,000 a 25% investment in Oslo Bulk AS (“Oslo Bulk”) which in 2008, contracted to build eight new Mini Bulkers. All of the Mini-Bulkers have been delivered and deployed as of July 2011.  During 2010, we invested an additional $3.9 million in Tony Bulkers Pte Ltd. (“Tony Bulkers”), an affiliate of Oslo Bulk AS, for our 25% share of the installment payments for two additional new Mini-Bulkers, both of which have been delivered and deployed as of July, 2011.  We paid our remaining share of installment payments associated with these two Mini-Bulkers of approximately $1.7 million in January 2011.  These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.  Our portion of the aggregate earnings of Oslo Bulk and Tony Bulkers, which included final 2010 income adjustments of $143,000 for Oslo Bulk, were losses of $399,000 and $108,000, respectively, for the six months ended June 30, 2011, largely due to initial positioning voyages on the newly delivered vessels.  Our portion of the earnings of our remaining investments in unconsolidated entities was a loss of $62,000.

Note 5.  Dry Bulk Cape Holding, Inc. Step Acquisition

On March 25, 2011, Cape Holding, Ltd. (one of our indirect wholly-owned subsidiaries) and DryLog Ltd. completed a transaction that restructured their respective 50% interests in Dry Bulk.

Prior to this transaction, Dry Bulk controlled through various subsidiaries two Cape Size vessels and two Handymax Newbuildings.  In connection with this transaction, (i) Cape Holding, Ltd. increased its ownership in Dry Bulk from 50% to 100% and (ii) in consideration, DryLog Ltd. received ownership of two former Dry Bulk subsidiaries holding one Cape Size vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered in the second half of 2012.  Following the transfer of these subsidiaries, Dry Bulk continues to control through two subsidiaries, one Cape Size vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered by the end of the first quarter of 2012.  After completion of this transaction, we now beneficially own 100% of Dry Bulk and have complete control of the two remaining vessels.

In early 2011, we retained an independent, third party firm with shipping industry experience to assist us in determining the fair value of Dry Bulk and the fair value of our previous 50% interest in Dry Bulk.

At the time of the acquisition, the assets of Dry Bulk consisted of cash, trade receivables, prepayments, inventory, two capesize vessels, two handysize vessels under construction and time charter agreements on the two capesize vessels which expire in early 2013 and are currently fixed at attractive time charter rates. Current liabilities consisted primarily of accrued interest on debt and the non-current liabilities consisting primarily of floating rate bank borrowings. With the exception of the capesize vessels and the intangible value assigned to the above-market time charter contracts, the fair value of all assets and liabilities were equal to the carrying values.

As of March 31, 2011, the combined appraised value for both capesize vessels was $84.0 million as compared to the book value of approximately $53.6 million. In determining the appraised fair value of the capesize vessels, the cost and comparable sales approaches were used with equal weight applied to each approach. In addition to the fair value adjustment on the capesize vessels, an intangible asset was established reflecting the difference between the existing value of the time charter contracts in place as compared to current market rates for similar vessels under short-term contracts, discounted back to present value. Based on the income approach, the fair value of the intangible asset was calculated to be $10.4 million and will be amortized over the remaining life of both contracts, each of which is set to expire on January 7, 2013. As a result of the combined fair value adjustments noted above, we concluded that the total fair value of the net assets of Dry Bulk acquired was $69.0 million.

In order to arrive at the fair value of our existing interest in Dry Bulk, 50% of the total fair value of $69.0 million was discounted by 5.1%, reflecting our lack of control of Dry Bulk  as a 50% owner. The discount rate of 5.1% was derived from a sample of recent industry data. As a result, we concluded that the fair value of our existing 50% interest was $32.7 million.

Under Accounting Standards Codification 805, a step up to fair value is required when an equity interest changes from a non-controlling interest to a controlling interest (step acquisition). Based on the step up from a 50% interest to a 100% interest in Dry Bulk, a gain of approximately $18.3 million was generated by taking the difference between the fair value of our previously held 50% interest less the book value of the previously held interest. This calculation is shown below:

Fair Value of Previously Held 50% Interest                         $32.7M
Less: Book Value of Previously Held Interest                    (14.4)M
Gain on Previously Held 50% Interest                                  $18.3M

We also recognized a bargain purchase gain $0.5 million with respect to a step up to fair value of the 50% interest we acquired, calculated as follows:

Fair Value of Net Assets Acquired                                       $69.0M
Less: Fair Value of Purchase Consideration                       (35.8)M
Less: Fair Value of Previously Held 50% Interest              (32.7)M
Bargain Purchase Gain                                                           $  0.5M

Previously, we accounted for our non-controlling interest in Dry Bulk under the equity method. We now include the financial results of Dry Bulk in our consolidated financial results, which include revenues and net income for Dry Bulk for the second quarter of 2011 of   $2.4 million and $539,000 respectively.  Assuming we recorded this transaction on January 1, 2010, our consolidated financial results for the three month periods ending June 30, 2010 and June 30, 2011 and the six months ending June 30, 2010 and June 30, 2011 would not have been materially different from what we actually reported. As such, we have not disclosed in this report any proforma financial information for either of these periods.

Note 6.  Earnings Per Share

We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under restricted stock grants using the treasury stock method.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
Net Income – Basic:
	$2,838	$9,616	$26,918	$20,184
Net Income – Diluted:
	$2,838	$9,616	$26,918	$20,184
Denominator
Weighted Avg Shares of Common Stock Outstanding:
Basic	7,228,252	7,242,126	7,230,530	7,245,642
Plus:
Effect of dilutive restrictive stock	36,840	53,512	30,068	62,756
Diluted	7,265,092	7,295,638	7,260,598	7,308,398

Basic and Diluted Earnings Per Common Share:
Net Income per share - Basic
	$0.39	$1.33	$3.72	$2.79
Net Income per share – Diluted:
	$0.39	$1.32	$3.70	$2.76

Note 7. Comprehensive Income

The following table summarizes components of comprehensive income for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(Amounts in Thousands)	2011	2010
Net Income	$2,838	$9,616
Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Gain (Loss)	56	(17)
Unrealized Holding (Loss) Gain on Marketable Securities, Net of Deferred Taxes of ($1) and $47, respectively	(4)	86
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($16) and ($82), respectively	(590)	(1,682)
Total Comprehensive Income	$2,300	$8,003

The following table summarizes components of comprehensive income for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(Amounts in Thousands)	2011	2010
Net Income	$26,918	$20,184
Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Gain	74	24
Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $29 and $83, respectively	83	238
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $84 and ($127), respectively	403	(1,941)
Total Comprehensive Income	$27,478	$18,505

Note 8. Income Taxes

We recorded a provision for income taxes of $381,000 on our $26.4 million of income before equity in net income of unconsolidated entities in the first six months of 2011.  For the first six months of 2010 our benefit for income taxes was $642,000 on our $16.6 million of income before equity in net income of unconsolidated entities.  The decrease in our benefit for income taxes was based on improvements in our operations taxed at the U.S. corporate statutory rate and the need to record a valuation allowance on certain deferred tax assets.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended       December 31, 2010, including Note F to the consolidated financial statements included therein.

Note 9. Fair Value Measurements

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Under ASC Topic 820, the price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, and (iii) able and willing to complete a transaction.

Fair value measurements require the use of valuation techniques that are consistent with one or more of the following: the market approach, the income approach or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. The fair value of our interest rate swap agreements is based upon the approximate amounts required to settle the contracts.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes certain of our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2011, segregated by the above-described levels of valuation inputs:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$8,494	$-	$-	$8,494
Derivative assets	$-	$143	$-	$143
Derivative liabilities	$-	$(9,103)	$-	$(9,103)
Vessels	$-	$37,070	$-	$37,070	(1)

(1) Represents the appraised fair value of the Rail-Ferry vessels after the impairment charge taken in the third quarter of 2010. The valuation technique used was a weighted average of the cost, comparable sales and income approach.

Note 10.  Marketable Securities

We have categorized all marketable securities as available-for-sale securities. Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  We determined that none of our securities were impaired as of June 30, 2011.

The following tables include cost and valuation information on our investment securities at June 30, 2011:

(Amounts In Thousands)
		AOCI**
		Unrealized
Securities Available for Sale	Cost Basis	Holding Gains	Fair Value

Corporate Bonds*	$8,411	$83	$8,494
Total	$8,411	$83	$8,494

* Various maturity dates from February 2014 – April 2016.
** Accumulated Other Comprehensive Income

Note 11.  New Accounting Pronouncements

There were no new accounting pronouncements that have been issued that may, or reasonably could be expected to, have a material impact on our financial position or results of operations.

Note 12.  Stock Based Compensation

A summary of the activity for restricted stock awards during the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-vested –December 31, 2010	132,500	$22.38
Shares Granted	51,934	$26.27
Shares Vested	(96,934)	$23.98
Non-vested – June 30, 2011	87,500	$22.91

The following table summarizes the future amortization of unrecognized compensation cost, which we will include in administrative and general expenses, relating to the Company’s restricted stock grants as of June 30, 2011:

Grant Date	2011	2012		Total

April 30, 2008	$203,000		$34,000	$237,000
January 14, 2011	$60,000	$		$60,000
January 27, 2011	$533,000		$267,000	$800,000
Total	$796,000		$301,000	$1,097,000

For the six months ended June 30, 2011, the Company’s income before taxes and net income included $1,006,000 and $654,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.09 per share. For the six months ended June 30, 2010, the Company’s income before taxes and net income included $1,399,000 and $909,000, respectively, of stock-based compensation expense charges, which resulted in decreases in basic and diluted earnings per share of $0.12 per share, respectively.

For the three months ended June 30, 2011, the Company’s income before taxes and net income included $428,000 and $278,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.04 per share. For the three months ended June 30, 2010, the Company’s income before taxes and net income included $665,000 and $432,000, respectively, of stock-based compensation expense charges, which resulted in decreases in basic and diluted earnings per share of $0.05 per share, respectively.

On January 14, 2011, our Independent Directors received an unrestricted grant of a total of 4,434 shares of common stock from the 2009 Stock Incentive Plan.

On January 27, 2011, our Compensation Committee granted a total of 47,500 shares of restricted stock to certain executive officers.  The shares vest on the day in 2012 when we file our Form 10-K annual report for the fiscal year 2011, contingent upon the Company achieving certain performance measures for fiscal year 2011 and the executive officer remaining employed by us on such date.  The fair value of the Company’s restricted stock, which is determined using the average stock price as of the date of the grant, is applied to the total shares that are expected to fully vest and is amortized to compensation expense on a straight-line basis over the vesting period.

Note 13.  Derivative Instruments

The Company uses derivative instruments to manage certain foreign currency and interest rate risk exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers, without exception.  The remedy for default is settlement in entirety or payment of the fair market value of the contracts, which is $9.0 million in the aggregate for all of our contracts, less posted collateral of $373,500 as of June 30, 2011.  The unrealized loss related to the Company’s derivative instruments included in accumulated other comprehensive loss was $8.3 million as of June 30, 2011 and $8.7 million as of December 31, 2010.

The notional and fair value amounts of our derivative instruments as of June 30, 2011 were as follows:

(Amounts in thousands)		Asset Derivatives		Liability Derivatives

	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Amount	Location		Location
Interest Rate Swaps - L/T*	$159,567	N/A	N/A	Other Liabilities	$9,103
Foreign Exchange Contacts	$1,200	Other Current Assets	$143	N/A	N/A
Total Derivatives designated as hedging instruments	$160,767	-	$143	-	$9,103

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a new PCTC delivered in March 2010.   The notional amount under this contract is $74,047,412 (based on a Yen to USD exchange rate of 80.57 as of June 30, 2011).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by an underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $106,000 loss for the quarter ended June 30, 2011 and this amount was included in earnings.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the six months ended June 30, 2011 was as follows:

(Amounts in thousands)	Net Gain / (Loss) Recognized in Other Comprehensive Income	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of (Loss) Gain Reclassified from AOCI to Income	Gain Recognized in Income from Ineffective portion
	2011		2011	2011
Interest Rate Swaps	$412	Interest Expense	($1,945)	$15
Foreign Exchange contracts	($9)	Voyage Expenses	$415	-
Total	$403	-	($1,530)	$15

Note 14.  Subsequent Events

In July 2011, pursuant to early buy-out options contained in existing lease agreements which we declared on January 3, 2011 and January 13, 2011, we purchased two vessels for an aggregate purchase price of $64.5 million.  On June 29, 2011, we entered into a secured term loan facility agreement that permitted us to borrow up to $45.9 million, for these purposes. In July, 2011, we drew the full amount of borrowings available under this facility agreement to finance a substantial portion of the aggregate purchase price for the two vessels, and paid the remainder of the purchase price with cash on hand.  For further information, please see our Current Report on Form 8-K dated June 29, 2011.

On July 25, 2011, we were notifed by the United States Navy’s Military Sealift Command (“MSC”) that our current operating agreements on three U.S. Flag Roll on Roll Off vessels have been extended through October 31, 2011.  All three agreements had been set to expire on July 31, 2011.  For further information about these agreements with the MSC, please see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Such statements include, without limitation, statements regarding (1) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives; (2) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (3) estimated scrap values of assets; (4) estimated proceeds from selling assets and the anticipated cost of constructing or purchasing new or existing vessels; (5) estimated fair values of financial instruments, such as interest rate, commodity and currency swap agreements; (6) estimated losses under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (7) estimated losses attributable to asbestos claims or other litigation; (8) estimated obligations, and the timing thereof, relating to vessel repair or maintenance work; (9) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (10) our ability to remain in compliance with our debt covenants; (11) anticipated trends in government sponsored cargoes; (12) our ability to effectively service our debt; (13) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (14) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and (15) assumptions underlying any of the foregoing.

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

    Other factors that could cause our actual results to differ materially from our expectations include, without limitation:

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

Due to these uncertainties, we cannot assure that we will attain our anticipated results, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements.  Except for meeting our ongoing obligations under the federal securities laws, we undertake no obligation to update or revise for any reason any forward-looking statements made by us or on our behalf, whether as a result of new information, future events or developments, changed circumstances or otherwise.  For additional information on our forward-looking statements and risks, see Items 1 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, and Part II, Item 1A, of this report.

Executive Summary
Overview of Second Quarter 2011

Overall Strategy

The company operates a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying growth opportunities in niche markets as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as protect our long-standing customer base by providing quality transportation services.  From time to time, we augment the results of our term contracts with incremental supplemental cargoes.

Overview

While the Company has experienced some effects from the slowdown in the global economy over the past couple of years, we continue to remain profitable due in part to our diverse portfolio of vessels and contracts. Our Time Charter vessels operated normally for the quarter with the exception of one vessel which completed her scheduled dry-dock and a second vessel that was out of service for nine days for a scheduled repair.  Total off-hire days for the second quarter of 2011 was 21.81, as compared to 30.37 for the same period in 2010.  The recent earthquake in Japan has slowed freight movements in and out of the country for our time charter customers but has had no material financial impact on us to date, as the vessels servicing this market are under fixed time charters.  Our Rail-Ferry segment, which is highly sensitive to market conditions, recorded another quarter of strong earnings as a result of northbound demand for sugar cargo. Our Contract of Affreightment segment, which is supported by our Sulphur Carrier, carried less tonnage this past quarter driven by an overall drop in the demand for fertilizer, however we are guaranteed a minimum tonnage for the contract year.  For detailed information on our current fleet, see page 21.

As mentioned in our previous filings, on January 23, 2008, the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a PCTC Newbuilding delivered in March 2010.  Since the facility is not denominated in our functional currency, the outstanding balance of the Facility is revalued to USD at the end of each reporting period. Due to the amount of the Facility, we may sustain fluctuations that may cause material non-cash swings in our results of operations reported under GAAP.  For more information on the sensitivity of our foreign exchange risk, see page 32.

Results

Consolidated Financial Performance – Second Quarter 2011 vs.  Second Quarter 2010

Overall net income decreased from $9.6 million in the second quarter of 2010 to $2.8 million in the second quarter of 2011. The Company’s operating income decreased by $6.4 million reflecting a drop in our supplemental cargoes and lower results from our Coal Carrier and Sulphur Carrier vessels, partially offset by improved results from our Rail-Ferry vessels. Administrative and General expenses were relatively unchanged from last year’s second quarter.  During the second quarter of 2011, we recorded a non-cash foreign exchange loss of $1.9 million, reflecting the further weakening of the US dollar against the Japanese Yen since the first quarter of 2011. The non-cash foreign exchange loss for the second quarter of 2010 was $3.1 million.  Net income from unconsolidated entities decreased from a profit of $448,000 for the three months ended 2010, to a loss of $351,000 for the same period 2011. This decrease is primarily attributable to reporting earnings from Dry Bulk after the acquisition as part of our consolidated operating results, as opposed to being recorded as a component of Net Income from Unconsolidated Entities. In addition, we recorded a loss of $311,000 from results of our 25% interest in Oslo Bulk.

Financial Discipline & Strong Balance Sheet

▪	Total cash and marketable securities of $42.3 million.
▪	Working capital of $31.7 million.
▪	Debt payments of $5.9 million.

Overview of Fleet

Our Time Charter segments, which are primarily serviced by our Pure Car Truck Carrier vessels generally operating under medium to long-term contracts, provide us with a fixed income stream and consistent cash flow and revenues are only impacted by the amount of our off-hire time. The average firm contract charterhire period for our International Flag PCTC fleet and U.S. Flag PCTC fleet is approximately five years and three years, respectively, and our total off-hire days, excluding routine drydocking for the first six months in 2011 for all of our PCTC fleet was less than a day.  In addition to this contractually fixed income, we also earn from time to time supplemental income as a result of chartering our U.S. Flag PCTC vessels back for the carriage of supplemental cargo when available.
Recent downturns in our revenues, market capitalization, threats to our MSC revenues and other adverse trends suggest that impairment indicators may be present. The following facts, however, support our position that no impairment analysis was required for vessels servicing our Time Charter segments:
•
Based on the earnings capacity from our existing firm contracts as well as the anticipated future earning capacity beyond these firm periods, we believe (i) the market value of our individual owned vessels is greater than book value and (ii) basing the market value of these vessels on our market capitalization, which is influenced by a number of factors unrelated to the actual value of our owned vessels, would be understating the value of the assets.

•
Revenues decreased by 18%, operating income by 49% and net income by 70% in the second quarter of 2011 compared to the same period in 2010, all driven primarily by our decreases in supplemental cargoes. Even though our earnings decreased, the vessels continued to generate revenues from their fixed time charter contracts and positive cash flows to support the asset values.

•	Our contract with MSC is an operating agreement with no assets owned by us that are subject to impairment if the contracts are terminated.
•
Our leverage ratios are negatively impacted by the downward trend in net income (mainly due to a decrease in supplemental cargo revenues) but our fixed time charter revenue streams continue to support the underlying asset values.

•
We have maintained a long-standing relationship with our customers for this segment by providing quality service and vessels that are in good working order , which we believe minimizes our risk with respect to the potential loss of a contract.

•	Other than the MSC, none of our customers have advised us of their intent to terminate their relationships with us.

We test our long-lived assets on an individual vessel basis for recoverability whenever events or changes in circumstances indicate that the vessel’s carrying amount may not be recoverable.  However, based on the facts listed above, we believe there were no triggering events to support an impairment analysis with respect to the time charter segments.

Our Rail-Ferry segment, which is supported by two special purpose vessels, carries rail cars between the U.S. Gulf and Mexico. Since there are no fixed time charter contracts to support this service, this segment is exposed to changes in market conditions. Due to a history of losses, the recent economic downturn, and the inability to replace one of our former major northbound customers, we took an impairment charge of $25.4 million in the third quarter of 2010, to reduce the carrying value of these assets to their estimated fair values. No additional indicators of further impairment of these assets were deemed to be present as of June 30, 2011.

As of June 30, 2011, we operated 38 vessels of which 16 we owned 100% directly through our wholly owned subsidiaries.  All of the 16 vessels we owned are under individual fixed time charter contracts varying from short, medium to long term in length and all operated within our Time Charter International Flag and Time Charter U.S. Flag Segments with the exception of our two Rail-Ferry vessels which operated on a voyage to voyage basis with no fixed time charter contract in place.

For additional information on our vessels, please see the chart below:

The following table lists the vessels in our fleet as of June 30, 2011:

INTERNATIONAL SHIPHOLDING CORPORATION

FLEET STATISTICS

			Build Date	Business Segment (1)	Owned	BareboatCharter/Leased	Operating Contracts	Partially-owned	Time Chartered	Total Dead-Weight Carrying Capacity (LT)	Market Value less than Carrying Value "Y"
VESSELS:
	GREEN BAY	PURE CAR/TRUCK CARRIER	2007	TC-US	X					18,381
	GREEN COVE	PURE CAR/TRUCK CARRIER	1994	TC-US	X					16,178
	GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	TC-US	X					22,799
	GREEN POINT	PURE CAR/TRUCK CARRIER	1994	TC-US	X					14,930
	GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	TC-US	X					21,523
(4)	GREEN DALE	PURE CAR/TRUCK CARRIER	1999	TC-US		X				16,157
	USNS SGT. MATEJ KOCAK	ROLL-ON/ROLL-OFF	1981	TC-US			X			25,073
	USNS PFC. EUGENE A. OBREGON	ROLL-ON/ROLL-OFF	1983	TC-US			X			25,073
	USNS MAJOR STEPHEN W. PLESS	ROLL-ON/ROLL-OFF	1983	TC-US			X			25,073
	ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	TC-US	X					38,234
	MAERSK ALABAMA	CONTAINER SHIP	1998	TC-US		X				17,524
	MAERSK CALIFORNIA	CONTAINER SHIP	1992	TC-US		X				25,375
	ASIAN EMPEROR	PURE CAR/TRUCK CARRIER	1999	TC-I	X					21,479
(4)	ASIAN KING	PURE CAR/TRUCK CARRIER	1998	TC-I		X				21,511
	RIO GEIKE	PURE CAR/TRUCK CARRIER	2010	TC-I	X					18,400
	FLORES SEA	MULTI-PURPOSE VESSEL	2008	TC-I			X			11,151
	SAWU SEA	MULTI-PURPOSE VESSEL	2008	TC-I			X			11,184
	OCEAN PORPOISE	TANKER	1996	TC-I	X					13,193
	MARINA STAR 2	CONTAINER SHIP	1982	TC-I					X	5,020
	TERRITORY TRADER	CONTAINER SHIP	1991	TC-I					X	4,915
	EGS CREST	HANDY-SIZE BULK CARRIER	2011	TC-I	X					36,000
	EGS TIDE	HANDY-SIZE BULK CARRIER	2011	TC-I	X					36,000
	EGS WAVE	HANDY-SIZE BULK CARRIER	2011	TC-I	X					36,000
	SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	COA		X				27,241
(2)	BALI SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					22,220
(2)	BANDA SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					22,239
	BULK AUSTRALIA	CAPE-SIZE BULK CARRIER	2003	UE	X					170,578
(3)	TSUNEISHI NEWBUILDING	HANDYMAX-SIZE BULK CARRIER	2012	UE	X					58,000
	OSLO BULK 1	MINI BULKER CARRIERS	2010	UE				X		8,000
	OSLO BULK 2	MINI BULKER CARRIERS	2010	UE				X		8,000
	OSLO BULK 3	MINI BULKER CARRIERS	2010	UE				X		8,000
	OSLO BULK 4	MINI BULKER CARRIERS	2010	UE				X		8,000
	OSLO BULK 5	MINI BULKER CARRIERS	2010	UE				X		8,000
	OSLO BULK 6	MINI BULKER CARRIERS	2011	UE				X		8,000
	OSLO BULK 7	MINI BULKER CARRIERS	2011	UE				X		8,000
	OSLO BULK 8	MINI BULKER CARRIERS	2011	UE				X		8,000
	OSLO BULK 9	MINI BULKER CARRIERS	2011	UE				X		8,000
	OSLO BULK 10	MINI BULKER CARRIERS	2011	UE				X		8,000
					16	5	5	10	2	845,451

(1)	Business Segments:
	TC-US	Time Charter Contracts-U.S. Flag
	TC-I	Time Charter Contracts-International Flag
	COA	Contracts of Affreightment
	RF	Rail-Ferry
	UE	Unconsolidated Entity

(2)	Originally built in 1982 - Converted 1995

(3)	Vessel currently under contract to be constructed, delivering in 1st Quarter of 2012

(4)	Purchased in July 2011

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business.  The following table provides a reconciliation of consolidated gross voyage profit to operating income.

(All Amounts in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$69,961	$85,084	$134,295	$157,998

Voyage Expenses	$51,814	$61,513	$100,804	$116,456
Vessel Depreciation	$6,095	$4,984	$11,469	$8,748

Gross Voyage Profit	$12,052	$18,587	$22,022	$32,794

Other Operating Expenses:
Administrative and General Expenses	$5,455	$5,415	$11,284	$11,434
Gain on Dry Bulk Transaction	$(130)	$-	$(18,844)	$-
Loss (Gain) on Sale of Other Assets	$-	$46	$-	$(75)
Total Other Operating Expenses	$5,325	$5,461	$(7,560)	$11,359

Operating Income	$6,727	$13,126	$29,582	$21,435

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2011
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2011
Revenues from External Customers	$39,290	$15,813	$4,500	$9,867	$491	$69,961
Voyage Expenses	$29,952	$8,294	$4,601	$8,807	$160	$51,814
Vessel Depreciation	$2,495	$2,699	$-	$899	$2	$6,095
Gross Voyage Profit (Loss)	$6,843	$4,820	$(101)	$161	$329	$12,052
2010
Revenues from External Customers	$58,399	$15,157	$4,513	$6,268	$747	$85,084
Voyage Expenses	$41,471	$9,357	$4,205	$6,162	$318	$61,513
Vessel Depreciation	$2,530	$994	$-	$1,457	$3	$4,984
Gross Voyage Profit (Loss)	$14,398	$4,806	$308	$(1,351)	$426	$18,587

The following table shows the breakout of revenues by segment between fixed and variable for the three months ended June 30, 2011 and 2010, respectively:

Revenues 2010-2011 2nd Quarter
Thousands of Dollars
60000
55000
50000
45000
40000
35000
30000
25000
20000
15000
10000
5000
0
2011
2010
2011
2010
2011
2010
2011
2010
2011
2010
Time Charter - U.S. Flag
Time Charter - International Flag
Contracts of Affreightment
Rail-Ferry
Other

     Variable Revenue                    Fixed Revenue

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts-U.S. Flag:Overall revenues decreased by 33% or $19.1 million when comparing the second quarter of 2011 to the second quarter of 2010.  The decrease was driven primarily by a drop in the carriage of supplemental cargoes on our U.S. Flag Pure Car Truck Carriers, as volume returns to more historic levels.  The segment’s gross voyage profit decreased from $14.4 million in the second quarter of 2010 to $6.8 million in the second quarter of 2011 primarily as a result of the decrease in supplemental cargoes.  Our fixed revenues of $28.1 million and $27.2 million in the second quarter of 2011 and 2010, respectively, represent revenues derived from our fixed time charter contracts, and our variable revenues of $11.1 million and $31.2 million for the same periods in 2011 and 2010, respectively, represent revenues derived from our supplemental cargoes.

Our U.S. Flag Time Charter Contracts include operating three roll on-roll off vessels for the MSC.  In early 2009, we received notification from MSC that we have been excluded from further consideration for extending the current operating agreements on three U.S. Flag Roll on Roll Off vessels. Subsequently, they have exercised options to extend the agreement several times with the most recent extension set to expire on October 31, 2011 for all three vessels.  These three contracts represented 9.9% of our total revenue in the second quarter of 2011.  Recently the MSC has reopened to bidding process and even if we successfully retain any one or more of these MSC contracts, we anticipate materially reduced revenues in future periods.

Time Charter Contracts-International Flag: Revenues increased slightly from $15.2 million in the second quarter of 2010 to $15.8 million in the second quarter of 2011 and gross voyage profit for this segment remained relatively unchanged at $4.8 million in the second quarter of 2011.   Lower results from our Indonesian operation, and the discontinuation of an International Flag Container vessel were offset by contributions made by our three new Handy-Size Bulk Carriers placed in service in the first quarter of 2011 and our Capesize Bulk Carrier acquired from Dry Bulk at the end of the first quarter of 2011.  Our fixed revenues of $10.1 million in the second quarter of 2011 represents revenues derived from our fixed time charter contracts.  Our variable revenues of $5.8 million in the second quarter of 2011 represents revenues earned by our three new Handy-Size Bulk Carriers pursuant to a revenue sharing agreement which commenced in January 2011.  All revenues in the second quarter of 2010 were derived under fixed revenue time charter contracts.

Contracts of Affreightment:  Revenues remained constant at $4.5 million in the second quarter of 2011 compared to the second quarter of 2010 and gross voyage profit decreased from $308,000 in the second quarter of 2010 to a loss of $101,000 in the second quarter of 2011 primarily due to a decrease in tonnage carried in 2011, partially offset by rate increases.

Rail-Ferry Service:  Gross voyage profit increased from a loss of $1.4 million in the second quarter of 2010 to a profit of $161,000 in the second quarter of 2011. Revenues for this segment increased from $6.3 million in the second quarter of 2010 to $9.9 million in the second quarter of 2011, reflecting an increase in our northbound cargo due to higher volumes of sugar cargo.

Other:  For this segment, gross voyage profit decreased from $426,000 during  the second quarter of 2010 to $329,000 during the second quarter of 2011, due principally to a decrease in brokerage revenues.

Administrative and General Expense

Administrative and general expenses remained constant from $5.4 million in the second quarter of 2010 to $5.5 million in the second quarter of 2011.

 The following table shows the significant components of administrative and general expenses for the second quarter of 2011 and 2010, respectively.

(Amounts in Thousands)	Three Months Ended June 30,
A&G Account	2011	2010	Variance

Wages and Benefits	$2,841	$2,512	$(329)
Amortization of Executive Stock Compensation	428	665	237
Office Building Expenses	390	415	25
System Hardware and Software	301	305	4
Special Services	294	285	(9)
Other	1,201	1,232	31
TOTAL:	$5,455	$5,414	$(41)

Other Income and Expense

Interest Expense decreased slightly from $2.4 million in the second quarter of 2010 to $2.3 million in the second quarter of 2011. The impact of higher debt balances associated with the financing of our new International Flag PCTC  and three new Handy-Size Bulk Carriers was offset by the impact of improvements in interest rates from new swap contracts.

Derivative Loss of $106,000 represents the ineffectiveness of a portion of a derivative contract and the related mark-to-market adjustment associated with this portion of the derivative (See Note 13).

Other income from vessel financing of $672,000 in 2011 is due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss of $1.9 million in the second quarter of 2011 is due to the revaluation of our Yen-denominated loan associated with the financing of our International flag PCTC Newbuilding due to a strengthening of the value of the Yen since the end of the first quarter of 2011.  The exchange loss was based on a change in the exchange rate of 83.19 Yen to 1 USD at March 31, 2011 to 80.57 Yen to 1 USD at June 30, 2011 (See Item 1A Risk Factors).

Income Taxes

We recorded a provision for income taxes of $173,000 on our $3.4 million of income before equity in net income of unconsolidated entities for the three months ended June 30, 2011.  For the three months ended June 30, 2010 our income tax benefit was $30,000 on our $9.1 million of income before equity in net income of unconsolidated entities.  This unfavorable change was based on improvements in our operations taxed at the U.S. corporate statutory rate, and our establishment of a valuation allowance on certain deferred tax assets.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2010, including Note F to the consolidated financial statements included therein.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, decreased from a profit of $448,000 in the second quarter of 2010 to a loss of $351,000 in the second quarter of 2011.

The second quarter of 2011 results were primarily driven by our 25% investment in Oslo Bulk, which reported a loss of $301,000.  The 2010 second quarter results contain Dry Bulk’s earnings of $1.4 million, net of taxes of $703,000.  Prior to us acquiring 100% of Dry Bulk on March 25, 2011, we reported our proportionate interest in Dry Bulk using the equity method.  As a result of the acquisition, Dry Bulk results are now reported as consolidated in our  Time Charter Contracts-International Flag segment.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2011
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

(All Amounts in Thousands)	Time Charter Contracts- US Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2011
Revenues from External Customers	$78,307	$27,023	$8,731	$18,921	$1,313	$134,295
Voyage Expenses	$59,951	$15,179	$8,912	$16,438	$324	$100,804
Vessel Depreciation	$5,004	$4,689	$-	$1,771	$5	$11,469
Gross Voyage Profit (Loss)	$13,352	$7,155	$(181)	$712	$984	$22,022
2010
Revenues from External Customers	$109,855	$26,961	$8,472	$11,404	$1,306	$157,998
Voyage Expenses	$78,167	$17,542	$8,368	$11,756	$623	$116,456
Vessel Depreciation	$4,909	$994	$-	$2,839	$6	$8,748
Gross Voyage Profit (Loss)	$26,779	$8,425	$104	$(3,191)	$677	$32,794

The following table shows the breakout of revenues by segment between fixed and variable for the first six months of 2011 and 2010, respectively:

Revenues 2010-2011 Year to Date
Thousands of Dollars
120000
110000
100000
90000
80000
70000
60000
50000
40000
30000
20000
10000
0
2011
2010
2011
2010
2011
2010
2011
2010
2011
2010
Time Charter - U.S. Flag
Time Charter - International Flag
Contracts of Affreightment
Rail-Ferry
Other

     Variable Revenue                    Fixed Revenue

The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts-U.S. Flag: Overall revenues decreased by 29% or $31.5 million when comparing the first six months of 2011 to the first six months of 2010.  The decrease was driven primarily by a drop in the carriage of supplemental cargoes on our U.S. Flag Pure Car Truck Carriers, as volume returns to more historic levels.  The segment’s gross voyage profit decreased from $26.8 million in the first six months of 2010 to $13.4 million in the first six months of 2011 primarily as a result of the aforementioned drop in supplemental cargoes.  Our fixed revenues of $55.5 million and $57.2 million in the second quarter of 2011 and 2010, respectively, represent revenues derived from our fixed time charter contracts, and our variable revenues of $22.8 million and $52.6 million for the same periods in 2011 and 2010, respectively, represent revenues derived from our supplemental cargoes.

 Our U.S. Flag Time Charter Contracts include operating three roll on-roll off vessels for the MSC. In early 2009, we received notification from MSC that we have excluded from further consideration for extending the current operating agreements on three U.S. Flag Roll on Roll Off vessels. Since this time they have exercised options to extend the agreement several times with the most recent extension set to expire on October 31, 2011 for all three vessels. These three contracts represented 10.2% of our total revenue in the first six months of 2011. Even if we successfully retain any one or more of these MSC contracts, we anticipate materially reduced revenues in future periods.

Time Charter Contracts-International Flag: Revenues remained relatively constant at $27.0 million in the first six months of 2011 compared to the same period of 2010, while gross voyage profit decreased from $8.4 million in the first six months of 2010 to $7.2 million in the first six months of 2011, primarily due to lower results from our Indonesian operation, and the sale of our International Flag Container vessel, partially offset by contributions made by our three new Handy-Size Bulk Carriers placed in service in the first quarter of 2011 and our Capesize Bulk Carrier acquired from Dry Bulk at the end of the first quarter of 2011.  Our fixed revenues of $18.8 million  and $27.0 million in the first six months of 2011 and 2010, respectively, represents revenues derived from our fixed time charter contracts.  Our variable revenues of $8.2 million in the first six months of 2011 represents revenues earned by our three new Handy-Size Bulk Carriers pursuant to a revenue sharing agreement which commenced in January 2011.

Contracts of Affreightment:  For this segment gross voyage profit decreased from $104,000 in the first six months of 2010 to a loss of $181,000 for the same period in 2011 due to lower cargo volumes being carried in the first six months of 2011.

Rail-Ferry Service:  Gross voyage profit increased from a loss of $3.2 million in the first six months of 2010 to a profit of $712,000 in the first six months of 2011.  Revenues for this segment increased from $11.4 million to $18.9 million in the first six months of 2010 and 2011, respectively, reflecting an increase in our Northbound cargo due to higher volumes of cargo.

Other:  Revenues remained constant and gross voyage profit increased slightly from $677,000 in the first six months of 2010 to $984,000 in the first six months of 2011, primarily due to an increase in brokerage income.

Administrative and General Expense

Administrative and general expenses decreased slightly from $11.4 million in the first six months of 2010 to $11.3 million in the first six months of 2011.

The following table shows the significant A&G components for the first six months of 2011 and 2010 respectively:

(Amounts in Thousands)	Six Months Ended June 30,
A&G Account	2011	2010	Variance

Wages and Benefits	$5,697	$5,444	$(253)
Amortization of Executive Stock Compensation	1,005	1,399	394
Office Building Expenses	737	737	-
System Hardware and Software	609	524	(85)
Special Services	557	551	(6)
Other	2,679	2,779	100
TOTAL:	$11,284	$11,434	$150

Other Income and Expense

Interest Expense increased from $4.0 million in the first six months of 2010 to $4.6 million in the first six months of 2011 due to higher debt balances associated with the financing of our three new Handy-Size Bulk Carriers.  The increase in interest expense from new debt was partially offset by the impact of lower effective interest rates from new swap contracts.

Other income from vessel financing of $1.4 million in 2011 is due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss of $411,000 in 2011 is due to the revaluation of our Yen-denominated loan associated with the financing of our International flag PCTC Newbuilding due to a strengthening of the value of the Yen.  The exchange loss was based on a change in the exchange rate of 81.22 Yen to 1 USD at December 31, 2010 to 80.57 Yen to 1 USD at June 30, 2011 (See Item 1A Risk Factors).

Income Taxes

We recorded a provision for income taxes of $381,000 on $26.4 million of income before income from unconsolidated entities and a benefit of $642,000 on $16.6 million of income before income from unconsolidated entities for the six months ended June 30, 2011 and 2010 respectively.  The increase in our provision for income taxes was based on improvements in our operations taxed at the U.S. corporate statutory rate, and our establishment of a valuation allowance on certain deferred tax assets.  For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2010, including Note F to the consolidated financial statements included therein.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, decreased from $2.9 million in the first six months of 2010 to $874,000 in the same period of 2011.  For the six months of 2011 and 2010, our portion of the earnings of Dry Bulk was $1.3 million, net of taxes of $0, and $3.6 million, net of taxes of $3.3 million, respectively.  Equity in net income of unconsolidated entities net of taxes, for the first six months of 2011 was further impacted by our results in our 25% investment in Oslo Bulk and Tony Bulkers.  Our portion of the earnings of these investments were losses of $399,000  and $108,000 for the six months ended June 30, 2011 and 2010, respectively.  The decrease in the results were primarily due to results from Dry Bulk being included in our consolidated results following our March 25, 2011 acquisition of full control of Dry Bulk and lower results from our 25% investment in Oslo Bulk.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $15.1 million at December 31, 2010, to $31.7 million at June 30, 2011 due to our operating results and the acquisition of Dry Bulk.  Cash and cash equivalents increased during the first six months of 2011 by $9.7 million to a total of $33.8 million at June 30, 2011. The increase in cash and cash equivalents was a result of cash provided by operating activities of $19.1 million, cash used in investing activities of $11.0 million and by cash provided by financing activities of $1.6 million.  Total current liabilities of $54.2 million as of June 30, 2011 included current maturities of long-term debt of $28.0 million.

Net cash provided by operating activities for the first six months of 2011 was $19.1 million after adjusting net income of $26.9 million for the first six months of 2011 for non-cash provisions such as depreciation and amortization, partially offset by among other things, the deduction of the non-cash $874,000 of net income from our equity in net income of our unconsolidated entities, a foreign exchange loss of $411,000 on a Yen-denominated loan and a $18.8 million non-cash gain on the acquisition of full control of Dry Bulk, net of the original investment amount (See Note 5).  In addition, we received cash dividends of $750,000 from Dry Bulk, prior to the acquisition.

Net cash used in investing activities of $11.0 million included capital expenditures of $17.2 million, including $12.0 million for the final installment payment related to the three Handy-size Bulk Carriers delivered in January 2011, classifying $6.5 million as restricted cash as required under one of our loan agreements in connection with our Yen denominated facility and investments in unconsolidated entities of $1.8 million, offset by principal payments received under direct financing leases of $2.7 million, $7.1 million related to the acquisition of Dry Bulk, $2.8 million from proceeds from sales of marketable securities and $2.1 million from payments received on note receivables.

Net cash provided by financing activities of $1.6 million included outflows of regularly scheduled debt payments of $10.8 million, a line of credit payment of $10 million, $28.6 million of debt assumed in connection with acquiring full control of Dry Bulk and cash dividends paid of $5.6 million. These cash outflows were offset by proceeds of $58.1 million from the final bank draw on the facility agreement to finance the construction and delivery of three Handy-Size dry bulk carriers delivered in January 2011 and the refinancing of the loan on the Capesize vessel acquired in the Dry Bulk transaction.

On July 18, 2011, we adjusted our unsecured revolving line of credit downward from $35 million to $30 million and the pledge of $6.4 million as collateral for a letter of credit expires on August 8, 2011, at which point we expect to have the full $30 million available for future draws, as needed.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility.

Debt and Lease Obligations – As of June 30, 2011, we held five vessels under operating contracts, five vessels under bareboat charter or lease agreements and two vessels under time charter agreements.  The types of vessels held under these agreements include two Pure Car/Truck Carriers, two Breakbulk/Multi Purpose vessels, three Roll-On/Roll-Off vessels and four Container vessels, all of which operate in our Time Charter Contracts – U.S. Flag and International Flag segments, and a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.

Our operating lease agreements have fair value renewal options, early buy-out options and fair value purchase options.  Most of the agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.  In July 2011, we purchased two of the leased vessels for an aggregate purchase price of $64.5 million pursuant to early buy-out options.  On June 29, 2011, we entered into a secured term loan facility agreement that permitted us to borrow of up to $45.9 million, for these purposes. In July, 2011, we drew the full amount of borrowings available under this facility agreement to finance a substantial portion of the aggregate purchase price for the two vessels, and paid the remainder of the purchase price with cash on hand.  For further information, please see our Current Report on Form 8-K dated June 29, 2011.

We also conduct certain of our operations from leased office facilities.  Please refer to our 2010 annual report on Form 10-K for a schedule of our contractual obligations.

Substantially all of our credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital and interest expense coverage and a maximum amount of debt leverage.

As of June 30, 2011, the Company was in compliance with all financial covenants related to its debt obligations and we believe, based on current circumstances, that it is likely that we will continue to meet such covenants in the near future. The following table represents the actual and required covenant amounts for the period ending June 30, 2011:

		Actual	Required

(1)	Net Worth (thousands of dollars)	$255,834	$239,592
(2)	Working Capital (thousands of dollars)	$31,682	$1
(3)	Interest Expense Coverage Ratio (minimum)	12.37	2.50
(4)	Leverage Ratio (maximum)	3.14	4.25

1.	Total assets minus total liabilities
2.	Defined above
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between consolidated indebtedness to consolidated EBITDA.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations and/or accessing available lines of credit.  To the extent we are required to seek additional capital, our efforts could be hampered by the on-going uncertainty in the credit markets. We presently have variable to fixed interest rate swaps on 48% of our long-term debt.  We have debt of $13.8 million due in 2011, $39.8 million due in 2012, $41.4 million due in 2013 and $25.5 million due in 2014.

Bulk Carriers - In November 2009, we contracted with a Korean shipyard to construct three double hull Handy-Size Bulk Carrier Newbuildings.  We made contract payments of $17.0 million in the fourth quarter 2009, $60.0 million in 2010, and $12.0 million in January 2011 on these vessels. All three vessels were delivered in January 2011.  With our equity position on these Newbuildings being fully funded, on August 2, 2010, we entered into a $55.2 million Senior Secured Term Loan Facility Agreement to finance the construction and delivery installment payments under separate shipbuilding contracts for these three Newbuildings.  The Facility matures in seven years and annual principal payments prior to then are based on a 15-year amortization scheduled.

As a result of increasing our ownership in Dry Bulk from 50% to 100% on March 25, 2011, we presently own a 100% interest in  a Handymax Bulk Carrier Newbuilding, scheduled to be delivered in the first quarter of 2012. Total investment in this newbuilding is anticipated to be approximately $39.0 million.  During the period of construction up to delivery, we expect to contribute 35% of the purchase price, of which $11.7 million has been made to date.  On June 20, 2011, we entered into a secured loan facility agreement in the amount of $47.5 million, divided into two tranches:  Tranche A which provided $24.1 million used to refinance and repay existing indebtedness of $22.0 million assumed in connection with the Dry Bulk acquisition, and Tranche B providing up to $23.3 million to finance the remaining installment payments on the Handymax Bulk Carrier Newbuilding.  Under Tranche B, we expect to draw $6.0 million in November 2011 and $17.3 million in January 2012.  For further information on this agreement, see our Current Report on Form 8-K, dated June 20, 2011.

In December 2009, we acquired for $6,250,000 a 25% investment in Oslo Bulk AS (“Oslo Bulk”) which in 2008 contracted to build eight new Mini Bulkers. All of the Mini-Bulkers have been delivered and deployed as of July 2011.  During 2010, we invested an additional $3.9 million in Tony Bulkers Pte Ltd, (“Tony Bulkers”), an affiliate of Oslo Bulk AS, for our 25% share of the installment payments for two additional new Mini-Bulkers, both of which have been delivered and deployed as of July 2011.  We paid our remaining share of installment payments associated with these two Mini-Bulkers of approximately $1.7 million in January 2011.  These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income net of taxes.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk.  We utilize derivative financial instruments including interest rate swap agreements and forward exchange contracts, and in the past we have also utilized commodity swap agreements to manage certain of these exposures.  We hedge firm commitments or anticipated transactions and derivatives are not entered into for speculative purposes.  We neither hold nor issue financial instruments for trading purposes.

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at June 30, 2011 approximated its carrying value due to the short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at quarter-end for our investment portfolio is not material.

The fair value of variable rate long-term debt at June 30, 2011, including current maturities, was estimated to equal the carrying value of $259.2 million.

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet.  Currently, each of the Company’s USD-denominated interest rate swaps is accounted for as an effective cash flow hedge. Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss).  A  portion of the Yen interest rate swap we entered into in 2009 is deemed ineffective and because it is no longer supported by underlying borrowings due to the bank exercising a one time option to reduce available funding, and changes in fair value of this portion are thereby recorded to earnings.  On June 13, 2011 we entered into an interest rate swap covering 50% of our interest expense exposure related to the new credit facility executed on June 29, 2011.  The swap agreement is effective June 29, 2011 and fixed our rate at 4.47% per annum.  The notional amount of the swap agreement is $22.5 million, or approximately 50% of the amount of the credit facility.  As of June 30, 2011, the Company has the following interest rate swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
11/30/05	11/30/12	$13,230,000	5.17%	Fixed
3/31/08	9/30/13	$11,041,000	3.46%	Fixed
9/30/10	9/30/13	$11,041,000	2.69%	Fixed
9/30/10	9/30/13	$11,041,000	2.45%	Fixed
9/26/05	9/28/15	$8,333,333	4.41%	Fixed
9/26/05	9/28/15	$8,333,333	4.41%	Fixed
3/15/09	9/15/20	¥ 5,966,000,002	2.065%	Fixed
6/29/11	6/29/18	$22,500,000	4.47%	Fixed

The fair value of these agreements at June 30, 2011, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $9.1 million.  A hypothetical 10% decrease in interest rates as of June 30, 2011, would have resulted in a liability of $9.6 million.

Commodity Price Risk.  As of June 30, 2011, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry Service and Contract of Affreightment segments.  We have fuel surcharges and escalation adjustments in place for both segments, which we believe manages the price risk for those services during 2011. We estimate that a 20% increase in the price of fuel for the period January 1, 2011 through June 30, 2011 would have resulted in an increase of approximately $883,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.12 in our basic earnings per share based on the shares of our common stock outstanding as of June 30, 2011.  The additional fuel costs assume no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates.  Our charterers in the Time Charter Contracts – U.S. Flag and the Time Charter Contracts – International Flag segments are responsible for purchasing vessel fuel requirements; thus, we have no direct fuel price risk in these segments.

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

The following table summarizes the current value of these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Transaction Amount in Dollars	Effective Date	Expiration Date
June 2010	Rupiah	$ 900,000	January 2011	December 2011
June 2010	Peso	$ 300,000	September 2010	August 2011

The fair value of these contracts at June 30, 2011, is an asset of $143,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be an asset of $129,000.

On January 23, 2008, one of our wholly-owned subsidiaries entered into a 10 year Senior Secured Term Loan Facility denominated in Japanese Yen, commencing in March 2010, for the purchase of a PCTC Newbuilding, which was completed and delivered in             March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a Yen interest rate swap designed to cap the interest at 2.065%.  In June 2009, we received notification that the lender exercised its option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000.  Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued, with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1 to 5 Yen increase or decrease on the exchange rate between the U.S. Dollar and Yen, which was $1 to Yen 80.57 at June 30, 2011, would impact our earnings by approximately $600,000 to $3.0 million for the reporting period (See Item 1A-Risk Factors).  While we believe that these fluctuations may smooth out over time, any particular reporting period could be materially impacted by these adjustments.  There was a 3% appreciation in the Yen to USD exchange rate at June 30, 2011 compared to March 31, 2011, resulting in a $1.9 million foreign exchange loss for the three months ended June 30, 2011, reported under Interest and Other on our consolidated Statement of Income.  We plan to continue to monitor the movements in the foreign currency markets in order to take advantage of potential opportunities.  From time to time over the past year, the Japanese Government has intervened in the foreign currency market in an attempt to weaken the value of the Yen.  We bought forward contracts to purchase Yen to cover our installments due under the Facility for the periods December 15, 2010 and March 15, 2011.  The rate of exchange for these transactions was approximately Yen 85.4 to 1 USD, with total USD equivalents of $3,005,000.  On January 27, 2011 we purchased another 128 million Yen to cover the June 15, 2011 installment for 82.80 to 1 USD, or a USD equivalent of $1,546,000. On April 1, 2011, we purchased another 126 million Yen to cover the September 15, 2011 installment for 84.03 to 1 USD, or a USD equivalent of $1,500,000.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were  effective as of June 30, 2011 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the first six months of 2011, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Yen denominated loan.  The Company has a Yen-denominated loan of Yen 5,102,500,000 which at June 30, 2011 equated to a USD $60.2 million liability at a USD/Yen exchange rate of 80.57.  As described further in Part I, Item 3, of this report, current accounting guidelines require us to record adjustments to our earnings each quarter based on the impact that changes in exchange rates have on our liability under this loan.  Volatility in USD/Yen exchange ratios could cause material adjustments to the earnings we report each quarter.
For a listing of other factors that could materially and adversely affect our business, financial condition, results of operations, liquidity or prospects, please see Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010.
We believe that the risk factors here and in our 2010 Form 10-K discuss all known material risk.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  In 2008, we repurchased 491,572 shares of our common stock for $11.5 million. Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our Common Stock for $5.2 million.  We have not made any further repurchases since that date. Unless and until the Board otherwise provides, this authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first quarter of 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2011 – April 30, 2011	-	-	-	285,377
May 1, 2011 - May 31, 2011	-	-	-	285,377
June 1, 2011 – June 30, 2011	-	-	-	285,377

On February 1, 2011 and March 14, 2011, 15,107 and 16,734 shares of Common Stock, respectively, were retired in order to meet tax liabilities associated with the vesting of Restricted Stock Grants by our executive officers.

ITEM 5 – OTHER INFORMATION

At the July 27, 2011 Board of Directors Meeting, the Board evaluated the results of the advisory vote on the frequency of future say on pay votes.  In the light of the results of such vote, the Board has determined that we will hold an advisory say on pay vote annually.  The Board will reevaluate this determination after the next required shareholder advisory vote on the frequency of say on pay votes.

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

(10.6)
$30,000,000 Revolving Loan to the Registrant and seven of its subsidiaries by Regions Bank dated March 7, 2008, as amended by instruments dated March 3, 2009, August 13, 2009, March 31, 2010, March 31, 2011 and July 18, 2011. (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-Q dated May 5, 2011 and incorporated herein by reference)

(10.7)
Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.8)
Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V.. London branch, as lender, facility agent and security trustee. *

(10.9)
Credit Agreement, dates as of June 29, 2011, by and among LCI Shipholdings, Inc. and Waterman Steamship Corporation, as joint and several borrowers, the Registrant, as guarantor, DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as lenders, DnB NOR Bank ASA, as bookrunner, facility agent and security trustee and DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as mandated lead arrangers. *

(10.10)
Consulting Agreement, dated December 15, 2010, between the Registrant and Erik F. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.11)
International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.12)
Form of Restricted Stock Agreement under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form 8-K dated May 6, 2008 and incorporated herein by reference)

(10.13)
Form of Restricted Stock Agreement dated May 6, 2009 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated May 7, 2009 and incorporated herein by reference)

(10.14)
Form of Restricted Stock Agreement dated January 27, 2010 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant's Form 10-Q dated July 28, 2010 and incorporated herein by reference)

(10.15)
Form of Restricted Stock Agreement dated January 26, 2011 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.16)
Form of Restricted Stock Agreement dated January 26, 2011 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.17)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.18)
SHIPSALES Agreement, dated as of September 21, 2007, by and between East Gulf Shipholding, Inc., as buyer, and Clio Marine Inc., as seller. (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated January 14, 2009 and incorporated herein by reference) (On March 3, 2009, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.19)
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

(10.21)
Change of Control Agreement, by and between the Registrant and Manuel G. Estrada, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.22)
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

Date:   August 4, 2011