Form 10-Q
period 2011-11-01
INTERNATIONAL SHIPHOLDING CORP
filed 2011-11-03
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common stock, $1 par value. . . . . . . . 7,228,252 shares outstanding as of September 30, 2011

INTERNATIONAL SHIPHOLDING CORPORATION

In this report, the terms “we,” “us,” “our,” and the “Company” refer to International Shipholding Corporation and its subsidiaries. In addition, the term “GAAP” means U.S. generally accepted accounting principles, the term “Newbuilding” means a vessel that is under construction, the  term “Notes” means the Notes to our Consolidated Financial Statements contained elsewhere in this report, the term “PCTC” means a Pure Car/Truck Carrier vessel, the term “SEC” means the U.S. Securities and Exchange Commission, and the term “USD” means U.S. Dollars.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Revenues	$67,087	$74,400	$201,382	$232,398
Operating Expenses:
Voyage Expenses	46,911	49,925	147,715	166,381
Vessel Depreciation	6,775	4,923	18,244	13,671
Impairment Loss	-	25,430	-	25,430
Administrative and General Expenses	4,769	4,844	16,053	16,278
Gain on Dry Bulk Transaction	-	-	(18,844)	-
Loss (Gain) on Sale of Other Assets	-	29	-	(46)

Total Operating Expenses	58,455	85,151	163,168	221,714

Operating Income (Loss)	8,632	(10,751)	38,214	10,684
Interest and Other:
Interest Expense	2,850	1,745	7,470	5,549
Derivative Loss	124	172	109	400
Gain on Sale of Investment	(67)	-	(181)	(16)
Other Income from Vessel Financing	(654)	(577)	(2,014)	(1,771)
Investment Income	(137)	(303)	(522)	(1,469)
Foreign Exchange Loss	2,664	3,396	3,075	6,544
	4,780	4,433	7,937	9,237
Income Before Provision (Benefit) for Income Taxes and
Equity in Net (Loss) Income of Unconsolidated Entities	3,852	(15,184)	30,277	1,447
Provision (Benefit) for Income Taxes:
Current	150	173	518	496
Deferred	-	(224)	-	(1,189)
State	-	-	13	-
	150	(51)	531	(693)

Equity in Net (Loss) Income of Unconsolidated
Entities (Net of Applicable Taxes)	(852)	1,310	22	4,221

Net Income (Loss)	$2,850	$(13,823)	$29,768	$6,361

Basic and Diluted Earnings Per Common Share:
Basic Earnings Per Common Share:	$0.40	$(1.95)	$4.18	$0.89

Diluted Earnings Per Common Share:	$0.40	$(1.95)	$4.15	$0.88

Weighted Average Shares of Common Stock Outstanding:
Basic	7,140,752	7,075,659	7,128,810	7,186,335
Diluted	7,190,082	7,075,659	7,165,298	7,252,888
Dividends Per Share	$0.375	$0.375	$1.125	$1.250

 The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)
	September 30,	December 31,
ASSETS	2011	2010

Current Assets:
Cash and Cash Equivalents	$16,646	$24,158
Restricted Cash	6,175	-
Marketable Securities	8,525	11,527
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $342 and $311 in 2011 and 2010, Respectively:	19,044	16,474
Federal Income Taxes Receivable	22	242
Net Investment in Direct Financing Leases	6,104	5,596
Other Current Assets	3,893	2,513
Notes Receivable	4,248	4,248
Material and Supplies Inventory, at Lower of Cost or Market	4,945	3,774
Total Current Assets	69,602	68,532

Investment in Unconsolidated Entities	14,452	27,261

Net Investment in Direct Financing Leases	45,462	50,102

Vessels, Property, and Other Equipment, at Cost:
Vessels	561,219	365,797
Leasehold Improvements	26,128	26,128
Construction in Progress	13,812	78,355
Furniture and Equipment	9,367	7,863
	610,526	478,143
Less - Accumulated Depreciation	(163,976)	(143,667)
	446,550	334,476

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $15,628 and $14,525 in 2011 and 2010, Respectively:	16,013	14,482
Intangible Assets, Net	3,863	-
Due from Related Parties	3,837	4,124
Notes Receivable	36,956	40,142
Other	4,980	5,004
	65,649	63,752

TOTAL ASSETS	$641,715	$544,123
The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)
	September 30,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$35,111	$21,324
Accounts Payable and Accrued Liabilities	22,628	32,114
Total Current Liabilities	57,739	53,438

Long-Term Debt, Less Current Maturities	264,314	200,241

Other Long-Term Liabilities:
Deferred Income Taxes	135	-
Lease Incentive Obligation	6,675	7,022
Other	57,544	49,672

TOTAL LIABILITIES	386,407	310,373

Stockholders' Equity:
Common Stock	8,590	8,564
Additional Paid-In Capital	85,449	84,846
Retained Earnings	205,006	183,541
Treasury Stock	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(18,334)	(17,798)
TOTAL STOCKHOLDERS' EQUITY	255,308	233,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$641,715	$544,123
The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$29,768	$6,361
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	18,988	14,400
Amortization of Deferred Charges and Other Assets	6,438	7,095
Deferred Benefit for Income Taxes	-	(1,189)
Gain on Acquisition	(18,844)	-
Impairment Loss	-	25,430
Non-Cash Stock Based Compensation	1,404	1,926
Equity in Net Income of Unconsolidated Entities	(22)	(4,221)
Distributions from Unconsolidated Entities	750	2,250
Gain on Sale of Assets	-	(46)
Gain on Sale of Investments	(181)	(16)
Loss on Foreign Currency Exchange	3,075	6,544
Changes in:
Deferred Drydocking Charges	(5,370)	(765)
Accounts Receivable	(2,570)	(2,474)
Inventories and Other Current Assets	(1,129)	(12)
Other Assets	25	640
Accounts Payable and Accrued Liabilities	(2,190)	(5,074)
Other Long-Term Liabilities	(174)	(314)
Net Cash Provided by Operating Activities	29,968	50,535

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	4,132	4,213
Capital Improvements to Vessels, Leasehold Improvements, and Other Assets	(82,199)	(80,065)
Proceeds from Sale of Assets	-	3,853
Purchase of Marketable Securities	(79)	(8,806)
Proceeds from Sale of Marketable Securities	2,523	598
Investment in Unconsolidated Entities	(2,046)	(3,334)
Acquisition of Unconsolidated Entity	7,092	-
Net Increase in Restricted Cash Account	(6,175)	-
Proceeds from Note Receivables	3,101	4,422
Net Cash Used In Investing Activities	(73,651)	(79,119)

Cash Flows from Financing Activities:
Common Stock Repurchase	-	(5,231)
Proceeds from Issuance of Debt	103,979	132,185
Repayment of Debt	(57,748)	(103,094)
Payments for Deferred Financing Charges	(1,757)	(1,103)
Common Stock Dividends Paid	(8,303)	(9,228)
Net Cash Provided by Financing Activities	36,171	13,529
Net Decrease in Cash and Cash Equivalents	(7,512)	(15,055)
Cash and Cash Equivalents at Beginning of Period	24,158	47,468

Cash and Cash Equivalents at End of Period	$16,646	$32,413
The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Our policy is to consolidate each subsidiary in which we hold a greater than 50% voting interest or otherwise control its operating and financial activities.  We use the equity method to account for investments in entities in which we hold a 20% to 50% voting or economic interest and have the ability to exercise significant influence over their operating and financial activities.  We use the cost method to account for investments in entities in which we hold a less than 20% voting interest and in which we cannot exercise significant influence over operating and financial activities.

Revenues and expenses relating to our Rail-Ferry Service and Contracts of Affreightment segment’s voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period.  Based on our prior experience, we believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other segments' voyages, which require no estimates or assumptions, are recorded when earned or incurred during the reporting period.

We have eliminated all significant intercompany balances, accounts and transactions.

Note 2.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended September 30, 2011 and 2010:

	Pension Plan		Postretirement Benefits
(All Amounts in Thousands)	Three Months Ended September 30,		Three Months Ended September 30,
Components of net periodic benefit cost:	2011	2010	2011		2010
Service cost	$135	$99	$(2	) *	$5
Interest cost	380	304	140		99
Expected return on plan assets	(479)	(353)	-		-
Amortization of prior service cost	(1)	(1)	(3)		(3)
Amortization of Net Loss	107	71	52		-
Net periodic benefit cost	$142	$120	$187		$101
*The estimated service cost during the first and second quarters was reduced down for the full year 2011, the quarter amount of ($2) reflects this adjustment.

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the nine months ended September 30, 2011 and 2010:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:	2011	2010	2011	2010
Service cost	$407	$379	$42	$15
Interest cost	1,116	1,048	426	297
Expected return on plan assets	(1,429)	(1,207)	-	-
Amortization of prior service cost	(3)	(3)	(9)	(9)
Amortization of Net Loss	274	243	162	-
Net periodic benefit cost	$365	$460	$621	$303

We contributed $1.2 million to our pension plan this year through October 2011 and will continue to evaluate if any further contributions are needed.

Note 3.  Operating Segments

Our four operating segments, Time Charter Contracts – U.S. Flag, Time Charter Contracts – International Flag, Contracts of Affreightment (“COA”), and Rail-Ferry Service, are identified primarily by the characteristics of the contracts and terms under which our vessels are operated.  Beginning with the second quarter 2010 Form 10-Q report, we split Time Charter Contracts into two different operating segments, Time Charter Contracts – U.S. Flag and Time Charter Contracts – International Flag. As a result of this change, we recast all prior period data for the previous Time Charter Contracts Segment based on the new operating segments.  We report in the Other category the results of several of our subsidiaries that provide ship and cargo charter brokerage and agency services.  We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates.

We allocate interest expense to the segments in proportion to the book values of the vessels owned within each segment.  We do not allocate to our segments administrative and general expenses, investment income, gain on sale of investment, equity in net income of unconsolidated entities, foreign exchange loss, gain on Dry Bulk transaction, derivative loss or income taxes.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to our operating companies.

The following table presents information about segment profit and loss for the three months ended September 30, 2011 and 2010:

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts- International Flag	COA	Rail-Ferry Service	Other	Total
2011
Revenues from External Customers	$38,069	$14,609	$4,766	$9,121	$522	$67,087
Intersegment Revenues (Eliminated)	-	-	-	-	(4,664)	(4,664)
Intersegment Expenses (Eliminated)	-	-	-	-	4,664	4,664
Voyage Expenses	27,233	7,173	4,685	7,685	135	46,911
Vessel Depreciation	2,707	3,151	-	915	2	6,775
Gross Voyage Profit	8,129	4,285	81	521	385	13,401
Interest Expense	913	1,688	-	155	94	2,850
Segment Profit	7,216	2,597	81	366	291	10,551

2010
Revenues from External Customers	$49,250	$10,716	$4,200	$9,668	$566	$74,400
Intersegment Revenues (Eliminated)	-	-	-	-	(6,458)	(6,458)
Intersegment Expenses (Eliminated)	-	-	-	-	6,458	6,458
Voyage Expenses	32,835	6,704	4,127	6,035	224	49,925
Vessel Depreciation	2,458	990	-	1,472	3	4,923
Impairment Loss	-	-	-	25,430	-	25,430
Gross Voyage Profit (Loss)	13,957	3,022	73	(23,269)	339	(5,878)
Interest Expense	700	602	-	328	115	1,745
Segment Profit (Loss)	13,257	2,420	73	(23,597)	224	(7,623)

The following table presents information about segment profit and loss for the nine months ended September 30, 2011 and 2010:

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2011
Revenues from External Customers	$116,381	$41,777	$13,497	$27,894	$1,833	$201,382
Intersegment Revenues (Eliminated)	-	-	-	-	(13,995)	(13,995)
Intersegment Expenses (Eliminated)	-	-	-	-	13,995	13,995
Voyage Expenses	87,190	22,516	13,597	23,973	439	147,715
Vessel Depreciation	7,712	7,837	-	2,687	8	18,244
Gross Voyage Profit (Loss)	21,479	11,424	(100)	1,234	1,386	35,423
Interest Expense	2,267	4,326	-	541	336	7,470
Segment Profit (Loss)	19,212	7,098	(100)	693	1,050	27,953
2010
Revenues from External Customers	$159,093	$37,744	$12,672	$21,017	$1,872	$232,398
Intersegment Revenues (Eliminated)	-	-	-	-	(13,899)	(13,899)
Intersegment Expenses (Eliminated)	-	-	-	-	13,899	13,899
Voyage Expenses	111,003	24,245	12,495	17,801	837	166,381
Vessel Depreciation	7,369	1,984	-	4,310	8	13,671
Impairment Loss	-	-	-	25,430	-	25,430
Gross Voyage Profit (Loss)	40,721	11,515	177	(26,524)	1,027	26,916
Interest Expense	2,241	1,895	-	1,036	378	5,549
Segment Profit (Loss)	38,480	9,620	177	(27,560)	649	21,367

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
Profit or Loss:	2011	2010	2011	2010
Total Profit (Loss) for Reportable Segments	$27,953	$21,367	$10,551	$(7,623)
Unallocated Amounts:
Administrative and General Expenses	(16,053)	(16,278)	(4,769)	(4,844)
Gain (Loss) on Sale of Other Assets	-	46	-	(29)
Derivative Loss	(109)	(400)	(124)	(172)
Gain on Sale of Investment	181	16	67	-
Other Income from Vessel Financing	2,014	1,771	654	577
Investment Income	522	1,469	137	303
Foreign Exchange Loss	(3,075)	(6,544)	(2,664)	(3,396)
Gain on Dry Bulk Acquisition	18,844	-	-	-
Income Before Provision (Benefit) for Net Income (Loss)
Taxes and Equity in Net Income of Unconsolidated Entities	$30,277	$1,447	$3,852	$(15,184)

Note 4.  Unconsolidated Entities

In 2003, we acquired for $3,479,000 a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which as of December 31, 2010, owned 100% of subsidiary companies owning two Capesize Bulk Carriers and two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  Historically, we have accounted for this investment under the equity method and our share of earnings or losses has been reported in our consolidated statements of operations, net of taxes.  On March 25, 2011, we acquired 100% ownership of Dry Bulk.  Following the acquisition, Dry Bulk’s results are no longer accounted for under the equity method.  For further information on this acquisition, see Note 5 below.

Our portion of earnings of Dry Bulk for the first three months of 2011, recorded under the equity method, was $1.3 million, net of taxes of $0.  For the nine months ended September 30, 2010, our portions of earnings of Dry Bulk was $5.0 million, net of taxes of $4.0 million. Historically, we did not provide for income taxes related to our earnings from Dry Bulk as a result of the U. S. tax law in effect prior to 2010.  This tax law expired effective January 1, 2010, resulting in income taxes being applicable to our earnings from Dry Bulk during the first three quarters of 2010.  After Congress eliminated the need for a tax provision on these amounts in late 2010, we reversed our 2010 provision for taxes in the fourth quarter of 2010.

During the first quarter of 2011 we received a $750,000 cash dividend distribution from Dry Bulk prior to acquiring full ownership of it on March 25, 2011 and a $2.3 million cash dividend distribution in the first nine months of 2010.

The unaudited condensed results of operations of Dry Bulk through March 25, 2011, when we acquired 100% of its stock included operating revenues of $4.8 million, operating income of $2.9 million, and net income of $2.6 million. Summarized below are the unaudited condensed results of operations of Dry Bulk for the three months ended September 30, 2010 and nine months ended September 30, 2010:

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in Thousands)	2010	2010
Operating Revenues	$6,407	$22,320
Operating Income	$4,432	$16,031
Net Income	$4,225	$17,602

In December 2009, we acquired for $6.25 million a 25% investment in Oslo Bulk AS (“Oslo Bulk”) which in 2008, contracted to build eight new Mini Bulkers. All of the Mini-Bulkers have been delivered and deployed as of July 2011.  During 2010, we invested an additional $3.9 million in Tony Bulkers Pte Ltd. (“Tony Bulkers”), an affiliate of Oslo Bulk AS, for our 25% share of the installment payments for two additional new Mini-Bulkers, both of which have been delivered and deployed as of July 2011.  We paid approximately $1.7 million in January 2011 for our remaining share of installment payments associated with these two Mini-Bulkers.  These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of operations, net of taxes.  All ten of these Mini-Bulkers are managed by an affiliate of Oslo Bulk.  Our portion of the aggregate earnings of Oslo Bulk, which included final 2010 income adjustments of $143,000, was a loss of $1.3 million for the nine months ended September 30, 2011, largely due to initial positioning voyages on the newly delivered vessels and lower than expected average charter rates. Also included in the Oslo Bulk results was a negative mark-to-market adjustment of $603,000 on an ineffective interest rate swap contract.   Our portion of the earnings of our remaining investments in unconsolidated entities was a loss of $159,000.

Note 5.  Dry Bulk Cape Holding, Inc. Step Acquisition

On March 25, 2011, Cape Holding, Ltd. (one of our indirect wholly-owned subsidiaries) and DryLog Ltd. completed a transaction that restructured their respective 50% interests in Dry Bulk.

Prior to this transaction, Dry Bulk controlled through various subsidiaries two Cape Size vessels and two Handymax Newbuildings.  In connection with this transaction, (i) Cape Holding, Ltd. increased its ownership in Dry Bulk from 50% to 100% and (ii) in consideration, DryLog Ltd. received ownership of two former Dry Bulk subsidiaries holding one Cape Size vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered in the second quarter of 2012.  Following the transfer of these subsidiaries, Dry Bulk continues to control through two subsidiaries, one Cape Size vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered in the first quarter of 2012.  As a result of completing this transaction, we now own 100% of Dry Bulk and have complete control of the two remaining vessels.

During the first quarter of 2011, we retained an independent, third party firm with shipping industry experience to assist us in determining the fair value of Dry Bulk and the fair value of our previous 50% interest in Dry Bulk.

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

Fair Value of Previously Held 50% Interest                                                                             $32.7M
Less: Book Value of Previously Held Interest                                                                        (14.4)M
Gain on Previously Held 50% Interest                                                                                     $18.3M

We also recognized a bargain purchase gain of $0.5 million with respect to the step up to fair value of the 50% interest we acquired, calculated as follows:

Fair Value of Net Assets Acquired                                                                                          $69.0M
Less: Fair Value of Purchase Consideration                                                                          (35.8)M
Less: Fair Value of Previously Held 50% Interest                                                                 (32.7)M
Bargain Purchase Gain                                                                                                               $  0.5M

Previously, we accounted for our non-controlling interest in Dry Bulk under the equity method. We now include the financial results of Dry Bulk in our consolidated financial results, which include revenues and net income for Dry Bulk for the third quarter of 2011 of $2.4 million and $366,000, respectively. The year to date results since the acquisition of Dry Bulk in our consolidated financial results included revenue and net income of $4.7 million and $1.2 million, respectively. Assuming we recorded this transaction on January 1, 2010, our consolidated financial results for the three month periods ending September 30, 2010 and September 30, 2011 and the nine months ending September 30, 2010 and September 30, 2011 would not have been materially different from what we actually reported. As such, we have not disclosed in this report any proforma financial information for either of these periods.

Note 6.  Earnings Per Share

We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under restricted stock grants using the treasury stock method.

The calculation of basic and diluted earnings per share is as follows (in thousands except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Net Income (Loss) – Basic:
	$2,850	$(13,823)	$29,768	$6,361
Net Income (Loss) – Diluted:
	$2,850	$(13,823)	$29,768	$6,361
Denominator
Weighted Avg Shares of Common Stock Outstanding:
Basic	7,140,752	7,075,659	7,128,810	7,186,335
Plus:
Effect of dilutive restrictive stock	49,330	-	36,488	66,553
Diluted	7,190,082	7,075,659	7,165,298	7,252,888

Basic and Diluted Earnings Per Common Share:

Basic Earnings per Common Share	$0.40	$(1.95)	$4.18	$0.89

Diluted Earnings per Common Share	$0.40	$(1.95)	$4.15	$0.88

Note 7. Comprehensive Income (Loss)

The following table summarizes components of comprehensive income (loss) for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(Amounts in Thousands)	2011	2010
Net Income (Loss)	$2,850	$(13,823)
Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Loss	(150)	(31)
Unrealized Holding (Loss) Gain on Marketable Securities, Net of Deferred Taxes of ($36) and $85, respectively	(103)	158
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $112 and ($127), respectively	(843)	(1,355)
Total Comprehensive Income (Loss)	$1,754	$(15,051)

    The following table summarizes components of comprehensive income for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(Amounts in Thousands)	2011	2010
Net Income	$29,768	$6,361
Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Loss	(76)	(7)
Unrealized Holding (Loss) Gain on Marketable Securities, Net of Deferred Taxes of ($7) and $213, respectively	(20)	396
Net Change in Fair Value of Derivatives, Net of Deferred Taxes of $196 and ($148), respectively	(440)	(3,296)
Total Comprehensive Income	$29,232	$3,454

Note 8. Income Taxes

We recorded a provision for income taxes of $531,000 on our $30.3 million of income before equity in net income of unconsolidated entities in the first nine months of 2011.  For the first nine months of 2010 our benefit for income taxes was $693,000 on our $1.4 million of income before equity in net income of unconsolidated entities.  The decrease in our benefit for income taxes was based on improvements in our operations taxed at the U.S. corporate statutory rate and the need to record a valuation allowance on certain deferred tax assets.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended       December 31, 2010, including Note F to the consolidated financial statements included therein.

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

The following table summarizes certain of our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2011, segregated by the above-described levels of valuation inputs:
(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$8,525	$-	$-	$8,525
Derivative assets	$-	$304	$-	$304
Derivative liabilities	$-	$(10,119)	$-	$(10,119)
Vessels (1)	$-	$37,070	$-	$37,070

(1) Represents the appraised fair value of the Rail-Ferry vessels after the impairment charge taken in the third quarter of 2010. The valuation technique used was a weighted average of the cost, comparable sales and income approach.

Note 10.  Marketable Securities

We have categorized all marketable securities as available-for-sale securities. Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  We determined that none of our securities were impaired as of  September 30, 2011.

The following table includes cost and valuation information on our investment securities at September 30, 2011:

(Amounts In Thousands)		AOCI**
Unrealized
Securities Available for Sale	Cost Basis	Holding Loss	Fair Value

Corporate Bonds*/Mutual Funds	$ 8,545	$ 20	$ 8,525
Total	$ 8,545	$ 20	$ 8,525

* Various maturity dates from February 2014 – October 2016.
** Accumulated Other Comprehensive Income

Note 11.  New Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for International Shipholding Corporation beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material effect on our operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income , which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for International Shipholding Corporation beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material effect on our operating results or financial position, and will apply these new requirements starting in the first quarter of 2012.

Note 12.  Stock Based Compensation

A summary of the activity for restricted stock awards during the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-vested –December 31, 2010	132,500	$22.38
Shares Granted	51,934	$26.27
Shares Vested	(96,934)	$23.98
Non-vested – September 30, 2011	87,500	$22.91

The following table, relating to the Company’s restricted stock grants as of September 30, 2011, summarizes the future amortization of unrecognized compensation cost, which we will include in future administrative and general expenses.

Grant Date	2011	2012	Total

April 30, 2008	$101,000	$55,000	$156,000
January 14, 2011	$30,000	$-	$30,000
January 27, 2011	$266,000	$267,000	$533,000
Total	$397,000	$322,000	$719,000

For the nine months ended September 30, 2011, our income before taxes and net income included $1,404,000 and $913,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.12 per share. For the nine months ended September 30, 2010, our income before taxes and net income included $1,926,000 and $1,252,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.17 per share.

For the three months ended September 30, 2011, our income before taxes and net income included $398,000 and $259,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.03 per share. For the three months ended September 30, 2010, our income before taxes and net income included $527,000 and $343,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.05 per share.

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

Note 13.  Derivative Instruments

We use derivative instruments to manage certain foreign currency and interest rate risk exposures. We do not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of our derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and the occurrence of certain transactions.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which is $9.8 million in the aggregate for all of our contracts, less posted collateral of $193,500 as of September 30, 2011.  The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss was $9.1 million as of September 30, 2011 and $8.7 million as of December 31, 2010.

The notional and fair value amounts of our derivative instruments as of September 30, 2011 were as follows:

(Amounts in thousands)		Asset Derivatives		Liability Derivatives

	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Amount	Location		Location
Interest Rate Swaps - L/T*	$158,229	N/A	N/A	Other Liabilities	$(10,119)
Foreign Exchange Contracts	$1,125	Other Current Assets	$123	N/A	N/A
Foreign Exchange Contracts	$2,325	Other Asset	$181
Total Derivatives Designated as Hedging Instruments	$161,679	-	$304	-	$(10,119)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.  The notional amount under this contract is $76,081,689 (based on a Yen to USD exchange rate of 77.04 as of September 30, 2011). With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $124,000 loss for the quarter ended September 30, 2011 and this amount was included in earnings.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of operations for the nine months ended September 30, 2011 was as follows:

(Amounts in thousands)	Net Gain / (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from AOCI to Income	Amount of (Loss) Gain Reclassified from AOCI to Income	Loss Recognized in Income from Ineffective portion
	2011		2011	2011
Interest Rate Swaps	($535)	Interest Expense	($1,050)	($109)
Foreign Exchange contracts	$95	Voyage Expenses	$49	-
Total	($440)	-	($1,001)	($109)

Note 14. Long-Term Debt

Long-term debt consisted of the following:

( in thousands)		Interest Rate			Total Principal Due
		September 30,	December 31,	Maturity	September 30,	December 31,
Description		2011	2010	Date	2011	2010
Secured:
Notes Payable – Variable Rate		1.3652%	1.2894%	2015	$ 16,000	$ 18,000
Notes Payable – Variable Rate		0.0000%	0.0000%	2012	13,195	13,300
Notes Payable – Variable Rate		1.2458%	1.2894%	2013	31,257	36,857
Notes Payable – Variable Rate		3.2215%	3.2575%	2014	13,924	15,739
Notes Payable – Variable Rate		1.1000%	1.0829%	2020	61,816	61,776
Notes Payable – Variable Rate		3.0209%	3.0563%	2017	42,422	44,722
Notes Payable – Variable Rate	(1)	2.7500%	2.77-2.79%	2018	53,360	21,171
Notes Payable – Variable Rate	(2)	2.8500%	N/A	2018	23,191	-
Notes Payable – Variable Rate	(3)	3.0400%	N/A	2018	25,090	-
Notes Payable – Variable Rate	(3)	3.0400%	N/A	2018	19,170	-
Line of Credit	(4)	N/A	4.7575%	2013	-	10,000
					299,425	221,565
		Less Current Maturities			(35,111)	(21,324)
					$ 264,314	$ 200,241

(1) We entered into a variable rate credit facility with ING Bank on August 2, 2010 to finance 65% of the construction price of each of three Korean built vessels delivered in early 2011 with a maximum amount of $55.2 million.  As of December 31, 2010 a total of $21.2 million had been drawn on this facility, with the remaining $34.0 million drawn in January 2011 upon completion and delivery of the vessels.

(2) We entered into a variable rate financing agreement with ING Bank N.V., London branch on June 20, 2011 for a seven year facility to finance the acquisition of a Cape-Size vessel and a Handymax Bulk Carrier, currently under construction, both of which were assumed in the acquisition of Dry Bulk.  Pursuant to the terms of the facility agreement, the Lender agreed to provide us with a secured term loan facility up to an aggregate amount of $47.5 million, divided into two tranches: Tranche A, fully drawn on June 20, 2011 in the amount of $24.2 million, and Tranche B, providing up to $23.3 million of additional credit. We expect to draw under Tranche B $6.0 million in November 2011 and $17.3 million in January 2012.

(3) We entered into a variable rate financing agreement with DnB Nor Bank ASA on June 29, 2011 for a seven year facility to finance a portion of the acquisition price of two previously leased vessels (see page 33).  We drew $26.0 million on July 5, 2011 and $19.8 million on July 18, 2011, the acquisition dates of the two vessels, respectively.  Additionally we have an interest rate swap agreement in place for approximately 50% of this agreement to fix the interest rate on that portion at 1.80%.  After the applicable margin adjustments, the effective interest rate on the swapped portion of the notes payable is 4.47%.

(4) In the fourth quarter of 2010 $10 million was drawn for working capital purposes and repaid in January 2011.  As of September 30, 2011, the full amount of our $30 million unsecured revolving line of credit, which expires April 6, 2013, is available for future draws as needed.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility.

Note 15.  Subsequent Events

On October 28, 2011, we were notified by the United States Navy’s Military Sealift Command (“MSC”) that our current operating agreements on three U.S. Flag Roll-on/Roll-Off vessels have been extended through December 31, 2011.  All three agreements had been set to expire on October 31, 2011.  For further information about these agreements with the MSC, please see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•
effectively handle our substantial leverage by meeting the payment and covenant requirements in each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others.

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	unanticipated changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular,
•	unanticipated changes in cargo rates, charter hire, cost of fuel we are not able to pass on to customers, or other operating expenses,
•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate,
•	changes in interest rates, which could increase or decrease the amount of interest we incur on our variable rate debt and the availability and cost of capital to us,
•	the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures,
•	changes in accounting policies and practices adopted voluntarily or as required by GAAP,
•	changes in laws and regulations such as those related to government assistance programs and tax rates,
•	the frequency and severity of claims against us, including the possibility of unanticipated adverse outcomes of current or future legal proceedings,
•	unexpected out-of-service days on our vessels whether due to unplanned maintenance or other causes,
•	the ability of customers to fulfill their obligations with us,
•	the performance of unconsolidated subsidiaries,
•	political events in the United States and abroad, including terrorism and piracy, and the U.S. military's response to those events,
•	election results, regulatory activities and the appropriation of funds by the U.S. Congress,
•	changes in foreign currency exchange rates, and
•	other economic, competitive, governmental, and technological factors which may affect our operations.

Due to these uncertainties, we cannot assure that we will attain our anticipated results, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements.  Except for meeting our ongoing obligations under the federal securities laws, we undertake no obligation to update or revise for any reason any forward-looking statements made by us or on our behalf, whether as a result of new information, future events or developments, changed circumstances or otherwise.  For additional information on our forward-looking statements and risks, see Items 1, 1A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, and Part II, Item 1A, of this report.

Executive Summary
Overall Strategy

The company operates a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our core business strategy consists of identifying growth opportunities in niche markets as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as protect our long-standing customer base by providing quality transportation services. From time to time, we augment our core business strategy with opportunistic transactions involving short term spot market contracts.

Overview of Third Quarter 2011
In spite of the current market volatility, the Company continues to remain profitable and generate positive operating cash flow. Our fixed contract revenues for the third quarter of 2011 represented about 62% of our total revenues or approximately $42 million as compared to $45.5 million for the third quarter of 2010. Our Time Charter vessels operated normally with minimal off-hire from unplanned events. Total off-hire days for the third quarter of 2011 were 14.6 days as compared to 27.6 days for the same period last year. Of these amounts, 9.6 and 21.9 days, respectively, were scheduled offhire days for drydocking and routine repairs/surveys.  We also continued to effectively manage our Hull and Machinery loss claims resulting in lower operating costs.  Freight movements in and out of Japan, which were impacted by the devastating earthquake, continue to slowly improve and the current severe flooding in Thailand have had no financial impact on us to date.  Our Contract of Affreightment segment results for the third quarter of 2011 were consistent with the prior year.  The total variable revenues for the period were approximately $25.1 million as compared to $28.9 million for the same period last year. The decrease in our variable revenues is a direct reflection of lower supplemental cargoes which have continued to return to more historical levels.
The Company operates two multi-purpose vessels that transport supplies to terminals that service an Indonesian mining site that have been impacted by a recent labor strike in that region. While there has been no financial impact to date on our results of operations, we will continue to monitor the situation closely.

Results

Consolidated Financial Performance – Third Quarter 2011 vs.  Third Quarter 2010

For the third quarter of 2011, net income was $2.9 million, an increase of $16.7 million as compared to the same period in 2010. Excluding the impairment charge of $25.4 million taken in the third quarter of 2010, net income and operating income decreased by $8.8 million and $6.1 million, respectively, for the comparable periods.  Total revenues decreased from $74.4 million to $67.1 million. The decrease in our revenues and operating income was the result of lower supplemental cargo volumes and a decrease in the results of our Coal Carrier and Indonesian Service, which were partially offset by the inclusion of our Capesize Dry Bulk vessel results, previously reported as net income from unconsolidated entities, and the results from our three new Handysize Vessels which began service at the beginning of 2011. Administrative and General expenses for the quarter were slightly lower as compared to the prior year.  Interest expense increased from $1.7 million in the third quarter of 2010 to $2.9 million in the third quarter of 2011, reflecting higher debt balances from the financing on our three new Handysize vessels as well as the recent purchases and financing of two PCTC vessels which were previously chartered through operating leases. We recorded a non-cash foreign exchange loss of $2.7 million reflecting the further weakening of the US dollar against the Japanese Yen during the third quarter of 2011. The non-cash foreign exchange loss for the same period of the previous year was $3.4 million.  Net income from unconsolidated entities decreased from a profit of $1.3 million for the three months ended September 30, 2010, to a loss of $852,000 for the same period 2011. This decrease was the result of earnings from Dry Bulk reflected in our revenues and expenses as opposed to being recorded on one line item in Net Income from Unconsolidated Entities. In addition, we recorded a loss of $943,000 from results of our 25% interest in Oslo Bulk, primarily driven by a negative $603,000 mark-to-market adjustment on an ineffective interest rate swap and lower operating results.

Financial Discipline & Strong Balance Sheet
▪	Total cash and marketable securities of $25.2 million at September 30, 2011
▪	Working capital of $11.9 million at September 30, 2011
▪	Debt payments of $8.4 million during the third quarter of 2011

Overview of Fleet
Our Time Charter segments, which are primarily serviced by our Pure Car Truck Carrier vessels generally operating under medium to long-term contracts, provide us with a fixed income stream and consistent cash flow and revenues are only impacted by the amount of our off-hire time. The average firm contract charterhire period for our International Flag PCTC fleet and U.S. Flag PCTC fleet is approximately five years and three years respectively.  In addition to this contractually fixed income, we also earn from time to time supplemental income as a result of chartering our U.S. Flag PCTC vessels back for the carriage of supplemental cargo when available.
Recent downturns in our revenues and market capitalization, threats to our Military Sealift Command (“MSC”) revenues and other adverse trends suggest that impairment indicators may be present. The following facts, however, support our position that no impairment analysis was required for the third quarter for vessels servicing our Time Charter segments:
•
Based on the earnings capacity from our existing firm contracts as well as the anticipated future earning capacity beyond these firm periods, we believe (i) the aggregate market value of our wholly owned vessels is greater than their aggregate book value and (ii) basing the market value of these vessels on our market capitalization, which is influenced by a number of factors unrelated to the actual value of our owned vessels, would be understating the value of the assets.

•
Revenues decreased by 10% in the third quarter of 2011 compared to the same period in 2010, driven primarily by our decreases in supplemental cargoes. Even though our revenues decreased, the vessels continued to generate revenues from their fixed time charter contracts and positive cash flows to support the current asset values.

•	Our contract with MSC is an operating agreement with no assets owned by us that are subject to impairment if the contracts are terminated.
•
Our leverage ratios have been negatively impacted by the downward trend in net income (mainly due to a decrease in supplemental cargo revenues) but our fixed time charter revenue streams continue to support the underlying asset values.

•
We have maintained long-standing relationships with our customers for this segment by providing quality service and vessels that are in good working order, which we believe minimizes our risk with respect to the potential loss of a contract.

•	Other than the Maritime Prepositioning Ship (“MPS”) contracts, as administered by the MSC, none of our customers have advised us of their intent to terminate their relationships with us.

We test our long-lived assets on an individual vessel basis for recoverability whenever events or changes in circumstances indicate that the vessel’s carrying amount may not be recoverable.  However, based on the facts listed above, we believe there were no triggering events during the third quarter to support an impairment analysis with respect to the vessels in our time charter segments.
Our Rail-Ferry segment, which is supported by two special purpose vessels, carries rail cars between the U.S. Gulf Coast and Mexico. Since there are no fixed time charter contracts to support this service, this segment is exposed to changes in market conditions. Due to a history of losses, the recent economic downturn, and the inability to replace one of our former major northbound customers, we took an impairment charge of $25.4 million in the third quarter of 2010, to reduce the carrying value of these assets to their estimated fair values. No additional indicators of further impairment of these assets were deemed to be present as of September 30, 2011.
In August of 2011 we were awarded a time charter contract with the MSC.  The contract is for a firm one year period after which the MSC will have three one-year options and one 11-month option to extend the contract. The time charter, which is scheduled to commence in mid-December, is expected to generate gross revenues of approximately $10 million for the firm initial one-year period and approximately $50 million if all the options are exercised.  We entered into an agreement to purchase a 2000-built multi-purpose ice strengthened vessel which will be used to service the contract.  We plan to fund the purchase of this vessel with available cash and by arranging permanent financing.
As of September 30, 2011, our fleet consisted of 39 vessels, of which 19 we owned 100% directly through our wholly owned subsidiaries.  Of the 19 vessels, 15 are under individual fixed time charters varying from short, medium and long term in length and all 15 operated within our Time Charter Contracts - International Flag and Time Charter Contracts – U.S. Flag segments.  Two vessels operate on a voyage basis with no fixed contracts in our Rail-Ferry segment. We currently have one Handy max vessel under construction, scheduled for delivery in early 2012 and one 2000-built multi-purpose ice strengthened vessel under a purchase contract which will be delivered during November, 2011.  There is no fixed contract currently in place for the one Handy max vessel.

For additional information on our vessels, please see the chart below:

The following table lists the vessels in our fleet as of September 30, 2011:

INTERNATIONAL SHIPHOLDING CORPORATION

FLEET STATISTICS
September 30, 2011

			Build Date	Business Segment (1)	Wholly Owned (6)	Other (2)	Total Dead-Weight Carrying Capacity (LT)	Market Value less than Carrying Value "Y"

	GREEN BAY	PURE CAR/TRUCK CARRIER	2007	TC-US	X		18,381
	GREEN COVE	PURE CAR/TRUCK CARRIER	1994	TC-US	X		16,178
	GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	TC-US	X		22,799
	GREEN POINT	PURE CAR/TRUCK CARRIER	1994	TC-US	X		14,930
	GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	TC-US	X		21,523
	GREEN DALE (5)	PURE CAR/TRUCK CARRIER	1999	TC-US	X		16,157
	USNS SGT. MATEJ KOCAK	ROLL-ON/ROLL-OFF	1981	TC-US		OC	25,073
	USNS PFC. EUGENE A. OBREGON	ROLL-ON/ROLL-OFF	1983	TC-US		OC	25,073
	USNS MAJOR STEPHEN W. PLESS	ROLL-ON/ROLL-OFF	1983	TC-US		OC	25,073
	ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	TC-US	X		38,234
	MAERSK ALABAMA	CONTAINER SHIP	1998	TC-US		BC	17,524
	MAERSK CALIFORNIA	CONTAINER SHIP	1992	TC-US		BC	25,375
	MARINA STAR 2	CONTAINER SHIP	1982	TC-I		TC	5,020
	TERRITORY TRADER	CONTAINER SHIP	1991	TC-I		TC	4,915
	ASIAN EMPEROR	PURE CAR/TRUCK CARRIER	1999	TC-I	X		21,479
	ASIAN KING (5)	PURE CAR/TRUCK CARRIER	1998	TC-I	X		21,511
	RIO GEIKE	PURE CAR/TRUCK CARRIER	2010	TC-I	X		18,400
	FLORES SEA	MULTI-PURPOSE VESSEL	2008	TC-I		OC	11,151
	SAWU SEA	MULTI-PURPOSE VESSEL	2008	TC-I		OC	11,184
	OCEAN PORPOISE	TANKER	1996	TC-I	X		13,193
	EGS CREST	HANDY-SIZE BULK CARRIER	2011	TC-I	X		36,000
	EGS TIDE	HANDY-SIZE BULK CARRIER	2011	TC-I	X		36,000
	EGS WAVE	HANDY-SIZE BULK CARRIER	2011	TC-I	X		36,000
	SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	COA		BC	27,241
	BALI SEA (3)	ROLL-ON/ROLL-OFF SPV	1995	RF	X		22,220
	BANDA SEA (3)	ROLL-ON/ROLL-OFF SPV	1995	RF	X		22,239
	BULK AUSTRALIA	CAPE-SIZE BULK CARRIER	2003	UE	X		170,578
	TSUNEISHI NEWBUILDING (4)	HANDYMAX-SIZE BULK CARRIER	2012	UE	X		58,000
	FEDERAL PATROLLER tbrn GREEN WAVE	MULTI-PURPOSE ICE STRENGHTENED VESSEL	2011	TC-US	X		17,451
	OSLO BULK 1	MINI BULKER CARRIERS	2010	UE		PO	8,000
	OSLO BULK 2	MINI BULKER CARRIERS	2010	UE		PO	8,000
	OSLO BULK 3	MINI BULKER CARRIERS	2010	UE		PO	8,000
	OSLO BULK 4	MINI BULKER CARRIERS	2010	UE		PO	8,000
	OSLO BULK 5	MINI BULKER CARRIERS	2010	UE		PO	8,000
	OSLO BULK 6	MINI BULKER CARRIERS	2011	UE		PO	8,000
	OSLO BULK 7	MINI BULKER CARRIERS	2011	UE		PO	8,000
	OSLO BULK 8	MINI BULKER CARRIERS	2011	UE		PO	8,000
	OSLO BULK 9	MINI BULKER CARRIERS	2011	UE		PO	8,000
	OSLO BULK 10	MINI BULKER CARRIERS	2011	UE		PO	8,000
					19	20	878,902

(1)	Business Segments:
	TC-US	Time Charter Contracts-U.S. Flag
	TC-I	Time Charter Contracts-International Flag
	COA	Contracts of Affreightment
	RF	Rail-Ferry
	UE	Unconsolidated Entity

(2)	With respect to vessels not wholly-owned but operated by us:
	"BC" means that we bareboat charter the vessel (3 total).
	"OC" means that we operate the vessel under an operating contract (5 total).
	"PO" means that we partially own the vessel (10 total).
	"TC" means that we Time Charter the vessel (2 total).

(3)	Originally built in 1982 - Converted 1995

(4)	Vessel currently under contract to be constructed, delivering in 1st Quarter of 2012

(5)	Purchased in July 2011

(6)	Includes one Newbuilding; see Note 4.

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business.  The following table provides a reconciliation of consolidated gross voyage profit to operating income.

(All Amounts in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$67,087	$74,400	$201,382	$232,398

Voyage Expenses	$46,911	$49,925	$147,715	$166,381
Vessel Depreciation	$6,775	$4,923	$18,244	$13,671
Impairment Loss	$-	$25,430	$-	$25,430

Gross Voyage Profit (Loss)	$13,401	$(5,878)	$35,423	$26,916

Other Operating Expenses:
Administrative and General Expenses	$4,769	$4,844	$16,053	$16,278
Gain on Dry Bulk Transaction	$-	$-	$(18,844)	$-
Loss (Gain) on Sale of Other Assets	$-	$29	$-	$(46)
Total Other Operating Expenses	$4,769	$4,873	$(2,791)	$16,232

Operating Income (Loss)	$8,632	$(10,751)	$38,214	$10,684

Non-GAAP Financial Measures

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to adjusted gross voyage profit, adjusted operating income and adjusted net income, each of which exclude a non-cash impairment charge on fixed assets in 2010.  We believe this is useful information to investors because it provides comparable information with respect to the financial condition and results of operations of the Company excluding such non-cash charges.  The following table provides a reconciliation of gross voyage profit to adjusted gross voyage profit, operating income to adjusted operating income and net income to adjusted net income.

(All Amounts in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross Voyage Profit (Loss)	$13,401	$(5,878)	$35,423	$26,916
Impairment Charge	-	25,430	-	25,430
Adjusted Gross Voyage Profit	$13,401	$19,552	$35,423	$52,346

Operating Income (Loss)	$8,632	$(10,751)	$38,214	$10,684
Impairment Charge	-	25,430	-	25,430
Adjusted Operating Income	$8,632	$14,679	$38,214	$36,114

Net Income (Loss)	$2,850	$(13,823)	$29,768	$6,361
Impairment Charge	-	25,430	-	25,430
Adjusted Net Income	$2,850	$11,607	$29,768	$31,791

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2011
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(All Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2011
Revenues from External Customers	$38,069	$14,609	$4,766	$9,121	$522	$67,087
Voyage Expenses	$27,233	$7,173	$4,685	$7,685	$135	$46,911
Vessel Depreciation	$2,707	$3,151	$-	$915	$2	$6,775
Gross Voyage Profit	$8,129	$4,285	$81	$521	$385	$13,401
Adjusted Gross Profit	$8,129	$4,285	$81	$521	$385	$13,401
2010
Revenues from External Customers	$49,250	$10,716	$4,200	$9,668	$566	$74,400
Voyage Expenses	$32,835	$6,704	$4,127	$6,035	$224	$49,925
Vessel Depreciation	$2,458	$990	$-	$1,472	$3	$4,923
Impairment Loss	-	-	-	$25,430	-	$25,430
Gross Voyage Profit (Loss)	$13,957	$3,022	$73	$(23,269)	$339	$(5,878)
Adjusted Gross Profit	$13,957	$3,022	$73	$2,161	$339	$19,552

The following table shows the breakout of revenues by segment between fixed and variable for the three months ended September 30, 2011 and 2010, respectively:

Revenues 2010-2011 3rd Quarter
Thousands of Dollars
60000
55000
50000
45000
40000
35000
30000
25000
20000
15000
10000
5000
0
2011
2010
2011
2010
2011
2010
2011
2010
2011
2010
Time Charter - U.S. Flag
Time Charter - International Flag
Contracts of Affreightment
Rail-Ferry
Other

☐ Variable Revenue                   ☐   Fixed Revenue

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts-U.S. Flag: Overall revenues decreased by 23% or $11.2 million when comparing the third quarter of 2011 to the third quarter of 2010.  The decrease was driven primarily by a drop in the carriage of supplemental cargoes on our U.S. Flag Pure Car Truck Carriers, as volumes return to more historic levels.  The segment’s gross voyage profit decreased from $14.0 million in the third quarter of 2010 to $8.1 million in the third quarter of 2011 primarily as a result of the decrease in supplemental cargoes and an additional commercial voyage in 2010, along with lower timecharter rates in 2011 on our U.S. Flag Coal Carrier.  Partially offsetting these decreases was a reduction in lease expense from exercising the early buy out option of a previously leased vessel.  Our fixed contract revenues of $27.9 million and $30.6 million in the third quarter of 2011 and 2010, respectively, represent revenues derived from our fixed time charter contracts, and our variable revenues of $10.2 million and $18.7 million for the same periods in 2011 and 2010, respectively, represent revenues derived from our supplemental cargoes.

Our U.S. Flag Time Charter Contracts segment includes operating three Roll-on/Roll-off vessels for the MSC.  In early 2009, we received notification from MSC that we have been excluded from further consideration for extending the current operating agreements on three U.S. Flag Roll-on/Roll-Off vessels. Subsequently, MSC has exercised options to extend the agreements several times with the most recent extension set to expire on December 31, 2011 for all three vessels.  These three contracts represented 10% of our total revenue in the third quarter of 2011.  The MSC has reopened the bidding process, bids were submitted, and even if we successfully retain any one or more of these MSC contracts, we anticipate materially reduced revenues in future periods.

Time Charter Contracts-International Flag: Revenues increased from $10.7 million in the third quarter of 2010 to $14.6 million in the third quarter of 2011 and gross voyage profit for this segment increased from $3.0 million in the third quarter of 2010 to $4.3 million in the third quarter of 2011.   The increase in revenues and gross profit is primarily attributable to contributions made by our three new Handy-Size Bulk Carriers placed in service in the first quarter of 2011, a Capesize Bulk Carrier acquired from Dry Bulk at the end of the first quarter of 2011, and a reduction in lease expense from exercising the early buy out option of a previously leased vessel.  Our fixed revenues of $9.2 million in the third quarter of 2011 represent our revenues from fixed Time Charter contracts.  Our variable revenues of $5.4 million in the third quarter of 2011 represent revenues earned by our three new Handy-Size Bulk Carriers pursuant to a revenue sharing agreement which commenced in January 2011.  All revenues in the third quarter of 2010 were derived under fixed revenue time charter contracts.

Contracts of Affreightment:  Revenues increased from $4.2 million in the third quarter of 2010 to $4.8 million in the third quarter of 2011,  Our gross voyage profit remained fairly constant from $73,000 in the third quarter of 2010 to $81,000 in the third quarter of 2011 with higher fuel costs offsetting the increase in revenues.

Rail-Ferry Service:  Adjusted gross voyage profit decreased from $2.2 million in the third quarter of 2010, excluding a $25.4 million impairment loss taken on the segment’s two Roll-on/Roll-off Special Purpose double deck vessels in the third quarter of 2010, to $521,000 in the third quarter of 2011. Gross voyage loss including the impairment was $23.2 million in the third quarter of 2010.  Revenues for this segment decreased from $9.7 million in the third quarter of 2010 to $9.1 million in the third quarter of 2011 due to a reduction in cargo carried and the beneficial effects in the third quarter of 2010 of our Northbound service being used as an alternative source of transportation resulting from outages on Mexico’s cross border rail service.

We based the aforementioned non-cash impairment charge taken in the third quarter of 2010 on the challenge to replace the major customer lost due to a facility relocation in 2009, and a lack of improved cargo volumes in the service throughout 2010 with no short term improvement expected in the segment’s operating results.  We determined that the cash flows expected to be generated by the long-lived assets of the Rail-Ferry segment were less than the carrying amount of these assets, and believe the current projected cash flows support the adjusted asset values.

Other:  For this segment, gross voyage profit improved slightly from $339,000 during the third quarter of 2010 to $385,000 during the third quarter of 2011.

Administrative and General Expense

Administrative and general expenses remained constant at $4.8 million in the third quarters of 2010 and 2011, respectively.  The following table shows the significant components of administrative and general expenses for the third quarter of 2011 and 2010, respectively.

(Amounts in Thousands)	Three Months Ended September 30,
A&G Account	2011	2010	Variance

Wages and Benefits	$2,743	$2,183	$560 *
Amortization of Executive Stock Compensation	398	527	(129)
Office Building Expenses	304	364	(60)
Professional Services	481	753	(272)
Other	843	1,017	(174)
TOTAL:	$4,769	$4,844	$(75)

* Increases to wages and benefits was due to an adjustment to pension cost in the third quarter of 2010.

Other Income and Expense

Interest Expense increased from $1.7 million in the third quarter of 2010 to $2.9 million in the third quarter of 2011 due to higher debt balances associated with the financing of our two recently purchased PCTCs and three new Handy-Size Bulk Carriers.

Derivative Loss of $124,000 in the third quarter of 2011 represents the ineffectiveness of a portion of a derivative contract and the related mark-to-market adjustment associated with this portion of the derivative (See Note 13).
Other income from vessel financing of $654,000 in the third quarter of 2011 is due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss of $2.7 million in the third quarter of 2011 is due to the revaluation of our Yen-denominated loan associated with the financing of one of our International Flag PCTC’s due to a strengthening of the value of the Yen since the end of the second quarter of 2011.  The exchange loss was based on a change in the exchange rate of 80.57 Yen to 1 USD at June 30, 2011 compared to 77.04 Yen to 1 USD at September 30, 2011 (See Item 1A Risk Factors).

Income Taxes

We recorded a provision for income taxes of $150,000 on our $3.9 million of income before equity in net income of unconsolidated entities for the three months ended September 30, 2011.  For the three months ended September 30, 2010 our income tax benefit was $51,000 on our $15.2 million loss before equity in net income of unconsolidated entities.  This unfavorable change was based on improvements in our operations taxed at the U.S. corporate statutory rate, and our establishment of a valuation allowance on certain deferred tax assets.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended       December 31, 2010, including “Note F-Income Taxes” to the consolidated financial statements included therein.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in net (loss) income of unconsolidated entities, net of taxes, decreased from a profit of $1.3 million in the third quarter of 2010 to a loss of $852,000 in the third quarter of 2011.

The third quarter of 2011 results were primarily driven by our 25% investment in Oslo Bulk, which reported a loss of $943,000.  Included in the results is a negative mark-to-market adjustment of $603,000 on an ineffective interest rate swap contract. The 2010 third quarter results contain Dry Bulk’s earnings of $1.4 million, net of taxes of $753,000.  Prior to us acquiring 100% of Dry Bulk on March 25, 2011, we reported our proportionate interest in Dry Bulk using the equity method.  As a result of the acquisition, Dry Bulk results are now  consolidated in our  Time Charter Contracts-International Flag segment.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2011
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(All Amounts in Thousands)	Time Charter Contracts- US Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2011
Revenues from External Customers	$116,381	$41,777	$13,497	$27,894	$1,833	$201,382
Voyage Expenses	$87,190	$22,519	$13,597	$23,973	$439	$147,715
Vessel Depreciation	$7,712	$7,837	$-	$2,687	$8	$18,244
Gross Voyage Profit (Loss)	$21,479	$11,424	$(100)	$1,234	$1,386	$35,423
Adjusted Gross Voyage Profit (Loss)	$21,479	$11,424	$(100)	$1,234	$1,386	$35,423
2010
Revenues from External Customers	$159,093	$37,744	$12,672	$21,017	$1,872	$232,398
Voyage Expenses	$111,003	$24,245	$12,495	$17,801	$837	$166,381
Vessel Depreciation	$7,369	$1,984	$-	$4,310	$8	$13,671
Impairment Loss	-	-	-	$25,430	-	$25,430
Gross Voyage Profit (Loss)	$40,721	$11,515	$177	$(26,524)	$1,027	$26,916
Adjusted Gross Voyage Profit (Loss)	$40,721	$11,515	$177	$(1,094)	$1,027	$52,346

    The following table shows the breakout of revenues by segment between fixed and variable for the first nine months of 2011 and 2010, respectively:

Revenues 2010-2011 Year to Date
175000
150000
125000
100000
75000
50000
25000
0
Thousands of Dollars
2011
2010
2011
2010
2011
2010
2011
2010
2011
2010
Time Charter - U.S. Flag
Time Charter - International Flag
Contracts of Affreightment
Rail-Ferry
Other

☐ Variable Revenue                   ☐   Fixed Revenue

    The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts-U.S. Flag: Overall revenues decreased by 27% or $42.7 million when comparing the first nine months of 2011 to the first nine months of 2010.  The decrease was driven primarily by a drop in the carriage of supplemental cargoes on our U.S. Flag Pure Car Truck Carriers, as volumes return to more historic levels.  The segment’s gross voyage profit decreased from $40.7 million in the first nine months of 2010 to $21.5 million in the first nine months of 2011 primarily as a result of the aforementioned drop in supplemental cargoes and partially offset by a reduction in our lease expense.  Our fixed revenues of $83.4 million and $88.0 million in the third quarter of 2011 and 2010, respectively, represent revenues derived from our fixed time charter contracts, and our variable revenues of $33.0 million and $71.1 million for the same periods in 2011 and 2010, respectively, represent revenues derived from our supplemental cargoes.

 Our U.S. Flag Time Charter Contracts segment includes operating three Roll-on/Roll-off vessels for the MSC. In early 2009, we received notification from MSC that we had been excluded from further consideration for extending the current operating agreements on three U.S. Flag Roll-on/Roll-off vessels. Subsequently, the MSC has exercised options to extend the agreements several times with the most recent extension set to expire on December 31, 2011 for all three vessels. These three contracts represented 10% of our total revenue in the first nine months of 2011. Even if we successfully retain any one or more of these MSC contracts, we anticipate materially reduced revenues in future periods.

Time Charter Contracts-International Flag: Revenues increased from $37.7 million in the first nine months of 2010 to $41.8 million in the first nine months of 2011, while gross voyage profit decreased from $11.5 million in the first nine months of 2010 to $11.4 million in the first nine months of 2011. Contributions made from our three new Handy-Size Bulk Carriers placed in service in the first quarter of 2011 and our Capesize Bulk Carrier acquired from Dry Bulk at the end of the first quarter of 2011 were partially offset by lower results from our Indonesian operation, and the sale of our International Flag Container vessel.  Our fixed revenues of $28.2 million and $37.7 million in the first nine months of 2011 and 2010, respectively, represents revenues derived from our fixed time charter contracts.  Our variable revenues of $13.6 million in the first nine months of 2011 represent revenues earned by our three new Handy-Size Bulk Carriers pursuant to a revenue sharing agreement which commenced in January 2011.  The increase of variable to fixed revenues in 2011 is due to the loss of our container vessels, which were under fixed time charters, and the addition of our three new Handy-Size Bulk Carriers in early 2011, currently not under fixed time charter agreements.

Contracts of Affreightment:  For this segment, gross voyage profit decreased from a profit of $177,000 in the first nine months of 2010 to a loss of $100,000 for the same period in 2011 due to lower cargo volumes being carried in the first nine months of 2011, partially offset by rate increases for fuel adjustments.

Rail-Ferry Service:  Adjusted gross voyage profit increased from a loss of $1.1 million in the first nine months of 2010, excluding a $25.4 million impairment loss taken on the segment’s two Roll-on/Roll-off Special Purpose double deck vessels in the third quarter of 2010, to a profit of $1.2 million in the first nine months of 2011.  Gross voyage loss including the impairment for the first nine months of 2010 was $26.5 million.  Revenues for this segment increased from $21.0 million to $27.9 million, comparatively, in the first nine months of 2010 and 2011, respectively, reflecting an increase in northbound cargo volumes due to higher volumes.

We based the aforementioned non-cash impairment charge taken in the third quarter of 2010 on the challenge to replace the major customer lost due to a facility relocation in 2009 and a lack of improved cargo volumes in the service throughout 2010 with no short term improvement expected in the segment’s operating results.  We determined that the cash flows expected to be generated by the long-lived assets of the Rail-Ferry segment were less than the carrying amount of these assets, and believe the current results and cash flows support the adjusted asset values.

Other:  Revenues remained constant and gross voyage profit increased slightly from $1.0 million in the first nine months of 2010 to $1.4 million in the first nine months of 2011, primarily due to an increase in brokerage income.

Administrative and General Expense

Administrative and general expenses decreased slightly from $16.3 million in the first nine months of 2010 to $16.1 million in the first nine months of 2011.

       The following table shows the significant A&G components for the first nine months of 2011 and 2010 respectively.

(Amounts in Thousands)	Nine Months Ended September 30,
A&G Account	2011	2010	Variance

Wages and Benefits	$8,440	$7,627	$813 *
Amortization of Executive Stock Compensation	1,402	1,925	(523)
Office Building Expenses	1,041	1,102	(61)
Professional Services	1,935	1,873	62
Insurance and Worker’s Comp	408	871	(463)
Other	2,827	2,880	(53)
TOTAL:	$16,053	$16,278	$(225)

* Increases to wages and benefits was due to an adjustment to pension cost in the third quarter of 2010.

Other Income and Expense

Interest Expense increased from $5.5 million in the first nine months of 2010 to $7.5 million in the first nine months of 2011 due to higher debt balances associated with the financing of our three new Handy-Size Bulk Carriers and the financing on our two PCTCs, purchased in July 2011.

Derivative Loss of $109,000 in 2011 represents the ineffectiveness of a portion of a derivative contract and the related mark-to-market adjustment associated with this portion of the derivative (See Note 13).

Other income from vessel financing of $2.0 million in 2011 is due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss of $3.1 million in 2011 is due to the revaluation of our Yen-denominated loan associated with the financing of one of our International flag PCTC’s due to a strengthening of the value of the Yen.  The exchange loss was based on a change in the exchange rate of 81.22 Yen to 1 USD at December 31, 2010 compared to 77.04 Yen to 1 USD at September 30, 2011 (See Item 1A Risk Factors).

Income Taxes

We recorded a provision for income taxes of $531,000 on $30.3 million of income before income from unconsolidated entities and a benefit of $693,000 on $1.4 million of income before income from unconsolidated entities for the nine months ended September 30, 2011 and 2010, respectively.  The increase in our provision for income taxes was based on improvements in our operations taxed at the U.S. corporate statutory rate, and our establishment of a valuation allowance on certain deferred tax assets.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2010, including “Note F-Income Taxes” to the consolidated financial statements included therein.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, decreased from $4.2 million in the first nine months of 2010 to $22,000 in the same period of 2011.  The results were impacted by our results in our 25% investment in Oslo Bulk.  Our portion of the earnings of Oslo Bulk were losses of $1.3 million and $972,000 for the nine months ended September 30, 2011 and 2010, respectively, primarily driven by negative mark-to-market adjustments of $603,000 and $1.4 million, respectively, on an ineffective interest rate swap contract.  The decrease in the results were also due to results from Dry Bulk being included in our consolidated results following our March 25, 2011 acquisition of full control of Dry Bulk.

LIQUIDITY AND CAPITAL RESOURCES
        The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $15.1 million at December 31, 2010, to $11.9 million at September 30, 2011. Cash and cash equivalents decreased during the first nine months of 2011 by $7.5 million to a total of $16.6 million at September 30, 2011. The decrease in cash and cash equivalents was a result of cash used in investing activities of $73.7 million, partially offset by cash provided by operating activities of $30.0 million and by cash provided by financing activities of $36.2 million.  Total current liabilities of $57.7 million as of September 30, 2011 included current maturities of long-term debt of $35.1 million.

Net cash provided by operating activities for the first nine months of 2011 was $30.0 million after adjusting net income of $29.8 million upward for non-cash items such as depreciation and amortization, non-cash stock based compensation, a foreign exchange loss of $3.1 million on a Yen-denominated loan, partially offset by, among other things, an $18.8 million non-cash gain on our acquisition of full control of Dry Bulk (See Note 5).  In addition, we received cash dividends of $750,000 from Dry Bulk, prior to the acquisition.

Net cash used in investing activities of $73.7 million included capital expenditures of $82.2 million, classifying $6.2 million as restricted cash as required by a loan to value covenant under one of our loan agreements in connection with our Yen denominated facility, and investments in unconsolidated entities of $2.0 million, offset by principal payments received under direct financing leases of $4.1 million, $7.1 million related to the acquisition of Dry Bulk, $2.5 million from proceeds from sales of marketable securities and $3.1 million from cash  received on note receivables.

Included in the $82.2 million of capital expenditures are $11.9 million for the final installment payment related to the three Handy-size Bulk Carriers delivered in January 2011, $64.5 million for the purchase pursuant to early buy outs of two previously leased PCTC vessels, $3.9 million of installment payments on the Handymax Bulk Carrier Newbuilding assumed in the purchase of Dry Bulk and $1.9 million for the down payment on a 2000-built multi-purpose ice strengthened vessel.

Net cash provided by financing activities of $36.2 million included outflows of regularly scheduled debt payments of $19.1 million, a line of credit payment of $10 million, a payment of $28.6 million to discharge debt assumed in connection with acquiring full control of Dry Bulk and cash dividends paid of $8.3 million. These cash outflows were offset by proceeds of $58.1 million from the final bank draw on the facility agreement to finance the construction and delivery of three Handy-Size dry bulk carriers delivered in January 2011 and the refinancing of the loan on the Capesize vessel acquired in the Dry Bulk transaction, and $45.9 million received under a secured term loan facility agreement related to the purchase of two previously leased PCTC vessels, both of which are more fully described below.

As of September 30, 2011, the full amount of our $30 million unsecured revolving line of credit, which expires April 6, 2013, is available for future draws as needed.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility.

We have filed with the Securities and Exchange Commission a universal shelf registration statement which we believe may provide us with flexibility to access the public equity and debt markets.

Debt and Lease Obligations – As of September 30, 2011, we held five vessels under operating contracts, two vessels under time charter agreements and three vessels under bareboat charter or lease agreements.  The types of vessels held under these agreements include two Breakbulk/Multi Purpose vessels, four container vessels and three Roll-On/Roll-Off vessels, all of which operate in our Time Charter Contracts – U.S. Flag and International Flag segments, and a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.

Our operating lease agreements have fair value renewal options, early buy-out options and fair value purchase options.  Most of the agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.  In July 2011, we purchased two previously leased vessels for an aggregate purchase price of $64.5 million pursuant to early buy-out options.  On June 29, 2011, we entered into a secured term loan facility agreement that permitted us to borrow of up to $45.9 million, for these purposes.  In July, 2011, we drew the full amount of borrowings available under this facility agreement to finance a substantial portion of the aggregate purchase price for the two vessels, and paid the remainder of the purchase price with cash on hand.  All loans under this facility agreement are scheduled to mature on June 29, 2018.  For further information, please see our Current Report on Form 8-K dated June 29, 2011.
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

As of September 30, 2011, the Company was in compliance with all financial covenants related to its debt obligations and we believe, based on current circumstances, that it is likely that we will continue to meet such covenants in the near future. The following table represents the actual and required covenant amounts for the nine months ending September 30, 2011:
		Actual	Required

(1)	Net Worth (thousands of dollars)	$255,308	$241,730
(2)	Working Capital (thousands of dollars)	$11,852	$1
(3)	Interest Expense Coverage Ratio (minimum)	9.86	2.50
(4)	Leverage Ratio (maximum)	3.77	4.25

1.	Total assets minus total liabilities.
2.	Total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between consolidated indebtedness to consolidated EBITDA.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations and/or accessing available lines of credit.  To the extent we are required to seek additional capital, our efforts could be hampered by the on-going uncertainty in the credit markets. We presently have variable to fixed interest rate swaps on 48% of our long-term debt.  We have debt of $9.0 million due in the fourth quarter of 2011, $46.6 million due in 2012, $48.2 million due in 2013 and $32.3 million due in 2014.

Bulk Carriers - In November 2009, we contracted with a Korean shipyard to construct three double hull Handy-Size Bulk Carrier Newbuildings.  We made contract payments of $17.0 million in the fourth quarter 2009, $60.0 million in 2010, and $12.0 million in January 2011 on these vessels. All three vessels were delivered in January 2011.  With our equity position on these Newbuildings being fully funded, on August 2, 2010, we entered into a $55.2 million Senior Secured Term Loan Facility Agreement to finance the construction and delivery installment payments under separate shipbuilding contracts for these three Newbuildings.  The Facility matures in seven years and annual principal payments prior to then are based on a 15-year amortization schedule.

As a result of increasing our ownership in Dry Bulk from 50% to 100% on March 25, 2011, we presently own a 100% interest in  a Handymax Bulk Carrier Newbuilding, scheduled to be delivered in the first quarter of 2012. Total investment in this newbuilding is anticipated to be approximately $39.9 million.  During the period of construction up to delivery, we expect to contribute 35% of the purchase price, of which $11.7 million has been contributed through September 30, 2011.  On June 20, 2011, we entered into a secured loan facility agreement in the amount of $47.5 million, divided into two tranches:  Tranche A which provided $24.2 million used to refinance and repay existing indebtedness of $22.0 million related to a Cape Size vessel assumed in connection with the Dry Bulk acquisition, and Tranche B providing up to $23.3 million to finance the remaining installment payments on the Handymax Bulk Carrier Newbuilding.  Under Tranche B, we expect to draw $6.0 million in November 2011 and $17.3 million in January 2012 and estimate additional equity contributions of $2.0 million and $2.6 million will be required to fund the launching and final delivery of the vessel.  For further information on this agreement, see our Current Report on Form 8-K, dated June 20, 2011.

In December 2009, we acquired for $6.25 million a 25% investment in Oslo Bulk AS (“Oslo Bulk”) which in 2008 contracted to build eight new Mini-Bulkers. All of the Mini-Bulkers have been delivered and deployed as of July 2011.  During 2010, we invested an additional $3.9 million in Tony Bulkers Pte Ltd, (“Tony Bulkers”), an affiliate of Oslo Bulk AS, for our 25% share of the installment payments for two additional new Mini-Bulkers, both of which have been delivered and deployed as of July 2011.  We paid our remaining share of installment payments associated with these two Mini-Bulkers of approximately $1.7 million in January 2011.  These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of operations, net of taxes.

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

   New Accounting Pronouncements -  In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for International Shipholding Corporation beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material effect on our operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income , which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for International Shipholding Corporation beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material effect on our operating results or financial position, and will apply these new requirements starting in the first quarter of 2012.

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk.  We utilize derivative financial instruments including interest rate swap agreements and forward exchange contracts, and in the past we have also utilized commodity swap agreements to manage certain of these exposures.  We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes.  We neither hold nor issue financial instruments for trading purposes.

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at September 30, 2011 approximated its carrying value due to the short-term duration of the underlying securities.  The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.

The fair value of variable rate long-term debt at September 30, 2011, including current maturities, was estimated to equal the carrying value of $299.4 million.

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet.  Currently, each of the Company’s USD-denominated interest rate swaps is accounted for as an effective cash flow hedge. Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss).  A portion of the Yen interest rate swap we entered into in 2009 is deemed ineffective, and because it is no longer supported by underlying borrowings due to the bank exercising a one time option to reduce available funding, changes in fair value of this portion are thereby recorded to earnings.  On June 13, 2011 we entered into an interest rate swap covering 50% of our interest expense exposure related to the new credit facility executed on June 29, 2011.  The swap agreement is effective June 29, 2011 and fixed our rate at 4.47% per annum.  The notional amount of the swap agreement is $21.7 million, or approximately 50% of the amount of the credit facility.  As of September 30, 2011, the Company has the following interest rate swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
11/30/05	11/30/12	$13,195,000	5.17%	Fixed
3/31/08	9/30/13	$10,418,667	3.46%	Fixed
9/30/10	9/30/13	$10,418,667	2.69%	Fixed
9/30/10	9/30/13	$10,418,667	2.45%	Fixed
9/26/05	9/28/15	$8,000,000	4.41%	Fixed
9/26/05	9/28/15	$8,000,000	4.41%	Fixed
3/15/09	9/15/20	¥ 5,861,333,336	2.065%	Fixed
6/29/11	6/29/18	$21,696,430	1.80%	Fixed

The fair value of these agreements at September 30, 2011, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $10.1 million.  A hypothetical 10% decrease in interest rates as of September 30, 2011, would have resulted in a liability of $10.5 million.

Commodity Price Risk.  As of September 30, 2011, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry Service and Contract of Affreightment segments.  We have fuel surcharges and escalation adjustments in place for both segments, which we believe manages the price risk for those services during 2011. We estimate that a 20% increase in the price of fuel for the period January 1, 2011 through September 30, 2011 would have resulted in an increase of approximately $1.3 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.18 in our basic earnings per share based on the shares of our common stock outstanding as of September 30, 2011.  The additional fuel costs assume no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates.  Our charterers in the Time Charter Contracts – U.S. Flag and the Time Charter Contracts – International Flag segments are responsible for purchasing vessel fuel requirements; thus, we have no direct fuel price risk in these segments.

Foreign Exchange Rate Risk.  We have entered into foreign exchange contracts to hedge certain firm foreign currency purchase commitments.  In 2010, we entered into a forward purchase contract which expires in December 2011. The contract was for Indonesian Rupiah for $1,800,000 U.S. Dollar equivalents at an exchange rate of 9670. In 2011, we entered into four forward purchase contracts which expire in 2012. The first was for Mexican Pesos for $750,000 U.S. Dollar equivalents at an exchange rate of 12.1818, the second was for Mexican Pesos for $1,200,000 U.S. Dollar equivalents at an exchange rate of 12.4717, the third was for Mexican Pesos for $450,000 U.S. Dollar equivalents at an exchange rate of 13.036 and the fourth was for Mexican Pesos for $750,000 U.S. Dollar equivalents at an exchange rate of 14.0292.  Our foreign exchange contracts represent approximately 100% of our projected Mexican Peso exposure and 50%_of our projected Indian Rupiah exposure.

The following table summarizes the current value of these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Transaction Amount in Dollars	Effective Date	Expiration Date
June 2010	Rupiah	$ 450,000	January 2011	December 2011
August 2011	Peso	$ 675,000	September 2011	June 2012
August 2011	Peso	$ 1,125,000	September 2011	December 2011
September 2011	Peso	$ 450,000	July 2012	December 2012
September 2011	Peso	$ 750,000	October 2011	December 2012

The fair value of these contracts at September 30, 2011, is an asset of $304,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be an asset of $274,000.

On January 23, 2008, one of our wholly-owned subsidiaries entered into a 10 year Senior Secured Term Loan Facility denominated in Japanese Yen, commencing in March 2010, for the purchase of a PCTC Newbuilding, which was completed and delivered in March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a Yen interest rate swap designed to cap the interest at 2.065%.  In June 2009, we received notification that the lender exercised its option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000.  Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued, with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1 to 5 Yen increase or decrease on the exchange rate between the U.S. Dollar and Yen, which was $1 to Yen 77.04 at September 30, 2011, would impact our earnings by approximately $600,000 to $3.0 million for the reporting period (See Item 1A-Risk Factors).  While we believe that these fluctuations may smooth out over time, any particular reporting period could be materially impacted by these adjustments.  There was a 4% appreciation in the Yen to USD exchange rate at September 30, 2011 compared to June 30, 2011, resulting in a $2.7 million foreign exchange loss for the three months ended September 30, 2011, reported under Interest and Other on our consolidated Statement of Operations.  We plan to continue to monitor the movements in the foreign currency markets in order to take advantage of potential opportunities.  From time to time over the past year, the Japanese Government has intervened in the foreign currency market in an attempt to weaken the value of the Yen.  We bought forward contracts to purchase Yen to cover our installments due under the Facility for the periods December 15, 2010 and March 15, 2011.  The rate of exchange for these transactions was approximately Yen 85.4 to 1 USD, with total USD equivalents of $3,005,000.  On January 27, 2011 we purchased another 128 million Yen to cover the June 15, 2011 installment for 82.80 to 1 USD, or a USD equivalent of $1,546,000. On April 1, 2011, we purchased another 126 million Yen to cover the September 15, 2011 installment for 84.03 to 1 USD, or a USD equivalent of $1,500,000.   Due to the strengthening of the Yen throughout the third quarter of 2011, we have not purchased any further contracts, but will continue to monitor the markets.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2011 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the first nine months of 2011, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION
ITEM 1A.  RISK FACTORS

We described in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010 material risks known to us as of the date of such report.  Set forth below are material developments since the date of such report.

We have a Yen-denominated loan and volatility in the USD/Yen exchange rate could cause material adjustments to the earnings we report each quarter.
We have a Yen-denominated loan of Yen 5,102,500,000 which at September 30, 2011, the remaining outstanding balance equated to a USD $61.8 million liability at a USD/Yen exchange rate of 77.04.  As described further in Part I, Item 3, of this report, current accounting guidelines require us to record adjustments to our earnings each quarter based on the impact that changes in exchange rates have on our liability under this loan.  Volatility in USD/Yen exchange ratios could cause material adjustments to the earnings we report each quarter.

The demand for our transportation services may be adversely affected by a prolonged economic downturn or economic uncertainty.
The demand for our transportation services has been and will continue to be affected by domestic and global economic conditions.  Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe and developing economies will result in a prolonged period of economic downturn, slow growth or economic uncertainty.  If these conditions persist, our customers and potential customers may experience a deterioration in their business, which may result in a lower demand for our transportation services or impair the ability of our customers or other third parties to pay amounts owed to us.

If we plan to access the public debt markets, we cannot assure you that these markets will remain free of disruptions.
We have a significant amount of indebtedness that we intend to refinance over the next couple of years.  Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  Prevailing market conditions could be adversely affected by the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad.  As a result, we cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.  Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first nine months of 2011:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2011 – July 31, 2011	-	-	-	285,377
August 1, 2011 – August 31, 2011	-	-	-	285,377
September 1, 2011 – September 30, 2011	-	-	-	285,377

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

(10.6)
$30,000,000 Revolving Loan to the Registrant and seven of its subsidiaries by Regions Bank dated March 7, 2008, as amended by instruments dated March 3, 2009, August 13, 2009, March 31, 2010, March 31, 2011 and July 18, 2011. (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-Q dated May 5, 2011 and incorporated herein by reference)

(10.7)
Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.8)
Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.9)
Credit Agreement, dated as of June 29, 2011, by and among LCI Shipholdings, Inc. and Waterman Steamship Corporation, as joint and several borrowers, the Registrant, as guarantor, DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as lenders, DnB NOR Bank ASA, as bookrunner, facility agent and security trustee and DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as mandated lead arrangers (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.10)
Consulting Agreement, dated December 15, 2010, between the Registrant and Erik F. Johnsen (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.11)
International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.12)
Form of Restricted Stock Agreement dated April 30, 2008 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form 8-K dated May 6, 2008 and incorporated herein by reference)

(10.13)
Form of Restricted Stock Agreement dated January 26, 2011 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.14)
Form of Restricted Stock Agreement dated January 26, 2011 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.15)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.16)
Change of Control Agreement, by and between the Registrant and Niels M. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.17)
Change of Control Agreement, by and between the Registrant and Erik L. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.18)
Change of Control Agreement, by and between the Registrant and Manuel G. Estrada, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.19)
Form of Indemnification Agreement, by and between the Registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

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

Date:   November 3, 2011