Form 10-K
period 2011-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2012-03-09
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 2011
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
Date                                                                                          Amount
       June 30, 2011                                                                                                  $119,305,111

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $1 par value. . . . . . . . 7,220,299 shares outstanding as of  March 2, 2012

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

PART I
ITEM 1.  BUSINESS

General

Through our subsidiaries, we operate a diversified fleet of U.S. and International Flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term time charters or contracts of affreightment.  As of March 2, 2012 we owned or operated 38 ocean-going vessels.

Our operating fleet of 38 ocean-going vessels as of March 2, 2012 consisted of:

•	Six U.S. Flag Pure Car/Truck Carriers (“PCTC”) specifically designed to transport fully assembled automobiles, trucks and larger vehicles,
•	Three International Flag PCTCs with the capability of transporting heavyweight and large dimension trucks and buses, as well as automobiles,
•	Two multi-purpose vessels, two container vessels and one tanker vessel, which are used to transport supplies for the Indonesian operations of a mining company,
•	One U.S. Flag Jones Act Molten Sulphur Carrier, which is used to carry molten sulphur from United States Gulf ports to a processing plant on the Florida Gulf Coast,
•	Two special purpose vessels modified as Roll-On/Roll-Off (“RO/RO”) vessels to transport loaded rail cars between the U.S. Gulf Coast and Mexico,
•	One U.S. Flag Jones Act conveyor belt-equipped, self-unloading Coal Carrier, which carries coal in the coastwise trade,
•	Two U.S. Flag container vessels which began operating on time charters in 2008,
•
Three International Flag Double Hull Handysize Bulk Carriers and two time chartered International Flag Handysize Bulk Carriers, one of which is currently trading worldwide and one of which is a newbuilding that is currently scheduled to deliver from the shipyard June 2012.  All five Handysize Bulk Carriers are participating in a revenue sharing agreement with European partners,

•	One U.S. Flag 2000-built multi-purpose ice strengthened vessel which will be used to service a time charter contract with the Military Sealift Command,
•	One Capesize Bulk Carrier and one Handymax Bulk Carrier trading worldwide under a revenue sharing agreement with European partners, and
•	Ten Mini-Bulkers, in which we own a 25% interest of each, trading worldwide under a commercial management agreement.

As described further in Item 2 below, we own 100% of 19 of these 38 vessels.

Our fleet is operated by our principal subsidiaries, Central Gulf Lines, Inc. (“Central Gulf”), LCI Shipholdings, Inc. (“LCI”), Waterman Steamship Corporation (“Waterman”), CG Railway, Inc. (“CG Railway”), Enterprise Ship Company, Inc. (“ESC”), East Gulf Shipholding, Inc. (“EGS”), Dry Bulk Australia Ltd. (“Bulk Australia”), and Dry Bulk Americas Ltd. (“Bulk Americas”).  Other of our subsidiaries provide ship charter brokerage, agency and other specialized services.

Additional information on our vessels appears on the Fleet Statistics Schedule located in the front of our combined 2011 Annual Report and 10-K report furnished to our stockholders.

Operating Segments

We have five operating segments, Time Charter Contracts – U.S. Flag, Time Charter Contracts– International Flag, Contracts of Affreightment (“COA”), Rail-Ferry Service, and Other, as described below.  Most of our revenues and gross voyage profits are contributed by our time charter contract segments.

For additional information about our operating segments and markets see Item 7 of this report and Note L - Significant Operations.  In addition to our five operating segments, we have investments in four unconsolidated entities of which we own 50% or less and have the ability to exercise significant influence over the operating and financial activities of each entity.

Time Charter Contracts-U.S. Flag: Time charters are contracts by which our charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel.  Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Our Time Charter Contracts-U.S. Flag segment includes contracts for commercial and supplementary cargo for six PCTCs, and an electric utility for a conveyor belt-equipped, self-unloading Coal Carrier. Also included in this segment are contracts with another shipping company for two container vessels, and one multi-purpose ice strengthened vessel under contract with the U.S. Military Sealift Command Charters (“MSC”).  The Company had previously operated three RO/RO vessels which were owned by MSC. The operating contracts for these three vessels terminated effective February 10, 2012, February 13, 2012 and February 20, 2012. See page 5 for further information.

Time Charter Contracts-International Flag: We operate this segment in the same manner as our Time Charter Contracts-U.S. Flag segment, except with International flagged vessels.  Our Time Charter Contracts – International Flag segment includes contracts with Far East and South American shipping companies for three PCTCs. Also included in this segment are two multi-purpose vessels, one tanker, and two container vessels which service our long-term contract to transport supplies for a mining company’s Indonesian operations. This segment also includes one Capesize Bulk Carrier and one Handymax Bulk Carrier newbuilding, delivered in January 2012, that are part of a revenue sharing agreement with European partners, and three Double Hull Handysize Bulk Carriers and two Handysize Bulk Carriers, one of which is a newbuilding that is currently scheduled to deliver from the shipyard June 2012, that are also part of a revenue sharing agreement.  Under these revenue sharing agreements, we and other participating vessel owners receive monthly distributions of cash based on a participating vessel’s performance capability compared with other participating vessels in the revenue sharing agreement.

Contracts of Affreightment: Contracts of Affreightments are contracts by which we undertake to provide space on our vessel for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried.  Generally, we are responsible for all operating and voyage expenses.  Our COA segment includes one contract, serviced by one vessel, which is for the transportation of molten sulphur through December 31, 2013, subject to additional renewal options up to the end of 2024.

Rail-Ferry Service: This service uses our two Roll-on/Roll-off Special Purpose double-deck vessels, which carry loaded rail cars between the U.S. Gulf Coast and Mexico.  We began operations out of our new terminal in Mobile, Alabama and an upgraded terminal in Mexico during the third quarter of 2007.  The upgrades to the Mexican terminal were made to accommodate the second decks, which were added to our vessels in the second and third quarters of 2007 to double the capacity of the vessels.  (See Item 1a., Risk Factors, for a description of material risks relating to this service).

Other: This segment consists of operations that include ship charter brokerage and agency services.  Also included in the Other category are corporate related items, results of insignificant operations, and income and expense items not allocated to reportable segments.

Unconsolidated Entities: We have a 49% interest in a company that operates the rail terminal in Coatzacoalcos, Mexico that is used by our Rail-Ferry Service. In December 2009, we acquired a 25% interest in Oslo Bulk AS (“Oslo Bulk”) for $6,250,000, which owns eight newly built Mini-Bulkers. Also in December 2009, we acquired a 25% interest in Oslo Bulk Holding Pte Ltd. (formerly named “Tony Bulkers”) for $2,269,000, which owns two newly built Mini-Bulkers. These investments are accounted for under the equity method and our share of earnings or losses are  reported in our consolidated statements of income net of taxes.

Business Strategy

The company operates a diversified fleet of U.S. and International Flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term time charter contracts or contracts of affreightment. Our business strategy focuses on identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as protecting our long-standing customer base by providing quality transportation services.  From time to time, we deploy our vessels under short-term arrangements, particularly, when we believe that more attractive opportunities could arise in the future.

History

The Company was originally founded as Central Gulf Steamship Corporation (“Central Gulf”) in 1947 by the late Niels F.  Johnsen and his sons, Niels W. Johnsen, a retired past CEO and former Director, and Erik F. Johnsen, a retired past CEO and soon to be retired director of the Company.  Central Gulf was privately held until 1971 when it merged with Trans Union Corporation.  In 1978, International Shipholding Corporation was formed to act as a holding company for Central Gulf, LCI, and certain other affiliated companies in connection with the 1979 spin-off by Trans Union of our common stock to Trans Union’s stockholders.  In 1986, we acquired the assets of Forest Lines, and in 1989, we acquired Waterman.  Since our spin-off from Trans Union, we have continued to act solely as a holding company, and our only significant assets are the capital stock of our subsidiaries.

Competitive Strengths

Diversification.  Our strategy for many years has been to seek and obtain contracts that provide predictable cash flows and contribute to a diversification of operations.  These diverse operations vary from chartering vessels to the United States government, to chartering vessels to a wide range of commercial customers for the transport of a broad range of products, including automobiles, paper, steel, wood products, mining supplies, molten sulphur, coal and standard size railroad cars.

Predictable Operating Cash Flows. Our operations have historically generated cash flows sufficient to cover our debt service requirements and operating expenses, including the recurring drydocking requirements of our fleet.  For the years ending December 31, 2011 and December 31, 2010, approximately 63% and 62%, respectively, of our revenues were generated from fixed contracts. The length and structure of our contracts, the creditworthiness of our customers, and our diversified customer and cargo bases all contribute to our ability to consistently meet such requirements in an industry that tends to be cyclical in nature.  Our medium to long-term time charters provide for a daily charter rate that is payable whether or not the charterer utilizes the vessel.  These time charters require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and in some cases include cost escalation features covering certain of our expenses.  In addition, our COA operation guarantees a minimum amount of cargo for transportation.  Our cash flow from operations was approximately $46.3 million, $64.4 million, and $62.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, after deducting cash used for drydocking payments of $6.8 million, $2.5 million and $16.0 million for each of these years, respectively.

Longstanding Customer Relationships. We currently have medium to long-term time charters or contracts of affreightment with a variety of creditworthy customers.  Most of these companies have been customers of ours for over ten years.  Substantially all of our current cargo contracts and time charter agreements are renewals or extensions of previous agreements.  In recent years, we have been successful in winning extensions or renewals of a substantial majority of all of our contracts.  We believe that our longstanding customer relationships are in part due to our excellent reputation for providing quality specialized maritime service in terms of on-time performance, minimal cargo damage claims and reasonable time charter and freight rates.

Experienced Management Team.  Our management team has substantial experience in the shipping industry.  Our Chief Executive Officer, President, and Chief Financial Officer have over 108 years of collective experience with the Company.  We believe that the experience of our management team is important to maintaining long-term relationships with our customers.

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

I.	Time Charter Contracts – U.S. Flag

Military Sealift Command Charters

We have contracts with the MSC (or its predecessor U.S. Government Agencies) almost continuously for over 30 years.  In 1983, Waterman was awarded a contract to operate three U.S. Flag RO/RO vessels under time charters to the MSC for use by the United States Navy as part of its worldwide multi-vessel maritime prepositioning ship (“MPS”) program.  In early 2009, we received notification from MSC that we had been excluded from further consideration for extending the current operating agreements on three U.S. Flag Roll-on/Roll-off vessels. Subsequently, the MSC extended the agreements several times, and permitted us to re-bid to continue providing services under the MSC program. In January 2012, we were notified that we would not be awarded new contracts, and in February 2012 the operating contracts with MSC terminated.  These three contracts represented 10.1%, 11.9% and 8.4% of our total revenue in 2011, 2010 and 2009, respectively.

In August 2011, Waterman was awarded a time charter contract with the MSC, which started in December 2011, for a firm one year period, after which the MSC will have three one-year options and one eleven month option to extend the contract.  In order to service this contract, we acquired a 2000-built multi-purpose ice strengthened vessel and took delivery of the vessel in November of 2011.  After modifications and re-flagging to U.S. Flag, we placed the vessel in service in December 2011.

Pure Car/Truck Carriers

Our fleet currently includes six U.S. Flag PCTCs, all of which are owned by us.  In 1986, we entered into multi-year time charters to carry Toyota and Honda automobiles.  To service these charters, we had constructed two car carriers that were specially designed to carry 4,000 and 4,660 fully assembled automobiles, respectively.  Both vessels were built in Japan and were registered under the U.S. Flag.  In 2000 and 2001, we replaced these two vessels with larger PCTCs, which are operating under time charters with a Japanese shipping company.  In July 2011, we exercised our option to purchase one of the vessels that had been leased.

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

In 2007, we acquired a 2007-built PCTC, which we reflagged to U.S. Flag.  Immediately after being delivered to us in September of 2007, we chartered this vessel through August of 2010 to a Far East based shipping company, which held an option to purchase the vessel at the end of the contract.  On February 5, 2010, the charterer notified us of its intention to not exercise their option to purchase the vessel.  Subsequently, the charterer did not exercise its purchase option, and we also negotiated a mutually acceptable early redelivery of the vessel effective February 14, 2010.  The vessel is currently employed on a long-term time charter with a Japanese shipping company. On February 22, 2012, Waterman sold this U.S. Flag PCTC for $59.0 million under a sale/leaseback arrangement. As a result, we now lease the vessel under a 10 year lease, with early buy-out options to repurchase the vessel in 2017 and 2019 and fair market value at 2022.

Coal Carrier

In 1995, we purchased an existing U.S. Flag conveyor belt-equipped, self-unloading Coal Carrier that was time-chartered to a New England electric utility to carry coal in the coastwise trade.  Effective December 2010, the time charter was extended thru May 2015.

 Container Vessels

We currently operate two U.S. Flag container vessels that are bareboat chartered in and time chartered out.

II.	Time Charter Contracts – International Flag

Our current fleet includes three International Flag PCTCs, all of which are owned by us.  In 1988, we had two new car carriers constructed by a shipyard affiliated with Hyundai Motor Company, each with a carrying capacity of 4,800 fully assembled automobiles, to transport Hyundai automobiles from South Korea primarily to the United States under two long-term time charters.  In 1998 and 1999, we sold these car carriers and replaced them with two newly built PCTCs, each with the capacity to carry heavy and large size rolling stock in addition to automobiles and trucks.  We immediately entered into long-term time charters of these vessels to a Korean shipping company.  One of these PCTCs was subsequently sold to an unaffiliated party and leased back to us under an operating lease.  In July 2011, we exercised our early buy out option to purchase the leased vessel.

In April 2010, we acquired a newly built 6400 Car Equivalent Units PCTC. The vessel is employed on a medium term time charter.

Southeast Asia Transportation Contract

Our contract to transport supplies for a mining company in Indonesia, which commenced in 1995, is serviced by two multi-purpose vessels, a small tanker, and two container vessels.  The contract was renewed in 2009 and runs through 2014.  We own the tanker and charter in the other four vessels.

Bulk Carriers

We currently operate three newly built International Flag Double Hull Handysize Bulk Carriers, delivered to us in January 2011, and two time chartered Handysize Bulk Carriers, one of which is a newbuilding that is currently scheduled to deliver from the shipyard June 2012, which are trading worldwide under a revenue sharing agreement with European partners.  We also currently operate one Capesize Bulk Carrier and one Handymax Bulk Carrier newbuilding, delivered in January 2012, both of which were assumed in our acquisition of our 50% owned unconsolidated entity in March 2011 and trade worldwide under a revenue sharing agreement. (See Note N-Dry Bulk Cape Holding, Inc. Step Acquisition).

III.  Contracts of Affreightment

In 1994, we entered into a 15-year transportation contract with an affiliate of Freeport-McMoRan Sulphur LLC for which we had built a 28,000 dead-weight ton Molten Sulphur Carrier that carries molten sulphur from Louisiana and Texas to a fertilizer plant on the Florida Gulf Coast.  In December 2010, the charterer extended the contract through December 2013.  Under the terms of this contract, we are guaranteed the transportation of a minimum of 1.3 million tons of molten sulphur per year.  The current extension through December 2013 constitutes the first of seven option terms which may run through 2024.

IV.  Rail-Ferry Service

This service uses our two Roll-On/Roll-Off Special Purpose double-deck vessels, which carry loaded rail cars between Mobile, Alabama and Coatzacoalcos, Mexico.  The service provides departures every four days from Mexico and the U.S. Gulf Coast, respectively, for a three-day transit between ports.  We began operations out of our new terminal in Mobile, Alabama and the upgraded terminal in Coatzacoalcos, Mexico during the third quarter of 2007.  The upgrades to the Mexican terminal were made to accommodate the second decks added to our vessels in 2007 to double their carrying capacity.  (See Item 1a., Risk Factors, for a description of material risks relating to this service).

V.  Other

Several of our subsidiaries provide ship charter brokerage, agency, and other specialized services to our operating subsidiaries and, in the case of ship charter brokerage and agency services, to unaffiliated companies.  The income produced by these services covers the related overhead expenses.  These services facilitate our operations by allowing us to avoid reliance on third parties to provide these essential shipping services.

Marketing
We maintain marketing staffs in New York, Mobile, Singapore, and Shanghai and a network of marketing agents in major cities around the world who market our time charter and contracts of affreightment services.  We market our Rail-Ferry Service under the name “CG Railway.”  We market our remaining transportation services under the brand names Central Gulf Lines, Waterman Steamship and East Gulf Shipholding.  We advertise our services in trade publications in the United States and abroad.

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

We maintain hull and machinery insurance policies on each of our vessels in amounts related to the value of each vessel.  This insurance coverage, which includes increased value and time charter hire, is maintained with a syndicate of hull underwriters from the U.S., British, Dutch, Japanese and French insurance markets.  We maintain war risk insurance on each of our vessels in an amount equal to each vessel’s total insured hull value.  War risk insurance is placed through U.K. and  British insurance markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the P&I club.  Our war risk insurance also covers liability to third parties caused by war or terrorism, but does not cover damages to our land-based assets caused by war or terrorism. (See Item 1a., Rick Factors, for a description of material risks relating to terrorism).

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

Insurance premiums for the coverage described above vary from year to year depending upon our loss record and market conditions.  In order to reduce premiums, we maintain certain deductible and co-insurance provisions that we believe are prudent and generally consistent with those maintained by other shipping companies.  Certain exclusions under our insurance policies could limit our ability to receive payment for our losses. (See Note E – Self-Retention Insurance).

Tax Matters

The American Jobs Creation Act of 2004  (“Jobs Creation Act”), under which we made an election effective January 1, 2005, changed the United States tax treatment of operations for both our U.S. and International Flag vessels.  As a result of the election made in accordance with the provisions of the Jobs Creation Act, our U.S. subsidiaries owning and/or operating qualifying vessels are taxed under a “tonnage tax” regime as opposed to the traditional corporate income tax regime.  Income for U.S. income tax purposes with respect to qualifying shipping activities of U.S. Flag vessels excludes (1) income from qualifying shipping activities in U.S. foreign trade, (2) income from bank deposits and temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.  Qualifying U.S. Flag vessels are assessed a tax based on “daily notional shipping income”, derived from the net tonnage of the qualifying vessel(s).  The daily notional shipping income is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons.  This daily notional shipping income is taxed at the highest corporate income tax rate (currently 35%) with no allowances for offsetting deductions or credits.  All of our other U.S. operations are taxed under the regular U.S. corporate income tax regime and at the statutory tax rate.

The Jobs Creation Act also provided for the deferred recognition of taxable income from shipping operations of Controlled Foreign Corporations until that income is repatriated.  Our plan is to indefinitely re-invest our foreign earnings, and accordingly have not provided deferred taxes against those earnings.  The principal reasons for this position are as follows: maintenance of foreign flag fleet, future expansion of foreign flag fleet and U.S. Flag fleet’s operating cash flow needs are adequately met by its operations.

       During 2010 the deferred tax assets created by the continued losses of the U.S. filing group resulting in the Company moving to an overall net deferred tax asset position.  Based on the below factors, it was determined that the establishment of a valuation allowance was warranted.  The valuation allowance was recorded, with the net deferred tax asset being reduced to zero as of December 31, 2010.  The Company’s position has not changed during 2011 and the valuation allowance remains in effect as of December 31, 2011, with the net deferred tax asset remaining at a zero balance.  The establishment of the valuation allowance results in a higher effective tax rate for both 2010 and 2011.
    In considering the need both for establishment and continuation of a valuation allowance, the Company gave consideration to the following factors:

•	The Company files a consolidated U. S. corporate income tax return for its eligible domestic members.
•	Exclusive of the tonnage tax companies, this group has experienced book losses for the three year period.
•	The book losses have translated into net operating losses for U.S. tax reporting.

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

           On October 8, 1996, Congress adopted the Maritime Security Act of 1996, which created the Maritime Security Program (MSP) and authorized the payment of $2.1 million per year, per ship for 47 U.S. Flag ships through the fiscal year ending September 30, 2005.  This program eliminated the trade route restrictions imposed by the previous federal program and provides flexibility to operate freely in the competitive market.  On December 20, 1996, Waterman entered into four MSP operating agreements with the United States Maritime Administration (“MarAd”), and Central Gulf entered into three MSP operating agreements with MarAd.  We also participate in the Voluntary Intermodal Sealift Agreement (“VISA”) program administered by MarAd.  Under this VISA program, and as a condition of participating in the MSP, we have committed to providing vessel capacity for the movement of military  cargoes in times of war or national emergency.  By law, the MSP is subject to annual appropriations from Congress.  In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP participants, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously.  In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all made effective on October 1, 2005.  Authorized annual payments per fiscal year for each vessel for the current MSP program were $2.9 million for years 2009 to 2011, and estimated at $3.1 million for years 2012 to 2015, subject to annual appropriation by the Congress, which is not assured.  On October 15, 2004, Waterman and Central Gulf each filed applications to extend their MSP operating agreements for another ten years through September 30, 2015, all seven of which were effectively grandfathered in the MSP reauthorization.  Simultaneously, we offered an additional ship for participation in the MSP.  On January 12, 2005, MarAd awarded Central Gulf four MSP operating agreements and Waterman four MSP operating agreements, effective October 1, 2005, for a net increase of one MSP operating agreement.  In January of 2011, the President signed into law legislation that extends the MSP under its current terms and conditions through September 30, 2025.  The terms of the MSP contracts of Waterman and Central Gulf currently run though September 30, 2015.  It is anticipated that, as a result of the recent law extending the MSP for an additional ten years, MarAd will initiate a process to allow MSP contractors to submit applications to extend their current MSP contracts, but this process has not yet commenced.

Under the Merchant Marine Act, U.S. Flag vessels are subject to requisition or charter to the U.S. Government’s MSC whenever the President declares that national security requires such action.  The owners of any such vessels must receive just compensation as provided in the Merchant Marine Act, but there is no assurance that lost profits, if any, will be fully recovered.  In addition, during any extension period under each MSC charter or contract, the MSC has the right to terminate the charter or contract on 30 days’ notice.

Certain laws governing our operations, as well as our U.S. coastwise transportation contracts, require us to be at least 75% owned by U.S. citizens.  We monitor our stock ownership to verify our continuing compliance with these requirements.  Our certificate of incorporation allows our board of directors to restrict the acquisition of our capital stock by non-U.S. citizens.  Under our certificate of incorporation, our board of directors may, in the event of a transfer of our capital stock that would result in non-U.S. citizens owning more than 23% (the “permitted amount”) of our total voting power, declare such transfer to be void and ineffective.  In addition, our board of directors may, in its sole discretion, deny voting rights and withhold dividends with respect to any shares of our capital stock owned by non-U.S. citizens in excess of the permitted amount.  Furthermore, our board of directors is entitled under our certificate of incorporation to redeem shares owned by non-U.S. citizens in excess of the permitted amount in order to reduce the ownership of our capital stock by non-U.S. citizens to the permitted amount.

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

The International Maritime Organization (“IMO”) amended the International Convention for the Safety of Life at Sea (“SOLAS”), to which the United States is a party, to require nations that are parties to SOLAS to implement the International Safety Management (“ISM”) Code.  The ISM Code requires that responsible companies, including owners or operators of vessels engaged on foreign voyages, develop and implement a safety management system to address safety and environmental protection in the management and operation of vessels.  Companies and vessels to which the ISM Code applies are required to receive certification and documentation of compliance.  Vessels operating without such certification and documentation in the U.S. and ports of other nations that are parties to SOLAS may be denied entry into ports, detained in ports or fined.  We implemented a comprehensive safety management system and obtained timely IMO certification and documentation for our companies and all of our vessels.  In addition, our ship management subsidiary, LMS Shipmanagement, Inc., is certified under the ISO 9001-2008 Quality Standard. We believe that we are in compliance in all material respects with applicable ISM regulations.

In 2003, SOLAS was again amended to require parties to the convention to implement the International Ship and Port Facility Security (“ISPS”) Code.  The ISPS Code requires owners and operators of vessels engaged on foreign voyages to conduct vulnerability assessments and to develop and implement company and vessel security plans, as well as other measures, to protect vessels, ports and waterways from terrorist and criminal acts.  In the U.S., these provisions were implemented through the Maritime Transportation Security Act of 2002 (“MTSA”).  These provisions became effective on July 1, 2004.  As with the ISM Code, companies and vessels to which the ISPS Code applies must be certificated and documented.  Vessels operating without such certification and documentation in the U.S. and ports of other nations that are parties to SOLAS may be denied entry into ports, detained in ports or fined.  Vessels subject to fines in the U.S. are liable in rem, which means vessels may be subject to arrest by the U.S. government.  For U.S. Flag vessels, company and vessel security plans must be reviewed and approved by the U.S. Coast Guard.  We have conducted the required security assessments and submitted plans for review and approval as required, and we believe that we are in compliance in all material respects with applicable ISPS Code and MTSA security requirements.
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

Under the OPA, vessels are required to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the highest limit of their potential liability under the act.  Under U.S. Coast Guard regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance or guaranty.  An owner or operator of more than one vessel must demonstrate financial responsibility for the entire fleet in an amount equal to the financial responsibility of the vessel having greatest maximum liability under the OPA and CERCLA.  We insure each of our vessels with pollution liability insurance in the amounts required by law.  A catastrophic spill could exceed the insurance coverage available, in which event our financial condition and results of operations could be adversely affected.

Many countries have ratified and follow the liability plan adopted by the IMO as set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”) and the Convention for the Establishment of an International Fund for Oil Pollution of 1971.  Under these conventions, the registered owner of a vessel is strictly liable for pollution damage caused in the territorial seas of a state party by the discharge of persistent oil, subject to certain defenses.  Liability is limited to approximately $183 per gross registered ton (a unit of measurement of the total enclosed spaces in a vessel) or approximately $19.3 million, whichever is less.  If a country is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage (the “1992 Protocol”), the maximum liability limit is $82.7 million.  The limit of liability is tied to a unit of account that varies according to a basket of currencies.  The right to limit liability is forfeited under the 1969 Convention when the discharge is caused by the owner's actual fault, and under the 1992 Protocol when the discharge is caused by the owner's intentional or reckless misconduct.  Vessels operating in waters of states that are parties to these conventions must provide evidence of insurance covering the liability of the owner.  In jurisdictions that are not parties to these conventions, various legislative schemes or common law govern.  We believe that our pollution insurance policy covers the liability under the IMO regimes.

Competition

The shipping industry is intensely competitive and is influenced by economic and political events largely outside the control of shipping companies.  Varying economic factors can cause wide swings in freight rates and sudden shifts in traffic patterns.  Vessel redeployments and new vessel construction can lead to an overcapacity of vessels offering the same service or operating in the same market.  Changes in the political or regulatory environment can also create competition that is not necessarily based on normal considerations of profit and loss.  Several of our competitors have greater resources than we do. Our strategy is to reduce the effects of cyclical market conditions by operating specialized vessels in niche market segments and deploying a substantial number of our vessels under medium to long-term time contracts with creditworthy customers and on trade routes where we have established market share.  We also seek to compete effectively in the traditional areas of price, reliability, and timeliness of service.

 Our Time Charter Contract (U.S. and International) and Contracts of Affreightment segments primarily include medium and long-term contracts with long standing customers.  While our PCTCs in our Time Charter – U.S. Flag Contract segment operate worldwide in markets where International Flag vessels with foreign crews predominate, we believe that our U.S. Flag PCTCs can compete effectively in obtaining renewals of existing contracts if we are able to continue to participate in the MSP and continue to receive cooperation from our seamen’s unions in controlling costs.

Our Rail-Ferry Service faces competition principally from companies who transport cargo over land rather than water, including railroads and trucking companies that cross land borders.

Employees

As of December 31, 2011, we employed approximately 424 shipboard personnel and 123 shoreside personnel.  We consider relations with our employees to be excellent.

All of Central Gulf, Waterman, and our other U.S. shipping companies’ shipboard personnel are covered by collective bargaining agreements.  Some of these agreements relate to particular vessels and have terms corresponding with the terms of their respective vessel’s charter.  In 2012, two of the agreements on the vessels are under negotiation and currently operating under extensions.  We have experienced no strikes or other significant labor problems during the last ten years.

Available Information

Our internet address is www.intship.com.  We make available free of charge through our website our annual report on Form 10-K, proxy statement for our annual meeting of stockholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The information found on our website is not part of this or any other report.

Unless otherwise indicated, information contained in this annual report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the marine transportation industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management’s knowledge and experience in the markets in which we operate and the marine transportation industry.   We believe these estimates and assumptions are accurate on the date made.  However, this information may prove to be inaccurate because it cannot always be verified with certainty.  You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.  Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed immediately below in Item 1A of this annual report.

Investors may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

The following are a list of factors that could materially and adversely affect our business, financial condition, results of operations, liquidity or prospects. These risk factors discuss all known material risks.

Our revenues decreased in 2011 and could decrease further in 2012.
Beginning in 2008, our revenues and gross voyage profits benefited from significant increases in the volume of supplemental cargos carried by our vessels.  These supplemental cargoes peaked during the fourth quarter of 2009, and have decreased every quarter since then to levels comparable to 2008.  If our supplemental cargo volumes continue to decrease, our revenues and gross voyage profits will be negatively impacted. The MPS contracts, which constituted approximately 10% of our revenues in 2011, were not re-awarded to us in January 2012.  If we are unable to conclude new business that generates revenue comparable to these contracts, our revenues will be impacted.

We may not be able to renew our time charters and contracts when they expire at favorable rates or at all.
During 2011, we received approximately 63% of our revenue from time charters (excluding supplemental cargoes), bareboat charters or contracts of affreightment. However, there can be no assurance that any of these charters or contracts, which are generally for periods of one year or more, will be renewed at favorable rates, or at all.  Shipping rates are based on several factors that are unpredictable and beyond our control.  If, upon expiration of our existing charters and contracts, we are unable to obtain new charters or contracts at rates comparable to those received under the expired charters or contracts, our revenues and earnings may be adversely affected.

We operate in a highly competitive industry.
The shipping industry is intensely competitive and can be influenced by economic and political events that are largely outside the control of shipping companies.  We compete with companies that have greater resources than we have, or who may be better positioned to adapt to changes in market or economic conditions. Consequently, there can be no assurance that we will be able to deploy our vessels on economically attractive terms, maintain attractive freight rates, pass cost increases through to our customers or otherwise successfully compete against our competitors. Any failure to remain competitive in the shipping industry could have an adverse effect on our results of operations and financial condition.

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
The demand for our transportation services has been and will continue to be affected by domestic and global economic conditions.  Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe and developing economies could result in a prolonged period of economic downturn, slow growth or economic uncertainty.  If these conditions persist, our customers and potential customers may experience a deterioration in their business, which may result in a lower demand for our transportation services or impair the ability of our customers or other third parties to pay amounts owed to us.

If Congress does not make sufficient appropriations under the Maritime Security Act of 1996, we may not continue to receive certain payments.
If Congress does not make sufficient appropriations under the Maritime Security Act of 1996 in any fiscal year, we may not continue to receive annual payments with respect to certain of our U.S. Flag vessels that we have committed to the federal government under the U.S. Maritime Security Program.  Under this program, each participating vessel received an annual payment of $2.9 million in 2011 and is scheduled to receive an annual payment of $3.1 million in 2012.  As of December 31, 2011, eight of our vessels operated under contracts issued under this program.  Since payments under this program are subject to annual appropriations by Congress and are not guaranteed, we cannot assure that we will continue to receive these annual payments, in full or in part.

We cannot assure that we will be able to comply with all of our loan covenants.
Substantially all of our credit agreements require us to comply with various loan covenants, including financial covenants that stipulate minimum levels of net worth and maximum levels of debt leverage. While we currently believe that we have available options to prevent or mitigate any covenant breaches, we cannot assure that we will be able to implement them timely or at all, or that they will enable us to meet all of our current covenants.  In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations and/or accessing available lines of credit. For further detailed information on our compliance with our financial covenants as of December 31, 2011, please see, “Liquidity and Capital Resources – 2011: Debt Covenants”.

The market value of vessels fluctuates significantly, which could adversely affect our liquidity, result in breaches of our financing agreements or otherwise adversely affect our financial condition.
The market value of vessels fluctuates over time.  The fluctuation in market value of vessels over time is based upon various factors, including:

•	age of the vessel,
•	general economic and market conditions affecting the transportation industry, including the demand for cargoes and the availability of vessel financing,
•	number of vessels in the world fleet,
•	types and sizes of vessels available,
•	changes in trading patterns affecting demand for particular sizes and types of vessels,
•	cost of newbuildings and scrap prices,
•	prevailing levels of charter rates,
•	competition from other shipping companies and other modes of transportation, and
•	technological advances in vessel design and propulsion.

Declining values of our vessels could adversely affect us in several respects, including our liquidity by limiting our ability to raise cash by refinancing vessels.  Declining vessel values could also result in a breach of loan covenants or trigger events of default under relevant financing agreements that require us to maintain certain loan-to-value ratios.  In such instances, if we are unable or unwilling to pledge additional collateral to offset the decline in vessel values, our lenders could accelerate our debt and foreclose on our vessels pledged as collateral for the loans.

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

In connection with executing our business strategies, from time to time we evaluate the possibility of acquiring additional vessels or businesses, and we may elect to finance such acquisitions by incurring additional indebtedness.  Moreover, if we were to suffer uninsured material losses or liabilities, we could be required to raise substantial additional capital to fund liabilities that we could not pay with our operating cash flow. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  We cannot assure that we will be able to obtain additional financing on terms acceptable to us or at all.  If we are able to obtain additional financing, our credit may be adversely affected and our ability to satisfy our obligations under our current indebtedness could be adversely affected.

If we plan to access the public debt markets, we cannot assure that these markets will remain free of disruptions.
We have some amount of indebtedness that we intend to refinance a portion of which over the next couple of years.  Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  Prevailing market conditions could be adversely affected by the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient additional, downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad.  As a result, we cannot assure that we will be able to obtain additional financing on terms acceptable to us or at all.  Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.

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
The average age of the vessels in our fleet that we own or lease is approximately 13 years, including the average age of our Pure Car/Truck Carrier fleet, which is approximately 11 years.  In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase and become more difficult to estimate with accuracy as the age of the vessel increases. Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets. In addition, changes in governmental regulations, compliance with classification society standards and customer requirements or competition may require us to make additional expenditures for alterations or the addition of new equipment.  In order to make such alterations or add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues. Expenditures such as these may also require us to incur additional debt or raise additional capital. There can be no assurance that market or general economic conditions will enable us to replace our existing vessels with new vessels, justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

Our Rail-Ferry Service has a history of losses, and we can give no assurances as to its future profitability.
This service began operating in February of 2001 and in the past has been unprofitable every year except 2008. In 2009, the worldwide economic downturn negatively impacted the volumes and cargo rates for this service, especially on its northbound route to the U.S.  As a result of a reduction in future anticipated cash flows generated by this service, we recognized a non-cash impairment charge of $25.4 million in the third quarter of 2010 to reduce the carrying value of these assets to their estimated fair value. With the reduced capital cost and an increase in cargoes, this segment was profitable in 2011.  We cannot assure that this service will be operated profitably in the future, however even at unprofitable levels, the service has been cash positive.

We are subject to the risk of continuing high prices, and increasing prices, of the fuel we consume in our Rail-Ferry Service and Contract of Affreightment segments.
We are exposed to commodity price risks with respect to fuel consumption in our Rail-Ferry Service and Contract of Affreightment segments and in our revenue sharing agreements based on the number of voyage contracts concluded by the participating vessels, and we can give no assurance that we will be able to offset higher fuel costs due to the competitive nature of these operations.  Although we currently have fuel surcharges in place, a material increase in current fuel prices that we cannot recover through these fuel cost surcharges could adversely affect our results of operations and financial condition.

Our business and operations are highly regulated, which can adversely affect our operations.
Our business and the shipping industry in general are subject to increasingly stringent laws and regulations governing our vessels, including worker’s health and safety, and the staffing, construction, operation, insurance and transfer of our vessels.  Compliance with or the enforcement of these laws and regulations could have an adverse effect on our business, results of operations or financial condition. For example, in the event of war or national emergency, our U.S. Flag vessels are subject to requisition by the U.S. government. Although we would be entitled to compensation in the event of a requisition of our vessels, the amount and timing of such payments would be uncertain and there would be no guarantee that such amounts would be paid, or if paid, would fully satisfy lost profits associated with the requisition.

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

Our operations are also subject to laws and regulations related to environmental water and air protection.  Compliance with these laws and regulations can be costly.  Failure to comply with these laws and regulations may result in penalties, sanctions or, in certain cases, the ultimate suspension or termination of our operations. Additionally, some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and the release of hazardous materials. As a result, we could become subject to liability irrespective of fault or negligence. These laws and regulations may also expose us to liability for the conduct of or conditions caused by our charterers or other parties.

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
The operation of our vessels are subject to inherent risks, such as: (i) catastrophic marine disaster; (ii) adverse weather conditions; (iii) mechanical failure; (iv) collisions; (v) hazardous substance spills; (vi) seizure or expropriation of our vessels by governments, pirates, combatants or others; and (vii) navigation and other human errors.  The occurrence of any of these events may result in, among other things, damage to or loss of our vessels and our vessels' cargo or other property, delays in delivery of cargo, damage to other vessels and the environment, loss of revenues, termination of vessel charters or other contracts, fines, penalties or other restrictions on conducting business, damage to our reputation and customer relationships, and injury to personnel.  Such occurrences may also result in a significant increase in our operating costs or liability to third parties.

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
Our non-domestic operations are subject to varying degrees of regulation in each of the foreign jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services in foreign jurisdictions.

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include, among others: (i) economic, political and social instability; (ii) potential vessel seizure, terrorist attacks, piracy, kidnapping, the expropriation of assets and other governmental actions, many of which are not covered by our insurance; (iii) currency restrictions and exchange rate fluctuations; (iv) potential submission to the jurisdiction of a foreign court or arbitration panel; (v) pandemics or epidemics that disrupt worldwide trade or the movement of vessels; (vi) import and export quotas; (vii)longer payment cycles and problems collecting accounts receivable, (viii) additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, or FCPA, as well as other anti-corruption laws; and (ix)  the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public and governmental regulation that increase our operating expenses.  Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding affect of any such events, each of which could have an adverse effect on our financial condition and results of operations.

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
As of December 31, 2011, all of our shipboard personnel were unionized employees covered by collective bargaining agreements. Given the prevalence of maritime trade unions and their corresponding influence over its members, the shipping industry is vulnerable to work stoppages and other potentially disruptive actions by employees. We may also have difficulty successfully negotiating renewals to our collective bargaining agreements with these unions or face resistance to any future efforts to place restrains on wages, reduce labor costs or moderate work practices. Any of these events may result in strikes, work disruptions and have other potentially adverse consequences. While we have experienced no strikes, work stoppages or other significant labor problems during the last ten years, we cannot assure that such events will not occur in the future or be material in nature.  In the event we experience one or more strikes, work stoppages or other labor problems, our business and, in turn, our results of operations may be adversely affected.

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
Some of our employees are covered by several maritime laws, statutes and regulations which circumvent and nullify certain liability limits established by state workers’ compensation laws, including provisions of the Jones Act, the Death on the High Seas Act, and the Seamen’s Wage Act. We are not generally protected by the limits imposed by state workers’ compensation statutes for these particular employees, and as a result, our exposure for claims asserted by these employees may be greater than would otherwise be the case.

We are subject to the control of our principal stockholders.
As of March 2, 2012, three of our current directors, Erik F. Johnsen, Niels M. Johnsen and Erik L. Johnsen, and their respective family members and affiliated entities, beneficially owned an aggregate of 23.27% of our common stock.  Niels M. Johnsen and Erik L. Johnsen are also executive officers of the Company, and their respective fathers are former executive officers.  Erik F. Johnsen continued to provide consulting services to us  through December 31, 2011.  As a result, the Johnsen family may have the ability to exert significant influence over our affairs and management, including the election of directors, delaying or preventing a change of control transaction, and effecting other corporate actions requiring stockholder approval.

We have a Yen-denominated loan and volatility in the USD/Yen exchange rate could cause material adjustments to the earnings we report each quarter.
We have a Yen-denominated loan of Yen 5,102,500,000 which at December 31, 2011, the remaining outstanding balance of which equated to a USD $60.8 million liability at a USD/Yen exchange rate of 76.92.  As described further in this annual report and our other  periodic SEC reports, current accounting guidelines require us to record adjustments to our earnings each quarter based on the impact that changes in exchange rates have on our liability under this loan.  Volatility in the USD/Yen exchange ratios could cause material adjustments to the earnings we report each quarter.

Repeal, amendment, suspension or failure to enforce the Jones Act could have an adverse affect on our business and results of operations.
A portion of our shipping operations are conducted in the U.S. coastwise trade. Under the Jones Act, this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under U.S. Flag.  Our failure to comply with these restrictions could subject us to severe penalties, including the permanent loss of the right to engage in U.S. coastwise trade.  If the Jones Act were repealed, substantially amended or waived, it could potentially result in additional competition from vessels built in generally lower-cost foreign shipyards and owned and manned by foreign nationals, which could have an adverse effect on our business, results of operations and financial condition. We cannot assure you that the Jones Act will not be repealed or modified.

Loss of our senior management or other key personnel could have an adverse effect on our business, financial condition and results of operations.
Our future success will depend, in significant part, upon the continued services of our senior management team and other key personnel, especially those of our Chief Executive Officer, President, and Chief Financial Officer, who have substantial experience in the shipping industry and over 108 years of collective experience with us. We believe that the experience of our senior management team is a vital component to maintain long-term relationships with our customers.  The loss of the services of any of these individuals could adversely affect our future operating results, and we may have to incur significant costs to find sufficient replacements for them, if available.

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
       Domestically, we participate in and make periodic contributions to various multi-employer pension plans under union and industry-wide agreements that generally provide defined benefits to employees covered by collective bargaining agreements.  Absent an applicable exemption, a contributor to a multi-employer plan is liable, upon termination or withdrawal from the plan, for its proportionate share of the plan’s underfunded vested liability.  Funding requirements for benefit obligations of multi-employer pension plans are subject to certain regulatory requirements and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations.

The Company may have exposure under its multi-employer plans in which it participates that extends beyond its funding obligation with respect to the Company’s employees.
The Company contributes to various multi-employer pension plans. In the event of a partial or complete withdrawal by the Company from any plan that is underfunded, the Company may be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which the Company cannot independently validate, the Company believes that its portion of the contingent liability in the case of a full withdrawal or termination may be material to its financial position and results of operations. In the event that any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then the Company, along with the other remaining contributing employers, would be liable for its proportionate share of such plan’s unfunded vested benefits. In addition, if a multi-employer plan fails to satisfy the minimum funding requirements, the Internal Revenue Service may impose certain penalties and taxes.

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
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Item 7 of our annual report.  If future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

 ITEM 2.  PROPERTIES

Vessels
Of the 38 ocean-going vessels operating in our fleet at March 2, 2012, nineteen were 100% owned by us, ten were 25% owned by us, seven were leased, bareboat chartered or time chartered by us, and two were operated by us under operating contracts.

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

Certain of the vessels owned by our subsidiaries are mortgaged to various lenders to secure such subsidiaries’ long-term debt (See Note D - Long-Term Debt).

 Other Properties
We lease our corporate headquarters in Mobile, Alabama, our administrative, sales and chartering office in New York, our administrative office in Singapore, and our agency and chartering office in Shanghai.  In 2011, the aggregate annual rental payments under these operating leases totaled approximately $1.2 million.

ITEM 3.  LEGAL PROCEEDINGS

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims against us are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure. (For additional information, See Note I – Commitments and Contingencies.)

In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters.  While the outcome of such claims cannot be predicted with certainty, we believe that our insurance coverage and reserves with respect to such claims are adequate and that such claims should not have a material adverse effect on our business or financial condition. (For additional information, See Note I – Commitments and Contingencies.)

On June 23, 2009, a complaint was filed in U.S. District Court of Oregon by ten plaintiffs against approximately 40 defendants, including Waterman Steamship Corporation, which is one of our wholly owned subsidiaries. The suit was filed for contribution and recovery of both past and future cost associated with the investigation and remediation of the Portland Harbor Superfund Site. Based on our review to date, we believe our exposure, if any, would be limited to an insurance deductible which we believe would be immaterial.

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows, although we cannot provide any assurances to this effect.

ITEM 4.  Mine Safety Disclosures

N/A

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange and is traded under the symbol ISH.  The following table sets forth the high and low sales prices, along with the quarterly dividends, for each of the quarters indicated.

2010	High	Low	Paid

1st Quarter	$ 32.25	$ 26.06	$ 0.500/Share
2nd Quarter	32.43	20.87	$ 0.375/Share
3rd Quarter	28.93	20.64	$ 0.375/Share
4th Quarter	29.49	23.82	$ 0.375/Share

			Dividends
2011	High	Low	Paid

1st Quarter	$ 27.11	$ 22.30	$ 0.375/Share
2nd Quarter	26.39	19.87	$ 0.375/Share
3rd Quarter	22.01	16.54	$ 0.375/Share
4th Quarter	21.23	16.66	$ 0.375/Share

As described in greater detail in Item 1A of this report, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

As of March 2, 2012, there were approximately 396 stockholders of record of our common stock.  As of March 2, 2012, the closing stock price of our common stock was $20.63.

Performance Graph

The following graph compares the cumulative total shareholder return of our Common Stock to that of the S&P 500 Index and an Industry Peer Group (which consists of Overseas Shipholding Group, Diana Shipping Inc., Alexander & Baldwin, Inc., and Eagle Bulk Shipping Inc.) for the Company's last five fiscal years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2006
2007
2008
2009
2010
2011
International Shipholding Corp.
Peer Group
S&P 500 Index - Total Returns

*Assumes $100 invested at the close of trading on the last trading day in 2006 in ISH common stock, the S&P 500, and the Industry Peer Group.  Also assumes reinvestment of dividends.

December 31,
	2006	2007	2008	2009	2010	2011

ISH --♦--	$100.00	$161.39	$192.06	$255.84	$222.75	$ 176.11
S&P --▲--	$100.00	$105.50	$ 66.47	$ 84.05	$ 96.72	$ 98.77
Peer Group --■--	$100.00	$144.99	$ 70.87	$ 83.28	$ 81.63	$ 56.56

In accordance with New York Stock Exchange rules, Niels M. Johnsen, our Chief Executive Officer, has certified to the NYSE that, as of May 20, 2011, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.   The certification is to be submitted to the NYSE each year no later than 30 days after our annual stockholders meeting.

Our Chief Executive Officer and Chief Financial Officer certifications required for 2011 by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.

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

	This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.

	(All Amounts in Thousands Except Share and Per Share Data)	Year Ended December 31,
		2011 (7)	2010	2009		2008 (2)	2007
Income Statement Data (1):
	Revenues (3)	$263,196	$290,049	$379,951		$281,901	$218,113
	Impairment Loss (4) (5)	-	25,430	2,899		369	-
	Gross Voyage Profit	45,726	37,343	61,120		41,693	28,776
	Operating Income	43,609	16,183	36,270		20,279	10,630
	Income from Continuing Operations	31,549	15,302	42,221		34,222	11,792
	Net Income Available to Common Stockholders	31,549	15,302	42,221		38,961	15,016
	Basic and Diluted Earnings Per Common Share (6):
	Net Income Available to Common Stockholders - Basic	4.42	2.14	5.84	#	4.67	1.48
	Net Income Available to Common Stockholders - Diluted	4.40	2.12	5.80	#	4.56	1.41

Balance Sheet Data:
	Working Capital	19,343	17,736	40,538		50,506	23,189
	Total Assets	665,579	543,205	496,650		434,111	440,655
	Long-Term Debt, Less Current Maturities
	(including Capital Lease Obligations)	286,014	200,241	97,635		126,841	130,523
	Convertible Exchangeable Preferred Stock	-	-	-		-	37,554
	Stockholders' Investment	249,355	233,750	238,931		205,192	173,702

Other Data:
	Cash Flow from Operations	46,273	64,387	62,681		42,185	20,231
	Cash Flow from Investing Activities	(100,808)	(114,946)	(83,995)		41,434	(2,180)
	Cash Flow from Financing Activities	56,063	27,179	12,728		(45,887)	(48,221)
	Cash Dividends Per Share of Common Stock	1.500	1.625	2.00		0.50	-
	Weighted Average Shares of Common Stock Outstanding:
	Basic	7,131,820	7,158,439	7,224,748		7,314,216	6,360,208
	Diluted	7,176,647	7,231,178	7,282,119		7,501,555	8,369,473

(1)
During 2007, the decision was made to discontinue our LASH Liner Service. As a result, the LASH Liner Service results were removed from continuing operations and reclassified into Discontinued Operations for all years presented above.

(2)	Includes income from the sale of a Dry Bulk vessel, of which we owned a 50% share.
(3)
Starting with the filing of our Form 10-Q for the quarterly period ended March 31, 2009, we began to report our revenues and voyage expenses for our supplemental cargoes on our U.S. flag Pure Car Truck Carriers on a gross basis. All periods presented include a reclassification for grossing up of our revenues and voyage expenses. This reclassification does not change what we previously reported for gross voyage profit, net income or earnings per share. The reclassification applies only to the reporting of revenues and voyage expenses for carriage of our supplemental cargo on our U.S. flag Pure Car Truck Carriers, which is part of our Time Charter Contracts- U.S. Flag Segment.

(4)
During the third quarter of 2010, we recorded a non-cash impairment loss of $25.4 million on our two Roll-on/Roll-off special purpose vessels included in our Rail Ferry Service segment. In 2009, the segment began to feel the impact of the current economic recession and reported lower than expected gross voyage profit results. The lower results were further dampened by the loss of one of the segment’s largest customers in December of 2009. As a result, the Company has routinely performed an impairment test in prior periods and determined based on the projected results it could recover the carrying value of the assets.  However, based on the challenge to replace the major customer lost in 2009, a lack of improvement throughout 2010, and no improvement expected in the short term for the segment’s operating results, the Company determined that the cash flows expected to be generated by the long-lived assets of its Rail-Ferry segment are less than the carrying amount of these assets. The fair value of these assets was estimated based upon an independent third party appraiser (Level 2 inputs).

(5)
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

(6)	Basic and diluted earnings per common share from continuing operations
(7)	Includes an $18.8 million gain on the remaining 50% interest in Dry Bulk Cape Holding, Inc.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K and other documents filed or furnished by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties, and other factors that may cause our actual results to be materially different from the anticipated future results expressed or implied by such forward-looking statements.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “anticipate,” “project,” “seek,” “hope,” “should” or “could” and other similar words.

Our forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to factors and uncertainties that could cause our actual results to differ materially from such statements.

Such forward-looking statements include, without limitation, statements regarding (1) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives; (2) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (3) estimated scrap values of assets; (4) estimated proceeds from selling assets and the anticipated cost of constructing or purchasing new or existing vessels; (5) estimated fair values of financial instruments, such as interest rate, commodity and currency swap agreements; (6) estimated losses under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (7) estimated losses attributable to asbestos claims or other litigation; (8) estimated obligations, and the timing thereof, relating to vessel repair or maintenance work; (9) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (10) our ability to remain in compliance with applicable regulations and our debt covenants; (11) anticipated trends in government sponsored cargoes; (12) our ability to effectively service our debt; (13) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (14) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and (15) assumptions underlying any of the foregoing.

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

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	unanticipated changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular,
•	unanticipated changes in cargo rates, charter hire, cost of fuel we are not able to pass on to customers, or other operating expenses,
•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate,
•	changes in interest rates, which could increase or decrease the amount of interest we incur on our variable rate debt and the availability and cost of capital to us,
•	the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures,
•	changes in accounting policies and practices adopted voluntarily or as required by GAAP,
•	changes in laws and regulations such as those related to government assistance programs and tax rates,
•	the frequency and severity of claims against us, including the possibility of unanticipated adverse outcomes of current or future legal proceedings,
•	unexpected out-of-service days on our vessels whether due to unplanned maintenance or other causes,
•	the ability of customers to fulfill their obligations with us,
•	the performance of unconsolidated subsidiaries or revenue sharing agreements,
•	political events in the United States and abroad, including terrorism and piracy, and the U.S. military's response to those events,
•	election results, regulatory activities and the appropriation of funds by the U.S. Congress,
•	changes in foreign currency exchange rates, and
•	other economic, competitive, governmental, and technological factors which may affect our operations.

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

For additional information, see Items 1, 1A and 7 of this report.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. Following is a discussion of the accounting policies that involve a higher degree of judgment and the methods of their application. For a description of all of the Company’s material accounting policies, see Note A to the Company’s consolidated financial statements set forth in Item 8.

Voyage Revenue and Expense Recognition

We currently generate our revenue from time charters and voyage charters. Time charter revenue is for a specific period of time at a specific rate per day, and is generally not as complex or as subjective as voyage charters.
Revenues and expenses relating to our Rail-Ferry Service and Contracts of Affreightment segment’s voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period.  Based on our experience, we believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other segments' voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

Vessel Lives and Depreciation

The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased, less depreciation and/or impairment charges, if applicable. We depreciate our vessels on a straight-line basis over their estimated useful lives, estimated based on the type and age of the vessel. (See Note A- Summary of Significant Accounting Policies). Depreciation is based on cost less the estimated residual salvage value. Salvage, or scrap, value is based on a vessel’s lightweight tonnage (“lwt”) multiplied by a scrap rate to compute each vessel’s salvage value. We apply an initial scrap rate equal to the average applicable scrap rates for the three months preceding the date the vessel is initially placed in service. An increase in the useful life of a vessel or in its salvage value would have the effect of decreasing the annual depreciation charge. On the other hand, a decrease in the useful life of a vessel or in its salvage value would have the effect of increasing the annual depreciation charge. The useful life and scrap value of all our vessels are reviewed every three years or when specific events or changes occur. Specifically, every three years the scrap value is reviewed and compared to the most recent three-year average of steel prices. The review will be performed for the 2012 fiscal year.  If  management feels an adjustment is warranted, the salvage value is adjusted based on this updated steel price. Due to the capital intensive nature of our business and our large base of depreciable assets, changes in such estimates could have a material effect on our results of operations.

Impairment of Long-Lived Assets

We review the carrying amounts of our vessels for possible impairment when events or circumstances indicate that the carrying value of a particular vessel may not be recoverable.  The carrying values of the vessels may not represent their fair market value at any point in time because the market prices of vessels tend to fluctuate with changes in charter rates, second hand vessel sales, the cost of newbuildings and various other factors discussed in this report.  We record impairment losses only when events occur that cause us to believe that the future cash flows for any individual vessel will be less than its carrying value.  In such instances, we would recognize an impairment charge in the period in which we determine that the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount, and the fair value is below the carrying amount.  In developing estimates of future cash flows, we must make assumptions about future charter rates, ship operating expenses, and the estimated remaining useful lives of the vessels.  These assumptions are based on historical trends as well as future expectations.  Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective.  We test our long-lived assets on an individual basis for recoverability whenever events or changes in circumstances indicate that the vessel’s carrying amount may not be recoverable. However, we believe there were no triggering events during 2011 to support an impairment analysis with respect to our vessels. For information on recent fixed asset impairment charges, see “Liquidity and Capital Resources – Rail-Ferry Service”.

Drydocking Costs

We defer certain costs related to the drydocking of our vessels.  There are two methods that are used by the shipping industry to account for drydockings: (a) the deferral method where drydocking costs are capitalized when incurred and amortized over the period of the next scheduled drydock; and (b) expensing drydocking costs in the period it is incurred. We use the deferral method of accounting for drydock costs. Under the deferral method, drydock costs are capitalized and amortized on a straight-line basis until the estimated date of the next drydock. We believe the deferral method better matches costs with revenue rather than expensing the costs as incurred. We use judgment when estimating the period between drydocks performed, depending on the age and type of vessel, its cargoes and other criteria.  Typically, we estimate the date between drydockings to be between 24 and 60 months.  If circumstances change, we will change the length of the amortization period, which can result in adjustments to the amortization of drydock expense.

Costs capitalized as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements, or relate to expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized drydocking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessel’s sale.

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

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740 (“ASC 740”). Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial income in another.  As described further in Item 1 of this report, our qualifying U.S. flag operations are taxed under the “tonnage tax” regime rather than under the U.S. corporate income tax regime.
Certain foreign operations are exempt from foreign income taxation under existing provisions of the laws of those jurisdictions.  Pursuant to existing U.S. tax laws, earnings from certain foreign operations will be subject to U.S. income tax when those earnings are repatriated.  Our intention has been and remains to indefinitely re-invest $24,391,000, $12,583,000 and $3,051,000 of our 2011, 2010 and 2009 respective foreign earnings (losses excluded) in our foreign subsidiaries, and accordingly, have not provided deferred taxes against those earnings. The principal reasons for this position are as follows: maintenance of International Flag fleet, future expansion of International Flag fleet and U.S. Flag fleet’s operating cash flow needs are adequately met by its operations.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

      During 2010 the deferred tax assets created by the continued losses of the U.S. filing group resulting in the Company moving to an overall net deferred tax asset position.  Based on the above factors, it was determined that the establishment of a valuation allowance was warranted.  The valuation allowance was recorded, with the net deferred tax asset being reduced to zero as of December 31, 2010.  The Company’s position has not changed during 2011 and the valuation allowance remains in effect as of December 31, 2011, with the net deferred tax asset remaining at a zero balance.  The establishment of the valuation allowance results in a higher effective tax rate for both 2010 and 2011.

In considering the need both for establishment and continuation of a valuation allowance, the Company gave consideration to the following factors:

•	The Company files a consolidated U. S. corporate income tax return for its eligible domestic members.
•	Exclusive of the tonnage tax companies, this group has experienced book losses for the three year period.
•	The book losses have translated into net operating losses for U.S. tax reporting.

Derivative Instruments and Hedging Activities

Under ASC Topic 815, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through Stockholders’ Equity in Other Comprehensive Income (Loss).  We currently employ, or have employed in the recent past, interest rate swap agreements, foreign currency contracts, and commodity swap contracts.

Pension and Postretirement Benefits

Our pension and postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by ASC Topic 715. These assumptions include discount rates, health care cost trend rates, inflation rates, rate of compensation increases, expected return on plan assets, mortality rates, and other factors.  We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary and information as to historical experience and performance.  Differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense.

ASC Topic 715 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under ASC Topic 715, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income (Loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end.

Impairment of Investments

Our holdings in marketable securities are classified as available-for-sale and are thus carried on the balance sheet at fair value with changes in carrying value recorded in Accumulated Other Comprehensive Income/(Loss) until the investments are sold.  We review these investments and our investments in unconsolidated entities for impairment when there is evidence that fair value may be below the carrying value.  We write down an investment if fair value is below the carrying value and the impairment is other than temporary.  If we determine that a material decline in fair value below the carrying value is other than temporary, we would record a noncash impairment loss in our consolidated statement of income in the period in which that determination is made. The carrying value of that investment would then be written down to its fair value at the end of that period, establishing a new cost basis.  In determining the fair value of an investment and assessing whether any identified impairment is other than temporary, we use significant estimates and considerable judgments.  Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective.

Executive Summary
Overall Strategy

The Company operates a diversified fleet of U.S. and International Flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts or contracts of affreightment. Our business strategy consists of identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as protecting our long-standing customer base by providing quality transportation services.

2011 Overview
In 2011, the Company continued to execute its strategy of operating a diversified fleet of vessels under contracts which varied from short-tem to long-term. We believe this strategy provides an effective means to manage a volatile and uncertain global economy that has softened freight rates in most markets.

In November of 2011, the Company acquired a 2000-built multi-purpose ice strengthened vessel to service a recently awarded MSC contract. This contract is for a firm one year period after which MSC will have three one-year options and one 11-month option to extend the contract. The fixed time charter is expected to generate gross revenues of approximately $10 million for the firm initial one-year period and approximately $50 million if all of the options are exercised. The Company also added to its fleet ownership by acquiring two PCTC vessels which were previously under operating leases and fixed under long-term contracts to a charterer and one Capesize Bulk Carrier vessel operating in a revenue sharing agreement. Our three newly built International Flag Double Hull Handysize Bulk Carriers were completed and delivered to us in January 2011, operating under a revenue sharing agreement with European partners. In addition, the Company also completed a 25% investment position in ten mini-bulkers, making final equity payments of $1.6 million in January 2011.  All ten mini-bulkers operate under short-term charters. Finally, the Company divested itself of its 50% interest in a partnership which owned warehouse space previously used to support the Rail Ferry service when it operated out of a New Orleans terminal.

As previously reported, the Company operates two multi-purpose vessels, a small tanker and two container vessels that transport supplies to terminals that service Indonesian mining sites which was impacted by a labor strike in mid-2011.  We do not believe there will be a material impact to our financial results.

Results

2011 Consolidated Financial Performance

For the full year 2011, net income was $31.5 million, an increase of $16.2 million as compared to full year 2010. Reflected in the 2011 results is an $18.8 million gain from the acquisition of the remaining 50% interest in Dry Bulk Cape Holding, Ltd (“Dry Bulk”), while the 2010 results included an impairment charge of $25.4 million on the write-down of our Rail-Ferry vessels.  Excluding the aforementioned gain on the Dry Bulk acquisition in 2011 and the 2010 impairment charge, net income decreased from $40.7 million in 2010 to $12.7 million in 2011.  Total revenues decreased from $290.0 million to $263.2 million for the comparable years driven primarily by lower supplemental cargoes and less operating days on our three U.S. Flag RO/RO vessels under time charter to the MSC. The lower revenues were partially offset by the Rail-Ferry service results which continues to show improvements in its overall cargo carried and revenues from our three new Handysize vessels which began operating in January 2011.  Gross voyage profit was $45.7 million in 2011 as compared to $37.3 million for 2010. Excluding the previously mentioned 2010 impairment charge, gross voyage profit decreased by approximately $17.0 million or 27% from prior year results. This decrease was a factor of lower results from our supplemental cargoes, fewer operating days and higher depreciation expenses, partially offset by improvements from our Rail-Ferry service and three new Handysize vessels. Our administrative and general expenses were comparable from year to year.  Interest expense increased from $7.2 million to $10.4 million year on year, reflecting higher debt balances from the financing of our three new Handysize vessels as well as the recent purchases and financing of two PCTC vessels which were previously operated through operating leases. We recorded a foreign exchange loss of $3.1 million in 2011 as compared to an $8.2 million loss in 2010 as a result of the strengthening of the U.S. dollar against the Japanese Yen. Net loss/income from unconsolidated entities decreased from a profit of $9.3 million in 2010 to a loss of $410,000 for the full year 2011. This decrease was the result of operating results from Dry Bulk reflected in our revenues and expenses as opposed to being recorded on the one line item “net loss/income from unconsolidated entities” due to the acquisition as well as a decrease in results from our 25% interest in Oslo Bulk.

Financial Discipline & Strong Balance Sheet

▪	Total cash and marketable securities of $34.3 million
▪	Working capital of $19.3 million
▪	Operating cash flow for the fourth quarter period of $16.3 million

Overview of Fleet
Our Time Charter segments, which are primarily serviced by our Pure Car Truck Carrier vessels generally operating under medium to long-term contracts, provide us with a fixed income stream and consistent cash flow, with revenues only impacted by the amount of our off-hire time. The average firm contract charterhire period for our International Flag PCTC fleet and U.S. Flag PCTC fleet is approximately five years and three years, respectively.  In addition to this contractually fixed income, we also earn from time to time supplemental income as a result of chartering our U.S. Flag PCTC vessels back for the carriage of supplemental cargo when available.

In August of 2011, we were awarded a time charter contract with the MSC.  The contract is for a firm one year period after which the MSC will have three one-year options and one eleven month option to extend the contract. The time charter, which commenced in mid-December, 2011, is expected to generate gross revenues of approximately $10 million for the firm initial one-year period and approximately $50 million if all the options are exercised.  We purchased a 2000-built multi-purpose ice strengthened vessel to service the contract.  We funded the purchase of this vessel with available cash and by arranging permanent debt financing.

Because of recent downturns in our revenues and the overall condition of the global economy, we test our long-lived assets quarterly to determine whether or not our projected cash flows exceed the vessel’s carrying amount. Based on this assessment, we believe that no impairment existed at December 31, 2011.

Our Rail-Ferry segment, which is supported by two special purpose vessels, carries loaded rail cars between the U.S. Gulf Coast and Mexico. Since there are no fixed time charter contracts to support this service, this segment is exposed to changes in market conditions. Due to a history of losses, the recent economic downturn, and the inability to replace one of our former major northbound customers, we took an impairment charge of $25.4 million in the third quarter of 2010, to reduce the carrying value of these assets to their estimated fair values. No additional indicators of further impairment of these assets were deemed to be present as of December 31, 2011.

As of December 31, 2011, our fleet consisted of 40 vessels (including one Newbuilding), of which 19 we owned 100% directly through our wholly owned subsidiaries.  Of the 19 vessels, 15 are under individual fixed time charters varying from short, medium and long term in length and all 15 operated within our Time Charter Contracts - International Flag and Time Charter Contracts – U.S. Flag segments.  Two vessels operate on a voyage basis with no fixed contracts in our Rail-Ferry segment. We had one Handymax vessel delivered in early 2012 and a Capesize Bulk Carrier which are operating under short term charters and are part of a revenue sharing agreement with another company.  In February 2012, the operating contracts for  three vessels that we previously operated for the MSC terminated.For additional information on our vessels, please see the chart below:

The following table lists the vessels in our fleet as of December 31, 2011:

INTERNATIONAL SHIPHOLDING CORPORATION

FLEET STATISTICS
December 31, 2011

	Vessels		Year Built	Business Segment (1)	Owned (5)	Bareboat Charter/Leased	Operating Contracts	Partially Owned	Time Chartered (5)	Weight Carrying Capacity (LT)	Market Value Less Than Carrying Value "Y"

	GREEN BAY	PURE CAR/TRUCK CARRIER	2007	TC-US	X					18,381
	GREEN COVE	PURE CAR/TRUCK CARRIER	1994	TC-US	X					16,178
	GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	TC-US	X					22,799
	GREEN POINT	PURE CAR/TRUCK CARRIER	1994	TC-US	X					14,930
	GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	TC-US	X					21,523
	GREEN DALE	PURE CAR/TRUCK CARRIER	1999	TC-US	X					16,157
	ASIAN EMPEROR	PURE CAR/TRUCK CARRIER	1999	TC-I	X					21,479
	ASIAN KING	PURE CAR/TRUCK CARRIER	1998	TC-I	X					21,511
	CSAV RIO GEIKE	PURE CAR/TRUCK CARRIER	2010	TC-I	X					18,701
	USNS SGT. MATEJ KOCAK (6)	ROLL-ON/ROLL-OFF	1981	TC-US			X			25,073
	USNS PFC. EUGENE A. OBREGON (7)	ROLL-ON/ROLL-OFF	1983	TC-US			X			25,073
	USNS MAJOR STEPHEN W. PLESS (8)	ROLL-ON/ROLL-OFF	1983	TC-US			X			25,073
	ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	TC-US	X					38,234
	MAERSK ALABAMA	CONTAINER VESSEL	1998	TC-US		X				17,524
	MAERSK CALIFORNIA	CONTAINER VESSEL	1992	TC-US		X				25,375
	FLORES SEA	MULTI-PURPOSE VESSEL	2008	TC-I			X			11,151
	SAWU SEA	MULTI-PURPOSE VESSEL	2008	TC-I			X			11,184
	OCEAN PORPOISE	TANKER	1996	TC-I	X					13,193
	MARINA STAR 2	CONTAINER VESSEL	1982	TC-I					X	5,020
	TERRITORY TRADER	CONTAINER VESSEL	1991	TC-I					X	4,915
	SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	COA		X				27,241
	BALI SEA (2)	ROLL-ON/ROLL-OFF SPV	1995	RF	X					22,220
	BANDA SEA (2)	ROLL-ON/ROLL-OFF SPV	1995	RF	X					22,239
	BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	TC-1	X					170,578
	TSUNEISHI NEWBUILDING (3)	HANDYMAX BULK CARRIER	2012	TC-1	X					57,959
	EGS CREST	HANDYSIZE BULK CARRIER	2011	TC-I	X					35,914
	EGS TIDE	HANDYSIZE BULK CARRIER	2011	TC-I	X					35,916
	EGS WAVE	HANDYSIZE BULK CARRIER	2011	TC-I	X					35,921
	HUATAI NEWBUILDING (4)	HANDYSIZE BULK CARRIER	2011	TC-1					X	37,300
	GREEN WAVE	MULTI-PURPOSE ICE STRENGHTENED VESSEL	2000	TC-US	X					17,381
	OSLO BULK 1	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 2	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 3	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 4	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 5	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 6	MINI BULK CARRIER	2011	UE				X		8,000
	OSLO BULK 7	MINI BULK CARRIER	2011	UE				X		8,000
	OSLO BULK 8	MINI BULK CARRIER	2011	UE				X		8,000
	OSLO BULK 9	MINI BULK CARRIER	2011	UE				X		8,000
	OSLO BULK 10	MINI BULK CARRIER	2011	UE				X		8,000
					19	3	5	10	3	916,143

(1)	Business Segments:
	TC-I	Time Charter Contracts-International Flag
	TC-US	Time Charter Contracts-U.S. Flag
	COA	Contracts of Affreightment
	RF	Rail-Ferry
	UE	Unconsolidated Entity

(2)	Originally built in 1982 - Converted 1995

(3)	Vessel delivered January 30, 2012

(4)	Vessel scheduled to deliver June 2012

(5)	Includes two Newbuildings, see Notes 3 and 4

(6)	Operating Contract terminated effective February 10, 2012

(7)	Operating Contract terminated effective February 20, 2012

(8)	Operating Contract terminated effective February 13, 2012

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business.  The following table provides a reconciliation of consolidated gross voyage profit to consolidated operating income.

(Amounts in thousands)	Year Ended December 31,
	2011	2010
Revenues	$263,196	$290,049

Voyage Expenses	$192,082	$209,347
Vessel Depreciation	$25,388	$17,929
Impairment Loss	$-	$25,430

Gross Voyage Profit	$45,726	$37,343

Other Operating Expenses:
Administrative and General Expenses	$20,961	$21,202
Gain on Dry Bulk Transaction	$(18,844)	$-
Gain on Sale of Other Assets	$-	$(42)
Total Other Operating Expenses	$2,117	$21,160

Operating Income	$43,609	$16,183

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

(Amounts in thousands)	Year Ended December 31,
	2011	2010
Gross Voyage Profit	$45,726	$37,343
Impairment Charge	-	25,430
Adjusted Gross Voyage Profit	$45,726	$62,773

Net Income	$31,549	$15,302
Impairment Charge	-	25,430
Gain on Dry Bulk Transaction	(18,844)	-
Adjusted Net Income	$12,705	$40,732

YEAR ENDED DECEMBER 31, 2011
COMPARED TO YEAR ENDED DECEMBER 31, 2010

(Amounts in thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2011
Revenues from External Customers	$151,141	$55,827	$17,835	$36,422	$1,971	$263,196
Voyage Expenses	114,924	28,263	17,930	30,664	301	192,082
Vessel Depreciation	10,598	11,139	-	3,642	9	25,388
Gross Voyage Profit (Loss)	25,619	16,425	(95)	2,116	1,661	45,726
Adjusted Gross Voyage Profit (Loss)	25,619	16,425	(95)	2,116	1,661	45,726
2010
Revenues from External Customers	$197,311	$47,208	$16,283	$26,672	$2,575	$290,049
Voyage Expenses	139,269	29,588	16,930	22,648	912	209,347
Vessel Depreciation	9,755	2,982	-	5,181	11	17,929
Impairment Loss	-	-	-	25,430	-	25,430
Gross Voyage Profit (Loss)	48,287	14,638	(647)	(26,587)	1,652	37,343
Adjusted Gross Voyage Profit (Loss)	48,287	14,638	(647)	(1,157)	1,652	62,773

The following table shows the breakout of revenues by segment between fixed and variable for the years 2011 and 2010, respectively:

Revenues 2011-2010 Year to Date
Thousands of Dollars
200,000
175,000
150,000
125,000
100,000
75,000
50,000
25,000
0
2011
2010
2011
2010
2011
2010
2011
2010
2011
2010
Time Charter - U.S. Flag
Time Charter - International Flag
COA
Rail-Ferry
Other

                                        ☐Variable Revenue              o  Fixed Revenue

Adjusted gross voyage profit represents gross voyage profit excluding non-cash impairment charges on fixed assets (as described further under “Non-GAAP Financial Measures” on page 15).  The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts-U.S. Flag: Overall revenues decreased by 23% or $46.2 million when comparing 2011 to 2010.  The decrease was driven primarily by a drop in the carriage of supplemental cargoes on our U.S. Flag Pure Car Truck Carriers, as volumes continue to settle at more historic levels.  The segment’s gross voyage profit decreased from $48.3 million in 2010 to $25.6 million in 2011 primarily as a result of the decrease in supplemental cargoes as well as an additional commercial voyage in 2010 and lower time charter rates in 2011 on our U.S. Flag Coal Carrier.  Partially offsetting these decreases was a reduction in lease expense from exercising the early buy out option of a previously leased vessel.  Our fixed contract revenues of $111.7 million and $117.1 million in 2011 and 2010, respectively, represent revenues derived from our fixed time charter contracts, and our variable revenues of $39.4 million and $80.2 million for the same periods in 2011 and 2010, respectively, represent revenues derived from our supplemental cargoes.

Our U.S. Flag Time Charter Contracts segment results also include operating contracts for three Roll-on/Roll-off vessels to the MSC.  January 2012 we were notified that we would not be awarded contract renewals. All three vessels’ operating contracts were terminated in February 2012. These three contracts represented 10.1% of our total revenue in 2011 and 17.5% of the segment revenue.

Time Charter Contracts-International Flag: Revenues increased from $47.2 million in 2010 to $55.8million in 2011 and gross voyage profit for this segment increased from $14.6 million in 2010 to $16.5 million in 2011.   The increase in revenues and gross voyage profit is primarily attributable to contributions made by our three new Handysize Bulk Carriers placed in service in the first quarter of 2011, a Capesize Bulk Carrier, which we began consolidating upon acquiring a 100% interest in Dry Bulk at the end of the first quarter of 2011, and a reduction in lease expense from exercising the early buy out option of a previously leased vessel.  Our fixed revenues of $36.1 million in 2011 represent our revenues from fixed contracts.  Our variable revenues of $19.7 million in 2011 represent revenues earned by our three new Handysize Bulk Carriers pursuant to a revenue sharing agreement which commenced in January 2011.  All revenues in 2010 were derived under fixed revenue time charter contracts.

Contract of Affreightment: Revenues increased from $16.3 million in 2010 to $17.8 million in 2011.  Our gross voyage profit improved from a $647,000 loss in 2010 to a $95,000 loss in 2011 with higher fuel costs offsetting the increase in revenues.

Rail-Ferry Service: Revenues for this segment increased from $26.7 million in 2010 to $36.4 million in 2011 due to the beneficial effects of our Northbound service being used as an alternative source of transportation resulting from outages on Mexico’s cross border rail service.  Gross voyage profit was $2.1 million in 2011, compared to a gross voyage loss of $26.6 million in 2010.  Adjusted gross voyage loss in 2010 was $1.2 million, excluding a $25.4 million impairment loss taken on the segment’s two Roll-on/Roll-off Special Purpose double deck vessels in the third quarter of 2010.

We based the aforementioned non-cash impairment charge taken in the third quarter of 2010 on our determination that the cash flows expected to be generated by the long-lived assets of the Rail-Ferry segment were less than the carrying amount of these assets due partially to the challenge of replacing a major customer that was lost in late 2009.

Other: For this segment, gross voyage profit remained constant at $1.7 million in 2011 compared to 2010.

Other Income and Expenses

Administrative and general expenses (A&G) decreased slightly from $21.2 million in 2010 to $21.0 million in 2011.

The following table shows the significant A&G components for the twelve months ending December 31, 2011 and 2010 respectively:

(Amounts in thousands)	Year Ended December 31,
A&G Expense	2011	2010	Variance
Wages and Benefits	$11,198	$10,172	$(1,026	*)
Executive Stock Compensation	1,801	2,342	541
Professional Services	2,569	2,639	70
Insurance and Worker’s Compensation	530	960	430
Office Building Expense	1,400	1,444	44
Other	3,463	3,645	182
TOTAL:	$20,961	$21,202	$241

* The 2010 amount includes a one-time downward adjustment to pension cost in the third quarter of 2010.

Interest Expense increased from $7.2 million in 2010 to $10.4 million in 2011 due to higher debt balances associated with the financing of our two recently purchased PCTCs and three new Handysize Bulk Carriers.

Derivative Loss decreased from $426,000 in 2010 to $101,000 in 2011. These losses represent the ineffectiveness of a portion of a derivative contract and the related mark-to-market adjustment associated with this portion of the derivative. (See Foreign Currency Exchange Rate Risk on page 17.)

Loss(Gain) on Sale of Investments decreased from a $213,000 profit in 2010 to a loss of $747,000 in 2011. This was due to a loss of $967,000 on the sale of our 50% interest in an unconsolidated entity which owned a New Orleans transloading and storage facility  in December 2011.

Other Income from Vessel Financing increased from $2.3 million in 2010 to $2.7 million in 2011 due to interest earned on an escalated note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Investment Income decreased from $1.8 million in 2010 to $637,000 in 2011 due to higher cash balances in the first quarter of 2010, higher average balances of interest-bearing debt securities in 2010, and an adjustment on returns for the prior year.

Foreign Exchange Loss of $3.1 million in 2011, a decrease from a $8.2 million loss in 2010, is associated with the financing of one of our International Flag PCTC’s.  The loss is due to the revaluation of our Yen-denominated loan due to a strengthening of the value of the Yen since the end of the 2010.  The exchange loss was based on a change in the exchange rate of 81.22 Yen to 1 USD at December 31, 2010 compared to 76.92 Yen to 1 USD at December 31, 2011 (See Item 1A Risk Factors).

Income Taxes

We recorded a provision for income taxes of $680,000 on our $32.6 million of income before equity in net (loss)/income of unconsolidated entities for the year ended December 31, 2011.  For the year ended December 31, 2010 our income tax benefit was $1.3 million on our $4.7 million of income before equity in net income of unconsolidated entities.  This unfavorable change was based on improvements in our operations taxed at the U.S. corporate statutory rate, and our establishment of a valuation allowance in 2010 on certain deferred tax assets.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in net (loss) income of unconsolidated entities, net of taxes, decreased from $9.3 million in 2010 to a loss of $410,000 in 2011.
The 2011 results were primarily driven by our 25% investment in Oslo Bulk, which reported a loss of $1.3 million.  Included in the Oslo Bulk results is a negative mark-to-market adjustment of $674,000 on an ineffective interest rate swap contract. The 2010 results contain Dry Bulk’s earnings of $10.8 million. Prior to us acquiring 100% of Dry Bulk on March 25, 2011, we reported our proportionate interest in Dry Bulk using the equity method.  As a result of the 2011 step acquisition, Dry Bulk’s results are now consolidated in our Time Charter Contracts-International Flag segment.

YEAR ENDED DECEMBER 31, 2010
COMPARED TO YEAR ENDED DECEMBER 31, 2009

(Amounts in thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2010
Revenues from External Customers	$197,311	$47,208	$16,283	$26,672	$2,575	$290,049
Voyage Expenses	139,269	29,588	16,930	22,648	912	209,347
Vessel Depreciation	9,755	2,982	-	5,181	11	17,929
Impairment Loss	-	-	-	25,430	-	25,430
Gross Voyage Profit (Loss)	48,287	14,638	(647)	(26,587)	1,652	37,343
Adjusted Gross Voyage Profit (Loss)	48,287	14,638	(647)	(1,157)	1,652	62,773
2009
Revenues from External Customers	$279,879	$50,966	$18,046	$27,891	$3,169	$379,951
Voyage Expenses	211,850	41,501	15,827	24,585	1,915	295,678
Vessel Depreciation	13,368	1,407	-	5,468	11	20,254
Impairment Loss	-	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	54,661	5,159	2,219	(2,162)	1,243	61,120
Adjusted Gross Voyage Profit (Loss)	54,661	8,058	2,219	(2,162)	1,243	64,019

The following table shows the breakout of revenues by segment between fixed and variable for the years 2010 and 2009,respectively:

Revenues 2010 - 2009 Year to Date
Thousands of Dollars
300,000
275,000
250,000
225,000
200,000
175,000
150,000
125,000
100,000
75,000
50,000
25,000
0
2010
2009
2010
2009
2010
2009
2010
2009
2010
2009
Time Charter - U.S. Flag
Time Charter - International Flag
COA
Rail-Ferry
Other

o  Variable Revenue              o  Fixed Revenue

Adjusted gross voyage profit represents gross voyage profit excluding non-cash impairment charges on fixed assets (as described further under “Non-GAAP Financial Measures” on page 15).  Beginning with the second quarter of 2010, we split Time Charter Contracts operations into two different operating segments, U.S. Flag and International Flag.  The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts-U.S. Flag: The decrease in this segment’s gross voyage profit from $54.7 million in 2009 to $48.2 million in 2010 is primarily due to the decrease in the carriage of supplemental cargoes on our U.S. Flag Pure Car Truck Carriers, which was partially offset by the reduction in 2010 in depreciation expense on our U.S. Flag Coal Carrier from extending its economic life to match the extension of the vessel’s time charter contract.  Gross revenues for the segment decreased from $279.9 million in 2009 to $197.3 million in 2010 primarily as a result of the decrease in supplemental cargoes.  Our fixed revenues of $117.1 million in 2010 and $109.5 million in 2009 represent revenues derived from our fixed time charter contracts, and our variable revenues of $80.2 million in 2010 and $170.4 million in 2009 represent revenues derived from our supplemental cargoes.

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

Rail-Ferry Service: Gross voyage profit decreased from a $2.2 million loss in 2009 to a $26.6 million loss in 2010, primarily due to a $25.4 million impairment charge recognized in 2010 on the segment’s two Roll-on/Roll-off Special Purpose double deck vessels. Adjusted gross voyage profit improved from a $2.2 million loss in 2009 to a $1.2 million loss in 2010, excluding the impairment charge.  This improvement is mainly due to reduced amortization costs (which are discussed further in Note X).  In December 2009, we were notified by one of our major Northbound customers of their intention to discontinue using the service effective immediately citing a sourcing decision as their reason for the change.  We were able to offset this loss partially with additional Northbound volumes driven by our service being used as an alternative source of transportation resulting from outages in Mexico’s cross border rail service and a negotiated retroactive settlement to reduce our port costs.

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

The following table shows the significant A&G components for the twelve months ending December 31, 2010 and 2009 respectively:

(Amounts in thousands)	Year Ended December 31,
A&G Expense	2010	2009	Variance

Wages and Benefits	$10,172	$10,142	$(30)
Executive Stock Compensation	2,342	1,834	(508)
Professional Services	2,639	2,627	(12)
Office Building Expense	1,444	1,292	(152)
Other	4,605	6,270	1,665
Consulting Fees*	-	476	476
TOTAL:	$21,202	$22,641	$1,439

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

Derivative Loss in 2010 represents the ineffective portion of a derivative contract and the related mark-to-market adjustment associated with this portion of the derivative. (See Foreign Currency Exchange Rate Risk on page 8.)

Investment (Income) Loss improved from a loss of $72,000 in 2009 to income of $1.8 million in 2010 due to other than temporary impairment losses taken on certain investments in 2009, higher average cash balances in the first quarter of 2010 and higher average balances of interest-bearing debt securities in 2010.

Other Income from Vessel Financing increased from $655,000 in 2009 to $2.3 million in 2010 due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss of $8.2 million in 2010 reflects the strengthening of the Japanese Yen against the U.S. Dollar related to the non-cash revaluation of our Yen denominated loan facility associated with the financing of our International Flag PCTC delivered in March 2010. (See Item 1A Risk Factors.)

Income Taxes

For 2010, we recorded a benefit for income taxes of $1.3 million on $4.7 million of income from continuing operations before income from unconsolidated entities, reflecting tax losses on operations taxed at the U.S. corporate statutory rate.  For 2009, our benefit was $3.5 million on $31.7 million of income from continuing operations before income from unconsolidated entities.  Our tax benefit decreased from the prior year primarily as a result of improved gross profits of the Company’s U.S. Flag Coal Carrier and the establishment of a valuation allowance in 2010 with respect to our net deferred tax asset as discussed below.

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

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net of taxes, increased from $7.0 million in 2009 to $9.3 million in 2010. The results were driven by our 50% investment in Dry Bulk, which owns two Capesize Bulk Carriers and has two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  Dry Bulk contributed $6.8 million in 2009 as compared to $10.8 million in 2010. Included in the 2010 results is a gain of $1.4 million on the sale of the remaining Panamax Bulk Carrier by a Dry Bulk affiliate. Offsetting Dry Bulk’s favorable results were 2010 losses of $1.1 million and $196,000 attributable to our 25% investments in Oslo Bulk and Tony Bulkers, respectively (See Note M).

LIQUIDITY AND CAPITAL RESOURCES – 2011

The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $17.7 million at December 31, 2010, to $19.3 million at December 31, 2011.  Cash and cash equivalents increased during 2011 by $1.5 million to a total of $21.4  million.  This increase was due to cash provided by operating activities of $46.3 million and cash provided by financing activities of $56.1 million being partially offset by cash used in investing activities of $100.8 million.  Of the $64.4 million in current liabilities at December 31, 2011, $36.1 million related to current maturities of long-term debt.

Net cash provided by operating activities of $46.3 million for 2011 was generated after adjusting for the items listed in our Consolidated Statements of Cash Flows, including non-cash items such as (i) depreciation of $26.4 million, (ii) amortization of deferred charges of $9.0 million and (iii) a $3.1 million loss on a foreign currency exchange related to the revaluation of our Yen-denominated loan facility.  These items were partially offset by drydocking payments of $6.8 million and a $18.8 million non-cash gain on an acquisition relating to the purchase of Dry Bulk. In addition, we received cash dividends of $750,000 from Dry Bulk prior to acquiring the remaining 50% interest in it.

Net cash used in investing activities of $100.8 million included capital expenditures of $109.6 million, classifying $8.9 million as restricted cash as required by a loan to value covenant in connection with our Yen denominated facility, and investments in unconsolidated entities of $2.5 million, offset by principal payments received under direct financing leases of $5.6 million, $7.1 million of cash assumed in the acquisition of 100% of Dry Bulk, $2.4 million from proceeds from sales of marketable securities and $4.7 million from cash received on note receivables.

Included in the $109.6 million of capital expenditures are $11.9 million for the final installment payment related to the three Handysize Bulk Carriers delivered in January 2011, $64.5 million for the purchase pursuant to early buy outs of two previously leased PCTC vessels, $12.3 million of installment payments on the Handymax Bulk Carrier Newbuilding assumed in the purchase of Dry Bulk and $21.0  million for the acquisition of a 2000-built multi-purpose ice strengthened vessel.

Net cash provided by financing activities of $56.1 million included outflows of regularly scheduled debt payments of $27.9  million, a line of credit payment of $10 million in the first quarter of 2011, a payment of $28.6 million to discharge debt assumed in connection with acquiring full control of Dry Bulk and cash dividends payments of $11.0 million. These cash outflows were offset by proceeds of $58.1 million from the final bank draw on the facility agreement to finance the construction and delivery of three Handysize dry bulk carriers delivered in January 2011 and the refinancing of the loan on a Capesize vessel in connection with the Dry Bulk transaction, $45.9 million received under a secured term loan facility agreement related to the purchase of two previously leased PCTC vessels, $6.2 million received on a term loan for an installment payment on the Handymax Bulk Carrier Newbuilding delivered in January, 2012, $15.7 million of loan proceeds to purchase the 2000-built multi-purpose ice strengthened vessel, and a draw on the Line of Credit of $9.5 million in December 2011, which was repaid in full in January.

Of the $21.4 million of cash and cash equivalents reflected on our consolidated balance sheet as of December 31, 2011, approximately $12.2 million is held overseas and is subject to our non-repatriation commitment discussed under the heading “ Tax Matters” in Item 1 of this annual report. Consequently, these funds are not available for use in the United States.

We filed with the Securities and Exchange Commission a universal shelf registration statement which we believe may provide us with flexibility to access the public equity and debt markets.

We routinely evaluate the acquisition of additional vessels or businesses and from time to time evaluate possible vessel diversities.  At any given time, we may be engaged in discussions or negotiations regarding acquisitions or dispositions.  We generally do not announce our acquisitions or dispositions until we have entered into a definitive agreement.  We may require additional financing in connection with any such acquisitions, the consummation of which could have a material impact on our financial condition or operations.

Stock Repurchase Program

On January 25, 2008, our Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of our common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  In 2008, we repurchased 491,572 shares of our common stock for $11.5 million. Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5.2 million.  Since then we have not repurchased  any other shares. Unless and until the Board otherwise provides, this authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

Debt and Lease Obligations

As of March 2, 2012, we held two vessels under operating contracts, three vessels under bareboat charter or lease agreements and two vessels under time charter agreements.  The types of vessels held under these agreements include (i) two Breakbulk/Multi Purpose vessels, and  four container vessels, all of which operate in our Time Charter-U.S. Flag and Time Charter-International Flag segments, and (ii) a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.  We also conduct certain of our operations from leased office facilities. See Item 2 of this report.
We have lease agreements on our offices in Mobile, AL, New York, NY and Shanghai, China, which expire in April 2027, June 2018 and June 2012, respectively.  We also have a lease agreement on our office in Singapore, which expires in September 2014, with an option to renew for a further period of three years.

On February 22, 2012, Waterman sold a U.S. Flag PCTC for $59.0 million under a sale/leaseback arrangement. As a result, we now lease the vessel under a 10 year lease, with early buy-out options to repurchase the vessel in 2017 and 2019 and fair market value at 2022.

From the proceeds of the aforementioned sale/leaseback, we paid off debt in 2012 of approximately $55.5 million, including $41.5 million related to a loan facility on this vessel.

Most of our operating lease agreements have fair value renewal options, early buy-out options and fair value purchase options.  Most of the agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.  In July 2011, we purchased two previously leased vessels for an aggregate purchase price of $64.5 million pursuant to early buy-out options.  On June 29, 2011, we entered into a secured term loan facility agreement that permitted us to borrow up to $45.9 million, for these purposes.  In July 2011, we drew the full amount of borrowings available under this facility agreement to finance a substantial portion of the aggregate purchase price for the two vessels, and paid the remainder of the purchase price with cash on hand.  All loans under this facility agreement are scheduled to mature on June 29, 2018.  For further information, please see our Current Report on Form 8-K dated June 29, 2011.

Debt Covenants

Substantially all of our credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital and interest expense coverage and a maximum amount of debt leverage.

As of December 31, 2011, the Company was in compliance with all financial covenants related to its debt obligations and we believe, based on current circumstances, that it is likely that we will continue to meet such covenants in the near future. The following table represents the actual and required covenant amounts for the twelve months ending December 31, 2011:

	Actual	Required
Net Worth (thousands of dollars) (1)	$ 249,355	$ 243,065
Working Capital (thousands of dollars) (2)	$ 19,343	$ 1
Interest Expense Coverage Ratio (minimum) (3)	8.64	2.50
Leverage Ratio (maximum) (4)	3.89	4.25

1.	Total assets minus total liabilities.
2.	Total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between consolidated indebtedness to consolidated EBITDA.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, seek additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations and/or accessing available lines of credit.  To the extent we are required to seek additional capital, our efforts could be hampered by the on-going uncertainty in the credit markets. (See Item 1a., Risk Factors.) We presently have variable to fixed interest rate swaps on 45.6% of our long-term debt.

Contractual Obligations and Other Commitments

The following is a summary of the scheduled maturities by period of our debt and lease obligations that were outstanding as of December 31, 2011:

Debt and lease obligations (000’s)	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt (including current maturities)	$322,093	$36,079	$72,754	$34,544	$30,734	$23,402	$124,580
Interest payments	44,144	10,507	8,918	7,247	5,913	5,019	6,540
Operating leases*	92,622	9,276	10,124	10,092	9,968	9,561	43,601
Vessel Commitments	19,975	19,975	-	-	-	-	-
Total by period	$478,834	$75,837	$91,796	$51,883	$46,615	$37,982	$174,721

* Included in operating leases is our approximate $17 million obligation to the Alabama State Port Authority related to the terminal upgrades in Mobile, Alabama, to be paid by us over the ten year terminal lease. We expect to meet this long term obligation, reported in other long-term liabilities, by the usage fees paid by our Rail Ferry vessels in the Mobile port.   Also included are lease payments related to the above described sale/leaseback transaction in February 2012.

The above contractual obligations table does not include contributions that we expect to make to our pension plan and the union sponsored pension plans in 2012 and beyond, as described further below and in Note F to our consolidated financial statements.

Current Economic and Market Issues

The worldwide economy continues to be impaired by slow growth and uncertainities.  Nonetheless, customers who have owed us payments under our fixed contracts have generally paid us in full within their customary terms.  For more information, see our list of risk factors included in Item 1A of this report.

During 2011, the financial markets continued to be buffeted by market volatility.  Due to the instability of foreign governments, market returns were hindered due to potential risk.  We continued to evaluate our pension diversification allocations.  We reduced our overall exposure to equities during this period.  As of the start of 2012, we have engaged a new financial consultant and while we are discussing with them various investment options to help lessen our risk, we have increased our equity positions in the pension fund to that of our benchmark of 60% equities and 40% fixed instruments.  We are also discussing the usage of actively managed funds to enhance our index based investments and address potential risk postures.  We expect to contribute approximately $1,600,000 to our pension plan for the fiscal year 2012.  This increase is necessary due to the reduction in the market driven discount rate which the Plan is required to use for the calculation of future liabilities.  We are evaluating an overall plan to address and fund the required contribution to overcome the effect of the discount rate reduction.

Rail-Ferry Service

In the third quarter of 2010, we determined that the cash flows expected to be generated by the long-lived assets of our Rail-Ferry segment were less than the carrying amount of these assets and we recognized a non-cash impairment charge of $25.4 million to reduce the carrying value of these assets to their estimated fair value. The fair value of these assets was estimated based upon an independent third party appraiser (Level 2 inputs).

We intend to continue to operate the Rail-Ferry segment as long as it can generate positive cash flows and further utilize the vessels available capacity to generate a return that would be accretive to net income. The segment’s results improved from a $1.2 million loss in 2010 to a profit of $2.1 million in 2011.

Bulk Carriers

In November 2009, we contracted with a Korean shipyard to construct three double hull Handysize Bulk Carrier Newbuildings.  We made payments of $17.0 million in the fourth quarter of 2009 and $71.0 million in 2010 on these vessels. All three vessels were delivered in January 2011.  With the acquisition cost of  these Newbuildings being fully funded, on August 2, 2010, we entered into a $55.2 million Senior Secured Term Loan Facility Agreement to finance the construction and delivery installment payments under separate shipbuilding contracts for these three Newbuildings.  The Facility matures in 2017 and is based on a 15-year amortization.

As a result of increasing our ownership in Dry Bulk from 50% to 100% on March 25, 2011, we presently own a 100% interest in  a Handymax Bulk Carrier Newbuilding, which was delivered in January 2012.  Our total investment in this newbuilding is approximately $41.6 million.  During the period of construction up to delivery, we contributed $20.2 million through December 31, 2011.  On June 20, 2011, we entered into a secured loan facility agreement in the amount of $47.5 million, divided into two tranches:  Tranche A, which provided $24.2 million used to refinance and repay existing indebtedness of $22.0 million related to a Capesize vessel assumed in connection with the Dry Bulk acquisition, and Tranche B which provided up to $23.3 million to finance the remaining installment payments on the Handymax Bulk Carrier Newbuilding.  Under Tranche B, we made draws for $6.1 million in November 2011 and $12.7 million in January 2012 and contributed another $2.0 million and $8.7 million upon launching of the vessel and final delivery in January 2012.  For further information on this agreement, see our Current Report on Form 8-K, dated June 20, 2011.

In December 2009, we acquired for $6.25 million a 25% investment in Oslo Bulk AS (“Oslo Bulk”) which in 2008 contracted to build eight new Mini-Bulkers. All of the Mini-Bulkers have been delivered and deployed as of July 2011.  During 2010, we invested an additional $3.9 million in Tony Bulkers Pte Ltd (“Tony Bulkers”), an affiliate of Oslo Bulk, for our 25% share of the installment payments for two additional new Mini-Bulkers, both of which have been delivered and deployed as of July 2011.  We paid our remaining share of installment payments associated with these two Mini-Bulkers of approximately $1.7 million in January 2011.  These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of operations, net of taxes.

Dividend Payments

The payment of dividends to common stockholders is at the discretion of our Board of Directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008. Since then, the Board has declared a cash dividend each quarter. We achieved our full year 2011 target of $1.50 per share and the Board of Directors established a quarterly target dividend of $0.25 per share for the 2012 fiscal per year, subject to its discretions to change the target rate or discontinue dividends at any time.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption in fiscal 2012 to have a material effect on our operating results or financial position.

In September 2011, the FASB issued ASU 2011-09, Compensation – Retirement Benefits – Multi-employer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multi-employer Plan (“ASU 2011-09”), which is intended to increase disclosures about an employer’s participation in a multi-employer pension plan. ASU 2011-09 requires additional disclosures about an employer’s participation in a multi-employer pension plan. This guidance is effective for fiscal years ending after December 15, 2011 and is required to be applied retrospectively for all periods presented.  We have provided the additional required disclosures in the notes to our December 31, 2011 consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update is effective for us in our first quarter of fiscal 2013 and will be applied retrospectively. We do not believe adoption of this new guidance will have a material effect on our consolidated financial statements.

LIQUIDITY - 2010

The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $40.5 million at December 31, 2009, to $17.7 million at December 31, 2010.  The decrease in our working capital was temporary and is primarily related to construction payments on our three Handysize Bulk Carriers delivered in January 2011.  Permanent financing replenished the installment payments in early January 2011.  Cash and cash equivalents decreased during 2010 by $23.4 million to a total of $19.9 million.  This decrease was due to cash provided by operating activities of $64.4 million and cash provided by financing activities of $27.2 million being offset by cash used by investing activities of $114.9 million.  Of the $54.2 million in current liabilities at December 31, 2010, $21.3 million related to current maturities of long-term debt.

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

Net cash used in investing activities of $114.9 million for 2010 included capital outlays of $123.1 million and the purchase, net of sale, of short-term corporate bonds of $1.3 million, partially offset by proceeds from the sale of assets of $3.9 million, principal payments received under direct financing leases of $5.5 million, and cash investments in unconsolidated entities of $4.9 million.  Included in the $123.1 million of capital payments are $51.4 million for the final installment payment on an International Flag Pure Car Truck Carrier delivered in late March 2010 and installment payments of $71.0 million on three Handysize Bulk Carrier Newbuildings delivered in the first quarter of 2011. We have obtained permanent financing for both of these as noted below.

Net cash provided by financing activities of $27.2 million for 2010 included outflows of regularly scheduled debt payments of $14.5 million, an additional $6.0 million paid toward principal payment on debt affiliated with the purchase of two multi-purpose vessels in 2009, the buyback of shares of our common stock of $5.2 million and cash dividends paid of $11.9 million. These cash outflows were offset by the net effect of (i) a line of credit draw of $36.0 million offset by line of credit payments of $26.0 million, (ii) a debt payment of $48.4 million and loan proceeds of $46.0 million from the refinancing of the 2007 U.S. Flag PCTC, (iii) loan proceeds of $4.2 million and subsequent pay off of a bridge loan for $12.6 million, (iv) proceeds of $46.1 million from the final bank draw associated with financing of the International Flag PCTC Newbuilding and (v) proceeds of $21.2 million from bank draws on the facility agreement to finance the construction and delivery of three Handysize Dry Bulk Carriers delivered in January 2011.

LIQUIDITY - 2009

The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $50.5 million at December 31, 2008, to $40.5 million at December 31, 2009.  Cash and cash equivalents decreased during 2009 by $8.5 million to a total of $43.3 million.  This decrease was due to cash provided by operating activities of $62.7 million, and cash provided by financing activities of $12.7 million, offset by cash used by investing activities of $84.0 million.  Of the $98.8 million in current liabilities at December 31, 2009, $68.8 million related to current maturities of long-term debt.  Approximately $48.0 million of this debt is offset in current assets as the current portion of a direct finance lease on a PCTC we purchased in 2007.

Operating activities generated positive cash flow after adjusting net income of $42.2 million for non-cash provisions such as depreciation, amortization and gains on sales of assets and investments.  Cash provided by operating activities of $62.5 million for 2009 was generated after adjusting for non-cash items such as $2.9 million impairment loss on one of our International Flag container vessels, amortization of deferred charges, a non-cash deduction of $7.0 million from the equity in net income of unconsolidated entities, and deferred drydocking payments of $16.0 million. During 2009, we received cash dividends of $3.0 million from the normal operations of our unconsolidated entities.
Cash used by investing activities of $84.0 million for 2009 included capital outlays of $80.3 million and the purchase of short-term corporate bonds and mutual funds of $14.8 million, partially offset by proceeds from the sale of assets of $5.0 million and principal payments received under direct financing leases of $7.8 million.  Included in the $80.3 million of capital payments is $40.7 million for the purchase of the two vessels used in our Indonesian mining service, subsequently sold to a third party under an installment sale described further below.  Additionally, we made equity payments of $17 million paid toward the construction of three new double-hull Handy-size Dry Bulk Carriers, and $16.6 million in installment payments toward the construction of a Pure Car/ Truck Carrier to be delivered in March 2010.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2011, approximated its carrying value due to its short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt, including current maturities, was estimated to be $322.1 million compared to a carrying value of $322.1 million.  The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to our long-term debt at December 31, 2011 is not material.

We have entered into eight interest rate swap agreements with commercial banks, two in September of 2005, one in November of 2005, three in September of 2007, one in January 2008, and one in June 2011, in order to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  For each of these agreements, the fixed rate payor is the Company, and the floating rate payor is the commercial bank.  While these arrangements are structured to reduce our exposure to increases in interest rates, it also limits the benefit we might otherwise receive from any decreases in interest rates, and our weighted average cost of capital.

The fair value of these agreements at December 31, 2011, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $9.4 million. A hypothetical 10% decrease in interest rates as of December 31, 2011 would have resulted in a $9.8 million liability.

Commodity Price Risk

                As of December 31, 2011, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry Service and Contract of Affreightment segments.  We have fuel surcharges and escalation adjustments in place for both segments, which we believe managed the price risk for those services during 2011.  We estimate that a 20% increase in the price of fuel for the period January 1, 2011 through December 31, 2011 would have resulted in an increase of approximately $1.0 million in our fuel costs for the same period, and in a corresponding decrease of approximately $0.14 in our basic earnings per share based on the shares of our common stock outstanding as of December 31, 2011.  The additional fuel costs assume no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates.  Our charterers in the Time Charter Contracts – U.S. Flag and the Time Charter Contracts – International Flag segments are responsible for purchasing vessel fuel requirements; thus, we have no direct fuel price risk in these segments.

Foreign Currency Exchange Rate Risk

We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2011.  These contracts mature on various dates during 2012. The fair value of these contracts at December 31, 2011, is an asset of $202,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be an asset of $182,000.

On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a 6400 CEU Newbuilding PCTC, which was completed and delivered in March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a Yen interest rate swap (the “Facility”) designed to cap the interest at 2.065%.  In June 2009, we received notification that the banking institution would be exercising their option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000.  Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued, with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1 to 5 Yen increase or decrease on the exchange rate between the U.S. Dollar and Yen, which was $1 to Yen 76.92 at December 31, 2011, would impact our earnings by approximately $600,000 to $3.0 million for the reporting period (See Item 1A-Risk Factors).  While we believe that these fluctuations may smooth out over time, any particular reporting period could be materially impacted by these adjustments.  There was a 5% appreciation in the Yen to USD exchange rate at December 31, 2011 compared to December 31, 2010, resulting in a $3.1 million foreign exchange loss for the year ended December 31, 2011, reported under Interest and Other on our Consolidated Statement of Income.  We continue to monitor the movements in the foreign currency markets in order to take advantage of potential opportunities.  From time to time over the past year, the Japanese Government has intervened in the foreign currency market in an attempt to weaken the value of the Yen.  We bought forward contracts to purchase Yen to cover our installments due under the Facility for the periods December 15, 2010 and March 15, 2011.  The rate of exchange for these transactions was approximately Yen 85.4 to 1 USD, with total USD equivalents of $3,005,000.  On January 27, 2011 we purchased another 128 million Yen to cover the June 15, 2011 installment for 82.80 to 1 USD, or a USD equivalent of $1,546,000. On April 1, 2011, we purchased another 126 million Yen to cover the September 15, 2011 installment for 84.03 to 1 USD, or a USD equivalent of $1,500,000.   Due to the strengthening of the Yen throughout the third and fourth quarters of 2011, we have not purchased any further contracts, but will continue to monitor the currency markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 begins on page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2011, we conducted an evaluation of the effectiveness of our disclosure controls and procedures.  The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on that evaluation as of December 31, 2011, our CEO and CFO have concluded that our disclosure controls and procedures are effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

                Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears herein.

 Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not repurchase any of our shares of common stock during 2011. As of December 31, 2011, we had 285,377 shares available to be purchased under our 2008 repurchase plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2011 – October 31, 2011	-	-	-	285,377
November 1, 2011 - November 30, 2011	-	-	-	285,377
December 1, 2011 – December 31, 2011	-	-	-	285,377

On February 1, 2011 and March 14, 2011, 15,107 and 16,734 shares of common stock, respectively, were retired in order to meet tax liabilities associated with the vesting of Restricted Stock Grants by our executive officers.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-	-	394,288
Total	-	-	394,288

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

The following financial statements and related notes are included on pages F-1 through F-20 of this Form10-K.
Report of Independent Registered Public Accounting Firms
Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

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

(10.11)
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

(10.13)
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

      (21.1)Subsidiaries of International Shipholding Corporation *
      (23.1)Consent of PricewaterhouseCoopers LLP *
      (23.2)Consent of Ernst & Young LLP*
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

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

/s/ Manuel G. Estrada
March 09, 2012                                           By           ______________________________
Manuel G. Estrada
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

/s/ Niels M. Johnsen
March 09, 2012                                           By           ____________________________
Niels M. Johnsen
Chairman of the Board and
Chief Executive Officer

/s/ Erik L. Johnsen
March 09, 2012                                           By           ____________________________
Erik L. Johnsen
President and Director

             /s/ Erik F. Johnsen
March 09, 2012                                           By           ____________________________
Erik F. Johnsen
Director

                                                             /s/ Edwin A. Lupberger
March 09, 2012                                           By           ____________________________
Edwin A. Lupberger
Director

/s/ H. Merritt Lane III
March 09, 2012                                           By           ____________________________
H. Merritt Lane III
Director

/s/ T. Lee Robinson, Jr.
March 09, 2012                                           By           ____________________________
T. Lee Robinson, Jr.
Director

/s/ James J. McNamara
March 09, 2012                                           By           ____________________________
James J. McNamara
Director

/s/ Kenneth H. Beer
March 09, 2012                                           By           ____________________________
Kenneth H. Beer
Director

/s/ Harris V. Morrissette
March 09, 2012                                           By           ____________________________
Harris V. Morrissette
Director

/s/ Manuel G. Estrada
March 09, 2012                                           By           ____________________________
Manuel G. Estrada
Vice President and Chief Financial Officer

/s/ Kevin M. Wilson
March 09, 2012                                           By       __________________________
Kevin M. Wilson
Controller

Index of Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Shipholding Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended present fairly, in all material respects, the financial position of International Shipholding Corporation and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules for the year ended December 31, 2011 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9a.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers  LLP

Birmingham, Alabama
March 09, 2012

Index of Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the accompanying consolidated balance sheet of International Shipholding Corporation as of December 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Shipholding Corporation at December 31, 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 14, 2011

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except share data)

	Twelve Months ended December 31,
	2011	2010	2009
Revenues	$263,196	$290,049	$379,951

Operating Expenses:
Voyage Expenses	192,082	209,347	295,678
Vessel Depreciation	25,388	17,929	20,254
Impairment Loss	-	25,430	2,899
Administrative and General Expenses	20,961	21,202	22,641
Gain on Dry Bulk Transaction	(18,844)	-	-
(Gain) Loss on Sale of Other Assets	-	(42)	2,209

Total Operating Expenses	219,587	273,866	343,681

Operating Income	43,609	16,183	36,270

Interest and Other:
Interest Expense	10,361	7,157	6,110
Derivative Loss	101	426	-
Loss (Gain) on Sale of Investment	747	(213)	(980)
Other Income from Vessel Financing	(2,653)	(2,335)	(655)
Investment (Income) Loss	(637)	(1,778)	72
Foreign Exchange Loss	3,051	8,196	-
	10,970	11,453	4,547
			-
Income Before Provision (Benefit) for Income Taxes and
Equity in Net (Loss) Income of Unconsolidated Entities	32,639	4,730	31,723

Provision (Benefit) for Income Taxes:
Current	680	692	306
Deferred	-	(1,982)	(3,845)
	680	(1,290)	(3,539)

Equity in Net (Loss) Income of Unconsolidated
Entities (Net of Applicable Taxes)	(410)	9,282	6,959

Net Income	$31,549	$15,302	$42,221
Basic and Diluted Earnings Per Common Share:

Basic Earnings Per Common Share:	$4.42	$2.14	$5.84

Diluted Earnings Per Common Share:	$4.40	$2.12	$5.80

Weighted Average Shares of Common Stock Outstanding:
Basic	7,131,820	7,158,439	7,224,748
Diluted	7,176,647	7,231,178	7,282,119

Dividends Per Share	$1.500	$1.625	2.000
The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31,	December 31,
ASSETS	2011	2010

Current Assets:
Cash and Cash Equivalents	$21,437	$19,909
Restricted Cash	8,907	-
Marketable Securities	12,827	15,776
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $100 and $311 in 2011 and 2010, respectively	20,553	19,016
Federal Income Taxes Receivable	242	242
Net Investment in Direct Financing Leases	6,278	5,596
Other Current Assets	4,037	3,375
Notes Receivable	4,450	4,248
Material and Supplies Inventory	5,034	3,774
Total Current Assets	83,765	71,936

Investment in Unconsolidated Entities	12,800	27,261
Net Investment in Direct Financing Leases, Less Current	43,837	50,102
Vessels, Property, and Other Equipment, net:
Vessels	581,705	365,797
Leasehold Improvements	26,128	26,128
Construction in Progress	20,729	78,355
Furniture and Equipment	9,372	7,863
	637,934	478,143
Less - Accumulated Depreciation	(171,820)	(143,667)
	466,114	334,476

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $17,429 and $14,525 in 2011 and 2010, respectively	16,546	14,482
Intangible Assets, Net	3,219	-
Due from Related Parties	1,571	4,124
Notes Receivable	37,714	40,142
Other	13	682
	59,063	59,430

TOTAL ASSETS	$665,579	$543,205

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	December 31,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$36,079	$21,324
Accounts Payable and Accrued Liabilities	28,343	32,876
Total Current Liabilities	64,422	54,200

Long-Term Debt, Less Current Maturities	286,014	200,241

Other Long-Term Liabilities:
Lease Incentive Obligation	6,640	7,022
Other	59,148	47,992

TOTAL LIABILITIES	416,224	309,455

Stockholders' Equity:
Common Stock, $1.00 Par Value, 10,000,000 Shares Authorized,	8,606	8,564
7,140,752 And 7,075,659 Shares Issued and Outstanding at
December 31, 2011 and December 31, 2010, respectively
Additional Paid-In Capital	85,830	84,846
Retained Earnings	204,109	183,541
Treasury Stock, 1,388,066 Shares at both December 31, 2011 and 2010	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(23,787)	(17,798)
TOTAL STOCKHOLDERS' EQUITY	249,355	233,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$665,579	$543,205

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts in thousands)
					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total

Balance at December 31, 2008	$ 8,390	$ 81,443	$ 152,379	$ (20,172)	$ (16,848)	$ 205,192

Comprehensive Income:

Net Income	-	-	42,221	-	-	42,221

Other Comprehensive Income (Loss):

Unrealized Foreign Currency Translation Loss	-	-	-	-	65	65

Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $131					222	222

Net Change in Fair Value of Derivatives, Net of Deferred Taxes of ($837)					4,156	4,156

Change in Funding Status of Benefit Plans, Net of
Deferred Taxes of $11	-	-	-	-	(286)	(286)

Total Comprehensive Income						46,378

Compensation Expense - restricted stock	94	1,746	-	-	-	1,840

Common Stock Dividends	-	-	(14,479)	-	-	(14,479)

Balance at December 31, 2009	$ 8,484	$ 83,189	$ 180,121	$ (20,172)	$ (12,691)	$ 238,931

Comprehensive Income:

Net Income	-	-	15,302	-	-	15,302

Other Comprehensive Income (Loss):

Unrealized Foreign Currency Translation Gain	-	-	-	-	111	111

Unrealized Holding Gain on Marketable Securities, Net of Deferred Taxes of $72					133	133

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of ($137)	-	-	-	-	(1,856)	(1,856)

Change in Funding Status of Benefit Plans, Net of
Deferred Taxes of $612, offset by Valuation Allowance of $612.	-	-	-	-	(3,495)	(3,495)

Total Comprehensive Income						10,195

Compensation Expense - restricted stock (net of forfeited shares)	80	1,657	-	-	-	1,737

Repurchase of Common Stock	-	-	-	(5,231)	-	(5,231)

Common Stock Dividends	-	-	(11,882)	-	-	(11,882)

Balance at December 31, 2010	$ 8,564	$ 84,846	$ 183,541	$ (25,403)	$ (17,798)	$ 233,750

Comprehensive Income:

Net Income	-	-	31,549	-	-	31,549

Other Comprehensive Income (Loss):

Unrealized Foreign Currency Translation Loss	-	-	-	-	(247)	(247)

Unrealized Holding Loss on Marketable Securities, Net of Deferred Taxes of ($2)	-	-	-	-	(5)	(5)

Net Change in Fair Value of Derivatives, Net of
Deferred Taxes of $217, offset by Valuation Allowance of $160.	-	-	-	-	261	261

Change in Funding Status of Benefit Plans,
Net of Deferred Taxes of $1,050, offset by Valuation Allowance of $1,050.	-	-	-	-	(5,998)	(5,998)

Total Comprehensive Income						25,560

Compensation Expense - restricted stock (net of forfeited shares)	42	984	-	-	-	1,026

Common Stock Dividends	-	-	(10,981)	-	-	(10,981)

Balance at December 31, 2011	$ 8,606	$ 85,830	$ 204,109	$ (25,403)	$ (23,787)	$ 249,355

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Twelve Months Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income	$31,549	$15,302	$42,221
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	26,391	18,898	21,020
Amortization of Deferred Charges and Other Assets	8,954	6,569	9,878
Deferred Benefit for Income Taxes	-	(1,982)	(3,845)
Gain on Dry Bulk Transaction	(18,844)	-	-
Impairment Loss	-	25,430	2,899
Non-Cash Stock Based Compensation	1,801	2,341	1,834
Equity in Net Loss (Income) of Unconsolidated Entities	410	(9,282)	(6,959)
Distributions from Unconsolidated Entities	750	3,000	3,000
(Gain) Loss on Sale of Assets	-	(42)	2,209
Loss (Gain) on Sale of Investments	747	(213)	(980)
Loss on Foreign Currency Exchange	3,051	8,196	-
Changes in:
Deferred Drydocking Charges	(6,803)	(2,516)	(15,960)
Accounts Receivable	(1,290)	4,737	1,649
Inventories and Other Current Assets	(1,200)	(1,287)	704
Other Assets	669	1,337	(913)
Accounts Payable and Accrued Liabilities	3,133	(3,906)	6,059
Other Long-Term Liabilities	(3,045)	(2,195)	(135)
Net Cash Provided by Operating Activities	46,273	64,387	62,681

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	5,583	5,522	7,763
Capital Improvements to Vessels and Other Assets	(109,631)	(123,146)	(80,303)
Proceeds from Sale of Assets	-	3,853	5,020
Purchase of Marketable Securities	(74)	(11,008)	(14,796)
Proceeds from Sale of Marketable Securities	2,413	9,615	3,529
Investment in Unconsolidated Entities	(2,545)	(4,949)	(6,250)
Acquisition of Unconsolidated Entity	7,092	-	-
Net Increase in Restricted Cash Account	(8,907)	-	-
Proceeds from Sale of Unconsolidated Entity	526	-	-
Proceeds from Note Receivables	4,735	5,167	1,082
Net Cash Used In Investing Activities	(100,808)	(114,946)	(83,995)

Cash Flows from Financing Activities:
Common Stock Repurchase	-	(5,231)	-
Proceeds from Issuance of Debt	135,330	153,476	41,617
Repayment of Debt	(66,498)	(108,029)	(14,175)
Additions to Deferred Financing Charges	(1,788)	(1,155)	(235)
Common Stock Dividends Paid	(10,981)	(11,882)	(14,479)
Net Cash Provided by Financing Activities	56,063	27,179	12,728

Net Increase (Decrease) in Cash and Cash Equivalents	1,528	(23,380)	(8,546)
Cash and Cash Equivalents at Beginning of Period	19,909	43,289	51,835
Cash and Cash Equivalents at End of Period	$21,437	$19,909	$43,289

Noncash investing and financing activities:
Note received as consideration in sale of vessels	$-	$-	$50,800

Noncash investing activities:
Reclassification of direct financing lease to vessels	$-	$48,093	$-

The accompanying notes are an integral part of these statements.

Index of Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of International Shipholding Corporation (a Delaware corporation) and its majority-owned subsidiaries.  In this report, the terms “we,” “us,” “our,” and “the Company” refer to International Shipholding Corporation and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain reclassifications have been made to the prior period financial information in order to conform to the current year presentation.

Nature of Operations

Through our subsidiaries, we operate a diversified fleet of U.S. and International Flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium to long-term charters or contracts of affreightment.  At December 31, 2011, our fleet consisted of 40 ocean-going vessels or newbuildings and related shoreside handling facilities.  Our core business strategy consists of identifying growth opportunities in niche markets as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as protect our long-standing customer base by providing quality transportation services. From time to time, we augment our core business strategy with opportunistic transactions involving short term spot market contracts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates are primarily used in accounting for the impairment and depreciation of fixed assets, intangible assets, self retention insurance, asbestos claims, pension and postretirement benefits, derivative instruments and hedging activities and income taxes.

Voyage Revenue and Expense Recognition

Revenues and expenses relating to our Rail-Ferry Service and Contracts of Affreightment segment’s voyages are recorded over the duration of the voyage. Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges. As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made. The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period. Based on our experience, we believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred. Revenues and expenses relating to our other segments’ voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

Maritime Security Program

The Maritime Security Act, which established the Maritime Security Program (“MSP”), was signed into law in October of 1996 and has been extended to 2015.  As of December 31, 2011, six of our Pure Car/Truck Carriers (“PCTCs”), and two of our Container vessels were qualified and received contracts for MSP participation.  Annual payments for each vessel in the MSP program were $2,950,000 in 2011 and $2,900,000 in 2010 and 2009.  We recognize MSP revenue on a monthly basis over the duration of the qualifying contracts.
Cash and Cash Equivalents

We consider highly liquid debt instruments and money market funds with an original maturity of three months or less to be cash equivalents.  The carrying amount approximates fair value for these instruments.

At December 31, 2011, we had $8.9 million of cash classified as Restricted Cash for requirements of a loan to value covenant in connection with our Yen denominated facility.  In early January, 2012, management decided to prepay the facility converting this Restricted Cash into Yen, in order to comply with the loan to value covenant.

Inventories

Inventories aboard our vessels are carried at lower of cost or market based on the first-in, first-out method of accounting. As of December 31, 2011 and 2010, inventory was approximately $5,000,000 and $3,800,000, respectively.

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

Vessels, Property and Other Equipment

For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method to the estimated salvage value.  Estimated useful lives of Vessels, Leasehold Improvements, and Furniture and Equipment are as follows:
Years
9 Pure Car/Truck Carriers	20
3 Special Purpose Vessels	25
1 Coal Carrier	15
4 Bulk Carriers	25
1 Tanker	25
Leasehold Improvements	10-20
Other Equipment	3-12
Furniture and Equipment	3-10

At December 31, 2011, our fleet of 40 vessels also included (i) three Roll-On/Roll-Off (“RO/RO”) vessels, which we operate, (ii) a Molten Sulphur Carrier, two multi-purpose vessels and four container vessels, which we charter in one of our services, (iii) one Handymax  Bulk Carrier Newbuilding(iv) one Handysize Bulk Carrier and (v) ten Mini-Bulkers in which we own 25% interest.

Costs of all major property additions and betterments are capitalized.  Ordinary maintenance and repair costs are expensed as incurred.  Interest and finance costs relating to vessels and other equipment under construction are capitalized to properly reflect the cost of assets acquired.  Capitalized interest totaled $339,000, $1,788,000, and $943,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Capitalized interest was calculated based on our weighted-average interest rate on our outstanding debt.

We monitor our fixed assets for impairment and perform an impairment analysis in accordance with Accounting Standards Codification (“ASC”) Topic 360 when triggering events or circumstances indicate a fixed asset or asset group may be impaired.  Such events or circumstances may include a decrease in the market price of the long-lived asset or asset group or a significant change in the way the asset is being used. Once a triggering event or circumstance is identified, an analysis is done which shows the net book value of the asset as compared to the estimated undiscounted future cash flows the asset will generate over its remaining useful life. It is possible that our asset impairment review would include a determination of the asset’s fair value based on a third-party evaluation or appraisal. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. There were no triggering events during 2011 that required an impairment analysis with respect to our vessels, and based on this assessment, we believe that no impairment existed at December 31, 2011.

We recorded an impairment charge of $25,430,000 in 2010 on our Rail Ferry service assets and a charge of $2,899,000 in 2009 on an International Flag container vessel (See Note W – Impairment of Long Lived Assets).

Index of Financial Statements
Drydocking Costs

We defer certain costs related to the drydocking of our vessels.  Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years). Because drydocking charges can be material in any one period, we believe that the capitalization and amortization of these costs over the drydocking period provides a better matching with the future revenue generated by our vessels. We capitalize only those costs that are incurred to meet regulatory requirements. Normal repairs, whether incurred as part of the drydocking or not, are expensed as incurred (See Note K – Deferred Charges and Intangible Assets).

Deferred Financing Charges and Intangible Assets

We amortize our deferred financing charges and intangible assets over the terms of the related financing agreements and contracts using the effective interest method (See Note K – Deferred Charges and Intangible Assets).

Self-Retention Insurance

We maintain provisions for estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates (See Note E – Self-Retention Insurance).

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

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740.  Provisions for income taxes include deferred income taxes that are provided on items of income and expense, which affect taxable income in one period and financial statement income in another period.

Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation.  However, pursuant to existing U.S. tax laws, earnings from certain of our foreign operations are subject to U.S. income taxes when those earnings are repatriated to the U.S.

The Jobs Creation Act, which first applied to us on January 1, 2005, changed the U.S. tax treatment of the foreign operations of our U.S. flag vessels and our International Flag shipping operations.  We made an election under the Jobs Creation Act to have our qualifying U.S. Flag operations taxed under the “tonnage tax” regime rather than under the usual U.S. corporate income tax regime (See Note G – Income Taxes).

Foreign Currency Transactions

Certain of our revenues and expenses are converted into or denominated in foreign currencies, primarily the Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso, Australian Dollar, and Japanese Yen.  All exchange adjustments are charged or credited to income in the year incurred. Excluding the foreign exchange losses related to the Yen-denominated loan facility as discussed on page 22, we recognized an exchange gain of $460,000 and $1,259,000 for the years ended December 31, 2011 and 2010, respectively, and an exchange loss of $208,000 for the year ended December 31, 2009, on foreign currency transactions related to operations.
In addition to the foreign currency operational transactions, we also recorded non-cash foreign exchange losses of $3.1 million and $8.2 million for the years ended December 31, 2011 and 2010, respectively, reflecting the periodic re-measurement of a Yen-denominated credit facility to U.S. Dollars. These losses are reflected in our Consolidated Statements of Income as “Interest and Other”.

Dividend Policy

The payment of dividends is at the discretion of our Board of Directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008.

Earnings Per Share

Basic earnings per share was computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects the effect of dilutive potential common shares, including shares issuable under restricted stock grants using the treasury stock method.

Derivative Instruments and Hedging Activities

Under ASC Topic 815, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair value of the hedge are recorded through Stockholders’ Equity in Other Comprehensive Income (Loss).  We currently employ, or have employed in the recent past, interest rate swap agreements and foreign currency contracts (See Note P – Fair Value of Financial Instruments , Derivatives and Marketable Securities).

Stock-Based Compensation

Under ASC Topic 505, we determine stock based compensation cost based on the grant date fair value of awards and  record compensation expense over the vesting period of such awards.  The compensation cost related to our restricted stock is determined based on the average stock price on the date of grant and is amortized on a straight-line basis over the vesting period. (See Note T – Stock-Based Compensation).

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

We account for our pension and postretirement benefit plans in accordance with ASC Topic 715.  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under ASC Topic 715, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other Comprehensive Income (Loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company’s fiscal year end.  This standard does not change the determination of net periodic benefit cost included in net income or the measurement issues associated with benefit plan accounting.  For the period ended December 31, 2011, the effect of the adjustment to our underfunded status was an increase in the liability of $6.0 million, and an Other Comprehensive Loss of $6.0 million, net of taxes of $1.1 million, with a full valuation allowance.  For the period ended December 31, 2010, the effect of the adjustment to our underfunded status was an increase in the liability of $3,495,000, and an Other Comprehensive Loss of $3,495,000, net of taxes of $612,000 with a full valuation allowance (See Note F – Employee Benefit Plans).

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption in fiscal 2012 to have a material effect on our operating results or financial position.

In September 2011, the FASB issued ASU 2011-09, Compensation – Retirement Benefits – Multi-employer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multi-employer Plan (“ASU 2011-09”) , which is intended to increase disclosures about an employer’s participation in a multi-employer pension plan. ASU 2011-09 requires additional disclosures about an employer’s participation in a multi-employer pension plan. This guidance is effective for fiscal years ending after December 15, 2011 and is required to be applied retrospectively for all periods presented.  We have provided the additional required disclosures in the notes to our December 31, 2011 consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update is effective for us in our first quarter of fiscal 2013 and will be applied retrospectively. We do not believe adoption of this new guidance will have a material effect on our consolidated financial statements.

Index of Financial Statements

NOTE B –REVISIONS

During the year ended December 31, 2011, we determined that $4.2 million of mutual funds should be classified as Marketable Securities.  Previously, such investments were classified as cash and cash equivalents. Accordingly, we revised the prior year classification to exclude from cash and cash equivalents $4.2 million of mutual funds at December 31, 2010 and 2009, respectively, and to classify such amounts as Marketable Securities. In addition, we have made corresponding adjustments to the accompanying statements of cash flows to reflect the gross purchases and sales of these securities as investing activities for the year ended December 31, 2009.  As a result, cash used in investing activities increased by $70,000 and $4.2 million for the years ended December 31, 2010 and 2009, respectively.  This revision does not affect previously reported cash flows from operating or from financing activities.

Certain amounts have also been revised within our financial statements as of December 31, 2010 to correct for items that were not appropriately classified within the balance sheet.  The net impact of these changes included a $3.4 million increase to Total Current Assets, a $4.3 million decrease to Other Assets, a $762,000 increase to Total Current Liabilities and a $1.7 million decrease to Other Long-Term Liabilities. These revisions do not affect previously reported cash flows from operating or financing activities, as well as previously reported cash used in investing activities.  These revisions do not impact our previously reported results from operations.  Management concluded that these revisions, both individually and in the aggregate, were not material to the previously issued financial statements but nonetheless revised the 2010 and 2009 financial statements for consistency with the 2011 presentation.

NOTE C – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(Amounts in thousands)	2011	2010
Pure Car/Truck Carriers	$ 290,830	$ 227,947
Special Purpose vessels	59,479	37,070
Coal Carrier	92,771	92,771
Tanker	8,009	8,009
Bulk Carriers	130,616	-
Non-vessel related property, plant and equipment	35,500	33,991
	617,205	399,788
Less: Accumulated depreciation	(171,820)	(143,667)
	445,385	256,121
Construction-in-progress (vessel and non-vessel)	20,729	78,355
	$ 466,114	$ 334,476

Total depreciation expense attributed to our Property, Plant and Equipment was $28,153,000, $20,550,000 and $24,020,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Depreciation on non-vessel items such as office equipment, furniture, etc. is recorded in Administrative and General Expenses.  Included in the Construction-in-Progress amount is approximately $20.0 million related to the final installment payment on the Handymax Bulk Carrier delivered in January, 2012.

NOTE D – LONG-TERM DEBT

Long-term debt consisted of the following:

(Amounts in thousands)		Interest Rate			Total Principal Due
		December 31,	December 31,	Maturity	December 31,	December 31,
Description		2011	2010	Date	2011	2010
Secured:
Notes Payable – Variable Rate	*	1.5738%	1.2894%	2015	$ 15,333	$ 18,000
Notes Payable – Variable Rate	*	0.0000%	0.0000%	2012	12,845	13,300
Notes Payable – Variable Rate	**	1.8293%	1.2894%	2013	29,389	36,857
Notes Payable – Variable Rate		3.0632%	N/A	2018	22,332	-
Notes Payable – Variable Rate		3.2702%	3.2575%	2014	13,318	15,739
Notes Payable – Variable Rate	***	1.0957%	1.0829%	2020	60,808	61,776
Notes Payable – Variable Rate		3.0600%	3.0563%	2017	41,656	44,722
Notes Payable – Variable Rate		2.88-2.92%	2.77-2.79%	2018	52,440	21,171
Notes Payable– Variable Rate	****	3.2458%	N/A	2018	24,162	-
Notes Payable – Variable Rate		2.6440%	N/A	2017	15,675	-
Notes Payable – Variable Rate		3.2458%	N/A	2018	18,460	-
Notes Payable – Variable Rate		3.0000%	N/A	2018	6,175	-
Unsecured Line of Credit		4.0349%	4.7575%	2013	9,500	10,000
					322,093	221,565
		Less Current Maturities			(36,079)	(21,324)
					$ 286,014	$ 200,241

*  We have interest rate swap agreements in place to fix the interest rates on our variable rate notes payable expiring in 2012 and 2015 at 5.17% and 4.41%, respectively.  After applicable margin adjustments, the effective interest rates on these notes payable are fixed at 4.67% and 5.41%, respectively. The swap agreements are for the same terms as the associated notes payable.

** We have three interest rate swap agreements currently in place to fix the interest rate on portions of this variable note payable at 3.46%, 2.69% and 2.45% respectively through the termination of the loan.  After applicable margin adjustments, the effective interest rates on the swapped portion of these notes payable are 4.71%, 3.94% and 3.70%, respectively.  Two of these swap agreements became effective in 2010 when the previous swap agreements terminated and the remaining agreement has been in place since the inception of the loan.

*** We have an interest rate swap agreement in place to fix the interest rate on our variable rate note payable expiring in 2020 at 2.065%.  After applicable margin adjustments, the effective interest rate on this note payable is fixed at 2.965%.  The swap agreement is for the same term as the associated note payable.

**** We have an interest rate swap agreement in place to fix the interest rate on our variable rate note payable expiring in 2018 at 1.80%.  After applicable margin adjustments, the effective interest rate on this note payable is fixed at 4.47%.  The swap agreement is for the same term as the associated note payable.

All of the debt listed in the chart above was either (i) issued directly by International Shipholding Corporation or (ii) issued by one or more subsidiaries of International Shipholding Corporation and guaranteed by International Shipholding Corporation.  Our variable rate notes payable and our line of credit are secured by assets with an aggregate net book value of $448,065,000 as of December 31, 2011, and by a security interest in certain operating contracts and receivables.

The aggregate principal payments required as of December 31, 2011, for each of the next five years are $36,079,000 in 2012, $72,754,000 in 2013, $34,544,000 in 2014, $30,734,000 in 2015, $23,402,000 in 2016 and $124,580,000 thereafter.

 Effective July 15, 2011, our revolving credit facility was reduced from $35 million to $30 million, the expiration date extended until April of 2013, and the letter of credit requiring $6.4 million of collateral was cancelled.  At December 31, 2011, we had $9.5 million drawn for working capital purposes, all of which was repaid in January 2012.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility. The net weighted average interest rate on all of our long-term debt after consideration of the effect of our interest rate swaps at December 31, 2011 and December 31, 2010 was 3.4593% and 3.5478%, respectively.

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

Additionally we entered into a credit facility with ING Bank on August 2, 2010 to finance 65% of the construction price of each of three Korean built vessels to be delivered in early 2011 with a maximum amount of $55,200,000.  As of December 31, 2010, a total of $21,171,000 had been drawn on this facility and the remaining $34,029,000 was drawn in January 2011.

We entered into a variable rate financing agreement with ING Bank N.V., London branch on June 20, 2011 for a seven year facility to finance the acquisition of a Cape Size vessel and a Handymax Bulk Carrier, that was under construction, both of which were assumed in the acquisition of Dry Bulk.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches:  Tranche A, fully drawn on June 20, 2011 in the amount of $24.2 million, and Tranche B, providing up to $23.3 million of additional credit.  Under Tranche B, $6.1 million was drawn in November 2011 and the final draw of $12.7 million was made in January 2012.

We entered into a variable rate financing agreement with DnB Nor Bank ASA on June 29, 2011 for a seven year facility to finance a portion of the acquisition price of two previously leased vessels.  This facility, totaling $45.9 million was fully drawn during July 2011.  We have an interest rate swap agreement in place for approximately 50% of this agreement to fix the interest rate on that portion at 1.80%.  After the applicable margin adjustments, the effective interest rate on the swapped portion of the notes payable is 4.47%.

We entered into a variable rate financing agreement with Capital One N.A. on December 28, 2011 for a five year facility totaling $15.7 million to finance a portion of the acquisition price of a multi-purpose ice strengthened vessel.  This facility was fully drawn prior to the end of 2011.

Most of our debt agreements, among other things, impose defined minimum working capital and net worth requirements, impose leverage requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.  As of December 31, 2011, we met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios.

Certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We have consistently remained in compliance with this provision of these loan agreements.

Index of Financial Statements
NOTE E – SELF-RETENTION INSURANCE

We are self-insured for Hull and Machinery claims in excess of $150,000 for each incident and for Loss of Hire claims in excess of 14 days.  The aggregate stop loss included in the policy is $1,000,000 for Hull and $500,000 for Machinery per policy year.  Once the aggregate stop loss amount is exceeded, we have coverage up to the limits provided.

Protection and Indemnity claims, including cargo and personal injury claims, are not included in our self-retention insurance program.  We have third party insurance coverage for these claims with deductible levels ranging from $100,000 to $250,000 per incident depending on vessel type.

The liabilities for self-insurance exposure and for claims under deductible levels were $1,952,000 and $1,102,000 as of December 31, 2011 and December 31, 2010, respectively.

NOTE F – EMPLOYEE BENEFIT PLANS

Pension and Postretirement Benefits

We maintain a defined benefit pension plan (the “Retirement Plan”) for employees hired prior to September 1, 2006, and all such employees of our domestic subsidiaries who are not covered by union sponsored plans may participate after one year of service. Employees hired on or after September 1, 2006 with at least one year of service as of June 30, 2008, are eligible to participate in the Cash Balance Plan as of July 1, 2008.  Computation of benefits payable under the defined pension plan is based on years of service, up to thirty years, and the employee's highest sixty consecutive months of compensation, which is defined as the participant’s base salary plus overtime (excluding incentive pay), bonuses or other extra compensation, in whatever form.  Our funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation.  Retirement Plan assets consist primarily of investments in equity and fixed income mutual funds and money market holdings.  The target asset allocation range is 40% in fixed income investments and 60% in equity investments.  The asset allocation on December 31, 2011 was 40%, or $10,220,000, in fixed income investments and 60%, or $15,425,000, in equity investments.  The asset allocation on December 31, 2010 was 42.74%, or $10,688,000, in fixed income investments and 57.26%, or $14,319,000, in equity investments.  The plan’s prohibited investments include selling short, commodities and futures, letter stock, unregistered securities, options, margin transactions, derivatives, leveraged securities, and International Shipholding Corporation securities.  The plan’s diversification strategy includes limiting equity securities in any single industry to 25% of the equity portfolio fair value, limiting the equity holdings in any single corporation to 10% of the fair value of the equity portfolio, and diversifying the fixed income portfolio so that no one issuer comprises more than 10% of the aggregate fixed income portfolio, except for issues of the U.S. Treasury or other Federal Agencies.  The plan’s assumed future returns are based primarily on the asset allocation and on the historic returns for the plan’s asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.  As of December 31, 2011, the plan has assets of $25,645,000 and a projected pension obligation of $32,496,000, and as of December 31, 2010, the plan had assets of $25,007,000 and a projected pension obligation of $27,473,000.  The increase in the unfunded portion in 2011 was due to the discount rate dropping in the market from 5.5% to 4.5%.

Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents.

The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, as defined in Note V.

December 31, 2011
(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Cash Equivalents
Money Market Funds	$418	$-	$-	$418

Equities
Domestic Equity Mutual Funds	$12,372	$-	$-	$12,372
International Equity Mutual Funds	$3,053	$-	$-	$3,053

Fixed Income
Taxable Fixed Income Funds	$9,802	$-	$-	$9,802

Total Assets at Fair Value	$25,645	$-	$-	$25,645

December 31, 2010
(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Cash Equivalents
Money Market Funds	$391	$-	$-	$391

Equities
Domestic Equity Mutual Funds	$10,801	$-	$-	$10,801
International Equity Mutual Funds	$3,518	$-	$-	$3,518

Fixed Income
Taxable Fixed Income Funds	$10,297	$-	$-	$10,297

Total Assets at Fair Value	$25,007	$-	$-	$25,007

The following table sets forth the two plans’ changes in the benefit obligations and fair value of assets and a statement of the funded status:

(Amounts in thousands)	Retirement Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$ 27,473	$ 25,432	$ 10,729	$ 6,863
Service Cost	542	477	41	76
Interest Cost	1,496	1,470	565	586
Actuarial Loss	4,304	1,377	1,060	3,753
Benefits Paid and Expected Expenses	(1,319)	(1,283)	(534)	(599)
Medicare Part D Reimbursements	-	-	37	50
Benefit Obligation at End of Year	$ 32,496	$ 27,473	$ 11,898	$ 10,729

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$ 25,007	$ 22,473	$ -	$ -
Actual Return on Plan Assets	731	2,867	-	-
Employer Contribution	1,226	950	497	549
Benefits Paid and Actual Expenses	(1,319)	(1,283)	(534)	(599)
Medicare Part D reimbursements	-	-	37	50
Fair Value of Plan Assets at End of Year	$ 25,645	$ 25,007	$ -	$ -

Funded Status	$ (6,851)	$ (2,466)	$ (11,898)	$ (10,729)

Key Assumptions
Discount Rate	4.50%	5.50%	4.50%	5.50%
Rate of Compensation Increase	4.50%	4.50%	N/A	N/A

The accumulated benefit obligation for the pension plan was $29,420,000 and $25,117,000 at December 31, 2011 and 2010, respectively.

Index of Financial Statements
The following table shows amounts recognized in accumulated other comprehensive income (loss):

(Amounts in thousands)	Retirement Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
Prior Service Cost	$ 22	$ 26	$ 43	$ 55
Net Loss	(11,467)	(6,368)	(4,587)	(3,741)
Change in Other Comprehensive Income (Loss)	$ (11,445)	$ (6,342)	$ (4,544)	$ (3,686)

The following table provides the components of net periodic benefit cost for the plans:

(Amounts in thousands)	Retirement Plan			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost
Service Cost	$ 542	$ 477	$ 468	$ 41	$ 76	$ 16
Interest Cost	1,496	1,470	1,481	565	586	416
Expected Return on Plan Assets	(1,907)	(1,706)	(1,426)	-	-	-
Amortization of Prior Service Cost	(3)	(3)	(3)	(11)	(11)	(11)
Amortization of Net Actuarial Loss	380	342	409	213	198	(16)
Net Periodic Benefit Cost	$ 508	$ 580	$ 929	$ 808	$ 849	$ 405

The assumptions used in the measurement of net pension cost are shown in the following table:

Key Assumptions	2011	2010	2009	2011	2010	2009
Discount Rate	5.50%	6.00%	6.75%	5.50%	6.00%	6.00%
Expected Return on Plan Assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of Compensation Increase	4.50%	4.50%	4.50%	N/A	N/A	N/A

For measurement purposes, the health cost trend was assumed to be 7.8% and the dental care cost trend rate was assumed to be 5.0% in 2011-2067. The health care cost trend will decrease by 0.5% in 2012, 0.4% in 2013 and 0.5% in 2014-2016. The health cost and dental care cost trends above are the same for employees over 65.  A one percent change in the assumed health care cost trend rates would have the following effects:

(Amounts in thousands)	1% Increase	1% Decrease
Change in total service and interest cost components
for the year ended December 31, 2011	$67	($56)
Change in postretirement benefit obligation as of December 31, 2011	$1,483	($1,237)

The following table provides the expected future benefit payments as of December 31, 2011:

(Amounts in thousands)
Fiscal Year Beginning	Retirement Plan	Postretirement Benefits
2012	$ 1,474	$ 675
2013	$ 1,558	$ 688
2014	$ 1,639	$ 687
2015	$ 1,662	$ 677
2016	$ 1,753	$ 675
2017-2021	$ 9,935	$ 3,525

       We continue to evaluate ways in which we can better manage these benefits and control the costs.  Any changes in the plans or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.

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

Union Plans

In September 2011, the FASB issued guidance for disclosures of multi-employer pension and other postretirement benefit plans. The guidance requires an employer to provide additional quantitative and qualitative disclosures for these plans. The disclosures provide users with more detailed information about an employer’s involvement in multi-employer pension plans. We adopted this guidance during 2011 and applied the requirements retrospectively for all periods presented.

Crew members on our U.S. Flag vessels belong to union-sponsored, multi-employer pension plans.  We contributed approximately $3,548,000, $3,526,000, and $3,184,000 to these plans for the years ended December 31, 2011, 2010, and 2009, respectively.  These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members. The MM&P plan for Waterman was the only plan whose contributions exceeded 5% of the total plan contributions.  Information from the plans’ administrators can be found in the table below:

Plan		Company	EIN	Pension Protection Act Zone Status	FIP/RP Status Pending/Implemented (5)	Contribution Amount (In Thousands)			Surcharge Imposed	Expiration Date
						2011	2010	2009
MM&P	(1)	WSC	13-100310	Green	Yes	$ 1,297	$1,299	$ 1,153	No	9/30/2015
		SCI				$ 280	$ 279	$ 241		6/30/2017
		CGL				$ 1,029	$1,004	$ 868		9/30/2015 & 6/30/2017
MEBA	(2)	WSC	51-029896	Green	No	$ 408	$ 413	$ 410	No	9/30/2015
		SCI				$ 62	$ 61	$ 59		6/30/2017
		CGL				$ 237	$ 230	$ 221		9/30/2015 & 6/30/2017
ARA	(3)	WSC	13-161999	Green	No	$ 20	$ 29	$ 28	No	*
		CGL				$ 51	$ 49	$ 48		9/30/15 & 6/30/17
SPP	(4)	WSC	13-100329	Green	No	$ 61	$ 60	$ 59	No	12/31/2011
		SCI				$ 18	$ 17	$ 17		6/30/2017
		CGL				$ 85	$ 85	$ 80		12/31/2011 & 6/30/2017

		Total Contributions				$ 3,548	$3,526	$ 3,184

		(1)	Masters, Mates & Pilots Pension Plan
		(2)	MEBA Pension Trust
		(3)	American Radio Association Pension Trust
		(4)	Seafarers Pension Plan
		(5)	Financial Improvement Plan/Rehabilitation Plan
		*	In full force and effect until otherwise noted

        Of the above mentioned plans, only the Masters, Mates & Pilots Pension Plan is in critical status for the plan year. Because of this, the Trustees and collective bargaining parties adopted a financial improvement/rehabilitation plan.

401(k) Savings Plan

We provide a 401(k) tax-deferred savings plan to all full-time employees. The plan is a defined contribution plan established under the provisions of Section 401(a) of the Internal Revenue Code (the Code) and covers eligible employees of the Company and our domestic subsidiaries. Employees become eligible to participate in the plan on the first day of the calendar month following their date of hire. Effective July 1, 2008, a participant must be age 21 to participate in the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). We match 50% of the employee’s first $2,000 contributed to the plan annually.  We contributed $102,000, $96,000 and $105,000 to the plan for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Incentive Plan

In April 2011, the stockholders of International Shipholding Corporation approved the International Shipholding Corporation 2011 Stock Incentive Plan (the “Plan”). The compensation committee of the board of directors of the Company will generally administer the Plan, and has the authority to grant awards under the Plan, including setting the terms of the awards. Incentives under the Plan may be granted in any one or a combination of the following forms: incentive stock options under Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards.

A total of 400,000 shares of the Company’s common stock are authorized to be issued under the Plan with 394,288 shares available to be issued. The Company has no other equity compensation plan with shares available for issuance. Officers, directors, and key employees of the Company and the Company’s consultants and advisors will be eligible to receive incentives under the Plan when designated by the compensation committee as Plan participants. (See Note T – Stock-Based Compensation).

Life Insurance

We have agreements with the two former Chairmen of the Company whereby their estates or designated beneficiaries will be paid approximately $822,000 and $627,000, respectively, upon death.  We reserved amounts to fund a portion of these death benefits, which amount to $822,000 at December 31, 2011 and 2010 and $433,000, and $410,000 at December 31, 2011 and 2010, respectively.

Index of Financial Statements

NOTE G - INCOME TAXES

In December of 2004, we made an election under the American Jobs Creation Act of 2004 (“Jobs Creation Act”) to have our qualifying U.S. Flag operations taxed under a “tonnage tax” regime rather than under the traditional U.S. corporate income tax regime.  As a result of the election made in accordance with the provisions of the Jobs Creation Act, our U.S. subsidiaries owning and/or operating qualifying vessels are taxed solely under this “tonnage tax” regime.  Income for U.S. income tax purposes with respect to qualifying shipping activities of US Flag vessels excludes (1) income from qualifying shipping activities in U.S. foreign trade, (2) income from bank deposits and temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.

Under the tonnage tax regime, qualifying U.S. Flag vessels are assessed a tax based on “daily notional shipping income”, derived from the net tonnage of the qualifying vessel(s).  The daily notional shipping income is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons.  This daily notional shipping income is taxed at the highest corporate income tax rate (currently 35%) with no allowances for offsetting deductions or credits.  All other U.S. operations are taxed under the regular corporate income tax regime and at the statutory tax rate.

Certain foreign operations are exempt from foreign income taxation under existing provisions of the laws of those jurisdictions.  Pursuant to existing U.S. tax laws, earnings from certain foreign operations will be subject to U.S. income tax when those earnings are repatriated.  Our intention has been and remains to indefinitely re-invest $24,391,000, $12,583,000 and $3,051,000 of our 2011, 2010 and 2009 respective foreign earnings (losses excluded) in our foreign subsidiaries, and accordingly, have not provided deferred taxes against those earnings.  The principal reasons for this position are as follows: maintenance of foreign flag fleet, future expansion of foreign flag fleet, and U.S. flag fleet’s operating cash needs are adequately met by its operations.

Our U.S. Federal income tax return is filed on a consolidated basis and includes the results of operations of our wholly-owned U.S. subsidiaries.  Pursuant to the Tax Reform Act of 1986, the current recognition of earnings (losses excluded) of foreign subsidiaries, which were $0 in 2011, $2,564,000 in 2010, and $2,015,000 in 2009, has been included in our federal tax provision calculation.  No foreign tax credits are expected to be utilized on the federal return as of December 31, 2011.

Components of the net deferred tax (liability) asset are as follows:

	December 31,
(Amounts in thousands)	2011	2010
DEFERRED TAX LIABILITIES
Vessel, Property, and Other Equipment	$ (7,989)	$ (9,615)
Deferred Charges	(21)	(2,668)
Post-Retirement Benefits	(13)	-
Other Liability	-	(236)
Total Deferred Tax Liabilities	$ (8,023)	$ (12,519)

DEFERRED TAX ASSETS
Net Operating Loss Carryforwards	$ 6,220	$ 5,053
Minimum Tax Credit	5,179	4,577
Market Value Adjustments	1,588	1,492
Post-Retirement Benefits	-	814
Insurance and Claims Reserve	954	-
Other Assets	1,306	1,035
Total Deferred Tax Assets	$ 15,247	$ 12,971
Valuation Allowance	(7,224)	(452)

Net Deferred Tax Assets	$ 8,023	$ 12,519

TOTAL DEFERRED TAX	-	-

DEFERRED TAX COMPONENTS
Current	$ (158)	$ (137)
Non-current	158	137
TOTAL DEFERRED TAX	$ -	$ -

We established a valuation allowance against deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred tax assets generated primarily by NOL carryforwards and AMT credits would be realized through the generation of taxable income in the near future.  We have and will continue to evaluate the need for a valuation allowance on an annual basis.

        The components of Income Before Provision (Benefit) for Income Taxes and Equity in Net (Loss) Income of Unconsolidated Entities are as follows:

(Amounts in Thousands)
	Year Ending December 31,

	2011	2010	2009
Domestic	11,704	29,321	29,325
Foreign	20,935	(24,591)	2,398

Total	32,639	4,730	31,723

The components of the income tax provision (benefit) are as follows:
	Year Ending December 31,
	2011	2010	2009
Current	680	692	306
Deferred	-	(1,982)	(3,845)

Total	680	(1,290)	(3,539)

The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate expense (benefit):

	Year Ended December 31,
	2011	2010	2009
Statutory Rate	35.00%	35.00%	35.00%
State Income Taxes	0.03%	0.70%	(0.05)%
Effect of Tonnage Tax Rate	(19.87)%	(280.91)%	(46.30)%
Foreign Earnings - Indefinitely Reinvested	(26.16)%	(31.86)%	(1.18)%
Foreign Earnings	-	7.29%	-
Change in Valuation Allowance	7.62%	9.56%	-
Foreign Income Taxes	1.80%	10.23%	0.55%
E&P Limitations	3.57%	225.53%	0.65%
Permanent Differences and Other, Primarily Non-deductible Expenditures	0.09%	(2.79)%	0.17%
	2.08%	(27.25)%	(11.16)%

Included in the Provision (Benefit) for Income Taxes in our consolidated statements of income is Tonnage Tax of $78,000, $78,000, and $78,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Foreign income taxes of $588,000, $581,000, and $497,000 are included in our consolidated statements of income in the Provision (Benefit) for Income Taxes for the years ended December 31, 2011, 2010, and 2009, respectively.  We pay foreign income taxes in Indonesia, Singapore and Mexico.

For U.S. federal income tax purposes, in 2011, we generated $931,000 in net operating loss carryforwards (“NOLs”), which will be added to the previous carryforward of $19,271,000.  The balance at December 31, 2011 of approximately $20,202,000 will expire in 2024 through 2031.  We also have approximately $5,179,000 of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations.

For state income tax purposes, in 2011, we generated $931,000 in NOLs, which will be added to the previous carryforward of $12,061,000.  The balance at December 31, 2011 of approximately $12,992,000 will expire in 2024 through 2031.

We file income tax returns in the U.S. federal, various state and foreign jurisdictions.  The years remaining open under the statute of limitations and subject to audit vary depending upon the tax jurisdiction.  Our U.S. income tax returns for 2004 and subsequent years remain open to examination.  An audit of our 2009 federal income tax return was commenced during 2011, with no adjustments proposed thus far.

It is our policy to recognize interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. If recognized, substantially all of our unrecognized tax benefits would impact our effective rate.

    The following is a reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2011 and 2010:

(Amounts in thousands)	2011	2010
Total unrecognized tax benefits as of: January 1,	$1,400	$1,400
Increases (decreases) in unrecognized tax benefits as a result of: Tax positions taken during a prior year	-	-
Lapse of applicable statute of limitations	-	-
Total unrecognized tax benefits as of: December 31,	$1,400	$1,400

Index of Financial Statements

NOTE H – TRANSACTIONS WITH RELATED PARTIES

We own a 49% interest in Terminales Transgolfo (“TTG”) (See Note M- Unconsolidated Entities).  At December 31, 2011, we had a note receivable of $1,827,000 due from TTG.  The long-term portion of this receivable is recorded on our consolidated balance sheets under “Due from Related Parties.” The note receivable has no fixed payment schedule but payment in full is due by December 31, 2020. Interest income on this receivable is earned at the rate of 7.65% per year for seven years.

On December 20, 2011, we sold our 50% interest in RTI Logistics, L.L.C. (“RTI”) to the other 50% owner for $526,000 in cash and two promissory notes in the amount of $1,885,000 and $137,500, respectively. We recorded a loss of $967,000 on this sale of our investment, which is recorded in the line item loss (gain) on sale of investment.  Interest income on both notes will be earned at a rate of 6% per year for five years. As we no longer have any ownership interest in RTI after the sale, these two receivables are recorded on our consolidated balance sheets at December 31, 2011 under “Notes Receivable.”

        A son of one of our Directors serves as our Secretary and is a partner in, and member of the Board of Directors of, the law firm of Jones, Walker, Waechter, Poitevent, Carrere and Denegre, which has represented us since our inception. Fees paid to the firm for legal services rendered to us were approximately $856,000, $1,261,000, and $1,106,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. There were no amounts due to the legal firm at December 31, 2011, 2010 and 2009, respectively.

NOTE I - COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2011, 22 vessels that we own or operate were committed under various contracts extending beyond 2011 and expiring at various dates through 2019.  Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

Contingencies

In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters.  While we believe that we have meritorious defenses against these claims, our management has used significant estimates in determining our potential exposure.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  As is true of all estimates based on historical experience, these estimates are subject to some volatility.  However, because our total exposure is limited by our aggregate stop loss levels (see Note E Self-Retention Insurance), we believe that our exposure is within our estimated levels.  Where appropriate, we have recorded provisions, included in Other Long-Term Liabilities: Other, to cover our potential exposure. Although it is difficult to predict the costs of ultimately resolving such issues, we have determined that our current insurance coverage is sufficient to limit any additional exposure to an amount that would not be material to our financial position.  Therefore, we do not expect such changes in these estimates to have a material effect on our financial position or results of operations, although we cannot provide assurances to this effect.

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries may mitigate our exposure.  Based on consultation with outside legal counsel, we have estimated our current overall exposure to the lawsuits in question, after considering insurance coverage for these claims, to be approximately $256,000.  We believe those estimates are reasonable and have established reserves accordingly.  Our reserves for these lawsuits as of December 31, 2011 and 2010 were approximately $256,000 and $284,000, respectively.  There is a reasonable possibility that there will be additional claims associated with occupational diseases asserted against us. However, we do not believe that it is reasonably possible that our exposure from those claims will be material because (1) the lawsuits filed since 1989 claiming damages related to occupational diseases in which we have been named as a defendant have primarily involved seamen that served on-board our vessels and the number of such persons still eligible to file a lawsuit against us is diminishing and (2) we believe such potential additional claims, if pursued, would be covered under either or both of (i) an indemnification agreement with a previous owner of one of our subsidiaries or (ii) one or more of our existing insurance policies with deductibles ranging from $1,500 to $25,000 per claim.

        On June 23, 2009, a complaint was filed in U.S. District Court of Oregon by ten plaintiffs against approximately 40 defendants, including Waterman Steamship Corporation, which is one of our wholly owned subsidiaries. The suit was filed for contribution and recovery of both past and future cost associated with the investigation and remediation of the Portland Harbor Superfund Site. Based on our review to date, we believe our exposure, if any, would be limited to an insurance deductible which we believe would be immaterial.

NOTE J- LEASES

Direct Financing Leases

In 2005, we entered into a direct financing lease of a U.S. Flag PCTC expiring in 2015; and, in 1999, we entered into a direct financing lease of a International Flag PCTC expiring in 2019.  The schedule of future minimum rentals to be received by us under these direct financing leases in effect at December 31, 2011, is as follows:

(Amounts intThousands)	Receivables Under Direct Financing Leases
Year Ended December 31,
2012	$13,117
2013	13,097
2014	12,707
2015	11,044
2016	6,844
Thereafter	16,363
Total Minimum Lease Payments Receivable	73,172
Estimated Residual Value of Leased Property	8,051
Less: Unearned Income	(31,108)
Total Net Investment in Direct Financing Leases	50,115
Current Portion	(6,278)
Long-Term Net Investment in Direct Financing Leases at December 31, 2011	$43,837

Operating Leases

As of December 31, 2011, we leased from third parties a Molten Sulphur Carrier vessel and office space. We are committed to a lease for this vessel with the lease term expiring in August 2017. In February 2012, we entered into a sale-leaseback covering one of our U.S. Flag PCTC for a term of 10 years. This lease is classified as an operating lease, with the gain on this sale-leaseback being deferred and recognized over the term of the lease. We operate the vessels under these leases under fixed charter agreements covering the terms of the respective leases.

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

The Mobile corporate office lease, which commenced on April 1, 2007, has a twenty year term with periodic graduating payments that are accounted for on a straight line basis. We incurred $730,000 in leasehold improvements and were provided with incentives in the amount of $1.4 million, both of which are amortized over the life of the lease with the incentives amortized as a credit to rent expense. In October 2008, the Company renewed its lease agreement on its New York office space under a ten year term with the first nine months as free rent and includes periodic graduating payments. The rent expense is amortized on a straight line basis over the term of the lease. In addition, we incurred $503,000 in leasehold improvements which will be amortized over the life of the lease. The Company also leases a Shanghai office, with the current term expiring in June 2012, and a Singapore office, with the current term expiring in September 2014 with an option to renew for three years. We incurred $199,000 in leasehold improvements on the Singapore office which is being amortized over the life of the lease.

In addition to those operating leases with terms expiring after December 31, 2011, we also operated certain vessels under short-term operating charters during 2011.

Rent expense related to all of our operating leases totaled approximately $13,634,000, $28,844,000 and $35,745,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2011:

	Payments Under Operating Leases
(Amounts in thousands)	U.S. Flag Vessels	Other Leases	Total
Year Ended December 31,
2012	$8,036	$1,240	$9,276
2013	8,897	1,227	10,124
2014	8,897	1,195	10,092
2015	8,897	1,071	9,968
2016	8,466	1,095	9,561
Thereafter	35,461	8,140	43,601

Total Future Minimum Payments	$78,654	$13,968	$92,622

NOTE K - DEFERRED CHARGES AND INTANGIBLE ASSETS

Deferred charges and intangible assets are comprised of the following:
	December 31,	December 31,
(Amounts in thousands)	2011	2010
Drydocking Costs, net	$13,248	$12,338
Financing Charges and Other, net	3,298	2,144
Deferred Assets, net	16,546	14,482
Intangible Assets, net	3,219	-
	$19,765	$14,482

        Included in the transaction for Dry Bulk was an intangible asset reflecting the difference between the existing value of the time charter contracts in place as compared to the current market rates for similar vessels under short-term contracts, discounted back to present value. Based on the income approach, the fair value of the intangible asset was calculated to be $5.2 million and will be amortized over the remaining life of the charter contract, each of which is set to expire on January 7, 2013.

Index of Financial Statements
NOTE L - SIGNIFICANT OPERATIONS

Major Customers

We have several medium to long-term contracts related to the operations of various vessels (See Note I – Commitments and Contingencies), from which revenues represent a significant amount of our total revenue.  Revenues from the contracts with the MSC were $26,495,000, $34,401,000 and $32,012,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  In early 2009, we received notification from MSC that we had been excluded from further consideration for extending the current operating agreements on three U.S. Flag Roll-on/Roll-off vessels. Subsequently, the MSC has exercised options to extend the agreements several times with the most recent extension set to expire in February 2012 for all three vessels. The MSC reopened the bidding process, bids were submitted, and in January 2012 we were notified that we would not be awarded the contract. All three vessels operating contracts terminated in February 2012.

               We have six U.S. Flag PCTCs, which carry automobiles for a Japanese charterer. Revenues from this customer were $32,766,000, $31,256,000 and $29,036,000 for the years ended December 31, 2011, 2010 and 2009, respectively. These six PCTCs and two container vessels, also qualified under the MSP. MSP Revenue was $23,441,000, $22,969,000 and $22,554,000 for the years ended December 31, 2011, 2010 and 2009, respectively. All of the aforementioned revenues are included in Time Charter – U.S. Flag segment.

       These six U.S. Flag PCTCs also carry supplemental cargo for the U.S. Government. Revenues under these contracts were $39,425,000, $79,778,000, and $171,493,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

      We operated three International Flag PCTCs under various contracts that transport automobiles worldwide. Revenues under these contracts were $24,281,000, $25,566,000 and $25,883,000 for the years ended December 31, 2011, 2010 and 2009, respectively.All of the aforementioned revenues are included in our Time Charter-International Flag segment.

We have two Special Purpose vessels, which carry loaded rail cars between the U.S. Gulf Coast and Mexico.  Revenues from this service were $36,267,000, $26,768,000 and $27,405,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Revenues from these two Special Purpose vessels are included in our Rail-Ferry segment.

Concentrations
A significant portion of our traffic receivables is due from contracts with the MSC and transportation of government sponsored cargo.  There are no concentrations of receivables from customers or geographic regions that exceeded 10% of stockholders’ equity at December 31, 2011, 2010 or 2009.

With only minor exceptions related to personnel aboard certain International Flag vessels, all of our shipboard personnel are covered by collective bargaining agreements under multiple unions.  The percentage of the Company’s total work force that is covered by these agreements is approximately 78%.

Geographic Information

We have operations in several principal markets, including international service between U.S. Gulf Coast and East Coast ports and ports in Mexico, the Middle East and the Far East, and domestic transportation services along the U.S. Gulf Coast and East Coast.  Revenues attributable to the major geographic areas of the world are presented in the following table.  Revenues for our Time Charter Contracts-U.S. Flag, Time Charter Contracts-International Flag, Contract of Affreightment, Rail-Ferry Service, and Other segments are assigned to regions based on the location of the customer.  Because we operate internationally, most of our assets are not restricted to specific locations.  Accordingly, an allocation of identifiable assets to specific geographic areas is not applicable.

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
United States	$132,387	$179,127	$265,416
Asian Countries	86,342	84,146	86,000
Rail-Ferry Service Operating Between U.S. Gulf Coast and Mexico	36,422	26,768	27,405
Europe	7,341	-	-
Other Countries	704	8	1,130
Total Revenues	$263,196	$290,049	$379,951

Operating Segments

Our operating segments are identified primarily based on the characteristics of the contracts or terms under which the fleet of vessels are operated.  Each of the reportable segments is managed separately as each requires different resources depending on the nature of the contract or terms under which each vessel within the segment operates. Beginning in the second quarter 2010, we split Time Charter Contracts operations into two different operating segments, Time Charter Contracts – U.S. Flag and Time Charter Contracts – International Flag.  Our operating segments are identified and described below.
Time Charter Contracts-U.S. Flag: Time charters are contracts by which our charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate, but we retain operating control over the vessel.  Typically, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses. Our Time Charter Contracts-U.S. Flag segment includes contracts for commercial and supplementary cargo for six PCTCs, and an electric utility for a conveyor belt-equipped, self-unloading Coal Carrier. Also included in this segment are contracts under which the MSC chartered three RO/ROs under operating contracts, and contracts with another shipping company for two container vessels and one multi-purpose ice strengthened vessel. The operating contracts for the three RO/ROs expired effective February 10, 2012, February 13, 2012 and February 20, 2012, respectively, and were terminated on these dates.

Time Charter Contracts-International Flag: We operate this segment in the same manner as our Time Charter Contracts-U.S. Flag segment, except with International flagged vessels.  Our Time Charter Contracts – International Flag segment includes contracts with Far Eastern and South American shipping companies for three PCTCs. Also included in this segment are two multi-purpose vessels, one tanker, and two container vessels which service ISC’s long-term contract to transport supplies for a mining company’s Indonesian operations. This segment also includes one Capesize Bulk Carrier that is part of a revenue sharing agreement with a European partner, and three Double Hull Handysize Bulk Carriers that are part of a revenue sharing agreement in Hong Kong.

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

Other: This segment consists of operations that include ship charter brokerage and agency services.  Also included in the Other category are corporate related items, results of insignificant operations, and income and expense items not allocated to reportable segments.

The following table presents information about segment profit and loss and segment assets. We do not allocate administrative and general expenses, gains or losses on sales of investments, investment income, gains or losses on early extinguishment of debt, equity in net loss/income of unconsolidated entities, income taxes, or losses from discontinued operations to our segments.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.  Expenditures for segment assets represent cash outlays during the periods presented, including purchases of assets, improvements to assets, and drydock payments.

		Time Charter
(Amounts in thousands)	Time Charter Contracts-U.S. Flag	Contracts-International Flag	COA	Rail-Ferry Service	Other	Total
2011
Revenues from External Customers	$ 151,141	$ 55,827	$ 17,835	$ 36,422	$ 1,971	$ 263,196
Intersegment Revenues (Eliminated)	-	-	-	-	17,419	17,419
Intersegment Expenses (Eliminated)	-	-	-	-	(17,419)	(17,419)
Voyage Expenses	114,924	28,263	17,930	30,664	301	192,082
Depreciation	10,598	11,139	-	3,642	9	25,388
Gross Voyage Profit (Loss)	25,619	16,425	(95)	2,116	1,661	45,726
Interest Expense	3,423	5,778	-	721	439	10,361
Segment Profit (Loss)	22,196	10,647	(95)	1,395	1,222	35,365
Segment Assets	166,696	299,474	817	38,440	24,289	529,716
Expenditures for Segment Assets	47,538	114,305	115	4,483	99	166,540
2010
Revenues from External Customers	$ 197,311	$ 47,208	$ 16,283	$ 26,672	$ 2,575	$ 290,049
Intersegment Revenues (Eliminated)	-	-	-	-	18,642	18,642
Intersegment Expenses (Eliminated)	-	-	-	-	(18,642)	(18,642)
Voyage Expenses	139,269	29,588	16,930	22,648	912	209,347
Depreciation	9,755	2,982	-	5,181	11	17,929
Impairment Loss	-	-	-	25,430	-	25,430
Gross Voyage Profit (Loss)	48,287	14,638	(647)	(26,587)	1,652	37,343
Interest Expense	3,034	2,774	-	831	518	7,157
Segment Profit (Loss)	45,253	11,864	(647)	(27,418)	1,134	30,186
Segment Assets	136,402	195,594	1,832	40,511	24,721	399,060
Expenditures for Segment Assets	570	117,767	330	6,695	300	125,662
2009
Revenues from External Customers	$ 279,879	$ 50,966	$ 18,046	$ 27,891	$ 3,169	$ 379,951
Intersegment Revenues (Eliminated)	-	-	-	-	12,975	12,975
Intersegment Expenses (Eliminated)	-	-	-	-	(12,975)	(12,975)
Voyage Expenses	211,850	41,501	15,827	24,585	1,915	295,678
Depreciation	13,368	1,407	-	5,468	11	20,254
Impairment Loss	-	2,899	-	-	-	2,899
Gross Voyage Profit (Loss)	54,661	5,159	2,219	(2,162)	1,243	61,120
Interest Expense	3,240	892	-	1,427	551	6,110
Segment Profit (Loss)	51,421	4,267	2,219	(3,589)	692	55,010
Segment Assets	103,485	87,585	2,546	63,600	25,940	283,156
Expenditures for Segment Assets	11,726	78,305	2	4,686	1,544	96,263

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(Amounts in thousands)	Year Ended December 31,
Profit or Loss:	2011	2010	2009
Total Profit for Reportable Segments	$35,365	$30,186	$55,010
Unallocated Amounts:
Administrative and General Expenses	(20,961)	(21,202)	(22,641)
Gain (Loss) on Sale of Other Assets	-	42	(2,209)
Derivative Loss	(101)	(426)	-
(Loss) Gain on Sale of Investment	(747)	213	980
Investment Income (Loss)	637	1,778	(72)
Other Income from Vessel Financing	2,653	2,335	655
Foreign Exchange Loss	(3,051)	(8,196)	-
Gain on Dry Bulk Transaction	18,844	-	-
Income Before Provision (Benefit) for Income Taxes and
Equity in Net (Loss) Income of Unconsolidated Entities	$32,639	$4,730	$31,723

(Amounts in thousands)	December 31,	December 31,
Assets:	2011	2010
Total Assets for Reportable Segments	$529,716	$399,060
Unallocated Amounts:
Current Assets	83,765	71,936
Investment in Unconsolidated Entities	12,800	27,261
Due from Related Parties	1,571	4,124
Other Assets	13	682
Notes Receivable	37,714	40,142
Total Assets	$665,579	$543,205

Index of Financial Statements
NOTE M - UNCONSOLIDATED ENTITIES

Bulk Carriers

In 2003, we acquired for $3,479,000 a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which as of December 31, 2010, owned 100% of subsidiary companies owning two Capesize Bulk Carriers and two Handymax Bulk Carrier Newbuildings on order for delivery in 2012.  Historically, we have accounted for this investment under the equity method and our share of earnings or losses has been reported in our consolidated statements of operations, net of taxes.  On March 25, 2011, we acquired 100% ownership of Dry Bulk.  Following the acquisition, Dry Bulk’s results are no longer accounted for under the equity method.  For further information on this acquisition, see Note N.

Our portion of earnings of Dry Bulk for the first three months of 2011, recorded under the equity method, was $1.3 million, net of taxes of $0.  For the year ended December 31, 2010, our portions of earnings of Dry Bulk was $10.8 million. Historically, we did not provide for income taxes related to our earnings from Dry Bulk as a result of the U. S. tax law in effect prior to 2010.  This tax law expired effective January 1, 2010, resulting in income taxes being applicable to our earnings from Dry Bulk during the first three quarters of 2010.  After Congress eliminated the need for a tax provision on these amounts in late 2010, we reversed our 2010 provision for taxes in the fourth quarter of 2010.

During the first quarter of 2011 we received a $750,000 cash dividend distribution from Dry Bulk prior to acquiring full ownership of it on March 25, 2011 and also received a $3.0 million cash dividend distribution in 2010.

The condensed results of operations of Dry Bulk through March 25, 2011, when we acquired 100% of its stock included operating revenues of $4.8 million, operating income of $2.9 million, and net income of $2.6 million. The condensed financial position for the year ended December 31, 2010 and results of operations of Dry Bulk for the years ended December 31, 2010 and 2009, respectively, are summarized below:

(Amounts in thousands)	December 31, 2010
Current Assets	$ 17,518
Noncurrent Assets	69,477
Current Liabilities	1,438
Noncurrent Liabilities	58,756

	Year Ended December 31,
(Amounts in thousands)	2010	2009
Operating Revenues	$ 28,222	$ 27,417
Operating Income	22,851	17,089
Net Income	21,364	13,760

In December 2009, we acquired for $6.25 million a 25% investment in Oslo Bulk AS (“Oslo Bulk”) which in 2008, contracted to build eight new Mini Bulkers. All of the Mini-Bulkers have been delivered and deployed as of July 2011.  During 2010, we invested an additional $3.9 million in Oslo Bulk Holding Pte Ltd. (formerly “Tony Bulkers”), an affiliate of Oslo Bulk, for our 25% share of the installment payments for two additional new Mini-Bulkers, both of which have been delivered and deployed as of July 2011.  We paid approximately $1.6 million in January 2011 for our remaining share of installment payments associated with these two Mini-Bulkers.  These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of operations, net of taxes.  All ten of these Mini-Bulkers are managed by an affiliate of Oslo Bulk.  Our portion of the aggregate earnings of Oslo Bulk, which included final 2010 income adjustments of $143,000, was a loss of $1.3 million for the year ended December 31, 2011, partially due to initial positioning voyages on the newly delivered vessels and lower than expected average charter rates. Also included in the Oslo Bulk results for 2011 was a negative mark-to-market adjustment of $674,000 on an ineffective interest rate swap contract. Our portion of the earnings of Oslo Bulk for the year ended December 31, 2010 was a $1.1 million loss. Our portion of Tony Bulkers earnings was losses of $40,000 and $196,000 for the years ended December 31, 2011 and 2010, respectively.

Terminal Management Company

In 2000, we acquired a 50% interest in Terminales Transgolfo (“TTG”) for $228,000, which operates a terminal in Coatzacoalcos, Mexico, utilized by our Rail-Ferry Service.  During 2005, the other unaffiliated 50% owner of TTG acquired 1% of our 50% interest in TTG.   As of December 31, 2011, we have a 49% interest in TTG.  In 2006, TTG began making improvements to the terminal in Mexico to accommodate the second decks that were added to our two wholly owned vessels operating in our Rail-Ferry Service during the first half of 2007.  We funded  49% of the cost of the terminal improvements, of which 30% is a capital contribution and is reported as an investment in unconsolidated entities.  The remaining 70% is a loan to TTG (see Note H-Transactions with Related Parties).  No capital contributions were made during the years ended December 31, 2011, 2010, and 2009. The investment is accounted for under the equity method, and our share of earnings or losses, which was immaterial for all periods presented, is reported in our consolidated statements of income, net of taxes.  No distributions were made by TTG during 2011, 2010 and 2009.  As of December 31, 2011 and 2010, TTG owed us $1,827,000 and $2,113,000, respectively. (See Note H- Transactions with Related Parties).

Transloading and Storage Facility Company

In 2005, we acquired a 50% interest in RTI Logistics L.L.C. (“RTI”), which owns a transloading and storage facility that was used in our Rail-Ferry Service, for $1,587,000. We purchased our shares from a former owner at a premium, which resulted in a difference of approximately $973,000 between our investment in RTI and the underlying equity in net assets of the subsidiary. Additional investments of approximately $386,000 were made in 2006. On December 20, 2011, we sold our 50% interest in RTI Logistics, L.L.C. to the other 50% owner for $526,000 in cash and two promissory notes in the amount of $1,885,000 and $137,500, respectively. The sale of our 50% interest resulted in a loss of $967,000, which is recorded in the line item loss (gain) on sale of investment. Interest income on both notes will be earned at a rate of 6% per year for five years. As we no longer have any ownership interest in RTI after the sale, these two receivables are recorded on our consolidated balance sheets at December 31, 2011 under “Notes Receivable.”

NOTE N – DRY BULK CAPE HOLDING, INC. STEP ACQUISITION

On March 25, 2011, Cape Holding, Ltd. (one of our indirect wholly-owned subsidiaries) and DryLog Ltd. completed a transaction that restructured their respective 50% interests in Dry Bulk.

Prior to this transaction, Dry Bulk controlled through various subsidiaries two Capesize vessels and two Handymax Newbuildings.  In connection with this transaction, (i) Cape Holding, Ltd. increased its ownership in Dry Bulk from 50% to 100% and (ii) in consideration, DryLog Ltd. received ownership of two former Dry Bulk subsidiaries holding one Capesize vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered in the second quarter of 2012.  Following the transfer of these subsidiaries, Dry Bulk continues to control through two subsidiaries, one Cape Size vessel and one shipbuilding contract relating to a Handymax vessel which delivered in January of 2012.  As a result of completing this transaction, we now own 100% of Dry Bulk and have complete control of the two remaining vessels.

During the first quarter of 2011, we retained an independent, third party firm with shipping industry experience to assist us in determining the fair value of Dry Bulk and the fair value of our previous 50% interest in Dry Bulk.

At the time of the acquisition, the assets of Dry Bulk consisted of cash, trade receivables, prepayments, inventory, two Capesize vessels, two Handymax vessels under construction and time charter agreements on the two Capesize vessels which expire in early 2013 and are currently fixed at attractive time charter rates. Current liabilities consisted primarily of accrued interest on debt and the non-current liabilities consisting primarily of floating rate bank borrowings. With the exception of the Capesize vessels and the intangible value assigned to the above-market time charter contracts, the fair value of all assets and liabilities were equal to the carrying values.

As of March 31, 2011, the combined appraised value for both Capesize vessels was $84.0 million as compared to the book value of approximately $53.6 million. In determining the appraised fair value of the Capesize vessels, the cost and comparable sales approaches were used with equal weight applied to each approach. In addition to the fair value adjustment on the Capesize vessels, an intangible asset was established reflecting the difference between the existing value of the time charter contracts in place as compared to current market rates for similar vessels under short-term contracts, discounted back to present value. Based on the income approach, the fair value of the intangible asset was calculated to be $5.2 million and will be amortized over the remaining life of the contract, which is set to expire on January 7, 2013. As a result of the combined fair value adjustments noted above, we concluded that the total fair value of the net assets of Dry Bulk acquired was $69.0 million.

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

(Amounts in thousands)
Fair Value of Previously Held 50% Interest                                                                                           $32,700
Less: Book Value of Previously Held Interest                                                                                      (14,400)
Gain on Previously Held 50% Interest                                                                                                    $18,300

We also recognized a bargain purchase gain of $0.5 million with respect to the step up to fair value of the 50% interest we acquired, calculated as follows:

(Amounts in thousands)
Fair Value of Net Assets Acquired                                                                                                         $69,000
Less: Fair Value of Purchase Consideration                                                                                          (35,800)
Less: Fair Value of Previously Held 50% Interest                                                                                 (32,700)
Bargain Purchase Gain                                                                                                                              $     500

Previously, we accounted for our non-controlling interest in Dry Bulk under the equity method. We now include the financial results of Dry Bulk in our consolidated financial results, which include revenues and net loss/income for Dry Bulk for the year to date results. Since the acquisition of Dry Bulk, our consolidated financial results included revenue and net income of $7.3 million and $2.0 million, respectively. Assuming we recorded this transaction on January 1, 2010, our consolidated financial results for the year ending December 31, 2010 and December 31, 2011 would not have been materially different from what we actually reported. As such, we have not disclosed in this report any proforma financial information for either of these periods.

Index of Financial Statements
NOTE O - SUPPLEMENTAL CASH FLOW INFORMATION
	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009

Cash Payments:
Interest Paid	$9,971	$6,825	$5,570
Taxes Paid	$813	$744	$530

NOTE P -FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND MARKETABLE SECURITIES

The Company uses derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments are  recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers, without exception.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which is $9.2 million in the aggregate for all of our contracts as of December 31, 2011.  The unrealized loss related to the Company’s derivative instruments included in accumulated other comprehensive income (loss) was $8.6 million and $8.7 million as of December 31, 2011 and 2010, respectively.

The notional and fair value amounts of our derivative instruments as of December 31, 2011 were as follows:

(Amounts in thousands)		Asset Derivatives 2011		Liability Derivatives 2011
	Current Notional	Balance Sheet	Fair	Balance Sheet	Fair Value
As of December 31, 2011	Amount	Location	Value	Location
Interest Rate Swaps-S/T	$ 12,845	-	-	Current Liabilities	($545)
Interest Rate Swaps-L/T*	$ 140,455	-	-	Other Liabilities	($8,901)
Foreign Exchange Contracts	$2,400	Other Assets	$202	-	-
Total derivatives designated as hedging instruments	$155,700	-	$202	-	($9,446)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $74,839,660 (based on a Yen to USD exchange rate of 76.92 as of December 31, 2011).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $101,000 loss for the year ended December 31, 2011 and this amount was included in earnings. We paid down this facility in January 2012 in an amount of Yen 86,319,000 to bring our Asset Maintenance Loan to Value Facility requirement in line.

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
.

The effect of derivative instruments designated as cash flow hedges on our consolidated statement of income for the year ended December 31, 2011 is as follows:

(Amounts in thousands)	Gain Recognized in Other Comprehensive Income	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of Gain(Loss) Reclassified from AOCI to Income	Gain (Loss) Recognized in Income from Ineffective portion
Interest Rate Swaps	$72	Interest Expense	($3,982)	($101)
Foreign Exchange Contracts	$29	Other Revenues	$434	-
Total Derivatives designated as hedging instruments	$101	-	($3,548)	($101)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Interest Rate Swap Agreements

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The Company’s interest rate swaps are accounted for as effective cash flow hedges.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss). As of December 31, 2011, the Company has the following swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
11/30/05	11/30/12	$12,845,000	5.17%	Fixed
3/31/08	9/30/13	$9,796,333	3.46%	Fixed
9/30/10	9/30/13	$9,796,333	2.69%	Fixed
9/30/10	9/30/13	$9,796,333	2.45%	Fixed
9/26/05	9/28/15	$7,666,667	4.41%	Fixed
9/26/05	9/28/15	$7,666,667	4.41%	Fixed
3/15/09	9/15/20	*$74,839,660	2.065%	Fixed
6/29/11	6/29/18	$20,892,858	1.80%	Fixed
Total:		$153,299,851

*Notional Amount converted from Yen at December 31, 2011 at a Yen to USD exchange rate of 76.92

Index of Financial Statements
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

During 2011, we entered into four forward purchase contracts which expire in 2012. The first was for Mexican Pesos for $750,000 U.S. Dollar equivalents at an exchange rate of 12.1818, the second was for Mexican Pesos for $1,200,000 U.S. Dollar equivalents at an exchange rate of 12.4717, the third was for Mexican Pesos for $450,000 U.S. Dollar equivalents at an exchange rate of 13.036 and the fourth was for Mexican Pesos for $750,000 U.S. Dollar equivalents at an exchange rate of 14.0292.  Our foreign exchange contracts represent approximately 100% of our projected Mexican Peso exposure. There were no forward sales contracts as of December 31, 2011 or 2010.

The following table summarizes these contracts:

(Amounts in thousands)
Transaction Date	Type of Currency	Transaction Amount in USD	Effective Date	Expiration Date
August 2011	Peso	$450	September 2011	June 2012
August 2011	Peso	900	September 2011	December 2012
September 2011	Peso	450	July 2012	December 2012
September 2011	Peso	600	October 2011	December 2012
Total:		$2,400

Long-Term Debt

The fair value of long-term debt, which is estimated based on the current rates offered to us on outstanding obligations, approximated the carrying amounts of $322.1 million and $221.6 million as of December 31, 2011 and 2010, respectively.

Amounts Due from Related Parties

The carrying amount of these notes receivable approximated fair market value as of December 31, 2011 and 2010.  Fair market value takes into consideration the current rates at which similar notes would be made.

Marketable Securities

We have categorized all marketable securities as available-for-sale securities. Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  For the years ended December 31, 2011 and 2010, respectively, there were no impairments taken on any of our marketable securities. For the year ended December 31, 2009, we recognized impairment charges of $757,000 related to certain equity investments which were determined to have other-than-temporary impairments.  These impairment charges represented the difference between each investment’s cost and fair value on the respective balance sheet dates. The fair value was determined using market prices that represented Level 1 inputs in the fair value hierarchy described in Note V.  Our entire portfolio of stocks was sold in the fourth quarter of 2009, generating a gain of approximately $980,000.

The following tables include cost and valuation information on our marketable securities:
(Amounts in thousands)	December 31, 2011
Security Type	Cost Basis	AOCI Unrealized Holding Gains	Estimated Fair Value
Corporate Bonds*	$ 8,553	$ 70	$ 8,623
Mutual Funds	4,146	58	4,204
	$ 12,699	$ 128	$ 12,827

* Various maturity dates from April 2014 – November 2016.

December 31, 2010
Security Type	Cost Basis	AOCI Unrealized Holding Gains	Estimated Fair Value
Corporate Bonds*	$ 11,394	$ 133	$ 11,527
Mutual Funds	4,249	-	4,249
	$ 15,643	$ 133	$ 15,776

* Various maturity dates from February 2011 – February 2015.

NOTE Q - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities:
	December 31,	December 31,
(Amounts in thousands)	2011	2010
Accrued Voyage Expenses	$18,939	$18,823
Trade Accounts Payable	1,541	6,194
Lease Incentive Obligation	3,253	2,723
Self-Insurance Liability	639	1,754
Accrued Salaries and Benefits	2,929	2,668
Accrued Insurance Premiums	376	301
Accrued Interest Expense	666	413
	$28,343	$32,876

Index of Financial Statements
NOTE R – EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is as follows (Amounts in thousands except share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:

Net Income – Basic	$31,549	$15,302	$42,221

Net Income - Diluted	$31,549	$15,302	$42,221
Denominator:
Weighted Average Shares of Common Stock Outstanding:
Basic	7,131,820	7,158,439	7,224,748
Plus:
Effect of dilutive restrictive stock	44,827	72,739	57,371
Diluted	7,176,647	7,231,178	7,282,119

Basic and Diluted Earnings Per Common Share:

Net Income -Basic	$4.42	$2.14	$5.84

Net Income -Diluted	$4.40	$2.12	$5.80

NOTE S- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is comprised of the following, net of tax:
(Amounts in thousands)		December 31,
		2011	2010
	Unrealized foreign currency translation loss	$ (445)	$ (198)
	Unrealized gain on marketable securities	128	133
	Fair value of derivatives	(8,597)	(8,698)
	Funding status of benefit plans	(14,873)	(9,035)
	Accumulated Other Comprehensive Income	$ (23,787)	$ (17,798)

NOTE T – STOCK BASED COMPENSATION

On April 30, 2008, our Compensation Committee granted the remaining 175,000 shares of restricted stock from the 1998 stock incentive plan to certain executive officers.  The shares vest ratably over the respective vesting periods, which range from three to four years. The fair value of the Company’s restricted stock, which is determined using the average stock price as of the date of the grant, is applied to the total shares that are expected to fully vest and is amortized to compensation expense on a straight-line basis over the vesting period. On February 1, 2011, 45,000 shares vested, and the remaining 40,000 shares vested on February 1, 2012.

On April 29, 2009, our Compensation Committee granted 47,500 shares of restricted stock to certain executive officers from the 2009 Stock Incentive Plan, which vested on May 6, 2010.

On January 28, 2010, our Compensation Committee granted 47,500 shares of restricted stock to certain executive officers from the 2009 Stock Incentive Plan.  These shares vested on March 14, 2011.

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

On January 18, 2012, our independent Directors received unrestricted stock awards of 5,712 shares from the 2011 Stock Incentive Plan.

A summary of the activity for restricted stock awards during the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Non-vested – December 31, 2010	132,500	$22.38	177,500	$19.51
Shares Granted	51,934	$26.27	47,500	$28.40
Shares Vested	(96,934)	$23.98	(92,500)	$19.97
Shares Forfeited	-		-
Non-vested – December 31,	87,500	$22.92	132,500	$22.38

The following table summarizes the future expected amortization of unrecognized compensation cost, which we will include in administrative and general expenses, relating to all of the Company’s restricted stock grants as of December 31, 2011:

Grant Date	2012	Total

April 30, 2008	$55,000	$55,000
January 27, 2011	267,000	267,000
Total	$322,000	$322,000

For the year ended December 31, 2011, the Company’s income before taxes and net income included $1,801,000 and $1,171,000, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.16 per share. For the year ended December 31, 2010, the Company’s income before taxes and net income included $2,341,000 and $1,522,300, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.21 per share.  For the year ended December 31, 2009, the Company’s income before taxes and net income included $1,834,000 and $1,192,100, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.17 and $0.16 per share, respectively.

NOTE U – STOCK REPURCHASE PROGRAM

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  Previously , we repurchased 491,572 shares of our common stock for $11,468,000. We suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5,231,000.  Unless and until the Board otherwise provides, this authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

Index of Financial Statements
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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$12,827	$-	$-	$12,827
Derivative assets	$-	$202	$-	$202
Derivative liabilities	$-	$(9,446)	$-	$(9,446)
Vessels (1)	$-	$37,070	$-	$37,070

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$11,527	$-	$-	$11,527
Derivative assets	$-	$157	$-	$157
Derivative liabilities	$-	$(9,620)	$-	$(9,620)
Vessels (1)	$-	$37,070	$-	$37,070

(1) Represents the appraised fair value of the Rail-Ferry vessels after the impairment charge taken in the third quarter of 2010. The valuation technique used was a weighted average of the cost, comparable sales and income approach.  The carrying value of the Rail-Ferry vessels no longer equals the fair value.

NOTE W - IMPAIRMENT OF LONG LIVED ASSETS

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The Company’s Rail-Ferry segment consists of two Roll-on/Roll-off Special Purpose double-deck vessels, which carry loaded rail cars between the U.S. Gulf Coast and Mexico. In 2009, the segment began to feel the impact of the worldwide economic downturn and reported lower than expected gross profit results. The lower results were further dampened by the loss of one of the segment’s largest customers in December of 2009. As a result, we tested regularly to determine if this service was impaired. In the third quarter of 2010, we determined that the cash flows expected to be generated by the long-lived assets of our Rail-Ferry segment were less than the carrying amount of these assets. As such, we recognized a non-cash impairment charge of $25,430,000 in the third quarter of 2010 to reduce the carrying value of these assets to their estimated fair value. The fair value of these assets was estimated with the assistance of  an independent third party appraiser (Level 2 inputs).

We intend to continue to operate the Rail-Ferry segment as long as it can generate positive cash flows and further utilize the vessels available capacity to generate a return that would be accretive to net income.

During the second quarter of 2009, we recorded an impairment charge of $2,899,000 on one of our International Flag container vessels included in our Time Charter Contracts-International Flag segment.  This charge was the result of the termination of our Time Charter agreement on the vessel upon the mutual agreement with our customer.  We agreed to the early termination in exchange for an increase in charter hire on the other International Flag container vessel remaining under charter. The amount of the impairment charge was determined by writing down the remaining net book value of the vessel and the remaining unamortized deferred drydocking charges to the estimated fair value of the vessel.  The estimated fair value of the vessel was determined using available market data, which represented Level 2 inputs in the fair value hierarchy.  In the third quarter 2009, we sold the vessel and recorded an additional loss of $129,000.

NOTE X – CHANGES IN ACCOUNTING ESTIMATE

In the first quarter of 2010, we extended the economic life on our U.S. Flag Coal Carrier, basing this change in estimate on the extension of the vessel’s time charter contract.  This change in estimate reduced our depreciation expense and increased our pre-tax income by $5.2 million and our net income by $3.4 million, or $0.47 per share, for the year ended December 31, 2010.

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

NOTE Y – QUARTERLY FINANCIAL INFORMATION – (Unaudited)
	(All Amounts in Thousands Except Share Data)	Quarter Ended

		March 31	June 30	Sept. 30	Dec. 31
2011	Revenues	$64,334	$69,961	$67,087	$61,814
	Voyage Expenses	$48,990	$51,814	$46,911	$44,367
	Operating Income	$22,855	$6,727	$8,632	$5,395
	Net Income	$24,080	$2,838	$2,850	$1,781
	Basic and Diluted Earnings per Common Share:
	Basic Earnings Per Common Share	$3.33	$0.39	$0.40	$0.25
	Diluted Earnings Per Common Share	$3.32	$0.39	$0.40	$0.25

2010	Revenues	$72,914	$85,084	$74,400	$57,651
	Voyage Expenses	$54,943	$61,513	$49,925	$42,966
	Impairment Loss	-	$-	$25,430	-
	Operating Income (Loss)	$8,309	$13,126	$(10,751)	$5,499
	Net Income (Loss)	$10,568	$9,616	$(13,823)	$8,941
	Basic and Diluted Earnings (Loss) per Common Share:
	Basic Earnings (Loss) Per Common Share	$1.46	$1.33	$(1.95)	$1.26
	Diluted Earnings (Loss) Per Common Share	$1.44	$1.32	$(1.95)	$1.25

NOTE Z – SUBSEQUENT EVENTS

On February 22, 2012, Waterman sold a U.S. Flag PCTC for $59.0 million under a sale/leaseback arrangement. As a result, we now lease the vessel under a 10 year lease, with early buy-out options to repurchase the vessel in 2017 and 2019 and fair market value at 2022.

From the proceeds of the aforementioned sale/leaseback, we paid off debt in 2012 of approximately $55.5 million, including $41.5 million related to a loan facility on this vessel.

Index of Financial Statements

INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm	S-2

Schedule II – Valuation and Qualifying Accounts and Reserves	S-3

S-1

Index of Supplemental Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the consolidated financial statements of International Shipholding Corporation as of December 31, 2010, and for each of the two years in the period ended December 31, 2010, and have issued our report thereon dated March 14, 2011 (included elsewhere in this Form 10-K).  Our audits also included the financial statement Schedule II for each of the two years in the period ended December 31, 2010 of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                           /s/ Ernst & Young LLP

New Orleans, Louisiana
March 14, 2011

S-2

Index of Supplemental Financial Statement Schedules

INTERNATIONAL SHIPHOLDING CORPORATION
Schedule II - Valuation and Qualifying Accounts and Reserves
(Amounts in Thousands)

Deductions
	Balance at	Additions		for purpose for	Balance at
	beginning of	Charged to	Charged to	which accounts	end of
	period	expense	Other accounts	were set up	period
December 31, 2009:
Insurance Reserves	$ 4,692	$ 3,117	$ -	$ 3,286	$ 4,523
Custom Reserves	296	-	-	296	-
Other Reserves	1,224	-	-	103	1,121
Total	$ 6,212	$ 3,117	$ -	$ 3,685	$ 5,644

December 31, 2010:
Insurance Reserves	$ 4,523	$ 1,913	$ -	$ 3,203	$ 3,233
Other Reserves	1,121	410	-	323	1,208
Total	$ 5,644	$ 2,323	$ -	$ 3,526	$ 4,441

December 31, 2011:
Insurance Reserves	$ 3,233	$ 1,818	$ -	$ 2,568	$ 2,483
Other Reserves	1,208	42	-	-	1,250
Total	$ 4,441	$ 1,860	$ -	$ 2,568	$ 3,733

S-3