Form 10-Q
period 2012-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2012-05-04
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Common stock, $1 par value. . . . . . . . 7,203,860 shares outstanding as of March 31, 2012

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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Share Data)
(Unaudited)
	Three Months ended March 31,
	2012	2011
Revenues	$65,204	$64,334

Operating Expenses:
Voyage Expenses	50,826	48,990
Vessel Depreciation	6,357	5,374
Administrative and General Expenses	5,508	5,829
Gain on Dry Bulk Transaction	-	(18,714)
Gain on Sale of Other Assets	(3,799)	-

Total Operating Expenses	58,892	41,479

Operating Income	6,312	22,855

Interest and Other:
Interest Expense	2,727	2,290
Derivative Income	(149)	(121)
Gain on Sale of Investment	(42)	-
Other Income from Vessel Financing	(622)	(688)
Investment Income	(128)	(200)
Foreign Exchange Gain	(3,648)	(1,489)
	(1,862)	(208)

Income Before Provision for Income Taxes and
Equity in Net (Loss) Income of Unconsolidated Entities	8,174	23,063

Provision for Income Taxes:
Current	168	207
State	-	1
	168	208
Equity in Net (Loss) Income of Unconsolidated
Entities (Net of Applicable Taxes)	(70)	1,225

Net Income	$7,936	$24,080

Basic and Diluted Earnings Per Common Share:
Basic Earnings Per Common Share:	$1.11	$3.33

Diluted Earnings Per Common Share:	$1.11	$3.32

Weighted Average Shares of Common Stock Outstanding:
Basic	7,170,611	7,232,834
Diluted	7,170,611	7,256,129

Dividends Per Share	$0.250	$0.375
 The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Three Months ended March 31,
	2012	2011
Net Income	$7,936	$24,080

Other Comprehensive Income:
Unrealized Foreign Currency Translation Gain, net of tax	91	18
Unrealized Holding Gain on Marketable Securities, net of tax	151	86
Change in Fair Value of Derivatives, net of tax	1,197	993

Comprehensive Income	$9,375	$25,177

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)

	March 31,	December 31,
ASSETS	2012	2011

Current Assets:
Cash and Cash Equivalents	$34,190	$21,437
Restricted Cash	-	8,907
Marketable Securities	13,086	12,827
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $100 and $100 in 2012 and 2011:	24,190	20,553
Federal Income Taxes Receivable	2	242
Net Investment in Direct Financing Leases	3,201	6,278
Other Current Assets	4,612	4,037
Notes Receivable	4,537	4,450
Material and Supplies Inventory	3,838	5,034
Total Current Assets	87,656	83,765

Investment in Unconsolidated Entities	13,571	12,800

Net Investment in Direct Financing Leases	16,160	43,837

Vessels, Property, and Other Equipment, at Cost:
Vessels	538,226	581,705
Leasehold Improvements	26,128	26,128
Construction in Progress	413	20,729
Furniture and Equipment	9,430	9,372
	574,197	637,934
Less - Accumulated Depreciation	(172,929)	(171,820)
	401,268	466,114

Other Assets:
Deferred Charges, Net of Accumulated Amortization
of $18,495 and $17,429 in 2012 and 2011, Respectively	15,083	16,546
Intangible Assets, Net	2,576	3,219
Due from Related Parties	1,747	1,571
Notes Receivable	36,529	37,714
Other	4,755	13
	60,690	59,063

TOTAL ASSETS	$579,345	$665,579

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$27,991	$36,079
Accounts Payable and Accrued Liabilities	35,247	28,343
Total Current Liabilities	63,238	64,422

Long-Term Debt, Less Current Maturities	187,336	286,014

Other Long-Term Liabilities:
Lease Incentive Obligation	6,606	6,640
Other	66,779	59,148

TOTAL LIABILITIES	323,959	416,224

Stockholders' Equity:
Common Stock, $1.00 Par Value, 10,000,000 Shares Authorized,
7,203,860 And 7,140,752 Shares Issued and Outstanding at
March 31, 2012 and December 31, 2011, respectively	8,590	8,606
Additional Paid-In Capital	85,506	85,830
Retained Earnings	209,041	204,109
Treasury Stock 1,388,066 Shares at both March 31, 2012 and December 31, 2011	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(22,348)	(23,787)
TOTAL STOCKHOLDERS' EQUITY	255,386	249,355

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$579,345	$665,579

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)
	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$7,936	$24,080
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	6,521	5,621
Amortization of Deferred Charges and Other Assets	2,432	1,571
Gain on Dry Bulk Transaction	-	(18,714)
Non-Cash Stock Based Compensation	340	577
Equity in Net Income of Unconsolidated Entities	70	(1,225)
Distributions from Unconsolidated Entities	-	750
Gain on Sale of Assets	(3,799)	-
Gain on Sale of Investments	(42)	-
Gain on Foreign Currency Exchange	(3,648)	(1,489)
Changes in:
Deferred Drydocking Charges	(1,924)	(3,338)
Accounts Receivable	(3,637)	(9,265)
Inventories and Other Current Assets	121	867
Other Assets	1,714	71
Accounts Payable and Accrued Liabilities	429	5,563
Other Long-Term Liabilities	(3,627)	1,905
Net Cash Provided by Operating Activities	2,886	6,974

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	1,518	1,330
Capital Improvements to Vessels and Other Assets	(22,885)	(12,800)
Proceeds from Sale of Assets	130,315	-
Purchase of Marketable Securities	(135)	(1,120)
Proceeds from Sale of Marketable Securities	5	1,150
Investment in Unconsolidated Entities	(750)	(1,646)
Acquisition of Unconsolidated Entity	-	16,861
Net Decrease in Restricted Cash Account	6,907	-
Proceeds from Note Receivables	1,185	1,002
Net Cash Provided by Investing Activities	116,160	4,777
Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	31,175	34,029
Repayment of Debt	(134,292)	(14,936)
Additions to Deferred Financing Charges	(172)	(69)
Common Stock Dividends Paid	(3,004)	(2,947)
Net Cash (Used In) Provided by Financing Activities	(106,293)	16,077

Net Increase in Cash and Cash Equivalents	12,753	27,828
Cash and Cash Equivalents at Beginning of Period	21,437	24,158
Cash and Cash Equivalents at End of Period	$34,190	$51,986
The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)
Note 1.  Basis of Preparation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and as permitted thereunder we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The condensed consolidated balance sheet as of December 31, 2011 included in this report has been derived from the audited financial statements at that date.

The foregoing 2012 interim results are not necessarily indicative of the results of operations for the full year 2012.  Management believes that it has made all adjustments necessary, consisting only of normal recurring adjustments, for a fair statement of the information shown.

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

Note 2.  Operating Segments

Our five operating segments, Time Charter Contracts – U.S. Flag, Time Charter Contracts – International Flag, Contracts of Affreightment (“COA”), Rail-Ferry Service and Other, are identified primarily by the characteristics of the contracts and terms under which our vessels are operated.  We report in the Other category the results of several of our subsidiaries that provide ship charter brokerage, ship management services and agency services.  Also included in the Other category are corporate related items, results of insignificant operations, and income and expense items not allocated to the other reportable segments. We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which the vessels within the segment operate.

We allocate interest expense to the segments in proportion to the book values of the vessels owned within each segment.  We do not allocate to our segments administrative and general expenses, gain on Dry Bulk transaction, gain on sale of other assets, derivative income or income taxes, gain on sale of investment, other income from vessel financing, investment income, foreign exchange gain, and equity in net (loss) income of unconsolidated entities.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to our operating companies.

The following table presents information about segment profit and loss for the three months ended March 31, 2012 and 2011:

(Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts- International Flag	COA	Rail-Ferry Service	Other	Total
2012
Revenues from External Customers	$39,019	$13,303	$3,394	$9,201	$287	$65,204
Intersegment Revenues (Eliminated)	-	-	-	-	(5,061)	(5,061)
Intersegment Expenses (Eliminated)	-	-	-	-	5,061	5,061
Voyage Expenses (Income)	31,093	7,144	4,286	8,368	(65)	50,826
Add back:
Operating Lease Expense	464	-	898	-	-	1,362
Direct Finance Lease Amortization	738	780	-	-	-	1,518
Gross Voyage Profit (Loss) *	9,128	6,939	6	833	352	17,258
Gross Voyage Profit Percentage	23%	52%	-	9%	123%	26%
Less:
Operating Lease Expense	464	-	898	-	-	1,362
Direct Finance Lease Amortization	738	780	-	-	-	1,518
Vessel Depreciation	2,565	3,092	-	698	2	6,357
Gross Profit (Loss) *	5,361	3,067	(892)	135	350	8,021
Interest Expense	759	1,615	-	221	132	2,727
Segment Profit (Loss)	4,602	1,452	(892)	(86)	218	5,294

2011
Revenues from External Customers	$39,016	$11,210	$4,231	$9,054	$823	$64,334
Intersegment Revenues (Eliminated)	-	-	-	-	(3,777)	(3,777)
Intersegment Expenses (Eliminated)	-	-	-	-	3,777	3,777
Voyage Expenses	29,998	6,886	4,310	7,631	165	48,990
Add Back:
Operating Lease Expense	1,059	1,551	898	-	-	3,508
Direct Finance Lease Amortization	643	688	-	-	-	1,331
Gross Voyage Profit (Loss) *	10,720	6,563	819	1,423	658	20,183
Gross Voyage Profit Percentage	27%	59%	19%	16%	80%	31%
Less:
Operating Lease Expense	1,059	1,551	898	-	-	3,508
Direct Finance Lease Amortization	643	688	-	-	-	1,331
Vessel Depreciation	2,509	1,990	-	872	3	5,374
Gross Profit (Loss) *	6,509	2,334	(79)	551	655	9,970
Interest Expense	675	1,301	-	193	121	2,290
Segment Profit (Loss)	5,834	1,033	(79)	358	534	7,680

*Information used by Chief Decision Makers.

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(Amounts in Thousands)	Three Months Ended March 31,
	2012	2011
Total Profit for Reportable Segments	$5,294	$7,680
Unallocated Amounts:
Administrative and General Expenses	(5,508)	(5,829)
Gain on Sale of Other Assets	3,799	-
Derivative Income	149	121
Gain on Sale of Investment	42	-
Other Income from Vessel Financing	622	688
Investment Income	128	200
Foreign Exchange Gain	3,648	1,489
Gain on Dry Bulk Transaction	-	18,714
Income Before Provision for Income Taxes and
Equity in Net (Loss) Income of Unconsolidated Entities	$8,174	$23,063

Note 3.  Unconsolidated Entities

In December 2009, we acquired for $6.25 million a 25% investment in Oslo Bulk AS (“Oslo Bulk”) which in 2008 contracted to build eight new Mini Bulkers.  During 2010, we invested an additional $3.9 million in Oslo Bulk Holding Pte. Ltd.. (formerly “Tony Bulkers”), an affiliate of Oslo Bulk AS, for our 25% share of the installment payments for two additional new Mini-Bulkers. These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income, net of taxes.  All ten of these Mini-Bulkers are managed by an affiliate of Oslo Bulk.  We paid $750,000 into Oslo Bulk in the first quarter of 2012 for working capital purposes. Our portion of the aggregate earnings of Oslo Bulk and Tony Bulkers, which included final 2011 income adjustments of $304,000 recorded in the first quarter of 2012, was a profit of $42,000 for the three months ended March 31, 2012. Our share of the first quarter 2011 Oslo Bulk and Tony Bulkers’ results was a loss of $43,000.

 Our 2011 first quarter results also included our portion of earnings of Dry Bulk Cape Holding Inc. (“Dry Bulk”). In 2003, we acquired for $3,479,000 a 50% investment in Dry Bulk. Historically, we have accounted for this investment under the equity method and our share of earnings or losses has been reported in our consolidated statements of income, net of taxes.  On March 25, 2011, we acquired 100% ownership of Dry Bulk.  Following the acquisition, Dry Bulk’s results are no longer accounted for under the equity method.  For further information on this acquisition, see Note 4 below.

Our portion of earnings of Dry Bulk for the first three months of 2011, recorded under the equity method, was $1.3 million.  During the first quarter of 2011 we received a $750,000 cash dividend distribution from Dry Bulk prior to acquiring full ownership of it on March 25, 2011.

Our portion of the earnings of our remaining investments in unconsolidated entities for the three months ended March 31, 2012 and 2011 were losses of $112,000 and $32,000, respectively.

Note 4.  Dry Bulk Cape Holding, Inc. Step Acquisition

On March 25, 2011, Cape Holding, Ltd. (one of our indirect wholly-owned subsidiaries) and DryLog Ltd. completed a transaction that restructured their respective 50% interests in Dry Bulk.

Prior to this transaction, Dry Bulk controlled through various subsidiaries two Capesize vessels and two Handymax Newbuildings.  In connection with this transaction, (i) Cape Holding, Ltd. increased its ownership in Dry Bulk from 50% to 100% and (ii) in consideration, DryLog Ltd. received ownership of two former Dry Bulk subsidiaries holding one Capesize vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered in the second quarter of 2012.  Following the transfer of these subsidiaries, Dry Bulk continued to control, through two subsidiaries, one Cape Size vessel and one shipbuilding contract relating to a Handymax vessel delivered in January of 2012.  As a result of completing this transaction, we now own 100% of Dry Bulk and have complete control of the two remaining vessels.

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

Under Accounting Standards Codification (“ASC”) 805, a step up to fair value is required when an equity interest changes from a non-controlling interest to a controlling interest (step acquisition). Based on the step up from a 50% interest to a 100% interest in Dry Bulk, a gain of approximately $18.3 million was generated by taking the difference between the fair value of our previously held 50% interest less the book value of the previously held interest. This calculation is shown below:

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

Previously, we accounted for our non-controlling interest in Dry Bulk under the equity method. We now include the financial results of Dry Bulk in our consolidated financial results.

Note 5.  Gain on Sale of Other Assets

In March 2012 we sold two of our International Flag Pure Car Truck Carriers (“PCTC”), the Asian King and Asian Emperor, to Norwegian Car Carriers ASA.  As a result of this transaction, we received total gross proceeds of $73.9 million and realized a gain of $3.8 million. These proceeds were used to pay down approximately $36.1 million of debt.  Please refer to our Current Report Form 8-K dated March 26, 2012 for further information.

Note 6. Income Taxes

We recorded a provision for income taxes of $168,000 on our $8.2 million of income before taxes and equity in net (loss) income of unconsolidated entities for the three months ended March 31, 2012.  For the three months ended March 31, 2011 our income tax provision was $208,000 on our $23.1 million of income before taxes and equity in net (loss) income of unconsolidated entities.  These provision amounts represent our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  We established a valuation allowance against deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred tax assets generated primarily by NOL carryforwards and AMT credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on an annual basis. For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2011, including “Note G-Income Taxes” to the consolidated financial statements included therein.

Note 7. Changes in Accounting Estimate

Based on company policy, we review the reasonableness of our salvage values every three years, based on the most recent three year average price of scrap steel per metric ton. In the first quarter of 2012 we reviewed and adjusted the salvage values on eight of our vessels, based on what we believe was a material change in the market value of scrap steel.  The adjustments resulted in increasing the salvage values and reducing our depreciation expense on these eight vessels by approximately $3.8 million annually.  This adjustment increased both our pre-tax and net income by $945,000, or $0.13 per share, for the three months ended March 31, 2012.  (Due to the company being in a valuation allowance position there is no impact on taxes.)

Note 8.  Earnings Per Share

We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under restricted stock grants using the treasury stock method.

The calculation of basic and diluted earnings per share is as follows (Amounts in thousands except share data):
	Three Months Ended March 31,
	2012	2011
Numerator
Net Income – Basic:	$7,936	$24,080

Net Income – Diluted:	$7,936	$24,080
Denominator
Weighted Avg Shares of Common Stock Outstanding:
Basic	7,170,611	7,232,834
Plus:
Effect of dilutive restrictive stock	-	23,295
Diluted	7,170,611	7,256,129
Basic and Diluted Earnings Per Common Share:
Net Income per share – Basic:
	$1.11	$3.33
Net Income per share – Diluted:
	$1.11	$3.32

Note 9. Stockholders’ Equity

A summary of the changes in Stockholders’ equity for the three months ended March 31, 2012, is as follows:

(Amounts in thousands)	Stockholders' Equity
Balance December 31, 2011	$249,355
Net Income	7,936
Dividend Payments	(3,004)
Unrealized Foreign Currency Translation Gain	91
Unrealized Holding Gain on Marketable Securities	151
Net Change in Fair Value of Derivatives	1,197
Stock-based compensation expense (net of forfeited shares)	(340)

Balance March 31, 2012	$255,386

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first three months of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2012– January 31, 2012	-	-	-	285,377
February 1, 2012 – February 29, 2012	-	-	-	285,377
March 1, 2012 – March 31, 2012	-	-	-	285,377

On February 1, 2012 and March 9, 2012, 13,665 and 16,439 shares of common stock, respectively, were retired in order to meet tax liabilities associated with the vesting of Restricted Stock grants by our executive officers.

Dividend Payments

During the three months ended March 31, 2012, we paid cash dividends as follows:

(Amounts in Thousands Except per Share Data )
Record Date	Payment Date	Per Share Amount	Total Dividend Paid
February 15, 2012	March 1, 2012	$ 0.375	$ 2,690

         We paid an additional $314,000 in cash dividends related to unvested stock awards that accrued quarterly dividend payments, paid upon the shares vesting in the first quarter of 2012.

Note 10.  Stock Based Compensation

A summary of the activity for stock awards during the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-vested –December 31, 2011	87,500	$22.91
Unrestricted Shares Granted	5,712	$21.01
Shares Vested	(93,212)	$22.79
Non-vested – March 31, 2012	-	-

For the three months ended March 31, 2012, our income before taxes and net income included $340,000 and $221,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.03 per share. For the three months ended March 31, 2011, our income before taxes and net income included $577,000 and $375,000, respectively, of stock-based compensation expense charges, which reduced both basic and diluted earnings per share by $0.05 per share.

On January 18, 2012, our independent Directors received unrestricted stock awards of 5,712 shares from the 2011 Stock Incentive Plan.

Note 11. Sale and Leaseback Transaction

On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Bank Northwest, National Association, of our 2007-built PCTC, the Green Bay.  The transaction generated gross proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a ten year lease agreement with early buyout options that can be exercised in 2017 and 2019.  The sale resulted in a gain of $14.9 million, which has been recorded as a deferred liability on the balance sheet and will be recognized over the term of the lease. Please refer to our Current Report Form 8-K dated February 22, 2012 for further information.

Note 12. Fair Value Measurements

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Under ASC 820, the price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, and (iii) able and willing to complete a transaction.

Fair value measurements require the use of valuation techniques that are consistent with one or more of the following: the market approach, the income approach or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. The fair value of our interest rate swap agreements is based upon the approximate amounts required to settle the contracts.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. In that regard, ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes certain of our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2012, segregated by the above-described levels of valuation inputs:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$13,086	$-	$-	$13,086
Derivative assets	$-	$28	$-	$28
Derivative liabilities	$-	$(7,925)	$-	$(7,925)
Vessels (1)	$-	$37,070	$-	$37,070

(1) Represents the appraised fair value of the Rail-Ferry vessels after the impairment charge taken in the third quarter of 2010. The valuation technique used was a weighted average of the cost, comparable sales and income approach. The carrying value of the Rail-Ferry vessels ($33.9 million as of March 31, 2012) no longer equals the fair value.

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value at March 31, 2012 and December 31, 2011.  We estimated the fair value of our variable rate long-term debt at March 31, 2012, including current maturities, to equal the carrying value due to the variable rate nature of the debt as well as to the underlying value of the collateral.

Note 13.  Marketable Securities

We have categorized all marketable securities as available-for-sale securities. Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  We determined that none of our securities were impaired as of March 31, 2012.

The following table includes cost and valuation information on our investment securities at March 31, 2012:

(Amounts In Thousands)		AOCI** Unrealized
Securities Available for Sale	Cost Basis	Holding Gain	Fair Value

Bonds*	$ 8,695	$ 135	$ 8,830
Mutual Funds	$ 4,165	$ 91	$ 4,256
Total	$ 12,860	$ 226	$ 13,086

* Various maturity dates from February 2014 – January 2017.
** Accumulated Other Comprehensive Income

Note 14.  Derivative Instruments

We use derivative instruments to manage certain foreign currency and interest rate risk exposures. We do not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of our derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and the occurrence of certain transactions.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which is $7.9 million in the aggregate for all of our contracts, with no posted collateral as of March 31, 2012.  The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss, net of taxes was $7.4 million as of March 31, 2012 and $8.6 million as of December 31, 2011.

The notional and fair value amounts of our derivative instruments as of March 31, 2012 were as follows:

(Amounts in thousands)		Asset Derivatives		Liability Derivatives

	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Amount	Location		Location
Interest Rate Swaps - S/T	$12,495	N/A	-	Current Liabilities	(400)
Interest Rate Swaps - L/T*	$110,433	N/A	N/A	Other Liabilities	($7,472)
Foreign Exchange Contracts	$900	Other Current Assets	$28	N/A	N/A
Foreign Exchange Contracts	$2,400	N/A		Current Liabilities	($53)
Total Derivatives Designated as Hedging Instruments	$126,228	-	$28	-	($7,925)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $68,244,385 (based on a Yen to USD exchange rate of 82.82 as of March 31, 2012).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $149,000 gain for the quarter ended March 31, 2012 and this amount was included in earnings.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the three months ended March 31, 2012 was as follows:

(Amounts in thousands)	Net Gain / (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from AOCI to Income	Amount of (Loss) Gain Reclassified from AOCI to Income	Income Recognized in Income from Ineffective portion
	2012		2012	2012
Interest Rate Swaps	$1,374	Interest Expense	($861)	$149
Foreign Exchange contracts	($147)	Voyage Expenses	$15	-
Total	$1,227	-	($846)	$149

Interest Rate Swap Agreements

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The Company’s interest rate swaps are accounted for as effective cash flow hedges.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income.

As of March 31, 2012, we had the following swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
11/30/05	11/30/12	12,495,000	5.17%	Fixed
3/31/08	9/30/13	$9,174,000	3.46%	Fixed
9/30/10	9/30/13	$9,174,000	2.69%	Fixed
9/30/10	9/30/13	$9,174,000	2.45%	Fixed
9/26/05	9/28/15	$7,333,333	4.41%	Fixed
9/26/05	9/28/15	$7,333,333	4.41%	Fixed
3/15/09	9/15/20	*$68,244,385	2.065%	Fixed
Total:		$122,928,051
                *Notional amount converted from Yen at March 31, 2012 at a Yen to USD exchange rate of 82.82

Foreign Exchange Rate Risk.

We have entered into foreign exchange contracts to hedge certain firm foreign currency purchase commitments.  In 2011, we entered into four forward purchase contracts which expire in 2012. The first was for Mexican Pesos for $750,000 U.S. Dollar equivalents at an exchange rate of 12.1818, the second was for Mexican Pesos for $1,200,000 U.S. Dollar equivalents at an exchange rate of 12.4717, the third was for Mexican Pesos for $450,000 U.S. Dollar equivalents at an exchange rate of 13.036 and the fourth was for Mexican Pesos for $750,000 U.S. Dollar equivalents at an exchange rate of 14.0292.  In March 2012, we purchased approximately 125 million Yen to cover our June 15, 2012 installment payment under a Yen-denominated loan at an exchange rate of 83.34 to 1 USD, or a USD equivalent of $1,500,000. Our Mexican Peso foreign exchange contracts represent approximately 100% of our projected Peso exposure.

The following table summarizes the current value of these contracts:
(Amounts in Thousands)
Transaction Date	Type of Currency	Transaction Amount in Dollars	Effective Date	Expiration Date
August 2011	Peso	$ 225,000	September 2011	June 2012
August 2011	Peso	$ 675,000	September 2011	January 2013
September 2011	Peso	$ 450,000	July 2012	December 2012
September 2011	Peso	$ 450,000	October 2011	December 2012
March 2012	Yen	$1,500,000	June 2012	June 2012
                                                                                                                                                                                                       $3,300,000

Note 15.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended March 31, 2012 and 2011:

	Pension Plan		Postretirement Benefits
( Amounts in Thousands)	Three Months Ended March 31,		Three Months Ended March 31,
Components of net periodic benefit cost:	2012	2011	2012	2011
Service cost	$ 164	$ 136	$ 13	$ 22
Interest cost	357	368	130	143
Expected return on plan assets	(497)	(475)	-	-
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of Net Loss	192	83	71	55
Net periodic benefit cost	$ 215	$ 111	$ 211	$ 217

We contributed $400,000 to our pension plan for the three months ended March 31, 2012 and anticipate making approximately $1.2 million additional contributions for the remainder of 2012.

Note 16. Long-Term Debt

Long-term debt consisted of the following on the dates set forth below:

( Amounts in thousands)		Interest Rate			Total Principal Due
		March 31,	December 31,	Maturity	March 31,	December 31,
Description		2012	2011	Date	2012	2011
Secured:
Notes Payable – Variable Rate	(4)	1.4737%	1.5738%	2015	$ 14,667	$ 15,333
Notes Payable – Variable Rate	(4)	0.0000%	0.0000%	2012	12,495	12,845
Notes Payable – Variable Rate	(3)(4)	1.7197%	1.8293%	2013	16,109	29,389
Notes Payable – Variable Rate	(1)	2.9731%	3.0632%	2018	21,473	22,332
Notes Payable – Variable Rate	(3)	N/A	3.2702%	2014	-	13,318
Notes Payable – Variable Rate	(3)(4)	1.1200%	1.0957%	2020	47,162	60,808
Notes Payable – Variable Rate	(3)	N/A	3.0600%	2017	-	41,656
Notes Payable – Variable Rate		3.06-3.08%	2.88-2.92%	2018	51,519	52,440
Notes Payable– Variable Rate	(3)	N/A	3.2458%	2018	-	24,162
Notes Payable – Variable Rate		2.5940%	2.6440%	2017	15,302	15,675
Notes Payable – Variable Rate		3.2458%	3.2458%	2018	17,750	18,460
Notes Payable – Variable Rate	(1)	3.06-2.86%	3.0000%	2018	18,850	6,175
Unsecured Line of Credit	(2)	N/A	4.0349%	2013	-	9,500
					215,327	322,093
		Less Current Maturities			(27,991)	(36,079)
					$ 187,336	$ 286,014

(1) We entered into a variable rate financing agreement with ING Bank N.V., London branch on June 20, 2011 for a seven year facility to finance the acquisition of a Cape Size vessel and a Handymax Bulk Carrier Newbuilding, both of which were assumed in the acquisition of Dry Bulk.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches:  Tranche A, fully drawn on June 20, 2011 in the amount of $24.2 million, and Tranche B, providing up to $23.3 million of additional credit.  Under Tranche B, $6.1 million was drawn in November 2011 and the final draw of $12.7 million was made on January 24, 2012.

(2) In March, 2012, the 5th amendment to the unsecured line of credit extended the expiration date until April  2014.  At December 31, 2011, we had $9.5 million drawn and during the first quarter of 2012, an additional $18.5 million was drawn.  The entire $28 million was repaid by March 31, 2012.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility.

(3)  In the first quarter of 2012, proceeds from the sale of capital assets were used to pay off three loans and additional principal was paid on two loans, including approximately $10 million of the Japanese Yen facility.

(4) We have interest rate swap agreements in place to fix the interest rates on these variable rate notes payables.

As of March 31, 2012, the Company was in compliance with all financial covenants related to its debt obligations, and we believe that we will continue to meet such covenants in the near future.

Note 17.  New Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 became effective for International Shipholding Corporation beginning on December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on our operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income , which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 became effective for International Shipholding Corporation for the quarters beginning on December 15, 2011. The adoption of ASU 2011-05 did not have a material effect on our operating results or financial position, and have applied these new requirements in the first quarter of 2012.

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

Such forward-looking statements include, without limitation, statements regarding (1) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives; (2) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (3) estimated scrap values of assets; (4) estimated proceeds from selling assets and the anticipated cost of constructing or purchasing new or existing vessels; (5) estimated fair values of financial instruments, such as interest rate and currency swap agreements; (6) estimated losses under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (7) estimated losses attributable to asbestos claims or other litigation; (8) estimated obligations, and the timing thereof, relating to vessel repair or maintenance work; (9) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (10) our ability to remain in compliance with applicable regulations and our debt covenants; (11) anticipated trends in government sponsored cargoes; (12) our ability to effectively service our debt; (13) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (14) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and (15) assumptions underlying any of the foregoing.

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

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	unanticipated changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular,
•	unanticipated changes in cargo freight rates,market time charter rates, charter hire, cost of fuel we are not able to pass on to customers, or other operating expenses,
•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate,
•	changes in interest rates, which could increase or decrease the amount of interest we incur on our variable rate debt and the availability and cost of capital to us,
•	the impact on our financial statements of nonrecurring accounting charges that may result from our ongoing evaluation of business strategies, asset valuations, and organizational structures,
•	changes in accounting policies and practices adopted voluntarily or as required by GAAP,
•	changes in laws and regulations such as those related to government assistance programs and tax rates,
•	the frequency and severity of claims against us, including the possibility of unanticipated adverse outcomes of current or future legal proceedings,
•	unexpected out-of-service days on our vessels whether due to unplanned maintenance or other causes,
•	the ability of customers to fulfill their obligations with us,
•	the performance of unconsolidated subsidiaries or revenue sharing agreements,
•	political events in the United States and abroad, including terrorism and piracy, and the U.S. military's response to those events,
•	election results, regulatory activities and the appropriation of funds by the U.S. Congress,
•	changes in foreign currency exchange rates, and
•	other economic, competitive, governmental, and technological factors which may affect our operations.

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

 For additional information on our forward-looking statements and risks, see Items 1, 1A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, and Part II, Item 1A, of this report.

Executive Summary
Overview of First Quarter 2012

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

Overview

During the first quarter of 2012, we completed two significant transactions that further strengthens the balance sheet, provides additional liquidity and better positions us to pursue accretive growth opportunities. With these two transactions, we believe we are able to maximize the value of the assets sold and to monetize that value.

On February 22, 2012, we, through one of our wholly owned subsidiaries, completed the sale and leaseback of our 2007-built U.S. Flag PCTC, Green Bay. Our sale of the vessel generated approximately $59 million in proceeds, which were used to pay off approximately $54.5 million in debt. We continue to maintain commercial and operating control of the vessel under the existing charter party agreement with no change to the charter hire rates. See page 31 under Liquidity and Capital Resources for more information.

On March 26 and 27, 2012, we, through one of our wholly owned subsidiaries, completed the sale of two of our International Flag PCTC Vessels, Asian King and Asian Emperor. The Company received approximately $73.9 million in proceeds, paid down approximately $36.1 million in debt and generated a gain of approximately $3.8 million.  With the sale of these two vessels, our revenues and gross voyage profits are expected to decrease on an annual basis by approximately $17 million and $11.6 million, respectively, based on operating results immediately preceding the sale. However, we believe with the additional liquidity, the available room to leverage additional debt and the ability to draw from a $200 million prospectus shelf registration, we have positioned ourself well for potential growth investment opportunities that create more value for our shareholders.

Also during the first quarter of 2012, we redelivered three U.S. Flag RO/RO vessels we operated for the Military Sealift Command. The contracts, which were previously extended numerous times, expired in February 2012. On average, the contracts represented approximately 10% of our total revenues in 2011. During the quarter, we took delivery of one Handymax Bulk Carrier Newbuilding, which was named the Bulk Americas. The vessel entered into a revenue sharing agreement and is trading worldwide under short-term charter agreements.

Consolidated Financial Performance – First Quarter 2012 vs. First Quarter 2011

Overall net income decreased from $24.1 million in the first quarter of 2011 to $7.9 million in the first quarter of 2012. Included in the first quarter 2012 results was a $3.8 million gain from the above-discussed sale of two International Flag PCTC Vessels. Included in the first quarter 2011 results was an $18.7 million gain generated from our acquisition of 100% of Dry Bulk, a company in which we previously held a 50% investment. Excluding these aforementioned transactions, our net income for the first quarter of 2012 decreased by $1.3 million year over year.  Other items of note include:

▪	Decrease in consolidated gross profit of $2.0 million.
▪	A slight decrease of $300,000 in administrative expenses.
▪	Higher interest cost on the financing of our three new Handysize Bulk Carriers, one new Handymax Bulk Carrier and one multi-purpose ice strengthened vessel.
▪
A decrease in our income from unconsolidated entities from $1.2 million to a loss of $70,000 due to the acquisition of Dry Bulk previously included in income from unconsolidated entities now reported through revenues and expenses.

▪	Foreign exchange gain on Yen of $3.6 million in 2012 as compared to $1.5 million for the same period in 2011.

Segment Performance – First Quarter 2012 vs. First Quarter 2011

Time Charter Contracts – U.S. Flag
▪	Decrease in gross profits of $1.2 million.
▪	Decrease in supplemental cargo gross profits and lower margins due to higher operating costs.
▪	Decrease in MSC revenues primarily due to the above-described contract expirations.
▪	MSC revenues lost partially offset by a new contract with MSC, serviced by our Multi-Purpose ice strengthened vessel.

Time Charter Contracts – International Flag
▪	Increase of $2.1 million and $733,000 in revenues and gross profits, respectively.
▪	Dry Bulk service added in results for entire first quarter of 2012.
▪	Improvements in operational results of our Indonesian service.

Contract of Affreightment (“COA”)
▪	Decrease in gross profit of approximately $800,000 driven by lower cargo volumes.
▪	Expect improvement from the first quarter of 2012 due to guaranteed minimum tonnage for the contract year.
Rail-Ferry
▪	Decrease in gross profits of $400,000 due to higher operating cost.
Other
▪	Decrease of $0.3 million driven primarily by a reduction in brokerage commissions.

Financial Discipline & Strong Balance Sheet
▪	Total cash and marketable securities of $47.3 million at March 31, 2012.
▪	Working capital of $24.4 million at March 31, 2012.
▪
Debt payments of $134.3 million during the first quarter of 2012, including early pay down of debt of approximately $101.0 million, regularly scheduled debt payments of $5.7 million, and payments on our line of credit of $28.0 million ($9.5 million net).

Overview of Fleet

As of March 31, 2012, our fleet consisted of 37 vessels (including one Newbuilding to be chartered in), of which 16 we owned 100% directly through our wholly owned subsidiaries.  Of the 16 vessels, 14 are under individual fixed time charters varying from short, medium and long term in length and all 14 operated within our Time Charter Contracts - International Flag and Time Charter Contracts – U.S. Flag segments.  Two vessels operate on a voyage to voyage basis  providing service to a number of regular shippers in our Rail-Ferry segment.  In February 2012, the operating contracts for three vessels that we previously operated for the MSC expired. For additional information on our vessels, please see the fleet list below.

Our Time Charter segments, which are primarily serviced by our PCTC vessels generally operating under medium to long-term contracts, provide us with a fixed income stream and consistent cash flow, with revenues only impacted by the amount of our off-hire time. The average firm contract charterhire period for our International Flag PCTC fleet and U.S. Flag PCTC fleet is approximately one year and 2.3 years as of the end of the quarter, respectively.  In addition to this contractually fixed income, we also earn from time to time supplemental income as a result of chartering our U.S. Flag PCTC vessels back for the carriage of supplemental cargo when available.

Because of recent downturns in our revenues and the overall condition of the global economy, we test our long-lived assets quarterly to determine whether or not our projected cash flows exceed the vessel’s carrying amount. Based on this assessment, we believe that no impairment existed at March 31, 2012.

The following table lists the vessels in our fleet as of March 31, 2012:

INTERNATIONAL SHIPHOLDING CORPORATION

FLEET STATISTICS
March 31, 2012

	Vessels		Year Built	Business Segment (1)	Owned	Bareboat Charter/Leased	Operating Contracts	Partially Owned	Time Chartered (4)	Weight Carrying Capacity (MT)	Market Value Less Than Carrying Value "Y"

	GREEN BAY	PURE CAR/TRUCK CARRIER	2007	TC-US		X				18,090
	GREEN COVE	PURE CAR/TRUCK CARRIER	1994	TC-US	X					16,178
	GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	TC-US	X					22,799
	GREEN POINT	PURE CAR/TRUCK CARRIER	1994	TC-US	X					14,930
	GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	TC-US	X					21,523
	GREEN DALE	PURE CAR/TRUCK CARRIER	1999	TC-US	X					16,157
	CSAV RIO GEIKE	PURE CAR/TRUCK CARRIER	2010	TC-I	X					18,701
	ENERGY ENTERPRISE (5)	BELT SELF-UNLOADING BULK CARRIER	1983	TC-US	X					38,234
	MAERSK ALABAMA	CONTAINER VESSEL	1998	TC-US		X				17,524
	MAERSK CALIFORNIA	CONTAINER VESSEL	1992	TC-US		X				25,375
	FLORES SEA	MULTI-PURPOSE VESSEL	2008	TC-I			X			11,151
	SAWU SEA	MULTI-PURPOSE VESSEL	2008	TC-I			X			11,184
	OCEAN PORPOISE	TANKER	1996	TC-I	X					13,543
	MARINA STAR 2	CONTAINER VESSEL	1982	TC-I					X	13,193
	MARINA STAR 3	CONTAINER VESSEL	1983	TC-I					X	13,193
	TERRITORY TRADER	CONTAINER VESSEL	1991	TC-I					X	3,138
	SULPHUR ENTERPRISE (5)	MOLTEN SULPHUR CARRIER	1994	COA		X				27,241
	BALI SEA (2)	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,737
	BANDA SEA (2)	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,664
	BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	TC-1	X					170,578
	BULK AMERICAS	HANDYMAX BULK CARRIER	2012	TC-1	X					57,959
	EGS CREST	HANDYSIZE BULK CARRIER	2011	TC-I	X					35,914
	EGS TIDE	HANDYSIZE BULK CARRIER	2011	TC-I	X					35,916
	EGS WAVE	HANDYSIZE BULK CARRIER	2011	TC-I	X					35,921
	HANZE GRONINGEN	HANDYSIZE BULK CARRIER	2011	TC-I					X	34,734
	HUATAI NEWBUILDING (3)	HANDYSIZE BULK CARRIER	2012	TC-1					X	37,300
	GREEN WAVE	MULTI-PURPOSE ICE STRENGHTENED VESSEL	2000	TC-US	X					17,381
	OSLO BULK 1	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 2	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 3	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 4	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 5	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 6	MINI BULK CARRIER	2011	UE				X		8,000
	OSLO BULK 7	MINI BULK CARRIER	2011	UE				X		8,000
	OSLO BULK 8	MINI BULK CARRIER	2011	UE				X		8,000
	OSLO BULK 9	MINI BULK CARRIER	2011	UE				X		8,000
	OSLO BULK 10	MINI BULK CARRIER	2011	UE				X		8,000
					16	4	2	10	5	831,168

(1)	Business Segments:
	TC-I	Time Charter Contracts-International Flag
	TC-US	Time Charter Contracts-U.S. Flag
	COA	Contracts of Affreightment
	RF	Rail-Ferry
	UE	Unconsolidated Entity

(2)	Originally built in 1982 - Converted 1995

(3)	Vessel scheduled to deliver June 2012

(4)	Includes one Newbuilding, see Note 3

(5)	Weight capacities in long tons

Management Gross Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross profit,” a metric that management reviews to assist in monitoring and managing our business.  The following table provides a reconciliation of consolidated gross voyage profit to operating income.

(Amounts in Thousands)	Three Months Ended March 31,
	2012	2011
Revenues	$65,204	$64,334

Voyage Expenses	$50,826	$48,990
Vessel Depreciation	$6,357	$5,374

Gross Profit	$8,021	$9,970

Other Operating Expenses:
Administrative and General Expenses	$5,508	$5,829
Gain on Dry Bulk Transactions	$-	$(18,714)
Gain on Sale of Other Assets	$(3,799)	$-
Total Other Operating Expenses (Income)	$1,709	$(12,885)

Operating Income	$6,312	$22,855

Non-GAAP Financial Measures

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to adjusted net income. We believe this is useful information to investors because it provides comparable information with respect to the financial condition and results of operations of the Company excluding results of certain transactions.  The following table provides a reconciliation of net income to adjusted net income.

(Amounts in Thousands)	Three Months Ended March 31,
	2012	2011

Net Income	$7,936	$24,080
Gain on Dry Bulk Transaction	-	(18,714)
Gain on Sale of Other Assets	(3,799)	-
Adjusted Net Income	$4,137	$5,366

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

(Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts- International Flag	COA	Rail-Ferry Service	Other	Total
2012
Revenues from External Customers	$39,019	$13,303	$3,394	$9 ,201	$287	$65,204
Voyage Expenses (Income)	31,093	7,144	4,286	8,368	(65)	50,826
Add back:
Operating Lease Expense	464	-	898	-	-	1,362
Direct Finance Lease Amortization	738	80	-	-	-	1,518
Gross Voyage Profit *	$9,128	$6,939	$6	$833	$352	$17,258
Gross Voyage Profit Percentage	23%	52%	-	9%	123%	26%
Less:
Operating Lease Expense	464	-	898	-	-	1,362
Direct Finance Lease Amortization	738	780	-	-	-	1,518
Vessel Depreciation	2,565	3,092	-	698	2	6,357
Gross Profit (Loss) *	$5,361	$3,067	$(892)	$135	$350	$8,021
2011
Revenues from External Customers	$39,016	$11,210	$4,231	$9,054	$823	$64,334
Voyage Expenses	29,998	6,886	4,310	7,631	165	48,990
Add back:
Operating Lease Expense	1,059	1,551	898	-	-	3,508
Direct Finance Lease Amortization	643	688	-	-	-	1,331
Gross Voyage Profit *	$10,720	$6,563	$819	$1,423	$658	$20,183
Gross Voyage Profit Percentage	27%	59%	19%	16%	80%	31%
Less:
Operating Lease Expense	1,059	1,551	898	-	-	3,508
Direct Finance Lease Amortization	643	688	-	-	-	1,331
Vessel Depreciation	2,509	1,990	-	872	3	5,374
Gross Profit (Loss) *	$6,509	$2,334	$(79)	$551	$655	$9,970

*Information used by Chief Decision Makers.

The following table shows the breakout of revenues by segment between fixed and variable for the three months ended March 31, 2012 and 2011, respectively:

Revenues 2011-2012 1st Quarter
Thousands of Dollars
50000
45000
40000
35000
30000
25000
20000
15000
10000
5000
0
2012
2011
2012
2011
2012
2011
2012
2011
2012
2011
TC - U.S. Flag
TC - Internati onal Flag
COA
Rail-Ferry
Other

                 ☐  Variable Revenue                o    Fixed Revenue

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts-U.S. Flag:  Overall revenues stayed consistent at $39.0 million when comparing the first quarter of 2012 to the first quarter of 2011, where as the segment’s gross profit decreased from $6.5 million in the first quarter of 2011 to $5.4 million in the first quarter of 2012. This decrease in gross profit is due to a decrease in profit margins for supplemental cargoes and the termination of three MSC contracts, as mentioned below. Our fixed contract revenues of $26.4 million and $27.3 million in the first quarter of 2012 and 2011, respectively, represent revenues derived from our fixed time charter contracts, and our variable revenues of $12.6 million and $11.7 million for the same periods in 2012 and 2011, respectively, represent revenues derived from our supplemental cargoes.

Our U.S. Flag Time Charter Contracts segment includes operating three Roll-on/Roll-off vessels for the MSC.  In January of 2012, we were notified that we would not be awarded contract renewals. All three vessels’ operating contracts were terminated in February 2012. These three contracts represented 5.3% of our total revenue in the first quarter of 2012, 10.4% of the segment revenue, and 17% of the segment’s gross profit.

Time Charter Contracts-International Flag: Revenues increased from $11.2 million in the first quarter of 2011 to $13.3 million in the first quarter of 2012 and gross voyage profit for this segment increased from $2.3 million in the first quarter of 2011 to $3.1 million in the first quarter of 2012.   The increase in revenues and gross voyage profit is attributable to a Capesize Bulk Carrier in service the entire first quarter of 2012 and improved operating performance of our Indonesian Service.  Our fixed revenues of $10.2 million in the first quarter of 2012 represent our revenues from fixed Time Charter contracts.  Our variable revenues of $3.1 million in the first quarter of 2012 represent revenues earned by our three Handy-Size Bulk Carriers and one Handymax Bulk Carrier, all of which operate under revenue sharing agreements. Our fixed revenues of $8.7 million in the first quarter of 2011 represents revenues derived from our fixed time charter contracts, while our variable revenues of $2.5 million in the first quarter of 2011 represents voyages on our three Handy-Size Bulk Carriers pursuant to a revenue sharing agreement which commenced in January 2011.

Contracts of Affreightment:  Revenues decreased from $4.2 million in the first quarter of 2011 to $3.4 million in the first quarter of 2012.  Our gross loss increased from $79,000 in the first quarter of 2011 to $892,000 in the first quarter of 2012 due to a reduction in cargo volume, however we expect improvements for the remainder of 2012 due to minimum tonnage requirements under our contract.

Rail-Ferry Service: Revenues for this segment increased from $9.1 million in the first quarter of 2011 to $9.2 million in the first quarter of 2012, however gross profit decreased from $551,000 in the first quarter of 2011 to $135,000 in the first quarter of 2012. This decrease in gross profit is a result of higher operating costs in 2012.

Other:  Revenue and gross profit decreased slightly during the first quarter of 2012 compared to the first quarter of 2011, both due to lower chartering brokerage income.

Administrative and General Expense

Administrative and general expenses decreased from $5.8 million in the first quarter of 2011 to $5.5 million in the first quarter of 2012.  The following table shows the significant components of administrative and general expenses for the first quarter of 2012 and 2011, respectively. Wages and benefits included severance payments for employees affected by the loss of the MSC contracts and we expect executive stock compensation to increase from the first quarter of 2012 amount and return to previous levels.

A&G Account	2012	2011	Variance
(Amounts in Thousands)
Wages and Benefits	$3,039	$2,856	$(183)
Executive Stock Compensation	340	577	237
Office Building Expenses	336	346	10
Professional Services	461	731	270
Insurance and Worker’s Compensation	118	132	14
Other	1,214	1,187	(27)
TOTAL:	$5,508	$5,829	$321

Other Income and Expense

Interest Expense increased from $2.3 million in the first quarter of 2011 to $2.7 million in the first quarter of 2012 due to new financing entered into in late 2011 and the first quarter of 2012, and a decrease in capitalized interest in 2012 after the delivery of our Handymax Bulk Carrier newbuilding in January 2012.

Derivative Income of $149,000 and $121,000 in the first quarters of 2012 and 2011, respectively, represents the ineffectiveness of a portion of a derivative contract and the related mark-to-market adjustment associated with this portion of the derivative (See Note 14).

Other income from vessel financing of $688,000 and $622,000 in the first quarters of 2012 and 2011, respectively, is due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Foreign Exchange Gain of $3.6 million in the first quarter of 2012, an increase from a $1.5 million gain in 2011, is associated with the financing of one of our International Flag PCTC’s. The gain is due to the revaluation of our Yen-denominated loan due to a weakening of the value of the Yen since the end of 2011.  The exchange gain was based on a change in the exchange rate of 76.92 Yen to 1 USD at December 31, 2011 compared to 82.82 Yen to 1 USD at March 31, 2012.

Income Taxes

We recorded a provision for income taxes of $168,000 on our $8.2 million of income before taxes and equity in a net loss from unconsolidated entities for the three months ended March 31, 2012.  For the three months ended March 31, 2011 our income tax benefit was $208,000 on our $23.1 million income before taxes and equity in net income of unconsolidated entities.  These provision amounts represent our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  We established a valuation allowance against deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred tax assets generated primarily by NOL carryforwards and AMT credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on an annual basis. For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2011, including “Note G-Income Taxes” to the consolidated financial statements included therein.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in net (loss) income from unconsolidated entities, net of taxes, decreased from a profit of $1.2 million in the first quarter of 2011 to a loss of $70,000 in the first quarter of 2012.  Included in the 2012 results is a profit of $42,000 from our 25% investment in Oslo Bulk and Tony Bulkers. The 2011 first quarter results reflected a loss of $43,000 for Oslo Bulk and Tony Bulkers and also contained our portion of Dry Bulk’s earnings of $1.3 million.  Prior to us acquiring 100% of Dry Bulk on March 25, 2011, we reported our proportionate interest in Dry Bulk using the equity method.  As a result of the acquisition, Dry Bulk results are now consolidated in our Time Charter Contracts-International Flag segment.

Our portion of the earnings of our remaining investments in unconsolidated entities for the three months ended March 31, 2012 and 2011 were losses of $112,000 and $32,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $19.3 million at December 31, 2011, to $24.4 million at March 31, 2012. Cash and cash equivalents increased during the first three months of 2012 by $12.8 million to a total of $34.2 million at March 31, 2012. The increase in cash and cash equivalents was a result of cash provided by operating activities of $2.9 million and cash provided by investing activities of $116.2 million, offset by cash used in financing activities of $106.3 million.  Total current liabilities of $63.2 million as of March 31, 2012 included current maturities of long-term debt of $28.0 million.

Net cash provided by operating activities for the first three months of 2012 was $2.9 million after adjusting net income of $7.9 million upward for non-cash items such as depreciation and amortization and non-cash stock based compensation, which were offset by a foreign exchange gain of $3.6 million on a Yen-denominated loan, a $3.8 million gain on sale of assets, and various other items specified in our consolidated statements of cash flows.

Net cash provided by investing activities of $116.2 million included capital expenditures of $22.9 million and investments in unconsolidated entities of $750,000, offset by principal payments received under direct financing leases of $1.5 million, re-classifying $6.9 million from restricted cash to available cash, $130.3 million in proceeds from the sale of assets and $1.2 million from cash received on note receivables.

Further detail of the $22.9 million of capital improvements to vessels and other assets, including the breakdown of payments from equity versus financing are in the table below.

Capital Improvements to Vessels, Property and Other Equipment
(Amounts in thousands)	Improvements through:
Vessel	Equity	Financing	Total
Vessel Improvements	$ 1,035	$ -	$ 1,035
Tsuneishi Newbuilding Handymax Bulk Carrier	9,101	12,675	21,776
Vessel Equipment	32	-	32
Other	42	-	42
			$ 22,885

Net cash used in financing activities of $106.3 million included outflows of regularly scheduled debt payments of $5.7 million, payments on our line of credit of $28 million, and payments of $100.6 million to discharge debt, using proceeds from the sale of three vessels. These cash outflows were offset by proceeds of $12.7 million from the final bank draw on a term loan for a Handymax Bulk Carrier Newbuilding delivered in January 2012 and draws on our line of credit of $18.5 million.

As of March 31, 2012, the full amount of our $30 million unsecured revolving line of credit, which expires in April 2014, is available for future draws as needed.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility.

We have filed with the Securities and Exchange Commission a $200.0 million universal shelf registration statement which we believe provides us with flexibility to access the public equity and debt markets.

Debt and Lease Obligations – As of March 31, 2012, we held four vessels under bareboat charter or lease agreements, and five vessels under time charter agreements.  The types of vessels held under these agreements include one PCTC, five container vessels, and two Handysize Bulk Carriers, all of which operate in our Time Charter Contracts – U.S. Flag and International Flag segments, and a Molten Sulphur Carrier operating in our Contracts of Affreightment segment.

Our operating lease agreements have early buy-out options and fair value purchase options.  Most of the agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.

On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Bank Northwest, National Association, of our 2007-built PCTC, the Green Bay.  The sale generated proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a 10 year lease agreement with early buyout options that can be exercised in 2017 and 2019.  The sale resulted in a gain of $14.9 million, which has been recorded as a deferred gain on the balance sheet and will be recognized over the length of the lease. Please refer to page 20 of our Form 10K for the year ended December 31, 2011 which describes our future obligations with respect to this transaction.

In March 2012 we sold two of our International Flag Pure Car Truck Carriers, the Asian King and Asian Emperor, to Norwegian Car Carriers ASA.  This transaction generated total proceeds of $73.9 million, and resulted in a reportable gain of $3.8 million. These proceeds were used to pay down approximately $36.1 million of debt.  Please refer to our Current Report form 8-K dated March 26, 2012 for further information.

We also conduct certain of our operations from leased office facilities.  Please refer to our 2011 annual report on Form 10-K for a schedule of our contractual obligations.

Substantially all of our credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital and interest expense coverage and a maximum amount of debt leverage.

As of March 31, 2012, the Company was in compliance with all financial covenants related to its debt obligations, and we believe that we will continue to meet such covenants in the near future. The following table represents the actual and required covenant amounts for the three months ending March 31, 2012:

		Actual	Required
(1)	Net Worth (thousands of dollars)	$255,386	$249,017
(2)	Working Capital (thousands of dollars)	$24,418	$1
(3)	Interest Expense Coverage Ratio (minimum)	6.79	2.50
(4)	Leverage Ratio (maximum)	3.13	4.25
(5)	Indebtedness to EBITDAR Ratio (maximum)	3.46	4.75
(6)	EBITDAR to Fixed Charge (minimum)	1.39	1.10

1.	Total assets minus total liabilities.
2.	Total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between consolidated indebtedness to consolidated EBITDA.
5.	Defined as the ratio between consolidated indebtedness to consolidated EBITDA and lease expense (“EBITDAR”)
6.	Defined as the ratio between consolidated EBITDAR to consolidated fixed charges

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations and/or accessing available lines of credit.  To the extent we are required to seek additional capital, our efforts could be hampered by continuing uncertainties in the credit markets. We presently have variable to fixed interest rate swaps on 42% of our long-term debt.  We have debt of $34.7 million due in 2012, $31.3 million due in 2013, $20.8 million due in 2014, and $24.8 million due in 2015. The 2011 amount includes a balloon payment of $12.5 million scheduled to be refinanced.

As a result of increasing our ownership in Dry Bulk from 50% to 100% on March 25, 2011, we assumed a 100% interest in a Handymax Bulk Carrier Newbuilding, completed and delivered in the first quarter of 2012. Total investment in this newbuilding was approximately $42.1 million.  On June 20, 2011, we entered into a secured loan facility agreement in the amount of $47.5 million, divided into two tranches:  Tranche A, which provided $24.2 million used to refinance and repay existing indebtedness of $22.0 million related to a Cape Size vessel assumed in connection with the Dry Bulk acquisition, and Tranche B, which provided up to $23.3 million to finance the remaining installment payments on the Handymax Bulk Carrier Newbuilding.  Under Tranche B, we made draws for $6.1 million in November 2011 and $12.7 million in January 2012 and contributed another $2.0 million in November 2011 and approximately $9.0 million upon final delivery in January 2012, respectively.  For further information on this agreement, see our Current Report on Form 8-K, dated June 20, 2011.

Cash Dividend Payments – The payment of dividends to common stockholders is at the discretion of our board of directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008. Since then, the Board has declared a cash dividend each quarter. On April 25, 2012, the board of directors authorized payment of a $0.25 dividend for each share of common stock and as of the record date May 16, 2012, which is payable on June 1, 2012. While all future payments remain subject to the discretion of our board of directors, we expect to meet our stated $1.00 annual target for 2012.

Environmental Issues – Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $250,000 for each incident.

New Accounting Pronouncements - In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 became effective for International Shipholding Corporation beginning on December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on our operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income , which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 became effective for International Shipholding Corporation for quarters beginning on December 15, 2011. The adoption of ASU 2011-05 did not have a material effect on our operating results or financial position, and have applied these new requirements starting in the first quarter of 2012.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at March 31, 2012 approximated its carrying value due to the short-term duration of the underlying securities.  The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.

We estimated the fair value of our variable rate long-term debt at March 31, 2012, including current maturities, to equal the carrying value of $215.3 million due to the variable rate nature of the debt as well as to the underlying value of the collateral.

We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on its balance sheet.  Currently, each of the Company’s USD-denominated interest rate swaps is accounted for as an effective cash flow hedge. Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss).  We have entered into seven interest rate swap agreements with commercial banks, two in September of 2005, one in November of 2005, three in September of 2007, and one in January 2008, in order to reduce the possible impact of higher interest rates by our swapping our obligations to pay variable interest rates for fixed rates.  For each of these agreements, the fixed rate payor is the Company, and the floating rate payor is the commercial bank.  While these arrangements are structured to reduce our exposure to increases in interest rates, it also limits the benefit we might otherwise receive from any decreases in interest rates, and our weighted average cost of capital.

The fair value of these agreements at March 31, 2012, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $7.9 million.  A hypothetical 10% decrease in interest rates as of March 31, 2012, would have resulted in a liability of $8.2 million.

Commodity Price Risk.  As of March 31, 2012, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry Service and Contract of Affreightment segments.  We have fuel surcharges and escalation adjustments in place for both segments, which we believe manages the price risk for those services during 2012. We estimate that a 20% increase in the average price of fuel for the period January 1, 2012 through March 31, 2012 would have resulted in an increase of approximately $313,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.04 in our basic earnings per share based on the shares of our common stock outstanding as of March 31, 2012.  The additional fuel costs assume no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates.  Our charterers in the Time Charter Contracts – U.S. Flag and the Time Charter Contracts – International Flag segments are responsible for purchasing vessel fuel requirements; thus, we have no direct fuel price risk in these segments.

Foreign Exchange Rate Risk.  We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2011.  These contracts mature on various dates during 2012. The fair value of these contracts at March 31, 2012, is a liability of $25,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be a liability of $28,000.

        On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a 6400 CEU Newbuilding PCTC, which was completed and delivered in March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a Yen interest rate swap (the “Facility”) designed to cap the interest at 2.065%.  In June 2009, we received notification that the banking institution would be exercising their option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000.  Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued, with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1 to 5 Yen increase or decrease on the exchange rate between the U.S. Dollar and Yen, which was $1 to Yen 82.82 at March 31, 2012, would impact our earnings by approximately $600,000 to $3.0 million for the reporting period.  While we believe that these fluctuations may smooth out over time, any particular reporting period could be materially impacted by these adjustments.  There was a 7% depreciation in the Yen to USD exchange rate at March 31, 2012 compared to December 31, 2011, resulting in a $3.6 million foreign exchange gain for the quarter ended March 31, 2012, reported under Interest and Other on our Consolidated Statement of Income.  We continue to monitor the movements in the foreign currency markets in order to take advantage of potential opportunities.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2012 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the first three months of 2012, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

See Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 for a list of known material risks applicable to our business.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           For a discussion of certain shares repurchased by us during the first quarter of 2012, see Note 9.

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

(10.5)
$30,000,000 Revolving Loan to the Registrant and seven of its subsidiaries by Regions Bank dated March 7, 2008, as amended by instruments dated March 3, 2009, August 13, 2009, March 31, 2010, March 31, 2011, July 18, 2011 and March 31, 2012. (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-Q dated May 5, 2011 and incorporated herein by reference)

(10.6)
Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.7)
Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.8)
Credit Agreement, dated as of June 29, 2011, by and among LCI Shipholdings, Inc. and Waterman Steamship Corporation, as joint and several borrowers, the Registrant, as guarantor, DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as lenders, DnB NOR Bank ASA, as bookrunner, facility agent and security trustee and DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as mandated lead arrangers (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.9)
International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.10)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.11)
Change of Control Agreement, by and between the Registrant and Niels M. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.12)
Change of Control Agreement, by and between the Registrant and Erik L. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.13)
Change of Control Agreement, by and between the Registrant and Manuel G. Estrada, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.14)
Form of Indemnification Agreement, by and between the Registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

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

Date:   May 4, 2012