Form 10-K/A
period 2011-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2012-06-26
CIK 278041

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, based upon the closing price of the common stock as reported by the New York Stock Exchange on such date, was approximately $119,305,111.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value,	Outstanding at May 31, 2012 7,203,860 shares

EXPLANATORY NOTE

International Shipholding Corporation (the “Company”) through its indirect wholly owned subsidiary, Cape Holding, Ltd, previously owned a 50% equity interest in Dry Bulk Cape Holding Inc., a Panamanian company (“DBCH”).  DBCH is a holding company engaged in international bulk carrier operations through its wholly-owned subsidiaries.  In prior years, we derived more than 20% of our pretax income from our ownership interest in DBCH, which required us under Rule 3-09 of Regulation S-X promulgated under the Securities Exchange Act of 1934 to file various historical audited financial statements of DBCH. On March 25, 2011, Cape Holding, Ltd. and DryLog Ltd. completed a transaction that restructured their respective 50% interests in DBCH.

Prior to this transaction, DBCH controlled through various subsidiaries two Cape Size vessels and two Handymax Newbuildings.  In connection with this transaction, (i) Cape Holding, Ltd. increased its ownership in DBCH from 50% to 100% and (ii) in consideration, DryLog Ltd. received ownership of two former DBCH subsidiaries holding one Capesize vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered in the second quarter of 2012.  Following the transfer of these subsidiaries, DBCH continues to control, through two subsidiaries, one Capesize vessel and shipbuilding contract relating to a Handymax vessel which delivered in January of 2012.  As a result of completing this transaction, Cape Holding, Ltd. now owns 100% ownership of DBCH and has complete control of the two remaining vessels.

As a result of the transaction closing so near to the end of the first quarter of 2011, it was agreed by both parties to account for the transaction effective March 31, 2011.

Because of DBCH’s pre-tax income falling below the 20% threshold in the first quarter of 2011, we have included in this filing an unaudited consolidated balance sheet for DBCH as of March 31, 2011 and the related consolidated statements of income and cash flows for the three months ended March 31, 2011.   Also incorporated by reference into this filing, are the audited consolidated balance sheets for DBCH as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for the three years ended December 31, 2010, 2009 and 2008.

This Amendment No. 1 amends and restates in its entirety Item 15 of our 2011 Annual Report on Form 10-K to reflect the inclusion of DBCH’s financial statements and updated exhibits.

Other than as noted above, this Amendment No. 1 does not change any information set forth in the original filing of our Annual Report Form 10-K for the year ended December 31, 2011.  However, in accordance with Rule 12b-15, this Amendment No. 1 includes new financial certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2.  Other than as noted above, this Amendment No. 1 does not reflect events occurring after the filing of our original Annual Report or modify or update disclosures affected by subsequent events or changes in circumstances.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements, schedules and exhibits are filed as part of this report:

(a)  1.         Financial Statements

(i)	The following financial statements and related notes of Dry Bulk Cape Holding Inc. are included on pages A-1 through A-7 of this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Unaudited Consolidated Statement of Income for the three months ended March 31, 2011
Unaudited Consolidated Balance Sheet as of March 31, 2011
Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2011
Unaudited Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2011
Unaudited Notes to the Consolidated Financial Statements

(ii)	The following financial statements and related notes of Dry Bulk Cape Holding Inc. were included in the Form 8-K/A filed by us on June 8, 2011:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the three years ended December 31, 2010, 2009, and 2008
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the three years ended December 31, 2010, 2009, and 2008
Notes to the Consolidated Financial Statements

(iii)   The following financial statements and related notes of International Shipholding Corporation were included on the Form 10-K filed by us on March 9, 2012:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules

The following financial statement schedules were included on the Form 10-K filed by us on March 9, 2012:
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

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

June 26, 2012	By	/s/ Manuel G. Estrada
                                               Manuel G. Estrada
                                           Vice President and Chief Financial Officer

DRY BULK CAPE HOLDING INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(expressed in thousands of USD)
(Unaudited)

	Note	31-Mar-11

Shipping Income	11	$4,823

Costs of shipping income
Operating expenses	12	(1,224)
Depreciation of vessels		(671)
		(1,895)

GROSS PROFIT		2,928

Overhead expenses		(54)
		(54)

OPERATING INCOME		2,874

Financial expense, net		(252)

INCOME FROM CONTINUING OPERATIONS		2,622

NET INCOME		$2,622

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2011
(expressed in thousands of USD)
(Unaudited)

	Note	31-Mar-11
ASSETS

CURRENT ASSETS
Cash and cash equivalents	6	$8,773
Trade receivables and other receivables	5	1,618
Inventories	4	262

Total current assets		10,653

Restricted Cash	6	8,088
Vessels, net of accumulated depreciation	3	53,609
Construction work in progress	3	15,312

TOTAL ASSETS		$87,662

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Advances from shareholders	10	$260
Trade payables and other payables	9	1,978
Current Portion of Bank Borrowings	8	5,951
Total current liabilities		8,189

Bank borrowings	8	51,333
Total liabilities		59,522
SHAREHOLDERS' EQUITY
Share Capital, No par value, 600 shares authorized,	7	-
500 Shares Issued and Outstanding at March 31, 2011
Additional Paid-in Capital		3,202
Retained Earnings		24,938
Total shareholders' equity		28,140
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$87,662

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(expressed in thousands of USD)
(Unaudited)

31-Mar-11
OPERATING ACTIVITES:
Net Income	2,622
Adjustments to reconcile net income to net cash provided
by operating activities:

Depreciation of vessels	671
Changes in receivables	(784)
Changes in payables	1,028
Changes in inventory, other assets, and working capital	381
Net cash provided by operating activities	3,918

INVESTING ACTIVITIES:
Decrease in restricted cash	1,000
Capital Expenditures	(116)
Net cash provided by investing activities	884

FINANCING ACTIVITIES:
Repayment of long-term debt	(1,663)
Dividend distribution	(1,500)
Net cash used in financing activities	(3,163)
NET INCREASE IN CASH	1,639
CASH AT BEGINNING OF YEAR	7,134
CASH AT END OF PERIOD	8,773

See notes to consolidated financial statements.

DRY BULK CAPE HOLDING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(expressed in thousands of USD)
(Unaudited)

	Share	Contributed	Retained
	Capital	Surplus	Earnings	Total

Balance at December 31, 2010	-	3,202	23,816	27,018

Dividend distribution			(1,500)	(1,500)

Net Income as of March 31, 2011			2,622	2,622

Balance at March 31, 2011	-	3,202	24,938	28,140

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

(Amounts expressed in thousands of USD unless otherwise stated)

(Unaudited)

1.          General

Dry Bulk Cape Holding Inc. ("DBCH") was incorporated on September 16, 2003 in the Republic of Panama. Prior to the restructuring on March 25, 2011, the registered shareholders of DBCH were DryLog Bulkcarriers Ltd and Cape Holding Ltd (collectively, the "Shareholders"), each owning 50% of DBCH's outstanding common shares.

Due to the change in the corporate structure of their investment, the Shareholders of Dry Bulk Cape Holding Inc. have asked Management to prepare the Consolidated Financial Statements of the Group (as defined below) for the three months ended March 31, 2011 and for the period from January 1, 2011 to March 31, 2011. Upon restructuring, Cape Holding Ltd acquired from DryLog Bulkcarriers Ltd the 50% ownership in DBCH and for consideration divested one Capesize vessel (m/v Bulk Africa) and one Handymax, actually under construction (SCI47 - Dry Bulk Oceanis Ltd). The two vessels are now 100% owned by DryLog Bulkcarriers Ltd, and the other two vessels (m/v Bulk Australia and SC146 - Dry Bulk Americas Ltd) are 100% owned by Cape Holding Ltd.

Prior to the change in corporate structure, DBCH owned the following 100% controlled subsidiaries:

Dry Bulk Africa Ltd (British Virgin Islands)
Dry Bulk Australia Ltd (British Virgin Islands)
Dry Bulk Fern Ltd (British Virgin Islands) - dormant after the sale of m/v Bulk Fern in 2010
Dry Bulk Cedar Ltd (British Virgin Islands) - dormant after the sale of m/v Bulk Cedar in 2008
Dry Bulk Oceanis Ltd (British Virgin Islands)
Dry Bulk Americas Ltd (British Virgin Islands)

Both Dry Bulk Africa Ltd and Dry Bulk Australia Ltd own a bulk carrier cape size vessel: the "m/v Bulk Africa" and the "m/v Bulk Australia", respectively.

In 2007, Dry Bulk Oceanis Ltd and Dry Bulk Americas Ltd entered into a ship sale agreement with Messrs. Mitsui & Co. Ltd for the acquisition of two Handymax vessels to be delivered in 2012; the investment will be approximately $79.0 million.

Collectively, DBCH and its subsidiaries are referred to as the "Group" herein. The Group is engaged in international bulk carrier shipping operations.

DBCH has no employees. The commercial and operative management is provided by one of DBCH's shareholders. Starting from December 2005, the related company Unisea Shipping Ltd has been appointed as technical manager.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting— The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Consolidation— The consolidated financial statements include the financial statements of DBCH and its 100% controlled subsidiaries.  Those subsidiaries included Dry Bulk Africa Ltd, Dry Bulk Australia Ltd, Dry Bulk Fern Ltd, Dry Bulk Cedar Ltd, Dry Bulk Oceanis Ltd, and Dry Bulk Americas Ltd for the three months ended March 31, 2011.

The financial statements used for the preparation of the consolidated financial statements are those as of March 31, 2011, the date coinciding with the period-end presented by the group holding company. The consolidated financial statements are prepared from the primary financial statements, which are in accordance with International Financial Reporting Standards.

Our consolidated financial statements were prepared in conformity with US GAAP and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which DBCH exercises control.

Intercompany balances and transactions, including intercompany profits and unrealized profits and losses are eliminated. Consolidated financial statements are prepared using uniform accounting policies for like transactions and other events in similar circumstances.

Use of Estimates— The preparation of the Group’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities reported therein and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The significant judgments that management have made in the process of applying the entity’s accounting policies and that have a significant effect on the amounts recognized in financial statements are those related to the useful lives of the vessels and those used in performing our impairment test of the vessels.

Revenues— The time charter revenues are recognized when the services are rendered and are allocated between reporting periods based on relative transit time in each reporting period with the related expenses recognized as incurred.

Interest income is accrued on a time basis, by reference to the principal outstanding and to the effective interest rate applicable.

Foreign Currencies— The functional currency of the Group is United States dollar (“USD”) because the majority of its revenues, costs, vessel purchases, and debt and trade liabilities are either priced, incurred, or payable in USD. Transactions denominated in foreign currencies are translated into USD using the rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into USD, at year-end rates. All resulting exchange differences are recognized in the consolidated statement of income. No significant exchange differences arose for the first quarter of 2011.

Cash and Cash Equivalents—  The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Vessel Expenses and Dry-docking Cost— Vessel expenses are direct costs incurred to operate the Group’s vessels. These costs are expensed as incurred.

The Group defers certain costs related to the dry-docking of the vessels. Deferred dry-docking costs are capitalized as incurred and amortized on a straight-line basis over the period between dry-dockings (generally five years). The Group incurred no dry-docking costs in the first three months of 2011.

Financial Instruments— Financial instruments carried on the consolidated balance sheet include accounts and other receivables, trade and other payables as well as long-term debt.

Inventories— Inventories are valued at the lower of cost or market. Cost is determined on a First-in, First-out (FIFO) basis.

Vessels, net— The Group’s vessels are stated at historical cost, less accumulated depreciation. The cost of the vessel, less an estimated residual value, is depreciated on a straight-line basis over its estimated remaining useful life. Each vessel's life is estimated at 25 years from the date of the completion of construction and its residual value is based on its scrap value.

Maintenance and repairs that do not extend the useful life of the asset are charged to operations as incurred. Major renovation costs and modifications are capitalized and depreciated over the estimated remaining useful life.

Vessels under construction are stated at cost.  They are not depreciated until the vessels are completed and ready for use.

Impairment losses are recorded on vessels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the vessel’s carrying amount.  In the evaluation of the fair value and future benefits of vessels, the Group performs an analysis of the anticipated undiscounted future net cash flows of the vessels.  If the carrying value of the related vessels exceeds the undiscounted cash flows, the carrying value of the vessel is reduced to its fair value. Various factors including future charter rates and vessel operating costs are considered in this analysis. The fair value of the vessels is estimated from market-based evidence by appraisals of qualified brokers.

The Group determined that no indicators of impairment were present during the first quarter of 2011.

Income Taxes— Although DBCH is incorporated in the Republic of Panama, it has no business activities in Panama.  Earnings from transactions that are completed, consummated or take effect outside Panama, are not considered to be taxable in Panama. Dividends received by Panamanian companies are only taxed when derived from earnings taxable in Panama. Consequently, dividends received from DBCH’s British Virgin Islands (BVI) subsidiaries are not subject to taxation. Revenues arising from international shipping commerce of national merchant ships legally registered in Panama are also specifically exempt from taxation.

All subsidiaries are currently incorporated in the British Virgin Islands.  Based on their activities, they are categorized as International Business Companies (“IBC”) and thus not subject to income taxation in the British Virgin Islands.   There are no withholding taxes on the distribution of IBC profits as dividends to DBCH.

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

Due to the nature of the Group’s operations, no provision for income taxes has been reflected in the accompanying consolidated financial statements.

Comprehensive Income— Comprehensive income is defined as the change in equity of a company during a period from non-owner sources. Comprehensive income of the Group for the three months ended March 31,
2011consisted only of the reported net income.

 Recent Accounting Pronouncements— There were no new accounting pronouncements that have been issued that may, or reasonably could be expected to, have a material impact on our financial position or results of operations.

3. Vessels/ Construction work in progress

Vessels
Cost
At December 31, 2010	$73,889
Increase 1/1 – 31/31/2011	-
At March 31, 2011	$73,889
Accumulated depreciation
At December 31, 2010	$19,609
Change for the period	671
At March 31, 2011	20,280
Net book value
At December 31, 2010	$54,280
At March 31, 2011	$53,609

No events or changes in the circumstances indicate the carrying amount of the vessels may be not recoverable.

The amount of $15.3 million shown at the caption "construction work in progress" regards the first installment paid in 2007 to Messrs. Mitsui & Co. plus additional costs sustained in connection to the two Newbuilding Handymax vessels under construction at the Tsuneishi yard. The delivery is scheduled in 2012 and the total cost will be approximately $79.0 million. In detail, the purchase price is a combination of $17.7 million and JPY 1.77 billion per vessel, out of which 85% of the pre-delivery installments has been financed by HSH Nordbank AG.

4. Inventories

The amount of $262,000 shown as inventories represents the cost of lube oil on board the vessels as of March 31, 2011.

5. Trade receivables and other receivables

Trade receivables constitute $923,000 of the $1,618,000 reported under this heading.  Other receivables include $526,000, related to the amounts advanced in favor of Unisea Shipping Ltd, technical manager of the vessels and  prepayments of $169,000, mainly relating to insurance cost for the owned fleet.

6. Cash and cash equivalents

The total cash amount of $16.9 million reflects the balance at March 31, 2011 of the Group's bank accounts denominated in US Dollars. Such balance includes a bank deposit amounting to $8.1 million, deposited with HSH Nordbank AG, in order to provide collateral in connection with the loans described in Note 8.

7. Equity

Prior to restructuring DBCH's authorized share capital was 600 shares of no par value divided into 300 “Class A” and 300 “Class B” common shares out of which 250 shares of each class had been issued. All shares conferred the same rights and were subject to the same obligations and restrictions.  Upon restructuring, all 250 of the outstanding Class B shares were redeemed, leaving 300 Class A shares and 50 Class B shares authorized with 250 and 0, outstanding respectively.

8. Bank borrowings (current and long-term portion)

“Bank borrowings” includes a loan from HSH Nordbank AG for the financing of m/v Bulk Africa and m/v Bulk Australia, with an outstanding amount of $45.4 million.  The loan provides for a repayment in 14 consecutive quarterly installments, starting from May 2010. After the last installment, the Group should also pay a final balloon payment of $30.5 million. The principal reimbursement schedule is as follows:

2011	$4,464
2012	5,951
2013	35,008
$45,423

The interest rate on this loan is LIBOR plus a spread.

The above facility is collateralized by first priority mortgage registered over all Group's vessels, as well as assignments of such vessel's earnings and insurance.

The facility loan agreement with HSH Nordbank AG requires the Group to comply with certain financial covenants computed on the year-end financial statements. The most significant of the covenants include a requirement to maintain: (1) a minimum cash liquidity of USD 1 million and (2) a ratio of current assets to current liabilities not less than one (excluding the current portion of the loan), (3) a minimum net worth (defined as book net equity adjusted to market value of vessels) shall not be less than $40.0 million, (4) dividend distribution not more than 50% of net income. In case the Group does not meet the financial covenants and such is not remedied immediately, the bank can request the immediate repayment of the loan's outstanding amount. The above financial covenants were met as of March 31, 2011.

During 2007, the Group entered into a pre-delivery loan facility for the amount of $30.1 million from HSH Nordbank AG in order to finance the construction of two Tsuneishi Handymaxes as described in Note 3. The facility covers 85% of the pre-delivery purchase price and has been drawn down for approximately of $11.9 million. The facility will be repaid at the expected date of the vessels’ delivery in 2012. The Group will also need to find the financial resources needed to fully pay the pre-delivery loan facility and to pay the last installments to the shipyard in order to finalize the purchase of the two vessels. The pre-delivery loan agreement has been guaranteed by DryLog Ltd and requires the compliance with certain financial covenants with reference to the DryLog Group consolidated financial statements. For the three months ended March 31, 2011, these financial covenants were met. The interest rate on this pre-delivery loan is LIBOR plus a spread. As security for the pre-delivery loan, the Group assigned inter alia the rights arising from the construction contracts in favor of HSH Nordbank AG.

The carrying amount of the long-term debt approximates fair value as of March 31, 2011.

Bank borrowings also include the accrued interest expenses as of March 31, 2011.
9.  Trade payables and other payables

Trade payables represent the amount due to suppliers in the normal course of business operations. The balance is fully payable within 12 months, according to the normal payment terms of the Group.  Other payables, relate to deferred income on time charter hire contracts.

10.  Advances from shareholders

Each Shareholder has advanced working capital to DBCH in the amount of $130,000, totaling $260,000.

11.    Revenues

The amount of $4.8 million relates to hire income of the owned fleet, employed on a Time Charter basis during the period.  The caption includes the amount of $528,000, referring to the hire of the m/v Bulk Africa, employed with the related company, C Transport Cape Size Ltd, until January 20, 2011.

12. Operating Expenses

Beginning in 2011, management fees have been charged by the related company, C Transport Holding Ltd, for the commercial and vessel operating functions provided during the period.

13. Related party transaction

Transactions with related parties are those with C Transport Cape Size Ltd, DryLog Ltd, Unisea Shipping Ltd, C Transport Holding Ltd, and with the shareholders, DryLog Bulkcarriers Ltd and Cape Holding Ltd, as mentioned above.  The remuneration for the Board of Directors was $0 for the three months ended March 31, 2011.

14. Information about financial instruments and risks

Balance sheet and income statement

The carrying amounts and features of financial assets and financial liabilities have been disclosed in the previous notes for the loans and liabilities.

The Group has not designated loans, receivables or other financial liabilities and assets as at fair value through profit or loss.

No impairment loss on financial assets has been recognized in the income statement for the three months ended March 31, 2011.

Nature and extent of financial risks

Liquidity risk: the Group policy is to maintain sufficient cash and cash equivalents or have available funding through an adequate amount of committed credit facilities to meet its current use in operations. The Group has financed 85% of the pre-delivery portion of the two newbuilding investment (approximately $79.0 million in total, out of which 50% pre-delivery). The loan will be entirely repaid in 2012 when the delivery of the vessels is expected.

Credit risk: the carrying amounts of cash and cash equivalents, trade and other receivables, represented the Group's maximum exposure to credit risk in relation to financial assets.

Foreign exchange risk: the foreign exchange risk of the Group is minimal due to the fact that DBCH has business activities denominated in USD. The purchase price of each newbuilding vessel is in two currency denominations and in the sum of $17.7 million and JPY 1.77 billion.

Interest rate risk: the Group's bank borrowings are based on variable interest rates and are exposed to the risk of an increase in interest rates.  We have estimated that a 1 point increase in the market interest rate would decrease the three months ended March 31, 2011 net income by approximately $140,000.

15.  Commitments and contingencies

There are no material commitments and contingencies.

16.  Subsequent events

On March 25, 2011, Cape Holding, Ltd. and DryLog Ltd. completed a transaction that restructured their respective 50% interests in DBCH.

Prior to this transaction, DBCH controlled through various subsidiaries two Capesize vessels and two Handymax Newbuildings.  In connection with this transaction, (i) Cape Holding, Ltd. increased its ownership in DBCH from 50% to 100% and (ii) in consideration, DryLog Ltd. received ownership of two former DBCH subsidiaries holding one Capesize vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered in the second quarter of 2012.  Following the transfer of these subsidiaries, DBCH continues to control through two subsidiaries, one Cape Size vessel and one shipbuilding contract relating to a Handymax vessel which delivered in January of 2012.  As a result of completing this transaction, Cape Holding, Ltd. now owns 100% of DBCH and has complete control of the two remaining vessels.

Both Cape Holding, Ltd. And DryLog, Ltd. assumed the portion of debt identified in Note 8 related to the two vessels they will continue to control, respectively.  This debt has been refinanced in accordance with the respective company’s available resources and will appear prospectively in their consolidated financial statements.