Form 10-Q
period 2012-08-02
INTERNATIONAL SHIPHOLDING CORP
filed 2012-08-07
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Common stock, $1 par value. . . . . . . . 7,203,860 shares outstanding as of June 30, 2012

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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Revenues	$60,320	$69,961	$125,524	$134,295

Operating Expenses:
Voyage Expenses	47,026	51,814	97,852	100,804
Vessel Depreciation	5,723	6,095	12,080	11,469
Administrative and General Expenses	4,720	5,455	10,228	11,284
Gain on Dry Bulk Transaction	-	(130)	-	(18,844)
Gain on Sale/Purchase of Other Assets	(667)	-	(4,466)	-

Total Operating Expenses	56,802	63,234	115,694	104,713

Operating Income	3,518	6,727	9,830	29,582

Interest and Other:
Interest Expense	2,281	2,330	5,008	4,620
Derivative Loss (Income)	117	106	(32)	(15)
Gain on Sale of Investment	(24)	(114)	(66)	(114)
Other Income from Vessel Financing	(605)	(672)	(1,227)	(1,360)
Investment Income	(146)	(185)	(274)	(385)
Foreign Exchange Loss (Gain)	1,734	1,900	(1,914)	411
	3,357	3,365	1,495	3,157

Income Before Provision for Income Taxes and
Equity in Net Income of Unconsolidated Entities	161	3,362	8,335	26,425

Provision for Income Taxes:
Current	108	173	276	381
	108	173	276	381

Equity in Net Income (Loss)of Unconsolidated
Entities (Net of Applicable Taxes)	651	(351)	581	874

Net Income	$704	$2,838	$8,640	$26,918
Basic and Diluted Earnings Per Common Share:

Basic Earnings Per Common Share:	$0.10	$0.39	$1.20	$3.72

Diluted Earnings Per Common Share:	$0.10	$0.39	$1.20	$3.70

Weighted Average Shares of Common Stock Outstanding:
Basic	7,203,860	7,228,252	7,187,236	7,230,530
Diluted	7,234,505	7,265,092	7,202,559	7,260,598
Dividends Per Share	$0.250	$0.375	$0.500	$0.750

 The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Net Income	$704	$2,838	$8,640	$26,918

Other Comprehensive Income:
Unrealized Foreign Currency Translation (Loss)Gain	(170)	56	(79)	74
Unrealized Holding Gain(Loss) on Marketable Securities	37	(4)	188	83
Change in Fair Value of Derivatives	(1,127)	(590)	70	403

Comprehensive (Loss) Income	$(556)	$2,300	$8,819	$27,478

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	June 30,	December 31,
ASSETS	2012	2011

Cash and Cash Equivalents	$21,203	$21,437
Restricted Cash	-	8,907
Marketable Securities	13,111	12,827
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $100 and $100 in 2012 and 2011:	20,276	20,553
Federal Income Taxes Receivable	-	242
Net Investment in Direct Financing Leases	3,310	6,278
Other Current Assets	3,596	4,441
Notes Receivable	4,430	4,450
Material and Supplies Inventory	4,603	5,034
Total Current Assets	70,529	84,139

Investment in Unconsolidated Entities	13,180	12,800

Net Investment in Direct Financing Leases	15,291	43,837

Vessels, Property, and Other Equipment, at Cost:
Vessels	561,632	581,705
Leasehold Improvements	26,348	26,128
Construction in Progress	252	20,729
Furniture and Equipment	9,529	9,372
	597,761	637,934
Less - Accumulated Depreciation	(179,235)	(171,820)
	418,526	466,114

Other Assets:
Deferred Charges, Net of Accumulated Amortization	19,066	15,983
of $15,821 and $17,307 in 2012 and 2011, Respectively
Intangible Assets, Net	1,932	3,219
Due from Related Parties	1,633	1,571
Notes Receivable	35,561	37,714
Other	5,180	202
	63,372	58,689

TOTAL ASSETS	$580,898	$665,579

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	June 30,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$27,849	$36,079
Accounts Payable and Accrued Liabilities	32,152	28,343
Total Current Liabilities	60,001	64,422

Long-Term Debt, Less Current Maturities	191,945	286,014

Other Long-Term Liabilities:
Lease Incentive Obligation	6,571	6,640
Other	69,137	59,148

TOTAL LIABILITIES	327,654	416,224

Stockholders' Equity:
Common Stock	8,600	8,606
Additional Paid-In Capital	85,711	85,830
Retained Earnings	207,944	204,109
Treasury Stock	(25,403)	(25,403)
Accumulated Other Comprehensive (Loss)	(23,608)	(23,787)
TOTAL STOCKHOLDERS' EQUITY	253,244	249,355

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$580,898	$665,579

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash Flows from Operating Activities:
Net Income	$8,640	$26,918
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	12,357	11,961
Amortization of Deferred Charges and Other Assets	5,214	4,004
Gain on Dry Bulk Transaction	-	(18,844)
Non-Cash Stock Based Compensation	544	1,006
Equity in Net Income of Unconsolidated Entities	(581)	(874)
Distributions from Unconsolidated Entities	-	750
Gain on Purchase / Sale of Assets	(4,466)	-
Gain on Sale of Investments	(66)	(114)
Gain (Loss) on Foreign Currency Exchange	(1,914)	411
Changes in:
Deferred Drydocking Charges	(7,623)	(4,359)
Accounts Receivable	277	(4,817)
Inventories and Other Current Assets	(624)	1,816
Other Assets	1,950	114
Accounts Payable and Accrued Liabilities	(594)	(121)
Other Long-Term Liabilities	(3,204)	1,249
Net Cash Provided by Operating Activities	9,910	19,100

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	2,279	2,711
Capital Improvements to Vessels and Other Assets	(46,103)	(17,216)
Proceeds from Sale of Assets	130,315	-
Purchase of Marketable Securities	(5)	(85)
Proceeds from Sale of Marketable Securities	159	2,755
Investment in Unconsolidated Entities	(750)	(1,796)
Acquisition of Unconsolidated Entity	-	7,092
Net Decrease/(Increase) in Restricted Cash Account	6,907	(6,549)
Proceeds from Note Receivables	2,507	2,069
Net Cash Provided by (Used In) Investing Activities	95,309	(11,019)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	41,175	58,079
Repayment of Debt	(141,559)	(49,378)
Additions to Deferred Financing Charges	(264)	(1,479)
Common Stock Dividends Paid	(4,805)	(5,625)
Net Cash (Used In) Provided by Financing Activities	(105,453)	1,597

Net (Decrease) / Increase in Cash and Cash Equivalents	(234)	9,678
Cash and Cash Equivalents at Beginning of Period	21,437	24,158

Cash and Cash Equivalents at End of Period	$21,203	$33,836
The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)
Note 1.  Basis of Preparation

    We operate a diversified fleet of U.S. and Foreign flag vessels that provide international and domestic maritime transportation services. For additional information on our business see Item 2 of Part I of this report.
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
    The foregoing 2012 interim results are not necessarily indicative of the results of operations for the full year 2012.  Management believes that it has made all adjustments necessary, consisting only of normal recurring adjustments, for a fair statement of the information presented.
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
    Revenues and expenses relating to our Rail-Ferry Service and Contracts of Affreightment segments’ voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  Based on our prior experience, we believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other segments' voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.
    The attached financial statements include out of period adjustments which the Company concluded were immaterial to the prior periods affected and projected full year 2012.  These out of period adjustments were corrected during the three month period ended June 30, 2012. See Note 17 for further details.

    We have eliminated all significant intercompany balances, accounts and transactions in consolidation.

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
    We allocate interest expense to the segments in proportion to the fixed assets (defined as the carrying value of vessels, property, and other equipment) within each segment.  We do not allocate to our segments administrative and general expenses, gain on Dry Bulk transaction, gain on sale/purchase of other assets, derivative (income) loss,  income taxes, gain on sale of investment, other income from vessel financing, investment income, foreign exchange loss (gain) and equity in net (loss) income of unconsolidated entities.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to our operating companies.

    The following table presents information about segment profit and loss for the three months ended June 30, 2012 and 2011:

(Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts- International Flag	COA	Rail-Ferry Service	Other	Total
Three months ended June 30, 2012
Revenues from External Customers	$34,488	$11,931	$4,207	$9,396	$298	$60,320
Intersegment Revenues (Eliminated)	-	-	-	-	(5,250)	(5,250)
Intersegment Expenses (Eliminated)	-	-	-	-	5,250	5,250
Voyage Expenses (Income)	27,858	7,252	4,081	7,948	(113)	47,026
Add back:
Operating Lease Expense	900	-	910	-	-	1,810
Direct Finance Lease Amortization	760	-	-	-	-	760
Gross Voyage Profit *	8,290	4,679	1,036	1,448	411	15,864
Gross Voyage Profit Percentage	24%	39%	25%	15%	138%	26%
Less:
Operating Lease Expense	900	-	910	-	-	1,810
Direct Finance Lease Amortization	760	-	-	-	-	760
Vessel Depreciation	2,310	2,702	-	701	10	5,723
Gross Profit *	4,320	1,977	126	747	401	7,571
Interest Expense	550	1,213	259	161	98	2,281
Segment Profit (Loss)	3,770	764	(133)	586	303	5,290

Three months ended June 30, 2011
Revenues from External Customers	$39,290	$15,813	$4,500	$9,867	$491	$69,961
Intersegment Revenues (Eliminated)	-	-	-	-	(5,554)	(5,554)
Intersegment Expenses (Eliminated)	-	-	-	-	5,554	5,554
Voyage Expenses	29,952	8,294	4,601	8,807	160	51,814
Add Back:
Operating Lease Expense	1,060	2,195	898	-	-	4,153
Direct Finance Lease Amortization	662	718	-	-	-	1,380
Gross Voyage Profit *	11,060	10,432	797	1,060	331	23,680
Gross Voyage Profit Percentage	28%	66%	18%	11%	67%	34%
Less:
Operating Lease Expense	1,060	2,195	898	-	-	4,153
Direct Finance Lease Amortization	662	718	-	-	-	1,380
Vessel Depreciation	2,495	2,699	-	899	2	6,095
Gross Profit (Loss)*	6,843	4,820	(101)	161	329	12,052
Interest Expense	678	1,337	-	193	122	2,330
Segment Profit (Loss)	6,165	3,483	(101)	(32)	207	9,722

*Information used by Chief Decision Makers.

    The following table presents information about segment profit and loss for the six months ended June 30, 2012 and 2011:

(Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts- International Flag	COA	Rail-Ferry Service	Other	Total
Six months ended June 30, 2012
Revenues from External Customers	$73,506	$25,234	$7,600	$18,597	$587	$125,524
Intersegment Revenues (Eliminated)	-	-	-	-	(10,311)	(10,311)
Intersegment Expenses (Eliminated)	-	-	-	-	10,311	10,311
Voyage Expenses (Income)	58,952	14,394	8,367	16,316	(177)	97,852
Add back:
Operating Lease Expense	1,364	-	1,808	-	-	3,172
Direct Finance Lease Amortization	1,499	780	-	-	-	2,279
Gross Voyage Profit *	17,417	11,620	1,041	2,281	764	33,123
Gross Voyage Profit Percentage	24%	46%	14%	12%	130%	26%
Less:
Operating Lease Expense	1,364	-	1,808	-	-	3,172
Direct Finance Lease Amortization	1,499	780	-	-	-	2,279
Vessel Depreciation	4,876	5,792	-	1,399	13	12,080
Gross Profit (Loss) *	9,678	5,048	(767)	882	751	15,592
Interest Expense	1,308	2,828	259	383	230	5,008
Segment Profit (Loss)	8,370	2,220	(1,026)	499	521	10,584

Six Months ended June 30, 2011
Revenues from External Customers	$78,307	$27,023	$8,731	$18,921	$1,313	$134,295
Intersegment Revenues (Eliminated)	-	-	-	-	(9,331)	(9,331)
Intersegment Expenses (Eliminated)	-	-	-	-	9,331	9,331
Voyage Expenses	59,951	15,179	8,912	16,438	324	100,804
Add Back:
Operating Lease Expense	2,119	3,746	1,797	-	-	7,662
Direct Finance Lease Amortization	1,305	1,406	-	-	-	2,711
Gross Voyage Profit *	21,780	16,996	1,616	2,483	989	43,864
Gross Voyage Profit Percentage	28%	63%	19%	13%	75%	33%
Less:
Operating Lease Expense	2,119	3,746	1,797	-	-	7,662
Direct Finance Lease Amortization	1,305	1,406	-	-	-	2,711
Vessel Depreciation	5,004	4,689	-	1,771	5	11,469
Gross Profit (Loss)*	13,352	7,155	(181)	712	984	22,022
Interest Expense	1,353	2,638	-	386	243	4,620
Segment Profit (Loss)	11,999	4,517	(181)	326	741	17,402

*Information used by Chief Decision Makers.

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Six Months Ended June 30,		Three Months Ended June 30,
Profit or Loss:	2012	2011	2012	2011
Total Profit for Reportable Segments	$ 10,584	$ 17,402	$ 5,290	$ 9,722
Unallocated Amounts:
Administrative and General Expenses	(10,228)	(11,284)	(4,720)	(5,455)
Gain on Sale/Purchase of Other Assets	4,466	-	667	-
Derivative Income (Loss)	32	15	(117)	(106)
Gain on Sale of Investment	66	114	24	114
Other Income from Vessel Financing	1,227	1,360	605	672
Investment Income	274	385	146	185
Foreign Exchange Gain (Loss)	1,914	(411)	(1,734)	(1,900)
Gain on Dry Bulk Transaction	-	18,844	-	130
Income Before Provision for
Income Taxes and Equity in Net Income of Unconsolidated Entities	$ 8,335	$ 26,425	$ 161	$ 3,362

Note 3.  Unconsolidated Entities

    In December 2009, we acquired for $6.25 million a 25% investment in Oslo Bulk AS (“Oslo Bulk”) which in 2008 contracted to build eight new Mini Bulkers.  During 2010, we invested an additional $3.9 million in Oslo Bulk Holding Pte. Ltd. (formerly “Tony Bulkers”), an affiliate of Oslo Bulk, for our 25% share of the installment payments for two additional new Mini-Bulkers. These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of operations, net of taxes.  All ten of these Mini-Bulkers are managed by an affiliate of Oslo Bulk.  We contributed $750,000 to Oslo Bulk in the first quarter of 2012 and $250,000 in July, 2012 for working capital purposes. Our portion of the aggregate earnings of Oslo Bulk and Tony Bulkers, was $660,000 for the six months ended June 30, 2012. Included in the second quarter 2012 results of unconsolidated entities was an out of period adjustment of $716,000. See Note 17 for further disclosure of this adjustment. Our portion of the aggregate earnings of Oslo Bulk and Tony bulkers, which included final 2010 income adjustments of $143,000 for Oslo Bulk, were losses of $399,000 and $108,000, respectively, for the six months ended June 30, 2011, largely due to initial positioning of the newly delivered vessels.
    Our 2011 second quarter results also included our portion of earnings of Dry Bulk Cape Holding Inc. (“Dry Bulk”). In 2003, we acquired for $3,479,000 a 50% investment in Dry Bulk. Historically, we have accounted for this investment under the equity method and our share of earnings or losses has been reported in our consolidated statements of income, net of taxes.  On March 25, 2011, we acquired 100% ownership of Dry Bulk.  Following the acquisition, Dry Bulk’s results are no longer accounted for under the equity method.  For further information on this acquisition, see Note 4 below.
    Our portion of earnings of Dry Bulk for the first six months of 2011, recorded under the equity method, was a profit of $1.3 million.  During the first quarter of 2011 we received a $750,000 cash dividend distribution from Dry Bulk prior to acquiring full ownership of it on March 25, 2011.
    Our portion of the earnings of our remaining investments in unconsolidated entities for the six months ended June 30, 2012 and 2011 were losses of $79,000 and $62,000, respectively.

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
    Under Accounting Standards Codification (“ASC”) 805, a step up to fair value is required when an equity interest changes from a non-controlling interest to a controlling interest (step acquisition). Based on the step up from a 50% interest to a 100% interest in Dry Bulk, a gain of approximately $18.3 million was generated determined by taking the difference between the fair value of our previously held 50% interest less the book value of the previously held interest.

    This calculation is shown below:

    (Amounts in thousands)

Fair Value of Previously Held 50% Interest	$32,700
Less: Book Value of Previously Held Interest	(14,400)
Gain on Previously Held 50% Interest	$18,300

    We also recognized a bargain purchase gain of $0.5 million with respect to the step up to fair value of the 50% interest we acquired, calculated as follows:

    (Amounts in thousands)

Fair Value of Net Assets Acquired	$69,000
Less: Fair Value of Purchase Consideration	(35,800)
Less: Fair Value of Previously Held 50% Interest	(32,700)
Bargain Purchase Gain	$500

    We recorded substantially all of these above-described gains in the first quarter of 2011.  Previously, we accounted for our non-controlling interest in Dry Bulk under the equity method. We now include the financial results of Dry Bulk in our consolidated financial results.

Note 5.  Gain on Sale/Purchase of Other Assets

    In March 2012, we sold two of our International Flag Pure Car Truck Carriers (“PCTC”) to Norwegian Car Carriers ASA.  As a result of this transaction, we received total gross proceeds of $73.9 million and realized a gain of $3.8 million. These proceeds were used to pay down approximately $36.1 million of debt.  Refer to our Current Report on Form 8-K dated March 26, 2012 for further information.
    Also included under this line item in our condensed consolidated statements of operation is the recognition of deferred gains of approximately $239,000 and $430,000 related to the purchase of one US Flag PCTC vessel and one molten-sulphur carrier respectively.  See Note 17 (Out of Period Adjustments) for details related to the gain on the purchase of the PCTC vessel.  Details of the gain on the purchase of the molten-sulphur carrier are disclosed in Note 11 (Sale and Leaseback Transactions).  Both vessels were purchased as a result of early buy-outs of lease agreements.

Note 6. Income Taxes

    We recorded a provision for income taxes of $276,000 on our $8.3 million of income before taxes and equity in net income (loss) of unconsolidated entities for the six months of 2012.  For the first six months of 2011 our income tax provision was $381,000 on our $26.4 million of income before equity in net income (loss) of unconsolidated entities.  These provision amounts represent our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime and foreign tax withholdings.  We established a valuation allowance against deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred tax assets generated primarily by NOL carryforwards and AMT credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on an annual basis. For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2011, including “Note G - Income Taxes” to the consolidated financial statements included therein.

Note 7. Changes in Accounting Estimate

    Based on company policy, we review the reasonableness of our salvage values for our fleet every three years based on the most recent three year average price of scrap steel per metric ton. In the first quarter of 2012 we reviewed and adjusted the salvage values on eight of our vessels, based on material change in the market value of scrap steel.  The adjustments resulted in increasing the salvage values and reducing our depreciation expense on these eight vessels by approximately $3.8 million annually.  This adjustment increased both our pre-tax and net income by $1,890,000, or $0.26 per share, for the six months ended June 30, 2012.  Due to the company being in a valuation allowance position there was no impact on income taxes.

Note 8.  Earnings Per Share

    We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under restricted stock grants using the treasury stock method.

    The calculation of basic and diluted earnings per share is as follows (Amounts in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net Income – Basic:
	$704	$2,838	$8,640	$26,918
Net Income – Diluted:
	$704	$2,838	$8,640	$26,918
Denominator
Weighted Avg Shares of Common Stock Outstanding:
Basic	7,203,860	7,228,252	7,187,236	7,230,530
Plus:
Effect of dilutive restrictive stock	30,645	36,840	15,323	30,068
Diluted	7,234,505	7,265,092	7,202,559	7,260,598

Basic and Diluted Earnings Per Common Share:
Net Income per share - Basic
	$.10	$0.39	$1.20	$3.72
Net Income per share – Diluted:
	$.10	$0.39	$1.20	$3.70

Note 9. Stockholders’ Equity

    A summary of the changes in Stockholders’ equity for the six months ended June 30, 2012 is as follows:

Stockholders'
(Amounts in thousands)	Equity
Balance December 31, 2011	$249,355
Net Income	8,640
Dividend Payments	(4,805)
Unrealized Foreign Currency Translation Loss	(79)
Unrealized Holding Gain on Marketable Securities	188
Net Change in Fair Value of Derivatives	70
Stock-based compensation expense (net of forfeited shares)	(125)

Balance June 30, 2012	$253,244

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

    This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first six months of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2012– April 30, 2012	-	-	-	285,377
May 1, 2012 – May 31, 2012	-	-	-	285,377
June 1, 2012 – June 30, 2012	-	-	-	285,377

    On February 1, 2012 and March 9, 2012, 13,665 and 16,439 shares of common stock, respectively, were retired in order to meet tax liabilities associated with the vesting of Restricted Stock grants by our executive officers.

Dividend Payments

    During the six months ended June 30, 2012, we paid cash dividends as follows:

(Amounts in Thousands Except per Share Data )			Total
		Per Share	Dividend
Record Date	Payment Date	Amount	Paid
February 15, 2012	March 1, 2012	$ 0.375	$ 2,690
May 16, 2012	June 1, 2012	$ 0.250	$ 1,801
$ 4,491

    During this period, we paid an additional $314,000 in cash dividends related to unvested stock awards that accrued quarterly dividend payments, paid upon the shares vesting in the first six months of 2012.

Note 10.  Stock Based Compensation

    On January 18, 2012, our independent Directors received unrestricted stock awards of 5,712 shares from the 2011 Stock Incentive Plan (the plan”).  Recently, the Compensation Committee of the Board of Directors approved an expansion of our stock-based compensation programs to include the grant of restricted stock units (“RSUs”) to certain key individuals.  On May 7, 2012, the Company granted 65,500 restricted stock units payable in shares of our common stock, $1.00 par value per share, to 10 key individuals.  The grants consisted of three tranches of RSUs – Time-Based RSUs, Absolute Performance-Based RSUs, and Relative Performance-Based RSUs.  If we attain certain performance targets, the 65,500 RSUs could result in us issuing up to 81,875 shares of our stock.  Our operating results, net income and net income before taxes for the periods set forth below include (i) the following amounts of compensation expenses associated with the above-described stock grants and RSUs and (ii) the related reductions in earnings per share:

	Six Months Ended June 30,		Three Months ended June 30,
	2012	2011	2012	2011

Stock-Based Compensation
Expense	$544,000	$1,006,000	$214,000	$428,000

Related Reduction in
Earnings Per Share 1	$(0.08)	$(0.15)	$(0.03)	$(0.06)

1 Same for basic and diluted earnings per share

   Stock Awards

    For the six months ended June 30, 2012, our net income included $360,000 of stock-based compensation expense charges, exclusive of expense related to the RSUs discussed below, which reduced both basic and diluted earnings per share by $0.05 per share.
    For the three months ended June 30, 2012, the Company’s net income included $30,000 of stock-based compensation expense charges, exclusive of expense related to the RSUs discussed below, which did not have a material effect on both basic and diluted earnings per share.

    A summary of the activity for stock awards during the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-vested –December 31, 2011	87,500	$22.91
Unrestricted Shares Granted	5,712	$21.01
Shares Vested	(93,212)	$22.79
Non-vested – June 30, 2012	-	-

   Restricted Stock Units

    For the six months ended June 30, 2012, our net income included $184,000 of stock-based compensation expense charges, exclusive of the stock awards discussed above, which reduced both basic and diluted earnings per share by $0.03 per share. For the three months ended June 30, 2012, the Company’s net income included $184,000 of stock-based compensation expense charges, exclusive of the stock awards discussed above, which reduced both basic and diluted earnings per share by $0.03 per share. As these RSUs were first granted in the second quarter of 2012, net income for the three and the six months ended June 30, 2011 did not include any RSU-related compensation expense charges.
    Our Time-Based RSUs represent the right to receive one share of our common stock and will vest evenly over a three year period, except that the Time-Based RSUs for our two top executives will vest on the first anniversary of the grant date.  Each of our Absolute Performance-Based RSUs represent the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out based on our basic earnings per share for fiscal year 2012, with the actual number of shares of common stock received dependent on our level of achievement as measured against the target. The shares due under these RSUs will vest evenly over three years beginning in fiscal 2013, except that each of our two top executives will receive any shares due under these RSUs in fiscal year 2013.
    Each of our Relative Performance-Based RSUs represent the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out in shares of our common stock based on how our total stockholder return for the three-year period (or the one-year period, for our top two executives) beginning January 1, 2012 compares relative to the total stockholder return of the companies comprising the Russell 2000 index for the same period or periods. Any shares due under these RSUs will be paid out in the fiscal year following the end of the applicable performance period.  In all cases, vesting is contingent upon continued employment with the company.

    A summary of our  RSU activity and related information for the six months ended June 30, 2012 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested –December 31, 2011	-	-
Restricted Stock Units Granted	65,500	$21.48
Shares Vested	-	-
Non-vested – June 30, 2012	65,500	$21.48

Note 11. Sale and Leaseback Transactions

    On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Bank Northwest, National Association, of our 2007-built PCTC.  The transaction generated gross proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a ten year lease agreement with early buyout options that can be exercised in 2017 and 2019.  The sale resulted in a gain of $14.9 million, which has been recorded as a deferred liability on the balance sheet and will be recognized over the term of the lease. Refer to our Current Report Form 8-K dated February 22, 2012 for further information.
    On June 15, 2012, we negotiated the early buy-out of the operating lease related to our molten-sulphur carrier which constitutes the sole vessel in our Contract of Affreightment segment. In 2007, we sold the vessel in a sale-leaseback transaction to ISC-Sulphur Holding, Inc. (a wholly-owned subsidiary of Capital One).  The 2007 sale-leaseback transaction generated a gain of approximately $1.4 million which we deferred and have been recognizing ratably over the 10-year  life of the lease.  Our negotiation of the early buy-out resulted in us recording in the second quarter of 2012 a net gain of $430,000.  This was caused by accelerating the remaining $710,000 of unrecognized gain from the 2007 sale-leaseback, partially offset by the remaining $280,000 of unamortized deferred charges incurred in connection with the establishment of the operating lease.  This gain has been recognized in our condensed consolidated statement of operations under the caption “Gain on Sale/Purchase of Other Assets”.

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

wLevel 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

wLevel 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (including interest rates, volatilities, prepayment speeds, credit risks) or inputs that are derived principally from or corroborated by market data by correlation or other means.

w Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes certain of our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2012, segregated by the above-described levels of valuation inputs:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$13,111	$-	$-	$13,111
Derivative assets	$-	$42	$-	$42
Derivative liabilities	$-	$(8,189)	$-	$(8,189)
Vessels (1)	$-	$37,070	$-	$37,070

    (1) Represents the appraised fair value of our Rail-Ferry vessels after the impairment charge taken in the third quarter of 2010. The valuation technique used was a weighted average of the cost, comparable sales and income approaches. The carrying value of the Rail-Ferry vessels ($33.2 million as of June 30, 2012) no longer equals the fair value.

    The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at June 30, 2012 and December 31, 2011.  We estimated the fair value of our variable rate long-term debt at June 30, 2012, including current maturities, to equal the carrying value due to the variable rate nature of the debt as well as to the underlying value of the collateral. Credit risk has also been considered and has been determined to be a non-issue.

Note 13.  Marketable Securities

    We have categorized all marketable securities as available-for-sale securities. Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  We determined that none of our securities were impaired as of June 30, 2012.

    The following table includes cost and valuation information on our markeatble securities at June 30, 2012:

(Amounts In Thousands)		AOCI**
Unrealized
Securities Available for Sale	Cost Basis	Holding Gain	Fair Value

Bonds*	$ 8,679	$ 187	$ 8,866
Mutual Funds	4,116	129	4,245
Total	$ 12,795	$ 316	$ 13,111

* Various maturity dates from February 2014 – January 2017.
** Accumulated Other Comprehensive Income

Note 14.  Derivative Instruments

    We use derivative instruments to manage certain foreign currency and interest rate risk exposures. We do not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of our derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and the occurrence of certain transactions.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which is $8.1 million in the aggregate for all of our contracts, with $390,000 of posted collateral as of June 30, 2012.  The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss, net of taxes was $7.7 million as of June 30, 2012 and $8.6 million as of December 31, 2011.

    The notional and fair value amounts of our derivative instruments as of June 30, 2012 were as follows:

(Amounts in thousands)		Asset Derivatives		Liability Derivatives

	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Amount	Location		Location
Interest Rate Swaps - S/T	$12,145	N/A	-	Current Liabilities	(247)
Interest Rate Swaps - L/T*	$109,162	N/A	N/A	Other Liabilities	($7,826)
Foreign Exchange Contracts	$900	Other Current Assets	$42	N/A	N/A
Foreign Exchange Contracts	$3,800	N/A		Current Liabilities	($116)
Total Derivatives Designated as Hedging Instruments	$126,007	-	$42	-	($8,190)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $69,506,745 (based on a Yen to USD exchange rate of 79.81 as of June 30, 2012).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $117,000 loss for the quarter ended June 30, 2012 and this amount was included in earnings.

    In July of 2011, Oslo Bulk, an entity in which we hold a 25% ownership interest and account for under the equity method, entered into an interest rate swap agreement to mitigate is exposure to fluctuating interest rates.  We were unsuccessful in obtaining adequate documentation and reaching a conclusion on the effectiveness of the swap prior to filing both our 2011 Annual Report on Form 10-K and Form 10-Q for the first quarter of 2012.  Therefore, we accounted for the swap as if it were ineffective, recognizing the losses incurred in earnings under the caption “Equity in Net (Loss) Income of Unconsolidated Entities.”
    Oslo Bulk’s 2011 financial statement audit was completed in the second quarter of 2012 and their auditors concluded that the swap did, in fact, meet all of the criteria for hedge accounting at its inception.  As a result of this information, we corrected the prior year ineffectiveness of approximately $674,000 during the three months ended June 30, 2012.  Ineffectiveness for the first quarter of 2012 was approximately $42,000.  See Note 17 (Out of Period Adjustments) for further details.

    The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of operations for the six months ended June 30, 2012 was as follows:

(Amounts in thousands)	Net Gain / (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from AOCI to Income	(Loss) Reclassified from AOCI to Income	Gain Recognized in Income from Ineffective portion
	2012		2012	2012
Interest Rate Swaps	$1,236	Interest Expense	($1,723)	$32
Foreign Exchange contracts	($180)	Voyage Expenses	($111)	-
Total	$1,056	-	($1,834)	$32

Interest Rate Swap Agreements

    We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. Currently, each of our interest rate swaps is accounted for as an effective cash flow hedge.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income.

    As of June 30, 2012, we had the following swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
11/30/05	11/30/12	12,145,000	5.17%	Fixed
3/31/08	9/30/13	$8,551,667	3.46%	Fixed
9/30/10	9/30/13	$8,551,667	2.69%	Fixed
9/30/10	9/30/13	$8,551,667	2.45%	Fixed
9/26/05	9/28/15	$7,000,000	4.41%	Fixed
9/26/05	9/28/15	$7,000,000	4.41%	Fixed
3/15/09	9/15/20	*$69,506,745	2.065%	Fixed
Total:		$121,306,746
                                             *Notional amount converted from Yen at June 30, 2012 at a Yen to USD exchange rate of 79.81

Foreign Exchange Rate Risk.

    We have entered into foreign exchange contracts to hedge certain firm foreign currency purchase commitments.  In 2011, we entered into three forward purchase contracts which expire in 2012. The first was for Mexican Pesos for $1,200,000 U.S. Dollar equivalents at an exchange rate of 12.4717, the second was for Mexican Pesos for $450,000 U.S. Dollar equivalents at an exchange rate of 13.036 and the third was for Mexican Pesos for $750,000 U.S. Dollar equivalents at an exchange rate of 14.0292. In 2012, we entered into three forward purchase contracts which expire in 2013. The first was for Mexican Pesos for $750,000 U.S. Dollar equivalents at an exchange rate of 13.7787, the second was for Mexican Pesos for $250,000 U.S. Dollar equivalents at an exchange rate of 14.2939 and the third was for Mexican Pesos for $700,000 U.S. Dollar equivalents at an exchange rate of 14.5700.  Our Mexican Peso foreign exchange contracts represent approximately 100% of our projected Peso exposure.
    In May 2012, we entered into a forward purchase contract which expires in 2012. The contract was for Indonesian Rupiah for $2,100,000 U.S. Dollar equivalents at an exchange rate of 9315.  Our Indonesian Rupiah foreign exchange contracts represent approximately 66% of our projected Rupiah exposure.

    The following table summarizes the notional value of these contracts:

Transaction Date	Type of Currency	Transaction Amount in Dollars	Fair Value of Contracts - Asset (Liability)	Effective Date	Expiration Date
August 2011	Peso	$ 450,000	$ 27,245	September 2011	December 2012
September 2011	Peso	$ 450,000	14,442	July 2012	December 2012
September 2011	Peso	$ 300,000	(16,006)	October 2011	December 2012
May 2012	Peso	$ 750,000	(6,512)	January 2013	May 2013
May 2012	Peso	$ 250,000	(11,600)	January 2013	May 2013
May 2012	Peso	$ 700,000	(35,979)	June 2013	December 2013
May 2012	Rupiah	$1,800,000	(46,312)	July 2012	December 2012
		$4,700,000	$ (74,722)

Note 15.  Employee Benefit Plans

    The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended June 30, 2012 and 2011:

	Pension Plan		Postretirement Benefits
( Amounts in Thousands)	Three Months Ended June 30,		Three Months Ended June 30,
Components of net periodic benefit cost:	2012	2011	2012	2011
Service cost	$164	$136	$13	$22
Interest cost	357	368	130	143
Expected return on plan assets	(497)	(475)	-	-
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of Net Loss	192	83	71	55
Net periodic benefit cost	$215	$111	$211	$217

   The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the six months ended June 30, 2012 and 2011:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2012	2011	2012	2011
Service cost	$328	$272	$26	$44
Interest cost	715	736	260	286
Expected return on plan assets	(994)	(950)	-	-
Amortization of prior service cost	(2)	(2)	(6)	(6)
Amortization of Net (Gain)/Loss	385	166	142	110
Net periodic benefit cost	$432	$222	$422	$434

    We contributed $800,000 to our pension plan for the six months ended June 30, 2012 and anticipate making approximately $800,000 in additional contributions for the remainder of 2012.

Note 16. Long-Term Debt

    Long-term debt consisted of the following on the dates set forth below:

( in thousands)		Interest Rate			Total Principal Due
		June 30,	December 31,	Maturity	June 30,	December 31,
Description		2012	2011	Date	2012	2011
Secured:
Notes Payable – Variable Rate	(4)	1.4616%	1.5738%	2015	$ 14,000	$ 15,333
Notes Payable – Variable Rate	(4)	4.6700%	0.0000%	2012	12,145	12,845
Notes Payable – Variable Rate	(3)(4)	1.7106%	1.8293%	2013	14,242	29,389
Notes Payable – Variable Rate	(1)	2.9616%	3.0632%	2018	20,614	22,332
Notes Payable – Variable Rate	(3)	N/A	3.2702%	2014	-	13,318
Notes Payable – Variable Rate	(3)(4)	1.1000%	1.0957%	2020	47,875	60,808
Notes Payable – Variable Rate	(3)	N/A	3.0600%	2017	-	41,656
Notes Payable – Variable Rate		2.9700%	2.88-2.92%	2018	50,600	52,440
Notes Payable– Variable Rate	(3)	N/A	3.2458%	2018	-	24,162
Notes Payable – Variable Rate		2.5898%	2.6440%	2017	14,742	15,675
Notes Payable – Variable Rate		3.1306%	3.2458%	2018	17,040	18,460
Notes Payable – Variable Rate	(1)	2.9657%	3.0000%	2018	18,536	6,175
Unsecured Line of Credit	(2)	4.0214%	4.0349%	2013	10,000	9,500
					219,794	322,093
		Less Current Maturities			(27,849)	(36,079)
					$ 191,945	$ 286,014

(1) We entered into a variable rate financing agreement with ING Bank N.V., London branch on June 20, 2011 for a seven year facility to finance the acquisition of a Cape Size vessel and a Handymax Bulk Carrier Newbuilding, both of which were assumed in the acquisition of Dry Bulk.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches:  Tranche A, fully drawn on June 20, 2011 in the amount of $24.2 million, and Tranche B, providing up to $23.3 million of additional credit.  Under Tranche B, $6.1 million was drawn in November 2011 and the final draw of $12.7 million was drawn on January 24, 2012.
(2) In March, 2012, we amended our unsecured line of credit to extend the expiration date until April, 2014.  At December 31, 2011, we had $9.5 million drawn and during the first quarter of 2012, an additional $18.5 million was drawn.  The entire $28 million was repaid by March 31, 2012.  During the second quarter of 2012, $10 million was drawn.  This $10 million was repaid in July, 2012.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility.
(3)  In the first quarter of 2012, we used proceeds from the sale of capital assets to pay off three loans in full and two loans in part, including approximately $10 million of the Japanese Yen facility.
(4) We have interest rate swap agreements in place to fix the interest rates on these variable rate notes payable.
As of June 30, 2012, we were in compliance with all financial covenants related to our debt obligations, and we believe that we will continue to meet such covenants in the near future.

Note 17.  Out of Period Adjustments

    In July of 2011, Oslo Bulk AS (“Oslo”), an entity in which we hold a 25% equity interest and account for under the equity method, entered into an interest rate swap to reduce its exposure to variable interest rates on its outstanding debt.  We incorrectly accounted for the derivative by reporting our 25% share of the change in fair value of the derivative in the statement of operations under the caption “Equity in Net (Loss) Income of Unconsolidated Entities” from inception of the swap to December 31, 2011, rather than accounting for the change in fair value as a component of comprehensive income.  The change in fair value recorded in the third and fourth quarters of 2011 resulted in an aggregate loss of approximately $674,000.  As a result of this error, we recorded an out of period (“OOP”) adjustment during the three months ended June 30, 2012 to correct the $674,000 aggregate loss that was previously recorded in 2011, and $42,000 that was previously recorded in the first quarter of 2012.  The correction of these amounts was recorded in "Other Comprehensive Income".  We also recorded a $324,000 negative OOP adjustment related to net charter revenues that were not previously recorded on a straight-line basis in prior periods from 1999 to 2011, and a $239,000 positive OOP adjustment related to the termination of a lease on one of our PCTC vessels in the third quarter of 2011.  The net impact of these OOP adjustments was a $85,000 decrease to pre-tax income and a $631,000 increase to net income.  We evaluated the impact of the OOP adjustments on the results of our previously issued financial statements for each of the periods affected and concluded that the impact was not material.    We also evaluated the impact of correcting the cumulative effect of the OOP adjustments in the current year and concluded that the impact is not material to our projected results for 2012.  Accordingly, a net adjustment of $631,000 was recorded to correct the OOP errors in the three month period ended June 30, 2012.

Note 18.  New Accounting Pronouncements

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

Note 19.  Subsequent Events

    On August 6, 2012, the Company acquired the common stock and membership interest of Frascati Shops, Inc. and Tower LLC, respectively for a total of $4.3 million (consisting of a $600,000 cash payment and assumption of all debt for both companies).  These two Companies own and operate a certified rail-car repair yard facility near the port of Mobile, Alabama and will be used to service and repair rail-cars from third party customers and  service and repair rail-cars that are transported via the Company’s Rail-Ferry vessels.  While the transaction is deemed immaterial, it will be accounted for as a business combination.

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

Executive Summary
Overview of Second Quarter 2012

Overall Strategy

    We operate a diversified fleet of U.S. and international flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts providing stable revenue streams, as well as protect our long-standing customer base by providing quality transportation services.

Overview
    Even though the Company’s results were negatively affected by the currently depressed dry cargo freight market, the termination of three of its Military Sealift Command (MSC) operating contracts, a reduction in the size of its International Flag PCTC fleet and a non-cash foreign exchange loss on its Yen denominated loan, the Company reported net income of $704,000  While the international dry cargo freight market was negatively affected by vessel oversupply, the Company’s revenue sharing agreements continued to outperform the dry bulk indices and we believe that the dry cargo freight market should gradually improve as older and less efficient vessels are scrapped. The rail-ferry service’s gross profit results for the second quarter of 2012 were comparable to the prior year with notable reductions in operating crew costs.  Revenues from supplemental cargoes improved by 21% from the second quarter of 2011 to the second quarter of 2012 due to an increase in cargo volumes. For the six months ended June 30, 2012, the Company’s revenues from its variable contracts were $52 million while revenues from its fixed or firm contracts were $73.5 million for the same period. For the three months ended June 30, 2012, the revenue mix was $26.9 million and $33.4 million for variable and fixed, respectively.

Consolidated Financial Performance – Second Quarter 2012 vs. Second Quarter 2011

    The Company reported a profit of $704,000 for the three months ended June 30, 2012 as compared to a $2.8 million profit for the same period in 2011. Excluding the foreign exchange loss of $1.7 million and net non-cash non-recurring gains of $662,000, net income for the second quarter of 2012 would have been $1.8 million. Similarly, net income for the same period in 2011 excluding the foreign exchange loss and a non-recurring gain on our Dry Bulk transaction would have resulted in net income of $4.6 million. Gross profit (defined as revenues less voyage and lease expenses and depreciation) decreased from $12.1 million in the second quarter of 2011 to $7.6 million for the same period in 2012. The decrease of $4.5 million in gross profit is primarily attributable to the termination of the MSC contracts associated with three Roll-on/Roll-off vessels that the company did not own but operated, the sale of two International Flag PCTC’s in March, 2012 and the currently depressed dry cargo freight market, partially offset by increased volumes of supplemental cargo carried, operation of our ice strengthened multi-purpose vessel that commenced operations in late 2011 and operational improvements in our rail ferry vessels and molten sulphur carrier vessel. Administrative and general expenses decreased by $700,000 as a result of lower compensation cost and reductions in consultant expenses.

Segment Performance – Second Quarter 2012 vs. Second Quarter 2011

Time Charter Contracts – U.S. Flag
▪	Decrease in gross profits of $2.5 million.
▪	Decrease in MSC revenues primarily due to the recent termination of three MSC operating agreements.
▪	Improvement in supplemental cargoes revenues.
▪	Contributions from our ice strengthened vessel since December, 2011.

Time Charter Contracts – International Flag
▪	Decrease in gross profits of $2.9 million.
▪	Lower revenues due to the sale of two international flagged pure PCTCs in March, 2012.
▪	Currently depressed dry cargo freight market.

Contract of Affreightment
▪	Improvement in gross profits of approximately $200,000.
▪	Lower operating cost due to reduction in variable expenses.
▪	Lower tonnage carried.

Rail-Ferry
▪	Improvement in gross profits of $600,000.
▪	Improved cost structure due to a reduction in variable expenses.

Financial Discipline
▪	Early buy-out of the molten sulphur carrier operating lease which carried an implicit interest cost of approximately 7.5%.
▪	Cash generated from operations of $7.0 million for the three months ended June 30, 2012.
▪	Cash and cash equivalents of $21.2 million at June 30, 2012.
▪	Debt payments of $7.3 million during second quarter 2012.
▪	Compliance with all debt covenants.

Overview of Fleet

    As of June 30, 2012, our fleet consisted of vessels of which 17 we owned 100% directly through our wholly owned subsidiaries.  Of the 17 vessels, 15 are employed on fixed time charters, a long-term cargo contract and revenue sharing agreements.   Of the 15 vessels, 14 are operated within our Time Charter Contracts - International Flag and Time Charter Contracts – U.S. Flag segments. On June 15, 2012, we purchased the Sulphur Enterprise, the sole vessel operating in our Contract of Affreightment segment. Two vessels operate on a voyage to voyage basis providing service to a number of regular shippers in our Rail-Ferry segment.   In February 2012, the operating contracts for three vessels that we previously operated for the MSC expired. For additional information on our vessels, please see our fleet on the following page.
    Our Time Charter segments, which are primarily serviced by our PCTC’s generally operating under medium to long-term contracts, provide us with fixed income streams and predictable cash flows, with revenues only impacted by the amount of our off-hire time. The average remaining firm contract charterhire period for our International Flag PCTC fleet and U.S. Flag PCTC fleet is approximately one year and 2.4 years as of the end of the quarter, respectively.  In addition to contractually fixed income, we also earn from time to time supplemental income as a result of chartering our U.S. Flag PCTC’s back for the carriage of supplemental cargo when available.
    Because of recent downturns in our revenues and the overall condition of the global economy, we test our long-lived assets quarterly to determine whether or not our projected cash flows exceed the vessel’s carrying amount. Based on this assessment, we believe that no impairment existed at June 30, 2012.

The following table lists the vessels in our fleet as of June 30, 2012. At such date, we believe the market value of each of the vessels equals or exceeds it's carrying value.

INTERNATIONAL SHIPHOLDING CORPORATION

FLEET STATISTICS
June 30, 2012

	Vessels		Year Built	Business Segment (1)	Owned	Bareboat Charter/ Leased	Operating Contracts	Partially Owned	Time Chartered	Weight Carrying Capacity (MT)

	GREEN BAY	PURE CAR/TRUCK CARRIER	2007	TC-US		X				18,090
	GREEN COVE	PURE CAR/TRUCK CARRIER	1994	TC-US	X					16,178
	GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	TC-US	X					22,799
	GREEN POINT	PURE CAR/TRUCK CARRIER	1994	TC-US	X					14,930
	GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	TC-US	X					21,523
	GREEN DALE	PURE CAR/TRUCK CARRIER	1999	TC-US	X					16,157
	CSAV RIO GEIKE	PURE CAR/TRUCK CARRIER	2010	TC-I	X					18,701
	ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	TC-US	X					38,848
	MAERSK ALABAMA	CONTAINER VESSEL	1998	TC-US		X				17,524
	MAERSK CALIFORNIA	CONTAINER VESSEL	1992	TC-US		X				25,375
	FLORES SEA	MULTI-PURPOSE VESSEL	2008	TC-I			X			11,151
	SAWU SEA	MULTI-PURPOSE VESSEL	2008	TC-I			X			11,184
	OCEAN PORPOISE	TANKER	1996	TC-I	X					13,543
	MARINA STAR 2	CONTAINER VESSEL	1982	TC-I					X	13,193
	MARINA STAR 3	CONTAINER VESSEL	1983	TC-I					X	13,193
	TERRITORY TRADER	CONTAINER VESSEL	1991	TC-I					X	3,138
	SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	COA	X					27,678
	BALI SEA (2)	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,737
	BANDA SEA (2)	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,664
	BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	TC-1	X					170,578
	BULK AMERICAS	HANDYMAX BULK CARRIER	2012	TC-1	X					57,959
	EGS CREST	HANDYSIZE BULK CARRIER	2011	TC-I	X					35,914
	EGS TIDE	HANDYSIZE BULK CARRIER	2011	TC-I	X					35,916
	EGS WAVE	HANDYSIZE BULK CARRIER	2011	TC-I	X					35,921
	HANZE GRONINGEN	HANDYSIZE BULK CARRIER	2011	TC-I					X	34,734
	INTERLINK VERITY	HANDYSIZE BULK CARRIER	2012	TC-1					X	37,300
	GREEN WAVE	ICE STRENGTHENED MULTI-PURPOSE VESSEL	2000	TC-US	X					17,381
	OSLO BULK 1	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 2	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 3	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 4	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 5	MINI BULK CARRIER	2010	UE				X		8,000
	OSLO BULK 6	MINI BULK CARRIER	2011	UE				X		8,000
	OSLO BULK 7	MINI BULK CARRIER	2011	UE				X		8,000
	OSLO BULK 8	MINI BULK CARRIER	2011	UE				X		8,000
	OSLO BULK 9	MINI BULK CARRIER	2011	UE				X		8,000
	OSLO BULK 10	MINI BULK CARRIER	2011	UE				X		8,000
					17	3	2	10	5	850,309

(1)	Business Segments:
	TC-I	Time Charter Contracts-International Flag
	TC-US	Time Charter Contracts-U.S. Flag
	COA	Contracts of Affreightment
	RF	Rail-Ferry
	UE	Unconsolidated Entity

(2)	Originally built in 1982 - Converted 1995

Management Gross Profit Financial Measures

    In connection with discussing the results of our various operating segments in this report, we refer to “gross profit,” a metric that management reviews to assist in monitoring and managing our business.  The following table provides a reconciliation of consolidated gross profit to operating income:

	Three Months Ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Revenues	$60,320	$69,961	$125,524	$134,295

Voyage Expenses	$47,026	$51,814	$97,852	$100,804
Vessel Depreciation	$5,723	$6,095	$12,080	$11,469

Gross Profit	$7,571	$12,052	$15,592	$22,022

Other Operating Expenses:
Administrative and General Expenses	$4,720	$5,455	$10,228	$11,284
Gain on Dry Bulk Transactions	$-	$(130)	$-	$(18,844)
Gain on Sale/Purchase of Other Assets	$(667)	$-	$(4,466)	$-
Total Other Operating Expenses	$4,053	$5,325	$5,762	$(7,560)

Operating Income	$3,518	$6,727	$9,830	$29,582

Non-GAAP Financial Measures

    In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to adjusted net income. We believe this performance metric is useful information to investors because it provides comparable information with respect to the financial condition and results of operations of the Company excluding the results of certain transactions.  The following table provides a reconciliation of net income to adjusted net income.

(All Amounts in Thousands)	Three Months Ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Net Income	$ 704	$ 2,838	$ 8,640	$ 26,918
Foreign Exchange Loss (Gain)	1,734	$ 1,900	(1,914)	$ 411
Gain on Dry Bulk Transaction	-	(130)		(18,844)
Gain on Sale/Purchase of Other Assets	(667)	$ -	(4,466)	$ -
Adjusted Net Income	$ 1,771	$ 4,608	$ 2,260	$ 8,485

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2012
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011
		Time Charter Contracts-International Flag
(Amounts in Thousands)	Time Charter Contracts- U.S. Flag		COA	Rail-Ferry Service	Other	Total
Three months ended June 30, 2012
Revenues from External Customers	$ 34,488	$ 11,931	$4,207	$9,396	$ 298	$ 60,320
Voyage Expenses (Income)	27,858	7,252	4,081	7,948	(113)	47,026
Add back:
Operating Lease Expense	900	-	910	-	-	1,810
Direct Finance Lease Amortization	760	-	-	-	-	760
Gross Voyage Profit *	8,290	4,679	1,036	1,448	411	15,864
Gross Voyage Profit Percentage	24%	39%	25%	15%	452%	26%
Less:
Operating Lease Expense	900	-	910	-	-	1,810
Direct Finance Lease Amortization	760	-	-	-	-	760
Vessel Depreciation	2,310	2,702	-	701	10	5,723
Gross Profit *	$ 4,320	1,977	126	747	401	$ 7,571
Three months ended June 30, 2011
Revenues from External Customers	$ 39,290	$ 15,813	$ 4,500	$ 9,867	$ 491	$ 69,961
Voyage Expenses	29,952	8,294	4,601	8,807	160	51,814
Add back:
Operating Lease Expense	1,060	2,195	898	-	-	4,153
Direct Finance Lease Amortization	662	718	-	-	-	1,380
Gross Voyage Profit *	11,060	10,432	797	1,060	331	23,680
Gross Voyage Profit Percentage	28%	66%	18%	11%	67%	34%
Less:
Operating Lease Expense	1,060	2,195	898	-	-	4,153
Direct Finance Lease Amortization	662	718	-	-	-	1,380
Vessel Depreciation	2,495	2,669	-	899	2	6,095
Gross Profit (Loss) *	$ 6,843	4,820	(101)	161	329	$ 12,052

*Information used by Chief Decision Makers.

    The following table shows the breakout of revenues by segment between fixed and variable for the three months ended June 30, 2012 and 2011, respectively:

Revenues 2011-2012 2ndQuarter
LEGEND
Variable Revenue
Fixed Revenue
Thousands of Dollars
50000
45000
40000
35000
30000
25000
20000
15000
10000
5000
0
2012
2011
2012
2011
2012
2011
2012
2011
2012
2011
TC - U.S. Flag
TC - Internatio nal Flag
COA
Rail-Ferry
Other

    The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts-U.S. Flag:

    Revenues decreased from $39.3 million in the second quarter of 2011 to $34.5 million in the second quarter of 2012, and the segment’s gross profit decreased from $6.8 million in the second quarter of 2011 to $4.3 million in the second quarter of 2012. This decrease in gross profit is largely due to the termination of three MSC operating contracts in early 2012,  partially offset by improvements in supplemental cargo volumes.  Our U.S. Flag Time Charter Contracts segment historically reflected the results of the three MSC operating contracts.  In January of 2012, we were notified that we would not be awarded operating contract renewals. All three vessels’ operating contracts were terminated in February 2012. Our fixed contract revenues of $21.5 million and $26.8 million in the second quarter of 2012 and 2011, respectively, represent revenues derived from our fixed time charter contracts, and our variable revenues of $13.0 million and $12.4 million for the same periods in 2012 and 2011, respectively, represent revenues derived from our supplemental cargoes.

Time Charter Contracts-International Flag:

    Revenues decreased from $15.8 million in the second quarter of 2011 to $11.9 million in the second quarter of 2012 and gross profit for this segment decreased from $4.8 million in the second quarter of 2011 to $2.0 million in the second quarter of 2012. The decrease in revenues and gross profit is attributable to the sale of two of our PCTC’s in March, 2012, as well as lower cargo freight rates and time charter rates for our dry bulk vessels.  Our fixed revenues of $7.8 million in the second quarter of 2012 represent our revenues from fixed Time Charter contracts.  Our variable revenues of $4.2 million in the second quarter of 2012 represent revenues earned by our three Handy-Size Bulk Carriers, two chartered-in Handy-Size Bulk Carriers, and one Handymax Bulk Carrier, all of which operate under revenue sharing agreements. Our fixed revenues of $12.1 million in the second quarter of 2011 represents revenues derived from our fixed time charter contracts, while our variable revenues of $3.7 million in the second quarter of 2011 represents voyages on our three Handy-Size Bulk Carriers which operate under a revenue sharing agreement which commenced in January 2011.

Contracts of Affreightment:

    Revenues for this segment decreased from $4.5 million in the second quarter of 2011 to $4.2 million in the second quarter of 2012.  Our gross profit increased from a loss of $101,000 in the second quarter of 2011 to a profit $126,000 in the second quarter of 2012 due to reduced vessel operating cost.

Rail-Ferry Service:

    Revenues for this segment decreased from $9.9 million in the second quarter of 2011 to $9.4 million in the second quarter of 2012; however gross profit increased from $161,000 in the second quarter of 2011 to $747,000 in the second quarter of 2012 due to lower vessel operating costs.

Other:

    Revenue decreased from $491,000 in the second quarter of 2011 to $298,000 in the second quarter of 2012 due to lower chartering brokerage income.

Administrative and General Expense

    Administrative and general expenses decreased from $5.5 million in the second quarter of 2011 to $4.7 million in the second quarter of 2012.  The following table shows the significant components of administrative and general expenses for the second quarter of 2012 and 2011, respectively. Wages and benefits reflect lower expenses due to reduced bonus payments partially offset by severance payments to former employees terminated in connection with the loss of the MSC contracts.

    The following table shows the significant components of administrative and general expenses for the second quarter of 2012 and 2011, respectively:

A&G Account	2012	2011	Variance
(Amounts in Thousands)
Wages and Benefits	$2,551	$2,841	$290
Executive Stock Compensation	213	428	215
Office Building Expenses	331	390	59
Professional Services	587	722	135
System Hardware and Software	197	301	104
Other	841	773	(68)
TOTAL:	$4,720	$5,455	$735

Other Income and Expense

    Interest Expense remained flat at $2.3 million in the second quarters of both 2011 and 2012. Increases in indebtedness due to new financings in late 2011 and the first quarter of 2012, and a decrease in capitalized interest in 2012 after the delivery of our Handymax Bulk Carrier newbuilding in January 2012, were offset by debt retired using the proceeds from the sale of our two international flag PCTC’s.

    Derivative Loss of $117,000 and $106,000 in the second quarters of 2012 and 2011, respectively, represents the ineffectiveness of a portion of a derivative contract and the related mark-to-market adjustment associated with this portion of the derivative (See Note 14).

    Other income from vessel financing of $605,000 and $672,000 in the second quarters of 2012 and 2011, respectively, is due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

    Foreign Exchange Loss of $1.7 million in the second quarter of 2012, as compared to a loss of $1.9 million in the second quarter of 2011, is associated with the financing of one of our International Flag PCTC’s. The loss is related to the revaluation of our Yen-denominated loan due to a strengthening of the value of the Yen since the end the first quarter of 2012.  The exchange loss was based on a change in the exchange rate of 82.82 Yen to 1 USD at March 31, 2012 compared to 79.81 Yen to 1 USD at June 30, 2012.

Income Taxes

    We recorded a provision for income taxes of $108,000 on our $161,000 income before taxes and equity in net income from unconsolidated entities for the three months ended June 30, 2012.  For the three months ended June 30, 2011 we recorded a provision of $173,000 on our $3.4 million income before taxes and equity in net income of unconsolidated entities.  These provision amounts include the impact of our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  We established a valuation allowance against our deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of our deferred tax assets generated primarily by NOL carryforwards and AMT credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on an annual basis. For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2011, including “Note G - Income Taxes” to the consolidated financial statements included therein.

Equity in Net (Loss) Income of Unconsolidated Entities

    Equity in net (loss) income from unconsolidated entities, net of taxes, increased from a loss of $351,000 in the second quarter of 2011 to a gain of $651,000 in the second quarter of 2012.  As described in Note 17, we recorded during the second quarter of 2012 a net gain of $716,000 associated with an out of period adjustment relating to an interest swap. Excluding the out of period adjustment, we would have reported a loss of $55,000 from our 25% investment in Oslo Bulk and Tony Bulkers for the second quarter of 2012. The 2011 second quarter results reflected a loss of $307,000 for Oslo Bulk and Tony Bulkers.  Prior to us acquiring 100% of Dry Bulk on March 25, 2011, we reported our proportionate interest in Dry Bulk using the equity method.  As a result of the acquisition, Dry Bulk results are now consolidated in our Time Charter Contracts-International Flag segment.
Our portion of the earnings of our remaining investments in unconsolidated entities for the three months ended June 30, 2012 and 2011 was a gain of $33,000 and a loss of $45,000, respectively.  See Note 3 for additional information.

Out of Period Adjustments

    Three out of period adjustments (“OOP”) have been recorded in earnings for the second quarter of 2012.  Of the three, the only adjustment impacting any segment is a $324,000 OOP adjustment to our Time Charter Contracts – U.S. Flag segment related to net charter revenues that were not previously recorded on a straight-line basis in prior periods from 1999 to 2011.  The other two adjustments are related to an interest rate swap ($716,000) and recognition of the gain deferred in a sale-leaseback transaction ($239,000).  In accordance with our policy stated in Note 2 above, we do not allocate to our segments administrative and general expenses, gain on Dry Bulk transaction, gain on sale/purchase of other assets, derivative (income) loss, income taxes, gain on sale of investment, other income from vessel financing, investment income, foreign exchange loss (gain), and equity in net (loss) income of unconsolidated entities.  Refer to Note 17 for further details.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2012
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011
		Time Charter Contracts-International Flag
(Amounts in Thousands)	Time Charter Contracts- U.S. Flag		COA	Rail-Ferry Service	Other	Total
Six Months Ended June 30, 2012
Revenues from External Customers	$ 73,506	$ 25,234	$ 7,600	$ 18,597	$ 587	$ 125,524
Voyage Expenses (Income)	58,952	14,394	8,367	16,316	(177)	97,852
Add back:
Operating Lease Expense	1,364	-	1,808	-	-	3,172
Direct Finance Lease Amortization	1,499	780	-	-	-	2,279
Gross Voyage Profit *	17,417	11,620	1,041	2,281	764	33,123
Gross Voyage Profit Percentage	24%	46%	14%	12%	130%	26%
Less:
Operating Lease Expense	1,364	-	1,808	-	-	3,172
Direct Finance Lease Amortization	1,499	780	-	-	-	2,279
Vessel Depreciation	4,876	5,792	-	1,399	13	12,080
Gross Profit (Loss) *	$ 9,678	5,048	(767)	882	751	$ 15,592
Six Months Ended June 30, 2011
Revenues from External Customers	$ 78,307	$ 27,023	$ 8,731	$ 18,921	$ 1,313	$ 134,295
Voyage Expenses	59,951	15,179	8,912	16,438	324	100,804
Add back:
Operating Lease Expense	2,119	3,746	1,797	-	-	7,662
Direct Finance Lease Amortization	1,305	1,406	-	-	-	2,711
Gross Voyage Profit *	21,780	16,996	1,616	2,483	989	43,864
Gross Voyage Profit Percentage	28%	63%	19%	13%	75%	33%
Less:
Operating Lease Expense	2,119	3,746	1,797	-	-	7,662
Direct Finance Lease Amortization	1,305	1,406	-	-	-	2,711
Vessel Depreciation	5,004	4,689	-	1,771	5	11,469
Gross Profit (Loss) *	$ 13,352	7,155	(181)	712	984	$ 22,022

    The following table shows the breakout of revenues by segment between fixed and variable for the first six months of 2012 and 2011, respectively:

Revenues 2011-2012 Year to Date
90000
80000
70000
60000
50000
40000
30000
20000
10000
0
Thousands of Dollars
LEGEND
Variable Revenue
Fixed Revenue
2012
2011
2012
2011
2012
2011
2012
2011
2012
2011
TC - U.S. Flag
TC - Internatio nal Flag
COA
Rail-Ferry
Other

    The changes of revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Time Charter Contracts-U.S. Flag:

    Revenues decreased from $78.3 million in the first six months of 2011 to $73.5 million in the first six months of 2012, and the segment’s gross profit decreased from $13.4 million in the first six months of 2011 to $9.7 million in the first six months of 2012. This decrease in gross profit is due to higher operating cost and the above-described termination of three MSC contracts in early 2012. Our fixed contract revenues of $47.9 million and $53.9 million in the first six months of 2012 and 2011, respectively, represent revenues derived from our fixed time charter contracts, and our variable revenues of $25.6 million and $24.4 million for the same periods in 2012 and 2011, respectively, represent revenues derived from our supplemental cargoes.

Time Charter Contracts-International Flag:

    Revenues decreased from $27.0 million in the first six months of 2011 to $25.2 million in the first six months of 2012 and gross profit for this segment decreased from $7.2 million in the first six months of 2011 to $5.0 million in the first six months of 2012. The decrease in revenues and gross profit is attributable to the above-mentioned sale of two of our PCTC’s.  Our fixed revenues of $18.0 million in the second quarter of 2012 represent our revenues from fixed time charter contracts.  Our variable revenues of $7.2 million in the first six months of 2012 represent revenues earned by our three Handy-Size Bulk Carriers, two chartered-in Handy-Size Bulk Carriers, and one Handymax Bulk Carrier, all of which operate under revenue sharing agreements. Our fixed revenues of $20.6 million in the first six months of 2011 represents revenues derived from our fixed time charter contracts, while our variable revenues of $6.4 million in the first six months of 2011 represents voyages on our three Handy-Size Bulk Carriers which operate under a revenue sharing agreement which commenced in January 2011.

Contracts of Affreightment:

    Revenues decreased from $8.7 million in the first six months of 2011 to $7.6 million in the first six months of 2012.  Our gross loss increased from $181,000 in the first six months of 2011 to $767,000 in the first six months of 2012 due to a reduction in cargo volume. However, we expect improvements in our results for the remainder of 2012 due to minimum tonnage requirements under our contract.

Rail-Ferry Service:

    Revenues for this segment decreased from $18.9 million in the first six months of 2011 to $18.6 million in the first six months of 2012; however gross profit increased from $712,000 in the first six months of 2011 to $882,000 in the first six months of 2012. This increase in gross profit is a result of vessel operating cost savings.

Other:

    Revenue decreased from $1.3 million in the first six months of 2011 to $587,000 in the first six months of 2012 due to lower chartering brokerage income.

Administrative and General Expense

    Administrative and general expenses decreased from $11.3 million in the first six months of 2011 to $10.2 million in the first six months of 2012. The reduction in overhead expense can be attributed to lower executive compensation and lower professional fees.

    The following table shows the significant A&G components for the first six months of 2012 and 2011 respectively.

(Amounts in Thousands)	Six Months Ended June 30,
A&G Account	2012	2011	Variance

Wages and Benefits	$5,812	$5,697	$(115)
Amortization of Executive Stock Compensation	543	1,005	462
Office Building Expenses	667	737	70
System Hardware and Software	465	609	144
Professional Services	1,047	1,454	407
Other	1,694	1,782	88
TOTAL:	$10,228	$11,284	$1,056

Other Income and Expense

    Interest Expense increased from $4.6 million in the first six months of 2011 to $5.0 million in the first six months of 2012 due to higher debt balances associated with the financing of our three new Handy-Size Bulk Carriers.  The increase in interest expense from new debt was partially offset by the impact of lower effective interest rates from new swap contracts and prepayments under several loan facilities.

    Other income from vessel financing of $1.2 million in 2012 includes interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

    Foreign Exchange Gain of $1.9 million for the first six months of 2012 is due to the revaluation of our Yen-denominated loan associated with the financing of one of our International flag PCTC's due to a weakening of the value of the Yen.  The exchange gain was based on a change in the exchange rate of 76.92 Yen to 1 USD at December 31, 2011 to 79.81 Yen to 1 USD at June 30, 2012.

Income Taxes

    We recorded a provision of $276,000 on $8.3 million of income before income from unconsolidated entities and a provision of $381,000 on $26.4 million of income before income from unconsolidated entities for the six months ended June 30, 2012 and 2011 respectively.  The decrease in our provision for income taxes was based on our establishment of a valuation allowance on certain deffered tax assets, which was partially offset by a reduction in taxable income of our operations taxed at the U.S. corporate statutory rate,.  For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2011, including Note G to the consolidated financial statements included therein.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Equity in Net Income of Unconsolidated Entities

    Equity in net income of unconsolidated entities, net of taxes, decreased from $874,000 in the first six months of 2011 to $581,000 in the same period of 2012.  For the six months ended June 30, 2012 and 2011, our portion of the earnings of Dry Bulk was $0, net of taxes of $0, and $1.3 million, net of taxes of $0, respectively. In addition, we recorded a favorable $674,000 out of period adjustment associated with an interest rate swap that Oslo Bulk entered into in the third quarter of 2011. Refer to Note 17 (Out of Period Adjustments) for more information.  Dry Bulk was acquired in the first quarter of 2011 and is now included in consolidated results. Equity in net income of unconsolidated entities net of taxes, for the first six months of 2012 was further impacted by our results in our 25% investment in Oslo Bulk and Tony Bulkers.  Our portion of the earnings of these investments was income of $660,000 for the six months ended June 30, 2012 and $650,000 for the six months ended June 30, 2011.  Excluding the out of period adjustment our portion of earnings of Oslo Bulk and Tony Bulkers would have been a loss of $14,000 for the six months ended June 30, 2012.  The decrease in the results were primarily due to financial performance from Dry Bulk being included in our consolidated results following our March 25, 2011 acquisition of full control of Dry Bulk and reduced contributions from our 25% investment in Oslo Bulk.

Out of Period Adjustments

    Three out of period adjustments (“OOP”) have been recorded in earnings for the first six months of 2012.  Of the three, the only adjustment impacting any segment is a $324,000 OOP adjustment to our Time Charter Contracts – U.S, Flag segment related to net charter revenues that were not previously recorded on a straight-line basis in prior periods from 1999 to 2011.  The other two adjustments are related to an interest rate swap ($674,000) and recognition of the gain deferred in a sale-leaseback transaction ($239,000).  In accordance with our policy stated in Note 2 above, we do not allocate to our segments administrative and general expenses, gain on Dry Bulk transaction, gain on sale/purchase of other assets, derivative (income) loss, income taxes, gain on sale of investment, other income from vessel financing, investment income, foreign exchange loss (gain), and equity in net (loss) income of unconsolidated entities.  Refer to Note 17 for further details.

LIQUIDITY AND CAPITAL RESOURCES

    The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included in Item 1 of Part I of this report.

    Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $19.7 million at December 31, 2011, to $10.5 million at June 30, 2012. This $9.2 million decrease in working capital is a result of utilizing cash to purchase the Molten Sulphur carrier vessel, partially offset by a $10 million draw on our line of credit. Cash and cash equivalents decreased during the first six months of 2012 by $234,000 to a total of $21.2 million at June 30, 2012. The decrease in cash and cash equivalents was a result of cash provided by operating activities of $9.9 million and cash provided by investing activities of $95.3 million, offset by cash used in financing activities of $105.5 million.  Total current liabilities of $60 million as of June 30, 2012 included current maturities of long-term debt of $27.8 million.
    Net cash provided by operating activities for the first six months of 2012 was $9.9 million after adjusting net income of $8.6 million upward for non-cash items such as depreciation and amortization and non-cash stock based compensation, which were offset by a foreign exchange gain of $1.9 million on a Yen-denominated loan, a $4.5 million gain on sale of two International Flag PCTC’s, one US Flag PCTC and our Molten Sulphur Carrier, and various other items specified in our consolidated statements of cash flows.
    Net cash provided by investing activities of $95.3 million included $130.3 million in proceeds from the sale of assets, removing $6.9 million from restricted cash, $2.3 million of principal payments received under direct financing leases and $2.5 million from cash received on note receivables, partially offset by capital expenditures of $46.1 million and investments in unconsolidated entities of $750,000.

    Further detail of the $46.1 million of capital improvements to vessels and other assets, including the breakdown of payments from working capital versus debt financing are in the table below:

Capital Improvements to Vessels, Property and Other Equipment	Improvements through:
(Amounts in thousands)
	Working	Debt
Vessel	Capital	Financing	Total
Vessel Acquisitions/Improvements	$ 24,152	$ -	24,152
Tsuneishi Newbuilding Handymax Bulk Carrier	9,103	12,675	21,778
Vessel Equipment	32	-	32
Other	141	-	141
			$ 46,103

    Net cash used in financing activities of $105.5 million included $100.6 million of debt payments using proceeds from vessel sales, $13.0 million of regularly scheduled debt payments and $28.0 million of payments to reduce our line of credit indebtedness. These debt payments and our $4.8 million of dividend payments were partially offset by proceeds of $12.7 million from the final bank draw on a term loan for a Handymax Bulk Carrier Newbuilding delivered in January 2012 and draws on our line of credit of $28.5 million.
    As of June 30, 2012, $20 million of our $30 million unsecured revolving line of credit, which expires in April 2014, is available for future draws as needed.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of the facility.
    We have filed with the Securities and Exchange Commission a $200 million universal shelf registration statement, which expires in October, 2013,  which we believe provides us with flexibility to access the public equity and debt markets.

    Debt and Lease Obligations – As of June 30, 2012, we held three vessels under bareboat charter or lease agreements, and five vessels under time charter agreements.  The types of vessels held under these agreements include one PCTC, five container vessels, and two Handysize Bulk Carriers, all of which operate in our Time Charter Contracts – U.S. Flag and International Flag segments.
    Our operating lease agreement has early buy-out options and fair value purchase options.  The lease agreement imposes defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.
    On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Bank Northwest, National Association, of our 2007-built PCTC, the Green Bay.  The sale generated proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a 10 year lease agreement with early buyout options that can be exercised in 2017 and 2019.  The sale resulted in a gain of $14.9 million, which has been recorded as a deferred gain on the balance sheet and will be recognized over the length of the lease. If we were to exercise our option to purchase this vessel back at the early buy-out dates, any remaining deferred gain would be recognized through current period earnings.
    In March of 2012 we sold two of our International Flag Pure Car Truck Carriers to Norwegian Car Carriers ASA.  This transaction generated total proceeds of $73.9 million, and resulted in a gain of $3.8 million. These proceeds were used to pay down approximately $36.1 million of debt.  Refer to our Current Report on Form 8-K dated March 26, 2012 for further information.
    In June of 2012, we purchased our Jones Act Molten Sulphur-Carrier that constitutes the sole vessel in our Contract of Affreightment segment, This was an early buy-out of an operating lease pursuant to favorable negotiations with the lessor.  Our operations under this segment were unaffected by the acquisition. As a result of this purchase, we removed approximately $19.3 million in future lease obligations as the terms of the operating lease extended to 2017.
    We also conduct certain of our operations from leased office facilities.  Refer to our 2011 annual report on Form 10-K for a schedule of our contractual obligations under operating leases.
    Substantially all of our credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital and interest expense coverage and a maximum amount of debt leverage.
    As of June 30, 2012, the Company was in compliance with all financial covenants related to its debt obligations, and we believe that we will continue to meet such covenants in the near future. The following table represents the actual and required covenant amounts for the six months ending June 30, 2012:

		Actual	Required
(1)	Net Worth (thousands of dollars)	$253,245	$249,545
(2)	Working Capital (thousands of dollars)	$10,528	$1
(3)	Interest Expense Coverage Ratio (minimum)	6.52	2.50
(4)	Leverage Ratio (maximum)	3.36	4.25
(5)	Indebtedness to EBITDAR Ratio (maximum)	3.57	4.75
(6)	EBITDAR to Fixed Charge (minimum)	1.36	1.10

1.	Total assets minus total liabilities.
2.	Total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between consolidated indebtedness to consolidated EBITDA.
5.	Defined as the ratio between consolidated indebtedness to consolidated EBITDA and rent/lease expense (“EBITDAR”)
6.	Defined as the ratio between consolidated EBITDAR to consolidated fixed charges

    In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations and/or accessing available lines of credit.  To the extent we are required to seek additional capital, our efforts could be hampered by continuing uncertainties in the credit markets. We presently have interest rate swaps on 40% of our long-term debt.  We have debt of $36.1 million due during the second half of 2012, $31.0 million due in 2013, $20.5 million due in 2014, and $25.2 million due in 2015. The 2012 amount includes a balloon payment of $12.1 million scheduled to be refinanced.
    As a result of increasing our ownership in Dry Bulk from 50% to 100% on March 25, 2011, we assumed a 100% interest in a Handymax Bulk Carrier Newbuilding, completed and delivered in the first quarter of 2012. Total investment in this newbuilding was approximately $42.1 million.  On June 20, 2011, we entered into a secured loan facility agreement in the amount of $47.5 million, divided into two tranches:  Tranche A, which provided $24.2 million used to refinance and repay existing indebtedness of $22.0 million related to a Cape Size vessel assumed in connection with the Dry Bulk acquisition, and Tranche B, which provided up to $23.3 million to finance the remaining installment payments on the Handymax Bulk Carrier Newbuilding.  Under Tranche B, we made draws for $6.1 million in November 2011 and $12.7 million in January 2012 and contributed another $2.0 million in November 2011 and approximately $8.7 million upon final delivery in January 2012, respectively.  For further information on this agreement, see our Current Report on Form 8-K, dated June 20, 2011.

    Cash Dividend Payments – The payment of dividends to common stockholders is at the discretion of our board of directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008. Since then, the Board has declared a cash dividend each quarter. On July 25, 2012, the board of directors authorized payment of a $0.25 dividend for each share of common stock and as of the record date August 16, 2012, which is payable on September 4, 2012. While all future payments remain subject to the discretion of our board of directors, we expect to meet our stated $1.00 per share annual dividend target for 2012.

    Environmental Issues – Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $250,000 for each incident.

    New Accounting Pronouncements - In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”) and, in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 first applied to us beginning on December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on our operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income , which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 became effective for International us for quarters beginning on December 15, 2011. The adoption of ASU 2011-05 did not have a material effect on our operating results or financial position, and have applied these new requirements starting in the first quarter of 2012.

ITEM 3 – QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

    In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risk.  We utilize derivative financial instruments including interest rate swap agreements and forward exchange contracts, and in the past we have also utilized commodity swap agreements, to manage certain of these exposures.  We hedge firm commitments or anticipated transactions and do not enter into derivatives for speculative purposes.  We neither hold nor issue financial instruments for trading purposes.

    Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at June 30, 2012 approximated its carrying value due to the short-term duration of the underlying securities.  The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.
    We estimate the fair value of our variable rate long-term debt at June 30, 2012, including current maturities, to equal the carrying value of $219.8 million due to the variable rate nature of the debt as well as to the underlying value of the collateral.
    We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on our balance sheet.  Currently, each of our USD-denominated interest rate swaps is accounted for as an effective cash flow hedge. Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss).  We have entered into seven interest rate swap agreements with commercial banks, two in September of 2005, one in November of 2005, one in March of 2008, one in March of 2009 and two in September of 2010, in order to reduce the possible impact of higher interest rates by our swapping our obligations to pay variable interest rates for fixed rates.  For each of these agreements, the fixed rate payor is the Company, and the floating rate payor is the commercial bank.  While these arrangements are structured to reduce our exposure to increases in interest rates, it also limits the benefit we might otherwise receive from any decreases in interest rates, and our weighted average cost of capital.
    The fair value of these agreements at June 30, 2012, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $8.2 million.  A hypothetical 10% decrease in interest rates as of June 30, 2012, would have resulted in a liability of $8.3 million.

    Commodity Price Risk.  As of June 30, 2012, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry Service and Contract of Affreightment segments.  We have fuel surcharges and escalation adjustments in place for both of these segments, which we believe manages the price risk for those services during 2012. We estimate that a 20% increase in the average price of fuel for the period January 1, 2012 through June 30, 2012 would have resulted in an increase of approximately $577,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.08 in our basic earnings per share based on the shares of our common stock outstanding as of June 30, 2012.  The additional fuel costs assume no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates.  Our charterers in the Time Charter Contracts – U.S. Flag and the Time Charter Contracts – International Flag segments are responsible for purchasing vessel fuel requirements; thus, we have no direct fuel price risk in these segments.

    Foreign Exchange Rate Risk.  We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2011.  These contracts mature on various dates during 2012. The fair value of these contracts at June 30, 2012 is a liability of $75,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be a liability of $83,000.

    On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a Newbuilding PCTC, which was completed and delivered in March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a Yen interest rate swap (the “Facility”) designed to cap the interest at 2.065%.  In June 2009, we received notification that the banking institution would be exercising their option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000.  Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued, with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1 to 5 Yen increase or decrease on the exchange rate between the U.S. Dollar and Yen, which was $1 to Yen 79.81 at June 30, 2012, would impact our earnings by approximately $600,000 to $3.0 million for the reporting period.  While we believe that these fluctuations may smooth out over time, any particular reporting period could be materially impacted by these adjustments.  There was a 3.8% appreciation in the Yen to USD exchange rate at June 30, 2012 compared to March 31, 2012, resulting in a $1.7 million foreign exchange loss for the quarter ended June 30, 2012.  This amount is reported under Interest and Other on our Consolidated Statement of Operations.  We continue to monitor the movements in the foreign currency markets in order to take advantage of potential opportunities.

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
Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2012 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the first six months of 2012, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.
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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first six months of 2012:
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2012– April 30, 2012	-	-	-	285,377
May 1, 2012 – May 31, 2012	-	-	-	285,377
June 1, 2012 – June 30, 2012	-	-	-	285,377

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
(10.1)
Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, Commerzbank AG, as successors to Deutsche Schiffsbank Aktiengesellschaft as Facility Agent and Security Trustee, DnB NOR Bank ASA, as Documentation Agent, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.2)
Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and Arranger, and Commerzbank AG, as successors toDeutsche Schiffsbank Aktiengesellschaft, as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

(10.3)
Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.4)
Credit Agreement, dated as of August 2, 2010, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and ING Bank N.V., London Branch, as facility agent and security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Form 10-Q/A dated December 23, 2010 and incorporated herein by reference) (On December 28, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.5)
$30,000,000 Revolving Loan to the Registrant and seven of its subsidiaries by Regions Bank dated March 7, 2008, as amended by instruments dated March 3, 2009, August 13, 2009, March 31, 2010, March 31, 2011, July 18, 2011 and March 31, 2012. (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-Q dated May 5, 2011 and incorporated herein by reference)

(10.6)
Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Commerzbank AG, as successors to Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.7)
Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.8)
Credit Agreement, dated as of June 29, 2011, by and among LCI Shipholdings, Inc. and Waterman Steamship Corporation, as joint and several borrowers, the Registrant, as guarantor, DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as lenders, DnB NOR Bank ASA, as bookrunner, facility agent and security trustee and DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as mandated lead arrangers (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.9)
International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.10)
Form of Incentive Agreement for Restricted Stock Units granted May 7, 2012 (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form Current Report on Form 8-K dated May 7, 2012 and incorporated herein by reference)

(10.11)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.12)
Change of Control Agreement, by and between the Registrant and Niels M. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.13)
Change of Control Agreement, by and between the Registrant and Erik L. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.14)
Change of Control Agreement, by and between the Registrant and Manuel G. Estrada, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.15)
Form of Indemnification Agreement, by and between the Registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

(10.16)
Agreement to Acquire and Charter, dated as of February 22, 2012, by and between Waterman Steamship Corporation, Wells Fargo Bank Northwest, National Association, Regions Equipment Finance, Ltd, International Shipholding Corporation and Gulf South Shipping Pte. Ltd, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)*

(10.17)
Charter Assignment and Security Agreement, dated as of February 22, 2012, by Waterman Steamship Corporation in favor of Wells Fargo Bank Northwest, National Association, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof.  (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)*

(10.18)
Bareboat Charter Agreement, dated as of February 22, 2012, by and between Waterman Steamship Corporation and Wells Fargo Bank Northwest, National Association, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof.  (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)*

(10.19)
Notice and Acknowledgment of Collateral Assignment of Time Charter and Subordination Agreement, dated as of February 22, 2012, from Waterman Steamship Corporation and Wells Fargo Bank Northwest, National Association to Nippon Yusen Kaisha, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof.  (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)*

(10.20)	Guaranty Agreement, dated as of February 22, 2012, executed by International Shipholding Corporation in favor of Wells Fargo Bank Northwest, National Association*
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
(32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
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

Date:   August 7, 2012