Form 10-Q
period 2012-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 2012-11-07
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Common stock, $1 par value. . . . . . . . 7,203,860 shares outstanding as of September 30, 2012

In this report, the terms “we,” “us,” “our,” and the “Company” refer to International Shipholding Corporation and its subsidiaries. In addition, the term “GAAP” means U.S. generally accepted accounting principles, the term “Newbuilding” means a vessel that is under construction, the term “Notes” means the Notes to our Consolidated Financial Statements contained elsewhere in this report, the term “PCTC” means a Pure Car/Truck Carrier vessel, the term “SEC” means the U.S. Securities and Exchange Commission, the term “UOS” means U. S. United Ocean Services, LLC, which we entered into a purchase agreement to acquire on October 9, 2012, the term “UOS acquisition” refers to our pending  acquisition of UOS described in Note 21, and the term “USD” means U.S. Dollars.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Revenues	$61,162	$67,087	$186,686	$201,382

Operating Expenses:
Voyage Expenses	45,394	46,911	143,246	147,715
Vessel Depreciation	6,100	6,775	18,180	18,244
Other Depreciation	9	-	9	-
Administrative and General Expenses	5,643	4,769	15,871	16,053
Gain on Dry Bulk Transaction	-	-	-	(18,844)
(Gain) Loss on Sale/Purchase of Other Assets	3	-	(4,463)	-

Total Operating Expenses	57,149	58,455	172,843	163,168

Operating Income	4,013	8,632	13,843	38,214

Interest and Other:
Interest Expense	2,144	2,850	7,152	7,470
Derivative Loss	129	124	97	109
Gain on Sale of Investment	-	(67)	(66)	(181)
Other Income from Vessel Financing	(588)	(654)	(1,815)	(2,014)
Investment Income	(117)	(137)	(391)	(522)
Foreign Exchange Loss (Gain)	1,143	2,664	(771)	3,075
	2,711	4,780	4,206	7,937

Income Before Provision for Income Taxes and
Equity in Net (Loss) Income of Unconsolidated Entities	1,302	3,852	9,637	30,277
(Benefit) Provision for Income Taxes:
Current	4	150	280	531
Deferred	(400)	-	(400)	-
	(396)	150	(120)	531
Equity in Net Income (Loss) of Unconsolidated
Entities (Net of Applicable Taxes)	84	(852)	665	22

Net Income	$1,782	$2,850	$10,422	$29,768

Basic and Diluted Earnings Per Common Share:
Basic Earnings Per Common Share:	$0.25	$0.40	$1.45	$4.18

Diluted Earnings Per Common Share:	$0.25	$0.40	$1.45	$4.15

Weighted Average Shares of Common Stock Outstanding:
Basic	7,203,860	7,140,752	7,192,818	7,128,810
Diluted	7,220,901	7,190,082	7,208,886	7,165,298
Dividends Per Share	$0.250	$0.375	$0.750	$1.125

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(All Amounts in Thousands)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Net Income	$1,782	$2,850	$10,422	$29,768

Other Comprehensive Income:
Unrealized Foreign Currency Translation Gain (Loss)	143	(150)	64	(76)
Unrealized Holding Gain (Loss) on Marketable Securities	211	(103)	399	(20)
Change in Fair Value of Derivatives	(149)	(843)	(79)	(440)
Comprehensive Income	$1,987	$1,754	$10,806	$29,232

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	September 30,	December 31,
ASSETS	2012	2011

Cash and Cash Equivalents	$12,714	$21,437
Restricted Cash	-	8,907
Marketable Securities	13,382	12,827
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $100 in 2012 and 2011:	19,511	20,553
Federal Income Taxes Receivable	-	242
Net Investment in Direct Financing Leases	3,423	6,278
Other Current Assets	6,144	4,411
Notes Receivable	4,433	4,450
Material and Supplies Inventory	5,312	5,034
Total Current Assets	64,919	84,139

Investment in Unconsolidated Entities	13,524	12,800

Net Investment in Direct Financing Leases	14,391	43,837

Vessels, Property, and Other Equipment, at Cost:
Vessels	561,207	581,705
Building	1,211	-
Land	623	-
Leasehold Improvements	26,348	26,128
Construction in Progress	602	20,729
Furniture and Equipment	11,053	9,372
	601,044	637,934
Less - Accumulated Depreciation	(185,907)	(171,820)
	415,137	466,114

Other Assets:
Deferred Charges, Net of Accumulated Amortization	18,278	15,983
Intangible Assets, Net of Accumulated Amortization	1,775	3,219
Due from Related Parties	1,735	1,571
Notes Receivable	34,458	37,714
Other	6,036	202
	62,282	58,689

TOTAL ASSETS	$570,253	$665,579

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	September 30,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$27,951	$36,079
Accounts Payable and Accrued Liabilities	34,620	30,498
Total Current Liabilities	62,571	66,577

Long-Term Debt, Less Current Maturities	185,660	286,014

Other Long-Term Liabilities:

Lease Incentive Obligation	6,338	6,640
Other	62,073	57,153

TOTAL LIABILITIES	316,642	416,384

Stockholders' Equity:
Common Stock, $1.00 par value, 20,000,000 shares authorized and	8,617	8,606
7,203,860 and 7,140,752 Shares Issued and Outstanding at
September 30, 2012 and December 31, 2011, Respectively
Additional Paid-In Capital	86,041	85,830
Retained Earnings	207,919	204,109
Treasury Stock, 1,388,066 shares at September 30, 2012 and	(25,403)	(25,403)
December 31, 2011
Defined Benefits Plan
Accumulated Other Comprehensive (Loss)	(23,563)	(23,947)
TOTAL STOCKHOLDERS' EQUITY	253,611	249,195

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$570,253	$665,579

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities:
Net Income	$10,422	$29,768
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	18,394	18,988
Amortization of Deferred Charges and Other Assets	8,312	6,438
Deferred Tax Valuation Allowance	(400)	-
Gain on Dry Bulk Transaction	-	(18,844)
Non-Cash Stock Based Compensation	881	1,404
Equity in Net Income of Unconsolidated Entities	(665)	(22)
Distributions from Unconsolidated Entities	-	750
Gain on Purchase / Sale of Assets	(4,463)	-
Gain on Sale of Investments	(66)	(181)
Gain (Loss) on Foreign Currency Exchange	(771)	3,075
Changes in:
Deferred Drydocking Charges	(8,021)	(5,370)
Accounts Receivable	1,057	(2,570)
Inventories and Other Current Assets	(3,168)	(1,129)
Other Assets	61	25
Accounts Payable and Accrued Liabilities	(5,076)	(2,190)
Other Long-Term Liabilities	(3,148)	(174)
Net Cash Provided by Operating Activities	13,349	29,968

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	3,064	4,132
Acquisition of Frascati Shops Inc and Tower, LLC	(620)	-
Capital Improvements to Vessels and Other Assets	(45,992)	(82,199)
Proceeds from Sale of Assets	130,315	-
Proceeds from Sale of Marketable Securities	207	2,444
Investment in Unconsolidated Entities	(1,000)	(2,046)
Acquisition of Unconsolidated Entity	-	7,092
Net Decrease/(Increase) in Restricted Cash Account	6,907	(6,175)
Proceeds from Note Receivables	3,610	3,101
Net Cash Provided by (Used In) Investing Activities	96,491	(73,651)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	51,175	103,979
Repayment of Debt	(162,375)	(57,748)
Additions to Deferred Financing Charges	(751)	(1,757)
Common Stock Dividends Paid	(6,612)	(8,303)
Net Cash (Used In) Provided by Financing Activities	(118,563)	36,171

Net (Decrease) / Increase in Cash and Cash Equivalents	(8,723)	(7,512)
Cash and Cash Equivalents at Beginning of Period	21,437	24,158

Cash and Cash Equivalents at End of Period	$12,714	$16,646

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)
Note 1.  Basis of Preparation
We operate a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services. For additional information on our business see Item 2 of Part I of this report.
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

Note 2.  Operating Segments
Our five operating segments, Time Charter Contracts – U.S. Flag, Time Charter Contracts – International Flag, Contracts of Affreightment (“COA”), Rail-Ferry Service and Other, are identified primarily by the characteristics of the contracts and terms under which our assets are operated.  In the Rail-Ferry Service category, we report the results of our two vessels engaged in the transport of rail-cars from Mobile, Alabama to Coatzacoalcos, Mexico.  We also report the operating results of the newly acquired rail-car repair yard operation in this segment.  See Note 20 for more information on these operations.  We report in the Other category the results of several of our subsidiaries that provide ship charter brokerage, ship management services and agency services.  Also included in the Other category are corporate related items, results of insignificant operations, and income and expense items not allocated to the other reportable segments. We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which the vessels within the segment operate.
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

The following table presents information about segment profit and loss for the three months ended September 30, 2012 and 2011:

(Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts- International Flag	COA	Rail-Ferry Service	Other	Total
Three months ended September 30, 2012
Revenues from External Customers	$36,121	$12,400	$4,796	$7,513	$332	$61,162
Intersegment Revenues (Eliminated)	-	-	-	-	(4,594)	(4,594)
Intersegment Expenses (Eliminated)	-	-	-	-	4,594	4,594
Voyage Expenses	27,003	8,221	3,518	6,611	41	45,394
Gross Voyage Profit *	9,118	4,179	1,278	902	291	15,768
Gross Voyage Profit Percentage	25%	34%	27%	12%	88%	26%
Vessel Depreciation	2,301	2,789	304	715	-	6,109
Gross Profit *	6,817	1,390	974	187	291	9,659
Interest Expense	557	1,208	111	158	110	2,144
Segment Profit	6,260	182	863	29	181	7,515

Three months ended September 30, 2011
Revenues from External Customers	$38,069	$14,609	$4,766	$9,121	$522	$67,087
Intersegment Revenues (Eliminated)	-	-	-	-	(4,664)	(4,664)
Intersegment Expenses (Eliminated)	-	-	-	-	4,664	4,664
Voyage Expenses	27,233	7,173	4,685	7,685	135	46,911
Gross Voyage Profit *	10,836	7,436	81	1,436	387	20,176
Gross Voyage Profit Percentage	28%	51%	2%	16%	74%	30%
Vessel Depreciation	2,707	3,151	-	915	2	6,775
Gross Profit *	8,129	4,285	81	521	385	13,401
Interest Expense	914	1,688	-	155	93	2,850
Segment Profit	7,215	2,597	81	366	292	10,551

*Information used by Chief Decision Makers; see “Management’s Discussion and Analysis of Financial Condition and Results of Operation- Non-GAAP Financial Measures.”

The following table presents information about segment profit and loss for the nine months ended September 30, 2012 and 2011:

(Amounts in Thousands)	Time Charter Contracts- U.S. Flag	Time Charter Contracts- International Flag	COA	Rail-Ferry Service	Other	Total
Nine months ended September 30, 2012
Revenues from External Customers	$ 109,638	$ 37,626	$12,397	$26,108	$ 917	$ 186,686
Intersegment Revenues (Eliminated)	-	-	-	-	(14,905)	(14,905)
Intersegment Expenses (Eliminated)	-	-	-	-	14,905	14,905
Voyage Expenses (Income)	85,965	22,608	11,828	22,983	(138)	143,246
Gross Voyage Profit *	23,673	15,018	569	3,125	1,055	43,440
Gross Voyage Profit Percentage	22%	40%	5%	12%	115%	23%
Vessel Depreciation	7,174	8,582	304	2,129	-	18,189
Gross Profit *	16,499	6,436	265	996	1,055	25,251
Interest Expense	1,865	4,037	370	540	340	7,152
Segment Profit (Loss)	14,634	2,399	(105)	456	715	18,099

Nine Months ended September 30, 2011
Revenues from External Customers	$ 116,381	$ 41,777	$13,497	$27,894	$ 1,833	$ 201,382
Intersegment Revenues (Eliminated)	-	-	-	-	(13,995)	(13,995)
Intersegment Expenses (Eliminated)	-	-	-	-	13,995	13,995
Voyage Expenses	87,190	22,516	13,597	23,973	439	147,715
Gross Voyage Profit *	29,191	19,261	(100)	3,921	1,394	53,667
Gross Voyage Profit Percentage	25%	46%	-1%	14%	76%	27%
Vessel Depreciation	7,712	7,837	-	2,687	8	18,244
Gross Profit (Loss)*	21,479	11,424	(100)	1,234	1,386	35,423
Interest Expense	2,267	4,326	-	541	336	7,470
Segment Profit (Loss)	19,212	7,098	(100)	693	1,050	27,953

*Information used by Chief Decision Makers; see “Management’s Discussion and Analysis of Financial Condition and Results of Operation- Non-GAAP Financial Measures.”

   The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
Profit or Loss:	2012	2011	2012	2011
Total Profit for Reportable Segments	$18,099	$27,953	$7,515	$10,551
Unallocated Amounts:
Administrative and General Expenses	(15,871)	(16,053)	(5,643)	(4,769)
Gain (Loss) on Sale/Purchase of Other Assets	4,463	-	(3)	-
Derivative Loss	(97)	(109)	(129)	(124)
Gain on Sale of Investment	66	181	-	67
Other Income from Vessel Financing	1,815	2,014	588	654
Investment Income	391	522	117	137
Foreign Exchange Gain (Loss)	771	(3,075)	(1,143)	(2,664)
Gain on Dry Bulk Transaction	-	18,844	-	-
Income Before Provision for
Income Taxes and Equity in Net Income (Loss) of Unconsolidated Entities	$9,637	$30,277	$1,302	$3,852

Note 3.  Unconsolidated Entities

See the table below for our portion of the results from our investments in unconsolidated entities:

Equity in Net Income of Unconsolidated Entities

Three Months	Oslo Bulk AS		Oslo Bulk Holding PTE Ltd 1		Other *		Total
Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	224	(946)	26	125	(166)	(31)	84	(852)

Nine Months	Oslo Bulk AS		Oslo Bulk Holding PTE Ltd 1		Other *		Total
Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	1,123	(1,202)	(213)	17	(245)	1,207	665	22

*In 2011, for all applicable periods, includes results from RTI Logistics (50% equity), Terminales Transgolfo (49% equity), HAV Shipmanagement (12.5% equity) and Dry Bulk Cape Holding (50% equity).  In 2012 includes results from Terminales Transgolfo only as the balance of the other unconsolidated entities have either been sold or consolidated with their parent.

1 Tony Bulkers formally changed its name to Oslo Bulk Holding, PTE Ltd in 2012.

These investments have been accounted for under the equity method and our portion of their earnings or losses is presented net of any applicable taxes on our condensed consolidated statements of income under the caption: "Equity in Net Income (Loss) of Unconsolidated Entities.”

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
Under Accounting Standards Codification (“ASC”) 805, a step up to fair value is required when an equity interest changes from a non-controlling interest to a controlling interest (step acquisition). Based on the step up from a 50% interest to a 100% interest in Dry Bulk, a gain of approximately $18.3 million was generated and was determined by taking the difference between the fair value of our previously held 50% interest less the book value of the previously held interest. This calculation is shown below:

                     (Amounts in thousands)
Fair Value of Previously Held 50% Interest	$32,700
Less: Book Value of Previously Held Interest	$(14,400)
Gain on Previously Held 50% Interest	$18,300

We also recognized a bargain purchase gain of $0.5 million with respect to the step up to fair value of the 50% interest we acquired, calculated as follows:

                (Amounts in thousands)

Fair Value of Net Assets Acquired	$69,000
Less: Fair Value of Purchase Consideration	$(35,800)
Less: Fair Value of Previously Held 50% Interest	$(32,700)
Bargain Purchase Gain	$500

We recorded substantially all of these above-described gains in the first quarter of 2011.

Previously, we accounted for our non-controlling interest in Dry Bulk under the equity method. We now include the financial results of Dry Bulk in our consolidated financial results.

Note 5.  Gain on Sale/Purchase of Other Assets
In March 2012, we sold two of our International Flag Pure Car Truck Carriers (“PCTC”) to Norwegian Car Carriers ASA.  As a result of this transaction, we received total gross proceeds of $73.9 million and realized a gain of $3.8 million. These proceeds were partially used to pay down approximately $36.1 million of debt.
Also included under this caption in our condensed consolidated statements of income is the recognition of deferred gains of approximately $239,000 and $430,000 related to the purchase of one US Flag PCTC vessel and one molten-sulphur carrier respectively.  See Note 17 (Out of Period Adjustments) for details related to the gain on the purchase of the PCTC vessel.  Details of the gain on the purchase of the molten-sulphur carrier are disclosed in Note 11 (Sale and Leaseback Transactions).  Both vessels were purchased as a result of early buy-outs of previous lease agreements.

Note 6. Income Taxes
We recorded a tax benefit of $120,000 on our $9.6 million of income before taxes and equity in net income (loss) of unconsolidated entities for the nine months ended September 30, 2012.  For the first nine months of 2011 our income tax provision was $531,000 on our $30.3 million of income before equity in net income (loss) of unconsolidated entities. Included in the nine months ended September 30, 2012 was a $400,000 decrease in our valuation allowance.  The required valuation allowance was reduced by this amount due to the recording of a $400,000 deferred tax liability attributable to differences between the book and tax opening balances of the assets of Frascati Shops, Inc., which we acquired in August 2012. See Note 20. These provision amounts represent our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime and foreign tax withholdings.  We established a valuation allowance against deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred tax assets generated primarily by NOL carryforwards and AMT credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on an annual basis. For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2011, including “Note G - Income Taxes” to the consolidated financial statements included therein.

Note 7. Changes in Accounting Estimate
Based on company policy, we review the reasonableness of the salvage values for our fleet every three years based on the most recent three year average price of scrap steel per metric ton. In the first quarter of 2012 we reviewed and adjusted the salvage values on eight of our vessels, based on the material change in the market value of scrap steel.  The adjustments resulted in increasing the salvage values and reducing our depreciation expense on these eight vessels by approximately $3.8 million annually.  This adjustment increased both our pre-tax and net income by $2,840,000, or $0.39 per share, for the nine months ended September 30, 2012.  Due to the company being in a valuation allowance position there was no impact on income taxes.

Note 8.  Earnings Per Share
We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects dilutive potential common shares, including shares issuable under restricted stock grants using the treasury stock method.
The calculation of basic and diluted earnings per share is as follows (Amounts in thousands except share data):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net Income – Basic:
	$1,782	$2,850	$10,422	$29,768
Net Income – Diluted:
	$1,782	$2,850	$10,422	$29,768
Denominator
Weighted Average Shares of Common Stock Outstanding:
Basic	7,203,860	7,140,752	7,192,818	7,128,810
Plus:
Effect of dilutive restrictive stock	17,041	49,330	16,068	36,488
Diluted	7,220,901	7,190,082	7,208,886	7,165,298

Basic and Diluted Earnings Per Common Share:
Net Income per share - Basic
	$.25	$0.40	$1.45	$4.18
Net Income per share – Diluted:
	$.25	$0.40	$1.45	$4.15

Note 9. Stockholders’ Equity
A summary of the changes in Stockholders’ equity for the nine months ended September 30, 2012 is as follows:

Stockholders'
(Amounts in thousands)	Equity
Balance December 31, 2011	$249,195
Net Income	10,422
Dividend Payments	(6,612)
Unrealized Foreign Currency Translation Gain	64
Unrealized Holding Gain on Marketable Securities	399
Net Change in Fair Value of Derivatives	(79)
Stock-based compensation expense (net of forfeited shares)	222

Balance September 30, 2012	$253,611

Stock Repurchase Program

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  In 2008, we repurchased 491,572 shares of our common stock for $11.5 million. Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5.2 million.  Unless and until the Board otherwise provides, this authorization will remain open indefinitely, or until we reach the approved 1,000,000 share limit.

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first nine months of 2012:
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2012– July 31, 2012	-	-	-	285,377
August 1, 2012 – August 31, 2012	-	-	-	285,377
September 1, 2012 – September 30, 2012	-	-	-	285,377

        Dividend Payments

During the nine months ended September 30, 2012, we paid cash dividends as follows:

(Amounts in Thousands Except per Share Data )			Total
		Per Share	Dividend
Record Date	Payment Date	Amount	Paid
February 15, 2012	March 1, 2012	$ 0.375	$ 2,690
May 16, 2012	June 1, 2012	$ 0.250	$ 1,801
August 16, 2012	September 4, 2012	$ 0.250	$ 1,801
$ 6,292

During this period, we paid an additional $314,000 in cash dividends related to unvested stock awards that accrued quarterly dividend payments.  Upon the vesting of these shares of restricted stock, these cash dividends were disbursed to the holders of those restricted shares. Additionally, in accordance with Section 2.1 of the 2011 Stock Incentive Plan, we accrued in the 3rd quarter of 2012 approximately $6,000 of dividend equivalents accumulated by the restricted stock units granted to certain employees in the second quarter of this year.

Note 10.  Stock Based Compensation
On January 18, 2012, our independent Directors received unrestricted stock awards of 5,712 shares from the 2011 Stock Incentive Plan (the plan”).  The Compensation Committee of the Board of Directors later approved an expansion of our stock-based compensation programs to include the grant of restricted stock units (“RSUs”) to certain key individuals.  On May 7, 2012, the Company granted 65,500 restricted stock units payable in shares of our common stock, $1.00 par value per share, to 10 key individuals.  The grants consisted of three tranches of RSUs – Time-Based RSUs, Absolute Performance-Based RSUs, and Relative Performance-Based RSUs.  If we attain certain performance targets, the 65,500 RSUs could result in us issuing up to 81,875 shares of our stock.  Our operating results, net income and net income before taxes for the periods set forth below include (i) the following amounts of compensation expenses associated with the above-described stock grants and RSUs and (ii) the related reductions in earnings per share:

	Nine Months Ended September 30,		Three Months ended September 30,
	2012	2011	2012	2011

Stock-Based Compensation
Expense	$ 881,000	$ 1,404,000	$ 337,000	$ 398,000

Related Reduction in
Earnings Per Share 1	$ (0.12)	$ (0.20)	$ (0.05)	$ (0.06)

1 Same for basic and diluted earnings per share

On February 1, 2012 and March 9, 2012, we retired 13,665 and 16,439 shares of common stock, respectively, in order to meet tax liabilities associated with the vesting of Restricted Stock held by our executive officers.

Stock Awards
For the nine months ended September 30, 2012, our net income reflected $390,000 of stock-based compensation expense charges, exclusive of expense related to the RSUs discussed below, which reduced both basic and diluted earnings per share by $0.06 per share.

For the three months ended September 30, 2012, the Company’s net income reflected $30,000 of stock-based compensation expense charges, exclusive of expense related to the RSUs discussed below, which did not have a material effect on both basic and diluted earnings per share.

A summary of the activity for stock awards during the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-vested –December 31, 2011	87,500	$22.91
Unrestricted Shares Granted	5,712	$21.01
Shares Vested	(93,212)	$22.79
Non-vested – September 30, 2012	-	-

Restricted Stock Units

For the nine months ended September 30, 2012, our net income included $491,000 of stock-based compensation expense charges, exclusive of the stock awards discussed above, which reduced both basic and diluted earnings per share by $0.07 per share. For the three months ended September 30, 2012, the Company’s net income included $307,000 of stock-based compensation expense charges, exclusive of the stock awards discussed above, which reduced both basic and diluted earnings per share by $0.04 per share. As these RSUs were first granted in the second quarter of 2012, net income for the three and the nine months ended September 30, 2011 did not include any RSU-related compensation expense charges.
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
Each of our Relative Performance-Based RSUs represent the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out in shares of our common stock based on how our total stockholder return for the three-year period (or the one-year period, for our top two executives) beginning January 1, 2012 compares relative to the total shareholder return of the companies comprising the Russell 2000 index for the same period or periods. Any shares due under these RSUs will be paid out in the fiscal year following the end of the applicable performance period.
In all cases, vesting is contingent upon continued employment with the company.

A summary of our  RSU activity and related information for the nine months ended September 30, 2012 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested –December 31, 2011	-	-
Restricted Stock Units Granted	65,500	$21.48
Shares Vested	-	-
Non-vested – September 30, 2012	65,500	$21.48

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
On June 15, 2012, we negotiated the early buy-out of the operating lease related to our molten-sulphur carrier which constitutes the sole vessel in our Contract of Affreightment segment. In 2007, we sold the vessel in a sale-leaseback transaction to ISC-Sulphur Holding, Inc. (a wholly-owned subsidiary of Capital One).  The 2007 sale-leaseback transaction generated a gain of approximately $1.4 million which we deferred and have been recognizing ratably over the 10-year life of the lease.  Our negotiation of the early buy-out resulted in us recording in the second quarter of 2012 a net gain of $430,000.  This was caused by accelerating the remaining $710,000 of unrecognized gain from the 2007 sale-leaseback, partially offset by the remaining $280,000 of unamortized deferred charges incurred in connection with the establishment of the operating lease.  This gain has been recognized in our condensed consolidated statements of income under the caption “Gain on Sale/Purchase of Other Assets”.

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

Fair value measurements require the use of valuation techniques that are consistent with one or more of the following: the market approach, the income approach or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. The fair value of our interest rate swap agreements is based upon the approximate amounts required to settle the contracts.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. In that regard, ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

▪	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

▪
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

▪
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes certain of our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2012, segregated by the above-described levels of valuation inputs:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$13,382	$-	$-	$13,382
Derivative assets	$-	$172	$-	$172
Derivative liabilities	$-	$(8,467)	$-	$(8,467)
Vessels (1)	$-	$37,070	$-	$37,070

(1) Represents the appraised fair value of our Rail-Ferry vessels after the impairment charge taken in the third quarter of 2010. The valuation technique used was a weighted average of the cost, comparable sales and income approaches. The carrying value of the Rail-Ferry vessels ($32.5 million as of September 30, 2012) no longer equals the fair value.
The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at September 30, 2012 and December 31, 2011.  We estimated the fair value of our variable rate long-term debt at September 30, 2012, including current maturities, to equal the carrying value due to the variable rate nature of the debt as well as to the underlying value of the collateral. Credit risk has also been considered and has been determined to not be a material factor.

Note 13.  Marketable Securities
We have categorized all marketable securities as available-for-sale securities. Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  We determined that none of our securities were impaired as of September 30, 2012.
The following table includes cost and valuation information on our marketable securities at September 30, 2012:
(Amounts In Thousands)	Fair Value	AOCI**	Fair Value
	at	Unrealized	at
Securities Available for Sale	12/31/2011	Holding Gain	09/30/2012

Bonds*	$8,810	$275	$9,085
Mutual Funds	4,173	124	4,297
Total	$12,983	$399	$13,382

* Various maturity dates from December 2014 – January 2017. Includes $178,000 of Other Liquid Assets.
** Accumulated Other Comprehensive Income

Note 14.  Derivative Instruments
We use derivative instruments to manage certain foreign currency and interest rate risk exposures. We do not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of our derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and the occurrence of certain transactions.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which is $8.4 million in the aggregate for all of our contracts, with $261,000 of posted collateral as of September 30, 2012.  The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss, net of taxes was $8.7 million as of September 30, 2012 and $8.6 million as of December 31, 2011.
The notional and fair value amounts of our derivative instruments as of September 30, 2012 were as follows:

(Amounts in thousands)		Asset Derivatives		Liability Derivatives

	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Amount	Location		Location
Interest Rate Swaps - S/T	$35,583	N/A	-	Current Liabilities	$(634)
Interest Rate Swaps - L/T*	$83,174	N/A	N/A	Other Liabilities	$(7,799)
Foreign Exchange Contracts	$3,644	Other Current Assets	$172	N/A	N/A
Foreign Exchange Contracts	$1,125	N/A		Current Liabilities	$(34)
Total Derivatives Designated as Hedging Instruments	$123,526	-	$172	-	$(8,467)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.  The notional amount under this contract is $69,840,455 (based on a Yen to USD exchange rate of 77.93 as of September 30, 2012). With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $129,000 loss for the quarter ended September 30, 2012 and this amount was reflected in earnings.

In July of 2011, Oslo Bulk, an entity in which we hold a 25% ownership interest and account for under the equity method, entered into an interest rate swap agreement to mitigate its exposure to fluctuating interest rates.  We were unsuccessful in obtaining adequate documentation and reaching a conclusion on the effectiveness of the swap prior to filing both our Annual Report on Form 10-K for the year ended December 31, 2011 and Form 10-Q for the first quarter of 2012.  Therefore, we accounted for the swap as if it were ineffective, recognizing the losses incurred in earnings under the caption “Equity in Net (Loss) Income of Unconsolidated Entities.”

Oslo Bulk’s 2011 financial statement audit was completed in the second quarter of 2012 and their auditors concluded that the swap did, in fact, meet all of the criteria for hedge accounting at its inception.  As a result of this information, we corrected the prior year ineffectiveness of approximately $674,000 during the three months ended June 30, 2012.  See Note 17 (Out of Period Adjustments) for further details. The swap was properly accounted for in the three months ended September 30, 2012.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statements of income for the nine months ended September 30, 2012 was as follows:
(Amounts in thousands)	Net Gain / (Loss) Recognized in Other Comprehensive Income	Location of Gain (Loss) Reclassified from AOCI to Income	(Loss) Reclassified from AOCI to Income	(Loss) Recognized in Income from Ineffective portion
	2012		2012	2012
Interest Rate Swaps	$(84)	Interest Expense	$(853)	$(97)
Foreign Exchange contracts	$5	Voyage Expenses	$(43)	$-
Total	$(79)	-	$(896)	$(97)

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

As of September 30, 2012, we had the following swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount		Swap Rate	Type
11/30/05	11/30/12		$11,795,000	5.17%	Fixed
3/31/08	9/30/13		$7,929,333	3.46%	Fixed
9/30/10	9/30/13		$7,929,333	2.69%	Fixed
9/30/10	9/30/13		$7,929,333	2.45%	Fixed
9/26/05	9/28/15		$6,666,667	4.41%	Fixed
9/26/05	9/28/15		$6,666,667	4.41%	Fixed
3/15/09	9/15/20	$	*69,840,455	2.065%	Fixed
Total:			$118,756,788
                                             *Notional amount converted from Yen at September 30, 2012 at a Yen to USD exchange rate of 77.93

Foreign Exchange Rate Risk.
    We have entered into foreign exchange contracts to hedge certain firm foreign currency purchase commitments.  In 2011, we entered into three forward purchase contracts which expire in 2012. The first was for Mexican Pesos for $1,200,000 U.S. Dollar equivalents at an exchange rate of 12.4717, the second was for Mexican Pesos for $450,000 U.S. Dollar equivalents at an exchange rate of 13.036 and the third was for Mexican Pesos for $750,000 U.S. Dollar equivalents at an exchange rate of 14.0292. In 2012, we entered into three forward purchase contracts which expire in 2013. The first was for Mexican Pesos for $750,000 U.S. Dollar equivalents at an exchange rate of 13.7787, the second was for Mexican Pesos for $250,000 U.S. Dollar equivalents at an exchange rate of 14.2939 and the third was for Mexican Pesos for $700,000 U.S. Dollar equivalents at an exchange rate of 14.5700.  Our Mexican Peso foreign exchange contracts represent 61.3% of our projected Peso exposure.
    In May 2012, we entered into a forward purchase contract which expires in 2012. The contract was for Indonesian Rupiah for $2,100,000 U.S. Dollar equivalents at an exchange rate of 9315.  Our Indonesian Rupiah foreign exchange contracts represent approximately 66% of our projected Rupiah exposure.
    In August, 2012 we entered into a forward purchase contract which expires in 2012. The contract was for Japanese Yen for $1,569,024 U.S. Dollar equivalents at an exchange rate of 79.03. Our Japanese Yen foreign exchange contract represent approximately 3.27% of our projected Yen exposure.

The following table summarizes the notional value of these contracts:

Transaction Date	Type of Currency	Transaction Amount in Dollars	Fair Value of Contracts - Asset (Liability)	Effective Date	Expiration Date
August 2011	Peso	$225,000	$(3,504)	September 2011	December 2012
September 2011	Peso	$225,000	2,918	July 2012	December 2012
September 2011	Peso	$150,000	15,396	October 2011	December 2012
May 2012	Peso	$750,000	40,434	January 2013	May 2013
May 2012	Peso	$250,000	23,330	January 2013	May 2013
May 2012	Peso	$700,000	66,330	June 2013	December 2013
May 2012	Rupiah	$900,000	(30,177)	July 2012	December 2012
August 2012	Yen	$1,569,024	23,414	August 2012	December 2012
		$4,769,024	$138,141

Note 15.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended September 30, 2012 and 2011:

	Pension Plan		Postretirement Benefits
( Amounts in Thousands)	Three Months Ended September 30,		Three Months Ended September 30,
Components of net periodic benefit cost:	2012	2011	2012	2011
Service cost	$164	$135	$13	$(2)
Interest cost	357	380	130	140
Expected return on plan assets	(497)	(479)	-	-
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of Net Loss	192	107	71	52
Net periodic benefit cost	$215	$142	$211	$187

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the nine months ended September 30, 2012 and 2011:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:	2012	2011	2012	2011
Service cost	$492	$407	$39	$42
Interest cost	1,071	1,116	390	426
Expected return on plan assets	(1,491)	(1,429)	-	-
Amortization of prior service cost	(3)	(3)	(9)	(9)
Amortization of Net (Gain)/Loss	576	274	213	162
Net periodic benefit cost	$645	$365	$633	$621

We contributed $1,600,000 to our pension plan for the nine months ended September 30, 2012, We do not anticipate making any additional contributions for the remainder of 2012.

Note 16. Long-Term Debt
Long-term debt consisted of the following on the dates set forth below:
(in thousands)		Interest Rate			Total Principal Due
		September 30,	December 31,	Maturity	September 30,	December 31,
Description		2012	2011	Date	2012	2011
Secured:
Notes Payable – Variable Rate		1.3673%	1.5738%	2015	$ 13,333	$ 15,333
Notes Payable – Variable Rate	(4)	0.0000%	0.0000%	2012	11,795	12,845
Notes Payable – Variable Rate	(3)	1.7106%	1.8293%	2013	12,375	29,389
Notes Payable – Variable Rate	(1)	2.8788%	3.0632%	2018	19,755	22,332
Notes Payable – Variable Rate	(3)	N/A	3.2702%	2014	-	13,318
Notes Payable – Variable Rate	(3)	1.1000%	1.0957%	2020	47,939	60,808
Notes Payable – Variable Rate	(3)	N/A	3.0600%	2017	-	41,656
Notes Payable – Variable Rate		2.95-2.96%	2.88-2.92%	2018	49,680	52,440
Notes Payable– Variable Rate	(3)	N/A	3.2458%	2018	-	24,162
Notes Payable – Variable Rate		2.5805%	2.6440%	2017	14,182	15,675
Notes Payable – Variable Rate		3.1306%	3.2458%	2018	16,330	18,460
Notes Payable – Variable Rate	(1)	2.9521%	3.0000%	2018	18,222	6,175
Unsecured Line of Credit	(2)	3.9805%	4.0349%	2013	10,000	9,500
					213,611	322,093
		Less Current Maturities			(27,951)	(36,079)
					$ 185,660	$ 286,014

(1) We entered into a variable rate financing agreement with ING Bank N.V., London branch on June 20, 2011 for a seven year facility to finance the acquisition of a Cape Size vessel and a Handymax Bulk Carrier Newbuilding, both of which we acquired a 100% interest in as a result of our acquisition of Dry Bulk.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches:  Tranche A, fully drawn on June 20, 2011 in the amount of $24.2 million, and Tranche B, providing up to $23.3 million of additional credit.  Under Tranche B, we drew $6.1 million in November 2011 and $12.7 million on January 24, 2012.
(2) In March, 2012, we amended our unsecured line of credit to extend the expiration date until April, 2014.  At December 31, 2011, we had $9.5 million drawn and during the first quarter of 2012, an additional $18.5 million was drawn.  We repaid the entire $28 million by March 31, 2012.  During the second quarter of 2012, we drew $10 million.  This $10 million was repaid in July of 2012.  During the third quarter of 2012, we drew an additional $10 million, which left $10 million outstanding at September 30, 2012. Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of the facility.
(3)  In the first quarter of 2012, we used proceeds from the sale of capital assets to pay off three loans in full and two loans in part, including approximately $10 million of the Japanese Yen facility.
(4) This facility was priced using 30 Day LIBOR as the interest rate less a margin of .50%.  As 30 Day LIBOR has been consistently below .50% for the last several years, the "all-in" interest rate is
0.00%

As of September 30, 2012, we were in compliance with all financial covenants related to our debt obligations, and we believe that we will continue to meet such covenants in the near future.

Note 17.  Out of Period Adjustments
In July of 2011, Oslo Bulk AS (“Oslo”), an entity in which we hold a 25% equity interest and account for under the equity method, entered into an interest rate swap to reduce its exposure to variable interest rates on its outstanding debt.  We incorrectly accounted for the derivative by reporting our 25% share of the change in fair value of the derivative in the condensed consolidated statements of income under the caption “Equity in Net (Loss) Income of Unconsolidated Entities” from inception of the swap to December 31, 2011, rather than accounting for the change in fair value as a component of comprehensive income.  The change in fair value recorded in the third and fourth quarters of 2011 resulted in an aggregate loss of approximately $674,000.  As a result of this error, we recorded an out of period (“OOP”) adjustment during the three months ended June 30, 2012 to correct the $674,000 aggregate loss that was previously recorded in 2011, and $42,000 that was previously recorded in the first quarter of 2012.  The correction of these amounts was recorded in "Other Comprehensive Income".  We also recorded a $324,000 negative OOP adjustment related to net charter revenues that were not previously recorded on a straight-line basis in prior periods from 1999 to 2011, and a $239,000 positive OOP adjustment related to the termination of a lease on one of our PCTC vessels in the third quarter of 2011.  The net impact of these OOP adjustments was an $85,000 decrease to pre-tax income and a $631,000 increase to net income.  We evaluated the impact of the OOP adjustments on the results of our previously issued financial statements for each of the periods affected and concluded that the impact was not material.    We also evaluated the impact of correcting the cumulative effect of the OOP adjustments in the current year and concluded that the impact is not material to our projected results for 2012.  Accordingly, a net adjustment of $631,000 was recorded to correct the OOP errors in the three month period ended June 30, 2012.

Note 18.  Balance Sheet Reclassification
In the 3rd quarter of 2012, we modified the presentation of our deferred revenues from non-current liabilities to current liabilities.  As a result, we have revised the balance sheet presentation of approximately $2.2 million as of December 31, 2011.  This revision from “Other” in the non-current section of our balance sheet to “Accounts Payable and Accrued Liabilities” in the current section our balance sheet has no effect on total assets, liabilities, or equity and is immaterial to the balance sheets of all periods presented.

Note 19.  New Accounting Pronouncements
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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 became effective for International Shipholding Corporation for the quarters beginning on December 15, 2011. The adoption of ASU 2011-05 did not have a material effect on our operating results or financial position, and have applied these new requirements in the first quarter of 2012.

Note 20. Frascati Shops, Inc. and Tower, LLC Acquisition

On August 6, 2012, (“the acquisition date”) we acquired the common stock and membership interest of Frascati Shops, Inc. (“FSI”) and Tower LLC, (“Tower”), respectively.  FSI and Tower (collectively, the “Acquired Companies”) own and operate a certified rail-car repair facility near the port of Mobile, Alabama.  Both will continue to be used to service and repair rail-cars from third party customers as well as rail-cars that are transported via our Rail-Ferry vessels.  Our acquisition of the Acquired Companies enables us to (i) lower our Rail-Ferry Service maintenance and operating costs, (ii) increase the revenues of our Rail Services operations and (iii) deepen our existing customer relationships.

The total consideration of approximately $4.5 million consisted of a $623,000 cash payment, the assumption of $3.5 million in debt, and $383,000 in miscellaneous payables.  As of September 30, 2012, we discharged all debt and substantially all known accounts payable assumed in the acquisition.  Acquisition expenses of approximately $40,000 related to legal fees incurred in due diligence have been included under the caption “Administrative and General Expenses” in our Condensed Consolidated Statement of Income.

The transaction has been accounted for as a business combination using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  While most assets and liabilities were measured at fair value, a single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Our judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

The following is a tabular summary of the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Description	Amount Recognized as of Acquisition Date (Dollars in Thousands)
Working Capital including Cash Acquired	$18
Inventory	231
Property, Plant, & Equipment	3,411
Identifiable Intangible Assets	490
Total Assets Acquired	4,150
Miscellaneous Accounts Payable	(383)
Long-term Debt	(3,490)
Deferred Tax Liability	(400)
Total Liabilities Assumed	(4,273)
Net Liabilities Assumed	(123)
Total Consideration Transferred	(623)
Goodwill*	$746
* Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Our above-described goodwill will not be amortized nor do we expect it to be deductible for tax purposes.  Specifically, the goodwill recorded as part of the acquisition of FSI and Tower includes the following:

•	the expected synergies and other benefits that we believe will result from combining the operations of FSI and Tower with our existing Rail-Ferry operations.

•	any intangible assets that do not qualify for separate recognition, including an assembled workforce of the acquired companies, and

•	the anticipated higher rate of return of FSI and Tower’s existing businesses as going concerns compared to the anticipated rate of return if we had acquired all of the net assets separately.

Note 21.  Subsequent Events
$30 Million Credit Facility
On October 2, 2012, we entered into a commitment letter to receive a term loan from Capital One N.A. for up to $30 million.  We intend to use the proceeds of this facility to partially fund our pending acquisition of U. S. United Ocean Services, LLC and its membership interest from United Maritime Group, LLC.  Interest and principal will be payable monthly in arrears based on a five (5) year straight line amortization schedule.  Receipt of funding under this term loan is subject to various closing conditions, including the preparation, execution and delivery of definitive loan documents.

UOS Purchase Agreement
On October 9, 2012, we entered into a definitive agreement (the “Purchase Agreement”) with United Maritime Group, LLC (“UMG”) to acquire a 100% ownership interest in U.S. United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of UMG. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, UMG agreed to sell to us all of the issued and outstanding limited liability company interests of UOS for an aggregate purchase price of approximately $111 million cash. The purchase price is subject to certain adjustments set forth in the Purchase Agreement and related transaction documents.  We expect the transaction to close in the fourth quarter of 2012, subject to receipt of applicable regulatory clearances and satisfaction or waiver of other customary closing conditions.

PCTC Sale/Leaseback Firm Commitment
On October 19, 2012, we entered into a commitment letter with CapitalSource Bank to effect a Sale/Leaseback transaction on one of our U.S. Flag PCTCs operating in our “Time Charter Contracts-U.S. Flag” Segment.  The operational activities of this vessel will be unaffected by this transaction.  Receipt of sales proceeds under this transaction is subject to various closing conditions, including the preparation, execution and delivery of definitive transaction documents.

PCTC Sale/Acquisition
On October 22, 2012, we completed the sale of one of our 1994 built U.S. Flag PCTCs operating in our “Time Charter Contracts-U.S. Flag” Segment.  We received a 1999-built International Flag PCTC in exchange for a 1994-built US Flag PCTC and $3.5 million in cash. Promptly after this swap we reflagged the vessel as a U.S Flag vessel and deployed it in our “Time Charter Contracts-U.S. Flag” Segment under a charter through 2019.

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
Important factors that could cause our actual results to differ materially from our expectations include our ability to:
•
maximize the usage of our newly-purchased and incumbent vessels and other assets on favorable economic terms, including our ability to (i) renew our time charters and contracts when they expire, (ii) maximize our carriage of supplemental cargoes and (iii) increase the usage of our dry bulk fleet if and when market conditions improve;

•	consummate our pending acquisition of UOS, including receiving financing and all required regulatory approvals or clearances and satisfaction or waiver of other customary closing conditions;
•	timely and successfully respond to competitive or technological changes affecting our markets;
•	effectively handle our leverage by servicing and complying with each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others;
•
secure financing on satisfactory terms to repay existing debt or support operations, including to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers;

•	successfully retain and hire key personnel, and successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;
•	continue to pay a quarterly dividend, which may be affected by changes, among other things, in our cash requirements, spending plans, business strategies, cash flows or financial position;
•	procure adequate insurance coverage on acceptable terms; and
•	manage the amount and rate of growth of our operating, capital, administrative and general expenses.

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:
•	changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular;
•	industry-wide changes in cargo freight rates, charter rates, vessel design, vessel utilization or vessel valuations, or in charter hire, fuel or other operating expenses;
•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate;
•
the possibility that the anticipated benefits from the UOS acquisition cannot be fully realized or may take longer to realize than expected or the possibility that costs or difficulties related to the acquisition will be greater than expected;

•	political events in the United States and abroad, including terrorism, piracy and trade restrictions, and the response of the U.S. and other nations to those events;
•	election results and the appropriation of funds by the U.S. Congress;
•	changes in laws and regulations, including those related to government assistance programs, inspection programs and trade controls;
•	unexpected out-of-service days on our vessels whether due to unplanned maintenance, natural disasters, piracy or other causes;
•	our continued access to credit on favorable terms
•	the ability of customers to fulfill their obligations with us;
•	the performance of our unconsolidated subsidiaries;
•
the impact on our financial statements of nonrecurring accounting charges that may result from, among other things,  our ongoing evaluation of business strategies, asset valuations, and organizational structures;

•	the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; and
•
the effects of more general factors such as changes in interest rates, in tax laws or rates, in accounting policies or practices, in foreign currency exchange rates, in medical or pension costs, or in general market, labor or economic conditions.

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

Overview of Third Quarter 2012

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

Overview
On October 9, 2012 we entered into a definitive agreement with United Maritime Group, LLC (“UMG”) to acquire a 100% interest in U.S. United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of UMG for an aggregate purchase price of approximately $111 million, subject to certain adjustments.
Founded in 1959, UOS provides marine transportation services for dry bulk and break-bulk commodities primarily in the United States. Currently, UOS derives most of its revenues under contracts with Tampa Electric and The Mosaic Company that run through 2014 and 2017, respectively. Both of these customers have maintained longstanding relationships with UOS that have spanned several decades.
We believe that this acquisition will provide us with increased scale and a more diverse product offering within the U.S. Flag Jones Act dry bulk transportation market, where we maintain a strong position, and will further strengthen our growth strategy of acquiring assets to fill niche market needs, expanding contracted revenues and broadening customer relationships.
For additional information on the acquisition, see our Current Report on Form 8-K filed October 11, 2012, Note 21 (Subsequent Events) and “Liquidity and Capital Resources” towards the end of Management’s Discussion and Analysis.
Overall, revenues decreased from $67.1 million in the third quarter of 2011 to $61.2 million in the third quarter of 2012. For the same periods, our fixed revenues decreased from $42.6 million to $33.7 million while our variable revenues increased from $24.5 million to $27.5 million.  The primary reasons for the decrease in fixed revenues were (i) the termination in February 2012 of our contracts to operate three vessels on behalf of the U.S. Military Sealift Command (“MSC”), (ii) our sale of two PCTC vessels in the first quarter of 2012 and (iii) an increase of off-hire days (13 planned and 9 unplanned). The increase in variable revenues was due to higher supplemental cargoes, partially offset by lower cargo volumes in our Rail-Ferry Service operations which were impacted by a bridge outage near our terminal in Mexico.
In mid-September 2012, the MSC terminated the contract which employed our ice-strengthened 2000-built multi-purpose vessel and redelivered the vessel. Annual revenues under this terminated contract were estimated to be approximately $8.5 million. We are currently evaluating our options for re-employment of this vessel.

Consolidated Financial Performance – Third Quarter 2012 vs. Third Quarter 2011

Overall net income decreased from $2.9 million in the third quarter of 2011 to $1.8 million in the third quarter of 2012. The decrease in our results was primarily driven by the aforementioned drop in our fixed revenues and  higher overhead cost,  partially offset by improved results from our 25% interest in ten mini-bulkers. Included in our results were non-cash foreign exchange losses of $1.1 million and $2.7 million in the third quarter of 2012 and the third quarter of 2011, respectively. Other items of note include:
▪	Decrease in our consolidated gross voyage profit of $3.7 million.
▪	Higher overhead cost due to fees associated with our pending UOS acquisition.
▪	Higher overhead costs due to the “catch-up” bonus accrual.
▪	Lower interest cost due to early debt repayment on loans associated with two International Flagged PCTC vessels which were sold in the first quarter of 2012.

Segment Performance – Third Quarter 2012 vs. Third Quarter 2011

Time Charter Contracts – U.S. Flag
▪	Decrease in gross profits of $1.3 million.
▪	Increase in variable revenues due to an increase in supplemental cargoes carried.
▪	Decrease in MSC revenues primarily due to the termination of agreements in early 2012 which employed three roll-on roll-off vessels.
▪	Lower revenues on our PCTC vessels due to an increase in both planned and unplanned off-hire days.

Time Charter Contracts – International Flag
▪	Decrease in gross profits of $2.9 million.
▪	Sale of two PCTC vessels in the first quarter of 2012 which were in-service the third quarter of 2011.
▪	Lower spot charter rates on our handymax and handy-size bulk carriers.

Contract of Affreightment (“COA”)
▪	Increase in gross profits of approximately $900,000 driven by reductions in operating costs.
Rail-Ferry Service
▪	Decrease in gross profits of $340,000 due to lower cargo volumes associated with the bridge outage in Mexico.

Statement of Financial Position
▪	Total cash and marketable securities of $26.1 million.
▪	Cash generated from operations of $13.3 million.

Overview of Fleet
As of September 30, 2012, our fleet consisted of 37 vessels, 17 of which are 100% owned directly through our wholly-owned subsidiaries.  Of these 17 vessels, 14 are employed on fixed time charters, a long-term cargo contract and revenue sharing agreements.   On June 15, 2012, we purchased the Sulphur Enterprise, the sole vessel operating in our Contract of Affreightment segment. The remaining three vessels operate in the spot market.   In February 2012, the operating contracts for three vessels that we previously operated for the MSC expired. For additional information on our vessels, see our fleet statistics on the following page.
Our Time Charter segments, which are primarily serviced by our PCTC’s generally operating under medium to long-term contracts, provide us with fixed income streams and predictable cash flows, subject to revenues being impacted by the amount of our off-hire time. As of the date of this report, the average remaining firm contract charterhire period for our International Flag PCTC fleet and U.S. Flag PCTC fleet is approximately four months and three years, with provisions for extension at the option of the charterer.  In addition to contractually fixed income, we also earn from time to time supplemental income as a result of chartering our U.S. Flag PCTC’s back for the carriage of supplemental cargo when available.
Because of recent downturns in our revenues and the overall condition of the global economy, we test our long-lived assets quarterly to determine whether or not our projected cash flows exceed the vessel’s carrying amount. Based on this assessment, we believe that no impairment existed at September 30, 2012.

Fleet Statistics as of September 30, 2012(1)

	Vessel	Year Built	Business Segment(2)	ISH’s Interest in the Vessel	ISH’s Deployment of the Vessel(3)	Weight Carrying Capacity (LT)(4)

	PURE CAR/TRUCK CARRIERS
	Green Bay	2007	TC-US	Leased	Chartered through July 2014 with customer option through July 2020	18,090
	Green Cove(5)	1999	TC-US	Owned	Chartered through October 2019 with customer option through October 2021	16,178
	Green Lake(5)	1998	TC-US	Owned	Chartered through August 2014 with customer option through August 2019	22,799
	Green Point	1994	TC-US	Owned	Chartered through April 2014	14,930
	Green Ridge	1998	TC-US	Owned	Chartered through October 2015	21,523
	Green Dale	1999	TC-US	Owned	Chartered through September 2015 with customer option through September 2019	16,157
	CSAV Rio Geike	2010	TC-INT	Owned	Chartered through February 2013(6)	18,701
	ROLL-ON/ROLL-OFF VESSELS
	Bali Sea(7)	1995	RF	Owned	Spot Market	20,737
	Banda Sea(7)	1995	RF	Owned	Spot Market	20,664
	CONTAINER VESSELS
	Maersk Alabama	1998	TC-US	Bareboat Chartered	Chartered through September 2015	17,524
	Maersk California	1992	TC-US	Bareboat Chartered	Chartered through September 2015	25,375
	Marina Star 2(8)	1982	TC-INT	Operating Contract	Contracted through December 2014	13,193
	Marina Star 3(8)	1983	TC-INT	Operating Contract	Contracted through December 2014	13,193
	Territory Trader(8)	1991	TC-INT	Operating Contract	Contracted through December 2014	3,138
	MULTI-PURPOSE VESSELS
	Flores Sea(8)	2008	TC-INT	Operating Contract	Contracted through December 2014	11,151
	Sawu Sea(8)	2008	TC-INT	Operating Contract	Contracted through December 2014	11,184
	HANDYSIZE BULK CARRIERS(9)
	EGS Crest	2011	TC-INT	Owned	Deployed on a basis of both Spot Market and short-term Time Charter	35,914
	EGS Tide	2011	TC-INT	Owned	Deployed on a basis of both Spot Market and short-term Time Charter	35,916
	EGS Wave	2011	TC-INT	Owned	Deployed on a basis of both Spot Market and short-term Time Charter	35,921
	Hanze Groningen	2011	TC-INT	Time Chartered	Deployed on a basis of both Spot Market and short-term Time Charter	34,734
	Interlink Verity	2012	TC-INT	Time Chartered	Deployed on a basis of both Spot Market and short-term Time Charter	37,300
	MINI BULK CARRIERS(10)
	Oslo Bulk 1	2010	UE	Partially Owned	Deployed on a basis of both Spot Market and short-term Time Charter	8,000
	Oslo Bulk 2	2010	UE	Partially Owned	Deployed on a basis of both Spot Market and short-term Time Charter	8,000
	Oslo Bulk 3	2010	UE	Partially Owned	Deployed on a basis of both Spot Market and short-term Time Charter	8,000
	Oslo Bulk 4	2010	UE	Partially Owned	Deployed on a basis of both Spot Market and short-term Time Charter	8,000
	Oslo Bulk 5	2010	UE	Partially Owned	Deployed on a basis of both Spot Market and short-term Time Charter	8,000
	Oslo Bulk 6	2011	UE	Partially Owned	Deployed on a basis of both Spot Market and short-term Time Charter	8,000
	Oslo Bulk 7	2011	UE	Partially Owned	Deployed on a basis of both Spot Market and short-term Time Charter	8,000
	Oslo Bulk 8	2011	UE	Partially Owned	Deployed on a basis of both Spot Market and short-term Time Charter	8,000
	Oslo Bulk 9	2011	UE	Partially Owned	Deployed on a basis of both Spot Market and short-term Time Charter	8,000
	Oslo Bulk 10	2011	UE	Partially Owned	Deployed on a basis of both Spot Market and short-term Time Charter	8,000
	OTHER VESSELS
	Energy Enterprise (Belt Self-Unloading Bulk Carrier)	1983	TC-US	Owned	Time Chartered in domestic coastwise trade through May 2015	38,234
	Ocean Porpoise(8) (Tanker)	1996	TC-INT	Owned	Chartered through December 2014	13,193
	Sulphur Enterprise(5) (Molten Sulphur Carrier)	1994	COA	Owned	Deployed in domestic coastwise trade under a Contract of Affreightment through December 2013 with customer option through December 2024	27,241
	Bulk Australia(9) (Capesize Bulk Carrier)	2003	TC-INT	Owned	Chartered through January 2013 under a revenue sharing agreement	170,578
	Bulk Americas(9) (Handymax Bulk Carrier)	2012	TC-INT	Owned	Deployed on a basis of both Spot Market and short-term Time Charter	57,959
	Green Wave (Multi-Purpose Ice Strengthened Vessel)	2000	TC-US	Owned	Spot Market	17,381

(1)	The information concerning the Green Cove is provided as of the date of this report, and reflects the effect of the vessel swap transaction described under Note 21.

(2)	The following abbreviations represent our key business segments:
	Abbreviations	Segment
	TC-INT	Time Charter Contracts-International Flag
	TC-US	Time Charter Contracts-U.S. Flag
	COA	Contracts of Affreightment
	RF	Rail-Ferry Operations
	UE	Unconsolidated Entity

(3)
All references to customer options shall mean options that entitle our customer to extend the term of the contract solely at the customer’s discretion. All references to the “Spot Market” mean the vessel is currently deployed to provide services in the spot market, if and when available on terms acceptable to us.

(4)	The total weight carrying capacity of the 37 vessels listed above is 850,309 long tons.

(5)	See Note 20 for information about certain pending or completed transactions impacting the Green Cove, Green Lake and Sulphur Enterprise.

(6)
The customer did not declare the optional year extension when required on September 30, 2012, as per contract terms and conditions and has advised us that it does not intend to renew this charter upon its lapse in February 2013.  We are currently negotiating the terms of a charter with a new customer, and expect to enter into such replacement charter before February 2013.

(7)	Originally built in 1982 and converted in 1995.

(8)	Operating on behalf of customer.

(9)	Operating with other vessels pursuant to a revenue sharing agreement.

(10)	All of these vessels are managed by an affiliate of Oslo Bulk AS, of which we own a 25% beneficial interest.

Non-GAAP Financial Measures
           In connection with discussing the results of our various operating segments in this report, we refer to “gross profit,” a metric that management reviews to assist in monitoring and managing our business.  The following table provides a reconciliation of consolidated gross profit to operating income.

	Three Months Ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Revenues	$61,162	$67,087	$186,686	$201,382

Voyage Expenses	$45,394	$46,911	$143,246	$147,715
Vessel Depreciation	$6,100	$6,775	$18,180	$18,244
Other Depreciation	$9	$-	$9	$-

Gross Profit	$9,659	$13,401	$25,251	$35,423

Other Operating Expenses:
Administrative and General Expenses	$5,643	$4,769	$15,871	$16,053
Gain on Dry Bulk Transactions	$-	$-	$-	$(18,844)
(Loss) Gain on Sale/Purchase of Other Assets	$3	$-	$(4,463)	$-
Total Other Operating Expenses	$5,646	$4,769	$11,408	$(2,791)

Operating Income	$4,013	$8,632	$13,843	$38,214

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

(All Amounts in Thousands)	Three Months Ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011

Net Income	$1,782	$2,850	$10,422	$29,768
Foreign Exchange Loss (Gain)	1,143	2,664	(771)	3,075
Gain on Dry Bulk Transaction	-	-	-	(18,844)
(Loss) Gain on Sale/Purchase of Other Assets	3	-	(4,463)	-
Adjusted Net Income	$2,928	$5,514	$5,188	$13,999

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2012
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011
		Time Charter Contracts-International Flag
(Amounts in Thousands)	Time Charter Contracts- U.S. Flag		COA	Rail-Ferry Service	Other	Total
Three months ended September 30, 2012
Revenues from External Customers	$36,121	$12,400	$4,796	$7,513	$332	$61,162
Voyage Expenses	27,003	8,221	3,518	6,611	41	45,394
Gross Voyage Profit *	9,118	4,179	1,278	902	291	15,768
Gross Voyage Profit Percentage	25%	34%	27%	12%	88%	26%
Vessel Depreciation	2,301	2,789	304	715	-	6,109
Gross Profit *	$6,817	$1,390	$974	$187	$291	$9,659
Three months ended September 30, 2011
Revenues from External Customers	$38,069	14,609	$4,766	$9,121	$522	$67,087
Voyage Expenses	27,233	7,173	4,685	7,685	135	46,911
Gross Voyage Profit *	10,836	7,436	81	1,436	387	20,176
Gross Voyage Profit Percentage	28%	51%	2%	16%	74%	30%
Vessel Depreciation	2,707	3,151	-	915	2	6,775
Gross Profit *	$8,129	$4,285	$81	$521	$385	$13,401

*Information used by Chief Decision Makers; see “Non-GAAP Financial Measures.”

The following table shows the breakout of revenues by segment between fixed and variable for the three months ended September 30, 2012 and 2011, respectively:

Revenues 2011-2012 3rdQuarter
Thousands of Dollars
50000
45000
40000
35000
30000
25000
20000
15000
10000
5000
0
LEGEND
Variable Revenue
Fixed Revenue
2012
2011
2012
2011
2012
2011
2012
2011
2012
2011
TC - U.S. Flag
TC - Internatio nal Flag
COA
Rail-Ferry
Other

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage analysis below:

 Time Charter Contracts-U.S. Flag:  Revenues decreased from $38.1 million in the third quarter of 2011 to $36.1 million in the third quarter of 2012, and the segment’s gross profit decreased from $8.1 million in the third quarter of 2011 to $6.8 million in the third quarter of 2012. This decrease in gross profit is largely due to the termination of three MSC operating contracts in early 2012, partially offset by improvements in supplemental cargo volumes.  In January of 2012, we were notified that we would not be awarded operating contract renewals. All three vessels’ operating contracts were terminated in February 2012. Our U.S. Flag Time Charter Contracts segment historically reflected the results of the three MSC operating contracts. Our fixed contract revenues of $21.5 million and $27.1 million in the third quarter of 2012 and 2011, respectively, represent revenues derived from our fixed time charter contracts, and our variable revenues of $14.1 million and $11.0 million for the same periods in 2012 and 2011, respectively, represent revenues derived from our supplemental cargoes.

Time Charter Contracts-International Flag:  Revenues decreased from $14.6 million in the third quarter of 2011 to $12.4 million in the third quarter of 2012 and gross profit for this segment decreased from $4.2 million in the third quarter of 2011 to $1.4 million in the third quarter of 2012. The decrease in revenues and gross profit is attributable to the sale of two of our PCTC vessels in March, 2012, as well as lower cargo freight rates and time charter rates for our dry bulk vessels.  Our fixed revenues of $7.4 million and $11.0 million in the third quarter of 2012 and third quarter of 2011, respectively, represent our revenues from fixed Time Charter contracts.  Our variable revenues of $5.0 million in the third quarter of 2012 represent revenues earned by our three Handy-Size Bulk Carriers, two chartered-in Handy-Size Bulk Carriers, and one Handymax Bulk Carrier, all of which operate under revenue sharing agreements. Our variable revenues of $3.7 million in the third quarter of 2011 represent voyages on our three Handy-Size Bulk Carriers which operate under a revenue sharing agreement which commenced in January 2011.

Contracts of Affreightment:  Revenues for this segment remained flat at $4.8 million in the third quarter of 2012 relative to the third quarter of 2011.  Our gross profit increased from $81,000 in the third quarter of 2011 to $974,000 in the third quarter of 2012 due to reduced vessel operating costs.  Much of this is attributable to the early buy-out of the operating lease in June of 2012.

Rail-Ferry Service: Revenues for this segment decreased from $9.1 million in the third quarter of 2011 to $7.5 million in the third quarter of 2012; gross profit decreased from $521,000 in the third quarter of 2011 to $187,000 in the third quarter of 2012 due to fewer voyages and a bridge outage near our terminal in Mexico that curtailed our operations for several weeks. Included in the results of our Rail-Ferry Service are the revenue and gross profit from the FSI rail-car repair facility of $299,000 and $47,000 respectively for the period. See Note 20.

Other:  Revenue for this segment decreased from $522,000 in the third quarter of 2011 to $332,000 in the third quarter of 2012 due to lower chartering brokerage income.

Administrative and General Expense
Administrative and general expenses increased from $4.8 million in the third quarter of 2011 to $5.6 million in the third quarter of 2012.  The following table shows the significant components of administrative and general expenses for the third quarter of 2012 and 2011, respectively. Wages and Benefits reflect higher expenses due to the performance bonus accrual and severance payments to former employees terminated in connection with the loss of the MSC contracts, partially offset by wage savings in their absence. Professional services reflect costs associated with the acquisition of FSI and fees related to the pending acquisition of UOS.
The following table shows the significant components of administrative and general expenses for the third quarter of 2012 and 2011, respectively:

A&G Account	2012	2011	Variance
(Amounts in Thousands)
Wages and Benefits	$3,088	$2,745	$(343)
Executive Stock Compensation	337	398	61
Office Building Expenses	349	304	(45)
Professional Services	737	481	(256)
Hardware, Software and Other	1,132	841	(291)
TOTAL:	$5,643	$4,769	$(874)

Other Income and Expense
Interest Expense was $2.1 million and $2.9 million in the third quarters of 2012 and 2011, respectively. Increases in indebtedness due to new financings in late 2011 and the first quarter of 2012 were offset by a decrease in capitalized interest in 2012 after the delivery of our Handymax Bulk Carrier newbuilding in January 2012 and debt retired using the proceeds from the sale of our two international flag PCTC vessels.
Derivative Loss of $129,000 and $124,000 in the third quarters of 2012 and 2011, respectively, represents the ineffectiveness of a portion of a derivative contract and the related mark-to-market adjustment associated with this portion of the derivative. See Note 14.
Other income from vessel financing decreased to $588,000 from $654,000 in the third quarters of 2012 and 2011, respectively, driven by a lower principal balance upon which interest is earned on a note receivable issued to us in connection with our sale of vessels to an Indonesian company in the third quarter of 2009.
Foreign Exchange Loss of $1.1 million in the third quarter of 2012, as compared to a loss of $2.7 million in the third quarter of 2011, is associated with the financing of our International Flag PCTC vessels. The reduction in loss is related to the revaluation of our Yen-denominated loan due to a strengthening of the value of the Yen since the end the second quarter of 2012.  The exchange loss was based on a change in the exchange rate of 79.81 Yen to 1 USD at June 30, 2012 compared to 77.93 Yen to 1 USD at September 30, 2012.

Income Taxes
We recorded a tax benefit of $396,000 on our $1.3 million of income before taxes and equity in net income from unconsolidated entities for the three months ended September 30, 2012.  For the three months ended September 30, 2011 we recorded a provision of $150,000 on our $3.9 million of income before taxes and equity in net income of unconsolidated entities. Included in the three months ended September 30, 2012 was a $400,000 decrease in our valuation allowance.  The required valuation allowance was reduced by this amount due to the recording of a $400,000 deferred tax liability attributable to differences between the book and tax opening balances of the assets of Frascati Shops, Inc., which we acquired in August 2012. See Note 20. These provision amounts include the impact of our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  We established a valuation allowance against our deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of our deferred tax assets generated primarily by NOL carryforwards and AMT credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on an annual basis. For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2011, including “Note G - Income Taxes” to the consolidated financial statements found therein.

Equity in Net (Loss) Income of Unconsolidated Entities
Equity in net (loss) income from unconsolidated entities, net of taxes, increased from a loss of $852,000 in the third quarter of 2011 to income of $84,000 in the third quarter of 2012, driven primarily by the improved results of Oslo Bulk AS.  See Note 3 for additional information.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2012
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011
		Time Charter Contracts-International Flag
(Amounts in Thousands)	Time Charter Contracts- U.S. Flag		COA	Rail-Ferry Service	Other	Total
Nine Months Ended September 30, 2012
Revenues from External Customers	$109,638	$37,626	$12,397	$26,108	$917	$186,686
Voyage Expenses (Income)	85,965	22,608	11,828	22,983	(138)	143,246
Gross Voyage Profit *	23,673	15,018	569	3,125	1,055	43,440
Gross Voyage Profit Percentage	22%	40%	5%	12%	115%	23%
Vessel Depreciation	7,174	8,582	304	2,129	-	18,189
Gross Profit (Loss) *	$16,499	$6,436	$265	$996	$1,055	$25,251
Nine Months Ended September 30, 2011
Revenues from External Customers	$116,381	$41,777	$13,497	$27,894	1,833	$201,382
Voyage Expenses	87,190	22,516	13,597	23,973	439	147,715
Gross Voyage Profit *	29,191	19,261	(100)	3,921	1,394	53,667
Gross Voyage Profit Percentage	25%	46%	(-1)%	14%	76%	27%
Vessel Depreciation	7,712	7,837	-	2,687	8	18,244
Gross Profit *	$21,479	$11,424	$(100)	$1,234	$1,386	$35,423

*Information used by Chief Decision Makers; see “Non-GAAP Financial Measures.”

The following table shows the breakout of revenues by segment between fixed and variable for the first nine months of 2012 and 2011, respectively:

Revenues 2011-2012 Year to Date
LEGEND
Variable Revenue
Fixed Revenue
Thousands of Dollars
140000
120000
100000
80000
60000
40000
20000
0
2012
2011
2012
2011
2012
2011
2012
2011
2012
2011
TC - U.S. Flag
TC - Internatio nal Flag
COA
Rail-Ferry
Other

The changes in revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below:
Time Charter Contracts-U.S. Flag:  Revenues decreased from $116.4 million in the first nine months of 2011 to $109.6 million in the first nine months of 2012, and the segment’s gross profit decreased from $21.5 million in the first nine months of 2011 to $16.5 million in the first nine months of 2012. This decrease in gross profit is primarily attributable to higher operating cost and the above-described termination of three MSC contracts in early 2012. Our fixed contract revenues of $69.5 million and $81.0 million in the first nine months of 2012 and 2011, respectively, represent revenues derived from our fixed time charter contracts, and our variable revenues of $40.1 million and $35.4 million for the same periods in 2012 and 2011, respectively, represent revenues derived from our supplemental cargoes.

Time Charter Contracts-International Flag:  Revenues decreased from $41.8 million in the first nine months of 2011 to $37.6 million in the first nine months of 2012 and gross profit for this segment decreased from $11.4 million in the first nine months of 2011 to $6.4 million in the first nine months of 2012. The decrease in revenues and gross profit is primarily attributable to the above-mentioned sale of two of our PCTC vessels.  Our fixed revenues of $25.4 million and $31.6 million in the first nine months of 2012 and the first nine months of 2011, respectively, represent our revenues from fixed time charter contracts.  Our variable revenues of $12.3 million in the first nine months of 2012 represent revenues earned by our three Handy-Size Bulk Carriers, two chartered-in Handy-Size Bulk Carriers, and one Handymax Bulk Carrier, all of which operate under revenue sharing agreements. Our variable revenues of $10.2 million in the first nine months of 2011 represents voyages on our three Handy-Size Bulk Carriers which operate under a revenue sharing agreement which commenced in January 2011.

Contracts of Affreightment:  Revenues decreased from $13.5 million in the first nine months of 2011 to $12.4 million in the first nine months of 2012.  Our gross profit improved from a loss of $100,000 in the first nine months of 2011 to a profit of $265,000 in the first nine months of 2012 due to a reduction in operating costs.

Rail-Ferry Service: Revenues for this segment decreased from $27.9 million in the first nine months of 2011 to $26.1 million in the first nine months of 2012. Included in the results of our Rail-Ferry Service are the revenue and gross profit of from FSI rail-car repair facility which were $299,000 and $47,000 respectively for the nine months ended September 30, 2012. Gross profit decreased from $1.2 million in the first nine months of 2011 to $996,000 in the first nine months of 2012. These decreases are the result of fewer voyages and the above-mentioned bridge outage near our terminal in Mexico.

Other:  Revenue for this segment decreased from $1.8 million in the first nine months of 2011 to $917,000 in the first nine months of 2012 due to lower chartering brokerage income.

Administrative and General Expense
Administrative and general expenses decreased from $16.1 million in the first nine months of 2011 to $15.9 million in the first nine months of 2012. The decrease in overhead expenses can be attributed to a reduction in executive compensation, professional fees, and software related expenses partially offset by severance payments, bonus accrual and miscellaneous general expenses.

The following table shows the significant A&G components for the first nine months of 2012 and 2011 respectively:

(Amounts in Thousands)	Nine Months Ended September 30,
A&G Account	2012	2011	Variance

Wages and Benefits	$8,679	$8,441	$(238)
Amortization of Executive Stock Compensation	881	1,402	521
Office Building Expenses	1,016	1,041	25
System Hardware and Software	576	844	268
Professional Services and Other	4,719	4,325	(394)
TOTAL:	$15,871	$16,053	$182

Other Income and Expense
Interest Expense decreased from $7.5 million in the first nine months of 2011 to $7.2 million in the first nine months of 2012 due to reductions of principal balances through prepayments.  The increase in interest expense from new debt was totally offset by the impact of lower effective interest rates from new swap contracts and the early repayment of two facilities with the proceeds from the sale of two International Flagged PCTC vessels.
Gain on the Sale of Investment was $66,000 and $181,000 for the nine months ended September 30, 2012 and 2011, respectively, due to the sale of stocks and bonds.
Other income from vessel financing of $1.8 million in 2012 includes interest earned on a note receivable issued to us in connection with the sale of vessels to an Indonesian company in the third quarter of 2009.
Investment Income for the nine months ended September 30, 2012 decreased $131,000 compared to the comparable period in 2011. This decrease is attributable to reduced rates of interest earned on our investments.
Foreign Exchange Gain of $771,000 for the first nine months of 2012 is due to the revaluation of our Yen-denominated loan associated with the financing of one of our International flag PCTC’s due to a weakening of the value of the Yen.  The exchange gain was based on a change in the exchange rate of 76.92 Yen to 1 USD at December 31, 2011 to 77.93 Yen to 1 USD at September 30, 2012.

Income Taxes
We recorded a tax benefit of $120,000 on $9.6 million of income before income from unconsolidated entities and a provision of $531,000 on $30.3 million of income before income from unconsolidated entities for the nine months ended September 30, 2012 and 2011 respectively.  The decrease in our provision for income taxes was based on our establishment of a valuation allowance on certain deferred tax assets, which was partially offset by a reduction in taxable income of our operations taxed at the U.S. corporate statutory rate as previously mentioned.  A tax benefit of $400,000 was recorded for the above-described reasons as a result of the acquisition of FSI. See Note 20.  For further information on certain tax laws and elections, see our Annual Report on Form 10-K for the year ended December 31, 2011, including Note G to the consolidated financial statements found therein.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Equity in Net Income of Unconsolidated Entities
Equity in net income of unconsolidated entities, net of taxes, increased from $22,000 in the first nine months of 2011 to $665,000 in the same period of 2012.  We recorded a favorable $674,000 out of period adjustment associated with an interest rate swap that Oslo Bulk entered into in the third quarter of 2011. Refer to Note 17 (Out of Period Adjustments) for more information.

Out of Period Adjustments
Three out of period adjustments (“OOP”) were recorded in the second quarter of 2012.  Of the three, the only adjustment impacting any segment is a $324,000 OOP favorable adjustment to our Time Charter Contracts – U.S. Flag segment related to net charter revenues that were not previously recorded on a straight-line basis in prior periods from 1999 to 2011.  The other two adjustments are related to an interest rate swap ($674,000) and recognition of the gain deferred in a sale-leaseback transaction ($239,000).  In accordance with our policy stated in Note 2 above, we do not allocate to our segments, among other things, gain on sale/purchase of assets or derivative losses.  Refer to Note 17 for further details.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included in Item 1 of Part I of this report.
Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $17.6 million at December 31, 2011, to $2.3 million at September 30, 2012. This $15.3 million decrease in working capital is a result of utilizing cash to purchase a Molten Sulphur carrier vessel and to acquire FSI and Tower (described in Note 20), partially offset by loan proceeds from draws on our line of credit during 2012. Cash and cash equivalents decreased during the first nine months of 2012 by $8.7 million to a total of $12.7 million at September 30, 2012. The decrease in cash and cash equivalents was a result of cash used in financing activities of $118.6 million, which was partially offset by cash provided by operating activities of $13.3 million and cash provided by investing activities of $96.5 million.  Total current liabilities of $62.6 million as of September 30, 2012 included $28 million of current maturities of long-term debt.
Net cash provided by operating activities is $13.3 million after adjusting net income of $10.4 million upward for non-cash items such as depreciation and amortization and non-cash stock based compensation, which were offset by a foreign exchange gain of $771,000 on a Yen-denominated loan, a $4.5 million gain on sale of two International Flag PCTC’s, the current recognition of deferred gains resulting from early buy-outs of operating leases on one US Flag PCTC and our Molten Sulphur Carrier, and various other items specified in our consolidated statements of cash flows.
Net cash provided by investing activities of $96.5 million included $130.3 million in proceeds from the sale of assets, removing $6.9 million from restricted cash, $3.1 million of principal payments received under direct financing leases and $3.6 million from cash received on note receivables, partially offset by capital expenditures of $49.4 million, investments in unconsolidated entities of $1.0 million, and the $620,000of cash used to acquire FSI and Tower.
Further detail of the $46.6 million of capital improvements to vessels and other assets, including the breakdown of payments from working capital versus debt financing are in the table below:

Capital Improvements to Vessels, Property and Other Equipment
(Amounts in thousands)	Improvements funded through:
	Working	Debt
Vessel	Capital	Financing	Total
Vessel Acquisitions/Improvements	$23,778	$-	$23,778
Tsuneishi Newbuilding Handymax Bulk Carrier	9,103	12,675	21,778
Vessel Equipment	37	-	37
FSI & Tower Fixed Assets	620	-	620
Other	399	-	399
			$46,612

Net cash used in financing activities of $118.6 million included approximately $90.6 million of debt payments using proceeds from vessel sales, $30.3 million of regularly scheduled debt payments $38.0 million of payments to reduce our line of credit indebtedness, and the satisfaction of approximately $3.5 million of debt assumed in the FSI acquisition. These debt payments and our $6.6 million of dividend payments were partially offset by proceeds of $12.7 million from the final bank draw on a term loan for a Handymax Bulk Carrier Newbuilding delivered in January of 2012 and draws on our line of credit of $38.5 million.

As of September 30, 2012, $20 million of our $30 million unsecured revolving line of credit, which expires in April 2014, is available for future draws as needed.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of the facility.

We have filed with the Securities and Exchange Commission a $200 million universal shelf registration statement, which expires in October, 2013,  which we believe provides us with flexibility to access the public equity and debt markets.

Financing Plans for Pending UOS Acquisition.  As noted in “ – Executive Summary – Overview,” we have agreed to purchase UOS for approximately $111 million, subject to certain adjustments.  We currently expect to fund the UOS acquisition price and related transaction expenses through a combination of (i) sale-leaseback transactions, in which we propose to sell and lease back two of our vessels for estimated proceeds of approximately $63 million, (ii) a five-year term loan for approximately $28.5 million to be secured by UOS’ operating assets, (iii) cash on hand (which equaled approximately $12.7 million at September 30, 2012) and (iv) a draw on our existing revolving credit facility.  See Note 21 for more information on recent financing events.  We also have commitment letters from two lenders to provide us with an aggregate of up to $65.0 million of bridge financing subject to certain conditions, but currently do not plan to borrow funds under either of these bridge facilities if we successfully complete our proposed sale-leaseback transactions and obtain our new term loan.  If deemed necessary or prudent by us, we could fund a portion of the UOS transaction price and expenses with proceeds from the sale of our marketable securities (which were valued at $13.4 million at September 30, 2012).  We cannot assure you that we will complete our above-described financing transactions in the manner currently contemplated, or at all.  We reserve the right to change our financing plans.

Debt and Lease Obligations – As of September 30, 2012, we held three vessels under bareboat charter or lease agreements, and five vessels under time charter agreements.  The types of vessels held under these agreements include one PCTC, five container vessels, and two Handysize Bulk Carriers, all of which operate in our Time Charter Contracts – U.S. Flag and International Flag segments. See “Executive Summary – Overview of Fleet.”
Our operating lease agreement has early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances.  The lease agreement imposes defined minimum working capital and net worth requirements , and prohibits us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.
On February 22, 2012, we completed a sale and leaseback transaction with a financial institution, of our 2007-built PCTC, the Green Bay.  The sale generated proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a 10 year lease agreement with early buyout options that we can exercise in 2017 and 2019 under certain specified circumstances.  The sale resulted in a gain of $14.9 million, which we  recorded as a deferred gain on the balance sheet and will recognize over the length of the lease. If we were to exercise our option to purchase this vessel back at the early buy-out dates, any remaining deferred gain would be recognized as current period earnings.
In March of 2012 we sold two of our International Flag Pure Car Truck Carriers to Norwegian Car Carriers ASA.  This transaction generated total proceeds of $73.9 million, and resulted in a gain of $3.8 million. These proceeds were used to pay down approximately $36.1 million of debt.  Refer to our Current Report on Form 8-K dated March 26, 2012 for further information.
In June of 2012, we negotiated an early buy-out under an operating lease to purchase our Jones Act Molten Sulphur-Carrier which constitutes the sole vessel in our Contract of Affreightment segment. Our operations under this segment were unaffected by the acquisition. As a result of this purchase, we eliminated approximately $19.3 million in future lease obligations as the terms of the operating lease extended to 2017.
We also conduct certain of our operations from leased office facilities.  Refer to our 2011 annual report on Form 10-K for the year ended December 31, 2011 for a schedule of our contractual obligations under operating leases.
Substantially all of our credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital and interest expense coverage and a maximum amount of debt leverage. For more information, see “Risk Factors” in Item 1A of Part II of this report.
As of September 30, 2012, we were in compliance with all financial covenants related to our debt obligations, and we believe that we will continue to meet such covenants in the near future. The following table represents the actual and required covenant amounts for the nine months ending September 30, 2012:

	Actual	Required
Net Worth (thousands of dollars) 1	$ 253,611	$ 250,881
Working Capital (thousands of dollars) 2	$ 2,348	$1
Interest Expense Coverage Ratio (minimum) 3	6.70	2.50
Leverage Ratio (maximum)4	3.45	4.25
Indebtedness to EBITDAR Ratio (maximum) 5	3.98	4.75
EBITDAR to Fixed Charge (minimum) 6	1.30	1.10

1.	Defined as total assets minus total liabilities.
2.	Defined as total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between consolidated indebtedness to consolidated EBITDA.
5.	Defined as the ratio between consolidated indebtedness less Liquid Assets to consolidated EBITDA and rent/lease expense (“EBITDAR”)
6.	Defined as the ratio between consolidated EBITDAR to consolidated fixed charges

Assuming we finance and complete our pending acquisition of UOS in the manner outlined above, we anticipate that our leverage ratio will increase, but that we will continue to meet the leverage covenant specified above.
In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances, we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations and/or accessing available line of credit.  To the extent we are required to seek additional capital, our efforts could be hampered by continuing uncertainties in the credit markets. We presently have interest rate swaps on 40% of our long-term debt.  We have debt of $18.8 million due during the last quarter of 2012, $41.0 million due in 2013, $20.5 million due in 2014, and $25.2 million due in 2015. The 2012 amount includes a balloon payment of $11.8 million scheduled to be refinanced.
As a result of increasing our ownership in Dry Bulk from 50% to 100% on March 25, 2011, we assumed a 100% interest in a Handymax Bulk Carrier Newbuilding, completed and delivered in the first quarter of 2012. Total investment in this newbuilding was approximately $42.1 million.  On June 20, 2011, we entered into a secured loan facility agreement in the amount of $47.5 million, divided into two tranches:  Tranche A, which provided $24.2 million used to refinance and repay existing indebtedness of $22.0 million related to a Cape Size vessel assumed in connection with the Dry Bulk acquisition, and Tranche B, which provided up to $23.3 million to finance the remaining installment payments on the Handymax Bulk Carrier Newbuilding.  Under Tranche B, we borrowed $18.8 million between November 2011 and January 2012.  For further information on this agreement, see our Current Report on Form 8-K, dated June 20, 2011.

Cash Dividend Payments – The payment of dividends to common stockholders is at the discretion of our Board of Directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008. Since then, the Board of Directors has declared a cash dividend each quarter. On October 25, 2012, the Board of Directors declared a dividend of  $0.25 per share of common stock to stockholders of record as of November 16, 2012, which is payable on December 3, 2012.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at September 30, 2012 approximated its carrying value due to the short-term duration of the underlying securities.  The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.
We estimate the fair value of our variable rate long-term debt at September 30, 2012, including current maturities, to equal the carrying value of $213.6 million due to the variable rate nature of the debt as well as to the underlying value of the collateral.
We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on our balance sheet.  Currently, each of our USD-denominated interest rate swaps is accounted for as an effective cash flow hedge. Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss).  We also have a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $69,840,455 (based on a Yen to USD exchange rate of 77.93 as of September 30, 2012).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $129,000 loss for the quarter ended September 30, 2012 and this amount was reflected in earnings.  We have entered into seven interest rate swap agreements with commercial banks, two in September of 2005, one in November of 2005, one in March of 2008, one in March of 2009 and two in September of 2010, in order to reduce the possible impact of higher interest rates by our swapping our obligations to pay variable interest rates for fixed rates.  For each of these agreements, we are the fixed rate payor, and commercial bank is the floating rate payor.  While these arrangements are structured to reduce our exposure to increases in interest rates, it also limits the benefit we might otherwise receive from any decreases in interest rates, and our weighted average cost of capital.
The fair value of these agreements at September 30, 2012, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $8.4 million.  A hypothetical 10% decrease in interest rates as of September 30, 2012, would have resulted in a liability of $8.6 million.

Commodity Price Risk.  As of September 30, 2012, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry Service and Contract of Affreightment segments.  We have fuel surcharges and escalation adjustments in place for both of these segments, which we believe manages the price risk for those services during 2012. We estimate that a 20% increase in the average price of fuel for the period January 1, 2012 through September 30, 2012 would have resulted in an increase of approximately $815,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.11 in our basic earnings per share based on the shares of our common stock outstanding as of September 30, 2012.  The additional fuel costs assume no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates.  Our charterers in the Time Charter Contracts – U.S. Flag and the Time Charter Contracts – International Flag segments are responsible for purchasing vessel fuel requirements; thus, we have no direct fuel price risk in these segments.

Foreign Exchange Rate Risk.  We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2011.  These contracts mature on various dates during 2012. The fair value of these contracts at September 30, 2012 is an asset of $138,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be a asset of $124,000.

On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a Newbuilding PCTC, which was completed and delivered in March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a Yen interest rate swap (the “Facility”) designed to cap the interest at 2.065%.  In June 2009, we received notification that the banking institution would be exercising their option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000.  Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued, with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1 to 5 Yen increase or decrease on the exchange rate between the U.S. Dollar and Yen, which was $1 to Yen 77.93 at September 30, 2012, would impact our earnings by approximately $600,000 to $3.0 million for the reporting period.  While we believe that these fluctuations may smooth out over time, any particular reporting period could be materially impacted by these adjustments.  There was a 2.4% appreciation in the Yen to USD exchange rate at September 30, 2012 compared to June 30, 2012, resulting in a $1.1 million foreign exchange loss for the quarter ended September 30, 2012.  This amount is reported under Interest and Other on our Consolidated Statement of Income.

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
Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2012 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the first nine months of 2012, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.
The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION
ITEM 1A.  RISK FACTORS

Risks Relating to our Business

The following is a list of factors that could materially and adversely affect our business, financial condition, results of operations, liquidity or prospectus:
Our industry is cyclical and has experienced a recent decline in the demand for certain of the services we offer, which could negatively impact our revenues and earnings.

Historically, the shipping industry has been cyclical.  The nature, timing and degree of changes to industry conditions are generally unpredictable and are impacted by factors beyond our control.  Various factors influence the demand for our transportation services, including worldwide demand for the products we carry and changes in the supply and demand of vessels. The worldwide supply of vessels generally increases with deliveries of new, refurbished or converted vessels and decreases with the scrapping of older vessels. If the available supply of vessels exceeds the number of vessels being scrapped, vessel capacity and competition in the markets where we operate may increase.  In the absence of a corresponding increase in the demand for these vessels, the charter hire and cargo rates for our vessels could fluctuate significantly and result in, among other things, lower operating revenues, earnings and asset values.

Beginning in 2008, our revenues and gross voyage profits benefited from significant increases in the volume of supplemental cargoes carried by our vessels.  These supplemental cargoes peaked during the fourth quarter of 2009, and decreased substantially thereafter until recently stabilizing at levels comparable to 2008.  If our supplemental cargo volumes continue to decrease, the revenues and gross voyage profits from our incumbent operations will be negatively impacted.

We may not be able to renew our time charters and contracts when they expire at favorable rates or at all.

During the nine months ended September 30, 2012, we received approximately 57% of our revenue from time charters (excluding supplemental cargoes), bareboat charters or contracts of affreightment.  During the nine months ended September 30, 2012, UOS received approximately 50% of its revenues from contracts with its two key customers (which percentage is expected to increase beginning October 2012 due to the settlement of litigation that for the prior two years had halted the shipment of a portion of the cargoes carried for one of these key customers).  However, there can be no assurance that any of these charters or contracts, which are generally for periods of one year or more, will be renewed.

Moreover, you should be aware that shipping rates are based on several factors that are unpredictable and beyond our control.  Accordingly, even if we are able to renew our charters or other contracts when they lapse, we may not be able to earn rates comparable to those received under the expired charters or contracts, which would adversely affect our revenues and earnings.  In the event we cannot deploy a vessel at economically viable rates, we may opt to lay up the vessel until such time that spot or charter rates become attractive again.  During the period of lay-up, the vessel will continue to incur expenditures such as insurance and maintenance costs.

From time to time, we enter into charter agreements with various agencies or departments of the U.S. government that allow the customer to terminate the agreement at any time without cause, subject to the payment of certain early termination fees. Although we currently have no exposure to these types of provisions, we could be exposed to this risk in the future.

If our exposure to the spot market increases, our revenues could suffer and our expenses could increase.

Currently we deploy less than half of our vessels in the spot market, where rates are typically volatile and subject to short-term market fluctuations.  The spot market for marine transportation services is highly competitive, and charter rates for most vessels in the spot market are currently low in relation to historical rates over the past couple of decades.  If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit.  Moreover, to the extent our vessels are employed in the spot market, both our revenue from vessels and our operating costs will likely be more significantly impacted by increases in fuel costs.

We operate in a highly competitive industry.

The shipping industry is intensely competitive and can be influenced by economic and political events that are largely outside the control of shipping companies.  Many of our current and potential competitors:

•	may have greater resources or stronger brands than we have;

•	own larger and more diverse fleets of vessels;

•	conduct operations or raise capital at lower costs than us; or

•	may be better positioned to adapt to changes in market or economic conditions.

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

Competition could adversely impact us in several ways, including (i) the loss of customers and market share, (ii) the possibility of customers reducing their usage of our vessels or services, (iii) our need to expend substantial time or money on vessel acquisitions or capital improvement projects, (iv) our need to lower prices or increase marketing expenses to remain competitive and (v) our inability to diversify by successfully offering new marine transportation services.

A significant amount of our and UOS’ recent revenues were derived from two customers, and our or their revenues could decrease significantly if these customers were lost.

In 2011 and for the first nine months of 2012, we derived 34% and 36% of our revenues, respectively, from contracts with various agencies or departments of the U.S. government.  Likewise, we derived 15% of our revenues for the same periods, respectively, from contracts with a Japanese chartering company.  Similarly, in 2011 and for the nine months ended September 30, 2012, UOS derived 53% and 50%, respectively, of its revenues from contracts with Tampa Electric and The Mosaic Company (which percentages are expected to increase for the reason cited above under “- We may not be able to renew our time charters and contracts when they expire at favorable rates or at all”).  The inability or failure of us or UOS to continue to employ our or their vessels at rates comparable to those earned from these customers, the loss of any of these customers or the failure to charter these vessels otherwise in a reasonable period of time or at all could adversely affect our or their operations and performance.

Although our customers generally include leading international companies and governmental agencies such as the customers referenced above, we are unable to assure you that these customers will continue to contract with us on similar terms, or will not decide to contract with our competitors, or will decide to perform their shipping functions themselves.

Economic conditions, a prolonged economic downturn, economic uncertainty or an increase in trade protectionism in the markets where we operate may have a material adverse effect on our business, financial condition and results of operations.

The demand for our transportation services has been and will continue to be affected by domestic and global economic conditions.  Worldwide economic growth has been sluggish since 2008, which has contributed to lower charter rates for marine transportation services since then.  Many experts believe that a confluence of factors in the United States, Europe, Asia and developing economies could result in a prolonged period of economic downturn, slow growth or economic uncertainty.  If these conditions persist, our customers and potential customers may experience deterioration in their business, which may result in a lower demand for our transportation services or impair the ability of our customers or other third parties to pay amounts owed to us.  Moreover, our business, financial condition, results of operations, ability to pay dividends and our future prospects will likely be materially and adversely affected by a prolonged economic downturn in any of these countries or regions.

The demand for our transportation services is also exposed to the risk that increased trade protectionism will adversely affect our business. If global economic conditions remain slack and uncertain, governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing the demand for shipping. This could have a material adverse effect on our financial condition, results of operations, ability to pay dividends and future prospects.

If Congress does not make sufficient appropriations under the Maritime Security Act of 1996, we may not continue to receive certain payments.

If Congress does not make sufficient appropriations under the Maritime Security Act of 1996 in any fiscal year, we may not continue to receive annual payments with respect to certain of our U.S. Flag vessels that we have committed to the federal government under the U.S. Maritime Security Program.  Under this program, which is in effect through 2015, each participating vessel received an annual payment of $2.9 million in 2011 and is scheduled to receive an annual payment of $3.1 million in 2012.  As of September 30, 2012, eight of our vessels operated under contracts issued under this program.  Since payments under this program are subject to annual appropriations by Congress and are not guaranteed, we cannot assure that we will continue to receive these annual payments, in full or in part.

We cannot assure that we will be able to comply with all of our loan covenants.

Substantially all of our credit agreements impose restrictions on our business and require us to comply with various loan covenants.  The restrictions these covenants place on us include limitations on our ability to: (i) consolidate or merge; (ii) incur new debt; (iii) engage in transactions with affiliates; and (iv) create liens or permit them to exist on our assets.  These agreements also require us to comply with various financial covenants, including covenants that stipulate minimum levels of net worth, working capital and earnings, and maximum levels of debt and debt leverage.  Our ability to satisfy these and other covenants depends on our results of operations and ability to respond to changes in business and economic conditions.  Several of these matters are beyond our control or may be significantly restricted, and, as a result, we may be prevented from engaging in transactions that otherwise might be considered beneficial to us and our stockholders.

While we currently believe that we have available options to prevent or mitigate any covenant breaches, we cannot assure that we will be able to implement them timely or at all, or that they will enable us to meet all of our current covenants.  In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances, we believe we can continue to fund our working capital and routine capital expenditure needs through cash flow from operations or accessing available lines of credit. For further detailed information on our compliance with our financial covenants as of September 30, 2012, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” in Item 2 of Part I of this report.

Because our debt obligations are represented by separate agreements with different lenders, in some cases the breach of any of these covenants or other default under one agreement may create an event of default under other agreements, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such other agreements (even though we may otherwise be in compliance with all of our obligations under those agreements). Thus, an event of default under a single agreement, including one that is technical in nature or otherwise not material, could result in the acceleration of significant indebtedness under multiple lending agreements. If amounts outstanding under such agreements were to be accelerated, there can be no assurance that our assets would generate sufficient cash flow to repay the accelerated indebtedness, or that our lenders would not proceed against the collateral securing that indebtedness.

Our business would be adversely affected if we failed to comply with the Jones Act, or if this law was modified or repealed.

A portion of our shipping operations and most of UOS’ shipping operations are conducted in the U.S. coastwise trade. Under U.S. federal laws known as the “Jones Act,” this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under U.S. Flag.  Our failure to comply with these restrictions could subject us to severe penalties, including the permanent loss of the right to engage in U.S. coastwise trade.  If the Jones Act were repealed, substantially amended or waived, it could potentially result in additional competition from vessels built in generally lower-cost foreign shipyards and owned and manned by foreign nationals, which could have an adverse effect on our business, results of operations and financial condition. We cannot assure you that the Jones Act will not be repealed or modified in a way that would be detrimental to our business.

Terrorist attacks, piracy and international hostilities can affect the transportation industry, which could adversely affect our business.

Terrorist attacks or piracy attacks against merchant ships, the outbreak of war, or the existence of international hostilities could adversely affect us in several ways, including:

•	damaging the world economy;

•	adversely affecting the availability of and demand for transportation services generally, or our vessels in particular;

•	increasing the cost of insurance;

•	disrupting our vessel usage or deployment; and

•	adversely affecting the value of our vessels or our ability to profitably operate our vessels and serve our customers.

Over the past several years, piracy attacks on merchant ships have remained high, particularly in the Gulf of Aden and off the East Coast of Africa.  We operate in a sector of the economy that we believe is particularly likely to be adversely impacted by the effects of political instability, terrorist attacks, war, international hostilities or piracy.  In addition, we conduct operations in Indonesia, Southern Mexico and other areas that are particularly likely to be exposed to the risk of these potential adverse effects.

The market value of vessels fluctuates significantly, which could adversely affect our liquidity, result in breaches of our financing agreements or otherwise adversely affect our financial condition.

The market value of vessels fluctuates over time.  The fluctuation in market value of vessels over time is based upon various factors, including:

•	the age of the vessel;

•	general economic and market conditions affecting the transportation industry, including the demand for cargoes and the availability of vessel financing;

•	the number of vessels in the world fleet;

•	the types and sizes of vessels available;

•	changes in trading patterns or trading routes that affect demand for particular sizes and types of vessels;

•	the cost of newbuildings and scrap prices;

•	prevailing levels of charter rates;

•	changes in regulation or competition from other shipping companies and other modes of transportation; and

•	technological advances in vessel design and propulsion.

Declining values of our vessels could adversely affect us in several respects, including reducing our liquidity by limiting our ability to raise cash by refinancing vessels.  Declining vessel values could also result in a breach of loan covenants or trigger events of default under relevant financing agreements that require us to maintain certain loan-to-value ratios.  In such instances, if we are unable or unwilling to pledge additional collateral to offset the decline in vessel values, our lenders could accelerate our debt and foreclose on our vessels pledged as collateral for the loans.

In addition, accounting pronouncements require that we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Measurement of the impairment charge is based on the fair value of the asset as provided by third parties as compared to its carrying value.  In this respect, management regularly reviews the carrying amount of our vessels in connection with the estimated recoverable amount for each vessel.  Such reviews may from time to time result in asset write-downs that could adversely affect our financial condition and results of operations.  For information on the impairment charge we recognized in 2010 in connection with our rail-ferry service, see “– Our Rail-Ferry Service has a history of losses, and we can give no assurances as to its future profitability.”

As a holding company with no operations of our own, we rely on payments from our operating companies to meet our obligations.

As a holding company without any material assets or operations, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and the distribution of those earnings to us or upon loans or other payments of funds by those subsidiaries to us.  As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt.  The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our respective obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. Additionally, our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us, or, subject to limited exceptions for tax-sharing purposes, to make any funds available to us to pay dividends or to repay our debt or other obligations.  Our rights to receive assets of any subsidiary upon its liquidation or reorganization will also be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors.

Our business and financial alternatives could be constrained by our current obligations and any future borrowings.

As a result of anticipated additional borrowings to finance the UOS acquisition, we will become more leveraged.  In addition to the liabilities recorded on our balance sheets, we owe substantial amounts under our long-term operating leases, and expect to owe additional amounts under the leases we anticipate entering into in connection with financing the pending UOS acquisition.  See Note 21.

Our leverage could have material adverse consequences for us, including:

•	hindering our ability to adjust to changing market, industry or economic conditions;

•	limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions of vessels or businesses;

•
requiring us to dedicate a substantial portion of our cash flow from operations to the payment of debt, thereby limiting the amount of free cash flow available for other purposes, including capital expenditures, dividends, stock repurchases or growth opportunities;

•	making us more vulnerable to economic or industry downturns, including interest rate increases; and

•	placing us at a competitive disadvantage to those of our competitors who have less indebtedness.

We expect to periodically require financing to meet our debt obligations as they come due.  Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all.  In connection with executing our business strategies, from time to time we evaluate the possibility of acquiring additional vessels or businesses, and we may elect to finance such acquisitions by incurring additional indebtedness.  Moreover, if we were to suffer uninsured material losses or liabilities, we could be required to borrow to fund liabilities that we could not pay with our operating cash flow. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.  If we are able to obtain additional financing, our credit may be adversely affected and our ability to satisfy our obligations under our current indebtedness could be adversely affected.

We cannot assure you that our access to the public debt markets will remain free of disruptions.

In the future, we may consider selling debt securities to refinance a portion of our maturing debt.  Our ability to arrange any such financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  Prevailing market conditions could be adversely affected by the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad.  As a result, we cannot assure that we will be able to obtain additional financing on terms acceptable to us or at all.  Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.

We are subject to certain risks with respect to our counterparties on contracts, and failure of such counterparties to meet their obligations could cause us to suffer losses or otherwise adversely affect our business.

The ability of our counterparties to perform their obligations under their contracts with us will depend upon a number of factors that are beyond our control and may include, among other things, general economic conditions and the overall financial condition of these counterparties, especially in light of the current global financial weakness.  If our counterparties fail to honor their obligations under their agreements with us, we could sustain significant losses or a reduction in our vessel usage, both of which could have an adverse effect on our financial condition, results of operations and cash flows.

Older vessels have higher operating costs and are potentially less desirable to charterers.

The average age of the vessels in our fleet that we own or lease is approximately 12 years (nine years if our partially-owned Mini Bulk Carriers built in 2010 and 2011 are included in the average).  The average age of UOS’ vessels actively providing services is approximately 33 years (which reflects the longer vessel lives typically associated with vessels deployed in U.S. coastwise trade).  In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase and become more difficult to estimate with accuracy as the age of the vessel increases. Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets. In addition, changes in governmental regulations, compliance with classification society standards and customer requirements or competition may require us to make additional expenditures for alterations or the addition of new equipment.  In order to make such alterations or add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues. Expenditures such as these may also require us to incur additional debt or raise additional capital. There can be no assurance that market or general economic conditions will enable us to replace our existing vessels with new vessels, justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

Our Rail-Ferry Service has a history of losses, and we can give no assurances as to its future profitability.

This service began operating in February of 2001 and in the past has been unprofitable every year with the exceptions of 2008 and 2011.  In 2009, the worldwide economic downturn negatively impacted the volumes and cargo rates for this service, especially on its northbound route to the U.S.  As a result of a reduction in future anticipated cash flows generated by this service, we recognized a non-cash impairment charge of $25.4 million in the third quarter of 2010 to reduce the carrying value of these assets to their estimated fair value. With the reduced capital cost and an increase in cargoes, this segment was profitable in 2011 and for the nine months ended September 30, 2012.  We cannot assure that this service will be operated profitably in the future.

We are subject to the risk of continuing high prices, and increasing prices, of the fuel we consume in our Rail-Ferry Service and Contract of Affreightment segments.

We are exposed to commodity price risks with respect to fuel consumption in our Rail-Ferry Service and Contract of Affreightment segments and in our revenue sharing agreements based on the number of voyage contracts concluded by the participating vessels.  In addition, UOS is partially exposed to the risk of fuel price increases under its contracts of affreightment with its principal customers.  See Note 20. We can give no assurance that we will be able to offset higher fuel costs due to the competitive nature of these operations.  Although we currently have fuel surcharges in place, a material increase in current fuel prices that we cannot recover through these fuel cost surcharges could adversely affect our results of operations and financial condition.

Our business and operations are highly regulated, which can adversely affect our operations.

Our business and the shipping industry in general are subject to increasingly stringent laws and regulations governing our vessels, including workers’ health and safety, and the staffing, construction, operation, insurance and transfer of our vessels.  Compliance with or the enforcement of these laws and regulations could have an adverse effect on our business, results of operations or financial condition. For example, in the event of war or national emergency, our U.S. Flag vessels are subject to requisition by the U.S. government. Although we would be entitled to compensation in the event of a requisition of our vessels, the amount and timing of such payments would be uncertain and there would be no guarantee that such amounts would be paid, or if paid, would fully satisfy lost profits associated with the requisition.

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

Our business and the operation of our vessels are subject to extensive international, national and local environmental, health and safety laws in the jurisdictions in which our vessels operate, as well as in the country or countries of their registration.  Compliance with these laws and regulations can be costly.  Failure to comply with these laws and regulations may result in penalties, sanctions or, in certain cases, the ultimate suspension or termination of our operations.

International, national and local laws imposing liability for oil spills are also becoming increasingly stringent.  Some impose joint, several, and in some cases, unlimited liability on owners, operators and charterers regardless of fault.  We could be held liable as an owner, operator or charterer under these laws.  In addition, under certain circumstances, we could also be held accountable under these laws for acts or omissions of our affiliates, our charterers or other parties in connection with the management or operation of our vessels.  Liability for a catastrophic spill could exceed the insurance coverage we have available, and result in our having to liquidate assets to pay claims.  In addition, we may be required to contribute to funds established by regulatory authorities for the remediation of oil pollution damage or to provide financial assurances for oil spill liability to regulatory authorities.

Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

International shipping is subject to various security and customs inspections and related procedures in countries of origin and destination.  Inspection procedures can result in the seizure of contents of our vessels, delays in the loading, offloading or delivery of cargoes, and the levying of customs, duties, fines and other penalties against us.

It is possible that changes to inspection procedures could impose additional financial and legal obligations on us.  Furthermore, changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo impractical.  Any such changes or developments may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our failure to pass inspection by classification societies and regulators could result in one or more of our vessels being unemployable unless and until they pass inspection, resulting in a loss of revenues from such vessels for that period.

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry, as well as being subject to survey and inspection by shipping regulatory bodies. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention.

Due to the age of several of our vessels, the repairs and remediations required in connection with such classification society surveys and inspections may be extensive and require significant expenditures. Additionally, until such time as certain repairs and remediations required in connection with such surveys and inspections are completed (or if any vessel fails such a survey or inspection), the vessel may be unable to trade between ports and, therefore, would be unemployable. Any such loss of the use of a vessel could have an adverse impact on our financial condition and results of operations, and any such impact may be material.

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

The operation of our vessels are subject to various inherent risks, including:

•	catastrophic marine disaster;

•	adverse weather conditions;

•	mechanical failure;

•	collisions;

•	hazardous substance spills;

•	seizure or expropriation of our vessels by governments, pirates, combatants or others; and

•	navigation and other human errors.

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

Although we maintain insurance coverage against most of these risks at levels our management considers to be customary in the industry, risks may arise for which we are not adequately insured.  Various claims, such as loss of hire, may not be covered by our policies.  Additionally, any particular claim may be subject to deductibles, the aggregate amount of which could be material.  We cannot assure you that we will be able to renew our existing insurance coverage at commercially reasonable rates or that insurance will remain available at reasonable rates for each of our foreseeable risks that we seek to insure, especially those relating to terrorism or piracy.  Similarly, we cannot assure you that our insurance coverages will be adequate to cover future claims as they arise, or that available insurance will cover all foreseeable risks, particularly those involving catastrophic environmental liability.  Any uninsured or underinsured loss could have an adverse effect on our financial performance or condition.

Additionally, certain of our insurance coverage is maintained through mutual “protection and indemnity” associations, which are mutual insurance clubs whose members must contribute payments to cover losses sustained by other club members.  As a mutual club, a substantial portion of its continued viability to effectively manage liability risks is reliant upon the premiums paid by its members. As a member of such associations, we may incur the obligation to satisfy payments in addition to previously established or budgeted premiums to the extent member claims would surpass the reserves of the association. We may be subject to calls or premiums in amounts based not only on our own claim records, but also the claim records of all other members (or the members of affiliated clubs) over which we have no control. Our payment of these calls could result in significant additional expenses.

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

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	economic, political and social instability;

•	potential vessel seizure, terrorist attacks, piracy, kidnapping, the expropriation of assets and other governmental actions, many of which are not covered by our insurance;

•	currency restrictions and exchange rate fluctuations;

•	potential submission to the jurisdiction of a foreign court or arbitration panel;

•	pandemics or epidemics that disrupt worldwide trade or the movement of vessels;

•	import and export quotas;

•	longer payment cycles and problems collecting accounts receivable,

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act as well as other anti-corruption laws; and

•	the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public and governmental regulation that increase our operating expenses.

Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding effect of any such events, each of which could have an adverse effect on our financial condition and results of operations.

Our vessels could be seized by maritime claimants, which could result in a significant loss of earnings and cash flow for the related off-hire period.

Under general maritime law in many jurisdictions, crew members, vessel mortgagees, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts or claims for damages.  In many jurisdictions, a maritime lienholder may enforce its lien by either arresting or attaching a vessel through foreclosure proceedings.  The arrest or attachment of one or more of our vessels could result in a significant loss of earnings and cash flow during the detainment period.

In some jurisdictions, under the extended “sister ship” theory of liability, a claimant may arrest not only the vessel with respect to which the claimant’s maritime lien has arisen, but also any associated vessel under common ownership or control.  Consequently, a claim may be asserted against us or any of our subsidiaries or our vessels for the liability of one or more of the other vessels we own.  While we have insurance coverage for these types of claims, we cannot guarantee it will cover all of our potential exposure.

If we are unable to attract and retain skilled crew members, our reputation and ability to operate safely and efficiently may be harmed.

Our continued success depends in significant part on the continued services of the officers and seamen who operate our vessels.  The market for qualified, experienced officers and seamen is extremely competitive and has grown more so in recent periods for a variety of reasons.  We cannot assure you that we will continue to be successful in our efforts to recruit and retain properly skilled personnel at commercially reasonable salaries.  Any failure to do so could adversely affect our ability to operate cost-effectively.

A substantial number of our shipboard employees are unionized. In the event of a strike or other work stoppage, our business and operations may be adversely affected .

As of September 30, 2012, all of our U.S. shipboard personnel were unionized employees covered by collective bargaining agreements.  In connection with our pending acquisition of UOS, we plan to integrate UOS’ non-union personnel into our unions following the consummation of the transaction.

Given the prevalence of maritime trade unions and their corresponding influence over its members, the shipping industry is vulnerable to work stoppages and other potentially disruptive actions by employees. We may also have difficulty successfully negotiating renewals to our collective bargaining agreements with these unions or face resistance to any future efforts to place restraints on wages, reduce labor costs or moderate work practices. Any of these events may result in strikes, work disruptions and have other potentially adverse consequences. While we have experienced no strikes, work stoppages or other significant labor problems during the last ten years, we cannot assure that such events will not occur in the future or be material in nature.  In the event we experience one or more strikes, work stoppages or other labor problems, our business and, in turn, our results of operations may be adversely affected.

Delays or cost overruns in building new vessels (including the failure to deliver new vessels) could harm us.

Building new vessels is subject to risks of delay (including the failure to timely deliver new vessels to customers) or cost overruns caused by one or more of the following:

•	financial difficulties of the shipyard building a vessel, including bankruptcy;

•	unforeseen quality or engineering problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases;

•	delays in receipt of necessary materials or equipment;

•	changes to design specifications; and

•	inability to obtain the requisite permits, approvals or certifications from governmental authorities and the applicable classification society upon completion of work.

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

As of March 2, 2012, three of our directors, Erik F. Johnsen, Niels M. Johnsen and Erik L. Johnsen, and their respective family members and affiliated entities, beneficially owned an aggregate of 23.27% of our common stock.  Niels M. Johnsen and Erik L. Johnsen are also executive officers of the Company, and their respective fathers are former executive officers.  Erik F. Johnsen, father to Erik L. Johnsen, continued to provide consulting services to us  through December 31, 2011.  As a result, the Johnsen family may have the ability to exert significant influence over our affairs and management, including the election of directors, delaying or preventing a change of control transaction, and effecting other corporate actions requiring stockholder approval.

We have a Yen-denominated loan and volatility in the USD/Yen exchange rate could cause material adjustments to the earnings we report each quarter.

We have a Yen-denominated loan of Yen 3,755,848,000 which at September 30, 2012, the remaining outstanding balance of which equated to a USD $47.9 million liability at a USD/Yen exchange rate of 77.93.  As described further in our periodic SEC reports, current accounting guidelines require us to record adjustments to our earnings each quarter based on the impact that changes in exchange rates have on our liability under this loan.  Volatility in the USD/Yen exchange ratios could cause material adjustments to the earnings we report each quarter.

Because some of our expenses are incurred in foreign currencies, we are exposed to exchange rate risks.

While we incur most of our expenses in U.S. dollars, we have in the past incurred operating expenses in other currencies, most notably the Mexican Peso and Indonesian Rupiah. Declines in the value of the U.S. dollar relative to the currencies in these jurisdictions, or other currencies in which we may in the future incur expenses, would increase the U.S. dollar cost of paying these expenses and thus would adversely affect our results of operations

We selectively enter into derivative contracts, which can result in higher than market interest rates and charges against our income.

In the ordinary course of our business, we are exposed to foreign currency, interest rate, and commodity price risks.  From time to time, we utilize derivative financial instruments including interest rate swap agreements and forward exchange contracts, and in the past we have also utilized commodity swap agreements to manage certain of these exposures.  We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation.  We neither hold nor issue financial instruments for trading purposes.  Nevertheless, even though our hedging strategies are designed to manage our exposure to interest rate fluctuations, entering into swaps and forward exchange contracts is inherently risky.  The derivative strategies that we employ in the future may not be successful or effective, and we could, as a result, incur substantial additional interest costs or charges against our income.  For further information, see “Item 7a – Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Loss of our senior management or other key personnel could have an adverse effect on our business, financial condition and results of operations.

Our future success will depend, in significant part, upon the continued services of our senior management team and other key personnel, especially those of our Chief Executive Officer, President, and Chief Financial Officer, who have substantial experience in the shipping industry and over 108 years of collective experience with us. We believe that the experience of our senior management team is a vital component to maintain long-term relationships with our customers.  Similarly, we expect that UOS’ senior management team will be integral to maintaining long-term relationships with UOS’ key customers.  The loss of the services of any of these individuals could adversely affect our future operating results, and we may have to incur significant costs to find sufficient replacements for them, if available.

We are susceptible to severe weather and natural disasters.

Given the nature and scope of our operations, we are constantly vulnerable to disruption as a result of adverse weather conditions, including hurricanes, typhoons, earthquakes and other natural disasters. These types of events may, among other things:

•
hinder our ability to effectively and timely provide scheduled service to our customers whether due to damage to our properties, to our customers’ operations, or to dock or other transportation facilities;

•	interfere with our terminal operations;

•	damage our vessels and equipment; or

•	result in injury or death to our employees.

Any of these factors, especially to the extent not fully covered by insurance, could have an adverse effect on our business, financial condition and results of operation.

We may be required to contribute cash to meet our obligations under certain multi-employer pension plans, and may have exposure if we terminate our participation in these plans.

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

Absent an applicable exemption, a contributor to a multi-employer plan is liable, upon termination or withdrawal from the plan, for its proportionate share of the plan’s underfunded vested liability.  Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination may be material to our financial position and results of operations. Moreover, in the event that any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits.

We are exposed to various tax risks.

As a taxpayer, we are subject to frequent and regular audits and examinations by the Internal Revenue Service, as well as state and local tax authorities.  Because the ultimate outcomes of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.

We believe that we should not be subject to tax under the laws of any country other than the United States or Singapore in which we conduct activities or in which our customers are located.  However, our belief is based on our understanding of the tax laws of those countries, and our tax position is subject to review and possible challenge by taxing authorities and to possible changes in law or interpretation.  We cannot determine in advance the extent to which certain jurisdictions may require us to pay tax or to make payments in lieu of tax.  In addition, payments due to us from our customers could potentially be subject to tax claims.

Changes in the tax rate on dividends could adversely affect our stock price.

The current maximum U.S. tax rate of 15% on qualified dividends is scheduled to rise to a maximum rate of 39.6% on January 1, 2013 if Congress does not otherwise act.  In addition, dividends received by certain investors may be subject to a new 3.8% Medicare tax on unearned income beginning on January 1, 2013.  An increase in the U.S. tax rate on dividends could reduce demand for our stock, which could potentially depress its trading price.

We are exposed to risks arising out of recent legislation affecting U.S. public companies, including risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, have increased legal and financial compliance costs and made some activities more time consuming.  Any future failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities, which could in turn adversely affect our financial results or investors’ confidence in us.  If we fail to maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner, which could in certain instances limit our ability to borrow or raise capital.

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.  If future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

We may not pay cash dividends on our common shares as intended.

As noted elsewhere in this report, we currently pay a quarterly cash dividend in respect of our common stock.  While our Board currently plans to continue our dividend program, our stockholders may not receive additional dividends in the future for reasons that may include, without limitation, any of the following factors:

•
we may not have enough cash to pay such dividends due to changes in our cash requirements, capital or vessel spending plans, strategic objectives, results of operation, cash flow or financial position;

•	debt covenants and corporate law limitations could restrict our ability to pay dividends, or the ability of our subsidiaries to pay dividends to us; and

•
the actual amount of dividends distributed and the decision to make any distribution remains at all times entirely at the discretion of our Board of Directors, who are free to change or suspend our dividend program at any time for any reason.

Our common stockholders should be aware that they have no contractual or other legal right to dividends.

Because we are a holding company with no material assets other than the stock of our subsidiaries, our ability to pay dividends will depend on the earnings and cash flow of our subsidiaries and their ability to pay us dividends. In addition, the financing arrangements for indebtedness we incur in connection with purchasing new or existing vessels may further restrict our ability to pay dividends. In the event of any insolvency, bankruptcy or similar proceedings of a subsidiary, creditors of such subsidiary would generally be entitled to priority over us with respect to assets of the affected subsidiary.

Any payment of cash dividends could slow our ability to renew and expand our fleet, or limit our ability to pursue other growth opportunities.

Provisions in our organizational documents would make it difficult for a third party to acquire us, even if such a transaction is beneficial to our stockholders.

Our organizational documents:

•	provide for blank check preferred stock;

•	prevent stockholders from calling special stockholder meetings or voting cumulatively;

•	impose certain foreign ownership limits with respect to our stock; and

•	include various other provisions that could impede, delay or prevent certain takeovers or change of control transactions.

For additional information, see our Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on October 12, 2010.  In addition, as noted under “ – Risk Factors Related To Our Business – We are subject to the control of our principal stockholders,” the Johnsen family beneficially owns a substantial portion of our common stock.  These provisions and circumstances could deter a third party from tendering for the purchase of some or all of our shares. These provisions and circumstances may have the effect of impeding, delaying or preventing changes of control of the ownership and management of ISH, even if such transactions would have significant benefits to our stockholders.

Risk Factors Relating to Our Pending Acquisition of UOS

The completion of the UOS acquisition is subject to the receipt of clearances from government agencies, which may impose conditions that could have an adverse effect on UOS or us or could cause either UOS or us to abandon the acquisition.

UOS and we are unable to complete the UOS acquisition until after the applicable waiting period under the HSR Act expires or terminates.  The U.S. antitrust agencies may oppose the acquisition or impose certain requirements or obligations in connection with their review.  The expiration or termination of the waiting period under the HSR Act may not occur on a timely basis or at all, and any such clearance under the HSR Act may include conditions that could be detrimental or result in the abandonment of the acquisition.

We cannot provide any assurance that we will obtain all necessary regulatory clearances or approvals or that any conditions imposed by regulatory agencies will not materially adversely affect us following the UOS acquisition.  In addition, we cannot assure you that these conditions will not result in the abandonment of the acquisition.  See Note 21.

Failure to complete the acquisition could negatively impact our stock price and our future business and financial results.

The completion of the UOS acquisition is subject to the satisfaction of a number of conditions in addition to the regulatory conditions described in the risk factor above, and may not occur, even if all required regulatory clearances or approvals are received.  Moreover, the funds to be obtained in connection with this offering comprise only a portion of the funds necessary to finance the UOS acquisition, and we cannot assure you that we will be successful in obtaining the remaining funds necessary to finance such acquisition.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” in Item 2 of Part I of this report.  If the acquisition is not completed for any reason, (i) we will not attain any of the potential benefits associated with the UOS acquisition, (ii) our ongoing business could be adversely affected and (iii) we will be subject to several risks, including the following:

•	being required, under certain circumstances, to pay a termination fee of 10% of the UOS purchase price;

•	having to pay certain costs relating to the proposed acquisition, such as legal, accounting, financial advisor and filing fees; and

•	focusing our management on the acquisition instead of on pursuing other opportunities that could be beneficial to us, without realizing any of the benefits of having the acquisition completed.

If the UOS acquisition is not completed, we cannot assure you that these risks will not materialize and will not materially affect our business, financial results or stock price.

The pendency of the UOS acquisition could adversely affect our business and operations.

In connection with the pending UOS acquisition, current and prospective employees of UOS or us may experience uncertainty about their future roles with us following the acquisition, which may materially adversely affect the ability of UOS and us to attract, retain and motivate key personnel during the pendency of the acquisition and which may materially adversely divert attention from the daily activities of UOS’ and our existing employees.  Similarly, some customers or vendors of each of UOS or us may delay or defer decisions, which could negatively impact the business of UOS or us, regardless of whether the acquisition is completed.  In addition, due to operating covenants in the Purchase Agreement, UOS may be unable, during the pendency of the acquisition, to pursue strategic transactions, undertake significant capital projects and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

Assuming the UOS acquisition is consummated, we may be unable to successfully integrate UOS’ business and realize the anticipated benefits of the acquisition.

UOS and we currently operate as independent companies.  After the acquisition, we plan to operate UOS as a separate subsidiary while retaining its current management team.  Nonetheless, we will be required to devote significant management attention and resources to integrating the business practices and operations of the two respective companies.  Potential difficulties that we may encounter in the integration process include the following:

•	the inability to combine the businesses of UOS and us in a manner that permits us to achieve the benefits we anticipate from the acquisition;

•	lost sales if customers of either UOS or us decide not to do business with us after the acquisition;

•	the failure to retain key employees of either UOS or us; and

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with the acquisition.

For all these reasons, you should be aware that it is possible that the integration process following the UOS acquisition could distract our management or disrupt our ongoing business, which could in turn adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results.

We expect to incur transaction and integration expenses related to the UOS acquisition.

We expect to incur certain expenses in connection with completing the UOS acquisition and integrating many of UOS’ operations, policies and procedures with ours. These expenses include wage and benefit increases necessary to integrate UOS’ non-union personnel into our unions, as well as certain transaction costs. While we have assumed that a certain amount of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these expenses.

Any additional future acquisitions of vessels or businesses by us would subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

From time to time in the future we may pursue other acquisition opportunities in an effort to implement our business strategies.  Acquisitions may be of individual or groups of vessels or of businesses.  To the extent we acquire a business that is financially unstable or is otherwise subject to a high level of risk, we may be affected by the currently unascertainable risks of that business.  Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire.  In addition, the financing of any future acquisition completed by us could adversely impact our capital structure as any such financing would likely include the issuance of additional securities or the borrowing of additional funds.  Except as required by law or the rules of any securities exchange on which our securities might be listed at the time we seek to consummate an acquisition, we do not expect to ask our stockholders to vote on any proposed acquisition.

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
This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first nine months of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2012– July 31, 2012	-	-	-	285,377
August 1, 2012 – August 31, 2012	-	-	-	285,377
September 1, 2012 – September 30, 2012	-	-	-	285,377

ITEM 6 – EXHIBITS

(a)           EXHIBIT INDEX

Part II Exhibits:

Exhibits
(2.1)
Purchase Agreement, dated as of October 9, 2012, execution between International Shipholding Corporation and United Maritime Group, LLC (filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant's Form 8-K dated October 11, 2012 and incorporated herein by reference)

(3.1)
Restated Certificate of Incorporation of the Registrant, as amended through May 19, 2010 (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Form 10-Q dated July 28, 2010 and incorporated herein by reference)

(3.2)
By-Laws of the Registrant as amended through October 28, 2009 (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant's Form Current Report on Form 8-K dated November 2, 2009 and incorporated herein by reference)

(4.1)	Specimen of Common Stock Certificate (filed as an exhibit to the Registrant's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980 and incorporated herein by reference)
(10.1)
Credit Agreement, dated as of September 30, 2003, by and among LCI Shipholdings, Inc. and Central Gulf Lines, Inc., as Joint and Several Borrowers, the banks and financial institutions listed therein, as Lenders, Commerzbank AG, as successors to Deutsche Schiffsbank Aktiengesellschaft as Facility Agent and Security Trustee, DnB NOR Bank ASA, as Documentation Agent, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.2 to Pre-Effective Amendment No. 2, dated December 10, 2004 and filed with the Securities and Exchange Commission on December 10, 2004, to the Registrant's Registration Statement on Form S-1 (Registration No. 333-120161) and incorporated herein by reference)

(10.2)
Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and Arranger, and Commerzbank AG, as successors to Deutsche Schiffsbank Aktiengesellschaft, as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

(10.3)
Credit Agreement, dated December 13, 2005, by and among CG Railway, Inc., as Borrower, the investment company, Liberty Community Ventures III, L.L.C., as Lender, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant's Form 10-K for the annual period ended December 31, 2005 and incorporated herein by reference)

(10.4)
Credit Agreement, dated as of August 2, 2010, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and ING Bank N.V., London Branch, as facility agent and security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Form 10-Q/A dated December 23, 2010 and incorporated herein by reference) (On December 28, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.5)
$30,000,000 Revolving Loan to the Registrant and seven of its subsidiaries by Regions Bank dated March 7, 2008, as amended by instruments dated March 3, 2009, August 13, 2009, March 31, 2010, March 31, 2011, July 18, 2011 and March 31, 2012. *

(10.6)
Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Commerzbank AG, as successors to Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.7)
Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.8)
Credit Agreement, dated as of June 29, 2011, by and among LCI Shipholdings, Inc. and Waterman Steamship Corporation, as joint and several borrowers, the Registrant, as guarantor, DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as lenders, DnB NOR Bank ASA, as bookrunner, facility agent and security trustee and DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as mandated lead arrangers (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.9)
International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.10)
Form of Incentive Agreement for Restricted Stock Units granted May 7, 2012 (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form Current Report on Form 8-K dated May 7, 2012 and incorporated herein by reference)

(10.11)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.12)
Change of Control Agreement, by and between the Registrant and Niels M. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.13)
Change of Control Agreement, by and between the Registrant and Erik L. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.14)
Change of Control Agreement, by and between the Registrant and Manuel G. Estrada, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.15)
Form of Indemnification Agreement, by and between the Registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

(10.16)
Agreement to Acquire and Charter, dated as of February 22, 2012, by and between Waterman Steamship Corporation, Wells Fargo Bank Northwest, National Association, Regions Equipment Finance, Ltd, International Shipholding Corporation and Gulf South Shipping Pte. Ltd, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)  (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2012 and incorporated herein by reference)

(10.17)
Charter Assignment and Security Agreement, dated as of February 22, 2012, by Waterman Steamship Corporation in favor of Wells Fargo Bank Northwest, National Association, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof. (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)  (filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2012 and incorporated herein by reference)

(10.18)
Bareboat Charter Agreement, dated as of February 22, 2012, by and between Waterman Steamship Corporation and Wells Fargo Bank Northwest, National Association, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof.  (An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)  (filed with the Securities and Exchange Commission as Exhibit 10.18 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2012 and incorporated herein by reference)

(10.19)
Notice and Acknowledgment of Collateral Assignment of Time Charter and Subordination Agreement, dated as of February 22, 2012, from Waterman Steamship Corporation and Wells Fargo Bank Northwest, National Association to Nippon Yusen Kaisha, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof.  (an unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.)  (filed with the Securities and Exchange Commission as Exhibit 10.19 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2012 and incorporated herein by reference)

(10.20)
Guaranty Agreement, dated as of February 22, 2012, executed by International Shipholding Corporation in favor of Wells Fargo Bank Northwest, National Association.   (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2012 and incorporated herein by reference)

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

Date:   November 7, 2012