Form 10-Q/A
period 2012-11-20
INTERNATIONAL SHIPHOLDING CORP
filed 2012-11-21
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value,	Outstanding as of June 30, 2012 7,203,860 shares

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of International Shipholding Corporation (the “Company”) for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission (the “Commission”) on August 7, 2012 (the “Original Filing”).  This Amendment is being filed solely to modify the redacted version of Exhibit 10.19 to the Original Filing to include information previously excluded.  This revision is in response to comments that the Company received from the staff of the Commission in connection with the Company’s request for confidential treatment with respect thereto.

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

PART II – OTHER INFORMATION
ITEM 6 – EXHIBITS
The exhibits to this Amendment No. 1 to Form 10-Q on Form 10-Q/A for the quarter ended June 30, 2012 are listed in the Exhibit Index, which appears at the end of this report.

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

Date:   November 21, 2012

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

(10.5)
$30,000,000 Revolving Loan to the Registrant and seven of its subsidiaries by Regions Bank dated March 7, 2008, as amended by instruments dated March 3, 2009, August 13, 2009, March 31, 2010, March 31, 2011, July 18, 2011 and March 31, 2012. (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference)

(10.6)
Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and Commerzbank AG, as successors to Deutsche Schiffsbank Aktiengesellschaft, as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.7)
Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.8)
Credit Agreement, dated as of June 29, 2011, by and among LCI Shipholdings, Inc. and Waterman Steamship Corporation, as joint and several borrowers, the Registrant, as guarantor, DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as lenders, DnB NOR Bank ASA, as bookrunner, facility agent and security trustee and DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as mandated lead arrangers (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.9)
International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.10)
Form of Incentive Agreement for Restricted Stock Units granted May 7, 2012 (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form Current Report on Form 8-K dated May 7, 2012 and incorporated herein by reference)

(10.11)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.12)
Change of Control Agreement, by and between the Registrant and Niels M. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.13)
Change of Control Agreement, by and between the Registrant and Erik L. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.14)
Change of Control Agreement, by and between the Registrant and Manuel G. Estrada, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.15)
Form of Indemnification Agreement, by and between the Registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

(10.16)
Agreement to Acquire and Charter, dated as of February 22, 2012, by and between Waterman Steamship Corporation, Wells Fargo Bank Northwest, National Association, Regions Equipment Finance, Ltd, International Shipholding Corporation and Gulf South Shipping Pte. Ltd, (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012 and incorporated herein by reference - confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof.)

(10.17)
Charter Assignment and Security Agreement, dated as of February 22, 2012, by Waterman Steamship Corporation in favor of Wells Fargo Bank Northwest, National Association, (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012 and incorporated herein by reference - confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof.)

(10.18)
Bareboat Charter Agreement, dated as of February 22, 2012, by and between Waterman Steamship Corporation and Wells Fargo Bank Northwest, National Association, (filed in redacted form with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012 and incorporated herein by reference - confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof.)

(10.19)
Notice and Acknowledgment of Collateral Assignment of Time Charter and Subordination Agreement, dated as of February 22, 2012, from Waterman Steamship Corporation and Wells Fargo Bank Northwest, National Association to Nippon Yusen Kaisha*

(10.20)
Guaranty Agreement, dated as of February 22, 2012, executed by International Shipholding Corporation in favor of Wells Fargo Bank Northwest, National Association.   (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012 and incorporated herein by reference)

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