Form 10-K
period 2012-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2013-03-11
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Date                                                                              Amount
June 30, 2012                                                                 $108,469,356

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common stock, $1 par value. . . . . . . . 7,210,643 shares outstanding as of March 1, 2013

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be furnished in connection with registrant’s 2013 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL SHIPHOLDING CORPORATION

In this report, the terms “we,” “us,” “our” and the “Company” refer to International Shipholding Corporation and its subsidiaries.  In addition, the term “COA” means a Contract of Affreightment, the term “MPS” means the maritime prepositioning ship program of the U.S. Navy, the term “MSC” means the U.S. Navy’s Military Sealift Command, the term “Notes” means the Notes to our Consolidated Financial Statements contained elsewhere in this report, the term “PCTC” means a Pure Car Truck Carrier vessel, the term “RO/RO” means a Roll-On/Roll-Off vessel, and the term “SEC” means the U.S. Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

General

Through our subsidiaries, we operate a diversified fleet of U.S. and International Flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term time charters or contracts of affreightment.  As of March 1, 2013 we owned or operated 50 ocean-going vessels.

Our operating fleet of 50 ocean-going vessels as of March 1, 2013 consisted of:

•	One U.S. Flag Jones Act conveyor belt-equipped, self-unloading Coal Carrier, which carries coal in U.S. coastwise trade,
•	One U.S. Flag Jones Act Molten Sulphur Carrier, which transports molten sulphur from United States Gulf ports to a processing plant on the Florida Gulf Coast,
•
Two U.S. Flag Jones Act Handysize Bulk Carriers, two U.S. Flag Jones Act Tug-Barge units, one U.S. Flag Tug-Barge unit in drydock undergoing activation repairs, one U.S. Flag Tug-Barge unit which is currently inactive and one U.S. Flag Jones Act Harbor Tug, which transport coal, petcoke, unfinished phosphate rock and fertilizer in the U.S. Gulf/Florida coastwise market and PL480 cargos in international trade,

•	Six U.S. Flag and one International Flag Pure Car/Truck Carriers (“PCTC’s”) specifically designed to transport fully assembled automobiles, trucks and larger vehicles,
•
Three International Flag Double Hull Handysize Bulk Carriers and two time chartered International Flag Handysize Bulk Carriers, trading worldwide under a revenue sharing agreement with European partners,

•	One International Flag Capesize Bulk Carrier and one International Flag Handymax Bulk Carrier trading worldwide under a revenue sharing agreement with European partners,
•	Fourteen International Flag Mini-Bulk Carriers, in which we own a 25% shareholding interest, deployed either in spot market or under short-term or medium-term time charters,
•	Two International Flag Special Purpose Roll-On/Roll-Off (“RO/RO”) double deck vessels, which carry loaded rail cars between the U.S. Gulf Coast and Mexico,
•	Two U.S. Flag container vessels which began operating on time charters in 2008,
•
Two International Flag Multi-Purpose vessels, two International Flag  Tankers, and three International Flag Container vessels, which service our long-term contract to transport supplies for an Indonesian mining company’s operations,

•	One International Flag 2000-built Multi-Purpose Ice Strengthened vessel which is currently employed in the spot market, and
•	One International Flag Multi-Purpose vessel time chartered under contract through April, 2013

    As described further in Item 2 below, we own 100% of 20 of these 50 vessels.

    On November 30, 2012, we acquired U.S. United Ocean Services, LLC (“UOS”), which substantially expanded our commercial domestic coastwise transportation operations.  For additional information on the UOS acquisition, see Note B in this report.  For additional information on the operations and vessels that we acquired from UOS, see the Current Report on Form 8-K that we filed with the SEC on December 6, 2012, as supplemented by a Current Report on Form 8-K/A that we filed with the SEC on February 8, 2013, as well as Items 1, 1A and 7 of this report.

    Our fleet is operated by our principal subsidiaries, Central Gulf Lines, Inc. (“Central Gulf”), Waterman Steamship Corporation (“Waterman”), Enterprise Ship Company, Inc. (“ESC”), U.S. United Ocean Services, Inc. (“UOS”), CG Railway, Inc. (“CG Railway”), LCI Shipholdings, Inc. (“LCI”), East Gulf Shipholding, Inc. (“EGS”).  Other of our subsidiaries provide ship charter brokerage, agency and other specialized services.

    Additional information on our vessels appears on the Fleet Statistics Schedule located in the front of our combined 2012 Annual Report and 10-K report furnished to our stockholders.

Operating Segments

    Following our acquisition of UOS in late 2012, we internally restructured the description of our diversified businesses to replace our prior operating segments (listed below) with the following new segments:

New Segments	Prior Segments
• Jones Act	• Time Charter Contracts – U.S. Flag
• Pure Car Truck Carriers	• Time Charter Contracts – International Flag
• Dry Bulk Carriers	• Contracts of Affreightment
• Rail-Ferry	• Rail-Ferry Service
• Specialty Contracts	• Other
• Other

    For further information on the rationale for this change and the amount of revenues and gross profits contributed by each segment, please see Item 7 of this report.

    Jones Act:  The Merchant Marine Act of 1920, or the MMA, regulates maritime commerce in U.S. waters between U.S. ports. Section 27 of the MMA, better known as the Jones Act, requires that all goods transported by water between U.S. ports be carried aboard U.S. Flag vessels, constructed in the U.S., owned by U.S. citizens and crewed by U.S. citizens with permanent U.S. residence.

    With our acquisition of UOS, we now have the largest Jones Act dry bulk fleet capacity. Vessels deployed under our Jones Act segment serve both Eastern U.S. coasts and the Gulf of Mexico and operate as the primary marine transporter of coal for Tampa Electric and the primary marine transporter of unfinished phosphate rock for The Mosaic Company (“Mosaic”).

    Under our Jones Act segment, we deploy (i) two Bulk Carriers, two Integrated Tug-Barge units, each consisting of one tug and one barge, and one Harbor Tug acquired in the UOS acquisition, (ii) one conveyor belt-equipped, self-unloading Coal Carrier to transport coal, under a time charter, which was previously part of our Time Charter Contracts – U.S. Flag segment, and (iii) one vessel that transports molten sulphur under a contract of affreightment through December 31, 2015, subject to the right of our customer to exercise renewal options through the end of 2024, which was previously part of our Contracts of Affreightment segment.  Currently, the two bulk carriers in addition to transporting grain and other preference cargoes overseas on behalf of the United States government under Public Law 480, transport coal and phosphate for Tampa Electric and Mosaic, respectively.  The two integrated tug-barge units and the harbor tug operate under contracts of affreightment with Tampa Electric and Mosaic.  We also own two integrated tug-barge units acquired from UOS, one unit is in dry-dock under-going activation repair and the other unit is currently inactive.  Trade for this segment is primarily driven by coal, petroleum coke, phosphate rock, sulphur and fertilizer.

    We own all of the aforementioned vessels with the exception of the molten sulphur carrier, which we sold under a sale/leaseback arrangement in November 2012, with a buy back option in 2017. For more information on our Sale/Leasebacks see Note M and under Contractual Obligations and Other Commitments on page 51.

    Pure Car Truck Carriers:  Under our Pure Car Truck Carriers segment, we deploy seven Pure Car/Truck Carriers (“PCTC’s”), six of which are U.S. Flag vessels and one of which is an International Flag vessel.  These vessels transport all types of vehicles, from fully assembled passenger cars to construction machinery and equipment, allowing for the efficient loading of large numbers of vehicles on multiple internal decks. This segment is an aggregation of the seven PCTC’s from our former Time Charter Contracts – U.S. Flag and Time Charter Contracts – International Flag segments.

    All of our PCTC’s operate under time charters.  Under these contracts, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses.  In addition to contractually fixed time charter hire income, we also earn from time to time supplemental voyage income as a result of chartering our U.S. Flag PCTC’s for the carriage of supplemental cargo when available.

    We have operated PCTC’s since 1986 when we entered into contracts with Toyota and Honda.  We own the one International Flag PCTC, which was delivered from the shipyard in 2010, and is employed on a long-term time charter contract. We own three of the six U.S. Flag PCTC’s and lease the other three U.S Flag PCTC’s, with buy back options in 2015, 2018 and 2019.

    Dry Bulk Carriers: Our modern, diversified bulk carrier fleet ranges in size, design and classification from an 8,028 metric deadweight ton Mini-Bulk Carrier to a 170,578 metric deadweight ton Capesize Bulk Carrier.  Our Dry Bulk vessels carry a wide variety of cargoes, including iron ore, coal, agricultural, steel, chemical and forest products.

    The vessels which we deploy in this segment include one Capesize Bulk Carrier and one Handymax Bulk Carrier, which we own, that are part of revenue-sharing agreements with European partners, and five Handysize Bulk Carriers, three of which we own and two of which we time charter, that are part of another revenue-sharing agreement.  Under these revenue-sharing agreements, we and the other participating vessel owners receive monthly distributions of net cash flow from voyage profits based on a participating vessel’s performance capability compared with other participating vessels in the revenue-sharing agreement.

    Our Dry Bulk Carriers segment also includes 14 Mini-Bulk carriers in which we own a 25% shareholding interest through two unconsolidated entities. In 2009, we acquired a 25% shareholding interest in eight of these Mini-Bulk carriers for $6.25 million.  In 2010, we acquired a 25% shareholding interest in two more of these Mini-Bulk carriers for $3.9.  In January 2013, we acquired a 25% shareholding interest in four more of these Mini-Bulk carriers, giving us a 25% investment in a total of fourteen Mini-Bulk carriers.  These Mini-Bulkers are deployed in the spot market or on short to medium term time charters.  We believe these arrangements expand our global commercial and operational network.

    Rail-Ferry:  Our Rail-Ferry segment uses our two Roll-on/Roll-off Special Purpose double-deck vessels, which carry loaded rail cars between the U.S. Gulf Coast and Mexico in regularly scheduled waterborne rail service.  The service provides departures every four days from Mexico and the U.S. Gulf Coast, respectively, for a three-day transit between ports. Since 2007, we have conducted these operations out of our new terminal in Mobile, Alabama and a terminal in Coatzacoalcos, Mexico, which we upgraded in 2007 to accommodate the vessels’ newly-installed second decks that doubled their carrying capacity.  We own a 49% interest in Terminales Transgolfo, S.A. de C.V., which owns and operates the rail terminal in Coatzacoalcos, Mexico.

    We believe this unique service provides a cost effective alternative route for shippers between Mexico and the Eastern United States providing more efficient direct service and the option of not crossing the Texas-Mexican border. Trade for this segment is primarily driven by commodities such as forest products, sugar, metals, minerals, plastics and chemicals.

    In August 2012, we acquired two related businesses that own and operate a certified rail-car repair facility near the port of Mobile, Alabama.  For further information on this acquisition, see Note B of this report. We plan to continue to use these businesses to service and repair third party customers as well as rail-cars that are transported via our Rail-Ferry vessels. We believe this acquisition allows us to integrate two established services and retain revenue and profits related to the cleaning and repairs of rail-cars that were previously contracted to a third party.

    Specialty Contracts:  Our Specialty Contracts segment is comprised of vessels not otherwise described above, operating under unique contracts and constitutes the remainder of our former Time Charter Contracts – U.S. Flag and Time Charter Contracts – International Flag segments.  This segment includes (i) two Container vessels which are on time charter to another shipping company, (ii) two Multi-Purpose vessels, two Tankers, and three Container vessels which service our long-term contract since 1995 to transport fuel and supplies for an Indonesian mining company, (iii) one time chartered Multi-Purpose vessel which is time chartered to a large industrial customer, and (iv) one Multi-Purpose Ice Strengthened vessel deployed in the spot market. For several years prior to February 2012, we operated three Roll-on/Roll-off vessels under contract to the U.S. Navy’s Military Sealift Command that was not renewed.

    Other: This segment consists of operations that include ship and cargo charter brokerage and agency services provided to unaffiliated companies and our operating companies, and other specialized services provided to our operating subsidiaries.  These services facilitate our operations by allowing us to avoid reliance on third parties to provide these essential services.  Also reported within this segment are corporate-related items, and income and expense items not allocated to our other reportable segments.

Business Strategy

    We operate a diversified fleet of U.S. and International Flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers. We seek to deploy our fleet primarily under medium to long-term time charter contracts or contracts of affreightment. Our current fleet enables us to serve niche markets with diverse cargo needs. Our business strategy focuses on identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, maintaining a diverse portfolio of medium to long-term contracts, and maintaining strong relations with our long-standing customer base by providing quality transportation services.  From time to time, we deploy our vessels under short-term arrangements, particularly when we believe that more attractive opportunities could arise in the future.

History

    Our Company was originally founded as Central Gulf Steamship Corporation (“Central Gulf”) in 1947 by the late Niels F.  Johnsen and his sons, Niels W. Johnsen and Erik F. Johnsen, both of whom served as past CEOs and former directors prior to their retirements.  Central Gulf was privately held until 1971 when it merged with Trans Union Corporation.  In 1978, International Shipholding Corporation was formed to act as a holding company for Central Gulf, LCI, and certain other affiliated companies in connection with the 1979 spin-off by Trans Union of our common stock to Trans Union’s stockholders.  In 1986 we acquired the assets of Forest Lines, in 1989 we acquired Waterman and in late 2012 we acquired UOS.  Since our spin-off from Trans Union, we have continued to act solely as a holding company, and our only significant assets are the capital stock of our subsidiaries.

Competitive Strengths

    Diversification.  Our strategy for many years has been to seek and obtain contracts that provide predictable cash flows and contribute to a diversification of operations.  These diverse operations vary from chartering vessels to the United States government, to chartering vessels to a wide range of commercial customers for the transport of a broad range of products, including automobiles, coal, minerals, paper, steel, wood products, mining supplies, molten sulphur and standard size railroad cars.

    Predictable Operating Cash Flows. Our operations have historically generated cash flows sufficient to cover our debt service requirements and operating expenses, including the recurring drydocking requirements of our fleet.  For the years ending December 31, 2012 and December 31, 2011, approximately 60% and 63%, respectively, of our revenues were generated from fixed contracts. The length and structure of our contracts, the creditworthiness of our customers, and our diversified customer and cargo bases all contribute to our ability to consistently meet such requirements in an industry that tends to be cyclical in nature.  Our medium to long-term time charters provide for a daily charter hire rate that is payable whether or not the charterer utilizes the vessel.  These time charters require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and in some cases include cost escalation features covering certain of our expenses.  In addition, our contracts of affreightment guarantee a minimum amount of cargo for transportation.  Our cash flow from operations was approximately $9.7 million, $46.3 million, and $64.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, after deducting cash used for drydocking payments of $11.3 million, $6.8 million and $2.5 million for each of these years, respectively.

    Longstanding Customer Relationships. Historically, we have maintained strong relationships with a variety of creditworthy customers for many years.  Substantially all of our current cargo contracts and time charter agreements are renewals or extensions of previous agreements.  In recent years, we have been successful in winning extensions or renewals of a substantial majority of all of our contracts.  We believe that our longstanding customer relationships are in part due to our excellent reputation for providing quality specialized maritime service in terms of on-time performance, minimal cargo damage claims and reasonable time charter and freight rates.

   Experienced Management Team.  Our management team has substantial experience in the shipping industry.  Our Chief Executive Officer, President, and Chief Financial Officer have over 111 years of collective experience with our Company.  We believe that the experience of our management team is important to maintaining long-term relationships with our customers.

Marketing

    We maintain marketing staffs in New York, Mobile, Tampa, Singapore, and Shanghai and a network of marketing agents in major cities around the world who market our time charter and contracts of affreightment services.  We market our Rail-Ferry Service under the name “CG Railway.”  We market our remaining transportation services under the brand names Central Gulf Lines, Waterman Steamship, East Gulf Shipholding, and U.S. United Ocean Services.  We advertise our services in trade publications in the United States and abroad.

Insurance

           We maintain protection and indemnity (“P&I”) insurance to cover liabilities arising out of our ownership and operation of vessels with the Standard Club Europe Ltd., which is a mutual shipowners’ insurance organization commonly referred to as a P&I club.  The club is a participant in and subject to the rules of its respective international group of P&I associations.  The premium terms and conditions of the P&I coverage provided to us are governed by the rules of the club.

    We maintain hull and machinery insurance policies on each of our vessels in amounts related to the value of each vessel.  This insurance coverage, which includes increased value, is maintained with a syndicate of hull underwriters from the U.S., British, Dutch, Japanese and French insurance markets.  We maintain war risk insurance on each of our vessels in an amount equal to each vessel’s total insured hull value.  War risk insurance is placed through U.K. insurance markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the P&I club.  Our war risk insurance also covers liability to third parties caused by war or terrorism, but does not cover damages to our land-based assets caused by war or terrorism. (See Item 1a., Risk Factors, for a description of material risks relating to terrorism).

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

    Insurance premiums for the coverage described above vary from year to year depending upon our loss record and market conditions.  In order to reduce premiums, we maintain certain deductible and co-insurance provisions that we believe are prudent and generally consistent with those maintained by other shipping companies.  Certain exclusions under our insurance policies could limit our ability to receive payment for our losses. (See Note H – Self-Retention Insurance).

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

    The Jobs Creation Act also provided for the deferred recognition of taxable income from shipping operations of Controlled Foreign Corporations until that income is repatriated.  Our plan is to indefinitely re-invest our foreign earnings, and accordingly we have not provided deferred taxes against those earnings.  The principal reasons for this position are as follows: maintenance of foreign flag fleet, future expansion of foreign flag fleet and U.S. Flag fleet’s operating cash flow needs are adequately met by its operations.

    The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the active financing exception from Subpart F income.  The extension was retroactive from January 1, 2012 through December 31, 2013.  For 2012, the Company has reflected its active financing income as a reduction to its current year U.S. net operating loss.  During the first quarter of 2013, we will increase our U.S. net operating loss carryforward $1,971,000 to reflect the retroactive application of the new law. (See Note J – Income Taxes).

    During 2010 the deferred tax assets created by the continued losses of the U.S. filing group resulting in the Company moving to an overall net deferred tax asset position.  Based on the below factors, it was determined that the establishment of a valuation allowance was warranted.  The valuation allowance was recorded, with the net deferred tax asset being reduced to zero as of December 31, 2010.  The Company’s position has not changed during 2012 and the valuation allowance remains in effect as of December 31, 2012, with the net deferred tax asset remaining at a zero balance.  The establishment of the valuation allowance results in a higher effective tax rate for 2012, 2011, and 2010.
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

    Notwithstanding the above information, the recent acquisition of UOS will result in the Company changing its assessment of the realization of its deferred tax assets to a more likely than not position.  If such a change were to happen, it would result in the Company’s recognition of these tax benefits.

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

    On October 8, 1996, Congress adopted the Maritime Security Act of 1996, which created the Maritime Security Program (MSP) and authorized the payment of $2.1 million per year, per ship for 47 U.S. Flag ships through the fiscal year ending September 30, 2005.  This program eliminated the trade route restrictions imposed by the previous federal program and provides flexibility to operate freely in the competitive market.  On December 20, 1996, Waterman entered into four MSP operating agreements with the United States Maritime Administration (“MarAd”), and Central Gulf entered into three MSP operating agreements with MarAd.  We also participate in the Voluntary Intermodal Sealift Agreement (“VISA”) program administered by MarAd.  Under this VISA program, and as a condition of participating in the MSP, we have committed to providing vessel capacity for the movement of military  cargoes in times of war or national emergency.  By law, the MSP is subject to annual appropriations from Congress.  In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP participants, such as Waterman and Central Gulf, to re-flag their vessels under foreign registry expeditiously.  In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all made effective on October 1, 2005.  Authorized annual payments per fiscal year for each vessel for the current MSP program were $2.9 million for years 2009 to 2011, and $3.1 million for years 2012 to 2015, subject to annual appropriation by the Congress, which is not assured.  On October 15, 2004, Waterman and Central Gulf each filed applications to extend their MSP operating agreements for another ten years through September 30, 2015, all seven of which were effectively grandfathered in the MSP reauthorization.  Simultaneously, we offered an additional ship for participation in the MSP.  On January 12, 2005, MarAd awarded Central Gulf four MSP operating agreements and Waterman four MSP operating agreements, effective October 1, 2005, for a net increase of one MSP operating agreement.  On January 7, 2011, the President signed into law legislation that extended the MSP under its current terms and conditions through September 30, 2025.  The terms of the MSP contracts of Waterman and Central Gulf currently run though September 30, 2015.  On January 2, 2013, the President signed into law the National Defense Authorization Act for any Fiscal Year 2013 which included a comprehensive reauthorization of the Maritime Security Program. Under the new law, all current MSP contractors, including Waterman and Central Gulf, will be offered the opportunity by MarAd to extend their current contracts through September 30, 2025. Authorized annual payments per fiscal year for each vessel under this new law, commencing October 1, 2015, will be $3.1 million for years 2015 to 2018, $3.5 million for years 2019 to 2021, and $3.7 million for years 2022 to 2025.

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

    Our Jones Act and PCTC segments primarily include medium and long-term contracts with long standing customers.  With the acquisition of UOS, we believe we have attained a competitive advantage by strengthening our position in the domestic coastal trade and by having the largest Jones Act dry bulk carriers by capacity. While our U.S. Flag PCTC’s operate worldwide in markets where International Flag vessels with foreign crews predominate, we believe that our U.S. Flag PCTC’s can compete effectively in obtaining renewals of existing contracts if we are able to continue to participate in the MSP and continue to receive cooperation from our seamen’s unions in controlling costs.

    Our Rail-Ferry segment faces competition principally from companies who transport cargo over land rather than water, including railroads and trucking companies that cross land borders.

    In our Dry Bulk Carriers segment we are part of two revenue-sharing agreements with two separate European partners. The vessels in the revenue sharing agreements are employed under short term and spot market basis. In addition, to augmenting our worldwide offices, we believe these partnerships expand our global commercial and operational network.

Contracts

    We derive a substantial portion of our revenue under medium to long-term contracts, including time charters and contracts of affreightment.

    Time charters are marine transportation contracts under which we retain operating control over the vessel, but our charterer obtains the right for a specified period to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate.  Under these contracts, we typically fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses.

    Contracts of affreightment are marine transportation contracts by which we undertake to provide space on our vessels for the carriage of specified goods or a specified quantity of goods on a single voyage or series of voyages over a given period of time, generally at our cost, between named ports or within certain geographical areas in return for the payment of an agreed amount per unit of cargo carried.

Employees

    As of December 31, 2012, we employed approximately 403 shipboard personnel and 158 shoreside personnel.  We consider relations with our employees to be excellent.

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

Risks Related To Our Business

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

    Beginning in 2008, our revenues and gross voyage profits benefited from significant increases in the volume of supplemental cargoes carried by our vessels.  These supplemental cargoes peaked during the fourth quarter of 2009, and decreased substantially thereafter until recently stabilizing at levels comparable to pre-2008.  If our supplemental cargo volumes continue to decrease, the revenues and gross voyage profits from our incumbent operations will be negatively impacted.

We may not be able to renew our time charters and contracts when they expire at favorable rates or at all.

    During the year ended December 31, 2012, we received approximately 60% of our revenue from time charters and fixed contracts.   However, there can be no assurance that any of these charters or contracts, which are generally for periods of one year or more, will be renewed.

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

    Currently we deploy over 40% of our vessels in the spot market, where rates are typically volatile and subject to short-term market fluctuations.  The spot market for marine transportation services is highly competitive, and charter rates for most dry cargo vessels in the spot market are currently low in relation to historical rates over the past couple of decades.  If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit.  Moreover, to the extent our vessels are employed in the spot market voyage contracts, both our revenue from vessels and our operating costs will likely be more significantly impacted by increases in fuel costs.

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

    For the years ended December 31, 2011 and 2012, we derived 34% and 41% of our revenues, respectively, from contracts with various agencies or departments of the U.S. government.  Likewise, we derived 15% and 15.3% of our revenues for the same periods, respectively, from contracts with one company which time charters our PCTC’s.  Similarly, in 2011 and for the eleven months prior to our acquisition of UOS on November 30, 2012, UOS derived over half of its revenues for each respective period from contracts with Tampa Electric and Mosaic (which percentage has increased since October 2012 due to the settlement of litigation that for the prior two years had halted the shipment of a portion of the cargoes carried for on of these key customers.).  Our inability or failure to continue to employ our newly-acquired and incumbent vessels at rates comparable to those historically earned from these customers, the loss of any of these customers or the failure to charter these vessels otherwise in a reasonable period of time or at all could adversely affect our operations and performance.

    Although our customers generally include leading international companies and governmental agencies such as the customers referenced above, we are unable to assure you that these customers will continue to contract with us on similar terms, or will not decide to contract with our competitors, or will decide to perform their shipping functions themselves.

Economic conditions, a prolonged economic downturn, economic uncertainty, an increase in trade protectionism or a change in trade patterns in the markets where we operate may have a material adverse effect on our business, financial condition and results of operations.

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

    The demand for our transportation services is also exposed to the risk that increases in trade protectionism or changes in trade patterns will adversely affect our business. If global economic conditions remain slack and uncertain, governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing the demand for shipping. Similarly, if changes in production costs or other factors cause manufacturing companies to continue to locate a greater share of their production facilities nearer to their consumers demand for our shipping services could be further depressed. Either of these could have a material adverse effect on our financial condition, results of operations, ability to pay dividends and future prospects.

If Congress does not make sufficient appropriations under the National Defense Authorization Act for any Fiscal Year, we may not continue to receive certain payments.

    If Congress does not make sufficient appropriations under the National Defense Authorization Act for Fiscal Year 2013 in any fiscal year, we may not continue to receive annual payments with respect to certain of our U.S. Flag vessels that we have committed to the federal government under the U.S. Maritime Security Program.  Under this program, which is currently in effect through 2025, each participating vessel received annual payments of $2.9 million in 2011 and $3.1 million in 2012, and is scheduled to receive our annual payment of $3.1 million in 2013.  As of December 31, 2012, eight of our vessels operated under contracts issued under this program.  Since payments under this program are subject to annual appropriations by Congress and are not guaranteed, we cannot assure that we will continue to receive these annual payments, in full or in part.

We cannot assure that we will be able to comply with all of our loan covenants.

    All of our credit agreements impose restrictions on our business and require us to comply with various loan covenants.  The restrictions these covenants place on us include limitations on our ability to: (i) consolidate or merge; (ii) incur new debt; (iii) engage in transactions with affiliates; (iv) create liens or permit them to exist on our assets; and (v) directly invest in assets other than vessels.  These agreements also require us to comply with various financial covenants, including covenants that stipulate minimum levels of net worth, working capital and earnings, and maximum levels of debt and debt leverage.  Our ability to satisfy these and other covenants depends on our results of operations and ability to respond to changes in business and economic conditions.  Several of these matters are beyond our control or may be significantly restricted, and, as a result, we may be prevented from engaging in transactions that otherwise might be considered beneficial to us and our stockholders.

    While we currently believe that we have available options to prevent or mitigate any covenant breaches, we cannot assure that we will be able to implement them timely or at all, or that they will enable us to meet all of our current covenants.  In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances, we believe we can continue to fund our working capital and routine capital expenditure needs through cash flow from operations or accessing available lines of credit. For further detailed information on our compliance with our financial covenants as of December 31, 2012, see below in this report “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Covenants.”

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

    A portion of our shipping operations and substantially all of the shipping operations we acquired from UOS are conducted in the U.S. coastwise trade. Under U.S. federal laws known as the “Jones Act,” this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under U.S. Flag.  Our failure to comply with these restrictions could subject us to severe penalties, including the permanent loss of the right to engage in U.S. coastwise trade.  If the Jones Act were repealed, substantially amended or waived, it could potentially result in additional competition from vessels built in generally lower-cost foreign shipyards and owned and manned by foreign nationals, which could have an adverse effect on our business, results of operations and financial condition. We cannot assure you that the Jones Act will not be repealed or modified in a way that would be detrimental to our business.

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

    Over the past several years, piracy attacks on merchant ships have remained high, particularly in the Gulf of Aden and off the East Coast of Africa.  Our industry is a sector of the economy that we believe is particularly likely to be adversely impacted by the effects of political instability, terrorist attacks, war, international hostilities or piracy.  In addition, we conduct operations in Indonesia, Southern Mexico, West Africa, Arabian Gulf, and other areas that are particularly likely to be exposed to the risk of these potential adverse effects.

The market value of vessels fluctuates significantly, which could adversely affect our liquidity, result in breaches of our financing agreements or otherwise adversely affect our financial condition.

    The market values of vessels fluctuate over time.  The fluctuation in market value of vessels over time is based upon various factors, including:

•	the age of the vessel;

•	general economic and market conditions affecting the ocean transportation industry, including the demand for cargoes and the availability of vessel financing;

•	the number of vessels in the world fleet;

•	the types and sizes of vessels available;

•	changes in trading patterns or trading routes that affect demand for particular sizes and types of vessels;

•	the cost of vessels under construction and scrap prices;

•	prevailing levels of time charter and voyage rates;

•	changes in regulation or competition from other shipping companies and other modes of transportation; and

•	technological advances in vessel design and propulsion.

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

    In addition, accounting pronouncements require that we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Measurement of the impairment charge is based on the fair value of the asset as provided by third parties as compared to its carrying value.  In this respect, management regularly reviews the carrying amount of our vessels in connection with the estimated recoverable amount for each vessel.  Such reviews may from time to time result in asset write-downs that could adversely affect our financial condition and results of operations.  For information on the impairment charge we recognized in 2010 in connection with our Rail-Ferry segment, see “– Our Rail-Ferry segment has a history of losses, and we can give no assurances as to its future profitability.”

As a holding company with no operations of our own, we rely on payments from our operating companies to meet our obligations.

    As a holding company without any material assets or operations, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and the distribution of those earnings to us or upon loans or other payments of funds by those subsidiaries to us.  As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt, or to declare and make dividend payments to the holders of our securities.  The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our respective obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. Additionally, our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us, or, subject to limited exceptions for tax-sharing purposes, to make any funds available to us to pay dividends or to repay our debt or other obligations.  Our rights to receive assets of any subsidiary upon its liquidation or reorganization will also be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors.

Our business and financial alternatives could be constrained by our current obligations and any future borrowings.

    As a result of additional borrowings or operating leases we incurred to finance the UOS acquisition, we have become more leveraged.  See our Consolidated Balance Sheets on page F-5.  In addition to the liabilities recorded on our consolidated balance sheets as of December 31, 2012, we owe substantial amounts under our long-term operating leases.

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

We cannot assure you that our access to the public debt and equity markets will remain free of disruptions.

    In the future, we may consider selling debt and/or equity securities to raise additional funds, including to refinance a portion of our maturing debt.  Our ability to arrange any such financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  Prevailing market conditions could be adversely affected by the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad.  As a result, we cannot assure that we will be able to obtain additional financing on terms acceptable to us or at all.  Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.

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

    The average age of the vessels in our fleet that we own or lease, excluding our UOS vessels, is approximately 12 years (nine years if our partially-owned Mini Bulk Carriers built in 2010 and 2011 are included in the average).  The average age of our UOS vessels actively providing services is approximately 32 years (which reflects the longer vessel lives typically associated with vessels deployed in U.S. coastwise trade).  See below in this report “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary– Overview of Fleet.”  In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase and become more difficult to estimate with accuracy as the age of the vessel increases. Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets. In addition, changes in governmental regulations, compliance with classification society standards and customer requirements or competition may require us to make additional expenditures for alterations or the addition of new equipment.  In order to make such alterations or add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues. Expenditures such as these may also require us to incur additional debt or raise additional capital. There can be no assurance that market or general economic conditions will enable us to replace our existing vessels with new vessels, justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

Our Rail-Ferry Segment has a history of losses, and we can give no assurances as to its future gross voyage profitability.

    This service began operating in February of 2001 and in the past has been unprofitable every year with the exception of 2008, 2011, and 2012.  In 2009, the worldwide economic downturn negatively impacted the volumes and cargo rates for this service, especially on its northbound route to the U.S.  As a result of a reduction in future anticipated cash flows generated by this service, we recognized a non-cash impairment charge of $25.4 million in the third quarter of 2010 to reduce the carrying value of these assets to their estimated fair value. With the reduced capital cost and an increase in cargoes, this segment was profitable for the last two years.  We cannot assure that this service will be operated profitably in the future.

We are subject to the risk of continuing high prices, and increasing prices, of the fuel we consume in our Rail-Ferry segment, Jones Act segment and Revenue Sharing Agreements

    We are exposed to commodity price risks with respect to fuel consumption under our contracts of affreightment, our rail-ferry service and our revenue-sharing agreements based on the number of voyage contracts concluded by the participating vessels.  We can give no assurance that we will be able to offset higher fuel costs due to the competitive nature of these operations.  Although we currently have some fuel surcharges in place, a material increase in current fuel prices that are not covered by fuel surcharges or that we cannot recover through fuel cost surcharges could adversely affect our results of operations and financial condition.

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

    Our business and the operation of our vessels are subject to extensive international, national and local environmental, health and safety laws in the jurisdictions in which our vessels operate, as well as in the country or countries of their registration.  Compliance with these laws and regulations can be costly.  Failure to comply with these laws and regulations may result in penalties, sanctions or, in certain cases, the ultimate suspension or termination of our operations.  Litigation initiated by an environmental advocacy group recently suspended a portion of UOS’s operations for approximately two years, and it is possible that similar suits could interrupt the operations of our incumbent or newly-acquired vessels.

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

    The hull and machinery of every commercial vessel must be classed by an international classification society authorized by its country of registry, as well as being subject to survey and inspection by shipping regulatory bodies. The international classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention.

    Due to the age of several of our vessels, the repairs and remediations required in connection with  classification society surveys and inspections may be extensive and require significant expenditures. Additionally, until such time as certain repairs and remediations required in connection with such surveys and inspections are completed (or if any vessel fails such a survey or inspection), the vessel may be unable to trade between ports and, therefore, would be unemployable. Any such loss of the use of a vessel could have an adverse impact on our financial condition and results of operations, and any such impact may be material.

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

The operation of our vessels are subject to various inherent risks, including:

•	catastrophic marine disaster;

•	adverse weather conditions;

•	mechanical failure;

•	collisions;

•	hazardous substance spills;

•	seizure or expropriation of our vessels by governments, pirates, combatants or others; and

•	navigation and human errors.

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

As of December 31, 2012, all of our U.S. shipboard personnel were unionized employees covered by collective bargaining agreements.

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

We may be required to contribute cash to meet our obligations under certain multi-employer pension plans and may have exposure if we terminate our participation in these plans.

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

Significant delays, cost overruns and failure to timely deliver new vessels we have committed to service our customers could adversely affect us in several ways, including delaying the implementation of our business strategies or materially increasing our cost of servicing our commitments to our customers.

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

As of March 1, 2013, two of our current directors, Niels M. Johnsen and Erik L. Johnsen, and their respective family members and affiliated entities, beneficially owned an aggregate of 21.9% of our common stock.  Niels M. Johnsen and Erik L. Johnsen are also executive officers of the Company, and their respective fathers are former executive officers.  Erik F. Johnsen, father to Erik L. Johnsen, continued to provide consulting services to us  through December 31, 2011, and served as a director through April 25, 2012.  As a result, the Johnsen family may have the ability to exert significant influence over our affairs and management, including the election of directors, delaying or preventing a change of control transaction, and effecting other corporate actions requiring stockholder approval.

We have a Yen-denominated loan and volatility in the USD/Yen exchange rate could cause material adjustments to the earnings we report each quarter.

We have a Yen-denominated loan of Yen 3,650,806,027 which at December 31, 2012, the remaining outstanding balance of which equated to a USD $42.1 million liability at a USD/Yen exchange rate of 86.74.  As described further in our periodic SEC reports, current accounting guidelines require us to record adjustments to our earnings each quarter based on the impact that changes in exchange rates have on our liability under this loan.  Volatility in the USD/Yen exchange ratios could cause material adjustments to the earnings we report each quarter.

Because some of our expenses are incurred in foreign currencies, we are exposed to exchange rate risks.

While we incur most of our expenses in U.S. dollars, we have in the past incurred operating expenses in other currencies, most notably the Mexican Peso and Indonesian Rupiah. Declines in the value of the U.S. dollar relative to the currencies in these jurisdictions, or other currencies in which we may in the future incur expenses, would increase the U.S. dollar cost of paying these expenses and thus would adversely affect our results of operations.

We selectively enter into hedging derivative contracts, which can result in higher than market interest rates and charges against our income.

In the ordinary course of our business, we are exposed to foreign currency, interest rate and commodity price risks.  From time to time, we utilize derivative financial instruments including interest rate swap agreements and forward exchange contracts, and in the past we have also utilized commodity swap agreements to manage certain of these exposures.  We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation.  We neither hold nor issue financial instruments for trading purposes.  Nevertheless, even though our hedging strategies are designed to manage our exposure to interest rate fluctuations, entering into swaps and forward exchange contracts is inherently risky.  The derivative strategies that we employ in the future may not be successful or effective, and we could, as a result, incur substantial additional interest costs or charges against our income.  For further information, see “Item 7a – Quantitative and Qualitative Disclosure About Market Risk”.

Loss of our senior management or other key personnel could have an adverse effect on our business, financial condition and results of operations.

Our future success will depend, in significant part, upon the continued services of our senior management team and other key personnel, especially those of our Chief Executive Officer, President, and Chief Financial Officer, who have substantial experience in the shipping industry and over 111 years of collective experience with us. We believe that the experience of our senior management team is a vital component to maintain long-term relationships with our customers.  Similarly, UOS’ senior management team will be integral to maintaining long-term relationships with UOS’ key customers.  The loss of the services of any of these individuals could adversely affect our future operating results, and we may have to incur significant costs to find sufficient replacements for them, if available.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  For a discussion of our critical accounting policies, see below in this report ”Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” If future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

See “– Risk Factors Related To Our Business – We are subject to the control of our principal stockholders,” the Johnsen family beneficially owns a substantial portion of our common stock.  These provisions and circumstances could deter a third party from tendering for the purchase of some or all of our shares. These provisions and circumstances may have the effect of impeding, delaying or preventing changes of control of the ownership and management of ISH, even if such transactions would have significant benefits to our stockholders.

Risks Related To Our Dividends

We cannot assure you that quarterly dividends on, or any other payments in respect of, our Series A Preferred Shares will be made timely or at all.

For the reasons noted below, we cannot assure you that we will be able to pay quarterly dividends on our common stock at the current rate, timely or at all. Likewise,we cannot assure you that we will be able to pay quarterly dividends on, or make other payments in respect of, our Series A Preferred Shares timely at all.  Quarterly dividends on our common stock and the Series A Preferred Shares will be paid from funds legally available for such purpose when, as and if declared by our board of directors.  You should be aware that certain factors may influence our decision, or adversely affect our ability, to pay dividends on our common stock or our Series A Preferred Shares, including, among other things:

•
the amount of our available cash or other liquid assets, including the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to generate and lawfully transfer cash to us;

•
circumstances that impact our future financial position or performance, including changes in vessel deployment or vessel rates, changes in our costs, the number of unscheduled off-hire days for our fleet, the number of days required for dry-docking of our vessels, prevailing global and regional economic and political conditions, and the effect of governmental regulations and maritime self-regulatory organization standards on the conduct of our business;

•	our ability to service and refinance our current and future indebtedness;

•	changes in our cash requirements to fund capital expenditures, acquisitions or other operational or strategic initiatives;

•	changes in the basis of taxation of our activities in various jurisdictions;

•	our ability to borrow or raise additional capital to satisfy our capital needs;

•	restrictions imposed by our existing, or any future, credit facilities, debt securities or leases, including restricted payment and leverage covenants ; and

•
limitations on cash payments to shareholders under Delaware law, including limitations that require dividend payments be made out of surplus or, subject to certain limitations, out of net profits for the then-current or preceding year in the event there is no surplus.

Based on its evaluation of these and other relevant factors, our board of directors may, in its sole discretion, decide not to declare a dividend on our common stock or our Series A Preferred Shares for any quarterly period for any reason, regardless of whether we have funds legally available for such purposes. Holders of our common stock should be aware that terms of our Series A Preferred Shares further limit our ability, under certain circumstances, to make dividend or other payments in respect of our common stock.

Risks Relating to Our Recent Acquisition of UOS

We may be unable to successfully integrate UOS’s business and realize the anticipated benefits of the acquisition.

We are operating UOS as a separate subsidiary managed by its pre-acquisition management team. We have been devoting significant management attention and resources to integrating the business practices and operations of UOS with our operations.  Potential difficulties that we may encounter in the integration process include the following:

•	lost sales if customers decide not to do business with us;

•	the failure to retain key employees; and

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with the acquisition.

For all these reasons, you should be aware that it is possible that the integration process could distract our management or disrupt our ongoing business, which could in turn adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results.

We expect to incur integration expenses related to the UOS acquisition.

We have incurred and expect to continue to incur certain expenses in connection with integrating many of UOS’s operations, policies and procedures with ours. These expenses include wage and benefit increases necessary to integrate UOS’s non-union personnel into our unions. While we have assumed that a certain amount of integration expenses will continue to be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these expenses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Vessels

Of the 50 ocean-going vessels operating in our fleet at March 1, 2013, twenty were 100% owned by us, fourteen were 25% owned by us, eleven were leased, bareboat chartered or time chartered by us, and five were operated by us under operating contracts.

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

Certain of the vessels owned by our subsidiaries are mortgaged to various lenders to secure such subsidiaries’ long-term debt (See Note G - Long-Term Debt).

Other Properties

We lease our corporate headquarters in Mobile, Alabama, our administrative, sales and chartering office in New York, our administrative office in Tampa, and our agency and chartering office in Shanghai.  In 2012, the aggregate annual rental payments under these operating leases totaled approximately $1.5 million.

ITEM 3.  LEGAL PROCEEDINGS

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims against us are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure. (For additional information, See Note L – Commitments and Contingencies.)

In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters.  While the outcome of such claims cannot be predicted with certainty, we believe that our insurance coverage and reserves with respect to such claims are adequate and that such claims should not have a material adverse effect on our business or financial condition. (For additional information, See Note L – Commitments and Contingencies.)

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
Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is listed on the New York Stock Exchange and is traded under the symbol ISH.  The following table sets forth the high and low sales prices, along with the quarterly dividends, for each of the quarters indicated.

2011	High	Low	Dividends Paid

1st Quarter	$27.11	$22.30	$0.375/Share
2nd Quarter	26.39	19.87	$0.375/Share
3rd Quarter	22.01	16.54	$0.375/Share
4th Quarter	21.23	16.66	$0.375/Share

			Dividends
2012	High	Low	Paid

1st Quarter	$23.41	$18.83	$0.25/Share
2nd Quarter	24.11	17.78	$0.25/Share
3rd Quarter	20.54	16.23	$0.25/Share
4th Quarter	17.73	13.00	$0.25/Share

 As described in greater detail in Item 1A of this report, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

As of March 1, 2013, there were approximately 362 stockholders of record of our common stock.  As of March 1, 2013, the closing stock price of our common stock was $18.65.

Performance Graph

The following graph compares the cumulative total shareholder return of our Common Stock to that of the S&P 500 Index and an Industry Peer Group (which consists of Diana Shipping Inc., Kirby Corporation, and Eagle Bulk Shipping Inc.) for the Company's last five fiscal years.

*Assumes $100 invested at the close of trading on the last trading day in 2007 in ISH common stock, the S&P 500, and the Industry Peer Group.  Also assumes reinvestment of dividends.

	December 31,
	2007	2008	2009	2010	2011	2012

ISH --♦--	$100.00	$119.00	$158.53	$138.02	$109.12	$102.27
S&P --■--	$100.00	$63.01	$79.67	$91.68	$93.62	$108.61
Peer Group --▲--	$100.00	$49.01	$56.89	$61.93	$71.54	$67.09

    In accordance with New York Stock Exchange rules, Niels M. Johnsen, our Chief Executive Officer, has certified to the NYSE that, as of May 18, 2012, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.   This certification is to be submitted to the NYSE each year no later than 30 days after our annual stockholders meeting.

    Our Chief Executive Officer and Chief Financial Officer certifications required for 2012 by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.

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

	This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.

	(All Amounts in Thousands Except Share and Per Share Data)
		Year Ended December 31,
		2012 (6)	2011 (5)	2010	2009	2008 (1)
Income Statement Data:
	Revenues (2)	$243,496	$263,196	$290,049	$379,951	$281,901
	Impairment Loss (3)	-	-	25,430	2,899	369
	Gross Voyage Profit	30,590	45,726	37,343	61,120	41,693
	Operating Income	23,971	43,609	16,183	36,270	20,279
	(Loss) Income Before Extraordinary Item
	Extraordinary Item
	Income from Continuing Operations	21,962	31,549	15,302	42,221	34,222
	Net Income Available to Common Stockholders	21,962	31,549	15,302	42,221	38,961
	Basic and Diluted Earnings Per Common Share(4):
	Net Income Available to Common Stockholders - Basic	3.05	4.42	2.14	5.84	4.67
	Net Income Available to Common Stockholders - Diluted	3.04	4.40	2.12	5.80	4.56

Balance Sheet Data:
	Working Capital	11,985	17,562	17,736	40,538	50,506
	Total Assets	637,693	666,565	543,205	496,650	434,111
	Long-Term Debt, Less Current Maturities	211,590	286,014	200,241	97,635	126,841
	Convertible Exchangeable Preferred Stock	-	-	-	-	-
	Stockholders' Investment	262,299	249,195	233,750	238,931	205,192

Other Data:
	Cash Flow from Operations	9,717	46,273	64,387	62,681	42,185
	Cash Flow from Investing Activities	80,812	(100,808)	(114,946)	(83,955)	41,434
	Cash Flow from Financing Activities	(92,098)	56,063	27,179	12,728	(45,887)
	Cash Dividends Per Share of Common Stock	1.000	1.500	1.625	2.00	0.50
	Weighted Average Shares of Common Stock Outstanding:
	Basic	7,195,606	7,131,820	7,158,439	7,224,748	7,314,216
	Diluted	7,213,288	7,176,647	7,231,178	7,282,119	7,501,555

(1)	Includes income from the sale of a Dry Bulk vessel, of which we owned a 50% share.
(2)
Starting with the filing of our Form 10-Q for the quarterly period ended March 31, 2009, we began to report our revenues and voyage expenses for our supplemental cargoes on our U.S. Flag Pure Car Truck Carriers on a gross basis. All periods presented includes a reclassification for grossing up of our revenues and voyage expenses. This reclassification does not change what we previously reported for gross voyage profit, net income or earnings per share. The reclassification applies only to the reporting of revenues and voyage expenses for carriage of our supplemental cargo on our U.S. Flag Pure Car Truck Carriers.

(3)
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

During the second quarter of 2009 we recorded a non-cash impairment loss of $2.9 million on one of our International Flag container vessels.  This charge was the result of the termination of our Time Charter agreement on the vessel upon the mutual agreement with our customer.  We agreed to the early termination in exchange for an increase in charter hire on the other International Flag container vessel remaining under timecharter.

(4)	Basic and diluted earnings per common share from continuing operations
(5)	Includes an $18.8 million gain on the other 50% interest in Dry Bulk Cape Holding, Inc.
(6)	Includes an $12.2 million gain on the sale of a vessel and a $3.8 million gain on the sale of two International Flag PCTC's.

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

Such forward-looking statements include, without limitation, statements regarding (1) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives; (2) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (3) the impact of estimated dry cargo world-wide fleet supply and  demand fundamentals on time charter and voyage rates; (4) estimated scrap values of assets; (5) estimated proceeds from selling assets and the anticipated cost of constructing or purchasing new or existing vessels; (6) estimated fair values of financial instruments, such as interest rate, commodity and currency swap agreements; (7) estimated losses under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (8) estimated losses attributable to asbestos claims or other litigation; (9) estimated obligations, and the timing thereof, relating to vessel repair or maintenance work; (10) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (11) our ability to remain in compliance with applicable regulations and our debt covenants; (12) anticipated trends in supplemental cargoes; (13) our ability to effectively service our debt; (14) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (15) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and (16) assumptions underlying any of the foregoing.

Important factors that could cause our actual results to differ materially from our expectations include our ability to:

maximize the usage of our newly-acquired and incumbent vessels and other assets on favorable economic terms, including our ability to (i) renew our time charters and other contracts when they expire; (ii) maximize our carriage of supplemental cargoes, (iii) increase the usage of our dry bulk fleet if and when market conditions improve and (iv) timely and successfully respond to competitive or technological changes affecting our markets; and

•	effectively handle our leverage by servicing and complying with each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others.

Other factors that could cause actual results to differ materially from our expectations include, without limitation:

•
changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular, including changes in the rate at which competitors add or scrap vessels;

•	industrywide changes in dry cargo voyage rates, time charter rates, vessel design, vessel utilization or vessel valuations, or in charter hire, fuel or other operating expenses;

•
the possibility that the anticipated benefits from the UOS acquisition cannot be fully realized or may take longer to realize than expected or the possibility that costs or difficulties related to the acquisition will be greater than expected; and

•
political events in the United States and abroad, including (i) election results, (ii) the appropriation of funds by the U.S. Congress, (iii) changes in laws and regulations and (iv) terrorism, piracy and trade restrictions, and the response of the U.S. and other nations to those events.

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
Revenues and expenses relating to our Rail-Ferry and Jones Act segment’s voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period.  Based on our experience, we believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other segments' voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

Vessel Lives and Depreciation

The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased, less depreciation and/or impairment charges, if applicable. We depreciate our vessels on a straight-line basis over their estimated useful lives, estimated based on the type and age of the vessel. (See Note A- Summary of Significant Accounting Policies). Depreciation is based on cost less the estimated residual salvage value. Salvage, or scrap, value is based on a vessel’s lightweight tonnage (“lwt”) multiplied by a scrap rate to compute each vessel’s salvage value. We apply an initial scrap rate equal to the average applicable scrap rates for the 36 months preceding the date the vessel is initially placed in service. An increase in the useful life of a vessel or in its salvage value would have the effect of decreasing the annual depreciation charge. On the other hand, a decrease in the useful life of a vessel or in its salvage value would have the effect of increasing the annual depreciation charge. The useful life and scrap value of all our vessels are reviewed every three years or when specific events or changes occur. Specifically, every three years the scrap value is reviewed and compared to the most recent three-year average of steel prices. The review was performed for the 2012 fiscal year with adjustments to our salvage values reflecting the latest three-year average for steel prices. See Note A for more details. If management feels an adjustment is warranted, the salvage value is adjusted based on this updated steel price. Due to the capital intensive nature of our business and our large base of depreciable assets, changes in such estimates could have a material effect on our results of operations.

Impairment of Long-Lived Assets

We review the carrying amounts of our vessels for possible impairment when events or circumstances indicate that the carrying value of a particular vessel may not be recoverable.  The carrying values of the vessels may not represent their fair market value at any point in time because the market prices of vessels tend to fluctuate with changes in charter rates, second hand vessel sales, the cost of vessels and various other factors discussed in this report.  We record impairment losses only when events occur that cause us to believe that the future cash flows for any individual vessel will be less than its carrying value.  In such instances, we would recognize an impairment charge in the period in which we determine that the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount, and the fair value is below the carrying amount.  In developing estimates of future cash flows, we must make assumptions about future charter rates, ship operating expenses, and the estimated remaining useful lives of the vessels.  These assumptions are based on historical trends as well as future expectations.  Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective.  We test our long-lived assets on an individual basis for recoverability whenever events or changes in circumstances indicate that the vessel’s carrying amount may not be recoverable.

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

Costs capitalized as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements. Major expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency are depreciated over the remaining economic life of the vessel. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized drydocking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the period of the vessel’s sale.

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

Certain foreign operations are exempt from foreign income taxation under existing provisions of the laws of those jurisdictions.  Pursuant to existing U.S. tax laws, earnings from certain foreign operations will be subject to U.S. income tax when those earnings are repatriated.  Our intention has been and remains to indefinitely re-invest $4,365,000, $24,391,000 and $12,583,000 of our 2012, 2011 and 2010 respective foreign earnings (losses excluded) in our foreign subsidiaries, and accordingly, have not provided deferred taxes against those earnings. The principal reasons for this position are as follows: maintenance of International Flag fleet, future expansion of International Flag fleet and U.S. Flag fleet’s operating cash flow needs are adequately met by its operations.

The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the active financing exception from Subpart F income.  The extension was retroactive from January 1, 2012 through December 31, 2013.  For 2012, the Company has reflected its active financing income as a $1,971,000 reduction to its current year U.S. net operating loss.  During the first quarter of 2013, the Company’s U.S. net operating loss carryforward will be increased by the $1,971,000 to reflect the retroactive application of the new law. (See Note J- Income Taxes).

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

      During 2010 the deferred tax assets created by the continued losses of the U.S. filing group resulting in the Company moving to an overall net deferred tax asset position.  Based on the above factors, it was determined that the establishment of a valuation allowance was warranted.  The valuation allowance was recorded, with the net deferred tax asset being reduced to zero as of December 31, 2010.  The Company’s position has not changed during 2012 and the valuation allowance remains in effect as of December 31, 2012, with the net deferred tax asset remaining at a zero balance.  The establishment of the valuation allowance results in a higher effective tax rate for 2012, 2011, and 2010.

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

Notwithstanding the above information, a recent acquisition could result in the Company changing its assessment of the realization of its deferred tax assets to a more likely than not position.  If such a change were to happen, it would result in the Company’s recognition of these tax benefits.

 Derivative Instruments and Hedging Activities

Under ASC Topic 815, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through Stockholders’ Equity in Other Comprehensive Income (Loss).  We currently employ, or have employed in the recent past, interest rate swap agreements and foreign currency contracts.

Pension and Postretirement Benefits

Our pension and postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by ASC Topic 715. These assumptions include discount rates, health care cost trend rates, inflation rates, rate of compensation increases, and expected return on plan assets, mortality rates, and other factors.  We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary and information as to historical experience and performance.  Differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense.

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

Business Combinations and Goodwill

We account for business combinations by using the acquisition method of accounting which requires, the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The excess of the consideration transferred over the net assets acquired is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill.  All acquisition costs are expensed as incurred and are included in the Administrative and General Expenses section of the Income Statement.

Executive Summary

Overall Strategy

We operate a diversified fleet of U.S. and International Flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, maintaining a diverse portfolio of medium to long-term contracts, and maintaining strong relations with our long-standing customer base by providing quality transportation services.

Overview

As expected, 2012 proved to be a very challenging year for most shipping companies. International dry bulk rates were reduced to historically low levels primarily due to weaker demand driven by continuing global economic uncertainties. We believe this climate of uncertainty continues to have an impact on our industry. On the supply side, overcapacity pressured ship owners to reduce their fleets and order books as prevailing charter rates were insufficient to support an adequate return on investments. In addition, companies were impacted by a reduction in funding sources as financial institutions began to tighten credit available to shipping companies, which not only drove the cost of financing higher but also led to stricter loan covenants.

Our strategy has proven to be effective. We maintain a diversified business portfolio with medium to long-term revenue streams while identifying growth opportunities as market needs change. This strategy has enabled us over the years to mitigate the cyclicality of the shipping industry.

In the first quarter of 2012, we consummated two significant transactions: the sale and leaseback of one  PCTC and the outright sale of two PCTC’s. From these two transactions we generated $133.0 million in proceeds; paid down approximately $91.0 million in debt and reacquired at a discount our previously-leased Molten Sulphur Carrier for approximately $23.0 million under an early buy-out arrangement. These transactions not only provided us with more cash but deleveraged our balance sheet for future growth.

For both the second and third quarters, we continued to recognized positive earnings and generated positive operating cash flows despite weakening in prevailing dry bulk rates. In mid-September 2012, the MSC terminated the contract which employed our ice-strengthened 2000-built Multi-Purpose vessel and redelivered the vessel. Annual revenues under this terminated contract were estimated to be approximately $8.5 million.  The vessel is currently employed under a spot market basis.

    In the fourth quarter of 2012, we acquired UOS for total consideration of approximately $115.0 million consisted of a $112.2 million cash payment and the assumption of $2.7 million in Current Liability (subject to customary working capital adjustments), making us the largest Jones Act dry bulk operator by capacity and the only operator with handysize dry bulk vessels in the coastwise trade and self-unloading barges in the Gulf of Mexico. We financed the acquisition through a combination of a bank term loan, draws on our line of credit, two sale leaseback transactions and available cash. (For further information on the acquisition of UOS, see Footnote B.) The UOS transaction was our largest corporate acquisition since we purchased Waterman in 1989.  With this acquisition, we expect an increase in our fixed revenues attributed to medium to long-term contracts from 60% of revenues in 2012 to approximately 68% of revenues in 2013. The scale and diversity of the UOS fleet provides us scheduling flexibility that is expected to enhance vessel utilization and offers customers a range of vessel types and sizes. In addition, the acquisition further solidifies our strategy of maintaining key credit worthy customers that generate stable revenues and cash flows.

Also, in the fourth quarter of 2012 we completed the sale of one of our 1994 built PCTC’s and an additional sale leaseback transaction for working capital purposes. The sale of our 1994 built PCTC positioned us to acquire a 1999-built PCTC. (For further information on the PCTC transaction see Footnote F.)

Change in Segments

Following our acquisition of UOS in late 2012, we internally restructured our business to reorganize our prior operating segments (listed below) with the following new segments:

New Segments	Prior Segments
• Jones Act	• Time Charter Contracts – U.S. Flag
• Pure Car Truck Carriers	• Time Charter Contracts – International Flag
• Dry Bulk Carriers	• Contracts of Affreightment
• Rail-Ferry	• Rail-Ferry Service
• Specialty Contracts	• Other
• Other

The new segmentation, which is effective beginning with the fourth quarter of 2012, is based primarily by the market in which the segment assets are deployed, the physical characteristics of those assets, and the type of services provided to our customers.  We believe this reorganization will better align our segment disclosures with the information now reviewed by our chief operating decision maker and believe it improves the transparency with which we communicate to our investors. All prior period data for each of our segments has been restated based on this new segmentation methodology.

2012 Consolidated Financial Performance

For the full year 2012, net income was $22.0 million, a decrease of $9.6 million as compared to full year 2011. Reflected in the 2012 results was a $16.6 million gain resulting from vessel sales in the first quarter and like-kind exchange in fourth quarter. Approximately $1.8 million of UOS Acquisition expenses have been included under the caption “Administrative and General Expenses”. Also included in the 2012 results was a $5.5 million foreign exchange gain from the weakening of the Japanese Yen against the U.S. dollar.  Reflected in the 2011 results was an $18.8 million gain resulting from our acquisition of the remaining share in Dry Bulk Cape Holding, Inc. and a foreign exchange loss of $3.1 million due to the strengthening of the Japanese Yen against the U.S. dollar. Excluding the aforementioned adjustments, net income decreased from $15.8 million in 2011 to breakeven in 2012.  Total revenues decreased from $263.2 million in 2011 to $243.5 million in 2012 primarily driven by the loss of revenues from the sale of two PCTC’s in the first quarter of 2012 and the termination of time charters supporting three U.S. Flag RO/RO vessels in the first quarter of 2012. This was partially offset by revenues generated in December of 2012 from the acquisition of UOS. Our administrative and general expenses increased $2.3 million and were directly attributable to the acquisition of UOS. Interest expense was approximately $10.4 million and remained unchanged from year to year with the UOS transaction having little effect on interest paid in 2012. Net loss from unconsolidated entities decreased from a loss of $410,000 in 2011 to a loss of $215,000 in 2012.

Balance Sheet

▪	Total cash and cash equivalents of $19.9 million at December 31, 2012

▪	Working capital (as defined below) of $12.0 million at December 31, 2012

▪	Operating cash flow of $9.7 million for the twelve months ending 2012

▪	Total dividends paid of $8.4 million in 2012

Overview of Fleet
As of December 31, 2012, our fleet consisted of 50 vessels, four of which were delivered in early 2013, and 20 of which are 100% owned directly through our wholly-owned subsidiaries.  Of these 20 vessels, 15 are employed on fixed time charters, contracts of affreightment, revenue sharing agreements or Public Law 480 contracts. Three of the remaining vessels operate in the spot voyage market or on short-term time charters, and two are inactive. For additional information on our vessels, see our chart below:

The following table lists the vessels in our fleet as of December 31, 2012. At such date, we believe the market value of each of the vessels equals or exceeds its carrying value.

INTERNATIONAL SHIPHOLDING CORPORATION
FLEET STATISTICS
December 31, 2012
		Vessels		Year Built	Business Segment (1)	Owned	Bareboat Charter/ Leased	Operating Contracts	Partially Owned	Time Chartered	Weight Carrying Capacity (MT)
1		ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	Jones Act	X					38,847
2		SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	Jones Act		X				27,678
3		DORIS GUENTHER/SHARON DEHART	ATB TUG/BARGE UNIT	1981/1973	Jones Act	X					23,314
4		PEGGY PALMER/NAIDA RAMIL	ATB TUG/BARGE UNIT	1981/1994	Jones Act	X					34,367
5		PAT CANTRELL/BETTY WOOD	ATB TUG/BARGE UNIT	1984/1973	Jones Act	X					33,529
6		GAYLE EUSTACE/BARBARA KESSEL	ITB TUG/BARGE UNIT	1977	Jones Act		X				33,220
7		MARY ANN HUDSON	BULK CARRIER	1981	Jones Act	X					37,061
8		SHEILA MCDEVITT	BULK CARRIER	1980	Jones Act	X					37,244
9		ROSIE PARIS	HARBOR TUG	1974	Jones Act	X					N/A
10		GREEN BAY	PURE CAR/TRUCK CARRIER	2007	PCTC		X				18,312
11		GREEN COVE	PURE CAR/TRUCK CARRIER	1999	PCTC		X				22,747
12		GREEN DALE	PURE CAR/TRUCK CARRIER	1999	PCTC	X					16,157
13		GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	PCTC		X				22,799
14		GREEN POINT	PURE CAR/TRUCK CARRIER	1994	PCTC	X					14,930
15		GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	PCTC	X					21,523
16		RIO GEIKE	PURE CAR/TRUCK CARRIER	2010	PCTC	X					18,701
17		BALI SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,737
18		BANDA SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,664
19		EGS CREST	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,914
20		EGS TIDE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,916
21		EGS WAVE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,916
22		HANZE GRONINGEN	HANDYSIZE BULK CARRIER	2011	Dry Bulk					X	35,000
23		INTERLINK VERITY	HANDYSIZE BULK CARRIER	2012	Dry Bulk					X	37,000
24		BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	Dry Bulk	X					170,578
25		BULK AMERICAS	HANDYMAX BULK CARRIER	2012	Dry Bulk	X					57,959
26		OSLO BULK 1	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
27		OSLO BULK 2	MINI BULK CARRIER	2010	Dry Bulk				X		8,028
28		OSLO BULK 3	MINI BULK CARRIER	2010	Dry Bulk				X		8,029
29		OSLO BULK 4	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
30		OSLO BULK 5	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
31		OSLO BULK 6	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
32		OSLO BULK 7	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
33		OSLO BULK 8	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
34		OSLO BULK 9	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
35		OSLO BULK 10	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
36		OSLO CARRIER 1	MINI BULK CARRIER	2010	Dry Bulk				X		9,300
37		OSLO CARRIER 2	MINI BULK CARRIER	2010	Dry Bulk				X		9,300
38		OSLO CARRIER 3	MINI BULK CARRIER	2011	Dry Bulk				X		9,300
39		OSLO CARRIER 4	MINI BULK CARRIER	2011	Dry Bulk				X		9,300
40		MAERSK ALABAMA	CONTAINER VESSEL	1998	SP		X				17,525
41		MAERSK CALIFORNIA	CONTAINER VESSEL	1992	SP		X				25,375
42		MARINA STAR 2	CONTAINER VESSEL	1982	SP			X			13,193
43		MARINA STAR 3	CONTAINER VESSEL	1983	SP			X			13,193
44		TERRITORY TRADER	CONTAINER VESSEL	1991	SP			X			3,183
45		FLORES SEA	MULTI-PURPOSE VESSEL	2008	SP			X			11,151
46		SAWU SEA	MULTI-PURPOSE VESSEL	2008	SP			X			11,184
47		OCEAN PORPOISE	TANKER	1996	SP	X					13,543
48		OCEAN HERO	TANKER	1996	SP			X			13,543
49		GREEN WAVE	ICE STRENGTHENED MULTI-PURPOSE VESSEL	2000	SP	X					17,381
50		ANET	MULTI-PURPOSE VESSEL	2010	SP					X	12,016
						19	6	6	14	3	1,118,977

	(1)	Business Segments:
		Jones Act	Jones Act
		PCTC	Pure Car Truck Carriers
		RF	Rail-Ferry
		Dry Bulk	Dry Bulk Carriers
		SP	Specialty Contracts

    The majority of our revenues are derived from medium to long-term contracts, which generally provide us with fixed income streams and predictable cash flows, subject to off-hire time. As of March 1, 2013 (excluding charter’s options):

•	the average remaining term of our contracts deploying Jones Act Vessels was three years;
•	the average remaining term of our contracts deploying PCTC’s was four years;
•	the average remaining term of our contracts in our Specialty Contracts segment was two years.

    In addition to contractually fixed income, we also earn  income as a result of chartering our U.S. Flag PCTC’s back for the carriage of supplemental cargo when available.

    Because of recent downturns in our revenues and the overall condition of the global economy, we test our long-lived assets quarterly to determine whether or not our projected cash flows exceed the vessel’s carrying amount. Based on this assessment, we believe that no impairments existed at December 31, 2012.

Management Gross Voyage Profit Financial Measures

    In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business.  The following table provides a reconciliation of consolidated gross voyage profit to consolidated operating income.

(Amounts in thousands)	Year Ended December 31,
	2012	2011	2010
Revenues	$243,496	$263,196	$290,049

Voyage Expenses	$188,508	$192,082	$209,347

Equity in Net Loss (Income) of Unconsolidated Entities	$215	$410	$(9,282)
Gross Voyage Profit	$54,773	$70,704	$89,984

Vessel Depreciation	$24,366	$25,388	$17,929
Other Depreciation	$32	$-	$-
Impairment Loss	$-	$-	$25,430
Gross Profit	$30,375	$45,316	$46,625

Other Operating Expenses:
Administrative and General Expenses	$23,244	$20,961	$21,202
Gain on Dry Bulk Transaction	$-	$(18,844)	$-
Gain on Sale of Other Assets	$(16,625)	$-	$(42)
Equity in Net Loss (Income) of Unconsolidated Entities	$(215)	$(410)	$9,282
Total Other Operating Expenses	$6,404	$1,707	$30,442

Operating Income	$23,971	$43,609	$16,183

Non-GAAP Financial Measures

    In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to adjusted net income.  We believe this is useful information to investors because it provides comparable information with respect to our financial condition and results of operations excluding non-cash charges.  The following table provides a reconciliation of net income to adjusted net income.

(All Amounts in Thousands)	Twelve Months ended December 31,
	2012	2011

Net Income	$21,962	$31,549
Foreign Exchange (Gain) Loss	(5,506)	3,051
Gain on Dry Bulk Transaction	-	(18,844)
Gain on Sale/Purchase of Other Assets	(16,625)	-
Adjusted Net (Loss) Income	$(169)	$15,756

YEAR ENDED DECEMBER 31, 2012
COMPARED TO YEAR ENDED DECEMBER 31, 2011

(Amounts in thousands)	Jones Act*	Pure Car Truck Carriers	Rail-Ferry	Dry Bulk Carriers	Specialty Contracts	Other	Total
2012
Revenues from External Customers	$33,721	$113,521	$33,335	$26,080	$35,526	$1,313	$243,496
Voyage Expenses	27,230	85,688	29,522	19,135	26,871	62	188,508
Loss (Income) of Unconsolidated Entities	-	-	290	(75)	-	-	215
Gross Voyage Profit	6,491	27,833	3,523	7,020	8,655	1,251	54,773
Gross Voyage Profit Margin Percentage	19%	25%	11%	27%	24%	95%	22%
Vessel & Other Depreciation	2,120	11,059	2,861	6,297	2,061	-	24,398
Gross Profit	$4,371	$16,774	$662	$723	$6,594	$1,251	$30,375
2011
Revenues from External Customers	$29,836	$122,341	$36,422	$20,183	$52,026	$2,388	$263,196
Voyage Expenses	27,707	85,939	30,664	9,786	35,916	2,070	192,082
Loss of Unconsolidated Entities	-	-	347	63	-	-	410
Gross Voyage Profit Loss	2,129	36,402	5,411	10,334	16,110	318	70,704
Gross Voyage Profit Margin Percentage	7%	30%	15%	51%	31%	13%	27%
Vessel Depreciation	1,403	14,167	3,642	4,309	1,858	9	25,388
Gross Profit	$726	$22,235	$1,769	$6,025	$14,252	$309	$45,316

*2012 reflects one month of UOS.

The following table shows the breakout of revenues by segment between fixed and variable for the years 2012 and 2011, respectively:

Revenues
Thousands of Dollars
140,000
120,000
100,000
80,000
60,000
40,000
20,000
0
2012
2011
2012
2011
2012
2011
2012
2011
2012
2011
2012
2011
Jones Act
PCTC
Rail Ferry
Dry Bulk
Specialty
Other

☐ Variable Revenue              ☐     Fixed Revenue

The changes in revenue and expenses associated with each of our segments are discussed within the gross voyage profit margin analysis below.

Jones Act: Overall segment revenues increased by 13% or $3.9 million when comparing 2012 to 2011. The increase was due to the addition of $7.6 million of revenues generated by the UOS vessels in December of 2012, partially offset by slightly lower revenues generated by our incumbent Jones Act vessels. The segment’s gross voyage profit increased from $2.1 million in 2011 to $6.5 million in 2012, also primarily due to the addition of the UOS vessels, and reduced operating costs.

Pure Car Truck Carriers: Overall segment revenues decreased by 7% or $8.9 million when comparing 2012 to 2011.  The decrease was driven primarily by the sale of two PCTC’s in the first quarter of 2012.  The segment’s gross voyage profit decreased from $36.4 million in 2011 to $27.8 million in 2012, also due primarily to the sale.  Our fixed contract revenues for this segment were $68.9 million and $80.4 million in 2012 and 2011, respectively. Our variable revenues of $44.7 million and $41.9 million for the same periods in 2012 and 2011, respectively, represent revenues derived from supplemental cargoes.

Rail-Ferry: Revenues for this segment decreased from $36.4 million in 2011 to $33.3 million in 2012 due to lower cargo volume and a bridge outage near the Mexican terminal that curtailed our operations for several weeks in 2012.  Gross voyage profit also decreased from $5.4 million in 2011 to $3.5 million in 2012 due to the aforementioned factors.

Dry Bulk Carriers: Segment revenues increased from $20.2 million in 2011 to $26.1 million in 2012 due to our Handymax Bulk Carrier and two time chartered Handysize Bulk Carriers placed in service during 2012, but gross voyage profit for this segment decreased from $10.3 million in 2011 to $7.0 million due to lower rates overall in 2012.

    Specialty Contracts: Segment revenues decreased from $52.0 million in 2011 to $35.5 million in 2012 and gross voyage profit decreased from $16.1 million in 2011 to $8.7 million in 2012 due to the termination of three MSC contracts. All three MSC contracts were terminated in February 2012. In 2011, these three contracts represented 10.1% of our total consolidated revenue and 58.0% of the segment revenue.

    Other: For this segment, gross voyage profit increased from $318,000 in 2011 to $1.3 million in 2012 due to the synergies associated with foreign flag shipmanagement services that we transitioned to an unaffiliated ship management company in 2012.

Other Income and Expenses

    Administrative and general expenses (A&G) increased from $21.0 million in 2011 to $23.2 million in 2012.

    The following table shows the significant A&G components for the twelve months ending December 31, 2012 and 2011 respectively:

(Amounts in thousands)	Year Ended December 31,
A&G Expense	2012	2011	Variance
Wages and Benefits	$12,008	$11,198	$(843)
Executive Stock Compensation	1,216	1,801	585
Professional Services	4,157	2,569	(1,228)
Insurance and Worker’s Compensation	568	530	(38)
Office Building Expense	1,408	1,400	(8)
Other	3,887	3,463	(785)
TOTAL:	$23,244	$20,961	$(2,317)

As noted above, the aggregate increase of $2.3 million in A & G expenses is primarily due to the UOS acquisition.

Interest Expense stayed consistent at approximately $10.4 million in 2012 and 2011.

Derivative Loss increased from $101,000 in 2011 to $485,000 in 2012. These losses represent the mark-to-market adjustment associated with the ineffectiveness portion of a fixed interest rate swap and the termination of interest rate swaps contracts due to early debt retirements. For additional information, see Items 1A and 7A of this report and Note A appearing at page F-9 of this report.

(Gain) Loss on Sale of Investments increased from a $747,000 loss in 2011 to a gain of $580,000 in 2012. This was primarily due to a gain on the sale of marketable securities in 2012, contrasted with a loss on the sale of our 50% interest in an unconsolidated entity in 2011.

Other Income from Vessel Financing decreased from $2.7 million in 2011 to $2.4 million in 2012 due to lower interest earned on a note receivable relating to vessels we sold to an Indonesian company in the third quarter of 2009.

Investment Income decreased from $637,000 in 2011 to $470,000 in 2012 due to higher cash balances in 2011, higher average balances of interest-bearing debt securities in 2011, and an adjustment on returns for the prior year.
Foreign Exchange Gain of $5.5 million in 2012, an increase from a $3.1 million loss in 2011, is associated with the Yen financing of  a PCTC.  The gain is due to the revaluation of our Yen-denominated loan and the weakening of the value of the Yen since the end of 2011.  The exchange gain was based on a change in the exchange rate of 76.92 Yen to 1 USD at December 31, 2011 compared to 86.74 Yen to 1 USD at December 31, 2012 (See Item 1A Risk Factors).

Income Taxes

We recorded a benefit for income taxes of $157,000 on our $22.0 million of income before Equity in Net (Loss)/Income of Unconsolidated Entities for the year ended December 31, 2012.  For the year ended December 31, 2011 our provision for income tax benefit was $680,000 on our $32.6 million of income before Equity in Net Income (Loss) of Unconsolidated Entities.  This favorable change resulted from a decrease in required valuation allowance referable to a current year business acquisition and a reduction in foreign withholding tax.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  For additional information, see footnote F.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in Net (Loss) Income of Unconsolidated Entities, net of taxes, improved from a loss of $410,000 in 2011 to a loss of $215,000 in 2012.

YEAR ENDED DECEMBER 31, 2011
COMPARED TO YEAR ENDED DECEMBER 31, 2010
(Amounts in thousands)	Jones Act	Pure Car Truck Carriers	Rail-Ferry	Dry Bulk Carriers	Specialty Contracts	Other	Total
2011
Revenues from External Customers	$29,836	$122,341	$36,422	$20,183	$52,026	$2,388	$263,196
Voyage Expenses	27,707	85,939	30,664	9,786	35,916	2,070	192,082
Loss of Unconsolidated Entities	-	-	347	63	-	-	410
Gross Voyage Profit	2,129	36,402	5,411	10,334	16,110	318	70,704
Gross Voyage Profit Margin Percentage	7%	30%	15%	51%	31%	13%	27%
Vessel Depreciation	1,403	14,167	3,642	4,309	1,858	9	25,388
Gross Profit	$726	$22,235	$1,769	$6,025	$14,252	$309	$45,316
2010
Revenues from External Customers	$30,109	$163,152	$26,673		$67,133	$2,982	$290,049
Voyage Expenses	26,738	112,499	22,649		44,870	2,591	209,347
Loss (Income) of Unconsolidated Entities	-	-	48	(9,330)	-	-	(9,282)
Gross Voyage Profit	3,371	50,653	3,976	9,330	22,263	391	89,984
Gross Voyage Profit Margin Percentage	11%	31%	15%	-	33%	13%	31%
Vessel Depreciation	1,373	11,364	5,181	-	-	11	17,929
Impairment Loss	-	-	25,430	-	-	-	25,430
Gross Profit (Loss)	$1,998	$39,289	$(26,635)	$9,330	$22,263	$380	$46,625

    The following table shows the breakout of revenues by segment between fixed and variable for the years 2011 and 2010, respectively:

Revenues
Thousands of Dollars
175,000
150,000
125,000
100,000
75,000
50,000
25,000
0
2011
2010
2011
2010
2011
2010
2011
2010
2011
2010
2011
2010
Jones Act
PCTC
Rail Ferry
Dry Bulk
Specialty
Other

☐ Variable Revenue              ☐     Fixed Revenue

The changes in revenue and expenses associated with each of our segments are discussed within the gross voyage analysis below.

Jones Act: Overall segment revenues stayed relatively constant when comparing 2011 to 2010. The segment’s gross voyage profit decreased from $3.4 million in 2010 to $2.1 million in 2011, primarily due to lower tonnage and lower freight rates.

Pure Car Truck Carriers: Overall segment revenues decreased by 25% or $40.8 million when comparing 2011 to 2010.  The decrease was driven primarily by a drop in the carriage of supplemental cargoes on our U.S. Flag Pure Car Truck Carriers, as volumes continue to settle at more historic levels. The segment’s gross voyage profit decreased from $50.6 million in 2010 to $36.4 million in 2011 primarily as a result of the decrease in supplemental cargoes.  Our fixed contract revenues of $80.4 million and $79.4 million in 2011 and 2010, respectively, represent revenues derived from our fixed time charter contracts, and our variable revenues of $41.9 million and $83.4 million for the same periods in 2011 and 2010, respectively, represent revenues derived from our supplemental cargoes.

Rail-Ferry: Revenues for this segment increased from $26.7 million in 2010 to $36.4 million in 2011 due to the beneficial effects of our Northbound service being used as an alternative source of transportation resulting from outages on Mexico’s cross border rail service.  Gross voyage profit was $5.4 and $4.0 million in 2011 and 2010, respectively. The increase was due to more voyages with increased cargo volume.

 Dry Bulk Carriers: Revenues for the Dry Bulk Carriers segment were $20.2 million in 2011 and the first year of service for our three Handysize Bulk Carriers and Capesize Bulk Carrier. Gross Voyage Profit increased from $9.3 million in 2010, all of which was derived from income from unconsolidated entities, to $10.3 million in 2011, which reflects our consolidated segment operations and income from unconsolidated entities.

Specialty Contracts: Revenues decreased from $67.1 million in 2010 to $52.0 million in 2011 due to vessels being out of service and reduced charterhire. Gross voyage profit decreased from $22.3 million in 2010 to $16.1 million in 2011 due to vessels being out of service and reduced charterhire.

Other: For this segment, gross voyage profit remained consistent from $391,000 in 2010 to $318,000 in 2011.

Other Income and Expenses

Administrative and general expenses (A&G) decreased slightly from $21.2 million in 2010 to $21.0 million in 2011.

The following table shows the significant A&G components for the twelve months ending December 31, 2011 and 2010 respectively:

(Amounts in thousands)	Year Ended December 31,
A&G Expense	2011	2010	Variance
Wages and Benefits	$11,198	$10,172	$(1,026	)*
Executive Stock Compensation	1,801	2,342	541
Professional Services	2,569	2,639	70
Insurance and Worker’s Compensation	530	960	430
Office Building Expense	1,400	1,444	44
Other	3,463	3,645	182
TOTAL:	$20,961	$21,202	$241

* The 2010 amount includes a one-time downward adjustment to pension cost in the third quarter of 2010.
Interest Expense increased from $7.2 million in 2010 to $10.4 million in 2011 due to higher debt balances associated with the financing of our two PCTC’s and three Handysize Bulk Carriers.

Derivative Loss decreased from $426,000 in 2010 to $101,000 in 2011. These losses represent the market-to-market adjustment associated with the ineffectiveness portion of a fixed interest rate swap therewith and the termination of interest rate swaps contracts due to early debt retirements. For additional information, see items 7a of this report, and Note A appearing at page F-9 of this report.

Loss (Gain) on Sale of Investments decreased from a $213,000 profit in 2010 to a loss of $747,000 in 2011. This was due to a loss of $967,000 on the sale of our 50% interest in an unconsolidated entity which owned a New Orleans transloading and storage facility in December 2011.

Other Income from Vessel Financing increased from $2.3 million in 2010 to $2.7 million in 2011 due to interest earned on a note receivable on vessels sold to an Indonesian company in the third quarter of 2009.

Investment Income decreased from $1.8 million in 2010 to $637,000 in 2011 due to higher cash balances in the first quarter of 2010, higher average balances of interest-bearing debt securities in 2010, and an adjustment on returns for the prior year.

Foreign Exchange Loss of $3.1 million in 2011, a further decrease from a $8.2 million loss in 2010, is associated with the Yen financing of one of our PCTC’s.  The loss is due to the revaluation of our Yen-denominated loan due to a strengthening of the value of the Yen since the end of the 2010.

Income Taxes

We recorded a provision for income taxes of $680,000 on our $32.6 million of income before Equity in Net (Loss)/Income of Unconsolidated Entities for the year ended December 31, 2011.  For the year ended December 31, 2010 our income tax benefit was $1.3 million on our $4.7 million of income before Equity in Net Income of Unconsolidated Entities.  This unfavorable change was based on improvements in our operations taxed at the U.S. corporate statutory rate, and our establishment of a valuation allowance in 2010 on certain deferred tax assets.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  For additional information, see Footnote J.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in Net (Loss) Income of Unconsolidated Entities, net of taxes, decreased from income of $9.3 million in 2010 to a loss of $410,000 in 2011.

The 2011 results were primarily driven by our 25% investment in Oslo Bulk, which reported a loss of $1.3 million.  Included in the Oslo Bulk results is a negative mark-to-market adjustment of $674,000 on an ineffective interest rate swap contract which was reversed in 2012. See Note B. The 2010 results contain Dry Bulk’s earnings of $10.8 million. Prior to us acquiring 100% of Dry Bulk on March 25, 2011, we reported our proportionate interest in Dry Bulk using the equity method.  As a result of the 2011 step acquisition, Dry Bulk’s results are now consolidated in our Dry Bulk Carriers segment.

LIQUIDITY AND CAPITAL RESOURCES – 2012

The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $17.5 million at December 31, 2011 to $12.0 million at December 31, 2012.  Cash and cash equivalents decreased during 2012 by $1.6 million to a total of $19.9 million.  This decrease was due to cash provided by operating activities of $9.8 million and investing activities of $80.7, offset with cash used by financing activities of $92.1 million.  Of the $76.9 million in current liabilities at December 31, 2012, $26.0 million related to current maturities of long-term debt.

Net cash provided by operating activities of $9.8 million for 2012 was generated after adjusting for the items listed in our Consolidated Statements of Cash Flows, including non-cash items such as (i) depreciation of $25.0 million, (ii) amortization of deferred charges and other assets of $11.0 million offset by (i) a $5.5 million gain on a foreign currency exchange related to the revaluation of our Yen-denominated loan facility, (ii) a $16.6 million gain on the purchase/sale of assets and (iii) drydocking payments of $11.3 million.

Net cash provided by investing activities of $80.7 million included capital expenditures of $50.7 million, $112.9 million related to the acquisitions of FSI, Tower and UOS, an increase of $1.1 million in restricted cash as required by a loan to value covenant in connection with our Yen denominated facility, and investments in unconsolidated entities of $1.0 million, offset by principal payments received under direct financing leases of $3.9 million, $225 million of proceeds from the sale of assets, $12.4 million from proceeds from sales of marketable securities and $4.8 million from cash received on note receivables.  The proceeds from the Sale of Assets includes $154.0 million from the sale and leaseback of four vessels and $71.3 million from the sale of two vessels.

Further detail of the $50.7 million of capital improvements to vessels and other assets and $112.9 million related to the acquisitions of FSI, Tower and UOS, including the breakdown of payments from working capital versus debt financing are included in the table below:

Capital Improvements to Vessels, Property, Other Equipment And Business Combinations
(Amounts in thousands)	Improvements funded through:
	Working	Debt
	Capital	Financing	Total
Vessel Acquisitions/Improvements	$28,111	$-	$28,111
Handymax Bulk Carrier	9,103	12,675	21,778
Vessel Equipment	272	-	272
Other	567	-	567
Total Capital Improvements to Vessels and Other	$38,053	$12,675	$50,728

FSI & Tower Fixed Assets	$620	$-	$620
UOS Assets	82,242	30,000	112,242
Total Business Combinations	$82,862	$30,000	$112,862
Total Capital Improvements and Business Combinations			$163,590

Net cash used in financing activities of $92.1 million included outflows for debt payments of $220.3  million, of which $39.1 was for regularly scheduled debt payments, $66.5 million in payments to reduce our line of credit indebtedness, and payments of $114.7 million for early pay off of debt. These debt payments and our cash dividends payments of $8.4 million were partially offset by proceeds of $12.7 million from the final bank draw on a term loan for a Handymax Bulk Carrier delivered in January of 2012, $30.0 million for UOS vessels and total draws on our line of credit of $95.3 million. As of December 31, 2012, we had $38.3 outstanding on our line of credit, of which, $12.0 million was repaid in early January, 2013.

Of the $19.9 million of cash and cash equivalents reflected on our consolidated balance sheet as of December 31, 2012, approximately $917,000  is held overseas and is subject to our non-repatriation commitment discussed under the heading “Tax Matters” in Item 1 of this annual report. Consequently, these funds are not available for use in the United States.

We have filed with the Securities and Exchange Commission a $200 million universal shelf registration statement, which we believe provides us with flexibility to access the public equity and debt markets. This shelf registration statement expires in October 2013, and it is our intent to extend it.

We routinely evaluate the acquisition of additional vessels or businesses and from time to time evaluate possible vessel divestitures.  At any given time, we may be engaged in discussions or negotiations regarding acquisitions or dispositions.  We generally do not announce our acquisitions or dispositions until we have entered into a definitive agreement.  We may require additional financing in connection with any such acquisitions, the consummation of which could have a material impact on our financial condition or operations.

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

Debt and Lease Obligations

As of December 31, 2012, we held seven vessels under operating contracts, seven vessels under bareboat charter or lease agreements and two vessels under time charter agreements.  The types of vessels held under these agreements include (i) a Molten Sulphur Carrier and an Integrated Tug and Barge unit operating in our Jones Act segment, (ii) three Pure Car Truck Carriers that operate under our PCTC segment, (iii) two Handysize Bulk Carriers that operate in our Dry Bulk Carrier segment, and (iv) three Multi Purpose vessels, a Tanker and five Container vessels, all of which operate in our Specialty Contracts segment.  We also conduct certain of our operations from leased office facilities.

We have lease agreements on our offices in Mobile, AL, New York, NY, Tampa, FL and Shanghai, China, which expire in April 2027, June 2018, August 2013, and September 2013, respectively.

On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Bank Northwest, National Association, of our 2007-built PCTC.  The transaction generated gross proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a ten year lease agreement with early buyout options that can be exercised in 2017 and 2019.  This lease is classified as an operating lease, with the $14.9 million gain on this sale-leaseback being deferred and recognized over the term of the lease.

On June 15, 2012, we negotiated the early buy-out of the operating lease related to our molten-sulphur carrier. On November 27, 2012, we sold this vessel to BMO Harris Equipment Finance Company for approximately $32.0 million cash and commenced a seven-year lease agreement with an early buy-out option that can be exercised in 2017.  This lease is classified as an operating lease, with the $8.0 million gain on this sale-leaseback being deferred and recognized over the term of the lease. Also on November 27, 2012 we sold a 1998-built PCTC to Capital Source Bank for approximately $31.0 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2017.  This lease is classified as an operating lease, with the $11.7 million gain on this sale-leaseback being deferred and recognized over the term of the lease. The Company used the net proceeds of approximately $63.0 million from the November 27, 2012 transactions to finance a portion of the purchase price for the Company’s acquisition of UOS, which was completed on November 30, 2012

On December 27, 2012, we sold a 1999-built PCTC to BB&T Equipment Finance for $32.0 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2015 and again in 2018.  This lease is classified as an operating lease.

Included in the acquisition of UOS was one Integrated Tug/Barge unit under an operating lease. This lease will expire in December of 2013 and we have the right to buy back the unit up to the lease expiration date in December 2013.

We intend to continue to operate all of the aforementioned leased vessels under their respective charters and contracts.  Annual rent payments due under the new lease agreements can be found in the table below. See our fleet listings on page 37 for a complete list of vessels.

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

As of December 31, 2012, the Company was in compliance with all financial covenants related to its debt obligations and we believe, based on current circumstances, that it is likely that we will continue to meet such covenants in the near future. The following table represents the actual and required covenant amounts for the twelve months ending December 31, 2012:

	Actual	Required
Net Worth (thousands of dollars) (1)	$259,599	$251,738
Working Capital (thousands of dollars) (2)	$11,985	$1
Interest Expense Coverage Ratio (minimum) (3)	7.33	2.5
Leverage Ratio - EBITDA (maximum) (4)	3.46	4.25
EBITDAR to Fixed Charges (5)	1.46	1.1
Total Indebtedness Leverage Ratio – EBITDAR (maximum) (6)	3.71	4.75
1.	Total assets (less Goodwill) minus total liabilities.
2.	Total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between consolidated indebtedness to consolidated EBITDA.
5.	Defined as the ratio between Fixed Charges to Consolidated EBITDAR
6.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, seek additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations and/or accessing available lines of credit.  To the extent we are required to seek additional capital, our efforts could be hampered by the on-going uncertainty in the credit markets. (See Item 1a., Risk Factors.) We presently have variable to fixed interest rate swaps on 23% of our long-term debt.

Preferred Stock Offering

On February 21, 2013, we completed our public offering of 250,000 shares of 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock with a liquidation preference of $100 per share.  Dividends on the Series A Preferred Shares are cumulative from the date of original issue and will be payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing April 30, 2013, when, as and if declared by our board of directors. Dividends will be payable out of amounts legally available therefore at an initial rate equal to 9.50% per annum per $100.00 of stated liquidation preference per share.

Contractual Obligations and Other Commitments

The following is a summary of the scheduled maturities by period of our debt and lease obligations that were outstanding as of December 31, 2012:

Debt and lease obligations (000’s)	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt (including current maturities)	$237,630	$26,040	$26,227	$43,832	$36,503	$25,613	$79,415
Interest payments	37,950	8,087	7,598	6,924	5,614	4,209	5,518
Operating leases	151,125	20,103	19,371	19,438	19,166	19,811	53,236
Terminal Obligation*	9,797	2,342	2,130	2,130	2,130	1,065	-
Total by period	$436,502	$56,572	$55,326	$72,324	$63,413	$50,698	$138,169

* The Terminal Obligation is our obligation to the Alabama State Port Authority related to the terminal upgrades in Mobile, Alabama, to be paid by us over the ten year terminal lease, which began in 2007. We expect to meet this long term obligation, reported in other long-term liabilities, by the usage fees paid by our Rail Ferry vessels in the Mobile port.

The above table is limited solely to contractual obligations as of December 31, 2012 and does not include contributions that we expect to make to our pension plan and the union sponsored pension plans in 2013 and beyond, as described further below and in Note I to our consolidated financial statements.

Current Economic and Market Issues

Slow growth and uncertainties in the worldwide economy continue.  Nonetheless, customers who have owed us payments under our fixed contracts have generally paid us in full as per contract terms and conditions.  For more information, see our list of risk factors included in Item 1A of this report.

During 2012, while the financial markets continued to be buffeted by market volatility, due to the concerted efforts of the Federal Reserve, ECB Governors and other Finance Ministers in other parts of the World, some calm was restored back into the markets.  As we continuously evaluate our pension plan investment diversification, we worked with our outside investment consultants and added new category funds as well as replaced or altered the percentage of dollar investment placed in our current funds in our portfolio. We also increased our equity exposure.  Our new pension benchmark mix is 70% equities and 30% fixed instruments.  The additions of certain actively managed funds were selected to enhance our current passively managed selections.  We contributed $1,600,000 to our pension fund for the plan year 2012 to help offset an increase in future liabilities which was mainly driven by a reduction in the discount rate used in their calculation.  This rate is established by the market.  We will continue to monitor the pension plan quarterly with our investment consultants and will make any necessary adjustments at that time.   We are currently in a 79% funded status. (See Note I-Employee Benefit Plans).

Rail-Ferry

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

We intend to continue to operate the Rail-Ferry segment as long as it can generate positive cash flows. The segment’s gross voyage profit decreased from  $5.4 million in 2011 to $3.5 million in 2012.

Dry Bulk Carriers

In November 2009, we contracted with a Far Eastern shipyard to construct three double hull Handysize Bulk Carriers.  We made payments of $17.0 million in the fourth quarter of 2009 and $71.0 million in 2010 for these vessels. All three vessels were delivered in January 2011.  On August 2, 2010, we entered into a $55.2 million Senior Secured Term Loan Facility Agreement to finance the construction and delivery installment payments under separate shipbuilding contracts for these three vessels.  The Facility matures in 2017 and is based on a 15-year amortization.

As a result of increasing our ownership in Dry Bulk from 50% to 100% on March 25, 2011, we presently own a 100% interest in a Handymax Bulk Carrier, which was delivered in January 2012.  Our total investment in this vessel  is approximately $41.6 million.  During the period of construction up to delivery, we contributed $20.2 million through December 31, 2011.  On June 20, 2011, we entered into a secured loan facility agreement in the amount of $47.5 million, divided into two tranches:  Tranche A, which provided $24.2 million used to refinance and repay existing indebtedness of $22.0 million related to a Capesize vessel assumed in connection with the Dry Bulk acquisition, and Tranche B which provided up to $23.3 million to finance the remaining installment payments on the Handymax Bulk Carrier.  Under Tranche B, we made draws for $6.1 million in November 2011 and $12.7 million in January 2012 and contributed another $2.0 million and $8.7 million upon launching of the vessel and final delivery in January 2012.  For further information on this agreement, see our Current Report on Form 8-K, dated June 20, 2011.

In December 2009, we acquired for $6.25 million a 25% investment in Oslo Bulk AS (“Oslo Bulk”) which in 2008, contracted to build eight new Mini-Bulkers. All of the Mini-Bulkers were delivered from the shipyard and deployed as of July 2011.  During 2010, we invested an additional $3.9 million in Oslo Bulk Holding Pte Ltd. (formerly “Tony Bulkers”), an affiliate of Oslo Bulk, for our 25% share of the installment payments for two additional new Mini-Bulkers, both of which were delivered from the shipyard and deployed as of July 2011. We paid approximately $1.6 million in January 2011 for our remaining share of installment payments associated with these two Mini-Bulkers. Additional investments of $750,000 and $250,000 were made in 2012 to Oslo Bulk and Oslo Bulk Holding Pte. Ltd., respectively. In December 2012, we contributed $500,000 towards our share of a bank guarantee to finance four Mini-Bulkers delivered in early 2013.  These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of operations, net of taxes.  All fourteen of these Mini-Bulkers are managed by an affiliate of Oslo Bulk.

Dividend Payments

The payment of dividends to common stockholders is at the discretion of our Board of Directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008. Since then, the Board has declared a cash dividend each quarter. We achieved our full year 2012 target of $1.00 per share. In early 2013, our management recommended to our Board of Directors a quarterly target dividend of $0.25 per share for the 2013 fiscal year subject to the Board of Directors’ discretion to change the target rate or discontinue dividends at any time.

Dividends will be payable quarterly beginning April 30, 2013, in respect of our Series A preferred shares when, as and if declared by our Board of Directors.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for International Shipholding Corporation beginning after December 15, 2011. The adoption of ASU 2011-04 does not have a material effect on our operating results or financial position for year ending December 31, 2012.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 in fiscal 2012 does not have a material effect on our operating results or financial position for the year ended December 31, 2012.

In September 2011, the FASB issued ASU 2011-09, Compensation – Retirement Benefits – Multi-employer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multi-employer Plan (“ASU 2011-09”) which is intended to increase disclosures about an employer’s participation in a multi-employer pension plan. ASU 2011-09 requires additional disclosures about an employer’s participation in a multi-employer pension plan. This guidance is effective for fiscal years ending after December 15, 2011 and is required to be applied retrospectively for all periods presented.  We have provided the additional required disclosures in the notes to our December 31, 2012 and 2011 consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), guidance for the impairment testing of goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 does not have a material effect on our operating results or financial position for the year ended December 31, 2012.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update is effective for us in our first quarter of fiscal 2013 and will be applied retrospectively. The adoption of ASU 2011-11 does not have a material effect on our operating results or financial position for the year ended December 31, 2012.

LIQUIDITY - 2011

The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included elsewhere herein as part of our Consolidated Financial Statements.

Our working capital (which we define as the difference between our total current assets and total current liabilities) decreased from $17.7 million at December 31, 2010 to $17.6 million at December 31, 2011.  Cash and cash equivalents increased during 2011 by $1.5 million to a total of $21.4 million.  This increase was due to cash provided by operating activities of $46.3 million and cash provided by financing activities of $56.1 million being partially offset by cash used in investing activities of $100.8 million.  Of the $67.6 million in current liabilities at December 31, 2011, $36.1 million related to current maturities of long-term debt.

Net cash provided by operating activities of $46.3 million for 2011 was generated after adjusting for the items listed in our Consolidated Statements of Cash Flows, including non-cash items such as (i) depreciation of $26.4 million, (ii) amortization of deferred charges of $9.0 million and (iii) a $3.1 million loss on a foreign currency exchange related to the revaluation of our Yen-denominated loan facility.  These items were partially offset by drydocking payments of $6.8 million and a $18.8 million non-cash gain on an acquisition relating to the purchase of Dry Bulk. In addition, we received cash dividends of $750,000 from Dry Bulk prior to acquiring the other 50% interest.

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

Included in the $109.6 million of capital expenditures are $11.9 million for the final installment payment related to the three Handysize Bulk Carriers delivered in January 2011, $64.5 million for the purchase pursuant to early buy outs of two previously leased PCTC vessels, $12.3 million of installment payments on the Handymax Bulk Carrier assumed in the acquisition of Dry Bulk and $21.0 million for the acquisition of a 2000-built Multi-Purpose Ice Strengthened vessel.

Net cash provided by financing activities of $56.1 million included outflows of regularly scheduled debt payments of $27.9  million, a line of credit payment of $10 million in the first quarter of 2011, a payment of $28.6 million to discharge debt assumed in connection with acquiring full control of Dry Bulk and cash dividends payments of $11.0 million. These cash outflows were offset by proceeds of $58.1 million from the final bank draw on the facility agreement to finance the construction and delivery of three Handysize dry bulk carriers delivered in January 2011 and the refinancing of the loan on a Capesize vessel in connection with the Dry Bulk transaction, $45.9 million received under a secured term loan facility agreement related to the purchase of two previously leased PCTC vessels, $6.2 million received on a term loan for an installment payment on the Handymax Bulk Carrier delivered in January, 2012, $15.7 million of loan proceeds to purchase the 2000-built Multi-Purpose Ice Strengthened vessel, and a draw on the Line of Credit of $9.5 million in December 2011, which was repaid in full in January, 2012.
.

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

Net cash used in investing activities of $114.9 million for 2010 included capital outlays of $123.1 million and the purchase, net of sale, of short-term corporate bonds of $1.3 million, partially offset by proceeds from the sale of assets of $3.9 million, principal payments received under direct financing leases of $5.5 million, and cash investments in unconsolidated entities of $4.9 million.  Included in the $123.1 million of capital payments are $51.4 million for the final installment payment on a new building PCTC delivered in late March 2010 and installment payments of $71.0 million on three new building Handysize Bulk Carriers delivered in the first quarter of 2011. We obtained permanent financing for both of these as noted below.

Net cash provided by financing activities of $27.2 million for 2010 included outflows of regularly scheduled debt payments of $14.5 million, an additional $6.0 million paid toward principal payment on debt affiliated with the purchase of two multi-purpose vessels in 2009, the buyback of shares of our common stock of $5.2 million and cash dividends paid of $11.9 million. These cash outflows were offset by the net effect of (i) a line of credit draw of $36.0 million offset by line of credit payments of $26.0 million, (ii) a debt payment of $48.4 million and loan proceeds of $46.0 million from the refinancing of our 2007 built PCTC, (iii) loan proceeds of $4.2 million and subsequent pay off of a bridge loan for $12.6 million, (iv) proceeds of $46.1 million from the final bank draw associated with financing of our new building PCTC and (v) proceeds of $21.2 million from bank draws on the facility agreement to finance the construction and delivery of three Handysize Dry Bulk Carriers delivered in January 2011.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2012, approximated its carrying value due to its short-term duration.  The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The fair value of long-term debt, including current maturities, was estimated to be $237.6 million compared to a carrying value of $237.6 million.  The potential increase in fair value resulting from a hypothetical 10% adverse change in the borrowing rates applicable to our long-term debt at December 31, 2012 is not material.

We have entered into two interest rate swap agreements with commercial banks, one in September 2005 and one in January 2008. Through the acquisition of DBCH we assumed an interest rate swap agreement, which began in January 2011. In order to reduce the possible impact of higher interest rates in the long-term market by utilizing the fixed rate available with the swap.  For each of these agreements, the fixed rate payor is the Company, and the floating rate payor is the commercial bank.  While these arrangements are structured to reduce our exposure to increases in interest rates, it also limits the benefit we might otherwise receive from any decreases in interest rates, and our weighted average cost of capital.

The fair value of these agreements at December 31, 2012, estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $7.7 million. A hypothetical 10% decrease in interest rates as of December 31, 2012 would have resulted in a $8.5 million liability.

Commodity Price Risk

    As of December 31, 2012, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry and Jones Act segments.  We have fuel surcharges and escalation adjustments in place for both segments, which we believe managed the price risk for those services during 2012.  We estimate that a 20% increase in the price of fuel for the period January 1, 2012 through December 31, 2012 would have resulted in an increase of approximately $787,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.11 in our basic earnings per share based on the shares of our common stock outstanding as of December 31, 2012.  The additional fuel costs assume no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates.  Our charterers in the PCTC’s, Dry Bulk Carriers and Specialty Contracts segments are responsible for purchasing vessel fuel requirements under governing time charters; thus, our fuel price risk is limited to any voyage charters concluded within our Dry Bulk Carriers segment.

Foreign Currency Exchange Rate Risk

We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2012.  These contracts mature on various dates during 2013. The fair value of these contracts at December 31, 2012, is a liability of $110,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be a liability of $121,000.

On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a 6400 CEU PCTC, which was completed and delivered in March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a Yen interest rate swap (the “Facility”) designed to cap the interest at 2.065%.  In June 2009, we received notification that the banking institution would be exercising their option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000.  Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding balance of the Facility as of the end of each reporting period is to be revalued, with any adjustments recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1 to 5 Yen increase or decrease on the exchange rate between the U.S. Dollar and Yen, which was $1 to Yen 86.74 at December 31, 2012, would impact our earnings by approximately $475,000 to $2.4 million for the reporting period (See Item 1A-Risk Factors).  While we believe that these fluctuations may smooth out over time, any particular reporting period could be materially impacted by these adjustments.  There was a 13% depreciation in the Yen to USD exchange rate at December 31, 2012 compared to December 31, 2011, resulting in a $5.5 million foreign exchange gain for the year ended December 31, 2012, reported under Interest and Other on our Consolidated Statement of Income.  We continue to monitor the movements in the foreign currency markets in order to take advantage of potential opportunities to minimize our Yen currency risk.  From time to time over the past year, the Japanese Government has intervened in the foreign currency market in an attempt to weaken the value of the Yen.  We bought forward contracts to purchase Yen to cover our installments due under the Facility for the periods March 15, 2013 through December 15, 2013.  On November 1, 2012, we purchased 120 million Yen to cover the March 15, 2013 installment for 80.00 to 1 USD, or a USD equivalent of $1,500,000. On November 15, 2012, we purchased 121.5 million Yen to cover the June 15, 2013 installment for 81.02 to 1 USD, or a USD equivalent of $1,500,000.  On December 26, 2012, we purchased 127.9 million Yen to cover the September 17, 2013 installment for 85.27 to 1 USD, or a USD equivalent of $1,500,000, and on December 26, 2012, we purchased 127.7 million Yen to cover the December 16, 2013 installment for 85.16 to 1 USD, or a USD equivalent of $1,500,000.

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

As of December 31, 2012, we conducted an evaluation of the effectiveness of our disclosure controls and procedures.  The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on that evaluation as of December 31, 2012, our CEO and CFO have concluded that our disclosure  controls and procedures are effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

                Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

In making our assessment of internal control over financial reporting as of December 31, 2012, management has excluded UOS because it was acquired by the company in a purchase combination that closed on November 30, 2012. UOS’s revenue for fiscal year 2012 of $7.6 million represents approximately 3.1% of our consolidated revenue for fiscal year 2012. UOS’s assets, including intangible assets, represent approximately 19.5% of our consolidated assets at December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears herein.

 Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not repurchase any of our shares of common stock during 2012. As of December 31, 2012, we had 285,377 shares available to be purchased under our 2008 repurchase plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2012 – October 31, 2012	-	-	-	285,377
November 1, 2012 - November 30, 2012	-	-	-	285,377
December 1, 2012 – December 31, 2012	-	-	-	285,377

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-	-	328,788
Total	-	-	328,788

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
(i) The following financial statements and related notes are included on pages F-1 through F-20 of this Form 10- K:

Report of Independent Registered Public Accounting Firms
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011and 2010
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(ii)  The following financial statements and related notes of Dry Bulk Cape Holding Inc. were included in the Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Unaudited Consolidated Statement of Income for the three months ended March 31, 2011
Unaudited Consolidated Balance Sheet as of March 31, 2011
Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2011
Unaudited Consolidated Statement of Stockholders’ Equity for the three months ended March 31,2011
Unaudited Notes to the Consolidated Financial Statements

(iii)  The following financial statements and related notes of Dry Bulk Cape Holding Inc. were included in the Form 8-K/A filed by us on June 8, 2011:

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

 3.         Exhibits
(2.1)
Membership Interest Purchase Agreement dated October 9,  2012 between International Shipholding Corporation and United Maritime Group, LLC (filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 11, 2012, and incorporated by herein by reference).

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

(4.1)	Specimen of Common Stock Certificate (filed as an exhibit to the Registrant's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980 and incorporated herein by reference
(4.2)
Certificate of Designations, Preferences and Rights of 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock (filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company’s Form 8-A dated February 20, 2013 and incorporated herein by reference).

(10.1)
Credit Agreement, dated September 26, 2005, by and among Central Gulf Lines, Inc., as Borrower, the banks and financial institutions listed therein, as Lenders, DnB NOR Bank ASA, as Facility Agent and Arranger, and Commerzbank AG, as successors to Deutsche Schiffsbank Aktiengesellschaft , as Security Trustee and Arranger, and the Registrant, as Guarantor (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005 and incorporated herein by reference)

(10.2)
Credit Agreement, dated as of June 29, 2010, by and among Waterman Steamship Corporation, as borrower, the Registrant, as guarantor, and Regions as lender, relating to a $46.0 million term loan (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant's Form 10-Q dated July 28, 2010 and incorporated herein by reference)

(10.3)
Credit Agreement, dated as of August 2, 2010, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and ING Bank N.V., London Branch, as facility agent and security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Form 10-Q/A dated December 23, 2010 and incorporated herein by reference) (On December 28, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.)

(10.4)
$30,000,000 Revolving Loan to the Registrant and seven of its subsidiaries by Regions Bank dated March 7, 2008, as amended by instruments dated March 3, 2009, August 13, 2009, March 31, 2010, March 31, 2011 and July 18, 2011. (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-Q dated May 5, 2011 and incorporated herein by reference)

(10.5)
Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and , as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.6)
Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.7)
Credit Agreement, dated as of June 29, 2011, by and among LCI Shipholdings, Inc. and Waterman Steamship Corporation, as joint and several borrowers, the Registrant, as guarantor, DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as lenders, DnB NOR Bank ASA, as bookrunner, facility agent and security trustee and DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as mandated lead arrangers (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.8)
International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.9)
Form of Restricted Stock Agreement dated January 26, 2011 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.10)
Form of Restricted Stock Agreement dated January 26, 2011 under the International Shipholding Corporation 2009 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-K for the annual period ended December 31, 2010 and incorporated herein by reference)

(10.11)
Form of Incentive Agreement dated May 7, 2012 under the International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrants Current Report on Form 8-K dated May 10, 2012 and incorporated herein by reference)

(10.12)
Description of Life Insurance Benefits Provided by the Registrant to Niels W. Johnsen and Erik F. Johnsen Plan (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant's Form 10-K for the annual period ended December 31, 2004 and incorporated herein by reference)

(10.13)
Change of Control Agreement, by and between the Registrant and Niels M. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.14)
Change of Control Agreement, by and between the Registrant and Erik L. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.15)
Change of Control Agreement, by and between the Registrant and Manuel G. Estrada, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.16)
Form of Indemnification Agreement, by and between the Registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

     (21.1)  Subsidiaries of International Shipholding Corporation *
     (23.1)   Consent of PricewaterhouseCoopers LLP *
     (23.2)   Consent of Ernst & Young LLP*
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

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

/s/ Manuel G. Estrada
March 11, 2013                                           By           ______________________________
Manuel G. Estrada
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTERNATIONAL SHIPHOLDING CORPORATION
(Registrant)

/s/ Niels M. Johnsen
March 11, 2013                                           By           ____________________________
Niels M. Johnsen
Chief Executive Officer and
Chairman of the Board

/s/ Erik L. Johnsen
March 11, 2013                                           By           ____________________________
Erik L. Johnsen
President and Director

/s/ Edwin A. Lupberger
March 11, 2013                                           By           ____________________________
Edwin A. Lupberger
Director

/s/ H. Merritt Lane III
March 11, 2013                                           By           ____________________________
H. Merritt Lane III
Director

/s/ T. Lee Robinson, Jr.
March 11, 2013                                           By           ____________________________
T. Lee Robinson, Jr.
Director

/s/ James J. McNamara
March 11, 2013                                           By           ____________________________
James J. McNamara
Director

/s/ Kenneth H. Beer
March 11, 2013                                           By           ____________________________
Kenneth H. Beer
Director

/s/ Harris V. Morrissette
March 11, 2013                                           By           ____________________________
Harris V. Morrissette
Director

/s/ Manuel G. Estrada
March 11, 2013                                           By           ____________________________
Manuel G. Estrada
Vice President and Chief Financial Officer

/s/ Kevin M. Wilson
March 11, 2013                                           By       __________________________
Kevin M. Wilson
Controller

Index of Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Shipholding Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of International Shipholding Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules for each of the two years ended December 31, 2012 and December 31, 2011 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9a.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As described in Management's Report on Internal Control Over Financial Reporting under Item 9A, management has excluded the United Ocean Services Business from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded the United Ocean Services Business from our audit of internal control over financial reporting. The United Ocean Services Business is included in the consolidated results on which we are reporting and its total assets and total revenues represent 19.5% and 3.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers  LLP
Birmingham, Alabama
March 11, 2013

Index of Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows of International Shipholding Corporation for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of International Shipholding Corporation for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 14, 2011,
except for Note O, as to which the date is
March 11, 2013

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)

	Twelve Months Ended December 31,
	2012	2011	2010
Revenues	$243,496	$263,196	$290,049

Operating Expenses:
Voyage Expenses	188,508	192,082	209,347
Vessel Depreciation	24,366	25,388	17,929
Impairment Loss	-	-	25,430
Other Depreciation	32	-	-
Administrative and General Expenses	23,244	20,961	21,202
Gain on Dry Bulk Transaction	-	(18,844)	-
Gain on Sale/Purchase of Other Assets	(16,625)	-	(42)

Total Operating Expenses	219,525	219,587	273,866

Operating Income	23,971	43,609	16,183

Interest and Other:
Interest Expense	10,409	10,361	7,157
Derivative Loss	485	101	426
(Gain) Loss on Sale of Investments	(580)	747	(213)
Other Income from Vessel Financing	(2,387)	(2,653)	(2,335)
Investment Income	(470)	(637)	(1,778)
Foreign Exchange (Gain) Loss	(5,506)	3,051	8,196
	1,951	10,970	11,453

Income Before Provision for Income Taxes and
Equity in Net Income of Unconsolidated Entities	22,020	32,639	4,730

(Benefit) Provision for Income Taxes:
Current	296	680	692
Deferred	(453)	-	(1,982)
	(157)	680	(1,290)

Equity in Net (Loss) Income of Unconsolidated
Entities (Net of Applicable Taxes)	(215)	(410)	9,282

Net Income	$21,962	$31,549	$15,302
Basic and Diluted Earnings Per Common Share:

Basic Earnings Per Common Share:	$3.05	$ 4.42	$2.14

Diluted Earnings Per Common Share:	$3.04	$4.40	$2.12
Weighted Average Shares of Common Stock Outstanding:
Basic	7,195,606	7,131,820	7,158,439
Diluted	7,213,288	7,176,647	7,231,178
Dividends Per Share	$1.000	$1.500	$1.625
The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(All Amounts in Thousands Except Share Data)

	Twelve Months ended December 31,
	2012	2011	2010
Net Income	$21,962	$31,549	$15,302

Other Comprehensive Income:
Unrealized Foreign Currency Translation Gain (Loss)	95	(247)	111
Unrealized Holding (Loss) Gain on Marketable Securities	(128)	(5)	133
Change in Fair Value of Derivatives	1,243	101	(1,856)
Change in Funding Status of Defined Benefit Plan	(2,209)	(5,998)	(3,495)

Comprehensive Income	$20,963	$25,400	$10,195

The accompanying notes are an integral part of these statements

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)

	December 31,	December 31,
ASSETS	2012	2011

Cash and Cash Equivalents	$19,868	$21,437
Restricted Cash	8,000	8,907
Marketable Securities	-	12,827
Accounts Receivable, Net of Allowance for Doubtful Accounts
of $100 and $100 in 2012 and 2011:	32,891	20,553
Federal Income Taxes Receivable	-	242
Net Investment in Direct Financing Leases	3,540	6,278
Other Current Assets	8,392	4,411
Notes Receivable	4,383	4,450
Material and Supplies Inventory	11,847	6,020
Total Current Assets	88,921	85,125

Investment in Unconsolidated Entities	12,676	12,800

Net Investment in Direct Financing Leases	13,461	43,837

Vessels, Property, and Other Equipment, at Cost:
Vessels	525,172	581,705
Building	1,211	-
Land	623	-
Leasehold Improvements	26,348	26,128
Construction in Progress	10	20,729
Furniture and Equipment	11,614	9,372
	564,978	637,934
Accumulated Depreciation	(151,318)	(171,820)
	413,660	466,114

Other Assets:
Deferred Charges, Net of Accumulated Amortization	19,892	15,983
Intangible Assets, Net of Accumulated Amortization	45,784	3,219
Due from Related Parties	1,709	1,571
Notes Receivable	33,381	37,714
Goodwill	2,700	-
Other	5,509	202
	108,975	58,689

TOTAL ASSETS	$637,693	$666,565

The accompanying notes are an integral part of these statements.

f-5

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)

	December 31,	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$26,040	$36,079
Accounts Payable and Accrued Liabilities	50,896	31,484
Total Current Liabilities	76,936	67,563

Long-Term Debt, Less Current Maturities	211,590	286,014

Other Long-Term Liabilities:
Lease Incentive Obligation	6,150	6,640
Other	80,718	57,153

TOTAL LIABILITIES	375,394	417,370

Stockholders' Equity:
Common Stock, $1.00 Par Value, 20,000,000 Shares Authorized,	8,632	8,606
7,203,935 and 7,140,752 Shares Issued and Outstanding at
December 31, 2012 and December 31, 2011, Respectively
Additional Paid-In Capital	86,362	85,830
Retained Earnings	217,654	204,109
Treasury Stock, 1,388,066 Shares at both December 31, 2012	(25,403)	(25,403)
and 2011, Respectively
Defined Benefits Plan
Accumulated Other Comprehensive Loss	(24,946)	(23,947)
TOTAL STOCKHOLDERS' EQUITY	262,299	249,195

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$637,693	$666,565

The accompanying notes are an integral part of these statements.

f-6

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(All Amounts in Thousands)
					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total
Balance at December 31, 2009	$8,484	$83,189	$180,121	$(20,172)	$(12,691)	$238,931
Comprehensive Income:
Net Income	-	-	15,302	-	-	15,302
Other Comprehensive Loss					(5,107)	(5,107)
Total Comprehensive Income						10,195
Compensation Expense - restricted stock (net of forfeited shares)	80	1,657	-	-	-	1,737
Repurchase of Common Stock	-	-	-	(5,231)	-	(5,231)
Common Stock Dividends	-	-	(11,882)	-	-	(11,882)

Balance at December 31, 2010	$8,564	$84,846	$183,541	$(25,403)	$(17,798)	$233,750
Comprehensive Income:
Net Income	-	-	31,549	-	-	31,549
Other Comprehensive Loss					(6,149)	(6,149)
Total Comprehensive Income						25,400
Compensation Expense - restricted stock (net of forfeited shares)	42	984	-	-	-	1,026
Common Stock Dividends	-	-	(10,981)	-	-	(10,981)

Balance at December 31, 2011	$8,606	$85,830	$204,109	$(25,403)	$(23,947)	$249,195
Comprehensive Income:
Net Income	-	-	21,962	-	-	21,962
Other Comprehensive Loss					(999)	(999)
Total Comprehensive Income						20,963
Compensation Expense - restricted stock (net of forfeited shares)	26	532	-	-	-	558
Common Stock Dividends	-	-	(8,417)	-	-	(8,417)

Balance at December 31, 2012	$8,632	$86,362	$217,654	$(25,403)	$(24,946)	$262,299

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
	Twelve Months Ended December 31,
	2012	2011	2010

Cash Flows from Operating Activities:
Net Income	$ 21,962	$ 31,549	$ 15,302
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	24,975	26,391	18,898
Amortization of Deferred Charges and Other Assets	11,034	8,954	6,569
Deferred Tax	(453)	-	(1,982)
Gain on Dry Bulk Transaction	-	(18,844)	-
Impairment Loss	-	-	25,430
Non-Cash Stock Based Compensation	1,216	1,801	2,341
Equity in Net Income of Unconsolidated Entities	215	410	(9,282)
Distributions from Unconsolidated Entities	-	750	3,000
Gain on Purchase / Sale of Assets	(16,625)	-	(42)
(Gain) Loss on Sale of Investments	(580)	747	(213)
(Gain) Loss on Foreign Currency Exchange	(5,506)	3,051	8,196
Changes in:
Deferred Drydocking Charges	(11,304)	(6,803)	(2,516)
Accounts Receivable	(3,533)	(1,290)	4,737
Inventories and Other Current Assets	(2,734)	(1,200)	(1,287)
Other Assets	2,121	669	1,337
Accounts Payable and Accrued Liabilities	(6,481)	3,133	(3,906)
Other Long-Term Liabilities	(4,473)	(3,045)	(2,195)
Net Cash Provided by Operating Activities	9,834	46,273	64,387

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	3,877	5,583	5,522
Acquisition of Frascati Shops Inc and Tower, LLC	(620)	-	-
Capital Improvements to Vessels and Other Assets	(50,729)	(109,631)	(123,146)
Proceeds from Sale of Assets	225,315	-	3,853
Purchase of Marketable Securities	-	(74)	(11,008)
Proceeds from Sale of Marketable Securities	12,433	2,413	9,615
Investment in unconsolidated entities	(1,000)	(2,545)	(4,949)
Acquisition of unconsolidated entity	-	7,092	-
Net Decrease (Increase) in Restricted Cash Account	(1,093)	(8,907)	-
Proceeds from Sale of Unconsolidated Entities	-	526	-
Acquisition of United Ocean Services, LLC	(112,242)	-	-
Proceeds from Note Receivables	4,754	4,735	5,167
Net Cash Provided by (Used In) Investing Activities	80,695	(100,808)	(114,946)

Cash Flows from Financing Activities:
Common Stock Repurchase	-	-	(5,231)
Proceeds from Issuance of Debt	137,930	135,330	153,476
Repayment of Debt	(220,337)	(66,498)	(108,029)
Additions to Deferred Financing Charges	(1,274)	(1,788)	(1,155)
Common Stock Dividends Paid	(8,417)	(10,981)	(11,882)
Net Cash (Used In) Provided by Financing Activities	(92,098)	56,063	27,179

Net (Decrease) Increase in Cash and Cash Equivalents	(1,569)	1,528	(23,380)
Cash and Cash Equivalents at Beginning of Period	21,437	19,909	43,289

Cash and Cash Equivalents at End of Period	$ 19,868	$ 21,437	$ 19,909
Noncash investing activities:
Reclassification of direct financing lease to vessels	$ -	$ -	$ 48,093

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

Certain reclassifications have been made to the prior period financial information in order to conform to the current year presentation. (See Note D-Revisions).

Nature of Operations

Through our subsidiaries, we operate a diversified fleet of U.S. and International Flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium to long-term charters or contracts of affreightment.  At December 31, 2012, our fleet consisted of 50 ocean-going vessels and related shoreside facilities.  Our core business strategy consists of identifying growth opportunities in niche markets as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as protect our long-standing customer base by providing quality transportation services. From time to time, we augment our core business strategy with opportunistic transactions involving short term spot market contracts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates are primarily used in accounting for testing for impairment and depreciation of fixed assets, intangible assets, self retention insurance, asbestos claims, pension and postretirement benefits, derivative instruments and hedging activities and income taxes.

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately  recognized.  On August 6, 2012, the Company acquired companies FSI and Tower, resulting in Goodwill of $799,000.  On November 30, 2012, the Company acquired UOS, resulting in Goodwill of $1,901,000.  At December 31, 2012 and 2011, our Goodwill balances were $2.7 million and $0, respectively. We monitor our Goodwill for impairment and perform an impairment analysis on an annual basis, or whenever events or circumstances indicate that interim impairment testing is necessary (See Note B–Acquisition).

Voyage Revenue and Expense Recognition

Revenue for our Rail-Ferry, Jones Act, and Specialty segments’ voyages is recorded over the duration of the voyage. Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges. As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made. The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period. Based on our experience, we believe there is not a material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred. Revenues and expenses relating to our other segments’ voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

Maritime Security Program

The Maritime Security Act, which established the Maritime Security Program (“MSP”), was signed into law in October of 1996 and has been extended to 2025.  As of December 31, 2012, six of our PCTC’s, and two of our Container vessels were qualified and received contracts for MSP participation.  Each vessel could earn up to $3,100,000 in 2012, $2,950,000 in 2011 and $2,900,000 in 2010.  We recognize MSP revenue on a monthly basis over the duration of the qualifying contracts.

Cash and Cash Equivalents

We consider highly liquid debt instruments and money market funds with an original maturity of three months or less to be cash equivalents.  The carrying amount approximates fair value for these instruments.

At December 31, 2012, we had $8.0 million of cash classified as Restricted Cash, of which $2.0 million is associated with a lien on a UOS vessel and $6.0 million is collateral escrow pledged for performance guarantees under a contract.  At December 31, 2011, we had $8.9 million of cash classified as Restricted Cash for requirements of a loan to value covenant in connection with our Yen denominated facility.  In early January, 2012, management decided to prepay the facility converting this Restricted Cash into Yen, in order to comply with the loan to value covenant.

Inventories

Spares and warehouse inventories are stated at lower of cost or market based on the first-in, first-out method of accounting. Fuel inventory is based on the average inventory method of accounting. As of December 31, 2012 and 2011, our inventory balances were approximately $11.9 million and $6.0 million, respectively. Our inventory consists of three major classes, the break out of which is included in the following table:

(All amounts in thousands)	For the Years Ended December 31,
Inventory Classes	2012	2011
Spares Inventory	$3,652	$5,034
Fuel Inventory	4,633	986
Warehouse Inventory	3,562	-
	$11,847	$6,020

In the third quarter of 2012 we acquired FSI. As part of that acquisition, we acquired warehouse inventory valued at $231,000 as of August 31, 2012.

In the fourth quarter of 2012, we acquired UOS. As part of that acquisition; we acquired $3,100,000 in fuel inventory and approximately $3,410,000 in warehouse inventory as of November 30, 2012.

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

Vessels, Property and Other Equipment

For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method to the estimated salvage value.  Estimated useful lives of Vessels, Leasehold Improvements, and Furniture and Equipment from now or when built are as follows:

Jones Act
	1 Coal Carrier	15
	2 Bulk Carriers	25
	1 Harbor Tug	20
	3 ATB Barge and Tug Units	9-30
Pure Car Truck Carriers
	4 Pure Car/Truck Carriers	20-25
Rail Ferry
	2 Special Purpose Vessels	25
	Building	15-25
Dry Bulk Carriers
	5 Bulk Carriers	25
Specialty Contracts
	1 Tanker	25
	1 Special Purpose Vessel	25
Other
	Leasehold Improvements	10-20
	Other Equipment	3-12
	Furniture and Equipment	3-10

    At December 31, 2012, our fleet of 50 vessels also included (i) a Molten Sulphur Carrier, two Multi-Purpose vessels, five Container vessels, which we charter in one of our services, (ii) one tanker, (iii) three Pure Car Truck Carriers, (iv) three Bulk Carriers, (v) an integrated barge and tug unit we acquired with our acquisition of UOS and (vi) fourteen Mini Bulker Carriers.

    Costs of all major property additions and betterments are capitalized.  Ordinary maintenance and repair costs are expensed as incurred.  Interest and finance costs relating to vessels and other equipment under construction are capitalized to properly reflect the cost of assets acquired.  Capitalized interest totaled $120,045, $339,000 and $1,788,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Capitalized interest was calculated based on our weighted-average interest rate on our outstanding debt.

    We monitor our fixed assets for impairment and perform an impairment analysis in accordance with Accounting Standards Codification (“ASC”) Topic 360 when triggering events or circumstances indicate a fixed asset or asset group may be impaired.  Such events or circumstances may include a decrease in the market price of the long-lived asset or asset group or a significant change in the way the asset is being used. Once a triggering event or circumstance is identified, an analysis is done which shows the net book value of the asset as compared to the estimated undiscounted future cash flows the asset will generate over its remaining useful life. It is possible that our asset impairment review would include a determination of the asset’s fair value based on a third-party evaluation or appraisal. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. We believe that no impairment existed at December 31, 2012 and 2011. We recorded an impairment charge of $25,430,000 in 2010 on our Rail Ferry assets. (See Note Y – Impairment of Long Lived Assets).

Drydocking Costs

    We defer certain costs related to the drydocking of our vessels.  Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years). Because drydocking charges can be material in any one period, we believe that the capitalization and amortization of these costs over the drydocking period provides a better matching with the future revenue generated by our vessels. We capitalize only those costs that are incurred to meet regulatory requirements. Normal repairs, whether incurred as part of the drydocking or not, are expensed as incurred (See Note N – Deferred Charges and Intangible Assets).

Deferred Financing Charges and Intangible Assets

    We amortize our deferred financing charges and intangible assets over the terms of the related financing agreements and contracts using the effective interest method (See Note N – Deferred Charges and Intangible Assets).

Index of Financial Statements

Self-Retention Insurance

      We maintain provisions for estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates (See Note H – Self-Retention Insurance).

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

    The Jobs Creation Act, which first applied to us on January 1, 2005, changed the U.S. tax treatment of the foreign operations of our U.S. flag vessels and our International Flag shipping operations.  We made an election under the Jobs Creation Act to have our qualifying U.S. Flag operations taxed under the “tonnage tax” regime rather than under the usual U.S. corporate income tax regime (See Note J – Income Taxes).

Foreign Currency Transactions

    Certain of our revenues and expenses are converted into or denominated in foreign currencies, primarily the Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso, Australian Dollar, and Japanese Yen.  All exchange adjustments are charged or credited to income in the year incurred. Excluding the foreign exchange losses related to the Yen-denominated loan facility as discussed on page 42, we recognized an exchange gain of approximately $10,000, $460,000 and $1,259,000 for the years ended December 31, 2012, 2011 and 2010, respectively, on foreign currency transactions related to operations.

    In addition to the foreign currency operational transactions, we also recorded a non-cash foreign exchange gain of $5.5 million in December 31, 2012 and losses of $3.1 million and $8.2 million for the years ended December 31, 2011 and 2010, respectively, reflecting the periodic re-measurement of a Yen-denominated credit facility to U.S. Dollars. These gains/losses are reflected in our Consolidated Statements of Income as “Interest and Other”.

Dividend Policy

    The payment of dividends is at the discretion of our Board of Directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash dividend program beginning in the fourth quarter of 2008.

    Dividends will be payable quarterly beginning April 30, 2013, in respect of our Series A preferred shares when, as and if declared by our Board of Directors.

Earnings Per Share

    Basic earnings per share was computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflects the effect of dilutive potential common shares, including shares issuable under restricted stock units using the treasury stock method.

Derivative Instruments and Hedging Activities

    Under ASC Topic 815, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair value of the hedge are recorded through Stockholders’ Equity in Other Comprehensive Income (Loss).  We currently employ, or have employed in the recent past, interest rate swap agreements and foreign currency contracts (See Note R – Fair Value of Financial Instruments, Derivatives and Marketable Securities).

Stock-Based Compensation

    Under ASC Topic 505, we determine stock based compensation cost based on the grant date fair value of awards and  record compensation expense over the vesting period of such awards.  The compensation cost related to our restricted stock is determined based on the average stock price on the date of grant and is amortized on a straight-line basis over the vesting period. (See Note V – Stock-Based Compensation).

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

    We account for our pension and postretirement benefit plans in accordance with ASC Topic 715.  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under ASC Topic 715, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other Comprehensive Income (Loss), net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company’s fiscal year end.  This standard does not change the determination of net periodic benefit cost included in net income or the measurement issues associated with benefit plan accounting.  For the period ended December 31, 2012, the effect of the adjustment to our underfunded status was an increase in the liability of $2.6 million, and an increase in Other Comprehensive Loss of $2.2 million, net of taxes of $452,000, with a full  valuation allowance.  For the period ended December 31, 2011, the effect of the adjustment to our underfunded status was an increase in the liability of $6.0 million and an increase in Other Comprehensive Loss of $6.0 million, net of taxes of $1.1 million with a full valuation allowance (See Note I – Employee Benefit Plans).

New Accounting Pronouncements

    In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for International Shipholding Corporation beginning after December 15, 2011. The adoption of ASU 2011-04 does not have a material effect on our operating results or financial position for year ending December 31, 2012.

    In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 in fiscal 2012 does not have a material effect on our operating results or financial position for the year ended December 31, 2012.

    In September 2011, the FASB issued ASU 2011-09, Compensation – Retirement Benefits – Multi-employer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multi-employer Plan (“ASU 2011-09”) which is intended to increase disclosures about an employer’s participation in a multi-employer pension plan. ASU 2011-09 requires additional disclosures about an employer’s participation in a multi-employer pension plan. This guidance is effective for fiscal years ending after December 15, 2011 and is required to be applied retrospectively for all periods presented.  We have provided the additional required disclosures in the notes to our December 31, 2012 and 2011 consolidated financial statements.

    In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), guidance for the impairment testing of goodwill. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 does not have a material effect on our operating results or financial position for the year ended December 31, 2012.

    In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update is effective for us in our first quarter of fiscal 2013 and will be applied retrospectively. The adoption of ASU 2011-11 does not have a material effect on our operating results or financial position for the year ended December 31, 2012.

NOTE B – ACQUISITIONS

U.S. United Ocean Services, LLC Acquisition

On November 30, 2012, (“the acquisition date”) we acquired 100% of the membership interest of U.S. United Ocean Services, LLC (“UOS”).  Founded in 1959, UOS provides marine transportation services for dry bulk and break-bulk commodities in the United States.  UOS operates the largest U.S. Flag Jones Act dry bulk fleet today (131,000 dead weight tons), which consists of two handysize bulkers and four tug/barge units.  The fleet operates under long-term contracts with Tampa Electric (“TECO”) and The Mosaic Company (“Mosaic”), both of whom have maintained longstanding relationships with UOS that have spanned several decades.

This acquisition will provide the company with increased scale and a more diverse product offering within the U.S. Flag Jones Act dry bulk transportation market, where we maintain a strong position.  The acquisition fits within our core growth strategy of acquiring assets to fill niche market needs, expanding contracted revenue with quality counterparties, and broadening customer relationships.

The total consideration of approximately $115.0 million consisted of a $112.2 million cash payment and the assumption of $2.7 million in Current Liability (which remains subject to a customary post-closing adjustments).  As of December 31, 2012, we discharged substantially all known accounts payable assumed in the acquisition.  Acquisition expenses of approximately $1.8 million related to legal, consulting, and valuation fees have been included under the caption “Administrative and General Expenses” in our Condensed Consolidated Statement of Income.

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

The following is a tabular summary of the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Description	Amount Recognized as of Acquisition Date (Dollars in Thousands)
Working Capital including Cash Acquired	$8,512
Inventory	6,510
Property, Plant, & Equipment	60,037
Identifiable Intangible Assets	45,131
Total Assets Acquired	120,190
Misc. Payables & Accrued Expenses	(5,039)
Other Long Term Liability	(2,070)
Total Liabilities Assumed	(7,109)
Net Assets Acquired	113,081
Working Capital Settlement	(2,738)
Total Consideration Transferred	(112,244)
Goodwill*	$1,901

* Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Our above-described goodwill will not be amortized nor do we expect it to be deductible for tax purposes.  Specifically, the goodwill recorded as part of the acquisition of UOS includes the following:

• the expected synergies and other benefits that we believe will result from combining the operations of UOS with our existing Jones Act operations.

• any intangible assets that do not qualify for separate recognition, including an assembled workforce of the acquired company, and

• the anticipated higher rate of return of UOS’s existing businesses as going concerns compared to the anticipated rate of return if we had acquired all of the net assets separately.

The following unaudited pro forma results present consolidated information as if the UOS acquisition had been completed as of January 1, 2011. The pro forma results include the amortization associated with the acquired intangible assets, interest expense associated with the debt used to fund a portion of the acquisition, the impact of fair value adjustments such as depreciation adjustments related to adjustments to property, plant and equipment. The pro forma results should not be considered indicative of the results of operations or financial position of the combined companies had the acquisition been consummated as of January 1, 2011, and are not necessarily indicative of results of future operations of the company.

The pro forma combined financial statements do not include the realization of any cost savings from anticipated operating efficiencies, synergies, or other restructuring activities which might result from the acquisition.  The following table sets forth the pro forma revenues, net earnings attributable to ISH, basic net earnings per share and fully diluted net earnings per share attributable to ISH common stockholders for the years ended December 31, 2012 and 2011, respectively (unaudited and in thousands, except share amounts):

	2012	2011
	Pro Forma	Pro Forma
Revenues	$329,079	$385,938
Net earnings attributable to ISH	$30,765	$39,166
Net earnings per share attributable to ISH common stockholders:
Basic	$4.28	$5.49
Diluted	$4.27	$5.46

UOS’s revenue for fiscal year 2012 of $7.6 million represents approximately 3.1% of our consolidated revenue for fiscal year 2012. UOS’s assets including intangible assets, represent approximately 19.5% of our consolidated assets at December 31, 2012.

Index of Financial Statements

Frascati Shops, Inc. and Tower, LLC Acquisition
On August 6, 2012, (“the acquisition date”) we acquired the common stock and membership interest of Frascati Shops, Inc. (“FSI”) and Tower LLC, (“Tower”), respectively.  FSI and Tower (collectively, the “Acquired Companies”) own and operate a certified rail-car repair facility near the port of Mobile, Alabama.  Both will continue to be used to service and repair rail-cars from third party customers as well as rail-cars that are transported via our Rail-Ferry vessels.  Our acquisition of the Acquired Companies enables us to (i) lower our Rail-Ferry maintenance and operating costs, (ii) increase the revenues of our Rail Services operations and (iii) deepen our existing customer relationships.

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

    The following is a tabular summary of the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Description	Amount Recognized as of Acquisition Date (Dollars in Thousands)
Working Capital including Cash Acquired	$18
Inventory	231
Property, Plant, & Equipment	3,411
Identifiable Intangible Assets	490
Total Assets Acquired	4,150
Misc. Payables & Accrued Expenses	(383)
Long Term Debt	(3,490)
Deferred Tax Liability	(453)
Total Liabilities Assumed	(4,326)
Net Liabilities Assumed	(176)
Total Consideration Transferred	(623)
Goodwill*	$799

* Goodwill is the sum of the consideration transferred and the net liabilities assumed and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Our above-described goodwill will not be amortized nor do we expect it to be deductible for tax purposes.  Specifically, the goodwill recorded as part of the acquisition of the Acquired Companies includes the following:

•	the expected synergies and other benefits that we believe will result from combining the operations of the Acquired Companies with our existing Rail-Ferry operations.

•	any intangible assets that do not qualify for separate recognition, including an assembled workforce of the acquired companies, and

•	the anticipated higher rate of return of the Acquired Companies existing businesses as going concerns compared to the anticipated rate of return if we had acquired all of the net assets separately.

Dry Bulk Cape Holding, Inc. Step Acquisition

On March 25, 2011, Cape Holding, Ltd. (one of our indirect wholly-owned subsidiaries) and DryLog Ltd. completed a transaction that restructured their respective 50% interests in Dry Bulk.

Prior to this transaction, Dry Bulk controlled through various subsidiaries two Capesize vessels and two Handymax Newbuildings.  In connection with this transaction, (i) Cape Holding, Ltd. increased its ownership in Dry Bulk from 50% to 100% and (ii) in consideration, DryLog Ltd. received ownership of two former Dry Bulk subsidiaries holding one Capesize vessel and one shipbuilding contract relating to a Handymax vessel scheduled to be delivered in the second quarter of 2012.  Following the transfer of these subsidiaries, Dry Bulk continues to control through two subsidiaries, one Cape Size vessel and one Handymax vessel which delivered from the shipyard in January of 2012.  As a result of completing this transaction, we now own 100% of Dry Bulk and have complete control of the two remaining vessels.

During the first quarter of 2011, we retained an independent, third party firm with shipping industry experience to assist us in determining the fair value of Dry Bulk and the fair value of our previous 50% interest in Dry Bulk.

At the time of the acquisition, the assets of Dry Bulk consisted of cash, trade receivables, prepayments, inventory, two Capesize vessels, two Handymax vessels under construction and time charter agreements on the two Capesize vessels which were to expire in early 2013 and are currently fixed at attractive time charter rates. Current liabilities consisted primarily of accrued interest on debt and the non-current liabilities consisting primarily of floating rate bank borrowings. With the exception of the Capesize vessels and the intangible value assigned to the above-market time charter contracts, the fair value of all assets and liabilities were equal to the carrying values.

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

Previously, we accounted for our non-controlling interest in Dry Bulk under the equity method. We now include the financial results of Dry Bulk in our consolidated financial results, which include revenues and net loss/income for Dry Bulk for the year to date results. Since the acquisition of Dry Bulk, our consolidated financial results included revenue and net income of $7.3 million and $2.0 million, respectively. Assuming we recorded this transaction on January 1, 2010, our consolidated financial results for the year ending December 31, 2010 and December 31, 2011 would not have been materially different from what we actually reported. As such, we have not disclosed in this report any proforma financial information for either of these earlier periods.

NOTE C- OUT OF PERIOD ADJUSTMENTS

In July of 2011, Oslo Bulk AS (“Oslo”), an entity in which we hold a 25% equity interest and account for under the equity method, entered into an interest rate swap to reduce its exposure to variable interest rates on its outstanding debt.  We incorrectly accounted for the derivative by reporting our 25% share of the change in fair value of the derivative in the condensed consolidated statements of income under the caption “Equity in Net (Loss) Income of Unconsolidated Entities” from inception of the swap to December 31, 2011, rather than accounting for the change in fair value as a component of comprehensive income.  The change in fair value recorded in the third and fourth quarters of 2011 resulted in an aggregate loss of approximately $674,000.  As a result of this error, we recorded an out of period (“OOP”) adjustment during the three months ended June 30, 2012 to correct the $674,000 aggregate loss that was previously recorded in 2011, and $42,000 that was previously recorded in the first quarter of 2012.  The correction of these amounts was recorded in "Other Comprehensive Income".  We also recorded a $324,000 negative OOP adjustment related to net charter revenues that were not previously recorded on a straight-line basis in prior periods from 1999 to 2011, and a $239,000 positive OOP adjustment related to the termination of a lease on one of our PCTC vessels in the third quarter of 2011.  The net impact of these OOP adjustments was an $85,000 decrease to pre-tax income and a $631,000 increase to net income.  We evaluated the impact of the OOP adjustments on the results of our previously issued financial statements for each of the periods affected and concluded that the impact was not material.    We also evaluated the impact of correcting the cumulative effect of the OOP adjustments in the current year and concluded that the impact is not material to our results for 2012.  Accordingly, a net adjustment of $631,000 was recorded to correct the OOP errors in the three month period ended June 30, 2012.

NOTE D –REVISIONS

In the third quarter of 2012, we modified the presentation of our deferred revenues from non-current liabilities to current liabilities.  As a result, we have revised the balance sheet presentation of approximately $2.2 million as of December 31, 2011.  This revision from “Other” in the non-current section of our balance sheet to “Accounts Payable and Accrued Liabilities” in the current section our balance sheet has no effect on total assets, liabilities, or equity and is immaterial to the balance sheets of all periods presented.

In the fourth quarter of 2012, we revised the pension and post retirement adjustment by an accumulated amount of $160,000. This revision was due to us incorrectly recording the pension and post retirement adjustment. The revision did not have a material impact on total liabilities or equity for 2012 or 2011.

Index of Financial Statements

NOTE E – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consisted of the following:
	For the Year ended December 31,
(Amounts in thousands)	2012	2011
Pure Car/Truck Carriers	$ 132,393	$ 290,830
Special Purpose vessels	59,462	59,479
Coal Carrier	92,771	92,771
Tanker	8,009	8,009
Bulk Carriers	200,537	130,616
Tug and Barge Units	32,000	-
Non-vessel related property, plant and equipment	39,796	35,500
	564,968	617,205
Less: Accumulated depreciation	(151,318)	(171,820)
	413,650	445,385
Construction-in-progress (vessel and non-vessel)	10	20,729
	$ 413,660	$ 466,114

Total depreciation expense attributed to our Property, Plant and Equipment was $24,975,000, $26,391,000, $18,898,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Depreciation on non-vessel items such as office equipment, furniture, etc. is recorded in Administrative and General Expenses.

NOTE F – NON-MONETARY EXCHANGE TRANSACTION

    On October 22, 2012, we acquired a newer vessel in exchange for one of our existing vessels and $3.7 million in cash. This transaction has been accounted for under the ASC 845, generating a gain based on fair market value of the vessel received less the book value of the vessel tendered.  The gain recognized is approximately $12.2 million from this transaction which is included in our Consolidated Statements of Income under the caption “(Gain) Loss on Sale/Purchase of Other Assets.”

NOTE G – LONG-TERM DEBT

    Long-term debt consisted of the following:

(Amounts in thousands)		Interest Rate			Total Principal Due
		December 31,	December 31,	Maturity	December 31,	December 31,
Description		2012	2011	Date	2012	2011
Secured:
Notes Payable – Variable Rate	*	2.0600%	1.5738%	2015	$ 12,666	$ 15,333
Notes Payable – Variable Rate	*		0.0000%	2012	-	12,845
Notes Payable – Variable Rate	**		1.8293%	2013	-	29,389
Notes Payable – Variable Rate		2.8090%	3.0632%	2018	18,896	22,332
Notes Payable – Variable Rate			3.2702%	2014	-	13,318
Notes Payable – Variable Rate	***	1.8314%	1.0957%	2020	42,089	60,808
Notes Payable – Variable Rate			3.0600%	2017	-	41,656
Notes Payable – Variable Rate		2.81-2.85%	2.88-2.92%	2018	48,760	52,440
Notes Payable– Variable Rate	****		3.2458%	2018	-	24,162
Notes Payable – Variable Rate		2.5590%	2.6440%	2017	13,436	15,675
Notes Payable – Variable Rate		2.9810%	3.2458%	2018	15,620	18,460
Notes Payable – Variable Rate		2.8158%	3.0000%	2018	17,908	6,175
Notes Payable – Variable Rate		2.7090%		2017	30,000	-
Unsecured Line of Credit		3.9597%	4.0349%	2014	38,255	9,500
					237,630	322,093
		Less Current Maturities			(26,040)	(36,079)
					$ 211,590	$ 286,014

*  We have interest rate swap agreements in place to fix the interest rates on our variable rate notes payable expiring in 2012 and 2015 at 5.17% and 4.41%, respectively.  After applicable margin adjustments, the effective interest rates on these notes payable are fixed at 4.67% and 6.16%, respectively. The swap agreements are for the same terms as the associated notes payable.  The variable rate note expiring in 2012 along with the associated swap was repaid at termination.

** We had three interest rate swap agreements currently in place to fix the interest rate on portions of this variable note payable at 3.46%, 2.69% and 2.45% respectively through the termination of the loan.  After applicable margin adjustments, the effective interest rates on the swapped portion of these notes payable are 4.71%, 3.94% and 3.70%, respectively.  Two of these swap agreements became effective in 2010 when the previous swap agreements terminated and the remaining agreement has been in place since the inception of the loan.  This loan was prepaid during 2012 and the associated swaps were terminated at that time.

*** We have an interest rate swap agreement in place to fix the interest rate on our variable rate note payable expiring in 2020 at 2.065%.  After applicable margin adjustments, the effective interest rate on this note payable is fixed at 3.715%.  The swap agreement is for the same term as the associated note payable.

**** We had an interest rate swap agreement in place to fix the interest rate on our variable rate note payable expiring in 2018 at 1.80%.  After applicable margin adjustments, the effective interest rate on this note payable is fixed at 4.47%.  The swap agreement is for the same term as the associated note payable.  This loan was prepaid during 2012 and the associated swap was terminated at that time.

All of the debt listed in the chart above was either (i) issued directly by International Shipholding Corporation or (ii) issued by one or more subsidiaries of International Shipholding Corporation and guaranteed by International Shipholding Corporation.  Our variable rate notes payable and our line of credit are secured by assets with an aggregate net book value of $353,770,000 as of December 31, 2012, and by a security interest in certain operating contracts and receivables.

The aggregate principal payments required as of December 31, 2012, for each of the next five years are $26,040,000 in 2013, $26,227,000 in 2014, $43,832,000 in 2015, $36,503,000 in 2016, $25,613,000 in 2017 and $79,415,000 thereafter.

 Effective July 15, 2011, our revolving credit facility was reduced from $35 million to $30 million, the expiration date extended until April of 2013, and the letter of credit requiring $6.4 million of collateral was cancelled.  At December 31, 2011, we had $9.5 million drawn for working capital purposes, all of which was repaid in January 2012.  Associated with this credit facility is a commitment fee of .125% per year on the undrawn portion of this facility. Effective November 28, 2012, our revolving credit facility was increased from $30 million to $42 million to provide additional funds for working capital purposes.  This revolver was considered fully drawn at December 31, 2012 and the $12 million increase was fully repaid in January 2013.  At the point of repayment, the revolving credit facility was reduced back to $30 million with $3.745 million used as collateral for various letters of credit.  The expiration of this facility is April of 2014.  The net weighted average interest rate on all of our long-term debt after consideration of the effect of our interest rate swaps at December 31, 2012 and December 31, 2011 was 3.2645% and 3.4593%, respectively.

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

We entered into a variable rate financing agreement with DnB Nor Bank ASA on June 29, 2011 for a seven year facility to finance a portion of the acquisition price of two previously leased vessels.  This facility, totaling $45.9 million was fully drawn during July 2011.  During 2012 a portion of the loan associated with one of the vessels was totally repaid in conjunction with the sale of this vessel. The associated interest rate swap was terminated along with the prepayment.

We entered into a variable rate financing agreement with Capital One N.A. on November 30, 2012 for a five year facility totaling $30 million to finance a portion of the acquisition of UOS.  This facility was fully drawn prior to the end of 2012.

Our debt agreements, among other things, impose defined minimum working capital and net worth requirements, impose leverage requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.  As of December 31, 2012, we met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios.

Certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We have consistently remained in compliance with this provision of these loan agreements.

NOTE H – SELF-RETENTION INSURANCE

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

The liabilities for self-insurance exposure and for claims under deductible levels were $4,357,000 and $1,952,000 as of December 31, 2012 and December 31, 2011, respectively. The $2.4 million variance from 2011 to 2012 primarily consists of claims liabilities assumed from our UOS acquisition.

Index of Financial Statements

NOTE I – EMPLOYEE BENEFIT PLANS

Pension and Postretirement Benefits

We maintain a defined benefit pension plan (the “Retirement Plan”) for employees hired prior to September 1, 2006, and all such employees of our domestic subsidiaries who are not covered by union sponsored plans may participate after one year of service. Employees hired on or after September 1, 2006 with at least one year of service as of June 30, 2008, are eligible to participate in the Cash Balance Plan as of July 1, 2008.  Computation of benefits payable under the defined pension plan is based on years of service, up to thirty years, and the employee's highest sixty consecutive months of compensation, which is defined as the participant’s base salary plus overtime (excluding incentive pay), bonuses or other extra compensation, in whatever form.  Our funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation.  Retirement Plan assets consist primarily of investments in equity and fixed income mutual funds and money market holdings.  The target asset allocation range is 30% in fixed income investments and 70% in equity investments.  The asset allocation on December 31, 2012 was 30%, or $8,668,000, in fixed income investments and 70%, or $20,245,000, in equity investments.  The asset allocation on December 31, 2011 was 40%, or $10,220,000, in fixed income investments and 60%, or $15,425,000, in equity investments.  The plan’s prohibited investments include selling short, commodities and futures, letter stock, unregistered securities, options, margin transactions, derivatives, leveraged securities, and International Shipholding Corporation securities.  The plan’s diversification strategy includes limiting equity securities in any single industry to 25% of the equity portfolio fair value, limiting the equity holdings in any single corporation to 10% of the fair value of the equity portfolio, and diversifying the fixed income portfolio so that no one issuer comprises more than 10% of the aggregate fixed income portfolio, except for issues of the U.S. Treasury or other Federal Agencies.  The plan’s assumed future returns are based primarily on the asset allocation and on the historic returns for the plan’s asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.  As of December 31, 2012, the plan has assets of $28,913,000 and a projected pension obligation of $36,617,000, and as of December 31, 2011, the plan had assets of $25,645,000 and a projected pension obligation of $32,496,000.  The increase in the unfunded portion in 2012 was due to the drop in the discount rate from 4.5% to 3.75%, which increases projected pension obligations, partially offset by an improved return on plan assets.

    Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents.

    The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, as defined in Note X.

December 31, 2012
(Amounts in thousands)
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Cash Equivalents
Money Market Funds	$236	$-	$-	$236

Equities
Domestic Equity Mutual Funds	$17,631	$-	$-	$17,631
International Equity Mutual Funds	$2,614	$-	$-	$2,614

Fixed Income
Taxable Fixed Income Funds	$8,432	$-	$-	$8,432
Total Assets at Fair Value	$28,913	$-	$-	$28,913

December 31, 2011
(Amounts in thousands)
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Cash Equivalents
Money Market Funds	$418	$-	$-	$418

Equities
Domestic Equity Mutual Funds	$12,372	$-	$-	$12,372
International Equity Mutual Funds	$3,053	$-	$-	$3,053

Fixed Income
Taxable Fixed Income Funds	$9,802	$-	$-	$9,802
Total Assets at Fair Value	$25,645	$-	$-	$25,645

The following table sets forth the two plans’ changes in the benefit obligations and fair value of assets and a statement of the funded status:
(Amounts in thousands)	Retirement Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$ 32,496	$ 27,473	$ 11,898	$ 10,729
Service Cost (Credit)	649	542	(6)	41
Interest Cost	1,426	1,496	471	565
Plan Amendments			1,318
Actuarial Loss (Gain)	3,371	4,304	(133)	1,060
Benefits Paid and Expected Expenses	(1,325)	(1,319)	(506)	(534)
Medicare Part D Reimbursements	-	-	41	37
Benefit Obligation at End of Year	$ 36,617	$ 32,496	$ 13,083	$ 11,898

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$ 25,645	$ 25,007	$ -	$ -
Actual Return on Plan Assets	2,994	731	-	-
Employer Contribution	1,600	1,226	464	497
Benefits Paid and Actual Expenses	(1,326)	(1,319)	(505)	(534)
Medicare Part D reimbursements	-	-	41	37
Fair Value of Plan Assets at End of Year	$ 28,913	$ 25,645	$ -	$ -

Funded Status	$ (7,704)	$ (6,851)	$ (13,083)	$ (11,898)

Key Assumptions
Discount Rate	3.75%	4.50%	3.75%	5.50%
Rate of Compensation Increase	4.50%	4.50%	N/A	N/A

The accumulated benefit obligation for the pension plan was $33,058,000 and $29,420,000 at December 31, 2012 and 2011, respectively.

The following table shows amounts recognized in accumulated other comprehensive income (loss):

(Amounts in thousands)	Retirement Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
Prior Service Credit (Cost)	$ 19	$ 22	$ (1,288)	$ 43
Net Loss	(13,054)	(11,467)	(4,253)	(4,587)
Change in Other Comprehensive Loss	$ (13,035)	$ (11,445)	$ (5,541)	$ (4,544)

The following table provides the components of net periodic benefit cost for the plans:

(Amounts in thousands)	Retirement Plan			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost
Service Cost (Credit)	$ 649	$ 542	$ 477	$ (6)	$ 41	$ 76
Interest Cost	1,426	1,496	1,470	471	565	586
Expected Return on Plan Assets	(1,987)	(1,907)	(1,706)	-	-	-
Amortization of Prior Service Credit	(3)	(3)	(3)	(12)	(11)	(11)
Amortization of Net Actuarial Loss	778	380	342	201	213	198
Net Periodic Benefit Cost	$ 863	$ 508	$ 580	$ 654	$ 808	$ 849

The assumptions used in the measurement of net pension cost are shown in the following table:

Key Assumptions	2012	2011	2010	2012	2011	2010
Discount Rate	4.50%	5.50%	6.00%	3.75%	5.50%	6.00%
Expected Return on Plan Assets	7.75%	7.75%	7.75%	N/A	N/A	N/A
Rate of Compensation Increase	4.50%	4.50%	4.50%	N/A	N/A	N/A

For measurement purposes, the health cost trend was assumed to be 9.6% and the dental care cost trend rate was assumed to be 5.0% in 2012-2036. The health care cost trend will decrease by 1.8% in 2013, 1.4% in 2014, 0.2% in 2015-2016, and 0.1% in 2017-2023. The health cost and dental care cost trends above are the same for employees over 65.  A one percent change in the assumed health care cost trend rates would have the following effects:

(Amounts in thousands)	1% Increase	1% Decrease
Change in total service and interest cost components
for the year ended December 31, 2012	$48	($40)
Change in postretirement benefit obligation as of December 31, 2012	$1,741	($1,440)

The following table provides the expected future benefit payments as of December 31, 2012:

(Amounts in thousands)
Fiscal Year Beginning	Retirement Plan	Postretirement Benefits
2013	$ 1,561	$ 638
2014	$ 1,657	$ 656
2015	$ 1,669	$ 654
2016	$ 1,761	$ 661
2017	$ 1,798	$ 678
2018-2022	$ 10,605	$ 3,616

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

Index of Financial Statements

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

Crew members on our U.S. Flag vessels belong to union-sponsored, multi-employer pension plans.  We contributed approximately $3,195,000, $3,548,000, and $3,526,000 to these plans for the years ended December 31, 2012, 2011, and 2010, respectively.  These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members. As of December 31, 2012, all plans pension protection act zone status is green. Being in the Green Zone means that the Fund is at least 80% funded with a Funding Standard account credit balance that is projected to be positive for more than seven years. Information from the plans’ administrators can be found in the table below:

Plan		Company	EIN	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented (5)	Contribution Amount (In Thousands)			Surcharge Imposed	Expiration Date
						2012	2011	2010
MM&P	(1)	WSC	13-100310	Green	Yes	$ 996	$1,297	$1,299	No	9/30/2025 & 9/30/2025
		SCI				$ 298	$ 280	$ 279		6/30/2027
		CGL				$1,039	$1,029	$1,004		9/30/2025 & 6/30/2020
MEBA	(2)	WSC	51-029896	Green	No	$ 311	$ 408	$ 413	No	9/30/2020
		SCI				$ 68	$ 62	$ 61		6/30/2017
		CGL				$ 242	$ 237	$ 230		9/30/2020 & 6/30/2020
ARA	(3)	WSC	13-161999	Green	No	$ 2	$ 20	$ 29	No	*
		CGL				$ 52	$ 51	$ 49		9/30/15 & 6/30/17
SPP	(4)	WSC	13-100329	Green	No	$ 81	$ 61	$ 60	No	9/30/2017 & 12/31/2016
		SCI				$ 20	$ 18	$ 17		6/30/2017
		CGL				$ 86	$ 85	$ 85		12/31/2016 & 6/30/2017

		Total Contributions				$ 3,195	$3,548	$3,526

		(1)	Masters, Mates & Pilots Pension Plan
		(2)	MEBA Pension Trust
		(3)	American Radio Association Pension Trust
		(4)	Seafarers Pension Plan
		(5)	Financial Improvement Plan/Rehabilitation Plan
			*In full force and effect until otherwise noted

    In 2012 due to the changes in the pension regulations and the fact that the MM&P adopted the new amortization periods for the 2008 losses it currently meets the requirements for the green zone.  However, due to their critical status in 2011 a rehabilitation plan was adopted and the pension plan at this time is still operating under the changes that were made as a result of the rehabilitation plan.

401(k) Savings Plan

We provide a 401(k) tax-deferred savings plan to all full-time employees. The plan is a defined contribution plan established under the provisions of Section 401(a) of the Internal Revenue Code (the Code) and covers eligible employees of the Company and our domestic subsidiaries. Employees become eligible to participate in the plan on the first day of the calendar month following their date of hire. Effective July 1, 2008, a participant must be age 21 to participate in the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). We match 50% of the employee’s first $2,000 contributed to the plan annually.  We contributed $102,000, $102,000 and $96,000 to the plan for the years ended December 31, 2012, 2011 and 2010, respectively.

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

A total of 400,000 shares of the Company’s common stock are authorized to be issued under the Plan with 328,788 shares available to be issued. The Company has no other equity compensation plans with shares available for issuance. Officers, directors, and key employees of the Company and the Company’s consultants and advisors will be eligible to receive incentives under the Plan when designated by the compensation committee as Plan participants. (See Note V – Stock-Based Compensation).

Life Insurance

We have agreements with the two former Chairmen of the Company whereby their estates or designated beneficiaries will be paid approximately $822,000 and $627,000, respectively, upon death.  We reserved amounts to fund a portion of these death benefits, which amount to $822,000 at December 31, 2012 and 2011 and $457,000, and $433,000 at December 31, 2012 and 2011, respectively.

NOTE J - INCOME TAXES

We made an election under the American Jobs Creation Act of 2004 (“Jobs Creation Act”), effective January 1, 2005, to have our qualifying U.S. Flag operations taxed under a “tonnage tax” regime rather than under the traditional U.S. corporate income tax regime.  As a result of the election made in accordance with the provisions of the Jobs Creation Act, our U.S. subsidiaries owning and/or operating qualifying vessels are taxed solely under this “tonnage tax” regime.  Income for U.S. income tax purposes with respect to qualifying shipping activities of US Flag vessels excludes (1) income from qualifying shipping activities in U.S. foreign trade, (2) income from bank deposits and temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.

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

Certain foreign operations are exempt from foreign income taxation under existing provisions of the laws of those jurisdictions.  Pursuant to existing U.S. tax laws, earnings from certain foreign operations will be subject to U.S. income tax when those earnings are repatriated.  Our intention has been to indefinitely re-invest $4,365,000, $24,391,000 and $12,583,000 of our 2012, 2011 and 2010 respective foreign earnings (losses excluded) in our foreign subsidiaries, and accordingly, have not provided deferred taxes against those earnings.  The principal reasons for this position are as follows: maintenance of our foreign flag fleet, future expansion of our foreign flag fleet, and our U.S. flag fleet’s operating cash needs are adequately met by its operations.

The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the active financing exception from Subpart F income.  The extension was retroactive from January 1, 2012 through December 31, 2013.  For 2012, the Company has reflected its active financing income as a $1,971,000 reduction to its current year U.S. net operating loss.  During the first quarter of 2013, the Company’s U.S. net operating loss carryforward will be increased by the $1,971,000 to reflect the retroactive application of the new law.

Our U.S. Federal income tax return is filed on a consolidated basis and includes the results of operations of our wholly-owned U.S. subsidiaries.  Pursuant to the Tax Reform Act of 1986, the current recognition of earnings (losses excluded) of foreign subsidiaries, which were $1,971,000 in 2012, $0 in 2011, and $2,564,000 in 2010, has been included in our federal tax provision calculation.  No foreign tax credits are expected to be utilized on the federal return as of December 31, 2012.

Components of the net deferred tax (liability) asset are as follows:                                                                                                                           December 31,

(Amounts in thousands)	2012	2011
DEFERRED TAX LIABILITIES
Fixed Assets	$ (7,576)	$ (7,989)
Drydock Activities	(2,825)	-
Deferred Charges	(173)	(21)
Post-Retirement Benefits	(324)	(13)
Total Deferred Tax Liabilities	$ (10,898)	$ (8,023)

DEFERRED TAX ASSETS
Net Operating Loss Carryforwards	$ 9,679	$ 6,220
Minimum Tax Credit	5,179	5,179
Deferred Gain	2,524	-
Market Value Adjustments	1,468	1,588
Insurance and Claims Reserve	411	954
Work Opportunity Tax Credit	537	-
Lease Incentives	546	-
Other Assets	1,131	1,306
Total Deferred Tax Assets	$ 21,475	$ 15,247
Valuation Allowance	(10,577)	(7,224)

Net Deferred Tax Assets	$ 10,898	$ 8,023

TOTAL DEFERRED TAX	-	-

DEFERRED TAX COMPONENTS
Current	$ 323	$ (158)
Non-current	(323)	158
TOTAL DEFERRED TAX	$ -	$ -

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

    The components of Income Before Provision (Benefit) for Income Taxes and Equity in Net (Loss) Income of Unconsolidated Entities are as follows:

(Amounts in Thousands)
	Year Ending December 31,

	2012	2011	2010
Domestic	$16,668	$11,704	$29,321
Foreign	5,352	20,935	$(24,591)

Total	$22,020	$32,639	$4,730

The components of the income tax provision (benefit) are as follows:
	Year Ending December 31,
	2012	2011	2010
Current	$296	$680	$692
Deferred	(453)	-	(1,982)

Total	($157)	$680	($1,290)

The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate expense (benefit):

	Year Ended December 31,
	2012	2011	2010
Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes	0.1%	0.1%	0.7%
Effect of Tonnage Tax Rate	(35.0)%	(19.9)%	(280.9)%
Foreign Earnings - Indefinitely Reinvested	(6.9)%	(26.2)%	(31.9)%
Foreign Earnings	-	-	7.3%
Change in Valuation Allowance	3.5%	7.6%	9.6%
Foreign Income Taxes	0.9%	1.8%	10.2%
E&P Limitations	1.6%	3.6%	225.5%
Permanent Differences and Other, Primarily Non-deductible Expenditures	0.1%	0.1%	(2.8)%
	(0.7)%	2.1%	(27.3)%

Included in the Provision (Benefit) for Income Taxes in our Consolidated Statements of Income is Tonnage Tax of $64,000, $78,000, and $78,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Foreign income taxes of $205,000, $588,000, and $581,000 are included in our consolidated statements of income in the Provision (Benefit) for Income Taxes for the years ended December 31, 2012, 2011, and 2010, respectively.  We pay foreign income taxes in Indonesia, Singapore and Mexico.

Index of Financial Statements

For U.S. federal income tax purposes, in 2012, we generated $3,026,000 in net operating loss carryforwards (“NOLs”), which will be added to the previous carryforward of $23,112,000.  The balance at December 31, 2012 of approximately $26,138,000 will expire in 2024 through 2032.  We also have approximately $5,179,000 of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations.

For state income tax purposes, in 2012, we generated $93,000 in NOLs, which will be added to the previous carryforward of $12,480,000.  The balance at December 31, 2012 of approximately $12,573,000 will expire in 2024 through 2032.

For foreign income tax purposes, certain subsidiaries generated $2,823,000 in NOLs, resulting in a total carryforward of $6,227,000.

We file income tax returns in the U.S. federal, various state and foreign jurisdictions.  The years remaining open under the statute of limitations and subject to audit vary depending upon the tax jurisdiction.  Our U.S. income tax returns for 2007 and subsequent years remain open to examination.  An audit of our 2009 federal income tax return was completed during 2012, with a favorable $94,000 adjustment. The audit further resulted in changes to both the net operating loss carryover and to certain temporary differences, with such changes being reflected in the components of net deferred income tax liability (asset) table contained in this footnote.

It is our policy to recognize interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. If recognized, substantially all of our unrecognized tax benefits would impact our effective rate.

The following is a reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2012 and 2011:
(Amounts in thousands)
	2012	2011
Total unrecognized tax benefits as of: January 1,	$ 1,400	$ 1,400
Increases (decreases) in unrecognized tax benefits as a result of: Tax positions taken during a prior year	-	-
Lapse of applicable statute of limitations	(1,400)	-
Total unrecognized tax benefits as of: December 31,	$ -	$ 1,400

NOTE K – TRANSACTIONS WITH RELATED PARTIES

We own a 49% interest in Terminales Transgolfo (“TTG”) (See Note P - Unconsolidated Entities).  At December 31, 2012, we had a note receivable of $2,018,000 due from TTG.  The long-term portion of this receivable is recorded on our consolidated balance sheets under “Due from Related Parties.” The note receivable has no fixed payment schedule but payment in full is due by December 31, 2020. Interest income on this receivable is earned at the rate of 7.65% per year for seven years.

On December 20, 2011, we sold our 50% interest in RTI Logistics, L.L.C. (“RTI”) to the other 50% owner for $526,000 in cash and two promissory notes in the amount of $1,885,000 and $137,500, respectively. We recorded a loss of $967,000 on this sale of our investment, which is recorded in the line item Loss (Gain) on Sale of Investment.  Interest income on both notes will be earned at a rate of 6% per year for five years. As we no longer have any ownership interest in RTI after the sale, these two receivables are recorded on our consolidated balance sheets at December 31, 2012 under “Notes Receivable.”  As of December 31, 2012, the current note receivable was $162,000 and the long-term note receivable was $1.7 million.

       The brother of one of our Directors serves as our Secretary and is a partner in, and member of the Board of Directors of, the law firm of Jones Walker LLP, which has represented us since our inception. Fees paid to the firm for legal services rendered to us were approximately $1,490,000, $856,000, and $1,261,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. There were no amounts due to the legal firm at December 31, 2012, 2011 and 2010, respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES

Commitments

    As of December 31, 2012, 20 vessels that we own or operate were committed under various contracts extending beyond 2012 and expiring at various dates through 2020.  Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

Contingencies

    In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters.  While we believe that we have meritorious defenses against these claims, our management has used significant estimates in determining our potential exposure.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  As is true of all estimates based on historical experience, these estimates are subject to some volatility.  However, because our total exposure is limited by our aggregate stop loss levels (see Note H - Self-Retention Insurance), we believe that our exposure is within our estimated levels.  Where appropriate, we have recorded provisions, included in Other Long-Term Liabilities: Other, to cover our potential exposure. Although it is difficult to predict the costs of ultimately resolving such issues, we have determined that our current insurance coverage is sufficient to limit any additional exposure to an amount that would not be material to our financial position.  Therefore, we do not expect such changes in these estimates to have a material effect on our financial position or results of operations, although we cannot provide assurances to this effect.

    We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries may mitigate our exposure.  Based on consultation with outside legal counsel, we have estimated our current overall exposure to the lawsuits in question, after considering insurance coverage for these claims, to be approximately $650,000.  We believe those estimates are reasonable and have established reserves accordingly.  Our reserves for these lawsuits as of December 31, 2012 and 2011 were approximately $650,000 and $256,000, respectively.  There is a reasonable possibility that there will be additional claims associated with occupational diseases asserted against us. However, we do not believe that it is reasonably possible that our exposure from those claims will be material because (1) the lawsuits filed since 1989 claiming damages related to occupational diseases in which we have been named as a defendant have primarily involved seamen that served on-board our vessels and the number of such persons still eligible to file a lawsuit against us is diminishing and (2) we believe such potential additional claims, if pursued, would be covered under either or both of (i) an indemnification agreement with a previous owner of one of our subsidiaries or (ii) one or more of our existing insurance policies with deductibles ranging from $1,500 to $25,000 per claim.

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

NOTE M- LEASES

Direct Financing Leases

In 2005, we entered into a direct financing lease of a PCTC expiring in 2015; and, in 1999, we entered into a direct financing lease of a PCTC expiring in 2019. We sold the PCTC expiring in 2019 to a third party in the first quarter of 2012.  The schedule of future minimum rentals to be received by us under the direct financing lease in effect at December 31, 2012, is as follows:

Receivables Under Direct Financing Leases
(Amounts in Thousands)
Year Ended December 31,
2013	$ 5,625
2014	5,625
2015	4,219
Total Minimum Lease Payments Receivable	15,469
Estimated Residual Value of Leased Property	6,000
Less: Unearned Income	(4,468)
Total Net Investment in Direct Financing Leases	17,001
Current Portion	(3,540)
Long-Term Net Investment in Direct Financing Leases at December 31, 2012	$ 13,461

Operating Leases

On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Bank Northwest, National Association, of our 2007-built PCTC.  The transaction generated gross proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a ten year lease agreement with early buyout options that can be exercised in 2017 and 2019.  This lease is classified as an operating lease, with the $14.9 million gain on this sale-leaseback being deferred and recognized over the term of the lease.

On June 15, 2012, we negotiated the early buy-out of the operating lease related to our molten-sulphur carrier. On November 27, 2012, we sold this vessel to BMO Harris Equipment Finance Company for approximately $32 million cash and commenced a seven-year lease agreement with an early buy-out option that can be exercised in 2017.  This lease is classified as an operating lease, with the $8.0 million gain on this sale-leaseback being deferred and recognized over the term of the lease. Also on November 27, 2012 we sold a 1998-built PCTC to Capital Source Bank for approximately $31 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2017.  This lease is classified as an operating lease, with the $11.7 million gain on this sale-leaseback being deferred and recognized over the term of the lease. The Company used the net proceeds of approximately $63 million from the November 27, 2012 transactions to finance a portion of the purchase price for the Company’s acquisition of U.S. United Ocean Services, LLC, which was completed on November 30, 2012.

On December 27, 2012, we sold a 1999-built PCTC to BB&T Equipment Finance for $32 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2015 and again in 2018.  This lease is classified as an operating lease.

Included in the acquisition of UOS was one Integrated Tug/Barge unit under an operating lease. This lease will expire in December of 2013 and we have an agreement to purchase the unit back up to the expiration date.

We will continue to operate all of the aforementioned leased vessels under their respective charters and contract of affreightment arrangements. Annual rent payments due under the new lease agreements can be found in the table below. A complete list of our vessels can be found on page 37.

Our operating lease agreements have fair value renewal options and fair value purchase options.  Most of the agreements impose defined minimum working capital and net worth requirements, impose restrictions on the payment of dividends, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.

The Mobile corporate office lease, which commenced on April 1, 2007, has a twenty year term with periodic graduating payments that are accounted for on a straight line basis. We incurred $730,000 in leasehold improvements and were provided with incentives in the amount of $1.4 million, both of which are amortized over the life of the lease with the incentives amortized as a credit to rent expense. In October 2008, the Company renewed its lease agreement on its New York office space under a ten year term with the first nine months as free rent and includes periodic graduating payments. The rent expense is amortized on a straight line basis over the term of the lease. In addition, we incurred $503,000 in leasehold improvements which will be amortized over the life of the lease. The Company also leases a Shanghai office, with the current term expiring in September 2013, and a Singapore office. As part of our acquisition of UOS, we acquired a lease for our Tampa office space, expiring August 2013 and a warehouse, expiring December 2015.

In addition to those operating leases with terms expiring after December 31, 2012, we also operated certain vessels under short-term time charters during 2012.

Rent expense related to all of our operating leases totaled approximately $11,190,000, $13,634,000 and $28,844,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2012:
	Payments Under Operating Leases
(Amounts in thousands)	Vessels	Other Leases	Total
Year Ended December 31,
2013	$ 18,223	$ 1,880	$ 20,103
2014	18,071	1,300	19,371
2015	18,071	1,367	19,438
2016	18,071	1,095	19,166
2017	18,692	1,119	19,811
Thereafter	46,214	7,022	53,236

Total Future Minimum Payments	$ 137,342	$ 13,783	$ 151,125

NOTE N - DEFERRED CHARGES AND INTANGIBLE ASSETS

Deferred charges and intangible assets are comprised of the following:

	December 31,	December 31,
(Amounts in thousands, net of Amortization)	2012	2011
Drydocking Costs	$17,241	$12,685
Financing Charges and Other	2,651	3,298
Deferred Assets	19,892	15,983
Intangible Assets	45,784	3,219
	$65,676	$19,202

Included in the transaction for Dry Bulk was an intangible asset reflecting the difference between the existing value of the time charter contracts in place as compared to the current market rates for similar vessels under short-term contracts, discounted back to present value. Based on the income approach, the fair value of the intangible asset was calculated to be $5.2 million and is being amortized over the remaining life of the charter contracts, each of which is set to expire in early 2013.

Included in the transaction for FSI were intangible assets for their Tradename and Customer Relationships. Based on the income approach, the fair value of the Tradename intangible asset was calculated to be $65,000 and will be amortized over 20 years, ending in July 2032. Based on the income approach, the fair value of the Customer Relationship intangible asset was calculated to be $425,000 and will be amortized over 20 years, ending in July 2032.

Included in the transaction for UOS were intangible assets for their Tradename, Customer Relationships, and Favorable Lease amount. Based on the income approach, the fair value of the Tradename intangible asset was calculated to be $1.8 million and will be amortized over 8 years, ending in November 2027. Based on the income approach, the fair value of the Customer Relationship intangible asset was calculated to be $30.9 million and will be amortized over 8 years, ending in November 2027. Based on the income approach, the fair value of the Favorable Lease amount intangible asset was calculated to be $12.4 million, of which $1.1 million is related to favorable lease terms and $11.3 million is related to the early buy-out. The favorable lease term intangible asset will be amortized through December 2013.

Index of Financial Statements

NOTE O - SIGNIFICANT OPERATIONS

Major Customers

     We have several medium to long-term contracts related to the operations of various vessels (See Note L – Commitments and Contingencies), from which revenues represent a significant amount of our total revenue.  Revenues from the contracts with the MSC were $3,618,000, $26,495,000 and $34,401,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  In early 2009, we received notification from MSC that we had been excluded from further consideration for extending the current operating agreements on three U.S. Flag Roll-on/Roll-off vessels. Subsequently, the MSC exercised options to extend the agreements several times up to February 2012 for all three vessels. The MSC reopened the bidding process, bids were submitted, and in January 2012 we were notified that we would not be awarded the contract. All three vessels’ operating contracts terminated in February 2012.

We have six PCTC’s, which carry automobiles for the same charterer. Gross revenues from this customer were $37,365,000, $32,766,000 and $31,256,000 for the years ended December 31, 2012, 2011 and 2010, respectively. All of the aforementioned revenues are included in our PCTC Segment.

Our six U.S. Flag PCTC’s qualified under the MSP. MSP Revenue was $17,946,000, $17,541,000 and $17,169,000 for the years ended December 31, 2012, 2011 and 2010, respectively. In addition to our six U.S. Flag PCTC’s, we have two container vessels that qualified under the MSP. MSP Revenue for these two vessels was $6,200,000, $5,900,000 and $5,800,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The six U.S. Flag PCTC’s are included in our PCTC Segment and the two container vessels are included in our Specialty Segment.

Our six U.S. Flag PCTC’s also carry supplemental cargo. Gross revenues from these cargoes were $44,667,000, $39,425,000, and $79,778,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

In addition to the foregoing PCTC information, we operated three PCTC’s under various contracts transporting automobiles worldwide. Gross revenues under these contracts were $13,543,000, $24,281,000 and $25,566,000 for the years ended December 31, 2012, 2011 and 2010, respectively. All of the aforementioned revenues are included in our PCTC Segment. Two of these vessels were sold in the first quarter of 2012.

       We have two Special Purpose vessels which carry loaded rail cars between the U.S. Gulf Coast and Mexico. Gross revenues from this service were $33,328,000, $36,267,000 and $26,768,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Gross revenues from these two Special Purpose vessels are included in our Rail-Ferry segment.

     We have seven Dry Bulk Carrier vessels. Revenues from this segment were $26,080,000, $19,719,000 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.  Gross revenues from these seven vessels are included in our Dry Bulk Carriers segment.

Concentrations

A significant portion of our traffic receivables is due from contracts with the United States Government and transportation of government sponsored cargo.  There are no concentrations of receivables from customers or geographic regions that exceeded 10% of revenues at December 31, 2012, 2011 or 2010.

With only minor exceptions related to personnel aboard certain International Flag vessels, all of our shipboard personnel are covered by collective bargaining agreements under multiple unions.  The percentage of the Company’s total work force that is covered by these agreements is approximately 72% at December 31, 2012.

Geographic Information

We have operations in several principal markets, including international service between U.S. Gulf Coast,  U.S. East Coast, and U.S. West Coast ports and ports in Mexico, the Middle East and the Far East, and domestic transportation services along the U.S. Gulf Coast and East Coast.  Revenues attributable to the major geographic areas of the world are presented in the following table.  Revenues for our Jones Act, Pure Car Truck Carriers (PCTC), Rail-Ferry, Dry Bulk Carriers, Specialty Contracts and Other segments are assigned to regions based on the location of the customer.  Because we operate internationally, most of our assets are not restricted to specific locations.  Accordingly, an allocation of identifiable assets to specific geographic areas is not applicable.

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010
United States	$ 123,782	$ 132,387	$ 179,127
Asian Countries	63,860	86,342	84,146
Rail-Ferry Service Operating Between U.S. Gulf Coast and Mexico	32,479	36,422	26,768
South America	10,416
Europe	12,474	7,341	-
Other Countries	485	704	8
Total Revenues	$ 243,496	$ 263,196	$ 290,049

Operating Segments

Following our acquisition of UOS in late 2012, we internally restructured our business to replace our prior operating segments (listed below) with the following new segments:

New Segments	Prior Segments
• Jones Act	• Time Charter Contracts – U.S. Flag
• Pure Car Truck Carriers	• Time Charter Contracts – International Flag
• Dry Bulk Carriers	• Contracts of Affreightment
• Rail-Ferry	• Rail-Ferry Service
• Specialty Contracts	• Other
• Other

The new segmentation, which is effective beginning with the fourth quarter of 2012, is based primarily by the market in which the segment assets are deployed, the physical characteristics of those assets, and the type of services provided to our customers.  We believe this reorganization will better align our segment disclosures with the information now reviewed by our chief operating decision maker and believe it improves the transparency with which we communicate to our investors. All prior period data for each of our segments has been restated based on this new segmentation methodology.

Jones Act:  The Merchant Marine Act of 1920, or the MMA, regulates maritime commerce in U.S. waters between U.S. ports. Section 27 of the MMA, better known as the Jones Act, requires that all goods transported by water between U.S. ports be carried aboard U.S. Flag vessels, constructed in the U.S., owned by U.S. citizens and crewed by U.S. citizens with permanent U.S. residence.

With the acquisition of UOS, we now have the largest Jones Act dry bulk fleet by vessel capacity. Vessels deployed under our Jones Act segment serve both Eastern U.S. coasts and the Gulf of Mexico and operate as the primary marine transporter of coal for Tampa Electric and the primary marine transporter of unfinished phosphate rock for The Mosaic Company (“Mosaic”).

Under our Jones Act segment, we deploy (i) two bulk carriers, two integrated tug-barge units, each consisting of one tug and one barge, and one harbor tug acquired in the UOS acquisition, (ii) one conveyor belt-equipped, self-unloading Coal Carrier to transport coal  under a time charter, which was previously part of our Time Charter Contracts – U.S. Flag segment, and (iii) one vessel that transports molten sulphur under a contract of affreightment through December 31, 2015, subject to the right of our customer to exercise renewal options through the end of 2024, which was previously part of our Contracts of Affreightment segment.  Currently, the two bulk carriers transport grain and other preference cargoes overseas on behalf of the United States government under Public Law 480 and transport coal and phosphate for Tampa Electric and Mosaic, respectively.  The two integrated tug-barge units and the harbor tug operate under contracts of affreightment with Tampa Electric and Mosaic.  We also own two integrated tug-barge units acquired from UOS that are currently inactive, but we are currently in the process of activating one unit to handle additional cargo requirements.  Trade for this segment is primarily driven by coal, petroleum coke, phosphate rock, sulphur and fertilizer.

We own all of the aforementioned vessels with the exception of the molten sulphur carrier, which we sold under a sale/leaseback arrangement in November 2012, with a buy back option in 2017. For more information on our Sale/Leasebacks see Note M and under Contractual Obligations and Other Commitments on page 46.

Pure Car Truck Carriers:  Under our Pure Car Truck Carriers segment, we deploy seven Pure Car/Truck Carriers (“PCTC’s”). These vessels transport all types of vehicles, from completed passenger cars to construction machinery and equipment, allowing for the efficient loading of large numbers of vehicles on multilayered decks. This segment is an aggregation of the seven PCTC’s from our former Time Charter Contracts – U.S. Flag and Time Charter Contracts – International Flag segments.

All of our PCTC’s operate under time charters.  Under these contracts, we typically fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses.  In addition to contractually fixed income, we also earn from time to time supplemental income from the carriage of supplemental cargo when available.

We have operated PCTC’s since 1986, when we began transporting automobiles for Toyota and Honda. We own four of our seven PCTC’s and lease the other three PCTC’s with buy back options in 2015, 2018 and 2019.

Dry Bulk Carriers: Our modern, diversified bulk carrier fleet ranges in size, design and classification from an 8,028 metric ton Mini-Bulk Carrier to a 170,578 metric ton Capesize Bulk Carrier.  Our Dry Bulk vessels carry a wide variety of unpackaged goods, including iron ore, coal, grain, fertilizer, agricultural products, steel, chemical and forest products.

The vessels which we deploy in this segment include one Capesize Bulk Carrier and one Handymax Bulk Carrier, which we own, that are part of revenue-sharing agreements with European partners, and five Handysize Bulk Carriers, three of which we own and two of which we time charter, that are part of a separate revenue-sharing agreement.  Under these revenue-sharing agreements, we and the other participating vessel owners receive monthly distributions of net cash flow from voyage profits based on a participating vessel’s performance capability compared with other participating vessels in the revenue-sharing agreement

Our Dry Bulk Carriers segment also includes 14 Mini-Bulk carriers in which we own a 25% share holding interest through two unconsolidated entities. In 2009, we acquired a 25% interest in eight of these Mini-Bulk carriers for $6.25 million.  In 2010, we acquired a 25% interest in two more of these Mini-Bulk carriers for $3.9.  In January 2013, we acquired a 25% interest in four more of these Mini-Bulk carriers, giving us a 25% investment in a total of fourteen Mini-Bulk carriers.  These Mini-Bulkers are deployed in the spot market or on short to medium-term time charters.  We believe these arrangements expand our global commercial and operational network.

Rail-Ferry:  Our Rail-Ferry segment uses our two Roll-on/Roll-off Special Purpose double-deck vessels, which carry loaded rail cars between the U.S. Gulf Coast and Mexico in a regularly scheduled service.  The service provides departures every four days from Mexico and the U.S. Gulf Coast, respectively, for a three-day transit between ports. Since 2007, we have conducted these operations out of our new terminal in Mobile, Alabama and a terminal in Coatzacoalcos, Mexico, which we upgraded in 2007 to accommodate the vessels’ newly-installed second decks that doubled their carrying capacity.  We own a 49% interest in Terminales Transgolfo, S.A. de C.V., which owns and operates the rail terminal in Coatzacoalcos, Mexico.

We believe this unique service provides a cost effective alternative route between Eastern United States and Mexico and for shippers who elect not to cross the Texas-Mexican border. Trade for this segment is primarily driven by commodities such as forest products, sugar, metals, minerals, plastics and chemicals.

In August 2012, we acquired two related businesses that own and operate a certified rail-car repair facility near the port of Mobile, Alabama.  For further information on this acquisition, see Note B of this report. We plan to continue to use these businesses to service and repair third party customers as well as rail-cars that are transported via our Rail-Ferry vessels. We believe this acquisition allows us to integrate two established services and retain revenue and profits related to the cleaning and repairs of rail-cars that was previously contracted to a third party.

Specialty Contracts:  Our Specialty Contracts segment is comprised of vessels not otherwise described above, operating under unique contracts and constitutes the remainder of our former Time Charter Contracts – U.S. Flag and Time Charter Contracts – International Flag segments.  This segment includes (i) two container vessels which are on time charter with another shipping company, (ii) two multi-purpose vessels, two tankers, and three container vessels which service our long-term contract since 1995 to transport fuel and supplies for a mining company in Indonesia, (iii) one multi-purpose vessel which is chartered under a time charter contract, and (iv) one multi-purpose ice strengthened vessel deployed in the spot market. For several years prior to February 2012, we operated three Roll-on/Roll-off vessels on behalf of the U.S. Military Sealift Command, under a program that is no longer in operation.

Other: This segment consists of operations that include ship and cargo charter brokerage and agency services provided to unaffiliated companies and our operating companies, and other specialized services provided to our operating subsidiaries.  These services facilitate our operations by allowing us to avoid reliance on third parties to provide these essential services.  Also reported within this segment are corporate-related items, and income and expense items not allocated to our other reportable segments.

Index of Financial Statements

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
(All Amounts in Thousands)	Jones Act*	Pure Car Truck Carriers	Rail Ferry	Dry Bulk Carriers	Specialty Contracts	Other	Total
2012
Revenues from External Customers	$ 33,721	$ 113,521	$ 33,335	$ 26,080	$ 35,526	$ 1,313	$ 243,496
Intersegment Revenues (Eliminated)						18,638	18,638
Intersegment Expenses (Eliminated)	-	-	-	-	-	(18,638)	(18,638)
Voyage Expenses	27,230	85,688	29,522	19,135	26,871	62	188,508
Loss (Income) of Unconsolidated Entities	-	-	290	(75)	-	-	215
Gross Voyage Profit	6,491	27,833	3,523	7,020	8,655	1,251	54,773
Gross Voyage Profit Margin Percentage	19%	25%	11%	27%	24%	95%	22%
Vessel and Other Depreciation	2,120	11,059	2,861	6,297	2,061	-	24,398
Gross Profit	$ 4,371	$ 16,774	$ 662	$ 723	$ 6,594	$ 1,251	$ 30,375
Interest Expense	1,614	2,933	768	3,923	628	543	10,409
Segment Profit (Loss)	$ 2,757	$ 13,841	$ (106)	$ (3,200)	$ 5,966	$ 708	$ 19,966
Segment Assets	119,377	122,403	35,196	162,921	27,767	25,134	492,798
Expenditures for Segment Assets	90,319	5,969	3,766	21,899	23,695	540	146,188
2011
Revenues from External Customers	$ 29,836	$ 122,341	$ 36,422	$ 20,183	$ 52,026	$ 2,388	$ 263,196
Intersegment Revenues Eliminated						17,419	17,419
Intersegment Expenses (Eliminated)	-	-	-	-	-	(17,419)	(17,419)
Voyage Expenses	27,706	85,940	30,664	9,786	35,916	2,070	192,082
Loss of Unconsolidated Entities	-	-	347	63	-	-	410
Gross Voyage Profit	2,130	36,401	5,411	10,334	16,110	318	70,704
Gross Voyage Profit Margin Percentage	7%	30%	15%	51%	31%	13%	27%
Vessel Depreciation	1,403	14,167	3,642	4,309	1,858	9	25,388
Gross Profit	$ 727	$ 22,234	$ 1,769	$ 6,025	$ 14,252	$ 309	$ 45,316
Interest Expense	172	5,828	721	2,645	556	439	10,361
Segment Profit (Loss)	$ 555	$ 16,406	$ 1,048	$ 3,380	$ 13,696	$ (130)	$ 34,955
Segment Assets	9,363	298,919	38,440	129,692	28,448	24,289	529,151
Expenditures for Segment Assets	158	86,077	4,483	74,603	1,120	99	166,540
2010
Revenues from External Customers	$ 30,109	$ 163,152	$ 26,673	$ -	$ 67,133	$ 2,982	$ 290,049
Intersegment Revenues Eliminated						18,642	18,642
Intersegment Expenses (Eliminated)	-	-	-	-	-	(18,642)	(18,642)
Voyage Expenses	26,738	112,500	22,649	-	44,870	2,590	209,347
Loss (Income) of Unconsolidated Entities	-	-	48	(9,330)	-	-	(9,282)
Gross Voyage Profit	3,371	50,652	3,976	9,330	22,263	392	89,984
Gross Voyage Profit Margin Percentage	11%	31%	15%	-	33%	13%	31%
Vessel Depreciation	1,373	11,364	5,181	-	-	11	17,929
Impairment Loss	-	-	25,430	-	-	-	25,430
Gross Profit (Loss)	$ 1,998	$ 39,288	$ (26,635)	$ 9,330	$ 22,263	$ 381	$ 46,625
Interest Expense	222	5,402	831	-	184	518	7,157
Segment Profit (Loss)	$ 1,776	$ 33,886	$ (27,466)	$ 9,330	$ 22,079	$ (137)	$ 39,468
Segment Assets	12,516	313,360	40,511	-	7,951	24,722	399,060
Expenditures for Segment Assets	331	1,962	6,695	108,338	8,036	300	125,662

*2012 reflects one month of UOS.

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(Amounts in thousands)	Year Ended December 31,
Profit or Loss:	2012	2011	2010
Total Profit for Reportable Segments	$19,966	$34,955	$39,468
Unallocated Amounts:
Administrative and General Expenses	(23,244)	(20,961)	(21,202)
Gain on Sale of Other Assets	16,625	-	42
Derivative Loss	(485)	(101)	(426)
Gain (Loss) on Sale of Investment	580	(747)	213
Investment Income	470	637	1,778
Other Income from Vessel Financing	2,387	2,653	2,335
Foreign Exchange Gain (Loss)	5,506	(3,051)	(8,196)
Gain on Dry Bulk Transaction	-	18,844	-
Benefit (Provision) for Income Taxes	157	(680)	1,290

Net Income	$21,962	$31,549	$15,302

(Amounts in thousands)	December 31,	December 31,
Assets:	2012	2011
Total Assets for Reportable Segments	$492,797	$529,153
Unallocated Amounts:
Current Assets	88,921	85,125
Investment in Unconsolidated Entities	12,676	12,800
Due from Related Parties	1,709	1,571
Other Assets	5,509	202
Goodwill	2,700	-
Notes Receivable	33,381	37,714
Total Assets	$637,693	$666,565

Index of Financial Statements

NOTE P - UNCONSOLIDATED ENTITIES

Bulk Carriers

In 2003, we acquired for $3,479,000 a 50% investment in Dry Bulk Cape Holding Inc. (“Dry Bulk”), which as of December 31, 2010, owned 100% of subsidiary companies owning two Capesize Bulk Carriers and two Handymax Bulk Carriers on order for delivery in 2012.  Historically, we have accounted for this investment under the equity method and our share of earnings or losses has been reported in our consolidated statements of operations, net of taxes.  On March 25, 2011, we acquired 100% ownership of Dry Bulk.  Following the acquisition, Dry Bulk’s results are no longer accounted for under the equity method.  For further information on this acquisition, see Note B-Acquisitions.

Please refer to our table at the end of this footnote for our portion of earnings of Dry Bulk for the first three months of 2011, recorded under the equity method.

During the first quarter of 2011 we received a $750,000 cash dividend distribution from Dry Bulk prior to acquiring full ownership of it on March 25, 2011 and also received a $3.0 million cash dividend distribution in 2010.

The condensed results of operations of Dry Bulk for the period from January 1, 2011 through March 25, 2011, and for the year ended December 31, 2010, respectively, are summarized below:

(Amounts in thousands)	March 25, 2011	December 31, 2010
Operating Revenues…………….	$ 4,800	$ 28,222
Operating Income………………	2,900	22,851
Net Income……………………..	$ 2,600	$ 21,364

In December 2009, we acquired for $6.25 million a 25% investment in Oslo Bulk AS (“Oslo Bulk”) which in 2008, contracted to build eight new Mini Bulkers. All of the Mini-Bulkers were delivered and deployed as of July 2011.  During 2010, we invested an additional $3.9 million in Oslo Bulk Holding Pte Ltd. (formerly “Tony Bulkers”), an affiliate of Oslo Bulk, for our 25% share of the installment payments for two additional new Mini-Bulkers, both of which were delivered and deployed as of July 2011. We paid approximately $1.6 million in January 2011 for our remaining share of installment payments associated with these two Mini-Bulkers. Additional investments of $750,000 and $250,000 were made in 2012 to Oslo Bulk and Oslo Bulk Holding Pte. Ltd., respectively. In December 2012, we contributed $500,000 towards our share of a bank guarantee to finance four Mini-Bulkers delivered in early 2013.  These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of operations, net of taxes.  All fourteen of these Mini-Bulkers are managed by an affiliate of Oslo Bulk.

Please refer to the table at the end of this note for our portion of earnings of Oslo Bulk and Tony Bulkers.

Terminal Management Company

In 2000, we acquired a 50% interest in Terminales Transgolfo (“TTG”) for $228,000, which operates a terminal in Coatzacoalcos, Mexico, utilized by our Rail-Ferry segment.  During 2005, the other unaffiliated 50% owner of TTG acquired 1% of our 50% interest in TTG.   As of December 31, 2012, we have a 49% interest in TTG.  In 2006, TTG began making improvements to the terminal in Mexico to accommodate the second decks that were added to our two wholly owned vessels operating in our Rail-Ferry Segment during the first half of 2007.  We funded 49% of the cost of the terminal improvements, of which 30% is a capital contribution and is reported as an investment in unconsolidated entities.  The remaining 70% is a loan to TTG (see Note K -Transactions with Related Parties).  No capital contributions were made during the years ended December 31, 2012 and 2011. The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income, net of taxes.  In the table below, our portion of the results from our investment in TTG is included in Other. No distributions were made by TTG during 2012 and 2011. As of December 31, 2012 and 2011, TTG owed us $2,018,000 and $1,827,000, respectively. (See Note K- Transactions with Related Parties).

Index of Financial Statements

Transloading and Storage Facility Company

In 2005, we acquired a 50% interest in RTI Logistics L.L.C. (“RTI”), which owns a transloading and storage facility that was used in our Rail-Ferry segment, for $1,587,000. We purchased our shares from a former owner at a premium, which resulted in a difference of approximately $973,000 between our investment in RTI and the underlying equity in net assets of the subsidiary. Additional investments of approximately $386,000 were made in 2006. On December 20, 2011, we sold our 50% interest in RTI Logistics, L.L.C. to the other 50% owner for $526,000 in cash and two promissory notes in the amount of $1,885,000 and $137,500, respectively. As of December 31, 2012, RTI owed us $1,870,000. The sale of our 50% interest resulted in a loss of $967,000, which is recorded in the line item Loss (Gain) on Sale of investment. Interest income on both notes will be earned at a rate of 6% per year for five years. As we no longer have any ownership interest in RTI after the sale, these two receivables are recorded on our consolidated balance sheets under “Notes Receivable.” In the table below, our portion of the results from our investment in RTI is included in Other in 2011.

The following table summarizes our equity in net income of unconsolidated entities for the years ended December 31, 2012 and 2011, respectively.
	Years Ended December 31,
	2012	2011
(Amounts in thousands)
Dry Bulk	$-	$1,301
Oslo Bulk	1,010	(1,346)
Tony Bulkers	(935)	(18)
Other	(290)	(347)
Total Equity in Net Income of Unconsolidated Entities	$(215)	$(410)

NOTE Q - SUPPLEMENTAL CASH FLOW INFORMATION
	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010

Cash Payments:
Interest Paid	$9,304	$9,971	$6,825
Taxes Paid	$442	$813	$744

NOTE R -FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND MARKETABLE SECURITIES

We use derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers, without exception.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which is $6.8 million in the aggregate for all of our contracts as of December 31, 2012.  The unrealized loss related to the Company’s derivative instruments included in accumulated other comprehensive income (loss) was $7.4 million and $8.6 million as of December 31, 2012 and 2011, respectively.

The notional and fair value amounts of our derivative instruments as of December 31, 2012 were as follows:

(Amounts in thousands)		Asset Derivatives 2012		Liability Derivatives 2012
	Current Notional	Balance Sheet	Fair	Balance Sheet	Fair Value
As of December 31, 2012	Amount	Location	Value	Location
Interest Rate Swaps-L/T*	$ 74,207	-	-	Other Liabilities	($7,683)
Foreign Exchange Contracts	$1,700	Current Assets	$147	-	-
Foreign Exchange Contracts	$6,000			Current Liabilities	($257)
Total derivatives designated as hedging instruments	$81,907	-	$147	-	($7,940)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $61,540,235 (based on a Yen to USD exchange rate of 86.74 as of December 31, 2012).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $87,000 gain for the year ended December 31, 2012 and this amount was included in earnings. We paid down this facility in January 2012 in an amount of Yen 686,318,979 to bring our Asset Maintenance Loan to Value Facility requirement in line. The fair value balance as of December 31, 2012, includes a negative $1,003,619 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS. Also included in earnings is a $571,000 loss, related to the early pay-off of loans relating to two of our Pure Car Truck Carriers that were part of our recent Sale Leasebacks.

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

The effect of derivative instruments designated as cash flow hedges on our consolidated statement of income for the year ended December 31, 2012 is as follows:

(Amounts in thousands) Year Ended December 31, 2012	Gain/(Loss) Recognized in Other Comprehensive Income	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of Gain(Loss) Reclassified from AOCI to Income	Gain (Loss) Recognized in Income from Ineffective portion
Interest Rate Swaps	$1,486	Interest Expense	($3,106)	($485)
Foreign Exchange Contracts	($243)	Other Revenues	($180)	-
Total Derivatives designated as hedging instruments	$1,243	-	($3,286)	($485)

The effect of derivative instruments designated as cash flow hedges on our consolidated statement of income for the year ended December 31, 2011 is as follows:

(Amounts in thousands) Year Ended December 31, 2011	Gain Recognized in Other Comprehensive Income	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of Gain(Loss) Reclassified from AOCI to Income	Gain (Loss) Recognized in Income from Ineffective portion
Interest Rate Swaps	$72	Interest Expense	($3,982)	($101)
Foreign Exchange Contracts	$29	Other Revenues	$434	-
Total Derivatives designated as hedging instruments	$101	-	($3,548)	($101)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Interest Rate Swap Agreements

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The Company’s interest rate swaps are accounted for as effective cash flow hedges with the exception of a small portion of one contract.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss) while the ineffective portion is recorded to the earnings in the period of change in fair value. As of December 31, 2012, the Company has the following swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
9/26/05	9/28/15	$6,333,333	4.41%	Fixed
9/26/05	9/28/15	$6,333,333	4.41%	Fixed
3/15/09	9/15/20	*$61,540,235	2.065%	Fixed
Total:		$74,206,901

*Notional Amount converted from Yen at December 31, 2012 at a Yen to USD exchange rate of 86.74

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

During 2012, we entered into seven forward purchase contracts which expire in 2012. The first was for Mexican Pesos for $750,000 U.S. Dollar equivalents at an exchange rate of 13.7787; the second was for Mexican Pesos for $250,000 U.S. Dollar equivalents at an exchange rate of 14.2939; the third was for Mexican Pesos for $700,000 U.S. Dollar equivalents at an exchange rate of 14.5700; the fourth was for Japanese Yen for $1.5 million U.S. Dollar equivalents at an exchange rate of 80.00; the fifth was for Japanese Yen for $1.5 million U.S. Dollar equivalents at an exchange rate of 81.02; the sixth was for Japanese Yen for $1.5 million U.S. Dollar Equivalents at an exchange rate of 85.16 and the seventh was for Japanese Yen for $1.5 million U.S. Dollar equivalents at an exchange rate of 85.27.  Our foreign exchange contracts represent approximately 60% of our projected Mexican Peso exposure. There were no forward sales contracts as of December 31, 2012 or 2011.

The following table summarizes these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Transaction Amount in Dollars	Effective Date	Expiration Date
May-12	Peso	750	January-13	May-13
May-12	Peso	250	January-13	May-13
May-12	Peso	700	June-13	December-13
November-12	Yen	1,500	November-12	March-13
November-12	Yen	1,500	November-12	March-13
December-12	Yen	1,500	December-12	December-13
December-12	Yen	1,500	December-12	December-13
		7,700
Long-Term Debt

The fair value of long-term debt, which is estimated based on the current rates offered to us on outstanding obligations, approximated the carrying amounts of $237.6 million and $322.1 million as of December 31, 2012 and 2011, respectively.

Amounts Due from Related Parties

The carrying amount of these notes receivable approximated fair market value as of December 31, 2012 and 2011.  Fair market value takes into consideration the current rates at which similar notes would be made.

Marketable Securities

In the fourth quarter of 2012, we sold our entire portfolio of corporate bonds and mutual funds, generating a gain of $447,000, which is included in the $580,000 Gain reported on our Income Statement, under the heading (Gain) Loss on Sale of Investments.  Management performs a quarterly evaluation of marketable securities for any other-than-temporary impairment.  For the years ended December 31, 2012, 2011 and 2010, respectively, there were no impairments taken on any of our marketable securities.

The following table includes cost and valuation information on our marketable securities:

(Amounts in thousands)	December 31, 2011
Security Type	Cost Basis	AOCI Unrealized Holding Gains	Estimated Fair Value
Corporate Bonds	$ 8,553	$ 70	$ 8,623
Mutual Funds	4,146	58	4,204
	$ 12,699	$ 128	$ 12,827

NOTE S - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities:

(All Amounts in Thousands)	December 31, 2012	December 31, 2011
Accrued Voyage Expenses	$38,310	$22,746
Trade Accounts Payable	3,284	1,541
Lease Incentive Obligation	1,901	3,253
Short Term Derivatives Liability	257	-
Straight Line Charter Escalation	306	-
Self-Insurance Liability	1,186	639
Accrued Salaries and Benefits	5,050	2,929
Accrued Insurance Premiums	602	376
	$50,896	$31,484

Index of Financial Statements

NOTE T – EARNINGS PER SHARE

The calculation of basic and diluted earnings per share is as follows (Amounts in thousands except share data):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net Income – Basic	$ 21,962	$ 31,549	$ 15,302
Net Income - Diluted	$ 21,962	$ 31,549	$ 15,302
Denominator:
Weighted Average Shares of Common Stock Outstanding:
Basic	7,195,606	7,131,820	7,158,439
Plus:
Effect of dilutive restrictive stock	17,682	44,827	72,739
Diluted	7,213,288	7,176,647	7,231,178
Basic and Diluted Earnings Per Common Share:
Net Income -Basic	$3.05	$4.42	$2.14
Net Income -Diluted	$3.04	$4.40	$2.12

NOTE U- ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is comprised of the following, net of tax:

(Amounts in thousands)	December 31,
	2012	2011
Unrealized foreign currency translation loss	$(350)	$(445)
Unrealized gain on marketable securities	-	128
Fair value of derivatives	(7,352)	(8,597)
Funding status of benefit plans	(17,244)	(15,033)
Accumulated Other Comprehensive Loss	$(24,946)	$(23,947)

NOTE V – STOCK BASED COMPENSATION

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

On January 26, 2011, our Compensation Committee granted 47,500 shares of restricted stock to certain executive officers from the 2009 Stock Incentive Plan. These shares vested  on March 9, 2012, the day our 2011 Form 10-K was filed with the SEC, contingent upon the Company achieving certain performance measures for fiscal year 2011 and the executive officer remaining employed by us on such date.

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

On January 16, 2013, our independent Directors received unrestricted stock awards of 6,708 shares from the 2012 Stock Incentive Plan.

Stock Awards

A summary of the activity for restricted stock awards during the years ended December 31, 2012 and 2011 is as follows:
	2012		2011
	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Non-vested – December 31,	87,500	$22.92	132,500	$22.38
Unrestricted Shares Granted	5,712	$21.01	51,934	$26.27
Shares Vested	(93,212)	$22.79	(96,934)	$23.98
Shares Forfeited	-		-
Non-vested – December 31,	-	-	87,500	$22.92

For the year ended December 31, 2012, the Company’s income before taxes and net income included $420,000 and $273,000, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.04 per share. For the year ended December 31, 2011, the Company’s income before taxes and net income included $1,801,000 and $1,171,000, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.16 per share. For the year ended December 31, 2010, the Company’s income before taxes and net income included $2,341,000 and $1,522,300, respectively, of stock-based compensation expense charges, while basic and diluted earnings per share were each charged $0.21 per share.

On February 1, 2012 and March 9, 2012, we retired 13,665 and 16,439 shares of common stock, respectively, in order to meet tax liabilities associated with the vesting of Restricted Stock held by our executive officers.

Restricted Stock Units

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

In all cases, vesting is contingent upon continued employment with the company.

A summary of our RSU activity and related information for the year ended December 31, 2012 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested –December 31, 2011	-	-
Restricted Stock Units Granted	65,500	$21.48
Shares Vested	-	-
Non-vested – December 31, 2012	65,500	$21.48

For the year ended December 31, 2012, the Company’s income before taxes and net income included $797,000 and $518,000, respectively, of stock-based compensation expense charges, exclusive of the stock awards discussed above, which reduced both basic and diluted earnings per share by $0.07 per share. As these RSUs were first granted in the second quarter of 2012, net income for the years ended December 31, 2011 and December 31, 2010 did not include any RSU-related compensation expense charges.

Index of Financial Statements

NOTE W – STOCK REPURCHASE PROGRAM

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  Previously, we repurchased 491,572 shares of our common stock for $11,468,000. We suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5,231,000.  Unless and until the Board otherwise provides, this authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

NOTE X - FAIR VALUE MEASUREMENTS
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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$ -	$ -	$ -	$ -
Derivative assets	$ -	$ 147	$ -	$ 147
Derivative liabilities	$ -	$ (7,940)	$ -	$ (7,940)
Vessels (1)	$ -	$ 37,070	$ -	$ 37,070

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Marketable securities	$ 12,827	$ -	$ -	$ 12,827
Derivative assets	$ -	$ 202	$ -	$ 202
Derivative liabilities	$ -	$ (9,446)	$ -	$ (9,446)
Vessels (1)	$ -	$ 37,070	$ -	$ 37,070

(1) Represents the appraised fair value of the Rail-Ferry vessels after the impairment charge taken in the third quarter of 2010. The valuation technique used was a weighted average of the cost, comparable sales and income approach.  The carrying value of the Rail-Ferry vessels no longer equals the fair value.

NOTE Y - IMPAIRMENT OF LONG LIVED ASSETS

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

We intend to continue to operate the Rail-Ferry segment as long as it can generate positive cash flows.

In 2012 a triggering event occurred regarding our 2000-built multi-purpose ice strengthened vessel, as a result we tested the asset for impairment.  We believe that no impairment existed at December 31, 2012.  The vessel is currently employed under a spot market basis.

NOTE Z – CHANGES IN ACCOUNTING ESTIMATES

Based on company policy, we review the reasonableness of the salvage values for our fleet every three years based on the most recent three year average price of scrap steel per metric ton. In the first quarter of 2012 we reviewed and adjusted the salvage values on eight of our vessels, based on the change in the market value of scrap steel.  These eight vessels have short remaining useful lives with an average of 9 years remaining. The adjustments resulted in increasing the salvage values and reducing our depreciation expense on these eight vessels by approximately $3.8 million annually.  This adjustment increased both our pre-tax and net income by $3,780,000, or $0.53 per share, for the twelve months ended December 31, 2012.  Due to the company being in a valuation allowance position there was no impact on income taxes.

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

NOTE AA – QUARTERLY FINANCIAL INFORMATION – (Unaudited)

	(Amounts in thousands except share data)	Quarter Ended

		March 31	June 30	Sept. 30	Dec. 30
2012	Revenues	$65,204	$60,320	$61,162	$56,810
	Voyage Expenses	$50,826	$47,026	$45,394	$45,262
	Operating Income	$6,312	$3,518	$4,013	$10,128
	Net Income	$7,936	$704	$1,782	$11,540
	Basic and Diluted Earnings per Common Share:
	Basic Earnings Per Common Share	$1.11	$0.10	$0.25	$1.60
	Diluted Earnings Per Common Share	$1.11	$0.10	$0.25	$1.60

20111	Revenues	$64,334	$69,961	$67,087	$61,814
	Voyage Expenses	$48,990	$51,814	$46,911	$44,367
	Operating Income	$22,855	$6,727	$8,632	$5,395
	Net Income	$24,080	$2,838	$2,850	$1,781
	Basic and Diluted Earnings per Common Share:
	Basic Earnings Per Common Share	$3.33	$0.39	$0.40	$0.25
	Diluted Earnings Per Common Share	$3.32	$0.39	$0.40	$0.25

NOTE AB – SUBSEQUENT EVENTS

Preferred Shares

On February 21, 2013 we received $23.75 million, net of underwriter fees (but excluding our other transaction expenses), from the public issuance of 250,000 public offering of shares of our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Shares”) at $100 per share.

Dividends on the Series A Preferred Shares are cumulative from the date of original issue and will be payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing April 30, 2013, when, as and if declared by our board of directors. Dividends will be payable out of amounts legally available therefore at an initial rate equal to 9.50% per annum per $100.00 of stated liquidation preference per share.

Commencing on April 30, 2018, we may redeem, at our option, the Series A Preferred Shares, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. If at any time a “Change of Control,” occurs, we will have the option to redeem the Series A Preferred Shares, in whole, within 120 days after the date of the Change of Control at the same cash redemption price. The Series A Preferred Shares have no stated maturity, will not be subject to any sinking fund or other mandatory redemption, and will not be convertible into or exchangeable for any of our other securities.

Holders of the Series A Preferred Shares generally will have no voting rights except for limited voting rights if dividends payable on the outstanding Series A Preferred Shares are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances.

Amended Charter Party

On January 18, 2013, we received $11.8 million in prepaid charter hire revenues in exchange for reduced charter hire rates for the remaining two years of the time charter party performed by our conveyor-equipped self-unloading Coal Carrier.

INDEX OF SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm	S-1
Schedule II – Valuation and Qualifying Accounts and Reserves	S-2

Index of Supplemental Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Shipholding Corporation

We have audited the consolidated financial statements of International Shipholding Corporation for the year ended December 31, 2010, and have issued our report thereon dated March 14, 2011 (except for Note O, as to which the date is March 11, 2013, included elsewhere in this Form 10-K).  Our audit also included the financial statement schedule listed in Item 15(a) of this Form 10-K for the year ended December 31, 2010.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this schedule based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                           /s/ Ernst & Young LLP

New Orleans, Louisiana
March 14, 2011

S-1

Index of Supplemental Financial Statement Schedules

INTERNATIONAL SHIPHOLDING CORPORATION
Schedule II - Valuation and Qualifying Accounts and Reserves
(Amounts in Thousands)

Deductions
	Balance at	Additions		for purpose for	Balance at
	beginning of	Charged to	Charged to	which accounts	end of
	period	expense	Other accounts	were set up	period
December 31, 2010:
Insurance Reserves	$ 4,523	$ 1,913	$ -	$ 3,203	$ 3,233
Other Reserves	1,121	410	-	323	1,208
Total	$ 5,644	$ 2,323	$ -	$ 3,526	$ 4,441

December 31, 2011:
Insurance Reserves	$ 3,233	$ 1,818	$ -	$ 2,568	$ 2,483
Other Reserves	1,208	42	-	-	1,250
Total	$ 4,441	$ 1,860	$ -	$ 2,568	$ 3,733

December 31, 2012:
Insurance Reserves	$ 2,483	$ 5,658	$ 1,141	$ 3,551	$ 4,985
Other Reserves	1,250	23	5	-	1,278
Total	$ 3,733	$ 5,681	$ 1,146	$ 3,551	$ 6,263

S-2