Form 10-Q
period 2013-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2013-05-03
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Common stock, $1 par value. . . . . . . . 7,225,945 shares outstanding as of March 31, 2013

In this report, the terms “we,” “us,” “our”, “ISH” and the “Company” refer to International Shipholding Corporation and its subsidiaries.  In addition, the term “COA” means a Contract of Affreightment, the term “MPS” means the maritime prepositioning ship program of the U.S. Navy, the term “MSC” means the U.S. Navy’s Military Sealift Command, the term “Notes” means the Notes to our Condensed Consolidated Financial Statements contained elsewhere in this report, the term “PCTC” means a Pure Car Truck Carrier vessel, the term “RO/RO” means a Roll-On/Roll-Off vessel, and the term “SEC” means the U.S. Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$81,124	$65,204

Operating Expenses:
Voyage Expenses	69,591	50,826
Vessel Depreciation	5,771	6,357
Other Depreciation	23	-
Administrative and General Expenses	5,433	5,508
Gain on Sale of Other Assets	-	(3,799)

Total Operating Expenses	80,818	58,892

Operating Income	306	6,312

Interest and Other:
Interest Expense	2,201	2,727
Derivative Gain	(77)	(149)
Gain on Sale of Investment	-	(42)
Other Income from Vessel Financing	(555)	(622)
Investment Income	(40)	(128)
Foreign Exchange Gain	(3,181)	(3,648)
	(1,652)	(1,862)

Income Before Provision for Income Taxes and
Equity in Net Loss of Unconsolidated Entities	1,958	8,174

Provision for Income Taxes:
Current	35	168
	35	168

Equity in Net Loss of Unconsolidated
Entities (Net of Applicable Taxes)	(270)	(70)

Net Income	$1,653	$7,936

Preferred Stock Dividends	251	-

Net Income Available to Common Stockholders	$1,402	$7,936

Basic and Diluted Earnings Per Common Share:

Basic Earnings Per Common Share:	$0.19	$1.11

Diluted Earnings Per Common Share:	$0.19	$1.11

Weighted Average Shares of Common Stock Outstanding:
Basic	7,212,901	7,170,611
Diluted	7,233,400	7,170,611

Dividends Per Common Share	$0.250	$0.250

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months ended March 31,
	2013	2012
Net Income	$1,653	$7,936

Other Comprehensive Income:
Unrealized Foreign Currency Translation Gain	40	91
Unrealized Holding Gain on Marketable Securities	-	151
Change in Fair Value of Derivatives	547	1,197
Change in Defined Benefit Plan	311	259

Comprehensive Income	$2,551	$9,634

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)

	March 31,	December 31,
ASSETS	2013	2012

Cash and Cash Equivalents	$30,761	$19,868
Restricted Cash	8,000	8,000
Accounts Receivable, Net of Allowance for Doubtful Accounts	38,291	32,891
Net Investment in Direct Financing Leases	-	3,540
Other Current Assets	7,271	8,392
Notes Receivable	4,412	4,383
Material and Supplies Inventory	11,143	11,847
Total Current Assets	99,878	88,921

Investment in Unconsolidated Entities	12,530	12,676

Net Investment in Direct Financing Leases	-	13,461

Vessels, Property, and Other Equipment, at Cost:
Vessels	541,617	525,172
Building	1,211	1,211
Land	623	623
Leasehold Improvements	26,348	26,348
Construction in Progress	6,950	10
Furniture and Equipment	11,507	11,614
	588,256	564,978
Less - Accumulated Depreciation	(157,568)	(151,318)
	430,688	413,660

Other Assets:
Deferred Charges, Net of Accumulated Amortization	23,079	19,892
Intangible Assets, Net of Accumulated Amortization	43,913	45,784
Due from Related Parties	1,854	1,709
Notes Receivable	32,251	33,381
Goodwill	2,771	2,700
Other	5,930	5,509
	109,798	108,975

TOTAL ASSETS	$652,894	$637,693

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands)
(Unaudited)
	March 31,	December 31,
	2013	2012

Current Liabilities:
Current Maturities of Long-Term Debt	$25,729	$26,040
Accounts Payable and Accrued Liabilities	59,150	50,896
Total Current Liabilities	84,879	76,936

Long-Term Debt, Less Current Maturities	190,315	211,590

Other Long-Term Liabilities:
Lease Incentive Obligation	5,962	6,150
Other	85,200	80,718

TOTAL LIABILITIES	366,356	375,394

Stockholders' Equity:
Preferred Stock, $1.00 Par Value 9.50% Series A Cumulative Perpetual Preferred Stock	250	-
287,500 shares authorized, 250,000 shares Issued and Outstanding at March 31, 2013
Common Stock, $1.00 Par Value, 20,000,000 Shares Authorized,	8,638	8,632
7,225,945 and 7,203,935 Shares Issued and Outstanding at
March 31, 2013 and December 31, 2012, Respectively
Additional Paid-In Capital	109,652	86,362
Retained Earnings	217,449	217,654
Treasury Stock, 1,388,066 Shares at both March 31, 2013 and December 31, 2012, Respectively	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(24,048)	(24,946)
TOTAL STOCKHOLDERS' EQUITY	286,538	262,299

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$652,894	$637,693

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities:
Net Income	$1,653	$7,936
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	5,936	6,521
Amortization of Deferred Charges	1,913	1,789
Amortization of Intangible Assets	1,873	643
Non-Cash Share Based Compensation	273	340
Equity in Net Income of Unconsolidated Entities	270	70
Gain on Sale of Assets	-	(3,799)
Gain on Sale of Investments	-	(42)
Gain on Foreign Currency Exchange	(3,181)	(3,648)
Changes in:
Deferred Drydocking Charges	(2,722)	(1,924)
Accounts Receivable	(5,400)	(3,637)
Inventories and Other Current Assets	1,932	121
Other Assets	422	1,714
Accounts Payable and Accrued Liabilities	3,488	429
Other Long-Term Liabilities	6,053	(3,627)
Net Cash Provided by Operating Activities	12,510	2,886

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	558	1,518
Capital Improvements to Vessels and Other Assets	(3,612)	(22,885)
Proceeds from Sale of Assets	-	130,315
Proceeds from Sale of Marketable Securities	-	5
Purchase of Marketable Securities	-	(135)
Investment in Unconsolidated Entities	-	(750)
Net Decrease/(Increase) in Restricted Cash Account	-	6,907
Acquisition of United Ocean Services, LLC	(2,475)	-
Proceeds from Note Receivables	1,102	1,185
Net Cash (Used In)Provided by Investing Activities	(4,427)	116,160

Cash Flows from Financing Activities:
Issuance of Preferred Stock	23,438	-
Proceeds from Issuance of Debt	17,000	31,175
Repayment of Debt	(35,406)	(134,292)
Additions to Deferred Financing Charges	(396)	(172)
Common Stock Dividends Paid	(1,826)	(3,004)
Net Cash Provided by (Used In) Financing Activities	2,810	(106,293)
Net Increase in Cash and Cash Equivalents	10,893	12,753
Cash and Cash Equivalents at Beginning of Period	19,868	21,437

Cash and Cash Equivalents at End of Period	$30,761	$34,190

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)
Note 1.  Basis of Preparation
We operate a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services. For additional information on our business see Item 2 of Part I of this report.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and as permitted there under we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The condensed consolidated balance sheet as of December 31, 2012 included in this report has been derived from the audited financial statements at that date.

The foregoing 2013 interim results are not necessarily indicative of the results of operations for the full year 2013.  Management believes that it has made all adjustments necessary, consisting only of normal recurring adjustments, for a fair statement of the information presented.

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

    Revenues and expenses relating to our special purpose RO/RO vessels and our molten sulphur carrier’s voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  Based on our prior experience, we believe there is not a material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other vessels’ voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

    We have eliminated all significant intercompany balances, accounts and transactions in consolidation.

Note 2. Acquisitions

U.S. United Ocean Services, LLC Acquisition

On November 30, 2012, (“the acquisition date”) we acquired 100% of the membership interests of U.S. United Ocean Services, LLC (“UOS”). The total consideration of approximately $114.7 million consisted of a $112.2 million cash payment and a post-closing settlement payment of about $2.5 million in first quarter of 2013. In fourth quarter of 2012 acquisition expenses of approximately $1.8 million related to legal, consulting, and valuation fees were included under the caption “Administrative and General Expenses”.

Founded in 1959, UOS provides marine transportation services for dry bulk and break-bulk commodities in the United States. We believe UOS operates the largest U.S. Flag Jones Act dry bulk fleet today (131,000 dead weight tons), which consists of two handysize bulkers and four tug-barge units. The fleet operates under long-term contracts with Tampa Electric (“TECO”) and The Mosaic Company (“Mosaic”), both of whom have maintained longstanding relationships with UOS that have spanned several decades.

The following is a tabular summary of the amounts recognized for assets acquired and liabilities assumed as of the three months ending March 31, 2013:

Description	Amount Recognized as of Acquisition Date (Dollars in Thousands)
Working Capital including Cash Acquired	$8,512
Inventory	6,510
Property, Plant, & Equipment	60,037
Identifiable Intangible Assets	45,131
Total Assets Acquired	120,190
Misc. Payables & Accrued Expenses	(5,469)
Other Long Term Liability	(1,945)
Total Liabilities Assumed	(7,414)
Net Assets Acquired	112,776
Total Consideration Transferred	(114,717)
Goodwill*	$1,943

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

    The following unaudited pro forma results present consolidated information as if the UOS acquisition had been completed as of January 1, 2012. The pro forma results include the amortization associated with the acquired intangible assets, interest expense associated with the debt used to fund a portion of the acquisition, the impact of fair value adjustments such as depreciation adjustments related to adjustments to property, plant and equipment. The pro forma results should not be considered indicative of the results of operations or financial position of the combined companies had the acquisition been consummated as of January 1, 2012, and are not necessarily indicative of results of future operations of the company.

    The pro forma combined financial statements do not include the realization of any cost savings from anticipated operating efficiencies, synergies, or other restructuring activities which might result from the acquisition. The following table sets forth the pro forma revenues, net earnings attributable to ISH, basic net earnings per share and fully diluted net earnings per share attributable to ISH common stockholders for the three months ended March 31, 2012, (unaudited and in thousands, except share amounts):

Three Months Ending
2012
Pro Forma
Revenues	$82,270
Net earnings attributable to ISH	$7,691
Net earnings per share attributable to ISH common stockholders:
Basic	$1.07
Diluted	$1.07

Frascati Shops, Inc. and Tower, LLC Acquisition

On August 6, 2012, (“the acquisition date”) we acquired the common stock and membership interest of Frascati Shops, Inc. (“FSI”) and Tower LLC, (“Tower”), respectively. The total consideration of approximately $4.5 million consisted of a $623,000 cash payment, the assumption of $3.5 million in debt, which was repaid in full in 2012 and $383,000 in miscellaneous payables. In third quarter of 2012 acquisition expenses of approximately $40,000 related to legal fees incurred in due diligence were included under the caption “Administrative and General Expenses”.  FSI and Tower own and operate a certified rail-car repair facility near the port of Mobile, Alabama. The pro forma effect of this acquisition was not material.

The following is a tabular summary of the amounts recognized for assets acquired and liabilities assumed as of three months ending March 31, 2013:

Description	Amount Recognized as of Acquisition Date (Dollars in Thousands)
Working Capital including Cash Acquired	$18
Inventory	231
Property, Plant, & Equipment	3,411
Identifiable Intangible Assets	490
Total Assets Acquired	4,150
Misc. Payables & Accrued Expenses	(412)
Long Term Debt	(3,490)
Deferred Tax Liability	(453)
Total Liabilities Assumed	(4,355)
Net Liabilities Assumed	(205)
Total Consideration Transferred	(623)
Goodwill*	$828

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

Note 3. Changes in Accounting Estimate

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

In the first quarter of 2013, after a third party review,  management made the decision to extend the life of two foreign flag special purpose RO/RO vessels. This decision was based on ongoing maintenance, including steel work that will allow the vessels to operate until 2025.  The change in the life of the vessels will result in reducing our depreciation expense on these two vessels by approximately $937,000 annually. This adjustment increased both our pre-tax and net income by $234,265, or $0.03 per share, for three months ended March 31, 2013. In addition, we extended the economic life of both the Mobile, Alabama and Coatzacoalcos, Mexico rail terminals’ leasehold improvements due to contractual extensions of the term of the rail terminal operating agreement.  The amortization periods were extended on both terminal leasehold improvements for five years. The impact of these extensions to our pre-tax and net income was $267,345, or $0.04 per share for the three months ended March 31, 2013.

Note 4.  Operating Segments
Following our acquisition of UOS in late 2012, we internally restructured our business reporting to replace our prior operating segments (listed below) with the following new segments.  We believe this reorganization will better align our segment disclosures with the information now reviewed by our chief operating decision maker and believe it improves the transparency with which we communicate our financial results to our investors.  All prior period data for each of our segments has been restated based on this new segmentation methodology.

New Segments	Prior Segments
• Jones Act	• Time Charter Contracts – U.S. Flag
• Pure Car Truck Carriers	• Time Charter Contracts – International flag
• Dry Bulk Carriers	• Contracts of Affreightment
• Rail-Ferry	• Rail-Ferry Service
• Specialty Contracts	• Other
• Other

Our six operating segments, Jones Act, Pure Car Truck Carriers, Dry Bulk Carriers, Rail-Ferry, Specialty Contracts, and Other are based primarily by the market in which the segment assets are deployed, the physical characteristics of those assets, and the type of services provided to our customers. We report in the Other category the results of several of our subsidiaries that provide ship charter brokerage, ship management services and agency services to our operating subsidiaries as well as third party customers.  Also included in the Other category are corporate related items, results of insignificant operations, and income and expense items not allocated to the other reportable segments. We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which the vessels within the segment operate.

We allocate interest expense to the segments in proportion to the fixed assets (defined as the carrying value of vessels, property, and other equipment) within each segment.  Additionally, we also allocate the results of our unconsolidated entities to our segment results.  We do not allocate to our segments; administrative and general expenses, gain on sale/purchase of other assets, derivative (income) loss, income taxes, gain on sale of investment, other income from vessel financing, investment income, and foreign exchange loss (gain).  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to our operating companies.

The following table presents information about segment profit and loss for the three months ended March 31, 2013 and 2012:

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2013
Revenues from External Customers
Fixed Revenue	$ 31,855	$ 16,395	$ 874	$ -	$ 6,832	$ -	$ 55,956
Variable Revenue	-	11,477	3,361	9,128	855	347	25,168
Total Revenue from External Customers	31,855	27,872	4,235	9,128	7,687	347	81,124
Intersegment Revenues (Eliminated)	-	-	-	-	-	5,519	5,519
Intersegment Expenses (Eliminated)	-	-	-	-	-	(5,519)	(5,519)
Voyage Expenses	25,556	23,684	5,203	7,671	7,497	(20)	69,591
Loss (Income) of Unconsolidated Entities			331	(61)			270
Gross Voyage Profit (Loss)	6,299	4,188	(1,299)	1,518	190	367	11,263
Gross Voyage Profit Percentage	20%	15%	-31%	17%	2%	106%	14%
Vessel and Other Depreciation	1,107	2,039	1,638	495	515	-	5,794
Gross Profit (Loss)	5,192	2,149	(2,937)	1,023	(325)	367	5,469
Interest Expense	341	616	835	163	133	113	2,201
Segment Profit (Loss)	$ 4,851	$ 1,533	$ (3,772)	$ 860	$ (458)	$ 254	$ 3,268
2012
Revenues from External Customers
Fixed Revenue	$ 6,306	$ 20,015	$ 2,437	$ -	$ -	$ -	$ 28,758
Variable Revenue	-	12,587	3,073	9,201	11,298	287	36,446
Total Revenue from External Customers	6,306	32,602	5,510	9,201	11,298	287	65,204
Intersegment Revenues Eliminated	-	-	-	-	-	5,061	5,061
Intersegment Expenses (Eliminated)	-	-	-	-	-	(5,061)	(5,061)
Voyage Expenses	6,753	24,168	4,267	8,440	7,285	(87)	50,826
Loss (Income) of Unconsolidated Entities			(42)	112			70
Gross Voyage Profit (Loss)	(447)	8,434	1,285	649	4,013	374	14,308
Gross Voyage Profit Percentage	-7%	26%	23%	7%	36%	130%	22%
Vessel and Other Depreciation	305	3,473	1,363	698	516	2	6,357
Gross (Loss) Profit	(752)	4,961	(78)	(49)	3,497	372	7,951
Interest Expense	52	1,065	1,087	221	170	132	2,727
Segment (Loss) Profit	$ (804)	$ 3,896	$ (1,165)	$ (270)	$ 3,327	$ 240	$ 5,224

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended March 31,
Profit or Loss:	2013	2012
Total Profit for Reportable Segments	$3,268	$5,224
Unallocated Amounts:
Administrative and General Expenses	(5,433)	(5,508)
Gain on Sale of Other Assets	-	3,799
Derivative Gain	77	149
Gain on Sale of Investment	-	42
Other Income from Vessel Financing	555	622
Investment Income	40	128
Foreign Exchange Gain	3,181	3,648
Provisions for Income Taxes	(35)	(168)

Net Income	$1,653	$7,936

Note 5.  Gain on Sale of Other Assets
In March 2012, we sold two of our Pure Car Truck Carriers (“PCTC”).  As a result of this transaction, we received total gross proceeds of $73.9 million and realized a gain of $3.8 million. These proceeds were partially used to pay down approximately $36.1 million of debt.

Note 6.  Unconsolidated Entities
The following table summarizes our equity in net loss of unconsolidated entities for the three months ended March 31, 2013 and 2012, respectively.
	Three Months Ended March 31,
	2013	2012
(Amounts in thousands)
Oslo Bulk, AS	$41	$281
Oslo Bulk Holdings PTE Ltd. (formerly known as Tony Bulkers PTE Ltd.)	(372)	(239)
Other	61	(112)
Total Equity in Net Loss of Unconsolidated Entities	$(270)	$(70)

These investments have been accounted for under the equity method and our portion of their earnings or losses is presented net of any applicable taxes on our condensed consolidated statements of income under the caption: "Equity in Net Loss of Unconsolidated Entities.”

Note 7. Income Taxes
We recorded a tax provision of $35,000 on our $2.0 million of income before taxes and equity in net loss of unconsolidated entities for the three months ended March 31, 2013.  For the first three months of 2012 our income tax provision was $168,000 on our $8.2 million of income before taxes and equity in net loss of unconsolidated entities. These provision amounts represent tax on our qualifying U.S. flag operations, which continue to be taxed under the “tonnage tax” provisions rather than the normal U.S. corporate income tax provisions, state income taxes paid, and foreign income tax withholdings or refunds.  We established a valuation allowance against deferred income tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred income tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on an annual basis. For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2012, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Note 8.  Earnings Per Share
We compute basic earnings per share based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflect dilutive potential common shares, including shares issuable under restricted stock units using the treasury stock method.

The calculation of basic and diluted earnings per share is as follows (Amounts in thousands except share data):
	Three Months Ended March 31,
	2013	2012
Numerator
Net Income	$1,653	$7,936
Preferred Stock Dividends (1)	251	-
Net Income Available to Common Stockholders - Basic	$1,402	$7,936

Net Income Available to Common Stockholders - Diluted	$1,402	$7,936

Denominator
Weighted Average Shares of Common Stock
Outstanding:
Basic	7,212,901	7,170,611
Plus:
Effect of dilutive restrictive stock (2)	20,499	-
Diluted	7,233,400	7,170,611

Basic Earnings Per Common Share:
Net Income per share - Basic	$0.19	$1.11

Net Income per share - Diluted	$0.19	$1.11

(1)	Cumulative undeclared dividends as of March 31, 2013.
(2)	The Company’s relative performance awards of 1,394 shares were anti-dilutive and not included in the total dilutive shares.

Note 9. Inventory

Spare parts and warehouse inventories are stated at the lower of cost or market based on the first-in, first-out method of accounting. Fuel inventory is based on the average inventory method of accounting. As of March 31, 2013 and December 31, 2012, our inventory balances were approximately $11.1 million and $11.8 million, respectively. Our inventory consists of three major classes, the break out of which is included in the following table:

(All amounts in thousands)
Inventory Classes	2013	2012
Spares Inventory	$3,466	$3,652
Fuel Inventory	4,048	4,633
Warehouse Inventory	3,629	3,562
	$11,143	$11,847

Note 10. Leases

Direct Financing Leases
In 2005, we entered into a charter which qualified as a direct financing lease with an expiration date of October 2015, and in 1999 we entered into a charter which qualified as a direct financing lease with an expiration date of May 2019. We sold the International flag PCTC with the contract expiring in 2019 to a third party in the first quarter of 2012.

In the first quarter of 2013, an Addendum was executed to the Time Charter of one of our PCTC’s which, in part, extended the Time Charter for a further period of time.  Because this Addendum was substantive, we reassessed the Time Charter classification resulting in the Time Charter being reclassified from a direct financing lease to an operating lease. The book value of the asset is $16.4 million and is now presented in the Vessel, Property, and Other Equipment, section of the balance sheet and is being depreciated over the estimated useful life of the vessel at a quarterly depreciation of $225,355.

Sale and Leaseback Transactions
On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Bank Northwest, National Association, of our 2007-built PCTC.  The transaction generated gross proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a ten year lease agreement with early buyout options that can be exercised in 2017 and 2019.  This lease is classified as an operating lease, and the $14.9 million gain on the sale-leaseback is being deferred and recognized over the term of the lease.

On June 15, 2012, we negotiated the early buy-out of the operating lease related to our molten-sulphur carrier. On November 27, 2012, we sold this vessel to BMO Harris Equipment Finance Company for approximately $32 million cash and commenced a seven-year lease agreement with an early buy-out option that can be exercised in 2017.  This lease is classified as an operating lease, and the $8.0 million gain on the sale-leaseback is being deferred and recognized over the term of the lease.

On November 27, 2012 we sold a 1998-built PCTC to CapitalSource Bank for approximately $31 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2017.  This lease is classified as an operating lease, and the $11.7 million gain on the sale-leaseback is being deferred and recognized over the term of the lease.
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

We plan to continue to operate all of the aforementioned leased vessels under their respective time charters and contracts of affreightment.  A complete listing of our vessels can be found in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Covenants” section entitled “Fleet Statistics.”

Note 11. Goodwill and Other Intangible Assets
In first quarter of 2013 regarding the acquisitions during a post settlement goodwill was increased by $71,000.  The following table presents details of goodwill and other intangible assets as of March 31, 2013 and December 31, 2012:

(all amounts in thousands)
	Amortization Period	Balance at 12/31/12	Additions	Retirements/Disposals	Amortization	Balance at 3/31/13
Indefinite Life Intangibles
Goodwill (1)		$2,700	$71	$-	$-	$2,771

Total Indefinite Life Intangibles		2,700	71	-	-	2,771

Definite Life Intangibles

Trade names - FSI	240 months	63	-	-	(1)	63
Trade names - UOS	96 months	1,786	-	-	(56)	1,730
Customer Relationships - FSI	240 months	417	-	-	(5)	412
Customer Relationships - UOS	96 months	30,605	-	-	(966)	29,639
Favorable Lease - UOS	13 months	941	-	-	(200)	741
Favorable Lease - UOS EBO		11,328	-	-	-	11,328
Favorable Charter	24 months	644	-	-	(644)	-

Total Definite Life Intangibles		45,784	-	-	(1,873)	43,913

Total Intangibles		$48,484	$71	$-	$(1,873)	$46,684

(1) The addition of $71,000 in goodwill is associated with post acquisition settlement adjustments on our 2012 acquistions.
FSI was increased by $29,000 and UOS was increased by $42,000.

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

Fair value measurements require the use of valuation techniques that are consistent with one or more of the following: the market approach, the income approach or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. The fair value of our interest rate swap agreements is based upon the approximate amounts required to settle the contracts.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. In that regard, ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•
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

•
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes certain of our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2013, segregated by the above-described levels of valuation inputs:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Derivative assets	$-	$177	$-	$177
Derivative liabilities	$-	$(6,424)	$-	$(6,424)

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at March 31, 2013 and December 31, 2012.  We estimated the fair value of our variable rate long-term debt at March 31, 2013, including current maturities, to equal the carrying value due to the variable rate nature of the debt as well as to the underlying value of the collateral. Credit risk has also been considered and has been determined to not be a material factor.

Note 13.  Derivative Instruments

We use derivative instruments to manage certain foreign currency and interest rate risk exposures. We do not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of our derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and the occurrence of certain transactions.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which is $6.2 million in the aggregate for all of our contracts, with $469,500 of posted collateral as of March 31, 2013.  The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss, net of taxes, was $6.8 million as of March 31, 2013 and $7.4 million as of December 31, 2012.

The notional and fair value amounts of our derivative instruments as of March 31, 2013 were as follows (in thousands):
		Asset Derivatives		Liability Derivatives
		2013		2013
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
As of March 31, 2013	Amount	Location		Location
Interest Rate Swaps - L/T*	$67,544			Other Liabilities	($6,143)
Foreign Exchange Contracts	$3,800	Other Assets	$177
Foreign Exchange Contracts	$3,000			Current Liabilities	($281)
Total Derivatives designated as hedging instruments	$74,344		$177		($6,424)
*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $55,543,763 (based on a Yen to USD exchange rate of 94.22 as of March 31, 2013).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $77,000 gain for the quarter ended March 31, 2013 and this amount was reflected in earnings.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the three months ended March 31, 2013 was as follows:
	Gain(Loss) Recognized in OCI	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of Gain(Loss) Reclassified from AOCI to Income	Gain (Loss) Recognized in Income from Ineffective portion
Year Ended March 31, 2013	2013		2013	2013
Interest Rate Swaps	$542	Interest Expense	($478)	$77
Foreign Exchange contracts	$5	Other Revenues	$29	$0
Total	$547	-	($449)	$77

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

As of March 31, 2013, we had the following swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
9/26/05	9/28/15	$ 6,000,000	4.41%	Variable-to-Fixed
9/26/05	9/28/15	$ 6,000,000	4.41%	Variable-to-Fixed
3/15/09	9/15/20	*$ 55,543,763	2.065%	Variable-to-Fixed
Total:		$ 67,543,763

*Notional amount converted from Yen at March 31, 2013 at a Yen to USD exchange rate of 94.22

Foreign Exchange Rate Risk
In May 2012, we entered into three foreign exchange contracts to hedge certain firm foreign currency purchase commitments. The first was for Mexican Pesos for $750,000 U.S. Dollar equivalents at an exchange rate of 13.7787, the second was for Mexican Pesos for $250,000 U.S. Dollar equivalents at an exchange rate of 14.2939 and the third was for Mexican Pesos for $700,000 U.S. Dollar equivalents at an exchange rate of 14.5700.  Our Mexican Peso foreign exchange contracts represent 50% of our projected Peso exposure.

In December, 2012 we entered into two forward purchase Yen contracts which expire in 2013. The first contract was for Japanese Yen for $1.5 million U.S. Dollar equivalents at an exchange rate of 85.27 which expires in September, 2013 and the second was for Japanese Yen for $1.5 million U.S. Dollar equivalents at an exchange rate of 85.16 which expires in December, 2013. Our Japanese Yen foreign exchange contract represents approximately 7.93% of our projected Yen exposure.

In January, 2013, we entered into a forward purchase Indonesian Rupiah contract which expires in 2013. The contract was for $3,300,000 U.S. Dollar equivalents at an exchange rate of 9910.  Our Indonesian Rupiah foreign exchange contract represents approximately 80% of our projected Rupiah exposure.

The following table summarizes the notional current values as of March 31, 2013, of these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Amount Available in Dollars	Effective Date	Expiration Date
May 2012	Peso	$300	January 2013	May 2013
May 2012	Peso	$100	January 2013	May 2013
May 2012	Peso	$700	June 2013	December 2013
December 2012	Yen	$1,500	December 2012	September 2013
December 2012	Yen	$1,500	December 2012	December 2013
January 2013	Rupiah	$2,700	January 2013	December 2013
		$6,800

Note 14. Long-Term Debt

Long-term debt consisted of the following:
( in thousands)		Interest Rate			Total Principal Due
		March 31,	December 31,	Maturity	March 31,	December 31,
Description		2013	2012	Date	2013	2012
Secured:
Notes Payable – Variable Rate	1	2.0346%	2.0600%	2015	$ 12,000	$ 12,666
Notes Payable – Variable Rate		2.5537%	2.5590%	2017	13,063	13,436
Notes Payable – Variable Rate	2	2.7037%	2.7090%	2017	28,500	30,000
Notes Payable – Variable Rate		2.78-2.80%	2.81-2.85%	2018	47,840	48,760
Notes Payable – Variable Rate	3	2.7801%	2.8090%	2018	18,038	18,896
Notes Payable – Variable Rate	3	2.8158%	2.8158%	2018	17,593	17,908
Notes Payable – Variable Rate		2.9536%	2.9810%	2018	14,910	15,620
Notes Payable – Variable Rate	4	1.8100%	1.8314%	2020	37,845	42,089
Unsecured Line of Credit	5	3.9600%	3.9597%	2014	26,255	38,255
					216,044	237,630
				Less Current Maturities	(25,729)	(26,040)
					$ 190,315	$ 211,590

1.
We have interest rate swap agreements in place to fix the interest rate on our variable rate note payable expiring in 2015 at 4.41%.  After applicable margin adjustments, the effective interest rate on this note payable is fixed at 6.16%.  The swap agreements are for the same terms as the associated note payable.

2.
We entered into a variable rate financing agreement with Capital One N.A. on November 30, 2012 for a five year facility totaling $30 million to finance a portion of the acquisition of UOS.  This facility was fully drawn prior to the end of 2012.

3.
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

4.
We have an interest rate swap agreement in place to fix the interest rate on our variable rate note payable expiring in 2020 at 2.065%.  After applicable margin adjustments, the effective interest rate on this note payable is fixed at 3.715%.  The swap agreement is for the same term as the associated note payable.

5.
Effective November 28, 2012, our revolving credit facility was increased from $30 million to $42 million to provide additional funds for working capital purposes.  This revolver was considered fully drawn at December 31, 2012 and the $12 million increase was fully repaid in January 2013.  At the point of repayment, the revolving credit facility was reduced back to $30 million with $3.745 million used as collateral for various letters of credit.  At March 31, 2013, the $30 million revolver was considered fully drawn with $9 million repaid in early April 2013. The expiration of this facility is July of 2014.  The net weighted average interest rate on all of our long-term debt after consideration of the effect of our interest rate swaps at March 31, 2013 and December 31, 2012 was 3.3469% and 3.2645%, respectively.

Note 15. Preferred Stock
On February 21, 2013, we sold 250,000 shares of our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $1.00 par value per share, with a liquidation preference of $100.00 per share.

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock will be paid at a rate of 9.50% per annum of the $100.00 liquidation preference per share, starting from the date of original issue, February 21, 2013.  Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30, beginning on April 30, 2013.  However, the dividends are payable only if declared by our board of directors and must come from funds legally available for dividend payments.  On April 10, 2013, the Board of Directors declared a dividend of $1.79 per share on our Series A Preferred Stock which was paid on April 30, 2013.  As of March 31, 2013, we had no accumulated unpaid dividends.

If we do not pay dividends in full on the Series A Preferred Shares on any two dividend payments (whether consecutive or not), the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation preference, or $2.00 per annum, per Series A Preferred Share on and after the day following such second dividend payment date.  On each subsequent dividend payment date on which cash dividends on the Series A Preferred Shares shall not be declared and paid, the annual dividend rate payable on the Series A Preferred Shares shall increase by an additional 2.00% per annum per $100.00 stated liquidation preference per Series A Preferred Share, up to a maximum annual dividend rate on the Series A Preferred Shares of 19.00%.  The dividend rate will reset to the original dividend rate of 9.50% once all accrued but unpaid dividends on the Series A Preferred Shares have been paid for three consecutive dividend payment dates.  Commencing on April 30, 2018, we may redeem the Series A Preferred Shares in whole or in part at a cash redemption price of $100.00 per share plus any accrued and unpaid dividends.

Net proceeds from the issuance of preferred stock were $23.4 million, net of underwriter discounts and related costs totaling $1.6 million.

Note 16. Stockholders’ Equity
A summary of the changes in Stockholders’ equity for the three months ended March 31, 2013 is as follows:

Stockholders'
(Amounts in thousands)	Equity
Balance December 31, 2012	$262,299
Net Income	1,653
Issuance of Preferred Stock	23,438
Common Stock Dividends	(1,858)
Unrealized Foreign Currency Translation Gain	40
Net Change in Fair Value of Derivatives	547
Net Change in Funding Status of Defined Benefit Plan	311
Stock-based compensation expense (net of forfeited shares)	108

Balance March 31, 2013	$286,538

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first three months of 2013:
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2013– January 31, 2013	-	-	-	285,377
February 1, 2013 – February 28, 2013	-	-	-	285,377
March 1, 2013 – March 31, 2013	-	-	-	285,377

Dividend Payments

During the three months ended March 31, 2013, we paid cash dividends in respect of our common stock as follows:
(Amounts in Thousands Except per Share Data )			Total
		Per Share	Dividend
Record Date	Payment Date	Amount	Paid
February 19, 2013	March 4, 2013	$ 0.250	$ 1,803
$ 1,803

During this period, we paid an additional $23,488 in cash dividends related to unvested stock awards that accrued quarterly dividend payments.  Upon the vesting of these shares of restricted stock, these cash dividends were disbursed to the holders of those restricted shares.

Note 17.  Stock Based Compensation

On May 7, 2012, we granted 65,500 restricted stock units payable in shares of our common stock, $1.00 par value per share, to ten key individuals.  The grants consisted of three tranches of restricted stock units (“RSUs”) – Time-Based RSUs, Absolute Performance-Based RSUs, and Relative Performance-Based RSUs.  If we attain certain performance targets, the 65,500 RSUs could result in us issuing up to 81,875 shares of our stock.  As described further below, we also granted stock to our independent directors on January 15, 2013.

Our operating results, net income and net income before taxes for the periods set forth below include (i) the following amounts of compensation expense associated with the stock grants and RSUs and (ii) the related reductions in earnings per share:
	Three Months ended March 31,
	2013	2012

Stock-Based Compensation
Expense:
Stock Grants to Directors & Officers	$30,000	$340,000
RSUs Awards to Officers	243,000	-
Related Reduction in
Earnings Per Share 1	$(0.03)	$(0.05)

1 Same for basic and diluted earnings per share

Stock Awards
On January 15, 2013, our independent Directors received unrestricted stock awards of an aggregate of 6,708 shares from the 2011 Stock Incentive Plan (the Plan”).  For the three months ended March 31, 2013, our net income reflected $30,000 of stock-based compensation expense charges, exclusive of expense related to the RSUs discussed below, which had no effect on either basic and diluted earnings per share.

A summary of the activity for stock awards during the three months ended March 31, 2013 is as follows:
	2013
	Shares	Weighted Average Fair Value Per Share
Non-vested – December 31, 2012	-	-
Unrestricted Shares Granted	6,708	$17.89
Shares Vested	(6,708)	$17.89
Shares Forfeited	-	-
Non-vested – March 31, 2013	-	-

Restricted Stock Units

For the three months ended March 31, 2013, our net income reflected $243,000 of stock-based compensation expense charges, exclusive of the stock awards discussed above, which reduced both basic and diluted earnings per share by $0.03 per share. As these RSUs were first granted in the second quarter of 2012, net income for the three months ended March 31, 2012 did not include any RSU-related compensation expense charges.

Our Time-Based RSUs represent the right to receive one share of our common stock and will vest evenly over a three year period, except that the Time-Based RSUs for our top four executives will vest on the first anniversary of the grant date.  Each of our Absolute Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out based on our basic earnings per share for fiscal year 2012, with the actual number of shares of common stock received dependent on our level of achievement as measured against the target. The maximum pay-out was reached with this target and 18,188 shares vested March 11, 2013, 3,376 additional shares vested on April 23, 2013, due to accelerated vesting of two top executives awards and the remaining 3,000 shares will vest ratably over the next two years.

Each of our Relative Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out in shares of our common stock based on how our total stockholder return for the three-year period (or the one-year period, for our top four executives) beginning January 1, 2012 compares relative to the total shareholder return of the companies comprising the Russell 2000 index for the same period or periods. For the year ended 2012, the Company ranked in the 27th percentile, which paid out 53% of the RSU’s granted or 5,300 shares vested on March 11, 2013 to two of our top four executives. An additional 1,788 shares vested on April 23, 2013 due to an accelerated vesting period to two of our top four executives, any shares due under these RSUs will be paid out in the fiscal year following the end of the applicable performance period.

       In all cases, vesting is contingent upon continued employment with the company.

A summary of our RSU activity and related information for the three months ended March 31, 2013 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested –December 31, 2012	65,500	$21.48
Additional Absolute RSU’s Awarded *	8,188	19.35
Absolute RSU’s Vested – March 11, 2013	(18,188)	19.35
Absolute RSU’s Retired – March 11, 2013**	(6,349)	20.07
Relative Performance RSU’s Vested – March 11, 2013	(5,300)	18.18
Relative Performance RSU’s Retired – March 11, 2013**	(1,837)	20.07
Non-vested – March 31, 2013	42,014	$22.68

*Due to meeting our target, the maximum payout was reached, resulting in additional stock to be awarded.
**On March 11, 2013, we retired a combined total of 8,186 shares of common stock, in order to meet the minimum tax liabilities associated with the vesting of Restricted Stock held by our executive officers.

Note 18.  Changes in Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component
For three months ending March 31, 2013

	Gains and Losses on Derivatives Fair Value *	Unrealized Translation Loss	Defined Benefit Pension Items	Total

Beginning balance	$7,352	$350	$17,244	$24,946

Other comprehensive income
before reclassification	(175)	(40)	-	(215)

Amount reclassified from accumulated	(372)	-	(311)	(683)
other comprehensive income

Net current-period other
comprehensive income	(547)	(40)	(311)	(898)

Ending balance	$6,805	$310	$16,933	$24,048

*The fair value balance as of March 31, 2013, includes a negative $919,904 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Income
For three months ending March 31, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Gains and losses on derivatives fair value

Interest rate contracts	$(401)	Interest expense
Foreign exchange contracts	29	Other revenues
	(372)	Total before tax
	-	Tax (expense) or benefit
	(372)	Net of tax
Amortization of defined benefit pension items

Prior service costs	(24)	A&G Expense
Actuarial losses	(287)	A&G Expense
	(311)	Total before tax
	-	Tax (expense) or benefit
	(311)	Net of tax

Total reclassifications for the period	$(683)	Net of tax

Note 19.  Employee Benefit Plans
The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended March 31, 2013 and 2012:

	Pension Plan		Postretirement Benefits
( Amounts in Thousands)	Three Months Ended March 31,		Three Months Ended March 31,
Components of net periodic benefit cost:	2013	2012	2013	2012
Service cost	$190	$164	$6	$13
Interest cost	336	357	119	130
Expected return on plan assets	(557)	(497)	-	-
Amortization of prior service cost	(1)	(1)	25	(3)
Amortization of Net Loss	223	192	63	71
Net periodic benefit cost	$191	$215	$213	$211

We contributed $400,000 to our pension plan for the three months ended March 31, 2013. We anticipate making $1,200,000 in additional contributions during the remainder of 2013.

Note 20.  New Accounting Pronouncements

In January 2013, the Financial Accounting Standard Board (“FASB”) issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" to amend Accounting Standards Codification Topic 210, "Balance Sheet".  The amendment is to clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim and annual periods thereafter.  The adoption of ASU 2013-01 did not have a material effect on our operating results or financial position, and we have applied these new requirements in the first quarter of 2013.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" to amend Accounting Standards Codification Topic 220, "Comprehensive Income".  The amendment requires an entity to provide information about the amounts reclassified out of other comprehensive income by component. Entities are also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under US GAAP that provide additional details about those amounts ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a material effect on our operating results or financial position, and we have applied these new requirements in the first quarter of 2013.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the Emerging Issues Task Force)”, to amend Accounting Standards Codification Topic 405, “Liabilities”.  This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. ASU 2013-04 is effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. We will evaluate the adoption of this standard.

In March 2013, the FASB issued ASU 2013-05,“Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to amend Accounting Standards Codification Topic 830, “ Foreign Currency Matters”.  The objective of the amendments in this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic  830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.  ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We will evaluate the adoption of this standard.

Note 21.  Subsequent Events

On April 23, 2013, the Compensation Committee of our Board of Directors granted 87,300 restricted stock units under our 2011 Stock Incentive Plan. The awards include a combination of 80,250 time-based restricted stock units that will vest one-third over the next three years and 7,050 performance based restricted stock units that will vest over one year, for our top four executives and over three years for the remaining participants.

We have been notified by Maritime Administration that due to the budget reductions from “sequestration” participants in the Maritime Security Program would experience a reduction in payments. Therefore, unless Congress takes action that reverses said “sequestration” impact, our estimated impact would be approximately $2.0 million for Calendar Year 2013.  If Congress takes no action, this impact will be reflected in our third quarter results. The Company is exploring options that would mitigate this impact.

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

Such forward-looking statements include, without limitation, statements regarding (1) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment results, strategic alternatives, business strategies, and other similar statements of expectations or objectives; (2) our plans for operating the business and using cash, including our pricing, investment, expenditure and cash deployment plans; (3) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (4) estimated scrap values of assets; (5) estimated proceeds from selling assets and the anticipated cost of constructing or purchasing new or existing vessels; (6) estimated fair values of financial instruments, such as interest rate and currency swap agreements; (7) estimated losses under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (8) estimated losses attributable to litigation; (9) estimated obligations, and the timing thereof, relating to vessel repair or maintenance work; (10) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (11) our ability to remain in compliance with applicable regulations and our debt covenants; (12) anticipated trends in government sponsored cargoes; (13) our ability to effectively service our debt; (14) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (15) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and (16) assumptions underlying any of the foregoing.

Important factors that could cause our actual results to differ materially from our expectations include our ability to:

•
maximize the usage of our newly-purchased and incumbent vessels and other assets on favorable economic terms, including our ability to (i) renew our time charters and contracts when they expire, (ii) maximize our carriage of supplemental cargoes and (iii) improve the return on our dry bulk fleet if and when market conditions improve;

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
•
service our preferred stock dividend payments and to continue to pay a quarterly common stock dividend, which may be affected by changes, among other things, in our cash requirements, spending plans, business strategies, cash flows or financial position;

•	procure adequate insurance coverage on acceptable terms; and
•	manage the amount and rate of growth of our operating, capital, administrative and general expenses.

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:
•	changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular;
•	industry-wide changes in cargo freight rates, charter rates, vessel design, vessel utilization or vessel valuations, or in charter hire, fuel or other operating expenses;
•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate;
•	the possibility that the anticipated benefits from the UOS acquisition cannot be fully realized or may take longer to realize than expected.
•	political events in the United States and abroad, including terrorism, piracy and trade restrictions, and the response of the U.S. and other nations to those events;
•	election results and the appropriation of funds by the U.S. Congress;
•	changes in foreign currency exchange rates or interest rates;
•	changes in laws and regulations, including those related to government assistance programs, inspection programs, trade controls and protection of the environment;
•	unexpected out-of-service days on our vessels whether due to unplanned maintenance, natural disasters, piracy or other causes;
•	our continued access to credit on favorable terms
•	the ability of customers to fulfill their obligations with us, including the timely receipt of payments by the U.S. government;
•	the performance of our unconsolidated subsidiaries;
•
the impact on our financial statements of nonrecurring accounting charges that may result from, among other things,  our ongoing evaluation of business strategies, asset valuations, and organizational structures;

•	the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; and
•	the effects of more general factors such as changes in tax laws or rates, in accounting policies or practices, in medical or pension costs, or in general market, labor or economic conditions.

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

 For additional information on our forward-looking statements and risks, see Part I, Item 1A and 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A of this report.

Executive Summary

Overview of First Quarter 2013

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

Overview
We completed our integration of the newly acquired U.S. United Ocean Services, LLC (“UOS”) business into our operations without any major set-backs. As expected, UOS continues to employ two bulk carriers and two tug - barge units.  We are in the process of reactivating one of UOS’ two laid up barge and tug units, which we plan to employ on a short term contract of affreightment beginning in the second quarter of 2013. As previously communicated, we do not expect to realize any significant cost synergies from the UOS acquisition.

    On February 21, 2013, we sold 250,000 shares of our 9.5% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $1.00 per share, liquidation preference of $100.00 per share. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and will be payable quarterly in arrears on the 30th day of January, April, July and October of each year, when, as and if declared by our board of directors. Commencing on April 30, 2018, we may redeem the Series A Preferred Shares in whole or in part at a cash redemption price of $100.00 per share plus any accrued and unpaid dividends. We received net proceeds of approximately $23.4 million which included a reduction for underwriter fees of approximately $1.6 million. The net proceeds were used to activate the third UOS tug-barge unit and for general corporate needs.

In the first quarter of 2013, an addendum was executed to the Time Charter of one of our PCTC’s which, in part, extended the Time Charter for a further period of time.  Because this Addendum was substantive, we reassessed the Time Charter classification resulting in the Time Charter being reclassified from a direct financing lease to an operating lease.  This addendum provides us with additional fixed revenue streams and is another example of our strategy to maintain a base amount of fixed revenues in our portfolio.

    During the first quarter of 2013, we agreed to purchase an “eco” design Handysize Bulk Carrier to be newly built scheduled to be delivered in the first half of 2015.

The Baltic Dry Index, which is a daily assessment of the price of moving raw materials by sea, remained at historical lows for the first quarter of 2013. As a result, our Dry Bulk Carriers segment whose vessels are employed in revenue sharing arrangements on a spot market or short to medium term time or voyage charter basis, reported a significant decline in gross profit results during the first quarter of 2013 compared to the same period in 2012.

During the quarter we recognized fees and positioning expenses on our ice-strengthened multi-purpose vessel which was redelivered from MSC. In addition, our four newly acquired 25% owned mini-bulkers also incurred incremental expenses associated with positioning costs on their first voyage.

Consolidated Financial Performance – First Quarter 2013 vs. First Quarter 2012

Overall net income decreased from $7.9 million in the first quarter of 2012 to $1.7 million in the first quarter of 2013. Included in the first quarter 2013 results was a $3.2 million foreign exchange gain while the first quarter 2012 results included a $3.8 million gain from the sale of two International flag Pure Car Truck Carriers and a foreign exchange gain of $3.6 million. Excluding the aforementioned gains, net income decreased by approximately $2.0 million year over year.  Other items of note include:

▪	Decrease in consolidated gross voyage profit of $3.1 million.
▪	Administrative and General Expenses were flat quarter over quarter.
▪	Decrease in interest cost due to repayment of loans primarily due to the sale of vessels in early 2012.
▪
An increase in our loss from unconsolidated entities from $70,000 in the first quarter of 2012 to $270,000 in the first quarter of 2013 due to fees associated with our four newly acquired 25% owned mini-bulkers.

▪	Foreign exchange gain of $3.2 million in first quarter 2013 as compared to $3.6 million for the same period in 2012.

Segment Performance – First Quarter 2013 vs. First Quarter 2012

Jones Act
▪	Increase of $6.7 million in gross voyage profit.
▪	First full quarter of operations for UOS.
▪	Increase in tonnage carried on the Molten Sulphur Carrier.

Pure Car Truck Carriers
▪	Decrease in gross voyage profits from $8.4 million to $4.2 million.
▪	Sale of two of the PCTC’s and one of our PCTC’s lower charter hire rate and increase in operating lease expense.

Dry Bulk Carriers
▪	Decrease in gross voyage profit of approximately $2.6 million.
▪	Charter rates near historical lows in the dry bulk market.
▪	Expenses associated with positioning costs on our four newly acquired 25% owned mini-bulkers.

Rail-Ferry
▪	Increase in gross voyage profit of $869,000 due to lower operating cost and lower amortization expenses.

Specialty Contracts
▪
Decrease of $3.8 million in gross voyage profit results primarily driven by the termination of MSC contracts in early 2012 and fees and positioning expenses of our redelivered ice-strengthened multi-purpose vessel redelivered from MSC.

Balance Sheet
▪	Total cash and cash equivalents of $31 million.
▪	Cash generated from operations of $12.5 million.
▪	Working capital of $15.0 million.
▪	Debt payments of $35.4 million, including $12.0 million repayment on our line of credit.
▪	Reduction in outstanding debt to $216 million.
▪	Leverage ratio (debt obligation/EBITDA) of 3.50.

Overview of Fleet
As of March 31, 2013, our fleet consisted of 50 vessels, 20 of which are 100% owned directly through our wholly-owned subsidiaries.  For additional information on our vessels, refer to the below section entitled “Fleet Statistics”.
For the first quarter ended March 31, 2013, 69% of our revenues were generated from medium to long-term contracts, which generally provide us with fixed income streams and predictable cash flows, subject to off-hire time. As of March 31, 2013 (including charterers' options):

•	the average remaining term of our contracts deploying Jones Act Vessels was five years;
•	the average remaining term of our contracts deploying PCTC’s was seven years;
•	the average remaining term of our contracts in our Specialty Contracts segment was two years.

In addition to contractually fixed income, our U.S. Flag PCTC’s earn income from the carriage of supplemental cargo when available.

Because of the recent overall condition of the global economy, and the marine transportation industry, we are currently testing our long-lived assets quarterly to determine whether or not our projected segment cash flows exceed each of our segment vessels’ carrying amounts. Based on our assessment, no impairments existed as of March 31, 2013.

INTERNATIONAL SHIPHOLDING CORPORATION
FLEET STATISTICS
March 31, 2013
		Vessels		Year Built	Business Segment (1)	Owned	Bareboat Charter/ Leased	Operating Contracts	Partially Owned	Time Chartered	Weight Carrying Capacity (MT)

1		ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	Jones Act	X					38,847
2		SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	Jones Act		X				27,678
3		DORIS GUENTHER/SHARON DEHART	ATB TUG/BARGE UNIT	1981/1973	Jones Act	X					23,314
4		PEGGY PALMER/NAIDA RAMIL	ATB TUG/BARGE UNIT (2)	1981/1994	Jones Act	X					34,367
5		BETTY WOOD/PAT CANTRELL	ATB TUG/BARGE UNIT (3)	1984/1973	Jones Act	X					33,529
6		GAYLE EUSTACE/BARBARA KESSEL	ITB TUG/BARGE UNIT	1977	Jones Act		X				33,220
7		MARY ANN HUDSON	BULK CARRIER	1981	Jones Act	X					37,061
8		SHEILA MCDEVITT	BULK CARRIER	1980	Jones Act	X					37,244
9		ROSIE PARIS	HARBOR TUG	1974	Jones Act	X					N/A
10		GREEN BAY	PURE CAR/TRUCK CARRIER	2007	PCTC		X				18,312
11		GREEN COVE	PURE CAR/TRUCK CARRIER	1999	PCTC		X				22,747
12		GREEN DALE	PURE CAR/TRUCK CARRIER	1999	PCTC	X					16,157
13		GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	PCTC		X				22,799
14		GREEN POINT	PURE CAR/TRUCK CARRIER	1994	PCTC	X					14,930
15		GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	PCTC	X					21,523
16		GLOVIS COUNTESS	PURE CAR/TRUCK CARRIER	2010	PCTC	X					18,701
17		BALI SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,737
18		BANDA SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,664
19		EGS CREST	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,914
20		EGS TIDE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,916
21		EGS WAVE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,916
22		HANZE GRONINGEN	HANDYSIZE BULK CARRIER	2011	Dry Bulk					X	35,000
23		INTERLINK VERITY	HANDYSIZE BULK CARRIER	2012	Dry Bulk					X	37,000
24		BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	Dry Bulk	X					170,578
25		BULK AMERICAS	HANDYMAX BULK CARRIER	2012	Dry Bulk	X					57,959
26		OSLO BULK 1	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
27		OSLO BULK 2	MINI BULK CARRIER	2010	Dry Bulk				X		8,028
28		OSLO BULK 3	MINI BULK CARRIER	2010	Dry Bulk				X		8,029
29		OSLO BULK 4	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
30		OSLO BULK 5	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
31		OSLO BULK 6	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
32		OSLO BULK 7	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
33		OSLO BULK 8	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
34		OSLO BULK 9	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
35		OSLO BULK 10	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
36		OSLO CARRIER 1	MINI BULK CARRIER	2010	Dry Bulk				X		9,300
37		OSLO CARRIER 2	MINI BULK CARRIER	2010	Dry Bulk				X		9,300
38		OSLO CARRIER 3	MINI BULK CARRIER	2011	Dry Bulk				X		9,300
39		SEA STEAMER	MINI BULK CARRIER	2011	Dry Bulk				X		9,300
40		MAERSK ALABAMA	CONTAINER VESSEL	1998	SP		X				17,525
41		MAERSK CALIFORNIA	CONTAINER VESSEL	1992	SP		X				25,375
42		MARINA STAR 2	CONTAINER VESSEL	1982	SP			X			13,193
43		MARINA STAR 3	CONTAINER VESSEL	1983	SP			X			13,193
44		TERRITORY TRADER	CONTAINER VESSEL	1991	SP			X			3,183
45		FLORES SEA	MULTI-PURPOSE VESSEL	2008	SP			X			11,151
46		SAWU SEA	MULTI-PURPOSE VESSEL	2008	SP			X			11,184
47		OCEAN PORPOISE	TANKER	1996	SP	X					13,543
48		OCEAN HERO	TANKER	1996	SP			X			13,543
49		OSLO WAVE	ICE STRENGTHENED MULTI-PURPOSE VESSEL	2000	SP	X					17,381
50		ANET	MULTI-PURPOSE VESSEL	2010	SP					X	12,016
						20	7	6	14	3	1,118,977
	(1)	Business Segments:
		Jones Act	Jones Act
		PCTC	Pure Car Truck Carriers
		RF	Rail-Ferry
		Dry Bulk	Dry Bulk Carriers
		SP	Specialty Contracts
	(2)	Currently Inactive
	(3)	Currently being reactivated.

Management Gross Voyage Profit Financial Measures

    In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business.  The following table provides a reconciliation of consolidated gross voyage profit to operating income.

	Three Months Ended March 31,
	2013	2012
Revenues	$81,124	$65,204

Voyage Expenses	$69,591	$50,826
Net Loss of Unconsolidated Entities	$270	$70

Gross Voyage Profit	$11,263	$14,308

Vessel Depreciation	$5,771	$6,357
Other Depreciation	$23	$-

Gross Profit	$5,469	$7,951

Other Operating Expenses:
Administrative and General Expenses	$5,433	$5,508
Gain on Sale of Other Assets	$-	$(3,799)
Net Loss of Unconsolidated Entities (Add Back)	$(270)	$(70)
Total Other Operating Expenses	$5,163	$1,639

Operating Income	$306	$6,312

Non-GAAP Financial Measures

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we refer to adjusted net (loss) income. We believe this performance metric is useful information to investors because it provides comparable information with respect to the financial condition and results of operations of the Company excluding the results of certain transactions.  The following table provides a reconciliation of net income to adjusted net (loss) income.

(All Amounts in Thousands)	Three Months Ended March 31,
	2013	2012

Net Income	$1,653	$7,936
Foreign Exchange Gain	$(3,181)	$(3,648)
Gain on Sale of Other Assets	$-	$(3,799)
Non-GAAP Net (Loss) Income	$(1,528)	$489

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2013
Revenues from External Customers
Fixed Revenue	$ 31,855	$ 16,395	$ 874	$ -	$ 6,832	$ -	$ 55,956
Variable Revenue	-	11,477	3,361	9,128	855	347	25,168
Total Revenue from External Customers	31,855	27,872	4,235	9,128	7,687	347	81,124
Intersegment Revenues (Eliminated)	-	-	-	-	-	5,519	5,519
Intersegment Expenses (Eliminated)	-	-	-	-	-	(5,519)	(5,519)
Voyage Expenses	25,556	23,684	5,203	7,671	7,497	(20)	69,591
Loss (Income) of Unconsolidated Entities			331	(61)			270
Gross Voyage Profit (Loss)	6,299	4,188	(1,299)	1,518	190	367	11,263
Gross Voyage Profit Percentage	20%	15%	-31%	17%	2%	106%	14%
Vessel and Other Depreciation	1,107	2,039	1,638	495	515	-	5,794
Gross Profit (Loss)	5,192	2,149	(2,937)	1,023	(325)	367	5,469
Interest Expense	341	616	835	163	133	113	2,201
Segment Profit (Loss)	$ 4,851	$ 1,533	$ (3,772)	$ 60	$ (458)	$ 54	$ 3,268
2012
Revenues from External Customers
Fixed Revenue	$ 6,306	$ 20,015	$ 2,437	$ -	$ -	$ -	$ 28,758
Variable Revenue	-	12,587	3,073	9,201	11,298	287	36,446
Total Revenue from External Customers	6,306	32,602	5,510	9,201	11,298	287	65,204
Intersegment Revenues Eliminated	-	-	-	-	-	5,061	5,061
Intersegment Expenses (Eliminated)	-	-	-	-	-	(5,061)	(5,061)
Voyage Expenses	6,753	24,168	4,267	8,440	7,285	(87)	50,826
Loss (Income) of Unconsolidated Entities			(42)	112			70
Gross Voyage Profit (Loss)	(447)	8,434	1,285	649	4,013	374	14,308
Gross Voyage Profit Percentage	-7%	26%	23%	7%	36%	130%	22%
Vessel and Other Depreciation	305	3,473	1,363	698	516	2	6,357
Gross (Loss) Profit	(752)	4,961	(78)	(49)	3,497	372	7,951
Interest Expense	52	1,065	1,087	221	170	132	2,727
Segment (Loss) Profit	$ (804)	$ 3,896	$ (1,165)	$ (270)	$ 3,327	$ 240	$ 5,224

    The following table shows the breakout of revenues by segment between fixed and variable for the three months ended March 31, 2013 and 2012, respectively:

Revenues
Thousands of Dollars
50,000
40,000
30,000
20,000
10,000
0
2013
2012
2013
2012
2013
2012
2013
2012
2013
2012
2013
2012
Jones Act
PCTC
Specialty
Dry Bulk
Rail Ferry
Other

☐ Fixed Revenue                  ☐   Variable Revenue

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage analysis below:

Jones Act: Overall segment revenues and gross voyage profit increased by $25.5 million and $6.7, respectively when comparing first quarter 2013 to 2012. The increase was due to the addition of $24.7 million of revenues generated by the UOS vessels in first quarter of 2013 and higher tonnage levels moved by our Sulphur Carrier vessel.

Pure Car Truck Carriers: Overall segment revenues decreased by 15% or $4.7 million when comparing first quarter 2013 to 2012.  The decrease was driven primarily by the sale of two PCTCs during the first quarter of 2012.  The segment’s gross voyage profit decreased from $8.4 million in 2012 to $4.2 million in 2013, primarily due to the sale of two of the PCTC’s and one of our PCTC’s lower charter hire rate and increase in operating lease expense.  Our fixed contract revenues for this segment were $16.4 million and $20 million in first quarter 2013 and 2012, respectively. Our variable revenues of $11.5 million and $12.6 million for the same periods in 2013 and 2012, respectively, represent revenues derived from supplemental cargoes.

Dry Bulk Carriers: Overall segment revenues decreased from $5.5 million in first quarter 2012 to $4.2 million in first quarter 2013 due to lower charter rates on all of our vessels reported in this segment in the first quarter of 2013 as well as non-recurring expenses related to acquiring our four newly acquired 25% owned mini-bulkers. Gross voyage profit for this segment decreased by $2.6 million from 2012 to 2013.

Rail-Ferry: Overall segment revenues stayed relatively constant when comparing first quarter 2013 to 2012. Gross voyage profit increased by $869,000 when comparing 2012 to 2013. The increase was due to an improvement in operating cost and lower amortization cost associated with the extended life of the vessels discussed in Note 3.

Specialty Contracts: Segment revenues decreased from $11.3 million in first quarter 2012 to $7.7 million in first quarter 2013 and gross voyage profit decreased by $3.8 million in 2013 due to the termination of three MSC contracts in February 2012 and re-delivery of our ice-strengthened multi-purpose vessel in the third quarter of 2012 from MSC.

Other: For this segment, overall segment revenue and gross voyage profit remained relatively constant when comparing 2013 to 2012.

Administrative and General Expense:  Administrative and general expenses decreased from $5.5 million in the first quarter of 2012 to $5.4 million in the first quarter of 2013.  The following table shows the significant components of administrative and general expenses for the first quarter of 2013 and 2012, respectively.

	Three Months ended March 31,
A&G Account	2013	2012	Variance

Wages and Benefits	3,299	3,039	260	(1)
Executive Stock Compensation	273	340	(67
Professional Services	316	461	(145)	(2)
Insurance and Workers Comp	162	118	44
Office Building Expense	428	336	92
System Hardware & Software	270	269	1
Other	685	944	(259)	(3)
TOTAL:	5,433	5,507	(74)

(1)	Wages and Benefits reflect higher wages and benefits due to additional employees from November 2012 acquisition of UOS.
(2)	Decrease to legal expenses and other professional services due to expenses in the first quarter of 2012 for the sale of two PCTCs.
(3)
Other decreased due to severance payments made in the first quarter of 2012.  In addition to severance payments Other also includes Officers and Directors Fees, Dues and Subscriptions, Travel and Entertainment, and Communication expenses.

Other Income and Expense

    Interest Expense was $2.2 million and $2.7 million in the first quarters of 2013 and 2012, respectively due principally to lower debt balances. Decreases in indebtedness is due primarily to the retirement of loans relating to vessels sold over the past year in the sale-leaseback transactions discussed below under “Liquidity and Capital Resources” partially offset by new financings for our ice strengthened multi-purpose, capsize bulk carrier, handymax bulk carrier, and UOS vessels in 2012. The decrease in our indebtedness resulted in lower interest expense for the three months ended March 31, 2013.

    Derivative Gain decreased from $149,000 in the first quarter of 2012 to $77,000 in the first quarter of 2013. These gains represent the market adjustment associated with the ineffective portion of a fixed interest rate swap and the termination of interest rate swaps contracts due to early debt retirements. For additional information see Note 13.

    Other income from vessel financing decreased from $622,000 to $555,000 in the first quarters of 2012 and 2013, respectively, driven by a lower principal balance upon which interest is earned on a note receivable issued to us in connection with our sale of two vessels to an Indonesian company in the third quarter of 2009.

    Foreign Exchange Gain of $3.2 million in the first quarter of 2013 is associated with the Yen-denominated financing of our International flag PCTC vessel. The exchange gain was attributable to a change in the exchange rate of 86.74 Yen to 1 USD at December 31, 2012 compared to 94.22 Yen to 1 USD at March 31, 2013.

Income Taxes

We recorded a tax provision of $35,000 on our $2.0 million of income before taxes and equity in net income of unconsolidated entities for the three months ended March 31, 2013.  For the first three months of 2012 our income tax provision was $168,000 on our $8.2 million of income before taxes and equity in net income of unconsolidated entities. These provision amounts represent tax on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime and foreign tax withholdings.  We established a valuation allowance against deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on an annual basis. For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2012, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in net (loss) from unconsolidated entities, net of taxes, increased from a loss of $70,000 in the first quarter of 2012 to a loss of $270,000 in the first quarter of 2013, driven primarily by the results of Oslo Bulk Holding PTE LTD including fees related to our four newly acquired 25% owned mini-bulkers.  See Note 6 for additional information.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included in Item 1 of Part I of this report.

Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $12.0 million at December 31, 2012, to $15 million at March 31, 2013. This $3 million increase in working capital is a result of approximately $23.4 million of net proceeds from the issuance of Preferred Stock plus first quarter 2013 operating cash flows and from $11.8 million we received in prepaid charter hire revenues in exchange for reduced charter hire rates of the time charter relating to our conveyor-equipped self-unloading Coal Carrier. This was partially offset by early repayment on our line of credit of $12.0 million, early repayment of debt and capital investments to reactivate a laid up tug-barge unit. Cash and cash equivalents increased during the first three months of 2013 by $10.9 million to a total of $30.8 million at March 31, 2013. The increase in cash and cash equivalents was a result of cash provided by operating activities of $12.5 million and financing activities of $2.8 million, which was partially offset by cash used in investing activities of $4.4 million.  Total current liabilities of $84.9 million as of March 31, 2013 included $25.7 million of current maturities of long-term debt.

Net cash provided by operating activities for the first quarter of 2013 was $12.5 million after adjusting net income of $1.7 million upward for non-cash items such as depreciation and amortization and non-cash stock based compensation, which were partially offset by a non-cash foreign exchange gain of $3.2 million and various other items specified in our consolidated statements of cash flows.

Net cash used in investing activities of $4.4 million consisted of $3.6 million of capital expenditures and $2.5 million of expenses related to our final settlement of our acquisition of United Ocean Services, LLC, which were partially offset by $558,000 of principal payments received under direct financing leases and $1.1 million from cash received on note receivables.

Further detail of the $3.6 million of capital improvements to vessels and other assets, including how we funded such improvements, are presented in the table below:
Capital Improvements to Vessels, Property and Other Equipment
(Amounts in thousands)	Improvements funded through:
	Working	Debt
Vessel	Capital	Financing	Total
Construction in Progress*	$ 3,522	-	$ 3,522
Other	89	-	89
$ 3,611

* Primarily related to costs associated with re-activating one of our tug-barge units.

Net cash provided by financing activities of $2.8 million included approximately $23.4 million of net proceeds from the issuance of Preferred Stock and $17.0 million of debt, which was largely offset by $6.4 million of regularly scheduled debt payments, $29.0 million of payments to reduce our line of credit indebtedness and $1.8 million of common stock dividend payments.

Of our $30.0 million unsecured revolving line of credit which expires July 2014, $26.3 million was drawn as of March 31, 2013 with the remaining balance of $3.7 million used to secure letters of credit.

We have filed with the Securities and Exchange Commission a $200 million universal shelf registration statement, which expires in October, 2013. We believe this registration statement, which we used in connection with our February 2013 preferred stock issuance, provides us with flexibility to access the public equity and debt markets.

Debt and Lease Obligations

As of March 31, 2013, we held six vessels under operating contracts, seven vessels under bareboat charter or lease agreements and three vessels under time charter agreements.  The types of vessels held under these agreements include (i) a Molten Sulphur Carrier and an Integrated Tug and Barge unit operating in our Jones Act segment, (ii) three Pure Car Truck Carriers that operate under our PCTC segment, (iii) two Handysize Bulk Carriers that operate in our Dry Bulk Carriers segment, and (iv) three Multi Purpose vessels, a Tanker and five Container vessels, all of which operate in our Specialty Contracts segment.  We also conduct certain of our operations from leased office facilities.

Our operating lease agreements have early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances.  The lease agreements impose defined minimum working capital and net worth requirements, and prohibits us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.

On February 22, 2012, we completed a sale and leaseback transaction with a financial institution of our 2007-built PCTC.  The sale generated proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a ten year lease agreement with early buyout options that we can exercise in 2017 and 2019 under certain specified circumstances.  The sale resulted in a gain of $14.9 million, which we recorded as a deferred gain on the balance sheet and will recognize as income over the length of the lease.

In March of 2012 we sold two of our PCTC’s.  This transaction generated total proceeds of $73.9 million, and resulted in a gain of $3.8 million. These proceeds were used to pay down approximately $36.1 million of debt.

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

On November 27, 2012 we sold a 1998-built PCTC to CapitalSource Bank for approximately $31 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2017.  This lease is classified as an operating lease, with the $11.7 million gain on this sale-leaseback being deferred and recognized over the term of the lease.

We used the net proceeds of approximately $63 million from the November 27, 2012 transactions to finance a portion of the purchase price for our acquisition of U.S. United Ocean Services, LLC, which was completed on November 30, 2012.

    On December 27, 2012, we sold a 1999-built PCTC to BB&T Equipment Finance for $32 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2015 or in 2018.  This lease is classified as an operating lease.

We also conduct certain of our operations from leased office facilities.  Refer to our 2012 annual report on Form 10-K for the year ended December 31, 2012 for a schedule of our contractual obligations under operating leases.

Substantially all of our credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital and interest expense coverage and a maximum amount of debt leverage. For more information, see “Risk Factors” in Item 1A of Part II of this report.

As of March 31, 2013, we were in compliance with all financial covenants related to our debt obligations, and we believe that we will continue to meet such covenants in the near future. The following table represents the actual and required covenant amounts for the three months ending March 31, 2013:

	Actual	Required
Net Worth (thousands of dollars) (1)	$283,456	$276,004
Working Capital (thousands of dollars) (2)	$14,999	$1
Interest Expense Coverage Ratio (minimum) (3)	6.90	2.50
Leverage Ratio - EBITDA (maximum) (4)	3.50	4.25
EBITDAR to Fixed Charges (minimum) (5)	1.32	1.10
Total Indebtedness Leverage Ratio – EBITDAR (maximum) (6)	3.53	4.75

1.	Defined as total assets (less Goodwill) minus total liabilities.
2.	Defined as total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between consolidated indebtedness to consolidated EBITDA.
5.	Defined as the ratio between Fixed Charges to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”).
6.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances, we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations.  To the extent we are required to seek additional capital, our efforts could be hampered by continuing uncertainties in the credit markets. We presently have interest rate swaps on 23% of our long-term debt.  We have debt of $19.6 million due during 2013, $25.7 million due in 2014, $56.7 million due in 2015 (which includes pay-back of our line of credit), $23.1 million due in 2016 and $91.0 million due in 2017 and thereafter.

Cash Dividend Payments

The payment of dividends to common stockholders and preferred stockholders are at the discretion of our Board of Directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash common stock dividend program beginning in the fourth quarter of 2008. Since then, the Board of Directors has declared a cash common stock dividend each quarter.

 On April 10, 2013, the Board of Directors declared a dividend of $1.79 per share, representing a pro-rata payment for the partial Dividend Period from February 21, 2013, to April 29, 2013, on our 9.5% Series A Cumulative Redeemable Perpetual Preferred Stock. The dividend was paid on April 30, 2013 to preferred shareholders as of record on April 29, 2013.  On April 24, 2013, the Board of Directors declared a dividend of $0.25 per share of common stock to stockholders of record as of May 16, 2013, which is payable on June 3, 2013.

Environmental Issues

Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $250,000 for each incident. Certain international maritime organizations have proposed various regulations relating to maritime fuel, emissions and ballast water that could in the aggregate increase our operating costs.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standard Board (“FASB”) issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" to amend Accounting Standards Codification Topic 210, "Balance Sheet".  The amendment is to clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim and annual periods thereafter.  The adoption of ASU 2013-01 did not have a material effect on our operating results or financial position, and we have applied these new requirements in the first quarter of 2013.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" to amend Accounting Standards Codification Topic 220, "Comprehensive Income".  The amendment requires an entity to provide information about the amounts reclassified out of other comprehensive income by component. Entities are also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under US GAAP that provide additional details about those amounts ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a material effect on our operating results or financial position, and we have applied these new requirements in the first quarter of 2013.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the Emerging Issues Task Force)”, to amend Accounting Standards Codification Topic 405, “Liabilities”.  This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. ASU 2013-04 is effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. We will evaluate the adoption of this standard.

In March 2013, the FASB issued ASU 2013-05,“Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to amend Accounting Standards Codification Topic 830, “ Foreign Currency Matters”.  The objective of the amendments in this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic  830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.  ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We will evaluate the adoption of this standard.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at March 31, 2013 approximated its carrying value due to the short-term duration of the underlying securities.  The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.

We estimate the fair value of our variable rate long-term debt at March 31, 2013, including current maturities, to equal the carrying value of $216.0 million due to the variable rate nature of the debt as well as to the underlying value of the collateral.

We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on our balance sheet.  Currently, each of our USD-denominated interest rate swaps is accounted for as an effective cash flow hedge. Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss).  We also have a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $55,543,763 (based on a Yen to USD exchange rate of 94.22 as of March 31, 2013).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $77,000 gain for the quarter ended March 31, 2013 and this amount was reflected in earnings.  We currently have three open interest rate swap agreements with commercial banks.  For each of these agreements, we are the fixed rate payor and the commercial bank is the floating rate payor.

The fair value of these agreements at March 31, 2013, which is estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, is a liability of $6.2 million.  A hypothetical 10% decrease in interest rates as of March 31, 2013, would have resulted in a liability of $6.9 million.

Commodity Price Risk.  As of March 31, 2013, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry and Jones Act segments.  We have fuel surcharges and escalation adjustments in place for both of these segments, which we believe mitigates the price risk for those services during 2013. We estimate that a 20% increase in the average price of fuel for the period January 1, 2013 through March 31, 2013 would have resulted in an increase of approximately $269,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.04 in our basic earnings per share based on the shares of our common stock outstanding as of March 31, 2013.  The additional fuel costs assume no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates.  Our charterers in the PCTC’s, Dry Bulk Carriers and Specialty Contracts segments are responsible for purchasing vessel fuel requirements under governing time charters; thus, our fuel price risk is limited to any voyage charters concluded within our Dry Bulk Carriers segment.

Foreign Exchange Rate Risk.  We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2011.  These contracts mature on various dates during 2013. The fair value of these contracts at March 31, 2013 is a liability of $104,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be a liability of $114,000.

On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a Newbuilding PCTC, which was completed and delivered in March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a variable-to-fixed Yen interest rate swap (the “Facility”) designed to set the interest at 2.065%.  In June 2009, we received notification that our lender would be exercising its option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000.  Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding principal balance of the Facility as of the end of each reporting period is to be revalued in terms of USD, with any adjustments in the principal amount of USD owed recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1 to 5 Yen increase or decrease on the exchange rate between the U.S. Dollar and Yen, which was $1 to Yen 94.22 at March 31, 2013, would impact our earnings by approximately $400,000 to $2.0 million for the reporting period.  While we believe that these fluctuations may smooth out over time, any particular reporting period could be materially impacted by these adjustments.  There was an 8.6% depreciation in the Yen to USD exchange rate at March 31, 2013 compared to December 31, 2012, resulting in a $3.2 million foreign exchange gain for the quarter ended March 31, 2013.  This amount is reported under Interest and Other on our Consolidated Statement of Income.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2013 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this quarterly report.  During the first three months of 2013, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has a civil claim filed against British Petroleum (“BP”) as a result of the settlement that BP and the Federal Government reached. Based on the guidelines and criteria of the settlement the Company’s claim is approximately $4.0 million. The Company can give no assurance, at this time, of being awarded all or any part of its claim.

ITEM 1A.  RISK FACTORS

We described in Item 1A of our annual report on Form 10-K for the year ended December 31, 2012 all known material risks as of the date of such report.  There are no material developments since the date of such report.

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
This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first three months of 2013:
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2013 – January 31, 2013	-	-	-	285,377
February 1, 2013 – February 28, 2013	-	-	-	285,377
March 1, 2013 – March 31, 2013	-	-	-	285,377

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

(10.2)
$30,000,000 Revolving Loan to the Registrant and seven of its subsidiaries by Regions Bank dated March 7, 2008, as amended by instruments dated March 3, 2009, August 13, 2009, March 31, 2010, March 31, 2011, July 18, 2011 and March 31, 2012.

(10.3)
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

(10.5)
International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.6)
Form of Incentive Agreement for Restricted Stock Units granted May 7, 2012 (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form Current Report on Form 8-K dated May 7, 2012 and incorporated herein by reference)

(10.7)	Form of Incentive Agreement dated April 23, 2013 under the International Shipholding Corporation 2011 Stock Incentive Plan.*
(10.8)	Amendment, dated April 23, 2013, to a Form of Incentive Agreement dated May 7, 2012 under the International Shipholding Corporation 2011 Stock Incentive Plan. *
(10.9)
Change of Control Agreement, by and between the Registrant and Niels M. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.10)
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

Date:   May 3, 2013