Form 10-Q
period 2013-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 2013-08-06
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Common stock, $1 par value. . . . . . . . 7,248,350 shares outstanding as of June 30, 2013

In this report, the terms “we,” “us,” “our”, “ISH” and the “Company” refer to International Shipholding Corporation and its subsidiaries.  In addition, the term “COA” means a Contract of Affreightment, the term “MPS” means the maritime prepositioning ship program of the U.S. Navy, the term “MSC” means the U.S. Navy’s Military Sealift Command, the term “Notes” means the Notes to our Condensed Consolidated Financial Statements contained elsewhere in this report, the term “PCTC” means a Pure Car Truck Carrier vessel, the term “RO/RO” means a Roll-On/Roll-Off vessel, the term “SEC” means the U.S. Securities and Exchange Commission, and the term “UOS” means U.S. United Ocean Services, LLC, which we acquired on November 30, 2012.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$74,897	$60,320	$156,021	$125,524

Operating Expenses:
Voyage Expenses	61,508	47,026	131,099	97,852
Vessel Depreciation	5,804	5,723	11,575	12,080
Other Depreciation	11	-	34	-
Administrative and General Expenses	6,170	4,720	11,603	10,228
Gain on Sale of Other Assets	-	(667)	-	(4,466)

Total Operating Expenses	73,493	56,802	154,311	115,694

Operating Income	1,404	3,518	1,710	9,830

Interest and Other:
Interest Expense	2,077	2,281	4,278	5,008
Derivative (Gain)/Loss	(205)	117	(282)	(32)
Gain on Sale of Investment	-	(24)	-	(66)
Other Income from Vessel Financing	(539)	(605)	(1,094)	(1,227)
Investment Income	(42)	(146)	(82)	(274)
Foreign Exchange (Gain) /Loss	(1,836)	1,734	(5,017)	(1,914)
	(545)	3,357	(2,197)	1,495

Income Before Provision for Income Taxes and
Equity in Net (Loss)/Income of Unconsolidated Entities	1,949	161	3,907	8,335

Provision for Income Taxes:
Current	15	108	50	276
Equity in Net (Loss)/Income of Unconsolidated
Entities (Net of Applicable Taxes)	(75)	651	(345)	581

Net Income	$1,859	$704	$3,512	$8,640

Preferred Stock Dividends	594	-	845	-

Net Income Available to Common Stockholders	$1,265	$704	$2,667	$8,640

Basic and Diluted Earnings Per Common Share:

Basic Earnings Per Common Share:	$0.17	$0.10	$0.37	$1.20

Diluted Earnings Per Common Share:	$0.17	$0.10	$0.37	$1.20

Weighted Average Shares of Common Stock Outstanding:
Basic	7,239,780	7,203,860	7,226,415	7,187,236
Diluted	7,263,206	7,234,505	7,248,377	7,202,559

Common Stock Dividends Per Share	$0.250	$0.250	$0.500	$0.500

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(All Amounts in Thousands Except Share Data)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Net Income	$1,859	$704	$3,512	$8,640

Other Comprehensive Income:
Unrealized Foreign Currency Translation Gain (Loss)	206	(170)	246	(79)
Unrealized Holding Gain on Marketable Securities	-	37	-	188
Change in Fair Value of Derivatives	962	(1,127)	1,509	70
Change in Funding Status of Defined Benefit Plan	310	260	621	519

Comprehensive Income (Loss)	$3,337	$(296)	$5,888	$9,338

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Shares)
(Unaudited)

	June 30,	December 31,
ASSETS	2013	2012

Cash and Cash Equivalents	$22,386	$19,868
Restricted Cash	17,825	8,000
Accounts Receivable, Net of Allowance for Doubtful Accounts	32,289	32,891
Of $88 and $100 in 2013 and 2012, Respectively
Net Investment in Direct Financing Leases	-	3,540
Other Current Assets	7,055	8,392
Notes Receivable	4,248	4,383
Material and Supplies Inventory	9,986	11,847
Total Current Assets	93,789	88,921

Investment in Unconsolidated Entities	13,358	12,676

Net Investment in Direct Financing Leases	-	13,461

Vessels, Property, and Other Equipment, at Cost:
Vessels	546,691	525,172
Building	1,211	1,211
Land	623	623
Leasehold Improvements	26,348	26,348
Construction in Progress	2,842	10
Furniture and Equipment	11,564	11,614
	589,279	564,978
Less - Accumulated Depreciation	(163,976)	(151,318)
	425,303	413,660

Other Assets:
Deferred Charges, Net of Accumulated Amortization	25,907	19,892
Of $15,060 and $15,821 in 2013 and 2012, Respectively
Intangible Assets, Net of Accumulated Amortization	42,636	45,784
Due from Related Parties	1,717	1,709
Notes Receivable	29,522	33,381
Goodwill	2,771	2,700
Other	6,334	5,509
	108,887	108,975

TOTAL ASSETS	$641,337	$637,693

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts in Thousands Except Shares)
(Unaudited)

	June 30,	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$25,549	$26,040
Accounts Payable and Accrued Liabilities	52,743	50,896
Total Current Liabilities	78,292	76,936

Long-Term Debt, Less Current Maturities	187,225	211,590

Other Long-Term Liabilities:
Lease Incentive Obligation	5,774	6,150
Other	82,152	80,718

TOTAL LIABILITIES	353,443	375,394

Stockholders' Equity:
Preferred Stock, $1.00 Par Value, 9.50% Series A Cumulative Perpetual Preferred Stock,	250	-
650,000 Shares Authorized, 250,000 Shares Issued and Outstanding at June 30, 2013
Common Stock, $1.00 Par Value, 20,000,000 Shares Authorized,	8,652	8,632
7,248,350 and 7,203,935 Shares Outstanding at
June 30, 2013 and December 31, 2012, Respectively
Additional Paid-In Capital	109,919	86,362
Retained Earnings	217,046	217,654
Treasury Stock, 1,388,066 Shares at June 30, 2013 and December 31, 2012, Respectively	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(22,570)	(24,946)
TOTAL STOCKHOLDERS' EQUITY	287,894	262,299

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$641,337	$637,693

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)
(Unaudited)
	Six Months Ended June 30,
	2013	2012

Cash Flows from Operating Activities:
Net Income	$3,512	$8,640
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	11,899	12,357
Amortization of Deferred Charges	4,239	3,926
Amortization of Intangible Assets	3,148	1,288
Non-Cash Share Based Compensation	721	544
Equity in Net Loss (Income) of Unconsolidated Entities	345	(581)
Gain on Sale of Assets	-	(4,466)
Gain on Sale of Investments	-	(66)
Gain on Foreign Currency Exchange	(5,017)	(1,914)
Changes in:
Deferred Drydocking Charges	(6,584)	(7,623)
Accounts Receivable	(1,774)	277
Inventories and Other Current Assets	3,852	(624)
Other Assets	301	1,950
Accounts Payable and Accrued Liabilities	641	(594)
Other Long-Term Liabilities	4,511	(3,204)
Net Cash Provided by Operating Activities	19,794	9,910
Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	558	2,279
Capital Improvements to Vessels and Other Assets	(7,518)	(46,103)
Proceeds from Sale of Assets	-	130,315
Purchase of Marketable Securities	-	(5)
Proceeds from Sale of Marketable Securities	-	159
Investment in Unconsolidated Entities	(500)	(750)
Net Decrease/(Increase) in Restricted Cash Account	(9,825)	6,907
Acquisition of United Ocean Services, LLC	(2,475)	-
Proceeds from Note Receivables	3,657	2,507
Net Cash (Used In) Provided by Investing Activities	(16,103)	95,309
Cash Flows from Financing Activities:
Issuance of Preferred Stock	23,480	-
Proceeds from Issuance of Debt	22,000	41,175
Repayment of Debt	(41,840)	(141,559)
Additions to Deferred Financing Charges	(693)	(264)
Dividends Paid	(4,120)	(4,805)
Net Cash Used In Financing Activities	(1,173)	(105,453)

Net Increase (Decrease) in Cash and Cash Equivalents	2,518	(234)
Cash and Cash Equivalents at Beginning of Period	19,868	21,437

Cash and Cash Equivalents at End of Period	$22,386	$21,203

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
Revenues and expenses relating to our special purpose RO/RO vessels and our molten-sulphur carrier’s voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  Based on our prior experience, we believe there is not a material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other vessels’ voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.
We have eliminated all significant intercompany balances, accounts and transactions in consolidation.

Note 2. Acquisitions
U.S. United Ocean Services, LLC Acquisition

On November 30, 2012, (“the acquisition date”) we acquired 100% of the membership interests of U.S. United Ocean Services, LLC (“UOS”). The total consideration of approximately $114.7 million consisted of a $112.2 million cash payment and a post-closing settlement payment of about $2.5 million in first quarter of 2013. In fourth quarter of 2012 acquisition expenses of approximately $1.8 million related to legal, consulting, and valuation fees were reflected in our statements of income as “Administrative and General Expenses”.

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

The following is a tabular summary of the amounts recognized for assets acquired and liabilities assumed as of the six months ending June 30, 2013:

Description	Amount Recognized as of Acquisition Date (Dollars in Thousands)
Working Capital including Cash Acquired	$8,511
Inventory	6,510
Property, Plant, & Equipment	60,037
Identifiable Intangible Assets	45,131
Total Assets Acquired	120,189
Misc. Payables & Accrued Expenses	(5,470)
Other Long Term Liability	(1,945)
Total Liabilities Assumed	(7,415)
Net Assets Acquired	112,774
Total Consideration Transferred	(114,717)
Goodwill*	$1,943

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

    The pro forma combined financial statements do not include the realization of any cost savings from anticipated operating efficiencies, synergies, or other restructuring activities which might result from the acquisition. The following table sets forth the pro forma revenues, net earnings attributable to ISH, basic net earnings per share and fully diluted net earnings per share attributable to ISH common stockholders for the six months ended June 30, 2012, (unaudited and in thousands, except share amounts):

	Three Months Ended	Six Months Ended
	June, 2012	June, 2012
	Pro Forma	Pro Forma
Revenues	$82,270	$164,540
Net earnings attributable to ISH	$7,691	$15,383
Net earnings per share attributable to ISH common stockholders:
Basic	$1.07	$2.14
Diluted	$1.07	$2.14
Weighted average shares of common stock outstanding
Basic	7,203,860	7,187,236
Diluted	7,234,505	7,202,559

Frascati Shops, Inc. and Tower, LLC Acquisition

On August 6, 2012, (“the acquisition date”) we acquired the common stock and membership interest of Frascati Shops, Inc. (“FSI”) and Tower LLC, (“Tower”), respectively. The total consideration of approximately $4.5 million consisted of a $623,000 cash payment, the assumption of $3.5 million in debt, which was repaid in full in 2012 and $383,000 in miscellaneous payables. In third quarter of 2012 acquisition expenses of approximately $40,000 related to legal fees incurred in due diligence were reflected in our statements of income as “Administrative and General Expenses”. FSI and Tower own and operate a certified rail-car repair facility near the port of Mobile, Alabama. The pro forma effect of this acquisition was not material.

The following is a tabular summary of the amounts recognized for assets acquired and liabilities assumed as of six months ending June 30, 2013:

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
In the first quarter of 2013, after a third party review,  management made the decision to extend the life of two foreign flag special purpose RO/RO vessels operating in our Rail Ferry segment. This decision was based on ongoing maintenance, including steel work that will allow the vessels to operate until 2025.  The change in the life of the vessels will result in reducing our depreciation expense on these two vessels by approximately $1.1 million annually. This adjustment increased both our pre-tax and net income by $540,466, or $0.07 per share, for the six months ended June 30, 2013. In addition, we extended the economic life of both the Mobile, Alabama and Coatzacoalcos, Mexico rail terminals’ leasehold improvements due to contractual extensions of the term of the rail terminal operating agreement.  The amortization periods were extended on both terminal leasehold improvements for five years. The impact of these extensions to our pre-tax and net income was $537,661, or $0.07 per share for the six months ended June 30, 2013.

Note 4. Out of Period Adjustment
In July of 2011, Oslo Bulk AS (“Oslo”), an entity in which we hold a 25% equity interest and account for under the equity method, entered into an interest rate swap to reduce its exposure to variable interest rates on its outstanding debt.  We incorrectly accounted for the derivative by reporting our 25% share of the change in fair value of the derivative in the statement of operations under the caption “Equity in Net (Loss) Income of Unconsolidated Entities” from inception of the swap to December 31, 2011, rather than accounting for the change in fair value as a component of comprehensive income.  The change in fair value recorded in the third and fourth quarters of 2011 resulted in an aggregate loss of approximately $674,000.  As a result of this error, we recorded an out of period (“OOP”) adjustment during the three months ended June 30, 2012 to correct the $674,000 aggregate loss that was previously recorded in 2011, and $42,000 that was previously recorded in the first quarter of 2012.  The correction of these amounts was recorded in "Other Comprehensive Income".  We also recorded a $324,000 negative OOP adjustment related to net charter revenues that were not previously recorded on a straight-line basis in prior periods from 1999 to 2011, and a $239,000 positive OOP adjustment related to the termination of a lease on one of our PCTC vessels in the third quarter of 2011.  The net impact of these OOP adjustments was a $85,000 decrease to pre-tax income and a $631,000 increase to net income. We evaluated the impact of the OOP adjustments on the results of our previously issued financial statements for each of the periods affected and concluded that the impact was not material.    We also evaluated the impact of correcting the cumulative effect of the OOP adjustments in 2012 and concluded that the impact was not material to our actual results for 2012.  Accordingly, a net adjustment of $631,000 was recorded to correct the OOP errors in the three month period ended June 30, 2012.

Note 5.  Operating Segments
Following our acquisition of UOS in late 2012, we internally restructured our business reporting to replace our prior operating segments (listed below) with the following new segments.  We believe this reorganization has better aligned our segment disclosures with the information now reviewed by our chief operating decision maker and believe it has improved the transparency with which we communicate our financial results to our investors.  All prior period data for each of our segments has been restated based on this new segmentation methodology.

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

    The following table presents information about segment profit and loss for the three months ended June 30, 2013 and 2012:

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2013
Fixed Revenue	$27,725	$16,804	$665	$-	$5,835	$-	$51,029
Variable Revenue	-	8,286	4,188	9,523	1,671	200	23,868
Total Revenues from External Customers	$27,725	$25,090	$4,853	$9,523	$7,506	$200	$74,897
Intersegment Revenues (Eliminated)						(5,519)	(5,519)
Intersegment Expenses Eliminated	-	-	-	-	-	5,519	5,519
Voyage Expenses	22,204	20,453	4,473	7,762	6,539	77	61,508
Loss of Unconsolidated Entities			7	68			75
Gross Voyage Profit	5,521	4,637	373	1,693	967	123	13,314

Gross Voyage Profit Percentage	20%	18%	8%	18%	13%	62%	18%
Vessel and Other Depreciation	1,156	2,093	1,638	410	518	-	5,815
Gross Profit (Loss)	4,365	2,544	(1,265)	1,283	449	123	7,499

Interest Expense	320	579	796	154	124	104	2,077
Segment Profit (Loss)	$4,045	$1,965	$(2,061)	$1,129	$325	$19	$5,422
2012
Fixed Revenue	$5,522	$16,684	$2,431	$-	$8,794	$-	$33,431
Variable Revenue	726	12,309	4,160	9,396	-	298	26,889
Revenues from External Customers	$6,248	$28,993	$6,591	$9,396	$8,794	$298	$60,320
Intersegment Revenues (Eliminated)						(5,250)	(5,250)
Intersegment Expenses Eliminated	-	-	-	-	-	5,250	5,250
Voyage Expenses	5,094	22,222	4,294	7,948	7,438	30	47,026
Income of Unconsolidated Entities			(618)	(33)			(651)
Gross Voyage Profit	1,154	6,771	2,915	1,481	1,356	268	13,945

Gross Voyage Profit Percentage	18%	23%	44%	16%	15%	90%	23%
Vessel and Other Depreciation	305	2,612	1,575	701	520	10	5,723
Gross Profit	849	4,159	1,340	780	836	258	8,222

Interest Expense	296	782	819	161	125	98	2,281
Segment Profit	$553	$3,377	$521	$619	$711	$160	$5,941

The following table presents information about segment profit and loss for six months ended June 30, 2013 and 2012:

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2013
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2013
Fixed Revenue	$59,579	$33,757	$1,538	$-	$12,667	$-	$107,541
Variable Revenue		19,207	7,549	18,697	2,526	501	48,480
Total Revenue from External Customers	$59,579	$52,964	$9,087	$18,697	$15,193	$501	$156,021
Intersegment Revenues (Eliminated)						(11,038)	(11,038)
Intersegment Expenses Eliminated	-	-	-	-	-	11,038	11,038
Voyage Expenses	47,694	43,926	9,674	15,482	14,037	286	131,099
Loss of Unconsolidated Entities			338	7			345
Gross Voyage Profit (Loss)	11,885	9,038	(925)	3,208	1,156	215	24,577

Gross Voyage Profit Percentage	20%	17%	-10%	17%	8%	43%	16%
Vessel and Other Depreciation	2,263	4,132	3,276	905	1,033	-	11,609
Gross Profit (Loss)	9,622	4,906	(4,201)	2,303	123	215	12,968

Interest Expense	661	1,196	1,631	317	256	217	4,278
Segment Profit (Loss)	$8,961	$3,710	$(5,832)	$1,986	$(133)	$(2)	$8,690
2012
Fixed Revenue	$12,553	$35,503	$4,869	$-	$20,089	$-	$73,014
Variable Revenue		26,093	7,233	18,597		587	52,510
Total Revenue from External Customers	$12,553	$61,596	$12,102	$18,597	$20,089	$587	$125,524
Intersegment Revenues (Eliminated)						(10,311)	(10,311)
Intersegment Expenses Eliminated	-	-	-	-	-	10,311	10,311
Voyage Expenses	12,010	46,231	8,561	16,388	14,720	(58)	97,852
(Income) Loss of Unconsolidated Entities			(660)	79			(581)
Gross Voyage Profit	543	15,365	4,201	2,130	5,369	645	28,253

Gross Voyage Profit Percentage	4%	25%	35%	11%	27%	110%	23%
Vessel and Other Depreciation	610	6,088	2,937	1,399	1,033	13	12,080
Gross (Loss) Profit	(67)	9,277	1,264	731	4,336	632	16,173

Interest Expense	347	1,847	1,907	382	295	230	5,008
Segment (Loss) Profit	$(414)	$7,430	$(643)	$349	$4,041	$402	$11,165

    The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Profit or Loss:	2013	2012	2013	2012
Total Profit for Reportable Segments	$5,422	$5,941	$8,690	$11,165
Unallocated Amounts:
Administrative and General Expenses	(6,170)	(4,720)	(11,603)	(10,228)
Gain on Sale of Other Assets	-	667	-	4,466
Ineffective Portion on Derivative Instrument	205	(117)	282	32
Gain on Sale of Investment	-	24	-	66
Other Income from Vessel Financing	539	605	1,094	1,227
Investment Income	42	146	82	274
Foreign Exchange Gain/(Loss)	1,836	(1,734)	5,017	1,914
(Provisions) for Income Taxes	(15)	(108)	(50)	(276)

Net Income	$1,859	$704	$3,512	$8,640

Note 6.  Gain on Sale of Other Assets
In March 2012, we sold two of our Pure Car Truck Carriers (“PCTC”).  We received total gross proceeds of $73.9 million and realized a gain of $3.8 million. These proceeds were partially used to pay down approximately $36.1 million of debt.

In the second quarter of 2012 we also included under this line item in our condensed consolidated statements of operation the recognition of deferred gains of approximately $239,000 and $430,000 related to the purchase of one of our PCTC vessels and one molten-sulphur carrier, respectively.  See Note 4 (Out of Period Adjustments) for details related to the gain on the purchase of the PCTC vessel.  Details of the gain on the purchase of the molten-sulphur carrier and its future sale are disclosed in Note 11 (Sale and Leaseback Transactions).  Both vessels were purchased as a result of early buy-outs of lease agreements.

Note 7.  Unconsolidated Entities
The following table summarizes our equity in net (loss)/income of unconsolidated entities for the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Amounts in thousands)
Oslo Bulk, AS	$(137)	$618	$(97)	$899
Oslo Bulk Holding Pte, Ltd (formerly Tony Bulkers)	132	-	(240)	(239)
Other	(70)	33	(8)	(79)
Total Equity in Net (Loss)/Income of Unconsolidated Entities	$(75)	$651	$(345)	$581

These investments have been accounted for under the equity method and our portion of their earnings or losses is presented net of any applicable taxes on our condensed consolidated statements of income under the caption: "Equity in Net (Loss) Income of Unconsolidated Entities.”

Note 8. Income Taxes

We recorded a tax provision of $50,000 on our $3.9 million of income before taxes and equity in net loss of unconsolidated entities for the six months ended June 30, 2013.  For the first six months of 2012 our income tax provision was $276,000 on our $8.3 million of income before taxes and equity in net loss of unconsolidated entities. These provision amounts represent tax on our qualifying U.S. flag vessels operating in International Trade, which continue to be taxed under the “tonnage tax” provisions, rather than the normal U.S. corporate income tax provisions, our Jones Act segment as well as state income taxes paid, and foreign income tax withholdings or refunds.

We established a valuation allowance against deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We have evaluated, and will continue to evaluate, the need for a valuation allowance on an annual basis, particularly in light of the favorable impact of our 2012 acquisition of UOS.  Later this year, we intend to re-assess our $9.8 million valuation allowance.  When management determines that the deferred income tax assets are realizable, we will reverse the valuation allowance in that period.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2012, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Note 9.  Earnings Per Share
We compute basic earnings per share based on the weighted average number of common shares outstanding during the relevant periods.  Diluted earnings per share also reflect dilutive potential common shares, including shares issuable under restricted stock units using the treasury stock method.

The calculation of basic and diluted earnings per share is as follows (Amounts in thousands except share data):
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Net Income	$1,859	$704	$3,512	$8,640
Preferred Stock Dividends	(594)	-	(845)	-
Net Income Available to Common Stockholders - Basic:	$1,265	$704	$2,667	$8,640

Net Income Available to Common Stockholders - Diluted:	$1,265	$704	$2,667	$8,640

Denominator
Weighted Average Shares of Common Stock
Outstanding:
Basic	7,239,780	7,203,860	7,226,415	7,187,236
Plus:
Effect of dilutive restrictive stock	23,426	30,645	21,962	15,323
Diluted	7,263,206	7,234,505	7,248,377	7,202,559

Basic Earnings Per Common Share:
Net Income per share – Basic	$0.17	$.10	$0.37	$1.20

Net Income per share - Diluted:	$0.17	$.10	$0.37	$1.20

(1)	The Company’s service-based awards of 2,195 shares were anti-dilutive and not included in the total dilutive shares.

Note 10. Inventory
Spare parts and warehouse inventories are stated at the lower of cost or market based on the first-in, first-out method of accounting. Fuel inventory is based on the average inventory method of accounting. As of June 30, 2013 and December 31, 2012, our inventory balances were approximately $10.0 million and $11.8 million, respectively. Our inventory consists of three major classes, the break out of which is included in the following table:

(All amounts in thousands)	June 30,	December 31,
Inventory Classes	2013	2012
Spares Inventory	$3,490	$3,652
Fuel Inventory	3,413	4,633
Warehouse Inventory	3,082	3,562
	$9,985	$11,847

Note 11. Leases
Direct Financing Leases
In 1999 we entered into a charter which qualified as a direct financing lease with an expiration date of May 2019.  We sold this PCTC with the contract expiring in 2019 to a third party in the first quarter of 2012.

In 2005, we entered into a charter which qualified as a direct financing lease with an expiration date of October 2015.  In the first quarter of 2013, an Addendum was executed to the Time Charter of one of our PCTC’s which, in part, extended the Time Charter for a further period of time.  Because this Addendum was substantive, we reassessed the Time Charter classification resulting in the Time Charter being reclassified from a direct financing lease to an operating lease. The book value of the asset as of  June 30, 2013 is $16.2 million and is now presented in the Vessel, Property, and Other Equipment, section of the balance sheet and is being depreciated over the estimated useful life of the vessel.

Sale and Leaseback Transactions
On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Bank Northwest, National Association, of our 2007-built PCTC.  The transaction generated gross proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a ten year lease agreement with early buyout options that can be exercised in 2017 and 2019.  This lease is classified as an operating lease, and the $14.9 million gain on the sale-leaseback is being deferred and recognized as income over the term of the lease.

On June 15, 2012, we exercised the early buy-out of the operating lease related to our molten-sulphur carrier. On November 27, 2012, we sold this vessel to BMO Harris Equipment Finance Company for approximately $32 million cash and commenced a seven-year lease agreement with an early buy-out option that can be exercised in 2017 under certain specified circumstances.  This lease is classified as an operating lease, and the $8.0 million gain on the sale-leaseback is being deferred and recognized over the term of the lease.

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

On December 27, 2012, we sold a 1999-built PCTC to BB&T Equipment Finance for $32 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2015 and again in 2018 under certain specified circumstances.  This lease is classified as an operating lease.

        We plan to continue to operate all of the aforementioned leased vessels under their respective time charters and contracts of affreightment.  A complete listing of our vessels can be found in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Covenants” section entitled “Fleet Statistics.”

Note 12. Goodwill and Other Intangible Assets
Our goodwill increased by $71,000 during the first quarter of 2013 due to the post-closing purchase price adjustment payments relating to our acquisitions of UOS and FSI.  The following table presents details of goodwill and other intangible assets as of June 30, 2013:
(all amounts in thousands)
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Life Intangibles
Goodwill		$2,771	$-	$2,771

Total Indefinite Life Intangibles		$2,771	$-	$2,771

Definite Life Intangibles

Trade names - FSI	240 months	$65	$(3)	$62
Trade names - UOS	96 months	1,805	(132)	1,673
Customer Relationships - FSI	240 months	425	(18)	407
Customer Relationships - UOS	96 months	30,928	(2,256)	28,672
Favorable Lease - UOS	13 months	1,071	(577)	494
Favorable Lease - UOS EBO		11,328	-	11,328
Favorable Charter - Dry Bulk	24 months	5,151	(5,151)	-

Total Definite Life Intangibles		$50,773	$(8,137)	$42,636

Amortization expense was $1.3 million and $643,875 for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, amortization expense was $3.1 million and $1.3 million, respectively.

Note 13. Fair Value Measurements

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2013, segregated by the above-described levels of valuation inputs:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Derivative assets	$-	$70	$-	$70
Derivative liabilities	$-	$(5,349)	$-	$(5,349)

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at June 30, 2013 and December 31, 2012.  We estimated the fair value of our variable rate long-term debt at June 30, 2013, including current maturities, to equal the carrying value due to the variable rate nature of the debt as well as to the underlying value of the collateral. Credit risk has also been considered and has been determined to not be a material factor.

Note 14.  Derivative Instruments

We use derivative instruments to manage certain foreign currency and interest rate risk exposures. We do not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of our derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay, breach of agreement, default under the specific agreement to which the hedge relates bankruptcy, misrepresentation and the occurrence of certain transactions.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which was $5.3 million in the aggregate for all of our contracts, with $342,000 of posted collateral as of June 30, 2013.  The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss, net of taxes, was $5.8 million as of June 30, 2013 and $7.4 million as of December 31, 2012.

The notional and fair value amounts of our derivative instruments as of June 30, 2013 were as follows (in thousands):

		Asset Derivatives		Liability Derivatives
		2013		2013
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
As of June 30, 2013	Amount	Location		Location

Interest Rate Swaps - L/T*	$63,060			Other Liabilities	($4,908)
Foreign Exchange Contacts	$600	Other Assets	$70
Foreign Exchange Contacts	$4,800			Current Liabilities	($441)
Total Derivatives designated as hedging instruments	$68,460	-	$70	-	($5,349)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $51,726,340 (based on a Yen to USD exchange rate of 99.15 as of June 30, 2013).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $205,000 gain for the quarter ended June 30, 2013 and this amount was reflected in earnings. The fair value balance as of June 30, 2013, includes a negative $722,503 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the six months ended June 30, 2013 was as follows:

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI to Income	Amount of Gain (Loss) Reclassified from AOCI to Income	Gain (Loss) Recognized in Income from Ineffective portion
As of June 30, 2013	2013		2013	2013
Interest Rate Swaps	$1,770	Interest Expense	($931)	$282
Foreign Exchange contracts	($261)	Other Revenues	($65)	$0
Total	$1,509	-	($996)	$282

Interest Rate Swap Agreements
We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on the balance sheet. Currently, each of our interest rate swaps is accounted for as an effective cash flow hedge.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income.

As of June 30, 2013, we had the following interest rate swap contracts outstanding:

Effective Date	Termination Date	Current Notional Amount	Swap Rate	Type
9/26/05	9/28/15	$ 5,666,667	4.41%	Variable-to-Fixed
9/26/05	9/28/15	$ 5,666,667	4.41%	Variable-to-Fixed
3/15/09	9/15/20	*$ 51,726,341	2.065%	Variable-to-Fixed
Total:		$ 63,059,675

*Notional amount converted from Yen at June 30, 2013 at a Yen to USD exchange rate of 99.15

Foreign Exchange Rate Risk

In May 2012, we entered into a foreign exchange contract to hedge certain firm foreign currency purchase commitments. The first was for Mexican Pesos for $700,000 U.S. Dollar equivalents at an exchange rate of 14.5700.  Our Mexican Peso foreign exchange contracts represent 50% of our projected Peso exposure. Our estimated monthly exposure is equivalent to approximately $200,000 in U. S. Dollar.

In December, 2012 we entered into two forward purchase Yen contracts which expires at the end of 2013. The first contract was for Japanese Yen for $1.5 million U.S. Dollar equivalents at an exchange rate of 85.27 which expires in September, 2013 and the second was for Japanese Yen for $1.5 million U.S. Dollar equivalents at an exchange rate of 85.16 which expires in December, 2013. Our Japanese Yen foreign exchange contract represents approximately 8.54% of our projected Yen exposure.

In January, 2013, we entered into a forward purchase Indonesian Rupiah contract which expires in 2013. The contract was for $3,300,000 U.S. Dollar equivalents at an exchange rate of 9910.  Our Indonesian Rupiah foreign exchange contract represents approximately 80% of our projected Rupiah exposure. Our estimated monthly exposure is equivalent to approximately $350,000 to $375,000 in U. S. Dollar.

The following table summarizes the notional current values as of June 30, 2013, of these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Amount Available in Dollars	Effective Date	Expiration Date
May 2012	Peso	$600	June 2013	December 2013
December 2012	Yen	$1,500	December 2012	September 2013
December 2012	Yen	$1,500	December 2012	December 2013
January 2013	Rupiah	$1,800	January 2013	December 2013
		$5,400

Note 15. Long-Term Debt
Long-term debt consisted of the following:
( in thousands)		Interest Rate			Total Principal Due
		June 30,	December 31,	Maturity	June 30,	December 31,
Description		2013	2012	Date	2013	2012
Secured:
Notes Payable – Variable Rate	1	2.02675%	2.0600%	2015	$ 11,333	$ 12,666
Notes Payable – Variable Rate		2.5482%	2.5590%	2017	12,503	13,436
Notes Payable – Variable Rate	2	2.6982%	2.7090%	2017	27,000	30,000
Notes Payable – Variable Rate		2.7800%	2.81-2.85%	2018	46,920	48,760
Notes Payable – Variable Rate	3	2.7730%	2.8090%	2018	17,179	18,896
Notes Payable – Variable Rate	3	2.7751%	2.8158%	2018	17,279	17,908
Notes Payable – Variable Rate		2.9450%	2.9810%	2018	14,200	15,620
Notes Payable – Variable Rate	4	1.80429%	1.8314%	2020	35,105	42,089
Unsecured Line of Credit	5	3.95000%	3.9597%	2014	31,255	38,255
					212,774	237,630
		Less Current Maturities			(25,549)	(26,040)
					$ 187,225	$ 211,590

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

3.
We entered into a variable rate financing agreement with ING Bank N.V., London branch on June 20, 2011 for a seven year facility to finance the acquisition of a Cape Size vessel and a Handymax Bulk Carrier Newbuilding, both of which we acquired a 100% interest in as a result of our acquisition of Dry Bulk.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches:  Tranche A, fully drawn on June 20, 2011 in the amount of $24.1 million, and Tranche B, providing up to $23.3 million of additional credit.  Under Tranche B, we drew $6.1 million in November 2011 and $12.7 million on January 24, 2012.

4.
We have an interest rate swap agreement in place to fix the interest rate on our variable rate note payable expiring in 2020 at 2.065%.  After applicable margin adjustments, the effective interest rate on this note payable is fixed at 3.715%.  The swap agreement is for the same term as the associated note payable.

5.
Effective November 28, 2012, our revolving credit facility was increased from $30 million to $42 million to provide additional funds for working capital purposes.  This revolver was considered fully drawn at December 31, 2012 and the $12 million increase was fully repaid in January 2013.  At the point of repayment, the revolving credit facility was reduced back to $30 million.  On June 28, 2013 our revolving facility was increased from $30 million to $35 million for working capital reasons. The amount drawn at June 30, 2013 was $31.0 million, with $3.7 million used as collateral for various letters of credit.   The expiration of this facility is September of 2014.  The net weighted average interest rate on all of our long-term debt after consideration of the effect of our interest rate swaps at June 30, 2013 and December 31, 2012 was 3.3275% and 3.2645%, respectively.

During the second quarter of 2013, we deposited $9.8 million in association with a covenant with the ING Bank N.V., London Branch for a minimum fair market value of these Dry Bulk Vessels to loan balance.  These covenants are scheduled to be re-evaluated in the fourth quarter of 2013.

Our debt agreements, among other things, impose defined minimum working capital and net worth requirements, impose leverage requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.  As of June 30, 2013, we met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios.

Certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We have consistently remained in compliance with this provision of these loan agreements.

Note 16. Preferred Stock
On February 21, 2013, we sold 250,000 shares of our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $1.00 par value per share, with a liquidation preference of $100.00 per share.

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the preferred stock are payable at a rate of 9.50% per annum per $100.00 liquidation preference per share, starting from the date of original issue, February 21, 2013.  Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30, beginning on April 30, 2013.  However, the dividends are payable only if declared by our board of directors and must come from funds legally available for dividend payments.  On April 10, 2013, the Board of Directors declared a dividend of $1.79 per share on our Series A Preferred Stock which was paid on April 30, 2013. As of June 30, 2013 we have no accumulated unpaid dividends for our Series A preferred stock.  On July 17, 2013 the Board of Directors declared a dividend of $2.375 per share which was paid on July 30, 2013.

Commencing on April 30, 2018, we may redeem, at our option, the Series A Preferred Shares, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date.  If at any time a “Change of Control” occurs, we will have the option to redeem the Series A Preferred Shares, in whole, within 120 days after the date of the Change of Control at the same cash redemption price.  The Series A Preferred Shares have no stated maturity, will not be subject to any sinking fund or other mandatory redemption, and will not be convertible into or exchangeable for any of our other securities.

    Holders of the Series A Preferred Shares generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series A Preferred Shares are in arrears for six or more consecutive or non-consecutive quarters, and under certain other limited circumstances.

Net proceeds from the issuance of the Series A Preferred Shares were $23.4 million, net of underwriter discounts and related costs totaling $1.6 million.

Note 17. Stockholders’ Equity

    A summary of the changes in Stockholders’ equity for the six months ended June 30, 2013 is as follows:

Stockholders'
(Amounts in thousands)	Equity
Balance December 31, 2012	$262,299
Net Income	3,512
Issuance of Preferred Stock	23,480
Common and Preferred Stock Dividends	(4,120)

Unrealized Foreign Currency Translation Gain	246
Net Change in Fair Value of Derivatives	1,509
Net Change in Funding Status of Defined Benefit Plan	621
Stock-based compensation expense (net of forfeited shares)	347

Balance June 30, 2013	$287,894

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the second quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2013– April 30, 2013	-	-	-	285,377
May 1, 2013 – May 31, 2013	-	-	-	285,377
June 1, 2013 – June 30, 2013	-	-	-	285,377

Dividend Payments
During the six months ended June 30, 2013, we paid cash dividends in respect of our common stock as follows:
(Amounts in Thousands Except per Share Data )			Total
		Per Share	Dividend
Record Date	Payment Date	Amount	Paid
February 19, 2013	March 4, 2013	$0.250	$1,803
April 23, 2013	April 29, 2013	1.000	5
May 7, 2013	May 8, 2013	1.000	29
May 16, 2013	June 3, 2013	0.250	1,812
			$3,649

During the six months ended June 30, 2013, we paid cash dividends in respect of our Series A Cumulative Perpetual Preferred Stock as follows:

(Amounts in Thousands Except per Share Data )			Total
		Per Share	Dividend
Record Date	Payment Date	Amount	Paid
April 29, 2013	April 30, 2013	$ 1.79	$ 448
$ 448

During second quarter of 2013, we paid an additional $23,488 in cash dividends related to unvested stock awards that accrued quarterly dividend payments.  Upon the vesting of these shares of restricted stock, these cash dividends were disbursed to the holders of those restricted shares.

Note 18.  Stock Based Compensation
On January 15, 2013 we granted stock to our independent directors described further below.

On May 7, 2012, we granted 65,500 restricted stock units payable in shares of our common stock, $1.00 par value per share, to ten key individuals.  The grants consisted of three tranches of restricted stock units (“RSUs”) – Time-Based RSUs, Absolute Performance-Based RSUs, and Relative Performance-Based RSUs.  If we attain certain performance targets, the 65,500 RSUs could have resulted in us issuing up to 81,188 shares of our stock.  As of June 30, 2013, 57,401 shares have been issued and we have a remaining 10,000 RSUs that have not been issued.  If we attain certain performance targets at the end of 2014, the 10,000 RSUs could result in us issuing up to 11,500 shares of our stock.

On April 23, 2013, the Compensation Committee of our Board of Directors granted 121,100 restricted stock units payable in shares of our common stock, $1.00 par value per share, to eleven key individuals.  The grants issued include 87,300 Time-Based RSUs, 16,901 Absolute Performance-Based RSUs, and 16,899 Relative Performance-Based RSUs. If we attain certain performance targets, the 121,100 RSUs could result in us issuing up to 134,475 shares of our stock.

    Our operating results, net income and net income before taxes for the periods set forth below include (i) the following amounts of compensation expense associated with the stock grants and RSUs and (ii) the related reductions in earnings per share:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

Stock-Based Compensation
Expense:
Stock Grants to Directors & Officers	$30,000	$214,000	$60,000	$544,000
RSUs Awards to Officers	$418,000	$184,000	$661,000	$184,000
Related Reduction in
Earnings Per Share 1	$(0.02)	$(0.06)	$(0.05)	$(0.11)

1 Same for basic and diluted earnings per share

Stock Awards
On January 15, 2013, our independent Directors received unrestricted stock awards of an aggregate of 6,708 shares from the 2011 Stock Incentive Plan (“the Plan”).  For the six months ended June 30, 2013, our net income reflected $60,000 of stock-based compensation expense charges, exclusive of expense related to the RSUs discussed below, which had no effect on either basic and diluted earnings per share.

A summary of the activity for stock awards during the six months ended June 30, 2013 is as follows:

	2013
	Shares	Weighted Average Fair Value Per Share
Non-vested – December 31, 2012	-	-
Unrestricted Shares Granted	6,708	$17.89
Shares Vested	(6,708)	$17.89
Shares Forfeited	-	-
Non-vested – June 30, 2013	-	-

Restricted Stock Units

For three months ended June 30, 2013 and 2012, our net income reflected $418,000 and $184,000, respectively, of RSU stock-based compensation expense charges.  For the six months ended June 30, 2013 and 2012, stock-based compensation expense related to RSUs was $661,000 and $184,000, respectively.

2012 Grants
Our Time-Based RSUs represent the right to receive one share of our common stock and will vest evenly over a three year period, except that the Time-Based RSUs for our top two executives will vest on the first anniversary of the grant date.

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

2013 Grants
Our Time-Based RSUs represent the right to receive one share of our common stock and will vest evenly over a three year period beginning in fiscal year 2014.  Each of our Absolute Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out based on our basic earnings per share for fiscal year 2013, with the actual number of shares of common stock received dependent on our level of achievement as measured against the performance level. The shares due under these RSUs will vest evenly over three years beginning in fiscal year 2014, except that the Absolute Performance-Based RSUs for our top four executives will vest in fiscal year 2014.

Each of our Relative Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out in shares of our common stock based on how our total stockholder return for the three-year period (or the one-year period, for our top four executives) beginning January 1, 2013 compares relative to the total stockholder return of the companies comprising the Russell 2000 index for the same period or periods. Any shares due under these RSUs will be paid out in the fiscal year following the end of the applicable performance period.

In all cases, vesting is contingent upon continued employment with the company. A summary of the activity for the restricted stock awards during the six months ended June 30, 2013 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Non-vested –December 31, 2012	65,500	$19.04
Additional Awards Granted	8,188	19.35
Awards Granted	121,100	17.37
Awards Vested	(7,402)	19.15
Awards Canceled	(6,286)	17.73
Non-Vested - June 30, 2013	131,100	$18.77

Due to meeting the maximum performance level for the 2012 granted Absolute Performance-Based RSUs, an additional 8,188 shares were awarded.  For the top four executives the 2012 granted Relative Performance-Based RSUs met performance level threshold resulted in 53% of the granted awards being exercised and the remaining 6,286 shares were canceled. During first quarter of 2013 we retired a combined total of 8,186 shares of common stock, in order to meet the minimum tax liabilities associated with the vesting of Restricted Stock held by our executive officers.  During second quarter of 2013 we retired a combined total of 11,509 shares of common stock, in order to meet the minimum tax liabilities associated with the vesting of Restricted Stock held by our executive officers.

Note 19.  Changes in Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component
For the three months ending June 30, 2013
	(Gains) and Losses on Derivatives Fair Value *	Unrealized Translation (Gain) / Loss	Defined Benefit Pension Items	Total

Beginning balance April 1, 2013	$6,805	$310	$16,933	$24,048

Other comprehensive income
before reclassification	(620)	(206)	-	(826)

Amount reclassified from accumulated	(342)	-	(310)	(652)
other comprehensive income
Net current-period other
comprehensive income	(962)	(206)	(310)	(1,478)

Ending balance	$5,843	$104	$16,623	$22,570

*The fair value balance as of June 30, 2013, includes a negative $722,503 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Income
For the three months ending June 30, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gains and losses on derivatives fair value
Interest rate contracts	$(248)	Interest expense
Foreign exchange contracts	(94)	Other revenues
	(342)	Total before tax
	-	Tax (expense) or benefit
	(342)	Net of tax

Amortization of defined benefit pension items
Prior service costs	(24)	A&G Expense
Actuarial losses	(286)	A&G Expense
Actuarial gains/(losses)	-
	(310)	Total before tax
	-	Tax (expense) or benefit
	(310)	Net of tax

Total reclassifications for the period	$(652)	Net of tax

Changes in Accumulated Other Comprehensive Income by Component
For the six months ending June 30, 2013

	(Gains) and Losses on Derivatives Fair Value *	Unrealized Translation (Gain) / Loss	Defined Benefit Pension Items	Total

Beginning balance January 1, 2013	$7,352	$350	$17,244	$24,946

Other comprehensive income
before reclassification	(795)	(246)	-	(1,041)

Amount reclassified from accumulated	(714)	-	(621)	(1,335)
other comprehensive income

Net current-period other
comprehensive income	(1,509)	(246)	(621)	(2,376)

Ending balance	$5,843	$104	$16,623	$22,570

*The fair value balance as of June 30, 2013, includes a negative $722,503 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Income
For the six months ending June 30, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Gains and losses on derivatives fair value

Interest rate contracts	$(649)	Interest expense
Foreign exchange contracts	(65)	Other revenues
	(714)	Total before tax
	-	Tax (expense) or benefit
	(714)	Net of tax
Amortization of defined benefit pension items

Prior service costs	(48)	A&G Expense
Actuarial losses	(573)	A&G Expense
	(621)	Total before tax
	-	Tax (expense) or benefit
	(621)	Net of tax

Total reclassifications for the period	$(1,335)	Net of tax

Note 20.  Employee Benefit Plans
The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended June, 2013 and 2012:
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

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the six months ended June 30, 2013 and 2012:
	Pension Plan		Postretirement Benefits
( Amounts in Thousands)	Six Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2013	2012	2013	2012
Service cost	$380	$328	$12	$26
Interest cost	672	715	238	260
Expected return on plan assets	(1,114)	(994)	-	-
Amortization of prior service cost	(2)	(2)	50	(6)
Amortization of Net Loss	447	385	126	142
Net periodic benefit cost	$383	$432	$426	$422

We contributed $400,000 to our pension plan for the six months ended June 30, 2013. We expect to contribute an additional $1,200,000 before December 31, 2013.

Note 21.  New Accounting Pronouncements

In January 2013, the Financial Accounting Standard Board (“FASB”) issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" to amend Accounting Standards Codification Topic 210, "Balance Sheet".  The amendment is to clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim and annual periods thereafter.  The adoption of ASU 2013-01 did not have a material effect on our operating results or financial position, and we have applied these new requirements starting in the first quarter of 2013.

In February 2013, the Financial FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" to amend Accounting Standards Codification Topic 220, "Comprehensive Income".  The amendment requires an entity to provide information about the amounts reclassified out of other comprehensive income by component. Entities are also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under US GAAP that provide additional details about those amounts ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a material effect on our operating results or financial position, and we have applied these new requirements in the first quarter of 2013.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the Emerging Issues Task Force)”, to amend Accounting Standards Codification Topic 405, “Liabilities”.  This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. ASU 2013-04 is effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. We are currently evaluating the adoption of this standard.

    In March 2013, the FASB issued ASU 2013-05,“Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to amend Accounting Standards Codification Topic 830, “ Foreign Currency Matters”.  The objective of the amendments in this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic  830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.  ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We are currently evaluating the adoption of this standard.

Note 22.  Subsequent Events

Preferred Stock Issuance

On August 1, 2013, we received $30.2 million, net of underwriter fees (but excluding our other transaction expenses), from the public issuance of 275,000 shares of our Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Shares”) and the sale of 41,250 shares of the same Series B Preferred Shares pursuant to the full exercise of the over-allotment option granted to the underwriters for the offering.

Dividends on the Series B Preferred Shares are cumulative from the date of original issue and will be payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing October 30, 2013, when, as and if declared by our board of directors. Dividends will be payable out of amounts legally available therefore at an initial rate equal to 9.0% per annum per $100.00 of stated liquidation preference per share.

Commencing on October 30, 2018, we may redeem, at our option, the Series B Preferred Shares, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. If at any time a “Change of Control,” occurs, we will have the option to redeem the Series B Preferred Shares, in whole, within 120 days after the date of the Change of Control at the same cash redemption price. The Series B Preferred Shares have no stated maturity, will not be subject to any sinking fund or other mandatory redemption, and will not be convertible into or exchangeable for any of our other securities.

Holders of the Series B Preferred Shares generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series B Preferred Shares are in arrears for six or more consecutive or non-consecutive quarters, and under certain other limited circumstances.

Early Debt Pay-off

On August 2, 2013 we repaid the outstanding principal and interest on one of our PCTC vessels.  This Facility was originally entered into in September 2005 and carried a maturity of September 2015.  Settlement for all amounts due was $11.4 million.  This Facility also included two effective Interest Rate Swap agreements that each covered 50% of the outstanding principal.  The settlements due for the unwinding of these instruments were $800,000 in total for both Swaps.  This vessel is intended to be included in a collateral pool for a new Corporate Sr Facility which will include all domestic subsidiaries of ISC.

Vessel Investment

We have paid a deposit of approximately $1.9 million on a handysize bulk carrier newbuilding that we expect to be delivered in the first quarter of 2015.

We have orally agreed in principal to acquire minority operating interests in two newly-built chemical tankers scheduled to be delivered in the first quarter of 2014. Assuming these transactions are finalized, we currently anticipate investing approximately $8.5 million in these vessels, with $3.0 million expected to be due in the third quarter of 2013 and the remaining $5.5 million upon delivery of the vessels.

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

Such forward-looking statements include, without limitation, statements regarding (1) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment plans or results, strategic alternatives, business strategies, and other similar statements of expectations or objectives; (2) our plans for operating the business and using cash, including our pricing, investment, expenditure and cash deployment plans; (3) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (4) estimated scrap values of assets; (5) estimated proceeds from selling assets and the anticipated cost of constructing or purchasing new or existing vessels; (6) estimated fair values of financial instruments, such as interest rate and currency swap agreements; (7) estimated losses under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (8) estimated outcomes of, or losses attributable, to litigation; (9) estimated obligations, and the timing thereof, relating to vessel repair or maintenance work; (10) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (11) our ability to remain in compliance with applicable regulations and our debt covenants; (12) anticipated trends in government sponsored cargoes; (13) our ability to effectively service our debt; (14) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (15) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and (16) assumptions underlying any of the foregoing.

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
•
election results and the appropriation of funds by the U.S. Congress, including the impact of any further cuts to federal spending similar to the “sequestration” cuts discussed further elsewhere in this report;

•	changes in foreign currency exchange rates or interest rates;
•	changes in laws and regulations, including those related to government assistance programs, inspection programs, trade controls and protection of the environment;
•	unexpected out-of-service days on our vessels whether due to drydocking delays, unplanned maintenance, natural disasters, piracy or other causes;
•	our continued access to credit on favorable terms;
•	the ability of customers to fulfill their obligations with us, including the timely receipt of payments by the U.S. government;
•	the performance of our unconsolidated subsidiaries;
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

Overview of Second Quarter 2013

Overall Strategy

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

Overview
While our 69% fixed contract coverage provides a stable and reliable outlook our results can be impacted by out of service days, both scheduled and non-scheduled.  During the 2013 second quarter our UOS fleet experienced a reduction of seventy-nine days while enduring scheduled shipyard work which was partially offset by the reactivation of a third tug/barge unit that operated approximately fifty-three days.  While the shipyard work was scheduled, we experienced more time in the yard which negatively impacted our quarterly results.

       Our three major operations that constitute our variable results are the Dry Bulk Carriers Segment, Rail Ferry Segment, and the carriage of supplemental cargoes on our PCTCs.  Of these the Dry Bulk Carriers Segment continued to be impacted by the depressed dry bulk market rates.  Although the rates reflect a slight upward trend the market continues to be near historical low levels.  Our Rail-Ferry Segment reported improved results driven primarily by lower operating costs, lower depreciation expense and improved north-bound cargo volumes. The results from the carriage of supplemental cargo were at expected levels.

As disclosed in our first quarter 2013 Form 10-Q, we were notified by U.S. Maritime Administration that due to the budget reductions from “sequestration,” participants in the U.S. Maritime Security Program would experience a reduction in payments. Therefore, unless Congress restores federal spending to prior levels, we currently estimate that these reduced program payments will decrease our revenues by approximately $2.0 million for calendar year 2013, commencing in the third quarter of 2013. The Company is continuing to explore options that might mitigate this impact.

Consolidated Financial Performance – Second Quarter 2013 vs. Second Quarter 2012

Overall net income increased from $704,000 in the second quarter of 2012 to $1.9 million in the second quarter of 2013. Included in the second quarter 2013 results was a $1.8 million non-cash foreign exchange gain while the second quarter 2012 results included a $1.7 million foreign exchange loss and $667,000 gain on the sale of assets. Excluding the aforementioned transactions, net income decreased by approximately $1.8 million year over year for the second quarter.  The drop is primarily due to:
▪	A decrease in consolidated gross profit of $723,000.
▪	An increase of $1.5 million in administrative and general expenses primarily related to the UOS acquisition and bonus earned in 2013.
▪	A decrease of $200,000 in interest cost due to repayment of loans as a result of the sale of vessels in early 2012.
▪	A decrease in our income from unconsolidated entities from a gain of $651,000 to a loss of $75,000.

Segment Performance – Second Quarter 2013 vs. Second Quarter 2012

Jones Act
▪	Increase of $3.5 million in gross profits primarily based on incremental UOS results.
▪	Activation of a third UOS Tug/Barge unit to replace loss capacity during scheduled drydock days of other tug/barge units.
▪	Decreased contributions by the Belt Self-Unloading Bulk Coal Carrier due to a non-recurring loss of hire reimbursements in the second quarter of 2012.
▪	Increase in tonnage carried on the molten-sulphur carrier and improved pricing due to fuel escalations.
Pure Car Truck Carriers
▪	Decrease in gross profits from $4.2 million to $2.5 million.
▪	Increase in operating cost due to the sale/leaseback of two PCTC vessels in the fourth quarter of 2012 partially offset by lower depreciation expenses.
▪
In addition to contractually fixed income, our PCTCs earn income from the carriage of supplemental cargo when available. Comparing second quarter of 2012 to second quarter of 2013 we had a 21% decrease in supplemental cargo.

Dry Bulk Carriers
▪	Decrease in gross profit of approximately $2.5 million.
▪	Results driven by lower dry bulk charter hire rates.

Rail-Ferry
▪	Increase in gross profits of $500,000 due to lower operating cost, lower depreciation expenses and improved north-bound cargo volumes.

Specialty Contracts
▪	Decrease of $387,000 in gross profit results primarily driven by the redelivery of the Ice Strengthened Multi-Purpose vessel and the termination of its contract in September of 2012.

Financial Discipline & Balance Sheet
▪	Total cash available of $22.4 million.
▪	Cash generated from operations of $19.9 million.
▪	Working capital of $15.5 million.
▪	Scheduled debt payments of $12.8 million for the six months ended June 30, 2013.

    Because of the recent overall condition of the global economy generally, and the marine transportation industry specifically, we are currently testing our long-lived assets quarterly to determine whether or not our projected segment cash flows exceed each of our segment vessels’ carrying amounts. Based on our assessment, we believe no impairments existed as of June 30, 2013.

INTERNATIONAL SHIPHOLDING CORPORATION
FLEET STATISTICS
June 30, 2013

		Vessels		Year Built	Business Segment (1)	Owned	Bareboat Charter/ Leased	Operating Contracts	Partially Owned	Time Chartered	Weight Carrying Capacity (MT)

1		ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	Jones Act	X					38,847
2		SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	Jones Act		X				27,678
3		SHARON DEHART/DORIS GUENTHER	ATB TUG/BARGE UNIT	1981/1973	Jones Act	X					23,314
4		NAIDA RAMIL/PEGGY PALMER	ATB TUG/BARGE UNIT (2)	1981/1994	Jones Act	X					34,367
5		COASTAL 101/LOUISIANA ENTERPRISE	ATB TUG/BARGE UNIT	1984/1973	Jones Act	X					33,529
6		BARBARA KESSEL/GAYLE EUSTACE	ITB TUG/BARGE UNIT	1977	Jones Act		X				33,220
7		MARY ANN HUDSON	BULK CARRIER	1981	Jones Act	X					37,061
8		SHEILA MCDEVITT	BULK CARRIER	1980	Jones Act	X					37,244
9		ROSIE PARIS	HARBOR TUG	1974	Jones Act	X					N/A
10		GREEN BAY	PURE CAR/TRUCK CARRIER	2007	PCTC		X				18,312
11		GREEN COVE	PURE CAR/TRUCK CARRIER	1999	PCTC		X				22,747
12		GREEN DALE	PURE CAR/TRUCK CARRIER	1999	PCTC	X					16,157
13		GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	PCTC		X				22,799
14		GREEN POINT	PURE CAR/TRUCK CARRIER	1994	PCTC	X					14,930
15		GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	PCTC	X					21,523
16		GLOVIS COUNTESS	PURE CAR/TRUCK CARRIER	2010	PCTC	X					18,701
17		BALI SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,737
18		BANDA SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,664
19		EGS CREST	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,914
20		EGS TIDE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,916
21		EGS WAVE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,916
22		HANZE GRONINGEN	HANDYSIZE BULK CARRIER	2011	Dry Bulk					X	35,000
23		INTERLINK VERITY	HANDYSIZE BULK CARRIER	2012	Dry Bulk					X	37,000
24		BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	Dry Bulk	X					170,578
25		BULK AMERICAS	HANDYMAX BULK CARRIER	2012	Dry Bulk	X					57,959
26		OSLO BULK 1	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
27		OSLO BULK 2	MINI BULK CARRIER	2010	Dry Bulk				X		8,028
28		OSLO BULK 3	MINI BULK CARRIER	2010	Dry Bulk				X		8,029
29		OSLO BULK 4	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
30		OSLO BULK 5	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
31		OSLO BULK 6	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
32		OSLO BULK 7	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
33		OSLO BULK 8	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
34		OSLO BULK 9	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
35		OSLO BULK 10	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
36		OSLO CARRIER 1	MINI BULK CARRIER	2010	Dry Bulk				X		9,300
37		OSLO CARRIER 2	MINI BULK CARRIER	2010	Dry Bulk				X		9,300
38		OSLO CARRIER 3	MINI BULK CARRIER	2011	Dry Bulk				X		9,300
39		SEA STEAMER	MINI BULK CARRIER	2011	Dry Bulk				X		9,300
40		MAERSK ALABAMA	CONTAINER VESSEL	1998	SP		X				17,525
41		MAERSK CALIFORNIA	CONTAINER VESSEL	1992	SP		X				25,375
42		MARINA STAR 2	CONTAINER VESSEL	1982	SP			X			13,193
43		MARINA STAR 3	CONTAINER VESSEL	1983	SP			X			13,193
44		TERRITORY TRADER	CONTAINER VESSEL	1991	SP			X			3,183
45		FLORES SEA	MULTI-PURPOSE VESSEL	2008	SP			X			11,151
46		SAWU SEA	MULTI-PURPOSE VESSEL	2008	SP			X			11,184
47		OCEAN PORPOISE	TANKER	1996	SP	X					13,543
48		OCEAN HERO	TANKER	1996	SP			X			13,543
49		OSLO WAVE	ICE STRENGTHENED MULTI-PURPOSE VESSEL	2000	SP	X					17,381

						20	7	6	14	2	1,106,961

	(1)	Business Segments:
		Jones Act	Jones Act
		PCTC	Pure Car Truck Carriers
		RF	Rail-Ferry
		Dry Bulk	Dry Bulk Carriers
		SP	Specialty Contracts
	(2)	Currently Inactive

Management Gross Voyage Profit Financial Measures
           In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business.  The following table provides a reconciliation of consolidated gross voyage profit to operating income.
	Three Months Ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Revenues	$74,897	$60,320	$156,021	$125,524

Voyage Expenses	$61,508	$47,026	$131,099	$97,852
Net Loss (Income) of Unconsolidated Entities	$75	$(651)	$345	$(581)

Gross Voyage Profit	$13,314	$13,945	$24,577	$28,253

Vessel Depreciation	$5,804	$5,723	$11,575	$12,080
Other Depreciation	$11	$-	$34	$-

Gross Profit	$7,499	$8,222	$12,968	$16,173

Other Operating Expenses:
Administrative and General Expenses	$6,170	$4,720	$11,603	$10,228
Gain on Sale/Purchase of Other Assets	$-	$(667)	$-	$(4,466)
Net (Loss) Income of Unconsolidated Entities (Add Back)	$(75)	$651	$(345)	$581
Total Other Operating Expenses	$6,095	$4,704	$11,258	$6,343

Operating Income	$1,404	$3,518	$1,710	$9,830

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

(All Amounts in Thousands)	Three Months Ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

Net Income	$1,859	$704	$3,512	$8,640
Foreign Exchange (Gain) Loss	(1,836)	1,734	(5,017)	(1,914)
Gain on Sale/Purchase of Other Assets	-	(667)	-	(4,466)
Adjusted Net Income (Loss)	$23	$1,771	$(1,505)	$2,260

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2013
Fixed Revenue	$27,725	$16,804	$665	$-	$5,835	$-	$51,029
Variable Revenue	-	8,286	4,188	9,523	1,671	200	23,868
Total Revenues from External Customers	$27,725	$25,090	$4,853	$9,523	$7,506	$200	$74,897
Intersegment Revenues (Eliminated)						(5,519)	(5,519)
Intersegment Expenses Eliminated	-	-	-	-	-	5,519	5,519
Voyage Expenses	22,204	20,453	4,473	7,762	6,539	77	61,508
Loss of Unconsolidated Entities			7	68			75
Gross Voyage Profit	5,521	4,637	373	1,693	967	123	13,314

Gross Voyage Profit Percentage	20%	18%	8%	18%	13%	62%	18%
Vessel and Other Depreciation	1,156	2,093	1,638	410	518	-	5,815
Gross Profit (Loss)	4,365	2,544	(1,265)	1,283	449	123	7,499

Interest Expense	320	579	796	154	124	104	2,077
Segment Profit (Loss)	$4,045	$1,965	$(2,061)	$1,129	$325	$19	$5,422
2012
Fixed Revenue	$5,522	$16,684	$2,431	$-	$8,794	$-	$33,431
Variable Revenue	726	12,309	4,160	9,396	-	298	26,889
Revenues from External Customers	$6,248	$28,993	$6,591	$9,396	$8,794	$298	$60,320
Intersegment Revenues (Eliminated)						(5,250)	(5,250)
Intersegment Expenses Eliminated	-	-	-	-	-	5,250	5,250
Voyage Expenses	5,094	22,222	4,294	7,948	7,438	30	47,026
Income of Unconsolidated Entities			(618)	(33)			(651)
Gross Voyage Profit	1,154	6,771	2,915	1,481	1,356	268	13,945

Gross Voyage Profit Percentage	18%	23%	44%	16%	15%	90%	23%
Vessel and Other Depreciation	305	2,612	1,575	701	520	10	5,723
Gross Profit	849	4,159	1,340	780	836	258	8,222

Interest Expense	296	782	819	161	125	98	2,281
Segment Profit	$553	$3,377	$521	$619	$711	$160	$5,941

The following table shows the breakout of revenues by segment between fixed and variable for the three months ended June 30, 2013 and 2012, respectively:

Revenues 2012-2013 2nd Quarter
Thousands of Dollars
50,000
40,000
30,000
20,000
10,000
0
2013
2012
2013
2012
2013
2012
2013
2012
2013
2012
2013
2012
Jones Act
PCTC
Specialty
Dry Bulk
Rail Ferry
Other

☐ Variable Revenue                  ☐   Fixed Revenue

The changes in revenues and expenses associated with each of our segments are discussed within the gross profit analysis below:

Jones Act: Overall revenues and gross profit increased by $21.5 million and $3.5 million, respectively, when comparing second quarter 2013 to 2012. The increase was due to the addition of $20.7 million of revenues generated by the UOS vessels, as partially offset by reduced contributions from our Belt Self-Unloading Bulk Coal Carrier in second quarter of 2013 due to a non-recurring loss of hire claim in 2012.

Pure Car Truck Carriers: Overall revenues decreased by 13% or $3.9 million when comparing second quarter 2013 to 2012.  The decrease was driven primarily by lower charter hire rates on one of our PCTCs and a decrease in supplemental cargo.  The decrease in revenue resulted in gross profit decreasing from $4.2 million in 2012 to $2.5 million in 2013. Our fixed contract revenues for this segment were $16.8 million and $16.7 million in first quarter 2013 and 2012, respectively. Our variable revenues of $8.3 million and $12.3 million for the same periods in 2013 and 2012, respectively, represent revenues derived from supplemental cargoes. Although our supplemental cargos for the three and six-month periods ended June 30, 2013 were lower than those for the comparable periods in 2012, we believe that supplemental cargo levels are likely to improve over the second half of 2013.

Dry Bulk Carriers: Overall revenues and gross profit decreased $1.7 million and $2.6 million, respectively, when comparing second quarter 2012 to 2013.  These decreases were a result of lower charter rates on all of our vessels reported in this segment, as well as losses incurred on one of the vessels we charter in to provide dry bulk services.

Rail-Ferry: Overall revenues stayed relatively constant when comparing second quarter 2013 to 2012. Gross profit increased by $503,000 when comparing 2012 to 2013. These increases were due to an improvement in operating cost, lower depreciation cost associated with the extended life of the vessels discussed in Note 3 and a slight improvement in north-bound cargo volumes.

Specialty Contracts: Revenues decreased from $8.8 million in second quarter 2012 to $7.5 million in second quarter 2013 and gross profit decreased by $387,000 in 2013 due to the re-delivery in the third quarter of 2012 from the MSC, of our ice-strengthened multi-purpose vessel, which is now operating in the spot market.

Other: Overall revenue and gross profit declined when comparing 2013 to 2012, primarily due to lower charter commission revenues from a major customer.

Administrative and General Expense:  Administrative and general expenses increased from $4.7 million in the second quarter of 2012 to $6.2 million in the second quarter of 2013.  The following table shows the significant components of administrative and general expenses for the second quarter of 2013 and 2012, respectively.
	Three Months as of June 30,
	2013	2012	Variance

Wages and Benefits	$3,383	$2,551	$832	(1)
Executive Stock Compensation	448	213	235	(2)
Professional Services	715	587	128
System Hardware and Software	198	197	1
Office Building Expense	362	331	31
Other	1,064	841	223	(3)
TOTAL:	$6,170	$4,720	$1,450

(1)
Wages and Benefits reflect higher wages and benefits due to additional employees added in connection with the November 2012 acquisition of UOS (approximately $336,000)  and the accrual of second quarter performance bonuses for 2013 but not accrued in the second quarter of 2012 (approximately $470,000).

(2)	Addition of the awarded 2013 stock grants.
(3)
Reflect an increase in travel expense related to new UOS operations in Tampa, FL.  Other also includes Officers and Directors Fees, Dues and Subscriptions, Travel and Entertainment, and Communication expenses.

Other Income and Expense

    Interest Expense was $2.1 million and $2.3 million in the second quarters of 2013 and 2012, respectively, due principally to a decrease in our indebtedness from $220 million to $212.8 million from June 30, 2012 to June 30, 2013.  Decreases in indebtedness is due primarily to the retirement of loans relating to vessels sold over the past year in the sale-leaseback transactions discussed below under “Liquidity and Capital Resources”, partially offset by new financings for our ice strengthened multi-purpose, capesize bulk carrier, handymax bulk carrier, and UOS vessels in 2012.

    Derivative Gain increased from a loss of $117,000 in the second quarter of 2012 to a gain of $205,000 in the second quarter of 2013. The gain represents the market adjustment associated with the ineffective portion of a fixed interest rate swap. For additional information see Note 14.

    Other income from vessel financing decreased from $605,000 to $539,000 in the second quarters of 2012 and 2013, respectively, driven by a lower principal balance upon which interest is earned on a note receivable issued to us in connection with our sale of two vessels to an Indonesian company in the third quarter of 2009.

    Foreign Exchange Gain of $1.8 million in the second quarter of 2013 is associated with the Yen-denominated financing of one of our PCTC vessel. The exchange gain was attributable to a change in the exchange rate of 94.22 Yen to 1 USD at March 31, 2013 compared to 99.15 Yen to 1 USD at June 30, 2013.

Income Taxes
We recorded a tax provision of $15,000 on our $1.9 million of income before taxes and equity in net income of unconsolidated entities for the three months ended June 30, 2013.  For the three months ended June 30, 2012 our income tax provision was $108,000 on our $161,000 of income before taxes and equity in net income of unconsolidated entities. These provision amounts represent tax on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime and foreign tax withholdings.

We established a valuation allowance against deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We have evaluated, and will continue to evaluate, the need for a valuation allowance on an annual basis, particularly in light of the favorable impact of our 2012 acquisition of UOS.  Later this year, we intend to re-assess our $9.8 million valuation allowance.  When management determines that the deferred income tax assets are realizable, we will reverse the valuation allowance in that period.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2012, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net (Results) Income of Unconsolidated Entities

Equity in net (results) from unconsolidated entities, net of taxes, decreased from a gain of $651,000 in the second quarter of 2012 to a loss of $75,000 in the second quarter of 2013, driven primarily by the OOP adjustment in second quarter of 2012. Refer to Note 4 – Out of Period Adjustment for more information.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2013
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2013
Fixed Revenue	$59,579	$33,757	$1,538	$-	$12,667	$-	$107,541
Variable Revenue		19,207	7,549	18,697	2,526	501	48,480
Total Revenue from External Customers	$59,579	$52,964	$9,087	$18,697	$15,193	$501	$156,021
Intersegment Revenues (Eliminated)						(11,038)	(11,038)
Intersegment Expenses (Eliminated)	-	-	-	-	-	11,038	11,038
Voyage Expenses	47,694	43,926	9,674	15,482	14,037	286	131,099
Loss of Unconsolidated Entities			338	7			345
Gross Voyage Profit (Loss)	11,885	9,038	(925)	3,208	1,156	215	24,577

Gross Voyage Profit Percentage	20%	17%	-10%	17%	8%	43%	16%
Vessel and Other Depreciation	2,263	4,132	3,276	905	1,033	-	11,609
Gross Profit (Loss)	9,622	4,906	(4,201)	2,303	123	215	12,968

Interest Expense	661	1,196	1,631	317	256	217	4,278
Segment Profit (Loss)	$8,961	$3,710	$(5,832)	$1,986	$(133)	$(2)	$8,690
2012
Fixed Revenue	$12,553	$35,503	$4,869	$-	$20,089	$-	$73,014
Variable Revenue		26,093	7,233	18,597		587	52,510
Total Revenue from External Customers	$12,553	$61,596	$12,102	$18,597	$20,089	$587	$125,524
Intersegment Revenues Eliminated						(10,311)	(10,311)
Intersegment Expenses (Eliminated)	-	-	-	-	-	10,311	10,311
Voyage Expenses	12,010	46,231	8,561	16,388	14,720	(58)	97,852
(Income) Loss of Unconsolidated Entities			(660)	79			(581)
Gross Voyage Profit	543	15,365	4,201	2,130	5,369	645	28,253

Gross Voyage Profit Percentage	4%	25%	35%	11%	27%	110%	23%
Vessel and Other Depreciation	610	6,088	2,937	1,399	1,033	13	12,080
Gross (Loss) Profit	(67)	9,277	1,264	731	4,336	632	16,173

Interest Expense	347	1,847	1,907	382	295	230	5,008
Segment (Loss) Profit	$(414)	$7,430	$(643)	$349	$4,041	$402	$11,165

The following table shows the breakout of revenues by segment between fixed and variable for the six months ended June 30, 2013 and 2012, respectively:

Revenues Year to Date
Thousands of Dollars
80,000
70,000
60,000
50,000
40,000
30,000
20,000
10,000
0
2013
2012
2013
2012
2013
2012
2013
2012
2013
2012
2013
2012
Jones Act
PCTC
Specialty
Dry Bulk
Rail Ferry
Other

 ☐ Variable Revenue                  ☐   Fixed Revenue

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage analysis below:

Jones Act: Overall revenues and gross profit increased by $47.0 million and $9.7 million, respectively when comparing six months ending June 30, 2013 to 2012. The increase was primarily due to the addition of $45.4 million of revenues generated by the UOS vessels acquired in November 2012.  As previously disclosed in our Executive Summary two of the tug/barge units are in drydock and are expected back in service before the end of the third quarter. Based on the current drydock schedule we believe our results for the third quarter to be comparable to the second quarter and much improved by the fourth quarter of 2013.

Pure Car Truck Carriers: Overall revenues decreased by 14% or $8.6 million when comparing six months ending June 30, 2013 to 2012.  The decrease was driven primarily by the sale of two of our PCTC vessels in first quarter of 2012 and a decrease in supplemental cargo.  The revenue decrease resulted in a gross profit decrease of $4.4 million when comparing the six month period ending June 30, 2013 to 2012.  Our fixed contract revenues of $33.8 million in the first six months of 2013 and $35.5 million in the first six months of 2012 represent 64% and 58%, respectively, of this segment’s revenue. Our variable revenues of $19.2 million and $26 million for the same periods in 2013 and 2012, respectively, represent revenues derived from supplemental cargoes.

Dry Bulk Carriers: Overall revenues decreased from $12.1 million for the six months ending June 30, 2012 to $9.1 million for the six months ending June 30, 2013 due to lower charter hire rates in the dry bulk market. Gross profit for the six months ending June 30, 2013 for this segment decreased by $5.5 million from 2012 to 2013 due to the decrease in revenues as stated above.

Rail-Ferry: Overall revenues stayed relatively constant when comparing the first six months of 2013 to 2012. Gross profit increased by $1.6 million when comparing the first six months of 2012 to 2013. These increases were due to an improvement in operating cost, lower depreciation cost associated with the extended life of the vessels discussed in Note 3 and a slight improvement in north-bound cargo volumes.

Specialty Contracts: Revenues decreased from $20.0 million for the six months ending June 30, 2012 to $15.2 million for the six months ending June 30, 2013 and gross profit decreased by $4.2 million in the first six months of 2013 due to the re-delivery in the third quarter of 2012 from the MSC, of our ice-strengthened multi-purpose vessel, which is now operating in the spot market.

Other: Overall revenue and gross profit decreased when comparing the first six months of 2013 to 2012, primarily due to lower charter commission revenues from a major customer.

Administrative and General Expense:  Administrative and general expenses increased from $10.2 million in the first two quarters of 2012 to $11.6 million in the first two quarters of 2013.  The following table shows the significant components of administrative and general expenses for the six months ended June 30, 2013 and 2012, respectively.
	Six months ended June 30,
	2013	2012	Variance

Wages and Benefits	$6,682	$5,812	$870	(1)
Executive Stock Compensation	721	543	178
Professional Services	1,032	1,047	(15)
System Hardware and Software	469	465	4
Office Building Expense	790	667	123
Other	1,909	1,694	215	(2)
TOTAL:	$11,603	$10,228	$1,375

(1)
Wages and Benefits reflect higher wages and benefits due to additional employees added in connection with the November 2012 acquisition of UOS (approximately $661,000)  and the accrual of second quarter performance bonuses for 2013 but not 2012 (approximately $470,000), offset by severance payments in first quarter of 2012 (approximately $222,000).

(2)
Other: Reflects an increase in travel expense related to new UOS operations in Tampa, FL.  Other includes Officers and Directors Fees, Dues and Subscriptions, Travel and Entertainment, and Communication expenses.

Other Income and Expense
Interest Expense was $4.3 million and $5.0 million for six months ending June 30, 2013 and 2012, respectively, due principally to lower debt balances. The decrease in indebtedness is due primarily to the retirement of loans relating to vessels sold over the past year in the sale-leaseback transactions discussed below under “Liquidity and Capital Resources”, partially offset by new financings for our ice strengthened multi-purpose, capsize bulk carrier, handymax bulk carrier, and UOS vessels in 2012. The decrease in our indebtedness resulted in lower interest expense for the six months ended June 30, 2013.

Derivative Gain increased from $32,000 to $282,000 for the six months ending June 30, 2012 and 2013, respectively.  The gain represents the market adjustment associated with the ineffective portion of a fixed interest rate swap. For additional information see Note 14.

Other income from vessel financing decreased from $1.2 million to $1.1 million for the six months ending June 30, 2012 and 2013, respectively, driven by a lower principal balance upon which interest is earned on a note receivable issued to us in connection with our sale of two vessels to an Indonesian company in the third quarter of 2009.

Income Taxes

We recorded a tax provision of $50,000 on our $3.9 million of income before taxes and equity in net income of unconsolidated entities for six months ending June 30, 2013.  For the six months ending June 30, 2012 our income tax provision was $276,000 on our $8.3 million of income before taxes and equity in net income of unconsolidated entities. These provision amounts represent tax on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime and foreign tax withholdings.  We established a valuation allowance against deferred income tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred income tax assets generated primarily by net operating loss carry forwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future, particularly in light of the accretive impact of our 2012 acquisition of UOS.   Later this year, we intend to re-assess our $9.8 million valuation allowance.  When management determines that the deferred income tax assets are realizable, we will reverse the valuation allowance in that period.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2012, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net (Results) of Unconsolidated Entities

Equity in our results from unconsolidated entities, net of taxes, decreased from a gain of $581,000 for the six months ending June 30, 2012 to a loss of $345,000 for the six months ending June 30, 2013, driven primarily by the results of Oslo Bulk Holding PTE LTD, including fees related to our four newly acquired 25% owned mini-bulkers acquired in January, 2013.  See Note 6 for additional information.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included in Item 1 of Part I of this report.

Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $12.0 million at December 31, 2012, to $15.5 million at June 30, 2013. This $3.5 million increase in working capital was primarily driven by an increase in cash and cash equivalents during the first six months of 2013 by $2.5 million to a total of $22.4 million at June 30, 2013. The increase in cash and cash equivalents was a result of cash provided by operating activities of $19.8 million which was partially offset by cash used in financing activities of $1.2 million and cash used in investing activities of $16.1 million.  Total current liabilities of $78.3 million as of June 30, 2013 included $25.5 million of current maturities of long-term debt.

Net cash provided by operating activities for the six months ended June 30, 2013 was $19.8 million after adjusting net income of $3.5 million upward for non-cash items such as depreciation and amortization and non-cash stock based compensation, which were partially offset by a non-cash foreign exchange gain of $5.0 million, $6.6 million in deferred drydocking charges, and various other items specified in our consolidated statements of cash flows.

Net cash used in investing activities of $16.1 million for the six months ended June 30, 2013 consisted of $7.5 million of capital expenditures, $9.8 million in restricted cash and $2.5 million related to our final post closing adjustment payment in connection with our acquisition of UOS, which were partially offset by $558,000 of principal payments received under direct financing leases and $3.7 million from cash received on note receivables.

Further detail of the $7.5 million of capital improvements to vessels and other assets is presented in the table below:

Capital Improvements*	$4,899
Construction In Progress**	2,269
Other	350
$7,518

* Improvements related to costs associated with re-activating one of our tug-barge units acquired as part of the UOS Acquisition.
** Includes our investment in a handysize bulk carrier newbuilding and capital improvements to our two special purpose roll-on roll-off vessels.

At December 31, 2012, we had $8.0 million of cash classified as Restricted Cash, of which $2.0 million was associated with a lien on a UOS vessel and $6.0 million was collateral escrow pledged for performance guarantees under a contract. At June 30, 2013, we had $17.8 million of cash classified as Restricted Cash, of which $8.0 million associated with the 2012 transactions and $9.8 million is associated with a covenant with a financing company for minimum fair market value of vessels to loan balance. The vessels included are one Cape Size vessel, one Handymax Bulk Carrier, and three Handy Size Bulk Carriers. We anticipate some or all of this deposit to be returned upon the next vessel appraisals due to the beneficial change in market values along with the positive effect of scheduled loan repayments.

Net cash used in financing activities of $1.2 million for the six months ended June 30, 2013 included approximately $23.5 million of net proceeds from the issuance of Preferred Stock and $22.0 million of proceeds from debt issuances, which was largely offset by $12.8 million of regularly scheduled debt payments, $29.0 million of payments to reduce our line of credit indebtedness and $4.1 million of common stock and preferred stock dividend payments.

Of our $35.0 million unsecured revolving line of credit which expires September 2014, $31.3 million was drawn as of June 30, 2013 with the remaining balance of $3.7 million used to secure letters of credit.

We have filed with the Securities and Exchange Commission a $200 million universal shelf registration statement, which expires in October, 2013. We believe this registration statement, which we used in connection with our February 2013 and July 2013 preferred stock issuance, provides us with flexibility to access the public equity and debt markets.

Debt and Lease Obligations

As of June 30, 2013, we held six vessels under operating contracts, seven vessels under bareboat charter or lease agreements and two vessels under time charter agreements.  The types of vessels held under these agreements include (i) a molten-sulphur carrier and an Integrated Tug and Barge unit operating in our Jones Act segment, (ii) three Pure Car Truck Carriers that operate under our PCTC segment, (iii) two Handysize Bulk Carriers that operate in our Dry Bulk Carriers segment, and (iv) two Multi Purpose vessels, a Tanker and five Container vessels, all of which operate in our Specialty Contracts segment.  We also conduct certain of our operations from leased office facilities.

Our vessel operating lease agreements have early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances.  The lease agreements impose defined minimum working capital and net worth requirements, and prohibits us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.

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

       On June 15, 2012, we exercised the early buy-out of the operating lease related to our molten-sulphur carrier. On November 27, 2012, we sold this vessel to BMO Harris Equipment Finance Company for approximately $32 million cash and commenced a seven-year lease agreement with an early buy-out option that can be exercised in 2017 under certain specified circumstances.  This lease is classified as an operating lease, with the $8.0 million gain on this sale-leaseback being deferred and recognized over the term of the lease.

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

        On December 27, 2012, we sold a 1999-built PCTC to BB&T Equipment Finance for $32 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2015 or in 2018 under certain specified circumstances.  This lease is classified as an operating lease.

We also conduct certain of our operations from leased office facilities.  Refer to our 2012 annual report on Form 10-K for the year ended December 31, 2012 for a schedule of our contractual obligations under operating leases. For more information on our future lease commitments, see page 51 under Contractual Obligations and Other Commitments in our 2012 Form 10-K.

Substantially all of our credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital and interest expense coverage and a maximum amount of debt leverage. For more information, see “Risk Factors” in Item 1A of Part II of this report.

As of June 30, 2013, we were in compliance with all financial covenants related to our debt obligations, and we believe that we will continue to meet such covenants in the near future. The following table represents the actual and required covenant amounts for the six months ending June 30, 2013:

	Actual	Required
Net Worth (thousands of dollars) (1)	$286,643	$278,495
Working Capital (thousands of dollars) (2)	$15,497	$1
Interest Expense Coverage Ratio (minimum) (3)	7.33	2.50
Leverage Ratio - EBITDA (maximum) (4)	3.39	4.25
EBITDAR to Fixed Charges (minimum) (5)	1.36	1.15
Total Indebtedness Leverage Ratio – EBITDAR (maximum) (6)	3.86	4.50

1.	Defined as total assets (less Goodwill) minus total liabilities (less fees associated with the issuance of our preferred stock).
2.	Defined as total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between consolidated indebtedness to consolidated EBITDA.
5.	Defined as the ratio between Fixed Charges to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”).
6.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances, we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations.  To the extent we are required to seek additional capital, our efforts could be hampered by continuing uncertainties in the credit markets. We presently have interest rate swaps on 22% of our long-term debt.  We have debt of $13.1 million due during the six months ended December 31, 2013, $56.8 million due in 2014 (which includes pay-back of our line of credit, if not renewed), $30.2 million due in 2015, $22.9 million due in 2016 and $89.8 million due in 2017 and thereafter. For additional information, see our 2012 annual report on Form 10-K for the year ended December 31, 2012.

Pending Negotiations

We are currently negotiating the terms of a new secured debt facility designed to replace certain other existing debt facilities.  If these negotiations are successful, we expect this new facility and related transactions will (i) enhance our borrowing capacity, and (ii) provide us with greater financial and operational flexibility in the near and long-term.  We anticipate that implementing the proposed refinancing transaction could reduce our 2013 net income by as much as $1.8 million to $2.4 million, driven by recognition of interest rate swaps and transitional fees most of which we believe would impact our third quarter 2013 operating results.  We cannot assure you that we will complete this proposed financing transaction on the terms described above, or at all.

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

 On April 10, 2013, the Board of Directors declared a dividend of $1.79 per share, representing a pro-rata payment for the partial Dividend Period from February 21, 2013, to April 29, 2013, on our 9.5% Series A Cumulative Redeemable Perpetual Preferred Stock. The dividend was paid on April 30, 2013 to preferred shareholders as of record on April 29, 2013.  On April 24, 2013, the Board of Directors declared a dividend of $0.25 per share of common stock to common stockholders of record as of May 16, 2013, which was paid on June 3, 2013.

On July 17, 2013, the Board of Directors declared a dividend of 2.3750 per share on our 9.5% Series A Cumulative Redeemable Perpetual Preferred Stock paid on July 30, 2013 to preferred stockholders of record on July 29, 2013. On July 31, 2013, the Board of Directors declared a dividend of $0.25 per share of common stock to common stockholders of record as of August 16, 2013, which will be paid on September 4, 2013.

Preferred Stock Issuance

On July 25, 2013, we publicly sold 275,000 shares of our 9.0% Series B Cumulative Redeemable Perpetual Preferred Stock with a liquidation preference of $100 per share.  The underwriters also fully exercised the over-allotment of 41,250 shares of the same Series B Preferred Shares. For more information, see Note 22.

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

In February 2013, the Financial FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" to amend Accounting Standards Codification Topic 220, "Comprehensive Income".  The amendment requires an entity to provide information about the amounts reclassified out of other comprehensive income by component. Entities are also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under US GAAP that provide additional details about those amounts ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a material effect on our operating results or financial position, and we have applied these new requirements in the first quarter of 2013.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the Emerging Issues Task Force)”, to amend Accounting Standards Codification Topic 405, “Liabilities”.  This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. ASU 2013-04 is effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. We plan to evaluate the adoption of this standard.

In March 2013, the FASB issued ASU 2013-05,“Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to amend Accounting Standards Codification Topic 830, “ Foreign Currency Matters”.  The objective of the amendments in this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic  830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.  ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We plan to evaluate the adoption of this standard.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at June 30, 2013 approximated its carrying value due to the short-term duration of the underlying securities.  The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.

We estimate the fair value of our variable rate long-term debt at June 30, 2013, including current maturities, to equal the carrying value of $213.0 million due to the variable rate nature of the debt as well as to the underlying value of the collateral. We believe an increase in interest rates would increase our interest costs, but would not materially change the estimated fair value of our long-term debt.

We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on our balance sheet.  Currently, each of our USD-denominated interest rate swaps is accounted for as an effective cash flow hedge. Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss).  We also have a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $51,726,431 (based on a Yen to USD exchange rate of 99.15 as of June 30, 2013).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap is reflected in our results of operations for the second quarter of 2013 as a $205,000 gain.  We currently have three open interest rate swap agreements with commercial banks.  For each of these agreements, we are the fixed rate payor and the commercial bank is the floating rate payor.

The fair value of these agreements at June 30, 2013, which is estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, was a liability of $5.3 million.  A hypothetical 10% decrease in interest rates as of June 30, 2013, would have resulted in a liability of $5.8 million.

Commodity Price Risk.  As of June 30, 2013, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry and Jones Act segments.  We have fuel surcharges and escalation adjustments in place for both of these segments, which we believe mitigates the price risk for those services during 2013. We estimate that a 20% increase in the average price of fuel for the period January 1, 2013 through June 30, 2013 would have resulted in an increase of approximately $445,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.06 in our basic earnings per share based on the shares of our common stock outstanding as of June 30, 2013.  The additional fuel costs assume no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates.  Our charterers in the PCTCs, Dry Bulk Carriers and Specialty Contracts segments are responsible for purchasing vessel fuel requirements under governing time charters; thus, our fuel price risk is currently limited to any voyage charters concluded within our Dry Bulk Carriers segment.

Foreign Exchange Rate Risk.  We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2012 and the first quarter of 2013.  These contracts mature on various dates during 2013. The fair value of these contracts at June 30, 2013 is a liability of $370,000.  The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be a liability of $407,000.

On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a Newbuilding PCTC, which was completed and delivered in March 2010.  The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a variable-to-fixed Yen interest rate swap (the “Facility”) designed to set the interest at 2.065%.  In June 2009, we received notification that our lender would be exercising its option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000.  Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding principal balance of the Facility as of the end of each reporting period is to be revalued in terms of USD, with any adjustments in the principal amount of USD owed recorded to earnings.  Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results.  As an example, a hypothetical 1 to 5 Yen increase or decrease on the exchange rate between the U.S. Dollar and Yen, which was $1 to Yen 99.15 at June 30, 2013, would impact our earnings by approximately $370,000 to $1.85 million for the reporting period.  While we believe that these fluctuations may smooth out over time, any particular reporting period could be materially impacted by these adjustments.  There was a 5.2% depreciation in the Yen to USD exchange rate at June 30, 2013 compared to March 31, 2013, resulting in a $1.8 million foreign exchange gain for the quarter ended June 30, 2013.  This amount is reported under Interest and Other on our Consolidated Statements of Income.

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
Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2013 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this report.  During the first six months of 2013, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

The Company has filed a civil claim against British Petroleum (“BP”) as a result of the settlement that BP and the Federal Government reached. Based on the guidelines and criteria of the settlement the Company’s claim is approximately $4.0 million. The Company can give no assurance, at this time, of being awarded all or any part of its claim.

ITEM 1A.  RISK FACTORS

For information regarding known risks relating to our operations, any of which could negatively affect our business, financial condition, operating results, cash flows or prospects, see Item 1A of our annual report on Form 10-K for the year ended December 31, 2012, as supplemented and updated by the disclosures under the heading “Risk Factors” appearing in our prospectus supplement dated July 23, 2013, filed with the SEC on July 23, 2013.

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
This table provides certain information with respect to the Company’s purchase of shares of its common stock during the second quarter of 2013:
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2013 – April 30, 2013	-	-	-	285,377
May 1, 2013 – May 30, 2013	-	-	-	285,377
June 1, 2013 – June 30, 2013	-	-	-	285,377

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

(4.3)
Certificate of Designations, Preferences and Rights of 9.0% Series B Cumulative Redeemable Perpetual Preferred Stock (filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company’s Form 8-A dated July 25, 2013 and incorporated herein by reference).

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

(10.2)
$35,000,000 Revolving Loan to the Registrant and seven of its subsidiaries by Regions Bank dated March 7, 2008, as amended by instruments dated March 3, 2009, August 13, 2009, March 31, 2010, March 31, 2011, July 18, 2011, March 31, 2012, June 28, 2013.

(10.3)
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

(10.4)
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

(10.6)
International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.7)
Form of Incentive Agreement for Restricted Stock Units granted May 7, 2012 (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form Current Report on Form 8-K dated May 7, 2012 and incorporated herein by reference)

(10.8)	Form of Incentive Agreement dated April 23, 2013 under the International Shipholding Corporation 2011 Stock Incentive Plan.*
(10.9)	Amendment, dated April 23, 2013, to a Form of Incentive Agreement dated May 7, 2012 under the International Shipholding Corporation 2011 Stock Incentive Plan.
(10.10)
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

Date:   August 06, 2013