Form 10-Q
period 2013-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 2013-11-08
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Common stock, $1 par value. . . . . . . . 7,248,350 shares outstanding as of September 30, 2013

INTERNATIONAL SHIPHOLDING CORPORATION

In this report, the terms “we,” “us,” “our”, “ISH” and the “Company” refer to International Shipholding Corporation and its subsidiaries. In addition, the term “MSC” means the U.S. Navy’s Military Sealift Command, the term “Notes” means the Notes to our Condensed Consolidated Financial Statements contained elsewhere in this report, the term “PCTC” means a Pure Car Truck Carrier vessel, the term “RO/RO” means a Roll-On/Roll-Off vessel, the term “SEC” means the U.S. Securities and Exchange Commission, and the term “UOS” means U.S. United Ocean Services, LLC, which we acquired on November 30, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(All Amounts in Thousands Except Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$77,938	$61,162	$233,959	$186,686

Operating Expenses:
Voyage Expenses	64,832	45,394	195,931	143,246
Vessel Depreciation	6,130	6,100	17,705	18,180
Other Depreciation	17	9	51	9
Administrative and General Expenses	4,994	5,643	16,597	15,871
Gain on Dry Bulk Transaction	-	-	-
Loss/(Gain) on Sale of Other Assets	6	3	6	(4,463)

Total Operating Expenses	75,979	57,149	230,290	172,843

Operating Income	1,959	4,013	3,669	13,843

Interest and Other:
Interest Expense	3,109	2,144	7,387	7,152
Derivative Loss	768	129	486	97
Gain on Sale of Investment	-	-	-	(66)
Other Income from Vessel Financing	(522)	(588)	(1,616)	(1,815)
Investment Income	(9)	(117)	(91)	(391)
Foreign Exchange Loss/(Gain)	457	1,143	(4,560)	(771)
	3,803	2,711	1,606	4,206

(Loss) Income Before Provision (Benefit) for Income Taxes
and Equity in (Loss) Income of Unconsolidated Entities	(1,844)	1,302	2,063	9,637

Provision/(Benefit) for Income Taxes:
Current	18	4	68	280
Deferred	-	(400)	-	(400)
	18	(396)	68	(120)

Equity in Net (Loss) Income of Unconsolidated
Entities (Net of Applicable Taxes)	(360)	84	(705)	665

Net (Loss) Income	$(2,222)	$1,782	$1,290	$10,422

Preferred Stock Dividends	1,076	-	1,920	-

Net (Loss) Income Available to Common Stockholders	$(3,298)	$1,782	$(630)	$10,422

Basic and Diluted Earnings Per Common Share:
Basic Earnings Per Common Share:	$(0.46)	$0.25	$(0.09)	$1.45
Diluted Earnings Per Common Share:	$(0.46)	$0.25	$(0.09)	$1.45

Weighted Average Shares of Common Stock Outstanding:
Basic	7,248,350	7,203,860	7,233,807	7,192,818
Diluted	7,248,350	7,220,901	7,233,807	7,208,886

Common Stock Dividends Per Share	$0.250	$0.250	$0.750	$0.750

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All Amounts in Thousands Except Share Data)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Net (Loss) Income	$(2,222)	$1,782	$1,290	$10,422

Other Comprehensive Income:
Unrealized Foreign Currency Translation (Loss) Gain	(307)	143	(61)	64
Unrealized Holding Gain on Marketable Securities	-	211	-	399
Change in Fair Value of Derivatives	780	(149)	2,289	(79)
Change in Funding Status of Defined Benefit Plan	306	160	927	679

Comprehensive (Loss) Income	$(1,443)	$2,147	$4,445	$11,485

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Shares)

(Unaudited)

	September 30,	December 31,
ASSETS	2013	2012

Cash and Cash Equivalents	$29,224	$19,868
Restricted Cash	15,825	8,000
Accounts Receivable, Net of Allowance for Doubtful Accounts	29,040	32,891
Net Investment in Direct Financing Leases	-	3,540
Other Current Assets	9,021	8,392
Notes Receivable	4,248	4,383
Material and Supplies Inventory	11,289	11,847
Total Current Assets	98,647	88,921

Investment in Unconsolidated Entities	12,698	12,676

Net Investment in Direct Financing Leases	-	13,461

Vessels, Property, and Other Equipment, at Cost:
Vessels	578,516	525,172
Building	1,211	1,211
Land	623	623
Leasehold Improvements	26,348	26,348
Construction in Progress	2,836	10
Furniture and Equipment	11,535	11,614
	621,069	564,978
Less - Accumulated Depreciation	(167,809)	(151,318)
	453,260	413,660

Other Assets:
Deferred Charges, Net of Accumulated Amortization	31,328	19,892
of $17,262 and $15,821 in 2013 and 2012, Respectively
Intangible Assets, Net of Accumulated Amortization	29,785	45,784
Due from Related Parties	1,688	1,709
Notes Receivable	28,460	33,381
Goodwill	2,771	2,700
Other	7,721	5,509
	101,753	108,975

TOTAL ASSETS	$666,358	$637,693

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Shares)

(Unaudited)

	September 30,	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$19,164	$26,040
Accounts Payable and Accrued Liabilities	63,539	50,896
Total Current Liabilities	82,703	76,936

Long-Term Debt, Less Current Maturities	186,118	211,590

Other Long-Term Liabilities:
Lease Incentive Obligation	5,585	6,150
Other	77,750	80,718

TOTAL LIABILITIES	352,156	375,394

Stockholders' Equity:
Preferred Stock, $1.00 Par Value, 9.50% Series A Cumulative Perpetual
Preferred Stock, 650,000 Shares Authorized, 250,000 Shares Issued
and Outstanding at September 30, 2013	250	-
Preferred Stock, $1.00 Par Value, 9.00% Series B Cumulative Perpetual
Preferred Stock, 350,000 Shares Authorized, 316,250 Shares Issued
and Outstanding at September 30, 2013	316	-
Common Stock, $1.00 Par Value, 20,000,000 Shares Authorized,	8,669	8,632
7,248,350 and 7,203,935 Shares Outstanding at
September 30, 2013 and December 31, 2012, Respectively
Additional Paid-In Capital	139,744	86,362
Retained Earnings	212,418	217,654
Treasury Stock, 1,388,066 Shares at September 30, 2013
and December 31, 2012, Respectively	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(21,792)	(24,946)
TOTAL STOCKHOLDERS' EQUITY	314,202	262,299

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$666,358	$637,693

The accompanying notes are in an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(All Amounts in Thousands Except Shares)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash Flows from Operating Activities:
Net Income	$1,290	$10,422
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	18,068	18,394
Amortization of Deferred Charges	7,525	6,380
Amortization of Intangible Assets	4,669	1,932
Deferred Tax Liability	-	(400)
Non-Cash Share Based Compensation	1,023	881
Equity in Net (Loss) Income of Unconsolidated Entities	705	(665)
Loss (Gain) on Sale of Assets	6	(4,463)
Gain on Sale of Investments	-	(66)
Gain on Foreign Currency Exchange	(4,560)	(771)
Changes in:
Deferred Drydocking Charges	(14,445)	(8,021)
Accounts Receivable	3,415	1,057
Inventories and Other Current Assets	257	(3,168)
Other Assets	760	61
Accounts Payable and Accrued Liabilities	2,375	(5,076)
Other Long-Term Liabilities	4,561	(3,148)
Net Cash Provided by Operating Activities	25,649	13,349

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	558	3,064
Acquisition of Frascati Shops Inc and Tower, LLC	-	(620)
Capital Improvements to Vessels and Other Assets	(27,963)	(45,992)
Proceeds from Sale of Assets	-	130,315
Proceeds of Marketable Securities	-	207
Investment in Unconsolidated Entities	(500)	(1,000)
Net Decrease (Increase) in Restricted Cash Account	(7,825)	6,907
Acquisition of United Ocean Services, LLC	(2,475)	-
Proceeds from Note Receivables	4,895	3,610
Net Cash (Used In) Provided by Investing Activities	(33,310)	96,491

Cash Flows from Financing Activities:
Issuance of Preferred Stock	53,336	-
Proceeds from Issuance of Debt	67,000	51,175
Repayment of Debt	(94,788)	(162,375)
Additions to Deferred Financing Charges	(2,005)	(751)
Dividends Paid	(6,526)	(6,612)
Net Cash Provided by (Used In) Financing Activities	17,017	(118,563)

Net Increase (Decrease) in Cash and Cash Equivalents	9,356	(8,723)
Cash and Cash Equivalents at Beginning of Period	19,868	21,437

Cash and Cash Equivalents at End of Period	$29,224	$12,714

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 1.  Basis of Preparation

We operate a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services. For additional information on our business see Item 2 of Part I of this report.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and as permitted there under, we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The condensed consolidated balance sheet as of December 31, 2012 included in this report has been derived from the audited financial statements at that date.

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

Note 2.  Acquisitions

U.S. United Ocean Services, LLC Acquisition

On November 30, 2012, (“the acquisition date”) we acquired 100% of the membership interests of U.S. United Ocean Services, LLC (“UOS”). The total consideration of approximately $114.7 million consisted of a $112.2 million cash payment and a post-closing settlement payment of about $2.5 million in first quarter of 2013. In fourth quarter of 2012, acquisition expenses of approximately $1.8 million related to legal, consulting, and valuation fees were reflected in our statements of income as “Administrative and General Expenses”.

Founded in 1959, UOS provides marine transportation services for dry bulk and break-bulk commodities in the United States. We believe UOS operates the largest dead weight U.S. Flag Jones Act dry bulk fleet today (131,000 dead weight tons), which consists of two handysize bulkers and four tug-barge units. The fleet operates under long-term contracts with Tampa Electric (“TECO”) and The Mosaic Company (“Mosaic”), both of whom have maintained longstanding relationships with UOS that have spanned several decades.

The following is a tabular summary of the amounts recognized for assets acquired and liabilities assumed:

Amount Recognized as of Acquisition Date
Description	(Dollars in Thousands)
Working Capital including Cash Acquired	$8,512
Inventory	6,510
Property, Plant, & Equipment	60,037
Identifiable Intangible Assets	45,131
Total Assets Acquired	120,190
Misc. Payables & Accrued Expenses	(5,469)
Other Long Term Liability	(1,945)
Total Liabilities Assumed	(7,414)
Net Assets Acquired	112,776
Total Consideration Transferred	(114,717)
Goodwill*	$1,941

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

The following unaudited pro forma results present consolidated information as if the UOS acquisition had been completed as of January 1, 2012. The pro forma results include the amortization associated with the acquired intangible assets, interest expense associated with the debt used to fund a portion of the acquisition, the impact of fair value adjustments such as depreciation adjustments related to property, plant and equipment. The pro forma results should not be considered indicative of the results of operations or financial position of the combined companies had the acquisition been consummated as of January 1, 2012, and are not necessarily indicative of results of future operations of the company.

The pro forma combined financial statements do not include the realization of any cost savings from anticipated operating efficiencies, synergies, or other restructuring activities which might result from the acquisition. The following table sets forth the pro forma revenues, net earnings attributable to ISH, basic net earnings per share and fully diluted net earnings per share attributable to ISH common stockholders for nine months ended September 30, 2012, (unaudited and in thousands, except share amounts):

	Three Months Ending	Nine Months Ending
	September 30, 2012	September 30, 2012
	Pro Forma	Pro Forma
Revenues	$82,270	$246,809
Net earnings attributable to ISH	$7,691	$23,074
Net earnings per share attributable to ISH common stockholders:
Basic	$3.20	$3.21
Diluted	$3.20	$3.20
Weighted average shares of common stock outstanding
Basic	7,203,860	7,192,818
Diluted	7,220,901	7,208,886

Frascati Shops, Inc. and Tower, LLC Acquisition

On August 6, 2012, (“the acquisition date”) we acquired the common stock and membership interest of Frascati Shops, Inc. (“FSI”) and Tower LLC, (“Tower”), respectively. The total consideration of approximately $4.5 million consisted of a $623,000 cash payment, the assumption of $3.5 million in debt, which was repaid in full in 2012 and $383,000 in miscellaneous payables. In third quarter of 2012, acquisition expenses of approximately $40,000 related to legal fees incurred in due diligence were reflected in our statements of income as “Administrative and General Expenses”. FSI and Tower own and operate a certified rail-car repair facility near the port of Mobile, Alabama. The pro forma effect of this acquisition was not material.

The following is a tabular summary of the amounts recognized for assets acquired and liabilities assumed:

Amount Recognized as of Acquisition Date
Description	(Dollars in Thousands)
Working Capital including Cash Acquired	$18
Inventory	231
Property, Plant, & Equipment	3,411
Identifiable Intangible Assets	490
Total Assets Acquired	4,150
Misc. Payables & Accrued Expenses	(412)
Long Term Debt	(3,490)
Deferred Tax Liability	(453)
Total Liabilities Assumed	(4,355)
Net Liabilities Assumed	(205)
Total Consideration Transferred	(623)
Goodwill*	$828

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

Note 3.  Changes in Accounting Estimates

Based on company policy, we review the reasonableness of the salvage values for our fleet every three years based on the most recent three year average price of scrap steel per metric ton. In the first quarter of 2012 we reviewed and adjusted the salvage values on eight of our vessels, based on the material change in the market value of scrap steel. The adjustments resulted in increasing the salvage values and reducing our depreciation expense on these eight vessels by approximately $3.8 million annually. This adjustment increased both our pre-tax and net income by $2,835,000, or $0.39 per share, for the nine months ended September 30, 2012. Due to the company being in a valuation allowance position there was no impact on income taxes.

In the first quarter of 2013, after a third party review, management extended the life of two foreign flag special purpose RO/RO vessels operating in our Rail Ferry segment. This decision was based on ongoing maintenance, including steel work that will allow the vessels to operate until 2025. The change in the life of the vessels will result in reducing our depreciation expense on these two vessels by approximately $1.1 million annually. This adjustment increased both our pre-tax and net income by $811,000, or $0.11 per share, for the nine months ended September 30, 2013. In addition, we extended the economic life of both the Mobile, Alabama and Coatzacoalcos, Mexico rail terminals’ leasehold improvements due to contractual extensions of the term of the rail terminal operating agreement. The amortization periods were extended on both terminal leasehold improvements for five years. The impact of these extensions to our pre-tax and net income was $811,000, or $0.11 per share for the nine months ended September 30, 2013.

Note 4.  Out of Period Adjustment

In July of 2011, Oslo Bulk AS (“Oslo”), an entity in which we then held a 25% equity interest and account for under the equity method, entered into an interest rate swap to reduce its exposure to variable interest rates on its outstanding debt. We incorrectly accounted for the derivative by reporting our 25% share of the change in fair value of the derivative in the statement of operations under the caption “Equity in Net (Loss) Income of Unconsolidated Entities” from inception of the swap to December 31, 2011, rather than accounting for the change in fair value as a component of comprehensive income. The change in fair value recorded in the third and fourth quarters of 2011 resulted in an aggregate loss of approximately $674,000. As a result of this error, we recorded an out of period (“OOP”) adjustment during the three months ended June 30, 2012 to correct the $674,000 aggregate loss that was previously recorded in 2011, and $42,000 that was previously recorded in the first quarter of 2012. The correction of these amounts was recorded in "Other Comprehensive Income". We also recorded a $324,000 negative OOP adjustment related to net charter revenues that were not previously recorded on a straight-line basis in prior periods from 1999 to 2011, and a $239,000 positive OOP adjustment related to the termination of a lease on one of our PCTC vessels in the third quarter of 2011. The net impact of these OOP adjustments was a $85,000 decrease to pre-tax income and a $631,000 increase to net income. We evaluated the impact of the OOP adjustments on the results of our previously issued financial statements for each of the periods affected and concluded that the impact was not material.  We also evaluated the impact of correcting the cumulative effect of the OOP adjustments in 2012 and concluded that the impact was not material to our actual results for 2012. Accordingly, a net adjustment of $631,000 was recorded to correct the OOP errors in the three month period ended June 30, 2012.

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
• Other

Our six operating segments, Jones Act, Pure Car Truck Carriers, Dry Bulk Carriers, Rail-Ferry, Specialty Contracts, and Other are distinguished primarily by the market in which the segment assets are deployed, the physical characteristics of those assets, and the type of services provided to our customers. We report in the Other category the results of several of our subsidiaries that provide ship and cargo charter brokerage, ship management services and agency services to our operating subsidiaries as well as third party customers.  Also included in the Other category are corporate related items, results of insignificant operations, and income and expense items not allocated to the other reportable segments. We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which the vessels within the segment operate.

We allocate interest expense to the segments in proportion to the fixed assets (defined as the carrying value of vessels, property, and other equipment) within each segment.  Additionally, we allocate the results of our unconsolidated entities, Oslo Bulk, AS, Oslo Bulk Holding Pte. Ltd., and Terminales Transgolfo, S.A. de C.V., to the Dry Bulk Carriers and Rail-Ferry results.  We do not allocate to our segments; administrative and general expenses, (loss) gain on sale of other assets, derivative (income) loss, income taxes, gain on sale of investment, other income from vessel financing, investment income, and foreign exchange loss (gain).  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to our operating companies. Finally, we use “gross voyage profit” as the chosen measure for our segments’ profitability to assist in monitoring and managing our business.

The following table presents information about segment profit and loss for the three months ended September 30, 2013 and 2012:

RESULTS OF OPERATIONS

three MONTHS ENDED september 30, 2013

COMPARED TO THE three MONTHS ENDED september 30, 2012

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2013
Fixed Revenue	$31,003	$14,843	$919	$-	$7,928	$-	$54,693
Variable Revenue	-	7,990	4,634	10,419	227	(25)	23,245
Total Revenue from External Customers	31,003	22,833	5,553	10,419	8,155	(25)	77,938
Intersegment Revenues (Eliminated)	-	-	-	-	-	(5,519)	(5,519)
Intersegment Expenses Eliminated	-	-	-	-	-	5,519	5,519
Voyage Expenses	24,400	19,728	4,801	8,494	7,602	(193)	64,832
Loss of Unconsolidated Entities	-	-	315	45	-	-	360
Gross Voyage Profit	$6,603	$3,105	$437	$1,880	$553	$168	$12,746

Gross Voyage Profit Margin	21%	14%	8%	18%	7%	(672)%	16%

2012
Fixed Revenue	$7,544	$15,562	$2,211	$-	$8,088	$-	$33,405
Variable Revenue	-	14,864	5,047	7,532	-	314	27,757
Total Revenue from External Customers	7,544	30,426	7,258	7,532	8,088	314	61,162
Intersegment Revenues (Eliminated)	-	-	-	-	-	(4,664)	(4,664)
Intersegment Expenses Eliminated	-	-	-	-	-	4,664	4,664
Voyage Expenses	5,915	22,640	5,373	6,868	4,690	(92)	45,394
(Income) Loss of Unconsolidated Entities	-	-	(250)	166	-	-	(84)
Gross Voyage Profit	$1,629	$7,786	$2,135	$498	$3,398	$406	$15,852

Gross Voyage Profit Margin	22%	26%	29%	7%	42%	129%	26%

The following table presents information about segment profit and loss for the nine months ended September 30, 2013 and 2012:

RESULTS OF OPERATIONS

NINE MONTHS ENDED september 30, 2013

COMPARED TO THE NInE MONTHS ENDED september 30, 2012

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2013
Fixed Revenue	$90,581	$48,043	$2,457	$-	$21,519	$-	$162,600
Variable Revenue	-	27,755	12,183	29,115	2,253	53	71,359
Total Revenue from External Customers	90,581	75,798	14,640	29,115	23,772	53	233,959
Intersegment Revenues (Eliminated)	-	-	-	-	-	(16,557)	(16,557)
Intersegment Expenses Eliminated	-	-	-	-	-	16,557	16,557
Voyage Expenses	72,106	63,574	14,688	23,894	22,100	(431)	195,931
Loss of Unconsolidated Entities	-	-	653	52	-	-	705
Gross Voyage Profit (Loss)	$18,475	$12,224	$(701)	$5,169	$1,672	$484	$37,323

Gross Voyage Profit Margin	20%	16%	(5)%	18%	7%	913%	16%

2012
Fixed Revenue	$19,372	$52,577	$7,080	$-	$28,176	$-	$107,205
Variable Revenue		40,181	12,274	26,127	514	385	79,481
Total Revenue from External Customers	19,372	92,758	19,354	26,127	28,690	385	186,686
Intersegment Revenues (Eliminated)	-	-	-	-	-	(13,995)	(13,995)
Intersegment Expenses Eliminated	-	-	-	-	-	13,995	13,995
Voyage Expenses	17,197	70,046	13,931	23,018	19,219	(165)	143,246
(Income) Loss of Unconsolidated Entities	-	-	(910)	245	-	-	(665)
Gross Voyage Profit	$2,175	$22,712	$6,333	$2,864	$9,471	$550	$44,105

Gross Voyage Profit Margin	11%	24%	33%	11%	33%	143%	24%

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

	Three Months Ended September 30,		Year to date as of September 30,
	2013	2012	2013	2012
Revenues	$77,938	$61,162	$233,959	$186,686

Voyage Expenses	64,832	45,394	195,931	143,246
Net Loss (Income) of Unconsolidated Entities	360	(84)	705	(665)

Gross Voyage Profit	12,746	15,852	37,323	44,105

Vessel Depreciation	6,130	6,100	17,705	18,180
Other Depreciation	17	9	51	9

Gross Profit	6,599	9,743	19,567	25,916

Other Operating Expenses:
Administrative and General Expenses	4,994	5,643	16,597	15,871
Loss (Gain) on Sale of Other Assets	6	3	6	(4,463)
Net (Income) Loss of Unconsolidated Entities	(360)	84	(705)	665
Total Other Operating Expenses	4,640	5,730	15,898	12,073

Operating Income	$1,959	$4,013	$3,669	$13,843

Note 6.  Gain on Sale of Other Assets

In March 2012, we sold two of our Pure Car Truck Carriers (“PCTC”). We received total gross proceeds of $73.9 million and realized a gain of $3.8 million. These proceeds were partially used to pay down approximately $36.1 million of debt.

In the second quarter of 2012 we also included under this line item in our condensed consolidated statements of operations the recognition of deferred gains of approximately $239,000 and $430,000 related to the purchase of one of our PCTC vessels and one molten-sulphur carrier, respectively. See Note 4 (Out of Period Adjustments) for details related to the gain on the purchase of the PCTC vessel. Details of the gain on the purchase of the molten-sulphur carrier and its future sale are disclosed in Note 11 (Sale and Leaseback Transactions). Both vessels were purchased as a result of early buy-outs of lease agreements.

Note 7.  Unconsolidated Entities

The following table summarizes our equity in net (loss) income of unconsolidated entities for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Amounts in thousands)
Oslo Bulk, AS	$(193)	$224	$(290)	$1,123
Oslo Bulk Holding Pte. Ltd. (formerly Tony Bulkers)	(122)	26	(363)	(213)
Terminales Transgolfo, S . A . de C . V .	(45)	(166)	(52)	(245)
Total Equity in Net (Loss) Income of Unconsolidated Entities	$(360)	$84	$(705)	$665

These investments have been accounted for under the equity method and our portion of their earnings or losses is presented net of any applicable taxes on our condensed consolidated statements of income under the caption: "Equity in Net (Loss) Income of Unconsolidated Entities (Net of Applicable Taxes).”

Note 8.  Income Taxes

We recorded a tax provision of $18,000 on our $1.8 million of loss before taxes and equity in net income of unconsolidated entities for the three months ended September 30, 2013. For the three months ended September 30, 2012 our income tax benefit was $396,000 on our $1.3 million of income before taxes and equity in net income of unconsolidated entities. These provision amounts represent tax on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime and foreign tax withholdings.

We established a valuation allowance against deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred tax assets generated primarily by net operating loss carry forwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We continue to evaluate the need for a valuation allowance on an annual basis and have ascertained that in the quarter it can be determined UOS contract revenues can reasonably expected to be earned beyond 2014 the deferred income tax assets of $10.7 million should become realizable and the valuation allowance would be reversed in that quarter.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013		2012
Numerator
Net (Loss) Income	$(2,222)		$1,782	$1,290		$10,422
Preferred Stock Dividends	1,076		-	1,920		-
Net (Loss) Income Available to Common Stockholders	$(3,298)		$1,782	$(630)		$10,422

Denominator
Weighted Average Shares of Common Stock
Outstanding:
Basic	7,248,350		7,203,860	7,233,807		7,192,818
Plus:
Effect of dilutive restrictive stock	-	*	17,041	-	*	16,068
Diluted	7,248,350		7,220,901	7,233,807		7,208,886

Basic Earnings Per Common Share:
Net Income per share - Basic	$(0.46)		$0.25	$(0.09)		$1.45

Net Income per share - Diluted:	$(0.46)		$0.25	$(0.09)		$1.45

* There are 63,161 and 35,695 incremental shares not included due to the fact it would be anti-dilutive for the three months and nine months ended September 30, 2013, respectively.

Note 10.  Inventory

Spare parts and warehouse inventories are stated at the lower of cost or market based on the first-in, first-out method of accounting. Fuel inventory is based on the average inventory method of accounting. As of September 30, 2013 and December 31, 2012, our inventory balances were approximately $11.3 million and $11.8 million, respectively. Our inventory consists of three major classes, the break out of which is included in the following table:

(All amounts in thousands)	September 30,	December 31,
Inventory Classes	2013	2012
Spare Parts Inventory	$4,481	$3,652
Fuel Inventory	4,380	4,633
Warehouse Inventory	2,428	3,562
	$11,289	$11,847

Note 11.  Leases

Direct Financing Leases

In 1999 we entered into a charter which qualified as a direct financing lease with an expiration date of May 2019. We sold this PCTC with the contract expiring in 2019 to a third party in the first quarter of 2012.

In 2005, we entered into a charter which qualified as a direct financing lease with an expiration date of October 2015.  In the first quarter of 2013, an Addendum was executed to the Time Charter of one of our PCTC’s which, in part, extended the Time Charter for a further period of time.  Because this Addendum was substantive, we reassessed the Time Charter classification resulting in the Time Charter being reclassified from a direct financing lease to an operating lease. The book value of the asset as of  June 30, 2013 was $16.2 million and is now presented in the Vessel, Property, and Other Equipment, section of the balance sheet and is being depreciated over the remaining estimated useful life of the vessel.

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

Early Lease Buy-Out

In conjunction with the acquisition of UOS in November 2012, we acquired the rights to various vessels, including a tug/barge unit leased to UOS through December 2013. At the end of the lease term, the acquired lease provided UOS with a purchase option permitting UOS to purchase both the tug and barge. Prior to the closing of the acquisition, UOS exercised the purchase option through a legally binding agreement. We acquired the lease agreement as part of the acquisition of UOS, including the binding purchase commitment, and were therefore obligated to purchase the unit. On September 25, 2013 we concluded the purchase of the tug/barge unit.

Office Leases

On September 19, 2013, we executed a five year lease agreement for office space in Tampa, Florida.  These offices serve the employees of UOS and are located in the same building as the previous UOS lease agreements. The lease calls for graduated payments that will be straight-lined over the 60 month term of the lease. In addition to the Tampa office, we signed a new two year lease agreement for our Shanghai, China office space. This lease is effective October 1, 2013 through September 30, 2015. For a complete update on our obligations and commitments, see page 57 of the Liquidity and Capital Resource section of our Management’s Discussion and Analysis.

Note 12.  Goodwill and Other Intangible Assets

Our goodwill increased by $71,000 during the first quarter of 2013 due to the post-closing purchase price adjustment payments relating to our acquisitions of UOS and FSI.  As part of the acquisition of UOS, we acquired the rights to purchase a tug/barge unit. In applying purchase accounting, an intangible asset was established based on favorable contractual lease payments as compared to market rates and another intangible asset was established based on a comparison of the contractual early buy-out purchase price as compared to the estimated fair value at the end of the lease term. As a result of the early buy-out in September 2013, we reclassified $11.3 million of intangible assets related to the favorable early buy-out to the new cost basis of the tug/barge unit.

Amortization expense was $1.5 million and $643,875 for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, amortization expense was $4.6 million and $1.9 million, respectively. The following table presents details of goodwill and other intangible assets as of September 30, 2013:

(all amounts in thousands)
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Reclassified	Net Carrying Amount
Indefinite Life Intangibles
Goodwill (1)		$2,771	$-	$-	$2,771

Total Indefinite Life Intangibles		$2,771	$-	$-	$2,771

Definite Life Intangibles

Trade names - FSI	240 months	$65	$(4)	$-	$61
Trade names - UOS	96 months	1,805	(188)	-	1,617
Customer Relationships - FSI	240 months	425	(24)	-	401
Customer Relationships - UOS	96 months	30,928	(3,222)	-	27,706
Favorable Lease - UOS	13 months	1,071	(1,071)	-	-
Favorable Lease - UOS EBO		11,328	-	(11,328)	-
Favorable Charter - Dry Bulk Cape Holding, Inc.	24 months	5,151	(5,151)	-	-

Total Definite Life Intangibles		$50,773	$(9,660)	$(11,328)	$29,785

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2013, segregated by the above-described levels of valuation inputs:

(Amounts in thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Derivative Assets	$-	$55	$-	$55
Derivative Liabilities	$-	$(4,576)	$-	$(4,576)

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at September 30, 2013 and December 31, 2012. We estimated the fair value of our variable rate long-term debt at September 30, 2013, including current maturities, to equal the carrying value due to the variable rate nature of the debt as well as to the underlying value of the collateral. Credit risk has also been considered and has been determined to not be a material factor.

Note 14.  Derivative Instruments

We use derivative instruments to manage certain foreign currency and interest rate risk exposures. We do not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of our derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and the occurrence of certain transactions.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which was $4.5 million in the aggregate for all of our contracts, with $342,000 of posted collateral as of September 30, 2013.  The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss, net of taxes, was $5.1 million as of September 30, 2013 and $7.4 million as of December 31, 2012.

The notional and fair value amounts of our derivative instruments as of September 30, 2013 were as follows (in thousands):

		Asset Derivatives		Liability Derivatives
		2013		2013
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
As of September 30, 2013	Amount	Location		Location
Interest Rate Swaps - L/T*	$51,140		$-	Other Liabilities	$(4,239)
Foreign Exchange Contracts	300	Other Current Assets	34
Foreign Exchange Contracts	1,200	Other Assets	21		-
Foreign Exchange Contracts	2,400			Current Liabilities	(337)
Total Derivatives designated as hedging instruments	$55,040	-	$55	-	$(4,576)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $51,140,065 (based on a Yen to USD exchange rate of 98.24 as of September 30, 2013).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $17,000 loss for the quarter ended September 30, 2013 and this amount was reflected in earnings. The fair value balance as of September 30, 2013, includes a negative $717,151 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income for the nine months ended September 30, 2013 was as follows:

	Gain(Loss) Recognized in OCI	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of Gain(Loss) Reclassified from AOCI to Income	Loss Recognized in Income from Ineffective portion
	2013		2013	2013
Interest Rate Swaps	$2,461	Interest Expense	$1,309	$486
Foreign Exchange Contracts	(172)	Other Revenues	(14)	-
Total	$2,289		$1,295	$486

Interest Rate Swap Agreements

We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on the balance sheet. Currently, our interest rate swap is accounted for as an effective cash flow hedge.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income. In July 2013, we settled and terminated an interest rate swap contract which was in conjunction with an early pay-off at the closing of our new US Flag Credit Facility. The settlement amount that we paid was approximately $757,000 and is included in the net loss number of $486,000 noted above.

As of September 30, 2013, we had the following interest rate swap contract outstanding:

Effective	Termination	Current
Date	Date	Notional Amount	Swap Rate	Type

3/15/2009	9/15/2020	51,140,065	2.065%	Variable-to-Fixed
Total:		$51,140,065

*Notional amount converted from Yen at September 30, 2013 at a Yen to USD exchange rate of 98.24

Foreign Exchange Rate Risk

In May 2012, we entered into a foreign exchange contract to hedge certain firm foreign currency purchase commitments. The first was for Mexican Pesos for $700,000 U.S. Dollar equivalents at an exchange rate of 14.5700 which expires in December, 2013. In August, 2013, we entered into a forward purchase Mexican Peso contract which expires in 2014. The contract was for $1,200,000 U.S. Dollar equivalents at an exchange rate of 13.6103.   Our Mexican Peso foreign exchange contracts represent 50% of our projected Peso exposure. Our estimated monthly exposure is equivalent to approximately $200,000 in U. S. Dollars.

In December, 2012 we entered into two forward purchase Yen contracts which expires at the end of 2013. The first contract was for Japanese Yen for $1.5 million U.S. Dollar equivalents at an exchange rate of 85.27 which expired in September, 2013 and the second was for Japanese Yen for $1.5 million U.S. Dollar equivalents at an exchange rate of 85.16 which expires in December, 2013. Our Japanese Yen foreign exchange contract represents approximately 3.76% of our projected Yen exposure.

In January 2013, we entered into a forward purchase Indonesian Rupiah contract which expires in December 2013. The contract was for $3,300,000 U.S. Dollar equivalents at an exchange rate of 9910.  Our Indonesian Rupiah foreign exchange contract represents approximately 80% of our projected Rupiah exposure. Our estimated monthly exposure is equivalent to approximately $350,000 to $375,000 in U. S. Dollars.

The following table summarizes the notional current values as of September 30, 2013, of these contracts:

Transaction Date	Type of Currency	Amount Available in Dollars	Effective Date	Expiration Date
May-12	Peso	$300	Jan-13	Dec-13
Dec-12	Yen	1,500	Dec-12	Dec-13
Jan-13	Rupiah	900	Jan-13	Dec-13
Aug-13	Peso	1,200	Jan-14	Dec-14
		$3,900

Note 15. US Flag Senior Credit Facility

On September 24, 2013, we entered into a US Flag senior secured credit facility. The Credit Facility matures on September 24, 2018 and includes a term loan facility in the principal amount of $45 million and a revolving credit facility (“LOC”) in the principal amount up to $50 million. The LOC facility includes a $20 million sublimit for the issuance of standby letters of credit and a $5 million sublimit for swingline loans.  As of September 24, 2013, the Credit Facility had four lenders, each with commitments ranging from $15 million to $30 million. The facility carries an accordion feature, whereby an additional term loan up to $50 million may be advanced subject to certain financial requirements.

In conjunction with entering into the new Credit Facility, we used the Credit Facility to refinance and retire all indebtedness outstanding under our previously-existing LOC facility scheduled to expire in September 2014 and our five-year variable rate financing agreement we entered into on November 30, 2012.  As a result, both the old LOC facility and the old five-year variable rate facilities were terminated concurrently with the establishment of the new Credit Facility. The total amount paid off was approximately $46.6 million with $21.0 million of this amount drawn from the new LOC.

We categorized this refinancing as a debt extinguishment. The total fees associated with this facility included $1.4 million of bank fees and $148,000 of third party fees. All bank fees associated with the term loan facility were expensed during the third quarter of 2013, while all the fees associated with new LOC facility will be amortized and expensed over the term of the Credit Facility. Approximately $800,000 was expensed in the third quarter of 2013.

For an update on our obligations and commitments see page 57 of the Liquidity and Capital Resource section of our Management’s Discussion and Analysis.

Note 16. Long-Term Debt

Long-term debt consisted of the following:

( in thousands)		Interest Rate			Total Principal Due
		September 30,	December 31,	Maturity	September 30,	December 31,
Description		2013	2012	Date	2013	2012
Secured:
Notes Payable – Variable Rate	1	0.0000%	2.0600%		$-	$12,666
Notes Payable – Variable Rate		2.5326%	2.5590%	2017	11,942	13,436
Notes Payable – Variable Rate	2,5	0.0000%	2.7090%		-	30,000
Notes Payable – Variable Rate		2.76-2.77%	2.81-2.85%	2018	46,000	48,760
Notes Payable – Variable Rate	3	2.7525%	2.8090%	2018	16,320	18,896
Notes Payable – Variable Rate	3	2.7647%	2.8158%	2018	16,965	17,908
Notes Payable – Variable Rate		2.9181%	2.9810%	2018	13,490	15,620
Notes Payable – Variable Rate	4	3.7150%	1.8314%	2020	34,565	42,089
Notes Payable – Variable Rate	5	3.7496%	0.0000%	2018	45,000	-
Unsecured Line of Credit-Old	6	0.0000%	3.9500%		-	38,255
Secured Line of Credit-New	5	3.6800%		2018	21,000	-
					205,282	237,630
		Less Current Maturities			(19,164)	(26,040)
					$186,118	$211,590

1.

We had an interest rate swap agreement in place to fix the interest rate on our variable rate note payable expiring in 2015 at 4.41%.  Upon early repayment of approximately $13.3 million to close this credit facility, the interest rate swap was settled and terminated.

2.

We entered into a variable rate financing agreement with Capital One N.A. on November 30, 2012 for a five year facility totaling $30 million to finance a portion of the acquisition of UOS.  This facility was fully drawn prior to the end of 2012. Upon execution of the new US Senior Credit Facility, this credit facility was paid off in full. The early pre-payment amount was approximately $25.5 million.

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

5.

On September 24, 2013, we entered into a senior secured Credit Facility. The Credit Facility matures on September 24, 2018 and includes a term loan facility in the principal amount of $45 million and a LOC in the principal amount of $50 million. The LOC facility includes a $20 million sublimit for the issuance of standby letters of credit and a $5 million sublimit for swingline loans.  As of September 24, 2013, the Credit Facility had four lenders, each with commitments ranging from $15 million to $30 million.

6.

Effective November 28, 2012, our revolving credit facility was increased from $30 million to $42 million to provide additional funds for working capital purposes. This revolver was considered fully drawn at December 31, 2012 and the $12 million increase was fully repaid in January 2013. On June 28, 2013 our revolving facility availability was increased from $30 million to $35 million for working capital purposes. The amount drawn at June 30, 2013 was $31.0 million, with $3.7 million used as collateral for various letters of credit. The net weighted average interest rate on all of our long-term debt after consideration of the effect of our interest rate swaps at June 30, 2013 and December 31, 2012 was 3.3275% and 3.2645%, respectively. This unsecured line of credit agreement was paid off with execution of the new secured credit facility on September 24, 2013.

During the second quarter of 2013, we deposited $9.8 million in association with a covenant with the ING Bank N.V., London Branch for a minimum fair market value of these Dry Bulk Vessels to loan balance. We believe from the current appraisals received that approximately $7.3 million of this deposit will be returned due to increased vessel valuations.

Our debt agreements, among other things, impose defined minimum working capital, minimum liquidity, and net worth requirements, impose leverage requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.  As of September 30, 2013, we met all of the financial covenants under our various debt agreements, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios.

In addition to the restrictions under our new Credit Facility, certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We have consistently remained in compliance with this provision of these loan agreements.

Note 17. Preferred Stock

Series A Issuance

On February 21, 2013, we sold 250,000 shares of our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $1.00 par value per share, with a liquidation preference of $100.00 per share.

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series A Preferred Stock are payable at a rate of 9.50% per annum per $100.00 liquidation preference per share, starting from the date of original issue, February 21, 2013.  Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30, beginning on April 30, 2013.  However, the dividends are payable only if declared by our board of directors and must come from funds legally available for dividend payments.  On April 10, 2013, the Board of Directors declared a dividend of $1.79 per share on our Series A Preferred Stock which was paid on April 30, 2013.  On July 17, 2013 the Board of Directors declared a dividend of $2.375 per share which was paid on July 30, 2013. On October 8, 2013, the Board of Directors declared a dividend of $2.375 per share on our Series A Preferred Stock for the preferred stockholders of record as of October 29, 2013, which was paid on October 30, 2013.  As of September 30, 2013 we had no accumulated unpaid dividends for our Series A preferred stock.

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

Net proceeds from the issuance of the Series A Preferred Shares were approximately $23.4 million, net of underwriter discounts and related costs totaling approximately $1.6 million.

Series B Issuance

On August 1, 2013, we sold 316,250 shares of our 9.00% Series B Cumulative Redeemable Perpetual Preferred Stock, $1.00 par value per share, with a liquidation preference of $100.00 per share, including 41,250 shares sold pursuant to an over-allotment option granted to the underwriters for the offering.

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series B Preferred Stock are payable at a rate of 9.00% per annum per $100.00 liquidation preference per share, starting from the date of original issue, August 1, 2013. Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30, beginning on October 30, 2013. However, the dividends are payable only if declared by our board of directors and must come from funds legally available for dividend payments.  On October 8, 2013, the Board of Directors declared a dividend of $2.25 per share on our Series B Preferred Stock for the preferred stockholders of record as of October 29, 2013, which was paid on October 30, 2013.  As of September 30, 2013 we had no accumulated unpaid dividends for our Series B preferred stock.

Commencing on October 30, 2018, we may redeem, at our option, the Series B Preferred Shares, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date.  If at any time a “Change of Control” occurs, we will have the option to redeem the Series B Preferred Shares, in whole, within 120 days after the date of the Change of Control at the same cash redemption price.  The Series B Preferred Shares have no stated maturity, will not be subject to any sinking fund or other mandatory redemption, and will not be convertible into or exchangeable for any of our other securities.

Holders of the Series B Preferred Shares generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series B Preferred Shares are in arrears for six or more consecutive or non-consecutive quarters, and under certain other limited circumstances.

Net proceeds from the issuance of the Series B Preferred Shares were approximately $30.0 million, net of underwriter discounts and related costs totaling approximately $1.6 million.

Note 18.  Stockholders’ Equity

A summary of the changes in Stockholders’ equity for the nine months ended September 30, 2013 is as follows:

Stockholders'
(Amounts in thousands)	Equity
Balance December 31, 2012	$262,299
Net Income	1,290
Issuance of Preferred Stock	53,336
Common Stock Dividends	(5,485)
Preferred Stock Dividends	(1,041)
Unrealized Foreign Currency Translation Gain	(61)
Net Change in Fair Value of Derivatives	2,289
Net Change in Funding Status of Defined Benefit Plan	927
Stock-based compensation expense (net of forfeited shares)	648
Balance September 30, 2013	$314,202

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the three months ended September 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2013 - July 31, 2013	-	-	-	285,377
August 1, 2013 - August 31, 2013	-	-	-	285,377
September 1, 2013 - September 30, 2013	-	-	-	285,377

Dividend Payments

During the nine months ended September 30, 2013, we paid cash dividends in respect to our common stock as follows:

(Amounts in Thousands Except per Share Data )				Total
		Per Share		Dividend
Record Date	Payment Date	Amount		Paid
19-Feb-13	4-Mar-13	$0.25		$1,803
11-Mar-13	13-Mar-13	$1.00	*	23
23-Apr-13	29-Apr-13	$1.00	*	6
7-May-13	8-May-13	$1.00	*	29
16-May-13	3-Jun-13	$0.25		1,812
16-Aug-13	4-Sep-13	$0.25		1,812
				$5,485

*During the first quarter and second quarter of 2013, we paid an additional $23,000 and $35,000 respectively, in cash dividends related to unvested stock awards that was previously accrued. Upon vesting of these shares of restricted stock, these cash dividends were disbursed to the holders of those restricted shares.

During the nine months ended September 30, 2013, we paid cash dividends in respect of our Series A Cumulative Perpetual Preferred Stock as follows:

(Amounts in Thousands Except per Share Data )				Total
			Per Share	Dividend
Record Date	Series	Payment Date	Amount	Paid
29-Apr-13	A	30-Apr-13	$1.79	$447
29-Jul-13	A	30-Jul-13	$2.375	594
				$1,041

Note 19.  Stock Based Compensation

General

We grant stock awards to key executive personnel and to our independent Board of Directors. For further details, see below:

On May 7, 2012, we granted 65,500 restricted stock units payable in shares of our common stock, $1.00 par value per share, to ten key individuals.  The grants consisted of three tranches of restricted stock units (“RSUs”) – Time-Based RSUs, Absolute Performance-Based RSUs, and Relative Performance-Based RSUs.  If we attain certain performance targets, the 65,500 RSUs could have resulted in us issuing up to 81,188 shares of our stock.  As of September 30, 2013, 57,401 shares have been issued and we have a remaining 10,000 RSUs that have not been issued.  If we attain certain performance targets at the end of 2014, the 10,000 RSUs could result in us issuing up to 11,500 shares of our stock.

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

The fair value of the service based awards was calculated based on the closing market price of our stock as of the grant date times the number of RSUs issued with no forfeitures assumed. For our 2013 awards and 2012 awards, we used the closing market price of our stock on April 23, 2013 and on May 7, 2012 which was $17.66 and $19.35 per share, respectively. The performance based RSUs are subject to vesting upon two different performance metrics: an absolute performance metric based on targeted earnings per share and a relative performance metric based on our total stockholder return over a given period as measured against that of the other companies in the Russell 2000 index.  In order to calculate the fair value of our absolute performance RSUs, we multiplied the closing market price of our stock as of the grant date times the number of RSU’s issued with no forfeitures assumed. For our 2013 awards and 2012 awards, we used the closing market price of our stock on April 23, 2013 and on May 7, 2012 which was $17.66 and $19.35 per share, respectively. We measured our related performance RSUs based on market conditions and were accounted for and measured differently from an award that has a performance or service feature. The effect of a market condition is reflected in the award’s fair value on the grant date. In order to derive the fair value of these awards, a Monte-Carlo simulation statistical technique was used to simulate our future stock prices and the components of the Russell 2000 Index. The stock prices were based upon the risk-free rate of return, the volatility of each entity, and the correlation of each entity with the Russell 2000 Index. We multiplied our ending simulated stock price by the payout percentage to determine a projected payout at the end of the performance period. The ending payout was then discounted, using the risk-free rate of return, to the grant date to determine the grant date fair value. Since both the 2013 and 2012 awards provided for both one year vesting (top four named executive officers) and three year vesting (all other award recipients), a fair value was calculated separately for the one and three year awards for each year. The following assumptions were used:

	2013 Awards		2012 Awards
	1 Year Vest	3 Year Vest	1 Year Vest	3 Year Vest

Stock Price	$17.66	$17.66	$19.35	$19.35
Expected Volatilities	33.5%	37.03%	44.31%	40.50%
Correlation Coefficients	0.4729	0.6254	0.719	0.6938
Risk Free Rate	0.1%	0.31%	0.16%	0.34%
Dividend Yield	5.7%	5.70%	5.17%	5.17%
Simulated Fair Value	$15.33	$16.57	$17.73	$18.88
Fair Value as a % of Grant	86.81%	93.83%	91.63%	97.57%

Our operating results, net income and net income before taxes for the periods set forth below include (i) the following amounts of compensation expense associated with the stock grants and RSUs and (ii) the related reductions in earnings per share:

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Stock-Based Compensation
Expense:
Stock Grants to Directors & Officers	$30,000	$30,000	$90,000	$390,000
RSUs Awards to Officers	$272,000	$307,000	$933,000	$491,000
Related Reduction in
Earnings Per Share [1]	(0.03)	(0.05)	(0.09)	(0.12)

[1] Same for basic and diluted earnings per share

Stock Awards

On January 15, 2013, our independent Directors received unrestricted stock awards of an aggregate of 6,708 shares from the 2011 Stock Incentive Plan (“the Plan”).  For the nine months ended September 30, 2013, our net income reflected $90,000 of stock-based compensation expense charges, exclusive of expense related to the RSUs discussed below, which had no effect on either basic or diluted earnings per share.

A summary of the activity for stock awards during the nine months ended September 30, 2013 is as follows:

	2013
	Shares	Weighted Average Fair Value Per Share
Non-vested - December 31, 2012	-	-
Unrestricted Shares Granted	6,708	$ 17.89
Shares Vested	(6,708)	$ 17.89
Shares Forfeited	-	-
Non-vested - September 30, 2013	-	-

Restricted Stock Units

For three months ended September 30, 2013 and 2012, our net income reflected $272,000 and $307,000, respectively, of RSU stock-based compensation expense charges.  For the nine months ended September 30, 2013 and 2012, stock-based compensation expense related to RSUs was $933,000 and $491,000, respectively.

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

Each of our Relative Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out in shares of our common stock based on how our total stockholder return for the three-year period (or the one-year period, for our top four executives) beginning January 1, 2012 compares relative to the total shareholder return of the companies comprising the Russell 2000 index for the same period or periods. For the year ended 2012, the Company ranked in the 27th percentile, which paid out 53% of the RSU’s granted or 5,300 shares vested on March 11, 2013 to two of our top four executives. An additional 1,788 shares vested on April 23, 2013 due to an accelerated vesting period applicable to two of our top four executives, any shares due under these RSUs will be paid out in the fiscal year following the end of the applicable performance period.  In all cases, vesting is contingent upon continued employment with the company.

2013 Grants

Our Time-Based RSUs represent the right to receive one share of our common stock and will vest evenly over a three year period beginning in fiscal year 2014.  Each of our Absolute Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out based on our basic earnings per share for fiscal year 2013, with the actual number of shares of common stock received dependent on our level of achievement as measured against the performance level. The shares due under these RSUs will vest evenly over three years beginning in fiscal year 2014, except that the Absolute Performance-Based RSUs for our top four executives are subject to vesting in fiscal year 2014.

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

In all cases, vesting is contingent upon continued employment with the company. A summary of the activity for the restricted stock awards during the nine months ended September 30, 2013 is as follows:

	Number of RSU's	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2012	65,500	$ 21.48
Additional Awards Granted	8,188	19.35
Awards Granted	121,100	17.37
Awards Exercised	(57,402)	19.15
Awards Cancelled	(6,286)	18.02
Non-vested - September 30, 2013	131,100	$ 18.77

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

Note 20.  Changes in Accumulated Other Comprehensive Income

Changes in Accumulated  Other Comprehensive Income by Component

For the three months ending September 30, 2013

	Gains and Losses on Derivatives Fair Value *	Unrealized Translation Loss	Defined Benefit Pension Items	Total

Beginning balance June 30, 2013	$5,844	$104	$16,623	$22,571

Other comprehensive (loss) income
before reclassification	(3,275)	307	-	(2,968)

Amount reclassified from accumulated
other comprehensive income	2,495	-	(306)	2,189

Net current-period other
comprehensive income	(780)	307	(306)	(779)

Ending balance	$5,064	$411	$16,317	$21,792

*The fair value balance as of September 30, 2013, includes a negative $717,151 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Income

For the three months ending September 30, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Gains and losses on derivatives fair value

Interest rate contracts	$2,444	Interest expense
Foreign exchange contracts	51	Other revenues
	2,495	Total before tax
	-	Tax (expense) or benefit
	2,495	Net of tax

Amortization of defined benefit pension items

Prior service costs	(25)	A&G Expense
Actuarial losses	(281)	A&G Expense
Actuarial gains (losses)	-
	(306)	Total before tax
	-	Tax (expense) or benefit
	(306)	Net of tax

Total reclassifications for the period	$2,189	Net of tax

Changes in Accumulated  Other Comprehensive Income by Component

For the nine months ending September 30, 2013

	Gains and Losses on Derivatives Fair Value *	Unrealized Translation Loss	Defined Benefit Pension Items	Total

Beginning balance as of January 1, 2013	$7,352	$350	$17,244	$24,946

Other comprehensive (loss) income
before reclassification	(4,070)	61	-	(4,009)

Amount reclassified from accumulated
other comprehensive income	1,781	-	(927)	854

Net current-period other
comprehensive income	(2,289)	61	(927)	(3,156)

Ending balance	$5,064	$411	$16,317	$21,792

*The fair value balance as of September 30, 2013, includes a negative $717,151 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Income

For the nine months ending September 30, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Gains and losses on derivatives fair value

Interest rate contracts	$1,795	Interest expense
Foreign exchange contracts	(14)	Other revenues
	1,781	Total before tax
	-	Tax (expense) or benefit
	1,781	Net of tax
Amortization of defined benefit pension items

Prior service costs	(75)	A&G Expense
Actuarial losses	(852)	A&G Expense
	(927)	Total before tax
	-	Tax (expense) or benefit
	(927)	Net of tax

Total reclassifications for the period	$854	Net of tax

Note 21.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended September 30, 2013 and 2012:

	Pension Plan		Postretirement Benefits
( Amounts in Thousands)	Three Months Ended September 30,		Three Months Ended September 30,
Components of net periodic benefit cost:	2013	2012	2013	2012
Service cost	$124	$164	$6	$13
Interest cost	330	357	119	130
Expected return on plan assets	(560)	(497)	-	-
Amortization of prior service cost	(1)	(1)	25	(3)
Amortization of Net Loss	220	192	63	71
Net periodic benefit cost	$113	$215	$213	$211

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the nine months ended September 30, 2013 and 2012:

	Pension Plan		Postretirement Benefits
( Amounts in Thousands)	Nine Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:	2013	2012	2013	2012
Service cost	$504	$492	$18	$39
Interest cost	1,002	1,071	357	390
Expected return on plan assets	(1,674)	(1,491)	-	-
Amortization of prior service cost	(3)	(3)	75	(9)
Amortization of Net Loss	666	576	189	213
Net periodic benefit cost	$495	$645	$639	$633

We contributed $800,000 to our pension plan for the nine months ended September 30, 2013. We contributed an additional $800,000 on October 15, 2013.  We do not anticipate any additional contributions being made for the balance of 2013.

Note 22.  New Accounting Pronouncements

In January 2013, the Financial Accounting Standard Board (“FASB”) issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" to amend Accounting Standards Codification Topic 210, "Balance Sheet".  The amendment is to clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim and annual periods thereafter. We adopted ASU 2013-01 in the first quarter of 2013 and the application of the new requirements did not have a material effect on our operating results or financial position.

In February 2013, the Financial FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" to amend Accounting Standards Codification Topic 220, "Comprehensive Income".  The amendment requires an entity to provide information about the amounts reclassified out of other comprehensive income by component. Entities are also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under US GAAP that provide additional details about those amounts ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  We adopted ASU 2013-02 in the first quarter of 2013 and the application of the new requirements did not have a material effect on our operating results or financial position.

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

In March 2013, the FASB issued ASU 2013-05,“Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to amend Accounting Standards Codification Topic 830, “Foreign Currency Matters”. The objective of the amendments in this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the adoption of this standard.

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (a consensus of the FASB Emerging Issues Task Force), which permits the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate), in addition to the U.S. government rate (UST) and London Interbank Offered Rate (LIBOR), as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, Derivatives and Hedging. Entities should apply the ASU prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We are currently evaluating the adoption of this standard.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (a consensus of the FASB Emerging Issues Task Force), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. We are currently evaluating the adoption of this standard.

Note 23.  Subsequent Events

On October 1, 2013, we invested $2.7 million towards the acquisition of an equity interest in two-newly built chemical tankers scheduled to be delivered in the first quarter of 2014. We anticipate investing another $5.8 million upon delivery of the vessels.

On September 23, 2013, one of our wholly-owned subsidiaries entered into a bareboat charter agreement effective October 1, 2013, for one multi-purpose heavy lift dry cargo vessel. Immediately upon delivery of the vessel, the vessel was time-chartered out. Both the bareboat charter in and time-charter out agreements expire on May 1, 2015.

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

Such forward-looking statements include, without limitation, statements regarding (1) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment plans or results, strategic alternatives, business strategies, and other similar statements of expectations or objectives; (2) our plans for operating the business and using cash, including our pricing, investment, expenditure and cash deployment plans; (3) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (4) estimated scrap values of assets; (5) estimated proceeds from selling assets and the anticipated cost of constructing or purchasing new or existing vessels; (6) estimated fair values of financial instruments, such as interest rate and currency swap agreements; (7) estimated losses under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (8) estimated outcomes of, or losses attributable, to litigation; (9) estimated obligations, and the timing thereof, relating to vessel repair or maintenance work; (10) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (11) our ability to remain in compliance with applicable regulations and our debt covenants; (12) anticipated trends in government sponsored cargoes, funding, appropriations, sequestration; (13) our ability to effectively service our debt; (14) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (15) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and (16) assumptions underlying any of the foregoing.

Factors that could cause our actual results to differ materially from our expectations include our ability to:

•

maximize the usage of our newly-purchased and incumbent vessels and other assets on favorable economic terms, including our ability to (i) renew our time charters and contracts when they expire, (ii) maximize our carriage of supplemental cargoes and (iii) improve the return on our international flag dry bulk fleet if and when market conditions improve;

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

•	successfully retain and hire key personnel, and successfully negotiate collective bargaining agreements with our maritime labor unions on reasonable terms without work stoppages;

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

•	procure adequate insurance coverage on acceptable terms; and
•	manage the amount and rate of growth of our operating, capital, administrative and general expenses.
•	changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular;
•	industry-wide changes in cargo freight rates, charter rates, vessel design, vessel utilization or vessel valuations, or in charter hire, fuel or other operating expenses;
•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate;
•	the possibility that the anticipated benefits from corporate acquisitions cannot be fully realized or may take longer to realize than expected.
•	political events in the United States and abroad, including terrorism, piracy and trade restrictions, and the response of the U.S. and other nations to those events;
•	changes in foreign currency exchange rates or interest rates;
•	changes in laws and regulations, including those related to government assistance programs, inspection programs, trade controls and protection of the environment;
•	unexpected out-of-service days on our vessels whether due to drydocking delays, unplanned maintenance, natural disasters, piracy or other causes;
•	our continued access to credit on favorable terms;
•	the ability of customers to fulfill their obligations with us, including the timely receipt of payments by the U.S. government;
•	the performance of our unconsolidated subsidiaries;
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

Executive Summary

Overview of Third Quarter 2013

Overall Strategy

We operate a diversified fleet of U.S. and international flag vessels that provide domestic and international maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as protecting our long-standing customer base by providing quality transportation services.

Overview

For the third quarter of 2013, our fixed contract coverage was at 70.2% as compared to 53.9% coverage for the same period in 2012. While our 70.2% fixed contract coverage provides a stable and reliable outlook, our results can be impacted by out of service days, both scheduled and non-scheduled.  During the third quarter of 2013, our UOS fleet experienced a reduction of one hundred and thirty-nine days while undergoing scheduled shipyard work which was partially offset by the reactivation of a third tug/barge unit that operated for the full quarter.  Our remaining fleet had a total of approximately twelve days off-hire with eight days unscheduled.

Most of our variable revenues are attributable to our Dry Bulk Carriers Segment, Rail Ferry Segment, and the carriage of supplemental cargoes on our PCTCs.  Of these, the Dry Bulk Carriers Segment continued to be impacted by the depressed dry bulk market rates.  Although dry bulk rates reflect a slight upward trend, the market continues to be at depressed levels.  Our Rail-Ferry Segment reported improved results driven primarily by lower operating costs and improved north-bound cargo volumes. The results from the carriage of supplemental cargo were slightly below our expectations.

As previously disclosed, we were notified by the U.S. Maritime Administration, due to U.S. Congressional budget reductions from “sequestration,” participants in the U.S. Maritime Security Program would experience a reduction in payments. These budget cuts reduced our third quarter 2013 revenue by approximately $2.0 million.  In mid October 2013, the President signed into law a Continuing Resolution that will fully fund the MSP through January 15, 2014.

As previously disclosed, we entered into a $95 million credit facility to refinance our US debt and improve our financial flexibility. The new facility provides us with an increase in our borrowing capacity and fewer covenant restrictions. The fees associated with the refinancing were approximately $1.5 million, with approximately $800,000 of these recorded as interest expense during the third quarter of 2013.

Consolidated Financial Performance – Third Quarter 2013 vs. Third Quarter 2012

Overall net income decreased from $1.8 million in the third quarter of 2012 to a loss of $2.2 million in the third quarter of 2013. Our operating income decreased by 51.1% or $2.1 million when you compare the same periods. For further breakdown on the operating results, see our Segment Performance described below. As expected, we saw an increase in our interest expense of approximately $1.0 million primarily due to the US Senior Credit Facility and also in the third quarter of 2013, we paid $757,000 to settle and terminate an interest rate swap due to the early pay-off of a former credit facility.  Included in the third quarter 2013 results was a $457,000 million non-cash foreign exchange loss while the third quarter 2012 results included a $1.1 million foreign exchange loss related to the same Yen loan. Results from our unconsolidated entities decreased from a profit of $84,000 in the third quarter of 2012 to a loss of $360,000 for the same period of 2013, reflecting the continuing depressed dry bulk market rates.

Segment Performance – Third Quarter 2013 vs. Third Quarter 2012

Jones Act

▪	Increase of $5.0 million in gross voyage profits primarily based on incremental UOS results.
▪	144 days of off-hire for planned dry docks.
▪	Decreased contributions by the molten-sulphur carrier due to higher operating lease expense in 2013.

Pure Car Truck Carriers

▪	Decrease in gross voyage profits from $7.8 million to $3.1 million.
▪	Increase in operating costs due to the sale/leaseback of two PCTC vessels in the fourth quarter of 2012, partially offset by lower depreciation expenses.
▪

In addition to contractually fixed income, our PCTCs earn income from the carriage of supplemental cargo when available. Comparing third quarter of 2013 to third quarter of 2012 we had a 34% decrease in supplemental cargo.

▪	Reduction of $2.0 million in payments from the MSP contracts.

Dry Bulk Carriers

▪	Decrease in gross voyage profits of approximately $1.7 million.
▪	Results driven by lower dry bulk time charter and voyage rates.

Rail-Ferry

▪

Increase in gross voyage profits of $1.4 million due to lower operating cost and improved north-bound cargo volumes mainly due to a bridge outage in the third quarter of 2012 which closed the port terminal in Mexico.

Specialty Contracts

▪

Decrease of $2.8 million in gross voyage profits primarily the result of the redelivery of the Ice Strengthened Multi-Purpose vessel and the early termination from its MSC contract in September of 2012.

Financial Discipline & Balance Sheet

▪	Total cash available of $29.2 million.
▪	Cash generated from operations of $25.6 million for the nine months ended September 30, 2013.
▪	Working capital of $15.9 million.
▪	Approximately $25.3 million available on the new LOC.

Because of the recent overall condition of the global economy generally, and the marine transportation industry specifically, we are currently testing our long-lived assets quarterly to determine whether or not our projected segment cash flows exceed each of our segment vessels’ carrying amounts. Based on our assessment, we believe no impairments existed as of September 30, 2013. As of this same date, the total aggregated fair value of the vessels that we own, based on the most recent appraisal of each vessel, was $460.9 million as compared to the total aggregated net book value of $408.9 million.

The following table lists the 50 vessels in our operating fleet as of September 30, 2013, 21 of which are owned by our wholly-owned subsidiaries:

		Vessels		Year Built	Business Segment (1)	Owned	Bareboat Charter/ Leased	Operating Contracts	Partially Owned	Time Chartered	Weight Carrying Capacity (MT)

1		ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	Jones Act	X					38,847
2		SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	Jones Act		X				27,678
3		COASTAL 303/ALABAMA ENTERPRISE	ATB TUG/BARGE UNIT	1973/1981	Jones Act	X					23,314
4		NAIDA RAMIL/PEGGY PALMER	ATB TUG/BARGE UNIT (2)	1994/1981	Jones Act	X					34,367
5		COASTAL 101/LOUISIANA ENTERPRISE	ATB TUG/BARGE UNIT	1973/1984	Jones Act	X					33,529
6		COASTAL 202/FLORIDA ENTERPRISE	ITB TUG/BARGE UNIT	1977	Jones Act	X					33,220
7		MARY ANN HUDSON	BULK CARRIER	1981	Jones Act	X					37,061
8		SHEILA MCDEVITT	BULK CARRIER	1980	Jones Act	X					37,244
9		ROSIE PARIS	HARBOR TUG	1974	Jones Act	X					N/A
10		GREEN BAY	PURE CAR/TRUCK CARRIER	2007	PCTC		X				18,312
11		GREEN COVE	PURE CAR/TRUCK CARRIER	1999	PCTC		X				22,747
12		GREEN DALE	PURE CAR/TRUCK CARRIER	1999	PCTC	X					16,157
13		GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	PCTC		X				22,799
14		GREEN POINT	PURE CAR/TRUCK CARRIER	1994	PCTC	X					14,930
15		GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	PCTC	X					21,523
16		GLOVIS COUNTESS	PURE CAR/TRUCK CARRIER	2010	PCTC	X					18,701
17		BALI SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,737
18		BANDA SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,664
19		EGS CREST	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,914
20		EGS TIDE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,916
21		EGS WAVE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,916
22		HANZE GRONINGEN	HANDYSIZE BULK CARRIER	2011	Dry Bulk					X	35,000
23		INTERLINK VERITY	HANDYSIZE BULK CARRIER	2012	Dry Bulk					X	37,000
24		BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	Dry Bulk	X					170,578
25		BULK AMERICAS	HANDYMAX BULK CARRIER	2012	Dry Bulk	X					57,959
26		OSLO BULK 1	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
27		OSLO BULK 2	MINI BULK CARRIER	2010	Dry Bulk				X		8,028
28		OSLO BULK 3	MINI BULK CARRIER	2010	Dry Bulk				X		8,029
29		OSLO BULK 4	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
30		OSLO BULK 5	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
31		OSLO BULK 6	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
32		OSLO BULK 7	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
33		OSLO BULK 8	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
34		OSLO BULK 9	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
35		OSLO BULK 10	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
36		OSLO CARRIER 1	MINI BULK CARRIER	2010	Dry Bulk				X		9,300
37		OSLO CARRIER 2	MINI BULK CARRIER	2010	Dry Bulk				X		9,300
38		OSLO CARRIER 3	MINI BULK CARRIER	2011	Dry Bulk				X		9,300
39		SEA STEAMER	MINI BULK CARRIER	2011	Dry Bulk				X		9,300
40		MAERSK ALABAMA	CONTAINER VESSEL	1998	SP		X				17,525
41		MAERSK CALIFORNIA	CONTAINER VESSEL	1992	SP		X				25,375
42		MARINA STAR 2	CONTAINER VESSEL	1982	SP			X			13,193
43		MARINA STAR 3	CONTAINER VESSEL	1983	SP			X			13,193
44		TERRITORY TRADER	CONTAINER VESSEL	1991	SP			X			3,183
45		FLORES SEA	MULTI-PURPOSE VESSEL	2008	SP			X			11,151
46		SAWU SEA	MULTI-PURPOSE VESSEL	2008	SP			X			11,184
47		OCEAN PORPOISE	TANKER	1996	SP	X					13,543
48		OCEAN HERO	TANKER	1996	SP			X			13,543
49		OCEAN GIANT	MULTI-PURPOSE HEAVY LIFT DRY CARGO VESSEL	2012	SP		X				19,382
50		OSLO WAVE	ICE STRENGTHENED MULTI-PURPOSE VESSEL	2000	SP	X					17,381
						21	7	6	14	2	1,126,343
	(1)	Business Segments:
		Jones Act	Jones Act
		PCTC	Pure Car Truck Carriers
		RF	Rail-Ferry
		Dry Bulk	Dry Bulk Carriers
		SP	Specialty Contracts
	(2)	Currently Inactive

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business. The following table provides a reconciliation of consolidated gross voyage profit to operating income.

	Three Months Ended September 30,		Year to date as of September 30,
	2013	2012	2013	2012
Revenues	$77,938	$61,162	$233,959	$186,686

Voyage Expenses	64,832	45,394	195,931	143,246
Net Loss (Income) of Unconsolidated Entities	360	(84)	705	(665)

Gross Voyage Profit	12,746	15,852	37,323	44,105

Vessel Depreciation	6,130	6,100	17,705	18,180
Other Depreciation	17	9	51	9

Gross Profit	6,599	9,743	19,567	25,916

Other Operating Expenses:
Administrative and General Expenses	4,994	5,643	16,597	15,871
Loss (Gain) on Sale of Other Assets	6	3	6	(4,463)
Net (Income) Loss of Unconsolidated Entities	(360)	84	(705)	665
Total Other Operating Expenses	4,640	5,730	15,898	12,073

Operating Income	$1,959	$4,013	$3,669	$13,843

RESULTS OF OPERATIONS

Three MONTHS ENDED september 30, 2013

COMPARED TO THE Three MONTHS ENDED september 30, 2012

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2013
Fixed Revenue	$31,003	$14,843	$919	$-	$7,928	$-	$54,693
Variable Revenue		7,990	4,634	10,419	227	(25)	23,245
Total Revenue from External Customers	31,003	22,833	5,553	10,419	8,155	(25)	77,938
Intersegment Revenues (Eliminated)	-	-	-	-	-	(5,519)	(5,519)
Intersegment Expenses Eliminated	-	-	-	-	-	5,519	5,519
Voyage Expenses	24,400	19,728	4,801	8,494	7,602	(193)	64,832
Loss of Unconsolidated Entities	-	-	315	45	-	-	360
Gross Voyage Profit	$6,603	$3,105	$437	$1,880	$553	$168	$12,746

Gross Voyage Profit Margin	21%	14%	8%	18%	7%	(672)%	16%

2012
Fixed Revenue	$7,544	$15,562	$2,211	$-	$8,088	$-	$33,405
Variable Revenue	-	14,864	5,047	7,532	-	314	27,757
Total Revenue from External Customers	7,544	30,426	7,258	7,532	8,088	314	61,162
Intersegment Revenues (Eliminated)	-	-	-	-	-	(4,664)	(4,664)
Intersegment Expenses Eliminated	-	-	-	-	-	4,664	4,664
Voyage Expenses	5,915	22,640	5,373	6,868	4,690	(92)	45,394
(Income) Loss of Unconsolidated Entities	-	-	(250)	166	-	-	(84)
Gross Voyage Profit	$1,629	$7,786	$2,135	$498	$3,398	$406	$15,852

Gross Voyage Profit Margin	22%	26%	29%	7%	42%	129%	26%

The following table shows the breakout of revenues by segment between fixed and variable for the three months ended September 30, 2013 and 2012, respectively:

	2013			2012			Variance
	Fixed	Variable	Total	Fixed	Variable	Total	Fixed	Variable	Total
Jones Act	$31,003	$-	$31,003	$7,544	$-	$7,544	$23,459	$-	$23,459
PCTC	14,843	7,990	22,833	15,562	14,864	30,426	(719)	(6,874)	(7,593)
Specialty	7,928	227	8,155	8,088	-	8,088	(160)	227	67
Dry Bulk	919	4,634	5,553	2,211	5,047	7,258	(1,292)	(413)	(1,705)
Rail Ferry	-	10,419	10,419	-	7,532	7,532	-	2,887	2,887
Other	-	(25)	(25)	-	314	314	-	(339)	(339)
Total	$54,693	$23,245	$77,938	$33,405	$27,757	$61,162	$21,288	$(4,512)	$16,776

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act: Overall revenues and gross voyage profit increased by $23.5 million and $5.0 million, respectively, when comparing third quarter 2013 to 2012. The increase was due to the addition of $20.0 million and $6.0 million of revenues and gross voyage profits, respectively, generated by the UOS vessels. This was in spite of 139 days of planned drydocking of the UOS vessels. We acquired UOS on November 30, 2012 and as such reported no results for these operations for the third quarter of 2012. The remaining vessels in this segment reported no significant changes in operating results year over year. The third quarter of 2013 operating cost for the vessels in this segment was on or near budget and comparable to third quarter 2012 operating costs, with the exception of increased incremental operating lease expenses of approximately $1.0 million associated with the fourth quarter 2012 sale leaseback of the molten sulphur carrier.

Pure Car Truck Carriers: Overall revenues decreased by 25% or $7.6 million when comparing third quarter 2013 to 2012.  The decrease was driven primarily by reduced MSP payments of approximately $2.0 million during third quarter of 2013 and a 46% reduction in the amount of supplemental cargo carried.  The decrease in revenue resulted in gross voyage profit decreasing from $7.8 million in 2012 to $3.1 million in 2013. Our fixed contract revenues for this segment were $14.8 million and $15.6 million in third quarter 2013 and 2012, respectively. Our variable revenues were $8.0 million and $14.9 million for the same periods in 2013 and 2012, respectively, and represent revenues derived from supplemental cargoes. The third quarter 2013 operating cost for the vessels in this segment was on or near budget and comparable to third quarter 2012 operating costs, with the exception of the increased incremental operating lease expenses of approximately $1.8 million associated with the fourth quarter 2012 sale leaseback of two PCTC vessels. In September 2013, we reflagged a PCTC vessel from U.S. to international flag in order to improve our gross voyage profit margins.

Dry Bulk Carriers: Overall revenues and gross voyage profit decreased $1.7 million and $1.7 million, respectively, when comparing the third quarter of 2013 to 2012.  These decreases were a result of lower charter rates on all of our vessels reported in this segment which is driven by the continued depressed market rates. While some of these vessels operate on short-term voyages and are subject to the volatility of the market, we believe we are maximizing our returns by employing them in a managed revenue sharing agreement with other vessels. The operating cost for these vessels was reported at budget and did not have any reported non-operating days for the quarter.

Rail-Ferry: Revenues increased 38% or by $2.9 million when comparing the third quarter of 2013 to the same period in 2012. The increase in cargo carried was driven by higher northbound volumes as a result of greater demand for metals and attributable to reduced revenues in 2012 due to a bridge outage near the port terminal in Mexico. Gross voyage profit increased by $1.4 million when comparing 2012 to 2013 and was driven by the higher demand as well as lower operating cost. The lower operating cost was primarily due to a reduction of amortization costs of approximately $273,000 based upon the extension of the amortization period on the leasehold improvements for both port terminals. The vessels operated this past quarter in accordance with our operating plans and within our operating budget.

Specialty Contracts:  Revenues increased from $8.1 million in the third quarter 2012 to $8.2 million in the third quarter 2013 while gross voyage profit decreased by 84% or $2.8 million for the same period. The decrease in gross voyage profit was directly attributable to the early redelivery of our ice-strengthened vessel in the third quarter of 2012 from the MSC. While we were able to redeploy the vessel and replace some of the lost revenues in the spot market, the gross voyage profit the vessel previously earned as a US flagged vessel has yet to be replaced by operating in the spot market as an international flag vessel. In addition, included in the 2012 results is $2.5 million for the early redelivery penalty from the MSC charter. All other vessels in this segment operated normally this past quarter in accordance with our operating plans, and attained operating results comparable to those attained in the third quarter of 2012.

Other: Overall revenue and gross voyage profit declined when comparing 2013 to 2012, primarily due to lower brokerage commission revenues from a major customer.

Administrative and General Expense:  Administrative and general expenses decreased from $5.6 million in the third quarter of 2012 to $5.0 million in the third quarter of 2013.  The following table shows the significant components of administrative and general expenses for the third quarter of 2013 and 2012, respectively.

	Three Months Ended September 30,	Three Months Ended September 30,
A&G Account	2013	2012	Variance

Wages and Benefits	$2,705	$3,310	$(605)	A
Executive Stock Compensation	302	337	(35)
Professional Services	662	737	(75)
System Hardware and Software	103	111	(8)
Office Building Expense	386	349	37
Other	836	799	37
TOTAL:	$4,994	$5,643	$(649)

(A)

The reduction is due to accrued bonuses in the third quarter of 2012 that were not repeated in the third quarter of 2013, partially offset by additional employees in connection with the November 2012 acquisition of UOS.

Other Income and Expense

Interest Expense increased from $2.1 million in the third quarter of 2012 to $3.1 million in the third quarter of 2013 due principally to fees paid on the new US Senior Credit Facility as well as unamortized bank fees written off from the old credit facility paid off in September 2013. Interest expense relating to debt services was approximately $2.0 million for both the third quarter of 2013 and 2012.

Derivative Loss increased from $129,000 in the third quarter of 2012 to $768,000 in the third quarter of 2013. The third quarter 2013 loss is primarily attributable to the settlement of an interest rate swap for approximately $757,000 in the third quarter of 2013 as a result of an early pay-off of a credit facility. For additional information see Note 14.

Other income from vessel financing decreased from $588,000 to $522,000 in the third quarters of 2012 and 2013, respectively, driven by a lower principal balance upon which interest is earned on a note receivable issued to us in connection with our sale of two vessels to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss of $457,000 in the third quarter of 2013 is associated with the Yen-denominated financing of one of our PCTC vessel. The exchange loss was attributable to a change in the exchange rate of 99.15 Yen to 1 USD at June 30, 2013 compared to 98.24 Yen to 1 USD at September 30, 2013.

Income Taxes

We recorded a tax provision of $18,000 on our $1.8 million loss before taxes and equity in income of unconsolidated entities for the three months ended September 30, 2013. For the three months ended September 30, 2012, our income tax benefit was $396,000 on our $1.3 million of income before taxes and equity in net income of unconsolidated entities. These provision amounts represent tax on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime and foreign tax withholdings.

We established a valuation allowance against deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred tax assets generated primarily by net operating loss carry forwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We continue to evaluate the need for a valuation allowance on an annual basis and have ascertained that in the quarter it can be determined UOS contract revenues can reasonably expected to be earned beyond 2014 the deferred income tax assets of $10.7 million should become realizable and the valuation allowance would be reversed in that quarter.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2012, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in net (results) from unconsolidated entities, net of taxes, decreased from a gain of $84,000 in the third quarter of 2012 to a loss of $360,000 in the third quarter of 2013, driven primarily by the lower dry bulk rates.

RESULTS OF OPERATIONS

NINE MONTHS ENDED september 30, 2013

COMPARED TO THE Nine MONTHS ENDED september 30, 2012

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2013
Fixed Revenue	$90,581	$48,043	$2,457	$-	$21,519	$-	$162,600
Variable Revenue		27,755	12,183	29,115	2,253	53	71,359
Total Revenue from External Customers	90,581	75,798	14,640	29,115	23,772	53	233,959
Intersegment Revenues (Eliminated)	-	-	-	-	-	(16,557)	(16,557)
Intersegment Expenses Eliminated	-	-	-	-	-	16,557	16,557
Voyage Expenses	72,106	63,574	14,688	23,894	22,100	(431)	195,931
Loss of Unconsolidated Entities	-	-	653	52	-	-	705
Gross Voyage Profit (Loss)	$18,475	$12,224	$(701)	$5,169	$1,672	$484	$37,323

Gross Voyage Profit Margin	20%	16%	(5)%	18%	7%	913%	16%

2012
Fixed Revenue	$19,372	$52,577	$7,080	$-	$28,176	$-	$107,205
Variable Revenue		40,181	12,274	26,127	514	385	79,481
Total Revenue from External Customers	19,372	92,758	19,354	26,127	28,690	385	186,686
Intersegment Revenues (Eliminated)	-	-	-	-	-	(13,995)	(13,995)
Intersegment Expenses Eliminated	-	-	-	-	-	13,995	13,995
Voyage Expenses	17,197	70,046	13,931	23,018	19,219	(165)	143,246
(Income) Loss of Unconsolidated Entities	-	-	(910)	245	-	-	(665)
Gross Voyage Profit	$2,175	$22,712	$6,333	$2,864	$9,471	$550	$44,105

Gross Voyage Profit Margin	11%	24%	33%	11%	33%	143%	24%

The following table shows the breakout of fixed and variable revenues by segment between fixed and variable for the nine months ended September 30, 2013 and 2012, respectively:

	2013			2012			Variance
	Fixed	Variable	Total	Fixed	Variable	Total	Fixed	Variable	Total
Jones Act	$90,581	$-	$90,581	$19,372	$-	$19,372	$71,209	$-	$71,209
PCTC	48,043	27,755	75,798	52,577	40,181	92,758	(4,534)	(12,426)	(16,960)
Specialty	21,519	2,253	23,772	28,176	514	28,690	(6,657)	1,739	(4,918)
Dry Bulk	2,457	12,183	14,640	7,080	12,274	19,354	(4,623)	(91)	(4,714)
Rail Ferry	-	29,115	29,115	-	26,127	26,127	-	2,988	2,988
Other	-	53	53	-	385	385	-	(332)	(332)
Total	$162,600	$71,359	$233,959	$107,205	$79,481	$186,686	$55,395	$(8,122)	$47,273

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act: Overall revenues and gross voyage profit increased by $71.2 million and $16.3 million, respectively, when comparing nine months ending September 30, 2013 to 2012. The increase was primarily due to the addition of $65.4 million of revenues generated by the UOS vessels acquired in November 2012 and additional revenues from our belt self-unloading coal carrier which was in service more days for the nine months ended September 30, 2013 versus the same time period in 2012. The increase of $16.3 million in gross voyage profit is primarily due to the increase in revenues mentioned above. As described in our analysis of our three months’ of operations, the UOS vessels spent a significant amount of time in dry dock during the third quarter of 2013 and we expect our fourth quarter results to be improved  by approximately $1.5 million as most of our 2013 UOS dry dock work was completed by September 30, 2013.  The incremental operating lease expenses associated with the fourth quarter 2012 sale leaseback of our molten sulphur carrier was approximately $1.2 million.

Pure Car Truck Carriers: Overall revenues decreased by 18% or $17.0 million when comparing the nine months ending September 30, 2013 to 2012.  The decrease was driven primarily by the sale of two of our PCTC vessels in the first quarter of 2012, decrease in our supplemental cargo revenue and a  reduction in our MSP payments representing a reduction in revenues of approximately $4.0 million, $12.0 million, and $2.0 million, respectively. Our gross voyage profit decreased by $10.5 million when compared with the nine month period ending September 30, 2013 to 2012. The decrease is attributable to the drop in revenues and an increase in operating cost of approximately $6.0 million related to operating lease expenses associated with the sale leaseback of two PCTC vessels in the fourth quarter of 2012. Our fixed contract revenues of $48.0 million in the first nine months of 2013 and $52.6 million in the first nine months of 2012 represent 63% and 57%, respectively, of this segment’s total revenue. Our variable revenues of $27.8 million and $40.2 million for the same periods in 2013 and 2012, respectively, represent revenues derived from supplemental cargoes.

Dry Bulk Carriers: Overall revenues decreased from $19.4 million for the nine months ending September 30, 2012 to $14.6 million for the nine months ending September 30, 2013 due to lower charter rates in the dry bulk market. Our gross voyage profit for the nine months ending September 30, 2013 decreased by $7.0 million from 2012 to 2013 due to the decrease in revenues, as stated above, and a decrease of approximately $1.5 million from the results of our investment in Oslo Bulk.

Rail-Ferry: Overall revenues increased by 11% or $3.0 million for the nine month period year over year. As mentioned earlier, the improvements in revenues were primarily driven by higher northbound volumes as a result of greater demand for metals and attributable to reduced revenues in 2012 due to a bridge outage near the port terminal in Mexico. Our gross voyage profit increased from $2.9 million for the nine months ended September 30, 2012 to $5.2 million for the same period in 2013. These increases were due to improved revenues and lower operating cost associated with decreased amortization expense for leasehold improvements at both port terminals. The impact to the operating cost as a result of the extending the life on the port terminals was approximately $811,000.

Specialty Contracts: Revenues decreased from $28.7 million for the nine months ending September 30, 2012 to $23.8 million for the nine months ending September 30, 2013. The decrease in revenues was primarily attributable to early redelivery of our ice-strengthened multi-purpose vessel from MSC. Gross voyage profit decreased by 82% or $7.8 million when comparing the results for the nine months for 2013 and 2012. While we were able to redeploy the vessel and replace some of the lost revenues in the spot market, the gross voyage profit the vessel previously earned as a US flagged vessel has yet to be replaced by operating in the spot market as an international flag vessel. In addition, included in the 2012 results is $2.5 million for the early redelivery penalty from the MSC charter. All other vessels in this segment operated normally over the first nine months of 2013 in accordance with our operating plans, and attained operating results comparable to those attained in the comparable period of 2012.

Other: Overall revenue and gross voyage profit decreased when comparing the first nine months of 2013 to 2012, primarily due to lower brokerage commission revenues from a major customer.

Administrative and General Expense:  Administrative and general expenses increased from $15.9 million for the nine months ended September 30, 2012 to $16.6 million for the same period in 2013. The following table shows the significant components of administrative and general expenses for the nine months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,	Nine Months Ended September 30,
A&G Account	2013	2012	Variance

Wages and Benefits	$9,387	$9,123	$264	A
Executive Stock Compensation	1,023	881	142	B
Professional Services	1,692	1,784	(92)
System Hardware and Software	572	576	(4)
Office Building Expense	1,175	1,016	159	C
Other	2,748	2,491	257	D
TOTAL:	$16,597	$15,871	$726

(A) Wages and Benefits reflect higher wages and benefits due to additional employees added in connection with the November   2012 acquisition of UOS partially offset by bonus accruals in the third quarter of 2012 that were not repeated in 2013.

(B)	Due to additional employees added to the stock compensation plan.
(C)	Primarily due to UOS office rental.
(D)	Primarily related to higher general liability insurance cost.

Other Income and Expense

Interest Expense was $7.4 million and $7.2 million for nine months ending September 30, 2013 and 2012, respectively. The increase was due principally to the previously mentioned fees associated with entering into the new US Senior Credit facility, partially offset by lower interest paid on our debt due to lower debt balances. The decrease in indebtedness is due primarily to the retirement of loans relating to vessels sold over the past year in the sale-leaseback transactions discussed below under “Liquidity and Capital Resources”, partially offset by new financings for our ice strengthened multi-purpose and UOS vessels in 2012.

Derivative Loss increased from $97,000 to $486,000 for the nine months ending Septermber 30, 2012 and 2013, respectively.  The loss is primarily due to the settlement of an interest rate swap in the third quarter of 2013, as described further elsewhere herein.

Other income from vessel financing decreased from $1.8 million to $1.6 million for the nine months ending Septermber 30, 2012 and 2013, respectively, driven by a lower principal balance upon which interest is earned on a note receivable issued to us in connection with our sale of two vessels to an Indonesian company in the third quarter of 2009.

Foreign Exchange Gains increased from $0.8 million for the first nine months of 2012 to $4.6 million for the nine months of 2013, due to the Yen weakening by a larger aggregate amount during the first nine months of 2013 as compared to the same period in 2012.

Income Taxes

We recorded a tax provision of $68,000 on our $2.1 million of income before taxes and equity in income of unconsolidated entities for nine months ending September 30, 2013. For the nine months ending September 30, 2012, our income tax benefit was $120,000 on our $9.6 million of income before taxes and equity in net income of unconsolidated entities. These provision amounts represent tax on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime and foreign tax withholdings.

We established a valuation allowance against deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We continue to evaluate the need for a valuation allowance on an annual basis and have ascertained that in the quarter it can be determined UOS contract revenues can reasonably expected to be earned beyond 2014 the deferred income tax assets of $10.7 million should become realizable and the valuation allowance would be reversed in that quarter.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2012, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in our results from unconsolidated entities, net of taxes, decreased from a gain of $665,000 for the nine months ending September 30, 2012 to a loss of $705,000 for the nine months ending September 30, 2013, driven primarily by a $674,000 positive out of period adjustment in the second quarter of 2012 and a decrease in results year over year for the nine months due to lower dry bulk market rates.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included in Item 1 of Part I of this report.

Our working capital (which we define as the difference between our total current assets and total current liabilities) increased from $12.0 million at December 31, 2012 to $15.9 million at September 30, 2013. This $3.9 million increase in working capital was primarily driven by a $9.4 million increase in cash and cash equivalents during the first nine months of 2013 to a total of $29.2 million at September 30, 2013. The increase in cash and cash equivalents was a result of cash provided by operating activities of $25.6 million and cash provided by financing activities of $17.0 million, which was partially offset by cash used in investing activities of $33.3 million.  Total current liabilities of $82.7 million as of September 30, 2013 included $19.2 million of current maturities of long-term debt.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $25.6 million after adjusting net income of $1.3 million upward for non-cash items such as depreciation and amortization and non-cash stock based compensation, which were partially offset by a non-cash foreign exchange gain of $4.6 million, $14.4 million in deferred drydocking charges, and various other items specified in our consolidated statements of cash flows.

Net cash used in investing activities of $33.3 million for the nine months ended September 30, 2013 consisted of $28.0 million of capital expenditures, a  $7.8 million increase in restricted cash and $2.5 million related to our final post-closing adjustment payment in connection with our acquisition of UOS, which were partially offset by $4.9 million from cash received on notes receivables and $558,000 of principal payments received under direct financing leases.

At December 31, 2012, we had $8.0 million of cash classified as restricted cash, of which $2.0 million was associated with a lien on a UOS vessel and $6.0 million was collateral pledged for performance guarantees under a contract. As of September 30, 2013, we had $15.8 million of cash classified as restricted cash, of which $6.0 million associated with the 2012 transactions and $9.8 million is associated with a covenant to maintain a minimum fair market value of vessels to loan balance. The vessels included are one Capesize vessel, one Handymax Bulk Carrier, and three Handysize Bulk Carriers. We believe from the most recent appraisals received that approximately $7.3 million of this deposit will be returned during the fourth quarter of 2013 due to increased vessel valuations.

Net cash provided by financing activities of $17.0 million for the nine months ended September 30, 2013 included approximately $53.3 million of net proceeds from the issuance of Preferred Stock and $67.0 million of proceeds from debt issuances, which was largely offset by $18.7 million of regularly scheduled debt payments, $36.8 million for early repayment of our US credit facilities, $39.2 million of payments to reduce our line of credit indebtedness and $6.5 million of common stock and preferred stock dividend payments.

In late 2010, we filed with the Securities and Exchange Commission a $200 million universal shelf registration statement, of which $56.5 million was previously drawn down for two preferred stock offerings, leaving an available $143.5 million. On September 3, 2013, we filed a new universal shelf registration and are currently waiting for the filing to become effective. We believe this registration statement, which we used in connection with our February 2013 and July 2013 preferred stock issuance, provides us with flexibility to access the public equity and debt markets.

Capital Expenditures

Our capital expenditures relate primarily to the purchase of vessels and capital improvements that enhance the value or safety of our vessels.

In addition to our periodic vessel purchases, we regularly incur drydocking and other capital expenditures on an ongoing basis in order to extend the useful life of our vessels, to improve and modernize our fleet, to comply with various requirements or standards imposed by insurers or governmental or quasi-governmental authorities, and to upgrade our on-shore infrastructure. The amount of our capital expenditures is influenced by, among other things, changes in regulatory, quasi-regulatory or insurance requirements or standards, drydocking schedules for our various vessels, demand for our services, cash flow generated by our operations, and cash required for other purposes. We estimate our total capital expenditures for 2013 will be approximately $53.0 million, $42.4 million of which has been expended during the nine months ended September 30, 2013. Additional information on our 2013 quarterly capital expenditures to date and projected is presented in the table below:

				Estimated
	Quarter Ended			Expenditures
(all amounts in thousands)	31-Mar	30-Jun	30-Sep	31-Dec
Capital Improvements	$-	$4,899	$20,263	$3,000
Construction In Progress	3,522	(1,253)	(217)	-
Drydock	2,722	3,862	7,861	7,251
Other	89	261	399	356
	$6,333	$7,769	$28,306	$10,607

Debt and Lease Obligations

Debt Obligations

On September 24, 2013, we and our domestic subsidiaries entered into a senior secured credit facility. The credit facility matures on September 24, 2018 and includes a term loan facility in the principal amount of $45 million and a revolving credit facility (“LOC”) in the principal amount up to $50 million. The LOC facility includes a $20 million sublimit for the issuance of standby letters of credit and a $5 million sublimit for swingline loans.  As of September 24, 2013, the Credit Facility had four lenders, each with commitments ranging from $15 million to $30 million. The facility carries an accordion feature, whereby an additional term loan up to $50 million may be advanced subject to certain financial requirements.

In conjunction with entering into the new credit facility, we used the credit facility to refinance and retire all indebtedness outstanding under the previously-existing LOC facility scheduled to expire in September 2014 and to refinance a five-year variable rate financing agreement we entered into on November 30, 2012.  As a result, both the old LOC facility and the old five-year variable rate facility were terminated concurrently with the establishment of the new credit facility. The total amount paid off was approximately $46.6 million with $21.0 million drawn from the new LOC.

Of our new secured revolving line of credit available up to $50.0 million, $21.0 million was drawn as of September 30, 2013 and $3.7 million used to secure letters of credit, leaving an available balance of approximately $25.3 million. As of September 30, 2013, we also owed $45.0 million under the new term loan facility.

Lease Obligations

As of September 30, 2013, we held six vessels under operating contracts, seven vessels under bareboat charter or lease agreements and two vessels under time charter agreements. The types of vessels held under these agreements include (i) a molten-sulphur carrier in our Jones Act segment, (ii) three Pure Car Truck Carriers that operate under our PCTC segment, (iii) two Handysize Bulk Carriers that operate in our Dry Bulk Carriers segment, and (iv) two Multi-Purpose vessels, a Tanker, five Container vessels, and one heavy lift vessel, all of which operate in our Specialty Contracts segment.

Our vessel operating lease agreements have early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances.  The lease agreements impose defined minimum working capital and net worth requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.

On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Trust of our 2007-built PCTC.  The sale generated proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a ten year lease agreement with early buyout options that we can exercise in 2017 and 2019 under certain specified circumstances.  The sale resulted in a gain of $14.9 million, which we recorded as a deferred gain on the balance sheet and will recognize as income over the length of the lease.

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

In conjunction with the acquisition of UOS in November 2012, we acquired four tug/barge units, two bulkers and one harbor tug. One of the four tug/barge units was leased to UOS through December 2013. At the end of the lease term, the acquired lease provided UOS with a purchase option permitting UOS to purchase both the tug and barge. Prior to the closing of our acquisition, UOS exercised the purchase option through a legally binding agreement. We acquired the lease agreement as part of our acquisition of UOS, including the binding purchase commitment, and were therefore obligated to purchase the unit. On September 25, 2013 we concluded the purchase of the tug/barge unit.

We also conduct certain of our operations from leased office facilities.  On September 19, 2013, we executed a five year lease agreement for office space in Tampa, Florida.  These offices serve the employees of UOS and are located in the same building as the previous lease agreement. The lease calls for graduated payments that will be straight-lined over the 60 month term of the lease. In addition to the Tampa office, we signed a new two year lease agreement for our Shanghai, China office space. This lease is effective October 1, 2013 through September 30, 2015.

As a result of several transactions that affect our long-term commitments and obligations, we have provided the following summary of the scheduled maturities by period of our debt and lease obligations that were outstanding as of September 30, 2013:

Debt and lease obligations (000’s)	Total	Q4 2013	2014	2015	2016	2017	Thereafter
Long-term debt (including current maturities)	$205,282	$4,927	$19,449	$31,074	$31,918	$20,355	$97,559
Interest payments	51,212	2,230	8,682	8,633	7,748	6,781	17,138
Operating leases	131,464	4,906	19,642	19,707	19,166	19,190	48,853
Terminal Obligation*	8,041	586	2,130	2,130	2,130	1,065	-
Total by period	$395,999	$12,649	$49,903	$61,544	$60,962	$47,391	$163,550

*   The Terminal Obligation is our obligation to the Alabama State Port Authority related to the terminal upgrades in Mobile, Alabama, to be paid by us over the ten year terminal lease, which began in 2007. We expect to meet this long term obligation, reported in other long-term liabilities, by the usage fees paid by our Rail Ferry vessels in the Mobile port.

The above table is limited solely to contractual obligations as of September 30, 2013 and does not include, among other things, (i) contributions that we expect to make to our pension plans in 2014 and beyond, (ii) dividend payments that may be declared by our board of directors or (iii) contingent liabilities.

Substantially all of our credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital and interest expense coverage and a maximum amount of debt leverage. For more information, see “Risk Factors” in Item 1A of Part II of this report.

As of September 30, 2013, we were in compliance with all financial covenants related to our debt obligations, and we believe that we will continue to meet such covenants in the near future. The following table represents the actual and required covenant amounts for the nine months ending Septermber 30, 2013:

	Actual	Required
Net Worth (thousands of dollars) (1)	$314,705	$309,009
Working Capital (thousands of dollars) (2)	$15,944	$1
Interest Expense Coverage Ratio (minimum) (3)	6.04	2.50
EBITDAR to Fixed Charges (minimum) (4)	1.31	1.15
Total Indebtedness Leverage Ratio – EBITDAR (maximum) (5)	3.88	4.50
Minimum Liquidity (6)	$54,764	$15,000

1.	Defined as total assets (less Goodwill) minus total liabilities (less fees associated with the issuance of our preferred stock).
2.	Defined as total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between Fixed Charges to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”).
5.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.
6.	Defined as available line of credit plus available cash.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt. Based on current circumstances, we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations. To the extent we are required to seek additional capital, our efforts could be hampered by continuing uncertainties in the credit markets. We presently have interest rate swaps on 17% of our long-term debt. We have debt of $4.9 million due during the three months ended December 31, 2013, $19.4 million due in 2014, $31.1 million due in 2015, $31.9 million due in 2016 and $117.9 million due in 2017 and thereafter. For additional information, see the preceding “debt and obligations” chart.

Pension Obligations

We contributed $800,000 to our pension plan for the nine months ended September 30, 2013. We contributed an additional $800,000 on October 15, 2013. We do not anticipate any additional contributions being made for the balance of 2013. For additional information, see Note 21.

Preferred Stock Issuance

On February 21, 2013, we sold 250,000 shares of our 9.5% Series A Cumulative Redeemable Perpetual Preferred Stock, $1.00 par value per share, with a liquidation preference of $100.00 per share.

On August 1, 2013, we sold 316,250 shares of our 9.0% Series B Cumulative Redeemable Perpetual Preferred Stock, $1.00 par value per share, with a liquidation preference of $100.00 per share.

For more information, see Note 17.

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

On April 10, 2013, the Board of Directors declared a dividend of $1.79 per share, representing a pro-rata payment for the partial dividend period from February 21, 2013, to April 29, 2013, on our 9.5% Series A Cumulative Redeemable Perpetual Preferred Stock. The dividend was paid on April 30, 2013 to preferred stockholders as of record on April 29, 2013.  On April 24, 2013, the Board of Directors declared a dividend of $0.25 per share of common stock to common stockholders of record as of May 16, 2013, which was paid on June 3, 2013.

On July 17, 2013, the Board of Directors declared a dividend of $2.375 per share on our 9.5% Series A Cumulative Redeemable Perpetual Preferred Stock paid on July 30, 2013 to preferred stockholders of record on July 29, 2013. On July 31, 2013, the Board of Directors declared a dividend of $0.25 per share of common stock to common stockholders of record as of August 16, 2013, which was paid on September 4, 2013. On October 8, 2013, the Board of Directors declared a dividend of $2.375 per share on our 9.0% Series A Cumulative Perpetual Preferred Stock to preferred stockholders of record on October 29, 2013, which was paid on October 30, 2013.

On October 8, 2013, the Board of Directors declared a dividend of $2.25 per share on our Series B Cumulative Perpetual Preferred Stock to preferred stockholders of record on October 29, 2013, which was paid on October 30, 2013. On October 30, 2013, the Board of Directors declared a dividend of $0.25 per share of common stock  to common stockholders of record as of November 15, 2013, which will be paid on December 3, 2013.

Environmental Issues

Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $250,000 for each incident. Certain international maritime organizations have proposed various regulations relating to marine fuel, emissions and ballast water that could in the aggregate increase our operating costs.

New Accounting Pronouncements

In January 2013, the Financial Accounting Standard Board (“FASB”) issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" to amend Accounting Standards Codification Topic 210, "Balance Sheet".  The amendment is to clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim and annual periods thereafter. We adopted ASU 2013-01 in the first quarter of 2013 and the application of the new requirements did not have a material effect on our operating results or financial position.

In February 2013, the Financial FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" to amend Accounting Standards Codification Topic 220, "Comprehensive Income".  The amendment requires an entity to provide information about the amounts reclassified out of other comprehensive income by component. Entities are also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under US GAAP that provide additional details about those amounts ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted ASU 2013-02 in the first quarter of 2013 and the application of the new requirements did not have a material effect on our operating results or financial position.

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

In July 2013, the FASB issued ASU No. 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (a consensus of the FASB Emerging Issues Task Force), which permits the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate), in addition to the U.S. government rate (UST) and London Interbank Offered Rate (LIBOR), as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, Derivatives and Hedging. Entities should apply the ASU prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We are currently evaluating the adoption of this standard.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (a consensus of the FASB Emerging Issues Task Force), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. We are currently evaluating the adoption of this standard.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at September 30, 2013 approximated its carrying value due to the short-term duration of the underlying securities. The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.

We estimate the fair value of our variable rate long-term debt at September 30, 2013, including current maturities, to equal the carrying value of $205.0 million due to the variable rate nature of the debt as well as to the underlying value of the collateral. We believe an increase in interest rates would increase our interest costs, but would not materially change the estimated fair value of our long-term debt.

We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on our balance sheet. We have a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010. The notional amount under this contract is $51,140,065 (based on a Yen to USD exchange rate of 98.24 as of September 30, 2013). With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings. The change in fair value related to the ineffective portion of this swap is reflected in our results of operations for the third quarter of 2013 as a $17,000 loss. We currently have one open interest rate swap agreement with commercial banks. For this agreement, we are the fixed rate payor and the commercial bank is the floating rate payor.

The fair value of this agreement at September 30, 2013, which is estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, was a liability of $4.2 million. A hypothetical 10% decrease in interest rates as of September 30, 2013, would have resulted in a liability of $4.6 million.

Commodity Price Risk.  As of September 30, 2013, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry and Jones Act segments. We have fuel surcharges and escalation adjustments in place for both of these segments, which we believe mitigates the price risk for those services during 2013. We estimate that a 20% increase in the average price of fuel for the period January 1, 2013 through September 30, 2013 would have resulted in an increase of approximately $825,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.11 in our basic earnings per share based on the shares of our common stock outstanding as of September 30, 2013. The additional fuel costs assume revenue from escalation adjustments but that no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates. Our time charterers in the PCTCs, Dry Bulk Carriers and Specialty Contracts segments are responsible for purchasing vessel fuel requirements under governing time charters; thus, our fuel price risk is currently limited to any voyage charters concluded within our Dry Bulk Carriers segment.

Foreign Exchange Rate Risk.  We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2012, the first quarter of 2013 and the third quarter of 2013. These contracts mature on various dates during 2013 and 2014. The fair value of these contracts at September 30, 2013 is a liability of $281,000. The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be a liability of $310,000.

On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a Newbuilding PCTC, which was completed and delivered in March 2010. The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a variable-to-fixed Yen interest rate swap (the “Facility”) designed to set the interest at 2.065%.  In June 2009, we received notification that our lender would be exercising its option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000. Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding principal balance of the Facility as of the end of each reporting period is to be revalued in terms of USD, with any adjustments in the principal amount of USD owed recorded to earnings. Due to the amount of the Facility, we may sustain fluctuations that may cause material swings in our reported results. As an example, a hypothetical 1 to 5 Yen increase or decrease on the exchange rate between the U.S. Dollar and Yen, which was $1 to Yen 98.24 at September 30, 2013, would impact our earnings by approximately $350,000 to $1.67 million for the reporting period.  While we believe that these fluctuations may smooth out over time, any particular reporting period could be materially impacted by these adjustments. There was a little change in the Yen to USD exchange rate at September 30, 2013 compared to June 30, 2013, resulting in a $457,000 foreign exchange loss for the quarter ended September 30, 2013.  This amount is reported under Interest and Other on our Consolidated Statements of Income.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2013 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this report.  During the first nine months of 2013, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 3 of our annual report on Form 10-K for the year ended December 31, 2012, as supplemented and updated by our disclosures in Item 1 of Part II of our subsequently filed quarterly reports on Form 10-Q.

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the third quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2013 - July 31, 2013	-	-	-	285,377
August 1, 2013 - August 31, 2013	-	-	-	285,377
September 1, 2013 - September 30, 2013	-	-	-	285,377

ITEM 6 – EXHIBITS

(a)EXHIBIT INDEX

Part II Exhibits:

(3.1)Exhibits

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

(10.3)   Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and , as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference).

(10.4)   Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference).

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

(10.6)   Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders. *

(10.7)   International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.8)   Form of Incentive Agreement for Restricted Stock Units granted May 7, 2012 (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form Current Report on Form 8-K dated May 7, 2012 and incorporated herein by reference)

(10.9)   Form of Incentive Agreement dated April 23, 2013 under the International Shipholding Corporation 2011 Stock Incentive Plan.

(10.10)   Amendment, dated April 23, 2013, to a Form of Incentive Agreement dated May 7, 2012 under the International Shipholding Corporation 2011 Stock Incentive Plan.

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

Date:   November 7, 2013