Form 10-K
period 2013-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2014-03-13
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . .  to . . . . . . . . . . . . . .

Commission File No. 001-10852

International Shipholding Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2989662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 North Water St. Suite 18290 Mobile, AL	36602
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (251) 243-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value Exchange	New York Stock

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer   ☐  Accelerated filer ☑      Non-accelerated filer   ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on June 28, 2013, was approximately $133,084,823.

Date    Amount

June 28, 2013         $133,084,823

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $1 par value. . . . . . . . 7,252,820 shares outstanding as of March 5, 2014

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be furnished in connection with registrant’s 2014 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL SHIPHOLDING CORPORATION

In this report, the terms “we,” “us,” “our” and the “Company” refer to International Shipholding Corporation and its subsidiaries.  In addition, the term “COA” means a Contract of Affreightment, the term “MSP” means Maritime Security Program, the term “MSC” means the U.S. Navy’s Military Sealift Command, the term “Notes” means the Notes to our Consolidated Financial Statements contained elsewhere in this report, the term “PCTC” means a Pure Car Truck Carrier vessel, the term “RO/RO” means a Roll-On/Roll-Off vessel, and the term “SEC” means the U.S. Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

General

Through our subsidiaries, we operate a diversified fleet of U.S. and International Flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term time charters or contracts of affreightment.  As of December 31, 2013 we owned or operated 50 ocean-going vessels, which consisted of:

•

Two Handysize Bulk Carriers, four Tug-Barge units (one of which is inactive), one Harbor Tug, one Belt Self-Unloading Coal Carrier and one Molten Sulphur Carrier that transport a variety of cargoes in the U.S. coastwise trade,

•	Five U.S. Flag and two International Flag Pure Car/Truck Carriers specifically designed to transport fully assembled automobiles, trucks and larger vehicles,
•	A variety of Bulk Carriers, including three double hull Handysize Bulk Carriers, one time chartered Handysize Bulk Carrier, one Capesize Bulk Carrier and one Supramax Bulk Carrier,
•

Two International Flag Multi-Purpose vessels, two International Flag Tankers, and three International Flag Container vessels, which service our contract to transport supplies for an Indonesian mining company’s operations,

•	Fifteen International Flag Mini-Bulk Carriers, in each of which we own an interest ranging between 23.7% to 25%,
•	Two International Flag Special Purpose Roll-On/Roll-Off double deck vessels, which carry rail cars between the U.S. Gulf Coast and Mexico, and
•	Two U.S. Flag Container vessels, one International Flag Ice Strengthened Multi-Purpose vessel, and one U.S. Flag Multi-Purpose Heavy Lift Dry Cargo vessel.

We own 100% of 21 of these 50 vessels.  Of the remaining vessels, 15 vessels are 23.7% to 25% owned by us, 8 vessels are leased, bareboat chartered or time chartered by us, and 6 vessels are operated by us under operating contracts.

On November 30, 2012, we acquired U.S. United Ocean Services, LLC (“UOS”), which substantially expanded our commercial U.S. coastwise transportation operations.

Our fleet is operated by our principal subsidiaries, Central Gulf Lines, Inc. (“Central Gulf”), Waterman Steamship Corporation (“Waterman”), Enterprise Ship Company, Inc., UOS, CG Railway, Inc. (“CG Railway”), LCI Shipholdings, Inc. (“LCI”), Sulphur Carriers, Inc. (“SCI”) and East Gulf Shipholding, Inc. (“East Gulf”).    Our other subsidiaries, including LMS Shipmanagement, Inc. (“LMS”) and N. W. Johnsen & Co., Inc., provide ship management, ship charter brokerage, agency and other specialized services.

Additional information on our vessels appears on the Fleet Statistics Schedule located in our combined 2013 Annual Report and 10-K report furnished to our stockholders, as well as Item 7 of this annual report.

Operating Segments

As discussed further in Item 7 of this annual report, following our acquisition of UOS in late 2012, we replaced our prior operating segments with the following new segments.

New Segments

•	Jones Act
•	Pure Car Truck Carriers
•	Dry Bulk Carriers
•	Rail-Ferry
•	Specialty Contracts
•	Other

Jones Act:  The Merchant Marine Act of 1920, or the MMA, regulates maritime commerce in U.S. waters between U.S. ports. Section 27 of the MMA, better known as the Jones Act, requires that all goods transported by water between U.S. ports be carried aboard U.S. Flag vessels, which are constructed in the U.S., owned by U.S. citizens and crewed by U.S. citizens.

With our acquisition of UOS, we believe that we now have the largest Jones Act dry bulk fleet capacity. Vessels deployed under our Jones Act segment serve both Eastern U.S. coasts and the Gulf of Mexico and operate as the primary marine transporter of coal for The Tampa Electric Company (“TECO”) and the primary marine transporter of unfinished phosphate rock for The Mosaic Company (“Mosaic”).

Under our Jones Act segment, we deploy (i) two Bulk Carriers, three Integrated Tug-Barge units, each consisting of one tug and one barge, and one Harbor Tug acquired in the UOS acquisition, (ii) one Belt Self-Unloading Coal Carrier to transport coal, under a time charter, and (iii) one vessel that transports Molten Sulphur under a contract of affreightment.  Currently, the two Bulk Carriers primarily transport coal and phosphate for TECO and Mosaic, respectively but are capable of transporting grain and other PL-480 preference cargoes overseas.  The three Integrated Tug-Barge units and the Harbor Tug operate primarily under contracts of affreightment with TECO and Mosaic.  We also own one additional Integrated Tug-Barge unit acquired from UOS which is currently inactive but could be opportunistically deployed based upon market demand.  Coal, petroleum coke, phosphate rock, sulphur and fertilizer are the principal cargoes carried by our Jones Act vessels.

We own all of the aforementioned vessels with the exception of the Molten Sulphur carrier, which we sold under a sale/leaseback arrangement in November 2012, with a buy back option in 2017. For more information on our Sale/Leasebacks see Note M - Leases.

Pure Car Truck Carriers:  Under our Pure Car Truck Carriers segment, we deploy seven PCTCs,  five of which are U.S. Flag vessels and two of which are International Flag vessels.  These vessels transport all types of vehicles, from fully assembled passenger cars to construction machinery and equipment in large numbers on multiple internal decks.

All of our PCTCs operate under time charters.  Under these contracts, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses.  In addition to contractually fixed time charter hire income, we also earn from time to time supplemental voyage income as a result of chartering back our PCTCs for the carriage of supplemental cargo.

We have operated PCTCs since 1986 when we entered into contracts with major Japanese companies.  We own both of our International Flag PCTCs,  each of which is employed under a long-term time charter contract. We own two of our five U.S. Flag PCTCs and lease the other three U.S Flag PCTCs with buy back options in 2015 and 2017.

Dry Bulk Carriers: Our modern, diversified bulk carrier fleet ranges in size, design and classification from an 8,028 metric deadweight ton Mini-Bulk Carrier to a 170,578 metric deadweight ton Capesize Bulk Carrier.  Our Dry Bulk vessels carry a wide variety of cargoes, including iron ore, coal, steel, forest and agricultural products.

The vessels which we deploy in this segment include (i) one Supramax Bulk Carrier, which we own and operate under a revenue-sharing agreement with European partners, (ii) four Handysize Bulk Carriers, three of which we own and one of which we time charter, operate under another revenue-sharing agreement, and (iii) a Capesize Bulk Carrier which is currently under a time charter contract through late 2014. Under our revenue-sharing agreements, we and the other participating vessel owners receive monthly distributions of net cash flow from time charter and voyage contracts based on a participating vessel’s performance capability compared with other participating vessels operating under the revenue-sharing agreement.

Between 2009 and November 2013, we acquired a 25% shareholding interest in 15 Mini-Bulk carriers included within our Dry Bulk Carriers segment.  On July 1, 2013, a stock issuance to an unaffiliated co-investor caused our interest in six of the vessels to be reduced to 23.7%.  These Mini-Bulkers are deployed in the spot market or on short to medium term time charters and voyage contracts.  We believe these arrangements expand our global commercial and operational network.

Rail-Ferry:  Our Rail-Ferry segment uses our two Roll-on/Roll-off Special Purpose double deck vessels, which carry rail cars between the U.S. Gulf Coast and Mexico in regularly scheduled waterborne service.  The service provides departures every four days from Mexico and the U.S. Gulf, respectively, for a three-day transit between ports. Since 2007, we have conducted these operations out of our terminal in Mobile, Alabama and a terminal in Coatzacoalcos, Mexico, which we upgraded in 2007 to accommodate the vessels’ newly-installed second decks that doubled their carrying capacity.  We own a 49% interest in Terminales Transgolfo, S.A. de C.V., which owns and operates the rail terminal in Coatzacoalcos, Mexico.

We believe this unique service provides a cost effective alternative route for shippers between Mexico and the Eastern United States providing more efficient direct service and the option of not crossing the Texas-Mexican border. Trade for this segment is primarily driven by commodities such as forest products, sugar, metals, minerals, plastics and chemicals.

In August 2012, we acquired two related businesses that own and operate a certified rail-car repair facility near the port of Mobile, Alabama.  For further information on this acquisition, see Note B - Acquisitions. We plan to continue to use these businesses to service and repair third party customers as well as rail-cars that are transported via our Rail-Ferry vessels. We believe this acquisition allows us to integrate two established services and retain revenue and profits related to the cleaning and repairs of rail-cars that were previously contracted to a third party.

Specialty Contracts:  Our Specialty Contracts segment is comprised of vessels owned or chartered not otherwise described above, operating under unique contracts.  This segment includes (i) two Container vessels which are on time charter to another shipping company, (ii) two Multi-Purpose vessels, two Tankers, and three Container vessels which have serviced our contract since 1995 to transport fuel and supplies for an Indonesian mining company, (iii) one Multi-Purpose Heavy Lift Dry Cargo vessel which is time chartered to another shipping company, and (iv) one Multi-Purpose Ice Strengthened vessel deployed in the spot market.

Other: This segment consists of operations that include ship and cargo charter brokerage and agency services provided to unaffiliated companies and our operating companies, and other specialized services provided to our operating subsidiaries.  These services facilitate our operations by allowing us to avoid reliance on third parties to provide these essential services.  Also reported within this segment are corporate-related items and income and expense items not allocated to our other reportable segments.

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

History

Our Company was originally founded as Central Gulf Steamship Corporation in 1947 by the late Niels F. Johnsen and his sons, Niels W. Johnsen and Erik F. Johnsen, both of whom served as past CEOs and former directors prior to their retirements.  Central Gulf was privately held until 1971 when it merged with Trans Union Corporation (“Trans Union”).  In 1978, International Shipholding Corporation was formed to act as a holding company for Central Gulf, LCI, and certain other affiliated companies in connection with the 1979 spin‑off by Trans Union of our common stock to Trans Union’s stockholders.  In 1986 we acquired the assets of Forest Lines, in 1989 we acquired Waterman and in late 2012 we acquired UOS.  Since our spin‑off from Trans Union, we have continued to act solely as a holding company, and our only significant assets are the capital stock of our subsidiaries.

Competitive Strengths

Diversification.  Our strategy for many years has been to seek and obtain contracts that provide predictable cash flows and contribute to a diversification of operations.  These diverse operations vary from chartering vessels to the United States government, to chartering vessels to a wide range of commercial customers for the transport of a broad range of products, including automobiles, coal, minerals, paper, steel, wood products, mining supplies, molten sulfur, and standard size railroad cars.

Predictable Operating Cash Flows. Our operations have historically generated cash flows sufficient to cover our debt service requirements and operating expenses, including the recurring drydocking requirements of our fleet.  For the years ended December 31, 2013, 2012, and 2011 approximately 72%, 60%, and 63%, respectively, of our gross revenues were from fixed contracts. The length and structure of our contracts, the creditworthiness of our customers, and our diversified customer and cargo bases all contribute to our ability to consistently meet such requirements in an industry that is cyclical in nature.  Our medium to long-term time charters provide for a daily charter hire rate that is payable whether or not the charterer utilizes the vessel.  These time charters require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and in some cases include cost escalation features covering certain of our expenses.  In addition, our contracts of affreightment guarantee a minimum amount of cargo for transportation.  Our cash flow from operations was approximately $23.6 million, $9.8 million, and $46.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, after deducting cash used for drydocking payments of approximately $18.2 million, $11.3 million and $6.8 million for each of these years, respectively.

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

Experienced Management Team.  Our management team has substantial experience in the shipping industry.  Our Chief Executive Officer, President, and Chief Financial Officer have over 114 years of collective experience with our Company.  We believe that the experience of our management team is important to maintaining long-term relationships with our customers.

Marketing

We maintain marketing staffs in New York, Mobile, Tampa, Singapore, and Shanghai and a network of marketing agents in major cities around the world who market our time charter and contracts of affreightment services.  We market our Rail-Ferry Service under the brand name CG Railway.  We market our remaining transportation services under the brand names Central Gulf, Waterman, East Gulf, and UOS (doing business as Coastal Carriers).  We advertise our services in trade publications in the United States and abroad.

Insurance

We maintain protection and indemnity (“P&I”) insurance to cover liabilities arising out of our ownership and operation of vessels with the Standard Club Europe Ltd. (“The Club”), which is a mutual ship owners’ insurance organization commonly referred to as a P&I club.  The Club is a participant in and subject to the rules of its respective international group of P&I associations.  The premium terms and conditions of the P&I coverage provided to us are governed by the rules of The Club.

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

The P&I insurance also cover our vessels against liabilities arising from the discharge of oil or hazardous substances in U.S., international, and foreign waters, subject to various exclusions.

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

Insurance premiums for the coverage described above vary from year to year depending upon our loss record and market conditions.  In order to reduce premiums, we maintain certain deductible and co‑insurance provisions that we believe are prudent and generally consistent with those maintained by other shipping companies.  Certain exclusions under our insurance policies could limit our ability to receive payment for our losses (See Note H – Self-Retention Insurance).

For a further discussion of terrorism and insurance risks, see the various disclosures under “Risk Factors” in Item 1A of this annual report, generally, and the subheading “Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our operations,” in particular.

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

The Jobs Creation Act also provided for the deferred recognition of taxable income from shipping operations of controlled foreign corporations until that income is repatriated.  We plan to indefinitely re-invest our foreign earnings, and accordingly we have not provided deferred taxes against those earnings.  The principal reasons for this position are as follows: maintenance of foreign flag fleet, future expansion of foreign flag fleet and U.S. Flag fleet’s operating cash flow needs are adequately met by its operations.

The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the active financing exception from Subpart F income.  The extension was retroactive from January 1, 2012 through December 31, 2013.  For 2012, we reflected our active financing income as a reduction to our current year U.S. net operating loss.  During the first quarter of 2013, we increased our U.S. net operating loss carryforward $2.0 million to reflect the retroactive application of the new law.

For additional tax information, see “Critical Accounting Policies” in Item 7 of this annual report, and Note J – Income Taxes included in the financial pages of this annual report.

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

On October 8, 1996, Congress adopted the Maritime Security Act of 1996, which created the MSP and authorized the payment of $2.1 million per year, per ship for 47 U.S. Flag ships through the fiscal year ending September 30, 2005.  This program eliminated the trade route restrictions imposed by the previous federal program and provides flexibility to operate freely in the competitive market.  On December 20, 1996, Waterman entered into four MSP operating agreements with the United States Maritime Administration (“MarAd”), and Central Gulf entered into three MSP operating agreements with MarAd.  We also participate in the Voluntary Intermodal Sealift Agreement (“VISA”) program.  Under this VISA program, and as a condition of participating in the MSP, we have committed to providing vessel capacity for the movement of military cargoes in times of war or national emergency.  By law, the MSP is subject to annual appropriations from Congress.  In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP participants, such as Waterman and Central Gulf, to re‑flag their vessels under foreign registry expeditiously.  In 2003, Congress authorized an extension of the MSP through 2015, increased the number of ships eligible to participate in the program from 47 to 60, and increased MSP payments to companies in the program, all made effective on October 1, 2005.  Authorized annual payments per fiscal year for each vessel for the current MSP program were $2.9 million for years 2009 to 2011, and $3.1 million for years 2012 to 2015, subject to annual appropriation by the Congress, which is not assured.  On October 15, 2004, Waterman and Central Gulf each filed applications to extend their MSP operating agreements for another ten years through September 30, 2015, all seven of which were effectively grandfathered in the MSP reauthorization.  Simultaneously, we offered an additional ship for participation in the MSP.  On January 12, 2005, MarAd awarded Central Gulf four MSP operating agreements and Waterman four MSP operating agreements, effective October 1, 2005, for a net increase of one MSP operating agreement.  On January 7, 2011, the President signed into law legislation that extended the MSP under its current terms and conditions through September 30, 2025.  The terms of the MSP contracts of Waterman and Central Gulf currently run through September 30, 2015.  On January 2, 2013, the President signed into law the National Defense Authorization Act for Fiscal Year 2013 which included a comprehensive reauthorization of the Maritime Security Program. Shortly thereafter, Waterman and Central Gulf executed amendments that extended all of their pre-existing MSP contracts through September 30, 2025. Authorized annual payments per fiscal year for each vessel under the new law, will be $3.1 million for years 2015 to 2018, $3.5 million for years 2019 to 2021, and $3.7 million for years 2022 to 2025.

Under the Merchant Marine Act, U.S. Flag vessels are subject to requisition or charter to the U.S. Government’s MSC whenever the President declares that national security requires such action.  The owners of any such vessels must receive just compensation as provided in the Merchant Marine Act, but there is no assurance that lost profits, if any, will be fully recovered.  In addition, during any extension period under each MSC charter or contract, the MSC has the right to terminate the charter or contract on 30 days notice.

Certain laws governing our operations, as well as our U.S. coastwise transportation contracts, require us to be at least 75% owned by U.S. citizens.  We monitor our stock ownership to verify our continuing compliance with these requirements.  Our certificate of incorporation allows our Board of Directors to restrict the acquisition of our capital stock by non‑U.S. citizens.  Under our certificate of incorporation, our Board of Directors may, in the event of a transfer of our capital stock that would result in non-U.S. citizens owning more than 23% (the “permitted amount”) of our total voting power, declare such transfer to be void and ineffective.  In addition, our Board of Directors may, in its sole discretion, deny voting rights and withhold dividends with respect to any shares of our capital stock owned by non-U.S. citizens in excess of the permitted amount.  Furthermore, our Board of Directors is entitled under our certificate of incorporation to redeem shares owned by non-U.S. citizens in excess of the permitted amount in order to reduce the ownership of our capital stock by non-U.S. citizens to the permitted amount.

We are required by various governmental and quasi‑governmental agencies to obtain permits, licenses, and certificates with respect to our vessels.  The kinds of permits, licenses, and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel, and our status as a vessel owner or charterer.  We believe that we have, or can readily obtain, all permits, licenses, and certificates necessary to permit our vessels to operate.

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

Many countries have ratified and follow the liability plan adopted by the IMO as set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”) and the Convention for the Establishment of an International Fund for Oil Pollution of 1971.  Under these conventions, the registered owner of a vessel is strictly liable for pollution damage caused in the territorial seas of a state party by the discharge of persistent oil, subject to certain defenses.  Liability is limited to approximately $183 per gross registered ton (a unit of measurement of the total enclosed spaces in a vessel) or approximately $19.3 million, whichever is less.  If a country is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage (the “1992 Protocol”), the maximum liability limit is $82.7 million.  The limit of liability is tied to a unit of account that varies according to a basket of currencies.  The right to limit liability is forfeited under the 1969 Convention when the discharge is caused by the owner's actual fault and under the 1992 Protocol when the discharge is caused by the owner's intentional or reckless misconduct.  Vessels operating in waters of states that are parties to these conventions must provide evidence of insurance covering the liability of the owner.  In jurisdictions that are not parties to these conventions, various legislative schemes or common law govern.  We believe that our pollution insurance policy covers the liability under the IMO regimes.

Competition

The shipping industry is intensely competitive and is influenced by economic and political events largely outside the control of shipping companies.  Varying economic factors can cause wide swings in freight rates and sudden shifts in traffic patterns or shipping needs.  Vessel redeployments and new vessel construction can lead to an overcapacity of vessels offering the same service or operating in the same market.  Changes in the political or regulatory environment can also create competition that is not necessarily based on normal considerations of profit and loss.  Several of our competitors have greater resources than we do.  Our strategy is to reduce the effects of cyclical market conditions by operating specialized vessels in niche market segments and deploying a substantial number of our vessels under medium to long-term time contracts with creditworthy customers and on trade routes where we have established market share.  We also seek to compete effectively in the traditional areas of price, reliability and timeliness of service.

Our Jones Act and PCTC segments primarily include medium and long-term contracts with long standing customers.  With the acquisition of UOS, we believe we have strengthened our position in the domestic coastal trade by assembling the largest Jones Act dry bulk carrier fleet by capacity.  While our U.S. Flag PCTCs operate worldwide in markets where International Flag vessels with foreign crews predominate, we believe that our U.S. Flag PCTCs can compete effectively in obtaining renewals of existing contracts if we are able to continue to participate in the MSP, continue to receive cooperation from our seamen’s unions in controlling costs and carry U.S. Flag supplemental cargoes.

Our Rail-Ferry segment faces competition principally from companies who transport cargo over land rather than water including railroads and trucking companies that cross land borders.

In our Dry Bulk Carriers segment we are part of three revenue-sharing agreements with two separate European partners. The vessels in the revenue sharing agreements are employed under short term and spot market time charter and voyage charters. In addition, to augmenting our worldwide offices, we believe these partnerships expand our global commercial and operational network.

For additional information, see “Risk Factors” in Item 1A of this annual report, generally, and the subheading “We operate in a highly competitive industry,” in particular.

Contracts

We derive a substantial portion of our revenue under medium to long-term contracts, including time charters and contracts of affreightment.

Time charters are marine transportation contracts under which we retain operating control over the vessel, but our charterer obtains the right for a specified period of time to direct the movements and utilization of the vessel in exchange for payment of a specified daily rate.  Under these contracts, we typically fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses.

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

Employees

As of December 31, 2013, we employed approximately 472 shipboard personnel and 153 shoreside personnel.  We consider relations with our employees to be excellent.

All of Central Gulf, Waterman, UOS and our other U.S. shipping companies’ shipboard personnel are covered by collective bargaining agreements.  Some of these agreements relate to particular vessels and have terms corresponding with the terms of their respective vessel’s charter. We have experienced no strikes or other significant labor problems during the last ten years.

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

ITEM 1A.  RISK FACTORS

The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations.  The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition; and Results of Operation” and our Consolidated Financial Statements and related Notes included elsewhere in this report.  Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us.  Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, which we currently deem to be immaterial or that are not specific to us, such as general economic conditions.

Our industry is cyclical and has experienced a recent decline in the demand for certain of the services we offer, which could negatively impact our revenues and earnings.

Historically, the shipping industry has been cyclical.  The nature, timing and degree of changes to industry conditions are generally unpredictable and are impacted by factors beyond our control.  Various factors influence the demand for our transportation services, including changes in (i) worldwide demand for the commercial products we carry, (ii) the volume of cargoes we carry for or the amount of services we provide to the U.S. government, and (iii) the supply and demand of vessels. The worldwide supply of vessels generally increases with deliveries of new, refurbished or converted vessels and decreases with the scrapping of older vessels. If the available supply of vessels exceeds the number of vessels being scrapped, vessel capacity and competition in the markets where we operate may increase.  In the absence of a corresponding increase in the demand for these vessels, the charter hire and cargo rates for our vessels could fluctuate significantly and result in, among other things, lower operating revenues, earnings and asset values.  In addition, the utilization rates of our vessels could decrease, particularly those that operate in the spot market or periodically carry supplemental cargoes.

We may not be able to renew our time charters and contracts when they expire at favorable rates or at all.

During the year ended December 31, 2013, we received approximately 72% of our revenue from time charters and other fixed contracts.    However, there can be no assurance that any of these charters or contracts, which are generally for periods of one year or more, will be renewed.

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

Currently we deploy 48% of our vessels in the spot market, where rates are typically volatile and subject to short-term market fluctuations.  The spot market for marine transportation services is highly competitive, and charter rates for most dry cargo vessels in the spot market are currently low in relation to historical rates over the past couple of decades.  If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit.  Moreover, to the extent our vessels are employed in the spot market voyage contracts, both our revenue from vessels and our operating costs will likely be more significantly impacted by increases in fuel costs.

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

A significant amount of our revenues were derived from four customers, and our revenues could decrease significantly if these customers were lost or their revenue decreased.

For the years ended December 31, 2013, 2012, and 2011, we derived 27%, 41%, and 34% of our revenues, respectively, from contracts with various agencies or departments of the U.S. government.  Likewise, we derived 12.6%, 15.3%, and 15% of our revenues for the same periods, respectively, from contracts with a Japanese company.  Additionally, we derived 21% of our 2013 revenue from two major U.S. corporations.  We are unable to assure you that these customers will continue to contract with us on similar terms, or will not decide to contract with our competitors or perform their own shipping functions themselves.  Our inability or failure to continue to retain these customer relationships, to continue to employ our vessels at rates comparable to those historically earned from these customers, or to charter these vessels otherwise in a reasonable period of time or at all could adversely affect our operations and performance. Specifically, Congress has recently reduced levels of the U.S. government’s discretionary spending on a wide range of programs, including “sequestration” and other reductions of military spending.  Future additional cuts in discretionary spending could adversely affect our revenue derived from the U.S. government (See Note O – Significant Operations).

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

The demand for our transportation services is also exposed to the risk that increases in trade protectionism or changes in trade patterns will adversely affect our business. If global economic conditions remain slack and uncertain, governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing the demand for shipping. Similarly, if changes in production costs or other factors cause manufacturing companies to locate a greater share of their production facilities nearer to their consumers, then demand for our shipping services could be further depressed. Either of these could have a material adverse effect on our financial condition, results of operations, ability to pay dividends and future prospects.

If Congress does not make sufficient appropriations under the National Defense Authorization Act for any fiscal year, we may not continue to receive certain payments.

If Congress does not make sufficient appropriations under the National Defense Authorization Act for any fiscal year, we may not continue to receive annual payments with respect to certain of our U.S. Flag vessels that we have committed to the federal government under the U.S. Maritime Security Program.  Under this program, which is currently in effect through 2025, each participating vessel received annual payments of $3.1 million in 2012.  However, our 2013 payment was reduced to $2.8 million due to sequestration cuts but our 2014 payment is scheduled to equal the full annual payment of $3.1 million per vessel. As of December 31, 2013,  eight of our vessels operated under contracts issued under this program.  Since payments under this program are subject to annual appropriations by Congress and are not guaranteed, we cannot assure that we will continue to receive these annual payments, in full or in part.

We cannot assure that we will be able to comply with all of our loan covenants.

All of our credit agreements impose restrictions or limitations on our business and require us to comply with various loan covenants.  The restrictions or limitations these covenants place on us include limitations on our ability to freely: (i) consolidate or merge; (ii) incur new or certain types of debt; (iii) engage in transactions with affiliates; (iv) create liens or permit them to exist on our assets; and (v) directly invest in assets other than vessels without being subject to various financial covenant ratios.  These financial covenants include covenants that stipulate minimum levels of net worth, working capital and earnings, liquidity and maximum levels of debt and debt leverage.  Our ability to satisfy these and other covenants depends on our results of operations and ability to respond to changes in business and economic conditions.  Several of these matters are beyond our control or may be significantly restricted, and, as a result, we may be prevented from engaging in transactions that otherwise might be considered beneficial to us and our stockholders.

While we currently believe that we have available options to prevent or mitigate any covenant breaches, we cannot assure that we will be able to implement them timely or at all, or that they will enable us to meet all of our current covenants.  In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt. For further detailed information on our compliance with our financial covenants as of December 31, 2013, see below in this report “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Covenants.”

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

A portion of our incumbent shipping operations and substantially all of the shipping operations we acquired from UOS are conducted in the U.S. coastwise trade. Under U.S. federal laws known as the “Jones Act,” this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under U.S. Flag.  Our failure to comply with these restrictions could subject us to severe penalties, including the permanent loss of the right to engage in U.S. coastwise trade.  If the Jones Act were repealed, substantially amended or waived, it could potentially result in additional competition from vessels built in generally lower-cost foreign shipyards and owned and manned by foreign nationals, which could have an adverse effect on our business, results of operations and financial condition. We cannot assure you that the Jones Act will not be repealed or modified in a way that would be detrimental to our business.

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

Over the past several years, piracy attacks on merchant ships have remained high, particularly in the Gulf of Aden and off the East Coast of Africa.  Our industry is a sector of the economy that we believe is particularly likely to be adversely impacted by the effects of political instability, terrorist attacks, war, international hostilities or piracy.  In addition, we conduct operations in Indonesia, Southern Mexico, West Africa, the Arabian Gulf, and other areas that are particularly likely to be exposed to the risk of these potential adverse effects.

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

We have a  significant amount of intangible assets on our balance sheet.  If our intangible assets became impaired, we may suffer a reduction in our earnings and stockholders’ equity.

Under generally accepted accounting principles, intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable.  If our intangible assets are determined to be impaired in the future, we may be required to record significant, non-cash charges to earnings during the period in which the impairment is determined, which would reduce our net income and subsequently reduce our stockholders’ equity.

As a holding company with no operations of our own, we rely on payments from our operating companies to meet our obligations.

As a holding company without any material assets or operations, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and the distribution of those earnings to us or upon loans or other payments of funds by those subsidiaries to us.  As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt, or to declare and make dividend payments to the holders of our securities.  The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our respective obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. Additionally, our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing purposes, to make any funds available to us to repay our debt or other obligations, whether by dividends, loans or other payments.  The amount of dividends that our subsidiaries may pay is restricted by the law of the jurisdiction in which they were formed.  In addition, our rights to receive assets of any subsidiary upon its liquidation, reorganization or default scenarios that continue will also be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors.

Our business and financial alternatives could be constrained by our current obligations and any future borrowings.

We are highly leveraged.  In addition to the liabilities recorded on our consolidated balance sheets as of December 31, 2013, we owe substantial amounts under our long-term operating leases.  For more information, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Contractual Obligations and Other Commitments” appearing elsewhere in this report.

Our leverage could have material adverse consequences for us, including:

•	limiting our ability to access the capital markets;
•	hindering our ability to adjust to changing market, industry or economic conditions;
•	requiring us to dedicate a substantial portion of our cash flow from operations to the payment of debt, thereby limiting 13 the amount of free cash flow available for other purposes, including capital expenditures, dividends, stock repurchases or growth opportunities;
•	making us more vulnerable to economic or industry downturns, including interest rate increases;
•	placing us at a competitive disadvantage to those of our competitors who have less indebtedness;
•	increasing the risk that we will need to sell securities or assets, possibly on unfavorable terms, to meet payment obligations; or
•	increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments.

The effect of each of these factors could be intensified if we increase our borrowings or lease commitments.

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

In the future, we may consider selling debt and/or equity securities to raise additional funds, including refinancing a portion of our maturing debt.  Our ability to arrange any such financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  Prevailing market conditions could be adversely affected by disruptions in domestic or overseas sovereign debt markets, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad.  Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets.  This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are as favorable as those from which we previously benefitted, on terms that are acceptable to us, or at all.  Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.

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

The average age of the vessels in our fleet that we own or lease, excluding our vessels engaged in U.S. coastwise trade, is approximately 12 years (nine years if our partially-owned Mini-Bulk Carriers built in 2010 and 2011 are included in the average).  The average age of our vessels actively engaged in U.S. coastwise trade is approximately 33 years (which reflects the longer vessel lives typically associated with vessels deployed in this trade).  See below in this report “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary– Overview of Fleet.”  In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase and become more difficult to estimate with accuracy as the age of the vessel increases. Moreover, customers generally prefer modern vessels over older vessels, which place the older vessels at a competitive disadvantage, especially in weak markets. In addition, changes in governmental regulations, compliance with classification society standards and customer requirements or competition may require us to make additional expenditures for alterations or the addition of new equipment.  In order to make such alterations or add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues. Expenditures such as these may also require us to incur additional debt or raise additional capital. There can be no assurance that market or general economic conditions will enable us to replace our existing vessels with new vessels, justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

Our Rail-Ferry Segment has a history of losses, and we can give no assurances as to its future gross voyage profitability.

As a result of a reduction in future anticipated cash flows generated by our rail-ferry service that we began operating in 2001, we recognized a non-cash impairment charge of $25.4 million in the third quarter of 2010 to reduce the carrying value of these assets to their estimated fair value. With the reduced capital cost and an increase in cargoes, this segment was profitable for the last three years.  We cannot assure that this service will be operated profitably in the future.

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

Regulation of our customers’ businesses could further impact our operations.

The profitability and viability of certain of our customers’ businesses are dependent upon laws and regulations governing their operations.  Laws that restrict or preclude their operations could reduce demand for certain vessels.  Specifically, currently-pending U.S. governmental proposals to enhance the regulation of carbon emissions could, over time, reduce the demand for our coal-carrying vessels.

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

Due to the age of several of our vessels, the repairs and remediation required in connection with classification society surveys and inspections may be extensive and require significant expenditures. Additionally, until such time as certain repairs and remediation required in connection with such surveys and inspections are completed (or if any vessel fails such a survey or inspection), the vessel may be unable to trade between ports and, therefore, would be unemployable. Any such loss of the use of a vessel could have an adverse impact on our financial condition and results of operations, and any such impact may be material.

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

The operations of our vessels are subject to various inherent risks, including:

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

Although we maintain insurance coverage against most of these risks at levels our management considers to be customary in the industry, risks may arise for which we are not adequately insured.  Various claims, such as loss of hire, may not be covered by our policies.  Additionally, any particular claim may be subject to deductibles or other coverage restrictions, the aggregate impact of which could be material.  We cannot assure you that we will be able to renew our existing insurance coverage at commercially reasonable rates or that insurance will remain available at reasonable rates for each of our foreseeable risks that we seek to insure, especially those relating to terrorism or piracy.  Similarly, we cannot assure you that our insurance coverage will be adequate to cover future claims as they arise, or that available insurance will cover all foreseeable risks, particularly those involving catastrophic environmental liability.  Any uninsured or underinsured loss could have an adverse effect on our financial performance or condition.

Additionally, certain of our insurance coverage is maintained through mutual “protection and indemnity” associations, which are mutual insurance clubs whose members must contribute payments to cover losses sustained by other club members.  As a mutual club, a substantial portion of its continued viability to effectively manage liability risks is reliant upon the premiums paid by its members. As a member of such associations, we may incur the obligation to satisfy payments in addition to previously established or budgeted premiums to the extent member claims would surpass the reserves of the association. We may be subject to calls or premiums in amounts based not only on our own claim records, but also the claim records of all other members (or the members of affiliated clubs) over which we have no control. Our payment of these calls could result in significant additional expenses.  In addition, we cannot assure you that other association members called upon to pay our claims will be able to do so, particularly since the exposure to such calls would be concentrated among a limited number of shipping companies facing the same types of risks as ours.

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

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	licensing, currency, political or other business restrictions or requirements;
•	economic, political and social instability, with the attendant risks of extortion or civil unrest;
•	potential vessel seizure, terrorist attacks, piracy, kidnapping, the expropriation of assets and other governmental actions, many of which are not covered by our insurance;
•	currency restrictions and exchange rate fluctuations;
•	potential submission to the jurisdiction of a foreign court or arbitration panel;
•	pandemics or epidemics that disrupt worldwide trade or the movement of vessels;
•	import and export restrictions;
•	longer payment cycles and problems collecting accounts receivable,
•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act (“FCPA”) as well as other anti-corruption laws;
•	the inability to enforce our contract rights, either due to under-developed legal systems or government actions that result in a deprivation of contract rights; and
•	the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public and governmental regulation that increase our operating expenses.

Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding effect of any such events, each of which could have an adverse effect on our financial condition and results of operations.

Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or vessel revenue sharing arrangements with other shipping companies or local operators, partners or agents.  Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under the FCPA or other anti-corruption laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA or other applicable anti-

corruption laws.  Any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on our business, results of operations, reputation or prospects.

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

As of December 31, 2013, all of our U.S. shipboard personnel were unionized employees covered by collective bargaining agreements.

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

Increases in costs for pension and healthcare benefits for our active and retired employees may reduce our profitability and liquidity and increase our funding commitments.

Our costs of maintaining our pension, healthcare and other plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

•	decreases in investment returns on funds held by our pension and other benefit plan trusts;
•	changes in prevailing interest rates and the discount rate used to calculate pension and other post-retirement expenses;
•	increases in healthcare costs generally or claims submitted under our healthcare plans specifically;
•	the continuing implementation of the Patient Protection and Affordable Care Act, and the related reconciliation act and regulations promulgated thereunder;
•	increases in the number of retirees who elect to receive lump sum benefit payments;
•	changes in plan benefits; and
•	changes in funding laws or regulations.

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

As of March 1, 2014, two of our current directors, Niels M. Johnsen and Erik L. Johnsen, and their respective family members and affiliated entities, beneficially owned an aggregate of 20.8% of our common stock.  Niels M. Johnsen and Erik L. Johnsen are also executive officers of the Company, and their respective fathers were formerly executive officers and directors.  As a result, the Johnsen family may have the ability to exert significant influence over our affairs and management, including the election of directors, delaying or preventing a change of control transaction, and effecting other corporate actions requiring stockholder approval.

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

Our future success will depend, in significant part, upon the continued services of our senior management team and other key personnel, especially those of our Chief Executive Officer, President, and Chief Financial Officer, who have substantial experience in the shipping industry and over 114 years of collective experience with us. We believe that the experience of our senior management team is a vital component to maintain long-term relationships with our customers.  Similarly, UOS’ Senior management team will be integral to maintaining long-term relationships with UOS’ Key customers.  The loss of the services of any of these individuals could adversely affect our future operating results, and we may have to incur significant costs to find sufficient replacements for them, if available.

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

Our business is subject to potential security breaches and attacks.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, to manage or support a variety of our business operations, transactions and processes, and to maintain various records, which may include personally identifiable information of customers, employees or other third parties.  We make significant efforts to maintain the security and integrity of these types of information and systems (and maintain contingency plans in the event of security breaches or system disruptions).  Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data, account takeovers, or other forms of cyber-attacks or similar events, whether caused by mechanical failures, human error, fraud, malice, sabotage or otherwise.  The frequency, scope and sophistication of cyber-attacks continue to grow, which increases the possibility that our security measures will be unable to prevent our systems’ improper functioning or the improper disclosure of personally identifiable information.  Any failure to maintain the proper functioning, security and availability of our information systems could interrupt our operations, damage our reputation, or subject us to claims, any of which could materially and adversely affect us.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying Notes.  For a discussion of our Critical Accounting Policies, see below in this report ”Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” If future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our Consolidated Financial Statements and related disclosures.

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

In addition, as noted under “– Risk Factors Related To Our Business – We are subject to the control of our principal stockholders,” the Johnsen family beneficially owns a substantial portion of our common stock.  These provisions and circumstances could deter a third party from tendering for the purchase of some or all of our shares. These provisions and circumstances may have the effect of impeding, delaying or preventing changes of control of the ownership and management of ISH, even if such transactions would have significant benefits to our stockholders.

We cannot assure you that quarterly dividends on, or any other payments in respect of, our outstanding capital stock will be made timely or at all.

For the reasons noted below, we cannot assure you that we will be able to pay quarterly dividends on our common stock at the current rate, timely or at all. Likewise, we cannot assure you that we will be able to pay quarterly dividends on, or make other payments in respect of, our Series A and Series B Preferred Shares timely or at all.  Quarterly dividends on our common stock and the Series A and Series B Preferred Shares will be paid from funds legally available for such purpose when, as and if declared by our Board of Directors.  You should be aware that certain factors may influence our decision, or adversely affect our ability, to pay dividends on our common stock or our Series A and Series B Preferred Shares, including, among other things:

•

our supply of cash or other liquid assets might decrease for any of the reasons described in this report, including (i) due to changes in competition, regulation, vessel rates, fleet deployment, taxes, capital markets, operating or drydock costs, or litigation expense or (ii) the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to lawfully transfer cash to us;

•

our cash requirements or plans might change for a wide variety of reasons, including changes in our capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans, pension funding requirements or plans, or financial position;

•	our ability to service and refinance our current and future indebtedness and our ability to borrow or raise additional capital to satisfy our capital needs;
•	restrictions imposed by our existing, or any future, credit facilities, debt securities or leases, including restricted payment and leverage covenants;
•

the amount of cash that our subsidiaries may make available to us, whether by dividends, loans or other repayments, may be subject to (i) restrictions imposed by state law and (ii) restrictions imposed by the terms of credit facilities applicable to certain subsidiaries and, potentially, the terms of any future indebtedness that these subsidiaries may incur; and

•

limitations on cash payments to shareholders under Delaware law, including limitations that require dividend payments be made out of surplus or, subject to certain limitations, out of net profits for the then-current or preceding year in the event there is no surplus.

Based on its evaluation of these and other relevant factors, our Board of Directors may, in its sole discretion, decide not to declare a dividend on our common stock or our Series A or B Preferred Shares for any quarterly period for any reason, regardless of whether we have funds legally available for such purposes. Holders of our common stock should be aware that terms of our Series A and B Preferred Shares further limit our ability, under certain circumstances, to make dividend or other payments in respect of our common stock.

Our acquisition of UOS in late 2012 subjected us to various risks; any additional future acquisitions of vessels or businesses by us would subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

Since acquiring UOS in late 2012, we have been devoted significant management attention and resources to integrating the business practices and operations of UOS with our operations.  We have incurred and expect to continue to incur certain non-administration expenses in connection with integrating many of UOS’s operations, policies and procedures with ours. These expenses include wage and benefit increases necessary to integrate UOS’s non-union vessel personnel into our unions. While we have assumed that a certain amount of integration expenses will continue to be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these expenses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Vessels

Of the 50 ocean‑going vessels operating in our fleet at March 1, 2014, twenty-one were 100% owned by us, fifteen were 23.7% to 25% owned by us, eight were leased, bareboat chartered or time chartered by us, and six were operated by us under operating contracts.

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

Certain of the vessels owned by our subsidiaries are mortgaged to various lenders to secure such subsidiaries’ long-term debt (See Note F – Long-Term Debt).

Other Properties

We lease our current corporate headquarters in Mobile, Alabama, our administrative, sales and chartering office in New York, our administrative office and warehouse in Tampa, and our agency and chartering office in Shanghai.  In 2013, the aggregate annual rental payments under these operating leases totaled approximately $1.5 million.

ITEM 3. LEGAL PROCEEDINGS

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims against us are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries mitigate our exposure (For additional information, See Note L – Commitments and Contingencies).

In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries and other matters.  While the outcome of such claims cannot be predicted with certainty, we believe that our insurance coverage and reserves with respect to such claims are adequate and that such claims should not have a material adverse effect on our business or financial condition (For additional information, See Note L – Commitments and Contingencies).

On June 23, 2009, a complaint was filed in U.S. District Court of Oregon by ten plaintiffs against approximately 40 defendants, including Waterman, which is one of our wholly owned subsidiaries. The suit was filed for contribution and recovery of both past and future cost associated with the investigation and remediation of the Portland Harbor Superfund Site. Based on our review to date, we believe our exposure, if any, would be limited to an insurance deductible which we believe would be immaterial.

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

			Dividends
2012	High	Low	Paid

1st Quarter	$23.41	$18.83	$0.25/Share
2nd Quarter	24.11	17.78	$0.25/Share
3rd Quarter	20.54	16.23	$0.25/Share
4th Quarter	17.73	13.00	$0.25/Share

			Dividends
2013	High	Low	Paid

1st Quarter	$20.93	$16.97	$0.25/Share
2nd Quarter	24.00	16.07	$0.25/Share
3rd Quarter	28.13	22.16	$0.25/Share
4th Quarter	32.11	23.77	$0.25/Share

 As described in greater detail in Item 1A of this report, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

As of March 5, 2014, there were approximately 343 stockholders of record of our common stock.  As of March 5, 2014, the closing stock price of our common stock was $32.00.

Performance Graph

The following graph compares the cumulative total shareholder return of our Common Stock to that of the (i) S&P 500 Index, (ii) an Industry Peer Group (which consists of Diana Shipping Inc., Kirby Corporation, and Baltic Trading Ltd.), and (iii) our predecessor Industry Peer Group (which consisted of Diana Shipping Inc., Kirby Corporation, and Eagle Bulk Shipping Inc. and which is referred to below as the “Old Peer Group”) for the Company's last five fiscal years.  We believe the new peer group provides a better comparison by substituting a new company whose structure and size is more similar to ours.

*Assumes $100 invested at the close of trading on the last trading day in 2008 in ISH common stock, the S&P 500, and the Industry Peer Group.  Also assumes reinvestment of dividends.

	December 31,
	2008	2009	2010	2011	2012	2013
ISH --♦--	$100.00	$132.46	$115.23	$91.05	$85.47	$160.16
S&P --■--	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Group --▲--	$100.00	$121.84	$133.64	$159.94	$150.08	$246.87
Old Peer Group	$100.00	$116.09	$126.37	$145.99	$136.91	$225.10

In accordance with New York Stock Exchange rules, Niels M. Johnsen, our Chief Executive Officer, has certified to the NYSE that, as of May 16, 2013, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.    This certification is to be submitted to the NYSE each year no later than 30 days after our annual stockholders meeting.

Our Chief Executive Officer and Chief Financial Officer certifications required for 2013 by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.

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

We did not repurchase any of our shares of common stock during 2013.  As of December 31, 2013, we had 285,377 shares available to be purchased under our 2008 repurchase plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2013 – October 31, 2013	-	-	-	285,377
November 1, 2013 - November 30, 2013	-	-	-	285,377
December 1, 2013 – December 31, 2013	-	-	-	285,377

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

This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.

(All Amounts in Thousands Except Share and Per Share Data)
	Year Ended December 31,

	2013 (6)	2012 (5)	2011(4)	2010	2009
Income Statement Data:
Revenues (1)	$310,152	$243,496	$263,196	$290,049	$379,951
Impairment Loss (2)	-	-	-	25,430	2,899
Gross Profit	32,466	30,622	45,726	37,343	61,120
Operating Income	9,647	23,971	43,609	16,183	36,270
Income from Continuing Operations	18,157	21,962	31,549	15,302	42,221
Net Income Available to Common Stockholders	14,931	21,962	31,549	15,302	42,221
Basic and Diluted Earnings Per Common Share(3):
Net Income Available to Common Stockholders - Basic	2.06	3.05	4.42	2.14	5.84
Net Income Available to Common Stockholders - Diluted	2.05	3.04	4.40	2.12	5.80

Balance Sheet Data:
Working Capital	16,613	12,308	17,562	17,736	40,538
Total Assets	656,375	638,016	666,565	543,205	496,650
Long-Term Debt, Less Current Maturities	179,016	211,590	286,014	200,241	97,635
Stockholders' Investment	336,165	262,299	249,195	233,750	238,931

Other Data:
Cash Flow from Operations	23,775	9,834	46,273	64,387	62,681
Cash Flow from Investing Activities	(32,525)	80,695	(100,808)	(114,946)	(83,955)
Cash Flow from Financing Activities	8,892	(92,098)	56,063	27,179	12,728
Cash Dividends Per Share of Common Stock	1.00	1.00	1.50	1.625	2.00
Weighted Average Shares of Common Stock Outstanding:
Basic	7,237,472	7,195,606	7,131,820	7,158,439	7,224,748
Diluted	7,282,676	7,213,288	7,176,647	7,231,178	7,282,119

(1)

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

(2)

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

During the second quarter of 2009 we recorded a non-cash impairment loss of $2.9 million on one of our International Flag container vessels.  This charge was the result of the termination of our Time Charter agreement on the vessel upon the mutual agreement with our customer.  We agreed to the early termination in exchange for an increase in charter hire on the other International Flag container vessel remaining under time charter.

(3)	Basic and diluted earnings per common share from continuing operations.
(4)	Includes a $18.8 million gain on the other 50% interest in Dry Bulk Cape Holding, Inc.
(5)	Includes a $12.2 million gain on the sale of a vessel and a $3.8 million gain on the sale of two International Flag PCTC's.
(6)	Includes a $14 million non-cash gain on the reversal of the Company's tax valuation allowance.

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

Our forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Important factors that could cause our actual results to differ materially from those anticipated, estimated, projected, expressed or implied include our ability to:

•

maximize the usage of our newly-purchased and incumbent vessels and other assets on favorable economic terms, including our ability to (i) renew our time charters and contracts when they expire, (ii) maximize our carriage of supplemental cargoes and (iii) improve the return on our international flag dry bulk fleet if and when market conditions improve,

•	timely and successfully respond to competitive or technological changes affecting our markets,
•	effectively handle our leverage by servicing and complying with each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others,
•

secure financing on satisfactory terms to repay existing debt or support operations, including to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers,

•	successfully retain and hire key personnel, and successfully negotiate collective bargaining agreements with our maritime labor unions on reasonable terms without work stoppages,
•

service our preferred stock dividend payments and to continue to pay a quarterly common stock dividend, which may be affected by changes, among other things, in our cash requirements, spending plans, business strategies, cash flows or financial position,

•	procure adequate insurance coverage on acceptable terms, and
•	manage the amount and rate of growth of our operating, capital, administrative and general expenses.

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular,
•	industry-wide changes in cargo freight rates, charter rates, vessel design, vessel utilization or vessel valuations, or in charter hire, fuel or other operating expenses,
•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate,
•	the possibility that the anticipated benefits from corporate acquisitions cannot be fully realized or may take longer to realize than expected,
•	political events in the United States and abroad, including terrorism, piracy and trade restrictions, and the response of the U.S. and other nations to those events,
•

election results and the appropriation of funds by the U.S. Congress, including the impact of any further cuts to federal spending similar to the “sequestration” cuts discussed further elsewhere herein,

•	changes in foreign currency exchange rates or interest rates,
•	changes in laws and regulations, including those related to government assistance programs, inspection programs, trade controls and protection of the environment,
•	unexpected out-of-service days on our vessels whether due to unplanned maintenance, natural disasters, piracy or other causes,
•	our continued access to credit on favorable terms,
•	the ability of customers to fulfill their obligations with us, including the timely receipt of payments by the U.S. government,
•	the performance of our unconsolidated subsidiaries,
•

the impact on our financial statements of nonrecurring accounting charges that may result from, among other things,  our ongoing evaluation of business strategies, asset valuations, and organizational structures,

•	the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings, and
•	the effects of more general factors such as changes in tax laws or rates, in accounting policies or practices, in medical or pension costs, or in general market, labor or economic conditions.

These and other uncertainties related to our business are described in greater detail in Item 1A of this annual report as updated by quarterly and other reports or documents that we file with the SEC after the date of such annual report.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. Following is a discussion of the accounting policies that involve a higher degree of judgment and the methods of their application. For a description of all of our material accounting policies, see Note A – Significant Accounting Policies to our Consolidated Financial Statements set forth in Item 8.

Voyage Revenue and Expense Recognition

We currently generate the majority of our revenue from time charters and voyage charters. Time charter revenue is for a specific period of time at a specific rate per day, and is generally not as complex or as subjective as voyage charters. Revenues and expenses relating to our Rail-Ferry and Jones Act segments’ voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period.  Based on our experience, we believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other segments' voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

Vessel Lives and Depreciation

The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased, less depreciation and/or impairment charges, if applicable. We depreciate our vessels on a straight-line basis over their estimated useful lives, estimated based on the type and age of the vessel (See Note A- Summary of Significant Accounting Policies). Depreciation is based on cost less the estimated residual salvage value. Salvage, or scrap, value is based on a vessel’s lightweight tonnage (“lwt”) multiplied by a scrap rate to compute each vessel’s salvage value. We apply an initial scrap rate equal to the average applicable scrap rates for the 36 months preceding the date the vessel is initially placed in service. An increase in the useful life of a vessel or in its salvage value would have the effect of decreasing the annual depreciation charge. On the other hand, a decrease in the useful life of a vessel or in its salvage value would have the effect of increasing the annual depreciation charge. The useful life and scrap value of all our vessels are reviewed every three years or when specific events or changes occur. Specifically, every three years the scrap value is reviewed and compared to the most recent three-year average of steel prices. The review was performed for the 2012 fiscal year with adjustments to our salvage values reflecting the latest three-year average for steel prices. If management feels an adjustment is warranted, the salvage value is adjusted based on this updated steel price. Due to the capital intensive nature of our business and our large base of depreciable assets, changes in such estimates could have a material effect on our results of operations.

Impairment of Long-Lived Assets

We review the carrying amounts of our vessels for possible impairment when events or circumstances indicate that the carrying value of a particular vessel may not be recoverable.  The carrying values of the vessels may not represent their fair market value at any point in time because the market prices of vessels tend to fluctuate with changes in charter rates, second hand vessel sales, the cost of newbuildings, general economic conditions and various other factors. Historically, both charter rates and vessel values tend to be cyclical. There can be no assurance as to how long charter rates and vessel values will remain at the current levels or whether they will improve by any significant degree. We record impairment losses only when events occur that cause us to believe that the future cash flows for any individual vessel will be less than its carrying value. In such instances, we would recognize an impairment charge in the period in which we determine that the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount, and the fair value is below the carrying amount. We estimate undiscounted future cash flows on an individual vessel basis, or in groups of like kind vessels which can be interchanged to meet the needs of the customers that the vessels serve.

In developing estimates of future cash flows, we make assumptions about future charter rates, our ability to deploy the vessel, ship operating expenses, drydock cost, residual values and the estimated remaining useful life of the vessel.  Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charter contracts and estimated daily time charter rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. The estimated daily time charter rates used for the unfixed days are based on a combination of (i) internally forecasted rates developed for and approved by our senior management, and (ii) the trailing 10-year historical average rates, based on annual average charter rates published by a third party maritime research service. We performed a sensitivity analysis by calculating the impact on our dry bulk fleet by using a one, three and five year average charter rate. Using a three and five year average charter rate our projected cash flows continue to support our carrying amount. However, if we were to use the one year average charter rate our Handysize and Supramax Bulk Carriers projected cash flows would not support the carrying amount and step two of the impairment analysis would be performed. We believe given the remaining useful life of the dry bulk fleet, the ten year average is the most appropriate length of time to use. We estimate our operating expenses and drydock requirements based on historical and budgeted costs and are adjusted for assumed inflation. We develop estimates of each of our vessel’s residual values  based upon management’s projections of the vessel’s scrap value and estimate the remaining useful life based on the type of vessel and the overall condition. We believe that the assumptions used to evaluate potential impairments are reasonable and appropriate and believe our assumptions have generally been accurate, particularly with respect to vessels with which we have substantial operating experience and that are deployed under fixed contracts. Nonetheless, given the volatility of spot market charter rates and our industry, our estimates of future cash flows and fair values have been and are expected to remain subject to significant fluctuations, particularly during periods when charter rates, expenses or prevailing industry conditions change abruptly. You should be aware that our assumptions are subjective and that we cannot guarantee the accuracy of these assumptions or the estimates derived there from. We review our estimates on a monthly, quarterly and annual basis through the budgeting process. As part of our quarterly review process, we test the reasonableness of our estimates by reviewing the sensitivity of our carrying values by calculating a break-even charter rate that would need to be earned in order to cover the current carrying values of our vessels.

Drydocking Costs

We defer certain costs related to the drydocking of our vessels.  There are two methods that are used by the shipping industry to account for drydockings: (a) the deferral method where drydocking costs are capitalized when incurred and amortized over the period of the next scheduled drydock; and (b) expensing drydocking costs in the period it is incurred. We use the deferral method of accounting for drydock costs. Under the deferral method, drydock costs are capitalized and amortized on a straight-line basis until the estimated date of the next drydock. We believe the deferral method better matches costs with revenue rather than expensing the costs as incurred. We use judgment when estimating the period between drydocks performed, depending on the age and type of vessel, its cargoes and other criteria.  Typically, we estimate the date between drydockings to be between 24 and 60 months.  If circumstances change, we will change the length of the amortization period, which can result in adjustments to the amortization of drydock expense (See Note N – Deferred Charges and Intangible Assets).

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

Certain foreign operations are exempt from foreign income taxation under existing provisions of the laws of those jurisdictions.  Pursuant to existing U.S. tax laws, earnings from certain foreign operations will be subject to U.S. income tax when those earnings are repatriated.  Our intention has been and remains to indefinitely re-invest approximately $2.8 million, $4.4 million, and $24.4 million of our 2013, 2012 and 2011 respective foreign earnings (losses excluded) in our foreign subsidiaries and, accordingly, we have not provided deferred taxes against those earnings. The principal reasons for this position are as follows: maintenance of International Flag fleet, future expansion of International Flag fleet and U.S. Flag fleet’s operating cash flow needs are adequately met by its operations.

The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the active financing exception from Subpart F income.  The extension was retroactive from January 1, 2012 through December 31, 2013.  For 2013, the Company has reflected its active financing income as an approximately  $2.0 million reduction to its current year U.S. net operating loss.  During the first quarter of 2013, the Company’s U.S. net operating loss carryforward was increased by approximately $2.0 million to reflect the retroactive application of the new law (See Note J- Income Taxes).

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

During 2010, as a result of the deferred tax assets created by the continued losses of the U.S. filing group, we moved to an overall net deferred tax asset position and determined that the establishment of a valuation allowance was warranted.  We recorded a valuation allowance, with the net deferred tax asset being reduced to zero as of December 31, 2010.  Based upon the evaluation of all available evidence, our position is that we are more-likely-than-not to realize the future tax benefit of our net U.S. deferred tax assets and we reversed the existing valuation allowance against these assets as of December 31, 2013.

In considering the reversal of the valuation allowance, we gave consideration to the following factors:

•We file a consolidated U. S. corporate income tax return for our eligible domestic members.

•Projected future earnings.

•Future reversals of taxable temporary differences.

•Profitable operations from acquired operations.

Since the acquisition of UOS was concluded very late in 2012, we have monitored the effectiveness of the integration of UOS operations into our operations.  Our 2013 operating results and its latest projections, prepared during December 2013/January 2014, confirm that integration of UOS is creating incremental value and we have concluded is generating profitable results.  We are confident that contract negotiations with UOS’s largest customers will result in continued profitable results, as recently evidenced by the December 2013 extension of UOS’s contract with Mosaic.  As part the projection process, we have undertaken a  sensitivity analysis which reflects that even in the event contract negotiations proved unsuccessful with either of these two key customers UOS would continue to generate significant operating profit.  We believe the projections provide strong evidence of significant profitability to be incurred in the non-tonnage tax regime companies.  Considering all the analysis undertaken in the fourth quarter as described above,  our conclusion is that it is more likely than not, that we will recognize the benefit of our federal tax attributes and therefore, we have reversed the previously recorded valuation allowance as of December 31, 2013.

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

Pension and Postretirement Benefits

Our pension and postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by ASC Topic 715. These assumptions include discount rates, health care cost trend rates, inflation rates, rate of compensation increases, and expected return on plan assets, mortality rates, and other factors.  We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary and information as to historical experience and performance.  Differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense. The increase in the discount rate from 3.75% to 4.75% from 2012 to 2013, respectively, decreased the projected benefit obligation by approximately $4.3 million and decreased the accumulated postretirement benefit obligation by $1.7 million. The rate of return on the fair value of assets was greater than the assumed rate of 7.75% resulting in an investment gain of approximately $3.0 million.

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

Business Combinations and Goodwill

We account for business combinations by using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The excess of the consideration transferred over the net assets acquired is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill.  All acquisition costs are expensed as incurred and are included in the Administrative and General Expenses section of the Income Statement.

Executive Summary

Overall Strategy

We operate a diversified fleet of U.S. and International Flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying niche market growth opportunities, utilizing our extensive experience to meet those opportunities, maintaining a diverse portfolio of medium to long-term contracts, and maintaining strong relations with our long-standing customer base by providing quality transportation services.

Overview

With the acquisition of UOS at the end of 2012, we substantially expanded our commercial U.S. coastwide transportation operations and became a market leader in Jones Act dry bulk fleet capacity. The acquisition contributed approximately $92 million in additional gross revenues during 2013, as compared to 2012, and solidified our business strategy by providing us with additional fixed revenues and predictable cash flows.  During the first quarter of 2013, we reactivated one of the two laid up UOS Tug/Barges, which afforded us with the additional capacity and flexibility to partially offset the loss of vessels due to a heavy schedule of drydocks during the rest of 2013.  In addition, we exercised our option to purchase a Tug/Barge unit from a Lessor, which option we acquired with the purchase of UOS.

We successfully accessed the capital markets in February of 2013 and in August of 2013 and raised approximately $56.6 million, before underwriter fees and related costs, through two preferred stock offerings.  The proceeds allowed us to strengthen our balance sheet, reactivate the aforementioned Tug/Barge unit, acquire the contract for a newbuilding “eco” Handysize Bulk  Carrier and invest in a new joint venture for two chemical tankers.  In September of 2013, we entered into a U.S. Flag Senior Secured Credit Facility. This Secured Credit Facility included a term loan facility in the principal amount of $45 million and a revolving credit facility (“LOC”) in the principal amount up to $50 million. This Secured Credit Facility provides us more flexibility with our covenants, further monetizes the value of our U.S. assets and increases our LOC from $30 million to $50 million.

During 2013, we continued to strengthen our portfolio of fixed contracts by extending a time charter contract on one of our PCTC vessels. We also reached a multi-year extension of our agreement with Mosaic beyond 2014. Our fixed contract revenues as a percent of our total revenues were approximately 72%  at  the end of 2013 and we expect our fixed revenues for 2014 will be approximately 65% based on the  expected higher revenue contributions from our Dry Bulk segment.

In the latter half of 2013, we began to see worldwide dry bulk shipping rates firm up and stabilize. Dry bulk market rates for Capesize Bulk Carriers and the Supramax Bulk Carriers experienced the largest market improvements while Handysize Carriers experienced smaller improvements in rates. We believe we are positioned well in the dry bulk market to benefit from any continued improvement in rates.

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
• Other

We believe this new segmentation, better aligns our segment disclosures with the information now reviewed by our chief operating decision maker. All prior period data for each of our segments has been restated based on this new segmentation methodology.

2013 Consolidated Financial Performance

For the full year of 2013, net income was $18.2 million, a decrease of $3.8 million as compared to the full year of 2012. Included in the 2013 results were a $14.0 million tax benefit from the reversal of a tax valuation allowance and $5.9 million foreign exchange gain on our Yen Credit Facility. Included in our 2012 results were a $16.6 million gain from the sale of assets and a $5.5 million foreign exchange gain. Excluding the above transactions, our adjusted results would have been a loss of $1.7 million for 2013 as compared to a loss of $169,000 in 2012. Revenues improved by $66.7 million or 27% due primarily to the acquisition of UOS in late 2012, partially offset by a drop in our supplemental cargo revenues and our MSP revenues due to the impact from sequestration budget cuts. Our operating income improved from $7.3 million, after excluding the $16.6 million gain from the sale of assets, in 2012 to $9.6 million in 2013. Interest expense decreased from $10.4 million to $9.5 million due to lower outstanding debt obligation in 2013 as compared to 2012. The results from our unconsolidated entities decreased by $1.5 million year over year, primarily due to lower results from our investment in Mini-Bulk carriers.  Our tax benefit improved from a $157,000 benefit for the full year of 2012 to a benefit of $12.0 million for the same period in 2013 due to the above mentioned reversal of our tax valuation allowance balance as of December 31, 2012, partially offset by deferred tax expenses in 2013 from taxable income of our Jones Act segment.

Balance Sheet

▪	Total cash and cash equivalents of $20.0 million at December 31, 2013
▪	Working capital (as defined below) of $16.6 million at December 31, 2013
▪	Net cash provided by operating activities of $23.8 million for the twelve months ending December 31, 2013
▪	Total dividends paid of $9.6 million in 2013, including $7.2 million in common stock dividends

Overview of Fleet

As of December 31, 2013, our fleet consisted of 50 vessels, 21 of which are 100% owned indirectly through our wholly-owned subsidiaries.  Of these 21 vessels, 17 have been employed on fixed time charters, contracts of affreightment, revenue sharing agreements. Three of the remaining vessels operate in the spot voyage market or on short-term time charters, and one is inactive.

The majority of our revenues are derived from medium to long-term contracts which generally provide us with fixed income streams and predictable cash flows. As of March 1, 2014 (excluding charter’s options):

•	the average remaining term of our contracts deploying Jones Act Vessels was three years;
•	the average remaining fixed term of our contracts deploying PCTCs was four years;
•	the average remaining fixed term of our contracts in our Specialty Contracts segment was one and a half years.

On a quarterly basis, if a triggering event is identified, we evaluate our long-lived assets to determine whether or not our projected cash flows exceed the vessel’s carrying amount. Based on this assessment, we believe that no impairments existed at December 31, 2013.  As of this same date, the total aggregated fair value of the vessels that we own, based on the most recent appraisals, was $467.5 million as compared to the total aggregated net book value of $427.2 million.

Our 2013 variable revenues are generated by (i) our Handysize and Supramax vessels which operate in revenue sharing agreements; (ii) the results of our Rail-Ferry operations; and (iii) the carriage of supplemental cargoes  on our U.S. Flag PCTCs.

The following table lists the vessels in our fleet as of December 31, 2013:

		Vessels		Year Built	Business Segment (1)	Owned	Bareboat Charter/ Leased	Operating Contracts	Partially Owned	Time Chartered	Weight Carrying Capacity (MT)

1		ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	Jones Act	X					38,847
2		SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	Jones Act		X				27,678
3		COASTAL 303/ALABAMA ENTERPRISE	ATB TUG/BARGE UNIT	1973/1981	Jones Act	X					23,314
4		NAIDA RAMIL/PEGGY PALMER	ATB TUG/BARGE UNIT (2)	1994/1981	Jones Act	X					34,367
5		COASTAL 101/LOUISIANA ENTERPRISE	ATB TUG/BARGE UNIT	1973/1984	Jones Act	X					33,529
6		COASTAL 202/FLORIDA ENTERPRISE	ITB TUG/BARGE UNIT	1977	Jones Act	X					33,220
7		MARY ANN HUDSON	BULK CARRIER	1981	Jones Act	X					37,061
8		SHEILA MCDEVITT	BULK CARRIER	1980	Jones Act	X					37,244
9		ROSIE PARIS	HARBOR TUG	1974	Jones Act	X					N/A
10		GREEN BAY	PURE CAR/TRUCK CARRIER	2007	PCTC		X				18,312
11		GREEN COVE	PURE CAR/TRUCK CARRIER	1999	PCTC		X				22,747
12		GREEN DALE	PURE CAR/TRUCK CARRIER	1999	PCTC	X					16,157
13		GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	PCTC		X				22,799
14		GREEN POINT	PURE CAR/TRUCK CARRIER	1994	PCTC	X					14,930
15		GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	PCTC	X					21,523
16		GLOVIS COUNTESS	PURE CAR/TRUCK CARRIER	2010	PCTC	X					18,701
17		BALI SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,737
18		BANDA SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,664
19		EGS CREST	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,914
20		EGS TIDE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,916
21		EGS WAVE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,916
22		INTERLINK VERITY	HANDYSIZE BULK CARRIER	2012	Dry Bulk					X	37,000
23		BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	Dry Bulk	X					170,578
24		BULK AMERICAS	SUPRAMAX BULK CARRIER	2012	Dry Bulk	X					57,959
25		OSLO BULK 1	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
26		OSLO BULK 2	MINI BULK CARRIER	2010	Dry Bulk				X		8,028
27		OSLO BULK 3	MINI BULK CARRIER	2010	Dry Bulk				X		8,029
28		OSLO BULK 4	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
29		OSLO BULK 5	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
30		OSLO BULK 6	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
31		OSLO BULK 7	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
32		OSLO BULK 8	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
33		OSLO BULK 9	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
34		OSLO BULK 10	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
35		OSLO BULK 11	MINI BULK CARRIER	2008	Dry Bulk				X		8,000
36		SEA CARRIER	MINI BULK CARRIER	2010	Dry Bulk				X		9,300
37		OSLO CARRIER 2	MINI BULK CARRIER	2010	Dry Bulk				X		9,300
38		OSLO CARRIER 3	MINI BULK CARRIER	2011	Dry Bulk				X		9,300
39		SEA STEAMER	MINI BULK CARRIER	2011	Dry Bulk				X		9,300
40		MAERSK ALABAMA	CONTAINER VESSEL	1998	SP		X				17,525
41		MAERSK CALIFORNIA	CONTAINER VESSEL	1992	SP		X				25,375
42		MARINA STAR 2	CONTAINER VESSEL	1982	SP			X			13,193
43		MARINA STAR 3	CONTAINER VESSEL	1983	SP			X			13,193
44		TERRITORY TRADER	CONTAINER VESSEL	1991	SP			X			3,183
45		FLORES SEA	MULTI-PURPOSE VESSEL	2008	SP			X			11,151
46		SAWU SEA	MULTI-PURPOSE VESSEL	2008	SP			X			11,184
47		OCEAN PORPOISE	TANKER	1996	SP	X					13,543
48		OCEAN HERO	TANKER	1996	SP			X			13,543
49		OCEAN GIANT	MULTI-PURPOSE HEAVY LIFT DRY CARGO VESSEL	2012	SP		X				19,382
50		OSLO WAVE	ICE STRENGTHENED MULTI-PURPOSE VESSEL	2000	SP	X					17,381
						21	7	6	15	1	1,099,343
	(1)	Business Segments:
		Jones Act	Jones Act
		PCTC	Pure Car Truck Carriers
		RF	Rail-Ferry
		Dry Bulk	Dry Bulk Carriers
		SP	Specialty Contracts
	(2)	Currently Inactive

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business.  The following table provides a reconciliation of consolidated gross voyage profit to consolidated operating income.

(All Amounts in Thousands)	Year Ended December 31,
	2013	2012	2011
Revenues	$310,152	$243,496	$263,196

Voyage Expenses	253,323	188,508	192,082
Equity in Net Loss of Unconsolidated Entities	1,661	215	410
Gross Voyage Profit	55,168	54,773	70,704

Vessel Depreciation	24,363	24,366	25,388
Other Depreciation	69	32	-

Gross Profit	30,736	30,375	45,316

Other Operating Expenses:
Administrative and General Expenses	22,734	23,244	20,961
Gain on Dry Bulk Transaction	-	-	(18,844)
Loss/(Gain) on Sale of Other Assets	16	(16,625)	-
Loss of Unconsolidated Entities	(1,661)	(215)	(410)
Total Other Operating Expenses	21,089	6,404	1,707

Operating Income	$9,647	$23,971	$43,609

Year Ended December 31, 2013

Compared to Year Ended December 31, 2012

(All Amounts in Thousands)	Jones Act*	Pure Car Truck Carriers	Dry Bulk Carriers	Rail-Ferry	Specialty Contracts	Other	Total
2013
Fixed Revenue	$122,751	$63,777	$3,428	$-	$31,937	$-	$221,893
Variable Revenue	-	30,831	17,670	37,207	2,546	5	88,259
Total Revenue from External Customers	122,751	94,608	21,098	37,207	34,483	5	310,152
Intersegment Revenues (Eliminated)	-	-	-	-	-	(17,876)	(17,876)
Intersegment Expenses Eliminated	-	-	-	-	-	17,876	17,876
Voyage Expenses	95,227	79,155	18,425	30,456	31,190	(1,130)	253,323
Loss of Unconsolidated Entities	-	-	1,587	74	-	-	1,661
Gross Voyage Profit	$27,524	$15,453	$1,086	$6,677	$3,293	$1,135	$55,168

Gross Voyage Profit Margin	22%	16%	5%	18%	10%	227%	18%

2012
Fixed Revenue	$33,721	$68,854	$9,541	$-	$34,799	$-	$146,915
Variable Revenue	-	44,667	16,539	33,335	727	1,313	96,581
Total Revenue from External Customers	33,721	113,521	26,080	33,335	35,526	1,313	243,496
Intersegment Revenues (Eliminated)	-	-	-	-	-	(18,638)	(18,638)
Intersegment Expenses Eliminated	-	-	-	-	-	18,638	18,638
Voyage Expenses	27,230	85,688	19,135	29,522	26,871	62	188,508
(Income) Loss of Unconsolidated Entities	-	-	(75)	290	-	-	215
Gross Voyage Profit	$6,491	$27,833	$7,020	$3,523	$8,655	$1,251	$54,773

Gross Voyage Profit Margin	19%	25%	27%	11%	24%	95%	22%
*2012 reflects one month of UOS.

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the years 2013 and 2012, respectively:

Revenues
Thousands of Dollars
140,000
120,000
100,000
80,000
60,000
40,000
20,000
0
2013
2012
2013
2012
2013
2012
2013
2012
2013
2012
Jones Act
PCTC
Dry Bulk
Rail Ferry
Specialty
Variable Revenue
Fixed Revenue

The changes in revenue and expenses associated with each of our segments are discussed within the gross voyage profit margin analysis below.

Jones Act: Overall segment revenues increased from $33.7 million in 2012 to $122.8 million in 2013. The increase of $89.0 million was primarily the result of reflecting UOS operations for twelve months in 2013 as compared to one month in 2012, which accounted for $92 million of incremental revenue in 2013. In addition to the UOS revenues, our incumbent vessels, the Molten Sulphur carrier and Belt Self-Unloading Coal Carrier vessel in this segment also recorded a slight increase year over year. The segment’s gross voyage profit increased from $6.5 million in 2012 to $27.5 million in 2013, also primarily due to the addition of the UOS vessels (approximately $27.4 million), partially offset by higher cost associated with the sale leaseback of our Molten Sulphur Carrier and amortization of the UOS intangible assets (approximately $4.6 million). There were no significant changes in the vessel operating costs year over year.

Pure Car Truck Carriers: Overall segment revenues decreased by 17% or $18.9 million when comparing 2013 to 2012. The decrease in revenues is primarily attributable to (i) lower supplemental cargoes carried (approximately $12.9 million), (ii) lower MSP payments from the government due to sequestration budget cuts (approximately $2.0 million), and (iii) lower charter payments for one of our International flag vessels (approximately $1.2 million).  Gross voyage profit decreased from $27.8 million in 2012 to $15.5 million in 2013, reflecting the impact from the decrease in revenues mention above as well as higher cost associated with the sale leaseback of two PCTCs. Excluding the higher sale leaseback expense and operating costs associated with the reflagging of the vessel, there were no significant changes in the vessel operating costs year over year.

Rail-Ferry:  Revenues for this segment increased from $33.3 million in 2012 to $37.2 million in 2013 primarily due to an increase in northbound cargo carried in 2013 and due to lower revenues in 2012 associated with a bridge outage near our terminal in Mexico. The gross voyage profit also increased from $3.5 million in 2012 to $6.7 million in 2013 due to the aforementioned factors as well as slightly lower operating costs in 2013.

Dry Bulk Carriers: Segment revenues decreased from $26.1 million in 2012 to $21 million in 2013 due to lower charter rates earned by our vessels year over year. The gross voyage profit for this segment decreased by $5.9 million or 85% primarily due to the drop in revenues, as well as lower results from our minority equity investment in Mini-Bulkers. There were no significant changes in the vessel operating costs year over year.

Specialty Contracts: Segment revenues decreased from $35.5 million in 2012 to $34.4 million in 2013 and gross voyage profit decreased from $8.7 million in 2012 to $3.3 million in 2013. The decrease in the gross voyage profit results is due to the lower revenues and gross voyage profits earned from our Ice Strengthened Multi-Purpose vessel which was redelivered by MSC in September of 2012 and subsequently reflagged to international flag and operated on a spot market basis.

Other:  For this segment, gross voyage profit decreased from $1.3 million in 2012 to $1.1 million in 2013 due to lower brokerage commissions earned.

Other Income and Expenses

Administrative and general expenses (A&G) decreased from $23.2 million in 2012 to $22.7 million in 2013.

The following table shows the significant A&G components for the twelve months ended December 31, 2013 and 2012:

(All Amounts in Thousands)	Year Ended December 31,
A&G Expense	2013	2012

Wages and Benefits	$12,758	$12,008
Executive Stock Compensation	1,419	1,216
Professional Services	2,585	4,157
Insurance and Worker's Compensation	792	568
Office Building Expense	1,560	1,408
Other	3,620	3,887
TOTAL:	$22,734	$23,244

The decrease of $500,000 in A & G expenses is primarily due to professional fees incurred during the fourth quarter of 2012 related to the UOS acquisition, partially offset by the incremental UOS overhead to manage UOS’ Tampa office.

Interest Expense decreased from $10.4 million in 2012 to $9.5 million in 2013 due to lower outstanding debt in 2013 and non-recurring bank fees incurred in 2012 related to our acquisition of UOS.

Derivative Loss decreased from $485,000 in 2012 to $438,000 in 2013. These losses represent the mark-to-market adjustment associated with the ineffectiveness portion of a fixed interest rate swap and the termination of interest rate swaps contracts due to early debt retirements. For additional information, see Items 1A and 7A of this report and Note A – Significant Accounting Policies appearing at page F-9 of this report.

(Gain) Loss on Sale of Investments decreased from a gain of $580,000 in 2012 to $0 in 2013. We did not hold any marketable securities in 2013.

Other Income from Vessel Financing decreased from $2.4 million in 2012 to $2.1 million in 2013 due to lower interest earned on a note receivable relating to vessels we sold to an Indonesian company in the third quarter of 2009.

Investment Income decreased from $470,000 in 2012 to $114,000 in 2013 due to lower cash balances available to invest in 2013.

Foreign Exchange Gain of $5.9 million in 2013, an increase from a $5.5 million gain in 2012, is associated with the 2008 financing of a PCTC under a Yen-denominated arrangement in which our payment obligations for U.S. financial reporting purposes fluctuated with exchange rates until December 2013, when we entered into currency hedge transactions.  The gain is due to the revaluation of our Yen-denominated loan and the weakening of the value of the Yen since the end of 2012.  The exchange gain was based on a change in the exchange rate of 86.74 Yen to 1 USD at December 31, 2012 compared to 102.53 Yen to 1 USD at December 31, 2013, which is the rate governing our obligations under our December 2013 currency hedging transactions  (See Note R – Fair Value of Financial Instruments, Derivatives, and Marketable Securities).

Income Taxes

We recorded a benefit for income taxes of $11.9 million on our $7.9 million of income before Equity in Net (Loss)/Income of Unconsolidated Entities for the year ended December 31, 2013.  For the year ended December 31, 2012 our benefit for income tax benefit was $157,000 on our $22.0 million of income before Equity in Net Income (Loss) of Unconsolidated Entities.  This favorable change in our tax benefit was the result of a $14.0 million reversal of a valuation allowance in the fourth quarter of 2013. With the acquisition of UOS in November 2012 and taking into consideration the projected taxable earnings from our Jones Act segment in future periods, we believe it is more likely than not that we will realize the deferred tax assets. Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  For additional information, see Note – J Income Taxes.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in Net (Loss) Income of Unconsolidated Entities, net of taxes, decreased from a loss of $215,000 in 2012 to a loss of approximately $1.7 million in 2013.  The decrease is primarily associated with the negative results from our minority equity investment in the Mini-Bulk carriers.

Year Ended December 31, 2012

compared to year ended december 31, 2011

(All Amounts in Thousands)	Jones Act*	Pure Car Truck Carriers	Dry Bulk Carriers	Rail-Ferry	Specialty Contracts	Other	Total
2012
Fixed Revenue	$33,721	$68,854	$9,541	$-	$34,799	$-	$146,915
Variable Revenue	-	44,667	16,539	33,335	727	1,313	96,581
Total Revenue from External Customers	33,721	113,521	26,080	33,335	35,526	1,313	243,496
Intersegment Revenues (Eliminated)	-	-	-	-	-	(18,638)	(18,638)
Intersegment Expenses Eliminated	-	-	-	-	-	18,638	18,638
Voyage Expenses	27,230	85,688	19,135	29,522	26,871	62	188,508
(Income) Loss of Unconsolidated Entities	-	-	(75)	290	-	-	215
Gross Voyage Profit	$6,491	$27,833	$7,020	$3,523	$8,655	$1,251	$54,773

Gross Voyage Profit Margin	19%	25%	27%	11%	24%	95%	22%

2011
Fixed Revenue	$29,409	$80,489	$7,341	$-	$51,237	$432	$168,908
Variable Revenue	427	41,852	12,842	36,422	789	1,956	94,288
Total Revenue from External Customers	29,836	122,341	20,183	36,422	52,026	2,388	263,196
Intersegment Revenues (Eliminated)	-	-	-	-	-	(17,419)	(17,419)
Intersegment Expenses Eliminated	-	-	-	-	-	17,419	17,419
Voyage Expenses	27,706	85,940	9,786	30,664	35,916	2,070	192,082
Loss of Unconsolidated Entities	-	-	63	347	-	-	410
Gross Voyage Profit	$2,130	$36,401	$10,334	$5,411	$16,110	$318	$70,704

Gross Voyage Profit Margin	7%	30%	51%	15%	31%	13%	27%

*2012 reflects one month of UOS.

Revenues and Gross Voyage Profits

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

Pure Car Truck Carriers: Overall segment revenues decreased by 7% or $8.9 million when comparing 2012 to 2011.  The decrease was driven primarily by the sale of two PCTCs in the first quarter of 2012.  The segment’s gross voyage profit decreased from $36.4 million in 2011 to $27.8 million in 2012, also due primarily to the sale.  Our fixed contract revenues for this segment were $68.9 million and $80.4 million in 2012 and 2011, respectively. Our variable revenues of $44.7 million and $41.9 million for the same periods in 2012 and 2011, respectively, represent revenues derived from supplemental cargoes.

Rail-Ferry:  Revenues for this segment decreased from $36.4 million in 2011 to $33.3 million in 2012 due to lower cargo volume and a bridge outage near the Mexican terminal that curtailed our operations for several weeks in 2012.  Gross voyage profit also decreased from $5.4 million in 2011 to $3.5 million in 2012 due to the aforementioned factors.

Dry Bulk Carriers: Segment revenues increased from $20.2 million in 2011 to $26.1 million in 2012 due to our Supramax Bulk Carrier and two time chartered Handysize Bulk Carriers placed in service during 2012, but gross voyage profit for this segment decreased from $10.3 million in 2011 to $7.0 million due to lower rates overall in 2012.

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

Other: For this segment, gross voyage profit increased from $318,000 in 2011 to $1.3 million in 2012 due to the synergies associated with foreign flag ship management services that we transitioned to an unaffiliated ship management company in 2012.

Other Income and Expenses

Administrative and general expenses (A&G) increased from $21.0 million in 2011 to $23.2 million in 2012.

The following table shows the significant A&G components for the twelve months ended December 31, 2012 and 2011:

(All Amounts in Thousands)	Year Ended December 31,
A&G Expense	2012	2011

Wages and Benefits	$12,008	$11,198
Executive Stock Compensation	1,216	1,801
Professional Services	4,157	2,569
Insurance and Worker's Compensation	568	530
Office Building Expense	1,408	1,400
Other	3,887	3,463
TOTAL:	$23,244	$20,961

As noted above, the aggregate increase of $2.3 million in A & G expenses is primarily due to the UOS acquisition.

Interest Expense stayed consistent at approximately $10.4 million in 2012 and 2011.

Derivative Loss increased from $101,000 in 2011 to $485,000 in 2012. These losses represent the mark-to-market adjustment associated with the ineffectiveness portion of a fixed interest rate swap and the termination of interest rate swaps contracts due to early debt retirements. For additional information, see Items 1A and 7A of this report and Note A - Significant Accounting Policies appearing at page F-9 of this report.

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

Foreign Exchange Gain of $5.5 million in 2012, an improvement of $8.5 million when compared to the $3.1 million loss in 2011, is associated with the Yen-denominated financing of a PCTC.  The gain is due to the revaluation of our Yen-denominated loan and the weakening of the value of the Yen since the end of 2011.  The exchange gain was based on a change in the exchange rate of 76.92 Yen to 1 USD at December 31, 2011 compared to 86.74 Yen to 1 USD at December 31, 2012.

Income Taxes

We recorded a benefit for income taxes of $157,000 on our $22.0 million of income before Equity in Net (Loss)/Income of Unconsolidated Entities for the year ended December 31, 2012.  For the year ended December 31, 2011 our provision for income tax benefit was $680,000 on our $32.6 million of income before Equity in Net Income (Loss) of Unconsolidated Entities.  This favorable change resulted from a decrease in required valuation allowance referable to a 2012 business acquisition and a reduction in foreign withholding tax.  Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in Net (Loss) Income of Unconsolidated Entities, net of taxes, improved from a loss of $410,000 in 2011 to a loss of $215,000 in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included in the financial pages of this report.

Historical Information

The following table presents selected financial information as of and for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 (All Amounts in Thousands):

	2013	2012	2011
Cash and Cash Equivalents	$20,010	$19,868	$21,437
Restricted Cash	$8,499	$8,000	$8,907
Working Capital (1)	$16,613	$12,308	$17,562
Net Cash Provided by Operating Activities	$23,775	$9,834	$46,273
Net Cash (Used in) Provided by Investing Activities	$(32,525)	$80,695	$(100,808)
Net Cash Provided by (used in) Financing Activities	$8,892	$(92,098)	$56,063

(1)  Defined as the difference between our total current assets and total current liabilities.

Working Capital

Our working capital increased from $12.3 million at December 31, 2012 to $16.6 million at December 31, 2013. This $4.3 million increase in working capital was primarily driven by a slight increase in cash and cash equivalents partially offset by a decrease in current payables and a decrease in accounts receivable. The slight increase in cash and cash equivalents was a result of cash provided by operating activities of $23.8 million and cash provided by financing activities of $8.9 million, which was partially offset by net cash used in investing activities of $32.5 million.  Total current liabilities of $70.5 million as of December 31, 2013 included $19.2 million of current maturities of long-term debt.

During 2012, our working capital decreased from $17.6 million at December 31, 2011 to $12.3 million at December 31, 2012.  Cash and cash equivalents also decreased during 2012 by $1.6 million to a total of $19.9 million.  This decrease was due to net cash provided by operating activities of $9.8 million and net cash provided by investing activities of $80.7 million, offset by net cash used in financing activities of $92.1 million.  Of the $76.9 million in current liabilities at December 31, 2012, $26.0 million related to current maturities of long-term debt as of such date.

Restricted Cash

As of December 31, 2013, we had $8.5 million of cash classified as restricted cash, of which $6.0 million is associated with a performance guarantee and $2.5 million is associated with a covenant to maintain a minimum loan to value ratio on loans associated with the financing of one Capesize vessel, one Supramax Bulk Carrier, and three Handysize Bulk Carriers.

At December 31, 2012, we had $8.0 million of cash classified as restricted cash; of which $2.0 million was associated with a lien on a UOS vessel and $6.0 million was collateral pledged for the above-described performance guarantees.

Of the $20.0 million of cash and cash equivalents reflected on our Consolidated Balance Sheet as of December 31, 2013, approximately $12.3 million is held overseas and is subject to our non-repatriation commitment discussed under the heading “Tax Matters” in Item 1 of this annual report.  Consequently, these funds are available for use in the United States only to the extent of repayment of obligations owed to parent.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $23.8 million for 2013 was generated after adjusting net income of $18.2 million upward for non-cash items such as (i) depreciation of $25.0 million, (ii) amortization of deferred charges and intangible assets of $17.3 million, and (iii) non-cash stock based compensation of $1.4 million, which were partially offset by (A) a non-cash foreign currency exchange gain of $5.9 million, (B) $18.2 million in drydocking charges, and (C) various other items specified in our Consolidated Statements of Cash Flows.

During 2012, net cash provided by operating activities of $9.8 million was generated after adjusting for the items listed in our Consolidated Statements of Cash Flows, including non-cash items such as (i) depreciation of $25.0 million and (ii) amortization of deferred charges and intangible assets of $11.0 million, which were offset by (A) a non-cash foreign currency exchange gain of $5.5 million, (B) $11.3 million in drydocking charges, and (C) a $16.6 million gain on the sale of assets.

During 2011, net cash provided by operating activities of $46.3 million was generated after adjusting for the items listed in our Consolidated Statements of Cash Flows, including non-cash items such as (i) depreciation of $26.4 million, (ii) amortization of deferred charges of $9.0 million, and (iii) a non-cash foreign currency exchange loss of $3.1 million.  These items were partially offset by (A) drydocking charges of $6.8 million and (B) an $18.8 million non-cash gain on an acquisition relating to the purchase of Dry Bulk.  In addition, we received cash dividends of $750,000 from Dry Bulk prior to acquiring the remaining 50% interest therein.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities of $32.5 million for 2013 consisted of $32.5 million of capital expenditures primarily on our UOS fleet, a $2.7 million minority investment in two chemical tankers, an additional investment of $784,000 in Oslo Bulk Shipping Pte. Ltd., a $499,000 increase in restricted cash and a final post-closing adjustment payment of $2.5 million in connection with our acquisition of UOS.  These cash outlays were partially offset by $6.0 million from cash received on note receivables and $558,000 of principal payments received under a direct financing lease.

During 2012, net cash provided by investing activities of $80.7 million included capital expenditures of $50.7 million, $112.9 million related to the acquisitions of UOS and two other companies, an increase of $1.1 million in restricted cash required under one of our financing agreements and investments in unconsolidated entities of $1.0 million, offset by $3.9 million of principal payments received under direct financing leases, $225.0 million of proceeds from the sale of assets, $12.4 million from proceeds from sales of marketable securities and $4.8 million from cash received on note receivables.  The proceeds from the sale of assets include $154.0 million from the sale and leaseback of four vessels and $71.3 million from the sale of two vessels.

During 2011, net cash used in investing activities of $100.8 million included capital expenditures of $109.6 million, classifying $8.9 million as restricted cash as required under one of our financing agreements and investments in unconsolidated entities of $2.5 million, offset by principal payments received under direct financing leases of $5.6 million, $7.1 million of cash assumed in connection with our acquisition of 100% of Dry Bulk, $2.4 million from proceeds from sales of marketable securities and $4.7 million from cash received on note receivables.  Included in the $109.6 million of 2011 capital expenditures were $11.9 million for the final installment payment related to three Handysize Bulk Carriers delivered in January 2011, $64.5 million for the purchase pursuant to early buy outs of two previously leased PCTC vessels, $12.3 million of installment payments on the Supramax Bulk Carrier assumed in our acquisition of Dry Bulk and $21.0 million for the acquisition of a 2000-built Multi-Purpose Ice Strengthened vessel.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities of $8.9 million for 2013 included approximately $53.3 million of net proceeds from the issuance of preferred stock and $76.0 million of proceeds from debt issuances, which was largely offset by $23.6 million of regularly scheduled debt payments, $36.8 million used for the early repayment of our U.S. credit facilities, $48.3  million of payments to reduce our line of credit indebtedness and $9.6 million of common stock and preferred stock dividend payments.

During 2012, net cash used in financing activities of $92.1 million included outflows for debt payments of $220.3 million, of which $39.1 million related to regularly scheduled debt payments, $66.5 million constituted payments to reduce our line of credit indebtedness and $114.7 million related to the early repayment of debt.  These debt payments and our cash dividend payments of $8.4 million were partially offset by proceeds of $12.7 million from the final bank draw on a term loan for a Supramax Bulk Carrier delivered in January of 2012, $30.0 million for UOS vessels and total draws on our line of credit of $95.3 million.

During 2011, net cash provided by financing activities of $56.1 million included outflows of regularly scheduled debt payments of $27.9 million, a line of credit payment of $10.0 million in the first quarter of 2011, a payment of $28.6 million to discharge debt assumed in connection with acquiring full control of Dry Bulk and cash dividend payments of $11.0 million.  These cash outflows were offset by proceeds of $58.1 million from the final bank draw on the facility agreement to finance the construction and delivery of three Handysize Bulk Carriers delivered in January 2011 and the refinancing of the loan on a Capesize vessel in connection with the Dry Bulk transaction, $45.9 million received under a secured term loan facility agreement related to the purchase of two previously leased PCTC vessels, $6.2 million received on a term loan for an installment payment on the Supramax Bulk Carrier delivered in January 2012, $15.7 million of loan proceeds to purchase the 2000-built Multi-Purpose Ice Strengthened vessel and a draw on our line of credit of $9.5 million in December 2011, which we repaid in full in January 2012.

Capital Expenditures

Our capital expenditures relate primarily to the purchase of vessels and capital improvements that enhance the value or safety of our vessels.

In addition to our periodic vessel purchases, we regularly incur drydocking and other capital expenditures on an ongoing basis in order to extend the useful life of our vessels, to improve and modernize our fleet, to comply with various requirements or standards imposed by insurers or governmental or quasi-governmental authorities, and to upgrade our on-shore infrastructure. The amount of our capital expenditures is influenced by, among other things, changes in regulatory, quasi-regulatory or insurance requirements or standards, drydocking schedules for our various vessels, demand for our services, cash flow generated by our operations, and cash required for other purposes. As noted below, our total capital expenditures for 2013, which we funded through working capital, were approximately $50.7 million.

(All Amounts in Thousands)
Capital Improvements	$28,627
Construction In Progress	2,226
Drydock	18,176
Other	1,690
Total Capital Improvements to Vessels and Other	$50,719

Based on our current plans and strategies, we estimate expected capital improvements and drydock expenditures of $3.0 million and $10.6 million, respectively, for the year ended December 31, 2014.  In addition, we expect to contribute another $3.8 million in 2014 towards the construction of a Handysize vessel scheduled for delivery in 2015.  For information on our capital expenditures for years preceding 2013, please see our prior periodic reports filed with the SEC.

Debt Obligations

On September 24, 2013, we terminated our previously-existing revolving credit facility scheduled to expire in September 2014 and five-year variable rate financing agreement that we entered into on November 30, 2012.  Concurrently with these terminations, we and our domestic subsidiaries entered into a new senior secured credit facility (“Credit Facility”) that (i) increased our borrowing capacity to $95.0 million, with a potential increase to $145.0 million, (ii) reduced our covenant restrictions, (iii) extended the maturity date of our facility to September 24, 2018, (iv) further monetized the value of our U.S. assets, and (v) allowed us to refinance and retire all indebtedness outstanding under our previously-existing revolving credit facility and five-year variable rate financing agreement.  The total amount paid off on September 24, 2013 was approximately $46.6 million, of which $21.0 million was drawn from the new revolving credit facility under the Credit Facility.

The Credit Facility includes a term loan facility in the principal amount of $45.0 million and a revolving credit facility LOC in the principal amount of $50 million. The LOC includes a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  The Credit Facility carries an accordion feature, whereby an additional term loan of up to $50.0 million may be advanced subject to certain financial requirements.  The Credit Facility has four lenders, each with commitments ranging from $15.0 million to $30.0 million. As of December 31, 2013, we had $21.0 million of borrowings and $3.7 million of letters of credit outstanding under our LOC, leaving an available balance of approximately $25.3 million.

The Credit Facility includes usual and customary covenants and events of default for credit facilities of its type.  Our ability to borrow under the Credit Facility is conditioned upon continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those that stipulate that we maintain a consolidated leverage ratio of 4.5 to 1.0 through the fiscal quarter ending December 31, 2013, and 4.25 to 1.0 thereafter, liquidity of not less than $15.0 million through the fiscal quarter ending December 31, 2013, and $20.0 million thereafter, and a consolidated net worth of not less than the sum of $228.0 million plus 50% of our consolidated net income earned after December 31, 2011 plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility). For more information on our compliance with these covenants, see “– Debt Covenants” below.

Lease Obligations

As of December 31, 2013, we held six vessels under operating contracts, seven vessels under bareboat charter or lease agreements and one vessel under time charter. The types of vessels held under these agreements include (i) a Molten-Sulphur carrier in our Jones Act segment, (ii) three Pure Car Truck Carriers that operate under our PCTC segment, (iii) one Handysize Bulk Carrier that operates in our Dry Bulk Carriers segment, and (iv) two Multi-Purpose vessels, a Tanker, five Container vessels, and one Heavy Lift vessel, all of which operate in our Specialty Contracts segment.

Our vessel operating lease agreements have early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances.  The lease agreements impose, among other things, defined minimum working capital and net worth requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.

On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Trust of our 2007-built PCTC.  The sale generated proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a ten year lease agreement with early buyout options that we can exercise in 2017 and 2019 under certain specified circumstances.  The sale resulted in a gain of $14.9 million, which we recorded as a deferred gain on the balance sheet and recognize as income over the length of the lease.

In March of 2012, we sold two of our PCTCs.  This transaction generated total proceeds of $73.9 million, and resulted in a gain of $3.8 million. These proceeds were used to pay down approximately $36.1 million of debt.

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

On November 27, 2012, we sold a 1998-built PCTC to CapitalSource Bank for approximately $31.0 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2017. This lease is classified as an operating lease, with the $11.7 million gain on this sale-leaseback being deferred and recognized over the term of the lease.

We used the net proceeds of approximately $63.0 million from the November 27, 2012 transactions to finance a portion of the purchase price for our acquisition of UOS, which was completed on November 30, 2012.

On December 27, 2012, we sold a 1999-built PCTC to BB&T Equipment Finance for $32.0 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2015 or in 2017 under certain specified circumstances.  This lease is classified as an operating lease.

In conjunction with the acquisition of UOS in November 2012, we acquired four Tug/Barge units, two Bulkers and one Harbor Tug. One of the four Tug/Barge units was leased to UOS through December 2013. At the end of the lease term, the acquired lease provided UOS with a purchase option permitting UOS to purchase both the  Tug and Barge. Prior to the closing of our acquisition, UOS exercised the purchase option through a legally binding agreement. We acquired the lease agreement as part of our acquisition of UOS, including the binding purchase commitment, and were therefore obligated to purchase the unit. On September 25, 2013 we concluded the purchase of the  Tug/Barge unit for $7.2 million.

We also conduct certain of our operations from leased office facilities.  On September 19, 2013, we executed a five year lease agreement for office space in Tampa, Florida.  These offices serve the employees of UOS as well as employees from LMS and are located in the same building as the previous lease agreement. The lease calls for graduated payments that will be straight-lined over the 60 month term of the lease. In addition to the Tampa office, we signed a new two year lease agreement for our Shanghai, China office space. This lease is effective October 1, 2013 through September 30, 2015.

As previously announced, we intend to relocate our corporate headquarters from Mobile, Alabama to New Orleans, Louisiana during the fourth quarter of 2015 after we complete renovations of a new facility in downtown New Orleans.  Our renovation and moving costs will be partially offset by approximately $10.2 million in incentives offered by the State of Louisiana.  We are planning to terminate our Mobile office lease in 2015 and in doing so we will incur approximately $3.0 million in lease termination expenses.

Debt Covenants

Substantially all of our credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital and interest expense coverage and a maximum amount of debt leverage.

As of December 31, 2013, the Company was in compliance with all financial covenants related to its debt obligations and we believe, based on current circumstances, that it is likely that we will continue to meet such covenants in the near future. The following table represents the actual and required covenant amounts for the twelve months ending December 31, 2013:

	Actual	Required (7)
Net Worth (thousands of dollars) (1)	$336,707	$317,443
Working Capital (thousands of dollars) (2)	$16,613	$1
Interest Expense Coverage Ratio (minimum) (3)	6.03	2.5
EBITDAR to Fixed Charges (minimum) (4)	1.27	1.15
Total Indebtedness Leverage Ratio – EBITDAR (maximum) (5)	4.17	4.5
Minimum Liquidity (6)	$45,550	$15,000

1.	Total assets (less Goodwill) minus total liabilities.
2.	Total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between Fixed Charges to Consolidated EBITDAR.
5.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.
6.	Defined as available line of credit plus available cash.
7.	As of December 31, 2013. For additional information, see “Debt Obligations.”

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, seek additional capital, enter into financings involving our unencumbered vessels or restructure debt. To the extent we are required to seek additional capital; our efforts could be hampered by the on-going uncertainty in the credit markets (See Item 1A. Risk Factors). We presently have variable to fixed interest rate swaps on 16% of our long-term debt.

Contractual Obligations and Other Commitments

The following is a summary of the scheduled maturities by period of our debt and lease obligations that were outstanding as of December 31, 2013:

(All Amounts in Thousands)
Debt and lease obligations	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt (including current maturities)	$198,229	$19,213	$20,338	$21,182	$44,889	$77,321	$15,286
Interest payments	59,052	8,203	9,055	9,475	9,312	6,272	16,735
Operating leases*	117,881	19,365	22,430	18,802	18,802	17,713	20,769
Terminal Obligation**	7,375	2,130	2,130	2,130	985	-	-
Total by period	$382,537	$48,911	$53,953	$51,589	$73,988	$101,306	$52,790

*  Not reflected as liabilities in our balance sheets

** The Terminal Obligation is our obligation to the Alabama State Port Authority related to the terminal upgrades in Mobile, Alabama, to be paid by us over the ten year terminal lease, which began in 2007. We expect to meet this long-term obligation, reported in other long-term liabilities, by the usage fees paid by our Rail-Ferry vessels in the Mobile port.

The above table is limited solely to contractual obligations as of December 31, 2013 and does not include contributions that we expect to make to our pension plan and the union sponsored pension plans in 2013 and beyond, as described further below and in Note I – Employee Benefit Plans.

Pension Obligations

We contributed $1.6 million to our pension plan for the twelve months ended December 31, 2013. We anticipate contributing approximately $600,000 for 2014.

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

Shelf Registration Statement and Other Matters

On December 4, 2013, the SEC declared effective our new universal shelf registration statement, which enables us to sell up to $200 million of certain registered debt and equity securities.  The new registration statement replaces our 2010 universal shelf registration statement, under which we issued $56.5 million of preferred stock.

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

As we continuously evaluate our pension plan investment diversification, we worked with our outside investment consultants and added new category funds, as well as replaced or altered the percentage of dollar investment placed in our current funds in our portfolio. We also increased our equity exposure.  Our new pension benchmark mix is 70% equities and 30% fixed instruments.  The additions of certain actively managed funds were selected to enhance our current passively managed selections.  We contributed $1.6 million to our pension fund for the plan year 2013 to help offset a potential increase in future liabilities. Due to market changes and the easing of the U.S. government’s bond buy-back policy, the discount rate increased by a full percent. As a result of this change in the discount rate and an improved return on plan assets, we were in a 104.6% funded status as of December 31, 2013. We will continue to monitor the pension plan quarterly with our investment consultants and will make any necessary adjustments if and when we deem them to be necessary (See Note I-Employee Benefit Plans).

Dry Bulk Carriers

In November 2009, we contracted with a Far Eastern shipyard to construct three double hull Handysize Bulk Carriers.  We made payments of $17.0 million in the fourth quarter of 2009 and $71.0 million in 2010 for these vessels. All three vessels were delivered in January 2011.  On August 2, 2010, we entered into a $55.2 million Senior Secured Term Loan Facility Agreement to finance the construction and delivery installment payments under separate shipbuilding contracts for these three vessels.  The outstanding debt balance on this credit facility was $45.1 million as of December 31, 2013 with the facility based on a 15-year amortization and maturing in 2017.

As a result of increasing our ownership in Dry Bulk from 50% to 100% on March 25, 2011, we presently own a 100% interest in a Supramax Bulk Carrier, which was delivered in January 2012.  Our total investment in this vessel is approximately $41.6 million.  During the period of construction up to delivery, we contributed $20.2 million through December 31, 2011.  On June 20, 2011, we entered into a secured loan facility agreement in the amount of $47.5 million, divided into two tranches:  Tranche A, which provided $24.2 million used to refinance and repay existing indebtedness of $22.0 million related to a Capesize vessel assumed in connection with the Dry Bulk acquisition, and Tranche B which provided up to $23.3 million to finance the remaining installment payments on the Supramax Bulk Carrier.  Under Tranche B, we made draws for $6.1 million in November 2011 and $12.7 million in January 2012 and contributed another $2.0 million and $8.7 million upon launching of the vessel and final delivery in January 2012. As of December 31, 2013, we owed $16.7 million on this credit facility. For further information on this agreement, see our Current Report on Form 8-K, dated June 20, 2011.

In December 2009, we acquired for $6.25 million a 25% investment in Oslo Bulk AS (“Oslo Bulk”) which in 2008, contracted to build eight new Mini-Bulkers. All of the Mini-Bulkers were delivered from the shipyard and deployed as of July 2011.  During 2010, we invested an additional $3.9 million in Oslo Bulk Holding Pte Ltd. (formerly “Tony Bulkers”), an affiliate of Oslo Bulk, for our 25% share of the installment payments for two additional new Mini-Bulkers, both of which were delivered from the shipyard and deployed as of July 2011. We paid approximately $1.6 million in January 2011 for our remaining share of installment payments associated with these two Mini-Bulkers. Additional investments of $750,000 and $250,000 were made in 2012 to Oslo Bulk and Oslo Bulk Holding Pte. Ltd., respectively. In December 2012, we contributed $500,000 towards our share of a bank guarantee to finance four Mini-Bulkers delivered in early 2013.  In November 2013, we contributed $284,000 towards our share of a minimum value covenant. Additionally in 2013 we acquired a fifteenth vessel using our existing equity. These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income, net of taxes.  All fifteen of these Mini-Bulkers are managed by an affiliate of Oslo Bulk.

In October 2013, we invested $2.7 million towards a minority interest in Saltholmen Shipping PTE LTD, which has contracted to build two chemical tankers scheduled to be delivered in the first quarter of 2014. We anticipate contributing an additional $5.8 million in the first quarter of 2014.

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

On October 8, 2013, the Board of Directors declared a dividend of $2.375 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock to preferred stockholders of record on October 29, 2013, which was paid on October 30, 2013.    On October 8, 2013, the Board of Directors declared a dividend of $2.25 per share on our 9.0% Series B Cumulative Perpetual Preferred Stock to preferred stockholders of record on October 29, 2013, which was paid on October 30, 2013. On October 30, 2013, the Board of Directors declared a dividend of $0.25 per share of common stock to common stockholders of record as of November 15, 2013, which was paid on December 3, 2013.

On January 7, 2014, the Board of Directors declared a dividend of $2.375 and $2.25 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock and 9.0% Series B Cumulative Perpetual Preferred Stock, respectively, to preferred stockholders of record on January 29, 2014, which was paid on January 30, 2014.    Additionally, the Board of Directors declared a dividend of $0.25 per share of common stock to common stockholders of record as of February 17, 2014, which was paid on March 3, 2014.

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

Off Balance Sheet Arrangements

During its normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. We believe that any liability for these indemnities, commitments and guarantees would not be material to the accompanying consolidated financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2013 approximated its carrying value due to the short-term duration of the underlying securities. The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.

The fair value of long-term debt, which is calculated based on the current rates offered to us versus current market rates on our outstanding obligations, is approximately $196.6 million as of December 31, 2013.

We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on our balance sheet. We have a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010. The notional amount under this contract is approximately $46.7 million (based on a Yen to USD exchange rate of 105.31 as of December 31, 2013). With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings. The change in fair value related to the ineffective portion of this swap is reflected in our results of operations for the year ended December 31, 2013 is a $362,000 gain. We currently have only the aforementioned open interest rate swap agreement with a  commercial bank. For this agreement, we are the fixed rate payer and the commercial bank is the floating rate payer.

The fair value of this agreement at December 31, 2013, which is estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, was a liability of $3.7 million. A hypothetical 10% decrease in interest rates as of December 31, 2013, would have resulted in a liability of $4.1 million.

Commodity Price Risk

As of December 31, 2013, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry and Jones Act segments. We have fuel surcharges and escalation adjustments in place for both of these segments, which we believe mitigated the price risk for those services during 2013. We estimated that a 20% increase in the average price of fuel for the period January 1, 2013 through December 31, 2013 would have resulted in an increase of approximately $971,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.13 in our basic earnings per share based on the shares of our common stock outstanding as of December 31, 2013. The additional fuel costs assume revenue from escalation adjustments but that no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates. Our time charterers in the PCTCs, Dry Bulk Carriers and Specialty Contracts segments are responsible for purchasing vessel fuel requirements under governing time charters; thus, our fuel price risk is currently limited to any voyage charters concluded within our Dry Bulk Carriers segment.

Foreign Currency Exchange Rate Risk

We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2012, the first quarter of 2013 and the third and fourth quarters of 2013. These contracts mature on various dates during 2013 and 2014. The fair value of these contracts at December 31, 2013 is a liability of $709,000. The potential fair value of these contracts that would have resulted from a hypothetical 10% adverse change in the exchange rates would be a liability of $780,000. Approximately $748,000 of this loss relates to forward Japanese Yen contracts that are offset by a like mark to market gain being reported under Interest and Other on our Consolidated Statements of Income for the Japanese Yen loan restatement, and described in Note R – Fair Value of Financial Instruments, Derivatives, and Marketable Securities.

On January 23, 2008, a wholly-owned subsidiary of the Company entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a Newbuilding PCTC, which was completed and delivered in March 2010. The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a variable-to-fixed Yen interest rate swap (the “Facility”) designed to set the interest at 2.065%.  In June 2009, we received notification that our lender would be exercising its option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000. Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding principal balance of the Facility as of the end of each reporting period is to be revalued in terms of USD, with any adjustments in the principal amount of USD owed recorded to earnings. Prior to December 2013, due to the amount of the Facility, we had sustained fluctuations that could have caused material swings in our reported results.  In December 2013, we entered into three Yen forward currency contracts for the full amount of the outstanding Facility.  As such, any future fluctuations of the Yen will no longer affect our reported results.  The average rate of exchange for the Yen has now been locked at 102.53.  Also at the time of entering into these contracts, we negotiated our Yen Facility with the current Lenders, which will now allow for that Facility to be converted to a USD based Facility at the above exchange rate.  All Facility terms and the final maturity will remain as currently reflected upon conversion.

There was a significant change in the Yen to USD exchange rate at December 31, 2013 compared to December 31, 2012, resulting in a $5.9 million foreign exchange gain for the year ended December 31, 2013.  This amount is reported under Interest and Other on our Consolidated Statements of Income.

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

As of December 31, 2013, we conducted an evaluation of the effectiveness of our disclosure controls and procedures.  The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on that evaluation as of December 31, 2013, our CEO and CFO have concluded that our disclosure controls and procedures are effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).  Based on our assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	149,500	-	183,178
Total	149,500	-	183,178

(1)	Represents 149,500 outstanding restricted stock units.

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

(i) The following financial statements and related notes are included on pages F-1 through F-55 of this Form 10- K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

The following financial statement schedules are included on page S-1 of this Form 10-K.

Schedule I -- Valuation and Qualifying Accounts and Reserves

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

(10.2)

$35,000,000 Revolving Loan to the Registrant and seven of its subsidiaries by Regions Bank dated March 7, 2008, as amended by instruments dated March 3, 2009, August 13, 2009, March 31, 2010, March 31, 2011, July 18, 2011, March 31, 2012, and June 28, 2013. (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-Q dated May 5, 2011 and incorporated herein by reference)

(10.3)

Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DnB NOR Bank ASA, as facility agent, and , as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference)

(10.4)

Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.5)

Credit Agreement, dated as of June 29, 2011, by and among LCI Shipholdings, Inc. and Waterman Steamship Corporation, as joint and several borrowers, the Registrant, as guarantor, DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as lenders, DnB NOR Bank ASA, as bookrunner, facility agent and security trustee and DnB NOR Bank ASA and HSH Nordbank AG, New York Branch, as mandated lead arrangers (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.6)

Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders “(filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2013 and incorporated herein by reference)”

(10.7)

International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.8)

Form of Incentive Agreement for Restricted Stock Units granted May 7, 2012 (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form 8-K dated May 7, 2012 and incorporated herein by reference)

(10.9)

Form of Incentive Agreement date April 23, 2013 under the International Shipholding Corporation 2011 Stock Incentive Plan “(filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2013 and incorporated herein by reference)”

(10.10)

Amendment, date April 23, 2013, to a Form of Incentive Agreement dated May 7, 2012 under the International Shipholding Corporation 2011 Stock Incentive Plan “(filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2013 and incorporated herein by reference)”

(10.11)

Change of Control Agreement, by and between the Registrant and Niels M. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.12)

Change of Control Agreement, by and between the Registrant and Erik L. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.13)

Change of Control Agreement, by and between the Registrant and Manuel G. Estrada, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference)

(10.14)

For of Indemnification Agreement, by and between the Registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference)

(10.15)	Description of Director Compensation Program *
(21.1)	Subsidiaries of International Shipholding Corporation *
(23.1)	Consent of PricewaterhouseCoopers LLP *
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*These exhibits filed with this 10-K report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION

(Registrant)

/s/ Manuel G. Estrada

March 13, 2014By ______________________________

Manuel G. Estrada

Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTERNATIONAL SHIPHOLDING CORPORATION

(Registrant)

/s/ Niels M. Johnsen

March 13, 2014By ____________________________

Niels M. Johnsen

Chief Executive Officer and

Chairman of the Board

/s/ Erik L. Johnsen

March 13, 2014By ____________________________

Erik L. Johnsen

President and Director

/s/ Edwin A. Lupberger

March 13, 2014By ____________________________

Edwin A. Lupberger

Director

/s/ H. Merritt Lane III

March 13, 2014By ____________________________

H. Merritt Lane III

Director

/s/ T. Lee Robinson, Jr.

March 13, 2014By ____________________________

T. Lee Robinson, Jr.

Director

/s/ James J. McNamara

March 13, 2014By ____________________________

James J. McNamara

Director

/s/ Kenneth H. Beer

March 13, 2014By ____________________________

Kenneth H. Beer

Director

/s/ Harris V. Morrissette

March 13, 2014By ____________________________

Harris V. Morrissette

Director

/s/ Manuel G. Estrada

March 13, 2014 By ____________________________

Manuel G. Estrada

Vice President and Chief Financial Officer

/s/ Kevin M. Wilson

March 13, 2014By __________________________

Kevin M. Wilson

Controller

Index of Financial Statements

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

International Shipholding Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of International Shipholding Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).    The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9a.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 13, 2014

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(All Amounts in Thousands Except Share Data)

	Twelve Months Ended December 31,
	2013	2012	2011
Revenues	$310,152	$243,496	$263,196

Operating Expenses:
Voyage Expenses	247,622	185,453	190,150
Amortization Expense	5,701	3,055	1,932
Vessel Depreciation	24,363	24,366	25,388
Other Depreciation	69	32	-
Administrative and General Expenses	22,734	23,244	20,961
Gain on Dry Bulk Transaction	-	-	(18,844)
Loss/(Gain) on Sale of Other Assets	16	(16,625)	-

Total Operating Expenses	300,505	219,525	219,587

Operating Income	9,647	23,971	43,609

Interest and Other:
Interest Expense	9,504	10,409	10,361
Derivative Loss	438	485	101
(Gain)/Loss on Sale of Investment	-	(580)	747
Other Income from Vessel Financing	(2,122)	(2,387)	(2,653)
Investment Income	(114)	(470)	(637)
Foreign Exchange (Gain)/Loss	(5,914)	(5,506)	3,051
	1,792	1,951	10,970

Income Before Provision (Benefit) for Income Taxes
and Equity in Net Loss of Unconsolidated Entities	7,855	22,020	32,639
Provision/(Benefit) for Income Taxes:	(11,963)	(157)	680
Equity in Net Loss of Unconsolidated
Entities (Net of Applicable Taxes)	(1,661)	(215)	(410)

Net Income	$18,157	$21,962	$31,549

Preferred Stock Dividends	3,226	-	-

Net Income Available to Common Stockholders	$14,931	$21,962	$31,549

Basic and Diluted Earnings Per Common Share:

Basic Earnings Per Common Share:	$2.06	$3.05	$4.42

Diluted Earnings Per Common Share:	$2.05	$3.04	$4.40

Weighted Average Shares of Common Stock Outstanding:
Basic	7,237,472	7,195,606	7,131,820
Diluted	7,282,676	7,213,288	7,176,647

Common Stock Dividends Per Share	$1.00	$1.00	$1.50

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All Amounts in Thousands Except Share Data)

	Twelve Months Ended December 31,
	2013	2012	2011
Net Income	$18,157	$21,962	$31,549

Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation (Loss) Gain	(64)	95	(247)
Unrealized Holding Gain on Marketable Securities	-	(128)	(5)
Change in Fair Value of Derivatives	3,073	1,243	101
Change in Funded Status of Defined Benefit Plan	8,027	(2,209)	(5,998)

Comprehensive Income	$29,193	$20,963	$25,400

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands)

	December 31,	December 31,
ASSETS	2013	2012

Cash and Cash Equivalents	$20,010	$19,868
Restricted Cash	8,499	8,000
Accounts Receivable, Net of Allowance for Doubtful Accounts	30,441	32,891
Net Investment in Direct Financing Leases	-	3,540
Prepaid Expenses	8,493	7,690
Deferred Tax Asset	3,084	323
Other Current Assets	1,304	702
Notes Receivable	3,987	4,383
Material and Supplies Inventory	11,286	11,847
Total Current Assets	87,104	89,244

Investment in Unconsolidated Entities	14,818	12,676

Net Investment in Direct Financing Leases	-	13,461

Vessels, Property, and Other Equipment, at Cost:
Vessels	582,416	525,172
Building	1,211	1,211
Land	623	623
Leasehold Improvements	26,348	26,348
Construction in Progress	2,673	10
Furniture and Equipment	11,727	11,614
	624,998	564,978
Less - Accumulated Depreciation	(175,106)	(151,318)
	449,892	413,660

Other Assets:
Deferred Charges, Net of Accumulated Amortization	29,309	19,892
Intangible Assets, Net of Accumulated Amortization	28,756	45,784
Due from Related Parties	1,699	1,709
Notes Receivable	27,659	33,381
Goodwill	2,735	2,700
Deferred Tax Asset	7,020	-
Other	7,383	5,509
	104,561	108,975

TOTAL ASSETS	$656,375	$638,016

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands)

	December 31,	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$19,213	$26,040
Accounts Payable and Other Accrued Expenses	51,278	50,896
Total Current Liabilities	70,491	76,936

Long-Term Debt, Less Current Maturities	179,016	211,590

Other Long-Term Liabilities:
Lease Incentive Obligation	5,397	6,150
Other	65,306	81,041

TOTAL LIABILITIES	320,210	375,717

Stockholders' Equity:
Preferred Stock, $1.00 Par Value, 9.50% Series A Cumulative Perpetual
Preferred Stock, 650,000 Shares Authorized, 250,000 Shares Issued
and Outstanding at December 31, 2013	250	-
Preferred Stock, $1.00 Par Value, 9.00% Series B Cumulative Perpetual
Preferred Stock, 350,000 Shares Authorized, 316,250 Shares Issued
and Outstanding at December 31, 2013	316	-
Common Stock, $1.00 Par Value, 20,000,000 Shares Authorized,	8,692	8,632
7,248,350 and 7,203,935 Shares Outstanding at
December 31, 2013 and 2012, Respectively
Additional Paid-In Capital	140,115	86,362
Retained Earnings	226,105	217,654
Treasury Stock, 1,388,066 Shares at December 31, 2013
and December 31, 2012, Respectively	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(13,910)	(24,946)
TOTAL STOCKHOLDERS' EQUITY	336,165	262,299

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$656,375	$638,016

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(All Amounts in Thousands)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance at December 31, 2010	$-	$8,564	$84,846	$183,541	$(25,403)	$(17,798)	$233,750

Comprehensive Income:

Net Income	-	-	-	31,549	-	-	31,549

Other Comprehensive Income (Loss):	-	-	-	-	-	(6,149)	(6,149)

Total Comprehensive Income							25,400

Compensation Expense - restricted stock (net of forfeited shares)	-	42	984	-	-	-	1,026

Common Stock Dividends	-	-	-	(10,981)	-	-	(10,981)

Balance at December 31, 2011	$-	$8,606	$85,830	$204,109	$(25,403)	$(23,947)	$249,195

Comprehensive Income:

Net Income	-	-	-	21,962	-	-	21,962

Other Comprehensive Income (Loss):	-	-	-	-	-	(999)	(999)

Total Comprehensive Income							20,963

Compensation Expense - restricted stock (net of forfeited shares)	-	26	532	-	-	-	558

Common Stock Dividends	-	-	-	(8,417)	-	-	(8,417)

Balance at December 31, 2012	$-	$8,632	$86,362	$217,654	$(25,403)	$(24,946)	$262,299

Comprehensive Income:

Net Income	-	-	-	18,157	-	-	18,157

Other Comprehensive Income:	-	-	-	-	-	11,036	11,036

Total Comprehensive Income							29,193

Compensation Expense - restricted stock (net of forfeited shares)	-	60	986	-	-	-	1,046

Issuance of Preferred Stock	566	-	52,767	-	-	-	53,333

Preferred Stock Dividends	-	-	-	(2,346)	-	-	(2,346)
							-
Accrued Dividends on Restricted Stock Units	-	-	-	(98)	-	-	(98)

Common Stock Dividends	-	-	-	(7,262)	-	-	(7,262)

Balance at December 31, 2013	$566	$8,692	$140,115	$226,105	$(25,403)	$(13,910)	$336,165

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

Index of Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All Amounts in Thousands)

	Twelve Months Ended December 31,
	2013	2012	2011

Cash Flows from Operating Activities:
Net Income	$18,157	$21,962	$31,549
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depreciation	24,930	24,975	26,391
Amortization of Deferred Charges	11,638	7,979	7,022
Amortization of Intangible Assets	5,701	3,055	1,932
Deferred Tax	(12,046)	(776)	-
Gain on Dry Bulk Transaction	-	-	(18,844)
Non-Cash Share Based Compensation	1,420	1,216	1,801
Equity in Net Loss of Unconsolidated Entities	1,661	215	410
Distributions from Unconsolidated Entities	-	-	750
Loss (Gain) on Sale of Assets	16	(16,625)	-
(Gain) Loss on Sale of Investments	-	(580)	747
(Gain) Loss on Foreign Currency Exchange	(5,914)	(5,506)	3,051
Changes in:
Deferred Drydocking Charges	(18,176)	(11,304)	(6,803)
Accounts Receivable	2,014	(3,533)	(1,290)
Inventories and Other Current Assets	(767)	(2,734)	(1,200)
Other Assets	840	2,121	669
Accounts Payable and Accrued Liabilities	(9,478)	(6,481)	3,133
Other Long-Term Liabilities	3,779	(4,150)	(3,045)
Net Cash Provided by Operating Activities	23,775	9,834	46,273

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	558	3,877	5,583
Acquisition of Frascati Shops Inc and Tower, LLC	-	(620)	-
Capital Improvements to Vessels and Other Assets	(32,543)	(50,729)	(109,631)
Proceeds from Sale of Assets	-	225,315	-
Purchase of Marketable Securities	-	-	(74)
Proceeds from Sale of Marketable Securities	-	12,433	2,413
Investment in Unconsolidated Entities	(3,520)	(1,000)	(2,545)
Acquisition of Unconsolidated Entity	-	-	7,092
Net Increase in Restricted Cash Account	(499)	(1,093)	(8,907)
Proceeds from Sale of Unconsolidated Entities	-	-	526
Acquisition of United Ocean Services, LLC, net of cash acquired	(2,475)	(112,242)	-
Proceeds from Payments on Note Receivables	5,954	4,754	4,735
Net Cash (Used In) Provided by Investing Activities	(32,525)	80,695	(100,808)

Cash Flows from Financing Activities:
Issuance of Preferred Stock	53,333	-	-
Proceeds from Issuance of Debt	76,000	137,930	135,330
Repayment of Debt	(108,711)	(220,337)	(66,498)
Additions to Deferred Financing Charges	(2,122)	(1,274)	(1,788)
Dividends Paid	(9,608)	(8,417)	(10,981)
Net Cash Provided by (Used In) Financing Activities	8,892	(92,098)	56,063

Net Increase (Decrease) in Cash and Cash Equivalents	142	(1,569)	1,528
Cash and Cash Equivalents at Beginning of Period	19,868	21,437	19,909

Cash and Cash Equivalents at End of Period	$20,010	$19,868	$21,437

The accompanying notes are an integral part of these statements.

Index of Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation - International Shipholding Corporation (a Delaware corporation) and its majority-owned subsidiaries, referred to in this report using the terms “we,” “us,” “our,” and “the Company”, operate a diversified fleet of U.S. and International Flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium to long-term charters or contracts of affreightment.  At December 31, 2013, our fleet consisted of 50 ocean-going vessels and related shoreside facilities.  Our core business strategy consists of identifying growth opportunities in niche markets as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as protect our long-standing customer base by providing quality transportation services. From time to time, we augment our core business strategy with opportunistic transactions involving short term spot market contracts.  The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Consolidation - The accompanying financial statements include the accounts of International Shipholding Corporation and its’ majority owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.  Our policy is to consolidate all subsidiaries in which we hold a greater than 50% voting interest or otherwise control its operating and financial activities.  We use the equity method to account for investments in entities in which we hold a 20% to 50% voting interest and have the ability to exercise significant influence over their operating and financial activities.

Financial Statement Preparation - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue and Expense Recognition - Revenue for our Rail-Ferry, Jones Act, and Specialty segments’ voyages is recorded over the duration of the voyage. Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges. As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments made. The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period. Based on our experience, we believe there is not a material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred. Revenues and expenses relating to our other segments’ voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

The Maritime Security Act, which established the MSP, was signed into law in October of 1996 and has been extended to 2025.  We recognize MSP revenue on a monthly basis over the duration of the qualifying contracts.  The carrying amount approximates fair value for these instruments.  As of December 31, 2013, five of our PCTCs, two of our Container vessels, and one Multi-Purpose vessel were qualified and received contracts for MSP participation.  These vessels earned $2.8 million in 2013, $3.1 million in 2012, and $2.95 million in 2011.

Income Taxes - Income taxes are accounted for in accordance with ASC Topic 740.  Provisions for income taxes include deferred income taxes for temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.  Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.  The Company records uncertain tax positions within income tax expense and classifies interest and penalties related to income taxes as income tax expense.

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

Cash and Cash Equivalents - We consider highly liquid debt instruments and money market funds with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - We provide an allowance for doubtful accounts for accounts receivable balances estimated to be non-collectible.  These provisions are maintained based on identified specific accounts, past experiences, and current trends, and require management’s estimates with respect to the amounts that are non-collectible. Accounts receivable balances are written off against our allowance for doubtful accounts when deemed non-collectible.

Index of Financial Statements

Inventories - The Company values spare parts and warehouse inventories at the lower of cost or market, using the first-in, first-out (FIFO) method of accounting. Fuel inventory is based on the average inventory method of accounting. As of December 31, 2013 and 2012, our inventory balances were approximately $11.3 million and $11.8 million, respectively. Our inventory consists of three major classes, the break out of which is included in the following table:

(All Amounts in Thousands)	For the Years Ended December 31,
Inventory Classes	2013	2012
Spare Parts Inventory	$3,968	$3,652
Fuel Inventory	4,627	4,633
Warehouse Inventory	2,691	3,562
	$11,286	$11,847

Vessels, Property and Other Equipment - For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method to the estimated salvage value.

Estimated useful lives (in years) of Vessels, Leasehold Improvements, and Furniture and Equipment from now or when built are as follows:

Jones Act
	1	Coal Carrier	15
	2	Bulk Carriers	25
	1	Harbor Tug	20
	3	ATB Barge and Tug Units	9-30
	1	ITB Barge and Tug Unit	9-30
Pure Car Truck Carriers
	4	Pure Car/Truck Carriers	20-25
Rail-Ferry
	2	Special Purpose Vessels	25
		Building	15-25
Dry Bulk Carriers
	5	Bulk Carriers	25
Specialty Contracts
	1	Tanker	25
	1	Multi-Purpose Ice Strengthened	25
Other
		Leasehold Improvements	10-20
		Other Equipment	3-12
		Furniture and Equipment	3-10

At December 31, 2013, our fleet of 50 vessels also included (i) a Molten Sulphur Carrier, two Multi-Purpose vessels, five Container vessels, which we charter in one of our services, (ii) one Tanker, (iii) three Pure Car Truck Carriers, (iv) one Bulk Carrier, (v) fifteen Mini-Bulker Carriers, (vi) and one Multi-Purpose heavy lift vessel.

Costs of all major property additions and betterments are capitalized.  Ordinary maintenance and repair costs are expensed as incurred.  Interest and finance costs relating to vessels and other equipment under construction are capitalized to properly reflect the cost of assets acquired.  Capitalized interest totaled $52,000,  $120,045 and $339,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Capitalized interest was calculated based on our weighted-average interest rate on our outstanding debt.

We monitor our fixed assets for impairment and perform an impairment analysis in accordance with Accounting Standards Codification (“ASC”) Topic 360 when triggering events or circumstances indicate a fixed asset or asset group may be impaired.  Such events or circumstances may include a decrease in the market price of the long-lived asset or asset group or a significant change in the way the asset is being used. Once a triggering event or circumstance is identified, an analysis is done which shows the net book value of the asset as compared to the estimated undiscounted future cash flows the asset will generate over its remaining useful life. It is possible that our asset impairment review would include a determination of the asset’s fair value based on a third-party evaluation or

Index of Financial Statements

appraisal. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. We believe that no impairment existed at December 31, 2013 and 2012 (See Note Y – Impairment of Long Lived Assets).

Drydocking Costs - We defer certain costs related to the drydocking of our vessels.  Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years). Because drydocking charges can be material in any one period, we believe that the capitalization and amortization of these costs over the drydocking period provides a better matching with the future revenue generated by our vessels. We capitalize only those costs that are incurred to meet regulatory requirements. Normal repairs, whether incurred as part of the drydocking or not, are expensed as incurred (See Note N – Deferred Charges and Intangible Assets).

Goodwill and Intangible Assets - Under FASB ASC 350, Intangibles – Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.  Intangible assets with definite lives are amortized using the straight line method over their individual useful lives.  Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately  recognized.  On August 6, 2012, the Company acquired companies FSI and Tower, resulting in Goodwill of $828,000.  On November 30, 2012, the Company acquired UOS, resulting in Goodwill of approximately $1.9 million.  At December 31, 2013 and 2012, our Goodwill balances were $2.7 million. Goodwill is monitored for impairment and we perform an impairment analysis on an annual basis, or whenever events or circumstances indicate that interim impairment testing is necessary (See Note B–Acquisition).

Deferred Financing Charges - We amortize our deferred financing charges over the terms of the related financing agreements and contracts using the effective interest method (See Note N – Deferred Charges and Intangible Assets).

Self-Retention Insurance - We maintain provisions for estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates (See Note H – Self-Retention Insurance).

Asbestos Claims - We maintain provisions for estimated losses for asbestos claims based on estimates of eventual claims settlement costs.  Our policy is to establish provisions based on a range of estimated exposure.  We estimate this potential range of exposure using input from legal counsel and internal estimates based on the individual deductible levels for each policy year. We believe that insurance and the indemnification of a previous owner of one of our wholly-owned subsidiaries will partially mitigate our exposure.  The measurement of our exposure for asbestos liability requires management to make estimates and assumptions that affect the amount of the loss provisions recorded during the period.  Our estimates and assumptions are formed from variables such as the maximum deductible levels in a claim year, the amount of the indemnification recovery and the claimant's employment history with the Company.  Actual results could differ materially from those estimates.

 Foreign Currency Transactions - Certain of our revenues and expenses are converted into or denominated in foreign currencies, primarily the Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso, Australian Dollar, and Japanese Yen.  All exchange adjustments are charged or credited to income in the year incurred. Excluding the foreign exchange losses related to the Yen-denominated loan facility, we recognized an exchange gain of approximately $412,000, $10,000 and $460,000 for the years ended December 31, 2013, 2012 and 2011, respectively, on foreign currency transactions related to operations.

In addition to the foreign currency operational transactions, we also recorded non-cash foreign exchange gains of $5.9 million, $5.5 million, and losses of $3.1 million for the years ending December 31, 2013, 2012, and 2011, respectively, reflecting the periodic re-measurement of a Yen-denominated credit facility to U.S. Dollars. These gains/losses are reflected in our Consolidated Statements of Income as “Interest and Other”.  In the fourth quarter of 2013, we entered into several Yen foreign exchange contracts which effectively locked in our Yen to U.S. dollar exchange rate at 102.53 to 1 USD.

Dividend Policy - The payment of dividends is at the discretion of our Board of Directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly common stock cash dividend program beginning in the fourth quarter of 2008.

Dividends were payable quarterly beginning April 30 and October 30, 2013, in respect of our Series A and Series B Preferred shares, respectively, when and if declared by our Board of Directors (See Note AB – Preferred Stock).

Index of Financial Statements

Earnings Per Share - Basic earnings per share was computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflect the effect of dilutive potential common shares, including shares issuable under restricted stock units using the treasury stock method (See Note T – Earnings Per Share).

Derivative Instruments and Hedging Activities - Under ASC Topic 815, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair value of the hedge are recorded through Stockholders’ Equity in Other Comprehensive Income (Loss).  We currently employ, or have employed in the recent past, interest rate swap agreements and foreign currency contracts (See Note R – Fair Value of Financial Instruments, Derivatives and Marketable Securities).

Stock-Based Compensation - Under ASC Topic 505, we determine stock based compensation cost based on the grant date fair value of awards and record compensation expense over the vesting period of such awards.  The compensation cost related to our restricted stock is determined based on the average stock price on the date of grant and is amortized on a straight-line basis over the vesting period (See Note V – Stock-Based Compensation).

Pension and Postretirement Benefits - Our pension and postretirement benefit costs are calculated using various actuarial assumptions and methodologies.  These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors.  We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside actuary and information as to historical experience and performance.  Differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense.

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

For the period ended December 31, 2013, the effect of the adjustment to our overfunded status was a decrease in the liability of $9.4 million and a decrease in Other Comprehensive Loss of $7.1 million, net of taxes of $2.3 million.  For the period ended December 31, 2012, the effect of the adjustment to our underfunded status was an increase in the liability of $2.6 million, and an increase in Other Comprehensive Loss of $2.2 million, net of taxes of $452,000 with a full valuation allowance.  As of December 31, 2013, our pension plan was overfunded by $1.5 million or 104.6%  (See Note I – Employee Benefit Plans).

Recent Accounting Pronouncements - In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" to amend Accounting Standards Codification Topic 210, "Balance Sheet".  The amendment is to clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim and annual periods thereafter. We adopted ASU 2013-01 in the first quarter of 2013 and the application of the new requirements did not have a material effect on our operating results or financial position.

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

Index of Financial Statements

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

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (a consensus of the FASB Emerging Issues Task Force), which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. We are currently evaluating the adoption of this standard.

NOTE B – ACQUISITIONS

U.S. United Ocean Services, LLC Acquisition

On November 30, 2012, (“the acquisition date”) we acquired 100% of the membership interest of UOS.  The total consideration of approximately $114.7 million consisted of a $112.2 million cash payment and a post-closing settlement of payment of approximately $2.5 million, which was made in the first quarter of 2013.  In the fourth quarter of 2012, we incurred acquisition expenses of approximately $1.8 million related to legal, consulting, and valuation fees.  The fees expensed have been included under the caption “Administrative and General Expenses” in our Consolidated Statement of Income.

Founded in 1959, UOS provides marine transportation services for dry bulk commodities in the United States.  UOS operates the largest U.S. Flag Jones Act dry bulk fleet today (131,000 dead weight tons), which consists of two Handysize Bulkers and four Tug/Barge units.  The majority of the fleets operations are under contracts with TECO and Mosaic, both of whom have maintained longstanding relationships with UOS that have spanned several decades.

Index of Financial Statements

The following is a tabular summary of the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Amount Recognized as of Acquisition Date
Description	(All Amounts in Thousands)
Working Capital including Cash Acquired	$8,511
Inventory	6,510
Property, Plant, and Equipment	60,037
Identifiable Intangible Assets	45,131
Total Assets Acquired	120,189
Misc. Payables and Accrued Expenses	(5,434)
Other Long Term Liability	(1,945)
Total Liabilities Assumed	(7,379)
Net Assets Acquired	112,810
Total Consideration Transferred	(114,717)
Goodwill*	$1,907

* Goodwill represents the fair value of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Our above-described goodwill is not amortized nor do we expect it to be deductible for tax purposes.  Specifically, the goodwill recorded as part of the acquisition of UOS includes the following:

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

Based on our qualitative assessment as of December 1, 2013, we believe it is not more likely than not that the fair value of the reporting unit (UOS) is less than the carrying amount.

The following unaudited pro forma results present consolidated information as if the UOS acquisition had been completed as of January 1, 2012. The pro forma results include the amortization associated with the acquired intangible assets, interest expense associated with the debt used to fund a portion of the acquisition, and the impact of fair value adjustments such as depreciation adjustments related to adjustments to property, plant and equipment. The pro forma results should not be considered indicative of the results of operations or financial position of the combined companies had the acquisition been consummated as of January 1, 2012, and are not necessarily indicative of results of future operations of the company.

Index of Financial Statements

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

	2012 Pro	2011 Pro
	Forma	Forma
Revenues	$329,079	$385,938
Net earnings attributable to ISH	$30,765	$39,166
Net earnings per share attributable to ISH common stockholders:
Basic	$4.28	$5.49
Diluted	$4.27	$5.46

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

The total consideration of approximately $4.5 million consisted of a $623,000 cash payment, the assumption of $3.5 million in debt, and $412,000 in miscellaneous payables.  As of September 30, 2012, we discharged all debt and substantially all known accounts payable assumed in the acquisition.  Acquisition expenses of approximately $40,000 related to legal fees incurred in due diligence have been included under the caption “Administrative and General Expenses” in our Consolidated Statement of Income.

The transaction was accounted for as a business combination using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  While most assets and liabilities were measured at fair value, a single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Our judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

Index of Financial Statements

The following is a tabular summary of the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Amount Recognized as of Acquisition Date
Description	(All Amounts in Thousands)
Working Capital including Cash Acquired	$18
Inventory	231
Property, Plant, and Equipment	3,411
Identifiable Intangible Assets	490
Total Assets Acquired	4,150
Misc. Payables and Accrued Expenses	(412)
Long Term Debt	(3,490)
Deferred Tax Liability	(453)
Total Liabilities Assumed	(4,355)
Net Liabilities Assumed	(205)
Total Consideration Transferred	(623)
Goodwill*	$828

* Goodwill represents the sum of the consideration transferred and the net liabilities assumed and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Our above-described goodwill is not amortized nor do we expect it to be deductible for tax purposes.  Specifically, the goodwill recorded as part of the acquisition of the Acquired Companies includes the following:

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

Based on our qualitative assessment as of December 1, 2013, we believe it is not more likely than not that the fair value of the reporting unit (FSI and Tower) is less than the carrying amount.

Dry Bulk Cape Holding, Inc. Step Acquisition

On March 25, 2011, Cape Holding, Ltd. (one of our indirect wholly-owned subsidiaries) and DryLog Ltd. completed a transaction that restructured their respective 50% interests in Dry Bulk.

Prior to this transaction, Dry Bulk controlled through various subsidiaries two Capesize vessels and two Supramax Newbuildings.  In connection with this transaction, (i) Cape Holding, Ltd. increased its ownership in Dry Bulk from 50% to 100% and (ii) in consideration, DryLog Ltd. received our prior 50% ownership in two Dry Bulk subsidiaries (one holding a Capesize vessel and the other a shipbuilding contract relating to a Supramax vessel delivered in the second quarter of 2012), and $1.5 million in cash.  Following the transfer of these subsidiaries, Dry Bulk continues to control through two subsidiaries, one Cape Size vessel and one Supramax vessel which delivered from the shipyard in January of 2012.  As a result of completing this transaction, we own 100% of Dry Bulk and have complete control of the two remaining vessels.

During the first quarter of 2011, we retained an independent, third party firm with shipping industry experience to assist us in determining the fair value of Dry Bulk and the fair value of our previous 50% interest in Dry Bulk.

Index of Financial Statements

At the time of the acquisition, the assets of Dry Bulk consisted of cash, trade receivables, prepayments, inventory, two Capesize vessels, two Supramax vessels under construction and time charter agreements at attractive time charter rates on the two Capesize vessels which expired in early 2013 and are currently fixed. Current liabilities consisted primarily of accrued interest on debt and the non-current liabilities consisting primarily of floating rate bank borrowings. With the exception of the Capesize vessels and the intangible value assigned to the above-market time charter contracts, the fair value of all assets and liabilities were equal to the carrying values.

As of March 31, 2011, the combined appraised value for both Capesize vessels was $84.0 million as compared to the book value of approximately $53.6 million. In determining the appraised fair value of the Capesize vessels, the cost and comparable sales approaches were used with equal weight applied to each approach. In addition to the fair value adjustment on the Capesize vessels, an intangible asset was established reflecting the difference between the existing values of the time charter contracts in place as compared to current market rates for similar vessels under short-term contracts, discounted back to present value. Based on the income approach, the fair value of the intangible asset was calculated to be $5.2 million was amortized over the remaining life of the contract, which expired in January of 2013. As a result of the combined fair value adjustments noted above, we concluded that the total fair value of the net assets of Dry Bulk acquired was $69.0 million.

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

(All Amounts in thousands)
Fair Value of Previously Held 50% Interest	$32,700
Less: Book Value of Previously Held Interest	(14,400)
Gain on Previously Held 50% Interest	$18,300

We also recognized a bargain purchase gain of $0.5 million with respect to the step up to fair value of the 50% interest we acquired, calculated as follows:

(All Amounts in thousands)
Fair Value of Net Assets Acquired	$69,000
Less: Fair Value of Purchase Consideration	(35,800)
Less: Fair Value of Previously Held 50% Interest	(32,700)
Bargain Purchase Gain	$ 500

In order to properly account for the fair value of the purchase consideration, and in accordance with the terms of the purchase agreement, we included all assets and liabilities that we transferred to DryLog to acquire the remaining 50% ownership in Dry Bulk Cape Holding, Inc.

The fair value of the cape size vessels was developed by using a combination of the cost and comparable sales approaches and was provided by a third party valuation firm. For the cost approach, the current estimated replacement cost was determined based on recent construction contract information extracted from construction costs reported and tabulated by Compass Maritime and HIS Fairplay – World Shipping Encyclopedia. The replacement cost was depreciated over a 25-year normal useful life after deducting the estimated current scrap value of $12.0 million. The scrap value was based on reported current sales of vessels to scrap processors located in the Indian sub-continent reported in the range of $490/LDT taken from published data. This figure was multiplied by the reported light ship weight of the vessel of 24,413 metric tons. The yearly physical depreciation was multiplied by the remaining economic life of the vessel and the scrap value added back to arrive at the cost approach for each vessel.

For the comparable sales approach method, research of publicly available data identified approximately twenty cape size vessels sold from September of 2010 through February of 2011. The reported sales were plotted as a graph of dollar per deadweight ton versus age. The graph was used to determine the appropriate dollar per deadweight ton. The cost and comparable sales approaches were weighted approximately 50/50 to arrive at the estimated fair market value.

Index of Financial Statements

The fair value of the intangible assets was based on the difference between the existing time-charter contract rate in place as of the acquisition date as compared to the current market rates for similar vessels under short-term charters. The time charter contracts being valued expired on January 7, 2013. The fair value was calculated based on the discounted cash flow model and was prepared by a third party valuation firm. The market rate of $18,500 per day (net of 6.25% commissions) was used based on short-term rates published by an industry publication. The discount rate used was based on a weighted average cost of capital of 13% and derived from industry specific data collected from Ibbotson Associates Cost of Capital Quarterly, S&P 500 and from Moody’s.

Previously, we accounted for our non-controlling interest in Dry Bulk under the equity method. We now include the financial results of Dry Bulk in our consolidated financial results, which include revenues and net loss/income for Dry Bulk for the year to date results. Since the acquisition of Dry Bulk, our 2011 consolidated financial results included revenue and net income of $7.3 million and $2.0 million, respectively. Assuming we had recorded this transaction on January 1, 2011, our consolidated financial results for the year ending December 31, 2011 would not have been materially different from what we actually reported. As such, we have not disclosed in this report any proforma financial information for 2011.

NOTE C- OUT OF PERIOD ADJUSTMENTS

In July of 2011, Oslo Bulk AS (“Oslo”), an entity in which we hold a 25% equity interest and account for under the equity method, entered into an interest rate swap to reduce its exposure to variable interest rates on its outstanding debt.  We incorrectly accounted for the derivative by reporting our 25% share of the change in fair value of the derivative in the consolidated statements of income under the caption “Equity in Net (Loss) Income of Unconsolidated Entities” from inception of the swap to December 31, 2011, rather than accounting for the change in fair value as a component of comprehensive income.  The change in fair value recorded in the third and fourth quarters of 2011 resulted in an aggregate loss of approximately $674,000.  As a result of this error, we recorded an out of period (“OOP”) adjustment during the three months ended June 30, 2012 to correct the $674,000 aggregate loss that was previously recorded in 2011, and $42,000 that was previously recorded in the first quarter of 2012.  The correction of these amounts was recorded in "Other Comprehensive Income".  We also recorded a $324,000 negative OOP adjustment related to net charter revenues that were not previously recorded on a straight-line basis in prior periods from 1999 to 2011, and a $239,000 positive OOP adjustment related to the termination of a lease on one of our PCTC vessels in the third quarter of 2011.  The net impact of these OOP adjustments was an $85,000 decrease to pre-tax income and a $631,000 increase to net income.  We evaluated the impact of the OOP adjustments on the results of our previously issued financial statements for each of the periods affected and concluded that the impact was not material.  In 2012, we evaluated the impact of correcting the cumulative effect of the OOP adjustments and concluded that the impact would not materially affect our results for 2012.  Accordingly, a net adjustment of $631,000 was recorded to correct the OOP errors in the three month period ended June 30, 2012.

NOTE D – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	For the Year Ended December 31,
(All Amounts in Thousands)	2013	2012
Pure Car/Truck Carriers	$146,190	$132,393
Special Purpose vessels	59,481	59,462
Coal Carrier	92,771	92,771
Tanker	8,009	8,009
Bulk Carriers	203,394	200,537
Tug and Barge Units	72,571	32,000
Non-vessel related property, plant and equipment	39,909	39,796
	622,325	564,968
Less: Accumulated depreciation	(175,106)	(151,318)
	447,219	413,650
Construction-in-progress (vessel and non-vessel)	2,673	10
	$449,892	$413,660

Total depreciation expense attributed to our Property, Plant and Equipment was approximately $24.9 million, $25.0 million and $26.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Other depreciation on non-vessel items such as office equipment, furniture, etc. is recorded in Administrative and General Expenses and was approximately $628,000, $600,000 and $992,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Index of Financial Statements

NOTE E – GAIN ON SALE OF OTHER ASSETS

In March 2012, we sold two of our PCTCs. We received total gross proceeds of $73.9 million and realized a gain of $3.8 million. These proceeds were partially used to pay down approximately $36.1 million of debt.

In the second quarter of 2012 we also included under this line item in our Consolidated Statements of Income the recognition of deferred gains of approximately $239,000 and $430,000 related to the purchase of one of our PCTC vessels and one Molten-Sulphur Carrier, respectively. See Note C - Out of Period Adjustments for details related to the gain on the purchase of the PCTC vessel. Details of the gain on the purchase of the Molten-Sulphur Carrier and its future sale are disclosed in Note M -  Leases. Both vessels were purchased as a result of early buy-outs of lease agreements.

On October 22, 2012, we acquired a newer vessel in exchange for one of our existing vessels and $3.7 million in cash. This transaction was accounted for under ASC 845, generating a gain based on fair market value of the vessel received less the book value of the vessel tendered.  The gain recognized was approximately $12.2 million from this transaction and is included in our Consolidated Statements of Income under the caption “(Gain) Loss on Sale/Purchase of Other Asset” for the year ended December 31, 2012.

NOTE F – LONG-TERM DEBT

On September 24, 2013, we terminated our previously-existing revolving credit facility scheduled to expire in September 2014 and five-year variable rate financing agreement that we entered into November 30, 2012.  Concurrently with these terminations, we and our domestic subsidiaries entered into a new senior secured credit facility that (i) increased our borrowing capacity to $95.0 million, with a potential increase to $145.0 million, (ii) reduced our covenant restrictions, (iii) extended the maturity date of our facility to September 24, 2018, (iv) further monetized the value of our U.S. assets, and (v) allowed us to refinance and retire all indebtedness outstanding under our previously-existing revolving credit facility and five-year variable rate financing agreement.  The total amount paid off on September 24, 2013 was approximately $46.6 million, of which $21.0 million was drawn from the new revolving credit facility under the Credit Facility.

The Credit Facility includes a term loan facility in the principal amount of $45.0 million and a revolving credit facility (“LOC”) in the principal amount of $50 million. The LOC includes a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  The Credit Facility carries an accordion feature, whereby an additional term loan up to $50.0 million may be advanced subject to certain financial requirements.  As of September 24, 2013, the Credit Facility had four lenders, each with commitments ranging from $15.0 million to $30.0 million.  As of December 31, 2013, we had $21.0 million of borrowings and $3.7 million of letters of credit outstanding under our LOC, leaving an available balance of approximately $25.3 million.

The Credit Facility includes usual and customary covenants and events of default for credit facilities of its type.  Our ability to borrow under the Credit Facility is conditioned upon continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those that stipulate that we maintain a consolidated leverage ratio of 4.5 to 1.0 through the fiscal quarter ending December 31, 2013, and 4.25 to 1.0 thereafter, liquidity of not less than $15.0 million through the fiscal quarter ending December 31, 2013, and $20.0 million thereafter, and a consolidated net worth of not less than the sum of $228.0 million plus 50% of our consolidated net income earned after December 31, 2011 plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility).

Index of Financial Statements

We categorized this refinancing as a debt extinguishment. The total fees associated with the Credit Facility included $1.4 million of bank fees and $148,000 of third party fees. Approximately $800,000 of the bank fees associated with the old term loan facility were expensed during the third quarter of 2013, while all the fees associated with new LOC facility will be deferred and amortized over the term of the Credit Facility.

Long-term debt consisted of the following:

		Interest Rate			Total Principal Due
(All Amount in Thousands)		Year Ended December 31,		Maturity	Year Ended December 31,
Description		2013	2012	Date	2013	2012
Secured:
Notes Payable – Variable Rate	(1)		2.0600%		$-	$12,666
Notes Payable – Variable Rate	(3)	2.7451%	2.8090%	2018	15,460	18,896
Notes Payable – Variable Rate	(2,5)		2.7090%		-	30,000
Notes Payable – Variable Rate		2.7400%	2.81-2.85%	2018	45,081	48,760
Notes Payable – Variable Rate		2.5188%	2.5590%	2017	11,383	13,436
Notes Payable – Variable Rate		2.9181%	2.9810%	2018	12,780	15,620
Notes Payable – Variable Rate	(3)	2.7384%	2.8158%	2018	16,651	17,908
Notes Payable – Variable Rate	(4)	2.8964%	1.8314%	2020	31,437	42,089
Notes Payable – Variable Rate	(5)	3.7500%		2018	44,437	-
Unsecured Line of Credit-Old	(6)		3.9597%		-	38,255
Secured Line of Credit-New	(5)	3.6700%		2018	21,000	-
					198,229	237,630
		Less Current Maturities			(19,213)	(26,040)
					$179,016	$211,590

1.

We had an interest rate swap agreement in place to fix the interest rate on our variable rate note payable expiring in 2015 at 4.41%.  Upon early repayment of approximately $13.3 million to close this credit facility, the interest rate swap was settled and terminated in the third quarter of 2013.

2.We entered into a variable rate financing agreement with Capital One N.A. on November 30, 2012 for a five year facility totaling $30.0 million to finance a portion of the acquisition of UOS.  This facility was fully drawn prior to the end of 2012. Upon execution of the new U.S. Senior Credit Facility, this credit facility was paid off in full. The early pre-payment amount was approximately $25.5 million.

3.We entered into a variable rate financing agreement with ING Bank N.V., London branch on June 20, 2011 for a seven year facility to finance the acquisition of a Cape Size vessel and a Supramax Bulk Carrier Newbuilding, both of which we acquired a 100% interest in as a result of our acquisition of Dry Bulk.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches: Tranche A, fully drawn on June 20, 2011 in the amount of $24.1 million, and Tranche B, providing up to $23.3 million of additional credit. Under Tranche B, we drew $6.1 million in November 2011 and $12.7 million on January 24, 2012.

4.We have a Yen interest rate swap agreement in place to fix the interest rate on our variable rate note payable expiring in 2020 at 2.065%. After applicable margin adjustments, the effective interest rate on this note payable is fixed at 4.815%. The swap agreement is for the same term as the associated note payable.

5.As described in greater detail above, on September 24, 2013, we entered into a senior secured Credit Facility. The Credit Facility matures on September 24, 2018 and includes a term loan facility in the principal amount of $45.0 million and a LOC, which allows for borrowing up to a principal amount of $50.0 million. The LOC facility includes a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  As of September 24, 2013, the Credit Facility had four lenders, each with commitments ranging from $15 million to $30 million.  The facility carries an accordion feature, whereby an additional term loan up to $50.0 million may be advanced subject to certain financial requirements.

Index of Financial Statements

6.Our previously-existing unsecured line of credit agreement was paid off with the execution of the new secured credit facility on September 24, 2013.

During the second quarter of 2013, we deposited $9.8 million with ING Bank N.V., London Branch associated to maintain a minimum fair market value of five Dry Bulk Vessels to their loan balance. During third quarter of 2013, approximately $7.3 million of this deposit was returned due to increased vessel valuations in October 2013.  A remaining deposit of approximately $2.5 million is still being held by ING pending the next appraisal in April 2014.

All of the debt listed in the chart above was either (i) issued directly by International Shipholding Corporation or (ii) issued by one or more subsidiaries of International Shipholding Corporation and guaranteed by International Shipholding Corporation.  Our variable rate notes payable and our line of credit are secured by assets with an aggregate book value of approximately $422.3 million as of December 31, 2013, and by a security interest in certain operating contracts and receivables.

The aggregate principal payments required as of December 31, 2013, for each of the next five years are approximately $19.2 million in 2014, $20.3 million in 2015, $21.2 million in 2016, $44.9 million in 2017, $77.3 million in 2018, and $15.3 million thereafter.

Our debt agreements, among other things, impose defined minimum working capital, minimum liquidity, and net worth requirements, impose leverage requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.  As of December 31, 2013, we met all of the financial covenants under our various debt agreements among other things, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios.

In addition to the restrictions under our new Credit Facility, certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We have remained in compliance with this provision of these loan agreements for all periods presented.

NOTE G – OTHER LONG-TERM LIABILITIES

Other Long-Term Liabilities consisted of the following:

	For the Year Ended December 31,
(All Amounts in Thousands)	2013	2012
Derivatives	$4,412	$6,680
Alabama Lease Incentive	6,887	8,035
Deferred Gains, net of Amortization	34,009	39,227
Insurance Reserves	5,521	5,073
Pension & Post Retirement	10,339	19,781
Other	4,138	2,245
	$65,306	$81,041

NOTE H – SELF-RETENTION INSURANCE

We are self-insured for Hull and Machinery claims in excess of $150,000 for each incident and for Loss of Hire claims in excess of 14 days.  The aggregate stop loss included in the policy is $750,000 for Hull and $750,000 for Machinery per policy year.  Once the aggregate stop loss amount is exceeded, we have coverage up to the limits provided.

Protection and Indemnity claims, including cargo and personal injury claims, are not included in our self-retention insurance program.  We have third party insurance coverage for these claims with deductible levels ranging from $100,000 to $250,000 per incident depending on vessel type.

The liabilities for self-insurance exposure and for claims under deductible levels were approximately $5.4 million and $4.4 million as of December 31, 2013 and December 31, 2012, respectively. The $1.0 million variance from 2012 to 2013 primarily consists of additional claim liabilities due to the acquisition of UOS.

Index of Financial Statements

NOTE I – EMPLOYEE BENEFIT PLANS

Pension and Postretirement Benefits

We maintain a defined benefit pension plan (the “Retirement Plan”) for employees hired prior to September 1, 2006, and all such employees of our domestic subsidiaries who are not covered by union sponsored plans may participate after one year of service. Employees hired on or after September 1, 2006 with at least one year of service as of June 30, 2008, are eligible to participate in the Cash Balance Plan as of July 1, 2008.  Computation of benefits payable under the defined pension plan is based on years of service, up to thirty years, and the employee's highest sixty consecutive months of compensation, which is defined as the participant’s base salary plus overtime (excluding incentive pay), bonuses or other extra compensation, in whatever form.  Our funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation.  Retirement Plan assets consist primarily of investments in equity and fixed income mutual funds and money market holdings.  The target asset allocation range is 30% in fixed income investments and 70% in equity investments.  The asset allocation on December 31, 2013 was 28.5%, or approximately $9.8 million, in fixed income investments and 71.5%, or approximately $24.6 million, in equity investments.  The asset allocation on December 31, 2012 was 30%, or approximately $8.7 million, in fixed income investments and 70%, or approximately $20.2 million, in equity investments.  The plan’s prohibited investments include selling short, commodities and futures, letter stock, unregistered securities, options, margin transactions, derivatives, leveraged securities, and International Shipholding Corporation securities.  The plan’s diversification strategy includes limiting equity securities in any single industry to 25% of the equity portfolio fair value, limiting the equity holdings in any single corporation to 10% of the fair value of the equity portfolio, and diversifying the fixed income portfolio so that no one issuer comprises more than 10% of the aggregate fixed income portfolio, except for issues of the U.S. Treasury or other Federal Agencies.  The plan’s assumed future returns are based primarily on the asset allocation and on the historic returns for the plan’s asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.  As of December 31, 2013, the plan has assets of approximately $34.4 million  and a projected pension obligation of approximately $32.9 million, and as of December 31, 2012, the plan had assets of approximately $28.9 million and a projected pension obligation of approximately $36.6 million.  As of December 31, 2013, the plan was overfunded by approximately $1.5 million.  The significant improvement in funding was primarily due to a change in the discount rate from 3.75% to 4.75% and improved return on plan assets.

Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents.

Index of Financial Statements

The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, as defined in Note X – Fair Value Measurements.

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
(All Amounts in Thousands)
Cash Equivalents
Money Market Funds	$344	$-	$-	$344

Equities
Domestic Equity Mutual Funds	$20,939	$-	$-	$20,939
International Equity Mutual Funds	$3,676	$-	$-	$3,676

Fixed Income
Taxable Fixed Income Funds	$9,455	$-	$-	$9,455
Total Assets at Fair Value	$34,414	$-	$-	$34,414

December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
(All Amounts in Thousands)
Cash Equivalents
Money Market Funds	$236	$-	$-	$236

Equities
Domestic Equity Mutual Funds	$17,631	$-	$-	$17,631
International Equity Mutual Funds	$2,614	$-	$-	$2,614

Fixed Income
Taxable Fixed Income Funds	$8,432	$-	$-	$8,432
Total Assets at Fair Value	$28,913	$-	$-	$28,913

Index of Financial Statements

The following table sets forth the two plans’ changes in the projected benefit obligation and fair value of assets and a statement of the funded status:

	Retirement Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
(All Amounts in Thousands)	2013	2012	2013	2012
Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$36,617	$32,496	$13,084	$11,898
Service Cost (Credit)	671	649	16	(6)
Interest Cost	1,335	1,426	531	471
Plan Amendments	-	-	-	1,318
Actuarial Loss (Gain)	(4,367)	3,371	(611)	(133)
Benefits Paid and Expected Expenses	(1,359)	(1,325)	(539)	(506)
Medicare Part D Reimbursements	-	-	49	41
Projected Benefit Obligation at End of Year	$32,897	$36,617	$12,530	$13,083

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$28,913	$25,645	$-	$-
Actual Return on Plan Assets	5,274	2,994	-	-
Employer Contribution	1,600	1,600	490	464
Benefits Paid and Actual Expenses	(1,373)	(1,326)	(539)	(505)
Medicare Part D reimbursements	-	-	49	41
Fair Value of Plan Assets at End of Year	$34,414	$28,913	$-	$-

Funded Status	$1,517	$(7,704)	$(12,530)	$(13,083)

Key Assumptions
Discount Rate	4.75%	3.75%	4.75%	3.75%
Rate of Compensation Increase	4.50%	4.50%	N/A	N/A

The accumulated benefit obligation for the pension plan was approximately $30.1 million and $33.1 million at December 31, 2013 and 2012, respectively.

The following table shows amounts recognized in accumulated other comprehensive income (loss):

(All Amounts in Thousands)	Retirement Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Prior Service Credit (Cost)	$16	$19	$(1,187)	$(1,288)
Net Loss	(4,768)	(13,054)	(3,278)	(4,253)
Change in Other Comprehensive Loss	$(4,752)	$(13,035)	$(4,465)	$(5,541)

Index of Financial Statements

The following table provides the components of net periodic benefit cost for the plans:

	Pension Plan			Postretirement Benefits
(All Amounts in Thousands)	Years Ended December 31,			Years Ended December 31,
Components of net periodic benefit cost:	2013	2012	2011	2013		2012		2011
Service cost	$671	$649	$542	$16		$(6)		$41
Interest cost	1,335	1,426	1,496	531		471		565
Expected return on plan assets	(2,229)	(1,987)	(1,907)	-		-		-
Amortization of prior service cost	(3)	(3)	(3)	100		(12)		(11)
Amortization of Net Loss	888	778	380	365		201		213
Net periodic benefit cost	$662	$863	$508	$1,012		$654		$808

The assumptions used in the measurement of net pension cost are shown in the following table:

Key Assumptions	2013	2012	2011	2013		2012		2011
Discount Rate	3.75%	4.50%	5.50%	4.75%		3.75%		5.50%
Expected Return on Plan Assets	7.75%	7.75%	7.75%	N/A	%	N/A	%	N/A	%
Rate of Compensation Increase	4.50%	4.50%	4.50%	N/A	%	N/A	%	N/A	%

For measurement purposes, the health cost trend was assumed to be 9.9% and the dental care cost trend rate was assumed to be 5.0% in 2014-2080. It is assumed that the health care cost trend will decrease by 3.1% in 2014, 0.7% in 2015, increase by 0.2% in 2016, and decrease by 0.20% in 2017-2023. The health cost and dental care cost trends above are approximately the same for employees over 65.  A one percent change in the assumed health care cost trend rates would have the following effects:

(All Amounts in Thousands)	1% Increase	1% Decrease
Change in total service and interest cost components
for the year ended December 31, 2013	$64	$(53)
Change in postretirement benefit obligation as of December 31, 2013	$1,542	$(1,293)

The following table provides the expected future benefit payments as of December 31, 2013:

(All Amounts in Thousands)
Fiscal Year Beginning	Retirement Plan	Postretirement Benefits
2014	$1,654	$691
2015	$1,697	$705
2016	$1,789	$717
2017	$1,810	$742
2018	$1,903	$752
2019-2023	$11,197	$3,996

We continue to evaluate ways in which we can better manage these benefits and control the costs of the plans.  Any changes in the plans or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.

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

Index of Financial Statements

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

Crew members on our U.S. Flag vessels belong to union-sponsored, multi-employer pension plans.  We contributed approximately $3.0 million, $3.2 million, and $3.5 million to these plans for the years ended December 31, 2013, 2012, and 2011, respectively.  These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members. As of December 31, 2013, all plans pension protection act zone status is green. Green Zone status means that the Fund is at least 80% funded with a Funding Standard account credit balance that is projected to be positive for more than seven years.

Information from the plans’ administrators can be found in the table below:

Plan		Company	EIN	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented (5)	Contribution Amount (In Thousands)			Surcharge Imposed	Expiration Date
						2013	2012	2011
MM&P	(1)	WSC	13-100310	Green	Yes	$664	$996	$1,297	No	9/30/2025 & 9/30/2025
		SCI				$468	$298	$280		6/30/27
		CGL				$950	$1,039	$1,029		9/30/2025 & 6/30/2020
MEBA	(2)	WSC	51-029896	Green	No	$259	$311	$408	No	9/30/20
		SCI				$125	$68	$62		6/30/17
		CGL				$249	$242	$237		9/30/2020 & 6/30/2020
ARA	(3)	WSC	13-161999	Green	No	$-	$2	$20	No	*
		CGL				$54	$52	$51		9/30/15 & 6/30/17
SPP	(4)	WSC	13-100329	Green	No	$80	$81	$61	No	9/30/2017 & 12/31/2016
		SCI				$72	$20	$18		6/30/17
		CGL				$90	$86	$85		12/31/2016 & 6/30/2017
		Total Contributions				$3,011	$3,195	$3,548

	(1)	Masters, Mates & Pilots Pension Plan
	(2)	MEBA Pension Trust
	(3)	American Radio Association Pension Trust
	(4)	Seafarers Pension Plan
	(5)	Financial Improvement Plan/Rehabilitation Plan
		*In full force and effect until otherwise noted

In 2013 and 2012, due to the changes in the pension regulations and the fact that the MM&P adopted the new amortization periods for the 2008 losses, the plan continues to meet the requirements for the green zone.  Due to a critical status in 2011, a rehabilitation plan was adopted and the pension plan is still operating under the changes that were made as a result of the rehabilitation plan.

Index of Financial Statements

401(k) Savings Plan

We provide a 401(k) tax-deferred savings plan to all full-time employees. The plan is a defined contribution plan established under the provisions of Section 401(a) of the Internal Revenue Code (the Code) and covers eligible employees of the Company and our domestic subsidiaries. Employees become eligible to participate in the plan on the first day of the calendar month following their date of hire. Effective July 1, 2008, a participant must be age 21 to participate in the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). We match 50% of the employee’s first $2,000 contributed to the plan annually.  We contributed approximately  $118,000,  $102,000, and $102,000 to the plan for the years ended December 31, 2013, 2012, and 2011, respectively.

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

A total of 400,000 shares of the Company’s common stock are authorized to be issued under the Plan with 118,705 shares available to be issued. The Company has no other equity compensation plans with shares available for issuance. Officers, directors, and key employees of the Company and the Company’s consultants and advisors will be eligible to receive incentives under the Plan when designated by the compensation committee as Plan participants (See Note V – Stock-Based Compensation).

Life Insurance

We have agreements with the two former Chairmen of the Company whereby their estates or designated beneficiaries will be paid approximately $822,000 and $627,000, respectively, upon death.  We reserved amounts to fund a portion of these death benefits, which amount to $822,000 at December 31, 2013 and 2012 and $480,000, and $457,000 at December 31, 2013 and 2012, respectively.

NOTE J - INCOME TAXES

We made an election under the Jobs Creation Act, effective January 1, 2005, to have our qualifying U.S. Flag operations taxed under a “tonnage tax” regime rather than under the traditional U.S. corporate income tax regime.  As a result of the election made in accordance with the provisions of the Jobs Creation Act, our U.S. subsidiaries owning and/or operating qualifying vessels are taxed solely under this “tonnage tax” regime.  Income for U.S. income tax purposes with respect to qualifying shipping activities of US Flag vessels excludes (1) income from qualifying shipping activities in U.S. foreign trade, (2) income from bank deposits and temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.

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

Certain foreign operations are exempt from foreign income taxation under existing provisions of the laws of those jurisdictions.  Pursuant to existing U.S. tax laws, earnings from certain foreign operations will be subject to U.S. income tax when those earnings are repatriated.  Our intention has been to indefinitely re-invest approximately $2.8 million, $4.4 million, and $24.4 million of our 2013, 2012 and 2011 respective foreign earnings (losses excluded) in our foreign subsidiaries, and accordingly, have not provided deferred taxes against those earnings.  The principal reasons for this position are as follows: maintenance of our foreign flag fleet, future expansion of our foreign flag fleet, and our U.S. flag fleet’s operating cash needs are adequately met by its operations.

The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the active financing exception from Subpart F income.  The extension was retroactive from January 1, 2012 through December 31, 2013.

Index of Financial Statements

For 2012, the Company has reflected its active financing income as approximately $2.0 million reduction to its current year U.S. net operating loss.  During the first quarter of 2013, the Company’s U.S. net operating loss carryforward was increased by the $2.0 million to reflect the retroactive application of the new law.

Our U.S. Federal income tax return is filed on a consolidated basis and includes the results of operations of our wholly-owned U.S. subsidiaries.  Pursuant to the Tax Reform Act of 1986, the current recognition of earnings (losses excluded) of foreign subsidiaries, which were $0 in 2013, approximately $2.0 million in 2012, and $0 in 2011, has been included in our federal tax provision calculation.  No foreign tax credits are expected to be utilized on the federal return as of December 31, 2013.

Components of the net deferred tax (liability) asset are as follows:

		Year Ended December 31,
	(All Amounts in Thousands)	2013	2012
DEFERRED TAX LIABILITIES
	Fixed Assets	$(10,067)	$(7,576)
	Drydock Activities	(6,315)	(2,825)
	Intangibles/Goodwill	-	(173)
	Post-Retirement Benefits	(794)	(324)
	Total Deferred Tax Liabilities	$(17,176)	$(10,898)

DEFERRED TAX ASSETS
	Net Operating Loss Carryforwards	$15,525	$9,861
	Minimum Tax Credit	5,179	5,179
	Deferred Gain	2,374	2,524
	Pension/Postretirement	2,568	4,510
	Intangibles/Goodwill	586	-
	Insurance and Claims Reserve	76	411
	Work Opportunity Tax Credit	537	537
	Lease Incentives	508	546
	Other Assets	796	844
	Total Deferred Tax Assets	$28,149	$24,412
	Valuation Allowance	(869)	(13,514)
	Net Deferred Tax Assets	$27,280	$10,898

TOTAL DEFERRED TAX		$10,104	$-

DEFERRED TAX COMPONENTS
	Current	$3,084	$323
	Non-current	7,020	(323)
TOTAL DEFERRED TAX		$10,104	$-

The Current Deferred Tax is comprised of $633,000 tax on book/tax temporary differences and a $2.5 million tax benefit attributable to the projected 2014 utilization of Net Operating Loss Carryforwards both of which are included in the Current Deferred Tax Assets on the Consolidated Balance Sheets.

We established a valuation allowance against our deferred tax assets in 2010 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred tax assets generated primarily by NOL carryforwards and AMT credits would be realized through the generation of taxable income in the near future.

Index of Financial Statements

Since the acquisition of UOS was concluded very late in 2012, we have monitored the effectiveness of the integration of UOS operations into our operations.  Our 2013 operating results confirmed that the incremental profits generated from UOS operations resulted in consolidated profitable operations from our non tonnage tax regime companies.  Furthermore, future projections prepared in December 2013 and January 2014 reflect profitability from non tonnage tax companies continuing into future years.  We are confident that contract negotiations with UOS’s largest customers will result in continued profitable results, as recently evidenced by the December 2013 extension of UOS’s contract with Mosaic.  As part of the projection process, we have undertaken a sensitivity analysis which reflects that even in the event contract negotiations proved unsuccessful with either of these two key customers UOS would continue to generate significant operating profit.  We believe the projections provide strong evidence of significant profitability to be incurred in the non-tonnage tax regime companies.  Considering the analysis undertaken in the fourth quarter, our conclusion is that it is more likely than not, that we will recognize the benefit of our federal tax attributes and therefore, we have reversed the previously recorded valuation allowance as of December 31, 2013.

In connection with our detailed analysis of deferred tax assets in 2013, we identified certain amounts that required adjustments to our 2012 financial statement disclosures of income taxes to properly reflect our deferred tax assets as of December 31, 2012. Accordingly, certain net deferred tax asset amounts in the 2012 column of the above table have been revised to reflect the appropriate amounts and to conform to the current year presentation. The revisions increased total deferred income tax assets and the corresponding valuation allowance at December 31, 2012 by approximately $2.8 million. The revisions had no impact on our previously reported net deferred tax assets, income tax provision, or shareholders’ equity.

The components of Income Before Provision (Benefit) for Income Taxes and Equity in Net (Loss) Income of Unconsolidated Entities are as follows:

	Year Ended December 31,
(All Amounts in Thousands)	2013	2012	2011
Domestic	$8,439	$16,668	$11,704
Foreign	(584)	5,352	20,935

Total	$7,855	$22,020	$32,639

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
	2013	2012	2011
Current	$83	$296	$680
Deferred	(12,046)	(453)	-

Total	$(11,963)	$(157)	$680

The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate expense (benefit):

	Year Ended December 31,
	2013	2012	2011
Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes	3.5%	0.1%	0.1%
Effect of Tonnage Tax Rate	(15.4)%	(35.0)%	(19.9)%
Foreign Earnings - Indefinitely Reinvested	(12.4)%	(6.9)%	(26.2)%
Change in Valuation Allowance	(178.3)%	3.5%	7.6%
Foreign Income Taxes	(0.1)%	0.9%	1.8%
E&P Limitations	15.0%	1.6%	3.6%
Permanent Differences and Other, Primarily Non-deductible Expenditures	0.4%	0.1%	0.1%
	(152.3)%	(0.7)%	2.1%

Included in the Provision (Benefit) for Income Taxes in our Consolidated Statements of Income is Tonnage Tax of $56,000,  $64,000 and $78,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Index of Financial Statements

Our plan is to indefinitely re-invest our foreign earnings, and accordingly we have not provided deferred taxes against those earnings.  The principal reasons for this position are as follows: maintenance of foreign flag fleet, future expansion of foreign flag fleet and U.S. Flag fleet’s operating cash flow needs are adequately met by its operations.  It is not practicable to calculate the potential deferred tax liability as there is a significant amount of uncertainty, complexity and judgment with respect to calculating the tax impact of the remittance of these earnings.

Foreign income taxes of ($4,000),  $205,000 and $588,000 are included in our consolidated statements of income in the Provision (Benefit) for Income Taxes for the years ended December 31, 2013, 2012, and 2011, respectively.  We pay foreign income taxes in Indonesia, Singapore and Mexico.

For U.S. federal income tax purposes, in 2013, we generated approximately $14.1 million in net operating loss carryforwards (“NOLs”), which will be added to the previous carryforward of approximately $27.5 million.  The balance at December 31, 2013 of approximately $41.6 million will expire in 2025 through 2033.  We also have approximately $5.2 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations.

For state income tax purposes, in 2013, we generated approximately $5.9 million in NOLs, which will be added to the previous carryforward of approximately $17.2 million.  The balance at December 31, 2013 of approximately $23.1 million will expire in 2025 through 2033.

For foreign income tax purposes, certain subsidiaries generated $130,000 in NOLs, resulting in a total carryforward of $6.4 million.

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

The following is a reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2013 and 2012:

	2013	2012
Total unrecognized tax benefits as of: January 1,	$-	$1,400
Increases in unrecognized tax benefits as a result of:
Tax positions taken during a prior year	349	-
Lapse of applicable statute of limitations	-	(1,400)
Total unrecognized tax benefits as of: December 31,	$349	$-

NOTE K – TRANSACTIONS WITH RELATED PARTIES

We own a 49% interest in Terminales Transgolfo (“TTG”) (See Note P - Unconsolidated Entities).  At December 31, 2013, we had a note receivable of approximately $1.98 million due from TTG.  The long-term portion of this receivable is recorded on our consolidated balance sheets under “Due from Related Parties.” The note receivable has no fixed payment schedule but payment in full is due by December 31, 2020. Interest income on this receivable is earned at the rate of 7.65% per year for seven years.

On December 20, 2011, we sold our 50% interest in RTI Logistics, L.L.C. (“RTI”) to the other 50% owner for $526,000 in cash and two promissory notes in the amounts of approximately $1.9 million and $137,500. We recorded a loss of $967,000 on this sale of our investment, which was recorded in the line item Loss (Gain) on Sale of Investment.  Interest income on both notes will be earned at a rate of 6% per year for five years. As we no longer have any ownership interest in RTI after the sale, these two receivables were recorded on our consolidated balance sheets under “Notes Receivable.”  As of May 2013, the note receivable was collected in full.

The brother of one of our executive officers and directors serves as our Secretary and is a partner in, and member of the Board of Directors of, the law firm of Jones Walker LLP, which has represented us since our inception. Fees paid to the firm for legal

Index of Financial Statements

services rendered to us were approximately $2.1 million, $1.5 million, and $856,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. There were no amounts due to the legal firm at December 31, 2013, 2012, and 2011, respectively.

Index of Financial Statements

NOTE L - COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2013, 20 vessels that we own or operate were committed under various contracts extending beyond 2013 and expiring at various dates through 2020.  Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

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

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries may mitigate our exposure.  Based on consultation with outside legal counsel, we have estimated our current overall exposure to the lawsuits in question, after considering insurance coverage for these claims, to be approximately $299,000.  We believe those estimates are reasonable and have established reserves accordingly.  Our reserves for these lawsuits as of December 31, 2013 and 2012 were approximately $299,000 and $650,000, respectively.  There is a reasonable possibility that there will be additional claims associated with occupational diseases asserted against us. However, we do not believe that it is reasonably possible that our exposure from those claims will be material because (1) the lawsuits filed since 1989 claiming damages related to occupational diseases in which we have been named as a defendant have primarily involved seamen that served on-board our vessels and the number of such persons still eligible to file a lawsuit against us is diminishing and (2) we believe such potential additional claims, if pursued, would be covered under either or both of (i) an indemnification agreement with a previous owner of one of our subsidiaries or (ii) one or more of our existing insurance policies with deductibles ranging from $1,500 to $25,000 per claim.

On June 23, 2009, a complaint was filed in U.S. District Court of Oregon by ten plaintiffs against approximately 40 defendants, including Waterman, which is one of our wholly owned subsidiaries. The suit was filed for contribution and recovery of both past and future cost associated with the investigation and remediation of the Portland Harbor Superfund Site. Based on our review to date, we believe our exposure, if any, would be limited to an insurance deductible which we believe would be immaterial.

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE M - LEASES

Direct Financing Leases

In the first quarter of 2013, an Addendum was executed to the Time Charter of one of our PCTCs which, in part, extended the Time Charter for a further period of time.  Because this Addendum was substantive, we reassessed the Time Charter classification resulting in the Time Charter being reclassified from a direct financing lease to an operating lease. The book value of the asset as of  June 30, 2013 was $16.2 million and is now presented in the Vessel, Property, and Other Equipment, section of the balance sheet and is being depreciated over the remaining estimated useful life of the vessel.

Index of Financial Statements

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

On June 15, 2012, we negotiated the early buy-out of the operating lease related to our Molten-Sulphur Carrier. On November 27, 2012, we sold this vessel to BMO Harris Equipment Finance Company for approximately $32.0 million cash and commenced a seven-year lease agreement with an early buy-out option that can be exercised in 2017.  This lease is classified as an operating lease, with the $8.0 million gain on this sale-leaseback being deferred and recognized over the term of the lease. Also on November 27, 2012 we sold a 1998-built PCTC to CapitalSource Bank for approximately $31.0 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2017.  This lease is classified as an operating lease, with the $11.7 million gain on this sale-leaseback being deferred and recognized over the term of the lease. The Company used the net proceeds of approximately $63.0 million from the November 27, 2012 transactions to finance a portion of the purchase price for the Company’s acquisition of UOS, which was completed on November 30, 2012.

On December 27, 2012, we sold a 1999-built PCTC to BB&T Equipment Finance for $32.0 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2015 and again in 2018.  This lease is classified as an operating lease.

Early Lease Buy-Out

In conjunction with the acquisition of UOS in November 2012, we acquired the rights to various vessels, including a Tug/Barge unit leased to UOS through December 2013. At the end of the lease term, the acquired lease provided UOS with a purchase option permitting UOS to purchase both the tug and barge. Prior to the closing of the acquisition, UOS exercised the purchase option through a legally binding agreement. We acquired the lease agreement as part of the acquisition of UOS, including the binding purchase commitment, and were therefore obligated to purchase the unit. On September 25, 2013, we concluded the purchase of the Tug/Barge unit.

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

Office Leases

The Mobile corporate office lease, which commenced on April 1, 2007, has a twenty year term, with early lease termination available in year 10 or 15, with periodic graduating payments that are accounted for on a straight line basis. We incurred $730,000 in leasehold improvements and were provided with incentives in the amount of $1.4 million, both of which are amortized over the life of the lease with the incentives amortized as a credit to rent expense.  In 2015, we will incur lease termination expense of approximately $3.0 million.

In October 2008, the Company renewed its lease agreement on its New York office space under a ten year term with the first nine months as free rent and includes periodic graduating payments. The rent expense is amortized on a straight line basis over the term of the lease. In addition, we incurred $503,000 in leasehold improvements which will be amortized over the life of the lease.

As part of our acquisition of UOS, we acquired a lease for our Tampa office space and a warehouse, the warehouse lease expires in December 2015.    On September 19, 2013, we executed a five year lease agreement for office space in Tampa, Florida.  These offices serve the employees of UOS and are located in the same building as the previous UOS lease agreements. The lease calls for graduated payments which are straight-lined over the 60 month term of the lease.

In addition to the Tampa office, we signed a new two year lease agreement for our Shanghai, China office space. This lease is effective October 1, 2013 through September 30, 2015.

In addition to those operating leases with terms expiring after December 31, 2013, we also operated certain vessels under short-term time charters during 2013.

Index of Financial Statements

Rent expense related to all of our operating leases totaled approximately $20.0 million , $11.2 million and $13.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2013:

	Payments Under Operating Leases
(All Amounts in Thousands)	Vessels	Other Leases	Total
Year Ended December 31,
2014	$18,071	$1,294	$19,365
2015	18,071	4,359	22,430
2016	18,071	731	18,802
2017	18,071	731	18,802
2018	17,307	406	17,713
Thereafter	20,769	0	20,769

Total Future Minimum Payments	$110,360	$7,521	$117,881

NOTE N – DEFERRED CHARGES AND INTANGIBLE ASSETS

Our Goodwill increased by $35,000 during 2013 due to the post-closing purchase price adjustment payments relating to our acquisitions of UOS and FSI.  As part of the acquisition of UOS, we acquired the rights to purchase a Tug/Barge unit. In applying purchase accounting, an intangible asset was established based on favorable contractual lease payments as compared to market rates and another intangible asset was established based on a comparison of the contractual early buy-out purchase price as compared to the estimated fair value at the end of the lease term. As a result of the early buy-out in September 2013, we reclassified $11.3 million of intangible assets related to the favorable early buy-out to the new cost basis of the Tug/Barge unit.

Index of Financial Statements

Amortization expense for intangible assets was approximately $5.7 million and $3.0 million for the years ended December 31, 2013 and 2012, respectively. Amortization expense for deferred assets was approximately $11.6 million and $8.0 million for the years ended December 31, 2013 and 2012, respectively. The following table presents details of goodwill, other intangible assets and deferred charges as of December 31, 2013:

(All Amounts in Thousands)
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Reclassified	Net Carrying Amount
Indefinite Life Intangibles
Goodwill		$2,735	$-	$-	$2,735

Total Indefinite Life Intangibles		$2,735	$-	$-	$2,735

Definite Life Intangibles

Trade names - FSI	240 months	$65	$(5)	$-	$60
Trade names - UOS	96 months	1,805	(244)	-	1,561
Customer Relationships - FSI	240 months	425	(29)	-	396
Customer Relationships - UOS	96 months	30,927	(4,188)	-	26,739
Favorable Lease - UOS	13 months	1,071	(1,071)	-	-
Favorable Lease - UOS EBO		11,327	-	(11,327)	-
Favorable Charter - Dry Bulk Cape Holding, Inc.	24 months	5,151	(5,151)	-	-

Total Definite Life Intangibles		$50,771	$(10,688)	$(11,327)	$28,756

Deferred Charges
Drydocking Costs	various	$46,667	$(18,394)	$(1,845)	$26,428
Financing Charges and Other	various	3,921	(1,040)	-	2,881

Total Deferred Charges		$50,588	$(19,434)	$(1,845)	$29,309

Index of Financial Statements

The following table presents details of goodwill, other intangible assets and deferred charges as of December 31, 2012:

(All Amounts in Thousands)
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Reclassified	Net Carrying Amount
Indefinite Life Intangibles
Goodwill		$2,700	$-	$-	$2,700

Total Indefinite Life Intangibles		$2,700	$-	$-	$2,700

Definite Life Intangibles

Trade names - FSI	240 months	$65	$(1)	$-	$64
Trade names - UOS	96 months	1,805	(19)	-	1,786
Customer Relationships - FSI	240 months	425	(8)	-	417
Customer Relationships - UOS	96 months	30,927	(323)	-	30,604
Favorable Lease - UOS	13 months	1,071	(129)	-	942
Favorable Lease - UOS EBO		11,327	-	-	11,327
Favorable Charter - Dry Bulk Cape Holding, Inc.	24 months	5,151	(4,507)	-	644

Total Definite Life Intangibles		$50,771	$(4,987)	$-	$45,784

Deferred Charges
Drydocking Costs	various	$27,076	$(9,835)	$-	$17,241
Financing Charges and Other	various	3,801	(1,150)	-	2,651

Total Deferred Charges		$30,877	$(10,985)	$-	$19,892

NOTE O - SIGNIFICANT OPERATIONS

Major Customers

We have six PCTCs, which carry automobiles for the same charterer. Gross revenues from this customer were approximately $36.5 million, $37.4 million and $32.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. All of the aforementioned revenues are included in our PCTC Segment.

Our five U.S. Flag PCTCs qualified under the MSP. MSP revenue was approximately $15.9 million, $17.9 million and $17.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition to our five U.S. Flag PCTCs, we have two container vessels that qualified under the MSP. MSP revenue for these two vessels was approximately $5.6 million, $6.2 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The five U.S. Flag PCTCs are included in our PCTC Segment and the two container vessels are included in our Specialty Segment.  By late third quarter of 2013, we reflagged one of our U. S. Flag PCTC vessels to an international flag and added one chartered Heavy Lift Dry Cargo vessel to our fleet. The MSP revenue for the chartered Heavy Lift Dry Cargo vessel was $775,000 for the year ended December 31, 2013.

Our five U.S. Flag PCTCs also carry supplemental cargo. Gross revenues from these cargoes were approximately $30.8 million, $44.7 million, and $39.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In addition to the foregoing PCTC information, we operated four PCTCs under various contracts transporting automobiles worldwide. Gross revenues under these contracts were approximately $11.3 million, $13.5 million and $24.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. All of the aforementioned revenues are included in our PCTC Segment. Two of these vessels were sold in the first quarter of 2012.

Index of Financial Statements

We have two Special Purpose vessels which carry rail cars between the U.S. Gulf Coast and Mexico. Gross revenues from these two Special Purpose vessels are included in our Rail-Ferry segment. Gross revenues from this segment were approximately  $37.2 million, $33.3 million and $36.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We have six Dry Bulk Carrier vessels, excluding one redelivered in November of 2013. Revenues from this segment were approximately $21.1 million, $26.1 million and $19.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Gross revenues from these seven vessels are included in our Dry Bulk Carriers segment.

We have six Jones Act vessels, which carry coal for TECO.  The revenue from TECO represents approximately 33.5% of  total revenue for the year ending December 31, 2013 for our Jones Act segment.

Concentrations

A significant portion of our traffic receivables is due from contracts with the United States Government.  There are no concentrations of receivables from customers or geographic regions that exceeded 10% of revenues at December 31, 2013, 2012 or 2011.

With only minor exceptions related to personnel aboard certain International Flag vessels, all of our shipboard personnel are covered by collective bargaining agreements under multiple unions.  The percentage of the Company’s total work force that is covered by these agreements is approximately 76% at December 31, 2013.

Geographic Information

We have operations in several principal markets, including international service between U.S. Gulf Coast,  U.S. East Coast, and U.S. West Coast ports and ports in Mexico, the Middle East and the Far East, and domestic transportation services along the U.S. Gulf Coast and East Coast.  Revenues attributable to the major geographic areas of the world are presented in the following table.  Revenues for our Jones Act, PCTCs, Rail-Ferry, Dry Bulk Carriers, Specialty Contracts and Other segments are assigned to regions based on the location of the customer.  Because we operate internationally, most of our assets are not restricted to specific locations.  Accordingly, an allocation of identifiable assets to specific geographic areas is not applicable.

	Year Ended December 31,
(All Amounts in Thousands)	2013	2012
United States	$192,332	$123,782
Asian Countries	67,830	63,860
Rail-Ferry Service Operating Between U.S. Gulf Coast and Mexico	34,390	32,479
South America	2,905	10,416
Europe	6,966	12,474
Other Countries	5,729	485
Total Revenues	$310,152	$243,496

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
• Other

The new segmentation, which began with the fourth quarter of 2012, is based primarily by the market in which the segment assets are deployed, the physical characteristics of those assets, and the type of services provided to our customers.  We believe this reorganization better aligns our segment disclosures with the information now reviewed by our chief operating decision maker and believe it improves the transparency with which we communicate to our investors. All prior period data for each of our segments has been recast based on this new segmentation methodology.

Index of Financial Statements

Jones Act:  The Merchant Marine Act of 1920, or the MMA, regulates maritime commerce in U.S. waters between U.S. ports. Section 27 of the MMA, better known as the Jones Act, requires that all goods transported by water between U.S. ports be carried aboard U.S. Flag vessels, that are constructed in the U.S., owned by U.S. citizens and crewed by U.S. citizens. Vessels deployed under our Jones Act segment serve both Eastern U.S. coasts and the Gulf of Mexico and operate as the primary marine transporter of coal for TECO and the primary marine transporter of unfinished phosphate rock for Mosaic.

Under our Jones Act segment, we deploy (i) two Bulk carriers, three Integrated Tug-Barge units, each consisting of one tug and one barge, and one Harbor Tug acquired in the UOS acquisition, (ii) one Belt Self-Unloading Coal Carrier to transport coal  under a time charter, which was previously part of our Time Charter Contracts – U.S. Flag segment, and (iii) one vessel that transports Molten Sulphur under a contract of affreightment through December 31, 2015, subject to the right of our customer to exercise renewal options through the end of 2024, which was previously part of our Contracts of Affreightment segment.  The two Bulk Carriers primarily transport coal and phosphate for TECO and Mosaic, respectively.  The three Integrated Tug-Barge units and the Harbor Tug operate under contracts of affreightment with TECO and Mosaic.  We also own one additional Integrated Tug-Barge unit acquired from UOS which is currently inactive, but could be opportunistically deployed based on market demand.  Trade for this segment is primarily driven by coal, petroleum coke, phosphate rock, sulphur and fertilizer.

We own all of the aforementioned vessels with the exception of the Molten Sulphur carrier, which we sold under a sale/leaseback arrangement in November 2012, with a buy back option in 2017. For more information on our Sale/Leasebacks see Note M - Leases.

Pure Car Truck Carriers:  Under our Pure Car Truck Carriers segment, we deploy seven PCTCs, five of which are U.S. Flag vessels and two of which are International Flag vessels. These vessels transport all types of vehicles, from fully assembled passenger cars to construction machinery and equipment, in large numbers on multiple internal decks.

All of our PCTCs operate under time charters.  Under these contracts, we fully equip the vessel and are responsible for normal operating expenses, repairs, crew wages, and insurance, while the charterer is responsible for voyage expenses, such as fuel, port and stevedoring expenses.  In addition to contractually fixed time charter hire income, we also earn from time to time supplemental voyage income as a result of chartering back our U.S. Flag PCTCs for the carriage of supplemental cargo when available.

We have operated PCTCs since 1986, when we entered into contracts with major Japanese companies. We own both of our International Flag PCTCs, each of which is employed under a long-term time charter contract.  We own two of our five U.S. Flag PCTCs and lease the other three U.S. Flag PCTCs, with buy back options in 2015, 2018, and 2019.

Dry Bulk Carriers: Our modern, diversified bulk carrier fleet ranges in size, design and classification from an 8,028 metric ton Mini-Bulk Carrier to a 170,578 metric deadweight ton Capesize Bulk Carrier.  Our Dry Bulk vessels carry a wide variety of cargoes, including iron ore, coal, grain, fertilizer, steel, agricultural and forest products.

The vessels which we deploy in this segment include (i) one Supramax Bulk Carrier, which we own, and operate in a revenue-sharing agreement with European partners, (ii) four Handysize Bulk carriers, three of which we own and one of which we time charter, under another revenue-sharing agreement, and (iii) a Capesize Bulk Carrier, which is currently under a time charter contract through late 2014.  Under our revenue-sharing agreements, we and the other participating vessel owners receive monthly distributions of net cash flow from voyage profits based on a participating vessel’s performance capability compared with other participating vessels under the revenue-sharing agreement

Between 2009 and November 2013, we acquired a 25% shareholding interest in 15 Mini-Bulk Carriers included within our Dry Bulk Carriers segment.  On July 1, 2013, a stock issuance to an unaffiliated co-investor caused our interest in six of the vessels to be reduced to 23.7%.  These Mini-Bulkers are deployed in the spot market or on short to medium-term time charters.  We believe these arrangements expand our global commercial and operational network.

Rail-Ferry:  Our Rail-Ferry segment uses our two Roll-on/Roll-off Special Purpose double-deck vessels, which carry loaded rail cars between the U.S. Gulf Coast and Mexico in a regularly scheduled waterborne service.  The service provides departures every four days from Mexico and the U.S. Gulf Coast, respectively, for a three-day transit between ports. Since 2007, we have conducted these operations out of our terminal in Mobile, Alabama and a terminal in Coatzacoalcos, Mexico, which we upgraded in 2007 to accommodate the vessels’ newly-installed second decks that doubled their carrying capacity.  We own a 49% interest in Terminales Transgolfo, S.A. de C.V., which owns and operates the rail terminal in Coatzacoalcos, Mexico.

We believe this unique service provides a cost effective alternative route between the Eastern United States providing more efficient direct service and the option of not crossing the  Texas-Mexican border. Trade for this segment is primarily driven by commodities such as forest products, sugar, metals, minerals, plastics and chemicals.

Index of Financial Statements

In August 2012, we acquired two related businesses that own and operate a certified rail-car repair facility near the port of Mobile, Alabama.  For further information on this acquisition, see Note B - Acquisitions of this report. We plan to continue to use these businesses to service and repair third party customers as well as rail-cars that are transported via our Rail-Ferry vessels. We believe this acquisition allows us to integrate two established services and retain revenue and profits related to the cleaning and repairs of rail-cars that was previously contracted to a third party.

Specialty Contracts:  Our Specialty Contracts segment is comprised of vessels not otherwise described above, operating under unique contracts and constitutes the remainder of our former Time Charter Contracts – U.S. Flag and Time Charter Contracts – International Flag segments.  This segment includes (i) two Container vessels which are on time charter to another shipping company, (ii) two Multi-Purpose vessels, two Tankers, and three Container vessels which has serviced our contract since 1995 to transport fuel and supplies for an Indonesian mining company, (iii) one Multi-Purpose Heavy Lift Dry Cargo vessel which is time chartered to another shipping company, and (iv) one Multi-Purpose Ice Strengthened vessel deployed in the spot market. For a number of years prior to February 2012, we operated three Roll-on/Roll-off vessels on behalf of the U.S. Military Sealift Command which we no longer operate.

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

Index of Financial Statements

(All Amounts in Thousands)	Jones Act*	Pure Car Truck Carriers	Dry Bulk Carriers	Rail-Ferry	Specialty Contracts	Other	Total
2013
Total Revenue from External Customers	$122,751	$94,608	$21,098	$37,207	$34,483	$5	$310,152
Intersegment Revenues (Eliminated)	-	-	-	-	-	(17,876)	(17,876)
Intersegment Expenses Eliminated	-	-	-	-	-	17,876	17,876
Voyage Expenses**	95,227	79,155	18,425	30,456	31,190	(1,130)	253,323
Loss of Unconsolidated Entities	-	-	1,587	74	-	-	1,661
Gross Voyage Profit	$27,524	$15,453	$1,086	$6,677	$3,293	$1,135	$55,168
Gross Voyage Profit Margin Percentage	22%	16%	5%	18%	10%	227%	18%
Segment Assets	$150,529	$117,252	$158,521	$32,982	$25,467	$23,206	$507,957
Expenditures for Segment Assets	$41,973	$23,324	$3,043	$763	$3,116	$261	$72,480
2012
Total Revenue from External Customers	$33,721	$113,521	$26,080	$33,335	$35,526	$1,313	$243,496
Intersegment Revenues (Eliminated)	-	-	-	-	-	(18,638)	(18,638)
Intersegment Expenses Eliminated	-	-	-	-	-	18,638	18,638
Voyage Expenses**	27,230	85,688	19,135	29,522	26,871	62	188,508
(Income) Loss of Unconsolidated Entities	-	-	(75)	290	-	-	215
Gross Voyage Profit	$6,491	$27,833	$7,020	$3,523	$8,655	$1,251	$54,773
Gross Voyage Profit Margin Percentage	19%	25%	27%	11%	24%	95%	22%
Segment Assets	$119,377	$122,403	$162,921	$35,196	$27,767	$25,134	$492,798
Expenditures for Segment Assets	$90,319	$5,969	$21,899	$3,766	$23,695	$540	$146,188
2011
Total Revenue from External Customers	$29,836	$122,341	$20,183	$36,422	$52,026	$2,388	$263,196
Intersegment Revenues (Eliminated)	-	-	-	-	-	(17,419)	(17,419)
Intersegment Expenses Eliminated	-	-	-	-	-	17,419	17,419
Voyage Expenses**	27,706	85,940	9,786	30,664	35,916	2,070	192,082
Loss of Unconsolidated Entities	-	-	63	347	-	-	410
Gross Voyage Profit	$2,130	$36,401	$10,334	$5,411	$16,110	$318	$70,704
Gross Voyage Profit Margin Percentage	7%	30%	51%	15%	31%	13%	27%
Segment Assets	$9,363	$298,919	$129,692	$38,440	$28,448	$24,289	$529,151
Expenditures for Segment Assets	$158	$86,077	$74,603	$4,483	$1,120	$99	$166,540

*2012 reflects one month of UOS.

**Includes amortization.

Index of Financial Statements

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Year Ended December 31,
Profit or Loss:	2013	2012	2011
Total Gross Voyage Profit for Reportable Segments	$55,168	$54,773	$70,704
Unallocated Amounts:
Vessel and Other Depreciation	(24,432)	(24,398)	(25,388)
Administrative and General Expenses	(22,734)	(23,244)	(20,961)
Gain on Sale of Other Assets	(16)	16,625	-
Loss from Unconsolidated Entities	1,661	215	410
Gain on Dry Bulk Transaction	-	-	18,844
Operating Income	$9,647	$23,971	$43,609
Interest	(9,504)	(10,409)	(10,361)
Derivative Loss	(438)	(485)	(101)
Gain (Loss) on Sale of Investment	-	580	(747)
Investment Income	114	470	637
Other Income from Vessel Financing	2,122	2,387	2,653
Foreign Exchange Gain (Loss)	5,914	5,506	(3,051)
Income before Income Taxes	$7,855	$22,020	$32,639

(All Amounts in Thousands)	Year Ended December 31,
Assets:	2013	2012
Total Assets for Reportable Segments	$507,957	$492,797
Unallocated Amounts:
Current Assets	87,104	89,244
Investment in Unconsolidated Entities	14,818	12,676
Due from Related Parties	1,699	1,709
Other Assets	7,383	5,509
Goodwill	2,735	2,700
Deferred Tax Asset	7,020	-
Notes Receivable	27,659	33,381
Total Assets	$656,375	$638,016

NOTE P - UNCONSOLIDATED ENTITIES

Oslo Bulk, AS and Oslo Bulk Holding Pte Ltd

In December 2009, we acquired for $6.25 million a 25% investment in Oslo Bulk AS (“Oslo Bulk”) with which, in 2008, we contracted to build eight new Mini-Bulkers. All of the Mini-Bulkers were delivered and deployed as of July 2011.  During 2010, we invested an additional $3.9 million in Oslo Bulk Holding Pte Ltd. (formerly “Tony Bulkers”), an affiliate of Oslo Bulk, for our 25% share of the installment payments for two additional new Mini-Bulkers, both of which were delivered and deployed as of July 2011.  We paid approximately $1.6 million in January 2011 for our remaining share of installment payments associated with these two Mini-Bulkers. Additional investments of $750,000 and $250,000 were made in 2012 to Oslo Bulk and Oslo Bulk Holding Pte. Ltd., respectively. In December 2012, we contributed $500,000 towards our share of a bank guarantee to finance four Mini-Bulkers delivered in early 2013.  On July 1, 2013, a stock issuance to an unaffiliated co-investor caused our interest in six of the vessels to be reduced to 23.7%.  In November 2013, we contributed $284,000 towards our share of a minimum value covenant. Additionally in 2013, we acquired a fifteenth vessel using our existing equity.  These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income, net of taxes.  All fifteen of these Mini-Bulkers are managed by an affiliate of Oslo Bulk.

Index of Financial Statements

Terminal Management Company

In 2000, we acquired a 50% interest in TTG for $228,000, which operates a terminal in Coatzacoalcos, Mexico, utilized by our Rail-Ferry segment.  During 2005, the other unaffiliated 50% owner of TTG acquired 1% of our 50% interest in TTG.    As of December 31, 2013, we have a 49% interest in TTG.  In 2006, TTG began making improvements to the terminal in Mexico to accommodate the second decks that were added to our two wholly owned vessels operating in our Rail-Ferry Segment during the first half of 2007.  We funded 49% of the cost of the terminal improvements, of which 30% is a capital contribution and is reported as an investment in unconsolidated entities.  The remaining 70% is a loan to TTG (see Note K -Transactions with Related Parties).  No capital contributions were made during the years ended December 31, 2013 and 2012. The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income, net of taxes.  In the table below, our portion of the results from our investment in TTG is included in Other. No distributions were made by TTG during 2013 and 2012. As of December 31, 2013 and 2012, TTG owed us approximately $2.0 million and $2.0 million, respectively (See Note K- Transactions with Related Parties).

Saltholmen Shipping Ltd.

In November 2013, we acquired a 30% interest in Saltholmen Shipping Ltd, which has contracted to build two chemical tankers scheduled to be delivered in the first quarter of 2014.  We contributed $2.7 million in October of 2013 and expect to contribute another $5.6 million in the first quarter of 2014.

Transloading and Storage Facility Company

In 2005, we acquired a 50% interest in RTI, which owns a transloading and storage facility that was used in our Rail-Ferry segment, for approximately $1.6 million. We purchased our shares from a former owner at a premium, which resulted in a difference of approximately $973,000 between our investment in RTI and the underlying equity in net assets of the subsidiary. Additional investments of approximately $386,000 were made in 2006. On December 20, 2011, we sold our 50% interest in RTI to the other 50% owner for $526,000 in cash and two promissory notes in the amount of approximately $1.8 million and $137,500, respectively. As of December 31, 2012, RTI owed us approximately $1.9 million. The sale of our 50% interest resulted in a loss of $967,000, which was recorded in the line item Loss (Gain) on Sale of investment at year end December 31, 2012. Interest income on both notes will be earned at a rate of 6% per year for five years. As of May 2013, the note receivable was collected in full.

The following table summarizes our equity in net loss of unconsolidated entities for the years ended December 31, 2013 and 2012, respectively.

	Years Ended December 31,
	2013	2012
(All Amounts in Thousands)
Oslo Bulk, AS	$(812)	$1,010
Oslo Bulk Holding Pte, Ltd (formerly Tony Bulkers)	(774)	(935)
Terminales Transgolfo, S . A . D E C . V .	(75)	(290)
Total Equity in Net Loss of Unconsolidated Entities	$(1,661)	$(215)

NOTE Q - SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(All Amounts in Thousands)	2013	2012	2011

Cash Payments:
Interest Paid	$7,752	$9,304	$9,971
Taxes Paid	$228	$442	$813

Index of Financial Statements

NOTE R -FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND MARKETABLE SECURITIES

We use derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers, without exception.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which is $4.5 million in the aggregate for all of our contracts as of December 31, 2013.  The unrealized loss related to the Company’s derivative instruments included in accumulated other comprehensive income (loss) was $4.3 million and $7.4 million as of December 31, 2013 and 2012, respectively (See Note U – Accumulated Other Comprehensive Loss).

The notional and fair value amounts of our derivative instruments as of December 31, 2013 were as follows:

		Asset Derivatives		Liability Derivatives
(All Amounts in Thousands)		2013		2013
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
As of December 31, 2013	Amount	Location		Location
Interest Rate Swaps - L/T*	$46,713		$-	Other Liabilities	$(3,724)
Foreign Exchange Contracts	1,800	Current Assets	39	Current Liabilities	(748)
Total Derivatives designated as hedging instruments	$48,513		$39		$(4,472)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.    The notional amount under this contract is approximately $46.7 million (based on a Yen to USD exchange rate of 105.31 as of December 31, 2013).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $362,000 gain for the year ended December 31, 2013 and this amount was included in earnings. The fair value balance as of December 31, 2013, includes a negative $659,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Index of Financial Statements

The notional and fair value amounts of our derivative instruments as of December 31, 2012 were as follows:

		Asset Derivatives		Liability Derivatives
(All Amounts in Thousands)		2012		2012
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
As of December 31, 2012	Amount	Location		Location
Interest Rate Swaps - L/T*	$74,207		$-	Other Liabilities	$(7,683)
Foreign Exchange Contracts	1,700	Current Assets	147
Foreign Exchange Contracts	6,000		-	Current Liabilities	(257)
Total Derivatives designated as hedging instruments	$81,907		$147		$(7,940)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.  The notional amount under this contract is approximately $61.5 million (based on a Yen to USD exchange rate of 86.74 as of December 31, 2012).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $87,000 gain for the year ended December 31, 2012 and this amount was included in earnings. We paid down this facility in January 2012 in an amount of Yen 686,318,979 to bring our Asset Maintenance Loan to Value Facility requirement in line. The fair value balance as of December 31, 2012, includes a negative $1.0 million balance related to an interest rate swap from our 25% investment in Oslo Bulk AS. Also included in earnings is a $571,000 loss, related to the early pay-off of loans relating to two of our Pure Car Truck Carriers that were part of our recent Sale Leasebacks.

The effect of derivative instruments designated as cash flow hedges on our consolidated statement of income for the year ended December 31, 2013 is as follows:

(All Amounts in Thousands)	Gain Recognized in OCI	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of (Loss) Reclassified from AOCI to Income	(Loss) Recognized in Income from Ineffective portion
	2013		2013	2013
Interest Rate Swaps	$2,938	Interest Expense	$(1,656)	$(438)
Foreign Exchange Contracts	135	Other Revenues	(134)	-
Total	$3,073		$(1,789)	$(438)

The effect of derivative instruments designated as cash flow hedges on our consolidated statement of income for the year ended December 31, 2012 is as follows:

(All Amounts in Thousands)	Gain(Loss) Recognized in OCI	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of (Loss) Reclassified from AOCI to Income	(Loss) Recognized in Income from Ineffective portion
	2012		2012	2012
Interest Rate Swaps	$1,486	Interest Expense	$(3,106)	$(485)
Foreign Exchange Contracts	(243)	Other Revenues	(180)	-
Total	$1,243		$(3,286)	$(485)

Index of Financial Statements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Interest Rate Swap Agreements

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The Company’s interest rate swaps are accounted for as effective cash flow hedges with the exception of a small portion of one contract.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss) while the ineffective portion is recorded to the earnings in the period of change in fair value. As of December 31, 2013, the Company has the following swap contract outstanding:

Effective	Termination	Current
Date	Date	Notional Amount	Swap Rate	Type

3/15/2009	9/15/2020	$ 46,712,880	2.065%	Variable-to-Fixed

*Notional Amount converted from Yen at December 31, 2013 at a Yen to USD exchange rate of 105.31.

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

During 2013, we entered into two forward purchase contracts for Mexican Pesos which expire in 2014. The first was for Mexican Pesos for $1.2 million U.S. Dollar equivalents at an exchange rate of 13.6103 and the second was for Mexican Pesos for $600,000 U.S. Dollar equivalents at an exchange rate of 13.3003. Our foreign exchange contracts represent approximately 60% of our projected Mexican Peso exposure. There were no forward sales contracts as of December 31, 2013 or 2012.

In early December 2013, we entered into three forward foreign exchange contracts totaling approximately Yen 3.3 billion in order to to limit our exposure to currency fluctuations and to provide us with the option to fully payoff our current Yen Facility at an approximate exchange rate of 102.53 to $1.00.  These contracts and related agreements with the current lender give us the option to convert the Yen Facility into a USD-based Facility with the current lender at this fixed exchange rate, but otherwise on the same terms and with the same collateral.  As of the date of this report, we have not yet decided if or when to exercise this loan conversion option.  This particular forward foreign exchange contract does not qualify for hedge accounting treatment and is thus accounted for as an economic hedge.

The following table summarizes these contracts (All Amounts in Thousands):

Transaction Date	Type of Currency	Amount Available in Dollars	Effective Date	Expiration Date
Aug-13	Peso	$1,200	Jan-14	Dec-14
Nov-13	Peso	600	Jan-14	Dec-14
Dec-13	Yen	1,268	Mar-14	Mar-14
Dec-13	Yen	1,269	Jun-14	Jun-14
Dec-13	Yen	30,628	Jul-14	Jul-14
		$34,965

Index of Financial Statements

Long-Term Debt

The fair value of long-term debt, which is calculated based on the current rates offered to us versus current market rates on our outstanding obligations, is approximately $196.6 million as of December 31, 2013.

Amounts Due from Related Parties

The carrying amount, $33.7 million, of the notes receivable approximated fair market value as of December 31, 2013.  Fair market value takes into consideration the current rates at which similar notes would be made.

Marketable Securities

In the fourth quarter of 2012, we sold our entire portfolio of corporate bonds and mutual funds, generating a gain of $447,000, which is included in the $580,000 gain reported on our Income Statement, under the heading (Gain) Loss on Sale of Investments. For the year ended December 31, 2013,  we held no marketable securities.

NOTE S – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities:

	Years Ended December 31,
(All Amounts in Thousands)	2013	2012
Accrued Voyage Expenses	$38,035	$38,310
Trade Accounts Payable	5,301	3,284
Accrued Salaries and Benefits	3,845	5,050
Lease Incentive Obligation	1,901	1,901
Self-Insurance Liability	1,187	1,186
Accrued Insurance Premiums	891	602
Short Term Derivatives Liability	60	257
Straight Line Charter Escalation	58	306
	$51,278	$50,896

Index of Financial Statements

NOTE T – Earnings Per Share

The calculation of basic and diluted earnings per share is as follows (Amounts in thousands except share data):

	Years Ended December 31,
	2013		2012	2011
Numerator
Net Income	$18,157		$21,962	$31,549
Preferred Stock Dividends	3,226		-	-
Net Income Available to Common Stockholders	$14,931		$21,962	$31,549

Denominator
Weighted Average Shares of Common Stock
Outstanding:
Basic	7,237,472		7,195,606	7,131,820
Plus:
Effect of dilutive restrictive stock	45,204	*	17,682	44,827
Diluted	7,282,676		7,213,288	7,176,647

Basic Earnings Per Common Share:
Net Income per share - Basic	$2.06		$3.05	$4.42

Net Income per share - Diluted:	$2.05		$3.04	$4.40

*There are 45,204 incremental shares not included due to the fact it would be anti-dilutive to include these shares for the twelve months ended December 31, 2013.

NOTE U – ACCUMULATED OTHER COMPREHENSIVE LOSS

(All Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation Loss	Defined Benefit Pension Items	Total

Beginning balance as of January 1, 2013	$(7,352)	$(350)	$(17,244)	$(24,946)

Other comprehensive income (loss)
before reclassification	5,300	(64)	6,677	11,913

Amount reclassified from accumulated
other comprehensive income	(2,227)	-	1,350	(877)

Net current-period other comprehensive income	3,073	(64)	8,027	11,036

Ending balance as of December 31, 2013	$(4,279)	$(414)	$(9,217)	$(13,910)

*The fair value balance as of December 31, 2013, includes a negative $659,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Index of Financial Statements

Details about Accumulated Other Comprehensive Income Components (All Amounts in Thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Gains and losses on derivatives fair value

Interest rate contracts	$(2,093)	Interest expense
Foreign exchange contracts	(134)	Other revenues
	(2,227)	Total before tax
	-	Tax (expense) or benefit
	(2,227)	Net of tax
Amortization of defined benefit pension items

Prior service costs	97	A&G Expense
Actuarial losses	1,253	A&G Expense
	1,350	Total before tax
	-	Tax (expense) or benefit
	1,350	Net of tax

Total reclassifications for the period	$(877)	Net of tax

(All Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation Loss	Defined Benefit Pension Items	Bonds Adjusted for Market Value	Total

Beginning balance as of January 1, 2012	$(8,595)	$(445)	$(15,035)	$128	$(23,947)

Other comprehensive (loss) income
before reclassification	5,014	95	(3,173)	(128)	1,808

Amount reclassified from accumulated
other comprehensive income	(3,771)	-	964	-	(2,807)

Net current-period other comprehensive income	1,243	95	(2,209)	(128)	(999)

Ending balance as of December 31, 2012	$(7,352)	$(350)	$(17,244)	$-	$(24,946)

* The fair value balance as of December 31, 2012, includes a negative $1.0 million balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Index of Financial Statements

Details about Accumulated Other Comprehensive Income Components (All Amounts in Thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Gains and losses on derivatives fair value

Interest rate contracts	$(3,591)	Interest expense
Foreign exchange contracts	(180)	Other revenues
	(3,771)	Total before tax
	-	Tax (expense) or benefit
	(3,771)	Net of tax

Amortization of defined benefit pension items

Prior service costs	(15)	A&G Expense
Actuarial losses	979	A&G Expense
Actuarial gains (losses)	-
	964	Total before tax
	-	Tax (expense) or benefit
	964	Net of tax

Total reclassifications for the period	$(2,807)	Net of tax

NOTE V – STOCK BASED COMPENSATION

We grant stock-based compensation in the form of stock awards and restricted stock units to key executive personnel and to our independent directors. For further details, see below:

On January 18, 2012, our independent directors received unrestricted stock awards of an aggregate of 5,712 shares of our common stock from the 2011 Stock Incentive Plan (“the Plan”).

On May 7, 2012, we granted 65,500 restricted stock units payable in shares of our common stock, $1.00 par value per share of our common stock, to ten key individuals from The Plan.  The grants consisted of three types of restricted stock units (“RSUs”) – Time-Based RSUs, Absolute Performance-Based RSUs, and Relative Performance-Based RSUs.  If we attain certain performance targets, the 65,500 RSUs could have resulted in us issuing up to 81,188 shares of our common stock.

On January 15, 2013, our independent directors received unrestricted stock awards of an aggregate of 6,708 shares of our common stock from The Plan.

On April 23, 2013, we granted 121,100 restricted stock units payable in shares of our common stock, to eleven key individuals from The Plan. The grants issued include 87,300 Time-Based RSUs, 16,901 Absolute Performance-Based RSUs, and 16,899 Relative Performance-Based RSUs. If we attain certain performance targets, the 121,100 RSUs could result in us issuing up to 138,000 shares of our common stock.

On January 16, 2014, our independent directors received unrestricted stock awards of an aggregate of 4,470 shares of our common stock from The Plan.

On January 28, 2014, we granted 42,650 restricted stock units payable in shares of our common stock, to twelve key individuals from The Plan. The grants issued include 7,950 Time-Based RSUs, 17,351 Absolute Performance-Based RSUs, and 17,349 Relative Performance-Based RSUs. If we attain certain performance targets, the 42,650 RSUs could result in us issuing up to 60,001 shares of our stock.

Index of Financial Statements

Stock Awards

For the years ended December 31, 2013, 2012,  and 2011, our income before taxes and net income reflected $120,000, $420,000, $1.8 million and $78,000, $273,000, $1.2 million, respectively, of stock-based compensation expenses, exclusive of expense related to the RSUs discussed below, which reduced both basic and diluted earnings by $0.01 per share.

A summary of the activity for stock awards during the year ended December 31, 2013 is as follows:

	2013		2012
	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Non-vested - December 31,	-	-	87,500	$ 22.92
Unrestricted Shares Granted	6,708	$ 17.89	5,712	$ 21.01
Shares Vested	(6,708)	$ 17.89	(93,212)	$ 22.79
Shares Forfeited	-	-	-	-
Non-vested - December 31,	-	-	-	-

Restricted Stock Units

For the years ended December 31, 2013, 2012, and 2011, our net income reflected approximately $1.3 million, $797,000, and $0, respectively, of RSU stock-based compensation expenses, which reduced both basic and diluted earnings by $0.12 per share.

2012 Grants

Our Time-Based RSUs represent the right to receive one share of our common stock and will vest ratably over a three-year period, except that the Time-Based RSUs for our top two executives will vest on the first anniversary of the grant date.

Each of our Absolute Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out based on our basic earnings per share for fiscal year 2012, with the actual number of shares of common stock received dependent on our level of achievement as measured against the target. The maximum pay-out was reached with this target and 18,188 shares vested on March 11, 2013, 3,376 additional shares vested on April 23, 2013, (due to accelerated vesting of two top executives’ awards), and the remaining 3,000 shares will vest ratably over the next two years.

Each of our Relative Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out in shares of our common stock based on how our total stockholder return for the three-year period (or the one-year period, for our top four executives) beginning January 1, 2012 compares relative to the total stockholder return of the companies comprising the Russell 2000 index for the same period or periods. For the year ended 2012, the Company ranked in the 27th percentile, which paid out 53% of the RSUs granted and therefore 5,300 shares vested on March 11, 2013 for two of our top four executives. An additional 1,788 shares vested on April 23, 2013 due to an accelerated vesting period applicable to two of our top four executives. Any shares due under the remaining fiscal 2012 Relative Performance Based RSUs will be paid out in fiscal 2015 following the end of the applicable performance period.  In all cases, vesting is contingent upon continued employment with the Company except in certain specified situations.

2013 Grants

Our Time-Based RSUs represent the right to receive one share of our common stock and, for all recipients, will vest ratably over a three-year period beginning in fiscal year 2014.

Each of our Absolute Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out based on our basic earnings per share for fiscal year 2013, with the actual number of shares of common stock received dependent on our level of achievement as measured against the performance targets. The maximum pay-out was reached with this target and 8,450 additional shares will be awarded. The shares due under these RSUs will vest ratably over three years beginning in fiscal year 2014, except for the Absolute Performance-Based RSUs for our top four executives, which will all vest and pay out in fiscal year 2014.

Index of Financial Statements

Each of our Relative Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of our common stock. These RSUs will pay out in shares of our common stock based on how our total stockholder return for the three-year period (or the one-year period, for our top four executives) beginning January 1, 2013 compares relative to the total stockholder return of the companies comprising the Russell 2000 index for the same period or periods. Any shares due under these RSUs will be paid out in the fiscal year following the end of the applicable performance period. For the year ended 2013, the Company ranked in the 79th percentile, which paid out 150% of the RSU’s granted or a payout of 20,060 shares on May 7, 2014 to our top four executives. Any shares due under the remaining fiscal 2013 Relative Performance-Based RSUs will be paid out in fiscal 2016 following the end of the applicable performance period.  The remaining 3,525 RSUs are scheduled to vest May 7, 2016, and could pay out as much as 5,287 shares depending on the results over our total stockholder return for the entire three-year period.  In all cases, vesting is contingent upon continued employment with the Company except in certain specified situations.

The fair value of the service-based awards was calculated based on the closing market price of our stock as of the grant date times the number of RSUs issued with no forfeitures assumed. For our 2013 awards and 2012 awards, we used the closing market price of our stock on April 23, 2013 and on May 7, 2012 which was $17.66 and $19.35 per share, respectively. The performance-based RSUs are subject to vesting upon two different performance metrics: an absolute performance metric based on targeted earnings per share and a relative performance metric based on our total stockholder return over a given period as measured against that of the other companies in the Russell 2000 index.  In order to calculate the fair value of our absolute performance RSUs, we multiplied the closing market price of our stock as of the grant date times the number of RSU’s issued with no forfeitures assumed. For our 2013 awards and 2012 awards, we used the closing market price of our stock on April 23, 2013 and on May 7, 2012 which was $17.66 and $19.35 per share, respectively. We measured our related performance RSUs based on market conditions and were accounted for and measured differently from an award that has a performance or service feature. The effect of a market condition is reflected in the award’s fair value on the grant date. In order to derive the fair value of these awards, a Monte-Carlo simulation statistical technique was used to simulate our future stock prices and the components of the Russell 2000 Index. The stock prices were based upon the risk-free rate of return, the volatility of each entity, and the correlation of each entity with the Russell 2000 Index. We multiplied our ending simulated stock price by the payout percentage to determine a projected payout at the end of the performance period. The ending payout was then discounted, using the risk-free rate of return, to the grant date to determine the grant date fair value. Since both the 2013 and 2012 awards provided for both one year vesting (top four named executive officers) and three year vesting (all other award recipients), a fair value was calculated separately for the one- and three-year awards for each year. The following assumptions were used:

	2013 Awards		2012 Awards
	1 Year Vest	3 Year Vest	1 Year Vest	3 Year Vest

Stock Price	$17.66	$17.66	$19.35	$19.35
Expected Volatilities	33.5%	37.03%	44.31%	40.50%
Correlation Coefficients	0.4729	0.6254	0.719	0.6938
Risk Free Rate	0.1%	0.31%	0.16%	0.34%
Dividend Yield	5.7%	5.7%	5.17%	5.17%
Simulated Fair Value	$15.33	$16.57	$17.73	$18.88
Fair Value as a % of Grant	86.81%	93.83%	91.63%	97.57%

Our operating results, net income and net income before taxes for the periods set forth below include (i) the following amounts of compensation expense associated with the stock grants and RSUs and (ii) the related reductions in earnings per share:

	Years Ended December 31,
(All Amounts in Thousands)	2013	2012
Stock-Based Compensation
Expense:
Stock Grants to Directors & Officers	$120	$420
RSUs Awards to Officers	$1,299	$797
Related Reduction in
Earnings Per Share [1]	$(0.13)	$(0.11)

Index of Financial Statements

[1] Same for basic and diluted earnings per share

A summary of the activity for the restricted stock unit awards during the year ended December 31, 2013 is as follows:

	Number of RSU's	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2012	65,500	$21.48
Additional Awards Granted	8,188	19.35
Awards Granted	121,100	17.37
Awards Exercised	(57,402)	19.15
Awards Cancelled	(6,286)	18.02
Non-vested - December 31, 2013	131,100	$18.77

Due to meeting the maximum performance level for the 2012 Absolute Performance-Based RSUs, an additional 8,188 shares were awarded. For the top four executives, the 2012 Relative Performance-Based RSUs met the performance level threshold, which resulted in the RSUs vesting and paying out at 53% , with the remaining 6,286 RSUs cancelled. During 2013 we retired a combined total of 18,359 shares of common stock, in order to meet the minimum tax liabilities associated with the vesting of equity awards held by our executive officers.

NOTE W – STOCK REPURCHASE PROGRAM

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  Previously, we repurchased 491,572 shares of our common stock for approximately $11.5 million. We suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for approximately $5.2 million.  Unless and until the Board otherwise provides, this authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

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

Index of Financial Statements

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(All Amounts in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Derivative Assets	$-	$39	$-	$39
Derivative Liabilities	$-	$(4,472)	$-	$(4,472)

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(All Amounts in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Derivative Assets	$-	$147	$-	$147
Derivative Liabilities	$-	$(7,940)	$-	$(7,940)

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at December 31, 2013 and 2012. We estimated the fair value of our variable rate long-term debt at December 31, 2013, including current maturities, to equal approximately $196.6 million due to the variable rate nature of the debt as well as to the underlying value of the collateral.  Credit risk has also been considered and has been determined to not be a material factor.

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

Index of Financial Statements

In 2012 a triggering event occurred regarding our 2000-built Multi-Purpose Ice Strengthened vessel, as a result we tested the asset for impairment.  We believe that no impairment existed at December 31, 2013 and 2012.  The vessel is currently employed under a spot market basis.

NOTE Z – CHANGES IN ACCOUNTING ESTIMATES

Based on company policy, we review the reasonableness of the salvage values for our fleet every three years based on the most recent three year average price of scrap steel per metric ton. In the first quarter of 2012 we reviewed and adjusted the salvage values on eight of our vessels, based on the change in the market value of scrap steel.  These eight vessels have short remaining useful lives with an average of 9 years remaining. The adjustments resulted in increasing the salvage values and reducing our depreciation expense on these eight vessels by approximately $3.8 million annually.  This adjustment increased both our pre-tax income and net income by $3.8 million and $3.7 million, respectively, for the twelve months ended December 31, 2013.

In the first quarter of 2013, after a third party review, management extended the life of two foreign flag special purpose RO/RO vessels operating in our Rail-Ferry segment. This decision was based on ongoing maintenance, including steel work that will allow the vessels to operate until 2025. The change in the life of the vessels will result in reducing our depreciation expense on these two vessels by approximately $1.1 million annually. This adjustment increased both our pre-tax and net income by $1.1 million, for the year ended December 31, 2013. In addition, we extended the economic life of both the Mobile, Alabama and Coatzacoalcos, Mexico rail terminals’ leasehold improvements due to contractual extensions of the term of the rail terminal operating agreement. The amortization periods were extended on both terminal leasehold improvements for five years. The impact of these extensions to our pre-tax and net income was $1.1 million for the year ended December 31, 2013.

NOTE AA – QUARTERLY FINANCIAL INFORMATION – (Unaudited)

		Quarter Ended

(Amounts in thousands except share data)		March 31	June 30	Sept. 30	Dec. 31
2013	Revenues	$81,124	$74,897	$77,938	$76,193
	Voyage Expenses	$69,591	$61,508	$64,832	$57,392
	Operating Income	$306	$1,404	$1,959	$5,978
	Net Income (Loss)	$1,653	$1,859	$(2,222)	$16,868
	Basic and Diluted Earnings per Common Share:

	Basic Earnings Per Common Share	$0.19	$0.17	$(0.46)	$2.15
	Diluted Earnings Per Common Share	$0.19	$0.17	$(0.46)	$2.13

2012	Revenues	$65,204	$60,320	$61,162	$56,810
	Voyage Expenses	$50,826	$47,026	$45,394	$45,262
	Operating Income	$6,312	$3,518	$4,013	$10,128
	Net Income	$7,936	$704	$1,782	$11,540
	Basic and Diluted Earnings per Common Share:

	Basic Earnings Per Common Share	$1.11	$0.10	$0.25	$1.60
	Diluted Earnings Per Common Share	$1.11	$0.10	$0.25	$1.60

Index of Financial Statements

NOTE AB – PREFERRED STOCK

Series A Issuance

On February 21, 2013, we sold 250,000 shares of our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $1.00 par value per share, with a liquidation preference of $100.00 per share.

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series A Preferred Stock are payable at a rate of 9.50% per annum per $100.00 liquidation preference per share, starting from the date of original issue, February 21, 2013.  Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30, beginning on April 30, 2013.  However, the dividends are payable only if declared by our Board of Directors and must come from funds legally available for dividend payments.  On April 10, 2013, the Board of Directors declared a dividend of $1.79 per share on our Series A Preferred Stock which was paid on April 30, 2013.  On July 17, 2013 the Board of Directors declared a dividend of $2.375 per share which was paid on July 30, 2013. On October 8, 2013, the Board of Directors declared a dividend of $2.375 per share on our Series A Preferred Stock for the preferred stockholders of record as of October 29, 2013, which was paid on October 30, 2013.  On January 7, 2014, the Board of Directors declared a dividend of $2.375 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock to preferred stockholders of record on January 29, 2014, which was paid on January 30, 2014.  As of December 31, 2013 we had no accumulated unpaid dividends for our Series A preferred stock.

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

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series B Preferred Stock are payable at a rate of 9.00% per annum per $100.00 liquidation preference per share, starting from the date of original issue, August 1, 2013. Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30, beginning on October 30, 2013. However, the dividends are payable only if declared by our Board of Directors and must come from funds legally available for dividend payments.  On October 8, 2013, the Board of Directors declared a dividend of $2.25 per share on our Series B Preferred Stock for the preferred stockholders of record as of October 29, 2013, which was paid on October 30, 2013.  On January 7, 2014, the Board of Directors declared a dividend of $2.25 per share on our 9.0% Series B Cumulative Perpetual Preferred Stock to preferred stockholders of record on January 29, 2014, which was paid on January 30, 2014.  As of December 31, 2013 we had no accumulated unpaid dividends for our Series B preferred stock.

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

Index of Financial Statements

Net proceeds from the issuance of the Series B Preferred Shares were approximately $30.0 million, net of underwriter discounts and related costs totaling approximately $1.7 million.

NOTE AC – SUBSEQUENT EVENTS

On February 5, 2014, we announced our plans to relocate our corporate headquarters from Mobile, Alabama, back to New Orleans, Louisiana.  This move will apply solely to our corporate headquarters, with significant operations remaining in Mobile.  We expect the move to be completed by the fourth quarter of 2015 with no material impact on our results in 2014 expected from this relocation.  However, in 2015, we will expend approximately $3.0 million in lease termination expense.  The Louisiana incentive package includes performance based grants at $5.17 million to offset cost of establishing the new headquarters facility in New Orleans and $5.1 million to reimburse relocation costs associated with the move.

Index of Financial Statements

SCHEDULE I – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(All Amounts in Thousands)

				Deductions
	Balance at	Additions		for purpose for	Balance at
	beginning of	Charged to	Charged to	which accounts	end of
	period	expense	Other accounts	were set up	period

December 31, 2011:
Insurance Reserves	$3,233	$1,818	$-	$2,568	$2,483
Other Reserves	1,208	42	-	-	1,250
Total	$4,441	$1,860	$-	$2,568	$3,733

December 31, 2012:
Insurance Reserves	$2,483	$5,658	$1,141	$3,551	$4,985
Other Reserves	1,250	23	5	-	1,278
Total	$3,733	$5,681	$1,146	$3,551	$6,263

December 31, 2013:
Insurance Reserves	$4,985	$4,671	$-	$3,047	$5,453
Other Reserves	1,278	24	-	-	1,302
Total	$6,263	$4,695	$-	$3,047	$6,755