Form 10-Q
period 2014-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2014-05-07
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2014

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

Common stock, $1 par value. . . . . . . . 7,252,820 shares outstanding as of March 31, 2014

INTERNATIONAL SHIPHOLDING CORPORATION

In this report, the terms “we,” “us,” “our” and the “Company” refer to International Shipholding Corporation and its subsidiaries.  In addition, the term “COA” means a Contract of Affreightment, the term “MSP” means Maritime Security Program, the term “MSC” means the U.S. Navy’s Military Sealift Command, the term “Notes” means the Notes to our Consolidated Financial Statements contained elsewhere in this report, the term “PCTC” means a Pure Car Truck Carrier vessel, the term “RO/RO” means a Roll-On/Roll-Off vessel, the term “UOS” refers to United Ocean Services, LLC, and the term “SEC” means the U.S. Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(All Amounts in Thousands Except Share Data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$72,694	$81,124

Operating Expenses:
Voyage Expenses	61,603	67,718
Amortization Expense	1,029	1,873
Vessel Depreciation	6,721	5,771
Other Depreciation	18	23
Administrative and General Expenses	5,579	5,433

Total Operating Expenses	74,950	80,818

Operating (Loss) Income	(2,256)	306

Interest and Other:
Interest Expense	2,145	2,201
Derivative Loss/(Gain)	14	(77)
Other Income from Vessel Financing	(489)	(555)
Investment Income	(19)	(40)
Foreign Exchange Loss/(Gain)	84	(3,181)
	1,735	(1,652)

(Loss)/Income Before Provision/(Benefit) for Income Taxes
and Equity in Net Loss of Unconsolidated Entities	(3,991)	1,958

(Benefit)/Provision for Income Taxes:	(882)	35
Equity in Net Loss of Unconsolidated
Entities (Net of Applicable Taxes)	(108)	(270)

Net (Loss)/Income	$(3,217)	$1,653

Preferred Stock Dividends	1,305	251

Net (Loss)/Income Available to Common Stockholders	$(4,522)	$1,402

Basic and Diluted Earnings Per Common Share:

Basic Earnings Per Common Share:	$(0.62)	$0.19

Diluted Earnings Per Common Share:	$(0.62)	$0.19

Weighted Average Shares of Common Stock Outstanding:
Basic	7,252,075	7,212,901
Diluted	7,252,075	7,233,400

Common Stock Dividends Per Share	$0.25	$0.25

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(All Amounts in Thousands Except Share Data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net (Loss)/Income	$(3,217)	$1,653

Other Comprehensive (Loss)/Income:
Unrealized Foreign Currency Translation (Loss)/Gain	(25)	40
Change in Fair Value of Derivatives	9	547
Change in Funded Status of Defined Benefit Plan	175	311

Comprehensive (Loss)/Income	$(3,058)	$2,551

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Shares)

(Unaudited)

	March 31,	December 31,
ASSETS	2014	2013

Cash and Cash Equivalents	$11,435	$20,010
Restricted Cash	8,000	8,499
Accounts Receivable, Net of Allowance for Doubtful Accounts	29,343	30,417
Prepaid Expenses	6,465	8,493
Deferred Tax Asset	1,635	3,084
Other Current Assets	1,027	1,304
Notes Receivable	3,726	3,712
Material and Supplies Inventory	11,344	11,322
Total Current Assets	72,975	86,841

Investment in Unconsolidated Entities	20,571	14,818

Vessels, Property, and Other Equipment, at Cost:
Vessels	582,870	582,416
Building	1,352	1,211
Land	623	623
Leasehold Improvements	26,348	26,348
Construction in Progress	8,430	2,673
Furniture and Equipment	11,823	11,727
	631,446	624,998
Less - Accumulated Depreciation	(182,455)	(175,106)
	448,991	449,892

Other Assets:
Deferred Charges, Net of Accumulated Amortization	26,728	29,309
Intangible Assets, Net of Accumulated Amortization	27,727	28,756
Due from Related Parties	1,972	1,974
Notes Receivable	26,858	27,659
Goodwill	2,735	2,735
Deferred Tax Asset	9,679	7,325
Other	4,518	7,383
	100,217	105,141

TOTAL ASSETS	$642,754	$656,692

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Shares)

(Unaudited)

	March 31,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$19,559	$19,213
Accounts Payable and Other Accrued Expenses	48,765	51,220
Total Current Liabilities	68,324	70,433

Long-Term Debt, Less Current Maturities	174,554	179,016

Other Long-Term Liabilities:
Lease Incentive Obligation	8,745	5,397
Other	60,357	65,306

TOTAL LIABILITIES	311,980	320,152

Stockholders' Equity:
Preferred Stock, $1.00 Par Value, 9.50% Series A Cumulative Perpetual
Preferred Stock, 650,000 Shares Authorized, 250,000 Shares Issued and
Outstanding at March 31, 2014 and December 31, 2013	250	250
Preferred Stock, $1.00 Par Value, 9.00% Series B Cumulative Perpetual
Preferred Stock, 350,000 Shares Authorized, 316,250 Shares Issued and
Outstanding at March 31, 2014 and December 31, 2013	316	316
Common Stock, $1.00 Par Value, 20,000,000 Shares Authorized,
7,252,820 and 7,248,250 Shares Outstanding at March 31, 2014 and
December 31, 2013, Respectively	8,712	8,692
Additional Paid-In Capital	140,542	140,115
Retained Earnings	220,108	226,480
Treasury Stock, 1,388,066 Shares at March 31, 2014 and
December 31, 2013	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(13,751)	(13,910)
TOTAL STOCKHOLDERS' EQUITY	330,774	336,540

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$642,754	$656,692

The accompanying notes are in an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All Amounts in Thousands Except Shares)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities:
Net (Loss) Income	$(3,217)	$1,653
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by
Operating Activities:
Depreciation	6,905	5,936
Amortization of Deferred Charges	4,286	1,913
Amortization of Intangible Assets	1,029	1,873
Deferred Tax	(905)	-
Non-Cash Share Based Compensation	447	273
Equity in Net Loss of Unconsolidated Entities	108	270
Loss (Gain) on Foreign Currency Exchange	84	(3,181)
Changes in:
Deferred Drydocking Charges	(1,775)	(2,722)
Accounts Receivable	3,620	(5,400)
Inventories and Other Current Assets	2,006	1,932
Other Assets	(500)	422
Accounts Payable and Accrued Liabilities	(2,020)	3,488
Other Long-Term Liabilities	(2,570)	6,053
Net Cash Provided by Operating Activities	7,498	12,510

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	-	558
Capital Improvements to Vessels and Other Assets	(5,884)	(3,612)
Investment in Unconsolidated Entities	(5,814)	-
Net Increase in Restricted Cash Account	2,499	-
Acquisition of United Ocean Services, LLC, net of cash acquired	-	(2,475)
Proceeds from Payments on Note Receivables	1,062	1,102
Net Cash (Used In) Investing Activities	(8,137)	(4,427)

Cash Flows from Financing Activities:
Issuance of Preferred Stock	-	23,438
Proceeds from Issuance of Debt	8,000	17,000
Repayment of Debt	(12,755)	(35,406)
Additions to Deferred Financing Charges	(62)	(396)
Dividends Paid	(3,119)	(1,826)
Net Cash (Used In) Provided by Financing Activities	(7,936)	2,810

Net (Decrease) Increase in Cash and Cash Equivalents	(8,575)	10,893
Cash and Cash Equivalents at Beginning of Period	20,010	19,868

Cash and Cash Equivalents at End of Period	$11,435	$30,761

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 1.  Basis of Preparation

We operate a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services. For additional information on our business, see Item 2 of Part I of this report.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and as permitted thereunder, we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The condensed consolidated balance sheet as of December 31, 2013, included in this report has been derived from the audited financial statements at that date.

The foregoing 2014 interim results are not necessarily indicative of the results of operations for the full year 2014.  Management believes that it has made all adjustments necessary, consisting only of normal recurring adjustments, for a fair statement of the information presented.

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

Revenues and expenses relating to our Rail-Ferry, Jones Act, and Specialty segments’ voyages are recorded over the duration of the voyage and recorded based on percentage of completion.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  Based on our prior experience, we believe there is not a material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other vessels’ voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

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

We allocate interest expense to the segments in proportion to the fixed assets (defined as the carrying value of vessels, property, and other equipment) within each segment.  Additionally, we allocate the results of our unconsolidated entities, Oslo Bulk, AS, Oslo Bulk Holding Pte. Ltd., and Terminales Transgolfo, S.A. de C.V., to the Dry Bulk Carriers and Rail-Ferry results.  We do not allocate to our segments; (i) administrative and general expenses, (ii) (loss) gain on sale of other assets, (iii) derivative (income) loss, (iv) income taxes, (v) gain on sale of investment, (vi) other income from vessel financing, (vii) investment income, and (viii) foreign exchange loss (gain).  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to our operating companies. Finally, we use “gross voyage profit” (as defined further below in this Note 2) as the primary measure for our segments’ profitability to assist in monitoring and managing our business.

The following table presents information about segment profit and loss for the three months ended March 31, 2014 and 2013:

RESULTS OF OPERATIONS

three MONTHS ENDED march 31, 2014

COMPARED TO THE three MONTHS ENDED march 31, 2013

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2014
Fixed Revenue	$29,100	$15,615	$1,526	$-	$8,702	$-	$54,943
Variable Revenue	-	3,941	3,590	7,926	2,248	46	17,751
Total Revenue from External Customers	29,100	19,556	5,116	7,926	10,950	46	72,694
Intersegment Revenues (Eliminated)	-	-	-	-	-	(4,321)	(4,321)
Intersegment Expenses Eliminated	-	-	-	-	-	4,321	4,321
Voyage Expenses	24,876	17,198	3,643	7,042	10,200	(327)	62,632
Loss of Unconsolidated Entities	-	-	80	28	-	-	108
Gross Voyage Profit	$4,224	$2,358	$1,393	$856	$750	$373	$9,954

Gross Voyage Profit Margin	15%	12%	27%	11%	7%	811%	14%

2013
Fixed Revenue	$31,855	$16,395	$874	$-	$6,832	$-	$55,956
Variable Revenue		11,477	3,361	9,128	855	347	25,168
Total Revenue from External Customers	31,855	27,872	4,235	9,128	7,687	347	81,124
Intersegment Revenues (Eliminated)	-	-	-	-	-	(13,995)	(13,995)
Intersegment Expenses Eliminated	-	-	-	-	-	13,995	13,995
Voyage Expenses	25,556	23,684	5,203	7,671	7,497	(20)	69,591
(Income) Loss of Unconsolidated Entities	-	-	331	(61)	-	-	270
Gross Voyage Profit (Loss)	$6,299	$4,188	$(1,299)	$1,518	$190	$367	$11,263

Gross Voyage Profit Margin	20%	15%	(31)%	17%	2%	106%	14%

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

	Three Months Ended March 31,
(All Amounts in Thousands)	2014	2013
Revenues	$72,694	$81,124

Voyage Expenses	62,632	69,591
Net Loss of Unconsolidated Entities	108	270

Gross Voyage Profit	9,954	11,263

Vessel Depreciation	6,721	5,771
Other Depreciation	18	23

Gross Profit	3,215	5,469

Other Operating Expenses:
Administrative and General Expenses	5,579	5,433
Less: Net Loss of Unconsolidated Entities	(108)	(270)
Total Other Operating Expenses	5,471	5,163

Operating (Loss) Income	$(2,256)	$306

Note  3.  Inventory

Spare parts and warehouse inventories are stated at the lower of cost or market based on the first-in, first-out method of accounting. Our fuel inventory is based on the average inventory method of accounting. As of March 31, 2014 and December 31, 2013, our inventory balances were approximately $11.3 million. Our inventory consists of three major classes, the break out of which is included in the following table:

(All Amounts in Thousands)	March 31,	December 31,
Inventory Classes	2014	2013
Spare Parts Inventory	$4,006	$3,968
Fuel Inventory	4,650	4,663
Warehouse Inventory	2,688	2,691
	$11,344	$11,322

Note 4.  Investment in Unconsolidated Entities

The following table summarizes our equity in net (loss) income of unconsolidated entities for the three months ended March 31, 2014 and 2013, respectively.

	Three Months ended March 31,
	2014	2013
(Amounts in Thousands)
Oslo Bulk, AS	$(62)	$41
Oslo Bulk Holding Pte, Ltd (formerly Tony Bulkers)	(18)	(372)
Terminales Transgolfo, S . A . D E C . V .	(28)	61
Total Equity in Net (Loss) Income of Unconsolidated Entities	$(108)	$(270)

These investments have been accounted for under the equity method and our portion of their earnings or losses is presented net of any applicable taxes on our condensed consolidated statements of income under the caption: "Equity in Net Loss of Unconsolidated Entities (Net of Applicable Taxes).”

We also have a 30% investment in Saltholmen Shipping Ltd, which has contracted to build two chemical tankers scheduled for delivery during the second quarter of 2014.  During the period ended March 31, 2014, we contributed approximately $5.8 million.

Note 5.  Goodwill and Other Intangible Assets

Amortization expense for intangible assets was approximately $1.0 million and $1.9 million for the three months ended March 31, 2014 and 2013, respectively.  Amortization expense for deferred assets was approximately $4.3 million and $1.9 million for the three months ended March 31, 2014 and 2013, respectively.  The following table presents the rollforward of goodwill, other intangible assets, and deferred assets as of March 31, 2014:

(Amounts in Thousands)
	Amortization Period	Balance at 12/31/13	Additions	Amortization	Reclassified	Balance at 3/31/14
Indefinite Life Intangibles
Goodwill		$2,735	$-	$-	$-	$2,735

Total Indefinite Life Intangibles		$2,735	$-	$-	$-	$2,735

Definite Life Intangibles

Trade names - FSI	240 months	$60	$-	$(1)	$-	$59
Trade names - UOS	96 months	1,561	-	(56)	-	1,505
Customer Relationships - FSI	240 months	396	-	(5)	-	391
Customer Relationships - UOS	96 months	26,739	-	(967)	-	25,772

Total Definite Life Intangibles		$28,756	$-	$(1,029)	$-	$27,727

Deferred Charges
Drydocking Costs	various	$26,428	$1,775	$(4,135)	$(132)	$23,936
Financing Charges and Other	various	2,881	62	(151)	-	2,792

Total Deferred Charges		$29,309	$1,837	$(4,286)	$(132)	$26,728

Note 6.  Income Taxes

We recorded a tax benefit of $882,000 on our $4.0 million of loss before taxes and equity in net loss of unconsolidated entities for the three months ended March 31, 2014. For the three months ended March 31, 2013, we recorded an income tax provision of $35,000 on our $2.0 million of income before taxes and equity in net loss of unconsolidated entities.  Included in both our 2014 tax benefit and our 2013 tax provision are taxes on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime and foreign tax withholdings.  Our 2014 tax benefit for the quarter ended March 31, 2014, also includes recognition of deferred tax benefits, which we were unable to recognize in 2013 due to the valuation allowance that we reversed in the fourth quarter of 2013, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2013, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Note 7.  Leases

Early Lease Buy-Out

In conjunction with our acquisition of UOS, in November 2012, we acquired the rights to various vessels, including a Tug/Barge unit leased to UOS through December 2013. At the end of the lease term, the acquired lease provided UOS with a purchase option permitting UOS to purchase both the Tug and Barge. Prior to the closing of the acquisition, UOS exercised the purchase option through a legally binding agreement. We acquired the lease agreement as part of the acquisition of UOS, including the binding purchase commitment, and were therefore obligated to purchase the unit. On September 25, 2013 we concluded the purchase of the Tug/Barge unit.

Office Leases

On September 19, 2013, we executed a five year lease agreement for office space in Tampa, Florida.  These offices serve the employees of UOS and are located in the same building as the previous UOS lease agreements. The lease calls for graduated payments in equal amounts over the 60 month term of the lease. In addition to the Tampa office, we signed a new two year lease agreement for our Shanghai, China office space. This lease is effective October 1, 2013 through September 30, 2015.

Note 8.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended March 31, 2014 and 2013:

	Pension Plan		Postretirement Benefits
(Amounts in Thousands)	Three Months Ended March 31,		Three Months Ended March 31,
Components of net periodic benefit cost:	2014	2013	2014	2013
Service cost	$154	$190	$3	$6
Interest cost	381	336	145	119
Expected return on plan assets	(655)	(557)	-	-
Amortization of prior service cost	(1)	(1)	25	25
Amortization of Net Loss	63	223	88	63
Net periodic benefit cost	$(58)	$191	$261	$213

We contributed $150,000 to our pension plan for the three months ended March 31, 2014. We expect to contribute an additional $450,000 before December 31, 2014.

Note 9.  Derivative Instruments

We use derivative instruments to manage certain foreign currency and interest rate risk exposures. We do not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded through other comprehensive income and reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of our derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and the occurrence of certain transactions.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which was $4.0 million in the aggregate for all of our contracts as of March 31, 2014.  The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss, net of taxes, was $4.3 million as of March 31, 2014 and $4.3 million as of December 31, 2013.

The notional and fair value amounts of our derivative instruments as of March 31, 2014 were as follows:

		Asset Derivatives		Liability Derivatives
		2014		2014
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
(Amounts in Thousands)	Amount	Location		Location
Interest Rate Swaps - L/T*	$46,640		$-	Other Liabilities	$(3,801)
Foreign Exchange Contracts	450	Other Current Assets	6		-
Foreign Exchange Contracts	900	Other Assets	32	Other Liabilities	(183)
Foreign Exchange Contracts	31,897		-	Current Liabilities	(9)
Total Derivatives designated as hedging instruments	$79,887		$38		$(3,993)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $46.6 million (based on a Yen to USD exchange rate of 103.23 as of March 31, 2014).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap is reflected in our statement of income (loss) for the first quarter of 2014 as a $14,000 loss. The fair value balance as of March 31, 2014, includes a negative $588,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income (loss) for the three months ended March 31, 2014 were as follows:

	Gain(Loss) Recognized in OCI*	Location of Gain(Loss) Reclassified from AOCI** to Income	Amount of Gain(Loss) Reclassified from AOCI to Income	Gain/(Loss) Recognized in Income from Ineffective portion
(Amounts in Thousands)	2014		2014	2014
Interest Rate Swaps	$9	Interest Expense	$341	$(14)
Foreign Exchange Contracts	-	Other Revenues	131	-
Total	$9		$472	$(14)

* Other Comprehensive Income
**Accumulated Other Comprehensive Income

Interest Rate Swap Agreements

We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on the balance sheet. Currently, our interest rate swap is accounted for as an effective cash flow hedge with the exception of a small portion of one contract.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss).

As of March 31, 2014, we had the following interest rate swap contract outstanding (amount in thousands):

Effective	Termination	Current
Date	Date	Notional Amount*	Swap Rate	Type

3/15/2009	9/15/2020	$46,640	2.065%	Variable-to-Fixed
Total:		$46,640

*Notional amount converted from Yen at March 31, 2014 at a Yen to USD exchange rate of 103.23

Foreign Currency Contracts

We enter into foreign exchange contracts to hedge certain firm foreign currency purchase commitments.  During 2013, we entered into two forward purchase contracts for Mexican Pesos which expire in 2014.  The first was for Mexican Pesos for $1.2 million U.S. Dollar equivalents at an exchange rate of 13.6103 and the second was for Mexican Pesos for $600,000 U.S. Dollar equivalents at an exchange rate of 13.3003.  Our Mexican Peso foreign exchange contracts cover 60% of our projected Peso exposure.  There were no forward sales contracts as of March 31, 2014.

In December 2013 we entered into three forward foreign exchange contracts totaling approximately Yen 3.3 billion in order to limit our exposure to currency fluctuations and to provide us with the option to fully payoff our current Yen Facility at an approximate exchange rate of 102.53 to $1.00.  One of these contracts expired in March 2014.  These remaining contracts and related agreements with the current lender give us the option to convert the Yen Facility into a USD-based Facility with the current lender at this fixed exchange rate, but otherwise on the same terms and with the same collateral.  As of the date of this report, we have not yet decided if or when to exercise this loan conversion option.  This particular forward foreign exchange contract does not qualify for hedge accounting treatment and is thus accounted for as an economic hedge.

The following table summarizes the notional current values as of March 31, 2014, of these contracts:

(Amounts in Thousands)
Transaction Date	Type of Currency	Amount Available in Dollars	Effective Date	Expiration Date
Nov-13	Peso	$450	Jan-14	Dec-14
Dec-13	Yen	1,269	Dec-13	Jun-14
Dec-13	Yen	30,628	Dec-13	Jul-14
Aug-13	Peso	900	Jan-14	Dec-14
		$33,247

Note 10. Long-Term Debt

On September 24, 2013, we entered into a new senior secured Credit Facility. The Credit Facility matures on September 24, 2018 and includes a term loan facility in the principal amount of $45 million and a revolving credit facility (“LOC”) in the principal amount up to $50 million. The LOC facility includes a $20 million sublimit for the issuance of standby letters of credit and a $5 million sublimit for swingline loans.  The Credit Facility has four lenders, each with commitments ranging from $15 million to $30 million. The facility carries an accordion feature, whereby an additional term loan up to $50 million may be advanced subject to certain financial requirements.

In conjunction with entering into the new Credit Facility, we used the Credit Facility to refinance and retire all indebtedness outstanding under our previously-existing LOC facility scheduled to expire in September 2014 and our five-year variable rate financing agreement we entered into on November 30, 2012.  As a result, both the old LOC facility and the old five-year variable rate facilities were terminated concurrently with the establishment of the new Credit Facility. The total amount paid off was approximately $46.6 million with $21.0 million of this amount drawn from the new LOC.  We categorized this refinancing as a debt extinguishment. The total fees associated with this facility included $1.4 million of bank fees and $148,000 of third party fees. All bank fees associated with the term loan facility were expensed during the third quarter of 2013, while all the fees associated with new LOC facility are being amortized and expensed over the term of the Credit Facility.

As of the dates indicated below, long-term debt consisted of the following:

		Interest Rate			Total Principal Due
(All Amount in Thousands)		March 31,	December 31,	Maturity	March 31,	December 31,
Description		2014	2013	Date	2014	2013
Secured:
Notes Payable – Variable Rate	(1)	2.7349%	2.7451%	2018	$14,602	$15,460
Notes Payable – Variable Rate		2.7400%	2.7400%	2018	44,160	45,081
Notes Payable – Variable Rate		2.5045%	2.5188%	2017	10,823	11,383
Notes Payable – Variable Rate		2.9166%	2.9181%	2018	12,070	12,780
Notes Payable – Variable Rate	(1)	2.7365%	2.7384%	2018	16,337	16,651
Notes Payable – Variable Rate	(2)	2.8900%	2.8964%	2020	31,246	31,437
Notes Payable – Variable Rate	(3)	4.0000%	3.7500%	2018	43,875	44,437
Secured Line of Credit	(3)	3.9100%	3.6700%	2018	21,000	21,000
					194,113	198,229
		Less Current Maturities			(19,559)	(19,213)
					$174,554	$179,016

1.

We entered into a variable rate financing agreement with ING Bank N.V., London branch on June 20, 2011 for a seven year facility to finance the acquisition of a Cape Size vessel and a Handymax Bulk Carrier Newbuilding, both of which we acquired a 100% interest in as a result of our acquisition of Dry Bulk.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches: Tranche A, fully drawn on June 20, 2011 in the amount of $24.1 million, and Tranche B, providing up to $23.3 million of additional credit. Under Tranche B, we drew $6.1 million in November 2011 and $12.7 million in January 2012.

2.

We have an interest rate swap agreement in place to fix the interest rate on our variable rate note payable expiring in 2020 at 2.065%. After applicable margin adjustments, the effective interest rate on this note payable is fixed at 3.715%. The swap agreement is for the same term as the associated note payable.

3.

As described in greater detail above, our senior secured Credit Facility matures on September 24, 2018 and includes a term loan facility in the principal amount of $45 million and a LOC in the principal amount up to $50 million. The LOC facility includes a $20 million sublimit for the issuance of standby letters of credit and a $5 million sublimit for swingline loans.

All of our principal credit agreements and operating leases require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage.  During first quarter of 2014, there was concern that we would be unable to meet all of our required debt covenants for the quarter.  As of March 31, 2014, our principal senior secured lenders and two of our lessors agreed to, in an amendment, among other things, defer the date upon which we are required to attain a more stringent leverage ratio and increased liquidity from December 31, 2013 to June 30, 2014.  Under these terms, we will continue to be required to maintain a consolidated leverage ratio of 4.50 to 1.0 through the fiscal quarter ending June 30, 2014, and 4.25 to 1.0 thereafter, and liquidity of not less than $15 million will continue through June 30, 2014 and $20 million thereafter.

Based on current conditions and our expectations for improved performance over the last nine months of 2014, we currently believe that we will be able to attain all of our financial covenants through the end of 2014, but we cannot assure you of this.

In addition to the restrictions under our new Credit Facility, certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We have consistently remained in compliance with this provision of these loan agreements.

Note 11. Other Long Term Liabilities

	March 31,	December 31,
(All Amounts in Thousands)	2014	2013
Deferred Gains, net of Amortization	$32,654	$34,009
Pension and Post Retirement	10,303	10,339
Alabama Lease Incentive	6,600	6,887
Insurance Reserves	4,288	5,521
Derivatives	3,984	4,412
Other	2,528	4,138
	$60,357	$65,306

Note 12.  Stock Based Compensation

We grant stock-based compensation in the form of (1) unrestricted stock awards to our independent Board of Directors and (2) restricted stock units (“RSUs”) to key executive personnel.   These awards are granted under the International Shipholding Corporation 2011 Stock Incentive Plan (the “Plan”), which was approved by our stockholders in 2011.

Unrestricted Stock Awards

On January 15, 2013, we granted our independent directors an aggregate of 6,708 unrestricted shares of common stock from the Plan.  On January 14, 2014,  we granted our independent directors an aggregate of 4,470 unrestricted shares of common stock from the Plan.  For the three months ended March 31, 2014 and 2013, our net income reflected approximately $30,000 of stock-based compensation expense charges related to these issuances, which had no effect on either basic or diluted earnings per share.

A summary of the activity for stock awards during the three months ended March 31, 2014, is as follows:

	2014
	Shares	Weighted Average Fair Value Per Share
Non-vested - December 31, 2013	-	-
Unrestricted Shares Granted	4,470	$ 26.80
Shares Vested	(4,470)	$ 26.80
Non-vested - March 31, 2014	-	-

Restricted Stock Units

General Terms

We grant restricted stock units to key executive personnel under the Plan.  Each year, we have granted awards that vest based on continued service (“Time-Based RSUs”) as well as awards that vest based on a combination of performance metrics and continued service (“Performance-Based RSUs”).  Our Time-Based RSUs generally vest one-third per year over a three-year period.  Each of our Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of common stock, depending upon performance.  We grant two types of Performance-Based RSUs – one for which vesting is contingent upon an absolute metric, earnings per share (our “Absolute Performance-Based RSUs”) and another for which vesting is contingent upon the Company’s performance as measured against a relative metric, relative total shareholder return (our “Relative Performance-Based RSUs”)

For our top four executives, their Absolute Performance-Based RSUs vest and pay out in the year following the grant.  For each other recipient, the Absolute Performance-Based RSUs vest and pay out one-third per year over the three years following grant, based on the achievement of the metric in the first year.  With respect to the Relative Performance-Based RSUs, vesting is contingent upon the Company’s total stockholder return for a given period as compared to the companies comprising the Russell 2000 index for the same period.  For our top four executives, the performance of their Relative Performance-Based RSUs are measured over a one-year period (the calendar year of the grant), while for each other recipient, the performance of their Relative Performance-Based RSUs are measured over a three-year period (through December 31 of the third year following the grant).  For all RSUs, vesting is contingent upon continued employment with the Company except in certain limited circumstances.

For the three months ended March 31, 2014 and 2013, our net income reflected $416,000 and $243,000, respectively, of RSU stock-based compensation expense charges.

2012 Grants

In 2012, we achieved maximum performance on our Absolute Performance-Based RSUs, and 21,564 shares of common stock vested and were paid out in 2013.  The remaining 3,000 RSUs will vest and pay out ratably in May 2014 and 2015.  With respect to our Absolute Performance-Based RSUs, for our top four executives, whose awards were measured over a  one-year performance period, our Company’s relative rank was in the 27th percentile, and therefore those awards paid out at 53% of grant (21,564 shares of common stock) in 2013.  Vesting of the remainder of Absolute Performance-Based RSUs granted in 2012 is based on the Company’s relative TSR rank over a three-year measurement period, and therefore those 3,000 RSUs will vest and be paid out in 2015 based on the Company’s relative performance as determined following the end of the performance period (December 31, 2014).

2013 Grants

In 2013, we achieved maximum performance on our Absolute Performance-Based RSUs, and 8,450 shares of common stock will vest and be paid out on May 7, 2014.  The remaining 3,525 RSUs will vest and pay out ratably in May 2015 and 2016.  With respect to our Absolute Performance-Based RSUs, for our top four executives, whose awards were measured over a one-year performance period, our Company’s relative rank was in the 79th percentile, and therefore those awards will pay out at 150% of grant (20,064 shares of common stock) on May 7, 2014.  The remainder of Absolute Performance-Based RSUs granted in 2013 will vest based on the Company’s relative TSR rank over a three-year measurement period, and therefore those 3,525 RSUs will be vest and be paid out in 2016 based on the Company’s relative performance as determined following the end of the performance period (December 31, 2015).

2014 Grants

On January 28, 2014, we granted 7,950 Time-Based RSUs, 17,351 Absolute Performance-Based RSUs, and 17,349 Relative Performance-Based RSUs. The fair value of the service based awards was calculated based on the closing market price of our stock as of the grant date times the number of RSUs issued with no forfeitures assumed. For our 2014, 2013, and 2012 awards, we used the closing market price of our stock on January 28, 2014, April 23, 2013, and May 7, 2012 which was $25.95,  $17.66, and $19.35 per share, respectively. The performance based RSUs are subject to vesting upon two different performance metrics: an absolute performance metric based on targeted earnings per share and a relative performance metric based on our total stockholder return over a given period as measured against that of the other companies in the Russell 2000 index.  In order to calculate the fair value of our absolute performance RSUs, we multiplied the closing market price of our stock as of the grant date times the number of RSU’s issued with no forfeitures assumed. For our 2014, 2013, and 2012 awards, we used the closing market price of our stock on January 28, 2014, April 23, 2013, and May 7, 2012 which was $25.95, $17.66, and $19.35 per share, respectively. We measured our related performance RSUs based on market conditions and were accounted for and measured differently from an award that has a performance or service feature. The effect of a market condition is reflected in the award’s fair value on the grant date. In order to derive the fair value of these awards, a Monte-Carlo simulation statistical technique was used to simulate our future stock prices and the components of the Russell 2000 Index. The stock prices were based upon the risk-free rate of return, the volatility of each entity, and the correlation of each entity with the Russell 2000 Index. We multiplied our ending simulated stock price by the payout percentage to determine a projected payout at the end of the performance period. The ending payout was then discounted, using the risk-free rate of return, to the grant date to determine the grant date fair value. Since 2014, 2013, and 2012 all provide for one year vesting (top four named executive officers) and three year vesting (all other award recipients), a fair value was calculated separately for the one and three year awards for each year.

The following assumptions were used:

	2014 Awards		2013 Awards		2012 Awards
	1 Year Vest	3 Year Vest	1 Year Vest	3 Year Vest	1 Year Vest	3 Year Vest

Stock Price	$25.95	$25.95	$17.66	$17.66	$19.35	$19.35
Expected Volatilities	44.3%	40.02%	33.5%	37.03%	44.31%	40.50%
Correlation Coefficients	0.3735	0.5541	0.4729	0.6254	0.719	0.6938
Risk Free Rate	0.10%	0.72%	0.10%	0.31%	0.16%	0.34%
Dividend Yield	3.85%	3.85%	5.70%	5.70%	5.17%	5.17%
Simulated Fair Value	$23.03	$25.46	$15.33	$16.57	$17.73	$18.88
Fair Value as a % of Grant	88.74%	98.10%	86.81%	93.83%	91.63%	97.57%

Our operating results, net income (loss) and net income (loss) before taxes for the periods set forth below include (i) the following amounts of compensation expense associated with the stock grants and RSUs and (ii) the related reductions in earnings per share:

	Three Months ended March 31,
	2014	2013
Stock-Based Compensation
Expense:
Stock Grants to Directors & Officers	$30,000	$30,000
RSUs Awards to Officers	$416,000	$243,000
Related Reduction in
Earnings Per Share [1]	$(0.04)	$(0.03)

[1] Same for basic and diluted earnings per share

In all cases, vesting is contingent upon continued employment with the company. A summary of the activity for the restricted stock awards during the three months ended March 31, 2014 is as follows:

	Number of RSU's	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2013	131,100	$ 18.77
Additional Awards Granted	-	-
Awards Granted	42,650	24.99
Awards Exercised	-	-
Awards Cancelled	-	-
Non-vested - March 31, 2014	173,750	$ 20.72

Note 13.  Stockholders’ Equity

A summary of the changes in Stockholders’ equity for the three months ended March 31, 2014, is as follows:

Stockholders'
(All Amounts in Thousands)	Equity
Balance December 31, 2013	$336,540
Net Loss	(3,217)
Common Stock Dividends*	(1,850)
Preferred Stock Dividends	(1,305)
Unrealized Foreign Currency Translation Loss	(25)
Net Change in Fair Value of Derivatives	9
Net Change in Funding Status of Defined Benefit Plan	175
Stock-based compensation expense	447
Balance March 31, 2014	$330,774
*Includes $36,000 of accrued dividends not paid

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the three months ended March 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2014 - January 31, 2014	-	-	-	285,377
February 1, 2014 - February 28, 2014	-	-	-	285,377
March 1, 2014 - March 31, 2014	-	-	-	285,377

Dividend Payments

During the three months ended March 31, 2014, we paid cash dividends in respect to our common stock as follows:

(Amounts in Thousands Except per Share Data )			Total
		Per Share	Dividend
Record Date	Payment Date	Amount	Paid
17-Feb-14	3-Mar-14	$0.250	$1,814
$1,814

During the three months ended March 31, 2014 we paid cash dividends in respect of our Series A and Series B Cumulative Perpetual Preferred Stock as follows:

(Amounts in Thousands Except per Share Data )				Total
			Per Share	Dividend
Record Date	Series	Payment Date	Amount	Paid
29-Jan-14	A	30-Jan-14	$2.375	$594
29-Jan-14	B	30-Jan-14	$2.250	711
				$1,305

Note 14. Preferred Stock

Series A Issuance

On February 21, 2013, we sold 250,000 shares of our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $1.00 par value per share, with a liquidation preference of $100.00 per share.

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series A Preferred Stock are payable at a rate of 9.50% per annum per $100.00 liquidation preference per share, starting from the date of original issue, February 21, 2013.  Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30.  However, the dividends are payable only if declared by our Board of Directors and must come from funds legally available for dividend payments.  On January 7, 2014, the Board of Directors declared a dividend of $2.375 per share on our Series A Preferred Stock for the preferred stockholders of record as of January 29, 2014, which was paid on January 30, 2014.  On April 9, 2014, the Board of Directors declared a dividend of $2.375 per share on our Series A Preferred Stock for the preferred stockholders of record as of April 29, 2014, which was paid on April 30, 2014.    As of March 31, 2014 we had no accumulated unpaid dividends for our Series A preferred stock.

Commencing on April 30, 2018, we may redeem, at our option, the Series A Preferred Shares, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date.  If at any time a “Change of Control” occurs, we will have the option to redeem the Series A Preferred Shares, in whole, within 120 days after the date of the Change of Control at the same cash redemption price.  The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or other mandatory redemption, and are not convertible into or exchangeable for any of our other securities.

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

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series B Preferred Stock are payable at a rate of 9.00% per annum per $100.00 liquidation preference per share, starting from the date of original issue, August 1, 2013. Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30.  However, the dividends are payable only if declared by our board of directors and must come from funds legally available for dividend payments.  On January 7, 2014, the Board of Directors declared a dividend of $2.25 per share on our Series B Preferred Stock for the preferred stockholders of record as of January 29, 2014, which was paid on January 30, 2014.  On April 9, 2014, the Board of Directors declared a dividend of $2.25 per share on our Series B Preferred Stock for the preferred stockholders of record as of April 29, 2014, which was paid on April 30, 2014.   As of March 31, 2104 we had no accumulated unpaid dividends for our Series B preferred stock.

Commencing on October 30, 2018, we may redeem, at our option, the Series B Preferred Shares, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date.  If at any time a “Change of Control” occurs, we will have the option to redeem the Series B Preferred Shares, in whole, within 120 days after the date of the Change of Control at the same cash redemption price.  The Series B Preferred Shares have no stated maturity, are not subject to any sinking fund or other mandatory redemption, and are not convertible into or exchangeable for any of our other securities.

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

Note 15.  Changes in Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

For the three months ending March 31, 2014

(Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation Loss	Defined Benefit Pension Items	Total

Beginning balance January 1, 2014	$4,279	$414	$9,217	$13,910

Other comprehensive (loss) income
before reclassification	(467)	25	-	(442)

Amount reclassified from accumulated
other comprehensive income	458	-	(175)	283

Net current-period other
comprehensive (loss) income	(9)	25	(175)	(159)

Ending balance as of March 31, 2014	$4,270	$439	$9,042	$13,751

*The fair value balance as of March 31, 2014, includes a negative $588,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Income

For the three months ending March 31, 2014

(Amounts in Thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Gains and losses on derivatives fair value

Interest rate contracts	$327	Interest expense
Foreign exchange contracts	131	Other revenues
	458	Total before tax
	-	Tax (expense) or benefit
	458	Net of tax

Amortization of defined benefit pension items

Prior service costs	(75)	A&G Expense
Actuarial losses	(100)	A&G Expense
Actuarial gains (losses)	-
	(175)	Total before tax
	-	Tax (expense) or benefit
	(175)	Net of tax

Total reclassifications for the period	$283	Net of tax

Note 16.  Earnings Per Share

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

	Three Months Ended March 31,
	2014	2013
Numerator
Net (Loss) Income	$(3,217)	$1,653
Preferred Stock Dividends	1,305	251
Net (Loss) Income Available to Common Stockholders	$(4,522)	$1,402

Denominator
Weighted Average Shares of Common Stock
Outstanding:
Basic	7,252,075	7,212,901
Plus:
Effect of dilutive restrictive stock	-	20,499
Diluted	7,252,075	7,233,400

Basic Earnings Per Common Share:
Net (Loss) Income per share - Basic	$(0.62)	$0.19

Net (Loss) Income per share - Diluted:	$(0.62)	$0.19

Note 17. Fair Value Measurements

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2014, segregated by the above-described levels of valuation inputs:

(Amounts in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Derivative Assets	$-	$38	$-	$38
Derivative Liabilities	$-	$(3,993)	$-	$(3,993)

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at March 31, 2014 and December 31, 2013. We estimated the fair value of our variable rate long-term debt at March 31, 2014, including current maturities, to equal approximately $192.5 million due to the variable rate nature of the debt as well as to the underlying value of the collateral.  Credit risk has also been considered and has been determined to not be a material factor.

Note 18.  New Accounting Pronouncements

During the three months ended March 31, 2014, no accounting pronouncements were issued that would have a material effect on our consolidated results of operations or financial condition.

Note 19.  Prior Period Revision

In the first quarter of 2014, we elected to revise our prior year financial statements in accordance with Accounting Bulletin No. 108 (SAB 108) for three previously uncorrected misstatements which impacted the fourth quarter of 2013. The corrections are immaterial to our financial statements for the period ended December 31, 2013. Accordingly, we corrected the balance sheet impact of these errors by revising our previously issued financial statements in our first quarter 10-Q filing. The first revision related to the cutoff of voyage revenues which resulted in a decrease in revenue and a decrease in voyage expenses for a net adjustment to pre-tax income of $70,000. The second correction related to the classification of the short-term and long-term portions of a related party note receivable. This revision decreased our short term note receivable and increased our long term note receivable by $275,000. The third revision related to an increase in our long-term deferred tax assets and a decrease to our deferred income tax expense by $305,000. The total effect of the revisions on retained earnings was an increase of $375,000 for the year ended December 31, 2013. The income statement effect of these entries will be revised in our financial statements for the twelve month period ended December 31, 2013 when the 2013 income statement or related data derived there from is included in one of our subsequent filings under the federal security laws.   The financial statement line items impacted by these revisions by more than 1% are presented in the table below in thousands:

		2013
Financial Statement Line Item	Dollar Impact	As Previously Reported	% Impact	2013 As Revised
Provision/(Benefit) for Income Taxes	$(305)	$(11,963)	2.54%	$(12,268)
Net Income	$375	$18,157	2.07%	$18,532
Comprehensive Income	$375	$29,163	1.20%	$29,538

Note: The impact of these revisions on Revenue, Voyage Expense, Total Operating Expenses, Operating Income, Income Before Provision (Benefit) for Income Taxes and Equity in Net Loss of Unconsolidated Entities, Retained Earnings, Stockholders’ Equity, Current Assets, Non-Current Assets, Current Liabilities, and Non-Current Liabilities was less than 1% of each line item, respectively.

Note 20.  Subsequent Events

On April 9, 2014, Saltholmen Shipping Ltd, a company in which we own a 30% stake, took delivery of the first of two 36,000 dead weight ton Chemical Tankers and immediately deployed the vessel under a ten year bareboat charter.  The second Chemical Tanker is expected to be delivered during the second quarter of 2014.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and other documents filed or furnished by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties, and other factors that may cause our actual results to be materially different from the anticipated future results expressed or implied by such forward-looking statements.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “anticipate,” “project,” “seek,” “hope,” “should,” or “could” and similar words.

Such forward-looking statements include, without limitation, statements regarding (1) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment plans or results, strategic alternatives, business strategies, and other similar statements of expectations or objectives; (2) our plans for operating the business and using cash, including our pricing, investment, expenditure and cash deployment plans; (3) our projected ability to deploy vessels in the spot market, under medium to long-term contracts, or otherwise; (4) our outlook on prevailing vessel rates, including estimates of the impact of dry cargo fleet supply or demand on time charter and voyage rates; (5) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (6) estimated scrap values of assets; (7) estimated proceeds from selling assets and the anticipated cost of constructing or purchasing new or existing vessels; (8) estimated fair values of financial instruments, such as interest rate and currency swap agreements; (9) estimated losses under self-insurance arrangements, as well as estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (10) estimated outcomes of, or losses attributable to litigation; (11) estimated obligations, and the timing thereof, relating to vessel repair or maintenance work; (12) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (13) our ability to remain in compliance with applicable regulations; (14) anticipated trends in supplemental cargoes; (15) anticipated trends in government spending, funding, or appropriations; (16) our ability to effectively service our debt or meet the financial covenants contained in our debt and lease agreements; (17) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (18) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and (19) assumptions underlying any of the foregoing.

Our forward-looking statements are based on our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control.  These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to a number of risks and uncertainties.  Actual events and results may differ materially from those anticipated, estimated, projected, expressed or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect.

Factors that could cause our actual results to differ materially from our expectations include our ability to:

•

maximize the usage of our newly-purchased and incumbent vessels and other assets on favorable economic terms, including our ability to (i) renew our time charters and other contracts when they expire, (ii) maximize our carriage of supplemental cargoes and (iii) improve the return on our international flag dry bulk fleet if and when market conditions improve;

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

•	procure adequate insurance coverage on acceptable terms; and
•	manage the amount and rate of growth of our operating, capital, administrative and general expenses.

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular;
•	industry-wide changes in cargo freight rates, charter rates, vessel design, vessel utilization or vessel valuations, or in charter hire, fuel or other operating expenses;
•	unexpected out-of-service days on our vessels whether due to drydocking delays, unplanned maintenance, accidents, equipment failures, adverse weather, natural disasters, piracy or other causes;
•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate;
•	the possibility that the anticipated benefits from corporate vessel acquisitions cannot be fully realized or may take longer to realize than expected.
•	political events in the United States and abroad, including terrorism, piracy and trade restrictions, and the response of the U.S. and other nations to those events;
•

election results and the appropriation of funds by the U.S. Congress, including the impact of any further cuts to federal spending similar to the “sequestration” cuts (discussed further elsewhere in this report);

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

These and other uncertainties related to our business are described in greater detail elsewhere below in this report, including “Risk Factors” appearing in Part II, Item 1A of this report.

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

Executive Summary

Overview of First Quarter 2014

Overall Strategy

We operate a diversified fleet of U.S. and International Flag vessels that provide domestic and international maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying niche growth opportunities, utilizing our extensive experience to meet those opportunities, and maintaining a diverse portfolio of medium to long-term contracts, and maintaining strong relations with our long-standing customer base by providing quality transportation services.

Overview

Our first quarter 2014 performance was adversely impacted by a reduction in supplemental cargoes, a significant increase in non-operating days (as described below) in our Jones Act fleet, and the repositioning of certain of our dry bulk vessels.

For the first quarter of 2014, we derived 75.6% of our revenues from fixed contracts, compared to 68.1% for the same period in 2013. While our fixed contract revenues remained fairly consistent for the three months ending in 2014 and 2013 (approximately $55 million during each), the percentage of our revenues derived from fixed revenues increased primarily from a decline in our variable revenues due principally to lower supplemental cargo revenues and lower revenues from our Rail-Ferry segment.

During the first quarter of 2014, the total non-operating days for our entire fleet was 64 days compared to 61 days for the same period in 2013. The majority of these non-operating days were due to our UOS fleet, which experienced 21 unplanned non-operating days associated with inclement weather conditions, 26 unplanned non-operating days related to repairs due to a machinery casualty to one vessel and 12 days of planned maintenance work. The total non-operating days experienced by our UOS fleet in the first quarter of 2013 was 19 days.

Most of our variable revenues are attributable to our Dry Bulk Carriers Segment, Rail-Ferry Segment, and the carriage of supplemental cargoes in our PCTC Segment.    Our Dry Bulk Carriers Segment continued to be impacted by the lower than expected dry bulk market rates, and was further impacted by the time and cost associated with repositioning certain of our dry bulk vessels.  Although prevailing dry bulk rates continue to be at depressed levels, we believe there are opportunities for improving our results by deploying our Handysize vessels on short to medium term time charters as their existing spot voyage charters expire during the second quarter of 2014. Our Rail-Ferry Segment reported lower results in the first quarter of 2014 as compared to the same period in 2013 due to lower cargo volumes and delays in entering the Port of Mobile due to inclement weather.

Although we expect lower supplemental cargo revenues in our PCTC segment to persist into the second quarter of 2014, we anticipate increased demand in the second half of the year.

Consolidated Financial Performance – First Quarter 2014 vs. First Quarter 2013

Overall net income decreased from a  $1.7 million profit in the first quarter of 2013 to a loss of $3.2 million in the first quarter of 2014. Included in the first quarter 2013 results was a $3.2 million non-cash foreign exchange gain while the first quarter 2014 results included an $84,000 non-cash foreign exchange loss on our Yen forward contracts and Yen inventory. Our operating income for the first quarter of 2014 decreased by $2.6 million when compared to the results from the same period of 2013, reflecting reductions in our supplemental cargo revenues and UOS revenues discussed above. Results from our unconsolidated entities improved from a loss of $270,000 in the first quarter of 2013 to a loss of $108,000 for the same period of 2014, reflecting improved rates associated with our Mini Bulker equity investment.

Segment Performance – First Quarter 2014 vs. First Quarter 2013

Jones Act

▪	Decrease of $2.1 million in gross voyage profits primarily based on a decrease in UOS results.
▪	59 non-operating days in 2014 as compared to 23 days in 2013.

Pure Car Truck Carriers

▪	Decrease in gross voyage profits from $4.1 million to $2.4 million.
▪	Decrease primarily based on lower supplemental cargo revenues.

Dry Bulk Carriers

▪	Increase in gross voyage profits of approximately $2.8 million.
▪	Results driven by higher dry bulk time charter revenues on our Capesize vessel year over year.

Rail-Ferry

▪	Decrease in gross voyage profits of $662,000 due to lower cargo volumes, as partially offset by lower voyage costs due to a reduced number of sailings.

Specialty Contracts

▪	Increase of $561,000 in gross voyage profits primarily due to the employment of our Ice Strengthened Multi-Purpose vessel.

Financial Discipline & Balance Sheet

▪	Total cash available of $11.4 million at March 31, 2014.
▪	Cash generated from operations of $7.5 million for the three months ended March 31, 2014.
▪	Working capital of $4.7 million at March 31, 2014.
▪	Approximately $25.5 million of borrowing capacity available on our line of credit at March 31, 2014.

Because of the overall condition of the global economy in general, and the marine transportation industry specifically, we continue to test our long-lived assets quarterly to determine whether or not the fair value of each of our segment vessels (based upon projected segment undiscounted cash flows) exceed each of our segment vessels’ carrying amounts. Based on our assessment, we believe no impairments existed as of March 31, 2014. As of this same date, the total aggregated fair value of the vessels that we own, based on the most recent appraisal of each vessel, was $477.1 million, as compared to the total aggregated net book value of $417.8 million.

The following table lists the 50 vessels in our operating fleet as of March 31, 2014, 21 of which are owned by our wholly-owned subsidiaries:

		Vessels		Year Built	Business Segment (1)	Owned	Bareboat Charter/ Leased	Operating Contracts	Partially Owned	Time Chartered	Weight Carrying Capacity (MT)

1		ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	Jones Act	X					38,847
2		SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	Jones Act		X				27,678
3		COASTAL303/ALABAMA ENTERPRISE	ATB TUG/BARGE UNIT	1973/1981	Jones Act	X					23,314
4		NAIDA RAMIL/PEGGY PALMER	ATB TUG/BARGE UNIT (2)	1994/1981	Jones Act	X					34,367
5		COASTAL101/LOUISIANA ENTERPRISE	ATB TUG/BARGE UNIT	1973/1984	Jones Act	X					33,529
6		COASTAL202/FLORIDA ENTERPRISE	ITB TUG/BARGE UNIT	1977	Jones Act	X					33,220
7		MARY ANN HUDSON	BULK CARRIER	1981	Jones Act	X					37,061
8		MISSISSIPPI ENTERPRISE	BULK CARRIER	1980	Jones Act	X					37,244
9		ROSIE PARIS	HARBOR TUG	1974	Jones Act	X					N/A
10		GREEN BAY	PURE CAR/TRUCK CARRIER	2007	PCTC		X				18,312
11		GREEN COVE	PURE CAR/TRUCK CARRIER	1999	PCTC		X				22,747
12		GREEN DALE	PURE CAR/TRUCK CARRIER	1999	PCTC	X					16,157
13		GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	PCTC		X				22,799
14		GREEN POINT	PURE CAR/TRUCK CARRIER	1994	PCTC	X					14,930
15		GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	PCTC	X					21,523
16		GLOVIS COUNTESS	PURE CAR/TRUCK CARRIER	2010	PCTC	X					18,701
17		BALI SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,737
18		BANDA SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X					20,664
19		EGS CREST	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,914
20		EGS TIDE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,916
21		EGS WAVE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X					35,916
22		INTERLINK VERITY	HANDYSIZE BULK CARRIER	2012	Dry Bulk					X	37,000
23		BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	Dry Bulk	X					170,578
24		BULK AMERICAS	SUPRAMAX BULK CARRIER	2012	Dry Bulk	X					57,959
25		OSLO BULK 1	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
26		OSLO BULK 2	MINI BULK CARRIER	2010	Dry Bulk				X		8,028
27		OSLO BULK 3	MINI BULK CARRIER	2010	Dry Bulk				X		8,029
28		OSLO BULK 4	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
29		OSLO BULK 5	MINI BULK CARRIER	2010	Dry Bulk				X		8,040
30		OSLO BULK 6	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
31		OSLO BULK 7	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
32		OSLO BULK 8	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
33		OSLO BULK 9	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
34		OSLO BULK 10	MINI BULK CARRIER	2011	Dry Bulk				X		8,040
35		OSLO BULK 11	MINI BULK CARRIER	2008	Dry Bulk				X		8,000
36		SEA CARRIER	MINI BULK CARRIER	2010	Dry Bulk				X		9,300
37		OSLO CARRIER 2	MINI BULK CARRIER	2010	Dry Bulk				X		9,300
38		OSLO CARRIER 3	MINI BULK CARRIER	2011	Dry Bulk				X		9,300
39		SEA STEAMER	MINI BULK CARRIER	2011	Dry Bulk				X		9,300
40		MAERSK ALABAMA	CONTAINER VESSEL	1998	SP		X				17,525
41		MAERSK CALIFORNIA	CONTAINER VESSEL	1992	SP		X				25,375
42		MARINA STAR 2	CONTAINER VESSEL	1982	SP			X			13,193
43		MARINA STAR 3	CONTAINER VESSEL	1983	SP			X			13,193
44		TERRITORY TRADER	CONTAINER VESSEL	1991	SP			X			3,183
45		FLORES SEA	MULTI-PURPOSE VESSEL	2008	SP			X			11,151
46		SAWU SEA	MULTI-PURPOSE VESSEL	2008	SP			X			11,184
47		OCEAN PORPOISE	TANKER	1996	SP	X					13,543
48		OCEAN HERO	TANKER	1996	SP			X			13,543
49		OCEAN GIANT	MULTI-PURPOSE HEAVY LIFT DRY CARGO VESSEL	2012	SP		X				19,382
50		OSLO WAVE	ICE STRENGTHENED MULTI-PURPOSE VESSEL	2000	SP	X					17,381
						21	7	6	15	1	1,099,343
	(1)	Business Segments:
		Jones Act	Jones Act
		PCTC	Pure Car Truck Carriers
		RF	Rail-Ferry
		Dry Bulk	Dry Bulk Carriers
		SP	Specialty Contracts
	(2)	Currently Inactive

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business. The following table provides a reconciliation of consolidated gross voyage profit to our operating (loss) income.

	Three Months Ended March 31,
(All Amounts in Thousands)	2014	2013
Revenues	$72,694	$81,124

Voyage Expenses	62,632	69,591
Net Loss of Unconsolidated Entities	108	270

Gross Voyage Profit	9,954	11,263

Vessel Depreciation	6,721	5,771
Other Depreciation	18	23

Gross Profit	3,215	5,469

Other Operating Expenses:
Administrative and General Expenses	5,579	5,433
Less: Net Loss of Unconsolidated Entities	(108)	(270)
Total Other Operating Expenses	5,471	5,163

Operating (Loss) Income	$(2,256)	$306

Operating days are defined as days that the vessels/units are generating revenues or positioning to generate revenues.  Non-operating days would be defined as all other days.

RESULTS OF OPERATIONS

Three MONTHS ENDED MARCH 31, 2014

COMPARED TO THE Three MONTHS ENDED MARCH 31, 2013

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2014
Fixed Revenue	$29,100	$15,615	$1,526	$-	$8,702	$-	$54,943
Variable Revenue	-	3,941	3,590	7,926	2,248	46	17,751
Total Revenue from External Customers	29,100	19,556	5,116	7,926	10,950	46	72,694
Intersegment Revenues(Eliminated)	-	-	-	-	-	(4,321)	(4,321)
Intersegment Expenses Eliminated	-	-	-	-	-	4,321	4,321
Voyage Expenses	24,876	17,198	3,643	7,042	10,200	(327)	62,632
Loss of Unconsolidated Entities	-	-	80	28	-	-	108
Gross Voyage Profit	$4,224	$2,358	$1,393	$856	$750	$373	$9,954

Gross Voyage Profit Margin	15%	12%	27%	11%	7%	811%	14%

2013
Fixed Revenue	$31,855	$16,395	$874	$-	$6,832	$-	$55,956
Variable Revenue		11,477	3,361	9,128	855	347	25,168
Total Revenue from External Customers	31,855	27,872	4,235	9,128	7,687	347	81,124
Intersegment Revenues (Eliminated)	-	-	-	-	-	(13,995)	(13,995)
Intersegment Expenses Eliminated	-	-	-	-	-	13,995	13,995
Voyage Expenses	25,556	23,684	5,203	7,671	7,497	(20)	69,591
(Income) Loss of Unconsolidated Entities	-	-	331	(61)	-	-	270
Gross Voyage Profit (Loss)	$6,299	$4,188	$(1,299)	$1,518	$190	$367	$11,263

Gross Voyage Profit Margin	20%	15%	(31)%	17%	2%	106%	14%

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the three months ended March 31, 2014 and 2013:

Revenues
50,000
40,000
30,000
20,000
10,000
0
Thousands of Dollars
2014
2013
2014
2013
2014
2013
2014
2013
2014
2013
Jones Act
PCTC
Dry Bulk
Rail Ferry
Specialty

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act: Overall revenues and gross voyage profit decreased by $2.8 million and $2.1 million, respectively, when comparing first quarter 2014 to 2013. The decrease was primarily due to 51 less operating days when compared to 2013 due to adverse weather and unplanned vessel maintenance causing an increase in ballast voyages, which negatively impacted gross voyage profit margins.

Pure Car Truck Carriers: Overall revenues decreased by $8.3 million when comparing first quarter 2014 to 2013.  The decrease was driven primarily by a reduction in the amount of supplemental cargo carried.  The decrease in revenue resulted in gross voyage profit decreasing from $4.2 million in 2013 to $2.4 million in 2014. Our fixed contract revenues for this segment were $15.6 million and $16.4 million in first quarter 2014 and 2013, respectively. Our variable revenues were  $3.9 million and $11.5 million for the same periods in 2014 and 2013, respectively, and represent revenues derived from supplemental cargoes. The first quarter 2014 operating cost for the vessels in this segment was on or near budget and comparable to first quarter 2013 operating costs.

Dry Bulk Carriers: Overall revenues and gross voyage profit increased $881,000 and $2.7 million, respectively, when comparing the first quarter of 2014 to 2013.  The improvement in our results was primarily driven by the deployment of our Capesize vessel on a one-year time charter and higher charter hire rates earned by the Mini-Bulker vessels in which we hold minority interests.  These improvements were partially offset by the repositioning of certain dry bulk vessels discussed above under “ – Overview.”  The first quarter 2014 operating cost for these vessels was reported at budget and this segment incurred only one non-operating day for the quarter.

Rail-Ferry: Revenues decreased by $1.2 million when comparing the first quarter of 2014 to the same period in 2013. Gross voyage profit decreased by $622,000 when comparing 2013 to 2014 and was driven by lower cargo volumes.  The vessels operated this past quarter within our operating budget.

Specialty Contracts:  Revenues increased from $7.7 million in the first quarter 2013 to $11.0 million in the first quarter 2014 while gross voyage profit increased by $560,000 for the same period.  The slight improvement reflects the employment of our Ice Strengthened Multi-purpose vessel, which was in drydock in the first quarter of 2013.

Other:  Gross voyage profit was comparable year over year for this segment.

Administrative and General Expense:  Administrative and general expenses increased from $5.4 million in the first quarter of 2013 to $5.6 million in the first quarter of 2014.  The following table shows the significant components of administrative and general expenses for the first quarter of 2014 and 2013, respectively.

	Three Months Ended March 31,	Three Months Ended March 31,
A&G Account	2014	2013	Variance

Wages and Benefits	$2,905	$3,299	$(394)	A
Executive Stock Compensation	446	273	173	B
Professional Services	645	316	329	C
System Hardware and Software	201	270	(69)
Office Building Expense	406	428	(22)
Other	976	847	129	D
TOTAL:	$5,579	$5,433	$146

A) The reduction is due to accrued bonus expense in the first quarter of 2013 that was not repeated in the first quarter of 2014.

B) Primarily driven by higher stock prices.

C) The increase in professional services is due to increased audit and legal fees in the first quarter of 2014 compared to 2013.

D) Primarily related to an increase in the general insurance provision and travel and entertainment expenses.

Other Income and Expense

Interest Expense was $2.1 million for the first quarter of 2014, which was essentially unchanged from the interest expense for the first quarter of 2013.

Derivative Loss/(Gain) decreased to a $14,000 loss in the first quarter of 2014  from $77,000 of income in the first quarter of 2013.

Other income from vessel financing decreased from $555,000 to $489,000 in the first quarter of 2013 and 2014, respectively, driven by a lower principal balance upon which interest is earned on a note receivable issued to us in connection with our sale of two vessels to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss of $84,000 in the first quarter of 2014 is associated with our normal recurring period-end currency revaluations, including the impact of revaluing our obligations under the forward contracts relating to the Yen-denominated financing of one of our PCTC vessel. The exchange loss was principally attributable to a change in the exchange rate of 105.31 Yen to 1 USD at December 31, 2013 compared to 103.23 Yen to 1 USD at March 31, 2014, net of the impact of foreign forward exchange contracts we entered into in the fourth quarter of 2013 to limit our exposure to fluctuations in the value of the Yen.

Income Taxes

We recorded a tax benefit of $882,000 on our $4.0 million of loss before taxes and equity in net loss of unconsolidated entities for the three months ended March 31, 2014. For the three months ended March 31, 2013, we recorded an income tax provision of $35,000 on our $2.0 million of income before taxes and equity in net income of unconsolidated entities. Included in both our 2014 tax benefit and our 2013 tax provision are taxes on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime and foreign tax withholdings.  Our 2014 tax benefit also includes recognition of deferred tax benefits, which we were unable to recognize in 2013 due to the valuation allowance that we reversed in the fourth quarter of 2013, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2013, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in net (loss) income from unconsolidated entities, net of taxes, improved from a loss of $270,000 in the first quarter of 2013 to a loss of $108,000 in the first quarter of 2014, driven primarily by improved charter hire rates on our equity investment in Mini-Bulker vessels.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included in Item 1 of Part I of this report.

Working Capital

Our working capital (defined as the difference between our total current assets and total current liabilities) decreased from $16.4 million at December 31, 2013 to $4.7 million at March 31, 2014. This $11.7 million decrease in working capital was primarily driven by a $8.6 million decrease in cash and cash equivalents during the first three months of 2014 to a total of $11.4 million at March 31, 2014. The decrease in cash and cash equivalents was a result of cash used in financing activities of $7.9 million and cash used in investing activities of $8.1 million, partially offset by cash provided by operating activities of $7.5 million.  Total current liabilities of $68.3 million as of March 31, 2014 included $19.6 million of current maturities of long-term debt.

Restricted Cash

As of March 31, 2014 we had $8.0 million of cash classified as restricted cash, of which $6.0 million was associated with a performance guarantee and $2.0 million was associated with a deposit under a PCTC operating lease that we anticipate receiving in the first quarter of 2015.

As of December 31, 2013, we had $8.5 million of cash classified as restricted cash, of which $6.0 million was associated with a performance guarantee and $2.5 million was associated with a covenant to maintain a minimum loan to value ratio on loans associated with the financing of one Capesize vessel, one Supramax Bulk Carrier, and three Handysize Bulk Carriers.  The loan to value was normalized in 2014 and this deposit was returned.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was $7.5 million after adjusting our net loss of $3.2 million upward for non-cash items such as depreciation and amortization and non-cash stock based compensation, which were partially offset by $1.8 million in deferred drydocking payments, and various other items specified in our consolidated statements of cash flows.

Net Cash Used in Investing Activities

Net cash used in investing activities of $8.1 million for the three months ended March 31, 2014 primarily consisted of $5.5  million of capital outlays for purchase of property in New Orleans and the construction of our Handysize new building, and $5.8 million related to our investment in our unconsolidated entity owning two Chemical Tankers to be delivered in the second quarter of 2014.  These amounts were partially offset by a  $2.5 million decrease in restricted cash, noted above, and $1.1 million from cash received on notes receivables.

Net Cash Used In Financing Activities

Net cash used in financing activities of $7.9 million for the three months ended March 31, 2014 included $8.0 million of proceeds from a draw on our line of credit, which was largely offset by $4.8 million of regularly scheduled debt payments, $8.0 million of payments to reduce our line of credit indebtedness and $3.1 million of common stock and preferred stock dividend payments.

Capital Outlays

Our capital outlays relate primarily to the investments in assets, capital expenditures that enhance the value or safety of our vessels, and scheduled drydock costs.

In addition to our periodic vessel purchases, we regularly incur drydocking and other capital expenditures on an ongoing basis in order to extend the useful life of our vessels, to improve and modernize our fleet, to comply with various requirements or standards imposed by insurers or governmental or quasi-governmental authorities, and to upgrade our on-shore infrastructure. The amount of our capital expenditures is influenced by, among other things, changes in regulatory, quasi-regulatory or insurance requirements or standards, drydocking schedules for our various vessels, demand for our services, cash flow generated by our operations, and cash required for other purposes. Based on current plans and strategies, we currently estimate our total capital outlays for 2014 will be approximately $29.0 million, which includes approximately $8.5 million on the purchase price and renovation of the new headquarters in New Orleans, Louisiana that we plan to build., and approximately $3.8 million on the of last of our installment payments on the investment in our Handysize Vessel scheduled for delivery in early 2015.  The following table discloses (i) our capital outlays for the quarter ended March 31, 2014 and (ii) our projected capital outlays for the balance of 2014:

	Quarter Ended	Estimated Expenditures
(All Amounts In Thousands)	31-Mar	30-Jun	30-Sep	31-Dec	Total
Capital Improvements	$386	$500	$3,500	$-	$4,386
Drydock	1,775	2,184	6,170	1,975	12,104
Building	3,565	-	2,463	2,463	8,491
Construction In Progress	1,919	-	1,919	-	3,838
Other	13	160	-	40	213
	$7,658	$2,844	$14,052	$4,478	$29,032

Debt and Lease Obligations

Debt Obligations

On September 24, 2013, we terminated our previously-existing revolving credit facility scheduled to expire in September 2014 and five-year variable rate financing agreement that we entered into on November 30, 2012.  Concurrently with these terminations, we and all of our domestic subsidiaries entered into a new senior secured credit facility (“Credit Facility”) that (i) increased our borrowing capacity to $95.0 million, with a potential increase to $145.0 million on the terms described below, (ii) modified our covenant restrictions, (iii) extended the maturity date of our facility to September 24, 2018, (iv) further monetized the value of our U.S. assets, and (v) allowed us to refinance and retire all indebtedness outstanding under our previously-existing revolving credit facility and five-year variable rate financing agreement.  The total amount paid off on September 24, 2013 was approximately $46.6 million, of which $21.0 million was drawn from the new revolving credit facility under the Credit Facility.

The Credit Facility includes a term loan facility in the principal amount of $45.0 million and a revolving credit facility (the “LOC”) in the principal amount up to $50 million. The LOC includes a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  The Credit Facility carries an accordion feature, whereby an additional term loan of up to $50.0 million may be advanced subject to certain financial requirements.  The Credit Facility has four lenders, each with commitments ranging from $15.0 million to $30.0 million. As of March 31, 2014, we had $21.0 million of borrowings and $3.5 million of letters of credit outstanding under our LOC, leaving us with approximately $25.5 million of borrowing capacity

Under the Credit Facility, each of our domestic subsidiaries is a joint and several co-borrower.  The obligations of all the borrowers under the Credit Facility are secured by all personal property of the borrowers, including the U.S. flagged vessels owned by ISH’s domestic subsidiaries and collateral related to such vessels.  Several of our international flagged vessels are pledged as collateral securing various of our other secured debt facilities.

Effective March 31, 2014, we amended the Credit Facility in the manner discussed below under the heading “– Debt Covenants.”

The Credit Facility, as amended, includes usual and customary covenants and events of default for credit facilities of its type.  Our ability to borrow under the Credit Facility is conditioned upon continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those that stipulate that we maintain a consolidated leverage ratio of 4.50 to 1.0 through the fiscal quarter ending June 30, 2014, and 4.25 to 1.0 thereafter, liquidity of not less than $15.0 million through June 30, 2014, and $20.0 million thereafter, and a consolidated net worth of not less than the sum of $228.0 million plus 50% of our consolidated net income earned after December 31, 2011, plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility). For more information on our compliance with these covenants, see “– Debt Covenants” below.

Lease Obligations

As of March 31, 2014, we held six vessels under operating contracts, seven vessels under bareboat charter or lease agreements and one vessel under a time charter agreement. The types of vessels held under these agreements include (i) a Molten-Sulphur Carrier in our Jones Act segment, (ii) three Pure Car Truck Carriers that operate under our PCTC segment, (iii) one Handysize Bulk Carrier that operates in our Dry Bulk Carriers segment, and (iv) two Multi-Purpose vessels, a Tanker, five Container vessels, and one Heavy Lift vessel, all of which operate in our Specialty Contracts segment.

Our vessel operating lease agreements have early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances.  The lease agreements impose certain financial covenants, including defined minimum working capital and net worth requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.  See “- Debt Convenants” below.

On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Bank Northwest National Association of our 2007-built PCTC.  The sale generated proceeds of $59.0 million, which we used to pay down debt of $54.5 million. We are leasing the vessel back under a ten-year lease agreement with early buyout options that we can exercise in 2017 and 2019 under certain specified circumstances.  The sale resulted in a gain of $14.9 million, which we recorded as a deferred gain on the balance sheet and will recognize as income over the length of the lease.

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

On November 27, 2012, we sold a 1998-built PCTC to CapitalSource Bank for approximately $31 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2017. This lease is classified as an operating lease, with the $11.7 million gain on this sale-leaseback being deferred and recognized over the term of the lease.

We used the net proceeds of approximately $63 million from the November 27, 2012 transactions to finance a portion of the purchase price for our acquisition of UOS, which was completed on November 30, 2012.

On December 27, 2012, we sold a 1999-built PCTC to BB&T Equipment Finance for $32 million cash and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2015 or again in 2018 under certain specified circumstances.  This lease is classified as an operating lease.

In conjunction with our acquisition of UOS in November 2012, we acquired the rights to various vessels, including four Tug/Barge units, two Bulkers and one Harbor Tug. One of the four Tug/Barge units was leased to UOS through December 2013. At the end of the lease term, the acquired lease provided UOS with a purchase option permitting UOS to purchase both the Tug and Barge. Prior to the closing of our acquisition, UOS exercised the purchase option through a legally binding agreement. We acquired the lease agreement as part of our acquisition of UOS, including the binding purchase commitment, and were therefore obligated to purchase the unit. On September 25, 2013, we concluded the purchase of the Tug/Barge unit.

We also conduct certain of our operations from leased office facilities.  On September 19, 2013, we executed a five year lease agreement for office space in Tampa, Florida.  These offices serve the employees of UOS and are located in the same building as the previous lease agreement. The lease calls for graduated payments in equal amounts over the 60-month term of the lease. In addition to the Tampa office, we signed a new two year lease agreement for our Shanghai, China office space. This lease is effective October 1, 2013 through September 30, 2015.

As previously announced, we intend to relocate our corporate headquarters from Mobile, Alabama to New Orleans, Louisiana during the fourth quarter of 2015 after we complete renovations of a new facility in downtown New Orleans. Our renovation and moving costs are expected to be partially offset by approximately $10.2 million in incentives offered by the State of Louisiana. We are planning to terminate our Mobile office lease in 2015 and in doing so will incur approximately $3.0 million in lease termination expenses. There were no significant expenditures in the first quarter of 2014 related to the relocation.

For additional information, see the table quantifying our aggregate debt and lease obligations included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations and Other Commitments.”

Debt Covenants

All of our principal credit agreements and operating leases require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage. For more information, see “Risk Factors” in Item 1A of Part II of this report.

As of March 31, 2014, our principal senior secured lenders and two of our lessors agreed at our request to, among other things, defer the date upon which we are required to attain a more stringent leverage ratio and increased liquidity from December 31, 2013 to June 30, 2014.  Under the prior terms, we were required to maintain a consolidated leverage ratio of 4.50 to 1.0 through the fiscal quarter ending December 31, 2013 and 4.25 to 1.0 thereafter, and liquidity of not less than $15 million through December 31, 2013 and $20 million thereafter.  Under these new terms, we will be required to maintain a consolidated leverage ratio of 4.50 to 1.0 through the fiscal quarter ending June 30, 2014, and 4.25 to 1.0 thereafter, and liquidity of not less than $15 million through June 30, 2014 and $20 million thereafter.

The following table represents the actual and required covenant amounts required under our principal credit agreements and operating leases (after giving effect to the new terms described above) for the three months ending March 31, 2014:

	Actual	Required
Net Worth (thousands of dollars) (1)	$330,774	$312,543
Working Capital (thousands of dollars) (2)	$4,651	$1
Interest Expense Coverage Ratio (minimum) (3)	5.67	2.50
EBITDAR to Fixed Charges (minimum) (4)	1.2	1.15
Total Indebtedness Leverage Ratio – EBITDAR (maximum) (5)	4.33	4.50
Minimum Liquidity (6)	$24,523	$15,000

1.	Defined as total assets (less Goodwill) minus total liabilities (less fees associated with the issuance of our preferred stock).
2.	Defined as total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between fixed charges to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”).
5.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.
6.	Defined as available borrowing capacity under our line of credit plus available cash.

Although we expect that our operating results for the remainder of 2014 to be stronger than our first quarter 2014 results, our failure to produce improved results could jeopardize our ability to attain one or more of our financial covenants in the future.  Based on current conditions and our expectations for improved performance over the last nine months of 2014, we currently believe that we will be able to attain all of our financial covenants through the end of 2014, but cannot assure you of this.  Our ability to attain our financial covenants after December 31, 2014 will be dependent upon a wide range of factors, several of which are outside of our control.  For additional information, see “Risk Factors – We cannot assure you that we will be able to comply with all of our loan covenants” in Item 1A of Part II of this report.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt.  Based on current circumstances, we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations. To the extent we are required to seek additional capital, our efforts could be hampered by continuing uncertainties in the credit markets. We presently have interest rate swaps on 16% of our long-term debt.  See “Risk Factors” in Item 1A of Part II of this report.

Pension Obligations

We contributed $150,000 to our pension plan for the three months ended March 31, 2014. We expect to contribute an additional $450,000 before December 31, 2014.

Shelf Registration Statement and Other Matters

On December 4, 2013, the SEC declared effective our new universal shelf registration statement, which enables us to sell up to $200 million of certain registered debt and equity securities.  The new registration statement replaces our 2010 universal shelf registration statement, under which we issued $56.5 million of preferred stock.

We routinely evaluate the acquisition of additional vessels or businesses and from time to time evaluate possible vessel divestitures.  At any given time, we may be engaged in discussions or negotiations regarding acquisitions or dispositions.  We generally do not announce our acquisitions or dispositions until we have entered into a definitive agreement.  We may require additional financing in connection with any such acquisitions, refinancing transactions or to increase working capital.  Our consummation of any such financing transactions could have a material impact on our financial condition or operations.

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

On April 7, 2014, the Board of Directors declared a dividend of $2.375 and $2.25 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock and 9.0% Series B Cumulative Perpetual Preferred Stock, respectively,  to preferred stockholders of record on April 29, 2014, which was paid on April 30, 2014.    On April 30, 2014, the Board of Directors declared a dividend of $.25 per share of common stock to common stockholders of record as of May 16, 2014, payable on June 3, 2014.

Holders of our equity securities have no contractual or other legal right to receive dividends.  See “Risk Factors” in Part II, Item A, of this report.

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

New Accounting Pronouncements

During the three months ended March 31, 2014, no accounting pronouncements were issued that would have a material effect on our consolidated results of operations or financial condition.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at March 31, 2014 approximated its carrying value due to the short-term duration of the underlying securities. The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.

The fair value of long-term debt, which is calculated based on the current rates offered to us versus current rates on our outstanding obligations, is approximately $192.5 million as of March 31, 2014.

We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on our balance sheet. We have a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010. The notional amount under this contract is $46.6 million (based on a Yen to USD exchange rate of 103.23 as of March 31, 2014). With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings. The change in fair value related to the ineffective portion of this swap is reflected in our results of operations for the first quarter of 2014 as a $14,000 loss.

We currently have one open variable to fixed interest rate swap agreement with commercial banks with respect to debt instruments under which we owed $31.2 million at March 31, 2014. For this agreement, we are the fixed rate payor and the commercial bank is the floating rate payor.  The fair value of this agreement at March 31, 2014, which is estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, was a liability of $3.8 million. A hypothetical 10% decrease in interest rates as of March 31, 2014, would have increased this liability to an aggregate liability of $4.2 million.

Commodity Price Risk.  As of March 31, 2014, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry and Jones Act segments. We have fuel surcharges and escalation adjustments in place for both of these segments, which we believe mitigates the price risk for those services during 2014. We estimate that a 20% increase in the average price of fuel for the period January 1, 2014 through March 31, 2014 would have resulted in an increase of approximately $238,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.03 in our basic and diluted earnings per share based on the shares of our common stock outstanding as of March 31, 2014. The additional fuel costs assume revenue from escalation adjustments but that no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates. Our time charterers in our PCTCs, Dry Bulk Carriers and Specialty Contracts segments are responsible for purchasing vessel fuel requirements under governing time charters; thus, our fuel price risk in these segments is currently limited to any voyage charters concluded within our Dry Bulk Carriers segment.  Since the voyage charters in our Dry Bulk Carriers segment are generally short term transactions the applicable voyage freight rates are based on current fuel costs.

Foreign Exchange Rate Risk.  We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2012, the first quarter of 2013 and the third and fourth quarters of 2013. These contracts mature on various dates during 2013 and 2014 (See Note 9). The fair value of these contracts at March 31, 2014 is a liability of $155,000. A hypothetical 10% adverse change in exchange rates at March 31, 2014 would have increased this liability to an aggregate liability of $170,000. Substantially all of this loss relates to forward Japanese Yen contracts that are offset by a like mark to market gain being reported under Interest and Other on our Consolidated Statements of Income for the Japanese Yen loan restatement, and described in Note 17 – Fair Value Measurements.

On January 23, 2008, one of our wholly-owned subsidiaries entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a Newbuilding PCTC, which was completed and delivered in March 2010. The decision to enter into this Yen loan was driven by the lower Yen interest rates versus the USD interest rates at that time.  Subsequently, we entered into a variable-to-fixed Yen interest rate swap (the “Facility”) designed to set the interest at 2.065%.  In June 2009, we received notification that our lender would be exercising its option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000. Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding principal balance of the Facility as of the end of each reporting period is to be revalued in terms of USD, with any adjustments in the principal amount of USD owed recorded to earnings. Prior to December 2013, due to the amount of the Facility, we sustained fluctuations that significantly impacted our reported results.  In December 2013, we entered into three Yen forward currency contracts for the full amount of the outstanding Facility.  As such, any future fluctuations of the Yen will no longer materially affect our reported results.  The average rate of exchange for the Yen has now been locked at 102.53.  Also at the time of entering into these contracts, we negotiated our Yen Facility with the current Lenders, which will now allow for that Facility to be converted to a USD based Facility at the above exchange rate.  All Facility terms and the final maturity will remain as currently reflected if we exercise our conversion rights.

There was a change in the Yen to USD exchange rate at March 31, 2014 compared to December 31, 2013, resulting in a net loss primarily associated with the ineffective portion of our Yen facility of $14,000 for the three months ended March 31, 2014.  This amount is reported under Interest and Other on our Consolidated Statements of Income (Loss).

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2014 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this report.  During the first three months of 2014, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 3 of our annual report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by our disclosures in Item 1 of Part II of our subsequently filed quarterly reports on Form 10-Q.

ITEM 1A.  RISK FACTORS

The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations.  The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Consolidated Financial Statements and related Notes included elsewhere in this report.  Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us.  Our operations or actual results could also be similarly impacted by additional risks and uncertainties that (i) are not currently known to us, (ii) we currently deem to be immaterial or (iii) are not specific to us, such as general economic conditions.

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

Our operating results for any particular period can vary significantly based on the amount of supplemental cargoes we carry during that period, which is completely outside of our control.  During periods of high supplemental cargoes, such as 2008 and 2009, we benefit significantly from the additional utilization of our vessels to carry these supplemental cargoes.  Conversely, during periods of low supplemental cargoes, such as the first quarter of 2014, our operating results are adversely affected.  Due to the inherent variability of these supplemental cargoes, we cannot predict the revenues or profits attributable to any supplemental cargo that we may carry for any particular future period.

We may not be able to renew our time charters and contracts when they expire at favorable rates or at all.

During the three month period ended March 31, 2014, we received approximately 76% of our revenue from time charters and other fixed contracts.   However, there can be no assurance that any of these charters or contracts, which are generally for periods of one year or more, will be renewed.

Moreover, you should be aware that shipping rates are based on several factors that are unpredictable and beyond our control.  Accordingly, even if we are able to renew our charters or other fixed contracts when they lapse, we may not be able to earn rates or carry volumes comparable to those received under the expired charters or contracts, which would adversely affect our revenues, earnings and cash flows.  In the event we cannot deploy a vessel at economically viable rates, we may opt to lay up the vessel until such time that spot or charter rates become attractive again.  During the period of lay-up, the vessel will continue to incur expenditures such as insurance and maintenance costs.

From time to time, we enter into charter agreements with various agencies or departments of the U.S. government that allow the customer to terminate the agreement at any time without cause, subject to the payment of certain early termination fees.

If our exposure to the spot market increases, our revenues could suffer and our expenses could increase.

At March 31, 2014, we deployed 46% of our vessels in the spot market, where rates are typically volatile and subject to short-term market fluctuations.  The spot market for marine transportation services is highly competitive, and charter rates for most dry cargo vessels in the spot market are currently low in relation to historical rates.  If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit and an increased risk that we will be unable to recoup our investment in those vessels.

We operate in a highly competitive industry.

The shipping industry is intensely competitive and can be influenced by economic and political events that are largely outside the control of shipping companies.  Many of our current and potential competitors:

•may have greater resources or stronger brands than we have;

•own larger and more diverse fleets of vessels;

•conduct operations or raise capital at lower costs than us; or

•may be better positioned to adapt to changes in market or economic conditions.

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

A significant amount of our revenues were derived from four customers, and our revenues could decrease significantly if these customers were lost or their revenues decreased.

For the years ended December 31, 2011, 2012 and 2013, and for the three months ended March 31, 2014, we derived 34%, 41%, 27%, and 14% of our revenues for each of these respective periods from contracts with various agencies or departments of the U.S. government.  Likewise, we derived 15%, 15%, 13%, and 13% of our revenues for the same periods, respectively, from contracts with a Japanese shipping company.  Additionally, we derived 21%, and 22% of our revenues for the year ended December 31, 2013 and the three months ended March 31, 2014, respectively, from contracts with two major U.S. corporations.  We are unable to assure you that these customers will continue to contract with us on similar terms, or will not decide to contract with our competitors or perform their own shipping functions themselves.  Our inability or failure to continue to retain these customer relationships, to continue to employ our vessels at rates comparable to those historically earned from these customers, or to charter these vessels otherwise in a reasonable period of time or at all could adversely affect our operations and performance.  Specifically, in recent periods, Congress has reduced levels of the U.S. government’s discretionary spending on a wide range of programs, including “sequestration”.  Future additional cuts in discretionary spending could adversely affect our revenue derived from the U.S. government.

We cannot assure you that quarterly dividends on, or any other payments in respect of, our outstanding capital stock will be made timely or at all.

For the reasons noted below, we cannot assure you that we will be able to pay timely quarterly dividends on our common stock at the current rate or at all. Likewise, we cannot assure you that we will be able to pay quarterly dividends on, or make other payments in respect of, our Series A and Series B Preferred Shares timely or at all.

Because we are a holding company with no material assets other than the stock of our subsidiaries, our ability to pay dividends will depend on the earnings and cash flow of our subsidiaries and their ability to pay us dividends.

We currently have outstanding 250,000 shares of our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock and 316,250 shares of our 9.00% Series B Cumulative Redeemable Perpetual Preferred Stock.  Subject to limited exceptions, no dividends may be declared or paid with respect to our common stock unless (i) full cumulative dividends have been or contemporaneously are paid on all of our outstanding Series A and Series B Preferred Shares through the most recent dividend payment dates applicable to each such series and (ii) we are in compliance with a net worth to preferred stock ratio applicable to both such series.

Any quarterly dividends on our common stock and our Series A and Series B Preferred Shares will be paid from funds legally available for such purpose when, as and if declared by our board of directors.  You should be aware that certain factors may influence our decision, or adversely affect our ability, to pay dividends on our common stock or our Series A and Series B Preferred Shares, including, among other things:

•our supply of cash or other liquid assets might decrease for any of the reasons described in this report, including (i) due to changes in competition, regulation, vessel rates, fleet deployment, taxes, capital markets, operating or drydock costs, or litigation expense or (ii) the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to lawfully transfer cash to us;

•any of the events described in this report that impact our future financial position or performance, including changes in vessel deployment or vessel rates, changes in our costs, the number of unscheduled off-hire days for our fleet, the number of days required for dry-docking of our vessels, prevailing global and regional economic and political conditions, and the effect of governmental regulations and maritime self-regulatory organization standards on the conduct of our business;

•our cash requirements or plans might change for a wide variety of reasons, including changes in our capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans, pension funding requirements or plans, or financial position;

•our ability to service and refinance our current and future indebtedness and our ability to borrow or raise additional capital to satisfy our capital needs;

•restrictions imposed by our existing, or any future, credit facilities, debt securities or leases, including restricted payment and leverage covenants;

•the amount of cash that our subsidiaries may make available to us, whether by dividends, loans or other repayments, may be subject to (i) restrictions imposed by state law and (ii) restrictions imposed by the terms of credit facilities applicable to certain subsidiaries and, potentially, the terms of any future indebtedness that these subsidiaries may incur; and

•limitations on cash payments to stockholders under Delaware law, including limitations that require dividend payments be made out of surplus or, subject to certain limitations, out of net profits for the then-current or preceding year in the event there is no surplus.

Based on its evaluation of these and other relevant factors, our board of directors may, in its sole discretion, decide not to declare a dividend on our common stock or our Series A or B Preferred Shares for any quarterly period for any reason, regardless of whether we have funds legally available for such purposes. Holders of our equity securities should be aware that they have no contractual or other legal right to receive dividends.

We cannot assure that we will be able to comply with all of our loan covenants.

All of our credit agreements and several of our lease agreements impose restrictions or limitations on our business and require us to comply with various loan covenants.  The restrictions or limitations these covenants place on us include limitations on our ability to freely: (i) consolidate or merge; (ii) incur new or certain types of debt; (iii) engage in transactions with affiliates; (iv) create liens or permit them to exist on our assets; (v) sell certain assets; (vi) enter into sales and leaseback transactions; and (vii) directly invest in assets other than vessels.  These covenants may prevent us from engaging in transactions that otherwise might be considered beneficial to us and our stockholders.

In addition, all of our credit agreements and several of our lease agreements include financial covenants that stipulate minimum levels of net worth, working capital and earnings, liquidity and maximum levels of debt and debt leverage.  Our ability to satisfy these and other covenants depends on our results of operations and ability to respond to changes in business and economic conditions.  Several of these matters are beyond our control or may be significantly restricted by contractual or other limitations.  Failure to satisfy any of these financial covenants could cause us to suffer an event of default, which could, among other things, accelerate our obligations under any such agreement or preclude us from making future borrowings thereon.

Moreover, because our debt obligations are represented by separate agreements with different lenders, in some cases the breach of any of these covenants or other default under one agreement may create an event of default under other agreements, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such other agreements (even though we may otherwise be in compliance with all of our obligations under those agreements). Thus, an event of default under a single agreement, including one that is technical in nature or otherwise not material, could result in the acceleration of significant indebtedness under multiple lending agreements. If amounts outstanding under such agreements were to be accelerated, there can be no assurance that (i) we would be able to obtain additional sources of cash to repay the accelerated indebtedness, (ii) our assets or operations would generate sufficient cash proceeds or cash flow to repay such accelerated indebtedness, or (iii) our lenders would not proceed against the collateral securing that indebtedness. Likewise, an event of default under one of these agreements could also prevent us from being able to access our revolving credit facility for future borrowings.  The acceleration of any or all amounts due under these agreements or the loss of the ability to borrow under our revolving credit facility could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We cannot assure you that we will be able to comply with all of our financial or other loan covenants.  As discussed further in Item 2 of Part I of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, we successfully approached our principal senior secured lenders and lessors during the first quarter of 2014 to solicit their agreement to defer the date upon which we are required to attain a more stringent leverage ratio and increased liquidity from December 31, 2013 to June 30, 2014.  The agreement of our lenders and lessors to this deferral permitted us to remain in compliance with our covenants through the end of the first quarter of 2014.

If we default under our credit agreements or certain of our principal lease agreements, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels, restructure debt, modify our current business plan, or curtail certain of our operations.  We cannot assure you that we will be able to implement these options timely or at all, or that they will enable us to meet all of our covenants currently in effect.

For further detailed information on our compliance with our financial covenants as of March 31, 2014, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 2 of Part I of this report.

Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our operations.

The operations of our vessels are subject to various inherent risks, including:

•catastrophic marine disaster;

•adverse weather conditions or natural disasters;

•mechanical failure;

•collisions;

•hazardous substance spills;

•seizure or expropriation of our vessels by governments, pirates, combatants or others; and

•navigation and human errors.

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

If Congress does not make sufficient appropriations under the National Defense Authorization Act for any fiscal year, we may not continue to receive annual payments with respect to certain of our U.S. Flag vessels that we have committed to the federal government under the U.S. Maritime Security Program.  Under this program, which is currently in effect through 2025, each participating vessel received annual payments of $3.1 million in 2012.  However, our 2013 payment was reduced to $2.8 million due to sequestration cuts, but our 2014 payment  is scheduled to equal the full annual payment of $3.1 million per vessel. As of March 31, 2014, eight of our vessels operated under contracts issued under this program.  Since payments under this program are subject to annual appropriations by Congress and are not guaranteed, we cannot assure that we will continue to receive these annual payments, in full or in part.

Our business would be adversely affected if we failed to comply with the Jones Act, or if this law was modified or repealed.

A substantial portion of our shipping operations are conducted in the U.S. coastwise trade. Under U.S. federal laws known as the “Jones Act,” this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under U.S. Flag.  Our failure to comply with these restrictions could subject us to severe penalties, including the permanent loss of the right to engage in U.S. coastwise trade.  If the Jones Act were repealed, substantially amended or waived, it could potentially result in additional competition from vessels built in generally lower-cost foreign shipyards and owned and manned by foreign nationals, which could have an adverse effect on our business, results of operations and financial condition. We cannot assure you that the Jones Act will not be repealed or modified in a way that would be detrimental to our business.

Terrorist attacks, piracy and international hostilities can affect the transportation industry, which could adversely affect our business.

Terrorist attacks or piracy attacks against merchant ships, the outbreak of war, or the existence of international hostilities could adversely affect us in several ways, including:

•damaging the world economy;

•adversely affecting the availability of and demand for transportation services generally, or our vessels in particular;

•increasing the cost of insurance;

•disrupting our vessel usage or deployment; and

•adversely affecting the value of our vessels or our ability to profitably operate our vessels and serve our customers.

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

The market values of vessels fluctuate over time.  The fluctuation in market value of vessels over time is based upon various factors, including:

•the age of the vessel;

•general economic and market conditions affecting the ocean transportation industry, including the demand for cargoes and the availability of vessel financing;

•the number of vessels in the world fleet;

•the types and sizes of vessels available;

•changes in trading patterns or trading routes that affect demand for particular sizes and types of vessels;

•the cost of vessels under construction and scrap prices;

•prevailing levels of time charter and voyage rates;

•changes in regulation or competition from other shipping companies and other modes of transportation; and

•technological advances in vessel design and propulsion.

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

We are highly leveraged.  In addition to the liabilities recorded on our consolidated balance sheets as of March 31, 2014, we owe substantial amounts under our long-term operating leases.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Lease Obligations” in Item 2 of Part I of this report.

•Our leverage could have material adverse consequences for us, including:

•limiting our ability to access the capital markets;

•hindering our ability to adjust to changing market, industry or economic conditions;

•requiring us to dedicate a substantial portion of our cash flow from operations to the payment of debt, thereby limiting the amount of free cash flow available for other purposes, including capital expenditures, dividends, stock repurchases or growth opportunities;

•making us more vulnerable to economic or industry downturns, including interest rate increases;

•placing us at a competitive disadvantage to those of our competitors who have less indebtedness;

•increasing the risk that we will need to sell securities or assets, possibly on unfavorable terms, to meet payment obligations; or

•increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments.

•The effect of each of these factors could be intensified if we increase our borrowings or lease commitments.

Our ability to meet our debt obligations, lease commitments and other expenses will depend upon our future performance, which will be affected by financial, business, regulatory and other factors, many of which we are unable to control.  For additional information on our indebtedness and commitments, please see Items 1 and 2 of Part I of this report.

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

In the future, we may consider selling debt or equity securities to raise additional funds, including to refinance a portion of our maturing debt.  Our ability to arrange any such financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  Prevailing market conditions could be adversely affected by disruptions in domestic or overseas sovereign debt markets, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad.  Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets.  This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are as favorable as those from which we previously benefitted, on terms that are acceptable to us, or at all.  Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.

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

The average age of the vessels in our fleet that we own or lease, excluding our vessels engaged in U.S. coastwise trade, is approximately 12 years (or nine years if our partially-owned Mini-Bulk Carriers built in 2010 and 2011 are included in the average).  The average age of our vessels actively engaged in U.S. coastwise trade is approximately 33 years (which reflects the longer vessel lives typically associated with vessels deployed in this trade).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 2 of Part I of this report.  In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase and become more difficult to estimate with accuracy as the age of the vessel increases. Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets. In addition, changes in governmental regulations, compliance with classification society standards and customer requirements or competition may require us to make additional expenditures for alterations or the addition of new equipment.  In order to make such alterations or add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues. Expenditures such as these may also require us to incur additional debt or raise additional capital. There can be no assurance that market or general economic conditions will enable us to replace our existing vessels with new vessels, justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

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

We are subject to the risk of continuing high prices, and increasing prices, of the fuel we consume in connection with certain of our operations.

Although our customers are responsible for fuel costs with respect to a substantial portion of our operations, we are exposed to fuel price risks under various of our other operations.  Due to the competitive nature of these other operations, we can give no assurance that we will be able to offset higher fuel costs.  Although we currently have some fuel surcharges in place, a material increase in current fuel prices that are not covered by these fuel surcharges could adversely affect our financial condition, results of operations and cash flows.

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

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•licensing, currency, political or other business restrictions or requirements;

•economic, political and social instability, with the attendant risks of extortion or civil unrest;

•potential vessel seizure, terrorist attacks, piracy, kidnapping, the expropriation of assets and other governmental actions, many of which are not covered by our insurance;

•currency restrictions and exchange rate fluctuations;

•potential submission to the jurisdiction of a foreign court or arbitration panel;

•pandemics or epidemics that disrupt worldwide trade or the movement of vessels;

•import and export restrictions;

•longer payment cycles and problems collecting accounts receivable,

•additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act (the “FCPA”) as well as other anti-corruption laws;

•the inability to enforce our contract rights, either due to under-developed legal systems or government actions that result in a deprivation of contract rights; and

•the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public and governmental regulation that increase our operating expenses.

Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding effect of any such events, each of which could have an adverse effect on our financial condition and results of operations.

Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or vessel revenue sharing agreements with other shipping companies or local operators, partners or agents.  Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under the FCPA or other anti-corruption laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA or other applicable anti-corruption laws.  Any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on our business, results of operations, reputation or prospects.

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

Our continued success depends in significant part on the continued services of the officers and seamen who operate our vessels.  The market for qualified, experienced officers and seamen is subject to adequate labor availability and has grown more so in recent periods for a variety of reasons.  We cannot assure you that we will continue to be successful in our efforts to recruit and retain properly skilled personnel at commercially reasonable salaries.  Any failure to do so could adversely affect our ability to operate cost-effectively.

A substantial number of our shipboard employees are unionized. In the event of a strike or other work stoppage, our business and operations may be adversely affected.

As of March 31, 2014, all of our U.S. shipboard personnel were unionized employees covered by collective bargaining agreements.

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

Our costs of maintaining our pension, healthcare and other plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

•decreases in investment returns on funds held by our pension and other benefit plan trusts;

•changes in prevailing interest rates and the discount rate used to calculate pension and other post-retirement expenses;

•increases in healthcare costs generally or claims submitted under our healthcare plans specifically;

•the continuing implementation of the Patient Protection and Affordable Care Act, and the related reconciliation act and regulations promulgated thereunder;

•increases in the number of retirees who elect to receive lump sum benefit payments;

•changes in plan benefits; and

•changes in funding laws or regulations.

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

Building new vessels is subject to risks of delay (including the failure to timely deliver new vessels to customers) or cost overruns caused by one or more of the following:

•financial difficulties of the shipyard building a vessel, including bankruptcy;

•unforeseen quality or engineering problems;

•work stoppages;

•weather interference;

•unanticipated cost increases;

•delays in receipt of necessary materials or equipment;

•changes to design specifications; and

•inability to obtain the requisite permits, approvals or certifications from governmental authorities and the applicable classification society upon completion of work.

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

As of March 1, 2014, two of our current directors, Niels M. Johnsen and Erik L. Johnsen, and their respective family members and affiliated entities, beneficially owned an aggregate of 20.8% of our common stock.  Niels M. Johnsen and Erik L. Johnsen are also executive officers of the Company, and their respective fathers were formerly executive officers and directors.  As a result, the Johnsen family may have the ability to exert significant influence over our affairs and management, including the election of directors, delaying or opposing a change of control transaction, and effecting other corporate actions requiring stockholder approval.

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

In the ordinary course of our business, we are exposed to foreign currency, interest rate and commodity price risks.  From time to time, we utilize derivative financial instruments including interest rate swap agreements and forward exchange contracts, and in the past we have also utilized commodity swap agreements to manage certain of these exposures.  We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation.  We neither hold nor issue financial instruments for trading purposes.  Nevertheless, even though our hedging strategies are designed to manage our exposure to interest rate fluctuations, entering into swaps and forward exchange contracts is inherently risky.  The derivative strategies that we employ in the future may not be successful or effective, and we could, as a result, incur substantial additional interest costs or charges against our income.  For further information, see “Quantitative and Qualitative Information About Market Risk” in Item 3 of Part I of this report.

Loss of our senior management or other key personnel could have an adverse effect on our business, financial condition and results of operations.

Our future success will depend, in significant part, upon the continued services of our senior management team and other key personnel, especially those of our Chief Executive Officer, President, and Chief Financial Officer, who have substantial experience in the shipping industry and over 114 years of collective experience with us. We believe that the experience of our senior management team is a vital component to maintain long-term relationships with our customers.  Similarly, we believe UOS’s senior management team will be integral to maintaining long-term relationships with UOS’s key customers.  The loss of the services of any of these individuals could adversely affect our future operating results, and we may have to incur significant costs to find sufficient replacements for them, if available.

We are susceptible to severe weather and natural disasters.

Given the nature and scope of our operations, we are constantly vulnerable to disruption as a result of adverse weather conditions, including hurricanes, typhoons, earthquakes and other natural disasters. These types of events may, among other things:

•hinder our ability to effectively and timely provide scheduled service to our customers whether due to damage to our properties, to our customers’ operations, or to dock or other transportation facilities;

•interfere with our terminal operations;

•damage our vessels and equipment; or

•result in injury or death to our employees.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.  If future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Provisions in our organizational documents would make it difficult for a third party to acquire us, even if such a transaction is beneficial to our stockholders.

Our organizational documents:

•provide for blank check preferred stock;

•prevent stockholders from calling special stockholder meetings or voting cumulatively;

•impose certain foreign ownership limits with respect to our stock;

•include various other provisions that could impede, delay or prevent certain takeovers or change of control transactions.

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the first quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2014 - January 31, 2014	-	-	-	285,377
February 1, 2014 - February 28, 2014	-	-	-	285,377
March 1, 2014 - March 31, 2014	-	-	-	285,377

ITEM 6 – EXHIBITS

(2.1)   Purchase Agreement, dated as of October 9, 2012, executed between International Shipholding Corporation and United Maritime Group, LLC (filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant's Form 8-K dated October 11, 2012 and incorporated herein by reference)

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

(10.3)   Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DNB Bank ASA, as facility agent, and , as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference).

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

(10.5)   Credit Agreement, dated as of June 29, 2011, by and among LCI Shipholdings, Inc. and Waterman Steamship Corporation, as joint and several borrowers, the Registrant, as guarantor, DNB Bank ASA and HSH Nordbank AG, New York Branch, as lenders, DNB Bank ASA, as bookrunner, facility agent and security trustee and DNB Bank ASA and HSH Nordbank AG,

New York Branch, as mandated lead arrangers (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.6)   Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s form 10-Q for the quarterly period ended September 30, 2013 and incorporated herein by reference)

(10.7)   First Amendment to Credit Agreement and Consent Agreement, dated as of March 31, 2014, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof (an unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission)*

(10.8)  International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.9)  Form of Incentive Agreement dated January 28, 2014 under the International Shipholding Corporation 2011 Stock Incentive Plan*

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

(10.14)   Description of Director Compensation Program (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)

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

Date:   May 7, 2014