Form 10-Q
period 2014-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 2014-08-05
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2014

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

Common stock, $1 par value. . . . . . . . 7,301,669 shares outstanding as of June 30, 2014

INTERNATIONAL SHIPHOLDING CORPORATION

In this report, the terms “we,” “us,” “our” and the “Company” refer to International Shipholding Corporation and its subsidiaries.  In addition, the term “Notes” means the Notes to our Consolidated Financial Statements contained elsewhere in this report, the term “PCTC” means a Pure Car Truck Carrier vessel, the term “FSI” refers to Frascati Shops, Inc., the term “UOS” refers to United Ocean Services, LLC, and the term “SEC” means the U.S. Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(All Amounts in Thousands Except Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$76,752	$74,897	$149,446	$156,021
Operating Expenses:
Voyage Expenses	62,296	60,227	123,899	127,951
Intangible Amortization	1,029	1,281	2,058	3,148
Vessel Depreciation	6,517	5,804	13,238	11,575
Other Depreciation	18	11	36	34
Administrative and General Expenses	5,232	6,170	10,811	11,603
Total Operating Expenses	75,092	73,493	150,042	154,311
Operating Income (Loss)	1,660	1,404	(596)	1,710

Interest and Other:
Interest Expense	2,041	2,077	4,186	4,278
Derivative Loss (Gain)	18	(205)	32	(282)
Other Income from Vessel Financing	(472)	(539)	(961)	(1,094)
Investment Income	(5)	(42)	(24)	(82)
Foreign Exchange Loss (Gain)	9	(1,836)	93	(5,017)
	1,591	(545)	3,326	(2,197)
Income (Loss) Before Benefit for Income Taxes and Equity in Net Income of Unconsolidated Entities	69	1,949	(3,922)	3,907

Provision (Benefit) for Income Taxes:	653	15	(229)	50
Equity in Net Loss of Unconsolidated Entities (Net of Applicable Taxes)	(80)	(75)	(188)	(345)
Net (Loss) Income	$(664)	$1,859	$(3,881)	$3,512
Preferred Stock Dividends	1,305	594	2,611	845
Net (Loss) Income Available to Common Stockholders	$(1,969)	$1,265	$(6,492)	$2,667
Basic and Diluted Earnings Per Common Share:
Basic Earnings Per Common Share:	$(0.27)	$0.17	$(0.89)	$0.37
Diluted Earnings Per Common Share:	$(0.27)	$0.17	$(0.89)	$0.37
Weighted Average Shares of Common Stock Outstanding:
Basic	7,281,807	7,239,780	7,267,023	7,226,415
Diluted	7,281,807	7,263,206	7,267,023	7,248,377
Common Stock Dividends Per Share	$0.25	$0.25	$0.500	$0.500

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(All Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (Loss) Income	$(664)	$1,859	$(3,881)	$3,512

Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Gain	42	206	17	246
Change in Fair Value of Derivatives	(44)	962	(35)	1,509
Change in Funded Status of Defined Benefit Plan	(24)	310	151	621

Comprehensive (Loss) Income	$(690)	$3,337	$(3,748)	$5,888

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Shares)

(Unaudited)

	June 30,	December 31,
ASSETS	2014	2013

Cash and Cash Equivalents	$15,817	$20,010
Restricted Cash	8,000	8,499
Accounts Receivable, Net of Allowance for Doubtful Accounts	32,271	30,417
Prepaid Expenses	7,861	8,493
Deferred Tax Asset	633	3,084
Other Current Assets	1,045	1,029
Notes Receivable	3,465	3,987
Material and Supplies Inventory	10,774	11,322
Total Current Assets	79,866	86,841

Investment in Unconsolidated Entities	22,638	14,818

Vessels, Property, and Other Equipment, at Cost:
Vessels	582,959	582,416
Building	1,354	1,211
Land	623	623
Leasehold Improvements	26,348	26,348
Construction in Progress	8,936	2,673
Furniture and Equipment	12,041	11,727
	632,261	624,998
Less - Accumulated Depreciation	(189,596)	(175,106)
	442,665	449,892

Other Assets:
Deferred Charges, Net of Accumulated Amortization	25,275	29,309
Intangible Assets, Net of Accumulated Amortization	26,698	28,756
Due from Related Parties	1,992	1,974
Notes Receivable	26,057	27,659
Goodwill	2,735	2,735
Deferred Tax Asset	9,998	7,325
Other	4,997	7,383
	97,752	105,141

TOTAL ASSETS	$642,921	$656,692

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Shares)

(Unaudited)

	June 30,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$19,902	$19,213
Accounts Payable and Other Accrued Expenses	49,084	51,220
Total Current Liabilities	68,986	70,433

Long-Term Debt, Less Current Maturities	180,032	179,016

Other Long-Term Liabilities:
Incentive Obligation	8,591	5,397
Other	58,654	65,306

TOTAL LIABILITIES	316,263	320,152

Stockholders' Equity:
Preferred Stock, $1.00 Par Value, 9.50% Series A Cumulative Perpetual
Preferred Stock, 650,000 Shares Authorized, 250,000 Shares Issued and
Outstanding at June 30, 2014 and December 31, 2013, Respectively	250	250
Preferred Stock, $1.00 Par Value, 9.00% Series B Cumulative Perpetual
Preferred Stock, 350,000 Shares Authorized, 316,250 Shares Issued and
Outstanding at June 30, 2014 and December 31, 2013, Respectively	316	316
Common Stock, $1.00 Par Value, 20,000,000 Shares Authorized,
7,301,669 and 7,203,935 Shares Issued and Outstanding at
June 30, 2014 and December 31, 2013, Respectively	8,710	8,692
Additional Paid-In Capital	140,289	140,115
Retained Earnings	216,273	226,480
Treasury Stock, 1,388,066 Shares at June 30, 2014 and
December 31, 2013, Respectively	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(13,777)	(13,910)
TOTAL STOCKHOLDERS' EQUITY	326,658	336,540

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$642,921	$656,692

The accompanying notes are in an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All Amounts in Thousands Except Shares)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash Flows from Operating Activities:
Net (Loss) Income	$(3,881)	$3,512
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by
Operating Activities:
Depreciation	13,601	11,899
Amortization of Deferred Charges	8,896	4,239
Amortization of Intangible Assets	2,058	3,148
Deferred Tax	(271)	-
Non-Cash Share Based Compensation	833	721
Equity in Net Loss of Unconsolidated Entities	188	345
Loss (Gain) on Foreign Currency Exchange	93	(5,017)
Changes in:
Deferred Drydocking Charges	(4,098)	(6,584)
Accounts Receivable	1,566	(1,774)
Inventories and Other Current Assets	904	3,852
Other Assets	(500)	301
Accounts Payable and Accrued Liabilities	(3,727)	641
Other Long-Term Liabilities	(3,945)	4,511
Net Cash Provided by Operating Activities	11,717	19,794

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	-	558
Capital Improvements to Vessels and Other Assets	(6,547)	(7,518)
Investment in Unconsolidated Entities	(7,886)	(500)
Net Decrease (Increase) in Restricted Cash Account	2,499	(9,825)
Acquisition of United Ocean Services, LLC, net of cash acquired	-	(2,475)
Proceeds from Payments on Note Receivables	2,124	3,657
Net Cash Used In Investing Activities	(9,810)	(16,103)

Cash Flows from Financing Activities:
Issuance of Preferred Stock	-	23,480
Proceeds from Issuance of Debt	18,000	22,000
Repayment of Debt	(17,511)	(41,840)
Additions to Deferred Financing Charges	(339)	(693)
Dividends Paid	(6,250)	(4,120)
Net Cash Used In Financing Activities	(6,100)	(1,173)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,193)	2,518
Cash and Cash Equivalents at Beginning of Period	20,010	19,868

Cash and Cash Equivalents at End of Period	$15,817	$22,386
Supplemental Disclosure of non-cash investing activities
Additions to vessels, property, plant and equipment included in accounts payable and other accrued expenses	$716	$596

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 1.  Basis of Preparation

We operate a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services. For additional information on our business, see Item 2 of Part I of this report.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and as permitted thereunder, we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The condensed consolidated balance sheet as of December 31, 2013 included in this report has been derived from the audited financial statements at that date.

The foregoing 2014 interim results are not necessarily indicative of the results of operations for the full year 2014.  Management believes that it has made all adjustments necessary, consisting only of normal recurring adjustments, for a fair statement of the information presented.

Our policy is to consolidate each subsidiary in which we hold a greater than 50% voting interest or otherwise control its operating and financial activities.  We use the equity method to account for investments in entities in which we hold a 20% to 50% voting or economic interest and have the ability to exercise significant influence over operating and financial activities, and the cost method to account for investments in entities in which we hold a less than 20% voting interest and in which we cannot exercise significant influence over operating and financial activities.

Revenues and expenses relating to our Rail-Ferry, Jones Act, and Specialty segments’ voyages are recorded over the duration of the voyage based on percentage of completion.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  Based on our prior experience, we believe there is not a material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other vessels’ voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

We have eliminated all significant intercompany balances, accounts, and transactions in consolidation.

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.  Such reclassifications primarily relate to a related party receivable that was reclassified as other current assets versus note receivable in the balance sheet.

Note 2.  Out of Period Adjustments

During 2014, an error was identified related to the cutoff of voyage revenues between the first and second quarter of 2014 which would have resulted in an increase in revenue and an increase in voyage expenses with a net impact that would have decreased pre-tax loss by $108,000 and decreased net loss by $61,000, respectively, for the quarter ended March 31, 2014.  During the three months ended June 30, 2014 we recorded an out of period adjustment to correct this error.  The impact of correcting this error resulted in an increase to pre-tax income of $108,000 and a  decrease to net loss by $61,000.  We evaluated the impact of this error on the results of our previously issued financial statements for the first quarter of 2014 and concluded that the impact was not material. We also evaluated the impact of correcting the error in the second quarter of 2014 and concluded that the impact was not material.

Note 3.  Operating Segments

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

We allocate interest expense to the segments in proportion to the fixed assets (defined as the carrying value of vessels, property, and other equipment) within each segment.  Additionally, we allocate the results of most of our unconsolidated entities, Oslo Bulk, AS, Oslo Bulk Holding Pte. Ltd, and Terminales Transgolfo, S.A. de C.V., to the Dry Bulk Carriers and Rail-Ferry results.  The results of our remaining unconsolidated entities, Saltholmen Shipping Ltd and Brattholmen Shipping Ltd (a joint venture owning two Asphalt Tankers), are allocated to the Specialty Contracts results.  We do not allocate to our segments; (i) administrative and general expenses, (ii) (loss) gain on sale of other assets, (iii) derivative (income) loss, (iv) income taxes, (v) loss (gain) on sale of investment, (vi) other income from vessel financing, (vii) investment income, and (viii) foreign exchange loss (gain).  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to our operating companies. Finally, we use “gross voyage profit” (as defined further below in this Note 3) as the primary measure for our segments’ profitability to assist in monitoring and managing our business.

The following table presents information about segment profit and loss for the three months ended June  30, 2014 and 2013:

RESULTS OF OPERATIONS

three MONTHS ENDED June 30, 2014

COMPARED TO THE three MONTHS ENDED June 30, 2013

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2014
Fixed Revenue	$33,216	$15,295	$1,758	$-	$8,487	$-	$58,756
Variable Revenue	-	3,858	3,505	9,739	911	(17)	17,996
Total Revenue from External Customers	33,216	19,153	5,263	9,739	9,398	(17)	76,752
Intersegment Revenues (Eliminated)	-	-	-	-	-	(4,321)	(4,321)
Intersegment Expenses Eliminated	-	-	-	-	-	4,321	4,321
Voyage Expenses	27,181	16,903	3,412	7,870	8,446	(487)	63,325
Loss (Income) of Unconsolidated Entities	-	-	89	39	(48)	-	80
Gross Voyage Profit	$6,035	$2,250	$1,762	$1,830	$1,000	$470	$13,347

Gross Voyage Profit Margin	18%	12%	33%	19%	11%	2765%	17%

2013
Fixed Revenue	$27,725	$16,804	$665	$-	$5,835	$-	$51,029
Variable Revenue	-	8,286	4,188	9,523	1,671	200	23,868
Total Revenue from External Customers	27,725	25,090	4,853	9,523	7,506	200	74,897
Intersegment Revenues (Eliminated)	-	-	-	-	-	(5,519)	(5,519)
Intersegment Expenses Eliminated	-	-	-	-	-	5,519	5,519
Voyage Expenses	22,204	20,453	4,473	7,762	6,539	77	61,508
Loss of Unconsolidated Entities	-	-	7	68	-	-	75
Gross Voyage Profit	$5,521	$4,637	$373	$1,693	$967	$123	$13,314

Gross Voyage Profit Margin	20%	18%	8%	18%	13%	62%	18%

The following table presents information about segment profit and loss for the six months ended June  30, 2014 and 2013:

RESULTS OF OPERATIONS

SIX MONTHS ENDED June 30, 2014

COMPARED TO THE SIX MONTHS ENDED June 30, 2013

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2014
Fixed Revenue	$62,315	$30,911	$3,284	$-	$17,188	$-	$113,698
Variable Revenue	-	7,799	7,094	17,667	3,158	30	35,748
Total Revenue from External Customers	62,315	38,710	10,378	17,667	20,346	30	149,446
Intersegment Revenues(Eliminated)	-	-	-	-	-	(8,642)	(8,642)
Intersegment Expenses Eliminated	-	-	-	-	-	8,642	8,642
Voyage Expenses	52,057	34,101	7,055	14,912	18,646	(814)	125,957
Loss (Income) of Unconsolidated Entities	-	-	169	67	(48)	-	188
Gross Voyage Profit	$10,258	$4,609	$3,154	$2,688	$1,748	$844	$23,301

Gross Voyage Profit Margin	16%	12%	30%	15%	9%	2813%	16%

2013
Fixed Revenue	$59,579	$33,757	$1,538	$-	$12,667	$-	$107,541
Variable Revenue		19,207	7,549	18,697	2,526	501	48,480
Total Revenue from External Customers	59,579	52,964	9,087	18,697	15,193	501	156,021
Intersegment Revenues (Eliminated)	-	-	-	-	-	(11,038)	(11,038)
Intersegment Expenses Eliminated	-	-	-	-	-	11,038	11,038
Voyage Expenses	47,694	43,926	9,674	15,482	14,037	286	131,099
Loss of Unconsolidated Entities	-	-	338	7	-	-	345
Gross Voyage Profit (Loss)	$11,885	$9,038	$(925)	$3,208	$1,156	$215	$24,577

Gross Voyage Profit Margin	20%	17%	(10)%	17%	8%	43%	16%

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

	Three Months Ended June 30,		Year to date as of June 30,
(All Amounts in Thousands)	2014	2013	2014	2013
Revenues	$76,752	$74,897	$149,446	$156,021

Voyage Expenses*	63,325	61,508	125,957	131,099
Net Loss of Unconsolidated Entities	80	75	188	345

Gross Voyage Profit	13,347	13,314	23,301	24,577

Vessel Depreciation	6,517	5,804	13,238	11,575
Other Depreciation	18	11	36	34

Gross Profit	6,812	7,499	10,027	12,968

Other Operating Expenses:
Administrative and General Expenses	5,232	6,170	10,811	11,603
Less: Net Loss of Unconsolidated Entities	(80)	(75)	(188)	(345)
Total Other Operating Expenses	5,152	6,095	10,623	11,258

Operating Income (Loss)	$1,660	$1,404	$(596)	$1,710
* Includes Intangible Amortization

Note 4.  Inventory

Spare parts and warehouse inventories are stated at the lower of cost or market based on the first-in, first-out method of accounting. Our fuel inventory is based on the average inventory method of accounting.  Our inventory consists of three major classes, the break out of which is included in the following table:

(All Amounts in Thousands)	June 30,	December 31,
Inventory Classes	2014	2013
Spare Parts Inventory	$4,039	$3,968
Fuel Inventory	4,080	4,663
Warehouse Inventory	2,655	2,691
	$10,774	$11,322

Note 5.  Investment in Unconsolidated Entities

The following table summarizes our equity in net (loss) income of unconsolidated entities for the three months and six months ended June  30, 2014 and 2013, respectively.

	Three Months ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(All Amounts in Thousands)
Oslo Bulk, AS	$(25)	$(137)	$(87)	$(97)
Oslo Bulk Holding Pte, Ltd	(64)	132	(82)	(240)
Terminales Transgolfo, S . A . D E C . V .	(39)	(70)	(67)	(8)
Saltholmen Shipping, Ltd	48	-	48	-
Total Equity in Net Loss of Unconsolidated Entities	$(80)	$(75)	$(188)	$(345)

These investments have been accounted for under the equity method and our portion of their earnings or losses is presented net of any applicable taxes on our condensed consolidated statements of income (loss) under the caption: "Equity in Net Loss of Unconsolidated Entities (Net of Applicable Taxes).”

We have a 30% investment in Saltholmen Shipping Ltd, which was contracted to build two Chemical Tankers,  both of which were delivered during the second quarter of 2014.  These vessels were immediately employed on long-term bareboat charters.  During the six months ended June 30, 2014, we invested approximately $5.8 million cash and $2.0 million cash to acquire  a 30% interest in Saltholmen Shipping Ltd and Brattholmen Shipping Ltd,  respectively.  Brattholmen Shipping Ltd was organized to purchase and operate two Asphalt Tankers.  These vessels were delivered on June 25, 2014 and both were simultaneously employed on long-term bareboat charters.

Note 6.  Goodwill, Other Intangible Assets, and Deferred Charges

Amortization expense for intangible assets was approximately $1.0 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively.  Amortization expense for deferred charges was approximately $4.6 million and $2.3 million for the three months ended June 30, 2014 and 2013, respectively.  The following table presents the rollforward of goodwill, other intangible assets, and deferred charges for the three months ended June 30, 2014:

(All Amounts in Thousands)
	Amortization Period	Balance at March 31, 2014	Additions	Amortization	Reclassified	Balance at June 30, 2014
Indefinite Life Intangibles
Goodwill	n/a	$2,735	$-	$-	$-	$2,735

Total Indefinite Life Intangibles		$2,735	$-	$-	$-	$2,735

Definite Life Intangibles

Trade names - FSI	240 months	$59	$-	$(1)	$-	$58
Trade names - UOS	96 months	1,505	-	(56)	-	1,449
Customer Relationships - FSI	240 months	391	-	(5)	-	386
Customer Relationships - UOS	96 months	25,772	-	(967)	-	24,805

Total Definite Life Intangibles		$27,727	$-	$(1,029)	$-	$26,698

Deferred Charges
Drydocking Costs	various	$23,936	$2,323	$(4,457)	$482	$22,284
Financing Charges and Other	various	2,792	277	(154)	76	2,991

Total Deferred Charges		$26,728	$2,600	$(4,611)	$558	$25,275

Amortization expense for intangible assets was approximately $2.1 million and $3.1 million for the six months ended June 30, 2014 and 2013, respectively.  Amortization expense for deferred charges was approximately $8.9 million and $4.2 million for the six months ended June 30, 2014 and 2013, respectively.  The following table presents the rollforward of goodwill, other intangible assets, and deferred charges as of June 30, 2014:

(All Amounts in Thousands)
	Amortization Period	Balance at December 31, 2013	Additions	Amortization	Reclassified	Balance at June 30, 2014
Indefinite Life Intangibles
Goodwill	n/a	$2,735	$-	$-	$-	$2,735

Total Indefinite Life Intangibles		$2,735	$-	$-	$-	$2,735

Definite Life Intangibles

Trade names - FSI	240 months	$60	$-	$(2)	$-	$58
Trade names - UOS	96 months	1,561	-	(112)	-	1,449
Customer Relationships - FSI	240 months	396	-	(10)	-	386
Customer Relationships - UOS	96 months	26,739	-	(1,934)	-	24,805

Total Definite Life Intangibles		$28,756	$-	$(2,058)	$-	$26,698

Deferred Charges
Drydocking Costs	various	$26,428	$4,098	$(8,591)	$349	$22,284
Financing Charges and Other	various	2,881	339	(305)	76	2,991

Total Deferred Charges		$29,309	$4,437	$(8,896)	$425	$25,275

Note 7.  Income Taxes

We recorded a tax benefit of $229,000 on our $3.9 million of loss before taxes and equity in net loss of unconsolidated entities for the six months ended June 30, 2014. For the six months ended June 30, 2013, we recorded an income tax provision of $50,000 on our $3.9 million of income before taxes and equity in net loss of unconsolidated entities.  Included in both our 2014 tax benefit and our 2013 tax provision are taxes on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime,  a  35% provision on our U.S. flag Jones Act results, and foreign tax withholdings.  Our 2014 tax benefit for the six months ended June 30, 2014, also includes recognition of deferred tax benefits, which we were unable to recognize in 2013 due to the valuation allowance that we reversed in the fourth quarter of 2013, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.  Additionally, we have recorded a tax liability on our income from vessel financing in 2014 that was exempt from tax in 2013.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2013, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Note 8.  Commitments and Contingencies

Commitments

Leases

As of the six months ended June 30, 2014 there have been no changes to our leases.  For more information about our leases, please see our Annual Report on Form 10-K for the year ended December 31, 2013.

Letters of Credit

As of June 30, 2014, we have approximately $9.5 million in outstanding letters of credit, see Note 11 for more information.

Contingencies

On June 26, 2014, U.S. Customs and Border Protection (CBP) issued pre-penalty notifications to us and two of our affiliates  alleging failure to properly report the importation of spare parts consumed by our vessels covering the period April 2008 through September 2012.  CBP’s proposed duty is approximately $2.1 million along with a proposed penalty on the assessment of approximately $8.4 million.  The basis of CBP’s assessment is that the U. S. Government experienced a loss of revenue consisting of the difference between the government’s ad valorem duty and the consumption entry duty actually paid by the Company.  The Company denies violating the applicable U.S. statute or regulations and plans to formally respond to the June 26, 2014 notices within the allowable response period, which is currently through September 26, 2014.    We have not accrued a liability for this matter because the case is ongoing and we do not yet consider it probable that we will incur a loss.

Note 9.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended June 30, 2014 and 2013:

	Pension Plan		Postretirement Benefits
(All Amounts in Thousands)	Three Months Ended June 30,		Three Months Ended June 30,
Components of net periodic benefit cost:	2014	2013	2014	2013
Service cost	$155	$190	$4	$6
Interest cost	381	336	144	119
Expected return on plan assets	(571)	(557)	-	-
Amortization of prior service cost	(1)	(1)	25	25
Amortization of Net Loss	1	223	(1)	63
Net periodic benefit cost	$(35)	$191	$172	$213

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the six months ended June 30, 2014 and 2013:

	Pension Plan		Postretirement Benefits
(All Amounts in Thousands)	Six Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2014	2013	2014	2013
Service cost	$309	$380	$7	$12
Interest cost	762	672	289	238
Expected return on plan assets	(1,226)	(1,114)	-	-
Amortization of prior service cost	(1)	(2)	50	50
Amortization of Net Loss	64	447	87	126
Net periodic benefit cost	$(92)	$383	$433	$426

We contributed $300,000 to our pension plan for the six months ended June 30, 2014. Based on current conditions, we expect to contribute an additional $300,000 before December 31, 2014.

Note 10.  Derivative Instruments

We use derivative instruments to manage certain foreign currency and interest rate risk exposures. We do not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded through other comprehensive income and reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of our derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and the occurrence of certain transactions.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which was $3.9 million in the aggregate for all of our contracts as of June 30, 2014.  The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss, net of taxes, was $4.3 million as of both June 30, 2014 and December 31, 2013.

The notional and fair value amounts of our derivative instruments as of June 30, 2014 were as follows:

		Asset Derivatives		Liability Derivatives
		2014		2014
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
(All Amounts in Thousands)	Amount	Location		Location
Interest Rate Swaps - L/T*	$46,482		$-	Other Liabilities	$(3,895)
Foreign Exchange Contracts	3,392	Other Current Assets	69		-
Foreign Exchange Contracts	28,219	Other Assets	344		-
Total Derivatives designated as hedging instruments	$78,093		$413		$($3,895)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $46.5 million (based on a Yen to USD exchange rate of 101.33 as of June 30, 2014).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap is reflected in our statement of income (loss) for the second quarter of 2014 as a $18,000 loss. The fair value balance as of June 30, 2014, includes a negative $555,000 balance related to an interest rate swap associated with our 25% investment in Oslo Bulk AS.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income (loss) for the six months ended June 30, 2014 were as follows:

	Gain(Loss) Recognized in OCI*	Location of Gain(Loss) Reclassified from AOCL** to Income	Amount of Gain(Loss) Reclassified from AOCL to Income	Gain/(Loss) Recognized in Income from Ineffective portion
(All Amounts in Thousands)	2014		2014	2014
Interest Rate Swaps	$(35)	Interest Expense	$711	$(32)
Foreign Exchange Contracts	-	Other Revenues	149	-
Total	$(35)		$860	$(32)

* Other Comprehensive (Loss) Income
**Accumulated Other Comprehensive Loss

Interest Rate Swap Agreements

We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swap as an asset or liability on the balance sheet. Currently, our interest rate swap is accounted for as an effective cash flow hedge with the exception of a small portion of one contract.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss).

As of June 30, 2014, we had the following interest rate swap contract outstanding:

(All Amounts in Thousands)
Effective	Termination	Current
Date	Date	Notional Amount*	Swap Rate	Type

3/15/2009	9/15/2020	$46,482	2.065%	Variable-to-Fixed
Total:		$46,482

*Notional amount converted from Yen at June 30, 2014 at a Yen to USD exchange rate of 101.33.

Foreign Currency Contracts

We enter into foreign exchange contracts to hedge certain firm foreign currency purchase commitments.  During 2013, we entered into two forward purchase contracts for Mexican Pesos, which expire in December 2014.  The first was for Mexican Pesos of $1.2 million U.S. Dollar equivalents at an exchange rate of 13.6103 and the second was for Mexican Pesos of $600,000 U.S. Dollar equivalents at an exchange rate of 13.3003.  Our Mexican Peso foreign exchange contracts cover 60% of our projected Peso exposure.

In December 2013, we entered into three forward foreign exchange contracts totaling approximately 3.3 billion Yen in order to limit our exposure to currency fluctuations and to provide us with the option to fully pay off our current Yen Facility at an approximate exchange rate of 102.53 to $1.00.  One of these contracts was exercised in March 2014 and one was exercised in June 2014.  The remaining July contract for 3.1 billion Yen was rolled forward under four contracts, three of which coincide to the next three scheduled quarterly loan installments on September 2014, December 2014, and March 2015 of approximately 85 million Yen each with the remaining 2.885 billion Yen maturing in April 2015.  Entering into these four contracts allows us to limit our exposure to currency fluctuations and provide us with the option to fully pay off our current Yen Facility at an approximate exchange rate of 102.26 to $1.00. These remaining contracts and related agreements with the current lender give us the option to convert the Yen Facility into a USD-based Facility with the current lender at this fixed exchange rate, but otherwise on the same terms and with the same collateral.  As of the date of this report, we have not yet decided if or when to exercise this loan conversion option.  These particular forward foreign exchange contracts do not qualify for hedge accounting treatment and are thus accounted for as economic hedges.

The following table summarizes the current notional values as of June 30, 2014, of these contracts:

(All Amounts in Thousands)
Transaction Date	Type of Currency	Amount Available in Dollars	Effective Date	Expiration Date
Nov-13	Peso	$300	Jan-14	Dec-14
May-14	Yen	830	May-14	Sep-14
May-14	Yen	831	May-14	Dec-14
May-14	Yen	832	May-14	Mar-15
May-14	Yen	28,219	May-14	Apr-15
Aug-13	Peso	600	Jan-14	Dec-14
		$31,612

Note 11. Long-Term Debt

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

In conjunction with entering into the new Credit Facility, we used the Credit Facility to refinance and retire all indebtedness outstanding under our previously-existing revolving credit facility scheduled to expire in September 2014 and our five-year variable rate financing agreement we entered into on November 30, 2012.  As a result, both the old revolving credit facility and the old five-year variable rate facilities were terminated concurrently with the establishment of the new Credit Facility. The total amount paid off was approximately $46.6 million, with $21.0 million of this amount drawn from the new LOC.  We categorized this refinancing as a debt extinguishment. The total fees associated with this facility included $1.4 million of bank fees and $148,000 of third party fees. All bank fees associated with the term loan facility were expensed during the third quarter of 2013, while all the fees associated with new LOC facility are being amortized over the term of the Credit Facility.

As of the dates indicated below, long-term debt consisted of the following:

		Interest Rate			Total Principal Due
(All Amount in Thousands)		June 30,	December 31,	Maturity	June 30,	December 31,
Description		2014	2013	Date	2014	2013
Secured:
Notes Payable – Variable Rate	(1)	2.7310%	2.7451%	2018	$13,743	$15,460
Notes Payable – Variable Rate		2.7304%	2.7400%	2018	43,240	45,081
Notes Payable – Variable Rate		2.5009%	2.5188%	2017	10,263	11,383
Notes Payable – Variable Rate		2.9036%	2.9181%	2018	11,360	12,780
Notes Payable – Variable Rate	(1)	2.7286%	2.7384%	2018	16,022	16,651
Notes Payable – Variable Rate	(2)	3.6400%	2.8964%	2020	30,993	31,437
Notes Payable – Variable Rate	(3)	3.9900%	3.7500%	2018	43,313	44,437
Secured Line of Credit	(3)	3.9009%	3.6700%	2018	31,000	21,000
					199,934	198,229
		Less Current Maturities			(19,902)	(19,213)
					$180,032	$179,016

1.

We entered into a variable rate financing agreement with ING Bank N.V., London branch on June 20, 2011 for a seven year facility to finance the acquisition of a Capesize vessel and a Supramax Bulk Carrier Newbuilding, both of which we acquired a 100% interest in as a result of our acquisition of Dry Bulk.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches: Tranche A, fully drawn on June 20, 2011 in the amount of $24.1 million, and Tranche B, providing up to $23.3 million of additional credit. Under Tranche B, we drew $6.1 million in November 2011 and $12.7 million in January 2012.

2.

We have an interest rate swap agreement in place to fix the interest rate on our variable rate note payable expiring in 2020 at 2.065%. After applicable margin adjustments, the effective interest rate on this note payable is fixed at 5.565%. The swap agreement is for the same term as the associated note payable.

3.

As described in greater detail above, our senior secured Credit Facility matures on September 24, 2018 and includes a term loan facility in the principal amount of $45 million and a LOC in the principal amount up to $50 million. The LOC facility includes a $20 million sublimit for the issuance of standby letters of credit and a $5 million sublimit for swingline loans.

All of our principal credit agreements and operating leases require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage.  During first quarter of 2014, there was concern that we would be unable to meet all of our required debt covenants for the quarter.  As of March 31, 2014, our principal senior secured lenders and two of our lessors agreed to, among other things, defer the date upon which we are required to attain a more stringent leverage ratio and increased liquidity from December 31, 2013 to June 30, 2014.  Under these terms, we are required to maintain a consolidated leverage ratio of 4.50 to 1.0 through the fiscal quarter ending June 30, 2014, and 4.25 to 1.0 thereafter, and liquidity of not less than $15 million through June 30, 2014 and $20 million thereafter.  As of June 30, 2014, we were in compliance with all of our debt covenants.

Based on our expectations for improved performance over the next twelve months, we currently believe that we will be able to attain all of our financial covenants through the end of 2014.

In addition to the restrictions under our new Credit Facility, certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We believe that we have consistently remained in compliance with this provision of these loan agreements.

Note 12. Other Long Term Liabilities

	June 30,	December 31,
(All Amounts in Thousands)	2014	2013
Deferred Gains, net of Amortization	$31,298	$34,009
Pension and Post Retirement	10,110	10,339
Alabama Lease Incentive	6,313	6,887
Insurance Reserves	4,755	5,521
Derivatives	3,895	4,412
Other	2,283	4,138
	$58,654	$65,306

Note 13.  Stock Based Compensation

We grant stock-based compensation in the form of (1) unrestricted stock awards to our independent Board of Directors and (2) restricted stock units (“RSUs”) to key executive personnel.  These awards are granted under the International Shipholding Corporation 2011 Stock Incentive Plan (the “Plan”), which was approved by our stockholders in 2011.

Unrestricted Stock Awards

On January 15, 2013, we granted our independent directors an aggregate of 6,708 unrestricted shares of common stock from the Plan.  On January 14, 2014, we granted our independent directors an aggregate of 4,470 unrestricted shares of common stock from the Plan.  For the six months ended June 30, 2014 and 2013, our net income reflected approximately $60,000 of stock-based compensation expense charges related to these issuances, which had no effect on either basic or diluted earnings per share.

A summary of the activity for stock awards during the six months ended June 30, 2014, is as follows:

	2014
	Shares	Weighted Average Fair Value Per Share
Non-vested - December 31, 2013	-	-
Unrestricted Shares Granted	4,470	$26.80
Shares Vested	(4,470)	$26.80
Non-vested - June 30, 2014	-	-

Restricted Stock Units

General Terms

We grant restricted stock units to key executive personnel under the Plan.  Each year, we have granted awards that vest based on continued service (“Time-Based RSUs”) as well as awards that vest based on a combination of performance metrics and continued service (“Performance-Based RSUs”).  Our Time-Based RSUs generally vest one-third per year over a three-year period.  Each of our Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of common stock, depending upon performance.  We grant two types of Performance-Based RSUs – one for which vesting is contingent upon an absolute metric, earnings per share (our “Absolute Performance-Based RSUs”), and another for which vesting is contingent upon our performance as measured against a relative metric, relative total shareholder return (our “Relative Performance-Based RSUs”)

For our top four executives, their Absolute Performance-Based RSUs vest and pay out in the year following the grant.  For each other recipient, the Absolute Performance-Based RSUs vest and pay out one-third per year over the three years following grant, based on the achievement of the metric in the first year.  With respect to the Relative Performance-Based RSUs, vesting is contingent upon our total stockholder return for a given period as compared to the companies comprising the Russell 2000 index for the same period.  For our top four executives, the performance of their Relative Performance-Based RSUs is measured over a one-year period (the calendar year of the grant), while for each other recipient the performance of their Relative Performance-Based RSUs is measured at the end of the third year (through December 31 of the third year following the grant).  For all RSUs, vesting is contingent upon continued employment with the Company except in certain limited circumstances.

For the three months ended June 30, 2014 and 2013, our net income reflected $355,000 and $418,000, respectively, of RSU stock-based compensation expense charges.  For the six months ended June 30, 2014 and 2013, our net income reflected $771,000 and $661,000, respectively, of RSU stock-based compensation expense charges.

2012 Grants

In 2012, we achieved maximum performance on our Absolute Performance-Based RSUs, and 21,564 shares of common stock vested and were paid out in 2013.  In May 2014, an additional 1,500 shares vested  and were paid out. The remaining 1,500 RSUs will vest and pay out in May 2015.  With respect to our Relative Performance-Based RSUs, for our top four executives, whose awards were measured over a  one-year performance period, our relative rank was in the 27th percentile, and therefore those awards paid out at 53% of grant (21,564 shares of common stock) in 2013.  Vesting of the remainder of Relative Performance-Based RSUs granted in 2012 is based on our relative TSR rank over a three-year measurement period, and therefore those 1,500 RSUs will vest and be paid out in 2015 based on our relative performance as determined following the end of the performance period (December 31, 2014).

2013 Grants

In 2013, we achieved maximum performance on our Absolute Performance-Based RSUs, and 8,450 shares of common stock vested and paid out on May 7, 2014.  The remaining 3,525 RSUs will vest and pay out ratably in May 2015 and 2016.  With respect to our Relative Performance-Based RSUs, for our top four executives, whose awards were measured over a one-year performance period, our relative rank was in the 79th percentile, and therefore those awards paid out at 150% of grant (20,064 shares of common stock) on May 7, 2014.  The remainder of Relative Performance-Based RSUs granted in 2013 will vest based on our relative TSR rank over a three-year measurement period, and therefore those 3,525 RSUs will be vest and be paid out in 2016 based on our relative performance as determined following the end of the performance period (December 31, 2015).

2014 Grants

On January 28, 2014, we granted 7,950 Time-Based RSUs, 17,351 Absolute Performance-Based RSUs, and 17,349 Relative Performance-Based RSUs.

Fair Values

The fair value of the service based awards was calculated based on the closing market price of our stock as of the grant date times the number of RSUs issued with no forfeitures assumed. For our 2014, 2013, and 2012 awards, we used the closing market price of our stock on January 28, 2014, April 23, 2013, and May 7, 2012 which was $25.95,  $17.66, and $19.35 per share, respectively. The performance based RSUs are subject to vesting upon two different performance metrics: an Absolute Performance-Based metric based on targeted earnings per share and a Relative Performance-Based metric based on our total stockholder return over a given period as measured against that of the other companies in the Russell 2000 index.  In order to calculate the fair value of our Absolute Performance-Based RSUs, we multiplied the closing market price of our stock as of the grant date times the number of RSU’s issued with no forfeitures assumed. We measured our Relative Performance-Based RSUs based on market conditions on the grant date. In order to derive the fair value of these awards, we used a Monte-Carlo simulation statistical technique to simulate our future stock prices and the components of the Russell 2000 Index. The stock prices were based upon the risk-free rate of return, the volatility of each entity, and the correlation of each entity with the Russell 2000 Index. We multiplied our ending simulated stock price by the payout percentage to determine a projected payout at the end of the performance period. The ending payout was then discounted, using the risk-free rate of return, to the grant date to determine the grant date fair value. Since 2014, 2013, and 2012 all provide for one year vesting (for the top four named executive officers) and three year vesting (for all other award recipients), a fair value was calculated separately for the one and three year awards for each year.

The following assumptions were used:

	2014 Awards		2013 Awards		2012 Awards
	1 Year Vest	3 Year Vest	1 Year Vest	3 Year Vest	1 Year Vest	3 Year Vest
Stock Price	$25.95	$25.95	$17.66	$17.66	$19.35	$19.35
Expected Volatilities	44.30%	40.02%	33.50%	37.03%	44.31%	40.50%
Correlation Coefficients	0.374	0.554	0.473	0.625	0.719	0.694
Risk Free Rate	0.10%	0.72%	0.10%	0.31%	0.16%	0.34%
Dividend Yield	3.85%	3.85%	5.70%	5.70%	5.17%	5.17%
Simulated Fair Value	$23.03	$25.46	$15.33	$16.57	$17.73	$18.88
Fair Value as a % of Grant	88.74%	98.10%	86.81%	93.83%	91.63%	97.57%

Our operating results, net income (loss) and net income (loss) before taxes for the periods set forth below include (i) the following amounts of compensation expense associated with the stock grants and RSUs and (ii) the related reductions in earnings per share:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Stock-Based Compensation
Expense:
Stock Grants to Board of Directors	$30,000	$30,000	$60,000	$60,000
RSUs Awards to Officers	$355,000	$418,000	$771,000	$661,000
Related Reduction in
Earnings Per Share [1]	$(0.03)	$(0.02)	$(0.07)	$(0.05)
[1] Same for basic and diluted earnings per share

In all cases, vesting is contingent upon continued employment with the company. A summary of the activity for the restricted stock awards during the six months ended June 30, 2014 is as follows:

	Number of RSU's	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2013	131,100	$18.77
Additional Awards Granted	15,138	16.63
Awards Granted	42,650	24.99
Awards Exercised	(48,849)	24.97
Awards Cancelled	(25,639)	24.97
Non-vested - June 30, 2014	114,400	$22.07

Note 14.  Stockholders’ Equity

A summary of the changes in Stockholders’ equity for the six months ended June 30, 2014, is as follows:

Stockholders'
(All Amounts in Thousands)	Equity
Balance December 31, 2013	$336,540
Net Loss	(3,881)
Common Stock Dividends*	(3,715)
Preferred Stock Dividends	(2,611)
Unrealized Foreign Currency Translation Gain	17
Net Change in Fair Value of Derivatives	(35)
Net Change in Funding Status of Defined Benefit Plan	151
Issuance of stock-based compensation	192
Balance June 30, 2014	$326,658
*Includes $76,000 of dividends accrued but not paid during the period

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the three months ended June 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2014 - April 30, 2014	-	-	-	285,377
May 1, 2014 - May 31, 2014	-	-	-	285,377
June 1, 2014 - June 30, 2014	-	-	-	285,377

Dividend Payments

During the six months ended June 30, 2014, we paid cash dividends in respect to our common stock as follows:

(All Amounts in Thousands Except per Share Data )			Total
		Per Share	Dividend
Record Date	Payment Date	Amount	Paid
17-Feb-14	3-Mar-14	$0.250	$1,813
16-May-14	3-Jun-14	$0.250	1,826
			$3,639

During the six months ended June 30, 2014, we paid cash dividends in respect of our Series A and Series B Cumulative Perpetual Preferred Stock as follows:

(All Amounts in Thousands Except per Share Data )				Total
			Per Share	Dividend
Record Date	Series	Payment Date	Amount	Paid
29-Jan-14	A	30-Jan-14	$2.375	$594
29-Jan-14	B	30-Jan-14	$2.250	712
29-Apr-14	A	30-Apr-14	$2.375	594
29-Apr-14	B	30-Apr-14	$2.250	711
				$2,611

Note 15. Preferred Stock

Series A Issuance

On February 21, 2013, we sold 250,000 shares of our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $1.00 par value per share, with a liquidation preference of $100.00 per share.

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series A Preferred Stock are payable at a rate of 9.50% per annum per $100.00 liquidation preference per share, starting from the date of original issue, February 21, 2013.  Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30.  However, the dividends are payable only if declared by our Board of Directors and must come from funds legally available for dividend payments.  On January 7, 2014, the Board of Directors declared a dividend of $2.375 per share on our Series A Preferred Stock for the preferred stockholders of record as of January 29, 2014, which was paid on January 30, 2014.  On April 9, 2014, the Board of Directors declared a dividend of $2.375 per share on our Series A Preferred Stock for the preferred stockholders of record as of April 29, 2014, which was paid on April 30, 2014.  On July 7, 2014, the Board of Directors declared a dividend of $2.375 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock to preferred stockholders of record on July 29, 2014, which was paid on July 30, 2014. As of June 30, 2014, we had no accumulated unpaid dividends for our Series A preferred stock.

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

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series B Preferred Stock are payable at a rate of 9.00% per annum per $100.00 liquidation preference per share, starting from the date of original issue, August 1, 2013. Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30.  However, the dividends are payable only if declared by our board of directors and must come from funds legally available for dividend payments.  On January 7, 2014, the Board of Directors declared a dividend of $2.25 per share on our Series B Preferred Stock for the preferred stockholders of record as of January 29, 2014, which was paid on January 30, 2014.  On April 9, 2014, the Board of Directors declared a dividend of $2.25 per share on our Series B Preferred Stock for the preferred stockholders of record as of April 29, 2014, which was paid on April 30, 2014.   On July 7, 2014, the Board of Directors declared a dividend of $2.25 per share 9.0% Series B Cumulative Perpetual Preferred Stock to preferred stockholders of record on July 29, 2014, which was paid on July 30, 2014. As of June 30, 2014, we had no accumulated unpaid dividends for our Series B preferred stock.

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

Note 16.  Changes in Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by Component

For the three months ending June 30, 2014

(All Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation (Loss) Income	Defined Benefit Pension Items	Total

Beginning balance April 1, 2014	$(4,270)	$(439)	$(9,042)	$(13,751)
Other comprehensive income (loss)
before reclassification	326	42	-	368
Amount reclassified from accumulated
other comprehensive income (loss)	(370)	-	(24)	(394)
Net current-period other
comprehensive income (loss)	(44)	42	(24)	(26)

Ending balance as of June 30, 2014	$(4,314)	$(397)	$(9,066)	$(13,777)

*The fair value balance as of June 30, 2014, includes a negative $555,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Loss

For the three months ending June 30, 2014

(All Amounts in Thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income (Loss) is Presented

Gains and losses on derivatives fair value

Interest rate contracts	$(352)	Interest expense
Foreign exchange contracts	(18)	Other revenues
	(370)	Total before tax
	-	Tax (expense) or benefit
	(370)	Net of tax
Amortization of defined benefit pension items
Prior service costs	(26)	A&G Expense
Actuarial losses	51	A&G Expense
	25	Total before tax
	(49)	Tax (expense) or benefit
	(24)	Net of tax
Total reclassifications for the period	$(394)	Net of tax

Changes in Accumulated Other Comprehensive Loss by Component

For the three months ending June 30, 2013

(All Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation (Loss) Income	Defined Benefit Pension Items	Total

Beginning balance April 1, 2013	$(6,805)	$(310)	$(16,933)	$(24,048)
Other comprehensive income
before reclassification	620	206	-	826
Amount reclassified from accumulated
other comprehensive income	342	-	310	652
Net current-period other
comprehensive income	962	206	310	1,478

Ending balance as of June 30, 2013	$(5,843)	$(104)	$(16,623)	$(22,570)

*The fair value balance as of June 30, 2013, includes a negative $722,503 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Loss

For the three months ending June 30, 2013

(All Amounts in Thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income (Loss) is Presented

Gains and losses on derivatives fair value

Interest rate contracts	$248	Interest expense
Foreign exchange contracts	94	Other revenues
	342	Total before tax
	-	Tax (expense) or benefit
	342	Net of tax
Amortization of defined benefit pension items
Prior service costs	24	A&G Expense
Actuarial losses	286	A&G Expense
	310	Total before tax
	-	Tax (expense) or benefit
	310	Net of tax
Total reclassifications for the period	$652	Net of tax

Changes in Accumulated Other Comprehensive Loss by Component

For the six months ending June 30, 2014

(All Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation (Loss) Income	Defined Benefit Pension Items	Total

Beginning balance as of January 1, 2014	$(4,279)	$(414)	$(9,217)	$(13,910)
Other comprehensive income (loss)
before reclassification	793	17	-	810
Amount reclassified from accumulated
other comprehensive income (loss)	(828)	-	151	(677)
Net current-period other
comprehensive income (loss)	(35)	17	151	133

Ending balance as of June 30, 2014	$(4,314)	$(397)	$(9,066)	$(13,777)

*The fair value balance as of June 30, 2014, includes a negative $555,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Loss

For the six months ending June 30, 2014

(All Amounts in Thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income (Loss) is Presented

Gains and losses on derivatives fair value
Interest rate contracts	$(679)	Interest expense
Foreign exchange contracts	(149)	Other revenues
	(828)	Total before tax
	-	Tax (expense) or benefit
	(828)	Net of tax
Amortization of defined benefit pension items
Prior service costs	49	A&G Expense
Actuarial losses	151	A&G Expense
	200	Total before tax
	(49)	Tax (expense) or benefit
	151	Net of tax
Total reclassifications for the period	$(677)	Net of tax

Changes in Accumulated Other Comprehensive Loss by Component

For the six months ending June 30, 2013

(All Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation Loss	Defined Benefit Pension Items	Total

Beginning balance as of January 1, 2013	$(7,352)	$(350)	$(17,244)	$(24,946)
Other comprehensive income
before reclassification	795	246	-	1,041
Amount reclassified from accumulated
other comprehensive income	714	-	621	1,335
Net current-period other
comprehensive income	1,509	246	621	2,376

Ending balance as of June 30, 2013	$(5,843)	$(104)	$(16,623)	$(22,570)

*The fair value balance as of June 30, 2014, includes a negative $722,503 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Loss

For the six months ending June 30, 2013

(All Amounts in Thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income (Loss) is Presented

Gains and losses on derivatives fair value
Interest rate contracts	$649	Interest expense
Foreign exchange contracts	65	Other revenues
	714	Total before tax
	-	Tax (expense) or benefit
	714	Net of tax
Amortization of defined benefit pension items
Prior service costs	48	A&G Expense
Actuarial losses	573	A&G Expense
	621	Total before tax
	-	Tax (expense) or benefit
	621	Net of tax
Total reclassifications for the period	$1,335	Net of tax

Note 17.  Earnings Per Share

We compute basic earnings per share based on the weighted average number of common shares outstanding during the relevant periods.  Diluted earnings per share also reflect dilutive potential common shares, including shares issuable under restricted stock units using the treasury stock method.  The calculation of basic and diluted earnings per share is as follows:

(All Amounts in Thousands Except per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Net (Loss) Income	$(664)	$1,859	$(3,881)	$3,512
Preferred Stock Dividends	(1,305)	(594)	(2,611)	(845)
Net (Loss) Income Available to Common Stockholders	$(1,969)	$1,265	$(6,492)	$2,667
Denominator
Weighted Average Shares of Common Stock
Outstanding:
Basic	7,281,807	7,239,780	7,267,023	7,226,415
Plus:
Effect of dilutive restrictive stock	-	23,426	-	21,962
Diluted	7,281,807	7,263,206	7,267,023	7,248,377
Basic Earnings Per Common Share:
Net (Loss) Income per share - Basic	$(0.27)	$0.17	$(0.89)	$0.37
Net (Loss) Income per share - Diluted:	$(0.27)	$0.17	$(0.89)	$0.37

Note 18. Fair Value Measurements

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2014, segregated by the above-described levels of valuation inputs:

(All Amounts in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Derivative Assets	$-	$413	$-	$413
Derivative Liabilities	$-	$(3,895)	$-	$(3,895)

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at June 30, 2014 and December 31, 2013. We estimated the fair value of our variable rate long-term debt at June 30, 2014, including current maturities, to equal approximately $199.9 million due to the variable rate nature of the debt as well as to the underlying value of the collateral.  We have determined that credit risk is not a material factor.

Note 19.  New Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers”, to amend Accounting Standards Codification Topic 605, “Revenue Recognition”.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning on or after December 15, 2016.  Early adoption is not permitted.  We are currently evaluating the impact of the adoption of this standard.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation”, to give explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award.  ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Earlier adoption is permitted.  The effective date is the same for both public business entities and all other entities.  We are currently evaluating the impact of the adoption of this standard.

Note 20.  Prior Period Revision

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

		2013
Financial Statement Line Item	Dollar Impact	As Previously Reported	% Impact	2013 As Revised
Provision (Benefit) for Income Taxes	$(305)	$(11,963)	2.54%	$(12,268)
Net Income	$375	$18,157	2.07%	$18,532
Comprehensive Income	$375	$29,163	1.2%	$29,538

Note: The impact of these revisions on Revenue, Voyage Expense, Total Operating Expenses, Operating Income, Income Before Provision (Benefit) for Income Taxes and Equity in Net Loss of Unconsolidated Entities, Retained Earnings, Stockholders’ Equity, Current Assets, Non-Current Assets, Current Liabilities, and Non-Current Liabilities was less than 1% of each line item, respectively.

Note 21.  Subsequent Events

During the second quarter of 2014, we executed two indicative term sheets with lenders for the proposed refinancing of a 1999 International Flag PCTC vessel and the repurchase of a 2007 U.S. Flag PCTC vessel pursuant to a negotiated purchase option under its current operating lease. The 2007 PCTC vessel was previously sold and leased back to us in the first quarter of 2012. Both of the above transactions allows us to take advantage of attractive interest rates and extend the period of our payment obligations relating to these vessels.  As currently proposed, each of the new facilities would extend our payment maturities out to the third quarter of 2020 and 2021, respectively.  We expect to enter into definitive documents with respect to both of these facilities in the third quarter of 2014, but cannot provide any assurances to this effect.

As previously disclosed, we are in the process of moving our Corporate Headquarters back to the city of New Orleans. In the first quarter of 2014, we purchased a historical building with plans to renovate and expand the facility. In order to finance a portion of the new construction, we have executed an indicative term sheet with a lender which grants us an option to convert the construction loan to a ten-year loan. We expect to enter into definitive loan documents by the end of the year, but cannot provide any assurances to this effect. We anticipate that the building renovation and expansion will be completed prior to the end of 2015.

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

Such forward-looking statements include, without limitation, statements regarding (1) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment plans or results, strategic alternatives, business strategies, and other similar statements of expectations or objectives; (2) our plans for operating the business and using cash, including our pricing, investment, expenditure and cash deployment plans; (3) our projected ability to deploy vessels in the spot market, under medium to long-term contracts, or otherwise; (4) our outlook on prevailing vessel time charter and voyage rates, including estimates of the impact of dry cargo fleet supply or demand on time charter and voyage rates; (5) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (6) estimated scrap values of assets; (7) estimated proceeds from selling assets and the anticipated cost of constructing or purchasing new or existing vessels; (8) estimated fair values of financial instruments, such as interest rate and currency swap agreements; (9) estimated losses under self-insurance arrangements; (10) estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (11) estimated outcomes of, or losses attributable to litigation; (12) estimated obligations, and the timing thereof, relating to vessel repair or maintenance work; (13) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (14) our ability to remain in compliance with applicable regulations; (15)  anticipated trends in supplemental cargoes; (16) anticipated trends in government spending, funding, or appropriations; (17) our ability to effectively service our debt or meet the financial covenants contained in our debt and lease agreements; (18) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (19) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and (20) assumptions underlying any of the foregoing.

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

•	procure adequate insurance coverage on acceptable terms; and
•	manage the amount and rate of growth of our operating, capital, administrative and general expenses.

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular;
•	industry-wide changes in cargo freight rates, charter rates, vessel design, vessel utilization or vessel valuations, or in charter hire, fuel or other operating expenses;
•	unexpected out-of-service days on our vessels whether due to drydocking delays, unplanned maintenance, accidents, equipment failures, adverse weather, natural disasters, piracy or other causes;
•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate;
•	the possibility that the anticipated benefits from corporate vessel acquisitions cannot be fully realized or may take longer to realize than expected.
•	political events in the United States and abroad, including terrorism, piracy and trade restrictions, and the response of the U.S. and other nations to those events;
•	election results and the appropriation of funds by the U.S. Congress, including the impact of any further cuts to federal spending similar to the “sequestration” cuts;
•	changes in foreign currency exchange rates or interest rates;
•	changes in laws and regulations, including those related to government assistance programs, inspection programs, trade controls and protection of the environment;
•	our continued access to credit on favorable terms;

•	the ability of customers to fulfill their obligations with us, including the timely receipt of payments by the U.S. government;
•	the performance of our unconsolidated subsidiaries, revenue sharing agreements, and joint ventures;
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

Executive Summary

Overview of Second Quarter 2014

Overall Strategy

We operate a diversified fleet of U.S. and International Flag vessels that provide domestic and international maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying niche growth opportunities, utilizing our extensive experience to meet those opportunities, maintaining a diverse portfolio of medium to long-term contracts, and maintaining strong relations with our long-standing customer base by providing quality transportation services.

Overview

Our second quarter 2014 operating income improved as compared to the first quarter of 2014.  The results were driven by improved results from our Jones Act vessels, driven primarily by an increase in operating days and additional cargoes carried by our Rail-Ferry vessels and Molten Sulphur vessel.  The time charter and voyage rates on our Handysize Bulk Carrier vessels were lower as compared to the first quarter and are still wavering near historical lows.  Our second quarter 2014 supplemental revenues were very comparable to the first quarter 2014 results.  Our second quarter 2014 operating income increased compared to operating income for the same period in 2013, due to an additional 74 operating days, partially offset by higher voyage expenses in our UOS Jones Act operations due to non-cash drydock amortization expenses.

Key drivers to our operating performance are our variable revenues and the on-hire performance of our vessels.  Our variable revenues are driven by our supplemental revenues, dry bulk rates, and our Rail-Ferry results.  The Handysize market has continued to weaken in the second quarter of 2014 and,  given the current market, medium to long term rates cannot be fixed at acceptable levels.

During the second quarter of 2014, we derived $58.7 million of our revenues from fixed contracts as compared to $51.0 million for the same period in 2013.  Our variable revenues decreased from $23.9 million in the second quarter of 2013 to $18 million for the second quarter of 2014.  Our fixed revenues increased as a result of improved revenues from our UOS Jones Act vessels and Capesize Bulk Carrier, which is operating on a fixed contract through the end of 2015.  The decrease in our variable revenues is primarily the result of lower supplemental revenues and the depressed Handysize Bulk rates.

Consolidated Financial Performance – Second Quarter 2014 vs. Second Quarter 2013

Overall net income decreased from a  $1.9 million profit in the second quarter of 2013 to a loss of $664,000 in the second quarter of 2014. Included in the second quarter 2013 results was a $1.8 million non-cash foreign exchange gain. Our operating income for the second quarter of 2014 increased by approximately $256,000 when compared to the results from the same period of 2013, reflecting improved results from our Dry Bulk Carriers and Jones Act, partially offset by reductions in our supplemental cargo revenues and higher voyage expenses in our UOS Jones Act operations.

Segment Performance – Second Quarter 2014 vs. Second Quarter 2013

Jones Act

▪	Increase of $514,000 in gross voyage profits primarily based on an improvement in UOS results.
▪	59 non-operating days in 2014 as compared to 156 days in 2013.

Pure Car Truck Carriers

▪	Decrease in gross voyage profits from $4.6 million to $2.3 million.
▪	Decrease primarily based on less supplemental cargo.

Dry Bulk Carriers

▪	Increase in gross voyage profits of approximately $1.4 million.
▪	Results driven by an increase year over year in time charter rates on our Capesize vessel and redelivery of a chartered-in vessel.

Rail-Ferry

▪	A 2% increase in revenues was driven by an increase in cargo volume carried primarily southbound.

Specialty Contracts

▪	Increase of $33,000 in gross voyage profits primarily due to the addition of one Multi-Purpose Heavy Lift chartered-in vessel on October 1, 2013, which generated a small profit margin.

Financial Discipline & Balance Sheet

▪	Total cash available of $15.8 million at June 30, 2014.
▪	Cash generated from operations of $11.7 million for the six months ended June 30, 2014.
▪	Working capital of $10.9 million at June 30, 2014.
▪	Approximately $15.5 million of borrowing capacity available on our line of credit at June 30, 2014.

Because of the overall condition of the global economy in general, and the marine transportation industry specifically, we continue to test our long-lived assets quarterly to determine whether or not the fair value of each of our segment vessels (based upon projected segment undiscounted cash flows) exceed each of our segment vessels’ carrying amounts. Based on our assessment, we believe no impairments existed as of June 30, 2014. As of this same date, the total aggregated fair value of the vessels that we own, based on the most recent appraisal of each vessel, was $477.1 million, as compared to the total aggregated net book value of $415.2 million.

The following table lists the 53 vessels in our operating fleet as of June 30, 2014, 21 of which are owned by our wholly-owned subsidiaries:

		Vessels		Year Built	Business Segment (1)	Owned	Bareboat Charter/ Leased	Operating Contracts	Partially Owned	Weight Carrying Capacity (MT)

1		ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	Jones Act	X				38,847
2		SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	Jones Act		X			27,678
3		COASTAL 303/ALABAMA ENTERPRISE	ATB TUG/BARGE UNIT	1973/1981	Jones Act	X				23,314
4		NAIDA RAMIL/PEGGY PALMER	ATB TUG/BARGE UNIT (2)	1994/1981	Jones Act	X				34,367
5		COASTAL 101/LOUISIANA ENTERPRISE	ATB TUG/BARGE UNIT	1973/1984	Jones Act	X				33,529
6		COASTAL 202/FLORIDA ENTERPRISE	ITB TUG/BARGE UNIT	1977	Jones Act	X				33,220
7		MARY ANN HUDSON	BULK CARRIER	1981	Jones Act	X				37,061
8		MISSISSIPPI ENTERPRISE	BULK CARRIER	1980	Jones Act	X				37,244
9		ROSIE PARIS	HARBOR TUG	1974	Jones Act	X				N/A
10		GREEN BAY	PURE CAR/TRUCK CARRIER	2007	PCTC		X			18,312
11		GREEN COVE	PURE CAR/TRUCK CARRIER	1999	PCTC		X			22,747
12		GREEN DALE	PURE CAR/TRUCK CARRIER	1999	PCTC	X				16,157
13		GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	PCTC		X			22,799
14		GREEN POINT	PURE CAR/TRUCK CARRIER	1994	PCTC	X				14,930
15		GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	PCTC	X				21,523
16		GLOVIS COUNTESS	PURE CAR/TRUCK CARRIER	2010	PCTC	X				18,701
17		BALI SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X				20,737
18		BANDA SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X				20,664
19		EGS CREST	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X				35,914
20		EGS TIDE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X				35,916
21		EGS WAVE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X				35,916
22		BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	Dry Bulk	X				170,578
23		BULK AMERICAS	SUPRAMAX BULK CARRIER	2012	Dry Bulk	X				57,959
24		OSLO BULK 1	MINI BULK CARRIER	2010	Dry Bulk				X	8,040
25		OSLO BULK 2	MINI BULK CARRIER	2010	Dry Bulk				X	8,028
26		OSLO BULK 3	MINI BULK CARRIER	2010	Dry Bulk				X	8,029
27		OSLO BULK 4	MINI BULK CARRIER	2010	Dry Bulk				X	8,040
28		OSLO BULK 5	MINI BULK CARRIER	2010	Dry Bulk				X	8,040
29		OSLO BULK 6	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
30		OSLO BULK 7	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
31		OSLO BULK 8	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
32		OSLO BULK 9	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
33		OSLO BULK 10	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
34		OSLO BULK 11	MINI BULK CARRIER	2008	Dry Bulk				X	8,000
35		SEA CARRIER	MINI BULK CARRIER	2010	Dry Bulk				X	9,300
36		OSLO CARRIER 2	MINI BULK CARRIER	2010	Dry Bulk				X	9,300
37		OSLO CARRIER 3	MINI BULK CARRIER	2011	Dry Bulk				X	9,300
38		SEA STEAMER	MINI BULK CARRIER	2011	Dry Bulk				X	9,300
39		MT BOW TRAJECTORY	CHEMICAL TANKER	2014	SP				X	50,510
40		MT BOW TRIBUTE	CHEMICAL TANKER	2014	SP				X	50,510
41		MT ASPHALT SPRING	ASPHALT TANKER	2007	SP				X	6,726
42		MT ASPHALT SUMMER	ASPHALT TANKER	2007	SP				X	6,654
43		MAERSK ALABAMA	CONTAINER VESSEL	1998	SP		X			17,525
44		MAERSK CALIFORNIA	CONTAINER VESSEL	1992	SP		X			25,375
45		MARINA STAR 2	CONTAINER VESSEL	1982	SP			X		13,193
46		MARINA STAR 3	CONTAINER VESSEL	1983	SP			X		13,193
47		TERRITORY TRADER	CONTAINER VESSEL	1991	SP			X		3,183
48		FLORES SEA	MULTI-PURPOSE VESSEL	2008	SP			X		11,151
49		SAWU SEA	MULTI-PURPOSE VESSEL	2008	SP			X		11,184
50		OCEAN PORPOISE	TANKER	1996	SP	X				13,543
51		OCEAN HERO	TANKER	1996	SP			X		13,543
52		OCEAN GIANT	MULTI-PURPOSE HEAVY LIFT DRY CARGO VESSEL	2012	SP		X			19,382
53		OSLO WAVE	ICE STRENGTHENED MULTI-PURPOSE VESSEL	2000	SP	X				17,381
						21	7	6	19	1,176,743
	(1)	Business Segments:
		Jones Act	Jones Act
		PCTC	Pure Car Truck Carriers
		RF	Rail-Ferry
		Dry Bulk	Dry Bulk Carriers
		SP	Specialty Contracts
	(2)	Currently Inactive

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business. The following table provides a reconciliation of consolidated gross voyage profit to our operating (loss) income.

	Three Months Ended June 30,		Year to date as of June 30,
(All Amounts in Thousands)	2014	2013	2014	2013
Revenues	$76,752	$74,897	$149,446	$156,021

Voyage Expenses*	63,325	61,508	125,957	131,099
Net Loss of Unconsolidated Entities	80	75	188	345

Gross Voyage Profit	13,347	13,314	23,301	24,577

Vessel Depreciation	6,517	5,804	13,238	11,575
Other Depreciation	18	11	36	34

Gross Profit	6,812	7,499	10,027	12,968

Other Operating Expenses:
Administrative and General Expenses	5,232	6,170	10,811	11,603
Less: Net Loss of Unconsolidated Entities	(80)	(75)	(188)	(345)
Total Other Operating Expenses	5,152	6,095	10,623	11,258

Operating Income (Loss)	$1,660	$1,404	$(596)	$1,710
* Includes Intangible Amortization

RESULTS OF OPERATIONS

Three MONTHS ENDED JUNE 30, 2014

COMPARED TO THE Three MONTHS ENDED JUNE 30, 2013

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2014
Fixed Revenue	$33,216	$15,295	$1,758	$-	$8,487	$-	$58,756
Variable Revenue	-	3,858	3,505	9,739	911	(17)	17,996
Total Revenue from External Customers	33,216	19,153	5,263	9,739	9,398	(17)	76,752
Intersegment Revenues (Eliminated)	-	-	-	-	-	(4,321)	(4,321)
Intersegment Expenses Eliminated	-	-	-	-	-	4,321	4,321
Voyage Expenses	27,181	16,903	3,412	7,870	8,446	(487)	63,325
Loss (Income) of Unconsolidated Entities	-	-	89	39	(48)	-	80
Gross Voyage Profit	$6,035	$2,250	$1,762	$1,830	$1,000	$470	$13,347

Gross Voyage Profit Margin	18%	12%	33%	19%	11%	2765%	17%

2013
Fixed Revenue	$27,725	$16,804	$665	$-	$5,835	$-	$51,029
Variable Revenue	-	8,286	4,188	9,523	1,671	200	23,868
Total Revenue from External Customers	27,725	25,090	4,853	9,523	7,506	200	74,897
Intersegment Revenues (Eliminated)	-	-	-	-	-	(5,519)	(5,519)
Intersegment Expenses Eliminated	-	-	-	-	-	5,519	5,519
Voyage Expenses	22,204	20,453	4,473	7,762	6,539	77	61,508
Loss of Unconsolidated Entities	-	-	7	68	-	-	75
Gross Voyage Profit	$5,521	$4,637	$373	$1,693	$967	$123	$13,314

Gross Voyage Profit Margin	20%	18%	8%	18%	13%	62%	18%

For the purposes of this report, operating days are defined as days that our vessels/units are generating revenues or positioning to generate revenues, and non-operating days are defined as all other days.

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the three months ended June 30, 2014 and 2013:

Revenues

50,000
40,000
30,000
20,000
10,000
0
Thousands of Dollars
2014
2013
2014
2013
2014
2013
2014
2013
2014
2013
Jones Act
PCTC
Dry Bulk
Rail Ferry
Specialty

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act: Overall revenues and gross voyage profit increased by $5.5 million and $514,000, respectively, when comparing second quarter 2014 to 2013. The increase was primarily due to an additional 97 operating days in the second quarter of 2014 compared to the same period in the prior year, which had significant amount of scheduled drydock days.  Voyage expenses increased year over year due to the drydock amortization expenses.

Pure Car Truck Carriers: Overall revenues decreased by $5.9 million when comparing second quarter 2014 to 2013.  The decrease was driven primarily by a reduction in the amount of supplemental cargo carried.  We believe the supplemental cargo revenues will improve in the third and fourth quarters of 2014.  The decrease in revenue resulted in gross voyage profit decreasing from $4.6 million in the second quarter of 2013 to $2.3 million in the same period in 2014. Our fixed contract revenues for this segment were $15.3 million and $16.8 million in second quarter 2014 and 2013, respectively. Our variable revenues were  $3.9 million and $8.3 million for the same periods in 2014 and 2013, respectively, and represent revenues derived from supplemental cargoes. The second quarter 2014 operating cost for the vessels in this segment was on or near budget and comparable to second quarter 2013 operating costs.

Dry Bulk Carriers: Overall revenues and gross voyage profit increased $410,000 and $1.4 million, respectively, when comparing the second quarter of 2014 to 2013.  The improvement in our results was primarily driven by the deployment of our Capesize vessel on a fixed time charter through the end of 2015 and improved voyage expense due to the redelivery of a chartered-in vessel.

Rail-Ferry: Revenues increased by $216,000 when comparing the second quarter of 2014 to the same period in 2013. Gross voyage profit increased by $137,000 when comparing 2013 to 2014.  The improvements are attributable mainly to an increase in cargo volume carried.  The vessels operated this past quarter within our operating budget.

Specialty Contracts:  Revenues increased from $7.5 million in the second quarter 2013 to $9.4 million in the second quarter 2014 while gross voyage profit increased by $33,000 for the same period.  The improved revenues are the result of the addition of one Multi-Purpose Heavy Lift chartered-in vessel October 1, 2013, which generated a small profit margin.

Administrative and General Expense:  Administrative and general expenses decreased from $6.2 million in the second quarter of 2013 to $5.2 million in the second quarter of 2014.  The following table shows the significant components of administrative and general expenses for the second quarter of 2014 and 2013, respectively.

	Three Months Ended	Three Months Ended
A&G Account	June 30, 2014	June 30, 2013	Variance

Wages and Benefits	$2,480	$3,383	$(903)	A
Executive Stock Compensation	385	448	(63)
Professional Services	536	715	(179)	B
Office Building Expense	399	362	37
Insurance & Worker's Comp.	491	253	238	C
Other	941	1,009	(68)
TOTAL:	$5,232	$6,170	$(938)

A) The decrease is due to less accrued bonus expense in the second quarter of 2014.

B) The decrease is due to additional audit and legal fees in 2013 related to our preferred stock offering.

C) The increase is due to an increase in our asbestos insurance reserve.

Other Income and Expense

Interest Expense was $2.0 million for the second quarter of 2014, which was essentially unchanged from the interest expense for the second quarter of 2013.

Derivative Loss/(Gain) decreased to a $18,000 loss in the second quarter of 2014  from $205,000 of income in the second quarter of 2013 based on changes in the fair value of the ineffective portion of a 2010 interest rate swap.

Other income from vessel financing decreased from $539,000 to $472,000 in the second quarter of 2013 and 2014, respectively, driven by a lower principal balance upon which interest is earned on a note receivable issued to us in connection with our sale of two vessels to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss of $9,000 in the second quarter of 2014 is associated with our normal recurring period-end currency revaluations, including the impact of revaluing our obligations under the forward contracts relating to the Yen-denominated financing of one of our PCTC vessels. The exchange loss was principally attributable to a change in the exchange rate of 105.31 Yen to 1 USD at December 31, 2013 compared to 101.33 Yen to 1 USD at June 30, 2014, net of the impact of foreign forward exchange contracts we entered into in the fourth quarter of 2013 and subsequently rolled forward into 2014 and 2015, to limit our exposure to fluctuations in the value of the Yen,  see Note 10 for more information on our derivative contract.

Income Taxes

We recorded a tax provision of $653,000 on our $69,000 of income before taxes and equity in net loss of unconsolidated entities for the three months ended June 30, 2014. For the three months ended June 30, 2013, we recorded an income tax provision of $15,000 on our $1.9 million of income before taxes and equity in net income of unconsolidated entities. Included in both our 2014 and 2013 tax provisions are taxes on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime, 35% provision on our U.S. flag Jones Act results, and foreign tax withholdings.  Our 2014 tax provision also includes recognition of (i) deferred tax benefits, which we were unable to recognize in 2013 due to the valuation allowance that we reversed in the fourth quarter of 2013, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and (ii) a tax liability on our income from vessel financing in 2014 that was exempt from tax in 2013.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2013, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in net (loss) income from unconsolidated entities, net of taxes, was comparable year over year.

RESULTS OF OPERATIONS

SIX MONTHS ENDED June 30, 2014

COMPARED TO THE SIX MONTHS ENDED June 30, 2013

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2014
Fixed Revenue	$62,315	$30,911	$3,284	$-	$17,188	$-	$113,698
Variable Revenue	-	7,799	7,094	17,667	3,158	30	35,748
Total Revenue from External Customers	62,315	38,710	10,378	17,667	20,346	30	149,446
Intersegment Revenues(Eliminated)	-	-	-	-	-	(8,642)	(8,642)
Intersegment Expenses Eliminated	-	-	-	-	-	8,642	8,642
Voyage Expenses	52,057	34,101	7,055	14,912	18,646	(814)	125,957
(Income) Loss of Unconsolidated Entities	-	-	169	67	(48)	-	188
Gross Voyage Profit	$10,258	$4,609	$3,154	$2,688	$1,748	$844	$23,301

Gross Voyage Profit Margin	16%	12%	30%	15%	9%	2813%	16%

2013
Fixed Revenue	$59,579	$33,757	$1,538	$-	$12,667	$-	$107,541
Variable Revenue		19,207	7,549	18,697	2,526	501	48,480
Total Revenue from External Customers	59,579	52,964	9,087	18,697	15,193	501	156,021
Intersegment Revenues (Eliminated)	-	-	-	-	-	(11,038)	(11,038)
Intersegment Expenses Eliminated	-	-	-	-	-	11,038	11,038
Voyage Expenses	47,694	43,926	9,674	15,482	14,037	286	131,099
Loss of Unconsolidated Entities	-	-	338	7	-	-	345
Gross Voyage Profit (Loss)	$11,885	$9,038	$(925)	$3,208	$1,156	$215	$24,577

Gross Voyage Profit Margin	20%	17%	(10)%	17%	8%	43%	16%

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the six months ended June 30, 2014 and 2013:

Revenues
Thousands of Dollars
70,000
60,000
50,000
40,000
30,000
20,000
10,000
0
2014
2013
2014
2013
2014
2013
2014
2013
2014
2013
Jones Act
PCTC
Dry Bulk
Rail Ferry
Specialty

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act: Revenues increased by $2.7 million, while gross voyage profit decreased by $1.6 million, when comparing the six months ending June 30, 2014 to 2013. The increase in revenue was primarily due to an additional 152 operating days in the six months ending June 30, 2014 compared to the six months ending June 30, 2013.  The decrease in gross voyage profit is the result of an increase in voyage expenses, primarily non-cash drydock amortization expense.

Pure Car Truck Carriers: Overall revenues decreased by $14.2 million when comparing the six months ending June 30, 2014 to 2013.  The decrease was driven primarily by a reduction in our variable revenues, which is comprised of our supplemental cargoes.

The decrease in revenue resulted in gross voyage profit decreasing from $9.0 million in the first half of 2013 to $4.6 million in the first half of 2014.

Dry Bulk Carriers: Overall revenues and gross voyage profit increased $1.3 million and $4.1 million, respectively, when comparing the six months ending June 30, 2014 to 2013.  The improvement in our results was primarily driven by the deployment of our Capesize vessel on a fixed time charter through the end of 2015 and improved voyage expenses due to the redelivery of a chartered-in vessel.

Rail-Ferry: Revenues decreased by $1.0 million when comparing the six months ending June 30, 2014 to 2013. Gross voyage profit decreased by $520,000 when comparing 2014 to 2013 and was driven by lower cargo volumes.

Specialty Contracts:  Revenues increased from $15.2 million in the six months ending June 30, 2013 to $20.3 million in the six months ending June 30, 2014 while gross voyage profit for the first half of 2014 increased by $592,000 over the same period in 2013.  The slight improvement reflects the increased utilization of our Ice Strengthened Multi-purpose vessel, which was in drydock during part of the first and second quarters of 2013, and the addition of one Multi-Purpose Heavy Lift chartered in vessel.

Administrative and General Expense:  Administrative and general expenses decreased from $11.6 million in the six months ended June 30, 2013 to $10.8 million in the six months ended June 30, 2014.  The following table shows the significant components of administrative and general expenses for the second quarter of 2014 and 2013, respectively.

	Six Months Ended	Six Months Ended
A&G Account	June 30, 2014	June 30, 2013	Variance

Wages and Benefits	$5,384	$6,682	$(1,298)	A
Executive Stock Compensation	831	721	110	B
Professional Services	1,182	1,031	151	C
Office Building Expense	805	790	15
Insurance & Worker's Comp.	722	415	307	D
Other	1,887	1,964	(77)
TOTAL:	$10,811	$11,603	$(792)

A) The reduction is due to accrued bonus in the first two quarters of 2013 that was not repeated in the first two quarters of 2014.

B) Due to higher stock prices.

C) The increase is due to lower legal fees in prior year.

D) Primarily related to an increase in asbestos insurance reserves.

Other Income and Expense

Interest Expense was $4.2 million for the six months ending June 30, 2014, which was essentially unchanged from the interest expense for the same period of 2013.

Derivative Loss/(Gain) decreased to a $32,000 loss in the six months ending June 30, 2014 from $282,000 of income for the same period of 2013 based on changes in the fair value of the ineffective portion of a 2010 interest rate swap.

Other income from vessel financing decreased from $1.1 million to $1.0 million in the six months ending June 30, 2013 and 2014, respectively, driven by a lower principal balance upon which interest is earned on a note receivable issued to us in connection with our sale of two vessels to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss of $93,000 in the six month ending June 30, 2014 is associated with our normal recurring period-end currency revaluations, including the impact of revaluing our obligations under the forward contracts relating to the Yen-denominated financing of one of our PCTC vessel. The exchange loss was principally attributable to a change in the exchange rate of 105.31 Yen to 1 USD at December 31, 2013 compared to 101.33 Yen to 1 USD at June 30, 2014, net of the impact of foreign forward exchange contracts we entered into in the fourth quarter of 2013 and subsequently rolled forward into 2014 and 2015, limiting our exposure to fluctuations in the value of the Yen.

Income Taxes

We recorded a tax benefit of $229,000 on our $3.9 million of loss before taxes and equity in net loss of unconsolidated entities for the six months ended June 30, 2014. For the six months ended June 30, 2013, we recorded an income tax provision of $50,000 on our $3.9 million of income before taxes and equity in net income of unconsolidated entities. Included in both our 2014 tax benefit and our 2013 tax provision are taxes on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime, 35% provision on our U.S. flag Jones Act results, and foreign tax withholdings.  Our 2014 tax benefit also includes recognition of deferred tax benefits, which we were unable to recognize in 2013 due to the valuation allowance that we reversed in the fourth quarter of 2013, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, and  a tax liability on our income from vessel financing in 2014 that was exempt from tax in 2013.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2013, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in net (loss) income from unconsolidated entities, net of taxes, improved from a loss of $345,000 for the six months ending June 30, 2013 to a loss of $188,000 for the same period of 2014, driven primarily by improved charter hire rates on our equity investment in Mini Bulker vessels and our recent investment in two Chemical Tankers.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included in Item 1 of Part I of this report.

Working Capital

Our working capital (defined as the difference between our total current assets and total current liabilities) decreased from $16.4 million at December 31, 2013 to $10.9 million at June 30, 2014. This $5.5 million decrease in working capital was primarily driven by a $4.2 million decrease in cash and cash equivalents during the first six months of 2014 to a total of $15.8 million at June 30, 2014. The decrease in cash and cash equivalents was a result of cash used in financing activities of $6.1 million and cash used in investing activities of $9.8 million, partially offset by cash provided by operating activities of $11.7 million.  Total current liabilities of $69.0 million as of June 30, 2014 included $19.9 million of current maturities of long-term debt.

Restricted Cash

As of June 30, 2014 we had $8.0 million of cash classified as restricted cash, of which $6.0 million was associated with a performance guarantee and $2.0 million was associated with a deposit under a PCTC operating lease, which was previously classified as a long term asset.  We expect to repurchase this vessel and release the $2 million deposit, see Note 21.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014, was $11.7 million after adjusting our net loss of $3.9 million upward for non-cash items such as depreciation, deferred charges, amortization, and non-cash stock based compensation, which was partially offset by $4.1 million in deferred drydocking payments, and various other items specified in our consolidated statements of cash flows.  The decrease in our operating cash flow was driven primarily from changes in our working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities of $9.8 million for the six months ended June 30, 2014, primarily consisted of $6.5  million of capital outlays, which is primarily made up of $3.7 million for the purchase of property in New Orleans and $1.9 million for the construction of our Handysize newbuilding scheduled for 2015 delivery, and $7.9 million related to our minority investment in two Chemical Tankers and two Asphalt Tankers delivered in the second quarter of 2014.  These amounts were partially offset by a  $2.5 million decrease in restricted cash, of which $2 million was previously in long term assets, and $2.1 million of cash received on notes receivables.

Net Cash Used In Financing Activities

Net cash used in financing activities of $6.1 million for the six months ended June 30, 2014 included $18.0 million of proceeds from a draw on our line of credit, which was largely offset by $9.5 million of regularly scheduled debt payments, $8.0 million of payments to reduce our line of credit indebtedness, and $6.3 million of common stock and preferred stock dividend payments.

Capital Outlays

Our capital outlays are separated into two categories, our investments in capital assets and capital expenditures that enhance the value or safety of our vessels, including scheduled drydock costs.

In addition to our periodic vessel purchases, we regularly incur drydocking and other capital expenditures on an ongoing basis in order to extend the useful life of our vessels, to improve and modernize our fleet, to comply with various requirements or standards imposed by insurers or governmental or quasi-governmental authorities, and to upgrade our on-shore infrastructure. The amount of our capital expenditures is influenced by, among other things, changes in regulatory, quasi-regulatory or insurance requirements or standards, drydocking schedules for our various vessels, demand for our services, cash flow generated by our operations, and cash required for other purposes. Based on current strategic plans, we currently estimate our total capital outlays for 2014 will be approximately $26.6 million which includes approximately $8.6 million on the purchase price and renovation of the new headquarters in New Orleans, Louisiana that we plan to build, and approximately $1.9 million of installment payment on the investment in our Handysize Vessel scheduled for delivery in early 2015.  The following table discloses (i) our capital outlays for the first two quarters of 2014 and (ii) our projected capital outlays for the balance of 2014:

	Quarter Ended	Quarter Ended	Estimated Expenditures
(All Amounts In Thousands)	31-Mar	30-Jun	30-Sep	31-Dec	Total
Capital Improvements	$386	$304	$2,950	$-	$3,640
Building	3,565	89	1,624	3,280	8,558
Construction In Progress	1,919	-	-	-	1,919
Other	13	163	-	500	676
	$5,883	$556	$4,574	$3,780	$14,793
Drydock	1,775	2,323	5,805	1,947	11,850
Total Capital Outlays	$7,658	$2,879	$10,379	$5,727	$26,643

Debt and Lease Obligations

Debt Obligations

On September 24, 2013, we terminated our previously-existing revolving credit facility scheduled to expire in September 2014 and five-year variable rate financing agreement that we entered into on November 30, 2012.  Concurrently with these terminations, we and all of our domestic subsidiaries entered into a new senior secured credit facility (“Credit Facility”) that (i) increased our borrowing capacity up to $95.0 million, with a potential increase up to $145.0 million on the terms described below, (ii) modified our covenant restrictions, (iii) extended the maturity date of our facility to September 24, 2018, (iv) further monetized the value of our U.S. assets, and (v) allowed us to refinance and retire all indebtedness outstanding under our previously-existing revolving credit facility and five-year variable rate financing agreement.  The total amount paid off on September 24, 2013 was approximately $46.6 million, of which $21.0 million was drawn from the new revolving credit facility under the Credit Facility.

The Credit Facility includes a term loan facility in the principal amount of $45.0 million and a revolving credit facility (the “LOC”) in the principal amount up to $50 million. The LOC includes a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  The Credit Facility carries an accordion feature, whereby an additional term loan of up to $50.0 million may be advanced subject to certain financial requirements.  The Credit Facility has four lenders, each with commitments ranging from $15.0 million to $30.0 million. As of June 30, 2014, we had $31.0 million of borrowings and $3.5 million of letters of credit outstanding under our LOC, leaving us with approximately $15.5 million of borrowing capacity

Under the Credit Facility, each of our domestic subsidiaries is a joint and several co-borrower.  The obligations of all the borrowers under the Credit Facility are secured by all personal property of the borrowers, including the U.S. flagged vessels owned by ISH’s domestic subsidiaries and collateral related to such vessels.  Several of our international flagged vessels are pledged as collateral securing several of our other secured debt facilities.

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

Lease Obligations

As of June 30, 2014, we held six vessels under operating contracts and seven vessels under bareboat charter or lease agreements. The types of vessels held under these agreements include (i) a Molten-Sulphur Carrier in our Jones Act segment, (ii) three Pure Car Truck Carriers that operate under our PCTC segment, (iii) two Multi-Purpose vessels, one Tanker, five Container vessels, and one Heavy Lift vessel, all of which operate in our Specialty Contracts segment.

Our vessel operating lease agreements have early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances.  The lease agreements impose certain financial covenants, including defined minimum working capital and net worth requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.  These financial covenants are generally similar, but not identical, to the above-described financial covenants set forth in the Credit Facility.  See “- Debt Covenants” below.

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

On November 27, 2012, we sold our Molten-Sulphur Carrier to BMO Harris Equipment Finance Company for approximately $32 million cash and commenced a seven-year lease agreement with an early buy-out option that can be exercised in 2017 under certain specified circumstances. This lease is classified as an operating lease, with the $8.0 million gain on this sale-leaseback being deferred and recognized over the term of the lease.

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

In conjunction with our acquisition of UOS in November 2012, we assumed a binding commitment to purchase a Tug/Barge unit previously operated by UOS under a third-party lease.  On September 25, 2013, we concluded the purchase of the Tug/Barge unit.

We also conduct certain of our operations from leased office facilities.  On September 19, 2013, we executed a five year lease agreement for office space in Tampa, Florida housing our UOS employees. The lease calls for graduated payments in equal amounts over the 60-month term of the lease.  In addition to the Tampa office, we signed a new two year lease agreement for our Shanghai, China office space. This lease is effective October 1, 2013 through September 30, 2015.

As previously announced, we intend to relocate our corporate headquarters from Mobile, Alabama to New Orleans, Louisiana during the fourth quarter of 2015 after we complete renovations of a new facility in downtown New Orleans. Our renovation and relocation costs are expected to be partially offset by approximately $10.2 million in incentives offered by the State of Louisiana. We are planning to terminate our Mobile office lease in late 2015 and in doing so will incur approximately $3.0 million in lease termination expenses. There were no significant expenditures in the second quarter of 2014 related to the relocation.

For additional information on our fixed commitments, see the table quantifying our aggregate debt and lease obligations included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations and Other Commitments.”  For additional information on pending financing transactions that would impact our fixed commitments, see Note 21 herein.

Debt Covenants

All of our principal credit agreements and operating leases require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage. For more information, see “Risk Factors” in Item 1A of Part II of this report.

As of March 31, 2014, our principal senior secured lenders and two of our lessors agreed at our request to, among other things, defer the date upon which we are required to attain a more stringent leverage ratio and increased liquidity from December 31, 2013 to June 30, 2014.  Under the prior terms, we were required to maintain a consolidated leverage ratio of 4.50 to 1.0 through the fiscal quarter ending December 31, 2013 and 4.25 to 1.0 thereafter, and liquidity of not less than $15 million through December 31, 2013 and $20 million thereafter.  Under these new terms, we are required to maintain a consolidated leverage ratio of 4.50 to 1.0 through the fiscal quarter ending June 30, 2014, and 4.25 to 1.0 thereafter, and liquidity of not less than $15 million through June 30, 2014 and $20 million thereafter.   Over time, we hope to establish a common set of covenants that are consistent for all credit facilities.

The following table represents the actual and required covenant amounts required under our principal credit agreements and operating leases (after giving effect to the new terms described above) for the six months ending June 30, 2014:

	Actual	Required
Net Worth (thousands of dollars) (1)	$323,923	$299,396
Working Capital (thousands of dollars) (2)	$10,880	$1
Interest Expense Coverage Ratio (minimum) (3)	5.62	2.50
EBITDAR to Fixed Charges (minimum) (4)	1.22	1.15
Total Indebtedness Leverage Ratio – EBITDAR (maximum) (5)	4.33	4.50
Minimum Liquidity (6)	$28,869	$15,000

1.	Defined as total stockholder’s equity less goodwill.
2.	Defined as total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between fixed charges to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”).
5.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.
6.	Defined as available borrowing capacity under our line of credit plus available cash.

Although we expect that our operating results for the remainder of 2014 to be stronger than our first half 2014 results, our failure to produce improved results could jeopardize our ability to attain one or more of our financial covenants in the future.  Based on current conditions and our expectations for improved performance over the last six months of 2014, we currently believe that we will be able to attain all of our financial covenants through the end of 2014, but cannot assure you of this.  Our ability to attain our financial covenants after December 31, 2014 will be dependent upon a wide range of factors, several of which are outside of our control.  For additional information, see “Risk Factors – We cannot assure you that we will be able to comply with all of our loan covenants” in Item 1A of Part II of this report.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt.  Based on current circumstances, we believe we can continue to fund our working capital and routine capital investment liquidity needs through cash flow from operations. To the extent we are required to seek additional capital; our efforts could be hampered by continuing uncertainties in the credit markets.  See “Risk Factors” in Item 1A of Part II of this report.

Pension Obligations

We contributed $300,000 to our pension plan for the six months ended June 30, 2014. Based on current conditions, we expect to contribute an additional $300,000 before December 31, 2014.

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

Cash Dividend Payments

The payment of dividends to common stockholders and preferred stockholders are at the discretion and subject to the approval of our Board of Directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash common stock dividend program beginning in the fourth quarter of 2008. Since then, the Board of Directors has declared a cash common stock dividend each quarter.

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

On July 7, 2014, the Board of Directors declared a dividend of $2.375 and $2.25 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock and 9.0% Series B Cumulative Perpetual Preferred Stock, respectively,  to preferred stockholders of record on July 29, 2014, which was paid on July 30, 2014.    On July 30, 2014, the Board of Directors declared a dividend of $.25 per share of common stock to common stockholders of record as of August 15, 2014, payable on September 4, 2014.

Holders of our equity securities have no contractual or other legal right to receive dividends.  See “Risk Factors” in Part II, Item 1A, of this report.

Environmental Issues

Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $250,000 for each incident. Certain international maritime organizations have proposed various regulations relating to marine fuel emissions and ballast water that could in the aggregate increase our operating costs.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers”, to amend Accounting Standards Codification Topic 605, “Revenue Recognition”.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for annual reporting periods beginning on or after December 15th, 2016.  Early adoption is not permitted.  We are currently evaluating the impact of the adoption of this standard.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation”, to give explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award.  ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Earlier adoption is permitted.  The effective date is the same for both public business entities and all other entities.  We are currently evaluating the impact of the adoption of this standard.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at June 30, 2014 approximated its carrying value due to the short-term duration of the underlying securities. The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.

The fair value of long-term debt, which is calculated based on the current rates offered to us versus current rates on our outstanding obligations, was approximately $199.9 million as of June 30, 2014.

From time to time, we enter into interest rate swap agreements to manage well-defined interest rate risks. At June 30, 2014, we had interest rate swaps applicable to 16% of our long-term debt.  We record the fair value of the interest rate swaps as an asset or liability on our balance sheet. We have a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010. The notional amount under this contract is $46.5 million (based on a Yen to USD exchange rate of 101.33 as of June 30, 2014). With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings. The change in fair value related to the ineffective portion of this swap is reflected in our results of operations for the second quarter of 2014 as an  $18,000 loss.

We also currently have a variable-to-fixed interest rate swap agreement with commercial banks with respect to debt instruments under which we owed $31.0 million at June 30, 2014. For this agreement, we are the fixed rate payor and the commercial banks are the floating rate payor.  The fair value of this agreement at June 30, 2014, which is estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, was a liability of $3.9 million. A hypothetical 10% decrease in interest rates as of June 30, 2014, would have increased this liability to an aggregate liability of $4.3 million.

Commodity Price Risk.  As of June 30, 2014, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry and Jones Act segments. We have fuel surcharges and escalation adjustments in place for both of these segments, which we believe mitigates the price risk for those services during 2014. We estimate that a 20% increase in the average price of fuel for the period January 1, 2014 through June 30, 2014 would have resulted in an increase of approximately $492,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.068 in our basic and diluted earnings per share based on the shares of our common stock outstanding as of June 30, 2014. The additional fuel costs assume revenue from escalation adjustments but that no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates. Our time charterers in our PCTCs, Dry Bulk Carriers and Specialty Contracts segments are responsible for purchasing vessel fuel requirements under governing time charters; thus, our fuel price risk in these segments is currently limited to any voyage charters concluded within our Dry Bulk Carriers segment.  Since the voyage charters in our Dry Bulk Carriers segment currently are generally short term transactions the applicable voyage freight rates are based on current fuel costs.

Foreign Exchange Rate Risk.  We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2013 and the second quarter of 2014. These contracts mature on various dates during 2014 and 2015 (See Note 9). The fair value of these contracts at June 30, 2014 is an asset of $413,000. A hypothetical 10% adverse change in exchange rates at June 30, 2014 would have decreased this asset to an aggregate asset of $372,000. On January 23, 2008, one of our wholly-owned subsidiaries entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a Newbuilding PCTC, which was completed and delivered in March 2010. Subsequently, we entered into a variable-to-fixed Yen interest rate swap (the “Facility”) designed to set the interest at 2.065%.  In June 2009, we received notification that our lender would be exercising its option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000. Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding principal balance of the Facility as of the end of each reporting period is to be revalued in terms of USD, with any adjustments in the principal amount of USD owed recorded to earnings. Prior to December 2013, due to the amount of the Facility, we sustained fluctuations that significantly impacted our reported results.  In December 2013, we entered into three forward foreign exchange contracts totaling approximately Yen 3.3 billion in order to limit our exposure to currency fluctuations and to provide us with the option to fully pay off our current Yen Facility at an approximate exchange rate of 102.53 to $1.00.  One of these contracts was exercised in March 2014 and one was exercised in June 2014.  The remaining July contract for Yen 3.1 billion was rolled forward under four contracts, three of which coincide to the next three scheduled quarterly loan installments on September 2014, December 2014, and March 2015 of approximately Yen 85 million each with the remaining Yen 2.885 billion maturing in April 2015.  Entering into these four contracts allows us to limit our exposure to currency fluctuations and provide us with the option to fully pay off our current Yen Facility at an approximate exchange rate of 102.26 to $1.00. As such, any future fluctuations of the Yen will no longer materially affect our reported results.  Also at the time of entering into these contracts, we negotiated our Yen Facility with the current Lenders, which will now allow for that Facility to be converted to a USD based Facility at the above exchange rate.  All Facility terms and the final maturity will remain as currently reflected if we exercise our conversion rights.

There was a change in the Yen to USD exchange rate at June 30, 2014 compared to December 31, 2013, resulting in a net loss primarily associated with the ineffective portion of our Yen facility of $32,000 for the six months ended June 30, 2014.  This amount is reported under Interest and Other on our Consolidated Statements of Income (Loss).

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2014 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this report.  During the second quarter of 2014, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of our pending dispute with the U.S. Customs agency, see Note 7.

For a discussion of our other legal proceedings, see Item 3 of our annual report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by our disclosures in Item 1 of Part II of our subsequently filed quarterly reports on Form 10-Q.

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

Our operating results for any particular period can vary significantly based on the amount of supplemental cargoes we carry during that period, which is completely outside of our control.  During periods of high supplemental cargoes, such as 2008 and 2009, we benefit significantly from the additional utilization of our vessels to carry these supplemental cargoes.  Conversely, during periods of low supplemental cargoes, such as the first and second quarter of 2014, our operating results are adversely affected.  Due to the inherent variability of these supplemental cargoes, we cannot predict the revenues or profits attributable to any supplemental cargo that we may carry for any particular future period.

We may not be able to renew our time charters and contracts when they expire at favorable rates or at all.

During the six month period ended June 30, 2014, we received approximately 76.1% of our revenue from time charters and other fixed contracts.   However, there can be no assurance that any of these charters or contracts, which are generally for periods of one year or more, will be renewed.

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

While we currently have no vessels deployed, from time to time, we enter into charter agreements with various agencies or departments of the U.S. government that allow the customer to terminate the agreement at any time without cause, subject to the payment of certain early termination fees.

If our exposure to the spot market increases, our revenues could suffer and our expenses could increase.

At June 30, 2014, we deployed 43% of our vessels in the spot market, where rates are typically volatile and subject to short-term market fluctuations.  The spot market for marine transportation services is highly competitive, and charter rates for most dry cargo vessels in the spot market are currently low in relation to historical rates.  If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit and an increased risk that we will be unable to recoup our investment in those vessels.

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

For the years ended December 31, 2011, 2012 and 2013, and for the six months ended June 30, 2014, we derived 34%, 41%, 27%, and 13% of our revenues for each of these respective periods from contracts with various agencies or departments of the U.S. government.  Likewise, we derived 15%, 15%, 13%, and 13% of our revenues for the same periods, respectively, from contracts with a Japanese shipping company.  Additionally, we derived 21%, and 24% of our revenues for the year ended December 31, 2013 and the six months ended June 30, 2014, respectively, from contracts with two major U.S. corporations.  We are unable to assure you that these customers will continue to contract with us on similar terms, or will not decide to contract with our competitors or perform their own shipping functions themselves.  Our inability or failure to continue to retain these customer relationships, to continue to employ our vessels at rates comparable to those historically earned from these customers, or to charter these vessels otherwise in a reasonable period of time or at all could adversely affect our operations and performance.  Specifically, in recent periods, Congress has reduced levels of the U.S. government’s discretionary spending on a wide range of programs, including recent “sequestration” spending reductions.  Future additional cuts in discretionary spending could adversely affect our revenue derived from the U.S. government.

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

We cannot assure you that we will be able to comply with all of our financial or other loan covenants.  As discussed further in Item 2 of Part I of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, we successfully approached our principal senior secured lenders and lessors during the first quarter of 2014 to solicit their agreement to defer the date upon which we are required to attain a more stringent leverage ratio of 4.25 and increased liquidity from December 31, 2013 to June 30, 2014.  The agreement of our lenders and lessors to this deferral permitted us to remain in compliance with our covenants through the end of the second quarter of 2014.

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

For further detailed information on our compliance with our financial covenants as of June 30, 2014, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 2 of Part I of this report.

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

If Congress does not make sufficient appropriations under the National Defense Authorization Act for any fiscal year, we may not continue to receive annual payments with respect to certain of our U.S. Flag vessels that we have committed to the federal government under the U.S. Maritime Security Program.  Under this program, which is currently in effect through 2025, each participating vessel received annual payments of $3.1 million.  However, our 2013 payment was reduced to $2.8 million due to sequestration cuts, but our 2014 payment is scheduled to equal the full annual payment of $3.1 million per vessel. As of June 30, 2014, eight of our vessels operated under contracts issued under this program.  Since payments under this program are subject to annual appropriations by Congress and are not guaranteed, we cannot assure that we will continue to receive these annual payments, in full or in part.

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

We are highly leveraged.  In addition to the liabilities recorded on our consolidated balance sheets as of June 30, 2014, we owe substantial amounts under our long-term operating leases.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Lease Obligations” in Item 2 of Part I of this report.

Our leverage could have material adverse consequences for us, including:

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

The average age of the vessels in our fleet that we own or lease, excluding our vessels engaged in U.S. coastwise trade, is approximately thirteen years (or nine years if our partially-owned Mini-Bulk Carriers built in 2010 and 2011 are included in the average).  The average age of our vessels actively engaged in U.S. coastwise trade is approximately 33 years (which reflects the longer vessel lives typically associated with vessels deployed in this trade).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 2 of Part I of this report.  In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase and become more difficult to estimate with accuracy as the age of the vessel increases. Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets. In addition, changes in governmental regulations, compliance with classification society standards and customer requirements or competition may require us to make additional expenditures for alterations or the addition of new equipment.  In order to make such alterations or add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues. Expenditures such as these may also require us to incur additional debt or raise additional capital. There can be no assurance that market or general economic conditions will enable us to replace our existing vessels with new vessels, justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

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

As of June 30, 2014, all of our U.S. shipboard personnel were unionized employees covered by collective bargaining agreements.

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

For the next several years, we expect most of our federal taxable income to be offset by federal net operating losses, or NOLs.  The laws governing our ability to utilize these NOLs are complex.  We cannot assure you that we will continue to be able to utilize our NOLs as anticipated, or that these NOLs will not be depleted sooner than expected.  If and when our NOLs are fully utilized, we expect that the amount of our cash flow dedicated to the payment of federal taxes will increase substantially.

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

Since acquiring UOS in late 2012, we have devoted significant management attention and resources to integrating the business practices and operations of UOS within our operations.  We have incurred and expect to continue to incur certain non-administration expenses in connection with integrating many of UOS’s operations, policies and procedures with ours. These expenses include wage and benefit increases necessary to integrate UOS’s non-union vessel personnel into our unions. While we have assumed that a certain amount of integration expenses will continue to be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these expenses.

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the second quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2014 - April 30, 2014	-	-	-	285,377
May 1, 2014 - May 31, 2014	-	-	-	285,377
June 1, 2014 - June 30, 2014	-	-	-	285,377

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

(10.7)   First Amendment to Credit Agreement and Consent Agreement, dated as of March 31, 2014, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders, filed herewith in redacted form as confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof (an unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission)

(10.8)  International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.9)  Form of Incentive Agreement dated January 28, 2014 under the International Shipholding Corporation 2011 Stock Incentive Plan

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

Date:   August 5, 2014