Form 10-Q
period 2014-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 2014-11-07
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Common stock, $1 par value. . . . . . . . 7,301,657 shares outstanding as of September 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(All Amounts in Thousands Except Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$74,410	$77,938	$223,856	$233,959

Operating Expenses:
Voyage Expenses	60,600	63,311	184,499	191,262
Intangible Amortization	1,029	1,521	3,087	4,669
Vessel Depreciation	6,290	6,130	19,528	17,705
Other Depreciation	18	17	54	51
Administrative and General Expenses	5,398	4,994	16,209	16,597
Loss on Sale of Other Assets	1	6	1	6

Total Operating Expenses	73,336	75,979	223,378	230,290

Operating Income	1,074	1,959	478	3,669

Interest and Other:
Interest Expense	3,115	3,109	7,301	7,387
Derivative (Gain) Loss	(89)	768	(57)	486
Other Income from Vessel Financing	(456)	(522)	(1,417)	(1,616)
Investment Income	(278)	(9)	(302)	(91)
Foreign Exchange Loss (Gain)	30	457	123	(4,560)
	2,322	3,803	5,648	1,606

(Loss) Income Before Benefit for Income Taxes and Equity in Net Income of Unconsolidated Entities	(1,248)	(1,844)	(5,170)	2,063

Provision for Income Taxes:	1,141	18	912	68

Equity in Net Loss of Unconsolidated Entities (Net of Applicable Taxes)	(176)	(360)	(364)	(705)

Net (Loss) Income	$(2,565)	$(2,222)	$(6,446)	$1,290

Preferred Stock Dividends	1,305	1,076	3,916	1,920

Net (Loss) Income Available to Common Stockholders	$(3,870)	$(3,298)	$(10,362)	$(630)

Basic Earnings Per Common Share:	$(0.53)	$(0.46)	$(1.42)	$(0.09)

Diluted Earnings Per Common Share:	$(0.53)	$(0.46)	$(1.42)	$(0.09)

Weighted Average Shares of Common Stock Outstanding:
Basic	7,301,657	7,248,350	7,278,695	7,233,807
Diluted	7,301,657	7,248,350	7,278,695	7,233,807

Common Stock Dividends Per Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(All Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (Loss) Income	$(2,565)	$(2,222)	$(6,446)	$1,290

Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Loss	(84)	(307)	(67)	(61)
Change in Fair Value of Derivatives	457	780	422	2,289
Change in Funded Status of Defined Benefit Plan	74	306	225	927

Comprehensive (Loss) Income	$(2,118)	$(1,443)	$(5,866)	$4,445

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Shares)

(Unaudited)

	September 30,	December 31,
ASSETS	2014	2013

Cash and Cash Equivalents	$21,024	$20,010
Restricted Cash	1,387	8,499
Accounts Receivable, Net of Allowance for Doubtful Accounts	39,751	30,417
Prepaid Expenses	10,518	8,493
Deferred Tax Asset	633	3,084
Other Current Assets	1,038	1,029
Notes Receivable	3,204	3,987
Material and Supplies Inventory	11,243	11,322
Total Current Assets	88,798	86,841

Investment in Unconsolidated Entities	22,472	14,818

Vessels, Property, and Other Equipment, at Cost:
Vessels	630,090	582,416
Building	1,354	1,211
Land	623	623
Leasehold Improvements	26,348	26,348
Construction in Progress	4,867	2,673
Furniture and Equipment	12,272	11,727
	675,554	624,998
Less - Accumulated Depreciation	(196,302)	(175,106)
	479,252	449,892

Other Assets:
Deferred Charges, Net of Accumulated Amortization	25,984	29,309
Intangible Assets, Net of Accumulated Amortization	25,669	28,756
Due from Related Parties	2,083	1,974
Notes Receivable	25,256	27,659
Goodwill	2,735	2,735
Deferred Tax Asset	8,866	7,325
Other	4,940	7,383
	95,533	105,141

TOTAL ASSETS	$686,055	$656,692

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Shares)

(Unaudited)

	September 30,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$23,347	$19,213
Accounts Payable and Other Accrued Expenses	54,901	51,220
Total Current Liabilities	78,248	70,433

Long-Term Debt, Less Current Maturities	230,156	179,016

Other Long-Term Liabilities:
Incentive Obligation	8,872	5,397
Other	47,046	65,306

TOTAL LIABILITIES	364,322	320,152

Stockholders' Equity:
Preferred Stock, $1.00 Par Value, 9.50% Series A Cumulative Perpetual
Preferred Stock, 650,000 Shares Authorized, 250,000 Shares Issued and
Outstanding at September 30, 2014 and December 31, 2013, Respectively	250	250
Preferred Stock, $1.00 Par Value, 9.00% Series B Cumulative Perpetual
Preferred Stock, 350,000 Shares Authorized, 316,250 Shares Issued and
Outstanding at September 30, 2014 and December 31, 2013, Respectively	316	316
Common Stock, $1.00 Par Value, 20,000,000 Shares Authorized,
7,301,657 and 7,203,935 Shares Issued and Outstanding at
September 30, 2014 and December 31, 2013, Respectively	8,727	8,692
Additional Paid-In Capital	140,624	140,115
Retained Earnings	210,549	226,480
Treasury Stock, 1,388,078 Shares at September 30, 2014 and
1,388,066 shares at December 31, 2013	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(13,330)	(13,910)
TOTAL STOCKHOLDERS' EQUITY	321,733	336,540

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$686,055	$656,692

The accompanying notes are in an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All Amounts in Thousands Except Shares)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash Flows from Operating Activities:
Net (Loss) Income	$(6,446)	$1,290
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by
Operating Activities:
Depreciation	20,073	18,068
Amortization of Deferred Charges	14,615	7,525
Amortization of Intangible Assets	3,087	4,669
Deferred Tax	912	-
Non-Cash Share Based Compensation	1,185	1,023
Equity in Net Loss of Unconsolidated Entities	364	705
Loss on Sale of Assets	1	6
Loss (Gain) on Foreign Currency Exchange	123	(4,560)
Changes in:
Deferred Drydocking Charges	(7,037)	(14,445)
Accounts Receivable	(5,210)	3,415
Inventories and Other Current Assets	(2,703)	257
Other Assets	(961)	760
Accounts Payable and Accrued Liabilities	1,748	2,375
Other Long-Term Liabilities	(4,426)	4,561
Net Cash Provided by Operating Activities	15,325	25,649

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	-	558
Capital Improvements to Vessels and Other Assets	(64,710)	(27,963)
Investment in Unconsolidated Entities	(7,887)	(500)
Net Decrease (Increase) in Restricted Cash Account	9,112	(7,825)
Acquisition of United Ocean Services, LLC, net of cash acquired	-	(2,475)
Proceeds from Payments on Note Receivables	3,186	4,895
Net Cash Used In Investing Activities	(60,299)	(33,310)

Cash Flows from Financing Activities:
Issuance of Preferred Stock	-	53,336
Proceeds from Issuance of Debt	94,545	67,000
Repayment of Debt	(38,190)	(94,788)
Additions to Deferred Financing Charges	(987)	(2,005)
Dividends Paid	(9,380)	(6,526)
Net Cash Provided by Financing Activities	45,988	17,017

Net Increase in Cash and Cash Equivalents	1,014	9,356
Cash and Cash Equivalents at Beginning of Period	20,010	19,868

Cash and Cash Equivalents at End of Period	$21,024	$29,224
Supplemental Disclosure of non-cash investing activities
Additions to vessels, property, plant and equipment included in accounts payable and other accrued expenses	$1,434	$2,453

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 1.  Basis of Preparation

We operate a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services. For additional information on our business, see Item 2 of Part I of this report.

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, and as permitted hereunder, we have omitted certain information and footnote disclosures required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements.  We suggest that you read these interim statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The condensed consolidated balance sheet as of December 31, 2013 included in this report has been derived from the audited financial statements at that date.

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

Note 2.  Out of Period Adjustments

During 2014, an error was identified related to the cutoff of voyage revenues between the first and second quarter of 2014 which would have resulted in an increase in revenue and an increase in voyage expenses for the quarter ended March 31, 2014.  During the three months ended June 30, 2014 we recorded an out of period adjustment to correct this error.  The impact of correcting this error resulted in an increase to pre-tax income of $108,000 and a  decrease to net loss by $61,000.  We evaluated the impact of this error on the results of our previously issued financial statements for the first quarter of 2014 and concluded that the impact was not material. We also evaluated the impact of correcting the error in the second quarter of 2014 and concluded that the impact was not material.

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

We allocate interest expense to the segments in proportion to the fixed assets (defined as the carrying value of vessels, property, and other equipment) within each segment.  Additionally, we include the results of two of our unconsolidated entities, Oslo Bulk, AS and  Oslo Bulk Holding Pte. Ltd, in our Dry Bulk Carriers segment, and the results of another unconsolidated entity, Terminales Transgolfo, S.A. de C.V., to our Rail-Ferry segment.  The results of our remaining unconsolidated entities, Saltholmen Shipping Ltd (a company owning two Chemical Tankers) and Brattholmen Shipping Ltd (a company owning two Asphalt Tankers), are included in our Specialty Contracts segment.  We do not allocate to our segments; (i) administrative and general expenses, (ii) (loss) gain on sale of other assets, (iii) derivative (income) loss, (iv) income taxes, (v) loss (gain) on sale of investment, (vi) other income from vessel financing, (vii) investment income, and (viii) foreign exchange loss (gain).  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to our operating companies. Finally, we use “gross voyage profit” as the primary measure for our segments’ profitability to assist in monitoring and managing our business.

The following table presents information about segment profit and loss for the three months ended September 30, 2014 and 2013:

RESULTS OF OPERATIONS

three MONTHS ENDED September 30, 2014

COMPARED TO THE three MONTHS ENDED September 30, 2013

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail-Ferry	Specialty Contracts	Other	Total
2014
Fixed Revenue	$32,101	$15,290	$1,910	$-	$9,462	$-	$58,763
Variable Revenue	-	3,520	1,786	9,435	1,497	(591)	15,647
Total Revenue from External Customers	32,101	18,810	3,696	9,435	10,959	(591)	74,410
Intersegment Revenues(Eliminated)	-	-	-	-	-	(4,321)	(4,321)
Intersegment Expenses Eliminated	-	-	-	-	-	4,321	4,321
Voyage Expenses	25,340	16,199	2,933	7,940	10,351	(1,134)	61,629
Loss (Income) of Unconsolidated Entities	-	-	373	81	(278)	-	176
Gross Voyage Profit	$6,761	$2,611	$390	$1,414	$886	$543	$12,605

Gross Voyage Profit Margin	21%	14%	11%	15%	8%	92%	17%

2013
Fixed Revenue	$31,003	$14,843	$919	$-	$7,928	$-	$54,693
Variable Revenue	-	7,990	4,634	10,419	227	(25)	23,245
Total Revenue from External Customers	31,003	22,833	5,553	10,419	8,155	(25)	77,938
Intersegment Revenues (Eliminated)	-	-	-	-	-	(5,519)	(5,519)
Intersegment Expenses Eliminated	-	-	-	-	-	5,519	5,519
Voyage Expenses	24,400	19,728	4,801	8,494	7,602	(193)	64,832
Loss of Unconsolidated Entities	-	-	315	45	-	-	360
Gross Voyage Profit	$6,603	$3,105	$437	$1,880	$553	$168	$12,746

Gross Voyage Profit Margin	21%	14%	8%	18%	7%	(672)%	16%

The following table presents information about segment profit and loss for the nine months ended September 30, 2014 and 2013:

RESULTS OF OPERATIONS

NINE MONTHS ENDED September 30, 2014

COMPARED TO THE NINE MONTHS ENDED September 30, 2013

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail-Ferry	Specialty Contracts	Other	Total
2014
Fixed Revenue	$94,408	$46,200	$5,194	$-	$26,650	$-	$172,452
Variable Revenue	-	11,319	8,881	27,101	4,624	(521)	51,404
Total Revenue from External Customers	94,408	57,519	14,075	27,101	31,274	(521)	223,856
Intersegment Revenues(Eliminated)	-	-	-	-	-	(12,963)	(12,963)
Intersegment Expenses Eliminated	-	-	-	-	-	12,963	12,963
Voyage Expenses	77,370	50,355	9,992	22,874	28,826	(1,831)	187,586
Loss (Income) of Unconsolidated Entities	-	-	542	148	(326)	-	364
Gross Voyage Profit	$17,038	$7,164	$3,541	$4,079	$2,774	$1,310	$35,906

Gross Voyage Profit Margin	18%	12%	25%	15%	9%	(252)%	16%

2013
Fixed Revenue	$90,581	$48,043	$2,457	$-	$21,519	$-	$162,600
Variable Revenue	-	27,755	12,183	29,115	2,253	53	71,359
Total Revenue from External Customers	90,581	75,798	14,640	29,115	23,772	53	233,959
Intersegment Revenues (Eliminated)	-	-	-	-	-	(16,557)	(16,557)
Intersegment Expenses Eliminated	-	-	-	-	-	16,557	16,557
Voyage Expenses	72,106	63,574	14,688	23,894	22,100	(431)	195,931
Loss of Unconsolidated Entities	-	-	653	52	-	-	705
Gross Voyage Profit (Loss)	$18,475	$12,224	$(701)	$5,169	$1,672	$484	$37,323

Gross Voyage Profit Margin	20%	16%	(5)%	18%	7%	913%	16%

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

	Three Months Ended September 30,		Year to date as of September 30,
(All Amounts in Thousands)	2014	2013	2014	2013
Revenues	$74,410	$77,938	$223,856	$233,959

Voyage Expenses*	61,629	64,832	187,586	195,931
Net Loss of Unconsolidated Entities	176	360	364	705

Gross Voyage Profit	12,605	12,746	35,906	37,323

Vessel Depreciation	6,290	6,130	19,528	17,705
Other Depreciation	18	17	54	51

Gross Profit	6,297	6,599	16,324	19,567

Other Operating Expenses:
Administrative and General Expenses	5,398	4,994	16,209	16,597
Loss on Sale of Other Assets	1	6	1	6
Less: Net Loss of Unconsolidated Entities	(176)	(360)	(364)	(705)
Total Other Operating Expenses	5,223	4,640	15,846	15,898

Operating Income	$1,074	$1,959	$478	$3,669
* Includes Intangible Amortization

Note  4.  Inventory

Spare parts and warehouse inventories are stated at the lower of cost or market based on the first-in, first-out method of accounting. Our fuel inventory is based on the average inventory method of accounting.  Our inventory consists of three major classes, the break out of which is included in the following table:

(All Amounts in Thousands)	September 30,	December 31,
Inventory Classes	2014	2013
Spare Parts Inventory	$4,195	$3,968
Fuel Inventory	4,547	4,663
Warehouse Inventory	2,501	2,691
	$11,243	$11,322

Note 5.  Investment in Unconsolidated Entities

The following table summarizes our equity in net loss of unconsolidated entities for the three and nine months ended September  30, 2014 and 2013, respectively.

	Three Months ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(All Amounts in Thousands)
Oslo Bulk, AS	$(55)	$(193)	$(142)	$(290)
Oslo Bulk Holding Pte, Ltd	(318)	(122)	(400)	(363)
Terminales Transgolfo, S . A . D E C . V .	(81)	(45)	(148)	(52)
Brattholmen Shipping, Ltd	30	-	30	-
Saltholmen Shipping, Ltd	248	-	296	-
Total Equity in Net Loss of Unconsolidated Entities	$(176)	$(360)	$(364)	$(705)

These investments have been accounted for under the equity method and our portion of their earnings or losses is presented net of any applicable taxes on our condensed consolidated statements of income (loss) under the caption: "Equity in Net Loss of Unconsolidated Entities (Net of Applicable Taxes).”

During 2014, we invested approximately $5.9 million cash and $2.0 million cash to acquire a 30% interest in Saltholmen Shipping Ltd and Brattholmen Shipping Ltd, respectively.  Brattholmen Shipping Ltd was organized to purchase and operate two Asphalt Tankers.  Saltholmen Shipping Ltd  was organized to purchase and operate two newbuilding Chemical Tankers.  All four vessels were immediately employed on long-term bareboat charters.

Note 6.  Goodwill, Other Intangible Assets, and Deferred Charges

Amortization expense for intangible assets was approximately $1.0 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively.  Amortization expense for deferred charges was approximately $5.7 million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively.  The following table presents the rollforward of goodwill, other intangible assets, and deferred charges for the three months ended September 30, 2014:

(All Amounts in Thousands)
	Amortization Period	Balance at June 30, 2014	Additions	Amortization	Non-Cash Additions	Balance at September 30, 2014
Indefinite Life Intangibles
Goodwill	n/a	$2,735	$-	$-	$-	$2,735

Total Indefinite Life Intangibles		$2,735	$-	$-	$-	$2,735

Definite Life Intangibles
Trade names - FSI	240 months	$58	$-	$-	$-	$58
Trade names - UOS	96 months	1,449	-	(57)	-	1,392
Customer Relationships - FSI	240 months	386	-	(6)	-	380
Customer Relationships - UOS	96 months	24,805	-	(966)	-	23,839

Total Definite Life Intangibles		$26,698	$-	$(1,029)	$-	$25,669

Deferred Charges
Drydocking Costs	various	$22,284	$2,940	$(5,154)	$2,520	$22,590
Financing Charges and Other	various	2,991	619	(563)	347	3,394

Total Deferred Charges		$25,275	$3,559	$(5,717)	$2,867	$25,984

Amortization expense for intangible assets was approximately $3.1 million and $4.6 million for the nine months ended September 30, 2014 and 2013, respectively.  Amortization expense for deferred charges was approximately $14.6 million and $7.5 million for the nine months ended September 30, 2014 and 2013, respectively.  The following table presents the rollforward of goodwill, other intangible assets, and deferred charges for the nine months ended September 30, 2014:

(All Amounts in Thousands)
	Amortization Period	Balance at December 31, 2013	Additions	Amortization	Non-Cash Additions	Balance at September 30, 2014
Indefinite Life Intangibles
Goodwill	n/a	$2,735	$-	$-	$-	$2,735

Total Indefinite Life Intangibles		$2,735	$-	$-	$-	$2,735

Definite Life Intangibles
Trade names - FSI	240 months	$60	$-	$(2)	$-	$58
Trade names - UOS	96 months	1,561	-	(169)	-	1,392
Customer Relationships - FSI	240 months	396	-	(16)	-	380
Customer Relationships - UOS	96 months	26,739	-	(2,900)	-	23,839

Total Definite Life Intangibles		$28,756	$-	$(3,087)	$-	$25,669

Deferred Charges
Drydocking Costs	various	$26,428	$7,038	$(13,745)	$2,869	$22,590
Financing Charges and Other	various	2,881	1,034	(868)	347	3,394

Total Deferred Charges		$29,309	$8,072	$(14,613)	$3,216	$25,984

Note 7.  Income Taxes

We recorded a tax provision of $912,000 on our $5.2 million of loss before taxes and equity in net loss of unconsolidated entities for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, we recorded an income tax provision of $68,000 on our $2.1 million of income before taxes and equity in net loss of unconsolidated entities.  In general, the company’s interim tax provision for the nine months ended September 30, 2014, is determined by applying an estimated annual effective tax rate to the year to date earnings subject to U.S. income taxes, which are primarily our U.S. flag Jones Act results from operations.  Included in both our 2014 and 2013 tax provisions are taxes on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2013, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Note 8.  Commitments and Contingencies

Commitments

Leases

On August 26, 2014, we reacquired a US flagged PCTC that we had previously been operating under a sale-leaseback arrangement.  The vessel purchase was financed through conventional bank financing.  For more information, see Note 21 – Early Lease Buy Out.  For more information about our leases, please see our Annual Report on Form 10-K for the year ended December 31, 2013.

Investment in newbuilding Handysize Dry Bulk Carrier

During the third quarter of 2014, we were notified of the bankruptcy of a ship builder that had agreed to build a new Handysize Dry Bulk Carrier for an entity in which we are an investor.  In accordance with the terms of the shipbuilding contract, the contract was terminated and all deposits to date are to be refunded by the guarantor bank within thirty days of notice.  As of September 30, 2014, we reclassified our $3.8 million deposit towards the purchase price of this vessel plus interest of $300,000 from construction in progress to a current receivable.    We believe the $4.1 million to be collectible within twelve months of September 30, 2014.

Letters of Credit

As of September 30, 2014, we have approximately $9.0 million in outstanding letters of credit, $8.0 million of which were issued under our revolving credit facility.

Contingencies

On June 26, 2014, U.S. Customs and Border Protection (CBP) issued pre-penalty notifications to us and two of our affiliates alleging failure to properly report the importation of spare parts incorporated into our vessels covering the period April 2008 through September 2012.  CBP’s proposed duty is approximately $2.1 million along with a proposed penalty on the assessment of approximately $8.4 million.  The basis of CBP’s assessment is that the U. S. Government experienced a loss of revenue consisting of the difference between the government’s ad valorem duty and the consumption entry duty actually paid by us.  On September 24, 2014, we submitted our formal response to CBP’s claim and denied violating the applicable U.S. statute or regulations.    We have not accrued a liability for this matter because the case is ongoing and we do not consider it probable that we will incur a loss.

Note 9.  Employee Benefit Plans

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended September 30, 2014 and 2013:

	Pension Plan		Postretirement Benefits
(All Amounts in Thousands)	Three Months Ended September 30,		Three Months Ended September 30,
Components of net periodic benefit cost:	2014	2013	2014	2013
Service cost	$155	$124	$4	$6
Interest cost	381	330	144	119
Expected return on plan assets	(571)	(560)	-	-
Amortization of prior service cost	(1)	(1)	25	25
Amortization of Net Loss	32	220	44	63
Net periodic benefit cost (benefit)	$(4)	$113	$217	$213

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the nine months ended September 30, 2014 and 2013:

	Pension Plan		Postretirement Benefits
(All Amounts in Thousands)	Nine Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:	2014	2013	2014	2013
Service cost	$464	$504	$11	$18
Interest cost	1,143	1,002	433	357
Expected return on plan assets	(1,797)	(1,674)	-	-
Amortization of prior service cost	(2)	(3)	75	75
Amortization of Net Loss	96	666	131	189
Net periodic benefit cost (benefit)	$(96)	$495	$650	$639

We contributed $450,000 to our pension plan during the nine months ended September 30, 2014. We contributed another $150,000 in October 2014, which we expect to be the final payment for 2014.

Note 10.  Derivative Instruments

We use derivative instruments from time to time to manage certain foreign currency and interest rate risk exposures. We do not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded through other comprehensive income and reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of our derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and the occurrence of certain transactions.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which was $5.4 million in the aggregate for all of our contracts as of September 30, 2014.  The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss, net of taxes, was $3.9 million and $4.3 million as of September 30, 2014 and December 31, 2013, respectively.

The notional and fair value amounts of our derivative instruments as of September 30, 2014 were as follows:

		Asset Derivatives		Liability Derivatives
		2014		2014
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
(All Amounts in Thousands)	Amount	Location		Location
Interest Rate Swaps - L/T*	$42,000		$-	Other Liabilities	$(5,262)
Foreign Exchange Contracts	31,231	Other Current Assets	7	Current Liabilities	$(115)
Total Derivatives designated as hedging instruments	$73,231		$7		$($5,377)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.   The notional amount under this contract is $42.0 million (based on a Yen to USD exchange rate of 109.65 as of September 30, 2014).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap is reflected in our statement of income (loss) for the third quarter of 2014 as an $89,000 gain. The fair value balance as of September 30, 2014, includes a negative $461,000 balance related to an interest rate swap associated with our 25% investment in Oslo Bulk AS.

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of income (loss) for the nine months ended September 30, 2014 were as follows:

	Gain(Loss) Recognized in OCI*	Location of Gain(Loss) Reclassified from AOCL** to Income	Amount of Gain(Loss) Reclassified from AOCL to Income	Gain/(Loss) Recognized in Income from Ineffective portion
(All Amounts in Thousands)	2014		2014	2014
Interest Rate Swaps	$446	Interest Expense	$1,048	$57
Foreign Exchange Contracts	(24)	Other Revenues	116	-
Total	$422		$1,164	$57

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

As of September 30, 2014, we had the following interest rate swap contract outstanding:

(All Amounts in Thousands)
Effective	Termination	Current
Date	Date	Notional Amount*	Swap Rate	Type

3/15/2009	9/15/2020	$42,000	2.065%	Variable-to-Fixed

*Notional amount converted from Yen at September 30, 2014 at a Yen to USD exchange rate of 109.65.

Foreign Currency Contracts

From time to time, we enter into foreign exchange contracts to hedge certain firm foreign currency purchase commitments.  During 2013, we entered into two forward purchase contracts for Mexican Pesos, which expire in December 2014.  The first was for Mexican Pesos of $1.2 million U.S. Dollar equivalents at an exchange rate of 13.6103 and the second was for Mexican Pesos of $600,000 U.S. Dollar equivalents at an exchange rate of 13.3003.  In September 2014, we entered into a new forward purchase contract for Mexican Pesos, which expire in December 2015, for $900,000 U.S. Dollar equivalents at an exchange rate of 13.6007.  Our Mexican Peso foreign exchange contracts cover 25% of our projected Peso exposure.

In December 2013, we entered into three forward foreign exchange contracts totaling approximately 3.3 billion Yen in order to limit our exposure to currency fluctuations and to provide us with the option to fully pay off our current Yen Facility at an approximate exchange rate of 102.53 to $1.00.  One of these contracts was exercised in March 2014 and one was exercised in June 2014.  The remaining July contract for 3.1 billion Yen was rolled forward under four contracts, one which expired in September 2014, two which coincide to the next two scheduled quarterly loan installments on December 2014 and March 2015 of approximately 85 million Yen each, and the remaining 2.885 billion Yen mature in April 2015.  These remaining contracts allow us to limit our exposure to currency fluctuations. These remaining contracts and related agreements with the current lender give us the option to convert the Yen Facility into a USD-based Facility with the current lender at this fixed exchange rate, but otherwise on the same terms and with the same collateral.  As of the date of this report, we have not yet decided if or when to exercise this loan conversion option.  These particular forward foreign exchange contracts do not qualify for hedge accounting treatment and are thus accounted for as economic hedges.

The following table summarizes the current notional values as of September 30, 2014, of these contracts:

(All Amounts in Thousands)
Transaction Date	Type of Currency	Amount Available in Dollars	Effective Date	Expiration Date
Aug-13	Peso	$300	Jan-14	Dec-14
Nov-13	Peso	150	Jan-14	Dec-14
May-14	Yen	831	May-14	Dec-14
May-14	Yen	831	May-14	Mar-15
May-14	Yen	28,219	Jan-15	Dec-15
Sep-14	Peso	900	Jan-15	Dec-15
		$31,231

Note 11. Long-Term Debt

During the quarter ended September 30, 2014, we entered into a new loan agreement for the purchase of our 2007 PCTC that we had previously been operating under a sale-leaseback arrangement.  Under this new loan agreement, we borrowed $38.5 million at a fixed rate of 4.35% with 24 quarterly payments with a final quarterly balloon payment of $20.7 million due on August 28, 2020.  We incurred deferred loan costs in the amount of approximately $519,000 on the new loan.  The new loan agreement requires us to pre-fund a portion of the upcoming quarterly scheduled debt payment currently constituting $387,000, which amount is classified as restricted cash on the balance sheet.  See Note 21 – Early Lease Buy Back for more information on this transaction.  During the quarter ended September 30, 2014, we also refinanced one of our 1999 PCTCs by paying off all $11.4 million of our bank debt owed to DnB ASA and borrowing $23.0 million under a new loan agreement with RBS Asset Finance.  Under this new RBS loan agreement, we are obligated to pay variable interest at a 30 day Libor rate plus 2.75% and principal amortized over 84 monthly payments plus a final payment in August 2021.  The new loan costs and the old unamortized loan costs of approximately $230,000 and $225,000, respectively, were expensed as losses on the debt extinguishment.

On September 24, 2013, we entered into a new senior secured Credit Facility. The Credit Facility matures on September 24, 2018 and includes a term loan facility in the principal amount of $45 million and a revolving credit facility (“LOC”) in the principal amount up to $50 million. The LOC facility includes a $20 million sublimit for the issuance of standby letters of credit and a $5 million sublimit for swingline loans.  The Credit Facility has four lenders, each with commitments ranging from $15 million to $30 million. The facility carries an accordion feature, whereby an additional term loan up to $50 million may be advanced at the sole discretion of the lenders subject to certain financial requirements.

In conjunction with entering into the new Credit Facility, we used the Credit Facility to refinance and retire all indebtedness outstanding under our previously-existing revolving credit facility originally scheduled to expire in September 2014 and our five-year variable rate financing agreement we entered into on November 30, 2012.  As a result, both the old revolving credit facility and the old five-year variable rate facilities were terminated concurrently with the establishment of the new Credit Facility. The total amount paid off was approximately $46.6 million, with $21.0 million of this amount drawn from the new LOC.  We categorized this refinancing as a debt extinguishment. The total fees associated with this facility included $1.4 million of bank fees and $148,000 of third party fees. All bank fees associated with the term loan facility were expensed during the third quarter of 2013, while all the fees associated with new LOC facility are being amortized over the term of the Credit Facility.

As of the dates indicated below, long-term debt consisted of the following:

		Interest Rate			Total Principal Due
(All Amount in Thousands)		September 30,	December 31,	Maturity	September 30,	December 31,
Description of Secured Debt		2014	2013	Date	2014	2013
Notes Payable – Variable Rate	(1)	2.7331%	2.7451%	2018	$12,884	$15,460
Notes Payable – Variable Rate		2.7346-2.7381%	2.7400%	2018	42,320	45,081
Notes Payable – Variable Rate		2.5040%	2.5188%	2017	9,704	11,383
Notes Payable – Variable Rate	(5)	2.9015%	2.9181%	2021	22,766	12,780
Notes Payable – Variable Rate	(1)	2.7326%	2.7384%	2018	15,708	16,651
Notes Payable – Variable Rate	(2)	3.6179%	2.8964%	2020	27,866	31,437
Notes Payable – Variable Rate	(3)	3.9900%	3.7500%	2018	42,750	44,437
Notes Payable – Fixed Rate	(4)	4.3500%	N/A	2020	38,500	-
Note Payable - Mortgage	(6)				5	-
Line of Credit	(3)	3.9100%	3.6700%	2018	41,000	21,000
					253,503	198,229
		Less Current Maturities			(23,347)	(19,213)
					$230,156	$179,016

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

4.

We entered into a fixed rate financing agreement with DVB Bank SE, on August 26, 2014 in the amount of $38.5 million, collateralized by our 2007 PCTC at a rate of 4.35% with 24 quarterly payments with a final balloon payment of $20.7 million in August 2020.

5.

During August 2014, we paid off our $11.4 million loan with DnB ASA and obtained a new loan with RBS Asset Finance in the amount of $23.0 million collateralized by one of our 1999 PCTCs at a variable rate of 30 day Libor rate plus 2.75% payable in 84 monthly installments with the final payment due August 2021.

6.	Represents consideration given in connection with the proposed construction financing relating to the building we plan to renovate as our new New Orleans headquarters building.

All of our principal credit agreements and operating leases require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage.  During first quarter of 2014, there was concern that we would be unable to meet all of our required debt covenants for the quarter.  During the period ending March 31, 2014, our principal senior secured lenders and two of our lessors agreed to, among other things, defer the date upon which we were required to attain a more stringent leverage ratio and increased liquidity from December 31, 2013 to June 30, 2014.  Under these terms, we are required to maintain a consolidated leverage ratio of 4.50 to 1.0 through the fiscal quarter ending June 30, 2014, and 4.25 to 1.0 thereafter, and liquidity of not less than $15 million through June 30, 2014 and $20 million thereafter.

Effective September 30, 2014,  certain of our lenders and lessors agreed at our request to adjust our covenants to less stringent levels to provide relief from the accounting impact of our above-described August 2014 vessel purchase and refinancing transactions (which, as noted in Note 21, required us to reduce our cost basis in the purchased vessel).    Two of our lenders have elected to adjust our definition of EBITDA to disregard the impact of these transactions, while the remainder of our lenders and lessors agreed to amend the consolidated leverage and fixed charge coverage ratios as follows: we are required to maintain a consolidated leverage ratio of 5.00 to 1.0 through the fiscal quarter ending December 31, 2015,  then 4.75 to 1.0 through the fiscal quarter ending March 31, 2016, then 4.50 to 1.0 beginning the quarter ending June 30, 2016 through the quarter ending September 30, 2016, and 4.25 to 1.0 thereafter and the minimum fixed charge coverage ratio we are required to maintain is 1.10 to 1.0 beginning with the quarter ending September 30, 2014 through the quarter ending December 31, 2014, 1.15 to 1.0 beginning with the quarter ending March 31, 2015 through the quarter ending December 31, 2015, 1/20 to 1.0 beginning with the quarter ending March 31, 2016 through the quarter ending June 30, 2016, and 1.25 to 1.0 thereafter (in each case as calculated under our amended debt agreements).  Consequently, as of September 30, 2014, we were in compliance with all of our debt covenants.

Based on current conditions and our expectations that our performance will stabilize or improve marginally in the near term, we currently believe that we will be able to attain all of our financial covenants through the end of 2014, but we cannot assure you of this.

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

Note 12. Other Long Term Liabilities

Other Long Term Liabilities for the period ending September 30, 2014 and December 31, 2013 were $47.0 million and $65.3 million, respectively.

	September 30,	December 31,
(All Amounts in Thousands)	2014	2013
Deferred Gains, net of Amortization	$18,853	$34,009
Pension and Post Retirement	9,851	10,339
Alabama Lease Incentive	6,026	6,887
Insurance Reserves	4,591	5,521
Derivatives	5,262	4,412
Other	2,463	4,138
	$47,046	$65,306

Note 13.  Stock Based Compensation

We grant stock-based compensation in the form of (1) unrestricted stock awards to our outside directors and (2) restricted stock units (“RSUs”) to key executive personnel.  These awards are granted under the International Shipholding Corporation 2011 Stock Incentive Plan (the “Plan”), which was approved by our stockholders in 2011.

Unrestricted Stock Awards

On January 15, 2013, we granted our outside directors an aggregate of 6,708 unrestricted shares of common stock from the Plan.  On January 14, 2014, we granted our outside directors an aggregate of 4,470 unrestricted shares of common stock from the Plan.  For the nine months ended September 30, 2014 and 2013, our net income reflected approximately $90,000 of stock-based compensation expense charges related to these issuances, which had no effect on either basic or diluted earnings per share.

A summary of the activity for stock awards during the nine months ended September 30, 2014, is as follows:

	2014
	Shares	Weighted Average Fair Value Per Share
Non-vested - December 31, 2013	-	-
Unrestricted Shares Granted	4,470	$26.80
Shares Vested	(4,470)	$26.80
Non-vested - September 30, 2014	-	-

Restricted Stock Units

General Terms

We grant restricted stock units to key executive personnel under the Plan.  Each year, we have granted awards that vest based on continued service (“Time-Based RSUs”) as well as awards that vest based on a combination of performance metrics and continued service (“Performance-Based RSUs”).  Subject to certain exceptions, our Time-Based RSUs generally vest one-third per year over a three-year period.  Each of our Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of common stock, depending upon performance.  We grant two types of Performance-Based RSUs – one for which vesting is contingent upon an absolute metric, our earnings per share (our “Absolute Performance-Based RSUs”), and another for which vesting is contingent upon our performance as measured against a relative metric, our relative total shareholder return (our “Relative Performance-Based RSUs”).

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

For the three months ended September 30, 2014 and 2013, our net income reflected $322,000 and $272,000, respectively, of RSU stock-based compensation expense charges.  For the nine months ended September 30, 2014 and 2013, our net income reflected $1.1 million and $933,000, respectively, of RSU stock-based compensation expense charges.

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

2014 Grants

On January 28, 2014, we granted 7,950 Time-Based RSUs, 17,351 Absolute Performance-Based RSUs, and 17,349 Relative Performance-Based RSUs.

Fair Values

The fair value of the Time-Based RSUs was calculated based on the closing market price of our stock as of the grant date times the number of RSUs issued with no forfeitures assumed. For our 2014, 2013, and 2012 awards, we used the closing market price of our stock on January 28, 2014, April 23, 2013, and May 7, 2012 which was $25.95,  $17.66, and $19.35 per share, respectively. The Performance-Based RSUs are subject to vesting upon two different performance metrics: an Absolute Performance-Based metric based on targeted earnings per share and a Relative Performance-Based metric based on our total stockholder return over a given period as measured against that of the other companies in the Russell 2000 index.  In order to calculate the fair value of our Absolute Performance-Based RSUs, we multiplied the closing market price of our stock as of the grant date times the number of RSU’s issued with no forfeitures assumed. We measured our Relative Performance-Based RSUs based on market conditions on the grant date. In order to derive the fair value of these awards, we used a Monte-Carlo simulation statistical technique to simulate our future stock prices and the components of the Russell 2000 Index. The stock prices were based upon the risk-free rate of return, the volatility of each entity, and the correlation of each entity with the Russell 2000 Index. We multiplied our ending simulated stock price by the payout percentage to determine a projected payout at the end of the performance period. The ending payout was then discounted, using the risk-free rate of return, to the grant date to determine the grant date fair value. Since 2014, 2013, and 2012 all provide for one year vesting (for the top four named executive officers) and three year vesting (for all other award recipients), a fair value was calculated separately for the one and three year awards for each year.

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

Our operating results, net income (loss) and net income (loss) before taxes for the periods set forth below include (i) the following amounts of compensation expense associated with the stock grants and RSUs and (ii) the related reductions in earnings per share:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Stock-Based Compensation
Expense:
Stock Grants to Outside Directors	$30,000	$30,000	$90,000	$90,000
RSUs Awards to Officers	$322,000	$272,000	$1,093,000	$933,000
Related Reduction in
Earnings Per Share [1]	$(0.03)	$(0.03)	$(0.11)	$(0.09)
[1] Same for basic and diluted earnings per share

In all cases, vesting is contingent upon continued employment with the company. A summary of the activity for the restricted stock awards during the nine months ended September 30, 2014, is as follows:

	Number of RSU's	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2013	131,100	$18.77
Additional Awards Granted	15,138	16.63
Awards Granted	42,650	24.99
Awards Exercised	(48,849)	24.97
Awards Cancelled	(25,639)	24.97
Non-vested - September 30, 2014	114,400	$22.07

Note 14.  Stockholders’ Equity

A summary of the changes in Stockholders’ equity for the nine months ended September 30, 2014, is as follows:

Stockholders'
(All Amounts in Thousands)	Equity
Balance December 31, 2013	$336,540
Net Loss	(6,446)
Common Stock Dividends*	(5,569)
Preferred Stock Dividends	(3,916)
Unrealized Foreign Currency Translation Gain	(67)
Net Change in Fair Value of Derivatives	422
Net Change in Funding Status of Defined Benefit Plan	225
Issuance of stock-based compensation	544
Balance September 30, 2014	$321,733
*Includes $105,000 of dividends accrued but not paid during the period with respect to unvested equity incentive awards.

Stock Repurchase Program

On January 25, 2008, our Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of our common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  In 2008, we repurchased 491,572 shares of our common stock for $11.5 million.    Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5.2 million.    Unless and until our Board of Directors otherwise provides, this authorization will remain open indefinitely, or until we reach the approved 1,000,000 share limit.

This table provides certain information with respect to our purchase of shares of its common stock during the three months ended September 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2014 - July 31, 2014	-	-	-	285,377
August 1, 2014 - August 31, 2014	-	-	-	285,377
September 1, 2014 - September 30, 2014	-	-	-	285,377

Dividend Payments

During the nine months ended September 30, 2014, we paid cash dividends in respect to our common stock as follows:

(All Amounts in Thousands Except per Share Data )			Total
		Per Share	Dividend
Record Date	Payment Date	Amount	Paid
17-Feb-14	3-Mar-14	$0.250	$1,813
16-May-14	3-Jun-14	$0.250	1,826
15-Aug-14	4-Sep-14	$0.250	1,825
			$5,464

During the nine months ended September 30, 2014, we paid cash dividends in respect of our Series A and Series B Cumulative Perpetual Preferred Stock as follows:

(All Amounts in Thousands Except per Share Data )				Total
			Per Share	Dividend
Record Date	Series	Payment Date	Amount	Paid
29-Jan-14	A	30-Jan-14	$2.375	$594
29-Jan-14	B	30-Jan-14	$2.250	712
29-Apr-14	A	30-Apr-14	$2.375	594
29-Apr-14	B	30-Apr-14	$2.250	711
29-Jul-14	A	30-Jul-14	$2.375	594
29-Jul-14	B	30-Jul-14	$2.250	711
				$3,916

Note 15. Preferred Stock

Series A Issuance

On February 21, 2013, we sold 250,000 shares of our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $1.00 par value per share, with a liquidation preference of $100.00 per share.

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series A Preferred Stock are payable at a rate of 9.50% per annum per $100.00 liquidation preference per share, starting from the date of original issue, February 21, 2013.  Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30.  However, the dividends are payable only if declared by our Board of Directors and must come from funds legally available for dividend payments.  On January 7, 2014, the Board of Directors declared a dividend of $2.375 per share on our Series A Preferred Stock for the preferred stockholders of record as of January 29, 2014, which was paid on January 30, 2014.  On April 9, 2014, the Board of Directors declared a dividend of $2.375 per share on our Series A Preferred Stock for the preferred stockholders of record as of April 29, 2014, which was paid on April 30, 2014.  On July 7, 2014, the Board of Directors declared a dividend of $2.375 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock to preferred stockholders of record on July 29, 2014, which was paid on July 30, 2014.  On October 6, 2014, the Board of Directors declared a dividend of $2.375 per share on our 9.5% Series A Cumulative Perpetual Preferred

Stock to preferred stockholders of record on October 29, 2014, payable on October 30, 2014.    As of September 30, 2014, we had no accumulated unpaid dividends for our Series A preferred stock.

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

Holders of the Series A Preferred Shares generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series A Preferred Shares are in arrears for nine or more consecutive or non-consecutive quarters, and under certain other limited circumstances.

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

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series B Preferred Stock are payable at a rate of 9.00% per annum per $100.00 liquidation preference per share, starting from the date of original issue, August 1, 2013. Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30.  However, the dividends are payable only if declared by our Board of Directors and must come from funds legally available for dividend payments.  On January 7, 2014, the Board of Directors declared a dividend of $2.25 per share on our Series B Preferred Stock for the preferred stockholders of record as of January 29, 2014, which was paid on January 30, 2014.  On April 9, 2014, the Board of Directors declared a dividend of $2.25 per share on our Series B Preferred Stock for the preferred stockholders of record as of April 29, 2014, which was paid on April 30, 2014.   On July 7, 2014, the Board of Directors declared a dividend of $2.25 per share 9.0% Series B Cumulative Perpetual Preferred Stock to preferred stockholders of record on July 29, 2014, which was paid on July 30, 2014.  On October 6, 2014, the Board of Directors declared a dividend of $2.25 per share 9.0% Series B Cumulative Perpetual Preferred Stock to preferred stockholders of record on October 29, 2014, payable on October 30, 2014.    As of September 30, 2014, we had no accumulated unpaid dividends for our Series B preferred stock.

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

Holders of the Series B Preferred Shares generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series B Preferred Shares are in arrears for nine or more consecutive or non-consecutive quarters, and under certain other limited circumstances.

Net proceeds from the issuance of the Series B Preferred Shares were approximately $30.0 million, net of underwriter discounts and related costs totaling approximately $1.6 million.

Note 16.  Changes in Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by Component

For the three months ending September 30, 2014

(All Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation (Loss) Income	Defined Benefit Pension Items	Total

Beginning balance July 1, 2014	$(4,314)	$(397)	$(9,066)	$(13,777)
Other comprehensive income (loss)
before reclassification	850	(84)	-	766
Amount reclassified from accumulated
other comprehensive income (loss)	(393)	-	74	(319)
Net current-period other
comprehensive income (loss)	457	(84)	74	447

Ending balance as of September 30, 2014	$(3,857)	$(481)	$(8,992)	$(13,330)

*The fair value balance as of September 30, 2014, includes a negative $461,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Loss

For the three months ending September 30, 2014

(All Amounts in Thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income (Loss) is Presented

Gains and losses on derivatives fair value

Interest rate contracts	$(426)	Interest expense
Foreign exchange contracts	33	Other revenues
	(393)	Total before tax
	-	Tax (expense) or benefit
	(393)	Net of tax
Amortization of defined benefit pension items
Prior service costs	24	A&G Expense
Actuarial losses	76	A&G Expense
	100	Total before tax
	(26)	Tax (expense) or benefit
	74	Net of tax
Total reclassifications for the period	$(319)	Net of tax

Changes in Accumulated Other Comprehensive Loss by Component

For the three months ending September 30, 2013

(All Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation (Loss) Income	Defined Benefit Pension Items	Total

Beginning balance June 30, 2013	$(5,844)	$(104)	$(16,623)	$(22,571)
Other comprehensive income
before reclassification	3,275	(307)	-	2,968
Amount reclassified from accumulated
other comprehensive income	(2,495)	-	306	(2,189)
Net current-period other
comprehensive income (loss)	780	(307)	306	779

Ending balance as of September 30, 2013	$(5,064)	$(411)	$(16,317)	$(21,792)

*The fair value balance as of September 30, 2013, includes a negative $717,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Loss

For the three months ending September 30, 2013

(All Amounts in Thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income (Loss) is Presented

Gains and losses on derivatives fair value

Interest rate contracts	$(2,444)	Interest expense
Foreign exchange contracts	(51)	Other revenues
	(2,495)	Total before tax
	-	Tax (expense) or benefit
	(2,495)	Net of tax
Amortization of defined benefit pension items
Prior service costs	25	A&G Expense
Actuarial losses	281	A&G Expense
	306	Total before tax
	-	Tax (expense) or benefit
	306	Net of tax
Total reclassifications for the period	$(2,189)	Net of tax

Changes in Accumulated Other Comprehensive Loss by Component

For the nine months ending September 30, 2014

(All Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation (Loss) Income	Defined Benefit Pension Items	Total

Beginning balance as of January 1, 2014	$(4,279)	$(414)	$(9,217)	$(13,910)
Other comprehensive income (loss)
before reclassification	1,643	(67)	-	1,576
Amount reclassified from accumulated
other comprehensive income (loss)	(1,221)	-	225	(996)
Net current-period other
comprehensive income (loss)	422	(67)	225	580

Ending balance as of September 30, 2014	$(3,857)	$(481)	$(8,992)	$(13,330)

*The fair value balance as of September 30, 2014, includes a negative $461,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Loss

For the nine months ending September 30, 2014

(All Amounts in Thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income (Loss) is Presented

Gains and losses on derivatives fair value
Interest rate contracts	$(1,105)	Interest expense
Foreign exchange contracts	(116)	Other revenues
	(1,221)	Total before tax
	-	Tax (expense) or benefit
	(1,221)	Net of tax
Amortization of defined benefit pension items
Prior service costs	73	A&G Expense
Actuarial losses	227	A&G Expense
	300	Total before tax
	(75)	Tax (expense) or benefit
	225	Net of tax
Total reclassifications for the period	$(996)	Net of tax

Changes in Accumulated Other Comprehensive Loss by Component

For the nine months ending September 30, 2013

(All Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation (Loss) Income	Defined Benefit Pension Items	Total

Beginning balance as of January 1, 2013	$(7,352)	$(350)	$(17,244)	$(24,946)
Other comprehensive income
before reclassification	4,070	(61)	-	4,009
Amount reclassified from accumulated
other comprehensive income	(1,782)	-	927	(855)
Net current-period other
comprehensive income (loss)	2,288	(61)	927	3,154

Ending balance as of September 30, 2013	$(5,064)	$(411)	$(16,317)	$(21,792)

*The fair value balance as of September 30, 2013, includes a negative $717,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Reclassifications out of Accumulated Other Comprehensive Loss

For the nine months ending September 30, 2013

(All Amounts in Thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income (Loss) is Presented

Gains and losses on derivatives fair value
Interest rate contracts	$(1,796)	Interest expense
Foreign exchange contracts	14	Other revenues
	(1,782)	Total before tax
	-	Tax (expense) or benefit
	(1,782)	Net of tax
Amortization of defined benefit pension items
Prior service costs	75	A&G Expense
Actuarial losses	852	A&G Expense
	927	Total before tax
	-	Tax (expense) or benefit
	927	Net of tax
Total reclassifications for the period	$(855)	Net of tax

Note 17.  Earnings Per Share

We compute basic earnings per share based on the weighted average number of common shares outstanding during the relevant periods.  Diluted earnings per share also reflect dilutive potential common shares, including shares issuable under restricted stock units using the treasury stock method.  The calculation of basic and diluted earnings per share is as follows:

(All Amounts in Thousands Except per Share Data)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2014	2013	2014	2013
Numerator
Net (Loss) Income	$(2,565)	$(2,222)	$(6,446)	$1,290
Preferred Stock Dividends	1,305	1,076	3,916	1,920
Net (Loss) Income Available to Common Stockholders	$(3,870)	$(3,298)	$(10,362)	$(630)
Denominator
Weighted Average Shares of Common Stock
Outstanding:
Basic	7,301,657	7,248,350	7,278,695	7,233,807
Plus:
Effect of dilutive restrictive stock	-	-	-	-
Diluted	7,301,657	7,248,350	7,278,695	7,233,807
Basic Earnings Per Common Share:
Net (Loss) Income per share - Basic	$(0.53)	$(0.46)	$(1.42)	$(0.09)
Net (Loss) Income per share - Diluted:	$(0.53)	$(0.46)	$(1.42)	$(0.09)

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2014, segregated by the above-described levels of valuation inputs:

(All Amounts in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Derivative Assets	$-	$7	$-	$7
Derivative Liabilities	$-	$(5,377)	$-	$(5,377)

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at September 30, 2014 and December 31, 2013. We estimated the fair value of our variable rate long-term debt at September 30, 2014, including current maturities, to equal approximately $254.7 million due to the variable rate nature of the debt as well as to the underlying value of the collateral.  We have determined that credit risk is not a material factor.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern”, to give explicit guidance on managements’ requirement to analyze whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.    We are currently evaluating the impact of the adoption of this standard.

Note 20.  Prior Period Revision

In the first quarter of 2014, we elected to revise our prior year financial statements in accordance with Accounting Bulletin No. 108 (SAB 108) for three previously uncorrected misstatements which impacted the fourth quarter of 2013. The corrections are immaterial to our financial statements for the period ended December 31, 2013. Accordingly, we corrected the balance sheet impact of these errors by revising our previously issued financial statements in our first quarter 10-Q filing. The first revision related to the cutoff of voyage revenues which resulted in a decrease in revenue and a decrease in voyage expenses for a net adjustment to pre-tax income of $70,000. The second correction related to the classification of the short-term and long-term portions of a related party note receivable. This revision decreased our short term note receivable and increased our long term note receivable by $275,000. The third revision related to an increase in our long-term deferred tax assets and a decrease to our deferred income tax expense by $305,000. The total effect of the revisions on retained earnings was an increase of $375,000 for the year ended December 31, 2013. The income statement effect of these entries will be revised in our financial statements for the twelve month period ended December 31, 2013 when the 2013 income statement or related data derived therefrom is included in one of our subsequent filings under the federal security laws.   The financial statement line items impacted by these revisions by more than 1% are presented in the table below in thousands:

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

Note 21.  Early Lease Buy Out

On February 22, 2012, we completed a sale and leaseback arrangement with Wells Fargo Bank NW of our 2007 PCTC vessel.    We leased the vessel back under a ten year lease agreement with early buyout options that could be exercised in 2017 and 2019.  The lease was classified as an operating lease, with the $14.9 million gain on this sale-leaseback deferred and recognized over the term of the lease.  On August 26, 2014, we determined that it was preferential under current market conditions to buy back this vessel with the intent to reflag this vessel to International flag in anticipation of deploying the vessel at a higher operating margin later in 2014.  We reached an agreement with the lessor to repurchase the vessel for $55.6 million and recorded the remaining unamortized deferred gain of $11.2 million as a reduction in the cost basis of the purchased asset.

Note 22.  Subsequent Events

On October 29, 2014, at the third quarter Board meeting, our management presented a strategic plan to our Directors that included a divestiture of selected under-performing assets.  Subject to a successful divestiture, we could generate approximately $18 - $20 million in net proceeds, after retiring debt collateralized by these assets of approximately $42 million.  We plan to invest these proceeds in existing opportunities that will provide satisfactory returns.  If our Board of Directors approves this plan, we believe that all the criteria necessary to classify these assets as Held for Sale assets will have occurred at that time, and the assets will be recorded at fair value less the cost to sell.  Based on the current fair value  estimates of these assets, we could potentially recognize an impairment loss in the range of $25-30 million, which would be recorded in the fourth quarter of 2014.  As of September 30, 2014, we performed an analysis of the recoverability of the vessels under the Held for Use model using a weighted average probability approach that considered the various alternative sources of cash flows associated with these vessels, including the sale of these assets and their continued use should we not achieve our sales price estimates, or should our Board not approve such sale.   Our evaluation resulted in a conclusion that the carrying values of the vessels were recoverable under the Held for Use model as of September 30, 2014.   Accordingly, no impairment was recorded during the three and nine months periods ended September 30, 2014.

On October 17, 2014, through one of our wholly owned subsidiaries, we entered into a Memorandum of Agreement for the sale of our single hulled Tanker vessel.  If all conditions are met to this agreement, the transaction could be completed by the second week of November 2014.  Under the current terms, the sales proceeds would be approximately $1.6 million and generate an impairment loss of approximately $3.1 million in the fourth quarter.  As of September 30, 2014, we performed an analysis of the recoverability on the Tanker under the Held for Use model using a weighted average probability approach that considered the various alternative sources of cash flows including the pending sale in order to recover the current carrying value of the Tanker.  Our evaluation resulted in a conclusion that the carrying value of the Tanker was recoverable under the Held for Use model as of September 30, 2014.  Accordingly, no impairment was recorded during the three and nine months periods ended September 30, 2014.

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

Factors that could cause our actual results to differ materially from our expectations include our ability to:

•

maximize the usage of our vessels and other assets on favorable economic terms, including our ability to (i) renew our time charters and other contracts when they expire, (ii) maximize our carriage of supplemental cargoes and (iii) improve the return on our international flag dry bulk fleet if and when market conditions improve;

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
•

pay preferred or common stock dividends declared by our Board of Directors, the payments or declaration of which may be affected by changes in, among other things, our cash requirements, spending plans, business strategies, cash flows or financial position;

•	procure adequate insurance coverage on acceptable terms; and
•	manage the amount and rate of growth of our operating, capital, administrative and general expenses.

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular;
•	industry-wide changes in cargo freight rates, charter rates, vessel design, vessel utilization or vessel valuations, or in charter hire, fuel or other operating expenses;
•	unexpected out-of-service days on our vessels whether due to drydocking delays, unplanned maintenance, accidents, equipment failures, adverse weather, natural disasters, piracy or other causes;
•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate;
•	the possibility that the anticipated benefits from corporate or vessel acquisitions cannot be fully realized or may take longer to realize than expected.
•	political events in the United States and abroad, including terrorism, piracy and trade restrictions, and the response of the U.S. and other nations to those events;
•	election results and the appropriation of funds by the U.S. Congress, including the impact of any further cuts to federal spending similar to the “sequestration” cuts;
•	changes in foreign currency exchange rates or interest rates;
•	changes in laws and regulations, including those related to government assistance programs, inspection programs, trade controls, quarantines and protection of the environment;
•	our continued access to credit on favorable terms;

•	the ability of customers to fulfill their obligations with us, including the timely receipt of payments by the U.S. government;
•	the performance of our unconsolidated subsidiaries, revenue sharing agreements, and joint ventures;
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

You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise.  Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, industry and competitive conditions, economic and market conditions, and our assumptions as of such date.  We may change our intentions, strategies or plans (including our dividend plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Executive Summary

Overview of Third Quarter 2014

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

Overview

Our year over year total gross voyage profits remained stable with $12.6 million recorded in the third quarter of 2014 versus $12.7 million recorded in the third quarter of 2013, despite a charge to earnings of approximately $1.0 million of unamortized dry dock cost due to our decision to accelerate the dry docking of our Belt Self-Unloading Bulk Coal Carrier vessel to the fourth quarter of 2014 in order to provide us with more operational flexibility in 2015.  Non-operating days increased from a total of 155 days in the third quarter of 2013 to 170 days for the same period in 2014 primarily due to regularly scheduled dry docking  of several of our PCTC vessels.

During the third quarter of 2014, we derived $58.8 million from fixed contracts as compared to $54.7 million for the same period in 2013. This improvement in our fixed revenues was primarily driven by an increase in the number of operating days in our UOS fleet and the addition to our fleet of one Multi-Purpose Heavy Lift vessel beginning October 1, 2013. Our variable revenues decreased from $23.2 million in the third quarter of 2013 to $15.6 million for the third quarter of 2014.

Our variable revenues continue to be impacted by (i) lower revenues from our Handysize Bulk Carriers, which continues to be hampered by depressed charter rates, and (ii) lower supplemental cargo revenues. The decrease in our supplemental cargo revenues is due principally to lower volumes of supplemental cargoes, coupled with reduced cargo space in our PCTCs arising from higher volumes of shipped automobiles.  Based on current market conditions, we anticipate our supplemental cargoes will stabilize or marginally improve in the near term.

In August 2014, we executed a negotiated early buy out under the lease of our 2007 PCTC vessel that we were previously operating under a ten-year operating lease. The vessel was financed at more attractive interest rates and provides us the flexibility to reflag the vessel to an International Flag. Also in August 2014, we refinanced one of our 1999 PCTCs with RBS Asset Finance which allowed us to obtain a more favorable interest rate and extend the loan maturity by three years.

Consolidated Financial Performance – Third Quarter 2014 vs. Third Quarter 2013

Our net loss was approximately $2.6 million and $2.2 million for the three months ending September 30, 2014 and 2013, respectively.   Operating income for the third quarter of 2014, decreased by approximately $885,000 when compared to the results for the same period of 2013. The decrease in our operating income is primarily due to lower results from our dry bulk segment and supplemental cargoes and an increase in our consolidated administrative and general expenses.  This decrease was offset by approximately $800,000 of additional interest expense incurred in the third quarter of 2013 from the refinancing of our senior credit facility, and approximately $768,000 of derivative loss from settlement of an interest rate swap contract as a result of the early pay-off of the old credit facility during the period ending September 30, 2013.

Segment Performance – Third Quarter 2014 vs. Third Quarter 2013

Jones Act

▪	Increase of $158,000 in gross voyage profits primarily based on an improvement in UOS results.
▪	Early drydock of the Belt Self-Unloading Bulk Carrier resulted in accelerated amortization of approximately $1.0 million of drydock expense.

Pure Car Truck Carriers

▪	Decrease in gross voyage profits from $3.1 million to $2.6 million.
▪	Decrease primarily based on less supplemental cargo and fewer operating days due to scheduled drydock.

Dry Bulk Carriers

▪	Decrease in gross voyage profits of approximately $47,000.
▪	Results driven by a decrease year over year in dry bulk charter rates and an increase in the loss of the unconsolidated entities.

Rail-Ferry

▪	A $466,000 decrease in gross voyage profits was driven by a decrease in cargo volume carried primarily northbound.

Specialty Contracts

▪	Increase of $333,000 in gross voyage profits primarily due to our recent minority investment in two unconsolidated entities owning two Asphalt and two Chemical Tankers.
▪	Increase also partly due to the deployment of a Multi-Purpose Heavy Lift vessel acquired in late 2013.

Financial Discipline & Balance Sheet

▪	Total unrestricted cash available of $21.0 million at September 30, 2014.
▪	Cash generated by operating activities of $15.3 million for the nine months ended September 30, 2014.
▪	Working capital of $10.6 million at September 30, 2014.
▪	Approximately $1.0 million of borrowing capacity available on our line of credit at September 30, 2014.

Because of the overall condition of the global economy in general, and the marine transportation industry specifically, we continue to test our long-lived assets quarterly to determine whether or not the fair value of each of our segment vessels (based upon projected segment undiscounted cash flows) exceed each of our segment vessels’ carrying amounts. Based on our most recent assessment, we determined that no impairments existed as of September 30, 2014.  However, see Note 22 - Subsequent Events for more information on an impairment charge that we plan to record in the fourth quarter of 2014 in connection with reclassifying certain assets as being held for sale assuming approval from our Board of Directors.  As of this same date, the total aggregated fair value of the vessels that we own, based on the most recent appraisal of each vessel, was $500.6 million, as compared to the total aggregated net book value of $456.3 million.

The following table lists the 55 vessels in our operating fleet as of September 30, 2014, 22 of which are owned by our wholly-owned subsidiaries:

		Vessels		Year Built	Business Segment (1)	Owned	Bareboat Charter/ Leased	Operating Contracts	Partially Owned	Weight Carrying Capacity (MT)

1		ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	Jones Act	X				38,847
2		SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	Jones Act		X			27,678
3		COASTAL 303/AL ENTERPRISE	ATB TUG/BARGE UNIT	1973/1981	Jones Act	X				23,314
4		NAIDA RAMIL/PEGGY PALMER	ATB TUG/BARGE UNIT (2)	1994/1981	Jones Act	X				34,367
5		COASTAL 101/LA ENTERPRISE	ATB TUG/BARGE UNIT	1973/1984	Jones Act	X				33,529
6		COASTAL 202/FL ENTERPRISE	ITB TUG/BARGE UNIT	1977	Jones Act	X				33,220
7		TX ENTERPRISE	BULK CARRIER	1981	Jones Act	X				37,061
8		MS ENTERPRISE	BULK CARRIER	1980	Jones Act	X				37,244
9		ROSIE PARIS	HARBOR TUG	1974	Jones Act	X				N/A
10		GREEN BAY	PURE CAR/TRUCK CARRIER	2007	PCTC	X				18,312
11		GREEN COVE	PURE CAR/TRUCK CARRIER	1999	PCTC		X			22,747
12		GREEN DALE	PURE CAR/TRUCK CARRIER	1999	PCTC	X				16,157
13		GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	PCTC		X			22,799
14		GREEN POINT	PURE CAR/TRUCK CARRIER	1994	PCTC	X				14,930
15		GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	PCTC	X				21,523
16		GLOVIS COUNTESS	PURE CAR/TRUCK CARRIER	2010	PCTC	X				18,701
17		BALI SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X				20,737
18		BANDA SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X				20,664
19		EGS CREST	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X				35,914
20		EGS TIDE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X				35,916
21		EGS WAVE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X				35,916
22		BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	Dry Bulk	X				170,578
23		BULK AMERICAS	SUPRAMAX BULK CARRIER	2012	Dry Bulk	X				57,959
24		OSLO BULK 1	MINI BULK CARRIER	2010	Dry Bulk				X	8,040
25		OSLO BULK 2	MINI BULK CARRIER	2010	Dry Bulk				X	8,028
26		OSLO BULK 3	MINI BULK CARRIER	2010	Dry Bulk				X	8,029
27		OSLO BULK 4	MINI BULK CARRIER	2010	Dry Bulk				X	8,040
28		OSLO BULK 5	MINI BULK CARRIER	2010	Dry Bulk				X	8,040
29		OSLO BULK 6	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
30		OSLO BULK 7	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
31		OSLO BULK 8	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
32		OSLO BULK 9	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
33		OSLO BULK 10	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
34		OSLO BULK 11	MINI BULK CARRIER	2008	Dry Bulk				X	8,000
35		SEA CARRIER	MINI BULK CARRIER	2010	Dry Bulk				X	9,300
36		OSLO CARRIER 2	MINI BULK CARRIER	2010	Dry Bulk				X	9,300
37		OSLO CARRIER 3	MINI BULK CARRIER	2011	Dry Bulk				X	9,300
38		SEA STEAMER	MINI BULK CARRIER	2011	Dry Bulk				X	9,300
39		OSLO MERCHANT	MINI BULK CARRIER	2004	Dry Bulk				X	16,300
40		MT BOW TRAJECTORY	CHEMICAL TANKER	2014	SP				X	50,510
41		MT BOW TRIBUTE	CHEMICAL TANKER	2014	SP				X	50,510
42		MT ASPHALT SPRING	ASPHALT TANKER	2007	SP				X	6,726
43		MT ASPHALT SUMMER	ASPHALT TANKER	2007	SP				X	6,654
44		MAERSK ALABAMA	CONTAINER VESSEL	1998	SP		X			17,525
45		MAERSK CALIFORNIA	CONTAINER VESSEL	1992	SP		X			25,375
46		MARINA STAR 2	CONTAINER VESSEL	1982	SP			X		13,193
47		MARINA STAR 3	CONTAINER VESSEL	1983	SP			X		13,193
48		TERRITORY TRADER	CONTAINER VESSEL	1991	SP			X		3,183
49		FLORES SEA	MULTI-PURPOSE VESSEL	2008	SP			X		11,151
50		SAWU SEA	MULTI-PURPOSE VESSEL	2008	SP			X		11,184
51		OCEAN PORPOISE	TANKER	1996	SP	X				13,543
52		OCEAN HERO	TANKER	1996	SP			X		13,543
53		OCEAN PREMIER	TANKER	2011	SP		X			19,382
54		OCEAN GIANT	MULTI-PURPOSE HEAVY LIFT DRY CARGO VESSEL	2012	SP		X			19,382
55		OSLO WAVE	ICE STRENGTHENED MULTI-PURPOSE VESSEL	2000	SP	X				17,381
						22	7	6	20	1,212,425
	(1)	Business Segments:
		Jones Act	Jones Act
		PCTC	Pure Car Truck Carriers
		RF	Rail-Ferry
		Dry Bulk	Dry Bulk Carriers
		SP	Specialty Contracts
	(2)	Currently Inactive

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business. The following table provides a reconciliation of consolidated gross voyage profit to our operating income.

	Three Months Ended September 30,		Year to date as of September 30,
(All Amounts in Thousands)	2014	2013	2014	2013
Revenues	$74,410	$77,938	$223,856	$233,959

Voyage Expenses*	61,629	64,832	187,586	195,931
Net Loss of Unconsolidated Entities	176	360	364	705

Gross Voyage Profit	12,605	12,746	35,906	37,323

Vessel Depreciation	6,290	6,130	19,528	17,705
Other Depreciation	18	17	54	51

Gross Profit	6,297	6,599	16,324	19,567

Other Operating Expenses:
Administrative and General Expenses	5,398	4,994	16,209	16,597
Loss on Sale of Other Assets	1	6	1	6
Less: Net Loss of Unconsolidated Entities	(176)	(360)	(364)	(705)
Total Other Operating Expenses	5,223	4,640	15,846	15,898

Operating Income	$1,074	$1,959	$478	$3,669
* Includes Intangible Amortization

RESULTS OF OPERATIONS

Three MONTHS ENDED SEPTEMBER 30, 2014

COMPARED TO THE Three MONTHS ENDED SEPTEMBER 30, 2013

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail-Ferry	Specialty Contracts	Other	Total
2014
Fixed Revenue	$32,101	$15,290	$1,910	$-	$9,462	$-	$58,763
Variable Revenue	-	3,520	1,786	9,435	1,497	(591)	15,647
Total Revenue from External Customers	32,101	18,810	3,696	9,435	10,959	(591)	74,410
Intersegment Revenues(Eliminated)	-	-	-	-	-	(4,321)	(4,321)
Intersegment Expenses Eliminated	-	-	-	-	-	4,321	4,321
Voyage Expenses	25,340	16,199	2,933	7,940	10,351	(1,134)	61,629
Loss (Income) of Unconsolidated Entities	-	-	373	81	(278)	-	176
Gross Voyage Profit	$6,761	$2,611	$390	$1,414	$886	$543	$12,605

Gross Voyage Profit Margin	21%	14%	11%	15%	8%	92%	17%

2013
Fixed Revenue	$31,003	$14,843	$919	$-	$7,928	$-	$54,693
Variable Revenue	-	7,990	4,634	10,419	227	(25)	23,245
Total Revenue from External Customers	31,003	22,833	5,553	10,419	8,155	(25)	77,938
Intersegment Revenues (Eliminated)	-	-	-	-	-	(5,519)	(5,519)
Intersegment Expenses Eliminated	-	-	-	-	-	5,519	5,519
Voyage Expenses	24,400	19,728	4,801	8,494	7,602	(193)	64,832
Loss of Unconsolidated Entities	-	-	315	45	-	-	360
Gross Voyage Profit	$6,603	$3,105	$437	$1,880	$553	$168	$12,746

Gross Voyage Profit Margin	21%	14%	8%	18%	7%	(672)%	16%

For the purposes of this report, (i) “operating days” are defined as days that our vessels/units are generating revenues or positioning to generate revenues, (ii) “non-operating days” are defined as all other days, and (iii) “working capital” is defined as the difference between our total current assets and total current liabilities.

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the three months ended September 30, 2014 and 2013:

Revenues
Thousands of Dollars
50,000
40,000
30,000
20,000
10,000
0
2014
2013
2014
2013
2014
2013
2014
2013
2014
2013
Jones Act
PCTC
Dry Bulk
Rail Ferry
Specialty

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act: Overall revenues and gross voyage profit increased by $1.1 million and $158,000, respectively, when comparing third quarter 2014 to 2013. The increase was primarily due to additional operating days in the third quarter of 2014 compared to the same period in the prior year, which had a significant amount of scheduled drydock days.  Voyage expenses increased year over year primarily due to higher drydock amortization expenses.

Pure Car Truck Carriers: Overall revenues decreased by $4.0 million when comparing third quarter 2014 to 2013.  The decrease was driven primarily by a reduction in the amount of supplemental cargo carried and a decrease in on-hire days due to scheduled drydocks in 2014.  As noted under “- Executive Summary – Overview,” we anticipate that our supplemental cargo revenues will stabilize or marginally improve in the fourth quarter of 2014.  The decrease in revenue resulted in gross voyage profit decreasing from $3.1 million in the third quarter of 2013 to $2.6 million in the same period in 2014. Our fixed contract revenues for this segment were $15.3 million and $14.8 million in third quarter 2014 and 2013, respectively. Our variable revenues were  $3.5 million and $8.0 million for the same periods in 2014 and 2013, respectively, and represent revenues derived from supplemental cargoes. The third quarter 2014 operating cost for the vessels in this segment, as a percent of revenue, was on or near budget and comparable to our third quarter 2013 operating costs.

Dry Bulk Carriers: Overall revenues decreased $1.9 million and gross voyage profit decreased $47,000 when comparing the third quarter of 2014 to 2013.  This decrease is due to  lower Handysize results caused by depressed charter rates, partially offset by our Capesize vessel which is on a fixed time charter through the end of 2015.

Rail-Ferry: Revenues decreased by $984,000 when comparing the third quarter of 2014 to the same period in 2013. Gross voyage profit decreased by $466,000 when comparing 2013 to 2014.  The decreases are attributable mainly to a decrease in cargo volume carried, primarily northbound cargoes.  The vessels operated this past quarter within our operating budget.

Specialty Contracts:  Revenues increased from $8.2 million in the third quarter 2013 to $11.0 million in the third quarter 2014 while gross voyage profit increased by $333,000 for the same period.  The improved revenues are the result of the addition of one Multi-Purpose Heavy Lift chartered-in vessel October 1, 2013, which generated a small profit margin.  Most of the improvement in gross voyage profit is attributable to our recent minority investment in two unconsolidated entities owning two Asphalt and two Chemical Tankers.

Administrative and General Expense:  Administrative and general expenses increased from $5.0 million in the third quarter of 2013 to $5.4 million in the third quarter of 2014.  The following table shows the significant components of administrative and general expenses for the third quarter of 2014 and 2013.

	Three Months Ended	Three Months Ended
A&G Account	September 30, 2014	September 30, 2013	Variance

Wages and Benefits	$3,052	$2,705	$347	(1)
Executive Stock Compensation	352	302	50
Professional Services	670	662	8
Office Building Expense	410	386	24
System Hardware & Software	155	103	52
Other	759	836	(77)
TOTAL:	$5,398	$4,994	$404

(1) The increase is due to self-insurance healthcare expenses.

Other Income and Expense

Interest Expense was comparable at $3.1 million for both the third quarter of 2014 and 2013.  Both 2014 and 2013 interest expense included accelerated amortization on bank fees related to debt refinancings.

Derivative Loss/(Gain) increased to a $89,000 gain in the third quarter of 2014  from a  $768,000 of loss in the third quarter of 2013 based on changes in the fair value of the ineffective portion of our 2010 interest rate swap.

Other income from vessel financing decreased from $522,000 to $456,000 in the third quarter of 2013 and 2014, respectively, driven by a lower principal balance upon which interest is earned on a note receivable issued to us in connection with our sale of two vessels to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss of $30,000 in the third quarter of 2014 is associated with our normal recurring period-end currency revaluations, including the impact of revaluing our obligations relating to the Yen-denominated financing of one of our PCTC vessels. The exchange loss was principally attributable to a change in the exchange rate of 105.31 Yen to 1 USD at December 31, 2013 compared to 109.65 Yen to 1 USD at September 30, 2014, net of the impact of foreign forward exchange contracts we entered into in the fourth quarter of 2013 and subsequently rolled forward into 2014 and 2015, to limit our exposure to fluctuations in the value of the Yen.  For more information on these arrangements, see Note 10 – Derivative Instruments.

Income Taxes

We recorded a tax provision of $1.1 million on our $1.2 million of loss before taxes and equity in net loss of unconsolidated entities for the three months ended September 30, 2014.   For the three months ended September 30, 2013, we recorded an income tax provision of $18,000 on our $1.8 million of loss before taxes and equity in net loss of unconsolidated entities. Included in both our 2014 and 2013 tax provisions are taxes on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2013, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Loss of Unconsolidated Entities

Equity in net loss from unconsolidated entities, net of taxes, improved by $184,000 from the three months ended September 30, 2013 to the three months ended September 30, 2014 primarily due to our 30% investment in entities owning two Asphalt and two Chemical Tankers during 2014.

RESULTS OF OPERATIONS

NINE MONTHS ENDED September 30, 2014

COMPARED TO THE NINE MONTHS ENDED September 30, 2013

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail-Ferry	Specialty Contracts	Other	Total
2014
Fixed Revenue	$94,408	$46,200	$5,194	$-	$26,650	$-	$172,452
Variable Revenue	-	11,319	8,881	27,101	4,624	(521)	51,404
Total Revenue from External Customers	94,408	57,519	14,075	27,101	31,274	(521)	223,856
Intersegment Revenues(Eliminated)	-	-	-	-	-	(12,963)	(12,963)
Intersegment Expenses Eliminated	-	-	-	-	-	12,963	12,963
Voyage Expenses	77,370	50,355	9,992	22,874	28,826	(1,831)	187,586
Loss (Income) of Unconsolidated Entities	-	-	542	148	(326)	-	364
Gross Voyage Profit	$17,038	$7,164	$3,541	$4,079	$2,774	$1,310	$35,906

Gross Voyage Profit Margin	18%	12%	25%	15%	9%	(252)%	16%

2013
Fixed Revenue	$90,581	$48,043	$2,457	$-	$21,519	$-	$162,600
Variable Revenue	-	27,755	12,183	29,115	2,253	53	71,359
Total Revenue from External Customers	90,581	75,798	14,640	29,115	23,772	53	233,959
Intersegment Revenues (Eliminated)	-	-	-	-	-	(16,557)	(16,557)
Intersegment Expenses Eliminated	-	-	-	-	-	16,557	16,557
Voyage Expenses	72,106	63,574	14,688	23,894	22,100	(431)	195,931
Loss of Unconsolidated Entities	-	-	653	52	-	-	705
Gross Voyage Profit (Loss)	$18,475	$12,224	$(701)	$5,169	$1,672	$484	$37,323

Gross Voyage Profit Margin	20%	16%	(5)%	18%	7%	913%	16%

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the nine months ended September 30, 2014 and 2013:

Revenues
Thousands of Dollars
100,000
90,000
80,000
70,000
60,000
50,000
40,000
30,000
20,000
10,000
0
2014
2013
2014
2013
2014
2013
2014
2013
2014
2013
Jones Act
PCTC
Dry Bulk
Rail Ferry
Specialty

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act: Revenues increased by $3.8 million, while gross voyage profit decreased by $1.4 million, when comparing the nine months ending September 30, 2014 to 2013. The increase in revenue was primarily due to additional operating days in the nine months ending September 30, 2014 compared to the nine months ending September 30, 2013.  The decrease in gross voyage profit is the result of an increase in voyage expenses, primarily non-cash drydock amortization charges.

Pure Car Truck Carriers: Overall revenues decreased by $18.3 million when comparing the nine months ending September 30, 2014 to 2013.  The decrease was driven primarily by a reduction in supplemental cargoes.  For more information, see “- Executive Summary – Overview.”  The decrease in revenue resulted in a decrease in gross voyage profit year over year of $5.0 million.

Dry Bulk Carriers:  Revenues decreased by $566,000 and gross voyage profit increased by $4.2 million, when comparing the nine months ending September 30, 2014 to 2013.  The improvement in our results was primarily driven by the deployment of our Capesize vessel on a fixed time charter through the end of 2015 and lower voyage expenses due to the redelivery of a chartered-in vessel in 2014.

Rail-Ferry: Revenues decreased by $2.0 million when comparing the nine months ending September 30, 2014 to 2013. Gross voyage profit decreased by $1.1 million when comparing 2014 to 2013 and was driven by lower northbound cargo volumes.

Specialty Contracts:  Revenues increased from $23.8 million in the nine months ending September 30, 2013 to $31.3 million in the nine months ending September 30, 2014 while gross voyage profit increased by $1.1 million over the same period in 2013.  The improvement reflects the increased utilization of our Ice Strengthened Multi-Purpose vessel, which was in drydock during part of the first and second quarters of 2013, and the addition of one Multi-Purpose Heavy Lift chartered-in vessel in the fourth quarter of 2013.

Administrative and General Expense:  Administrative and general expenses decreased from $16.6 million in the nine months ended September 30, 2013 to $16.2 million in the nine months ended September 30, 2014.  The following table shows the significant components of administrative and general expenses for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended	Nine Months Ended
A&G Account	September 30, 2014	September 30, 2013	Variance

Wages and Benefits	$8,437	$9,387	$(950)	(1)
Executive Stock Compensation	1,183	1,023	160	(2)
Professional Services	1,851	1,692	159	(3)
Office Building Expense	1,215	1,175	40
System Hardware & Software	629	572	57
Other	2,894	2,748	146
TOTAL:	$16,209	$16,597	$(388)

(1) The reduction is due to accrued bonuses for two quarters of 2013 compared to none in 2014.

(2)  Our 2013 stock compensation expense included only one plan year whereas 2014 included three stock incentive plan years  (2012, 2013, and 2014).

(3) The increase in Professional Services is due to increase in audit and consulting fees.

Other Income and Expense

Interest Expense was $7.3 million for the nine months ending September 30, 2014, which was $86,000 less than the interest expense for the same period of 2013 due principally to fees paid in connection with entering into our new senior credit facility in 2013, as well as unamortized bank fees written off from the old credit facility that we retired in September 2013.

Derivative Loss/(Gain) increased to a $57,000 gain in the nine months ending September 30, 2014 from a  $486,000 loss for the same period of 2013 based on changes in the fair value of the ineffective portion of a 2010 interest rate swap.

Other income from vessel financing decreased from $1.6 million to $1.4 million in the nine months ending September 30, 2013 and 2014, respectively, driven by a lower principal balance upon which interest is earned on a note receivable issued to us in connection with our sale of two vessels to an Indonesian company in the third quarter of 2009.

Foreign Exchange Loss of $123,000 in the nine month ending September 30, 2014 is associated with our normal recurring period-end currency revaluations, including the impact of revaluing our obligations under the forward contracts relating to the Yen-denominated financing of one of our PCTC vessel. The exchange loss was principally attributable to a change in the exchange rate of 105.31 Yen to 1 USD at December 31, 2013 compared to 109.65 Yen to 1 USD at September 30, 2014, net of the impact of foreign forward exchange contracts we entered into in the fourth quarter of 2013 and subsequently rolled forward into 2014 and 2015, limiting our exposure to fluctuations in the value of the Yen.  For more information on these arrangements, see Note 10 – Derivative Instruments.

Income Taxes

We recorded a tax provision of $912,000 on our $5.2 million of loss before taxes and equity in net loss of unconsolidated entities for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, we recorded an income tax provision of $68,000 on our $2.1 million of income before taxes and equity in net loss of unconsolidated entities.  In general, the company’s interim tax provision for the nine months ended September 30, 2014, is determined by applying an estimated annual effective tax rate to the year to date earnings subject to U.S. income taxes; primarily our U.S. flag Jones Act results from operations.    Included in both our 2014 and 2013 tax provisions are taxes on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2013, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net Loss of Unconsolidated Entities

Equity in net loss from unconsolidated entities, net of taxes, improved from a loss of $705,000 for the nine months ending September 30, 2013 to a loss of $364,000 for the same period of 2014, driven primarily by our 30% investment in entities owning two Asphalt and two Chemical Tankers during 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included in Item 1 of Part I of this report.

Working Capital

Our working capital decreased from $16.4 million at December 31, 2013 to $10.6 million at September 30, 2014. This $5.8 million decrease in working capital was primarily driven by a $8.1 million decrease in cash partially offset by a $3.9 million increase in our receivables due to the pending refund of the predelivery installments on a cancelled new building vessel.  Total current liabilities of $78.2 million as of September 30, 2014 included $23.3 million of current maturities of long-term debt.

Restricted Cash

As of September 30, 2014 we had approximately $1.4 million of cash classified as restricted cash, of which $1.0 million relates to a performance guarantee and a  one third pre-month funding of the upcoming quarterly scheduled debt payment in the amount of $387,000 on the PCTC bank debt we incurred in the third quarter of 2014.

As of December 31, 2013, we had $8.5 million of cash classified as restricted cash, of which $6.0 million was associated with a performance guarantee and $2.5 million was associated with a covenant to maintain a minimum loan to value ratio on loans associated with the financing of five of our vessels.  The loan to value was normalized in 2014 and this deposit was returned during the second quarter of 2014.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014, was $15.3 million after adjusting our net loss of $6.4 million for non-cash items such as depreciation, deferred charges, amortization, and non-cash stock based compensation, which was partially offset by $5.2 million and $7.0 million in changes in accounts receivable and deferred drydocking payments, and various other items specified in our consolidated statements of cash flows.

Net Cash Used in Investing Activities

Net cash used in investing activities of $60.3 million for the nine months ended September 30, 2014, primarily consisted of $64.7  million of capital outlays, which is primarily made up of $55.6 million for purchase of the 2007 PCTC vessel, $7.9 million related to our minority investment in two Chemical Tankers and two Asphalt Tankers delivered in the second quarter of 2014, and $4.2 million for the purchase of real property in New Orleans.  These amounts were partially offset by a  $9.1 million decrease in restricted cash, of which $2 million was previously in long term assets, and $3.2 million of cash received on notes receivables.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $46.0 million for the nine months ended September 30, 2014 included $94.5 million in proceeds from issuance of new debt, which was largely offset by $26.8 million of regularly scheduled debt payments,  $11.4 million of debt paid off early on one of our 1999 PCTCs vessels, and $9.4 million of common stock and preferred stock dividend payments.

Capital Outlays

Our capital outlays are separated into two categories, our investments in capital assets and capital expenditures that enhance the value or safety of our vessels, including scheduled drydock costs.

In addition to our periodic vessel purchases, we regularly incur drydocking and other capital expenditures on an ongoing basis in order to extend the useful life of our vessels, to improve and modernize our fleet, to comply with various requirements or standards imposed by insurers or governmental or quasi-governmental authorities, and to upgrade our on-shore infrastructure. The amount of our capital expenditures is influenced by, among other things, changes in regulatory, quasi-regulatory or insurance requirements or standards, drydocking schedules for our various vessels, demand for our services, cash flow generated by our operations, and cash required for other purposes. Based on our current strategic plans, we currently estimate our total capital outlays for 2014 will be approximately $25.0 million, which includes approximately $9.1 million to acquire and renovate our prospective new headquarters building in New Orleans, Louisiana.  The following table discloses (i) our capital outlays for the first three quarters of 2014 and (ii) our projected capital outlays for the balance of 2014:

	Quarter Ended	Quarter Ended	Quarter Ended		Estimated Expenditures
(All Amounts In Thousands)	31-Mar	30-Jun	30-Sep		31-Dec	Total
Capital Improvements	$386	$304	$1,802		$-	$2,492
Building	3,565	89	588		4,854	9,096
Construction In Progress	1,919	-	(3,955)	*	-	(2,036)
Other	13	163	262		500	938
	$5,883	$556	$(1,303)		$5,354	$10,490
Drydock	1,775	2,323	2,960		7,460	14,518
Total Capital Outlays	$7,658	$2,879	$1,657		$12,814	$25,008

*During the month ended September 30, 2014, in accordance with the provisions of the agreement with the ship builder, the pre-delivery installments were requested to be refunded to us due to cancellation of the shipbuilding contract.

Debt and Lease Obligations

Debt Obligations

During the quarter ended September 30, 2014, we entered into a new loan agreement for the purchase of our 2007 PCTC that we had previously been operating under a sale-leaseback arrangement.  Under this new loan agreement, we borrowed $38.5 million at a fixed rate of 4.35% with 24 quarterly payments with a final quarterly balloon payment of $20.7 million due on August 28, 2020.  We incurred deferred loan costs in the amount of approximately $519,000 on the new loan.  The new loan agreement requires us to pre-fund a portion of the upcoming quarterly scheduled debt payment currently constituting $387,000, which amount is classified as restricted cash on the balance sheet.  See Note 21 – Early Lease Buy Back for more information on this transaction.  During the quarter ended September 30, 2014, we also refinanced one of our 1999 PCTCs by paying off all $11.4 million of our bank debt owed to DnB ASA and borrowing $23.0 million under a new loan agreement with RBS Asset Finance.  Under this new RBS loan agreement, we are obligated to pay variable interest at a 30 day Libor rate plus 2.75% and principal amortized over 84 monthly payments plus a final payment in August 2021.  The new loan costs and the old unamortized loan costs of approximately $230,000 and $225,000, respectively, were expensed as losses on the debt extinguishment.

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

The Credit Facility includes a term loan facility in the principal amount of $45.0 million and a revolving credit facility (the “LOC”) in the principal amount up to $50 million. The LOC includes a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  The Credit Facility carries an accordion feature, whereby an additional term loan of up to $50.0 million may be advanced at the sole discretion of the lenders subject to certain financial requirements.  The Credit Facility has four lenders, each with commitments ranging from $15.0 million to $30.0 million. As of September 30, 2014, we had $41.0 million of borrowings and approximately $8.0 million of letters of credit outstanding under our LOC, leaving us with approximately $1.0 million of borrowing capacity.

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

Effective March 30 and September 30, 2014, we amended the Credit Facility in the manner discussed below under the heading “– Debt Covenants.”

The Credit Facility, as amended, includes usual and customary covenants and events of default for credit facilities of its type.  Our ability to borrow under the Credit Facility is conditioned upon continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those currently stipulate that we maintain a consolidated leverage ratio of 4.25 to 1.0, liquidity of not less than $20.0 million, and a consolidated net worth of not less than the sum of $228.0 million plus 50% of our consolidated net income earned after December 31, 2011, plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility). For information on the prior terms of these covenants, amendments to our covenants, and our compliance with these covenants, see “– Debt Covenants” below.

We owe various sums under several other credit agreements.  For information on these other credit agreements, see Note 11.

Lease Obligations

As of September 30, 2014, we held six vessels under operating contracts and seven vessels under bareboat charter or lease agreements. The types of vessels held under these agreements include (i) a Molten-Sulphur Carrier in our Jones Act segment, (ii) two

Pure Car Truck Carriers that operate under our PCTC segment, (iii) two Multi-Purpose vessels, two Tankers,  five Container vessels, and one Heavy Lift vessel, all of which operate in our Specialty Contracts segment.

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

On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Bank Northwest National Association of our 2007-built PCTC.  The sale generated proceeds of $59.0 million, which we used to pay down debt of $54.5 million. Thereafter, we leased back the vessel under a ten-year lease agreement with early buyout options exercisable in 2017 and 2019 under certain specified circumstances.  The sale resulted in a gain of $14.9 million, which we recorded as a deferred gain on the balance sheet and recognize as income over the length of the lease. In September 2014, we determined that it was better under current market conditions to buy back this vessel and have the flexibility to reflag it as a foreign vessel in anticipation of deploying the vessel at a higher operating margin later in 2014.  We repurchased the vessel for $55.6 million and recorded the remaining unamortized deferred gain of $11.2 million as a reduction in the cost basis of the asset.

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

On November 27, 2012, we sold a 1998-built PCTC to CapitalSource Bank for approximately $31 million cash and commenced a nine-year lease agreement with an early buy-out option that can be exercised in 2017. This lease is classified as an operating lease, with the $11.7 million gain on this sale-leaseback being deferred and recognized over the term of the lease.

We used the net proceeds of approximately $63 million from the November 27, 2012 transactions to finance a portion of the purchase price for our acquisition of UOS, which was completed on November 30, 2012.

On December 27, 2012, we sold a 1999-built PCTC to BB&T Equipment Finance for $32 million cash and commenced a nine-year lease agreement with an early buy-out option that can be exercised in 2015 or again in 2018 under certain specified circumstances.  This lease is classified as an operating lease.

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

As previously announced, we intend to relocate our corporate headquarters from Mobile, Alabama to New Orleans, Louisiana during the fourth quarter of 2015 after we complete renovations of a new facility in downtown New Orleans. Our renovation and relocation costs are expected to be partially offset by approximately $10.2 million in incentives offered by the State of Louisiana. We are planning to terminate our Mobile office lease in late 2015 and in doing so will incur approximately $3.0 million in lease termination expenses. There were no significant expenditures in the third quarter of 2014 related to the relocation.

For additional information on our fixed commitments, see the table quantifying our aggregate debt and lease obligations included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations and Other Commitments.”  For additional information on pending financing transactions that would impact our fixed commitments, see Note 22 herein.

Debt Covenants

All of our principal credit agreements and operating leases require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage. For more information, see “Risk Factors” in Item 1A of Part II of this report.

During the period ending March 31, 2014, our principal senior secured lenders and two of our lessors agreed at our request to, among other things, defer the date upon which we were required to attain a more stringent leverage ratio and increased liquidity from December 31, 2013 to June 30, 2014.  Under the prior terms, we were required to maintain a consolidated leverage ratio of 4.50 to 1.0 through the fiscal quarter ending December 31, 2013 and 4.25 to 1.0 thereafter, and liquidity of not less than $15 million through December 31, 2013 and $20 million thereafter.  Under these new terms, we were required to maintain a consolidated leverage ratio of 4.50 to 1.0 through the fiscal quarter ending June 30, 2014, and 4.25 to 1.0 thereafter, and liquidity of not less than $15 million through June 30, 2014 and $20 million thereafter.

Effective September 30, 2014,  certain of our lenders and lessors agreed at our request to adjust our covenants to less stringent levels to provide relief from the accounting impact of our above-described August 2014 vessel purchase and refinancing transactions (which, as noted in Note 21, required us to reduce our cost basis in the purchased vessel).    Two of our lenders have elected to adjust our definition of EBITDA to disregard the impact of these transactions, while the remainder of our lenders and lessors agreed to amend the consolidated leverage and fixed charge coverage ratios as follows: we are required to maintain a consolidated leverage ratio of 5.00 to 1.0 through the fiscal quarter ending December 31, 2015,  then 4.75 to 1.0 through the fiscal quarter ending March 31, 2016, then 4.50 to 1.0 beginning the quarter ending June 30, 2016 through the quarter ending September 30, 2016, and 4.25 to 1.0 thereafter and the minimum fixed charge coverage ratio we are required to maintain is 1.10 to 1.0 beginning with the quarter ending September 30, 2014 through the quarter ending December 31, 2014, 1.15 to 1.0 beginning with the quarter ending March 31, 2015 through the quarter ending December 31, 2015, 1/20 to 1.0 beginning with the quarter ending March 31, 2016 through the quarter ending June 30, 2016, and 1.25 to 1.0 thereafter (in each case as calculated under our amended debt agreements).  Consequently, as of September 30, 2014, we were in compliance with all of our debt covenants.

The following table represents the actual and required covenant amounts required under our principal credit agreements and operating leases (after giving effect to the new terms described above) for the nine months ending September 30, 2014:

	Actual	Required
Net Worth (thousands of dollars) (1)	$318,998	$298,338
Working Capital (thousands of dollars) (2)	$10,550	$1
Interest Expense Coverage Ratio (minimum) (3)	6.94	2.50
EBITDAR to Fixed Charges Ratio (minimum) (4)	1.39	1.10
Total Indebtedness to EBITDAR Ratio (maximum) (5)	4.58	5.00
Minimum Liquidity (6)	$22,024	$20,000

1.	Defined as total stockholder’s equity less goodwill.
2.	Defined as total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between fixed charges to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”).
5.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.
6.	Defined as available borrowing capacity under our line of credit plus available cash.

Our failure to produce improved results could jeopardize our ability to attain one or more of our financial covenants in the future.  Based on current conditions and our expectations that our performance will stabilize or improve marginally in the near term, we currently believe that we will be able to attain all of our financial covenants through the end of 2014, but cannot assure you of this.  Our ability to attain our financial covenants after December 31, 2014 will be dependent upon a wide range of factors, several of which are outside of our control.  For additional information, see “Risk Factors – We cannot assure you that we will be able to comply with all of our loan covenants” in Item 1A of Part II of this report.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, reduce or eliminate dividends payments, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt.  Based on current circumstances, we believe we can continue to fund our working capital and routine capital, investment liquidity needs through cash flow from operations. To the extent we are required to seek additional capital, our efforts could be hampered by continuing uncertainties in the credit markets.  See “Risk Factors” in Item 1A of Part II of this report.

Pension Obligations

We contributed $450,000 to our pension plan during the nine months ended September 30, 2014.  We contributed another $150,000 in October 2014, which we expect to be the final payment for 2014.

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

On April 7, 2014, the Board of Directors declared a dividend of $2.375 and $2.25 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock and 9.0% Series B Cumulative Perpetual Preferred Stock, respectively,  to preferred stockholders of record on April 29, 2014, which was paid on April 30, 2014.    On April 30, 2014, the Board of Directors declared a dividend of $.25 per share of common stock to common stockholders of record as of May 16, 2014, which was paid on June 3, 2014.

On July 7, 2014, the Board of Directors declared a dividend of $2.375 and $2.25 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock and 9.0% Series B Cumulative Perpetual Preferred Stock, respectively,  to preferred stockholders of record on July 29, 2014, which was paid on July 30, 2014.    On July 30, 2014, the Board of Directors declared a dividend of $.25 per share of common stock to common stockholders of record as of August 15, 2014, which was paid on September 4, 2014.

On October 6, 2014, the Board of Directors declared a dividend of $2.375 and $2.25 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock and 9.0% Series B Cumulative Perpetual Preferred Stock, respectively, to preferred stockholders of record on October 29, 2014, payable on October 30, 2014.    On October 29, 2014, the Board of Directors declared a dividend of $.25 per share of common stock to common stockholders of record as of November 17, 2014, which is payable on December 3, 2014.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern”, to give explicit guidance on managements’ requirement to analyze whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  We are currently evaluating the impact of the adoption of this standard.

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

Interest Rate Risk.  The fair value of our cash and short-term investment portfolio at September 30, 2014 approximated its carrying value due to the short-term duration of the underlying securities. The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.

The fair value of long-term debt, which is calculated based on the current rates offered to us versus current rates on our outstanding obligations, was approximately $254.7 million as of September 30, 2014.  We pay variable interest on all of our long-term debt, except with respect to the debt we incurred in the third quarter of 2014 to finance the repurchase of our 2007 PCTC and our variable-to-fixed interest rate swap described below.  Accordingly, an increase in interest rates would not materially impact the fair value of our long-term debt, although it would increase our interest expense.

From time to time, we enter into interest rate swap agreements to manage well-defined interest rate risks and we record the fair value of the interest rate swaps as an asset or liability on our balance sheet.  At September 30, 2014, we had one interest rate swap applicable to 16% of our long-term debt, which has a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010. The notional amount under this contract is $42.0 million (based on a Yen to USD exchange rate of 109.65 as of September 30, 2014). With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings. The change in fair value related to the ineffective portion of this swap is reflected in our results of operations for the third quarter of 2014 as an  $89,000 gain.

For the interest rate swap we have in place, we are the fixed rate payor and the commercial banks are the floating rate payor.  The fair value of this agreement at September 30, 2014, which is estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, was a liability of $5.4 million. A hypothetical 10% decrease in interest rates as of September 30, 2014, would have increased this liability to an aggregate liability of $6.1 million.

Commodity Price Risk.  As of September 30, 2014, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry and Jones Act segments. We have fuel surcharges and escalation adjustments in place for both of these segments, which we believe mitigates the price risk for those services during 2014. We estimate that a 20% increase in the average price of fuel for the period January 1, 2014 through September 30, 2014 would have resulted in an increase of approximately $662,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.09 in our basic and diluted earnings per share based on the shares of our common stock outstanding for the nine months ended September 30, 2014. The additional fuel costs assume revenue from escalation adjustments but that no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates. Our time charterers in our PCTCs, Dry Bulk Carriers and Specialty Contracts segments are responsible for purchasing vessel fuel requirements under governing time charters; thus, our fuel price risk in these segments is currently limited to any voyage charters concluded within our Dry Bulk Carriers segment.  Since the voyage charters in our Dry Bulk Carriers segment currently are generally short term transactions the applicable voyage freight rates are based on current fuel costs.

Foreign Exchange Rate Risk.  We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2013 and 2014. These contracts mature on various dates during 2014 and 2015 (See Note 10). The fair value of these contracts at September 30, 2014 is a liability of approximately $2.0 million. A hypothetical 10% adverse change in exchange rates at September 30, 2014 would have increased this liability to an aggregate liability of approximately $2.2 million.  On January 23, 2008, one of our wholly-owned subsidiaries entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a newbuilding PCTC, which was completed and delivered in March 2010. Subsequently, we entered into a variable-to-fixed Yen interest rate swap (the “Facility”) designed to set the interest at 2.065%.  In June 2009, we received notification that our lender would be exercising its option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000. Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding principal balance of the Facility as of the end of each reporting period is to be revalued in terms of USD, with any adjustments in the principal amount of USD owed recorded to earnings. Prior to December 2013, due to the amount of the Facility, we sustained fluctuations that significantly impacted our reported results.  In December 2013, we entered into three forward foreign exchange contracts totaling approximately Yen 3.3 billion in order to limit our exposure to currency fluctuations and to provide us with the option to fully pay off our current Yen Facility at an approximate exchange rate of 102.53 to $1.00.  One of these contracts was exercised in March 2014 and one was exercised in June 2014.  The remaining July contract for 3.1 billion Yen was rolled forward under four contracts, one which expired in September 2014, two which coincide to the next two scheduled quarterly loan installments on December 2014 and March 2015 of approximately 85 million Yen each, and the remaining 2.885 billion Yen mature in April 2015.    These remaining contracts limit our exposure to currency fluctuations. As such, any future fluctuations of the Yen will no longer materially affect our reported results.  Also at the time of entering into these contracts, we negotiated our Yen Facility with the current Lenders, which will now allow for that Facility to be converted to a USD based Facility at the above exchange rate.  All Facility terms and the April 2015 maturity date would remain as currently reflected if we exercise our conversion rights.

The change in the Yen to USD exchange rate at September 30, 2014 compared to December 31, 2013, resulted in a net gain primarily associated with the ineffective portion of our Yen facility of $57,000 for the nine months ended September 30, 2014.  This amount is reported under Interest and Other on our Consolidated Statements of Income (Loss).

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2014 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this report.  During the second quarter of 2014, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of our pending dispute with the U.S. Customs agency, see Note 8.    For a discussion of our other legal proceedings, see Item 3 of our annual report on Form 10-K for the year ended December 31, 2013, as supplemented and updated by our disclosures in Item 1 of Part II of our subsequently filed quarterly reports on Form 10-Q.

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

If the available supply of vessels exceeds the number of vessels being scrapped, vessel capacity and competition in the markets where we operate may increase.  In the absence of a corresponding increase in the demand for these vessels, the time charter hire and cargo rates for our vessels could fluctuate significantly and result in, among other things, lower operating revenues, earnings and asset values.

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

During the nine month period ended September 30, 2014, we received approximately 77.04% of our revenue from time charters and other fixed contracts.   However, there can be no assurance that any of these charters or contracts, which are generally for periods of one year or more, will be renewed.

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

At September 30, 2014, we deployed 22.96% of our vessels in the spot market, where rates are typically volatile and subject to short-term market fluctuations.  The spot market for marine transportation services is highly competitive, and charter rates for most dry cargo vessels in the spot market are currently low in relation to historical rates.  If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit and an increased risk that we will be unable to recoup our investment in those vessels.

For a discussion of our proposed plans to dispose of certain underperforming assets, please see Note 22.

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

For the years ended December 31, 2011, 2012 and 2013, and for the nine months ended September 30, 2014, we derived 34%, 41%, 27%, and 8% of our revenues for each of these respective periods from contracts with various agencies or departments of the U.S. government.  Likewise, we derived 15%, 15%, 13%, and 12% of our revenues for the same periods, respectively, from contracts with a Japanese shipping company.  Additionally, we derived 21%, and 24% of our revenues for the year ended December 31, 2013 and the nine months ended September 30, 2014, respectively, from contracts with two major U.S. corporations.  We are unable to assure you that these customers will continue to contract with us on similar terms, or will not decide to contract with our competitors or perform their own shipping functions themselves.  Our inability or failure to continue to retain these customer relationships, to continue to employ our vessels at rates comparable to those historically earned from these customers, or to charter these vessels otherwise in a reasonable period of time or at all could adversely affect our operations and performance.  Specifically, in recent periods, Congress has reduced levels of the U.S. government’s discretionary spending on a wide range of programs, including recent “sequestration” spending reductions.  Future additional cuts in discretionary spending could adversely affect our revenue derived from the U.S. government.

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

In addition, all of our credit agreements and several of our lease agreements include financial covenants that stipulate minimum levels of net worth, working capital, liquidity and maximum levels of debt and debt leverage.  Our ability to satisfy these and other covenants depends on our results of operations and ability to respond to changes in business and economic conditions.  Several of these matters are beyond our control or may be significantly restricted by contractual or other limitations.  Failure to satisfy any of these financial covenants could cause us to suffer an event of default, which could, among other things, accelerate our obligations under any such agreement or preclude us from making future borrowings thereon.

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

We cannot assure you that we will be able to comply with all of our financial or other loan covenants.  As discussed further in Item 2 of Part I of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, we successfully approached our principal senior secured lenders and lessors during the first and third quarter of 2014 to solicit their agreement to amend the financial covenants.  The agreement of our lenders and lessors to this amendment permitted us to remain in compliance with our covenants through the end of the third quarter of 2014.

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

For further detailed information on our compliance with our financial covenants as of September 30, 2014, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 2 of Part I of this report.

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

If Congress does not make sufficient appropriations under the National Defense Authorization Act for any fiscal year, we may not continue to receive annual payments with respect to certain of our U.S. Flag vessels that we have committed to the federal government under the U.S. Maritime Security Program.  Under this program, which is currently in effect through 2025, each participating vessel received annual payments of $3.1 million.  However, our 2013 payment was reduced to $2.8 million due to sequestration cuts, but our 2014 payment is scheduled to equal the full annual payment of $3.1 million per vessel. As of September 30, 2014, eight of our vessels operated under contracts issued under this program.  Since payments under this program are subject to annual appropriations by Congress and are not guaranteed, we cannot assure that we will continue to receive these annual payments, in full or in part.

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

For a discussion of a potential impairment charge that we anticipate recording in the fourth quarter of 2014, please see Note 22.

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

We are highly leveraged.  In addition to the liabilities recorded on our consolidated balance sheets as of September 30, 2014, we owe substantial amounts under our long-term operating leases.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Lease Obligations” in Item 2 of Part I of this report.

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

Although our customers are responsible for fuel costs with respect to a substantial portion of our operations, we have some exposure to fuel price risks under various of our other operations.  Due to the competitive nature of these other operations, we can give no assurance that we will be able to offset higher fuel costs.  Although we currently have some fuel surcharges in place, a material increase in current fuel prices that are not covered by these fuel surcharges could adversely affect our financial condition, results of operations and cash flows.

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

Our continued success depends in significant part on the continued services of the officers and seamen who operate our vessels.  The market for qualified, experienced officers and seamen is subject to adequate labor availability.  We cannot assure you that we will continue to be successful in our efforts to recruit and retain properly skilled personnel at commercially reasonable salaries.  Any failure to do so could adversely affect our ability to operate cost-effectively.

A substantial number of our shipboard employees are unionized. In the event of a strike or other work stoppage, our business and operations may be adversely affected.

As of September 30, 2014, all of our U.S. shipboard personnel were unionized employees covered by collective bargaining agreements.

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

For a discussion of a recent termination of a shipbuilding contract, please see Note 8.

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

This table provides certain information with respect to the Company’s purchase of shares of its common stock during the third quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2014 - July 31, 2014	-	-	-	285,377
August 1, 2014 - August 31, 2014	-	-	-	285,377
September 1, 2014 - September 30, 2014	-	-	-	285,377

ITEM 6 – EXHIBITS

(2.1)   Purchase Agreement, dated as of October 9, 2012, executed between International Shipholding Corporation and United Maritime Group, LLC (filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant's Form 8-K dated October 11, 2012 and incorporated herein by reference)

(3.1)   Restated Certificate of Incorporation of the Registrant, as amended through May 19, 2010 (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference)

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

 (10.2)  Second Amendment to the Credit Agreement, dated November 4, 2014, to the Credit Agreement, dated as of August 2, 2010, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and ING Bank N.V., London Branch, as facility agent and security trustee*

(10.3)   Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DNB Bank ASA, as facility agent and as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference).

(10.4)   Seventh Amendment to the Credit Agreement, dated October 31, 2014, to the Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DNB Bank ASA, as facility agent and as security trustee*

(10.5)   Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference).

(10.6)  Second Amendment to the Credit Agreement, dated November 4, 2014, to the Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee*

(10.7)   Credit Agreement, dated as of June 29, 2011, by and among LCI Shipholdings, Inc. and Waterman Steamship Corporation, as joint and several borrowers, the Registrant, as guarantor, DNB Bank ASA and HSH Nordbank AG, New York Branch, as lenders, DNB Bank ASA, as bookrunner, facility agent and security trustee and DNB Bank ASA and HSH Nordbank AG, New York Branch, as mandated lead arrangers (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference)

(10.8)   Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s form 10-Q for the quarterly period ended September 30, 2013 and incorporated herein by reference)

(10.9)   First Amendment to Credit Agreement and Consent Agreement, dated as of March 31, 2014, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders (filed with the Securities and Exchange Commission as Exhibit 10.7 in Registrant’s Form 10-Q for the quarterly period ended March 21, 2014 and incorporated herein by reference) (The Securities and Exchange Commission has granted confidential treatment with respect to certain portions of this exhibit)

(10.10)  Second Amendment to Credit Agreement and Consent Agreement, dated as of October 27, 2014, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders*

(10.11)  Credit Agreement, dated as of August 26, 2014, by and among LCI Shipholdings, Inc., a non-resident corporation organized under the laws of the Republic of the Marshall Islands, as Borrower, International Shipholding Corporation, as Guarantor, and RBS Asset Finance, Inc., a New York corporation, as Lender*

(10.12)  First Amendment to the Credit Agreement, dated November 5, 2014, to the  Credit Agreement, dated as of August 26, 2014, by and among LCI Shipholdings, Inc., a non-resident corporation organized under the laws of the Republic of the Marshall Islands, as Borrower, International Shipholding Corporation, as Guarantor, and RBS Asset Finance, Inc., a New York corporation, as Lender*

(10.13)  Credit Agreement, dated as of August 26, 2014, by and among Waterman Steamship Corporation, as Borrower, DVB Bank SE, as Facility Agent and Security Trustee, and the Banks and Financial Institutions from time to time party thereto*

(10.14)  First Amendment to the Credit Agreement, dated October 28, 2014, to the Credit Agreement, dated as of August 26, 2014, by and among Waterman Steamship Corporation, as Borrower, DVB Bank SE, as Facility Agent and Security Trustee, and the Banks and Financial Institutions from time to time party thereto*

(10.15)  International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference)

(10.16)  Form of Incentive Agreement dated January 28, 2014 under the International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for quarterly period ended March 31, 2014 and incorporated herein by reference)

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

(10.21)   Description of Director Compensation Program (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)

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

Date:   November 7, 2014