Form 10-K
period 2014-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2015-03-12
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . .  to . . . . . . . . . . . . . .

Commission File No. 001-10852

International Shipholding Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2989662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 North Water St. Suite 18290 Mobile, AL	36602
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (251) 243-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value Exchange	New York Stock Exchange

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

Large accelerated filer   ☐  Accelerated filer ☑      Non-accelerated filer   ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on June 30, 2014, was approximately $132,268,368.

Date    Amount

June 30, 2014         $132,268,368

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, $1 par value. . . . . . . . 7,309,757 shares outstanding as of March 4, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be furnished in connection with registrant’s 2015 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.  BUSINESS

General

Through our subsidiaries, we operate a diversified fleet of U.S. and International Flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term time charters or contracts of affreightment.  As of December 31, 2014, we owned, partially owned, or operated a total of 54 ocean-going vessels, which consisted of:

•

Two Handysize Bulk Carriers, three Integrated Tug-Barge units, one Harbor Tug, one Belt Self-Unloading Coal Carrier and one Molten Sulphur Carrier that transport a variety of cargoes in the U.S. coastwise trade,

•	Four U.S. Flag and three International Flag Pure Car/Truck Carriers specifically designed to transport fully assembled automobiles, trucks and larger vehicles,
•	One Capesize Bulk Carrier and one Supramax Bulk Carrier,
•

Two International Flag Multi-Purpose vessels, two International Flag Tankers, and three International Flag Container vessels, which service our contract to transport supplies for an Indonesian mining company’s operations,

•	Sixteen International Flag Mini-Bulk Carriers, two Chemical Tankers, and two Asphalt Tankers, in each of which we own an interest ranging between 23.7% to 30%,
•	Two International Flag Special Purpose Roll-On/Roll-Off double deck vessels, which carry rail cars between the U.S. Gulf Coast and Mexico,
•	Two U.S. Flag Container vessels, one International Flag Ice Strengthened Multi-Purpose vessel, and one U.S. Flag Multi-Purpose Heavy Lift Dry Cargo vessel, and
•

One Integrated Tug-Barge unit (which is currently inactive) and three Handysize Bulk Carriers, all of which were classified as held for sale at December 31, 2014.  For additional information, see below.

We own 100% of 21 of these 54 vessels.  Of the remaining vessels, 8 vessels are 23.7% owned by us, 8 vessels are 25% owned by us, 4 vessels are 30% owned by us, 7 vessels are leased, bareboat chartered or time chartered by us, and 6 vessels are operated by us under operating contracts.

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

Additional information on our vessels appears on the Fleet Statistics Schedule located in our combined 2014 Annual Report and 10-K report furnished to our stockholders, as well as Item 7 of this annual report.

During the third quarter of 2014, we presented a plan to our Board of Directors to divest of under-performing assets, which included three Handysize vessels, one Tanker vessel, and one laid up Integrated Tug-Barge unit. During the fourth quarter of 2014, our Board of Directors approved the plan to proceed with divestiture of these assets.  We subsequently sold the Tanker vessel in November 2014 and one of the three Handysize vessels in March 2015.

Operating Segments

We report our operating results in the following six segments:

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

With our acquisition of UOS in late 2012, we believe that we now own a fleet with the largest Jones Act dry bulk cargo capacity. Vessels deployed under our Jones Act segment serve both Eastern U.S. coasts and the Gulf of Mexico and operate as the primary marine transporter of coal for The Tampa Electric Company (“TEC”) and the primary marine transporter of unfinished phosphate rock for The Mosaic Company (“Mosaic”).

Under our Jones Act segment, we deploy (i) two Handysize Bulk Carriers, three Integrated Tug-Barge units, each consisting of one tug and one barge, and one Harbor Tug, (ii) one Belt Self-Unloading Coal Carrier to transport coal, under a time charter, and (iii) one vessel that transports Molten Sulphur under a contract of affreightment.  Currently, the two Bulk Carriers primarily transport coal and phosphate for TEC and Mosaic, respectively but are capable of transporting grain and other PL-480 preference cargoes overseas.  The three Integrated Tug-Barge units and the Harbor Tug operate primarily under contracts of affreightment with TEC and Mosaic.  We also own one additional Integrated Tug-Barge unit, which is currently inactive and classified as held for sale.  Coal, petroleum coke, phosphate rock, sulphur and fertilizer are the principal cargoes carried by our Jones Act vessels.

We own all of the aforementioned vessels with the exception of the Molten Sulphur carrier, which we sold under a sale/leaseback arrangement in November 2012, with a buy back option in 2017. For more information on our Sale/Leasebacks see Note O - Leases.

Pure Car Truck Carriers:  Under our Pure Car Truck Carriers segment, we deploy seven PCTCs,  four of which are U.S. Flag vessels and three of which are International Flag vessels.  These vessels transport all types of vehicles, from fully assembled passenger cars to construction machinery and equipment in large numbers on multiple internal decks.

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

We have operated PCTCs since 1986 when we entered into contracts with major Japanese companies.  We own all of our International Flag PCTCs, each of which is employed under a long-term time charter contract. We own two of our four U.S. Flag PCTCs and lease the other two with buy back options in 2015 and 2017.

Dry Bulk Carriers: Our modern, diversified bulk carrier fleet ranges in size, design and classification from an 8,028 metric deadweight ton Mini-Bulk Carrier to a 170,578 metric deadweight ton Capesize Bulk Carrier.  Our Dry Bulk vessels carry a wide variety of cargoes, including iron ore, coal, steel, forest and agricultural products.

The vessels which we deployed in this segment at December 31, 2014 included (i) one Supramax Bulk Carrier, which we own and operate under a revenue-sharing agreement with European partners, (ii) three Handysize Bulk Carriers, which we own and were held for sale on such date, and operate under another revenue-sharing agreement with European partners, and (iii) a Capesize Bulk Carrier which is currently under a time charter contract through early 2016. Under our revenue-sharing agreements, we and the other participating vessel owners receive monthly distributions of net cash flow from time charter and voyage contracts based on a participating vessel’s performance capability compared with other participating vessels operating under the revenue-sharing agreement.  In addition to augmenting our worldwide offices, we believe these partnerships expand our global commercial and operational network.

We currently have a 25% shareholding interest in 8 Mini-Bulk carriers and a 23.7% interest in the other 8 Mini-Bulk carriers.  All remaining interests are generally held by the same group of co-investors. These Mini-Bulkers are deployed in the spot market or on short to medium term time charters and voyage contracts.  We believe these arrangements expand our global commercial and operational network.

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

We believe this unique service provides a cost effective alternative route for shippers between Mexico and the Eastern United States providing more efficient direct service and the option of not crossing the Texas-Mexican border. Our cargoes carried by this service is primarily commodities such as forest products, sugar, metals, minerals, plastics and chemicals.

In 2012, we acquired two related businesses that own and operate a certified rail-car repair facility near the port of Mobile, Alabama.  For further information on this acquisition, see Note B - Acquisitions.  This facility services and repairs third party customers as well as rail-cars that are transported via our Rail-Ferry vessels.

Specialty Contracts:  Our Specialty Contracts segment is comprised of the remainder of our vessels owned or chartered vessels,  which we operate under unique contracts.  This segment includes (i) two Container vessels which are on time charter to another shipping company, (ii) two Multi-Purpose vessels, two Tankers, and three Container vessels which have serviced our contract since 1995 to transport fuel and supplies for an Indonesian mining company, (iii) one Multi-Purpose Heavy Lift Dry Cargo vessel which is time chartered to another shipping company, (iv) one Multi-Purpose Ice Strengthened vessel deployed in the spot market, and (v) two Chemical Tankers and two Asphalt Tankers in which we own a 30% interest.

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

Business Strategy

We operate a diversified fleet of U.S. and International Flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers. Subject to market conditions, we seek to deploy our fleet primarily under medium to long-term time charter contracts or contracts of affreightment. Our current fleet enables us to serve niche markets with diverse cargo needs. Our business strategy focuses on identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, maintaining a diverse portfolio of medium to long-term contracts, and maintaining strong relations with our long-standing customer base by providing quality transportation services.  From time to time, we deploy our vessels under short-term arrangements, particularly when we believe that more attractive opportunities could arise in the future.

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

Predictable Operating Cash Flows. Our operations have historically generated cash flows sufficient to cover our debt service requirements and operating expenses, including the recurring drydocking requirements of our fleet.  For the years ended December 31, 2014, 2013, and 2012 approximately 77%, 72%, and 60%, respectively, of our gross revenues were from fixed contracts. The length and structure of our contracts, the creditworthiness of our customers, and our diversified customer and cargo bases all contribute to our ability to consistently meet such requirements in an industry that is cyclical in nature.  Our medium to long-term time charters provide for a daily charter hire rate that is payable whether or not the charterer utilizes the vessel.  These time charters require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and in some cases include cost escalation features covering certain of our expenses.  In addition, our contracts of affreightment guarantee a minimum amount of cargo for transportation.  Our cash flow from operations was approximately $23.7 million, $23.8 million, and $9.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, after deducting cash used for drydocking payments of approximately $12.5 million, $18.2 million and $11.3 million for each of these years, respectively.

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

Experienced Management Team.  Our management team has substantial experience in the shipping industry.  Our Chief Executive Officer, President, and Chief Financial Officer have over 117 years of collective experience with our Company.  We believe that the experience of our management team is important to maintaining long-term relationships with our customers.

Marketing

We maintain marketing staffs in New York, New Orleans, Mobile, Tampa, and Shanghai and a network of marketing agents in major cities around the world who market our time charter and contracts of affreightment services.  We market our Rail-Ferry Service under the brand name CG Railway.  We market our remaining transportation services under the brand names Central Gulf, Waterman, East Gulf, and UOS (doing business as Coastal Carriers).  We advertise our services in trade publications in the United States and abroad.

Insurance

We maintain protection and indemnity (“P&I”) insurance to cover liabilities arising out of our ownership and operation of vessels with the Standard Club Europe Ltd. (“The Club”), which is a mutual shipowners’ insurance organization commonly referred to as a P&I club.  The Club is a participant in and subject to the rules of its respective international group of P&I associations.  The premium terms and conditions of the P&I coverage provided to us are governed by the rules of The Club.

We maintain hull and machinery insurance policies on each of our vessels in amounts related to the value of each vessel.  This insurance coverage, which includes increased value, is maintained with a syndicate of hull underwriters from the U.S., British, Dutch, Japanese and French insurance markets.  We maintain war risk insurance on each of our vessels in an amount equal to each vessel’s total insured hull value.  War risk insurance is placed through U.K. insurance markets and covers physical damage to the vessels and P&I risks for which coverage would be excluded by reason of war exclusions under either the hull policies or the rules of the P&I club.  Our war risk insurance also covers liability to third parties caused by war or terrorism, but does not cover damages to our land-based assets caused by war or terrorism. Various other claims, such as claims for business interruption, may not be covered by our policies.

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

Insurance premiums for the coverage described above vary from year to year depending upon our loss record and market conditions.  In order to reduce premiums, we maintain certain deductible and co‑insurance provisions that we believe are prudent and generally consistent with those maintained by other shipping companies.  Certain exclusions under our insurance policies could limit our ability to receive payment for our losses (See Note P – Self-Retention Insurance).

For a further discussion of terrorism and insurance risks, see the various disclosures under “Risk Factors” in Item 1A of this annual report, generally, and the subheading “Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our operations,” in particular.

Tax Matters

The American Jobs Creation Act of 2004  (“Jobs Creation Act”), under which we made an election effective January 1, 2005, changed the United States tax treatment of operations for both our U.S. and International Flag vessels.  As a result of the election made in accordance with the provisions of the Jobs Creation Act, our U.S. subsidiaries that own or operate qualifying vessels are taxed under a “tonnage tax” regime as opposed to the traditional corporate income tax regime.  Income for U.S. income tax purposes with respect to qualifying shipping activities of U.S. Flag vessels excludes (1) income from qualifying shipping activities in U.S. foreign trade, (2) income from bank deposits and temporary investments that are reasonably necessary to meet the working capital requirements of qualifying shipping activities and (3) income from cash or other intangible assets accumulated pursuant to a plan to purchase qualifying shipping assets.  Qualifying U.S. Flag vessels are assessed a tax based on “daily notional shipping income”, derived from the net tonnage of the qualifying vessel(s).  The daily notional shipping income is 40 cents per 100 tons of the net tonnage of the vessel up to 25,000 net tons, and 20 cents per 100 tons of the net tonnage of the vessel in excess of 25,000 net tons.  This daily notional shipping income is taxed at the highest corporate income tax rate (currently 35%) with no allowances for offsetting deductions or credits.  All of our other U.S. operations are taxed under the regular U.S. corporate income tax regime and at the statutory tax rate.

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

An American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the active financing exception from Subpart F income.  The extension was retroactive from January 1, 2012 through December 31, 2013.  For 2012, we reflected our active financing income as a reduction to our current year U.S. net operating loss.  During the first quarter of 2013, we increased our U.S. net operating loss carryforward $2.0 million to reflect the retroactive application of the new law.

For additional tax information, see “Critical Accounting Policies” in Item 7 of this annual report, and Note J – Income Taxes included in the financial pages of this annual report.

Regulation

Our shipping operations between the United States and foreign countries are subject to the Shipping Act of 1984 (the “Shipping Act”), which is administered by the Federal Maritime Commission, and certain provisions of the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Act to Prevent Pollution from Ships, and the Comprehensive Environmental Response Compensation and Liability Act, all of which are administered by the U.S. Coast Guard and other federal agencies, and certain other international, federal, state, and local laws and regulations, including international conventions and laws and regulations of the flag nations of our vessels.  In late 1998, the Ocean Shipping Reform Act of 1998 was enacted, which amended the Shipping Act to promote the growth and development of United States exports through certain reforms in the regulation of ocean transportation.  This legislation, in part, repealed the requirement that a common carrier or conference file tariffs with the Federal Maritime Commission, replacing it with a requirement that tariffs be open to public inspection in an electronically available, automated tariff system.  Furthermore, the legislation required that only the essential terms of service contracts be published and made available to the public.

In late 1996, Congress adopted the Maritime Security Act of 1996, which created the Maritime Security Program (“MSP”), which initially authorized the annual payment of $2.1 million per ship for 47 U.S. Flag ships.  This program eliminated the trade route restrictions imposed by the previous federal program and provided flexibility to operate freely in the competitive market.  In late 1996, Waterman entered into four MSP operating agreements with the United States Maritime Administration (“MarAd”), and Central Gulf entered into three MSP operating agreements with MarAd.  We also participate in the Voluntary Intermodal Sealift Agreement (“VISA”) program.  Under this VISA program, and as a condition of participating in the MSP, we have committed to providing vessel capacity for the movement of military cargoes in times of war or national emergency.  By law, the MSP is subject to annual appropriations from Congress.  In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP participants, such as Waterman and Central Gulf, to re‑flag their vessels under foreign registry expeditiously.  Since creating the MSP in 1996, Congress has taken several actions to extend the program through 2025, and to increase to 60 the number of vessels eligible to participate, and to increase the per vessel annual payments under the program.  Meanwhile, Waterman and Central Gulf have taken various actions to extend their participation in MSP through 2025, and to increase to eight the number of MSP operating agreements granted to them under the program.  Under current law, authorized annual payments per fiscal year for each vessel are schedule to be $3.1 million for fiscal years 2015 to 2018, $3.5 million for fiscal years 2019 to 2021, and $3.7 million for fiscal years 2022 to 2025, in each case subject to annual appropriations from Congress.

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

We are required by various governmental and quasi‑governmental agencies to obtain permits, licenses, and certificates with respect to our vessels.  The kinds of permits, licenses, and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel, and our status as a vessel owner or charterer.  Although we believe that we have, or can obtain, all permits, licenses, and certificates necessary to permit our vessels to operate, we cannot assure you of this.

The International Maritime Organization (“IMO”) amended the International Convention for the Safety of Life at Sea (“SOLAS”), to which the United States is a party, to require nations that are parties to SOLAS to implement the International Safety Management (“ISM”) Code.  The ISM Code requires that responsible companies, including owners or operators of vessels engaged on foreign voyages, develop and implement a safety management system to address safety and environmental protection in the management and operation of vessels.  Companies and vessels to which the ISM Code applies are required to receive certification and documentation of compliance.  Vessels operating without such certification and documentation in the U.S. and ports of other nations that are parties to SOLAS may be denied entry into ports, detained in ports or fined.  We have implemented a comprehensive safety management system and obtained timely IMO certification and documentation for our companies and all of our vessels.  In addition, our ship management subsidiary, LMS Shipmanagement, Inc., is certified under the ISO 9001-2008 Quality Standard. We believe that we are in compliance in all material respects with applicable ISM regulations.

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

The Coast Guard and Maritime Transportation Act of 2004 amended the Oil Pollution Act of 1990 (“OPA”) to require owners or operators of all non-tanker vessels of 400 gross tons or greater to develop and submit plans for responding, to the maximum extent practicable, to worst case discharges and substantial threats of discharges of oil from these vessels.  This statute extends to all types of vessels of 400 gross tons or greater. The vessel response planning requirements of OPA had previously only applied to tanker vessels.  We have received Coast Guard approval for all of our vessels.

Under OPA, vessel owners, operators and bareboat charterers are jointly, severally and strictly liable for all response costs and other damages arising from oil spills from their vessels in waters subject to U.S. jurisdiction, with certain limited exceptions.  Other damages include, but are not limited to, natural resource damages, real and personal property damages, and other economic damages such as net loss of taxes, royalties, rents, profits or earning capacity, and loss of subsistence use of natural resources.  For non-tanker vessels, OPA limits the liability of responsible parties to the greater of $1,000 per gross ton or $854,400.  The limits of liability do not apply if it is shown that the discharge was proximately caused by the gross negligence or willful misconduct of, or a violation of a federal safety, construction or operating regulation by, the responsible party, an agent of the responsible party or a person acting pursuant to a contractual relationship with the responsible party.  Further, the limits do not apply if the responsible party fails or refuses to report the incident, or to cooperate and assist in oil spill removal activities.  Additionally, OPA specifically permits individual states to impose their own liability regimes with regard to oil discharges occurring within state waters, and some states have implemented such regimes.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) also applies to owners and operators of vessels, and contains a similar liability regime for cleanup and removal of hazardous substances and natural resource damages.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million per vessel.

Under OPA, vessels are required to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the highest limit of their potential liability under the Act.  Under U.S. Coast Guard regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance or guaranty.  An owner or operator of more than one vessel must demonstrate financial responsibility for the entire fleet in an amount equal to the financial responsibility of the vessel having greatest maximum liability under OPA and CERCLA.  We insure each of our vessels with pollution liability insurance in the amounts required by law.  A catastrophic spill could exceed the insurance coverage available, in which event our financial condition and results of operations could be adversely affected.

Many countries have ratified and follow the liability plan adopted by the IMO as set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969 (the “1969 Convention”) and the Convention for the Establishment of an International Fund for Oil Pollution of 1971.  Under these conventions, the registered owner of a vessel is strictly liable for pollution damage caused in the territorial seas of a state party by the discharge of persistent oil, subject to certain defenses.  Liability is limited to approximately $183 per gross registered ton (a unit of measurement of the total enclosed spaces in a vessel) or approximately $19.3 million, whichever is less.  If a country is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage (the “1992 Protocol”), the maximum liability limit is $82.7 million.  The limit of liability is tied to a unit of account that varies according to a basket of currencies.  The right to limit liability is forfeited under the 1969 Convention when the discharge is caused by the owner's actual fault and under the 1992 Protocol when the discharge is caused by the owner's intentional or reckless misconduct.  Vessels operating in waters of states that are parties to these conventions must provide evidence of insurance covering the liability of the owner.  In jurisdictions that are not parties to these conventions, various legislative schemes or common law govern.  We believe that our pollution insurance policy covers liability under the IMO regimes.

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

Our Jones Act and PCTC segments primarily include medium and long-term contracts with long standing customers.  With the acquisition of UOS, we believe we have strengthened our position in the domestic coastal trade by assembling the largest Jones

Act dry bulk carrier fleet by capacity. Notwithstanding the strengthening of our position, we compete with a large number of other Jones Act shipping companies and, to a lesser degree, rail transportation companies with respect to certain of our Jones Act cargoes.  Consequently, we have experienced enhanced pricing constraints in connection with our recent contract renewals.

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

The market for dry bulk shipping services is currently intensely competitive as a result of substantial overcapacity of vessels.  In our Dry Bulk Carriers segment we are parties to three revenue-sharing agreements with two separate pools of European partners. The vessels in the revenue sharing agreements are employed under short term and spot market time charter and voyage charters.

Many of our vessels in our Specialty Contracts segment operate in highly-competitive markets.  To the extent possible, we seek to mitigate competitive pressures in these markets by pursuing unique opportunities with specialize vessels.

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

Employees

As of December 31, 2014, we employed approximately 442 shipboard personnel and 151 shoreside personnel.  We consider relations with our employees to be excellent.

All of Central Gulf, Waterman, UOS and our other U.S. shipping companies’ shipboard personnel are covered by collective bargaining agreements.  Some of these agreements relate to particular vessels and have terms corresponding with the terms of their respective vessel’s charter. We have experienced no strikes or other significant labor problems during the last ten years.

Available Information

Our internet address is www.intship.com.  We make available free of charge through our website our annual report on Form 10-K, proxy statements for our annual meeting of stockholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The information found on our website is not part of this or any other report.

Investors may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

In a couple of instances in this Annual Report we refer investors to information to be made available in our 2014 Annual Report to Shareholders.  On or around March 12, 2015, our 2014 Annual Report to Shareholders will be furnished to our stockholders of record as of March 4, 2015, and will otherwise be posted when available on our website.

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

ITEM 1A.  RISK FACTORS

The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations.  The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Consolidated Financial Statements and related Notes included elsewhere in this report.  Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us.  Our operations or actual results could also be similarly impacted by additional risks and uncertainties that (i) are not currently known to us, (ii) we currently deem to be immaterial or (iii) are not specific to us or our industry, such as general economic conditions.

Our industry is cyclical and has experienced a recent decline in the demand for certain of the services we offer, which could negatively impact our revenues and earnings.

Historically, the shipping industry has been cyclical.  The nature, timing and degree of changes to industry conditions are generally unpredictable and are impacted by factors beyond our control.  Various factors influence the demand for our transportation services, including changes in (i) worldwide demand for the commercial products we carry, (ii) the volume of cargoes we carry for or the amount of services we provide to the U.S. government, (iii) political and regulatory conditions domestically and internationally, and (iv) the supply and demand for vessels. The worldwide supply of vessels generally increases with deliveries of new, refurbished or converted vessels and decreases with the scrapping of older vessels.  If the available supply of vessels exceeds the number of vessels being scrapped, vessel capacity and competition in the markets where we operate may increase.  In the absence of a corresponding increase in the demand for these vessels, the time charter hire and cargo rates for our vessels could fluctuate significantly and result in, among other things, lower operating revenues, earnings and asset values.

Our operating results for any particular period can vary significantly based on the amount of supplemental cargoes we carry during that period, which is completely outside of our control.  During periods of high supplemental cargoes, such as 2008 and 2009, we benefit significantly from the additional utilization of our vessels to carry these supplemental cargoes.  Conversely, during periods of low supplemental cargoes, such as 2014, our operating results are adversely affected.  Due to the inherent variability of these supplemental cargoes, we cannot predict the revenues or profits attributable to any supplemental cargo that we may carry for any particular future period.

We may not be able to renew our time charters and contracts when they expire at favorable rates or at all.

During the year ended December 31, 2014, we received approximately 77% of our revenue from time charters and other fixed contracts.   However, there can be no assurance that any of these charters or contracts, which are generally for periods of one year or more, will be renewed.

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

From time to time, we enter into charter agreements with various agencies or departments of the U.S. government that allow the customer to terminate the agreement at any time without cause, subject to the payment of certain early termination fees.  Under certain circumstances, the federal government can suspend or terminate our eligibility to provide additional future services to the federal government.

If our exposure to the spot market increases, our revenues could suffer and our expenses could increase.

At December 31, 2014, we deployed 23% of our vessels in the spot market, where rates are typically volatile and subject to short-term market fluctuations.  The spot market for marine transportation services is highly competitive, and charter rates for most dry cargo vessels in the spot market are currently low in relation to historical rates.  If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit and an increased risk that we will be unable to recoup our investment in those vessels.

We operate in a highly competitive industry.

The shipping industry is intensely competitive and can be influenced by economic and political events that are largely outside the control of shipping companies.  In each of our principal markets, we face competition from a wide variety of marine transportation companies that operate a diverse group of vessels.  In addition, our Rail-Ferry and Jones Act operations face current or potential competition from land-based transportation companies.

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

Competition could adversely impact us in several ways, including (i) the loss of customers and market share, (ii) the possibility of customers reducing their usage of our vessels or services, (iii) our need to expend substantial time or money on vessel acquisitions or capital improvement projects, (iv) our need to lower prices or increase marketing expenses to remain competitive, (v) our need to sell vessels to cover our fixed commitments, and (vi) our inability to diversify by successfully offering new marine transportation services.

A significant amount of our revenues were derived from four customers, and our revenues could decrease significantly if these customers were lost or their revenues decreased.

For the years ended December 31, 2012, 2013, and 2014, we derived 41%, 27%, and 14% of our revenues from contracts with various agencies or departments of the U.S. government.  Likewise, we derived 15%, 13%, and 13% of our revenues for the same periods, respectively, from contracts with a Japanese shipping company.  Additionally, we derived 21% and 26% of our revenues for the years ended December 31, 2013 and 2014, respectively, from contracts with two major U.S. corporations.  We are unable to assure you that these customers will continue to contract with us on similar terms, or will not decide to contract with our competitors or perform their own shipping functions themselves.  Our inability or failure to continue to retain these customer relationships, to continue to employ our vessels at rates comparable to those historically earned from these customers, or to charter these vessels otherwise in a reasonable period of time or at all could adversely affect our operations and performance.  Specifically, in recent periods, Congress has reduced levels of the U.S. government’s discretionary spending on a wide range of programs, including “sequestration” spending reductions scheduled to occur annually between 2013 and 2021.  Future additional cuts in discretionary spending could adversely affect our revenue derived from the U.S. government.

We cannot assure you that quarterly dividends on, or any other payments in respect of, our outstanding capital stock will be made timely or at all.

For the reasons noted below, we cannot assure you that we will pay timely quarterly dividends on our common stock at the current rate or at all. Likewise, we cannot assure you that we will pay quarterly dividends on, or make other payments in respect of, our Series A and Series B Preferred Shares timely or at all.

Because we are a holding company with no material assets other than the stock of our subsidiaries, our ability to pay dividends will depend on the earnings and cash flow of our subsidiaries and their ability to furnish funds to us in the form of dividends, loans or other payments.

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

•

any of the events described in this report that impact our future financial position or performance, including changes in vessel deployment or vessel rates, changes in our costs, the number of unscheduled off-hire days for our fleet, the number of days required for dry-docking of our vessels, prevailing global and regional economic and political conditions, and the effect of governmental regulations and maritime self-regulatory organization standards on the conduct of our business;

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

•

restrictions imposed by our existing or future credit facilities, debt securities, preferred stock securities (including those referred to above), leases, or other agreements, including restricted payment and leverage covenants;

•

the amount of cash that our subsidiaries may make available to us, whether by dividends, loans or other payments, may be subject to (i) restrictions imposed by the law of the respective jurisdictions of organization of such subsidiaries and (ii) restrictions imposed pursuant to existing or future credit facilities, debt or equity securities, leases, or other agreements applicable to such subsidiaries; and

•

limitations on cash payments to stockholders under Delaware law, including limitations that require dividend payments be made out of surplus or, subject to certain limitations, out of net profits for the then-current or preceding year in the event there is no surplus.

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

In addition, all of our credit agreements and several of our lease agreements include financial covenants that stipulate minimum levels of net worth, working capital, liquidity and maximum levels of debt and debt leverage.  Our ability to satisfy these and other covenants depends on our results of operations and ability to respond to changes in business and economic conditions.  Our ability to respond to such changes may be beyond our control or may be significantly restricted by contractual or other limitations.  Failure to satisfy any of these financial covenants could cause us to suffer an event of default, which could, among other things, accelerate our obligations under any such agreement or preclude us from making future borrowings thereunder.

Moreover, because our debt obligations are represented by separate agreements with different lenders, in some cases any breach of these covenants or any other default under one agreement may create an event of default under other agreements, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such other agreements (even though we may otherwise be in compliance with all of our obligations under those agreements). Thus, an event of default under a single agreement, including one that is technical in nature or otherwise not material, could result in the acceleration of significant indebtedness under multiple lending agreements. If amounts outstanding under such agreements were to be accelerated, there can be no assurance that (i) we would be able to obtain additional sources of cash to repay the accelerated indebtedness, (ii) our assets or operations would generate sufficient cash proceeds or cash flow to repay such accelerated indebtedness, or (iii) our lenders would not proceed against the collateral securing that indebtedness. Likewise, an event of default under one of these agreements could also prevent us from being able to access our revolving credit facility or other debt agreements for future borrowings.  The acceleration of any or all amounts due under these agreements or the loss of the ability to borrow under our revolving credit facility or other debt agreements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We cannot assure you that we will be able to comply with all of our financial or other loan covenants.  As discussed further in Item 7 of Part II of this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, we successfully approached our principal senior secured lenders and lessors during 2014 to solicit their agreement to amend our financial covenants.  The agreement of our lenders and lessors to these amendments, containing less stringent ratios, permitted us to remain in compliance with our covenants through the end of 2014 and a portion of 2015.

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

For further detailed information on our compliance with our financial covenants as of December 31, 2014, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of Part II of this report.

Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our operations.

The operations of our vessels are subject to various inherent risks, including:

•	catastrophic marine disaster;

•	adverse weather conditions or natural disasters;

•	mechanical failure;

•	collisions;

•	hazardous substance spills;

•	seizure or expropriation of our vessels by governments, pirates, combatants or others; and

•	navigation and human errors.

The occurrence of any of these events may result in, among other things, damage to or loss of our vessels and our vessels’ cargo or other property, delays in delivery of cargo, damage to other vessels and the environment, loss of revenues, termination of vessel charters or other contracts, fines, penalties or other restrictions on conducting business, damage to our reputation and customer relationships, and injury to personnel.  Such occurrences may also result in a significant increase in our operating costs or liability to third parties.

Although we maintain insurance coverage against most of these risks at levels our management considers to be customary in the industry, risks may arise for which we are not adequately insured.  Various claims, such as claims for business interruption, may not be covered by our policies.  Additionally, any particular claim may be subject to deductibles or other coverage restrictions, the aggregate impact of which could be material.  We cannot assure you that we will be able to renew our existing insurance coverage at commercially reasonable rates or that insurance will remain available at reasonable rates for each of our foreseeable risks that we seek to insure, especially those relating to terrorism or piracy.  Similarly, we cannot assure you that our insurance coverage will be adequate to cover future claims as they arise, or that available insurance will cover all foreseeable risks, particularly those involving catastrophic environmental liability.  Any uninsured or underinsured loss could have an adverse effect on our financial performance or condition.

Additionally, certain of our insurance coverage is maintained through mutual “protection and indemnity” associations, which are mutual insurance clubs whose members must contribute payments to cover losses sustained by other club members.  As a member of such associations, we routinely pay premiums to fund liability reserves, and may be required to make additional payments to the extent member claims would surpass the reserves of the association. We may be subject to calls or premiums in amounts based not only on our own claim records, but also the claim records of all other members (or the members of affiliated clubs) over which we have no control. Our payment of these calls could result in significant additional expenses.  In addition, we cannot assure you that other association members called upon to pay our claims will be able to do so, particularly since the exposure to such calls would be concentrated among a limited number of shipping companies likely facing the same types of risks as ours.

Negative publicity may adversely impact us.

Accidents involving any vessels operated by us could cause substantial adverse publicity affecting us specifically or our industry generally. In either case, media coverage and public statements that insinuate improper actions by us, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations or additional regulations. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our business, financial condition or results of operations.

Economic conditions, a prolonged economic downturn, economic uncertainty, an increase in trade protectionism or a change in trade patterns in the markets where we operate may have a material adverse effect on our business, financial condition and results of operations.

The demand for our transportation services has been and will continue to be affected by domestic and global economic conditions.  Worldwide economic growth has been sluggish since 2008, which has contributed to lower charter rates for marine transportation services since then.  Many experts believe that a confluence of worldwide factors could result in a prolonged period of economic downturn, slow growth or economic uncertainty.  If these conditions persist, our customers and potential customers may experience deterioration in their business, which may result in a lower demand for our transportation services or impair the ability of our customers or other third parties to pay amounts owed to us.  Moreover, our business, financial condition, results of operations, ability to pay dividends and our future prospects will likely be materially and adversely affected by a prolonged economic downturn impacting our markets.

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

If Congress does not make sufficient appropriations under the National Defense Authorization Act for any fiscal year, we may not continue to receive annual payments with respect to certain of our U.S. Flag vessels that we have committed to the federal government under the U.S. Maritime Security Program.  Under this program, which is currently in effect through 2025, each participating vessel is currently scheduled to receive annual payments of $3.1 million.  As of December 31, 2014, eight of our vessels operated under contracts issued under this program.  Payments under this program are subject to annual appropriations by Congress and are subject to reduction, such as in 2013 when “sequestration” budget cuts reduced the annual payments by almost 11% per vessel.  Accordingly, we cannot assure that we will continue to receive these annual payments, in full or in part.

Our business would be adversely affected if we failed to comply with the Jones Act, or if this law was modified or repealed.

A substantial portion of our shipping operations are conducted in the U.S. coastwise trade. Under U.S. federal laws known as the “Jones Act,” this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under U.S. Flag.  Our failure to comply with these restrictions could subject us to severe penalties, including the permanent loss of the right to engage in U.S. coastwise trade.  If the Jones Act were repealed, substantially amended or waived, it could potentially result in additional competition from vessels built in generally lower-cost foreign shipyards and owned and manned by foreign nationals, which could have an adverse effect on our business, results of operations and financial condition.  From time to time, advocates of new or expanded free trade agreements have proposed changes to the Jones Act, and other interest groups have lobbied Congress to repeal the Jones Act to facilitate enhanced competition in the U.S. coastwise trade.  Although these efforts have not succeeded to date, we cannot assure you that the Jones Act will not be repealed or modified in the future in a way that would be detrimental to our business.

Under certain conditions, the U.S. Secretary of Homeland Security can grant waivers of the Jones Act to foreign vessel operators.  Thus far, the Secretary has granted waivers only for relatively short periods in connection with natural disasters and the transportation of petroleum released from the U.S. Strategic Petroleum Reserve.  Nonetheless, future waivers, particularly if for longer periods, could result in increased competition, which could negatively impact our Jones Act operations.

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

Merchant ships remain subject to piracy attacks, particularly in the Gulf of Aden and off the East Coast of Africa.  Our industry is a sector of the economy that we believe is particularly likely to be adversely impacted by the effects of political instability, terrorist attacks, war, international hostilities or piracy.  In addition, we conduct operations in Indonesia, Southern Mexico, West Africa, the Arabian Gulf, and other areas that are particularly likely to be exposed to the risk of these potential adverse events.

The market values of vessels fluctuate over time.

The market value of vessels fluctuates significantly, which could adversely affect our liquidity, result in breaches of our financing agreements or otherwise adversely affect our financial condition.

The fluctuation in market value of vessels over time is based upon various factors, including:

•	the age of the vessel;

•	general economic and market conditions affecting the marine transportation industry, including the demand for cargoes and the availability of vessel financing;

•	the number of vessels in the world fleet;

•	the types and sizes of vessels available;

•	changes in trading patterns or trading routes that affect demand for particular sizes and types of vessels;

•	the cost of vessels under construction and scrap prices;

•	prevailing levels of time charter and voyage rates;

•	changes in regulation or competition from other shipping companies and other modes of transportation; and

•	technological advances in vessel design and propulsion.

Declining values of our vessels could adversely affect us in several respects, including reducing our liquidity by limiting our ability to raise cash by selling or refinancing vessels.  Declining vessel values could also result in a breach of loan covenants or trigger events of default under relevant financing agreements that require us to maintain certain loan-to-value ratios.  In such instances, if we are unable or unwilling to pledge additional collateral to offset the decline in vessel values, our lenders could accelerate our debt and foreclose on our vessels pledged as collateral for the loans.

In addition, accounting pronouncements require that we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Measurement of the impairment charge is based on the fair value of the asset as provided by third parties as compared to its carrying value.  In this respect, management regularly reviews the carrying amount of our vessels in connection with the estimated recoverable amount for each vessel.  Such reviews may, from time to time, result in asset write-downs. For instance, in the fourth quarter of 2014, we recorded a pre-tax non-cash impairment charge of $38.2 million in connection with adopting a plan to sell certain underperforming assets.  We could suffer additional impairment charges in the future, which could materially adversely affect our financial condition and results of operations.

We have a significant amount of intangible assets on our balance sheet.  If our intangible assets became impaired, we may suffer a reduction in our earnings and stockholders’ equity.

Under generally accepted accounting principles, intangible assets must be tested for impairment upon a triggering event when such an event or circumstance may indicate that their carrying value may not be recoverable.  If our intangible assets are determined to be impaired in the future, we may be required to record significant, non-cash charges to earnings during the period in which the impairment is determined, which would reduce our net income and subsequently reduce our stockholders’ equity.  During the fourth quarter of 2014, we performed an impairment test on our UOS customer relationship intangible assets and determined that the undiscounted cash flow was greater than the carrying value of the assets.

As a holding company with no operations of our own, we rely on payments from our operating companies to meet our obligations.

As a holding company without any material assets or operations, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and the distribution of funds by those subsidiaries to us in the form of dividends, loans or other payments.  As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt, or to declare and make dividend payments to the holders of our securities.  The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our respective obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. Additionally, our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us, or, subject to limited exceptions for tax-sharing purposes, to make any funds available to us to repay our debt or other obligations, whether by dividends, loans or other payments. The law of the jurisdiction of organization applicable to each of our subsidiaries may restrict the amount of dividends that they may pay.  Restrictions imposed by credit agreements or leases applicable to certain of our subsidiaries may limit the amount of funds that our subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us.  In addition, our rights to receive assets of any subsidiary upon its liquidation or reorganization will also be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors.

Our business and financial alternatives could be constrained by our current obligations and any future borrowings.

We are highly leveraged.  In addition to the liabilities recorded on our consolidated balance sheet as of December 31, 2014, we owe substantial amounts under our long-term operating leases.  For additional information on our indebtedness and commitments, please see Items 7 and 8 of Part II of this report.

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

If we incur a change of control, we will be in default under certain of our debt agreements, which could have various adverse ramifications.

Most of our debt agreements provide that it will be an event of default if we incur a change of control (as defined in such agreements).  Unless the lender waives any such default or we pay the debt then owed under the applicable debt agreement, we would default under such debt agreement, which could in turn constitute a default under other of our debt agreements outstanding at that time.  We may be unable or unwilling to cure any such event of default, either due to lack of cash, legal or contractual impediments, or otherwise, and we cannot assure you that our lenders would be willing to waive any such events of default or to restructure our debt.  Moreover, the existence of these event of default provisions may in certain circumstances make more difficult or discourage a sale or takeover of us, or the removal of our incumbent directors.

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

The average age of the vessels in our fleet that we own or lease, excluding our vessels engaged in U.S. coastwise trade, is approximately thirteen years (or nine years if our partially-owned Mini-Bulk Carriers are included in the average).  The average age of our vessels actively engaged in U.S. coastwise trade is approximately 33 years (which reflects the longer vessel lives typically associated with vessels deployed in this trade).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 7 of Part II of this report.  In general, capital expenditures and other costs necessary for maintaining and insuring a vessel in good operating condition increase and become more difficult to estimate with accuracy as the age of the vessel increases. Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets. In addition, changes in governmental regulations, compliance with classification society standards and customer requirements or competition may require us to make additional expenditures for alterations or the addition of new equipment.  In order to make such alterations or add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues. Expenditures such as these may also require us to incur additional debt or raise additional capital. There can be no assurance that market or general economic conditions will enable us to replace our existing vessels with new vessels, justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

Our business and operations are highly regulated, which can adversely affect our operations.

Our business and the shipping industry in general are subject to increasingly stringent local, state, federal, and international laws and regulations governing, among other things, the health and safety of our employees, and the staffing, construction, operation, insurance and transfer of our vessels.  Many aspects of our operations are subject to regulation by a wide array of agencies, including the U.S. Coast Guard, the U.S. Occupational Safety and Health Administration, the National Transportation Safety Board, the U.S. Environmental Protection Agency, the U.S. Department of Homeland Security, the U.S. Customs and Border Protection and the International Maritime Organization, as well as various foreign agencies that regulate our operations under their respective jurisdictions.  Compliance with or the enforcement of applicable laws and regulations could have an adverse effect on our business, results of operations or financial condition. For example, in the event of war or national emergency, our U.S. Flag vessels are subject to requisition by the U.S. government. Although we would be entitled to compensation in the event of a requisition of our vessels, the amount and timing of such payments would be uncertain and there would be no guarantee that such amounts would be paid, or if paid, would fully satisfy lost profits associated with the requisition.

In addition, we are required by various governmental and quasi-governmental agencies to obtain, maintain and periodically renew certain permits, licenses and certificates with respect to our operations. In certain instances, the failure to obtain, maintain or renew these authorizations could have a material adverse effect on our business. We may also be required to periodically modify operating procedures or alter or introduce new equipment for our existing vessels to appropriately respond to changes in governmental regulation, safety or equipment standards, or our customer’s needs.  If the costs associated with these changes are material, they could adversely affect our financial condition or financial performance.

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

International, national and local laws imposing liability for oil spills or other ship-generated pollution are also becoming increasingly stringent.  Some impose joint, several, and in some cases, unlimited liability on owners, operators and charterers regardless of fault.  We could be held liable as an owner, operator or charterer under these laws.  In addition, under certain circumstances, we could also be held accountable under these laws for acts or omissions of our affiliates, our charterers or other parties in connection with the management or operation of our vessels.  Liability for a catastrophic spill could exceed the insurance coverage we have available, and result in our having to liquidate assets to pay claims.  In addition, we may be required to contribute to funds established by regulatory authorities for the remediation of oil pollution damage or to provide financial assurances for oil spill liability to regulatory authorities.

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

Increased security and inspection procedures and tighter import and export controls could increase costs and disrupt our business.

International maritime shipping is subject to various security and customs inspections and related procedures in countries of origin and destination.  For instance, various government agencies within the Department of Homeland Security, including the Transportation Security Administration, the U.S. Coast Guard and the U.S. Customs and Border Protection, have adopted several rules, policies or regulations, including regulations that require us to operate certain of our vessels and facilities pursuant to both applicable maritime security regulations and approved security plans.  Applicable inspection procedures can result in the seizure of contents of our vessels, delays in delivering cargoes, and the levying of customs payments, duties, fines and other penalties against us.  Under certain circumstances, our failure to comply with these regulations could restrict our ability to operate certain of our vessels or facilities.

The U.S. government, foreign governments, international organizations, and industry associations have from time to time considered ways to expand inspection procedures.  Such changes, if implemented, could impose additional financial and legal obligations on us, including additional responsibility for physically inspecting the contents of cargoes we are shipping.  Furthermore, changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo impractical.  Any such changes or developments may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Due to the age of several of our vessels, the repairs and remediations required in connection with classification society surveys and inspections may be extensive and require significant expenditures. Additionally, if any of our vessels fails to pass such a survey or inspection or is required to be repaired or remediated as a result of any such survey or inspection, the vessel may be unable to trade between ports and, therefore, would be unemployable. Any such loss of the use of a vessel could have an adverse impact on our financial condition and results of operations, and any such impact may be material.

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

We are subject to the risk of price volatility on the fuel we consume in connection with certain of our operations.

Although our customers are responsible for fuel costs with respect to a substantial portion of our operations, we have some exposure to fuel price risks under various of our other operations.  Due to the competitive nature of these other operations, we can give no assurance that we will be able to offset fuel price volatility.  Although we currently have some fuel surcharges in place, a material change in current fuel prices that are not covered by these fuel surcharges could adversely affect our financial condition, results of operations and cash flows.

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

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, political or other business restrictions or requirements;

•	economic, political and social instability, with the attendant risks of extortion or civil unrest;

•	potential vessel seizure, terrorist attacks, piracy, kidnapping, the expropriation of assets and other governmental actions, many of which are not covered by our insurance;

•	currency restrictions and exchange rate fluctuations;

•	potential submission of disputes to the jurisdiction of a foreign court or arbitration panel;

•	pandemics or epidemics that disrupt worldwide trade or the movement of vessels;

•	longer payment cycles and problems collecting accounts receivable;

•	import and export restrictions, including the risk of fines or penalties assessed for violations;

•	embargoes or other restrictive governmental actions that could limit our ability to operate in foreign countries;

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act (the “FCPA”) as well as other anti-corruption laws;

•	the inability to enforce our contract rights, either due to under-developed legal systems or government actions that result in a deprivation of contract rights;

•	limitations in the availability, amount or terms of insurance coverage;

•	laws, policies or practices that restrict with whom we can contract or otherwise limit the scope of operations that can legally or practicably be conducted within any particular country;

•	the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public or governmental regulation that increase our operating expenses; and

•	challenges in staffing and managing foreign operations.

Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding effect of any such events, each of which could have an adverse effect on our financial condition and results of operations.

Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or vessel revenue sharing agreements with other shipping companies or local operators, partners or agents.  In certain instances, these local operators, partners or agents may have interests that are not always aligned with ours.  Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under the FCPA or other anti-corruption laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA or other applicable anti-corruption laws.  Any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on our business, results of operations, reputation or prospects.

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

Our continued success depends in significant part on the continued services of the officers and seamen who operate our vessels.  Currently, we believe the market for hiring qualified, experienced officers and seamen is adequate.  We cannot assure you that we will continue to be successful in our efforts to recruit and retain properly skilled personnel at commercially reasonable salaries.  Any failure to do so could adversely affect our ability to operate cost-effectively.

A substantial number of our shipboard employees are unionized. In the event of a strike or other work stoppage, our business and operations may be adversely affected.

As of December 31, 2014, all of our U.S. shipboard personnel were unionized employees covered by collective bargaining agreements.

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

Our costs of maintaining our pension, healthcare and other plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

•	decreases in mortality rates;

•	decreases in investment returns on funds held by our pension and other benefit plan trusts;

•	changes in prevailing interest rates and the discount rate used to calculate pension and other post-retirement expenses;

•	increases in healthcare costs generally or claims submitted under our healthcare plans specifically;

•	the continuing implementation of the Patient Protection and Affordable Care Act, and the related reconciliation act and regulations promulgated thereunder;

•	increases in the number of retirees who elect to receive lump sum benefit payments;

•	changes in plan benefits; and

•	changes in funding laws or regulations.

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

Building new vessels is time consuming, which makes it more difficult to adjust quickly to changes in industry conditions.  Moreover, building new vessels is subject to risks of delay (including the failure to timely deliver new vessels to customers) or cost overruns caused by one or more of the following:

•	financial difficulties of the shipyard building a vessel, including bankruptcy;

•	lack of shipyard availability;

•	unforeseen engineering or construction problems;

•	changes to design specifications;

•	work stoppages;

•	weather interference;

•	delays or unanticipated shortages with respect to necessary materials, equipment or skilled labor; and

•	inability to obtain the requisite permits, approvals or certifications from governmental authorities and the applicable classification society upon completion of work.

Significant delays, cost overruns and failure to timely deliver new vessels we have committed to service one or more of our customers could adversely affect us in several ways, including delaying the implementation of our business strategies or materially increasing our cost of servicing our commitments to our customers.

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

As of March 4, 2015, two of our current directors, Niels M. Johnsen and Erik L. Johnsen, and their respective family members and affiliated entities, beneficially owned an aggregate of 20.5% of our common stock. Niels M. Johnsen and Erik L. Johnsen are also executive officers of the Company, and their respective fathers were formerly executive officers and directors.  As a result, the Johnsen family may have the ability to exert significant influence over our affairs and management, including the election of directors, delaying or opposing a change of control transaction, and effecting other corporate actions requiring stockholder approval.

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

In the ordinary course of our business, we are exposed to foreign currency, interest rate and commodity price risks.  From time to time, we utilize derivative financial instruments including interest rate swap agreements and forward exchange contracts, and in the past we have also utilized commodity swap agreements to manage certain of these exposures.  We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation.  We neither hold nor issue financial instruments for trading purposes.  Nevertheless, even though our hedging strategies are designed to manage our exposure to interest rate fluctuations, entering into swaps and forward exchange contracts is inherently risky.  The derivative strategies that we employ in the future may not be successful or effective, and we could, as a result, incur substantial additional interest costs or charges against our income.  For further information, see “Quantitative and Qualitative Information About Market Risk” in Item 7A of Part II of this report.

Loss of our senior management or other key personnel could have an adverse effect on our business, financial condition and results of operations.

Our future success will depend, in significant part, upon the continued services of our senior management team and other key personnel, especially those of our Chief Executive Officer, President, and Chief Financial Officer, who have substantial experience in the shipping industry and over 117 years of collective experience with us. We believe that the experience of our senior management team is a vital component to maintain long-term relationships with our customers.  The loss of the services of any of these individuals could adversely affect our future operating results, and we may have to incur significant costs to find sufficient replacements for them, if available.

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

There is a significant amount of data suggesting that adverse weather conditions are likely to intensify in the future due to global climate change.  If so, our susceptibility to the risks discussed above will likely increase.

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

The laws governing our ability to utilize NOLs are complex.  We cannot assure you that we will continue to be able to utilize our NOLs as anticipated, or that these NOLs will not be depleted sooner than expected.  If and when our NOLs are fully utilized, we expect that the amount of our cash flow dedicated to the payment of federal taxes will increase substantially.

Our business is subject to potential security breaches or other system failures.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, to communicate with our vessels, to manage or support a variety of our other business operations, transactions and processes, and to maintain various records, which may include personally identifiable information of customers, employees or other third parties.  We make significant efforts to maintain the security and integrity of these types of information and systems (and maintain contingency plans in the event of security breaches or system disruptions).  Nonetheless, we have experienced some relatively minor system failures in the past and anticipate experiencing additional failures in the future.  We cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data, account takeovers, or other forms of cyber-attacks or similar events, whether caused by mechanical failures, human error, fraud, malice, sabotage or otherwise.  The frequency, scope and sophistication of cyber-attacks continue to grow, which increases the possibility that our security measures will be unable to prevent our systems’ improper functioning or the improper disclosure of personally identifiable information.  Any failure of our information or communications systems, whether caused by attacks, mechanical failures, natural disasters or otherwise, could interrupt our operations, damage our reputation, or subject us to claims, any of which could materially and adversely affect us.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Item 7 of Part II of this report.  If future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Provisions in our organizational documents would make it difficult for a third party to acquire us, even if such a transaction is beneficial to our stockholders.

Our organizational documents:

•	provide for blank check preferred stock;

•	prevent stockholders from calling special stockholder meetings or voting cumulatively;

•	impose certain foreign ownership limits with respect to our stock (which are discussed further below); and

•	include various other provisions that could impede, delay or prevent certain takeovers or change of control transactions.

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

Our certificate of incorporation limits the ownership of common stock by persons who are not U.S. citizens, which could have certain adverse effects.

We must comply with certain stock ownership requirements in order to assure that we will be permitted to engage in United States coastwise trade, as well as participate in certain financing and other maritime programs administered by the U.S. Maritime Administration, or MARAD.  Failure to comply with these requirements could jeopardize our continued eligibility to engage in such coastwise trade and to participate in such MARAD programs.  To assure such compliance, our certificate of incorporation, or Charter, includes certain provisions designed to enable us to regulate the ownership of our capital stock by persons who are not citizens of the United States.

Our Charter provides that any transfer or purported transfer of shares of our capital stock that would result in the ownership by Non-Citizens (as defined in our Charter) of our capital stock having more than 23% of the total voting power would generally be void.  Voting rights will be denied to any shares owned by Non-Citizens in excess of 23%, which we refer to as the Excess Shares, and we will withhold dividends with respect to such Excess Shares on the terms and conditions specified in the Charter.  In addition, our Charter authorizes us to redeem shares of our capital stock owned by Non-Citizens in excess of 23% in order to reduce ownership by Non-Citizens to 23%.

These foreign ownership restrictions could limit the trading liquidity of our common stock by reducing our pool of potential stockholders.  In addition, if we were to seek to sell any portion of our business that owns any of our Jones Act vessels, we would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above.  As a result, the sales price for that portion of our business may not attain the amount that could be obtained in an unregulated market.

Future acquisitions of vessels or businesses by us would subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

From time to time in the future we may pursue other acquisition or expansion opportunities in an effort to implement our business strategies.  These transactions could involve acquisitions of entire businesses or one or more vessels, and could take several forms, including mergers, joint ventures, investments in new lines of business, or the purchase of equity interests or assets.  These types of transactions may present significant risks and uncertainties, including distraction of management from current operations, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential violations of covenants in the Company’s debt instruments and other unidentified issues not discovered in due diligence.  To the extent we acquire a business that is financially unstable or is otherwise subject to a high level of risk, we may be affected by the currently unascertainable risks of that business.  Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire.  Moreover, we cannot guarantee that any such transaction will ultimately result in the realization of the benefits of the transaction originally anticipated by us or that any such transaction will not have a material adverse impact on our financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Vessels

Of the 54 ocean‑going vessels operating in our fleet at December 31, 2014, twenty-one were 100% owned by us, twenty were 23.7% to 30% owned by us, seven were leased, bareboat chartered or time chartered by us, and six were operated by us under operating contracts.

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

Certain of the vessels owned by our subsidiaries are mortgaged to various lenders to secure such subsidiaries’ long-term debt (See Note Q – Long-Term Debt).

Other Properties

We lease our current corporate headquarters in Mobile, Alabama, our temporary office space in New Orleans, Louisiana, our administrative, sales and chartering office in New York, our administrative office and warehouse in Tampa, and our agency and chartering office in Shanghai.  In 2014, the aggregate annual rental payments under these operating leases totaled approximately $1.5 million.

ITEM 3. LEGAL PROCEEDINGS

The information contained under subheading “Contingencies” in Note K – Commitments and Contingencies to our consolidated financial statements appearing elsewhere in this report is incorporated herein by reference.

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

			Dividends
2013	High	Low	Paid

1st Quarter	$20.93	$16.97	$0.25/Share
2nd Quarter	24.00	16.07	$0.25/Share
3rd Quarter	28.13	22.16	$0.25/Share
4th Quarter	32.11	23.77	$0.25/Share

			Dividends
2014	High	Low	Paid

1st Quarter	$32.91	$25.60	$0.25/Share
2nd Quarter	31.30	20.75	$0.25/Share
3rd Quarter	24.60	17.75	$0.25/Share
4th Quarter	20.59	14.06	$0.25/Share

As described in greater detail in Item 1A of this report, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.  Due to the projected high capital expenditures and the continued uncertainty of a recovery in the Dry Bulk market, our Board of Directors has set a $0.05 common stock dividend target for the first quarter of 2015 and remains committed to an ongoing dividend policy.

As of March 4, 2015, there were approximately 324 stockholders of record of our common stock.  As of March 4, 2015, the closing stock price of our common stock was $14.36.

Performance Graph

The following graph compares the cumulative total shareholder return of our Common Stock to that of the (i) S&P 500 Index and (ii) our Industry Peer Group (which consists of Diana Shipping Inc., Kirby Corporation, and Baltic Trading Ltd.) for the Company's last five fiscal years.

*Assumes $100 invested at the close of trading on the last trading day in 2009 in ISH common stock, the S&P 500, and the Industry Peer Group.  Also assumes reinvestment of dividends.

	December 31,
	2009	2010	2011	2012	2013	2014
ISH --♦--	$100.00	$86.99	$68.74	$64.52	$120.90	$63.85
S&P --■--	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Peer Group --▲--	$100.00	$109.69	$131.27	$123.18	$202.62	$152.56

In accordance with New York Stock Exchange rules, Niels M. Johnsen, our Chief Executive Officer, has certified to the NYSE that, as of June 10, 2014, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.    This certification is to be submitted to the NYSE each year no later than 30 days after our annual stockholders meeting.

Our Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.

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

We did not repurchase any of our shares of common stock during 2014.  As of December 31, 2014, we had 285,377 shares available to be purchased under our 2008 repurchase plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2014 – October 31, 2014	-	-	-	285,377
November 1, 2014 - November 30, 2014	-	-	-	285,377
December 1, 2014 – December 31, 2014	-	-	-	285,377

ITEM 6.  SELECTED FINANCIAL DATA

The following summary of selected consolidated financial data is not covered by the auditors' report appearing elsewhere herein. However, in the opinion of management, the summary of selected consolidated financial data includes all adjustments necessary for a fair representation of each of the years presented.

This summary should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this annual report.

(All Amounts in Thousands Except Share and Per Share Data)
		Year Ended December 31,
		2014	2013 (4)	2012 (3)	2011 (2)	2010
Income Statement Data:
	Revenues	$ 294,834	$ 310,128	$ 243,496	$ 263,196	$ 290,049
	Gross Voyage Profit	49,697	55,380	54,820	70,704	89,984
	Impairment Loss (1)	38,213	-	-	-	25,430
	Operating (Loss) Income	(36,497)	9,717	23,971	43,609	16,183
	Net (Loss) Income	(54,699)	18,532	21,962	31,549	15,302
	Net (Loss) Income Available to Common Stockholders	(59,920)	15,306	21,962	31,549	15,302
	Basic and Diluted (Loss) Earnings Per Common Share:
	Net (Loss) Income Available to Common Stockholders - Basic	(8.23)	2.11	3.05	4.42	2.14
	Net (Loss) Income Available to Common Stockholders - Diluted	(8.23)	2.10	3.04	4.40	2.12

Balance Sheet Data:
	Working Capital	9,396	16,408	12,308	17,562	17,736
	Total Assets	618,157	656,692	638,016	666,565	543,205
	Long-Term Debt, Less Current Maturities	219,521	179,016	211,590	286,014	200,241
	Stockholders' Investment	267,610	336,540	262,299	249,195	233,750

Other Data:
	Cash Flow from Operations	23,651	23,775	9,834	46,273	64,387
	Cash Flow from Investing Activities	(56,760)	(32,525)	80,695	(100,808)	(114,946)
	Cash Flow from Financing Activities	34,232	8,892	(92,098)	56,063	27,179
	Cash Dividends Per Share of Common Stock	1.00	1.00	1.00	1.50	1.625
	Weighted Average Shares of Common Stock Outstanding:
	Basic	7,284,482	7,237,472	7,195,606	7,131,820	7,158,439
	Diluted	7,284,482	7,282,676	7,213,288	7,176,647	7,231,178

(1)

During the fourth quarter of 2014, we committed to a plan to sell one Tanker vessel, three Handysize vessels and one Tug-Barge unit which was inactive.  As such, we concluded that indicators of impairment existed and therefore conducted a fair value assessment of the assets.  The fair value was based on indicated valuation evidence from prospective buyers.  As a result, we recorded non-cash impairment charges of approximately $28.3 million related to three Handysize vessels included in the Dry Bulk Carrier segment, approximately $6.6 million related to the inactive Tug-Barge unit in the Jones Act segment, and $3.3 million related to the Tanker vessel in the Specialty segment.

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

(2)	Includes an $18.8 million gain on the other 50% interest in Dry Bulk Cape Holding, Inc.
(3)	Includes a $12.2 million gain on the sale of a vessel and a $3.8 million gain on the sale of two International Flag PCTC's.
(4)	Includes a $14 million non-cash gain on the reversal of the Company's tax valuation allowance.

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

Factors that could cause our actual results to differ materially from our expectations include our ability to:

•maximize the usage of our vessels and other assets on favorable economic terms, including our ability to (i) renew our time charters and other contracts when they expire, (ii) maximize our carriage of supplemental cargoes and (iii) improve the return on our international flag dry bulk fleet if and when market conditions improve;

•timely and successfully respond to competitive or technological changes affecting our markets;

•effectively handle our leverage by servicing and complying with each of our debt instruments, thereby avoiding any defaults under those instruments and avoiding cross defaults under others;

•secure financing on satisfactory terms to repay existing debt or support operations, including to acquire, modify, or construct vessels if such financing is necessary to service the potential needs of current or future customers;

•successfully retain and hire key personnel, and successfully negotiate collective bargaining agreements with our maritime labor unions on reasonable terms without work stoppages;

•pay preferred or common stock dividends declared by our Board of Directors, the payments or declaration of which may be affected by changes in, among other things, our cash requirements, spending plans, business strategies, cash flows or financial position;

•procure adequate insurance coverage on acceptable terms; and

•manage the amount and rate of growth of our operating, capital, administrative and general expenses.

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:

•changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular;

•industry-wide changes in cargo freight rates, charter rates, vessel design, vessel utilization or vessel valuations, or in charter hire, fuel or other operating expenses;

•unexpected out-of-service days on our vessels whether due to drydocking delays, unplanned maintenance, accidents, equipment failures, adverse weather, natural disasters, piracy or other causes;

•the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate;

•the possibility that the anticipated benefits from corporate or vessel acquisitions cannot be fully realized or may take longer to realize than expected,

•political events in the United States and abroad, including terrorism, piracy and trade restrictions, and the response of the U.S. and other nations to those events;

•election results and the appropriation of funds by the U.S. Congress, including the impact of any further cuts to federal spending similar to the “sequestration” cuts;

•changes in foreign currency exchange rates or interest rates;

•changes in laws and regulations, including those related to government assistance programs, inspection programs, trade controls, quarantines and protection of the environment;

•our continued access to credit on favorable terms;

•the ability of customers to fulfill their obligations with us, including the timely receipt of payments by the U.S. government;

•the performance of our unconsolidated subsidiaries, revenue sharing agreements, and joint ventures;

•the impact on our financial statements of nonrecurring accounting charges that may result from, among other things,  our ongoing evaluation of business strategies, asset valuations, and organizational structures;

•the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal proceedings; and

•the effects of more general factors such as changes in tax laws or rates, in accounting policies or practices, in medical or pension costs, or in general market, labor or economic conditions.

These and other uncertainties related to our business are described in greater detail in Item 1A of this annual report as updated by quarterly and other reports or documents that we file with the SEC after the date of such annual report.

Due to these uncertainties, we cannot assure that we will attain our anticipated results, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements.  Except for meeting our ongoing obligations under the federal securities laws, we undertake no obligation to update or revise for any reason any forward-looking statements made by us or on our behalf, whether as a result of new information, future events or developments, changed circumstances or otherwise.  Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, the existing industry and competitive conditions, regulatory environment and economic and market conditions, and our assumptions as of such date.  We may change our intentions, strategies or plans (including our dividend plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

Voyage Revenue and Expense Recognition

We currently generate the majority of our revenue from time charters and voyage charters. Time charter revenue is for a specific period of time at a specific rate per day, and is generally not as complex or as subjective as voyage charters. Revenues and expenses relating to our Rail-Ferry, Jones Act, and Specialty segments’ voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period.  Based on our experience, we believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our other segments' voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

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

Long-Lived Assets (Tangible and Intangible)

We review long lived assets for impairment when events or circumstances indicate that the carrying value of a particular asset  may not be recoverable. We record impairment losses only when events occur that cause us to believe that the future cash flows for any long lived asset will be less than its carrying value. In such instances, we would recognize an impairment charge in the period in which we determine that the estimate of the undiscounted future cash flows expected to result from the use of the long lived asset and its eventual disposition is less than the assets carrying amount, and the fair value is below the carrying amount.

For vessels, which represent most of our long lived assets, fluctuations in vessel market prices due to a variety of factors can result in carrying values that may differ significantly from their fair market value at any point in time. We estimate undiscounted future cash flows on an individual vessel basis, or in groups of like kind vessels which can be interchanged to meet the needs of the customers that the vessels serve.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In developing estimates of future cash flows for vessels, we make a number of assumptions based on historical results adjusted to reflect our best estimates of future charter rates, our ability to deploy the vessel, ship operating expenses, drydock cost, residual values and the estimated remaining useful life of the vessel.  Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charter contracts and estimated daily time charter rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. We review our estimates on a monthly, quarterly and annual basis through the budgeting process. As part of our quarterly review process, we test the reasonableness of our estimates by reviewing the sensitivity of our carrying values by calculating a break-even charter rate that would need to be earned in order to cover the current carrying values of our vessels.

As a result of pursuing strategic alternatives, during the fourth quarter of 2014, we committed to a plan to sell one Tanker vessel, three Handysize vessels and one Tug-Barge unit which was inactive.  As such, we conducted a fair value assessment of the assets.  The fair value was based on indicated valuation evidence from prospective buyers in the market.  As a result, we recorded impairment charges (vessels, property and other equipment) of approximately $28.3 million related to three Handysize vessels included in the Dry Bulk Carrier segment, approximately $6.6 million related to the inactive Tug-Barge unit in the Jones Act segment, and $3.3 million related to the Tanker vessel in the Specialty segment.  The Tanker vessel was sold during 2014 and the remaining assets are classified as held for sale at December 31, 2014.  One of the three Handysize vessels was sold in March 2015.

During 2014, we renewed our contract with TEC based on a lower rate, which triggered the testing of the related customer intangible assets for impairment.  We evaluated the undiscounted cash flows directly associated with the TEC contract and concluded that no such impairment existed at December 31, 2014.

Drydocking Costs

We defer certain costs related to the drydocking of our vessels.  There are two methods that are used by the shipping industry to account for drydockings: (a) the deferral method where drydocking costs are capitalized when incurred and amortized over the period of the next scheduled drydock; and (b) expensing drydocking costs in the period it is incurred. We use the deferral method of accounting for drydock costs. Under the deferral method, drydock costs are capitalized and amortized on a straight-line basis until the estimated date of the next drydock. We believe the deferral method better matches costs with revenue rather than expensing the costs as incurred. We use judgment when estimating the period between drydocks performed, depending on the age and type of vessel, its cargoes and other criteria.  Typically, we estimate the date between drydockings to be between 24 and 60 months.  If circumstances change, we will change the length of the amortization period, which can result in adjustments to the amortization of drydock expense (See Note F – Goodwill, Other Intangible Assets, and Deferred Charges).

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

Asbestos Claims

We maintain provisions for estimated losses for asbestos claims based on estimates of eventual defense and settlement costs.  Our policy is to establish provisions based on a range of estimated exposure.  We estimate this potential range of exposure using input from legal counsel and internal estimates based on the individual deductible levels for each policy year. We believe that insurance and the indemnification of a previous owner of one of our wholly-owned subsidiaries will partially mitigate our exposure.  The measurement of our exposure for asbestos liability requires management to make estimates and assumptions that affect the amount of the loss provisions recorded during the reporting period.  Our estimates and assumptions are formed from variables such as the maximum deductible levels in a claim year, the amount of the indemnification recovery and the claimant's employment history with us.  Actual results could differ materially from those estimates.

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

Certain foreign operations are exempt from foreign income taxation under existing provisions of the laws of those jurisdictions.  Pursuant to existing U.S. tax laws, earnings from certain foreign operations will be subject to U.S. income tax when those earnings are repatriated.  Our intention has been and remains to indefinitely re-invest approximately $2.5 million,  $2.8 million,  and $4.4 million of our 2014, 2013, and 2012 respective foreign earnings (losses excluded) in our foreign subsidiaries and, accordingly, we have not provided deferred taxes against those earnings. The principal reasons for this position are as follows: maintenance of International Flag fleet, future expansion of International Flag fleet and U.S. Flag fleet’s operating cash flow needs are adequately met by its operations.

The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the active financing exception from Subpart F income.  The extension was retroactive from January 1, 2012 through December 31, 2013.  Conducted through our financing subsidiary, our active financing is excluded from Subpart F income.  For 2013, the Company has reflected its active financing income as an approximately $2.0 million reduction to its current year U.S. net operating loss.  During the first quarter of 2013, the Company’s U.S. net operating loss carryforward was increased by approximately $2.0 million to reflect the retroactive application of the new law.  The Tax Increase Prevention Act of 2014, enacted on December 19, 2014, extended the active financing exception from Subpart F income. The extension was retroactive from January 1, 2014 through January 1, 2015.  For 2014, we reflected our active financing income as a reduction to our current year U.S. net operating loss for 2014 (See Note J- Income Taxes).

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

During 2010, as a result of the deferred tax assets created by the continued losses of the U.S. filing group, we moved to an overall net deferred tax asset position and determined that the establishment of a valuation allowance was warranted.  We recorded a valuation allowance, with the net deferred tax asset being reduced to zero as of December 31, 2010.  Based upon the evaluation of all available evidence as of December 31, 2013, our position was that we were more-likely-than-not to realize the future tax benefit of our net U.S. deferred tax assets, and we reversed the existing valuation allowance against these assets as of such date.  During 2014, based upon the evaluation of updated available evidence, we determined that we failed to meet the more-likely-than-not threshold to realize the future tax benefit of our net U.S. deferred tax assets and, accordingly, have recorded a valuation allowance against these assets as of December 31, 2014.

In considering recording a full valuation allowance, we gave consideration to the following factors:

•We file a consolidated U. S. corporate income tax return for our eligible domestic members.

•Projected future earnings.

•Future reversals of taxable temporary differences.

•Profitable operations from acquired operations.

Subsequent to the acquisition of UOS (which was concluded in late 2012), we have monitored the effectiveness of the integration of UOS’ operations into our operations.  Our 2013 operating results confirmed that the incremental profits generated from UOS’ operations resulted in consolidated profitable operations from our non-tonnage tax regime companies.  Furthermore, our future projections prepared in December 2013 and January 2014 reflected profitability from non-tonnage tax companies continuing into future years.  As part of the 2014 projection process, we performed a sensitivity analysis which reflected that even in the event our contract negotiations proved unsuccessful with either of our two key customers UOS would continue to generate significant operating profit.  We believe the projections provided strong evidence of significant profitability to be incurred in the non-tonnage tax regime companies.  Based on the analysis undertaken in the fourth quarter of 2013, we concluded that it was more likely than not, that we would recognize the benefit of our federal tax attributes and therefore, we reversed the previously recorded valuation allowance as of December 31, 2013.

Management considered key changes during the fourth quarter of 2014, including the unfavorable renewal of the TEC contract.  It was determined in the fourth quarter that an impairment charge of $6.6 million was required against the carrying value of one of our UOS vessels.  These events negatively impacted our projection of future profitability for fiscal year 2015 and beyond and our ability to realize the benefits of our deferred tax assets.

We continue to believe that we will fully recognize the full benefits of our federal tax attributes due to our long term position within the market.  However, under the prescribed method of weighting the positive and negative evidence, we must put more emphasis on our forecasted short term results and contractual evidence while limiting the weighting of evidence from our long-term forecasted results.  Therefore, we believe that it is more likely than not that we will not recognize the benefits of our federal tax attributes and therefore, have recorded a valuation allowance of $13.9 million on our deferred tax assets during the fourth quarter of 2014.

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

Pension and Postretirement Benefits

Our pension and postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by ASC Topic 715. These assumptions include discount rates, health care cost trend rates, inflation rates, rate of compensation increases, expected return on plan assets, mortality rates, and other factors.  We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside independent actuary and information as to historical experience and performance.  Differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense. The decrease in the discount rate from 4.75% to 4.00% from 2013 to 2014, respectively,  and a change to a mortality table that increased the life expectancy of our participants increased the projected benefit obligation by approximately $3.8 million and decreased the projected postretirement benefit obligation by $403,000. The rate of return on the fair value of assets was less than the assumed rate of 7.25%, the reduction in the discount rate, and the change in mortality table resulted in an investment loss of approximately $3.6 million.

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

Business Combinations

We account for business combinations by using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The excess of the consideration transferred over the net assets acquired is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. We expense all acquisition costs as incurred and include them in the Administrative and General Expenses section of our consolidated income statements.

Goodwill

In assessing the recoverability of goodwill, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We test goodwill for impairment in accordance with authoritative guidance in ASC Topic 350 related to goodwill and other intangibles, which requires that goodwill as well as other intangible assets with indefinite lives not be amortized, but instead tested annually for impairment. Our annual testing of goodwill is based on carrying values and our estimate of fair values as of December 1. We estimate the fair value of each of our reporting units using various cash flow and earnings projections discounted at a rate estimated to approximate the reporting units’ weighted average cost of capital. We then compare these fair value estimates to the carrying value of our reporting units. If the fair value of the reporting units exceeds the carrying amount, no impairment loss is recognized.

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

Overview

We were faced with significant challenges in 2014 which impacted our results from operations and our financial condition. The entire shipping sector, particularly the international dry bulk market, was significantly impacted by the depressed rate environment. Our strategic focus remains securing medium to long-term contracts with high quality counterparties which provide us with insulation from the impact of spot market volatility.

Our total variable revenues in 2014 were $66.5 million as compared to $88.2 million for 2013, a decrease of $21.7 million, which reflects the impact of depressed Handysize spot market rates and Supramax spot market rates. In addition, our supplemental cargo revenues decreased by approximately $15.0 million from 2013 to 2014 driven by lower cargo demands. Our total fixed revenues increased by $6.5 million due principally to fewer off-hire days in 2014 and the extension of our Capesize time charter contract.

During the third quarter of 2014, we presented a plan to our Board of Directors to divest of under-performing assets, which included three Handysize vessels, one Tanker vessel, and one laid up Integrated Jones Act Tug-Barge unit. Upon the Board of Directors’ approval to proceed with divestiture of these assets, we subsequently sold the Tanker vessel in November 2014 and one of the three Handysize vessels in March 2015.    See Note H for a discussion of the $38.2 million impairment loss we recorded in the fourth quarter of 2014 in connection with reclassifying these vessels as being held for sale.

Below is a recap of results by segment for 2014 and any trends we believe are material to either our future results or financial condition:

Jones Act

Our 2014 gross voyage profit results were approximately $1.4 million below the prior year, which was driven primarily by the early drydock of our Belt Self-Unloading Coal Carrier. We believe that this early drydock will provides us the flexibility to deploy the vessel interchangeably in our East Coast and Gulf Coast Jones Act markets starting in the second quarter of 2015.  During the second quarter of 2014, we secured a multi-year contract for our Belt Self-Unloading Coal Carrier on the Atlantic coast requiring approximately 61 operating days in 2015; 110 in 2016 and 49 in 2017. Not only does this contract provide us with additional fixed revenues for our East Coast route, it now allows us to utilize the vessel in the Gulf Coast Jones Act business. Also, in the fourth quarter of 2014, we signed a three year agreement with TEC with a further two year extension at TEC’s option. With this agreement, and in conjunction with the contract extension we signed with the Mosaic Company in early 2014, we have secured substantial utilization for our Jones Act fleet. As a result of pricing concessions reflected in the aforementioned contract extension and scheduled drydocking days on our UOS fleet, we may experience a reduction in our gross voyage profit results to be approximately 15% to 20% lower in 2015 as compared to 2014.  As mentioned above, we have one laid up Integrated Tug-Barge unit classified as held for sale as of December 31, 2014.

PCTC

Our gross voyage profits for this segment were $9.8 million in 2014 as compared to $15.5 million in 2013.  The decrease is primarily attributable to lower supplemental cargoes and higher operating cost. All of our PCTC vessels are currently deployed under medium to long-term contracts, which provides us with predictable cash flows with the exception of our variable supplemental cargo business. Our U.S. Flag vessel time charter contracts allow us the option to charter the vessel back and carry supplemental cargos for the U.S. government. As disclosed above, our 2014 supplemental revenues were significantly lower than 2013 and below our historical gross profit average. Based on current outlook, we believe our 2015 gross profit results will be improved from 2014.

In the third quarter of 2014, we concluded the negotiated early buy-out of a 2007 U.S. Flag PCTC which was subsequently reflagged as an international vessel in the fourth quarter. This purchase gives us the flexibility to operate the vessel in the most cost effective manner and also reduces our financing cost.

Dry Bulk Carriers

The Baltic Dry Index remained extremely volatile, which made it very difficult for us to deploy our Handysize vessels and Supramax vessel on terms greater than two to three months. We were able to extend the time charter contract on our Capesize vessel firm through the end of 2015 with option periods into early 2016 at favorable rates, which will provide us with a measure of predictable fixed revenues and cash flows for this segment. Even with the historically low time charter rates on our Handysize and Supramax vessels and decreased vessel utilization, our gross voyage profit results for this segment improved from 2013 to 2014 due to reduced costs, improved margins, and improved results from our interest in Mini-Bulk Carriers.

As mentioned above, in late 2014 we adopted a plan to divest of certain under-performing assets including three of our Handysize vessels in this segment. Given the uncertainty of the future market rates and the unacceptable return on these assets, we marketed the assets for sale and reclassified all three on the balance sheet as Held for Sale. We sold one of the three Handysize vessels in March 2015.  The remaining two vessels continue to be actively marketed.  The 2014 net revenues for these three vessels were approximately $6.6 million.

Rail-Ferry

Total revenues decreased from $37.2 million in 2013 to $34.6 million in 2014, primarily due to lower 2014 northbound volumes of sugar moved and other cargoes. The segment’s gross voyage profits decreased by $2.2 million, reflecting the decrease in revenues partially offset by lower operating cost.  Our fourth quarter 2014 sugar cargoes were lower due to the U.S. Department of Commerce’s duty investigation on sugar exports from Mexico.  An agreement was signed, and we expect shipments to recommence in late February or March of 2015.

Specialty Contracts

Total revenues for this segment grew by $5.3 million from 2013 to 2014, primarily related to the addition of a Multi-Purpose Heavy Lift Dry Cargo vessel that we chartered-in during the fourth quarter of 2013. We also invested a total of approximately $10.6 million in late 2013 and early 2014 for a 30% minority investment in two Chemical Tankers and two Asphalt Tankers, all four of which are operating under medium to long-term contracts with credit-worthy counterparties. The income generated from these equity investments in 2014 was $700,000 and we expect on a full year basis to recognize approximately $1.4 million of income in 2015.

In July of 2014, we reached an agreement with an Indonesian mining company on a seven year extension for transporting fuel and supplies. This extension further strengthens our core strategy of fixed contract coverage with a long-standing strong counterparty.

2014 Consolidated Financial Performance

For the full year of 2014,  our net loss was $54.7 million, a decrease of $73.2 million as compared to our net income of $18.5 million in 2013. Included in the 2014 results was (i) an impairment loss of $38.2 million recognized in connection with reclassifying vessels as being held for sale and (ii) a tax provision of $10.4 million primarily due to recording a tax valuation allowance of $11.6 million. Included in our 2013 results were a $14.0 million tax benefit from the reversal of a tax valuation allowance and $5.9 million foreign exchange gain on our Yen Credit Facility. Excluding the $38.2 million impairment loss and $11.6 million tax valuation allowance from 2014, and the foreign exchange gain of $5.9 million and tax benefit of $14.0 million from 2013, our results would have been a net loss of $4.9 million in 2014 as compared to a net loss of $1.4 million in 2013.  Revenues decreased in 2014 by $15.3 million or 5%  due primarily to a decrease in our supplemental cargo supplemental revenues and lower dry bulk revenues. Our operating income decreased from $9.7 million in 2013 to $1.7 million in 2014, excluding our above described $38.2 million impairment loss, primarily due to lower supplemental revenues. Interest expense increased from $9.5 million to $10 million due to higher outstanding debt due to the financing of a 2007 PCTC vessel purchased in the third quarter of 2014 through a negotiated early lease buy-out. The results from our unconsolidated entities increased by $1.7 million year over year, primarily due to the acquisition of a 30% interest in two Chemical Tankers and two Asphalt Tankers.  Our tax benefit decreased from a $12.3 million benefit for the full year of 2013 to a provision of $10.4 million for 2014 due to the above mentioned reversal of our tax valuation allowance balance as of December 31, 2013.

Balance Sheet

▪	Total cash and cash equivalents of $21.1 million at December 31, 2014

▪	Working capital (as defined below) of $9.4 million at December 31, 2014

▪	Net cash provided by operating activities of $23.7 million, after drydock payments of $12.5 million, for the twelve months ending December 31, 2014

▪	Total dividends paid of $12.5 million in 2014, including $7.3 million in common stock dividends

Overview of Fleet

As of December 31, 2014, our fleet consisted of 54 vessels, 21 of which are 100% owned indirectly through our wholly-owned subsidiaries.  Of these 21 vessels, 16 have been employed on fixed time charters, contracts of affreightment, or revenue sharing agreements. Four of the remaining vessels operate in the spot voyage market or on short-term time charters, and one is inactive.

The majority of our revenues are derived from medium to long-term contracts which generally provide us with fixed income streams and predictable cash flows. As of March 1, 2015 (excluding renewal options):

•	the average remaining term of our contracts deploying Jones Act Vessels was two and a half years;

•	the average remaining fixed term of our contracts deploying PCTCs was three years;

•	the average remaining fixed term of our contracts in our Specialty Contracts segment was five years.

On a quarterly basis, if a triggering event is identified, we evaluate our long-lived assets to determine whether or not our projected cash flows exceed the vessel’s carrying amount. Based on this assessment, we believe that no impairments existed at December 31, 2014, with the exception of the assets held for sale. As of this same date, the total aggregated fair value of the vessels that we own was $553.7 million as compared to the total aggregated net book value of $411.2 million.

Our 2014 variable revenues are generated by (i) our Handysize and Supramax vessels which operate in revenue sharing pools; (ii) the results of our Rail-Ferry operations; and (iii) the carriage of supplemental cargoes  on our U.S. Flag PCTCs.

The following table lists the vessels in our fleet as of December 31, 2014:

		Vessels		Year Built	Business Segment (1)	Owned	Bareboat Charter/ Leased	Operating Contracts	Partially Owned	Deadweight Carrying Capacity (MT)

1		ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	Jones Act	X				38,847
2		SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	Jones Act		X			27,678
3		COASTAL 303/ALABAMA ENTERPRISE	ATB TUG/BARGE UNIT	1973/1981	Jones Act	X				23,314
4		NAIDA RAMIL/PEGGY PALMER	ATB TUG/BARGE UNIT (2)	1994/1981	Jones Act	X				34,367
5		COASTAL 101/LOUISIANA ENTERPRISE	ATB TUG/BARGE UNIT	1973/1984	Jones Act	X				33,529
6		COASTAL 202/FLORIDA ENTERPRISE	ITB TUG/BARGE UNIT	1977	Jones Act	X				33,220
7		TEXAS ENTERPRISE	BULK CARRIER	1981	Jones Act	X				37,061
8		MISSISSIPPI ENTERPRISE	BULK CARRIER	1980	Jones Act	X				37,244
9		ROSIE PARIS	HARBOR TUG	1974	Jones Act	X				N/A
10		GREEN BAY	PURE CAR/TRUCK CARRIER	2007	PCTC	X				18,090
11		GREEN COVE	PURE CAR/TRUCK CARRIER	1999	PCTC		X			22,747
12		GREEN DALE	PURE CAR/TRUCK CARRIER	1999	PCTC	X				16,157
13		GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	PCTC		X			22,799
14		GREEN POINT	PURE CAR/TRUCK CARRIER	1994	PCTC	X				14,930
15		GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	PCTC	X				21,523
16		GLOVIS COUNTESS	PURE CAR/TRUCK CARRIER	2010	PCTC	X				18,701
17		BALI SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X				20,737
18		BANDA SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X				20,664
19		EGS CREST	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X				35,914
20		EGS TIDE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X				35,916
21		EGS WAVE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X				35,916
22		BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	Dry Bulk	X				170,578
23		BULK AMERICAS	SUPRAMAX BULK CARRIER	2012	Dry Bulk	X				57,959
24		OSLO BULK 1	MINI BULK CARRIER	2010	Dry Bulk				X	8,040
25		OSLO BULK 2	MINI BULK CARRIER	2010	Dry Bulk				X	8,028
26		OSLO BULK 3	MINI BULK CARRIER	2010	Dry Bulk				X	8,029
27		OSLO BULK 4	MINI BULK CARRIER	2010	Dry Bulk				X	8,040
28		OSLO BULK 5	MINI BULK CARRIER	2010	Dry Bulk				X	8,040
29		OSLO BULK 6	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
30		OSLO BULK 7	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
31		OSLO BULK 8	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
32		OSLO BULK 9	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
33		OSLO BULK 10	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
34		OSLO BULK 11	MINI BULK CARRIER	2008	Dry Bulk				X	8,000
35		SEA CARRIER	MINI BULK CARRIER	2010	Dry Bulk				X	9,300
36		OSLO CARRIER 2	MINI BULK CARRIER	2010	Dry Bulk				X	9,300
37		OSLO CARRIER 3	MINI BULK CARRIER	2011	Dry Bulk				X	9,300
38		SEA STEAMER	MINI BULK CARRIER	2011	Dry Bulk				X	9,300
39		OSLO MERCHANT	MINI BULK CARRIER	2004	Dry Bulk				X	16,300
40		MT BOW TRAJECTORY	CHEMICAL TANKER	2014	SP				X	50,510
41		MT BOW TRIBUTE	CHEMICAL TANKER	2014	SP				X	50,510
42		MT ASPHALT SPRING	ASPHALT TANKER	2007	SP				X	6,726
43		MT ASPHALT SUMMER	ASPHALT TANKER	2007	SP				X	6,654
44		MAERSK ALABAMA	CONTAINER VESSEL	1998	SP		X			17,525
45		MAERSK CALIFORNIA	CONTAINER VESSEL	1992	SP		X			25,375
46		MARINA STAR 2	CONTAINER VESSEL	1982	SP			X		13,193
47		MARINA STAR 3	CONTAINER VESSEL	1983	SP			X		13,193
48		TERRITORY TRADER	CONTAINER VESSEL	1991	SP			X		3,183
49		FLORES SEA	MULTI-PURPOSE VESSEL	2008	SP			X		11,151
50		SAWU SEA	MULTI-PURPOSE VESSEL	2008	SP			X		11,184
51		OCEAN HERO	TANKER	2011	SP			X		13,543
52		OCEAN PREMIER	TANKER	2011	SP		X			19,382
53		OCEAN GIANT	MULTI-PURPOSE HEAVY LIFT DRY CARGO VESSEL	2012	SP		X			19,382
54		OSLO WAVE	ICE STRENGTHENED MULTI-PURPOSE VESSEL	2000	SP	X				17,381
						21	7	6	20	1,198,660
	(1)	Business Segments:
		Jones Act	Jones Act
		PCTC	Pure Car Truck Carriers
		RF	Rail-Ferry
		Dry Bulk	Dry Bulk Carriers
		SP	Specialty Contracts
	(2)	Currently Inactive

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business.  The following table provides a reconciliation of consolidated gross voyage profit to consolidated operating income.

	Year Ended December 31,
(All Amounts in Thousands)	2014	2013	2012
Revenues	$294,834	$310,128	$243,496

Voyage Expenses	223,040	236,701	178,860
Amortization Expense	22,107	16,386	9,601
Net (Income) Loss of Unconsolidated Entities	(10)	1,661	215

Gross Voyage Profit	49,697	55,380	54,820

Vessel Depreciation	26,233	24,363	24,366
Other Depreciation	751	567	609

Gross Profit	22,713	30,450	29,845

Other Operating Expenses:
Administrative and General Expenses	20,985	22,378	22,714
Impairment Loss	38,213	-	-
Loss (Gain) on Sale of Other Assets	2	16	(16,625)
Less: Net Income (Loss) of Unconsolidated Entities	10	(1,661)	(215)
Total Other Operating Expenses	59,210	20,733	5,874

Operating (Loss) Income	$(36,497)	$9,717	$23,971

Year Ended December 31, 2014

compared to year ended december 31, 2013

(All Amounts in Thousands)	Jones Act	Pure Car Truck Carriers	Dry Bulk Carriers	Rail-Ferry	Specialty Contracts	Other	Total
2014
Fixed Revenue	$124,854	$62,032	$7,104	$-	$34,372	$-	$228,362
Variable Revenue	-	16,049	10,941	34,577	5,393	(488)	66,472
Total Revenue from External Customers	124,854	78,081	18,045	34,577	39,765	(488)	294,834
Intersegment Revenues(Eliminated)	-	-	-	-	-	(18,350)	(18,350)
Intersegment Expenses Eliminated	-	-	-	-	-	18,350	18,350
Voyage Expenses	82,913	65,696	13,327	28,743	33,973	(1,612)	223,040
Amortization Expenses	15,813	2,606	236	994	2,433	25	22,107
Loss (Income) of Unconsolidated Entities	-	-	468	193	(671)	-	(10)
Gross Voyage Profit	$26,128	$9,779	$4,014	$4,647	$4,030	$1,099	$49,697

Gross Voyage Profit Margin	21%	13%	22%	13%	10%	(225)%	17%

2013
Fixed Revenue	$122,751	$63,777	$3,428	$-	$31,937	$-	$221,893
Variable Revenue	-	30,831	17,670	37,183	2,546	5	88,235
Total Revenue from External Customers	122,751	94,608	21,098	37,183	34,483	5	310,128
Intersegment Revenues (Eliminated)	-	-	-	-	-	(17,876)	(17,876)
Intersegment Expenses Eliminated	-	-	-	-	-	17,876	17,876
Voyage Expenses	84,942	77,078	17,588	29,166	29,057	(1,130)	236,701
Amortization Expenses	10,285	2,077	837	1,054	2,133	-	16,386
Loss of Unconsolidated Entities	-	-	1,587	74	-	-	1,661
Gross Voyage Profit (Loss)	$27,524	$15,453	$1,086	$6,889	$3,293	$1,135	$55,380

Gross Voyage Profit Margin	22%	16%	5%	19%	10%	227%	18%

For the purposes of this report, (i) “operating days” are defined as days that our vessels/units are generating revenues or positioning to generate revenues, (ii) “non-operating days” are defined as all other days, and (iii) “working capital” is defined as the difference between our total current assets and total current liabilities.

The results from our minority investments are reflected in the gross voyage segment results for our Dry Bulk Carriers, Rail Ferry and Specialty Contract segments, but in each case are reported in our consolidated operating statements as “Income from Unconsolidated Entities”.

Company	Ownership Interest	Segment
Oslo Bulk, AS	25.00%	Dry Bulk Carriers
Oslo Bulk Holding Pte, Ltd (formerly Tony Bulkers)	23.68%	Dry Bulk Carriers
Terminales Transgolfo, S . A . D E C . V .	49.00%	Rail-Ferry
Saltholmen Shipping, Ltd	30.00%	Specialty Contracts
Brattholmen Shipping, Ltd	30.00%	Specialty Contracts

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the years 2014 and 2013, respectively:

Revenues
Thousands of Dollars
140,000
130,000
120,000
110,000
100,000
90,000
80,000
70,000
60,000
50,000
40,000
30,000
20,000
10,000
0
2014
2013
2014
2013
2014
2013
2014
2013
2014
2013
Jones Act
PCTC
Dry Bulk
Rail Ferry
Specialty

Variable Revenue        Fixed Revenue

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act: Overall revenues increased by $2.1 million and gross voyage profit decreased by $1.4 million, when comparing 2014 to 2013. The increase in revenue was primarily due to additional operating days in 2014 compared to 2013, which had a significant amount of scheduled drydock days.  The decrease in gross voyage profit was due to an additional $5.5 million in amortization expense primarily related to drydock.

Pure Car Truck Carriers: Overall revenues decreased by $16.5 million when comparing 2014 to 2013.  The decrease was driven primarily by a reduction in the amount of supplemental cargo carried and a decrease in operating days due to scheduled drydocks in 2014.  The decrease in revenue resulted in gross voyage profit decreasing from $15.5 million in 2013 to $9.8 million in

2014.  Our fixed contract revenues for this segment were $62.0 million and $63.8 million in 2014 and 2013, respectively.  Our variable revenues were $16.0 million and $30.8 million for 2014 and 2013, respectively, and represent revenues derived from carrying supplemental cargoes for the U.S. government.  The 2014 operating cost for the vessels in this segment, as a percent of revenue, was over budget and approximately 3% higher as compared to 2013.

Dry Bulk Carriers: Overall revenues decreased $3.1 million and gross voyage profit increased $2.9 million when comparing 2014 to 2013.  The decrease in revenues is due to lower Handysize results caused principally by depressed charter rates, partially offset by our Capesize vessel, which is on a fixed time charter through the end of 2015.  Improved results from our minority investment in Mini-Bulkers added to the improved gross profit.

Rail-Ferry: Revenues decreased by $2.6 million when comparing 2014 to 2013.  Gross voyage profit decreased by $2.2 million when comparing 2014 to 2013.  The decrease in results are attributable mainly to a decrease in cargo volume carried, primarily northbound sugar cargoes.

Specialty Contracts: Revenues increased from $34.5 million in 2013 to $39.8 million in 2014 while gross voyage profit increased by $737,000 for the same period.  The improved revenues are the result of the addition during the fourth quarter of 2013 of one Multi-Purpose Heavy Lift chartered-in vessel, which generated a small gross profit margin.  Most of the improvement in gross voyage profit is attributable to our recent minority investment in two unconsolidated entities owning two Asphalt Tankers and two Chemical Tankers.

Other Income and Expenses

Administrative and General Expense:  Administrative and general expenses decreased from $22.4 million in 2013 to $21.0 million in 2014.  The following table shows the significant components of administrative and general expenses for the twelve months ending December 31, 2014 and 2013, respectively:

(All Amounts in Thousands)	Year Ended December 31,
A&G Expense	2014	2013

Wages and Benefits (1)	$10,513	$12,758
Executive Stock Compensation	1,535	1,419
Professional Services	2,559	2,585
Insurance and Worker's Compensation (2)	1,356	792
Office Building Expense	1,659	1,560
Other	3,363	3,264
TOTAL:	$20,985	$22,378

(1) The decrease is due to bonuses paid in 2013 but not in 2014

(2) The increase is due to self-insurance healthcare expenses.

Interest Expense increased from $9.5 million in 2013 to $10.0 million in 2014 primarily due to the financing of a purchase of a 2007 U.S. Flag PCTC in the third quarter of 2014, which we purchased from our lessor.

Derivative Loss/Gain increased to a $132,000 gain in 2014 from a $438,000 loss in 2013 based on changes in the fair value of the ineffective portion of our 2010 interest rate swap.

Other Income from Vessel Financing decreased from $2.1 million in 2013 to $1.9 million in 2014, driven by a lower principal balance upon which interest is earned on a note receivable issued to us in connection with our 2009 sale of vessels to an Indonesian company.

Foreign Exchange Loss of $184,000 in 2014 is associated with our normal recurring period-end currency revaluations, including the impact of revaluing our obligations relating to the Yen-denominated financing of one of our PCTC vessels. The exchange loss was principally attributable to a change in the exchange rate of 105.31 Yen to 1 USD at December 31, 2013 compared to 119.72 Yen to 1 USD at December 31, 2014, net of the impact of our foreign forward exchange contracts, which limit our exposure to fluctuations in the value of the Yen.  For more information on these arrangements, see Note M – Fair Value of Financial Instruments, Derivatives, and Marketable Securities.

Income Taxes

We recorded a tax valuation allowance of $13.9 million in 2014 based on a change in our estimates of future cash flows, which led us to determine that it was no longer more likely than not that we would realize the future tax benefit of our net U.S. tax deferred assets.  See “Critical Accounting Policies – Income taxes.”  Included in both our 2014 tax provision and 2013 tax benefits are taxes on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

For further information on certain tax laws and elections, see Note J - Income Taxes to the consolidated financial statements included herein.

Equity in Net (Income) Loss of Unconsolidated Entities

Equity in net (income) loss from unconsolidated entities, net of taxes, improved by $1.7 million from 2013 to 2014 primarily due to the positive contribution of our 30% investment in entities owning two Asphalt Tankers and two Chemical Tankers during 2014.

Year Ended December 31, 2013

compared to year ended december 31, 2012

(All Amounts in Thousands)	Jones Act*	Pure Car Truck Carriers	Dry Bulk Carriers	Rail Ferry	Specialty Contracts	Other	Total
2013
Fixed Revenue	$122,751	$63,777	$3,428	$-	$31,937	$-	$221,893
Variable Revenue	-	30,831	17,670	37,183	2,546	5	88,235
Total Revenue from External Customers	122,751	94,608	21,098	37,183	34,483	5	310,128
Intersegment Revenues (Eliminated)	-	-	-	-	-	(17,876)	(17,876)
Intersegment Expenses Eliminated	-	-	-	-	-	17,876	17,876
Voyage Expenses	84,942	77,078	17,588	29,166	29,057	(1,130)	236,701
Amortization Expenses	10,285	2,077	837	1,054	2,133	-	16,386
Loss of Unconsolidated Entities	-	-	1,587	74	-	-	1,661
Gross Voyage Profit	$27,524	$15,453	$1,086	$6,889	$3,293	$1,135	$55,380

Gross Voyage Profit Margin	22%	16%	5%	19%	10%	227%	18%

2012
Fixed Revenue	$33,721	$68,854	$9,541	$-	$34,799	$-	$146,915
Variable Revenue	-	44,667	16,539	33,335	727	1,313	96,581
Total Revenue from External Customers	33,721	113,521	26,080	33,335	35,526	1,313	243,496
Intersegment Revenues (Eliminated)	-	-	-	-	-	(18,638)	(18,638)
Intersegment Expenses Eliminated	-	-	-	-	-	18,638	18,638
Voyage Expenses	24,430	83,233	16,559	28,435	26,141	62	178,860
Amortization Expenses	2,800	2,455	2,576	1,040	730	-	9,601
(Income) Loss of Unconsolidated Entities	-	-	(75)	290	-	-	215
Gross Voyage Profit	$6,491	$27,833	$7,020	$3,570	$8,655	$1,251	$54,820

Gross Voyage Profit Margin	19%	25%	27%	11%	24%	95%	23%

*2012 reflects one month of UOS.

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the years 2013 and 2012, respectively:

Revenues
Thousands of Dollars
140,000
120,000
100,000
80,000
60,000
40,000
20,000
0
2013
2012
2013
2012
2013
2012
2013
2012
2013
2012
Jones Act
PCTC
Dry Bulk
Rail Ferry
Specialty
Variable Revenue
Fixed Revenue

The changes in revenue and expenses associated with each of our segments are discussed within the gross voyage profit margin analysis below:

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

Pure Car Truck Carriers: Overall segment revenues decreased by 17% or $18.9 million when comparing 2013 to 2012. The decrease in revenues is primarily attributable to (i) lower supplemental cargoes carried (approximately $12.9 million), (ii) lower MSP payments from the government due to sequestration budget cuts (approximately $2.0 million), and (iii) lower charter payments for one of our International flag vessels (approximately $1.2 million).  Gross voyage profit decreased from $27.8 million in 2012 to $15.5 million in 2013, reflecting the impact from the decrease in revenues mentioned above as well as higher cost associated with the sale leaseback of two PCTCs. Excluding the higher sale leaseback expense and operating costs associated with the reflagging of the vessel, there were no significant changes in the vessel operating costs year over year.

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

Specialty Contracts: Segment revenues decreased from $35.5 million in 2012 to $34.5 million in 2013 and gross voyage profit decreased from $8.7 million in 2012 to $3.3 million in 2013. The decrease in the gross voyage profit results was due to the lower revenues and gross voyage profits earned from our Ice Strengthened Multi-Purpose vessel, which was redelivered by MSC in September of 2012 and subsequently reflagged to international flag and operated on a spot market basis.

Other:  For this segment, gross voyage profit decreased from $1.3 million in 2012 to $1.1 million in 2013 due to lower brokerage commissions earned.

Other Income and Expenses

Administrative and General Expenses (A&G) decreased from $22.7 million in 2012 to $22.4 million in 2013.

The following table shows the significant A&G components for the twelve months ended December 31, 2013 and 2012:

(All Amounts in Thousands)	Year Ended December 31,
A&G Expense	2013	2012

Wages and Benefits	$12,758	$12,008
Executive Stock Compensation	1,419	1,216
Professional Services	2,585	4,157
Insurance and Worker's Compensation	792	568
Office Building Expense	1,560	1,408
Other	3,264	3,357
TOTAL:	$22,378	$22,714

The decrease of $300,000 in A & G expenses was primarily due to professional fees incurred during the fourth quarter of 2012 related to the UOS acquisition, partially offset by the incremental UOS overhead to manage UOS’ Tampa office.

Interest Expense decreased from $10.4 million in 2012 to $9.5 million in 2013 due to lower outstanding debt in 2013 and non-recurring bank fees incurred in 2012 related to our acquisition of UOS.

Derivative Loss decreased from $485,000 in 2012 to $438,000 in 2013. These losses represent the mark-to-market adjustment associated with the ineffective portion of a fixed interest rate swap and the termination of interest rate swaps contracts due to early debt retirements. For additional information, see Items 1A and 7A of this report and Note A – Significant Accounting Policies appearing at page F-11 of this report.

Gain on Sale of Investments decreased from $580,000 in 2012 to $0 in 2013. We did not hold any marketable securities in 2013.

Other Income from Vessel Financing decreased from $2.4 million in 2012 to $2.1 million in 2013 due to lower interest earned on a note receivable issued to us in connection with our 2009 sale of vessels we sold to an Indonesian company.

Investment Income decreased from $470,000 in 2012 to $114,000 in 2013 due to lower cash balances available to invest in 2013.

Foreign Exchange Gain of $5.9 million in 2013, an increase from a $5.5 million gain in 2012, was associated with the 2008 financing of a PCTC under a Yen-denominated arrangement in which our payment obligations for U.S. financial reporting purposes fluctuated with exchange rates until December 2013, when we entered into currency hedge transactions.  The gain was due to the revaluation of our Yen-denominated loan and the weakening of the value of the Yen since the end of 2012.  The exchange gain was based on a change in the exchange rate of 86.74 Yen to 1 USD at December 31, 2012 compared to 105.31 Yen to 1 USD at December 31, 2013, which was the rate governing our obligations under our December 2013 currency hedging transactions,  see Note M – Fair Value of Financial Instruments, Derivatives, and Marketable Securities.

Income Taxes

We recorded a benefit for income taxes of $12.3 million on our $7.9 million of income before Equity in Net (Loss)/Income of Unconsolidated Entities for the year ended December 31, 2013.  For the year ended December 31, 2012, income tax benefit was $157,000 on our $22.0 million of income before Equity in Net Income (Loss) of Unconsolidated Entities.  This favorable change in our tax benefit was the result of a $14.0 million reversal of a valuation allowance in the fourth quarter of 2013. With the acquisition of UOS in November 2012 and taking into consideration the projected taxable earnings from our Jones Act segment in future periods, we believed it was more likely than not that we would realize the deferred tax assets as of December 31, 2013. Our qualifying U.S. flag operations continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.  For additional information, see Note – J Income Taxes.

Equity in Net (Loss) Income of Unconsolidated Entities

Equity in Net (Loss) Income of Unconsolidated Entities, net of taxes, decreased from a loss of $215,000 in 2012 to a loss of approximately $1.7 million in 2013.  The decrease was primarily associated with the negative results from our minority equity investment in the Mini-Bulk carriers.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows included in the financial pages of this report.

Historical Information

The following table presents selected financial information as of and for the years ended December 31, 2014, 2013 and 2012 (All Amounts in Thousands):

	2014	2013	2012
Cash and Cash Equivalents	$21,133	$20,010	$19,868
Restricted Cash	$1,394	$8,499	$8,000
Working Capital (1)	$9,396	$16,408	$12,308
Net Cash Provided by Operating Activities	$23,651	$23,775	$9,834
Net Cash (Used in) Provided by Investing Activities	$(56,760)	$(32,525)	$80,695
Net Cash Provided by (Used in) Financing Activities	$34,232	$8,892	$(92,098)

 (1)  Defined as the difference between our total current assets and total current liabilities.

Working Capital

Our working capital decreased from $16.4 million at December 31, 2013 to $9.4 million at December 31, 2014. This $7.0 million decrease in working capital was primarily driven by an increase in current maturities of long term debt and accounts payable partially offset by a slight increase in cash and cash equivalents. The slight increase in cash and cash equivalents was a result of net cash provided by financing activities of $34.2 million, and net cash provided by operating activities of $23.7 million, which were mostly offset by cash used in investing activities of $56.8 million.  Total current liabilities of $76.1 million as of December 31, 2014 included $23.4 million of current maturities of long-term debt.

During 2013, our working capital increased from $12.3 million at December 31, 2012 to $16.4 million at December 31, 2013. This $4.1 million increase in working capital was primarily driven by a slight increase in cash and cash equivalents partially offset by a decrease in current payables and a decrease in accounts receivable. The slight increase in cash and cash equivalents was a result of cash provided by operating activities of $23.8 million and cash provided by financing activities of $8.9 million, which was partially offset by net cash used in investing activities of $32.5 million.  Total current liabilities of $70.4 million as of December 31, 2013 included $19.2 million of current maturities of long-term debt.

Restricted Cash

As of December 31, 2014, we had $1.4 million of cash classified as restricted cash related to certain UOS performance guarantees and required escrow of upcoming debt payments.

As of December 31, 2013, we had $8.5 million of cash classified as restricted cash, of which $6.0 million is associated with a performance guarantee and $2.5 million is associated with a covenant to maintain a minimum loan to value ratio on loans associated with the financing of one Capesize vessel, one Supramax Bulk Carrier, and three Handysize Bulk Carriers.

Of the $21.1 million of cash and cash equivalents reflected on our Consolidated Balance Sheet as of December 31, 2014,  approximately $3.8 million is held overseas and is subject to our non-repatriation commitment discussed under the heading “Tax Matters” in Item 1 of this annual report.  Consequently, these funds are available for use in the United States only to the extent of the repayment of any obligations that may in the future be owed to parent.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $23.7 million for 2014 was generated after adjusting net loss of $54.7 million upward for non-cash items such as (i) depreciation of $27.0 million, (ii) amortization of deferred charges and intangible assets of $22.6 million, and (iii) impairment loss of $38.2 million, which were partially offset by $12.5 million in drydocking charges and various other items specified in our Consolidated Statements of Cash Flows.

During 2013, net cash provided by operating activities of  $23.8 million for 2013 was generated after adjusting net income of $18.5 million upward for non-cash items such as (i) depreciation of $24.9 million, (ii) amortization of deferred charges and intangible assets of $17.3 million, and (iii) non-cash stock based compensation of $1.4 million, which were partially offset by (A) a non-cash foreign currency exchange gain of $5.9 million, (B) $18.2 million in drydocking charges, and (C) various other items specified in our Consolidated Statements of Cash Flows.

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

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities of $56.8 million for 2014 consisted of $68.2 million of capital expenditures primarily for the $55.6 million purchase of a previously leased 2007 PCTC, $5.0 million for the purchase and construction in progress of the New Orleans office building, and $7.6 million spent on vessel and other capital improvements.  In addition, we paid $7.9 million towards the acquisition of our minority investment in two Chemical Tankers and two Asphalt Tankers.  These cash outlays were partially offset by  a $9.1 million decrease in restricted cash, $4.0 million of cash received on  a note receivables,  as well as $4.6 million from the State of Louisiana under a relocation incentive program.

During 2013, net cash used in investing activities of $32.5 million for 2013 consisted of $32.5 million of capital expenditures primarily on our UOS fleet, a $2.7 million minority investment in two chemical tankers, an additional investment of $784,000 in Oslo Bulk Shipping Pte. Ltd., a $499,000 increase in restricted cash and a final post-closing adjustment payment of $2.5 million in connection with our acquisition of UOS.  These cash outlays were partially offset by $6.0 million from cash received on note receivables and $558,000 of principal payments received under a direct financing lease.

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

Net Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities of $34.2 million for 2014 included approximately $102.0 million of net proceeds from issuance of debt consisting of (i) $38.5 million in vessel purchase borrowings, (ii) $40.5 million in draws on our line of credit, and (iii) $23.0 million for the refinancing of a vessel, which was largely offset by $19.7 million of regularly scheduled debt payments, $23 million in payments on our line of credit, $11.4 million of debt prepayments, $1.2 million in additional deferred financing charges, and $12.5 million of common stock and preferred stock dividend payments.

During 2013, net cash provided by financing activities of $8.9 million for 2013 included approximately $53.3 million of net proceeds from the issuance of preferred stock and $76.0 million of proceeds from debt issuances, which was largely offset by $23.6 million of regularly scheduled debt payments, $36.8 million used for the early repayment of our U.S. credit facilities, $48.3  million of payments to reduce our line of credit indebtedness and $9.6 million of common stock and preferred stock dividend payments.

During 2012, net cash used in financing activities of $92.1 million included outflows for debt payments of $220.3 million, of which $39.1 million related to regularly scheduled debt payments, $66.5 million constituted payments to reduce our line of credit indebtedness and $114.7 million related to the debt prepayments.  These debt payments and our cash dividend payments of $8.4 million were partially offset by proceeds of $12.7 million from the final bank draw on a term loan for a Supramax Bulk Carrier delivered in January of 2012, $30.0 million for UOS vessels and total draws on our line of credit of $95.3 million.

Capital Expenditures

Our capital expenditures relate primarily to the purchase of vessels and capital improvements that enhance the value or safety of our vessels.

In addition to our periodic vessel purchases, we regularly incur drydocking and other capital expenditures on an ongoing basis in order to extend the useful life of our vessels, to improve and modernize our fleet, to comply with various requirements or standards imposed by insurers or governmental or quasi-governmental authorities, and to upgrade our on-shore infrastructure. We are also currently incurring capital expenditures to construct an office building which, upon completion, will serve as our new headquarters office.  The amount of our capital expenditures is influenced by, among other things, changes in regulatory, quasi-regulatory or insurance requirements or standards, drydocking schedules for our various vessels, demand for our services, cash flow generated by our operations, and cash required for other purposes. As noted below, our total capital expenditures for 2014, which we funded through working capital, were approximately $25.1 million.

(All Amounts in Thousands)
Capital Improvements	$4,097
Building	5,022
Construction In Progress	3,294
Drydock	12,517
Other	171
Total Capital Improvements to Vessels and Other	$25,101

Based on our current plans and strategies, we estimate expected capital improvements to vessels and drydock expenditures to be within the $35.0 million to  $40.0 million range for the year ended December 31, 2015.

Debt Obligations

During the quarter ended September 30, 2014, we entered into a new loan agreement for the purchase of our 2007 PCTC that we had previously been operating under a sale-leaseback arrangement.  Under this new loan agreement, we borrowed $38.5 million at a fixed rate of 4.35% with 24 quarterly payments and a final quarterly balloon payment of $20.7 million due on August 28, 2020.  We incurred deferred loan costs in the amount of approximately $519,000 on the new loan.  The new loan agreement requires us to pre-fund a portion of the upcoming quarterly scheduled debt payment currently constituting $387,000, which is classified as restricted cash on the balance sheet.  During the quarter ended September 30, 2014, we also refinanced one of our 1999 PCTCs by paying off all $11.4 million of our bank debt owed to DnB ASA and borrowing $23.0 million under a new loan agreement with RBS Asset Finance.  Under this new RBS loan agreement, we are obligated to pay variable interest at a 30 day Libor rate plus 2.75% and principal amortized over 84 monthly payments plus a final payment in August 2021.  The new loan costs and the old unamortized loan costs of approximately $230,000 and $225,000, respectively, were expensed as losses on the debt extinguishment.

On September 24, 2013, we refinanced  and retired our previously-existing revolving credit facility scheduled to expire in September 2014 and five-year variable rate financing agreement that we entered into on November 30, 2012.  Concurrently with these terminations, we and all of our domestic subsidiaries entered into a new senior secured credit facility (“Credit Facility”) that (i) increased our borrowing capacity up to $95.0 million, with a potential increase up to $145.0 million on the terms described below, (ii) modified our covenant restrictions, (iii) extended the maturity date of our facility to September 24, 2018, (iv) further monetized the value of our U.S. assets.  The total amount paid off on September 24, 2013 was approximately $46.6 million, of which $21.0 million was drawn from the new revolving credit facility under the Credit Facility.

The Credit Facility includes a term loan facility in the principal amount of $45.0 million and a revolving credit facility (the “LOC”) in the principal amount of up to $50.0 million. The LOC includes a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  The Credit Facility carries an accordion feature, whereby an additional term loan of up to $50.0 million may be advanced at the sole discretion of the lenders subject to certain financial requirements.  The Credit Facility has four lenders, each with commitments ranging from $15.0 million to $30.0 million. As of December 31, 2014, we had $38.5 million of borrowings and approximately $7.8 million of letters of credit outstanding under our LOC, leaving us with approximately $3.7 million of borrowing capacity.

Under the Credit Facility, each of our domestic subsidiaries is a joint and several co-borrower.  The obligations of all the borrowers under the Credit Facility are secured by all personal property of the borrowers, including the U.S. flagged vessels owned by

ISH’s domestic subsidiaries and collateral related to such vessels.  Several of our International flagged vessels are pledged as collateral securing several of our other secured debt facilities.    Effective for March 30 and September 30, 2014 and future periods, we amended the Credit Facility in the manner discussed below under the heading “Debt Covenants.”

The Credit Facility, as amended, includes usual and customary covenants and events of default for credit facilities of its type.  Our ability to borrow under the Credit Facility is conditioned upon continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those currently stipulating that we maintain a consolidated leverage ratio of 5.0 to 1.0, an EBITDAR to fixed charges ration of at least 1.1 to 1.0, liquidity of not less than $20.0 million, and a consolidated net worth of not less than the sum of $228.0 million, minus impairment losses, plus 50% of our consolidated net income earned after December 31, 2011, excluding the $38.2 million impairment loss, plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility). For information on the prior terms of these covenants, amendments to our covenants, and our compliance with these covenants, see “Debt Covenants” below.

We guarantee two separate loan facilities that one of our wholly-owned subsidiaries has investments in.  Under one facility, we guarantee 20% of our 25% equity position in the facility which owns numerous vessels.  As of December 31, 2014 and 2013, this guarantee equated to approximately $3.6 million and $3.9 million, respectively.  This guarantee reduces semi-annually by approximately $165,000 through December 2018.  Under a second facility, we guarantee $1.0 million which is non-amortizing and represents 25% of the overall bank guarantee covering an approximately $11.0 million facility. This guarantee was filed in February 2014 and will expire in December 2018.  In December 2017, our guarantee will be reduced from $1.0 million to $510,000 as a result of paying off a portion of the facility.

We owe various sums under several other credit agreements.  For information on these other credit agreements, see Note Q – Long Term Debt.

Lease Obligations

As of December 31, 2014,  we held six vessels under operating contracts and seven vessels under bareboat charter or lease agreements. The types of vessels held under these agreements include (i) a Molten-Sulphur Carrier in our Jones Act segment, (ii) two Pure Car Truck Carriers that operate under our PCTC segment, (iii) two Multi-Purpose vessels, two Tankers, five Container vessels, and one Heavy Lift vessel, all of which operate in our Specialty Contracts segment.

Our vessel operating lease agreements have early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances.  The lease agreements impose certain financial covenants, including defined minimum working capital and net worth requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, subject to certain specified exceptions.  These financial covenants are generally similar, to the above-described financial covenants set forth in the Credit Facility.  For additional information, including certain variances in the terms of our covenants, see “Debt Covenants” below.

On February 22, 2012, we completed a sale and leaseback transaction with Wells Fargo Bank Northwest National Association of our 2007-built PCTC.  The sale generated proceeds of $59.0 million, which we used to pay down debt of $54.5 million. Thereafter, we leased back the vessel under a ten-year lease agreement with early buyout options exercisable in 2017 and 2019 under certain specified circumstances.  The sale resulted in a gain of $14.9 million, which we recorded as a deferred gain on the balance sheet and recognize as income over the length of the lease.  In September 2014, we determined that it was better under current market conditions to buy back this vessel and have the flexibility to reflag it as a foreign vessel in anticipation of deploying the vessel at a higher operating margin in 2015.  We repurchased the vessel for $55.6 million and recorded the remaining unamortized deferred gain of $11.3 million as a reduction in the cost basis of the asset.

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

In conjunction with the acquisition of UOS in November 2012, we acquired three Integrated Tug/Barge units, two Bulkers and one Harbor Tug.  On September 25, 2013 we paid $7.2 million to purchase from a lessor another Integrated Tug/Barge unit the UOS had previously leased and operated as part of its fleet.

We also conduct certain of our operations from leased office facilities.  On September 19, 2013, we executed a five year lease agreement for office space in Tampa, Florida.  These offices serve the employees of UOS as well as employees from LMS and are located in the same building as the previous lease agreement. The lease calls for graduated payments that will be straight-lined over the 60 month term of the lease. In addition to the Tampa office, we lease our Shanghai, China office space under a two-year lease agreement through September 30, 2015.

We  plan to relocate our corporate headquarters from Mobile, Alabama to New Orleans, Louisiana during the first quarter of 2016 after we complete renovations of a new facility in downtown New Orleans.  Our renovation and moving costs will be partially offset by approximately $10.3 million in incentives offered by the State of Louisiana.  We are planning to sublease our Mobile office in the later part of 2015.   If a lessee cannot be secured we may incur a potential cash outlay of approximately $3.1 million.

In late 2014, we signed an eighteen month lease agreement for office space in the Pan American Life Center in New Orleans, Louisiana.  This temporary office space will hold our employees until the completion of our New Orleans corporate office building.

Debt Covenants

All of our principal credit agreements and operating leases require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage. For more information, see “Debt Obligations” in this Item 7 and “Risk Factors” in Item 1A of Part I of this report.

During the period ending March 31, 2014, our principal senior secured lenders and two of our lessors agreed at our request to, among other things, defer the date upon which we were required to attain a more stringent leverage ratio and increased liquidity from December 31, 2013 to June 30, 2014.  Under the prior terms, we were required to maintain a consolidated leverage ratio of 4.50 to 1.0 through the fiscal quarter ending December 31, 2013 and 4.25 to 1.0 thereafter, and liquidity of not less than $15 million through December 31, 2013 and $20 million thereafter.  Under the new terms, we were required to maintain a consolidated leverage ratio of 4.50 to 1.0 through the fiscal quarter ending June 30, 2014, and 4.25 to 1.0 thereafter, and liquidity of not less than $15 million through June 30, 2014 and $20 million thereafter.

Effective September 30, 2014, certain of our lenders and lessors agreed at our request to adjust our covenants to less stringent levels to provide relief from the accounting impact of our above-described September 2014 vessel purchase and refinancing transactions.  Two of our lenders elected to adjust our definition of EBITDA to disregard the impact of these transactions, which allowed the current ratios to remain in effect, while the remainder of our lenders and lessors agreed to amend the consolidated leverage and fixed charge coverage ratios as follows: we are required to maintain a consolidated leverage ratio of 5.00 to 1.0 through the fiscal quarter ending December 31, 2015, then 4.75 to 1.0 through the fiscal quarter ending March 31, 2016, then 4.50 to 1.0 beginning the quarter ending June 30, 2016 through the quarter ending September 30, 2016, and 4.25 to 1.0 thereafter and the minimum fixed charge coverage ratio we are required to maintain is 1.10 to 1.0 beginning with the quarter ending September 30, 2014 through the quarter ending December 31, 2014, 1.15 to 1.0 beginning with the quarter ending March 31, 2015 through the quarter ending December 31, 2015, 1.2 to 1.0 beginning with the quarter ending March 31, 2016 through the quarter ending June 30, 2016, and 1.25 to 1.0 thereafter (in each case as calculated under our amended debt agreements).

Effective December 31, 2014, each of our lenders and lessors agreed to our request to restate our tangible net worth covenant to exclude the non-cash estimated losses to be incurred as “Impairment Losses” relating to certain vessels classified as held for sale when calculating the minimum tangible net worth to be maintained for the covenants.  The impairment losses are deducted in full from the base and excluded for the future adjustments to the base resulting from the addition of 50% of the consolidated net income of the Company from future periods.

The following table represents the actual and required covenant amounts required under our principal credit agreements and operating leases as of and for the year ending December 31, 2014:

	Actual	Required (7)
Net Worth (thousands of dollars) (1)	$264,875	$261,573
Working Capital (thousands of dollars) (2)	$9,396	$1
Interest Expense Coverage Ratio (minimum) (3)	5.67	2.50
EBITDAR to Fixed Charges (minimum) (4)	1.14	1.10
EBITDAR to Fixed Charges (minimum) (4) Foreign	1.43	1.20
Total Indebtedness Leverage Ratio – EBITDAR (maximum) (5)	4.81	5.00
Total Indebtedness Leverage Ratio – EBITDAR (maximum) (5) Foreign	4.15	4.25
Minimum Liquidity (6)	$24,863	$20,000

1.	Defined as total stockholder’s equity less goodwill.
2.	Defined as total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between fixed charges to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”).
5.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.
6.	Defined as available borrowing capacity under our line of credit plus available cash
7.	As noted in the preceding paragraphs, the required ratios for certain of our agreements differ from those presented in the table above.

Our failure to produce improved results or obtain the necessary financing described on the previous page could jeopardize our ability to attain one or more of our financial covenants in the future.  Based on current conditions and our expectations that our performance will stabilize or improve marginally in the near term, we currently believe that we will be able to attain all of our financial covenants through December 31, 2015, but cannot assure you of this.  Our ability to attain our financial covenants after December 31, 2014 will be dependent upon a wide range of factors, several of which are outside of our control.  For additional information, see “Risk Factors – We cannot assure you that we will be able to comply with all of our loan covenants” in Item 1A of Part I of this report.

In the unanticipated event that our cash flow and capital resources are not sufficient to fund our debt service obligations, we could be forced to reduce or delay capital expenditures, sell assets, reduce or eliminate dividends payments, obtain additional capital, enter into financings of our unencumbered vessels or restructure debt.  Based on current circumstances, we believe we can continue to fund our working capital and routine capital, investment liquidity needs through cash flow from operations. To the extent we are required to seek additional capital, our efforts could be impacted by continuing uncertainties in the credit markets.  See “Risk Factors” in Item 1A of Part II of this report.

Liquidity and Covenant Compliance

Beginning in the fourth quarter of fiscal year 2014, we commenced a plan to evaluate our liquidity and capital resource needs for fiscal year 2015.  Our plan included the reduction of our quarterly cash dividend on common stock and the identification of five non-performing assets that were approved for sale by our Board of Directors during the fourth quarter and classified as held for sale on our December 31, 2014 balance sheet.  Additionally, in the fourth quarter, we completed the renewal of our contract with TEC.  As a result of this contract renewal and the impairment recorded on one of our assets held for sale, we evaluated the recoverability of our deferred tax assets and concluded that it is more likely than not that we will not recognize the benefits of our federal tax attributes and therefore, recorded a valuation allowance of on our deferred tax assets during the fourth quarter.

One of our held for sale assets was sold prior to December 31, 2014 and on March 5, 2015, we finalized the sale of one of the four remaining held for sale assets.  We are actively marketing the remaining three assets and expect to complete the sale of these assets prior to December 31, 2015.  The estimated proceeds from the remaining three assets held for sale are an integral part to our compliance with our minimum liquidity requirements.  Additionally, to generate additional liquidity, we could sell unencumbered vessels in our fleet and defer capital expenditures and dry docking costs that are not required until 2016.

We are also currently in discussions with our creditors to further monetize collateralized assets under our existing line of credit by increasing our availability by an additional $15 million.  We believe the amendment to the credit facility will be executed by the end of the first quarter or early second quarter of 2015. In addition to this amendment, we are also in the process of obtaining bank financing for approximately $6.9 million which will go towards the construction and renovation of our future corporate office in New Orleans.  We anticipate closing the financing by the end of the first quarter of 2015. In addition to the $6.9 million in bank financing, we have received approximately $4.6 million in incentives from the State of Louisiana and expect to receive another $0.6 million of incentives during 2015 which will offset the cost of constructing the new corporate office.  The remaining cost of approximately$6.9 million to complete the construction of the building will be funded by cash on hand.  If we are unsuccessful in increasing our availability under our line of credit and are unsuccessful in obtaining the additional financing with our current lenders, we could re-market our requests with other interested parties, seek loan refinancing to further monetize asset values on other vessels, or attempt to access the equity markets under our current open shelf registration. The timing and success of our financing activities cannot be assured.

Failure to execute our plan could impact our ability to be in compliance with our quarterly debt covenants in 2015 and could cause us to suffer an event of default, which could, among other things, accelerate our obligations under any such agreement or preclude us from making future borrowings.  Moreover, because our debt obligations are represented by separate agreements with different lenders, in some cases any breach of these covenants or any other default under one agreement may create an event of default under other agreements, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such other agreements (even though we may otherwise be in compliance with all of our obligations under those agreements).  An event of default under a single agreement , including one that is technical in nature or otherwise not material, could result in the acceleration of our debt obligations under multiple lending agreements.  The acceleration of any or all amounts due under our debt agreements or the loss of the ability to borrow under our revolving credit facility or other debt agreements could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In the event of non-compliance with our debt covenants, we would seek to amend the covenants, obtain waivers from each of our lenders in order to cure any instances of non-compliance, or sell vessels that are currently unencumbered by debt or that serve as collateral against our outstanding debt obligations.  The disposition of one or more of these vessels would provide us with additional liquidity and capital resources that could be used to pay down the balances owed under our current debt obligations.

Contractual Obligations and Other Commitments

The following is a summary of the scheduled maturities by period of our debt and lease obligations that were outstanding as of December 31, 2014:

(All Amounts in Thousands)
Debt and lease obligations	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt (including current maturities)	$242,888	$23,367	$24,206	$26,913	$120,265	$9,094	$39,043
Interest payments	63,000	9,633	9,765	9,261	9,652	8,674	16,015
Operating leases*	61,397	14,131	13,927	13,861	12,783	3,508	3,187
Terminal Obligation**	5,245	2,130	2,130	985	-	-	-
Total by period	$372,530	$49,261	$50,028	$51,020	$142,700	$21,276	$58,245

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

The table above reflects only contractual obligations as of December 31, 2014 and excludes among other things, (i) commitments made thereafter, (ii) options to purchase assets, including the vessel purchase options described under “Lease Obligations,” (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make, (v) open purchase orders and (vi) contributions that we expect to make to our pension plan and union-sponsored pension plans in 2015 and later, as described further below and in Note L – Employee Benefit Plans.

Pension and Post Retirement Obligations

We contributed $600,000 and $604,000 to our pension and post retirement plans, respectively, for the twelve months ended December 31, 2014.  We anticipate contributing approximately $600,000 to the pension plan for 2015.

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

As we continuously evaluate our pension plan investment diversification, we worked with our outside investment consultants and added new category funds, as well as replaced or altered the percentage of dollar investment placed in our current funds in our portfolio. We also increased our equity exposure.  Our new pension benchmark mix is 70% equities and 30% fixed instruments.  The additions of certain actively managed funds were selected to enhance our current passively managed selections.  We contributed $600,000 to our pension fund for the plan year 2014 to help offset a potential increase in future liabilities.  We will continue to monitor the pension plan quarterly with our investment consultants and will make any necessary adjustments if and when we deem them to be necessary (See Note L-Employee Benefit Plans).

Dividend Payments

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

On January 7, 2015, the Board of Directors declared a dividend of $2.375 and $2.25 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock and 9.0% Series B Cumulative Perpetual Preferred Stock, respectively, to preferred stockholders of record on January 29, 2015, which was paid on January 30, 2015.  Additionally, the Board of Directors declared a dividend of $0.25 per share of common stock to common stockholders of record as of February 19, 2015, which was paid on March 4, 2015.

Due to the projected high capital expenditure and the continued uncertainty of a recovery in the Dry Bulk market, our Board of Directors has set a $0.05 common stock dividend target for the first quarter of 2015 and remains committed to an ongoing dividend policy.

As described in greater detail in Item 1A of this report, the declaration and payment of any future dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Environmental Issues

Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $250,000 for each incident.

Certain international maritime organizations have proposed various regulations relating to marine fuel, emissions and ballast water that could in the aggregate increase our operating costs.  For additional information, see Items 1and 1A of this report.

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

New Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-8, “Presentation of Financial Statements and Property Plant and Equipment”, which changes the definition of discontinued operations.    The guidance permits only those disposed components (or components held-for-sale) representing a strategic shift that have (or will have) a major effect on operations and financial results to be reported in discontinued operations.    The new standard is effective prospectively for disposals (or classifications as held-for-sale) that occur after December 31, 2014.    Earlier adoption is permitted.    The Company elected to early adopt the accounting guidance during 2014.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2014 approximated its carrying value due to the short-term duration of the underlying securities. The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.

The fair value of long-term debt, which is calculated based on the current rates offered to us versus current rates on our outstanding obligations, was approximately $244.5 million as of December 31, 2014.  We pay variable interest on all of our long-term debt, except with respect to the debt we incurred in the third quarter of 2014 to finance the repurchase of our 2007 PCTC and our variable-to-fixed interest rate swap described below.  Accordingly, a 10% increase in interest rates would increase our interest expense by approximately $620,000, although it would not materially impact the fair value of our long-term debt.

From time to time, we enter into interest rate swap agreements to manage well-defined interest rate risks and we record the fair value of the interest rate swaps as an asset or liability on our balance sheet. At December 31, 2014, we had one interest rate swap applicable to 10% of our total debt, which has a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010. The notional amount under this contract is $37.6 million (based on a Yen to USD exchange rate of 119.72 as of December 31, 2014). With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings. The change in fair value related to the ineffective portion of this swap is reflected in our results of operations for the year ended December 31, 2014 as a $132,000 gain.

For the interest rate swap we have in place, we are the fixed rate payor and the commercial banks are the floating rate payor.  The fair value of this agreement at December 31, 2014, which is estimated based on the amount that the banks would receive or pay to terminate the swap agreements at the reporting date, taking into account current market conditions and interest rates, was a liability of $3.0 million. A hypothetical 10% decrease in interest rates as of December 31, 2014, would have increased this liability to an aggregate liability of $3.3 million.

Commodity Price Risk

As of December 31, 2014, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry and Jones Act segments. We have fuel surcharges and escalation adjustments in place for both of these segments, which we believe mitigated the price risk for those services during 2014. We estimated that a 20% increase in the average price of fuel for the period January 1, 2014 through December 31, 2014 would have resulted in an increase of approximately $873,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.12 in our basic earnings per share based on the shares of our common stock outstanding as of December 31, 2014. The additional fuel costs assume revenue from escalation adjustments but that no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates. Our time charterers in the PCTCs, Dry Bulk Carriers and Specialty Contracts segments are responsible for purchasing vessel fuel requirements under governing time charters; thus, our fuel price risk is currently limited to any voyage charters concluded within our Dry Bulk Carriers segment.    Since the voyage charters in our Dry Bulk Carriers segment currently are generally short term transactions the applicable voyage freight rates are based on current fuel costs.

Foreign Currency Exchange Rate Risk

We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2013 and 2014. These contracts mature on various dates during 2014 and 2015 (See Note M-Fair Value of Financial Instruments,  Derivatives, and Marketable Securities). The fair value of these contracts at December 31, 2014 is a liability of approximately $4.3 million. A hypothetical 10% adverse change in exchange rates at December 31, 2014 would have increased this liability to an aggregate liability of approximately $4.7 million.  On January 23, 2008, one of our wholly-owned subsidiaries entered into a Senior Secured Term Loan Facility denominated in Japanese Yen for the purchase of a newbuilding PCTC, which was completed and delivered in March 2010. Subsequently, we entered into a variable-to-fixed Yen interest rate swap (the “Facility”) designed to set the interest at 2.065%.  In June 2009, we received notification that our lender would be exercising its option to reduce the Yen financing on this vessel from 80% to 65% of the delivered vessel cost. The loan was fully drawn in March 2010 to the full amount available of Yen 5,102,500,000. Under current accounting guidelines, since this Facility is not denominated in our functional currency, the outstanding principal balance of the Facility as of the end of each reporting period is to be revalued in terms of USD, with any adjustments in the principal amount of USD owed recorded to earnings. Prior to December 2013, due to the amount of the Facility, we sustained fluctuations that significantly impacted our reported results.  In December 2013, we entered into three forward foreign exchange contracts totaling approximately Yen 3.3 billion in order to limit our exposure to currency fluctuations and to provide us with the option to fully pay off our current Yen Facility at an approximate exchange rate of 102.53 to $1.00.  One of these contracts was exercised in March 2014 and one was exercised in June 2014.  The remaining July contract for 3.1 billion Yen was rolled forward under four contracts, one which expired in September and December 2014, and one which coincides to the next scheduled quarterly loan installments on March 2015 of approximately 85 million Yen, and the remaining 2.885 billion Yen matures in April 2015.  These remaining contracts limit our exposure to currency fluctuations. As such, any future fluctuations of the Yen will no longer materially affect our reported results.

The change in the Yen to USD exchange rate at December 31, 2014 compared to December 31, 2013, resulted in a net loss primarily associated with the ineffective portion of our Yen facility of $184,000.  This amount is reported under Interest and Other on our Consolidated Statements of Income (Loss).

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

As of December 31, 2014, we conducted an evaluation of the effectiveness of our disclosure controls and procedures.  The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on that evaluation as of December 31, 2014, our CEO and CFO have concluded that our disclosure controls and procedures are effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on our assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer.  In the event that we make any changes (other than by a technical, administrative or non-substantive amendment) to, or provide any waivers from, the provisions of our code of conduct applicable to our directors or executive officers, we intend to disclose these events on our website or in a report on Form 8-K filed with the SEC.    In addition, (i) the audit, compensation and nominating and governance committees of our Board have each adopted written charters governing their operations and (ii) our Board has adopted written corporate governance guidelines.  Interested persons may obtain a copy of these materials without charge by writing to International Shipholding Corporation, Attention: Manuel G. Estrada, Vice President and Chief Financial Officer, 11 North Water Street, RSA Battle House Tower, 18th Floor, Mobile, Alabama 36602.  Copies are also available on the Investor Relations section of our website at www.intship.com.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	135,014	-	116,205
Total	135,014	-	116,205

(1)	Represents 135,014 outstanding restricted stock units.
(2)	Represents 116,205 securities available for issuance under the 2011 Stock Incentive Plan.

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

(i) The following financial statements and related notes are included on pages F-1 through F-54 of this Form 10- K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

The following financial statement schedules are included on page F-55 of this Form 10-K.

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

(3.1)

Restated Certificate of Incorporation of the Registrant, as amended through May 19, 2010 (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Form 10-Q dated July 28, 2010 and incorporated herein by reference).

(3.2)

By-Laws of the Registrant as amended through October 28, 2009 (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant's Form Current Report on Form 8-K dated November 2, 2009 and incorporated herein by reference).

(4.1)	Specimen of Common Stock Certificate (filed as an exhibit to the Registrant's Form 8-A filed with the Securities and Exchange Commission on April 25, 1980 and incorporated herein by reference).
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

(10.1)

Credit Agreement, dated as of August 2, 2010, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and ING Bank N.V., London Branch, as facility agent and security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Form 10-Q/A dated December 23, 2010 and incorporated herein by reference) (On December 28, 2010, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit.).

(10.2)

Second Amendment to the Credit Agreement, dated November 4, 2014, to the Credit Agreement, dated as of August 2, 2010, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and ING Bank N.V., London Branch, as facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference).

(10.3)

Third Amendment to the Credit Agreement, dated November 25, 2014, to the Credit Agreement, dated as of August 2, 2010, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and ING Bank N.V., London Branch, as facility agent and security trustee.*

(10.4)

Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DNB Bank ASA, as facility agent and as security trustee. (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-K for the annual period ended December 31, 2007 and incorporated herein by reference).

(10.5)

Seventh Amendment to the Credit Agreement, dated October 31, 2014, to the Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DNB Bank ASA, as facility agent and as security trustee (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference).

(10.6)

Eighth Amendment to the Credit Agreement, dated November 25, 2014, to the Credit Agreement, dated as of January 23, 2008, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions party thereto, as lenders, DNB Bank ASA, as facility agent and as security trustee*

(10.7)

Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference).

(10.8)

Second Amendment to the Credit Agreement, dated November 4, 2014, to the Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference).

(10.9)

Third Amendment to the Credit Agreement, dated November 25, 2014, to the Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee.*

(10.10)

Credit Agreement, dated as of June 29, 2011, by and among LCI Shipholdings, Inc. and Waterman Steamship Corporation, as joint and several borrowers, the Registrant, as guarantor, DNB Bank ASA and HSH Nordbank AG, New York Branch, as lenders, DNB Bank ASA, as bookrunner, facility agent and security trustee and DNB Bank ASA and HSH Nordbank AG, New York Branch, as mandated lead arrangers (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011 and incorporated herein by reference).

(10.11)	Credit Agreement, dated as of December 28, 2011, by and among LCI Shipholdings, Inc. (assigned to Waterman Steamship Corporation), as Borrower, Capital One, National Association, as lender.*
(10.12)

First Amendment to the Credit Agreement, dated as of December 14, 2012,  to the credit agreement dated as of December 28, 2011, is made between LCI Shipholdings, Inc. (assigned to Waterman Steamship Corporation), as Borrower, Capital One, National Association, as lender.*

(10.13)

Second Amendment to the Credit Agreement, dated as of October 30, 2014,  to the credit agreement dated as of December 28, 2011, is made between LCI Shipholdings, Inc. (assigned to Waterman Steamship Corporation), as Borrower, Capital One, National Association, as lender.*

(10.14)

Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s form 10-Q for the quarterly period ended September 30, 2013 and incorporated herein by reference).

(10.15)

First Amendment to Credit Agreement and Consent Agreement, dated as of March 31, 2014, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders (filed with the Securities and Exchange Commission as Exhibit 10.7 in Registrant’s Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference) (The Securities and Exchange Commission has granted confidential treatment with respect to certain portions of this exhibit).

(10.16)

Second Amendment to Credit Agreement and Consent Agreement, dated as of October 27, 2014, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders (filed with the Securities and Exchange Commission as Exhibit 10.10 to the Registrant’s form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference).

(10.17)

Third Amendment to Credit Agreement and Consent Agreement, dated as of November 18, 2014, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders*

(10.18)

Credit Agreement, dated as of August 25, 2014, by and among LCI Shipholdings, Inc., a non-resident corporation organized under the laws of the Republic of the Marshall Islands, as Borrower, International Shipholding Corporation, as Guarantor, and RBS Asset Finance, Inc., a New York corporation, as Lender (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant’s form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference).

(10.19)

First Amendment to the Credit Agreement, dated October 31, 2014, to the  Credit Agreement, dated as of August 25, 2014, by and among LCI Shipholdings, Inc., a non-resident corporation organized under the laws of the Republic of the Marshall Islands, as Borrower, International Shipholding Corporation, as Guarantor, and RBS Asset Finance, Inc., a New York corporation, as Lender (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference).

(10.20)

Second Amendment to the Credit Agreement, dated December 9, 2014, to the  Credit Agreement, dated as of August 25, 2014, by and among LCI Shipholdings, Inc., a non-resident corporation organized under the laws of the Republic of the Marshall Islands, as Borrower, International Shipholding Corporation, as Guarantor, and RBS Asset Finance, Inc., a New York corporation, as Lender*

(10.21)

Credit Agreement, dated as of August 26, 2014, by and among LCI Shipholdings, Inc. (assigned to Waterman Steamship Corporation), as Borrower, DVB Bank SE, as Facility Agent and Security Trustee, and the Banks and Financial Institutions from time to time party thereto (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference).

(10.22)

First Amendment to the Credit Agreement, dated October 28, 2014, to the Credit Agreement, dated as of August 26, 2014, by and among LCI Shipholdings, Inc. (assigned to Waterman Steamship Corporation), as Borrower, DVB Bank SE, as Facility Agent and Security Trustee, and the Banks and Financial Institutions from time to time party thereto (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference).

(10.23)

Second Amendment to the Credit Agreement, dated November 20, 2014, to the Credit Agreement, dated as of August 26, 2014, by and among LCI Shipholdings, Inc. (assigned to Waterman Steamship Corporation), as Borrower, DVB Bank SE, as Facility Agent and Security Trustee, and the Banks and Financial Institutions from time to time party thereto*

(10.24)

Third Amendment to the Credit Agreement, dated November 24, 2014, to the Credit Agreement, dated as of August 26, 2014, by and among LCI Shipholdings, Inc. (assigned to Waterman Steamship Corporation), as Borrower, DVB Bank SE, as Facility Agent and Security Trustee, and the Banks and Financial Institutions from time to time party thereto*

(10.25)

International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference).

(10.26)

Form of Incentive Agreement dated January 28, 2014 under the International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for quarterly period ended March 31, 2014 and incorporated herein by reference).

(10.27)

Change of Control Agreement, by and between the Registrant and Niels M. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference).

(10.28)

Change of Control Agreement, by and between the Registrant and Erik L. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference).

(10.29)

Change of Control Agreement, by and between the Registrant and Manuel G. Estrada, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference).

(10.30)

Form of Indemnification Agreement, by and between the Registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference).

(10.31)

Description of Director Compensation Program (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

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

INTERNATIONAL SHIPHOLDING CORPORATION

(Registrant)

/s/ Manuel G. Estrada

March 12, 2015By ______________________________

Manuel G. Estrada

Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTERNATIONAL SHIPHOLDING CORPORATION

(Registrant)

/s/ Niels M. Johnsen

March 12, 2015By ____________________________

Niels M. Johnsen

Chief Executive Officer and

Chairman of the Board

/s/ Erik L. Johnsen

March 12, 2015By ____________________________

Erik L. Johnsen

President and Director

/s/ Edwin A. Lupberger

March 12, 2015By ____________________________

Edwin A. Lupberger

Director

/s/ H. Merritt Lane III

March 12, 2015By ____________________________

H. Merritt Lane III

Director

/s/ T. Lee Robinson, Jr.

March 12, 2015By ____________________________

T. Lee Robinson, Jr.

Director

/s/ James J. McNamara

March 12, 2015By ____________________________

James J. McNamara

Director

/s/ Kenneth H. Beer

March 12, 2015By ____________________________

Kenneth H. Beer

Director

/s/ Harris V. Morrissette

March 12, 2015By ____________________________

Harris V. Morrissette

Director

/s/ Manuel G. Estrada

March 12, 2015 By ____________________________

Manuel G. Estrada

Vice President and Chief Financial Officer

/s/ Kevin M. Wilson

March 12, 2015By __________________________

Kevin M. Wilson

Controller

Index of Financial Statements

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

International Shipholding Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of International Shipholding Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9a.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 12, 2015

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(All Amounts in Thousands Except Share Data)

	Twelve Months Ended December 31,
	2014	2013	2012

Revenues	$294,834	$310,128	$243,496
Operating Expenses:
Voyage Expenses	223,040	236,701	178,860
Amortization Expense	22,107	16,386	9,601
Vessel Depreciation	26,233	24,363	24,366
Other Depreciation	751	567	609
Administrative and General Expenses	20,985	22,378	22,714
Impairment Loss	38,213	-	-
Loss (Gain) on Sale of Other Assets	2	16	(16,625)

Total Operating Expenses	331,331	300,411	219,525

Operating (Loss) Income	(36,497)	9,717	23,971

Interest and Other:
Interest Expense	9,962	9,504	10,409
Derivative (Gain) Loss	(132)	438	485
Gain on Sale of Investment	-	-	(580)
Other Income from Vessel Financing	(1,858)	(2,122)	(2,387)
Investment Income	(373)	(114)	(470)
Foreign Exchange Loss (Gain)	184	(5,914)	(5,506)
	7,783	1,792	1,951
(Loss) Income Before Provision (Benefit) for Income Taxes and Equity in Net Income of Unconsolidated Entities	(44,280)	7,925	22,020

Provision (Benefit) for Income Taxes:	10,429	(12,268)	(157)
Equity in Net Income (Loss) of Unconsolidated Entities (Net of Applicable Taxes)	10	(1,661)	(215)

Net (Loss) Income	$(54,699)	$18,532	$21,962

Preferred Stock Dividends	5,221	3,226	-

Net (Loss) Income Available to Common Stockholders	$(59,920)	$15,306	$21,962

Basic and Diluted (Loss) Earnings Per Common Share:
Basic (Loss) Earnings Per Common Share:	$(8.23)	$2.11	$3.05

Diluted (Loss) Earnings Per Common Share:	$(8.23)	$2.10	$3.04

Weighted Average Shares of Common Stock Outstanding:
Basic	7,284,482	7,237,472	7,195,606
Diluted	7,284,482	7,282,676	7,213,288

Common Stock Dividends Per Share	$1.00	$1.00	$1.00

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All Amounts in Thousands)

	Twelve Months Ended December 31,
	2014	2013	2012
Net (Loss) Income	$(54,699)	$18,532	$21,962
Other Comprehensive (Loss) Income:
Unrealized Foreign Currency Translation Loss	(250)	(64)	95
Unrealized Holding Gain on Marketable Securities	-	-	(128)
Change in Fair Value of Derivatives	614	3,073	1,243
Change in Funded Status of Defined Benefit Plan	(2,844)	8,027	(2,209)
Comprehensive (Loss) Income	$(57,179)	$29,568	$20,963

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
ASSETS	2014	2013

Cash and Cash Equivalents	$21,133	$20,010
Restricted Cash	1,394	8,499
Accounts Receivable, Net of Allowance for Doubtful Accounts	31,322	30,417
Prepaid Expenses	10,927	8,493
Deferred Tax Assets	408	3,084
Other Current Assets	370	1,029
Notes Receivable	3,204	3,987
Material and Supplies Inventory	9,760	11,322
Assets Held for Sale	6,976	-
Total Current Assets	85,494	86,841

Investment in Unconsolidated Entities	21,837	14,818

Vessels, Property, and Other Equipment, at Cost:
Vessels	520,026	582,416
Building	1,354	1,211
Land	623	623
Leasehold Improvements	26,348	26,348
Construction in Progress	2,371	2,673
Furniture and Equipment	10,461	11,727
	561,183	624,998
Less - Accumulated Depreciation	(186,450)	(175,106)
	374,733	449,892

Other Assets:
Deferred Charges, Net of Accumulated Amortization	28,657	29,309
Intangible Assets, Net of Accumulated Amortization	25,042	28,756
Due from Related Parties	1,660	1,974
Notes Receivable	24,455	27,659
Goodwill	2,735	2,735
Deferred Tax Assets	-	7,325
Assets Held for Sale	48,701	-
Other	4,843	7,383
	136,093	105,141

TOTAL ASSETS	$618,157	$656,692

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Share Data)

	December 31,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Maturities of Long-Term Debt	$23,367	$19,213
Accounts Payable and Other Accrued Expenses	52,731	51,220
Total Current Liabilities	76,098	70,433

Long-Term Debt, Less Current Maturities	219,521	179,016

Other Long-Term Liabilities:
Incentive Obligation	4,644	5,397
Other	50,284	65,306

TOTAL LIABILITIES	350,547	320,152

Stockholders' Equity:
Preferred Stock, $1.00 Par Value, 9.50% Series A Cumulative Perpetual
Preferred Stock, 650,000 Shares Authorized, 250,000 Shares Issued and
Outstanding at December 31, 2014 and December 31, 2013, Respectively	250	250
Preferred Stock, $1.00 Par Value, 9.00% Series B Cumulative Perpetual
Preferred Stock, 350,000 Shares Authorized, 316,250 Shares Issued and
Outstanding at December 31, 2014 and December 31, 2013, Respectively	316	316
Common Stock, $1.00 Par Value, 20,000,000 Shares Authorized,
7,301,657 and 7,248,350 Shares Outstanding at December 31, 2014
and December 31, 2013, Respectively	8,743	8,692
Additional Paid-In Capital	140,960	140,115
Retained Earnings	159,134	226,480
Treasury Stock, 1,388,078 Shares at December 31, 2014 and
1,388,066 Shares at December 31, 2013	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(16,390)	(13,910)
TOTAL STOCKHOLDERS' EQUITY	267,610	336,540

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$618,157	$656,692

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(All Amounts in Thousands)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance at December 31, 2011	$-	$8,606	$85,830	$204,109	$(25,403)	$(23,947)	$249,195

Comprehensive Income:
Net Income	-	-	-	21,962	-	-	21,962
Other Comprehensive Income (Loss):	-	-	-	-	-	(999)	(999)
Total Comprehensive Income							20,963
Compensation Expense - restricted stock (net of forfeited shares)	-	26	532	-	-	-	558
Common Stock Dividends	-	-	-	(8,417)	-	-	(8,417)
Balance at December 31, 2012	$-	$8,632	$86,362	$217,654	$(25,403)	$(24,946)	$262,299

Comprehensive Income:
Net Income	-	-	-	18,532	-	-	18,532
Other Comprehensive Income:	-	-	-	-	-	11,036	11,036
Total Comprehensive Income							29,568
Compensation Expense - restricted stock (net of forfeited shares)	-	60	986	-	-	-	1,046
Issuance of Preferred Stock	566	-	52,767	-	-	-	53,333
Preferred Stock Dividends	-	-	-	(2,346)	-	-	(2,346)
Accrued Dividends on Restricted Stock Units	-	-	-	(98)	-	-	(98)
Common Stock Dividends	-	-	-	(7,262)	-	-	(7,262)
Balance at December 31, 2013	$566	$8,692	$140,115	$226,480	$(25,403)	$(13,910)	$336,540

Comprehensive Loss:
Net Loss	-	-	-	(54,699)	-	-	(54,699)
Other Comprehensive Loss:	-	-	-	-	-	(2,480)	(2,480)
Total Comprehensive Loss							(57,179)
Compensation Expense - restricted stock (net of forfeited shares)	-	51	845	-	-	-	896
Preferred Stock Dividends	-	-	-	(5,221)	-	-	(5,221)
Accrued Dividends on Restricted Stock Units	-	-	-	(137)	-	-	(137)
Common Stock Dividends	-	-	-	(7,289)	-	-	(7,289)
Balance at December 31, 2014	$566	$8,743	$140,960	$159,134	$(25,403)	$(16,390)	$267,610

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All Amounts in Thousands)

	Twelve Months Ended December 31,
	2014	2013	2012

Cash Flows from Operating Activities:
Net (Loss) Income	$(54,699)	$18,532	$21,962
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by
Operating Activities:
Depreciation	26,984	24,930	24,975
Amortization of Deferred Charges	18,840	11,638	7,979
Amortization of Intangible Assets	3,714	5,701	3,055
Deferred Tax	10,350	(12,351)	(453)
Non-Cash Share Based Compensation	1,537	1,420	1,216
Equity in Net (Income) Loss of Unconsolidated Entities	(10)	1,661	215
Dividends from Unconsolidated Entities	875	-	-
Impairment Loss	38,213	-	-
Loss (Gain) on Sale of Assets	2	16	(16,625)
Gain on Sale of Investments	-	-	(580)
Loss (Gain) on Foreign Currency Exchange	184	(5,914)	(5,506)
Changes in:
Deferred Drydocking Charges	(12,517)	(18,176)	(11,304)
Accounts Receivable	(3,592)	2,014	(3,533)
Inventories and Other Current Assets	(2,482)	(767)	(2,734)
Other Assets	(540)	840	2,121
Accounts Payable and Accrued Liabilities	203	(9,478)	(6,804)
Other Long-Term Liabilities	(3,411)	3,709	(4,150)
Net Cash Provided by Operating Activities	23,651	23,775	9,834

Cash Flows from Investing Activities:
Principal payments received under Direct Financing Leases	-	558	3,877
Acquisition of Frascati Shops Inc and Tower, LLC	-	-	(620)
Capital Improvements to Vessels and Other Assets	(68,203)	(32,543)	(50,729)
Proceeds from Sale of Assets	1,659	-	225,315
Proceeds from the New Orleans Incentive	4,579	-	-
Proceeds from Sale of Marketable Securities	-	-	12,433
Investment in Unconsolidated Entities	(7,887)	(3,520)	(1,000)
Net Decrease (Increase) in Restricted Cash Account	9,105	(499)	(1,093)
Acquisition of United Ocean Services, LLC, net of cash acquired	-	(2,475)	(112,242)
Proceeds from Payments on Note Receivables	3,987	5,954	4,754
Net Cash Provided by (Used In) Investing Activities	(56,760)	(32,525)	80,695

Cash Flows from Financing Activities:
Issuance of Preferred Stock	-	53,333	-
Proceeds from Issuance of Debt	102,046	76,000	137,930
Repayment of Debt	(54,082)	(108,711)	(220,337)
Additions to Deferred Financing Charges	(1,222)	(2,122)	(1,274)
Dividends Paid	(12,510)	(9,608)	(8,417)
Net Cash Provided by (Used in) Financing Activities	34,232	8,892	(92,098)

Net Increase (Decrease) in Cash and Cash Equivalents	1,123	142	(1,569)
Cash and Cash Equivalents at Beginning of Period	20,010	19,868	21,437

Cash and Cash Equivalents at End of Period	$21,133	$20,010	$19,868
Supplemental Disclosure of non-cash investing activities
Additions to vessels, property, plant and equipment included in accounts payable and other accrued expenses	$1,018	$224	$-

The accompanying notes are an integral part of these statements.

Index of Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation - International Shipholding Corporation (a Delaware corporation) and its majority-owned subsidiaries, referred to in this report using the terms “we,” “us,” “our,” and “the Company”, operate a diversified fleet of U.S. and International Flag vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium to long-term charters or contracts of affreightment.  At December 31, 2014, our fleet consisted of 54 ocean-going vessels and related shoreside facilities.  Our core business strategy consists of identifying growth opportunities in niche markets as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse ortfolio of medium to long-term contracts, as well as protect our long-standing customer base by providing quality transportation services. From time to time, we augment our core business strategy with opportunistic transactions involving short term spot market contracts.  The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Certain previously reported amounts have been reclassified to conform to the 2014 presentation.  Specifically, drydock amortization is presented in amortization expense, which was previously recorded as part of the voyage expenses, and miscellaneous depreciation expense, which was previously recorded as part of voyage expense and administrative and general expense, is now included in other depreciation expense in the Consolidated Statements of Income and other tables herein (See Note F – Goodwill, Other Intangible Assets, and Deferred Charges and Note G – Property, Plant and Equipment).

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

The Maritime Security Act, which established the MSP, was signed into law in October of 1996 and has been extended to 2025.  We recognize MSP revenue on a monthly basis over the duration of the qualifying contracts.  The carrying amount approximates fair value for these instruments.  As of December 31, 2014, four of our PCTCs, two of our Container vessels, and one Multi-Purpose vessel were qualified and received contracts for MSP participation.  Each of these vessels earned approximately $3.1 million in 2014, $2.8 million in 2013, and $3.1 million in 2012.

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

Index of Financial Statements

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

Inventories - The Company values spare parts and warehouse inventories at the lower of cost or market, using the first-in, first-out (FIFO) method of accounting. Fuel inventory is based on the average inventory method of accounting. As of December 31, 2014 and 2013, our inventory balances were approximately $9.8 million and $11.3 million, respectively. Our inventory consists of three major classes, the break out of which is included in the following table:

(All Amounts in Thousands)	For the Years Ended December 31,
Inventory Classes	2014	2013
Spare Parts Inventory	$3,253	$3,968
Fuel Inventory	3,967	4,663
Warehouse Inventory	2,540	2,691
	$9,760	$11,322

Vessels, Property and Other Equipment - For financial reporting purposes, vessels are depreciated over their estimated useful lives using the straight-line method to the estimated salvage value.

Estimated useful lives (in years) of Vessels, Leasehold Improvements, and Furniture and Equipment from now or when built are as follows:

Jones Act
	1	Coal Carrier	15
	2	Bulk Carriers	25
	1	Harbor Tug	20
	3	ATB Barge and Tug Units	9-30
	1	ITB Barge and Tug Unit	9-30
Pure Car Truck Carriers
	5	Pure Car/Truck Carriers	20-25
Rail Ferry
	2	Special Purpose Vessels	25
		Building	15-25
Dry Bulk Carriers
	5	Bulk Carriers	25
Specialty Contracts
	1	Special Purpose Vessel	25
Other
		Leasehold Improvements	10-20
		Other Equipment	3-12
		Furniture and Equipment	3-10

At December 31, 2014, our fleet of 54 vessels also included (i) a Molten Sulphur Carrier, two Multi-Purpose vessels, five Container vessels, which we charter in one of our services, (ii) two Pure Car Truck Carriers, (iii) two Tankers, (iv) sixteen Mini-Bulker Carriers, (v) two Chemical and two Asphalt Tankers, and (vi) one Multi-Purpose heavy lift vessel.  Included in the assets above, one ATB Barge and Tug Unit and three Handysize Bulk Carriers are held for sale and depreciation has been ceased as of December 31, 2014.

Costs of all major property additions and betterments are capitalized.  Ordinary maintenance and repair costs are expensed as incurred.  Interest and finance costs relating to vessels and other equipment under construction are capitalized to properly reflect the

Index of Financial Statements

cost of assets acquired.  Capitalized interest totaled $120,000,  $52,000 and $120,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Capitalized interest was calculated based on our weighted-average interest rate on our outstanding debt.

We monitor our fixed assets for impairment and perform an impairment analysis in accordance with Accounting Standards Codification (“ASC”) Topic 360 when triggering events or circumstances indicate a fixed asset or asset group may be impaired.  Such events or circumstances may include a decrease in the market price of the long-lived asset or asset group or a significant change in the way the asset is being used. Once a triggering event or circumstance is identified, an analysis is done which shows the net book value of the asset as compared to the estimated undiscounted future cash flows the asset will generate over its remaining useful life. It is possible that our asset impairment review would include a determination of the asset’s fair value based on a third-party evaluation or appraisal. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying value or the fair value less costs to sell. We recorded impairment charges of $38.2 million during 2014 related to five vessels that met the held for sale criteria in the fourth quarter (See Note H – Impairment of Long Lived Assets).

Assets Held for Sale – As a result of continued evaluation of strategic alternatives, during the fourth quarter 2014, we committed to a plan to sell three Handysize vessels and one Tug-Barge unit which was inactive.  Upon approval of this plan, the assets met all of the criteria under ASC 360 to qualify as assets held for sale.  The three Handysize vessels and the related equipment have a fair value less cost to sell of approximately $48.7 million which is classified as long term assets held for sale.  Each of these vessels has long term debt instruments associated with them totaling approximately $41.4 million which will be paid off at the time of sale.  Additionally, the three Handysize vessels have inventory of approximately $0.5 million which was included in current assets held for sale.  The Tug-Barge unit has a fair value less cost to sell of approximately $6.4 million which was included in current assets held for sale.

Drydocking Costs - We defer certain costs related to the drydocking of our vessels.  Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years). Because drydocking charges can be material in any one period, we believe that the capitalization and amortization of these costs over the drydocking period provides a better matching with the future revenue generated by our vessels. We capitalize only those costs that are incurred to meet regulatory requirements. Normal repairs, whether incurred as part of the drydocking or not, are expensed as incurred (See Note F – Goodwill, Other Intangible Assets, and Deferred Charges).

Goodwill and Intangible Assets - Under FASB ASC 350, Intangibles – Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.  Intangible assets with definite lives are amortized using the straight line method over their individual useful lives.  Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately  recognized.   At December 31, 2014 and 2013, our Goodwill balances were $2.7 million. Goodwill is monitored for impairment, and we perform an impairment analysis on an annual basis or whenever events or circumstances indicate that interim impairment testing is necessary (See Note B–Acquisitions).

Deferred Financing Charges - We amortize our deferred financing charges over the terms of the related financing agreements and contracts using the effective interest method (See Note F – Goodwill, Other Intangible Assets, and Deferred Charges).

Self-Retention Insurance - We maintain provisions for estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs.  The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period.  Actual results could differ materially from those estimates (See Note P – Self-Retention Insurance).

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

 Foreign Currency Transactions - Certain of our revenues and expenses are converted into or denominated in foreign currencies, primarily the Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso, Australian Dollar, and Japanese Yen.  All exchange adjustments are charged or credited to income in the period incurred. Excluding the foreign exchange losses related to the Yen-denominated loan facility, we recognized an exchange gain of approximately $296,000,  $412,000 and $10,000 for the years ended December 31, 2014, 2013 and 2012, respectively, on foreign currency transactions related to operations.

Index of Financial Statements

In addition to the foreign currency operational transactions, we also recorded a non-cash foreign exchange loss of $0.2 million in 2014 and non-cash foreign exchange gains of   $5.9 million and $5.5 million for the years ending December 31,  2013 and 2012, respectively, reflecting the periodic re-measurement of a Yen-denominated credit facility to U.S. Dollars. These gains/losses are reflected in our Consolidated Statements of Income as “Interest and Other”.  In the fourth quarter of 2013, we entered into several Yen foreign exchange contracts which effectively locked in our Yen to U.S. dollar exchange rate at 102.53 to 1 USD.

Dividend Policy - The payment of dividends is at the discretion of our Board of Directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly common stock cash dividend program beginning in the fourth quarter of 2008.

Dividends are payable quarterly, in respect of our Series A and Series B Preferred shares, respectively, when and if declared by our Board of Directors (See Note U – Preferred Stock).

Earnings Per Share - Basic earnings per share is computed based on the weighted average number of common shares issued and outstanding during the relevant periods.  Diluted earnings per share also reflect the effect of dilutive potential common shares, including shares issuable under restricted stock units using the treasury stock method (See Note V – Earnings Per Share).

Derivative Instruments and Hedging Activities - Under ASC Topic 815, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair value of the hedge are recorded through Stockholders’ Equity in Other Comprehensive Income (Loss).  We currently employ, or have employed in the recent past, interest rate swap agreements and foreign currency contracts (See Note M – Fair Value of Financial Instruments, Derivatives and Marketable Securities).

Stock-Based Compensation - Under ASC Topic 505, we determine stock based compensation cost based on the grant date fair value of awards and record compensation expense over the vesting period of such awards.  The compensation cost related to our restricted stock is determined based on the average stock price on the date of grant and is amortized over the vesting period (See Note S – Stock-Based Compensation).

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

We account for our pension and postretirement benefit plans in accordance with ASC Topic 715.  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  Under ASC Topic 715, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Other Comprehensive Income (Loss), until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which the plan assets and the benefit obligation are measured, is required to be the Company’s fiscal year end.  This standard does not change the determination of net periodic benefit cost included in net income or the measurement issues associated with benefit plan accounting.

For the period ended December 31, 2014, the effect of the adjustment to our status was an increase in the liability of $2.1 million and an increase in Other Comprehensive Loss of $2.8 million.  As of December 31, 2014, our pension plan was underfunded by approximately $963,000  (See Note L – Employee Benefit Plans).

Recent Accounting Pronouncements –  In April  2014, the FASB issued ASU 2014-8, “Presentation of Financial Statements and Property Plant and Equipment”, which changes the definition of discontinued operations.  The guidance permits only those disposed components (or components held-for-sale) representing a strategic shift that have (or will have) a major effect on operations and financial results to be reported in discontinued operations.  The new standard is effective prospectively for disposals (or classifications as held-for-sale) that occur after December 31, 2014.    Earlier adoption is permitted.  The Company elected to early adopt the accounting guidance during 2014.

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

Index of Financial Statements

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

Founded in 1959, UOS provides marine transportation services for dry bulk commodities in the United States.  UOS operates the largest U.S. Flag Jones Act dry bulk fleet today (131,000 dead weight tons), which consists of two Handysize Bulkers and four Tug/Barge units.  The majority of the fleets operations are under contracts with TEC and Mosaic, both of whom have maintained longstanding relationships with UOS that have spanned several decades.

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

* Goodwill represents the fair value of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Our above-described goodwill is not amortized nor do we expect it to be deductible for tax purposes.  Specifically, the goodwill recorded as part of the acquisition of UOS includes the following:

•	the expected synergies and other benefits that we believe will result from combining the operations of UOS with our existing Jones Act operations,

•	any intangible assets that do not qualify for separate recognition, including an assembled workforce of the acquired companies, and

•	the anticipated higher rate of return of UOS’s existing businesses as going concerns compared to the anticipated rate of return if we had acquired all of the net assets separately.

Based on our quantitative assessment as of December 1, 2014, we believe it is not more likely than not that the fair value of the reporting unit (UOS) is higher than the carrying amount.

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

The pro forma combined financial statements do not include the realization of any cost savings from anticipated operating efficiencies, synergies, or other restructuring activities which might result from the acquisition.  The following table sets forth the pro forma revenues, net earnings attributable to ISH, basic net earnings per share and fully diluted net earnings per share attributable to ISH common stockholders for the year ended December 31, 2012, (unaudited and in thousands, except share amounts):

2012 Pro
Forma
Revenues	$329,079
Net earnings attributable to ISH	$30,765
Net earnings per share attributable to ISH common stockholders:
Basic	$4.28
Diluted	$4.27

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

The total consideration of approximately $4.5 million consisted of a $0.6 million cash payment, the assumption of $3.5 million in debt, and $0.4 million in miscellaneous payables.  As of September 30, 2012, we discharged all debt and substantially all known accounts payable assumed in the acquisition.  Acquisition expenses of approximately $40,000 related to legal fees incurred in due diligence have been included under the caption “Administrative and General Expenses” in our Consolidated Statement of Income.

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

* Goodwill represents the sum of the consideration transferred and the net liabilities assumed and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Our above-described goodwill is not amortized nor do we expect it to be deductible for tax purposes.  Specifically, the goodwill recorded as part of the acquisition of the Acquired Companies includes the following:

•	the expected synergies and other benefits that we believe will result from combining the operations of the Acquired Companies with our existing Rail-Ferry operations,

•	any intangible assets that do not qualify for separate recognition, including an assembled workforce of the acquired companies, and

•	the anticipated higher rate of return of the Acquired Companies existing businesses as going concerns compared to the anticipated rate of return if we had acquired all of the net assets separately.

Based on our qualitative assessment as of December 1, 2014, we believe that the fair value of the reporting unit (FSI and Tower) is higher than the carrying amount.

Index of Financial Statements

NOTE C- OUT OF PERIOD ADJUSTMENTS

In the first quarter of 2014, we elected to revise our prior year financial statements in accordance with Accounting Bulletin No. 108 (SAB 108) for three previously uncorrected misstatements which impacted the fourth quarter of 2013. The corrections are immaterial to our financial statements for the period ended December 31, 2013. Accordingly, we corrected the balance sheet impact of these errors by revising our previously issued financial statements in our 2014 first quarter 10-Q filing. The first revision related to the cutoff of voyage revenues which resulted in a decrease in revenue and a decrease in voyage expenses for a net adjustment to pre-tax income of $70,000. The second correction related to the classification of the short-term and long-term portions of a related party note receivable. This revision decreased our short term note receivable and increased our long term note receivable by $275,000. The third revision related to an increase in our long-term deferred tax assets and a decrease to our deferred income tax expense by $305,000. The total effect of the revisions on retained earnings was an increase of $375,000 for the year ended December 31, 2013. The income statement effect of these entries has been revised in our financial statements for the twelve month period ended December 31, 2013.

The income statement line items impacted by these revisions by more than 1% are presented in the table below in thousands:

		2013
Financial Statement Line Item	Dollar Impact	As Previously Reported	% Impact	2013 As Revised
Provision (Benefit) for Income Taxes	$(305)	$(11,963)	2.55%	$(12,268)
Net Income	$375	$18,157	2.07%	$18,532
Comprehensive Income	$375	$29,193	1.28%	$29,568

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

NOTE D - SIGNIFICANT OPERATIONS

Major Customers

We have seven PCTCs, which carry automobiles for customers worldwide. Of the seven PCTCs, six are chartered to one customer. Gross revenues from this customer were approximately $37.9 million, $36.5 million, and $37.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. All of the aforementioned revenues are included in our PCTC Segment.

We have eight vessels that qualified under the MSP program in 2014, 2013 and 2012. The MSP revenue was approximately $24.5 million, $22.3 million, and $24.1 million for the years ended December 31, 2014,  2013 and 2012, respectively. These revenues are included in both our PCTC and Specialty Contract segments.

Our U.S. Flag PCTCs also carry supplemental cargo. Gross revenues from these cargoes were approximately $16.1 million, $30.8 million, and $44.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Index of Financial Statements

We have two Special Purpose vessels which carry rail cars between the U.S. Gulf Coast and Mexico. Gross revenues from these two Special Purpose vessels are included in our Rail-Ferry segment. Gross revenues from this segment were approximately $34.6 million, $37.2 million, and $33.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We have five Dry Bulk Carrier vessels, excluding two redelivered in November of 2013 and in May of 2014. Revenues from this segment were approximately $18.0 million, $21.1 million, and $26.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Gross revenues from these seven vessels are included in our Dry Bulk Carrier segment. As previously discussed, we sold one of our Handysize vessels in March 2015 and the other two Handysize vessels are currently held for sale.

We have six Jones Act vessels, which carry coal and fertilizer for TEC and Mosaic.  The revenue from these customers represents approximately 62%,  53%, and 58%    of total revenue for the years ending December 31, 2014, 2013, and 2012 for our Jones Act segment.

Concentrations

A significant portion of our traffic receivables is due from contracts with the United States Government.

With only minor exceptions related to personnel aboard certain International Flag vessels, all of our shipboard personnel are covered by collective bargaining agreements under multiple unions.  The percentage of the Company’s total work force that is covered by these agreements is approximately 75% at December 31, 2014.

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

	Year Ended December 31,
(All Amounts in Thousands)	2014	2013	2012
United States	$165,268	$192,332	$123,782
Asian Countries	62,542	67,830	63,860
Rail-Ferry Service Operating Between U.S. Gulf Coast and Mexico	32,521	34,366	32,479
South America	-	2,905	10,416
Europe	10,449	6,966	12,474
Other Countries	24,054	5,729	485
Total Revenues	$294,834	$310,128	$243,496

Operating Segments

We report our operating results in the following six segments:

•	Jones Act
•	Pure Car Truck Carriers
•	Dry Bulk Carriers
•	Rail-Ferry
•	Specialty Contracts
•	Other

Jones Act:  The Merchant Marine Act of 1920, or the MMA, regulates maritime commerce in U.S. waters between U.S. ports. Section 27 of the MMA, better known as the Jones Act, requires that all goods transported by water between U.S. ports be carried aboard U.S. Flag vessels, that are constructed in the U.S., owned by U.S. citizens and crewed by U.S. citizens. Vessels deployed under our Jones Act segment serve both Eastern U.S. coasts and the Gulf of Mexico and operate as the primary marine transporter of coal for TEC and the primary marine transporter of unfinished phosphate rock for Mosaic.

Index of Financial Statements

Under our Jones Act segment, we deploy (i) two Bulk carriers, three Integrated Tug-Barge units, each consisting of one tug and one barge, and one Harbor Tug acquired in the UOS acquisition, (ii) one Belt Self-Unloading Coal Carrier to transport coal  under a time charter, which was previously part of our Time Charter Contracts – U.S. Flag segment, and (iii) one vessel that transports Molten Sulphur under a contract of affreightment through December 31, 2015, subject to the right of our customer to exercise renewal options through the end of 2024, which was previously part of our Contracts of Affreightment segment.  The two Bulk Carriers primarily transport coal and phosphate for TEC and Mosaic, respectively.  The three Integrated Tug-Barge units and the Harbor Tug operate under contracts of affreightment with TEC and Mosaic.  We also own one additional Integrated Tug-Barge unit acquired from UOS which is currently inactive and held for sale.  Trade for this segment is primarily driven by coal, petroleum coke, phosphate rock, sulphur and fertilizer.

We own all of the aforementioned vessels with the exception of the Molten Sulphur carrier, which we sold under a sale/leaseback arrangement in November 2012, with a buy back option in 2017. For more information on our Sale/Leasebacks see Note O - Leases.

Pure Car Truck Carriers:  Under our Pure Car Truck Carriers segment, we deploy seven PCTCs, four of which are U.S. Flag vessels and three of which are International Flag vessels. These vessels transport all types of vehicles, from fully assembled passenger cars to construction machinery and equipment, in large numbers on multiple internal decks.

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

We have operated PCTCs since 1986, when we entered into contracts with major Japanese companies. We own both of our International Flag PCTCs, each of which is employed under a long-term time charter contract.  We own two of our four U.S. Flag PCTCs and lease the other two U.S. Flag PCTCs, with buy back options in 2018 and 2019.

Dry Bulk Carriers: Our modern, diversified bulk carrier fleet ranges in size, design and classification from an 8,000 metric ton Mini-Bulk Carrier to a 170,578 metric deadweight ton Capesize Bulk Carrier.  Our Dry Bulk vessels carry a wide variety of cargoes, including iron ore, coal, grain, fertilizer, steel, agricultural and forest products.

The vessels which we deploy in this segment include (i) one Supramax Bulk Carrier, which we own, and operate in a revenue-sharing agreement with European partners, (ii) three Handysize Bulk carriers which we own, and (iii) a Capesize Bulk Carrier, which is currently under a 12-16 month time charter contract through at least the end of 2015.  Under our revenue-sharing agreements, we and the other participating vessel owners receive monthly distributions of net cash flow from voyage profits based on a participating vessel’s performance capability compared with other participating vessels under the revenue-sharing agreement

We  previously acquired a 25% shareholding interest in Mini-Bulk Carriers included within our Dry Bulk Carriers segment.  On July 1, 2013, a stock issuance to an unaffiliated co-investor caused our interest in certain of our vessels to be reduced to 23.68%.  We currently have a 25% shareholding interest in 8 Mini-Bulk carriers and a 23.68% interest in the other 8 Mini-Bulk carriers.  These Mini-Bulkers are deployed in the spot market or on short to medium-term time charters.  We believe these arrangements expand our global commercial and operational network.

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

Index of Financial Statements

Specialty Contracts:  Our Specialty Contracts segment is comprised of vessels not otherwise described above, operating under unique contracts and constitutes the remainder of our former Time Charter Contracts – U.S. Flag and Time Charter Contracts – International Flag segments.  This segment includes (i) two Container vessels which are on time charter to another shipping company, (ii) two Multi-Purpose vessels, six Tankers, and three Container vessels which has serviced our contract since 1995 to transport fuel and supplies for an Indonesian mining company, (iii) one Multi-Purpose Heavy Lift Dry Cargo vessel which is time chartered to another shipping company, and (iv) one Multi-Purpose Ice Strengthened vessel deployed in the spot market.

During 2014, we invested approximately $5.8 million cash and $2.1 million cash to acquire a 30% interest in Saltholmen Shipping Ltd and Brattholmen Shipping Ltd, respectively.  Brattholmen Shipping Ltd was organized to purchase and operate two Asphalt Tankers.  Saltholmen Shipping Ltd was organized to purchase and operate two newbuilding Chemical Tankers.  All four vessels were immediately employed on long-term bareboat charters.

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

Index of Financial Statements

The following table presents information about segment profit and loss and segment assets. We do not allocate administrative and general expenses, gains or losses on sales of investments, investment income, gains or losses on early extinguishment of debt, equity in net loss/income of unconsolidated entities, income taxes, or losses from discontinued operations to our segments in order to derive our gross voyage profit numbers.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to the operating segments.  Expenditures for segment assets represent cash outlays during the periods presented, including purchases of assets, improvements to assets, and drydock payments.

(All Amounts in Thousands)	Jones Act*	Pure Car Truck Carriers	Dry Bulk Carriers	Rail-Ferry	Specialty Contracts	Other	Total
2014
Total Revenue from External Customers	$124,854	$78,081	$18,045	$34,577	$39,765	$(488)	$294,834
Intersegment Revenues (Eliminated)	-	-	-	-	-	(18,350)	(18,350)
Intersegment Expenses Eliminated	-	-	-	-	-	18,350	18,350
Voyage Expenses	82,913	65,696	13,327	28,743	33,973	(1,612)	223,040
Amortization Expenses	15,813	2,606	236	994	2,433	25	22,107
(Income) Loss of Unconsolidated Entities	-	-	468	193	(671)	-	(10)
Gross Voyage Profit	$26,128	$9,779	$4,014	$4,647	$4,030	$1,099	$49,697
Gross Voyage Profit Margin Percentage	21%	13%	22%	13%	10%	(225)%	17%
Segment Assets	$126,936	$159,203	$122,401	$43,776	$18,644	$6,173	$477,133
Expenditures for Segment Assets	$9,528	$62,155	$1,949	$363	$495	$5,211	$79,701
2013
Total Revenue from External Customers	$122,751	94,608	21,098	37,183	34,483	5	$310,128
Intersegment Revenues (Eliminated)	-	-	-	-	-	(17,876)	(17,876)
Intersegment Expenses Eliminated	-	-	-	-	-	17,876	17,876
Voyage Expenses	84,942	77,078	17,588	29,166	29,057	(1,130)	236,701
Amortization Expenses	10,285	2,077	837	1,054	2,133	-	16,386
Loss of Unconsolidated Entities	-	-	1,587	74	-	-	1,661
Gross Voyage Profit	$27,524	$15,453	$1,086	$6,889	$3,293	$1,135	$55,380
Gross Voyage Profit Margin Percentage	22%	16%	5%	19%	10%	227%	18%
Segment Assets	$150,529	$117,252	$158,521	$32,982	$25,467	$23,206	$507,957
Expenditures for Segment Assets	$41,973	$23,324	$3,043	$763	$3,116	$261	$72,480
2012
Total Revenue from External Customers	$33,721	$113,521	$26,080	$33,335	$35,526	$1,313	$243,496
Intersegment Revenues (Eliminated)	-	-	-	-	-	(18,638)	(18,638)
Intersegment Expenses Eliminated	-	-	-	-	-	18,638	18,638
Voyage Expenses	24,430	83,233	16,559	28,435	26,141	62	178,860
Amortization Expenses	2,800	2,455	2,576	1,040	730	-	9,601
(Income) Loss of Unconsolidated Entities	-	-	(75)	290	-	-	215
Gross Voyage Profit	$6,491	$27,833	$7,020	$3,570	$8,655	$1,251	$54,820
Gross Voyage Profit Margin Percentage	19%	25%	27%	11%	24%	95%	23%
Segment Assets	$119,377	$122,403	$162,921	$35,196	$27,767	$25,134	$492,798
Expenditures for Segment Assets	$90,319	$5,969	$21,899	$3,766	$23,695	$540	$146,188

*2012 reflects one month of UOS.

Index of Financial Statements

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Year Ended December 31,
Profit or Loss:	2014	2013	2012
Total Gross Voyage Profit for Reportable Segments	$49,697	$55,380	$54,820
Unallocated Amounts:
Vessel and Other Depreciation	(26,984)	(24,930)	(24,975)
Administrative and General Expenses	(20,985)	(22,378)	(22,714)
Impairment Loss	(38,213)	-	-
(Loss) Gain on Sale of Other Assets	(2)	(16)	16,625
(Income) Loss from Unconsolidated Entities	(10)	1,661	215
Operating (Loss) Income	$(36,497)	$9,717	$23,971
Interest	(9,962)	(9,504)	(10,409)
Derivative Income (Loss)	132	(438)	(485)
Gain on Sale of Investment	-	-	580
Investment Income	373	114	470
Other Income from Vessel Financing	1,858	2,122	2,387
Foreign Exchange Gain (Loss)	(184)	5,914	5,506
(Loss) Income before Income Taxes	$(44,280)	$7,925	$22,020

(All Amounts in Thousands)	Year Ended December 31,
Assets:	2014	2013
Total Assets for Reportable Segments	$477,133	$507,957
Unallocated Amounts:
Current Assets	85,494	86,841
Investment in Unconsolidated Entities	21,837	14,818
Due from Related Parties	1,660	1,974
Other Assets	4,843	7,383
Goodwill	2,735	2,735
Deferred Tax Asset	-	7,325
Notes Receivable	24,455	27,659
Total Assets	$618,157	$656,692

NOTE E - UNCONSOLIDATED ENTITIES

Brattholmen Shipping Ltd

In 2014, we acquired a 30% interest in Brattholmen Shipping Ltd, which was organized to purchase and operate two Asphalt Tankers.  We contributed to this entity $2.1 million in 2014.  Both vessels were immediately employed on long-term bareboat charters.

Saltholmen Shipping Ltd

In November 2013, we acquired a 30% interest in Saltholmen Shipping Ltd, which was organized to purchase and operate two newbuilding Chemical Tankers which were delivered in the first quarter of 2014.  We contributed to this entity $2.7 million in late 2013 and $5.8 million in early 2014.  Both vessels were immediately employed on long-term bareboat charters.  In late 2014 we received a dividend of $585,000.

Oslo Bulk, AS and Oslo Bulk Holding Pte Ltd

In December 2009, we acquired for $6.25 million a 25% investment in Oslo Bulk AS (“Oslo Bulk”) with which, in 2008, we contracted to build eight new Mini-Bulkers. All of the Mini-Bulkers were delivered and deployed as of July 2011.  During 2010, we invested an additional $3.9 million in Oslo Bulk Holding Pte Ltd. (formerly “Tony Bulkers”), an affiliate of Oslo Bulk, for our 25% share of the installment payments for two additional new Mini-Bulkers, both of which were delivered and deployed as of July 2011.  We paid approximately $1.6 million in January 2011 for our remaining share of installment payments associated with these two Mini-

Index of Financial Statements

Bulkers. Additional investments of $750,000 and $250,000 were made in 2012 to Oslo Bulk and Oslo Bulk Holding Pte. Ltd., respectively. In December 2012, we contributed $500,000 towards our share of a bank guarantee to finance four Mini-Bulkers delivered in early 2013, which was subsequently released and replaced by a guarantee in February 2014.  On July 1, 2013, a stock issuance to an unaffiliated co-investor caused our interest in six of the vessels to be reduced to 23.68%.  In November 2013, we contributed $284,000 towards our share of a minimum value covenant. Additionally in 2013, we acquired a fifteenth and sixteenth vessel using our existing equity.  These investments are accounted for under the equity method and our share of earnings or losses is reported in our consolidated statements of income, net of taxes.  All sixteen of these Mini-Bulkers are managed by an affiliate of Oslo Bulk.

Terminal Management Company

In 2000, we acquired a 50% interest in TTG for $228,000, which operates a terminal in Coatzacoalcos, Mexico, utilized by our Rail-Ferry segment.  During 2005, the other unaffiliated 50% owner of TTG acquired 1% of our 50% interest in TTG.    As of December 31, 2014, we have a 49% interest in TTG.  In 2006, TTG began making improvements to the terminal in Mexico to accommodate the second decks that were added to our two wholly owned vessels operating in our Rail-Ferry Segment during the first half of 2007.  We funded 49% of the cost of the terminal improvements, of which 30% is a capital contribution and is reported as an investment in unconsolidated entities.  The remaining 70% is a loan to TTG (see Note X -Transactions with Related Parties).  No capital contributions were made during the years ended December 31, 2014 and 2013. The investment is accounted for under the equity method, and our share of earnings or losses is reported in our consolidated statements of income, net of taxes.  In the table below, our portion of the results from our investment in TTG is included in Other.  A dividend of approximately $290,000 was made to us by TTG during 2014. As of December 31, 2014 and 2013, TTG owed us approximately $1.7 million and $2.0 million, respectively (See Note X- Transactions with Related Parties).

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

The following table summarizes our equity in net income (loss) of unconsolidated entities for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
(All Amounts in Thousands)	2014	2013	2012
Oslo Bulk, AS	$-	$(812)	$1,010
Oslo Bulk Holding Pte, Ltd (formerly Tony Bulkers)	(469)	(774)	(935)
Terminales Transgolfo, S . A . D E C . V .	(193)	(75)	(290)
Saltholmen Shipping, Ltd	567	-	-
Brattholmen Shipping, Ltd	105	-	-
Total Equity in Net Income (Loss) of Unconsolidated Entities	$10	$(1,661)	$(215)

Index of Financial Statements

NOTE F – GOODWILL, OTHER INTANGIBLE ASSETS, AND DEFERRED CHARGES

Amortization expense for intangible assets was approximately $3.7 million, $5.7 million, and $3.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization expense for deferred charges –drydock was approximately $18.4 million, $10.6 million, and $6.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization expense for both intangible assets and dry dock are included in “Amortization Expense” in our Consolidated Statement of Income. Amortization expense for deferred charges –financing was approximately $447,000, $953,000, and $1.4 million for the years ended December 31, 2014, 2013, and 2012, respectively, which is included in “Interest Expense” in our Consolidated Statement of Income.  The following table presents details of goodwill, other intangible assets and deferred charges as of December 31, 2014:

(All Amounts in Thousands)
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Reclassified	Net Carrying Amount
Indefinite Life Intangibles
Goodwill		$2,735	$-	$-	$2,735
Total Indefinite Life Intangibles		$2,735	$-	$-	$2,735

Definite Life Intangibles
Trade names - FSI	240 months	$65	$(8)	$-	$57
Trade names - UOS	144 months	1,805	(448)	-	1,357
Customer Relationships - FSI	240 months	425	(50)	-	375
Customer Relationships - UOS	144 months	30,927	(7,674)	-	23,253
Favorable Lease - UOS	13 months	1,072	(1,072)	-	-
Favorable Lease - UOS EBO		11,327	-	(11,327)	-
Total Definite Life Intangibles		$45,621	$(9,252)	$(11,327)	$25,042

Deferred Charges
Drydocking Costs	various	$55,314	$(29,160)	$(916)	$25,238
Financing Charges and Other	various	4,906	(1,487)	-	3,419
Total Deferred Charges		$60,220	$(30,647)	$(916)	$28,657

As a result of contract renewals for both the TEC and Mosaic contracts during 2014, we extended the useful lives of our UOS intangible assets related to these contracts from eight years to twelve years resulting in a decrease in amortization expense of $402,000 in the fourth quarter of 2014.  This adjustment resulted in an increase of $.06 to earnings per share for the year 2014 and will decrease future annual amortization expense by approximately $1.6 million.

Index of Financial Statements

The following table presents details of goodwill, other intangible assets and deferred charges as of December 31, 2013:

(All Amounts in Thousands)
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Reclassified	Net Carrying Amount
Indefinite Life Intangibles
Goodwill		$2,735	$-	$-	$2,735
Total Indefinite Life Intangibles		$2,735	$-	$-	$2,735

Definite Life Intangibles
Trade names - FSI	240 months	$65	$(5)	$-	$60
Trade names - UOS	96 months	1,805	(244)	-	1,561
Customer Relationships - FSI	240 months	425	(29)	-	396
Customer Relationships - UOS	96 months	30,927	(4,188)	-	26,739
Favorable Lease - UOS	13 months	1,072	(1,072)	-	-
Favorable Lease - UOS EBO		11,327	-	(11,327)	-
Favorable Charter - Dry Bulk Cape Holding, Inc.	24 months	5,151	(5,151)	-	-
Total Definite Life Intangibles		$50,772	$(10,689)	$(11,327)	$28,756

Deferred Charges
Drydocking Costs	various	$46,667	$(18,394)	$(1,845)	$26,428
Financing Charges and Other	various	3,921	(1,040)	-	2,881
Total Deferred Charges		$50,588	$(19,434)	$(1,845)	$29,309

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	For the Year Ended December 31,
(All Amounts in Thousands)	2014	2013
Pure Car/Truck Carriers	$190,469	$146,190
Special Purpose vessels	59,481	59,481
Coal Carrier	92,771	92,771
Tanker	-	8,009
Bulk Carriers	118,732	203,394
Tug and Barge Units	58,573	72,571
Non-vessel related property, plant and equipment	38,786	39,909
	558,812	622,325
Less: Accumulated depreciation	(186,450)	(175,106)
	372,362	447,219
Construction-in-progress (vessel and non-vessel)	2,371	2,673
	$374,733	$449,892

Total depreciation expense attributed to our Property, Plant and Equipment was approximately $27.0 million, $24.9 million, and $25.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company received a $5.2 million incentive from the State of Louisiana toward the construction of our office building in New Orleans.  As of December 31, 2014, the Company had spent $4.8 million on the construction of the building of which $4.7 million was billed to the State of Louisiana toward the building incentive.  The amounts billed to the State of Louisiana for the building incentive reduce the amount of construction in progress of the building.   During the year ended 2014, the Company received $4.6 million from the State of Louisiana.

Index of Financial Statements

NOTE H - Impairment Of Long lived Assets

We review long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to the future net undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Additionally, assets to be disposed of are reported at the lower of the carrying amount or the fair value less estimated costs to sell.

During 2014, we renewed our contract with TEC based on a lower rate, which triggered the testing of the related customer intangible assets for impairment.  We evaluated the undiscounted cash flows directly associated with the TEC contract and concluded that no such impairment existed at December 31, 2014.

As a result of perusing strategic alternatives, during the fourth quarter of 2014, we committed to a plan to sell one Tanker vessel,  three Handysize vessels and one Tug-Barge unit which was inactive.  As such, we conducted a fair value assessment of the assets.  The fair value was based on indicated valuation evidence from prospective buyers in the market.  As a result, we recorded impairment charges (vessels, property and other equipment) of approximately $38.2 million.

An impairment of approximately $28.3 million was related to three Handysize vessels included in the Dry Bulk Carrier segment which was based on a fair value less cost to sell of approximately $49.2 million less a total carrying value of approximately $77.5 million. The three Handysize vessels are all similar in nature so the same fair value was assigned to each of the vessels, which was based off of the actual sale price of one of the three of the vessels which was sold in March 2015. These assets were classified as held for sale at December 31, 2014.

An impairment of approximately $6.6 million was related to the inactive Tug-Barge unit in the Jones Act segment which was based on a fair value less cost to sell of approximately $6.4 million less a total carrying value of approximately $13.0 million.  The fair value of this unit was based off of a memorandum of agreement that is in place for the sale of this asset.

Additionally, an impairment of approximately $3.3 million was related to the Tanker vessel in the Specialty segment which was based on a fair value less cost to sell of approximately $1.5 million less a total carrying value of approximately $4.8 million.  The Tanker vessel was sold during the fourth quarter of 2014.

During 2014, the Company early adopted ASU 2014-8 which changed the definition of discontinued operations.  In accordance with this guidance, we determined that the assets held for sale, as mentioned above, did not represent a strategic shift that would have a major effect on our operations and financial results.  As such, the financial results related to these assets were not reported as discontinued operations.

NOTE I – GAIN ON SALE OF OTHER ASSETS

In March 2012, we sold two of our PCTCs. We received total gross proceeds of $73.9 million and realized a gain of $3.8 million. These proceeds were partially used to pay down approximately $36.1 million of debt.

In the second quarter of 2012, we also included under this line item in our Consolidated Statements of Income the recognition of deferred gains of approximately $239,000 and $430,000 related to the purchase of one of our PCTC vessels and one Molten-Sulphur Carrier, respectively. See Note C - Out of Period Adjustments for details related to the gain on the purchase of the PCTC vessel. Details of the gain on the purchase of the Molten-Sulphur Carrier and its future sale are disclosed in Note O -  Leases. Both vessels were purchased as a result of early buy-outs of lease agreements.

On October 22, 2012, we acquired a newer vessel in exchange for one of our existing vessels and $3.7 million in cash. This transaction was accounted for under ASC 845, generating a gain based on the fair market value of the vessel received less the book value of the vessel tendered.  The gain recognized was approximately $12.2 million from this transaction and is included in our Consolidated Statements of Income under the caption “(Loss) Gain on Sale of Other Assets” for the year ended December 31, 2012.

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

Index of Financial Statements

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

Certain foreign operations are exempt from foreign income taxation under existing provisions of the laws of those jurisdictions.  Pursuant to existing U.S. tax laws, earnings from certain foreign operations will be subject to U.S. income tax when those earnings are repatriated.  Our intention has been to indefinitely re-invest approximately $2.5 million, $2.8 million, and $4.4 million of our 2014, 2013 and 2012 respective foreign earnings (losses excluded) in our foreign subsidiaries, and accordingly, have not provided deferred taxes against those earnings.  We believe our position is supported by our maintenance of a substantial foreign flag fleet that requires future capital; our plan selectively increases that fleet when merited by market conditions, and the historical ability of our U.S. flag fleet vessels to satisfy the cash requirements of our domestic operations.  It is not practicable to calculate the potential deferred tax liability as there is a significant amount of uncertainty, complexity, and judgment involved with respect to calculating the tax impact of the remittance of these foreign earnings.

The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, extended the active financing exception from Subpart F income.  The extension was retroactive from January 1, 2012 through December 31, 2013. Conducted through our financing subsidiary, our active financing is excluded from Subpart F income.  For 2012, the Company has reflected its active financing income as approximately a $2.0 million reduction to its current year U.S. net operating loss.  During the first quarter of 2013, the Company’s U.S. net operating loss carryforward was increased by the $2.0 million to reflect the retroactive application of the new law.  The Tax Increase Prevention Act of 2014, enacted on December 19, 2014, extended the active financing exception from Subpart F income; thereby precluding the recognition of any Subpart F income in 2014.

Our U.S. Federal income tax return is filed on a consolidated basis and includes the results of operations of our wholly-owned U.S. subsidiaries.  Pursuant to the Tax Reform Act of 1986, the current recognition of earnings (losses excluded) of foreign subsidiaries, which were $2.5 million in 2014, $0 in 2013, and approximately $2.0 million in 2012, has been included in our federal tax provision calculation.  No foreign tax credits are expected to be utilized on our federal return for the year ended December 31, 2014.

Index of Financial Statements

Components of the net deferred tax (liability) asset are as follows:

		Year Ended December 31,
	(All Amounts in Thousands)	2014	2013
DEFERRED TAX LIABILITIES
	Fixed Assets	$(12,376)	$(10,067)
	Drydock Activities	(5,275)	(6,315)
	Insurance and Claims Reserve	(228)	-
	Post-Retirement Benefits	-	(794)
	Total Deferred Tax Liabilities	$(17,879)	$(17,176)

DEFERRED TAX ASSETS
	Net Operating Loss Carryforwards	$17,753	$15,525
	Minimum Tax Credit	5,179	5,179
	Deferred Gain	1,973	2,374
	Pension/Postretirement	2,500	2,568
	Intangibles/Goodwill	1,285	586
	Unconsolidated Subsidiaries	383	305
	Insurance and Claims Reserve	-	76
	Work Opportunity Tax Credit	537	537
	Lease Incentives	503	508
	Assets Held for Sale	931	-
	Other Assets	771	796
	Total Deferred Tax Assets	$31,815	$28,454
	Valuation Allowance	(13,936)	(869)
	Net Deferred Tax Assets	$17,879	$27,585

TOTAL DEFERRED TAX		$-	$10,409

DEFERRED TAX COMPONENTS
	Current	$408	$3,084
	Non-current	(408)	7,325
TOTAL DEFERRED TAX		$-	$10,409

Subsequent to the acquisition of UOS (which was concluded in late 2012), we have monitored the effectiveness of the integration of UOS’ operations into our operations.  Our 2013 operating results confirmed that the incremental profits generated from UOS’ operations resulted in consolidated profitable operations from our non-tonnage tax regime companies.  Furthermore, our future projections prepared in December 2013 and January 2014 reflected profitability from non-tonnage tax companies continuing into future years.  As part of the 2014 projection process, we performed a sensitivity analysis which reflected that even in the event our contract negotiations proved unsuccessful with either of our two key customers UOS would continue to generate significant operating profit.  We believe the projections provided strong evidence of significant profitability to be incurred in the non-tonnage tax regime companies.  Based on the analysis undertaken in the fourth quarter of 2013, we concluded that it was more likely than not, that we would recognize the benefit of our federal tax attributes and therefore, we reversed the previously recorded valuation allowance as of December 31, 2013.

Management considered key changes during the fourth quarter of 2014, including the unfavorable renewal of the TEC contract.  Also, it was determined in the fourth quarter that an impairment charge of $6.6 million was required against the carrying value of one of our UOS vessels.  These events negatively impacted our projection of future profitability for fiscal year 2015 and beyond and our ability to realize the benefits of our deferred tax assets.

We continue to believe that we will fully recognize the full benefits of our federal tax attributes due to our long term position within the market.  However, under the prescribed method of weighting the positive and negative evidence, we must put more emphasis on our forecasted short term results and contractual evidence while limiting the weighting of evidence from our long-term forecasted results.  Therefore, we believe that it is more likely than not that we will not recognize the benefits of our federal tax attributes and therefore, have recorded a valuation allowance of $13.9 million on our deferred tax assets during the fourth quarter of 2014.

Index of Financial Statements

The components of Income Before Provision (Benefit) for Income Taxes and Equity in Net (Loss) Income of Unconsolidated Entities are as follows:

	Year Ended December 31,
(All Amounts in Thousands)	2014	2013	2012
Domestic	$(5,209)	$8,509	$16,668
Foreign	(39,071)	(584)	5,352

Total	$(44,280)	$7,925	$22,020

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
	2014	2013	2012
Current	$79	$83	$296
Deferred	10,350	(12,351)	(453)

Total	$10,429	$(12,268)	$(157)

The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate expense (benefit):

	Year Ended December 31,
	2014	2013	2012
Statutory Rate	35.0%	35.0%	35.0%
State Income Taxes	(0.2)%	3.4%	0.1%
Effect of Tonnage Tax Rate	(1.0)%	(15.3)%	(35.0)%
Foreign Earnings - Indefinitely Reinvested	(30.9)%	(12.3)%	(6.9)%
Change in Valuation Allowance	(26.5)%	(180.7)%	3.5%
Foreign Income Taxes	-%	(0.1)%	0.9%
E&P Limitations	-%	14.9%	1.6%
Permanent Differences and Other, Primarily Non-deductible Expenditures	-%	0.3%	0.1%
	(23.6)%	(154.8)%	(0.7)%

Included in the Provision (Benefit) for Income Taxes in our Consolidated Statements of Income is Tonnage Tax of $52,000,  $56,000,  and $64,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Foreign income taxes of $0,  ($4,000),  and $205,000 are included in our consolidated statements of income in the Provision (Benefit) for Income Taxes for the years ended December 31, 2014, 2013, and 2012, respectively.  We pay foreign income taxes in Indonesia, Singapore and Mexico.

For U.S. federal income tax purposes, in 2014, we generated approximately $5.3 million in net operating loss carryforwards (“NOLs”), which will be added to the previous carryforward of approximately $41.8 million.  The balance at December 31, 2014 of approximately $47.1 million will expire in 2025 through 2034.  We also have approximately $5.2 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations.

For state income tax purposes, in 2014, we generated approximately $1.2 million in NOLs, which will be added to the previous carryforward of approximately $23.1 million.  The balance at December 31, 2014 of approximately $24.3 million will expire in 2025 through 2034.

At December 31, 2014, we have foreign NOLs of approximately $6.4 million.

We file income tax returns in the U.S. federal, various state and foreign jurisdictions.  The years remaining open under the statute of limitations and subject to audit vary depending upon the tax jurisdiction.  Our U.S. income tax returns for 2008 and subsequent years remain open to examination.

Index of Financial Statements

It is our policy to recognize interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. If recognized, substantially all of our unrecognized tax benefits would impact our effective rate.

The following is a reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2014 and 2013:

	2014	2013
Total unrecognized tax benefits as of: January 1,	$349	$-
Increases in unrecognized tax benefits as a result of:
Tax positions taken during a prior year	(99)	349
Lapse of applicable statute of limitations	-	-
Total unrecognized tax benefits as of: December 31,	$250	$349

NOTE K - COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2014,  22 vessels that we own or operate were committed under various contracts extending beyond 2014 and expiring at various dates through 2020.  Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

During the third quarter of 2014, we were notified of the bankruptcy of a ship builder that had agreed to build a new Handysize Dry Bulk Carrier.  In accordance with the terms of the shipbuilding contract, the contract was terminated and all deposits to date were required to be refunded by the guarantor bank within thirty days of notice.  We reclassified our $3.9 million deposit towards the purchase price of this vessel from construction in progress to a current receivable and we accrued interest of approximately $300,000 during the third quarter of 2014.  The Company collected $4.2 million on January 6, 2015.

Contingencies

In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters.  While we believe that we have meritorious defenses against these claims, our management has used significant estimates in determining our potential exposure.  Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions.  It is reasonably possible that changes in our estimated exposure may occur from time to time.  As is true of all estimates based on historical experience, these estimates are subject to some volatility.  However, because our total exposure is limited by our aggregate stop loss levels (see Note P - Self-Retention Insurance), we believe that our exposure is within our estimated levels.  Where appropriate, we have recorded provisions, included in Other Long-Term Liabilities: Other, to cover our potential exposure. Although it is difficult to predict the costs of ultimately resolving such issues, we have determined that our current insurance coverage is sufficient to limit any additional exposure to an amount that would not be material to our financial position.  Therefore, based on current knowledge we do not expect such changes in these estimates to have a material effect on our financial position or results of operations, although we cannot provide assurances to this effect.

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestos and hearing loss.  We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries may mitigate our exposure.  Based on consultation with outside legal counsel, we have estimated our current overall exposure to the lawsuits in question, after considering insurance coverage for these claims, to be approximately $352,000.  We believe those estimates are reasonable and have established reserves accordingly.  Our reserves for these lawsuits as of December 31, 2014 and 2013 were approximately $352,000 and $299,000, respectively.  There is a reasonable possibility that there will be additional claims associated with occupational diseases asserted against us. However, we do not believe that it is reasonably possible that our exposure from those claims will be material because (1) the lawsuits filed since 1989 claiming damages related to occupational diseases in which we have been named as a defendant have primarily involved seamen that served on-board our vessels and the number of such persons still eligible to file a lawsuit against us is diminishing and (2) we believe

Index of Financial Statements

such potential additional claims, if pursued, would be covered under either or both of (i) an indemnification agreement with a previous owner of one of our subsidiaries or (ii) one or more of our existing insurance policies with deductibles ranging from $1,500 to $25,000 per claim.

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

On June 26, 2014, U.S. Customs and Border Protection (CBP) issued pre-penalty notifications to us and two of our affiliates alleging failure to properly report the importation of spare parts incorporated into our vessels covering the period April 2008 through September 2012.  CBP’s proposed duty is approximately $2.1 million along with a proposed penalty on the assessment of approximately $8.4 million.  In deriving this amount, CBP claims that the U. S. Government experienced a loss of revenue consisting of the difference between the government’s ad valorem duty and the consumption entry duty actually paid by us.  On September 24, 2014, we submitted our formal response to CBP’s claim and denied violating the applicable U.S. statute or regulations.  We have not accrued a liability for this matter because the case is ongoing and we do not consider it probable that we will incur a loss.

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE L – EMPLOYEE BENEFIT PLANS

Pension and Postretirement Benefits

We maintain a defined benefit pension plan (the “Retirement Plan”) for employees hired prior to September 1, 2006, and all such employees of our domestic subsidiaries who are not covered by union sponsored plans may participate after one year of service. Employees hired on or after September 1, 2006 with at least one year of service as of June 30, 2008, are eligible to participate in the Cash Balance Plan as of July 1, 2008.  Computation of benefits payable under the defined pension plan is based on years of service, up to thirty years, and the employee's highest sixty consecutive months of compensation, which is defined as the participant’s base salary plus overtime (excluding incentive pay), bonuses or other extra compensation, in whatever form.  Our funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation.  Retirement Plan assets consist primarily of investments in equity and fixed income mutual funds and money market holdings.  The target asset allocation range is 30% in fixed income investments and 70% in equity investments.  The asset allocation on December 31, 2014 was 28.8%, or approximately $10.3 million, in fixed income investments and 71.2%, or approximately $25.5 million, in equity investments.    The asset allocation on December 31, 2013 was 28.5%, or approximately $9.8 million, in fixed income investments and 71.5%, or approximately $24.6 million, in equity investments.  The plan’s prohibited investments include selling short, commodities and futures, letter stock, unregistered securities, options, margin transactions, derivatives, leveraged securities, and International Shipholding Corporation securities.  The plan’s diversification strategy includes limiting equity securities in any single industry to 25% of the equity portfolio fair value, limiting the equity holdings in any single corporation to 10% of the fair value of the equity portfolio, and diversifying the fixed income portfolio so that no one issuer comprises more than 10% of the aggregate fixed income portfolio, except for issues of the U.S. Treasury or other Federal Agencies.  The plan’s assumed future returns are based primarily on the asset allocation and on the historic returns for the plan’s asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.  As of December 31, 2014, the plan has assets of approximately $35.8 million  and a projected pension obligation of approximately $36.7 million, and as of December 31, 2013, the plan had assets of approximately $34.4 million and a projected pension obligation of approximately $32.9 million.  As of December 31, 2014, the plan was underfunded by approximately $963,000.  The significant decrease in funding was primarily due to a change in the discount rate from 4.75% to 4.0%, change in the mortality table, and reduced return on plan assets.

Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents.

Index of Financial Statements

The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, as defined in Note Y – Fair Value Measurements.

December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
(All Amounts in Thousands)
Cash Equivalents
Money Market Funds	$464	$-	$-	$464

Equities
Domestic Equity Mutual Funds	21,255	-	-	21,255
International Equity Mutual Funds	4,222	-	-	4,222

Fixed Income
Taxable Fixed Income Funds	9,831	-	-	9,831
Total Assets at Fair Value	$35,772	$-	$-	$35,772

December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
(All Amounts in Thousands)
Cash Equivalents
Money Market Funds	$344	$-	$-	$344

Equities
Domestic Equity Mutual Funds	20,939	-	-	20,939
International Equity Mutual Funds	3,676	-	-	3,676

Fixed Income
Taxable Fixed Income Funds	9,455	-	-	9,455
Total Assets at Fair Value	$34,414	$-	$-	$34,414

Index of Financial Statements

The following table sets forth the two plans’ changes in the projected benefit obligation and fair value of assets and a statement of the funded status:

	Retirement Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
(All Amounts in Thousands)	2014	2013	2014	2013
Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$32,897	$36,617	$12,530	$13,084
Service Cost	588	671	22	16
Interest Cost	1,500	1,335	521	531
Actuarial Loss (Gain)	3,113	(4,367)	(342)	(611)
Benefits Paid and Expected Expenses	(1,363)	(1,359)	(646)	(539)
Medicare Part D Reimbursements	-	-	42	49
Projected Benefit Obligation at End of Year	$36,735	$32,897	$12,127	$12,530

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$34,414	$28,913	$-	$-
Actual Return on Plan Assets	2,125	5,274	-	-
Employer Contributions	600	1,600	604	490
Benefits Paid and Actual Expenses	(1,367)	(1,373)	(646)	(539)
Medicare Part D reimbursements	-	-	42	49
Fair Value of Plan Assets at End of Year	$35,772	$34,414	$-	$-

(Unfunded) Funded Status	$(963)	$1,517	$(12,127)	$(12,530)

Key Assumptions
Discount Rate	4.00%	4.75%	4.00%	4.75%
Rate of Compensation Increase	4.50%	4.50%	N/A	N/A

The accumulated benefit obligation for the pension plan was approximately $33.7 million and $30.1 million at December 31, 2014 and 2013, respectively.

The following table shows amounts recognized in accumulated other comprehensive income (loss):

(All Amounts in Thousands)	Retirement Plan		Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Prior Service Credit (Cost)	$13	$16	$(1,087)	$(1,187)
Net Loss	(8,130)	(4,768)	(2,855)	(3,278)
Accumulated Other Comprehensive Loss	$(8,117)	$(4,752)	$(3,942)	$(4,465)

Index of Financial Statements

The following table provides the components of net periodic benefit cost for the plans:

	Pension Plan			Postretirement Benefits
(All Amounts in Thousands)	Years Ended December 31,			Years Ended December 31,
Components of net periodic benefit cost:	2014	2013	2012	2014		2013		2012
Service cost	$588	$671	$649	$22		$16		$(6)
Interest cost	1,500	1,335	1,426	521		531		471
Expected return on plan assets	(2,453)	(2,229)	(1,987)	-		-		-
Amortization of prior service cost	(3)	(3)	(3)	100		100		(12)
Amortization of Net Loss	83	888	778	80		365		201
Net periodic benefit cost (credit)	$(285)	$662	$863	$723		$1,012		$654

The assumptions used in the measurement of net pension cost are shown in the following table:

Key Assumptions	2014	2013	2012	2014		2013		2012
Discount Rate	4.75%	3.75%	4.50%	4.75%		3.75%		4.50%
Expected Return on Plan Assets	7.25%	7.75%	7.75%	N/A	%	N/A	%	N/A	%
Rate of Compensation Increase	4.50%	4.50%	4.50%	N/A	%	N/A	%	N/A	%

For measurement purposes, the health cost trend was assumed to be 7.4% and the dental care cost trend rate was assumed to be 5.0% in 2015-2069.  It is assumed that the health care cost trend will decrease by 1.5% in 2015, increase by 0.2% in 2016, will remain flat in 2017, increase by 0.1% in 2018, and decrease by 0.1% in 2019-2025. The health cost and dental care cost trends above are approximately the same for employees over 65.  A one percent change in the assumed health care cost trend rates would have the following effects:

(All Amounts in Thousands)	1% Increase	1% Decrease
Change in total service and interest cost components
for the year ended December 31, 2014	$61	$(51)
Change in postretirement benefit obligation as of December 31, 2014	$1,599	$(1,331)

The following table provides the expected future benefit payments as of December 31, 2014:

(All Amounts in Thousands)
Fiscal Year Beginning	Retirement Plan	Postretirement Benefits
2015	$1,662	$606
2016	$1,756	$621
2017	$1,782	$645
2018	$1,877	$651
2019	$1,988	$676
2020-2024	$12,097	$3,473

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

Union Plans

In September 2011, the FASB issued guidance for disclosures of multi-employer pension and other postretirement benefit plans. The guidance requires an employer to provide additional quantitative and qualitative disclosures for these plans. The disclosures provide users with more detailed information about an employer’s involvement in multi-employer pension plans. We adopted this guidance during 2011.

Crew members on our U.S. Flag vessels belong to union-sponsored, multi-employer pension plans.  We contributed approximately $2.7 million, $3.0 million, and $3.2 million to these plans for the years ended December 31, 2014, 2013, and 2012, respectively.  These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members. As of December 31, 2014, all plans pension protection act zone status is green. Green Zone status means that the Fund is at least 80% funded with a Funding Standard account credit balance that is projected to be positive for more than seven years.

Information from the plans’ administrators can be found in the table below:

Plan	Company	EIN	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented (5)	Contribution Amount (In Thousands)			Surcharge Imposed	Expiration Date
					2014	2013	2012
MM&P (1)	WSC	13-100310	Green	Yes	$ 609	$ 664	$ 996	No	9/30/2025 & 9/30/2025
	SCI				$ 378	$ 468	$ 298		6/30/2027
	CGL				$ 790	$ 950	$ 1,039		9/30/2025 & 6/30/2020
MEBA (2)	WSC	51-029896	Green	No	$ 272	$ 259	$ 311	No	9/30/2020
	SCI				$ 127	$ 125	$ 68		6/30/2017
	CGL				$ 257	$ 249	$ 242		9/30/2020 & 6/30/2020
ARA (3)	WSC	13-161999	Green	No	$ -	$ -	$ 2	No	*
	CGL				$ 54	$ 54	$ 52		9/30/15 & 6/30/17
SPP (4)	WSC	13-100329	Green	No	$ 86	$ 80	$ 81	No	9/30/2017 & 12/31/2016
	SCI				$ 85	$ 72	$ 20		6/30/2017
	CGL				$ 90	$ 90	$ 86		12/31/2016 & 6/30/2017
	Total Contributions				$ 2,748	$ 3,011	$ 3,195

(1) Masters, Mates & Pilots Pension Plan
(2) MEBA Pension Trust
(3) American Radio Association Pension Trust
(4) Seafarers Pension Plan
(5) Financial Improvement Plan/Rehabilitation Plan
*In full force and effect until otherwise noted

In 2014 and 2013, due to the changes in the pension regulations and the fact that the MM&P adopted the new amortization periods for the 2008 losses, the plan continues to meet the requirements for the green zone.  Due to a critical status in 2011, a rehabilitation plan was adopted and the pension plan is still operating under the changes that were made as a result of the rehabilitation plan.

401(k) Savings Plan

We provide a 401(k) tax-deferred savings plan to all full-time employees. The plan is a defined contribution plan established under the provisions of Section 401(a) of the Internal Revenue Code (the Code) and covers eligible employees of the Company and

Index of Financial Statements

our domestic subsidiaries. Employees become eligible to participate in the plan on the first day of the calendar month following their date of hire. Effective July 1, 2008, a participant must be age 21 to participate in the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). We match 50% of the employee’s first $2,000 contributed to the plan annually.  We contributed approximately  $111,000,  $118,000,  and $102,000 to the plan for the years ended December 31, 2014, 2013, and 2012, respectively.

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

A total of 400,000 shares of the Company’s common stock are authorized to be issued under the Plan with 115,078 shares available to be issued. The Company has no other equity compensation plans with shares available for issuance. Officers, directors, and key employees of the Company and the Company’s consultants and advisors will be eligible to receive incentives under the Plan when designated by the compensation committee as Plan participants (See Note S – Stock-Based Compensation).

Life Insurance

We have agreements with the two former Chairmen of the Company whereby their estates or designated beneficiaries will be paid approximately $822,000 and $627,000, respectively, upon death.  We reserved amounts to fund a portion of these death benefits, which amount to $822,000 at December 31, 2014 and 2013 and $503,000, and $480,000 at December 31, 2014 and 2013, respectively.

NOTE M -FAIR VALUE OF FINANCIAL INSTRUMENTS, DERIVATIVES AND MARKETABLE SECURITIES

We use derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of the Company’s derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay or deliver, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and mergers, without exception.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which is $7.3 million in the aggregate for all of our contracts as of December 31, 2014.  The unrealized loss related to the Company’s derivative instruments included in accumulated other comprehensive income (loss) was $3.7 million and $4.3 million as of December 31, 2014 and 2013, respectively (See Note T – Accumulated Other Comprehensive Loss).

Index of Financial Statements

The notional and fair value amounts of our derivative instruments as of December 31, 2014 were as follows:

		Asset Derivatives		Liability Derivatives
		2014		2014
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
(All Amounts in Thousands)	Amount	Location		Location
Interest Rate Swaps - L/T*	$37,593		$-	Other Liabilities	$(3,021)
Foreign Exchange Contracts	3,232		-	Current Liabilities	$(298)
Foreign Exchange Contracts	28,219		-	Other Liabilities	(4,029)
Total Derivatives designated as hedging instruments	$69,044		$-		$($7,348)

*We have outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.  The notional amount under this contract is approximately $37.6 million (based on a Yen to USD exchange rate of 119.72 as of December 31, 2014).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $132,000 gain for the year ended December 31, 2014 and this amount was included in earnings. The fair value balance as of December 31, 2014, includes a negative $412,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

The notional and fair value amounts of our derivative instruments as of December 31, 2013 were as follows:

		Asset Derivatives		Liability Derivatives
		2013		2013
	Current Notional	Balance Sheet	Fair Value	Balance Sheet	Fair Value
(All Amounts in Thousands)	Amount	Location		Location
Interest Rate Swaps - L/T*	$46,713		$-	Other Liabilities	$(3,724)
Foreign Exchange Contracts	1,800	Current Assets	39		-
Foreign Exchange Contracts	33,164		-	Other Liabilities	(748)
Total Derivatives designated as hedging instruments	$81,677		$39		$(4,472)

*We had outstanding a variable-to-fixed interest rate swap with respect to a Yen-based facility for the financing of a PCTC delivered in March 2010.  The notional amount under this contract is approximately $46.7 million (based on a Yen to USD exchange rate of 105.31 as of December 31, 2013).  With the bank exercising its option to reduce the underlying Yen loan from 80% to 65% funding of the vessel’s delivery cost, the 15% reduction represents the ineffective portion of this swap, which consists of the portion of the derivative instrument that is no longer supported by underlying borrowings.  The change in fair value related to the ineffective portion of this swap was a $362,000 gain for the year ended December 31, 2013 and this amount was included in earnings. The fair value balance as of December 31, 2013, included a negative $659,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

Index of Financial Statements

The effect of derivative instruments designated as cash flow hedges on our consolidated statement of income for the year ended December 31, 2014 were as follows:

	Gain(Loss) Recognized in OCI*	Location of Gain(Loss) Reclassified from AOCL** to Income	Amount of Gain(Loss) Reclassified from AOCL to Income	Gain/(Loss) Recognized in Income from Ineffective portion
(All Amounts in Thousands)	2014		2014	2014
Interest Rate Swaps	$818	Interest Expense	$1,351	$132
Foreign Exchange Contracts	(204)	Other Revenues	196	-
Total	$614		$1,547	$132

* Other Comprehensive (Loss) Income
**Accumulated Other Comprehensive Loss

The effect of derivative instruments designated as cash flow hedges on our consolidated statement of income for the year ended December 31, 2013 were as follows:

(All Amounts in Thousands)	Gain Recognized in OCI	Location of Gain(Loss) Reclassified from AOCI to Income	Amount of (Loss) Reclassified from AOCI to Income	(Loss) Recognized in Income from Ineffective portion
	2013		2013	2013
Interest Rate Swaps	$2,938	Interest Expense	$(1,655)	$(438)
Foreign Exchange Contracts	135	Other Revenues	(134)	-
Total	$3,073		$(1,789)	$(438)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Interest Rate Swap Agreements

We enter into interest rate swap agreements to manage well-defined interest rate risks. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The Company’s interest rate swaps are accounted for as effective cash flow hedges with the exception of a small portion of the contract.  Accordingly, the effective portion of the change in fair value of the swap is recorded in Other Comprehensive Income (Loss) while the ineffective portion is recorded to the earnings in the period of change in fair value. As of December 31, 2014, the Company has the following swap contract outstanding:

(All Amounts in Thousands)
Effective	Termination	Current
Date	Date	Notional Amount*	Swap Rate	Type

3/15/2009	9/15/2020	$37,593	2.065%	Variable-to-Fixed

*Notional Amount converted from Yen at December 31, 2014 at a Yen to USD exchange rate of 119.72.

Index of Financial Statements

Foreign Currency Contracts

We enter into forward exchange contracts to hedge certain firm purchase and sale commitments denominated in foreign currencies.  The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar cash inflows or outflows resulting from revenue collections from foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates.  The term of the currency contracts is rarely more than one year.  Our foreign currency contracts are accounted for as effective cash flow hedges, except for the Yen contract (see below). Accordingly, the effective portion of the change in fair value is recorded in Other Comprehensive Income (Loss).

In 2014, we entered into three forward purchase contract for Mexican Pesos, which expire in December 2015, two for $900,000 U.S. Dollar equivalents at an exchange rate of 13.6007 and 13.7503, and another for $600,000 U.S. Dollar equivalents at an exchange rate of 14.1934.  Our Mexican Peso foreign exchange contracts cover 85% of our projected Peso exposure.

In December 2013, we entered into three forward foreign exchange contracts totaling approximately 3.3 billion Yen in order to limit our exposure to currency fluctuations and to provide us with the option to fully pay off our current Yen Facility at an approximate exchange rate of 102.53 to $1.00.  One of these contracts was exercised in March 2014 and one was exercised in June 2014.  The remaining July contract for 3.1 billion Yen was rolled forward under four contracts, one which expired in September 2014, two which coincide to the next two scheduled quarterly loan installments on December 2014 and March 2015 of approximately 85 million Yen each, and the remaining 2.885 billion Yen mature in April 2015.  These remaining contracts allow us to limit our exposure to currency fluctuations. These remaining contracts and related agreements with the current lender give us the option to convert the Yen Facility into a USD-based Facility with the current lender at this fixed exchange rate, but otherwise on the same terms and with the same collateral.  As of the date of this report, we have not yet decided if or when to exercise this loan conversion option.  These particular forward foreign exchange contracts do not qualify for hedge accounting treatment and are thus accounted for as economic hedges with the change in fair value recorded in earnings.

The following table summarizes these contracts:

(All Amounts in Thousands)
Transaction Date	Type of Currency	Amount Available in Dollars	Effective Date	Expiration Date
May-14	Yen	$832	May-14	Mar-15
May-14	Yen	28,219	Jan-15	Dec-15
Sep-14	Peso	900	Jan-15	Dec-15
Oct-14	Peso	900	Jan-15	Dec-15
Dec-14	Peso	600	Jan-15	Dec-15
		$31,451

Long-Term Debt

The fair value of long-term debt, which is calculated based on the current rates offered to us versus current market rates on our outstanding obligations, is approximately $244.5 million as of December 31, 2014.

Notes Receivables

The carrying amount, $29.3 million, of the notes receivables  approximated fair market value as of December 31, 2014.  The majority of our note receivables balance relates to a loan to PT Amas from the sale of two vessels and has a remaining balance of $27.7 million at 7% interest annually at year end December 31, 2014.  Fair market value takes into consideration the current rates at which similar notes would be made.

Marketable Securities

In the fourth quarter of 2012, we sold our entire portfolio of corporate bonds and mutual funds, generating a gain of $447,000, which is included in the $580,000 gain reported on our Income Statement, under the heading (Gain) Loss on Sale of Investments.  For the years ended December 31, 2014 and 2013,  we held no marketable securities.

Index of Financial Statements

NOTE N – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Following are the components of the consolidated balance sheet classification Accounts Payable and Accrued Liabilities:

	Years Ended December 31,
(All Amounts in Thousands)	2014	2013
Accrued Voyage Expenses	$36,365	$37,977
Trade Accounts Payable	9,343	5,301
Accrued Salaries and Benefits	2,472	3,845
Lease Incentive Obligation	1,901	1,901
Self-Insurance Liability	1,165	1,187
Accrued Insurance Premiums	1,187	891
Short Term Derivatives Liability	298	60
Straight Line Charter Escalation	-	58
	$52,731	$51,220

NOTE O  - LEASES

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

Index of Financial Statements

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

Office Leases

In late 2014, we signed an eighteen month lease agreement for office space in the Pan American Life Center in New Orleans, Louisiana.  This temporary office space will hold our employees until the completion of our New Orleans corporate office building.

The Mobile corporate office lease, which commenced on April 1, 2007, has a twenty year term, with early lease termination available in years 10 or 15, with periodic graduating payments that are accounted for on a straight line basis. We incurred $730,000 in leasehold improvements and were provided with incentives in the amount of $1.4 million, both of which are amortized over the life of the lease with the incentives amortized as a credit to rent expense.   We plan to vacate this office space sometime in early 2016 and if we cannot sublease our space we may incur a potential cash outlay of approximately $3.1 million.

In October 2008, we renewed our lease agreement on the New York office space under a ten year term with the first nine months as free rent and includes periodic graduating payments. The rent expense is amortized on a straight line basis over the term of the lease. In addition, we incurred $503,000 in leasehold improvements which are amortized over the life of the lease.

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

In addition to those operating leases with terms expiring after December 31, 2014, we also operated certain vessels under short-term time charters during 2014.

Rent expense related to all of our operating leases totaled approximately $21.1 million, $20.0 million,  and $11.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2014:

		Payments Under Operating Leases
(All Amounts in Thousands)		Vessels	Other Leases	Total
Year Ended December 31,	2015	$12,499	$1,632	$14,131
	2016	12,499	1,428	13,927
	2017	12,500	1,361	13,861
	2018	11,735	1,048	12,783
	2019	2,842	666	3,508
	Thereafter	-	3,187	3,187
Total Future Minimum Payments		$52,075	$9,322	$61,397

Index of Financial Statements

NOTE P – SELF-RETENTION INSURANCE

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

The liabilities for self-insurance exposure and for claims under deductible levels were approximately $4.4 million and $5.4 million as of December 31, 2014 and December 31, 2013, respectively.

NOTE Q – LONG-TERM DEBT

During the quarter ended September 30, 2014, we entered into a new loan agreement for the purchase of our 2007 PCTC that we had previously been operating under a sale-leaseback arrangement.  Under this new loan agreement, we borrowed $38.5 million at a fixed rate of 4.35% with 24 quarterly payments with a final quarterly balloon payment of $20.7 million due on August 28, 2020.  We incurred deferred loan costs in the amount of approximately $519,000 on the new loan.  The new loan agreement requires us to pre-fund a one third portion of the upcoming quarterly scheduled debt payment currently constituting $387,000, which is classified as restricted cash on the balance sheet.  See Note O – Leases for more information on this transaction.  During the quarter ended September 30, 2014, we also refinanced one of our 1999 PCTCs by paying off all $11.4 million of our bank debt owed to DnB ASA and borrowing $23.0 million under a new loan agreement with RBS Asset Finance.  Under this new RBS loan agreement, we are obligated to pay variable interest at a 30 day Libor rate plus 2.75% and principal amortized over 84 monthly payments plus a final payment in August 2021.  The new loan costs and the old unamortized loan costs of approximately $230,000 and $225,000, respectively, were expensed as losses on the debt extinguishment.

On September 24, 2013, we refinanced  and retired our previously-existing revolving credit facility scheduled to expire in September 2014 and five-year variable rate financing agreement that we entered into on November 30, 2012.  Concurrently with these terminations, we and all of our domestic subsidiaries entered into a new senior secured credit facility (“Credit Facility”) that (i) increased our borrowing capacity up to $95.0 million, with a potential increase up to $145.0 million on the terms described below, (ii) modified our covenant restrictions, (iii) extended the maturity date of our facility to September 24, 2018, and (iv) further monetized the value of our U.S. assets.  The total amount paid off on September 24, 2013 was approximately $46.6 million, of which $21.0 million was drawn from the new revolving credit facility under the Credit Facility.

The Credit Facility includes a term loan facility in the principal amount of $45.0 million and a revolving credit facility (“LOC”) in the principal amount of $50.0 million. The LOC includes a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  The Credit Facility carries an accordion feature, whereby an additional term loan up to $50.0 million may be advanced subject to certain financial requirements.  As of September 24, 2013, the Credit Facility had four lenders, each with commitments ranging from $15.0 million to $30.0 million.  As of December 31, 2014, we had $38.5 million of borrowings and $7.8 million of letters of credit outstanding under our LOC, leaving an available balance of approximately $3.7 million.

The Credit Facility, as amended, includes usual and customary covenants and events of default for credit facilities of its type.  Our ability to borrow under the Credit Facility is conditioned upon continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those currently stipulating that we maintain a consolidated leverage ratio of 5.0 to 1.0, an EBITDAR to fixed charges ratio of at least 1.1 to 1.0, liquidity of not less than $20.0 million, and a consolidated net worth of not less than the sum of $228.0 million, minus impairment losses, plus 50% of our consolidated net income earned after December 31, 2011, excluding the $38.2 million impairment loss, plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility).

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

We guarantee two separate loan facilities that one of our wholly-owned subsidiaries has investments in.  Under one facility, we guarantee 20% of our 25% equity position in the facility which owns numerous vessels.  As of December 31, 2014 and 2013, this guarantee equated to approximately $3.6 million and $3.9 million, respectively.  This guarantee reduces semi-annually by

Index of Financial Statements

approximately $165,000 through December 2018.  Under a second facility, we guarantee $1.0 million which is non-amortizing and represents 25% of the overall bank guarantee covering an approximately $11.0 million facility. This guarantee was filed in February 2014 and will expire in December 2018.  In December 2017, our guarantee will be reduced from $1.0 million to $510,000 as a result of paying off a portion of the facility.

		Interest Rate			Total Principal Due
(All Amount in Thousands)		December 31,	December 31,	Maturity	December 31,	December 31,
Description of Secured Debt		2014	2013	Date	2014	2013
Notes Payable – Variable Rate	(1)	2.7471%	2.7451%	2018	$12,025	$15,460
Notes Payable – Variable Rate		2.7312-2.7324%	2.7400%	2018	41,400	45,081
Notes Payable – Variable Rate		2.5050%	2.5188%	2017	9,144	11,383
Notes Payable – Variable Rate	(5)	2.9195%	2.9181%	2021	21,943	12,780
Notes Payable – Variable Rate	(1)	2.7350%	2.7384%	2018	15,394	16,651
Notes Payable – Variable Rate	(2)	3.6100%	2.8964%	2020	24,812	31,437
Notes Payable – Variable Rate	(3)	3.9900%	3.7500%	2018	41,906	44,437
Notes Payable – Fixed Rate	(4)	4.3500%		2020	37,759	-
Note Payable - Mortgage	(6)				5	-
Line of Credit	(3)	3.9100%	3.6700%	2018	38,500	21,000
					242,888	198,229
		Less Current Maturities			(23,367)	(19,213)
					$219,521	$179,016

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

Index of Financial Statements

leverage ratio of 4.50 to 1.0 through the fiscal quarter ending June 30, 2014, and 4.25 to 1.0 thereafter, and liquidity of not less than $15 million through June 30, 2014 and $20 million thereafter.

Effective September 30, 2014, certain of our lenders and lessors agreed at our request to adjust our covenants to less stringent levels to provide relief from the accounting impact of our above-described September 2014 vessel purchase and refinancing transactions.  Two of our lenders elected to adjust our definition of EBITDA to disregard the impact of these transactions, while the remainder of our lenders and lessors agreed to amend the consolidated leverage and fixed charge coverage ratios as follows: we are required to maintain a consolidated leverage ratio of 5.00 to 1.0 through the fiscal quarter ending December 31, 2015, then 4.75 to 1.0 through the fiscal quarter ending March 31, 2016, then 4.50 to 1.0 beginning the quarter ending June 30, 2016 through the quarter ending September 30, 2016, and 4.25 to 1.0 thereafter and the minimum fixed charge coverage ratio we are required to maintain is 1.10 to 1.0 beginning with the quarter ending September 30, 2014 through the quarter ending December 31, 2014, 1.15 to 1.0 beginning with the quarter ending March 31, 2015 through the quarter ending December 31, 2015, 1.2 to 1.0 beginning with the quarter ending March 31, 2016 through the quarter ending June 30, 2016, and 1.25 to 1.0 thereafter (in each case as calculated under our amended debt agreements).

Effective December 31, 2014, each of our lenders and lessors agreed to our request to restate our tangible net worth covenant to exclude the non-cash estimated losses to be incurred as “Impairment Losses” relating to certain vessels classified as held for sale when calculating the minimum tangible net worth to be maintained for the covenants.  The impairment losses are deducted in full from the base and excluded for the future adjustments to the base resulting from the addition of 50% of the consolidated net income of the Company from future periods.

Our failure to produce improved results or obtain the necessary financing described on the previous page could jeopardize our ability to attain one or more of our financial covenants in the future.  Based on current conditions and our expectations that our performance will stabilize or improve marginally in the near term, we currently believe that we will be able to attain all of our financial covenants through December 31, 2015, but cannot assure you of this.

All of the debt listed in the chart above was either (i) issued directly by International Shipholding Corporation or (ii) issued by one or more subsidiaries of International Shipholding Corporation and guaranteed by International Shipholding Corporation.  Our variable rate notes payable and our line of credit are secured by assets with an aggregate book value of approximately $244.5 million as of December 31, 2014, and by a security interest in certain operating contracts and receivables.

The aggregate principal payments required as of December 31, 2014, for each of the next five years are approximately $23.4 million in 2015, $24.2 million in 2016, $26.9 million in 2017, $120.3 million in 2018, $9.1 million in 2019, and $39.0 million thereafter.

Our debt agreements, among other things, impose defined minimum working capital, minimum liquidity, and net worth requirements, impose leverage requirements, and prohibit us from incurring, without prior written consent, additional debt or lease obligations, except as defined.  As of December 31, 2014, we met all of the financial covenants under our various debt agreements among other things, the most restrictive of which include the working capital, leverage ratio, minimum net worth and interest coverage ratios.

In addition to the restrictions under our new Credit Facility, certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We have remained in compliance with this provision of these loan agreements for all periods presented.

Liquidity and Covenant Compliance

Beginning in the fourth quarter of fiscal year 2014, we commenced a plan to evaluate our liquidity and capital resource needs for fiscal year 2015.  Our plan included the reduction of our quarterly cash dividend on common stock and the identification of five non-performing assets that were approved for sale by our Board of Directors during the fourth quarter and classified as held for sale on our December 31, 2014 balance sheet.  Additionally, in the fourth quarter, we completed the renewal of our contract with TEC.  As a result of this contract renewal and the impairment recorded on one of our assets held for sale, we evaluated the recoverability of our deferred tax assets and concluded that it is more likely than not that we will not recognize the benefits of our federal tax attributes and therefore, recorded a valuation allowance of on our deferred tax assets during the fourth quarter.

One of our held for sale assets was sold prior to December 31, 2014 and on March 5, 2015, we finalized the sale of one of the four remaining held for sale assets.  We are actively marketing the remaining three assets and expect to complete the sale of these assets prior to December 31, 2015.  The estimated proceeds from the remaining three assets held for sale are an integral part to our compliance with our minimum liquidity requirements.  Additionally, to generate additional liquidity, we could sell unencumbered vessels in our fleet and defer capital expenditures and dry docking costs that are not required until 2016.

Index of Financial Statements

We are also currently in discussions with our creditors to further monetize collateralized assets under our existing line of credit by increasing our availability by an additional $15 million.  We believe the amendment to the credit facility will be executed by the end of the first quarter or early second quarter of 2015. In addition to this amendment, we are also in the process of obtaining bank financing for approximately $6.9 million which will go towards the construction and renovation of our future corporate office in New Orleans.  We anticipate closing the financing by the end of the first quarter of 2015. In addition to the $6.9 million in bank financing, we have received approximately $4.6 million in incentives from the State of Louisiana and expect to receive another $0.6 million of incentives during 2015 which will offset the cost of constructing the new corporate office.  The remaining cost of approximately$6.9 million to complete the construction of the building will be funded by cash on hand.  If we are unsuccessful in increasing our availability under our line of credit and are unsuccessful in obtaining the additional financing with our current lenders, we could re-market our requests with other interested parties, seek loan refinancing to further monetize asset values on other vessels, or attempt to access the equity markets under our current open shelf registration. The timing and success of our financing activities cannot be assured.

Failure to execute our plan could impact our ability to be in compliance with our quarterly debt covenants in 2015 and could cause us to suffer an event of default, which could, among other things, accelerate our obligations under any such agreement or preclude us from making future borrowings.  Moreover, because our debt obligations are represented by separate agreements with different lenders, in some cases any breach of these covenants or any other default under one agreement may create an event of default under other agreements, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such other agreements (even though we may otherwise be in compliance with all of our obligations under those agreements).  An event of default under a single agreement , including one that is technical in nature or otherwise not material, could result in the acceleration of our debt obligations under multiple lending agreements.  The acceleration of any or all amounts due under our debt agreements or the loss of the ability to borrow under our revolving credit facility or other debt agreements could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In the event of non-compliance with our debt covenants, we would seek to amend the covenants, obtain waivers from each of our lenders in order to cure any instances of non-compliance, or sell vessels that are currently unencumbered by debt or that serve as collateral against our outstanding debt obligations.  The disposition of one or more of these vessels would provide us with additional liquidity and capital resources that could be used to pay down the balances owed under our current debt obligations.

Index of Financial Statements

NOTE R – OTHER LONG-TERM LIABILITIES

Other Long-Term Liabilities consisted of the following:

	December 31,	December 31,
(All Amounts in Thousands)	2014	2013
Deferred Gains, net of Amortization	$17,917	$34,009
Pension and Post Retirement	12,497	10,339
Alabama Lease Incentive	5,739	6,887
Insurance Reserves	4,941	5,521
Derivatives	7,050	4,412
Other	1,732	4,138
Deferred Tax Liability	408	-
	$50,284	$65,306

NOTE S – STOCK BASED COMPENSATION

We grant stock-based compensation in the form of (1) unrestricted stock awards to our outside directors and (2) restricted stock units (“RSUs”) to key executive personnel.  These awards are granted under the International Shipholding Corporation 2011 Stock Incentive Plan (the “Plan”), which was approved by our stockholders in 2011.

Unrestricted Stock Awards

On January 15, 2013, we granted our outside directors an aggregate of 6,708 unrestricted shares of common stock from the Plan.  On January 14, 2014, we granted our outside directors an aggregate of 4,470 unrestricted shares of common stock from the Plan.  On January 15, 2015, we granted our outside directors an aggregate of 8,100 unrestricted shares of common stock from the Plan.

For the years ended December 31, 2014, 2013, and 2012, our income before taxes and net income reflected $120,000,  $120,000, and $420,000, and $120,000,  $78,000,  and $420,000, respectively, of stock-based compensation expenses, exclusive of expense related to the RSUs discussed below, which reduced both basic and diluted earnings by $0.02 per share for the year ended 2014.

A summary of the activity for stock awards during the year ended December 31, 2014 and 2013 are as follows:

	2014		2013
	Shares	Weighted Average Fair Value Per Share	Shares	Weighted Average Fair Value Per Share
Non-vested - December 31,	-	$ -	-	$ -
Unrestricted Shares Granted	4,470	$ 26.80	6,708	$ 17.89
Shares Vested	(4,470)	$ 26.80	(6,708)	$ 17.89
Shares Forfeited	-	-	-	-
Non-vested - December 31,	-	$ -	-	$ -

Index of Financial Statements

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

For the years ended December 31, 2014, 2013, and 2012, our net income reflected approximately $1.4 million, $1.3 million, and $797,000, respectively, of RSU stock-based compensation expenses, which reduced both basic and diluted earnings by $0.19 per share for the year 2014.

2012 Grants

With respect to RSUs granted in 2012, we achieved maximum performance on our Absolute Performance-Based RSUs, and 21,564 shares of common stock vested and were paid out in 2013.  In May 2014, an additional 1,500 shares vested and were paid out. The remaining 1,500 RSUs are scheduled to vest and pay out in May 2015.  With respect to our Relative Performance-Based RSUs, for our top four executives, whose awards were measured over a one-year performance period, our relative rank was in the 27th percentile, and therefore those awards paid out at 53% of grant (21,564 shares of common stock) in 2013.  Vesting of the remainder of Relative Performance-Based RSUs granted in 2012 was based on our relative TSR rank over a three-year measurement period, however we did not meet the minimum threshold and therefore the remaining 1,500 shares subject to those RSUs will be forfeited in 2015.

2013 Grants

With respect to RSUs granted in 2013, we achieved maximum performance on our Absolute Performance-Based RSUs, and 8,450 shares of common stock vested and paid out on May 7, 2014.  The remaining 3,525 RSUs are scheduled to vest and pay out ratably in May 2015 and 2016.  With respect to our Relative Performance-Based RSUs, for our top four executives, whose awards were measured over a one-year performance period, our relative rank was in the 79th percentile, and therefore those awards paid out at 150% of grant (20,064 shares of common stock) on May 7, 2014.  The remainder of Relative Performance-Based RSUs granted in 2013 will vest based on our relative TSR rank over a three-year measurement period, and therefore those 3,525 RSUs are scheduled to vest and be paid out in 2016 based on our relative performance as determined following the end of the performance period (December 31, 2015).

2014 Grants

In 2014, we granted 7,950 Time-Based RSUs, 17,351 Absolute Performance-Based RSUs, and 17,349 Relative Performance-Based RSUs.  The Time-Based RSUs will vest equally over three years.  With respect to our Relative Performance-Based RSU’s for our top four executives, whose awards were measured over a one year period, our relative rank was in the 10th percentile and therefore all 13,374 shares subject to those RSUs were forfeited.  The remainder of Relative Performance-Based RSUs granted in 2014 will vest based on our relative TSR rank over a three-year measurement  period and therefore those 3,975 shares subject to those RSUs are scheduled to vest and are to be paid out in 2017 based on our relative performance as determined following the end of the performance period (December 31, 2016).

Index of Financial Statements

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

Our operating results, net income and net income before taxes for the periods set forth below include (i) the following amounts of compensation expense associated with the stock grants and RSUs and (ii) the related reductions in earnings per share:

	Years Ended December 31,
(All Amounts in Thousands)	2014	2013
Stock-Based Compensation
Expense:
Stock Grants to Directors & Officers	$120	$120
RSUs Awards to Officers	$1,416	$1,299
Related Reduction in
Earnings Per Share [1]	$(0.14)	$(0.13)

[1] Same for basic and diluted earnings per share

Index of Financial Statements

A summary of the activity for the restricted stock unit awards during the year ended December 31, 2014 is as follows:

	Number of RSU's	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2013	131,100	$18.77
Additional Awards Granted	15,138	16.63
Awards Granted	42,650	24.99
Awards Exercised	(48,849)	24.97
Awards Cancelled	(25,639)	24.97
Non-vested - December 31, 2014	114,400	$22.07

Due to meeting the maximum performance level for the 2013 Absolute Performance-Based RSUs, an additional 15,138 shares were awarded. For the top four executives, the 2013 Relative Performance-Based RSUs met the performance level threshold, which resulted in the RSUs vesting and paying out at 150%. During 2014 we retired a combined total of 25,639 shares of common stock, in order to meet the minimum tax liabilities associated with the vesting of equity awards held by our executive officers.

Index of Financial Statements

NOTE T – ACCUMULATED OTHER COMPREHENSIVE LOSS

(All Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation (Loss) Income	Defined Benefit Pension Items	Total

Beginning balance as of January 1, 2014	$(4,279)	$(414)	$(9,217)	$(13,910)

Other comprehensive income (loss)
before reclassification	2,293	(250)	(3,104)	(1,061)

Amount reclassified from accumulated
other comprehensive income (loss)	(1,679)	-	260	(1,419)

Net current-period other
comprehensive income (loss)	614	(250)	(2,844)	(2,480)

Ending balance as of December 31, 2014	$(3,665)	$(664)	$(12,061)	$(16,390)

*The fair value balance as of December 31, 2014, includes a negative $412,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

(All Amounts in Thousands)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income (Loss) is Presented

Gains and losses on derivatives fair value
Interest rate contracts	$(1,483)	Interest expense
Foreign exchange contracts	(196)	Other revenues
	(1,679)	Total before tax
	-	Tax (expense) or benefit
	(1,679)	Net of tax
Amortization of defined benefit pension items
Prior service costs	97	A&G Expense
Actuarial losses	163	A&G Expense
	260	Total before tax
	-	Tax (expense) or benefit
	260	Net of tax
Total reclassifications for the period	$(1,419)	Net of tax

Index of Financial Statements

(All Amounts in Thousands)	Gains and Losses on Derivatives Fair Value *	Unrealized Translation (Loss) Income	Defined Benefit Pension Items	Total

Beginning balance January 1, 2013	$(7,352)	$(350)	$(17,244)	$(24,946)

Other comprehensive income (loss)
before reclassification	5,300	(64)	6,677	11,913

Amount reclassified from accumulated
other comprehensive income (loss)	(2,227)	-	1,350	(877)

Net current-period other
comprehensive income (loss)	3,073	(64)	8,027	11,036

Ending balance as of December 31, 2013	$(4,279)	$(414)	$(9,217)	$(13,910)

* The fair value balance as of December 31, 2013, included a negative $659,000 balance related to an interest rate swap from our 25% investment in Oslo Bulk AS.

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

NOTE U – PREFERRED STOCK

Series A Issuance

On February 21, 2013, we sold 250,000 shares of our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock, $1.00 par value per share, with a liquidation preference of $100.00 per share.

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series A Preferred Stock are payable at a rate of 9.50% per annum per $100.00 liquidation preference per share, starting from the date of original issue, February 21, 2013.  Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30.  However, the dividends are payable only if declared by our Board of Directors and must come from funds legally available for dividend payments.  On

Index of Financial Statements

January 7, 2014, the Board of Directors declared a dividend of $2.375 per share on our Series A Preferred Stock for the preferred stockholders of record as of January 29, 2014, which was paid on January 30, 2014.  On April 9, 2014, the Board of Directors declared a dividend of $2.375 per share on our Series A Preferred Stock for the preferred stockholders of record as of April 29, 2014, which was paid on April 30, 2014.  On July 7, 2014, the Board of Directors declared a dividend of $2.375 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock to preferred stockholders of record on July 29, 2014, which was paid on July 30, 2014.  On October 6, 2014, the Board of Directors declared a dividend of $2.375 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock to preferred stockholders of record on October 29, 2014, payable on October 30, 2014.  On January 8, 2015, the Board of Directors declared a dividend of $2.375 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock to preferred stockholders of record on January 29, 2015, which was paid on January 30, 2015.  As of December 31, 2014 we had no accumulated unpaid dividends for our Series A preferred stock.

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

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series B Preferred Stock are payable at a rate of 9.00% per annum per $100.00 liquidation preference per share, starting from the date of original issue, August 1, 2013. Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30.  However, the dividends are payable only if declared by our Board of Directors and must come from funds legally available for dividend payments.  On January 7, 2014, the Board of Directors declared a dividend of $2.25 per share on our Series B Preferred Stock for the preferred stockholders of record as of January 29, 2014, which was paid on January 30, 2014.  On April 9, 2014, the Board of Directors declared a dividend of $2.25 per share on our Series B Preferred Stock for the preferred stockholders of record as of April 29, 2014, which was paid on April 30, 2014.  On July 7, 2014, the Board of Directors declared a dividend of $2.25 per share 9.0% Series B Cumulative Perpetual Preferred Stock to preferred stockholders of record on July 29, 2014, which was paid on July 30, 2014.  On October 6, 2014, the Board of Directors declared a dividend of $2.25 per share 9.0% Series B Cumulative Perpetual Preferred Stock to preferred stockholders of record on October 29, 2014, payable on October 30, 2014.  On January 8, 2015, the Board of Directors declared a dividend of $2.25 per share on our 9.0% Series B Cumulative Perpetual Preferred Stock to preferred stockholders of record on January 29, 2015, which was paid on January 30, 2015.  As of December 31, 2014 we had no accumulated unpaid dividends for our Series B preferred stock.

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

Index of Financial Statements

NOTE V – (Loss) Earnings Per Share

The calculation of basic and diluted (loss) earnings per share is as follows (Amounts in thousands except share data):

	Years Ended December 31,
	2014	2013	2012
Numerator
Net (Loss) Income	$(54,699)	$18,532	$21,962
Preferred Stock Dividends	5,221	3,226	-
Net (Loss) Income Available to Common Stockholders	$(59,920)	$15,306	$21,962
Denominator
Weighted Average Shares of Common Stock
Outstanding:
Basic	7,284,482	7,237,472	7,195,606
Plus:
Effect of dilutive restrictive stock*	-	45,204	17,682
Diluted	7,284,482	7,282,676	7,213,288
(Loss) Earnings Per Common Share:
Net (Loss) Income per share - Basic	$(8.23)	$2.11	$3.05
Net (Loss) Income per share - Diluted	$(8.23)	$2.10	$3.04

*  The Company was in a loss position for the year ending December 31, 2014, therefore the impact of any incremental shares would have been anti-dilutive.  There are 45,204 and 17,682 incremental shares not included due to the fact it would be anti-dilutive for the twelve months ended December 31, 2013 and 2012, respectively.

NOTE W – STOCK REPURCHASE PROGRAM

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  Previously, we repurchased 491,572 shares of our common stock for approximately $11.5 million. We suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for approximately $5.2 million.  There were no shares repurchased during the years 2011-2014.  Unless and until the Board otherwise provides, this authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.

NOTE X – TRANSACTIONS WITH RELATED PARTIES

We own a 49% interest in Terminales Transgolfo (“TTG”) (See Note E  - Unconsolidated Entities).  At December 31, 2014, we had a note receivable of approximately $1.7 million due from TTG.  The long-term portion of this receivable is recorded on our consolidated balance sheets under “Due from Related Parties.” The note receivable has no fixed payment schedule but payment in full is due by December 31, 2020. Interest income on this receivable is earned at the rate of 7.65% per year for seven years.

The brother of one of our executive officers and directors serves as our Secretary and is a partner in, and member of the Board of Directors of, the law firm of Jones Walker LLP, which has represented us since our inception. Fees paid to the firm for legal services rendered to us were approximately $1.2 million, $2.1 million,  and $1.5 million, for the years ended December 31, 2014, 2013 and 2012, respectively.  We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. There were no amounts due to the legal firm at December 31, 2014, 2013, and 2012, respectively.

Index of Financial Statements

NOTE Y - FAIR Value Measurements

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(All Amounts in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Derivative Assets	$-	$-	$-	$-
Derivative Liabilities	$-	$(7,348)	$-	$(7,348)

Index of Financial Statements

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

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at December 31, 2014 and 2013.   We estimated the fair value of our variable rate long-term debt at December 31, 2014, including current maturities, to equal approximately $244.5 million due to the variable rate nature of the debt as well as to the underlying value of the collateral.  Credit risk has also been considered and has been determined to not be a material factor.

NOTE Z – SUBSEQUENT EVENTS

On March 5, 2015, we finalized the sale on a 36,000 dead weight ton handysize vessel. Net proceeds from the sale, after the pay-off of the related debt, was approximately $3.0 million. The vessel was one of four vessels classified as held for sale on December 31, 2014 that was written down to fair value less costs to sell.

Index of Financial Statements

NOTE AA – QUARTERLY FINANCIAL INFORMATION – (Unaudited)

		Quarter Ended

(All Amounts in Thousands Except Share Data)		March 31	June 30	Sept. 30	Dec. 31
2014	Revenues	$72,694	$76,752	$74,410	$70,978
	Voyage Expenses*	$57,433	$57,802	$55,450	$52,355
	Operating Income (Loss)	$(2,256)	$1,660	$1,074	$(36,975)
	Net Loss	$(3,217)	$(664)	$(2,565)	$(48,253)
	Basic and Diluted Loss per Common Share:

	Basic Loss Per Common Share	$(0.62)	$(0.27)	$(0.53)	$(6.81)
	Diluted Loss Per Common Share	$(0.62)	$(0.27)	$(0.53)	$(6.81)

2013	Revenues	$81,124	$74,897	$77,938	$76,169
	Voyage Expenses*	$65,970	$58,067	$60,395	$52,269
	Operating Income	$306	$1,404	$1,959	$6,048
	Net Income (Loss)	$1,653	$1,859	$(2,222)	$17,242
	Basic and Diluted Earnings (Loss) per Common Share:

	Basic Earnings (Loss) Per Common Share	$0.19	$0.17	$(0.46)	$2.21
	Diluted Earnings (Loss) Per Common Share	$0.19	$0.17	$(0.46)	$2.20

*Certain previously reported amounts have been reclassified out of voyage expense and into amortization and depreciation expense to conform to the 2014 presentation.

NOTE AB - SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
(All Amounts in Thousands)	2014	2013	2012
Cash Payments:
Interest Paid	$6,676	$7,752	$9,304
Taxes Paid	$258	$228	$442

Index of Financial Statements

SCHEDULE I – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

				Deductions
	Balance at	Additions		for purpose for	Balance at
	beginning of	Charged to	Charged to	which accounts	end of
(All Amounts in Thousands)	period	expense	Other accounts	were set up	period

December 31, 2012:
Insurance Reserves	$2,483	$5,658	$1,141	$(4,297)	$4,985
Other Reserves	1,250	23	5	-	1,278
Total	$3,733	$5,681	$1,146	$(4,297)	$6,263

December 31, 2013:
Insurance Reserves	$4,985	$4,671	$-	$(4,203)	$5,453
Other Reserves	1,278	24	-	-	1,302
Total	$6,263	$4,695	$-	$(4,203)	$6,755

December 31, 2014:
Insurance Reserves	$5,453	$5,138	$-	$(5,943)	$4,648
Other Reserves	1,302	23	-	-	1,325
Total	$6,755	$5,161	$-	$(5,943)	$5,973