Form 10-Q
period 2015-06-30
INTERNATIONAL SHIPHOLDING CORP
filed 2015-08-03
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Common stock, $1 par value. . . . . . . .  7,333,406 shares outstanding as of July 28, 2015

INTERNATIONAL SHIPHOLDING CORPORATION

Quarterly Report on Form 10-Q for the

Three Months Ended June 30, 2015

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

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All Amounts in Thousands Except Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$67,308	$76,752	$135,334	$149,446

Operating Expenses
Voyage Expenses	53,809	57,802	106,020	115,235
Amortization Expense	4,348	5,486	9,535	10,649
Vessel Depreciation	5,490	6,516	11,033	13,237
Other Depreciation	187	180	371	364
Administrative and General Expenses	4,788	5,108	9,810	10,557
Impairment Loss	1,828	-	1,828	-
Gain on Sale of Assets	(4,747)	-	(4,679)	-
Total Operating Expenses	65,703	75,092	133,918	150,042

Operating Income (Loss)	1,605	1,660	1,416	(596)

Interest and Other
Interest Expense	2,444	2,041	5,112	4,186
Derivative Loss	181	18	2,991	32
Loss on Extinguishment of Debt	260	-	355	-
Other Income from Vessel Financing	(470)	(472)	(915)	(961)
Investment Income	(17)	(5)	(24)	(24)
Foreign Exchange Loss	46	9	91	93
	2,444	1,591	7,610	3,326
Income (Loss) Before Provision (Benefit) for Income Taxes and Equity in Net Income (Loss) of Unconsolidated Entities	(839)	69	(6,194)	(3,922)

Provision (Benefit) for Income Taxes	(7)	653	32	(229)

Equity in Net Income (Loss) of Unconsolidated Entities (Net of Applicable Taxes)	665	(80)	1,558	(188)

Net Loss	$(167)	$(664)	$(4,668)	$(3,881)

Preferred Stock Dividends	1,306	1,305	2,611	2,611

Net Loss Attributable to Common Stockholders	$(1,473)	$(1,969)	$(7,279)	$(6,492)

Loss Per Common Share:
Basic	$(0.20)	$(0.27)	$(0.99)	$(0.89)
Diluted	$(0.20)	$(0.27)	$(0.99)	$(0.89)

Weighted Average Shares of Common Stock Outstanding:
Basic	7,324,050	7,281,807	7,316,309	7,267,023
Diluted	7,324,050	7,281,807	7,316,309	7,267,023

Common Stock Dividends Per Share	$0.05	$0.25	$0.30	$0.50

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Loss	$(167)	$(664)	$(4,668)	$(3,881)

Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Gain (Loss)	(55)	42	(116)	17
Change in Fair Value of Derivatives	90	(44)	330	(35)
De-Designation of Interest Rate Swap	-	-	2,859	-
Change in Funded Status of Defined Benefit Plan	42	(24)	346	151
Comprehensive Loss	$(90)	$(690)	$(1,249)	$(3,748)

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Share Data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and Cash Equivalents	$12,956	$21,133
Restricted Cash	1,156	1,394
Accounts Receivable, Net of Allowance for Doubtful Accounts	33,309	31,322
Prepaid Expenses	7,278	10,927
Deferred Tax Asset	200	408
Other Current Assets	651	370
Notes Receivable	1,628	3,204
Material and Supplies Inventory	9,163	9,760
Assets Held for Sale	6,435	6,976
Total Current Assets	72,776	85,494

Investment in Unconsolidated Entities	22,956	21,837

Vessels, Property, and Other Equipment, at Cost:
Vessels	526,186	520,026
Building	1,779	1,354
Land	623	623
Leasehold Improvements	26,348	26,348
Construction in Progress	5,830	2,371
Furniture and Equipment	11,014	10,461
	571,780	561,183
Less - Accumulated Depreciation	(179,559)	(186,450)
	392,221	374,733
Other Assets:
Deferred Charges, Net of Accumulated Amortization	27,460	25,787
Intangible Assets, Net of Accumulated Amortization	23,789	25,042
Due from Related Parties	1,500	1,660
Notes Receivable	24,955	24,455
Goodwill	2,735	2,735
Assets Held for Sale	-	48,701
Other	2,959	4,843
	83,398	133,223

TOTAL ASSETS	$571,351	$615,287

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Share Data)

	June 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Maturities of Long-Term Debt	$23,062	$23,367
Accounts Payable and Other Accrued Expenses	49,488	52,731
Total Current Liabilities	72,550	76,098

Long-Term Debt, Net	192,981	216,651

Other Long-Term Liabilities:
Incentive Obligation	4,268	4,644
Other	39,825	50,284

TOTAL LIABILITIES	309,624	347,677

Stockholders' Equity:
Preferred Stock, $1.00 Par Value, 2,000,000 Shares Authorized:
9.50% Series A Cumulative Perpetual Preferred Stock, 250,000 Shares Issued and Outstanding at June 30, 2015 and December 31, 2014, Respectively	250	250
9.00% Series B Cumulative Perpetual Preferred Stock, 316,250 Shares Issued and Outstanding at June 30, 2015 and December 31, 2014, Respectively	316	316
Common Stock, $1.00 Par Value, 20,000,000 Shares Authorized, 7,333,406 and 7,301,657 Shares Outstanding at June 30, 2015 and December 31, 2014, Respectively	8,761	8,743
Additional Paid-In Capital	141,141	140,960
Retained Earnings	149,633	159,134
Treasury Stock 1,388,078 Shares at June 30, 2015 and December 31, 2014	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(12,971)	(16,390)
TOTAL STOCKHOLDERS' EQUITY	261,727	267,610

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$571,351	$615,287

The accompanying notes are in an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All Amounts in Thousands Except Share Data)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(4,668)	$(3,881)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used In) Operating Activities:
Depreciation	11,404	13,601
Amortization of Deferred Charges	8,832	8,896
Amortization of Intangible Assets	1,253	2,058
Deferred Tax	-	(271)
Non-Cash Share Based Compensation	329	833
Equity in Net (Income) Loss of Unconsolidated Entities, Net	(1,152)	188
Impairment Loss	1,828	-
Gain on Sale of Assets	(4,679)	-
Loss on Extinguishment of Debt, Net	346	-
Loss on Foreign Currency Exchange, Net	91	93
Loss on Derivatives, Net of Cash Settlements	53	32
Amortization of Deferred Gains	(1,921)	(2,712)
Other Reconciling Items, net	345	(86)
Changes in operating assets and liabilities:
Deferred Drydocking Charges	(9,285)	(4,098)
Accounts Receivable	(5,258)	1,566
Inventory and Other Current Assets	4,329	904
Other Assets	(45)	(500)
Accounts Payable and Accrued Liabilities	(3,934)	(3,727)
Other Long-Term Liabilities	(1,101)	(1,179)
Net Cash Provided by (Used In) Operating Activities	(3,233)	11,717

Cash Flows from Investing Activities:
Purchases of and Capital Improvements to Property and Equipment	(6,500)	(6,547)
Investment in Unconsolidated Entities	-	(7,886)
Net Change in Restricted Cash Account	238	2,499
Cash Proceeds from the State of Louisiana	591	-
Cash Proceeds from Sale of Assets	29,354	-
Cash Proceeds from Receivable Settlement	3,890	-
Proceeds from Payments on Note Receivables	1,076	2,124
Net Cash Provided by (Used In) Investing Activities	28,649	(9,810)

Cash Flows from Financing Activities:
Proceeds from Line of Credit	5,000	18,000
Payments on Line of Credit	(12,500)	(8,000)
Proceeds from Issuance of Debt	32,000	-
Principal Payments on Long Term Debt	(48,157)	(9,511)
Cash Payments to Settle Foreign Currency Contract	(4,033)	-
Additions to Deferred Financing Charges	(1,098)	(339)
Dividends Paid	(4,805)	(6,250)
Net Cash Used In Financing Activities	(33,593)	(6,100)

Net Decrease in Cash and Cash Equivalents	(8,177)	(4,193)
Cash and Cash Equivalents at Beginning of Period	21,133	20,010

Cash and Cash Equivalents at End of Period	$12,956	$15,817

Supplemental disclosure of non-cash investing activities:
Additions to vessels, property, plant and equipment included in accounts payable and other accrued expenses	$20	$716

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2015

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

Certain previously reported amounts have been reclassified to conform to the 2015 presentation.  Specifically, drydock amortization of $4.5 million and $8.6 million for the three and six months ended June 30, 2014, respectively, which were previously included in voyage expense, are now included in amortization expense, and miscellaneous depreciation expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively, which were previously included in voyage expense and administrative and general expense, are now included in other depreciation expense in the Condensed Consolidated Statements of Operations and other tables herein. Additionally, deferred debt issuance costs, which were previously included in deferred charges, net of accumulated amortization, are now included as an offset to long-term debt (see Note 6 – Goodwill, Other Intangible Assets, and Deferred Charges).

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

The following table presents information about segment profit and loss for the three months ended June 30, 2015 and 2014:

RESULTS OF OPERATIONS

three MONTHS ENDED JUNE 30, 2015

COMPARED TO THE three MONTHS ENDED JUNE 30, 2014

(All Amounts in Thousands)		Pure Car
	Jones	Truck	Dry Bulk	Rail	Specialty
	Act	Carriers	Carriers	Ferry	Contracts	Other	Total
2015
Fixed Revenue	$19,550	$14,512	$1,866	$-	$11,073	$-	$47,001
Variable Revenue	-	8,656	1,113	9,827	647	64	20,307
Total Revenue	19,550	23,168	2,979	9,827	11,720	64	67,308
Voyage Expenses	16,702	18,041	1,936	7,590	9,662	(122)	53,809
Amortization Expense	3,114	776	60	136	262	-	4,348
Income of Unconsolidated Entities	-	-	(208)	(117)	(340)	-	(665)
Gross Voyage Profit (excluding Depreciation Expense)	$(266)	$4,351	$1,191	$2,218	$2,136	$186	$9,816

Gross Voyage Profit Margin	(1)%	19%	40%	23%	18%	-	15%

2014
Fixed Revenue	$33,216	$15,295	$1,758	$-	$8,487	$-	$58,756
Variable Revenue	-	3,858	3,505	9,739	911	(17)	17,996
Total Revenue	33,216	19,153	5,263	9,739	9,398	(17)	76,752
Voyage Expenses	23,503	16,093	3,380	7,577	7,736	(487)	57,802
Amortization Expense	3,678	810	32	256	710	-	5,486
Loss (Income) of Unconsolidated Entities	-	-	89	39	(48)	-	80
Gross Voyage Profit (excluding Depreciation Expense)	$6,035	$2,250	$1,762	$1,867	$1,000	$470	$13,384

Gross Voyage Profit Margin	18%	12%	33%	19%	11%	-	17%

The following table presents information about segment profit and loss for the six months ended June 30, 2015 and 2014:

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2015

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

(All Amounts in Thousands)		Pure Car
	Jones	Truck	Dry Bulk	Rail	Specialty
	Act	Carriers	Carriers	Ferry	Contracts	Other	Total
2015
Fixed Revenue	$44,145	$28,759	$3,734	$-	$21,644	$-	$98,282
Variable Revenue	-	16,189	2,368	17,612	832	51	37,052
Total Revenue	44,145	44,948	6,102	17,612	22,476	51	135,334
Voyage Expenses	35,292	35,061	4,516	14,476	17,219	(544)	106,020
Amortization Expense	6,942	1,491	121	421	560	-	9,535
Income of Unconsolidated Entities	-	-	(843)	(43)	(672)	-	(1,558)
Gross Voyage Profit (excluding Depreciation Expense)	$1,911	$8,396	$2,308	$2,758	$5,369	$595	$21,337

Gross Voyage Profit Margin	4%	19%	38%	16%	24%	-	16%

2014
Fixed Revenue	$62,315	$30,911	$3,284	$-	$17,188	$-	$113,698
Variable Revenue	-	7,799	7,094	17,667	3,158	30	35,748
Total Revenue	62,315	38,710	10,378	17,667	20,346	30	149,446
Voyage Expenses	44,712	32,756	6,946	14,423	17,212	(814)	115,235
Amortization Expense	7,345	1,345	109	416	1,434	-	10,649
Loss (Income) of Unconsolidated Entities	-	-	169	67	(48)	-	188
Gross Voyage Profit (excluding Depreciation Expense)	$10,258	$4,609	$3,154	$2,761	$1,748	$844	$23,374

Gross Voyage Profit Margin	16%	12%	30%	16%	9%	-	16%

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$67,308	$76,752	$135,334	$149,446

Voyage Expenses	53,809	57,802	106,020	115,235
Amortization Expense	4,348	5,486	9,535	10,649
Net (Income) Loss of Unconsolidated Entities	(665)	80	(1,558)	188

Gross Voyage Profit	9,816	13,384	21,337	23,374

Vessel Depreciation	5,490	6,516	11,033	13,237
Other Depreciation	187	180	371	364

Gross Profit	4,139	6,688	9,933	9,773

Other Operating Expenses:
Administrative and General Expenses	4,788	5,108	9,810	10,557
Impairment Loss	1,828	-	1,828	-
Gain on Sale of Other Assets	(4,747)	-	(4,679)	-
Less: Net Income (Loss) of Unconsolidated Entities	665	(80)	1,558	(188)
Total Other Operating Expenses	2,534	5,028	8,517	10,369

Operating Income (Loss)	$1,605	$1,660	$1,416	$(596)

NOTE 3 – GAIN ON SALE OF ASSETS

During the second quarter of 2015, we sold a 14,930 dead weight ton, 1994-built Pure Car Truck Carrier that had previously contributed to our PCTC segment. In exchange, we received $13.0 million cash, recorded a gain on sale of asset of approximately $4.7 million, and paid down $10.0 million on our revolving line of credit.

During the first quarter of 2015, we sold a 36,000 dead weight ton Handysize vessel and its related equipment.  We received $16.4 million, net of commissions and other costs to sell, and recorded a loss on sale of asset of approximately $68,000 during the quarter. Additionally, we paid off related debt of approximately $13.5 million and recorded a loss on extinguishment of debt of approximately $95,000.    This vessel was previously reported in the Dry Bulk segment and was included in Assets Held for Sale at December 31, 2014.

NOTE 4 - INVENTORY

Our inventory consists of three major classes: spare parts, fuel, and warehouse inventory.  Spare parts and warehouse inventories are stated at the lower of cost or market based on the first-in, first-out method of accounting. Our fuel inventory is based on the average cost method of accounting.  We have broken down the inventory balances as of June 30, 2015 and December 31, 2014 by major class in the following table:

(All Amounts in Thousands)	June 30,	December 31,
Inventory Classes	2015	2014
Spare Parts Inventory	$3,420	$3,253
Fuel Inventory	2,879	3,967
Warehouse Inventory	2,864	2,540
Total	$9,163	$9,760

NOTE 5 – UNCONSOLIDATED ENTITIES

The following table summarizes our equity in net income (loss) of unconsolidated entities for the three and six months ended June 30, 2015 and 2014, respectively:

(All Amounts in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Oslo Bulk, AS	$171	$(25)	$686	$(87)
Oslo Bulk Holding Pte. Ltd (formerly Tony Bulkers)	36	(64)	156	(82)
Terminales Transgolfo, S.A. de C.V.	117	(39)	43	(67)
Saltholmen Shipping Ltd	261	48	512	48
Brattholmen Shipping Ltd	80	-	161	-
Total Equity in Net Income (Loss) of Unconsolidated Entities	$665	$(80)	$1,558	$(188)

These investments have been accounted for under the equity method and our portion of their earnings or losses is presented net of any applicable taxes on our condensed consolidated statements of operations under the caption "Equity in Net Income (Loss) of Unconsolidated Entities (Net of Applicable Taxes).”

For additional information on our investment in these and other unconsolidated entities, see Note E – Unconsolidated Entities to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 6 – GOODWILL, OTHER INTANGIBLE ASSETS, AND DEFERRED CHARGES

During the second quarter of 2015, the Company adopted ASU 2015-3 and, as a result, reclassified approximately $3.2 million and $2.9 million of deferred debt issuance costs from Deferred Charges, Net of Accumulated Amortization to offset against Long-Term Debt on our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. Amortization expense related to these charges was $0.2 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

Amortization expense for intangible assets was approximately $0.7 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively.  Amortization expense for deferred charges was approximately $3.8 million and $4.5 million for the three months ended June 30, 2015 and 2014, respectively, and $8.4 million and $8.6 million for the six months ended June 30, 2015 and 2014, respectively.  The following table presents the rollforward of goodwill, other intangible assets, and deferred charges for the six months ended June 30, 2015:

(All Amounts in Thousands)		Balance at					Balance at
	Amortization	December 31,	Cash			Non-Cash	June 30,
	Period	2014	Additions	Disposals	Amortization	Reclassifications	2015
Indefinite Life Intangibles
Goodwill		$2,735	$-	$-	$-	$-	$2,735
Total Indefinite Life Intangibles		$2,735	$-	$-	$-	$-	$2,735

Definite Life Intangibles
Trade names - FSI	240 months	$57	$-	$-	$(2)	$-	$55
Trade names - UOS	144 months	1,357	-	-	(68)	-	1,289
Customer Relationships - FSI	240 months	375	-	-	(10)	-	365
Customer Relationships - UOS	144 months	23,253	-	-	(1,173)	-	22,080
Total Definite Life Intangibles		$25,042	$-	$-	$(1,253)	$-	$23,789

Deferred Charges
Drydocking Costs	various	$25,238	$9,285	$(2,080)	$(8,282)	$2,579	$26,740
Other Deferred Charges	various	549	195	-	(101)	77	720
Total Deferred Charges		$25,787	$9,480	$(2,080)	$(8,383)	$2,656	$27,460

NOTE 7 – ASSETS HELD FOR SALE

As a result of continued evaluation of our strategic alternatives, during the fourth quarter of 2014, we devised a plan to sell three Handysize vessels and one inactive Jones Act Tug-Barge unit.  Upon approval of this plan, we classified the Handysize vessels and their related equipment as Long Term Assets Held for Sale, valued at approximately $48.7 million at December 31, 2014.  The Tug-Barge unit and inventory related to the Handysize vessels were classified as Short Term Assets Held for Sale, and were valued at approximately $7.0 million at December 31, 2014.

During 2014, the Company adopted ASU 2014-8 which changed the definition of discontinued operations.  In accordance with this guidance, we determined that the assets held for sale did not represent a strategic shift that would have a major effect on our operations and financial results.  As such, we did not report the financial results related to these assets as discontinued operations.

During the first quarter of 2015, we sold one of the Handysize vessels and its equipment and paid off related debt.  For additional information related to the sale of this vessel, see Note 3 – Gain on Sale of Assets.

At June 30, 2015, we reclassified the remaining two Handysize vessels and their related equipment and inventory from Assets Held for Sale to assets held in use (Vessels, Property, and Other Equipment) and recorded an impairment loss of approximately $1.8 million to adjust the vessels to current fair market value. See Note 12 – Long Term Debt for additional information. At June 30, 2015, the Tug-Barge unit is classified as Short Term Assets Held for Sale of approximately $6.4 million.  As a result of these classifications, there was no depreciation expense related to these assets during the first half of 2015.

NOTE 8 – INCOME TAXES

We recorded a tax provision of $32,000 on our $6.2 million loss before taxes and equity in net income of unconsolidated entities for the six months ended June 30, 2015.  For the first six months of 2014 we recorded an income tax benefit of $229,000 on our $3.9 million loss before equity in net income of unconsolidated entities. These provision amounts represent our qualifying U.S. flag operations, which continue to be taxed under the “tonnage tax” provisions rather than the normal U.S. corporate income tax provisions, state income taxes paid, and foreign income tax withholdings or refunds.  In accordance with Internal Revenue Code (IRC) Section 1359 disposition of qualifying vessels, we have elected to defer taxable gains on the sale of qualifying tonnage tax vessels operating under the tonnage tax regime.  IRC Section 1359(b) defers the recognition of taxable gains for three years after the close of the first taxable year in which the gain is realized or subject to such terms and conditions as may be specified by the Secretary of the Internal Revenue Service, on such later date as the Secretary may designate upon application by the taxpayer.  Deferred gains on the sale of qualifying vessels must be recognized if the amount realized upon such sale or disposition exceeds the cost of the replacement qualifying vessel, limited to the gain recognized on the transaction.  We have elected to defer gains of approximately $80.9 million from the dispositions of qualifying vessels in prior years, of which $79.4 million of such deferred gain originated in the year ending December 31, 2012.  In order to meet the non-recognition requirements on the 2012 dispositions, we would need to acquire qualifying replacement property by December 31, 2015. Management currently intends to satisfy substantially all requirements for non-recognition of taxable gains through purchase, refinancing, or by the extended time of replacement if granted by the Secretary of the Internal Revenue Service upon our application.  To the extent any gain is recognized, we expect that existing tax attributes will be utilized to offset such gain. We intend to continue to monitor our ability to meet the requirements of IRC Section 1359 on a quarterly basis.

We established a valuation allowance against deferred income tax assets in 2014 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred income tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on a quarterly basis.  We recorded an increase in our valuation allowance of $1.8 million for the six months ending June 30, 2015.

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

Contingencies

On and after June 26, 2014, U.S. Customs and Border Protection (CBP) issued pre-penalty notifications to us and two of our affiliates alleging failure to properly report the importation of spare parts incorporated into our vessels covering the period April 2008 through September 2012. Under these notifications, CBP’s proposed duty is currently approximately $2.1 million along with a proposed penalty on the assessment of approximately $8.3 million.  The basis of CBP’s assessment is that the U. S. Government experienced a loss of revenue consisting of the difference between the government’s ad valorem duty and the consumption entry duty actually paid by us.  On September 24, 2014, we submitted our formal response to CBP’s claim and denied violating the applicable U.S. statute or regulations.    We have not accrued a liability for this matter because we believe it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.

Note 12 – Long Term Debt contains a discussion of our debt guarantees under the subheading “Guarantees.”For further information on our commitments and contingencies, see Note K – Commitment and Contingencies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended June 30, 2015 and 2014:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
Components of net periodic benefit cost:	2015	2014	2015	2014
Service cost	$171	$155	$8	$4
Interest cost	359	381	118	144
Expected return on plan assets	(638)	(571)	-	-
Amortization of prior service cost	(1)	(1)	26	25
Amortization of net loss	111	1	37	(1)
Net periodic benefit cost (benefit)	$2	$(35)	$189	$172

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the six months ended June 30, 2015 and 2014:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
Components of net periodic benefit cost:	2015	2014	2015	2014
Service cost	$342	$309	$16	$7
Interest cost	718	762	236	289
Expected return on plan assets	(1,276)	(1,226)	-	-
Amortization of prior service cost	(2)	(1)	52	50
Amortization of net loss	222	64	74	87
Net periodic benefit cost (benefit)	$4	$(92)	$378	$433

We contributed $150,000 to our pension plan for the six months ended June 30, 2015.  We expect to contribute an additional $450,000 before December 31, 2015.

NOTE 11 – DERIVATIVE INSTRUMENTS

We use derivative instruments from time to time to manage certain foreign currency and interest rate risk exposures. We do not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded through other comprehensive income and reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of our derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and the occurrence of certain transactions.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which was a liability of $148,000 in the aggregate for all of our contracts as of June 30, 2015 (see table below). As of March 31, 2015, we expected to refinance our Yen-based credit facility with a U.S. dollar facility.  Interest payable under the Yen-based loan was fixed after we entered into a variable-to-fixed interest rate swap in 2009.  Due to our determination at March 31, 2015 that it was more likely than not that the Yen-based loan would be refinanced, we classified the interest rate swap as completely ineffective at March 31, 2015.  As a result, we recorded at such time a $2.8 million charge to derivative loss on our condensed consolidated statement of operations with the offset to other comprehensive loss.  In April 2015, we refinanced our Yen-based facility with a USD-based facility and paid approximately $2.9 million to settle our related interest rate swap.  At December 31, 2014, we had a derivative liability of $3.0 million, which was recorded in Other Liabilities (long-term) on the consolidated balance sheet as it related to this interest rate swap.    The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss, net of taxes, was $0.5 million and $3.7 million as of June 30, 2015 and December 31, 2014, respectively.

The notional and fair value amounts of our derivative instruments as of June 30, 2015 were as follows:

(All Amounts in Thousands)		Liability Derivatives
	Current Notional	Balance Sheet	Fair
	Amount	Location	Value
Foreign Exchange Contracts	$1,200	Current Liabilities	$(148)

The effect of derivative instruments designated as cash flow hedges on our condensed consolidated statement of operations for the six months ended June 30, 2015 were as follows:

(All Amounts in Thousands)		Location of	Amount of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Recognized in
	Recognized	Reclassified from	Reclassified from	Income from
	in OCI*	AOCI** to Income	AOCI to Income	Ineffective Portion
Interest Rate Swaps	$297	Interest Expense	$484	$(132)
De-Designation of Interest Rate Swaps	2,859		-	(2,859)
Foreign Exchange Contracts	33	Other Revenues	178	-
Total	$3,189		$662	$(2,991)

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

In April of 2015, we paid approximately $4.1 million to settle our foreign forward exchange contract in connection with the refinancing of our Yen-based facility to a USD-based facility.  This cash payment was reflected as a financing activity on the condensed consolidated statement of cash flows since the instrument was acquired in connection with the Yen-based debt facility.  At December 31, 2014, we had a derivative liability of $4.0 million, which was recorded in Other Liabilities (long-term), and $0.1 million, which was recorded in Current Liabilities, on the consolidated balance sheet as it related to this contract.

The following table summarizes the remaining notional values as of June 30, 2015, of these contracts:

(All Amounts in Thousands)
		Amount Available
Transaction Date	Type of Currency	in Dollars	Effective Date	Expiration Date
Sep-14	Peso	$450	Jan-15	Dec-15
Oct-14	Peso	450	Jan-15	Dec-15
Dec-14	Peso	300	Jan-15	Dec-15
		$1,200

NOTE 12 – LONG TERM DEBT

Debt Obligations

We currently maintain a senior secured credit facility (“Credit Facility”) that matures on September 24, 2018. At June 30, 2015, the Credit Facility was comprised of a term loan facility in the principal amount of $45.0 million and a revolving credit facility (“LOC”) permitting draws in the principal amount of up to $50.0 million. The LOC includes a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  As of June 30, 2015, we had $31.0 million of borrowings and $7.4 million of letters of credit outstanding under our LOC.  Effective July 2, 2015, our Credit Facility was amended to $85.0 million with a LOC permitting draws in the principal amount of up to $40.0 million leaving approximately $1.6 million of additional borrowing capacity.

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

The Credit Facility, as amended, includes usual and customary covenants and events of default for credit facilities of its type.  Our ability to borrow under the Credit Facility is conditioned upon continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those stipulating as of June 30, 2015 that we maintain a consolidated leverage ratio not to exceed 5.0 to 1.0, an EBITDAR to fixed charges ratio of at least 1.05 to 1.0, liquidity of not less than $20.0 million, positive working capital, and a consolidated net worth of not less than the sum of $228.0 million, minus impairment losses, plus 50% of our consolidated net income earned after December 31, 2011, excluding impairment loss, plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility).  For information on the prior and future terms of these covenants, amendments to our covenants, and our compliance with these covenants, see “– Debt Covenants” below.

On April 24, 2015, we entered into a new loan agreement with DVB Bank SE in the amount of $32.0 million by refinancing our 2010 built PCTC. We received the loan proceeds on April 24, 2015 and applied them as follows: (i) $24.0 million to pay off an outstanding Yen facility in the amount of 2.9 billion Yen, (ii) $4.1 million to settle the related Yen forward contract, and (iii) $2.9 million to settle a Yen denominated interest rate swap.  Under the new DVB loan agreement, interest will be payable at a fixed rate of 4.16% with the principal being paid quarterly over a five-year term based on a ten-year amortization schedule with a final quarterly balloon payment of $16.8 million due on April 22, 2020.  Our 2010-built foreign flag PCTC along with customary assignment of earnings and insurances are pledged as security for the facility.  In the second quarter of 2015, we recorded a loss on extinguishment of debt of approximately $0.3 million as a result of the early debt payoff.  During the six months ended June 30, 2015, we capitalized approximately $0.6 million in loan costs associated with the DVB Bank loan, which will be amortized over the life of the loan.

In June of 2015, we merged the two ING loan facilities financing the Capesize bulk carrier, Supramax bulk carrier and two Handysize vessels.  None of the debt maturities or terms were amended.

During the second quarter 2015, we early adopted ASU 2015-3 and as a result reclassified approximately $3.2 million and approximately $2.9 million of deferred debt issuance costs from Deferred Charges, Net of Accumulated Amortization to offset against Long-Term Debt on our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

During the first quarter of 2015, we paid off approximately $13.5 million in debt in connection with the sale of one of our Handysize vessels.  Additionally, we wrote off approximately $95,000 of unamortized loan costs associated with the debt instrument which is reflected in loss on extinguishment of debt on our condensed consolidated statement of operations.

As of the dates indicated below, long-term debt consisted of the following:

(All Amount in Thousands)	Interest Rate			Total Principal Due
	June 30,	December 31,	Maturity	June 30,	December 31,
Description of Secured Debt	2015	2014	Date	2015	2014
Notes Payable – Variable Rate [1]	2.7803%	2.7471%	2018	$10,307	$12,025
Notes Payable – Variable Rate [1]	2.7708-2.7770%	2.7312-2.7324%	2018	26,373	41,400
Notes Payable – Variable Rate	2.5340%	2.5050%	2017	8,024	9,144
Notes Payable – Variable Rate [1]	2.7775%	2.7350%	2018	14,766	15,394
Notes Payable – Variable Rate [2]	3.9900%	3.9900%	2018	40,219	41,906
Notes Payable – Fixed Rate [3]	4.3500%	4.3500%	2020	36,279	37,759
Notes Payable – Variable Rate [4]	2.9354%	2.9195%	2021	20,297	21,943
Notes Payable – Variable Rate [5]		3.6100%	2020	-	24,812
Notes Payable – Fixed Rate [5]	4.1600%		2020	32,000	-
Note Payable - Mortgage [6]				5	5
Line of Credit [2]	3.9400%	3.9100%	2018	31,000	38,500
				219,270	242,888
		Less: Current Maturities		(23,062)	(23,367)
		Less: Debt Issuance Costs		(3,227)	(2,870)
				$192,981	$216,651

1.We entered into a variable rate financing agreement with ING Bank N.V, London branch in August 2010 for a seven year facility to finance the construction and acquisition of three Handysize vessels.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches which corresponded to the vessel delivery schedule.  Tranche I covered the first two vessels delivered with Tranche II covering the last vessel.  Tranche I was fully drawn in the amount of $36.8 million, and Tranche II fully drawn at $18.4 million We entered into a variable rate financing agreement with ING Bank N.V., London branch in June 2011 for a seven year facility to finance the acquisition of a Capesize vessel and a Supramax Bulk Carrier newbuilding, both of which we acquired a 100% interest in as a result of our acquisition of Dry Bulk.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches: Tranche A, fully drawn in June 2011 in the amount of $24.1 million, and Tranche B, providing up to $23.3 million of additional credit. Under Tranche B, we drew $6.1 million in November 2011 and $12.7 million in January 2012. In order to aid in the collateral value coverage covenant, both of the above facilities were merged into one under an Assignment, Assumption, Amendment and Restatement Facility dated June 10, 2015.  None of the debt maturities or terms were amended.

2.As described in greater detail above, our senior secured Credit Facility matures on September 24, 2018 and, at June 30, 2015,  included a term loan facility in the principal amount of $45 million and a LOC in the principal amount up to $50 million. The LOC facility includes a $20 million sublimit for the issuance of standby letters of credit and a $5 million sublimit for swingline loans.

3.We entered into a fixed rate financing agreement with DVB Bank SE, on August 26, 2014 in the amount of $38.5 million, collateralized by our 2007 PCTC at a rate of 4.35% with 24 quarterly payments with a final balloon payment of $20.7 million in August 2020.  This loan requires us to pre-fund a one-third portion of the upcoming quarterly scheduled debt payment, which, at June 30, 2015, constituted $0.4 million and is included as restricted cash on our balance sheet.

4.In August 2014, we paid off our $11.4 million loan with DNB Bank and obtained a new loan with RBS Asset Finance in the amount of $23.0 million collateralized by one of our 1999 PCTCs at a variable rate equal to the 30-day Libor rate plus 2.75% payable in 84 monthly installments with the final payment due August 2021.

5.In April 2015, we paid off our loan of $28.1 million loan with DNB Bank and settled the related Yen forward contract and interest rate swap.  We obtained a new loan with DVB Bank SE in the amount of $32.0 million.  Interest under the new loan is payable at a fixed rate of 4.16% with the principal being paid quarterly over a five-year term based on an amortization of ten years with a final quarterly balloon payment of $16.8 million due in April 2020.  This loan requires us to pre-fund a portion of the upcoming quarterly scheduled debt payment, which, at June 30, 2015, constituted $0.8 million and is included as restricted cash on our balance sheet.  This facility was amended on June 30, 2015 to change the borrower from LCI Shipholdings, Inc. to East Gulf Shipholding, Inc.

6.Represents borrowings associated with the proposed construction financing related to the building we plan to renovate as our New Orleans headquarters.

All of our principal credit agreements and operating leases require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage.  Throughout 2014 and 2015, there has been concern that we would be unable to meet all of our required debt covenants. Consequently, we solicited and received from our lenders and lessors amendments to or waivers from various of these covenants to assure our compliance therewith as of the end of the first, third and fourth quarters of 2014 and the end of the first and second quarters of 2015. Summarized below are key amendments and waivers received since September 30, 2014. For more complete information, see the discussion of our debt covenant compliance set forth in our periodic reports filed since January 1, 2014 with the SEC.

Effective September 30, 2014, certain of our lenders and lessors agreed at our request to adjust our covenants to less stringent levels to provide relief from the accounting impact of approximately $11.2 million in deferred gains resulting from the September 2014 vessel purchase and refinancing transactions.  Two of our lenders elected to adjust our definition of EBITDA to disregard the impact of these transactions, while the remainder of our lenders and lessors agreed at such time to amend the consolidated leverage and fixed charge coverage ratios to require us to maintain (i) a consolidated leverage ratio of 5.00 to 1.0 through the fiscal quarter ending December 31, 2015, then 4.75 to 1.0 through the fiscal quarter ending March 31, 2016, then 4.50 to 1.0 beginning the quarter ending June 30, 2016 through the quarter ending September 30, 2016, and 4.25 to 1.0 thereafter and (ii) a minimum fixed charge coverage ratio of 1.10 to 1.0 beginning with the quarter ending September 30, 2014 through the quarter ending December 31, 2014, 1.15 to 1.0 beginning with the quarter ending March 31, 2015 through the quarter ending December 31, 2015, 1.20 to 1.0 beginning with the quarter ending March 31, 2016 through the quarter ending June 30, 2016, and 1.25 to 1.0 thereafter (in each case as calculated under our amended debt agreements).

At the end of the first and second quarters of 2015, we received from our lenders and lessors additional amendments to or waivers from certain covenants contained in our financing and lease agreements.  We received permission from certain lenders and lessors to incur up to $15 million in additional indebtedness for general corporate purposes.  We also received from certain lenders and lessors permission to incur additional indebtedness in connection with our above-described refinancing of a foreign currency loan facility and our payoff of a related foreign currency interest rate swap.  We received from certain lenders and lessors a restatement of the fixed charge coverage ratio to a minimum 1.05 to 1.0 for the fiscal year 2015, 1.15 to 1.0 beginning with the quarter ending March 31, 2016, 1.20 to 1.0 beginning with the quarter ending June 30, 2016, and 1.25 to 1.0 for all periods thereafter.  The manner in which this fixed charge coverage ratio is determined and calculated differs under our various loan or lease agreements.  Two other lenders provided short-term relief by agreeing to amend, for 2015 only, the manner in which the leverage ratio will be calculated under the relevant agreement.  Additionally, in 2015 we received from one of our lenders relief under our loan to value ratio test.  As a result of the above-described waivers and concessions, we were in compliance with all of our debt covenants as of June 30, 2015.

Liquidity and Covenant Compliance

Beginning in the fourth quarter of fiscal year 2014, we commenced a plan to evaluate our liquidity and capital resource needs for fiscal year 2015 and beyond.  Our plan included the reduction of our quarterly cash dividend on common stock commencing in the second quarter of 2015 and the identification of five non-performing assets that were approved for sale by our Board of Directors during the fourth quarter of 2014 and classified as Assets Held for Sale on our December 31, 2014 balance sheet.  Additionally, in the fourth quarter of 2014, we completed the renewal of our contract as the primary marine transporter of coal for The Tampa Electric Company (‘TEC”).  As a result of this contract renewal and the impairment recorded on one of our assets held for sale, we evaluated the recoverability of our deferred tax assets and concluded that it is more likely than not that we will not recognize the benefits of our federal tax attributes.  Therefore, we recorded a valuation allowance on our deferred tax assets during the fourth quarter of 2014.  During the first half of 2015, we recorded an increase in this valuation allowance of $1.8 million.

Prior to December 31, 2014, we sold one of our held for sale assets, and on March 5, 2015, we finalized the sale of one of the four remaining held for sale assets.  By the end of the second quarter of 2015, we replaced our plan to sell two of our Handysize vessels with a new plan to resume operating the vessels in a revenue sharing agreement, albeit with different operators. The decision was primarily driven by offers to purchase the vessels that we concluded were inadequate.

We are also in the process of obtaining bank financing for approximately $6.9 million to fund the construction and renovation of our future headquarters office in New Orleans.  We anticipate closing this financing by the end of the third quarter of 2015. In addition to the $6.9 million in bank financing, we have received approximately $5.2 million in incentives from the State of Louisiana which offset part of the cost of constructing the new office.  We are evaluating options available to us to fund the remaining cost of approximately $6.9 million to complete the construction of the building.

In addition to these activities, we have explored to varying degrees other alternatives designed to increase our cash or strengthen our liquidity.  These other alternatives include (i) borrowing money secured by certain of our unencumbered assets, which currently constitute a small portion of our consolidated assets, (ii) seeking loan refinancings to further monetize the value of our assets collateralizing current loans, (iii) selling assets, (iv) reducing costs or (v) pursuing private or public offerings of debt or equity securities.  As of June 30, 2015, we estimate that the fair value of our unencumbered assets was approximately $65.3 million. We cannot assure you that we will pursue or continue to pursue any of the alternatives, or that any such efforts will be successful.

Failure to execute our plan would impact our ability to be in compliance with our 2015 and 2016 quarterly debt covenants, in particular our working capital, minimum liquidity and fixed charge ratios, and could cause us to suffer an event of default, which could, among other things, accelerate our obligations under any such agreement or preclude us from making future borrowings.  Moreover, because our debt obligations are represented by separate agreements with different lenders, in some cases any breach of these covenants or any other default under one agreement may create an event of default under other agreements, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such other agreements (even though we may otherwise be in compliance with all of our obligations under those agreements).  An event of default under a single agreement , including one that is technical in nature or otherwise not material, could result in the acceleration of our debt obligations under multiple lending agreements.  The acceleration of any or all amounts due under our debt agreements or the loss of the ability to borrow under our revolving credit facility or other debt agreements could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In the event of non-compliance with our debt covenants, we would likely seek to amend the covenants, obtain waivers from each of our lenders in order to cure any instances of non-compliance, or sell vessels that are currently unencumbered by debt or that serve as collateral against our outstanding debt obligations.

We currently believe that we will be able to continue to attain our financial covenants over the next twelve months based upon (i) current conditions, (ii) the assumption that we will generate cash through asset sales, cost savings initiatives or alternative transactions and (iii) our expectations that our underperforming segments will stabilize or improve marginally in the near term.  Because we cannot necessarily control future conditions or transactions, however, we cannot assure you that we are able to attain all of our financial covenants in future periods. Our future ability to attain our financial covenants will be dependent upon a wide range of factors, several of which are outside of our control.

In addition to the restrictions under our Credit Facility, certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We believe that we have consistently remained in compliance with this provision of these loan agreements and we do not believe this provision will hinder our ability to sell assets as needed to meet our financial covenants.

Guarantees

We guarantee two separate loan facilities of two separate shipping companies in which one of our wholly-owned subsidiaries has indirect ownership interests.  With respect to one of the two loan facilities of these shipping companies, in which our wholly-owned subsidiary indirectly owns a 25% interest, we guarantee 5% of the amount owed under the loan facility.  As of June 30, 2015 and December 31, 2014, this guarantee obligation equated to approximately $3.6 million and $3.8 million, respectively.  The amount of this guarantee reduces semi-annually by approximately $165,000 through December 2018.  Under the second facility, in which our wholly-owned subsidiary indirectly owns approximately 23.7% of the borrower, we guarantee only $1.0 million of the approximately $11.0 million loan facility.  This second guarantee is non-amortizing and is scheduled to expire in December 2018.  In December 2017, we anticipate that this guarantee will be reduced from $1.0 million to $510,000 as a result of a scheduled payment of a portion of the facility.

NOTE 13 – OTHER LONG TERM LIABILITIES

Other Long Term Liabilities as of June 30, 2015 and December 31, 2014 were $39.8 million and $50.3 million, respectively.

(All Amounts in Thousands)	June 30,	December 31,
	2015	2014
Deferred Gains, net of Amortization	$15,997	$17,917
Pension and Post Retirement	12,084	12,497
Alabama Lease Incentive	5,165	5,739
Insurance Reserves	5,407	4,941
Derivatives	-	7,050
Deferred Tax Liability	200	408
Other	972	1,732
	$39,825	$50,284

NOTE 14 – STOCK BASED COMPENSATION

We grant stock-based compensation in the form of (1) unrestricted stock awards to our outside directors and (2) restricted stock units (“RSUs”) to key executive personnel.  RSUs are granted in a combination of time based and performance based units. These awards were granted under the International Shipholding Corporation 2011 Stock Incentive Plan (the “Plan”), which was approved by our stockholders in 2011.  In the first quarter of 2015, we granted 8,100 unrestricted shares to its outside directors and 42,650 RSUs to key executive personnel. Additionally, during the first quarter of 2015, our key executive personnel forfeited 37,700 shares from certain performance based RSUs granted in 2012 and 2014 and modified awards originally granted in 2013. Our total compensation expense related to these plans was approximately $327,000 and $386,000 for the three months ended June 30, 2015 and 2014, respectively, and $329,000 and $833,000 for the six months ended June 30, 2015 and 2014, respectively, which is reflected in administrative and general expenses.

NOTE 15 – STOCKHOLDERS’ EQUITY

A summary of the changes in Stockholders’ equity for the six months ended June 30, 2015, is as follows:

(All Amounts in Thousands)	Stockholders'
Equity
Balance at December 31, 2014	$267,610
Net Loss	(4,668)
Common Stock Dividends*	(2,222)
Preferred Stock Dividends	(2,611)
Unrealized Foreign Currency Translation Gain	(116)
Net Change in Fair Value of Derivatives	330
De-Designation of Interest Rate Swap	2,859
Net Change in Funding Status of Defined Benefit Plan	346
Issuance of stock-based compensation, net of forfeited shares	199
Balance at June 30, 2015	$261,727

*Includes approximately $28,000 of dividends accrued but not paid during the period with respect to unvested equity incentive awards.

Stock Repurchase Program

On January 25, 2008, our Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of our common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  In 2008, we repurchased 491,572 shares of our common stock for $11.5 million.  Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5.2 million.  Unless and until our Board of Directors otherwise provides, this authorization will remain open indefinitely, or until we reach the approved 1,000,000 share limit. As of June 30, 2015, the maximum number of shares that may yet be purchased under the Plan was 285,377 shares.

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

During the six months ended June 30, 2015, we paid cash dividends on our common stock as follows:

(All Amounts in Thousands Except per Share Data)

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Dividend Paid
7-Jan-15	19-Feb-15	4-Mar-15	$0.25	$1,828
29-Apr-15	15-May-15	3-Jun-15	0.05	366
				$2,194

During the six months ended June 30, 2015, we paid cash dividends on our Series A and Series B Cumulative Perpetual Preferred Stock as follows:

(All Amounts in Thousands Except per Share Data)

Declaration Date	Record Date	Series	Payment Date	Per Share Amount	Total Dividend Paid
7-Jan-15	29-Jan-15	A	30-Jan-15	$2.375	$594
7-Jan-15	29-Jan-15	B	30-Jan-15	2.250	711
2-Apr-15	29-Apr-15	A	30-Apr-15	2.375	594
2-Apr-15	29-Apr-15	B	30-Apr-15	2.250	712
					$2,611

NOTE 16 – LOSS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of the conversion of restricted stock units. We had net losses attributable to common stockholders for the three and six months ending June 30, 2015 and 2014; therefore, we disregarded the impact of any incremental shares issuable under our outstanding restricted stock units because the net loss with respect to such shares would have been anti-dilutive.

NOTE 17 – FAIR VALUE MEASUREMENTS

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Under ASC 820, the price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a voluntary transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, and (iii) able and willing to complete a transaction.

Fair value measurements require the use of valuation techniques that are consistent with one or more of the following: the market approach, the income approach or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. The fair value of our interest rate swap agreements is based upon the approximate amounts required to settle the contracts.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. In that regard, ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (including interest rates, volatilities, prepayment speeds, credit risks) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2015 and December 31, 2014, segregated by the above-described levels of valuation inputs:

(All Amounts in Thousands)	June 30, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Derivative Liabilities	$-	$(148)	$-	$(148)

(All Amounts in Thousands)	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Derivative Liabilities	$-	$(7,348)	$-	$(7,348)

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at June 30, 2015 and December 31, 2014. We estimated the fair value of our variable rate long-term debt at June 30, 2015, including current maturities, to equal approximately $219.5 million due to the variable rate nature of the debt as well as to the underlying value of the collateral.  We have determined that credit risk is not a material factor.

NOTE 18 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of ASU 2015-02 will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. ASU 2015-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  As such, during the second quarter of 2015, we adopted ASU 2015-03 and reclassified approximately $3.2 million and $2.9 million of deferred debt issuance costs from Deferred Charges, Net of Accumulated Amortization to offset against Long-Term Debt on our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The amendment is effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Management is currently in the process of evaluating the impact of this amendment.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in GAAP.  The guidance in this update requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers. The new standard will apply to us on January 1, 2018, with early application not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and, therefore, has not determined the effect of the accounting guidance on our ongoing financial reporting.

Management reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to our business or that we do not expect their future adoption to have a material effect on our condensed consolidated financial statements.

NOTE 19 – CHANGE IN ACCOUNTING ESTIMATE

Based on company policy, we review the reasonableness of our salvage values every three years based on the most recent three year average price of scrap steel per metric ton. In the first quarter of 2015, we reviewed and adjusted the salvage values based on changes in the market value of scrap steel. This adjustment resulted in a decrease in salvage values of approximately $0.6 million. The impact of this adjustment on depreciation expense for the three and six months ending June 30, 2015 was immaterial.  The impact for future periods will also be immaterial.

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
•

secure financing on satisfactory terms to repay existing debt or to support operations, including to acquire, modify, or construct vessels if necessary to service the potential needs of current or future customers;

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

•	procure adequate insurance coverage on acceptable terms; and
•	manage the amount and rate of growth of our operating, capital, administrative and general expenses.

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular, including changes reducing the demand for Jones Act vessels;
•	industry-wide changes in cargo freight rates, charter rates, vessel design, vessel utilization or vessel valuations, or in charter hire, fuel or other operating expenses;
•

unexpected out-of-service days on our vessels whether due to drydocking delays, unplanned vessel maintenance or modifications, accidents, equipment failures, adverse weather, natural disasters, piracy or other causes;

•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate;
•	the possibility that the anticipated benefits from corporate or vessel acquisitions cannot be fully realized or may take longer to realize than expected;
•	political events in the United States and abroad, including terrorism, piracy and trade restrictions, and the response of the U.S. and other nations to those events;
•	election results and the appropriation of funds by the U.S. Congress, including the impact of any further cuts to federal spending similar to the “sequestration” cuts;
•	changes in foreign currency exchange rates or interest rates;
•	changes in laws and regulations, including those related to government assistance programs, inspection programs, trade controls, quarantines and protection of the environment;
•	our continued access to credit on favorable terms;
•	the ability of customers to fulfill their obligations with us, including the timely receipt of payments by the U.S. government;
•	the performance of our unconsolidated subsidiaries, revenue sharing agreements, and joint ventures;
•

the impact on our financial statements of nonrecurring accounting charges that may result from, among other things,  our ongoing evaluation of business strategies, asset valuations, tax valuations, and organizational structures;

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

Due to these uncertainties, we cannot assure that we will attain our anticipated results, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements.  We undertake no obligation to update or revise for any reason any forward-looking statements made by us or on our behalf, whether as a result of new information, future events or developments, changed circumstances or otherwise.  Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, currently existing industry, competitive, regulatory, economic and market conditions, and our assumptions as of such date.  We may change our intentions, strategies or plans (including our dividend plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Executive Summary

Overview of Second Quarter 2015

Overall Strategy

Through our subsidiaries, we operate a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as seeking to maintain our long-standing customer base by providing quality transportation services.

Overview

Our consolidated gross voyage profit for the three-month period ended June 30, 2015 was $3.6 million lower than our consolidated gross voyage profit for the same period in 2014, due substantially to unfavorable results in our Jones Act segment. Our Jones Act segment results were negatively impacted principally by an increase in non-operating days and a decrease in cargo volumes and rates. The remainder of our fleet performed substantially as expected. Partially offsetting our lower Jones Act performance was (i) improved results from our PCTC supplemental cargoes, (ii) improvement in the results of our Rail-Ferry segment, and (iii) improved results from our Specialty segment, which benefitted from a full quarter of results from our investment in two chemical tankers and two asphalt tankers. Our Dry Bulk Carriers segment continues to reflect weak dry bulk rates and recorded in the second quarter of 2015 a decrease in gross voyage profits of approximately $0.6 million when compared to the same three-month period in 2014.

By the end of the second quarter of 2015, we replaced our prior plan to sell two of our Handysize vessels with a new plan to resume operating the vessels in a revenue sharing agreement, albeit with different operators. In connection with foregoing a sale of these vessels, we reclassified the vessels as operating assets and recorded a non-cash impairment charge of approximately $1.8 million in the second quarter to write both vessels down to fair value.

Also in the second quarter, we refinanced our Yen-based loan with a USD-denominated loan. We believe this $32.0 million refinancing will lower our interest costs and eliminate our exposure to changes in foreign currency rates for this debt.

Lower operating results from our Jones Act and Dry Bulk Carriers segments, along with the required dry dock requirements of our UOS fleet, have limited our ability to generate operating cash flows sufficient to satisfy the financial covenants included in our debt instruments. We have recently explored and taken various steps intended to improve our current liquidity position, including decreasing our common stock dividend commencing in the first quarter of 2015 (payable in the second quarter), as well as planned for future steps to be taken – see Note 12 – Long Term Debt for additional detail.   In the second quarter of 2015, we laid up one of our UOS tug/barge units, which we believe will lower our capital expenditure requirements without adversely affecting our ability to meet customer demands. In addition to the layup, we sold during the second quarter of 2015 a 1994 PCTC for $13.0 million, which generated a gain of approximately $4.7 million. We used $10.0 million of the net proceeds to pay down our revolving line of credit, with the remainder held in cash and cash equivalents to fund our working capital requirements.

As we look forward to the second half of the year, our focus will be on opportunities to increase cargo volumes and voyage efficiency in our Jones Act segment and to continue to increase our supplemental cargoes in our PCTC segment.  During the month of July, the dry bulk market began to show signs of improvement from its cyclical lows, and if this trend continues our results in the Dry Bulk Carriers segment should improve in the second half of the year. We will continue to assess the financial performance of our assets and divest of assets that do not provide sufficient return. While the portfolio of our assets may change, we do not intend to deviate from our overall strategy.

Consolidated Financial Performance – Second Quarter 2015 vs. Second Quarter 2014

Overall, our net loss decreased to approximately $0.2 million in the second quarter of 2015 from approximately $0.7 million in the second quarter of 2014. Operating income decreased slightly to approximately $1.6 million in the second quarter of 2015 from approximately $1.7 million in 2014. Our operating income in the second quarter of 2015 included a gain on the above-described sale of assets of approximately $4.7 million, which was partially offset by the above-described $1.8 million impairment charge on the write down of our Handysize vessels to fair value. Excluding the gain on sale and the impairment charge, we would have had an operating loss of approximately $1.3 million for the second quarter of 2015. Our tax expense decreased year over year by approximately $0.7 million due to recognition of a valuation allowance on our deferred tax assets beginning at December 31, 2014. Our earnings in unconsolidated entities improved by $0.7 million, driven by improved results from our interest in mini-bulkers and results from our investments in two chemical and asphalt tankers that began service in the second quarter of 2014.

Other items of note include:

•

Decrease in consolidated gross voyage profit of $3.6 million primarily due to decreases in our Jones Act segment results, which was partially offset by improved results from our PCTC, Rail-Ferry and Specialty Contracts segments

•	Decrease in administrative and general expenses due to lower asbestos insurance claims partially offset by higher audit and consultant fees and higher wages and benefit costs
•	Increase of $0.4 million in interest cost due to financing of a 2007 PCTC vessel that was purchased back as part of a early buy out of an operating lease in the third quarter of 2014
•	Total available cash of $13.0 million
•

Decrease in total debt exclusive of unamortized loan costs was $23.6 million from December 31, 2014 to June 30, 2015 primarily due to the payoff of $13.5 million of debt related to the Handysize vessel that we sold in the first quarter of 2015 and $10.0 million of debt paid down after the sale of a PCTC vessel in the second quarter of 2015.

The following table lists the 51 vessels in our operating fleet as of June 30, 2015,  19 of which are owned by our wholly-owned subsidiaries:

						Bareboat			Deadweight
			Year	Business		Charter/	Operating	Partially	Carrying
	Vessels		Built	Segment (1)	Owned	Leased	Contracts	Owned	Capacity (MT)
1	ENERGY ENTERPRISE	BELT SELF-UNLOADING BULK CARRIER	1983	Jones Act	X				38,847
2	SULPHUR ENTERPRISE	MOLTEN SULPHUR CARRIER	1994	Jones Act		X			27,678
3	COASTAL 303/ALABAMA ENTERPRISE	ATB TUG/BARGE UNIT (2)	1973/1981	Jones Act	X				23,314
4	NAIDA RAMIL/PEGGY PALMER	ATB TUG/BARGE UNIT (2)	1994/1981	Jones Act	X				34,367
5	COASTAL 101/LOUISIANA ENTERPRISE	ATB TUG/BARGE UNIT	1973/1984	Jones Act	X				33,529
6	COASTAL 202/FLORIDA ENTERPRISE	ITB TUG/BARGE UNIT	1977	Jones Act	X				33,220
7	TEXAS ENTERPRISE	BULK CARRIER	1981	Jones Act	X				37,061
8	MISSISSIPPI ENTERPRISE	BULK CARRIER	1980	Jones Act	X				37,244
9	ROSIE PARIS	HARBOR TUG	1974	Jones Act	X				N/A
10	GREEN BAY	PURE CAR/TRUCK CARRIER	2007	PCTC	X				18,090
11	GREEN COVE	PURE CAR/TRUCK CARRIER	1999	PCTC		X			22,747
12	GREEN DALE	PURE CAR/TRUCK CARRIER	1999	PCTC	X				16,157
13	GREEN LAKE	PURE CAR/TRUCK CARRIER	1998	PCTC		X			22,799
14	GREEN RIDGE	PURE CAR/TRUCK CARRIER	1998	PCTC	X				21,523
15	GLOVIS COUNTESS	PURE CAR/TRUCK CARRIER	2010	PCTC	X				18,701
16	BALI SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X				20,737
17	BANDA SEA	ROLL-ON/ROLL-OFF SPV	1995	RF	X				20,664
18	EGS CREST	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X				35,914
19	EGS WAVE	HANDYSIZE BULK CARRIER	2011	Dry Bulk	X				35,916
20	BULK AUSTRALIA	CAPESIZE BULK CARRIER	2003	Dry Bulk	X				170,578
21	BULK AMERICAS	SUPRAMAX BULK CARRIER	2012	Dry Bulk	X				57,959
22	OSLO BULK 1	MINI BULK CARRIER	2010	Dry Bulk				X	8,040
23	OSLO BULK 2	MINI BULK CARRIER	2010	Dry Bulk				X	8,028
24	OSLO BULK 3	MINI BULK CARRIER	2010	Dry Bulk				X	8,029
25	OSLO BULK 4	MINI BULK CARRIER	2010	Dry Bulk				X	8,040
26	OSLO BULK 5	MINI BULK CARRIER	2010	Dry Bulk				X	8,040
27	OSLO BULK 6	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
28	OSLO BULK 7	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
29	OSLO BULK 8	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
30	OSLO BULK 9	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
31	OSLO BULK 10	MINI BULK CARRIER	2011	Dry Bulk				X	8,040
32	OSLO BULK 11	MINI BULK CARRIER	2008	Dry Bulk				X	8,000
33	SEA CARRIER	MINI BULK CARRIER	2010	Dry Bulk				X	9,300
34	OSLO CARRIER 2	MINI BULK CARRIER	2010	Dry Bulk				X	9,300
35	OSLO CARRIER 3	MINI BULK CARRIER	2011	Dry Bulk				X	9,300
36	SEA STEAMER	MINI BULK CARRIER	2011	Dry Bulk				X	9,300
37	BOW TRAJECTORY	CHEMICAL TANKER	2014	SP				X	50,510
38	BOW TRIBUTE	CHEMICAL TANKER	2014	SP				X	50,510
39	ASPHALT SPRING	ASPHALT TANKER	2007	SP				X	6,726
40	ASPHALT SUMMER	ASPHALT TANKER	2007	SP				X	6,654
41	MAERSK ALABAMA	CONTAINER VESSEL	1998	SP		X			17,525
42	MAERSK CALIFORNIA	CONTAINER VESSEL	1992	SP		X			25,375
43	MARINA STAR 2	CONTAINER VESSEL	1982	SP			X		13,193
44	MARINA STAR 3	CONTAINER VESSEL	1983	SP			X		13,193
45	FLORES SEA	MULTI-PURPOSE VESSEL	2008	SP			X		11,151
46	SAWU SEA	MULTI-PURPOSE VESSEL	2008	SP			X		11,184
47	OCEAN HERO	TANKER	2011	SP			X		13,543
48	OCEAN LEADER	TANKER	2011	SP		X			16,626
49	OCEAN GIANT	MULTI-PURPOSE HEAVY LIFT DRY CARGO VESSEL	2012	SP		X			19,382
50	OCEAN GLOBE	MULTI-PURPOSE HEAVY LIFT DRY CARGO VESSEL	2011	SP		X			19,382
51	OSLO WAVE	ICE STRENGTHENED MULTI-PURPOSE VESSEL	2000	SP	X				17,381
					19	8	5	19	1,144,957
(1)	Business Segments:
	Jones Act	Jones Act
	PCTC	Pure Car Truck Carriers
	RF	Rail-Ferry
	Dry Bulk	Dry Bulk Carriers
	SP	Specialty Contracts
(2)	Currently Inactive

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business. The following table provides a reconciliation of consolidated gross voyage profit to our operating loss.

(All Amounts in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$67,308	$76,752	$135,334	$149,446

Voyage Expenses	53,809	57,802	106,020	115,235
Amortization Expense	4,348	5,486	9,535	10,649
Net (Income) Loss of Unconsolidated Entities	(665)	80	(1,558)	188

Gross Voyage Profit	9,816	13,384	21,337	23,374

Vessel Depreciation	5,490	6,516	11,033	13,237
Other Depreciation	187	180	371	364

Gross Profit	4,139	6,688	9,933	9,773

Other Operating Expenses:
Administrative and General Expenses	4,788	5,108	9,810	10,557
Impairment Loss	1,828	-	1,828	-
Gain on Sale of Other Assets	(4,747)	-	(4,679)	-
Less: Net Income (Loss) of Unconsolidated Entities	665	(80)	1,558	(188)
Total Other Operating Expenses	2,534	5,028	8,517	10,369

Operating Income (Loss)	$1,605	$1,660	$1,416	$(596)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

(All Amounts in Thousands)		Pure Car
	Jones	Truck	Dry Bulk	Rail	Specialty
	Act	Carriers	Carriers	Ferry	Contracts	Other	Total
2015
Fixed Revenue	$19,550	$14,512	$1,866	$-	$11,073	$-	$47,001
Variable Revenue	-	8,656	1,113	9,827	647	64	20,307
Total Revenue	19,550	23,168	2,979	9,827	11,720	64	67,308
Voyage Expenses	16,702	18,041	1,936	7,590	9,662	(122)	53,809
Amortization Expense	3,114	776	60	136	262	-	4,348
Income of Unconsolidated Entities	-	-	(208)	(117)	(340)	-	(665)
Gross Voyage Profit (excluding Depreciation Expense)	$(266)	$4,351	$1,191	$2,218	$2,136	$186	$9,816

Gross Voyage Profit Margin	(1)%	19%	40%	23%	18%	-	15%

2014
Fixed Revenue	$33,216	$15,295	$1,758	$-	$8,487	$-	$58,756
Variable Revenue	-	3,858	3,505	9,739	911	(17)	17,996
Total Revenue	33,216	19,153	5,263	9,739	9,398	(17)	76,752
Voyage Expenses	23,503	16,093	3,380	7,577	7,736	(487)	57,802
Amortization Expense	3,678	810	32	256	710	-	5,486
Loss (Income) of Unconsolidated Entities	-	-	89	39	(48)	-	80
Gross Voyage Profit (excluding Depreciation Expense)	$6,035	$2,250	$1,762	$1,867	$1,000	$470	$13,384

Gross Voyage Profit Margin	18%	12%	33%	19%	11%	-	17%

For the purposes of this report, (i) “operating days” are defined as days that our vessels/units are generating revenues or positioning to generate revenues, (ii) “non-operating days” are defined as all other days, and (iii) “working capital” is defined as the difference between our total current assets and total current liabilities.

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the three months ended June 30, 2015 and 2014:

Segment Revenue and Expense

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act

Revenue and gross voyage profit decreased by approximately $13.7 million and $6.3 million, respectively, in the second quarter of 2015 compared to the second quarter of 2014. These reductions were primarily due to (i) an increase of 122 non-operating days associated with scheduled dry docking maintenance and the unscheduled repositioning and refurbishment of one of our bulk carriers, (ii) lower cargo volumes and (iii) a reduction in voyage freight rates from our new agreement with The Tampa Electric Company, which took effect in mid-November 2014. Lower volumes and rates under that new agreement resulted in a reduction of revenue of $3.8 million for the three months ended June 30, 2015 as compared to the same period of 2014.

Pure Car Truck Carriers

Revenue increased by approximately $4.0 million and gross voyage profit increased by approximately $2.1 million when comparing the second quarter of 2015 to the second quarter of 2014. The increase in revenue and related increase in gross voyage profit was attributable to higher supplemental cargo during the second quarter of 2015, when our volume levels for supplemental cargoes returned closer to historical levels.

Dry Bulk Carriers

Revenue decreased by approximately $2.3 million and gross voyage profit decreased by approximately $0.6 million in the second quarter of 2015 from the second quarter of 2014. This decrease is due principally to lower Handysize and Supramax results as a result of lower dry bulk rates.  The decrease was partially offset by the results of our minority equity investment in mini-bulker vessels, which were $0.3 million higher in the second quarter of 2015 compared to the second quarter of 2014.

Rail-Ferry

Revenue increased by approximately $0.1 million and gross voyage profit increased by approximately $0.4 million when comparing the second quarter of 2015 to the second quarter of 2014.  The higher gross voyage profit is primarily attributable to a $0.2 million increase in income from unconsolidated entities.

Specialty Contracts

Revenue increased by approximately $2.3 million and gross voyage profit increased by approximately $1.1 million when comparing the first quarter of 2015 to the second quarter of 2014. The improved gross voyage results were driven by improved operating results of our Freeport Indonesia business, an additional heavy lift vessel that began service in the first quarter of 2015 and a full quarter of operating results from our equity investments in two Chemical and two Asphalt Tankers that initially began service during the second quarter of 2014.

Depreciation Expense

Depreciation Expense was approximately $5.7 million and $6.7 million for the three months ended June 30, 2015 and 2014, respectively. The $1.0 million decrease was primarily related to a lower number of vessels in service (due to classifying two as held for sale and selling another in the fourth quarter of 2014), which was slightly offset by an increase in depreciation expense related to the purchase of a PCTC vessel in the third quarter of 2014.

Administrative and General Expense

Administrative and General Expense was $4.8 million and $5.1 million for the three months ended June 30, 2015 and 2014, respectively.  The following table shows the significant components of administrative and general expenses for the second quarter of 2015 and 2014:

(All Amounts in Thousands)	Three Months Ended June 30,
	2015	2014
Wages and Benefits	$2,575	$2,480
Executive Stock Compensation	327	385
Professional Services	828	536
Office Building Expense	361	399
System Hardware and Software	100	196
Other	597	1,112
TOTAL	$4,788	$5,108

Impairment Loss

During the second quarter of 2015, we recorded an impairment loss of approximately $1.8 million in connection with writing two vessels down to fair value as a result of reclassifying them from assets held for sale to assets held in use (Vessels, Property and Other Equipment).

Gain on Sale of Assets

During the second quarter of 2015, we sold a 14,930 dead weight ton Pure Car Truck Carrier that had previously contributed to our PCTC segment. In exchange, we received $13.0 million cash, recorded a gain on sale of asset of approximately $4.7 million and paid down $10.0 million on our revolving line of credit.

Other Income and Expense

Interest Expense was $2.4 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively. This increase was primarily attributable to the debt we incurred in the third quarter of 2014 to purchase a 2007 PCTC from the vessel lessor.

Derivative Loss was $0.2 million for the three months ended June 30, 2015 compared to $18,000 for the same period 2014. This larger loss is primarily due to the early settlement of an interest rate swap in connection with the refinancing of our Yen-based facility to a USD-based facility. For more information, see Note 11 – Derivative Instruments.

Loss on Extinguishment of Debt was $0.3 million in the second quarter of 2015 as a result of writing off unamortized loan costs associated with the Yen-based debt facility. For more information, see Note 12 – Long Term Debt.

Other Income from Vessel Financing was $470,000 and $472,000 in the second quarter of 2015 and 2014, respectively. The small decrease was driven by lower interest payable on an amortizing loan owed to us in connection with our 2009 sale of two vessels.

Foreign Exchange Loss of $46,000 and $9,000 in the three months ended June 30, 2015 and 2014, respectively, is associated with our normal recurring period-end currency revaluations and the final settlement of the foreign forward exchange contract in connection with the refinancing of our Yen-based facility to a USD-based facility.  For more information on these arrangements, see Note 11 – Derivative Instruments.

Income Taxes

We recorded a tax benefit of $7,000 on our $839,000 loss before taxes and equity in net income of unconsolidated entities for the three months ended June 30, 2015.  We recorded a tax provision of $653,000 on our $69,000 income before taxes and equity in net income of unconsolidated entities for the three months ended June 30, 2014.  Included in both our 2015 and 2014 tax provisions are taxes on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime, 35% provision on our U.S. flag Jones Act results, and foreign tax withholdings.  In accordance with Internal Revenue Code (IRC) Section 1359 disposition of qualifying vessels, we have elected to defer taxable gains on the sale of qualifying tonnage tax vessels operating under the tonnage tax regime.  IRC Section 1359(b) defers the recognition of taxable gains for three years after the close of the first taxable year in which the gain is realized or subject to such terms and conditions as may be specified by the Secretary of the Internal Revenue Service, on such later date as the Secretary may designate upon application by the taxpayer.  Deferred gains on the sale of qualifying vessels must be recognized if the amount realized upon such sale or disposition exceeds the cost of the replacement qualify vessel, limited to the gain recognized on the transaction.  We have elected to defer gains of approximately $80.9 million from the dispositions of qualifying vessels in prior years, of which $79.4 million of such deferred gain originated in the year ending December 31, 2012.  In order to meet the non-recognition requirements on the 2012 dispositions, we would need to acquire qualifying replacement property by December 31, 2015. Management currently intends to satisfy substantially all requirements for non-recognition of taxable gains through purchase, refinancing, or by the extended time of replacement if granted by the Secretary of the Internal Revenue Service upon our application.  To the extent any gain is recognized, we expect that existing tax attributes will be utilized to offset such gain. We intend to continue to monitor our ability to meet the requirements of IRC Section 1359 on a quarterly basis.

We established a valuation allowance against deferred income tax assets in 2014 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred income tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on a quarterly basis.  We recorded an increase in our valuation allowance of $1.0 million for the three months ending June 30, 2015.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2014, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net Income of Unconsolidated Entities

Equity in net income from unconsolidated entities, net of taxes, was $0.7 million for the three months ended June 30, 2015 compared to a net loss of $0.1 million for the same period 2014. The increase is primarily due to our 30% investment in entities owning two Asphalt and two Chemical Tankers, which began service in the second half of 2014, coupled with improved results from our interest in mini-bulkers. See Note 2 – Operating Segments for information on how we allocate these amounts to our segments.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2015

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

(All Amounts in Thousands)		Pure Car
	Jones	Truck	Dry Bulk	Rail	Specialty
	Act	Carriers	Carriers	Ferry	Contracts	Other	Total
2015
Fixed Revenue	$44,145	$28,759	$3,734	$-	$21,644	$-	$98,282
Variable Revenue	-	16,189	2,368	17,612	832	51	37,052
Total Revenue	44,145	44,948	6,102	17,612	22,476	51	135,334
Voyage Expenses	35,292	35,061	4,516	14,476	17,219	(544)	106,020
Amortization Expense	6,942	1,491	121	421	560	-	9,535
Income of Unconsolidated Entities	-	-	(843)	(43)	(672)	-	(1,558)
Gross Voyage Profit (excluding Depreciation Expense)	$1,911	$8,396	$2,308	$2,758	$5,369	$595	$21,337

Gross Voyage Profit Margin	4%	19%	38%	16%	24%	-	16%

2014
Fixed Revenue	$62,315	$30,911	$3,284	$-	$17,188	$-	$113,698
Variable Revenue	-	7,799	7,094	17,667	3,158	30	35,748
Total Revenue	62,315	38,710	10,378	17,667	20,346	30	149,446
Voyage Expenses	44,712	32,756	6,946	14,423	17,212	(814)	115,235
Amortization Expense	7,345	1,345	109	416	1,434	-	10,649
Loss (Income) of Unconsolidated Entities	-	-	169	67	(48)	-	188
Gross Voyage Profit (excluding Depreciation Expense)	$10,258	$4,609	$3,154	$2,761	$1,748	$844	$23,374

Gross Voyage Profit Margin	16%	12%	30%	16%	9%	-	16%

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the six months ended June 30, 2015 and 2014:

Segment Revenue and Expense

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act

Revenue and gross voyage profit decreased by approximately $18.2 million and $8.3 million, respectively, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These reductions were primarily due to (i) an increase of 135 non-operating days subject to offset by a claim relating to an improperly maintained ship channel, (ii) lower cargo volumes and (iii) a reduction in voyage freight rates from our new agreement with Tampa Electric Company, which took effect in mid-November 2014.  Lower volumes and rates under that new agreement resulted in a reduction of revenue of $7.2 million for the six months ended June 30, 2015 compared to the same period of 2014.

Pure Car Truck Carriers

Revenue increased by approximately $6.2 million and gross voyage profit increase by approximately $3.8 million when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014.  The increase in revenue and related increase in gross voyage profit was attributable to higher supplemental cargo in 2015.

Dry Bulk Carriers

Revenue decreased by $4.3 million and gross voyage profit decreased by $0.8 million when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014.  This decrease is due principally to lower Handysize and Supramax results as a result of lower dry bulk rates.  The decrease was partially offset by the results of our equity investment in mini-bulker vessels, which were $1.0 million higher in the first six months of 2015 compared to the first six months of 2014.

Rail-Ferry

Revenue decreased by approximately $0.1 million and gross voyage profit remained relatively unchanged when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014.  The decrease in revenue was offset by approximately $0.1 million of income attributable from unconsolidated entities.

Specialty Contracts

Revenue increased by $2.1 million while gross voyage profit increased by $3.6 million when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014. The improved gross voyage results were driven by improved operating results of our Freeport Indonesia business, an additional heavy lift vessel that began service in the first quarter of 2015 and operating results from our equity investments in two Chemical and two Asphalt Tankers that began service in the second half of 2014.

Depreciation Expense

Depreciation Expense was $11.4 million and $13.6 million for the six months ended June 30, 2015 and 2014, respectively. The $2.2 million decrease was primarily related to a lower number of vessels in service (due to classifying two as held for sale and selling another in the fourth quarter of 2014), slightly offset by an increase in depreciation expense related to the purchase of a PCTC vessel in the third quarter of 2014.

Administrative and General Expense

Administrative and General Expense was $9.8 million and $10.6 million for the six months ended June 30, 2015 and 2014, respectively.  The following table shows the significant components of administrative and general expenses for the six months ended June 30, 2015 and 2014:

(All Amounts in Thousands)	Six Months Ended June 30,
	2015	2014
Wages and Benefits	$5,499	$5,384
Executive Stock Compensation(1)	329	831
Professional Services	1,633	1,182
Office Building Expense	771	805
System Hardware and Software	172	321
Other	1,406	2,034
TOTAL	$9,810	$10,557

(1) The expenses we incurred in connection with grants of annual incentive stock awards to senior management during the first quarter of 2015 were almost completely offset by the impact of forfeitures of incentive awards granted in earlier periods.  See Note 14 – Stock Based Compensation.

Impairment Loss

During the second quarter of 2015, we recorded an impairment loss of approximately $1.8 million in connection with writing two vessels down to fair value as a result of reclassifying them from assets held for sale to assets held in use (Vessels, Property, and Other Equipment).

Gain on Sale of Assets

During the second quarter of 2015, we sold a 14,930 dead weight ton Pure Car Truck Carrier that had previously contributed to our PCTC segment.  In exchange, we received $13.0 million cash, recorded a gain on sale of asset of approximately $4.7 million, and paid down $10.0 million during the second quarter on our revolving line of credit.

During the first quarter of 2015, we sold a 36,000 dead weight ton Handysize vessel and its related equipment.  We received $16.4 million, net of commissions and other costs to sell, and recorded a loss on sale of asset of approximately $68,000 during the quarter. Additionally, we paid off related debt of approximately $13.5 million and recorded a loss on extinguishment of debt of approximately $95,000.    This vessel was previously reported in the Dry Bulk segment and was included in Assets Held for Sale at December 31, 2014.

Other Income and Expense

Interest Expense was $5.1 million and $4.2 million for the six months ended June 30, 2015 and 2014, respectively.  This increase was primarily attributable to debt we incurred in the third quarter of 2014 to purchase a 2007 PCTC from the vessel lessor.

Derivative Loss was $3.0 million for the six months ended June 30, 2015 compared to $32,000 for the same period 2014. This larger loss is primarily due to the early settlement of an interest rate swap in connection with the refinancing of our Yen-based facility to a USD-based facility. For more information, see Note 11 – Derivative Instruments.

Loss on Extinguishment of Debt was $0.4 million in the six months ended June 30, 2015 as a result of writing off unamortized loan costs associated with the Yen-based debt facility and the payoff of debt in connection with the sale of one of our Handysize vessels.

Other Income from Vessel Financing was $915,000 and $961,000 in the six months ended June 30, 2015 and 2014, respectively. The decrease was driven by lower interest payable on an amortizing loan owed to us in connection with our 2009 sale of two vessels.

Foreign Exchange Loss of $91,000 and $93,000 in the six months ended June 30, 2015 and 2014, respectively, is associated with our normal recurring period-end currency revaluations and the final settlement of the foreign forward exchange contract in connection with the refinancing of our Yen-based facility to a USD-based facility.  For more information on these arrangements, see Note 11 – Derivative Instruments.

Income Taxes

We recorded a tax provision of $32,000 on our $6.2 million loss before taxes and equity in net income of unconsolidated entities for the six months ended June 30, 2015.  For the first six months of 2014 we recorded an income tax benefit of $229,000 on our $3.9 million loss before equity in net income of unconsolidated entities. These provision amounts represent our qualifying U.S. flag operations, which continue to be taxed under the “tonnage tax” provisions rather than the normal U.S. corporate income tax provisions, state income taxes paid, and foreign income tax withholdings or refunds.  In accordance with Internal Revenue Code (IRC) Section 1359 disposition of qualifying vessels, we have elected to defer taxable gains on the sale of qualifying tonnage tax vessels operating under the tonnage tax regime.  IRC Section 1359(b) defers the recognition of taxable gains for three years after the close of the first taxable year in which the gain is realized or subject to such terms and conditions as may be specified by the Secretary of the Internal Revenue Service, on such later date as the Secretary may designate upon application by the taxpayer.  Deferred gains on the sale of qualifying vessels must be recognized if the amount realized upon such sale or disposition exceeds the cost of the replacement qualifying vessel, limited to the gain recognized on the transaction.  We have elected to defer gains of approximately $80.9 million from the dispositions of qualifying vessels in prior years, of which $79.4 million of such deferred gain originated in the year ending December 31, 2012.  In order to meet the non-recognition requirements on the 2012 dispositions, we would need to acquire qualifying replacement property by December 31, 2015. Management currently intends to satisfy substantially all requirements for non-recognition of taxable gains through purchase, refinancing, or by the extended time of replacement if granted by the Secretary of the Internal Revenue Service upon our application.  To the extent any gain is recognized, we expect that existing tax attributes will be utilized to offset such gain. We intend to continue to monitor our ability to meet the requirements of IRC Section 1359 on a quarterly basis.

We established a valuation allowance against deferred income tax assets in 2014 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred income tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on a quarterly basis.  We recorded an increase in our valuation allowance of $1.8 million for the six months ending June 30, 2015.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2014, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net Income of Unconsolidated Entities

Equity in net income from unconsolidated entities, net of taxes, was $1.6 million for the six months ended June 30, 2015 compared to a net loss of $0.2 million for the same period 2014. The increase is primarily due to our 30% investment in entities owning two Asphalt and two Chemical Tankers, which began service in the second half of 2014, coupled with improved results from our interest in mini-bulkers. See Note 2 – Operating Segments for information on how we allocate these amounts to our segments.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included in Item 1 of Part I of this report.

Working Capital

Our working capital was $0.2 million and $9.4 million at June 30, 2015 and December 31, 2014, respectively. The $9.2 million decrease in working capital was primarily driven by an $8.2 million decrease in cash due to net payments of $7.5 million on our line of credit.  Total current liabilities of $72.6 million as of June 30, 2015 included $23.1 million of current maturities of long-term debt.

Restricted Cash

As of June 30, 2015, we had approximately $1.2 million of cash classified as restricted cash which represents the contractually-mandated pre-funding of upcoming quarterly scheduled debt payments.

As of December 31, 2014, we had $1.4 million of cash classified as restricted cash of which $1.0 million related to certain UOS performance guarantees and $0.4 million was a required escrow of upcoming debt payments.

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $3.2 million after adjusting our net loss of $4.7 million for $16.7 million for non-cash items such as depreciation, amortization, impairment loss, gain on sale of assets and other miscellaneous items.  This was more than offset by increases in deferred drydock charges and accounts receivable and decreases in accounts payable and accrued expenses and other long term liabilities.  Included in cash used in operating activities was a cash payment of $2.9 million on the settlement of the interest rate swap, which was settled in connection with the refinancing of the Yen-based facility with a USD-based facility.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $28.6 million for the six months ended June 30, 2015 primarily consisted of $29.4 million of cash received from the sale of assets which included $16.4 million in cash proceeds received from the sale of one of our Handysize vessels and $13.0 million of cash proceeds from the sale of one of our pure car truck carriers.  Additionally, we had $3.9 million in cash proceeds from the return of a deposit discussed further in Note 9 – Commitments and Contingencies.  These amounts were offset by approximately $6.5 million of capital outlays.

Net Cash Used in Financing Activities

Net cash used in financing activities of $33.6 million for the six months ended June 30, 2015 was primarily due to $4.8 million of dividends paid, $4.0 million of cash that was paid to settle the foreign exchange contract in connection with the refinance of our Yen-based credit facility, and approximately $55.7 million of debt payments, which consisted of the early payoff of debt of $13.5 million associated with the sale of the Handysize vessel, $24.0 million of debt payments related to the refinancing of the Yen-based facility, net payments on the line of credit of $7.5 million and $10.7 million of regularly scheduled debt payments.  The amount was partially offset by proceeds from the refinancing of our Yen-based credit facility with a USD-based facility of $32.0 million.

Capital Expenditures

Our capital expenditures relate primarily to the purchase of vessels and capital improvements that enhance the value or safety of our vessels.

In addition to our periodic vessel purchases, we regularly incur drydocking and other capital expenditures on an ongoing basis in order to extend the useful life of our vessels, to improve and modernize our fleet, to comply with various requirements or standards imposed by insurers or governmental or quasi-governmental authorities, and to upgrade our on-shore infrastructure. We are also currently incurring capital expenditures to construct an office building in New Orleans, Louisiana, which, upon completion, will serve as our new headquarters office. The amount of our capital expenditures is influenced by, among other things, changes in regulatory, quasi-regulatory or insurance requirements or standards, drydocking schedules for our various vessels, demand for our services, cash flow generated by our operations, and cash required for other purposes. For the six months ended June 30, 2015, our total cash paid for capital expenditures was $15.8 million, of which $9.3 million related to drydocking, $3.4 million related to construction of our New Orleans office, and the remaining $3.1 million related to various other capital improvements.

Based on our current plans and strategies, we estimate our expected capital improvements to vessels and drydock expenditures will be between $35.0 million and $40.0 million for 2015, excluding approximately $13.7 million to complete our new headquarters office.

Contract Coverage

The average remaining contract length of fixed contracts is 3.4 years which represents a total backlog (firm contract value) of approximately $420.0 million in gross revenues. If we were to include customers’ optional extensions, the contract length and backlog is 4.8 years and approximately $640.0 million, respectively.

Debt and Lease Obligations

Debt Obligations

We currently maintain a senior secured credit facility (“Credit Facility”) that matures on September 24, 2018. At June 30, 2015, the Credit Facility was comprised of a term loan facility in the principal amount of $45.0 million and a revolving credit facility (“LOC”) permitting draws in the principal amount of up to $50.0 million. The LOC includes a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  As of June 30, 2015, we had $31.0 million of borrowings and $7.4 million of letters of credit outstanding under our LOC.  Effective July 2, 2015, our Credit Facility was amended to $85.0 million with a LOC permitting draws in the principal amount of up to $40.0 million leaving approximately $1.6 million of additional borrowing capacity.

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

The Credit Facility, as amended, includes usual and customary covenants and events of default for credit facilities of its type.  Our ability to borrow under the Credit Facility is conditioned upon continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those stipulating as of June 30, 2015 that we maintain a consolidated leverage ratio of 5.0 to 1.0, an EBITDAR to fixed charges ratio of at least 1.05 to 1.0, liquidity of not less than $20.0 million, positive working capital, and a consolidated net worth of not less than the sum of $228.0 million, minus impairment losses, plus 50% of our consolidated net income earned after December 31, 2011, excluding impairment loss, plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility).  For information on the prior and future terms of these covenants, amendments to our covenants, and our compliance with these covenants, see “– Debt Covenants” below.

On April 24, 2015, we entered into a new loan agreement with DVB Bank SE in the amount of $32.0 million by refinancing our 2010 built PCTC. We received the loan proceeds on April 24, 2015 and applied them as follows: (i) $24.0 million to pay off an outstanding Yen facility in the amount of 2.9 billion Yen, (ii) $4.1 million to settle the related Yen forward contract, and (iii) $2.9 million to settle a Yen denominated interest rate swap.  Under the new DVB loan agreement, interest will be payable at a fixed rate of 4.16% with the principal being paid quarterly over a five-year term based on a ten-year amortization schedule with a final quarterly balloon payment of $16.8 million due on April 22, 2020.  Our 2010-built foreign flag PCTC along with customary assignment of earnings and insurances are pledged as security for the facility.  In the second quarter of 2015, we recorded a loss on extinguishment of debt of approximately $0.3 million as a result of the early debt payoff.  During the six months ended June 30, 2015, we capitalized approximately $0.6 million in loan costs associated with the DVB Bank loan, which will be amortized over the life of the loan.

In June of 2015, we merged the two ING loan facilities financing the Capesize bulk carrier, Supramax bulk carrier and two Handysize vessels.  None of the debt maturities or terms were amended.

During the second quarter 2015, we early adopted ASU 2015-3 and as a result reclassified approximately $3.2 million and approximately $2.9 million of deferred debt issuance costs from Deferred Charges, Net of Accumulated Amortization to offset against Long-Term Debt on our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

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

Guarantees

We guarantee two separate loan facilities of two separate shipping companies in which one of our wholly-owned subsidiaries has indirect ownership interests.  With respect to one of the two loan facilities of these shipping companies, in which our wholly-owned subsidiary indirectly owns a 25% interest, we guarantee 5% of the amount owed under the loan facility.  As of June 30, 2015 and December 31, 2014, this guarantee obligation equated to approximately $3.6 million and $3.8 million, respectively.  The amount of this guarantee reduces semi-annually by approximately $165,000 through December 2018.  Under the second facility, in which our wholly-owned subsidiary indirectly owns approximately 23.7% of the borrower, we guarantee only $1.0 million of the approximately $11.0 million loan facility.  This second guarantee is non-amortizing and is scheduled to expire in December 2018.  In December 2017, we anticipate that this guarantee will be reduced from $1.0 million to $510,000 as a result of a scheduled payment of a portion of the facility.

Lease Obligations

As of June 30, 2015, we held five vessels under operating contracts and eight vessels under bareboat charter or lease agreements. The types of vessels held under these agreements include (i) a Molten-Sulphur Carrier in our Jones Act segment, (ii) two Pure Car Truck Carriers that operate under our PCTC segment, (iii) two Multi-Purpose vessels, two Tankers, four Container vessels, and two Heavy Lift vessels, all of which operate in our Specialty Contracts segment.

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

We plan to relocate our corporate headquarters from Mobile, Alabama to New Orleans, Louisiana in the first quarter of 2016 after we complete renovations of a new facility in downtown New Orleans. Our renovation and relocation costs will be partially offset by approximately $10.3 million in incentives offered by the State of Louisiana. We are planning to sublease our Mobile office lease in the later part of 2015.  If we cannot sublease the space, we estimate that we will be committed to pay up to approximately $3.1 million to cancel this lease.  In late 2014, we signed an eighteen month lease agreement for temporary office space in New Orleans which will hold our employees until the completion of our new corporate office building.

For additional information on our fixed commitments, see the table quantifying our aggregate debt and lease obligations included in our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations and Other Commitments.”

Debt Covenants

All of our principal credit agreements and operating leases require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage. Throughout 2014 and 2015, there has been concern that we would be unable to meet all of our required debt covenants. Consequently, we solicited and received from our lenders and lessors amendments to or waivers from various of these covenants to assure our compliance therewith as of the end of the first, third and fourth quarters of 2014 and the end of the first and second quarters of 2015. Summarized below are key amendments and waivers received since September 30, 2014. For more complete information, see the discussion of our debt covenant compliance set forth in our periodic reports filed since January 1, 2014 with the SEC.

Effective September 30, 2014, certain of our lenders and lessors agreed at our request to adjust our covenants to less stringent levels to provide relief from the accounting impact of approximately $11.2 million in deferred gains resulting from the September 2014 vessel purchase and refinancing transactions.  Two of our lenders elected to adjust our definition of EBITDA to disregard the impact of these transactions, while the remainder of our lenders and lessors agreed at such time to amend the consolidated leverage and fixed charge coverage ratios to require us to maintain (i) a consolidated leverage ratio of 5.00 to 1.0 through the fiscal quarter ending December 31, 2015, then 4.75 to 1.0 through the fiscal quarter ending March 31, 2016, then 4.50 to 1.0 beginning the quarter ending June 30, 2016 through the quarter ending September 30, 2016, and 4.25 to 1.0 thereafter and (ii) a minimum fixed charge coverage ratio of 1.10 to 1.0 beginning with the quarter ending September 30, 2014 through the quarter ending December 31, 2014, 1.15 to 1.0 beginning with the quarter ending March 31, 2015 through the quarter ending December 31, 2015, 1.20 to 1.0 beginning with the quarter ending March 31, 2016 through the quarter ending June 30, 2016, and 1.25 to 1.0 thereafter (in each case as calculated under our amended debt agreements).

At the end of the first and second quarters of 2015, we received from our lenders and lessors additional amendments to or waivers from certain covenants contained in our financing and lease agreements.  We received permission from certain lenders and lessors to incur up to $15 million in additional indebtedness for general corporate purposes.  We also received from certain lenders and lessors permission to incur additional indebtedness in connection with our above-described refinancing of a foreign currency loan facility and our payoff of a related foreign currency interest rate swap.  We received from certain lenders and lessors a restatement of the fixed charge coverage ratio to a minimum 1.05 to 1.0 for the fiscal year 2015, 1.15 to 1.0 beginning with the quarter ending March 31, 2016, 1.20 to 1.0 beginning with the quarter ending June 30, 2016, and 1.25 to 1.0 for all periods thereafter.  The manner in which this fixed charge coverage ratio is determined and calculated differs under our various loan or lease agreements.  Two other lenders provided short-term relief by agreeing to amend, for 2015 only, the manner in which the leverage ratio will be calculated under the relevant agreement.  Additionally, in 2015 we received from one of our lenders relief under our loan to value ratio test.  As a result of the above-described waivers and concessions, we were in compliance with all of our debt covenants as of June 30, 2015.

Liquidity and Covenant Compliance

Beginning in the fourth quarter of fiscal year 2014, we commenced a plan to evaluate our liquidity and capital resource needs for fiscal year 2015 and beyond.  Our plan included the reduction of our quarterly cash dividend on common stock commencing in the second quarter of 2015 and the identification of five non-performing assets that were approved for sale by our Board of Directors during the fourth quarter of 2014 and classified as Assets Held for Sale on our December 31, 2014 balance sheet.  Additionally, in the fourth quarter of 2014, we completed the renewal of our contract as the primary marine transporter of coal for The Tampa Electric Company (‘TEC”).  As a result of this contract renewal and the impairment recorded on one of our assets held for sale, we evaluated the recoverability of our deferred tax assets and concluded that it is more likely than not that we will not recognize the benefits of our federal tax attributes. Therefore, we recorded a valuation allowance on our deferred tax assets during the fourth quarter of 2014. During the first half of 2015, we recorded an increase in this valuation allowance of $1.8 million.

Prior to December 31, 2014, we sold one of our held for sale assets, and on March 5, 2015, we finalized the sale of one of the four remaining held for sale assets.  By the end of the second quarter of 2015, we replaced our plan to sell two of our Handysize vessels with a new plan to resume operating the vessels in a revenue sharing agreement, albeit with different operators. The decision was primarily driven by offers to purchase the vessels that we concluded were inadequate.

We are also in the process of obtaining bank financing for approximately $6.9 million to fund the construction and renovation of our future headquarters office in New Orleans.  We anticipate closing this financing by the end of the third quarter of 2015. In addition to the $6.9 million in bank financing, we have received approximately $5.2 million in incentives from the State of Louisiana which offset part of the cost of constructing the new office.  We are evaluating options available to us to fund the remaining cost of approximately $6.9 million to complete the construction of the building.

In addition to these activities, we have explored to varying degrees other alternatives designed to increase our cash or strengthen our liquidity.  These other alternatives include (i) borrowing money secured by certain of our unencumbered assets, which currently constitute a small portion of our consolidated assets, (ii) seeking loan refinancings to further monetize the value of our assets collateralizing current loans, (iii) selling assets, (iv) reducing costs or (v) pursuing private or public offerings of debt or equity securities.   As of June 30, 2015, we estimate that the fair value of our unencumbered assets was approximately $65.3 million. We cannot assure you that we will pursue or continue to pursue any of the alternatives, or that any such efforts will be successful.

Failure to execute our plan would impact our ability to be in compliance with our 2015 and 2016 quarterly debt covenants, in particular our working capital, minimum liquidity and fixed charge ratios, and could cause us to suffer an event of default, which could, among other things, accelerate our obligations under any such agreement or preclude us from making future borrowings.  Moreover, because our debt obligations are represented by separate agreements with different lenders, in some cases any breach of these covenants or any other default under one agreement may create an event of default under other agreements, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such other agreements (even though we may otherwise be in compliance with all of our obligations under those agreements).  An event of default under a single agreement , including one that is technical in nature or otherwise not material, could result in the acceleration of our debt obligations under multiple lending agreements.  The acceleration of any or all amounts due under our debt agreements or the loss of the ability to borrow under our revolving credit facility or other debt agreements could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In the event of non-compliance with our debt covenants, we would likely seek to amend the covenants, obtain waivers from each of our lenders in order to cure any instances of non-compliance, or sell vessels that are currently unencumbered by debt or that serve as collateral against our outstanding debt obligations.

We currently believe that we will be able to continue to attain our financial covenants over the next twelve months based upon (i) current conditions, (ii) the assumption that we will generate cash through asset sales, cost savings initiatives or alternative transactions and (iii) our expectations that our underperforming segments will stabilize or improve marginally in the near term.  Because we cannot necessarily control future conditions or transactions, however, we cannot assure you that we are able to attain all of our financial covenants in future periods. Our future ability to attain our financial covenants will be dependent upon a wide range of factors, several of which are outside of our control.  For additional information, see “Risk Factors – We cannot assure you that we will be able to comply with all of our loan covenants” in Item 1A of Part 1 of our Form 10-K for the year ended December 31, 2014.

In addition to the restrictions under our Credit Facility, certain of our loan agreements restrict the ability of our subsidiaries to dispose of collateralized assets or any other asset which is substantial in relation to our assets taken as a whole without the approval from the lender.  We believe that we have consistently remained in compliance with this provision of these loan agreements and we do not believe this provision will hinder our ability to sell assets as needed to meet our financial covenants.

The following table represents the actual and required covenant amounts required under our principal credit agreements and operating leases (after giving effect to the new terms described above) at June 30, 2015:

		Required at
	Actual	June 30, 2015
Net Worth (thousands of dollars) (1)	$258,992	$255,000
Working Capital (thousands of dollars) (2)	$226	$1
Interest Expense Coverage Ratio (minimum) (3)	4.05	2.50
EBITDAR to Fixed Charges Ratio (minimum) (4)	1.06	1.05
EBITDAR to Fixed Charges Ratio (minimum) (4) Foreign	1.26	1.15
Total Indebtedness to EBITDAR Ratio (maximum) (5)	4.47	5.00
Total Indebtedness to EBITDAR Ratio (maximum) (5) Foreign	3.87	4.50
Minimum Liquidity (6)	$24,566	$20,000

1.	Defined as total stockholders’ equity less goodwill.
2.	Defined as total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between fixed charges to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”).
5.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.
6.	Defined as available borrowing capacity under our line of credit plus available cash.

Pension Obligations

We contributed $150,000 to our pension plan during the six months ended June 30, 2015.  We expect to contribute an additional $450,000 before December 31, 2015.

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

On January 7, 2015, the Board of Directors declared a dividend of $2.375 and $2.25 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock and 9.0% Series B Cumulative Perpetual Preferred Stock, respectively, to preferred stockholders of record on January 29, 2015, which was paid on January 30, 2015. Additionally, on January 7, 2015, the Board of Directors declared a dividend of $0.25 per share of common stock to common stockholders of record as of February 19, 2015, which was paid on March 4, 2015.

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

On July 8, 2015, the Board of Directors declared a dividend of $2.375 and $2.25 per share on our 9.5% Series A Cumulative Perpetual Preferred Stock and 9.0% Series B Cumulative Perpetual Preferred Stock, respectively, to preferred stockholders of record on July 29, 2015, which was paid on July 30, 2015. Additionally, on July 29, 2015, the Board of Directors declared a dividend of $0.05 per share of common stock to common stockholders of record as of August 14, 2015, payable on September 4, 2015.

Subject to certain limitations, if we do not pay our preferred stock dividends for two periods (whether consecutive or not), the per annum rate will increase by an additional 2.00% per $100.00 stated liquidation preference, or $2.00 per annum, on and after the day following such second dividend payment date.

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

Other Matters

Subject to applicable limitations in our credit agreements and operating leases, we routinely evaluate the acquisition of additional vessels or businesses and from time to time evaluate possible vessel divestitures or other transactions.  At any given time, we may be engaged in discussions or negotiations regarding acquisitions, dispositions or other transactions.  We generally do not announce our acquisitions, dispositions or other transactions until we have entered into a definitive agreement.  We may from time to time require additional financing in connection with any such acquisitions or transactions or to increase working capital.  Our consummation of any such financing transactions could have a material impact on our financial condition or operations.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at June 30, 2015 approximated its carrying value due to the short-term duration of the underlying securities. The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.

The fair value of long-term debt, which is calculated based on the current prevailing market rates versus current rates on our outstanding obligations, was approximately $219.5 million as of June 30, 2015.    We pay variable interest on all of our long-term debt, except with respect to the debt we incurred in 2014 to finance the repurchase of our 2007 PCTC and the debt that we incurred in 2015 to refinance the Yen based facility.  Accordingly, a hypothetical 10% increase in interest rates for the six months ending June 30, 2015 would have increased our interest expense for such period by approximately $256,000 although it would not materially impact the fair value of our long-term debt.

From time to time, we enter into interest rate swap agreements to manage well-defined interest rate risks and we record the fair value of the interest rate swaps as an asset or liability on our balance sheet. At June 30, 2015, we had no interest rate swaps in place.

Commodity Price Risk

As of June 30, 2015, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry and Jones Act segments. We have fuel surcharges and escalation adjustments in place for both of these segments, which we believe mitigates the price risk for those services during 2015. We estimate that a 20% increase in the average price of fuel for the period January 1, 2015 through June 30, 2015 would have resulted in an increase of approximately $384,400 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.05 in our basic and diluted earnings per share based on the shares of our common stock outstanding for the six months ended June 30, 2015. The additional fuel costs assume revenue from escalation adjustments but that no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates. Our time charterers in our PCTCs, Dry Bulk Carriers and Specialty Contracts segments are responsible for purchasing vessel fuel requirements under governing time charters; thus, our fuel price risk in these segments is currently limited to the redelivery of fuel under time charters and any voyage charters concluded within our Dry Bulk Carriers segment.  Since the voyage charters in our Dry Bulk Carriers segment currently are generally short term transactions, the applicable voyage freight rates are based on current fuel costs.

Foreign Exchange Rate Risk

We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2014. These contracts mature in December 2015. The fair value of these contracts at June 30, 2015 is a liability of approximately $148,000. A hypothetical 10% adverse change in exchange rates at June 30, 2015 would have been immaterial to our financial position.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2015 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this report.  During the second quarter of 2015, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors. In 2008, we repurchased 491,572 shares of our common stock for $11.5 million. Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5.2 million. Unless and until the Board otherwise provides, this authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.    As of June 30, 2015, we had 285,377 shares available to be purchased under our 2008 repurchase plan.

JUNE 30, 2015
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2015 – April 30, 2015	-	-	-	285,377
May 1, 2015 - May 31, 2015	13,363	$ 9.72	-	285,377
June 1, 2015 – June 30, 2015	-	-	-	285,377

(1)	Through our stock incentive plan, 13,363 shares were delivered to us in May 2015 by our employees to satisfy their tax withholding requirements upon vesting of restricted stock units.

Item 6 – Exhibits

3.1*	Restated Certificate of Incorporation of the Registrant, as amended through May 12, 2015.
3.2

By-Laws of the Registrant as amended through October 28, 2009 (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Form Current Report on Form 8-K dated November 2, 2009 and incorporated herein by reference).

10.1*

Credit Agreement, dated as of April 20, 2015, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and DVB Bank SE, as mandated lead arranger, facility agent and security trustee.

10.2*

Assignment, Assumption, Amendment and Restatement of the Credit Agreement, dated June 10, 2015, to the Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee.

10.3*

Fifth Amendment to Credit Agreement and Consent Agreement, dated as of June 19, 2015, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders.

10.4*

Consent Agreement, dated as of July 2, 2015, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders.

10.5*

Letter Agreement, dated as of July 2, 2015, amending that certain Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders.

10.6

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

Date:   August 3, 2015