Form 10-Q
period 2015-09-30
INTERNATIONAL SHIPHOLDING CORP
filed 2015-11-16
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Common stock, $1 par value. . . . . . . .  7,333,406 shares outstanding as of November 9, 2015

INTERNATIONAL SHIPHOLDING CORPORATION

Quarterly Report on Form 10-Q for the

Three Months Ended September 30, 2015

In this report, the terms “we,” “us,” “our” and the “Company” refer to International Shipholding Corporation and its subsidiaries. In addition, the term “Notes” means the Notes to our Condensed Consolidated Financial Statements contained elsewhere in this report, the term “PCTC” means a Pure Car Truck Carrier vessel, the term “credit facilities” means credit facilities with our lenders and financing agreements with those of our lessors with whom we have engaged in sale-leaseback transactions, the term “UOS” refers to United Ocean Services, LLC, which we acquired in November 2012, the term “GAAP” means U.S. Generally Accepted Accounting Principles, the term “SEC” means the U.S. Securities and Exchange Commission, and the term “Strategic Plan” means the restructuring plan approved by our Board of Directors in late October 2015, as modified through the date of this report following conversations with our lenders, lessors, directors and others.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All Amounts in Thousands Except Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$66,509	$74,410	$201,843	$223,856

Operating Expenses
Voyage Expenses	52,569	55,450	158,589	170,685
Amortization Expense	3,657	6,142	13,192	16,791
Vessel Depreciation	5,740	6,291	16,773	19,528
Other Depreciation	185	181	556	545
Administrative and General Expenses	5,476	5,271	15,286	15,828
Impairment Loss	3,042	-	4,870	-
(Gain) Loss on Sale of Assets	106	1	(4,573)	1
Total Operating Expenses	70,775	73,336	204,693	223,378

Operating Income (Loss)	(4,266)	1,074	(2,850)	478

Interest and Other
Interest Expense	3,194	2,890	8,306	7,076
Derivative (Gain) Loss	-	(89)	2,991	(57)
Loss on Extinguishment of Debt	-	225	355	225
Other Income from Vessel Financing	(463)	(456)	(1,378)	(1,417)
Investment Income	(5)	(278)	(29)	(302)
Foreign Exchange Loss	-	30	91	123
	2,726	2,322	10,336	5,648
Loss Before Provision for Income Taxes and Equity in Net Income (Loss) of Unconsolidated Entities	(6,992)	(1,248)	(13,186)	(5,170)

Provision for Income Taxes	373	1,141	405	912

Equity in Net Income (Loss) of Unconsolidated Entities (Net of Applicable Taxes)	158	(176)	1,716	(364)

Net Loss	$(7,207)	$(2,565)	$(11,875)	$(6,446)

Preferred Stock Dividends	1,305	1,305	3,916	3,916

Net Loss Attributable to Common Stockholders	$(8,512)	$(3,870)	$(15,791)	$(10,362)

Loss Per Common Share:
Basic	$(1.16)	$(0.53)	$(2.16)	$(1.42)
Diluted	$(1.16)	$(0.53)	$(2.16)	$(1.42)

Weighted Average Shares of Common Stock Outstanding:
Basic	7,333,406	7,301,657	7,322,071	7,278,695
Diluted	7,333,406	7,301,657	7,322,071	7,278,695

Common Stock Dividends Per Share	$0.05	$0.25	$0.35	$0.75

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Loss	$(7,207)	$(2,565)	$(11,875)	$(6,446)

Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Loss	(139)	(84)	(255)	(67)
Change in Fair Value of Derivatives	81	457	411	422
De-Designation of Interest Rate Swap	-	-	2,859	-
Change in Funded Status of Defined Benefit Plan*	173	74	519	225
Comprehensive Loss	$(7,092)	$(2,118)	$(8,341)	$(5,866)

* Net of tax expense of $26,000 and $75,000 for the three and nine months ended September 30, 2014, respectively. Due to our valuation allowance referred to in Note 9 – Income Taxes, there was no net tax expense in Other Comprehensive Loss during 2015.

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Share Data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and Cash Equivalents	$6,058	$21,133
Restricted Cash	1,135	1,394
Accounts Receivable, Net of Allowance for Doubtful Accounts	25,910	31,322
Prepaid Expenses	9,910	10,927
Deferred Tax Asset	288	408
Other Current Assets	612	370
Notes Receivable	1,628	3,204
Material and Supplies Inventory	8,331	9,760
Assets Held for Sale	5,300	6,976
Total Current Assets	59,172	85,494

Investment in Unconsolidated Entities	22,907	21,837

Vessels, Property, and Other Equipment, at Cost:
Vessels	531,795	520,026
Building	1,780	1,354
Land	623	623
Leasehold Improvements	26,348	26,348
Construction in Progress	8,938	2,371
Furniture and Equipment	10,809	10,461
	580,293	561,183
Less - Accumulated Depreciation	(185,925)	(186,450)
	394,368	374,733
Other Assets:
Deferred Charges, Net of Accumulated Amortization	25,173	25,787
Intangible Assets, Net of Accumulated Amortization	23,163	25,042
Due from Related Parties	1,286	1,660
Notes Receivable	24,547	24,455
Goodwill	828	2,735
Assets Held for Sale	-	48,701
Other	3,012	4,843
	78,009	133,223

TOTAL ASSETS	$554,456	$615,287

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Share Data)

	September 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Maturities of Long-Term Debt, Net	$211,353	$23,367
Accounts Payable and Other Accrued Expenses	47,833	52,731
Total Current Liabilities	259,186	76,098

Long-Term Debt, Net	-	216,651

Other Long-Term Liabilities:
Incentive Obligation	4,080	4,644
Other	37,992	50,284

TOTAL LIABILITIES	301,258	347,677

Stockholders' Equity:
Preferred Stock, $1.00 Par Value, 2,000,000 Shares Authorized:
9.50% Series A Cumulative Perpetual Preferred Stock, 250,000 Shares Issued and Outstanding at September 30, 2015 and December 31, 2014, Respectively	250	250
9.00% Series B Cumulative Perpetual Preferred Stock, 316,250 Shares Issued and Outstanding at September 30, 2015 and December 31, 2014, Respectively	316	316
Common Stock, $1.00 Par Value, 20,000,000 Shares Authorized, 7,333,406 and 7,301,657 Shares Outstanding at September 30, 2015 and December 31, 2014, Respectively	8,776	8,743
Additional Paid-In Capital	141,364	140,960
Retained Earnings	140,751	159,134
Treasury Stock 1,388,078 Shares at September 30, 2015 and December 31, 2014	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(12,856)	(16,390)
TOTAL STOCKHOLDERS' EQUITY	253,198	267,610

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$554,456	$615,287

The accompanying notes are in an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All Amounts in Thousands Except Share Data)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(11,875)	$(6,446)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	17,329	20,073
Amortization of Deferred Charges	12,704	14,615
Amortization of Intangible Assets	1,879	3,087
Deferred Tax	-	912
Non-Cash Share Based Compensation	567	1,185
Equity in Net (Income) Loss of Unconsolidated Entities, Net	(1,200)	364
Impairment Loss	4,870	-
(Gain) Loss on Sale of Assets	(4,573)	1
Loss on Extinguishment of Debt, Net	346	225
Loss on Foreign Currency Exchange, Net	91	123
(Gain) Loss on Derivatives, Net of Cash Settlements	53	(57)
Amortization of Deferred Gains	(2,892)	(3,323)
Other Reconciling Items, net	369	820
Changes in operating assets and liabilities:
Deferred Drydocking Charges	(10,821)	(7,037)
Accounts Receivable	2,073	(5,210)
Inventory and Other Current Assets	2,510	(2,703)
Other Assets	(125)	(2,218)
Accounts Payable and Accrued Liabilities	(8,083)	1,748
Other Long-Term Liabilities	(1,147)	(834)
Net Cash Provided by Operating Activities	2,075	15,325

Cash Flows from Investing Activities:
Purchases of and Capital Improvements to Property and Equipment	(12,001)	(64,710)
Investment in Unconsolidated Entities	-	(7,887)
Net Change in Restricted Cash Account	259	9,112
Cash Proceeds from the State of Louisiana	591	-
Cash Proceeds from Sale of Assets	29,346	-
Cash Proceeds from Receivable Settlement	3,890	-
Proceeds from Payments on Note Receivables	1,484	3,186
Net Cash Provided by (Used In) Investing Activities	23,569	(60,299)

Cash Flows from Financing Activities:
Proceeds from Line of Credit	5,000	33,000
Payments on Line of Credit	(12,500)	(13,000)
Proceeds from Issuance of Debt	32,000	61,545
Principal Payments on Long Term Debt	(53,711)	(25,190)
Cash Payments to Settle Foreign Currency Contract	(4,033)	-
Additions to Deferred Financing Charges	(999)	(987)
Dividends Paid	(6,476)	(9,380)
Net Cash Provided by (Used In) Financing Activities	(40,719)	45,988

Net Increase (Decrease) in Cash and Cash Equivalents	(15,075)	1,014
Cash and Cash Equivalents at Beginning of Period	21,133	20,010

Cash and Cash Equivalents at End of Period	$6,058	$21,024

Supplemental disclosure of non-cash investing activities:
Additions to vessels, property, plant and equipment included in accounts payable and other accrued expenses	$3,032	$1,434

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2015

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Financial Position

We operate a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services. For additional information on our business, see Item 2 of Part I of this report.

Since 2014, we have encountered certain challenges related to complying with our debt covenants and overall liquidity restraints. We have taken numerous steps to improve our liquidity, including selling assets, reducing our dividends, laying up vessels and reducing our costs. In addition, in June of 2015, we initiated efforts to recapitalize all of our debt and operating leases by September 30, 2015, and thereafter sought to raise funds by either selling debt securities or borrowing funds from financial institutions. We also requested limited waivers as of September 30, 2015 from all of our lenders and lessors in case our attempts to refinance our debt and leases were unsuccessful. By early October 2015, we withdrew our efforts to recapitalize our debt, began negotiations with all of our lenders and lessors on limited waivers and began to formulate a new strategy to provide us with means to improve our liquidity and financial position.

On October 21, 2015, our Board of Directors approved a plan to restructure the Company principally by focusing on three core segments including the Jones Act, PCTC and Rail-Ferry segments. Throughout this Form 10-Q, we use the term “Strategic Plan” specifically to refer to the Board approved plan to restructure the Company.  The non-core assets we will seek to divest include all of the assets in our Dry Bulk Carriers, Specialty Contracts and Other segments. In addition to these assets, we will also seek to divest (i) our minority investment in mini bulkers, chemical tankers and asphalt tankers, (ii) one PCTC vessel, and (iii) a small, non-strategic portion of our retained operations. If we are successful in implementing this Strategic Plan, we believe it will strengthen our financial position by reducing our debt to more manageable levels and increasing our liquidity, which we believe will, in turn, provide us with future opportunities to create value for our shareholders.

On or prior to November 16, 2015, we amended each of our credit facilities. These amendments, among other things, obligate us to complete various steps of our Strategic Plan by certain specified milestone deadlines ranging from December 4, 2015 to June 30, 2016. Because of the uncertainties associated with our ability to implement the Strategic Plan within the required time constraints, we have classified as of September 30, 2015 all $213.7 million of our debt obligations as current, which caused our current liabilities to far exceed our current assets as of such date.

If we are unsuccessful in disposing of certain non-core assets by the milestones and at specified amounts agreed to with our lenders and lessors, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt.  As a result of the matters described herein, including the uncertainty regarding our ability to execute the Strategic Plan and our lenders’ abilities to demand payment under our debt agreements, if we are unable to successfully mitigate these uncertainties, there would be substantial doubt about our ability to continue as a going concern.

For more information on our Strategic Plan and current debt compliance matters, see (i) Note 13 – Debt Obligations and Note 21 – Subsequent Events and (ii) Item 2 of Part I of this report.

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the SEC and as permitted hereunder, we have omitted certain information and footnote disclosures required by GAAP for complete financial statements.  We recommend you read these interim statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The Condensed Consolidated Balance Sheet as of December 31, 2014 included in this report has been derived from the audited financial statements at that date.

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

Revenues and expenses relating to our Rail-Ferry, Jones Act, and Specialty segments’ voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  Based on our prior experience, we believe there is not a material difference between recording estimated expenses ratably over the voyage versus the actual expenses recorded as incurred.  Revenues and expenses relating to our other vessels’ voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

We have eliminated intercompany balances, accounts, and transactions in consolidation.

Certain previously reported amounts have been reclassified to conform to the 2015 presentation.  Specifically, drydock amortization of $5.1 million and $13.7 million for the three and nine months ended September 30, 2014, respectively, which were previously included in voyage expense, are now included in amortization expense, and miscellaneous depreciation expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, which were previously included in voyage expense and administrative and general expense, are now included in other depreciation expense in the Condensed Consolidated Statements of Operations and other tables herein. Additionally, deferred debt issuance costs, which were previously included in deferred charges, net of accumulated amortization, are now included as an offset to long-term debt (see Note 7 – Goodwill, Other Intangible Assets, and Deferred Charges).

NOTE 2 – OPERATING SEGMENTS

Our six operating segments, Jones Act, Pure Car Truck Carriers, Dry Bulk Carriers, Rail-Ferry, Specialty Contracts, and Other are distinguished primarily by the market in which the segment assets are deployed, the physical characteristics of those assets, and the type of services provided to our customers. We report in the Other category the results of several of our subsidiaries that provide ship and cargo charter brokerage, ship management services and agency services to our operating subsidiaries as well as third party customers.  Also included in the Other category are corporate related items, results of insignificant operations, and income and expense items not allocated to the other reportable segments. We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which the vessels within the segment operate.  Our October 2015 Strategic Plan, if fully implemented, could significantly impact our reporting segments – see Note 1 – Business and Basis of Presentation for further discussion.

We allocate interest expense to the segments in proportion to the fixed assets (defined as the carrying value of vessels, property, and other equipment) within each segment.  Additionally, we include the results of two of our unconsolidated entities, Oslo Bulk, AS and  Oslo Bulk Holding Pte. Ltd, in our Dry Bulk Carriers segment, and the results of another unconsolidated entity, Terminales Transgolfo, S.A. de C.V., to our Rail-Ferry segment.  The results of our remaining unconsolidated entities, Saltholmen Shipping Ltd (a company owning two Chemical Tankers) and Brattholmen Shipping Ltd (a company owning two Asphalt Tankers), are included in our Specialty Contracts segment.  We do not allocate to our segments; (i) administrative and general expenses, (ii) (gain) loss on sale of other assets, (iii) derivative (gain) loss, (iv) income taxes, (v) impairment loss, (vi) loss of extinguishment of debt, (vii) other income from vessel financing, (viii) investment income, and (ix) foreign exchange loss.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to our operating companies. Finally, we use “gross voyage profit” as the primary measure for our segments’ profitability to assist our chief operating decision makers in monitoring and managing our business. Due to the diversity across our segments, we believe the most efficient way of measuring contribution margins is by measuring gross voyage profit by segment. Gross voyage profit is the sum of revenue less voyage expense less amortization expense, plus the results from our unconsolidated entities.

The following table presents information about segment profit and loss for the three months ended September 30, 2015 and 2014:

RESULTS OF OPERATIONS

three MONTHS ENDED SEPTEMBER 30, 2015

COMPARED TO THE three MONTHS ENDED SEPTEMBER 30, 2014

(All Amounts in Thousands)		Pure Car
	Jones	Truck	Dry Bulk	Rail	Specialty
	Act	Carriers	Carriers	Ferry	Contracts	Other	Total
2015
Fixed Revenue	$19,199	$13,131	$1,933	$-	$11,391	$-	$45,654
Variable Revenue	-	8,665	1,695	10,402	541	(448)	20,855
Total Revenue	19,199	21,796	3,628	10,402	11,932	(448)	66,509
Voyage Expenses	17,342	16,228	2,305	8,038	9,435	(779)	52,569
Amortization Expense	2,450	604	60	258	285	-	3,657
(Income) Loss of Unconsolidated Entities	-	-	45	229	(432)	-	(158)
Gross Voyage Profit (Loss) (excluding Depreciation Expense)	$(593)	$4,964	$1,218	$1,877	$2,644	$331	$10,441

Gross Voyage Profit Margin	(3)%	23%	34%	18%	22%	-	16%

2014
Fixed Revenue	$32,101	$15,290	$1,910	$-	$9,462	$-	$58,763
Variable Revenue	-	3,520	1,786	9,435	1,497	(591)	15,647
Total Revenue	32,101	18,810	3,696	9,435	10,959	(591)	74,410
Voyage Expenses	20,541	15,606	2,870	7,644	9,923	(1,134)	55,450
Amortization Expense	4,799	593	63	259	428	-	6,142
(Income) Loss of Unconsolidated Entities	-	-	373	81	(278)	-	176
Gross Voyage Profit (excluding Depreciation Expense)	$6,761	$2,611	$390	$1,451	$886	$543	$12,642

Gross Voyage Profit Margin	21%	14%	11%	15%	8%	-	17%

The following table presents information about segment profit and loss for the nine months ended September 30, 2015 and 2014:

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2015

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(All Amounts in Thousands)		Pure Car
	Jones	Truck	Dry Bulk	Rail	Specialty
	Act	Carriers	Carriers	Ferry	Contracts	Other	Total
2015
Fixed Revenue	$63,344	$41,890	$5,667	$-	$33,035	$-	$143,936
Variable Revenue	-	24,854	4,063	28,014	1,373	(397)	57,907
Total Revenue	63,344	66,744	9,730	28,014	34,408	(397)	201,843
Voyage Expenses	52,634	51,289	6,821	22,514	26,654	(1,323)	158,589
Amortization Expense	9,392	2,095	181	679	845	-	13,192
(Income) Loss of Unconsolidated Entities	-	-	(797)	186	(1,105)	-	(1,716)
Gross Voyage Profit (excluding Depreciation Expense)	$1,318	$13,360	$3,525	$4,635	$8,014	$926	$31,778

Gross Voyage Profit Margin	2%	20%	36%	17%	23%	-	16%

2014
Fixed Revenue	$94,408	$46,200	$5,194	$-	$26,650	$-	$172,452
Variable Revenue	-	11,319	8,881	27,101	4,624	(521)	51,404
Total Revenue	94,408	57,519	14,075	27,101	31,274	(521)	223,856
Voyage Expenses	65,226	48,417	9,820	22,089	26,964	(1,831)	170,685
Amortization Expense	12,144	1,938	172	675	1,862	-	16,791
(Income) Loss of Unconsolidated Entities	-	-	542	148	(326)	-	364
Gross Voyage Profit (excluding Depreciation Expense)	$17,038	$7,164	$3,541	$4,189	$2,774	$1,310	$36,016

Gross Voyage Profit Margin	18%	12%	25%	15%	9%	-	16%

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$66,509	$74,410	$201,843	$223,856

Voyage Expenses	52,569	55,450	158,589	170,685
Amortization Expense	3,657	6,142	13,192	16,791
Net (Income) Loss of Unconsolidated Entities	(158)	176	(1,716)	364

Gross Voyage Profit	10,441	12,642	31,778	36,016

Vessel Depreciation	5,740	6,291	16,773	19,528
Other Depreciation	185	181	556	545

Gross Profit	4,516	6,170	14,449	15,943

Other Operating Expenses:
Administrative and General Expenses	5,476	5,271	15,286	15,828
Impairment Loss	3,042	-	4,870	-
(Gain) Loss on Sale of Other Assets	106	1	(4,573)	1
Less: Net Income (Loss) of Unconsolidated Entities	158	(176)	1,716	(364)
Total Other Operating Expenses	8,782	5,096	17,299	15,465

Operating Income (Loss)	$(4,266)	$1,074	$(2,850)	$478

NOTE 3 – IMPAIRMENT LOSS

We test goodwill for impairment annually as of December 1 or on an interim basis if triggering events indicate that the fair value of the asset has decreased below its carrying value.  Additionally, we test long lived assets (both tangible and intangible) for impairment when events or circumstances indicate that the carrying value of a particular asset may not be recoverable. As a result of lower operating results from our UOS services, failure to meet projected results and a significant decline in our market capitalization, we have tested our goodwill and long lived assets (both tangible and intangible) for impairments as of September 30, 2015. The testing on our intangible assets and vessels did not result in any impairment charges. However, our goodwill testing did result in an impairment charge as discussed below.

At September 30, 2015, we tested our goodwill using the income approach, which estimates the fair value of our reporting units using various cash flow and earnings projections discounted at a rate estimated to approximate the reporting units’ weighted average cost of capital. As a result, we determined that the implied fair value of goodwill was less than its carrying value.  As such, we recorded an impairment loss of approximately $1.9 million, which related to the entire goodwill balance generated from the UOS acquisition that is reported in the Jones Act segment.

During the third quarter of 2015, we received an offer to purchase our Jones Act Tug/Barge unit, which is included in current assets held for sale, for an amount that was below its net book value of $6.4 million. We have since decided to forego this offer. However, as a result of this offer, we reassessed the fair market value of this unit. We calculated an assumed fair value of $5.3 million using a weighted average of various third party appraisals and offers to purchase. As a result, we have recorded an impairment loss of $1.1 million in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015.  Our November 2015 credit facility amendments require us to apply any future proceeds from this sale to payments toward our Credit Facility.

During the second quarter 2015, the Company recorded an impairment loss of approximately $1.8 million to adjust two Handysize vessels and their related equipment to their current fair market value.  See Note 8 – Assets Held for Sale for additional information.

In October of 2015, our Board of Directors approved a Strategic Plan that requires the divestiture of certain non-core assets, which includes the Jones Act Tug/Barge unit and the two Handysize vessels discussed above. For more information regarding the Strategic Plan, see Note 21 – Subsequent Events.

NOTE 4 – GAIN ON SALE OF ASSETS

During the second quarter of 2015, we sold a 14,930 dead weight ton, 1994-built Pure Car Truck Carrier that had previously contributed to our PCTC segment. In exchange, we received $13.0 million cash, recorded a gain on sale of asset of approximately $4.6 million, and paid down $10.0 million on our revolving line of credit.

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

NOTE 5 - INVENTORY

Our inventory consists of three major classes: spare parts, fuel, and warehouse inventory.  Spare parts and warehouse inventories are stated at the lower of cost or market based on the first-in, first-out method of accounting. Our fuel inventory is based on the average cost method of accounting.  We have broken down the inventory balances as of September 30, 2015 and December 31, 2014 by major class in the following table:

(All Amounts in Thousands)	September 30,	December 31,
Inventory Classes	2015	2014
Spare Parts Inventory	$3,534	$3,253
Fuel Inventory	2,191	3,967
Warehouse Inventory	2,606	2,540
Total	$8,331	$9,760

NOTE 6 – UNCONSOLIDATED ENTITIES

The following table summarizes our equity in net income (loss) of unconsolidated entities for the three and nine months ended September 30, 2015 and 2014, respectively:

(All Amounts in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Oslo Bulk, AS	$(40)	$(55)	$646	$(142)
Oslo Bulk Holding Pte. Ltd (formerly Tony Bulkers)	(5)	(318)	151	(400)
Terminales Transgolfo, S.A. de C.V.	(229)	(81)	(186)	(148)
Saltholmen Shipping Ltd	335	30	847	30
Brattholmen Shipping Ltd	97	248	258	296
Total Equity in Net Income (Loss) of Unconsolidated Entities	$158	$(176)	$1,716	$(364)

During the nine months ended September 30, 2014, the Company invested approximately $5.9 million cash and $2.0 million cash to acquire a 30% interest in Saltholmen Shipping Ltd and Brattholmen Shipping Ltd, respectively. During this period, we did not receive dividends. During the nine months ended September 30, 2015, the Company received dividends of approximately $0.4 million and $0.1 million from Saltholmen Shipping Ltd and Brattholmen Shipping Ltd, respectively.

These investments have been accounted for under the equity method and our portion of their earnings or losses is presented net of any applicable taxes on our Condensed Consolidated Statements of Operations under the caption "equity in net income (loss) of unconsolidated entities (net of applicable taxes).”

The Strategic Plan approved by our Board of Directors on October 21, 2015 contemplates that we will sell our interest in each of our unconsolidated entities, with the exception of Terminales Transgolfo, S.A. de C.V. See Note 21 – Subsequent Events for additional information.

For additional information on our investment in these and other unconsolidated entities, see Note E – Unconsolidated Entities to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 7 – GOODWILL, OTHER INTANGIBLE ASSETS, AND DEFERRED CHARGES

During the third quarter of 2015, we recorded an impairment loss of approximately $1.9 million as a result of the write off of goodwill generated from the UOS acquisition, which is reported in the Jones Act segment.  See Note 3 – Impairment Loss for additional information.

During the second quarter of 2015, we adopted ASU 2015-03 and, as a result, reclassified approximately $2.9 million of deferred debt issuance costs from deferred charges, net of accumulated amortization to offset against long-term debt on our Condensed Consolidated Balance Sheet as of December 31, 2014.  As of September 30, 2015, the amount of deferred debt issuance costs was $2.4 million and is included as an offset to current maturities of long-term debt on our Condensed Consolidated Balance Sheet – refer to Note 1 – Business and Basis of Presentation for further discussion on the reclassification of long-term debt to current as of September 30, 2015. Amortization expense related to these charges was $0.8 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Amortization expense for intangible assets was approximately $0.7 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively, and $1.9 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively.  Amortization expense for deferred charges was approximately $3.1 million and $5.1 million for the three months ended September 30, 2015 and 2014, respectively, and $11.5 million and $13.8 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table presents the rollforward of goodwill, other intangible assets, and deferred charges for the nine months ended September 30, 2015:

(All Amounts in Thousands)		Balance at					Balance at
	Amortization	December 31,	Cash	Impairment/		Non-Cash	September 30,
	Period	2014	Additions	Disposals	Amortization	Reclassifications	2015
Indefinite Life Intangibles
Goodwill		$2,735	$-	$(1,907)	$-	$-	$828
Total Indefinite Life Intangibles		$2,735	$-	$(1,907)	$-	$-	$828

Definite Life Intangibles
Trade names - FSI	240 months	$57	$-	$-	$(2)	$-	$55
Trade names - UOS	144 months	1,357	-	-	(103)	-	1,254
Customer Relationships - FSI	240 months	375	-	-	(16)	-	359
Customer Relationships - UOS	144 months	23,253	-	-	(1,758)	-	21,495
Total Definite Life Intangibles		$25,042	$-	$-	$(1,879)	$-	$23,163

Deferred Charges
Drydocking Costs	various	$25,238	$10,821	$(2,080)	$(11,313)	$1,989	$24,655
Other Deferred Charges	various	549	273	-	(188)	(116)	518
Total Deferred Charges		$25,787	$11,094	$(2,080)	$(11,501)	$1,873	$25,173

NOTE 8 – ASSETS HELD FOR SALE

As a result of continued evaluation of our strategic alternatives, during the fourth quarter of 2014, we devised a plan to sell three Handysize vessels and one inactive Jones Act Tug/Barge unit.  Upon approval of this plan, we classified the Handysize vessels and their related equipment as long term assets held for sale, valued at approximately $48.7 million at December 31, 2014.  The Tug/Barge unit and inventory related to the Handysize vessels were classified as short term assets held for sale, and were valued at approximately $7.0 million at December 31, 2014.

During 2014, the Company adopted ASU 2014-08 which changed the definition of discontinued operations.  In accordance with this guidance, we determined that the assets held for sale did not represent a strategic shift that would have a major effect on our operations and financial results.  As such, we did not report the financial results related to these assets as discontinued operations.

During the first quarter of 2015, we sold one of the Handysize vessels and its equipment and paid off related debt.  For additional information related to the sale of this vessel, see Note 4 – Gain on Sale of Assets.

At June 30, 2015, we reclassified the remaining two Handysize vessels and their related equipment and inventory from assets held for sale to assets held in use (vessels, property, and other equipment) and recorded an impairment loss of approximately $1.8 million to adjust the vessels to current fair market value.  As a result of the held for sale classification, there was no depreciation expense related to these assets during the first half of 2015.

During the third quarter of 2015, we recorded an additional impairment loss of approximately $1.1 million on our Jones Act Tug/Barge unit, which is included in current assets held for sale – refer to Note 3 – Impairment Loss. Our November 2015 debt amendments require us to apply any future proceeds from this sale to payments toward one of our credit facilities.  While we continue to actively market this unit, it is classified as held for sale; therefore, there was no depreciation expense related to this vessel during the nine months ended September 30, 2015.

In October of 2015, our Board of Directors approved a Strategic Plan that requires the divestiture of certain non-core assets, which includes the Jones Act Tug/Barge unit and the two Handysize vessels discussed above. For more information regarding the Strategic Plan, see Note 21 – Subsequent Events.

NOTE 9 – INCOME TAXES

We recorded a tax provision of $0.4 million on our $13.2 million loss before taxes and equity in net income (loss) of unconsolidated entities for the nine months ended September 30, 2015.  For the first nine months of 2014 we recorded an income tax provision of $0.9 million on our $5.2 million loss before equity in net loss of unconsolidated entities. These provision amounts represent our qualifying U.S. flag operations, which continue to be taxed under the “tonnage tax” provisions rather than the normal U.S. corporate income tax provisions, state income taxes paid, and foreign income tax withholdings or refunds.  In accordance with Internal Revenue Code (IRC) Section 1359 disposition of qualifying vessels, we have elected to defer taxable gains on the sale of qualifying tonnage tax vessels operating under the tonnage tax regime.  IRC Section 1359(b) defers the recognition of taxable gains for three years after the close of the first taxable year in which the gain is realized or subject to such terms and conditions as may be specified by the Secretary of the Internal Revenue Service, on such later date as the Secretary may designate upon application by the taxpayer.  Deferred gains on the sale of qualifying vessels must be recognized if the amount realized upon such sale or disposition exceeds the cost of the replacement qualifying vessel, limited to the gain recognized on the transaction.  We have elected to defer gains of approximately $93.9 million from the dispositions of qualifying vessels in prior years, of which $79.3 million of such deferred gain originated in the year ending December 31, 2012.  In order to meet the non-recognition requirements on the 2012 dispositions, we would need to acquire qualifying replacement property by December 31, 2015.

During the quarter ended September 30, 2015, we acquired qualified replacement property totaling approximately $45.6 million.  We anticipate a transaction for an additional $25.0 million of replacement property before December 31, 2015, which would be applied to deferred gains of $17.3 million and $7.7 million with replacement years of 2015 and 2018, respectively.  It is uncertain if the remaining $16.4 million of potentially taxable gains with a replacement period set to expire on December 31, 2015 will be replaced on or before December 31, 2015.  In order to meet the non-recognition requirements on these 2012 dispositions, we would need to acquire additional qualifying replacement property to replace the $16.4 million by December 31, 2015. To the extent any gain is recognized, we expect to utilize existing tax attributes to offset such gain.

During the quarter ended September 30, 2015, we changed our previously asserted position that we planned to indefinitely re-invest foreign earnings of our controlled foreign corporations.  The principal reason for changing our position is our current plan to divest foreign business use assets and repatriate excess foreign cash to pay down U.S. debt of domestic affiliates.  We have recorded a deferred tax liability of $4.7 million related to our controlled foreign corporations as a result of our change in position. We recorded a decrease in our valuation allowance as discussed below.

We established a valuation allowance against deferred income tax assets in 2014 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred income tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on a quarterly basis.  We recorded a decrease in our valuation allowance of $7.5 million for the nine months ended September 30, 2015, which reflects the decrease in net operating loss attributes that are estimated to be utilized to offset the recognition of the gains related to the 2012 dispositions as well as the change in assertion to indefinitely re-invest foreign earnings of our controlled foreign corporations.  During the quarter ending September 30, 2015, we changed our assertions related to the 2012 dispositions and foreign earnings due to the plan approved by our Board of Directors to divest foreign use assets and repatriate excess foreign cash to pay down U.S. debt obligations.  Uncertainty exists as to the extent cash will be available to acquire replacement property for the 2012 dispositions by the December 31, 2015 deadline as a result of the plan.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2014, including Note J - Income Taxes to the consolidated financial statements included therein.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

During the third quarter of 2014, we were notified of the bankruptcy of a ship builder that had agreed to build a new Handysize Dry Bulk Carrier.  Upon notification of the bankruptcy, we reclassified our deposit of $3.9 million from construction in progress to accounts receivable and we recorded an additional $0.3 million of interest income.  On January 6, 2015, we collected $4.2 million which represented the return of our deposit and related interest.

Contingencies

As of September 30, 2015, we held three vessels under operating lease contracts, which included a Molten-Sulphur Carrier in our Jones Act segment and two Pure Car Truck Carriers that operate under our PCTC segment. These lease agreements impose certain financial covenants, including defined minimum working capital and net worth requirements, and prohibit us from incurring, without the lessor’s prior written consent, additional debt or lease obligations, subject to certain specified exceptions.  These financial covenants are generally similar, but not identical, to the financial covenants set forth under our Credit Facility - see Note 13 – Debt Obligations. Additionally, our vessel operating lease agreements contain early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances.  In the event that we default under any of our operating lease agreements, we may be forced to buy back the three vessels for a stipulated loss value of approximately $75.1 million.  Effective at the end of the third quarter of 2015, we entered into separate limited waiver agreements with all of our lessors. Under these agreements, the lessors waived defaults under certain specified working capital, minimum liquidity, tangible net worth and fixed charge coverage covenants generally through at least November 30, 2015. As of November 16, 2015, we reached separate agreements with each of our lessors to extend their waivers through March 31, 2016. As of September 30, 2015, we concluded the fair market value of these vessels exceeded the stipulated loss value; as such, if we were required to buy back these vessels, we would not anticipate a loss.

On and after June 26, 2014, U.S. Customs and Border Protection (CBP) issued pre-penalty notifications to us and two of our affiliates alleging failure to properly report the importation of spare parts incorporated into our vessels covering the period April 2008 through September 2012. Under these notifications, CBP’s proposed duty is currently approximately $1.4 million along with a proposed penalty on the assessment of approximately $5.7 million.  The basis of CBP’s assessment is that the U. S. Government experienced a loss of revenue consisting of the difference between the government’s ad valorem duty and the consumption entry duty actually paid by us.  On September 24, 2014, we submitted our formal response to CBP’s claim and denied violating the applicable U.S. statute or regulations.  We have not accrued a liability for this matter because we believe it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.

Note 13 – Debt Obligations contains a discussion of our debt guarantees under the subheading “Guarantees.” For further information on our commitments and contingencies, see Note K – Commitments and Contingencies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended September 30, 2015 and 2014:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
Components of net periodic benefit cost:	2015	2014	2015	2014
Service cost	$171	$155	$8	$4
Interest cost	359	381	118	144
Expected return on plan assets	(638)	(571)	-	-
Amortization of prior service cost	(1)	(1)	26	25
Amortization of net loss	111	32	37	44
Net periodic benefit cost (benefit)	$2	$(4)	$189	$217

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the nine months ended September 30, 2015 and 2014:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic benefit cost:	2015	2014	2015	2014
Service cost	$513	$464	$24	$11
Interest cost	1,077	1,143	354	433
Expected return on plan assets	(1,914)	(1,797)	-	-
Amortization of prior service cost	(3)	(2)	78	75
Amortization of net loss	333	96	111	131
Net periodic benefit cost (benefit)	$6	$(96)	$567	$650

We contributed $480,000 to our pension plan for the nine months ended September 30, 2015.  We expect to contribute an additional $170,000 before December 31, 2015.

NOTE 12 – DERIVATIVE INSTRUMENTS

We use derivative instruments from time to time to manage certain foreign currency and interest rate risk exposures. We do not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the balance sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded through other comprehensive income and reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  None of our derivative contracts contain credit-risk related contingent features that would require us to settle the contract upon the occurrence of such contingency.  However, all of our contracts contain clauses specifying events of default under specified circumstances, including failure to pay, breach of agreement, default under the specific agreement to which the hedge relates, bankruptcy, misrepresentation and the occurrence of certain transactions.  The remedy for default is settlement in entirety or payment of the fair value of the contracts, which was a liability of $107,000 in the aggregate for all of our contracts as of September 30, 2015 (see table below). As of March 31, 2015, we expected to refinance our Yen-based credit facility with a U.S. dollar facility.  Interest payable under the Yen-based loan was fixed after we entered into a variable-to-fixed interest rate swap in 2009.  Due to our determination at March 31, 2015 that it was more likely than not that the Yen-based loan would be refinanced, we classified the interest rate swap as completely ineffective at March 31, 2015.  As a result, we recorded at such time a $2.8 million charge to derivative loss on our Condensed Consolidated Statement of Operations with the offset to other comprehensive loss.  In April 2015, we refinanced our Yen-based facility with a USD-based facility and paid approximately $2.9 million to settle our related interest rate swap.  At December 31, 2014, we had a derivative liability of $3.0 million, which was recorded in other liabilities (long-term) on the Condensed Consolidated Balance Sheet as it related to this interest rate swap.    The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss, net of taxes, was $0.4 million and $3.7 million as of September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015, we were no longer party to any interest rate swap agreements with the exception of our minority interest ownership in Oslo Bulk, AS, which is a party to one agreement.

We routinely evaluate our preferred equity instruments, to determine whether the derivative feature embedded in the hybrid instruments should be bifurcated and accounted for separately.  Based on the fact that we elected to defer our cumulative preferred dividend payments in October 2015 and penalties apply if we miss more than one payment, we determined that (i) the penalty structure embedded within our preferred equity instruments was required to be bifurcated and (ii) a liability existed at September 30, 2015.  In determining the appropriate fair value, we calculated the present value of the potential penalties and estimated the probability of the occurrence. The range of probable outcomes was $80,000 to $730,000. At September 30, 2015, we recorded a $0.2 million embedded derivative, which was recorded in both current and long term liabilities on the Condensed Consolidated Balance Sheet at September 30, 2015.  We intend to adjust this liability to reflect fair value at the end of each reporting period.  Any increase or decrease in the fair value from inception will be made quarterly and will be recorded in interest expense in the Condensed Consolidated Statement of Operations.  See Note 16- Stockholders’ Equity for additional information on the deferral of our preferred stock dividends.

The notional and fair value amounts of our derivative instruments as of September 30, 2015 were as follows:

(All Amounts in Thousands)		Liability Derivatives
	Current Notional	Balance Sheet	Fair
	Amount	Location	Value
Foreign Exchange Contracts	$600	Current Liabilities	$(107)
Embedded Derivative	$-	Current Liabilities	$(135)
Embedded Derivative	$-	Other Long Term Liabilities	$(67)

The effect of derivative instruments designated as cash flow hedges on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015 were as follows:

(All Amounts in Thousands)		Location of	Amount of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Recognized in
	Recognized	Reclassified from	Reclassified from	Income from
	in OCI*	AOCI** to Income	AOCI to Income	Ineffective Portion
Interest Rate Swaps	$338	Interest Expense	$484	$(132)
De-Designation of Interest Rate Swaps	2,859		-	(2,859)
Foreign Exchange Contracts	73	Other Revenues	327	-
Total	$3,270		$811	$(2,991)

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

In April of 2015, we paid approximately $4.0 million to settle our foreign forward exchange contract in connection with the refinancing of our Yen-based facility to a USD-based facility.  This cash payment was reflected as a financing activity on the Condensed Consolidated Statement of Cash Flows since the instrument was acquired in connection with the Yen-based debt facility.  At December 31, 2014, we had a derivative liability of $4.0 million, which was recorded in other liabilities (long-term), and $0.1 million, which was recorded in current liabilities, on the Condensed Consolidated Balance Sheet as it related to this contract.

The following table summarizes the remaining notional values as of September 30, 2015, of these contracts:

(All Amounts in Thousands)
		Amount Available
Transaction Date	Type of Currency	in Dollars	Effective Date	Expiration Date
Sep-14	Peso	$225	Jan-15	Dec-15
Oct-14	Peso	225	Jan-15	Dec-15
Dec-14	Peso	150	Jan-15	Dec-15
		$600

NOTE 13 – DEBT OBLIGATIONS

The Company and some or all of its domestic subsidiaries (which we sometimes refer to as the “credit parties”) have borrowed money under six secured financing agreements. All six of our principal credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage. Since early 2014, we have struggled to meet certain of our required debt covenants. Consequently, we solicited and received from our lenders amendments to or waivers from various of these covenants to assure our compliance therewith as of the end of the first, third, and fourth quarters of 2014 and the end of the first and second quarters of 2015. For more complete information regarding these historical waivers, see the discussion of our debt covenant compliance set forth in our periodic reports filed since January 1, 2014 with the SEC.

Since late September 2015, our lenders have provided an additional series of covenant default waivers, including waivers granted in connection with recent credit facility amendments entered into on or prior to November 16, 2015.  These amendments also effected a series of additional substantive amendments to each of our six credit facilities, including but not limited to accelerated repayment terms, increased interest rates, and required asset divestitures by specified milestone deadlines and specified amounts.  As a result of the matters described herein, including uncertainty around our ability to execute the Strategic Plan and our lenders’ abilities to demand payment under our debt agreements, if we are unable to successfully mitigate these uncertainties, there would be substantial doubt about our ability to continue as a going concern. Because of these uncertainties, we classified all of our debt obligations of approximately $213.7 million as current maturities at September 30, 2015, which caused our current liabilities to far exceed our current assets as of such date. For additional information, see “Amendments, Waivers, and Covenant Compliance” and Note 21 – Subsequent Events.

Debt Facilities

We currently maintain a senior secured credit facility with Regions Bank (“Credit Facility”).  At September 30, 2015, the Credit Facility provided up to $85.0 million which was comprised of a term loan facility in the principal amount of $45.0 million and a revolving credit facility (“LOC”) permitting draws in the principal amount of up to $40.0 million. At September 30, 2015, the LOC included a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  As of September 30, 2015, we had $31.0 million of borrowings and $7.2 million of letters of credit outstanding under our LOC.  We currently have no additional borrowing capacity under this facility.    On November 13, 2015, this Credit Facility was materially amended.  See “Amendments, Waivers, and Covenant Compliance” and Note 21 – Subsequent Events for additional information.

Under the Credit Facility, each of our domestic subsidiaries is a joint and several co-borrower. The obligations of all the borrowers under this facility are secured by all personal property of the borrowers, excluding certain real property, but including the U.S. flagged vessels owned by ISH’s domestic subsidiaries and collateral related to such vessels.  Several of our International flagged vessels are pledged as collateral securing several of our other secured debt facilities.

The Credit Facility includes usual and customary covenants and events of default for credit facilities of its type.  Our ability to borrow under the Credit Facility is conditioned upon continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those stipulating as of September 30, 2015 that we maintain a consolidated leverage ratio not to exceed 5.0 to 1.0, an EBITDAR to fixed charges ratio of at least 1.05 to 1.0, liquidity of not less than $20.0 million, and a consolidated net worth of not less than the sum of $228.0 million, minus impairment losses, plus 50% of our consolidated net income earned after December 31, 2011, excluding impairment loss, plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility). As of September 30, 2015, the lender agreed to waive our default of the minimum liquidity and consolidated fixed charge coverage ratio covenants for a temporary period covering September 30, 2015 through November 30, 2015, and as of November 13, 2015, the lender agreed to waive our default of the minimum liquidity, consolidated fixed charge coverage ratio and the consolidated leverage ratio covenants for a temporary period ending March 31, 2016. For more information, refer to “Amendments, Waivers, and Covenant Compliance” below.

In the third quarter of 2015, we accelerated the amortization of unamortized debt issuance costs on all debt facilities related to the non-core assets that the Board identified for disposal – refer to Note 21 – Subsequent Events for identification of these assets.  This acceleration resulted in additional amortization expense during the three and nine months ended September 30, 2015 of approximately $0.5 million, which is reflected in interest expense on the Condensed Consolidated Statement of Operations.

On April 24, 2015, we entered into a new loan agreement with DVB Bank SE in the amount of $32.0 million by refinancing our 2010 built PCTC. We received the loan proceeds on April 24, 2015 and applied them as follows: (i) $24.0 million to pay off an outstanding Yen facility in the amount of 2.9 billion Yen, (ii) $4.0 million to settle the related Yen forward contract, and (iii) $2.9 million to settle a Yen denominated interest rate swap.  Under the DVB loan agreement, interest was, prior to a recent loan amendment, payable at a fixed rate of 4.16% with the principal being paid quarterly over a five-year term based on a ten-year amortization schedule with a final quarterly balloon payment of $16.8 million due on April 22, 2020.  Our 2010-built foreign flag PCTC along with customary assignment of earnings and insurances are pledged as security for the facility.  As a result of the early debt payoff, we recorded a loss on extinguishment of debt of approximately $0.3 million.  Additionally, we capitalized approximately $0.6 million in loan costs associated with the DVB Bank loan, which will be amortized over the remaining life of the loan.  On November 4, 2015, this loan agreement was materially amended.  See “Amendments, Waivers, and Covenant Compliance” and Note 21 – Subsequent Events for additional information.

During the second quarter of 2015, we adopted ASU 2015-03 and, as a result, reclassified approximately $2.9 million of deferred debt issuance costs from deferred charges, net of accumulated amortization to offset against long-term debt on our Condensed Consolidated Balance Sheet as of December 31, 2014.  As of September 30, 2015, the amount of deferred debt issuance costs was $2.4 million and is included as an offset to current maturities of long-term debt on our Condensed Consolidated Balance Sheet – refer to Note 1 – Business and Basis of Presentation for further discussion on the reclassification of long-term debt to current as of September 30, 2015.

During the first quarter of 2015, we paid off approximately $13.5 million in debt in connection with the sale of one of our Handysize vessels.  Additionally, we wrote off approximately $95,000 of unamortized loan costs associated with the debt instrument which is reflected in loss on extinguishment of debt on our Condensed Consolidated Statements of Operations.

As of September 30, 2015 and December 31, 2014, our debt obligations are summarized as follows:

(All Amount in Thousands)	Interest Rate		Original	Total Principal Due
	September 30,	December 31,	Maturity	September 30,	December 31,
Description of Secured Debt	2015	2014	Date	2015	2014
Notes Payable – Variable Rate [1]	2.6704%	2.7471%	2018	$9,449	$12,025
Notes Payable – Variable Rate [1]	2.6930-2.7835%	2.7312-2.7324%	2018	25,760	41,400
Notes Payable – Variable Rate [2]	2.5470%	2.5050%	2017	7,464	9,144
Notes Payable – Variable Rate [1]	2.6930%	2.7350%	2018	14,452	15,394
Notes Payable – Variable Rate [3]	3.9600%	3.9900%	2018	39,375	41,906
Notes Payable – Fixed Rate [4]	4.3500%	4.3500%	2020	35,538	37,759
Notes Payable – Variable Rate [5]	2.9480%	2.9195%	2021	19,473	21,943
Notes Payable – Variable Rate [6]		3.6100%	2020	-	24,812
Notes Payable – Fixed Rate [6]	4.1600%		2020	31,200	-
Note Payable - Mortgage [7]				5	5
Line of Credit [3]	3.9600%	3.9100%	2018	31,000	38,500
				213,716	242,888
		Less: Current Maturities		(211,353)	(23,367)
		Less: Debt Issuance Costs		(2,363)	(2,870)
				$-	$216,651

1.We entered into a variable rate financing agreement with ING Bank N.V, London branch in August 2010 for a seven year facility to finance the construction and acquisition of three Handysize vessels.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches which corresponded to the vessel delivery schedule.  Tranche I covered the first two vessels delivered with Tranche II covering the last vessel.  Tranche I was fully drawn in the amount of $36.8 million, and Tranche II fully drawn at $18.4 million We entered into a variable rate financing agreement with ING Bank N.V., London branch in June 2011 for a seven year facility to finance the acquisition of a Capesize vessel and a Supramax Bulk Carrier newbuilding, both of which we acquired a 100% interest in as a result of our acquisition of Dry Bulk.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches: Tranche A, fully drawn in June 2011 in the amount of $24.1 million, and Tranche B, providing up to $23.3 million of additional credit. Under Tranche B, we drew $6.1 million in November 2011 and $12.7 million in January 2012. In order to aid in the collateral value coverage covenant, both of the above facilities were merged into one facility without altering the debt maturities or terms of our indebtedness. Effective November 4, 2015, the interest rate was increased from LIBOR plus 2.5% to LIBOR plus 4.5%. For other changes to the credit facility, refer to Note 21 – Subsequent Events.

2.In December 2011, we entered into a variable rate financing agreement with Capital One N.A. for a five year facility totaling $15.7 million to finance a portion of the acquisition price of a multi-purpose ice strengthened vessel. This loan requires us to make 59 monthly payments with a final balloon payment of $4.7 million in January 2017.

3.As described in greater detail above, our senior secured Credit Facility matures on September 24, 2018 and, at September 30, 2015, included a term loan facility in the original principal amount of $45.0 million and a LOC in the principal amount up to $40.0 million. The LOC facility includes a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  On November 13, 2015, the Credit Facility was amended. The maturity date was accelerated to July 20, 2017.  Additionally, the interest rate increased from LIBOR plus 3.5% to LIBOR plus 9.25% which is effective from November 13, 2015 through June 30, 2016 and LIBOR plus 10.0% from July 1, 2016 through July 20, 2017.  For other changes to the credit facility, refer to Note 21 – Subsequent Events.

4.We entered into a fixed rate financing agreement with DVB Bank SE, on August 26, 2014 in the amount of $38.5 million, collateralized by our 2007 PCTC at a rate of 4.35% with 24 quarterly payments with a final balloon payment of $20.7 million in August 2020.  This loan requires us to pre-fund a one-third portion of the upcoming quarterly scheduled debt payment, which, at September 30, 2015, constituted $0.4 million and is included as restricted cash on our Condensed Consolidated Balance Sheet. Effective November 4, 2015, the interest rate increased from 4.35% to 6.35%. For other changes to the credit facility, refer to Note 21 – Subsequent Events.

5.In August 2014, we paid off our $11.4 million loan with DNB Bank and obtained a new loan with RBS Asset Finance in the amount of $23.0 million collateralized by one of our 1999 PCTCs at a variable rate equal to the 30-day Libor rate plus 2.75% payable in 84 monthly installments with the final payment due August 2021. For certain changes to the credit facility, refer to Note 21 – Subsequent Events.

6.As discussed in greater detail above, in April of 2015, we obtained a new loan with DVB Bank SE in the amount of $32.0 million.  Interest under the new loan is payable at a fixed rate of 4.16% with the principal being paid quarterly over a five-year term based on an amortization of ten years with a final quarterly balloon payment of $16.8 million due in April 2020.  This loan requires us to pre-fund a portion of the upcoming quarterly scheduled debt payment, which, at September 30, 2015, constituted $0.7 million and is included as restricted cash on our Condensed Consolidated Balance Sheet.  This facility was amended on June 30, 2015 to change the borrower from LCI Shipholdings, Inc. to East Gulf Shipholding, Inc. Effective November 4, 2015, the interest rate increased from 4.16% fixed to 6.35% fixed. This loan is required to be paid off by the end of the fourth quarter of 2015 upon the sale of the loan collateral. For other changes to the credit facility, refer to Note 21 – Subsequent Events.

7.Represents additional bank financing to fund the construction and renovation of our office building in New Orleans, Louisiana.

Guarantees

In addition to the obligations discussed above, we guarantee two separate loan facilities of two separate shipping companies in which one of our wholly-owned subsidiaries has indirect ownership interests.  With respect to one of the two loan facilities of these shipping companies, in which our wholly-owned subsidiary indirectly owns a 25% interest, we guarantee 5% of the amount owed under the loan facility.  As of September 30, 2015 and December 31, 2014, this guarantee obligation equated to approximately $3.4 million and $3.8 million, respectively.  The amount of this guarantee reduces semi-annually by approximately $165,000 through December 2018.  Under the second facility, in which our wholly-owned subsidiary indirectly owns approximately 23.7% of the borrower, we guarantee only $1.0 million of the approximately $11.0 million loan facility.  This second guarantee is non-amortizing and is scheduled to expire in December 2018.  In December 2017, we anticipate that this guarantee will be reduced from $1.0 million to $510,000 as a result of a scheduled payment of a portion of the facility.

Amendments, Waivers, and Covenant Compliance

All six of our principal loan agreements require us to comply with various loan covenants, including financial covenants that require, as applicable, minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage. Since early 2014, we have struggled to meet certain of our required debt covenants. Consequently, we solicited and received from our lenders amendments to or waivers from various of these covenants to assure our compliance therewith as of the end of the first, third and fourth quarters of 2014 and the end of the first, second and third quarters of 2015. Summarized below are key amendments and waivers received since September 30, 2015. For more complete information, see the discussion of our debt covenant compliance set forth in our periodic reports filed since January 1, 2014 with the SEC.

Effective at the end of the third quarter of 2015, we entered into separate limited waiver agreements with each of our principal lenders. Under these agreements, the lenders waived defaults under certain specified working capital, minimum liquidity, tangible net worth and fixed charge coverage covenants generally through at least November 30, 2015, although two of our lenders provided a series of shorter-term waivers. On or prior to November 16, 2015, we reached separate agreements with each of our lenders to extend their waivers through March 31, 2016, as well as to amend each of our credit facilities subject to attaining certain milestones related to our Strategic Plan – see Note 21 – Subsequent Events.

Compliance with our covenants and amended repayment terms is contingent upon the successful execution of our Strategic Plan approved by the Board of Directors in October 2015.   If we are unsuccessful in disposing of certain non-core assets by the milestones and amounts agreed to with our lenders, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt.  As a result of the matters described herein, including the uncertainty regarding our ability to execute the Strategic Plan and our lenders’ abilities to demand payment under our debt agreements, if we are unable to successfully mitigate these uncertainties, there would be substantial doubt about our ability to continue as a going concern.

For additional information on these waivers and amendments, refer to Note 21 – Subsequent Events.

NOTE 14 – OTHER LONG TERM LIABILITIES

Other Long Term Liabilities as of September 30, 2015 and December 31, 2014 were $38.0 million and $50.3 million, respectively.

(All Amounts in Thousands)	September 30,	December 31,
	2015	2014
Deferred Gains, net of Amortization	$15,080	$17,917
Pension and Post Retirement	11,597	12,497
Alabama Lease Incentive	4,878	5,739
Insurance Reserves	4,994	4,941
Derivatives	67	7,050
Deferred Tax Liability	288	408
Other	1,088	1,732
	$37,992	$50,284

NOTE 15 – STOCK BASED COMPENSATION

We grant stock-based compensation in the form of (1) unrestricted stock awards to our outside directors and (2) restricted stock units (“RSUs”) to key executive personnel.  RSUs are granted in a combination of time based and performance based units. These awards were granted under the International Shipholding Corporation 2011 Stock Incentive Plan (the “Plan”), which was approved by our stockholders in 2011.  In the first quarter of 2015, we granted 8,100 unrestricted shares to our outside directors and 42,650 RSUs to key executive personnel. Additionally, during the first quarter of 2015, our key executive personnel forfeited 37,700 shares from certain performance based RSUs granted in 2012 and 2014 and modified awards originally granted in 2013. Our total compensation expense related to these plans was approximately $0.3 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $0.6 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively, which is reflected in administrative and general expenses.

NOTE 16 – STOCKHOLDERS’ EQUITY

A summary of the changes in Stockholders’ equity for the nine months ended September 30, 2015 is as follows:

(All Amounts in Thousands)	Stockholders'
Equity
Balance at December 31, 2014	$267,610
Net Loss	(11,875)
Common Stock Dividends*	(2,592)
Preferred Stock Dividends	(3,916)
Unrealized Foreign Currency Translation Gain	(255)
Net Change in Fair Value of Derivatives	411
De-Designation of Interest Rate Swap	2,859
Net Change in Funding Status of Defined Benefit Plan	519
Issuance of stock-based compensation, net of forfeited shares	437
Balance at September 30, 2015	$253,198

*Includes approximately $32,000 of dividends accrued but not paid during the period with respect to unvested equity incentive awards.

Stock Repurchase Program

On January 25, 2008, our Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of our common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  In 2008, we repurchased 491,572 shares of our common stock for $11.5 million.  Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5.2 million.  Unless and until our Board of Directors otherwise provides, this authorization will remain open indefinitely, or until we reach the approved 1,000,000 share limit. As of September 30, 2015, the maximum number of shares that may yet be purchased under the Plan was 285,377 shares. Based on our current liquidity position and debt covenants, we have no plans to repurchase any of our shares under this program in the near future.

Dividend Payments

The payment of dividends to common stockholders and preferred stockholders is at the discretion and subject to the approval of our Board of Directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash common stock dividend program beginning in the fourth quarter of 2008. Since then, the Board of Directors has declared a cash common stock dividend each quarter through the middle of 2015.  On October 19, 2015, we announced that our Board of Directors elected to defer the cumulative dividend payments scheduled for October 30, 2015 with respect to our Series A and Series B Preferred Stock. If we do not pay our preferred stock dividends for two periods (whether consecutive or not), the per annum rate will increase by an additional 2.00% per $100.00 stated liquidation preference, or $2.00 per annum, up to a maximum annual dividend rate of twice the original interest rate, on and after the day following such second dividend payment date. The dividend rate will reset to the original dividend rate once we have paid all accrued and unpaid dividends for three consecutive quarters.    At September 30, 2015, we recorded a $0.2 million embedded derivative liability related to the potential penalties on our preferred stock dividends.  See Note 12 – Derivatives for additional information.  Additionally, since our preferred shares rank senior to our common shares, and carry accrued but unpaid dividends, we are currently precluded from paying cash dividends on our common stock.  Moreover, our November 2015 credit facility amendments place further restrictions on our ability to pay dividends on our common and preferred stock until certain conditions are met.  For additional information, see “Risk Factors” under Item 1A of Part II of this report.

During the nine months ended September 30, 2015, we paid cash dividends on our common stock as follows:

(All Amounts in Thousands Except per Share Data)

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Dividend Paid
7-Jan-15	19-Feb-15	4-Mar-15	$0.25	$1,828
29-Apr-15	15-May-15	3-Jun-15	0.05	366
30-Jul-15	14-Aug-15	4-Sep-15	0.05	366
				$2,560

During the nine months ended September 30, 2015, we paid cash dividends on our Series A and Series B Cumulative Perpetual Preferred Stock as follows:

(All Amounts in Thousands Except per Share Data)

Declaration Date	Record Date	Series	Payment Date	Per Share Amount	Total Dividend Paid
7-Jan-15	29-Jan-15	A	30-Jan-15	$2.375	$594
7-Jan-15	29-Jan-15	B	30-Jan-15	2.250	711
2-Apr-15	29-Apr-15	A	30-Apr-15	2.375	594
2-Apr-15	29-Apr-15	B	30-Apr-15	2.250	712
8-Jul-15	29-Jul-15	A	30-Jul-15	2.375	594
8-Jul-15	29-Jul-15	B	30-Jul-15	2.250	711
					$3,916

NOTE 17 – LOSS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of the conversion of restricted stock units. We had net losses attributable to common stockholders for the three and nine months ending September 30, 2015 and 2014; therefore, we disregarded the impact of any incremental shares issuable under our outstanding restricted stock units because the net loss with respect to such shares would have been anti-dilutive.

NOTE 18 – FAIR VALUE MEASUREMENTS

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the above-described levels of valuation inputs:

(All Amounts in Thousands)	September 30, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Derivative Liabilities	$-	$(107)	$-	$(107)
Embedded Derivative	$-	$-	$(202)	$(202)

(All Amounts in Thousands)	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Derivative Liabilities	$-	$(7,348)	$-	$(7,348)

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at September 30, 2015 and December 31, 2014. The estimated fair value of our debt obligations at September 30, 2015 was approximately $214.0 million due to the variable rate nature of certain of our debt instruments as well as to the underlying value of the collateral.  We calculated the fair value of our debt obligations using Level 3 inputs. We have determined that credit risk is not a material factor.

The following table reflects the fair value measurements used in testing the impairment of long-lived assets and goodwill during the nine months ended September 30, 2015:

(All Amounts in Thousands)	September 30,	Level 1	Level 2	Level 3	Total
	2015	Inputs	Inputs	Inputs	Losses
Vessels, Property, and Other Equipment, net (1)	$30,293	$-	$-	$30,293	$(1,828)
Goodwill (2)	-	-	-	-	(1,907)
Assets Held for Sale (3)	5,300	-	-	5,300	(1,135)
(1)	Refers to the two Handysize vessels and their related equipment that we reclassified from assets held for sale to assets held in use at June 30, 2015.
(2)	Refers to the goodwill associated with our UOS acquisition included in the Jones Act segment.
(3)	Refers to our Jones Act Tug/Barge unit included in current assets held for sale.

See Note 3 – Impairment Loss for additional information.

NOTE 19 – CHANGE IN ACCOUNTING ESTIMATE

Based on company policy, we review the reasonableness of our salvage values every three years based on the most recent three year average price of scrap steel per metric ton. In the first quarter of 2015, we reviewed and adjusted the salvage values based on changes in the market value of scrap steel. This adjustment resulted in a decrease in salvage values of approximately $0.6 million. The impact of this adjustment on depreciation expense for the three and nine months ending September 30, 2015 was immaterial.  The impact for future periods is also expected to be immaterial.

NOTE 20 – NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory, which applies to inventory measured using first-in, first-out or average cost. The guidance in this update states that inventory within scope shall be measured at the lower of cost or net realizable value, and when the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings. The new standard is effective for the Company beginning on January 1, 2017 and should be applied on a prospective basis. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. ASU 2015-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted.  During the second quarter of 2015, we adopted ASU 2015-03 and, as a result, reclassified approximately  $2.9 million of deferred debt issuance costs from deferred charges, net of accumulated amortization to offset against long-term debt on our Condensed Consolidated Balance Sheet as of December 31, 2014.  As of September 30, 2015, the amount of deferred debt issuance costs was $2.4 million and is included as an offset to current maturities of long-term debt on our Condensed Consolidated Balance Sheet.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in GAAP.  The guidance in this update requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of this standard.  The new standard will apply to us on January 1, 2018, with earlier adoption permitted only as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and, therefore, has not determined the effect of the accounting guidance on our ongoing financial reporting.

Management reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to our business or that we do not expect their future adoption to have a material effect on our condensed consolidated financial statements.

NOTE 21 - SUBSEQUENT EVENTS

On October 21, 2015, our Board of Directors approved a Strategic Plan to restructure the company by focusing on our three core segments - the Jones Act, PCTC and Rail Ferry segments.  The Strategic Plan requires that we will, among other things (i) divest of one international flagged PCTC vessel, one inactive Jones Act Tug/Barge unit and certain businesses and contracts during the fourth quarter of 2015, (ii) divest all of our vessels, minority investments and contracts included in our Dry Bulk Carrier, Specialty Contracts and Other segments as well as sell or enter into a sale leaseback of the headquarters facility in New Orleans by March 31, 2016, (iii) divest of certain brokerage contracts by June 30, 2016, (iv) apply substantially all of the net proceeds from these divestitures to discharge indebtedness and (v) reduce our operating and administrative costs. If we are successful in implementing this Strategic Plan, we believe this will strengthen our financial position by reducing our debt to more manageable levels and increasing our liquidity, which, we believe, will in turn provide us with future opportunities to create value for our shareholders.

By virtue of adopting the Strategic Plan in October 2015, the identified disposal assets met all of the criteria for assets held for sale classification in the fourth quarter of 2015 and we expect to write down the assets to their fair value. In connection therewith, we expect to incur non-cash impairment charges in a range of $85.0 million to $95.0 million during the fourth quarter of 2015.  At September 30, 2015, these assets had not met all of the requirements for held for sale classification, as such, the vessels were tested for impairment and the impairment tests did not result in any impairment charges as the related estimated undiscounted future cash flows exceeded the carrying amounts.

On or prior to November 16, 2015, we amended each of our credit facilities. Each of these amendments included provisions extending the lenders’ or lessor’s prior covenant breach waivers through March 31, 2016. These waivers are temporary one-time waivers, and the lenders and lessors have no obligation, express or implied, to waive any other defaults or grant any other extensions. The waivers are contingent upon our continued performance with the terms of the credit facilities, as amended, including newly-implemented requirements to sell certain specified non-core assets at certain specified prices by certain specified dates (ranging from December 4, 2015 to June 30, 2016) and to apply substantially all of the net proceeds from such sales to retire debt owed under such facilities.

If we are unsuccessful in the execution of our October 2015 Strategic Plan by the milestones agreed to with our lenders, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt.  As a result of the matters described herein, including the uncertainty regarding our ability to execute the Strategic Plan and our lenders’ abilities to demand payment under our debt agreements, if we are unable to successfully mitigate these uncertainties, there would be substantial doubt about our ability to continue as a going concern.

In addition to the changes of general applicability to our credit facilities described above, the recent November 2015 amendments to our credit facilities identified below included several additional amendments, including those described below.

Some of the more significant amendments to our Senior Credit Facility with Regions Bank included (i) accelerating the facility’s maturity date from September 24, 2018 to July 20, 2017, (ii) reducing the Letter of Credit Sublimit from $20 million to $7.2 million initially and to lower amounts at future dates, (iii) prohibiting us from issuing new letters of credit without the lenders’ consent, (iv) reducing the Aggregate Revolving Commitment by $1.8 million, (v) increasing the applicable margins for all Loans, Letter of Credit Fees and Commitment Fees set to 9.25% from the effective date of the amendment through June 30, 2016, and 10.0% from July 1, 2016 through the maturity date, (vi) increasing our scheduled payments for the next twelve months by $3.0 million and mandating certain specified mandatory prepayments, (vii) prohibiting us from paying common stock dividends unless we have at least $30.0 million of liquidity (as defined in the credit facility) after making the payment, (viii) prohibiting us from paying preferred stock dividends prior to January 29, 2016 or paying preferred stock dividends thereafter unless various financial conditions are met, (ix) prohibiting us from making any further payments to construct our New Orleans headquarters, except to the extent financed by the general contractor, and (x) amending certain of our financial covenants, effective as of June 30, 2016, and amending certain of our other loan covenants to further restrict our operations, effective immediately. Additionally, Regions Bank appointed a financial consultant to review our financial results.

With respect to our two credit facilities with DVB Bank SE, some of the more significant amendments included (i) requiring us to apply the proceeds from the sale of one of our PCTCs to pay down 100% of the debt owned under one facility of approximately $30.2 million and $912,000 of the debt owed under the other facility, (ii) pledging under certain circumstances 65% of our shares of our wholly-owned Singapore subsidiaries to DVB Bank SE, (iii) increasing the interest rate by 2%, (iv) increasing by approximately $222,000 our quarterly principal payments and (v) specifying various dates (ranging from December 2015 through March 2016) by which our sale of non-core assets must be completed and at specified amounts.

With respect to our credit facility with ING Bank N.V., some of the more significant amendments included (i) increasing by approximately $625,000 our quarterly principal payments, (ii) increasing our interest rate margin by approximately 2% per annum, (iii) modifying the manner in which we will be required to pay down debt owed under the facility upon the sale of assets comprising collateral under the facility, including requiring any excess proceeds to be applied to pay off the other tranches at the discretion of the facility’s agent, (iv) providing credit enhancements of equal value to those afforded by us to our other creditors, (v) prohibiting the payment of common stock dividends, (vi) prohibiting the payment of preferred stock dividends without the written consent from the lender, (vii) requiring the preparation of a financial plan acceptable to the facility agent in its sole discretion, and (viii) specifying various amounts and dates in December 2015 by which our sale of non-core assets must be completed.

Most of our remaining November 2015 credit facility amendments included less substantial changes, principally with respect to amending certain of our financial covenants, effective March 31, 2016 or thereafter, or requiring us to provide equal treatment if and to the extent we provide credit enhancements to other of our creditors.

We have reached an agreement with RBS Asset Finance to extend its prior covenant default waiver through March 31, 2016, together with amendments increasing the interest rate 1.0% per annum, requiring a loan-to-value ratio as of April 1, 2016 not to exceed 75.0% and modifying the covenants in a manner substantially similar to those reflected in the Regions Bank amendment.

In connection with entering into these above-described amendments, we have further agreed to pay various fees to our lenders and lessors and to reimburse them for various of their costs incurred in connection with the amendments or their future monitoring of our financial position or performance. We have also agreed to take or omit to take various other actions designed to protect the interest of the creditors, including agreements to create various earnings or retention accounts, to provide enhanced information about our financial position or performance, to deliver certain appraisals and to provide certain subordination undertakings.

The descriptions of our recent credit facility amendments set forth above are general summaries only, and are qualified in their entirety by reference to the full text of those amendments to be filed with our 2015 Form 10-K.

On November 6, 2015, we entered into a memorandum of agreement to sell one of our international flagged PCTC vessels. If all of the conditions to this sale are met, the transaction could be completed by late November or early December 2015. Under the current terms, the net proceeds after the pay down of debt would be approximately $15.1 million and would generate a loss on sale of approximately $16.7 million, which is included in the range of $85.0 million to $95.0 million discussed above, in the fourth quarter of 2015. As noted above in connection with the discussion of the bank amendments, we will be obligated to pay off approximately $31.3  million in debt upon completion of this sale. Due to refinancing discussions that were ongoing as of September 30, 2015, we considered this asset to be held in use; as such, there were no indicators of impairment.

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

Such forward-looking statements include, without limitation, statements regarding (1) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment plans or results, strategic alternatives, business strategies, and other similar statements of expectations or objectives; (2) our plans for operating the business and using cash, including our pricing, investment, expenditure and cash deployment plans; (3) our plans to refinance our debt or restructure our operations, including our Strategic Plan approved October 2015; (4) our ability to effectively service our debt, to meet the financial and other covenants contained in our debt and lease agreements and to continue as a going concern; (5) our projected ability to deploy vessels in the spot market, under medium to long-term contracts, or otherwise; (6) our outlook on prevailing vessel time charter and voyage rates, including estimates of the impact of dry cargo fleet supply or demand on time charter and voyage rates; (7) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (8) estimated scrap values of assets; (9) estimated proceeds from selling assets and the anticipated cost of constructing or purchasing new or existing vessels; (10) estimated fair values of financial instruments, such as interest rate and currency swap agreements; (11) estimated losses under self-insurance arrangements; (12) estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (13) estimated outcomes of, or losses attributable to litigation; (14) estimated obligations, and the timing thereof, relating to vessel repair or maintenance work; (15) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (16) our ability to remain in compliance with applicable regulations; (17) anticipated trends in supplemental cargoes; (18) anticipated trends in government spending, funding, or appropriations; (19) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (20) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and (21) assumptions underlying any of the foregoing.

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

Factors that could cause our actual results to differ materially from our expectations include our ability to:

•

maximize the usage of our vessels and other assets on favorable economic terms, including our ability to (i) renew our time charters and other contracts when they expire, (ii) maximize our carriage of supplemental cargoes and (iii) improve the return on our underperforming assets;

•	timely and successfully respond to competitive or technological changes affecting our markets;
•

avoid defaulting under our financing agreements, which could be impacted by, among other things, (i) our ability to implement our restructuring or refinancing plans, either as currently formulated or as modified in the future, (ii) our ability to obtain relief under our financing agreements if and when necessary, (iii) the rights of our lenders or lessors to exercise their rights to receive payments or foreclose on their collateral under certain specified circumstances, (iv) our ability to comply with each of the divestiture and other requirements under our financing agreements, either as currently in effect or as amended in the future, (v) potential asset impairments and (vi) our ability to improve the profitability of our operations;

•	successfully and timely execute our Strategic Plan in full on the terms and conditions currently contemplated;
•

secure financing on satisfactory terms to repay existing debt or to support operations, including to acquire, modify, or construct vessels if necessary to service the potential needs of current or future customers;

•	successfully retain and hire key personnel, and successfully negotiate collective bargaining agreements with our maritime labor unions on reasonable terms without work stoppages;
•	procure adequate insurance coverage on acceptable terms; and
•	manage the amount and rate of growth of our operating, capital, administrative and general expenses

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular, including changes reducing the demand for Jones Act vessels;
•	industry-wide changes in cargo freight rates, charter rates, vessel design, vessel utilization or vessel valuations, or in charter hire, fuel or other operating expenses;
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

These and other uncertainties related to our business are described in greater detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as amended by our subsequent periodic reports, including this one.

Due to these uncertainties, we cannot assure that we will attain our anticipated results, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements.  We undertake no obligation to update or revise for any reason any forward-looking statements made by us or on our behalf, whether as a result of new information, future events or developments, changed circumstances or otherwise.  Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, currently existing industry, competitive, regulatory, economic and market conditions, and our assumptions as of such date.  We may change our intentions, strategies or plans (including our Strategic Plan) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Executive Summary

Overview of Third Quarter 2015

Overall Strategy

Through our subsidiaries, we operate a diversified fleet of U.S. and foreign flag vessels that provide international and domestic maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying opportunities as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as seeking to maintain our long-standing customer base by providing quality transportation services.

Overview

Our results from operations for the three month period ended September 30, 2015 was a loss of $4.3 million as compared to a profit of $1.1 million for the same three months ended in 2014. The decrease was driven primarily by the results of our Jones Act segment in general and our UOS Gulf of Mexico service in particular. During the third quarter, unscheduled downtime caused certain of our Jones Act vessels to be unavailable when required. This, coupled with delays in cargo availability, led to a significant number of trips in the Gulf in which our vessels carried cargo on only one leg of the voyage. These voyages, together with lower freight rates, materially impacted our operating profit margins during the past quarter. We have taken steps that we believe will improve the performance of the vessels, as well as coordinated customer schedules in an effort to improve our operating efficiency.

Decreased profits in our Jones Act segment were partially offset by improved results in our PCTC and Specialty Contracts segments. Improvements in our PCTC segment were primarily driven by the carriage of supplemental cargoes which were slightly above historical levels in the third quarter of 2015. Our Specialty Contracts segment results improved due to stronger performance by our Indonesian service and in our 30% investment in chemical and asphalt tankers.

As a result of lower operating results from our UOS services, failure to meet projected results and a significant decline in our market capitalization, we tested our goodwill and long lived assets (both tangible and intangible) for impairments as of September 30, 2015. Based on our review, the implied fair value of goodwill related to UOS was less than the carrying value; as such, we recorded an impairment loss of approximately $1.9 million in the third quarter of 2015. The testing on our intangible assets and vessels did not result in any impairment charges.

As a result of the operational challenges and market conditions discussed in Note 1 – Business and Basis of Presentation and elsewhere herein, our operating cash flows continue to put stress on our ability to service our required obligations and to meet our financial covenants. We received various temporary waivers of covenant defaults since September 30, 2015, and recently elected not to pay dividends in respect of our common or preferred stock for the fourth quarter of 2015. On October 21, 2015, our Board of Directors approved a Strategic Plan to focus us on three core segments, which are the Jones Act, PCTC, and Rail Ferry segments. If we are successful in implementing this Strategic Plan, we believe it will strengthen our financial position by reducing our debt to more manageable levels and increasing our liquidity. During the fourth quarter of 2015, we may incur additional impairment losses and tax consequences as we take the necessary steps to implement the Strategic Plan. See “Liquidity and Capital Resources” for further discussion.

Our Strategic Plan contemplates that we will seek to divest certain assets at specific prices and deadlines with a substantial part of the proceeds used to pay down our debt.  If we are fully successful in executing the Strategic Plan, we currently estimate that our total debt obligations would be reduced from $213.7 million as of September 30, 2015 to a range of $85.0 million to $95.0 million as of June 30, 2016. While we have classified all of our outstanding debt as current on our Condensed Consolidated Balance Sheet as of September 30, 2015, none of our creditors accelerated our debt and demanded immediate full payment (except for mandatory prepayments in connection with the sale of specified collateral). Instead, we determined that GAAP requires us to reclassify all of our debt to current because of the uncertainty of being able to assert that we will be in compliance with all of our debt covenants for the next twelve months.

Consolidated Financial Performance – Third Quarter 2015 vs. Third Quarter 2014

Overall, our net loss increased from a loss of $2.6 million in the third quarter of 2014 to a net loss of $7.2 million for the same period in 2015.  Operating income decreased from a profit of $1.1 million in 2014 to an operating loss of $4.3 million in 2015 for the three month period ended September 30.  Excluding the $3.0 million impairment loss in the third quarter of 2015, our operating income would have declined by $2.3 million year over year. Administrative and general expenses were comparable year over year. Our total interest expense increased by approximately $0.3 million for the three month comparison as a result of the embedded derivative related to our preferred stock dividend deferral in the third quarter of 2015.  Our income tax provision decreased from $1.1 million in the third quarter of 2014 to $0.4 million in the third quarter of 2015, primarily due to a valuation allowance which we recorded after the third quarter of 2014. Our investment in unconsolidated entities improved by $334,000 and was driven by improved results from our interest in mini-bulkers and results from our investments in two chemical and two asphalt tankers. Other items of note include:

•

Decrease in consolidated gross voyage profit of $2.2 million primarily due to decreases in our Jones Act segment results, which was partially offset by improved results from our PCTC and Specialty Contracts segments.

•

Decrease in total debt exclusive of unamortized loan costs was  $29.2 million from December 31, 2014 to September 30, 2015 primarily due to the payoff of $13.5 million of debt related to the Handysize vessel that was sold in the first quarter of 2015, $10.0 million of debt paid down after the sale of a PCTC vessel in the second quarter of 2015, and regularly scheduled payments.

•	Classification as of September 30, 2015 of all $213.7 million of our debt obligations as current liabilities. 31

The following table lists the 49 vessels in our operating fleet as of September 30, 2015, 19 of which are owned by our wholly-owned subsidiaries:

				Bareboat			Deadweight
		Year		Charter/	Operating	Partially	Carrying
		Built	Owned	Leased	Contracts	Owned	Capacity

Jones Act
Energy Enterprise	Belt Self-Unloading Bulk Carrier	1983	X				38,847
Sulphur Enterprise	Molten Sulphur Carrier	1994		X			27,678
Coastal 303/Alabama Enterprise	ATB Tug/Barge Unit*	1973/1981	X				23,314
Naida Ramil/Peggy Palmer	ATB Tug/Barge Unit**	1994/1981	X				34,367
Coastal 101/Louisiana Enterprise	ATB Tug/Barge Unit	1973/1984	X				33,529
Coastal 202/Florida Enterprise	ITB Tug/Barge Unit	1977	X				33,220
Texas Enterprise	Bulk Carrier	1981	X				37,061
Mississippi Enterprise	Bulk Carrier	1980	X				37,244
Rosie Paris	Harbor Tug	1974	X				N/A
Pure Car Truck Carriers
Green Bay	Pure Car/Truck Carrier	2007	X				18,090
Green Cove	Pure Car/Truck Carrier	1999		X			22,747
Green Dale	Pure Car/Truck Carrier	1999	X				16,157
Green Lake	Pure Car/Truck Carrier	1998		X			22,799
Green Ridge	Pure Car/Truck Carrier	1998	X				21,523
Glovis Countess	Pure Car/Truck Carrier***	2010	X				18,701
Rail Ferry
Bali Sea	Roll-On/Roll-Off SPV	1995	X				20,737
Banda Sea	Roll-On/Roll-Off SPV	1995	X				20,664
Dry Bulk Carriers
UBC Houston	Handysize Bulk Carrier	2011	X				35,914
UBC Hamburg	Handysize Bulk Carrier	2011	X				35,916
Bulk Australia	Capesize Bulk Carrier	2003	X				170,578
Bulk Americas	Supramax Bulk Carrier	2012	X				57,959
Oslo Bulk 1	Mini Bulk Carrier	2010				X	8,040
Oslo Bulk 2	Mini Bulk Carrier	2010				X	8,028
Oslo Bulk 3	Mini Bulk Carrier	2010				X	8,029
Oslo Bulk 4	Mini Bulk Carrier	2010				X	8,040
Oslo Bulk 5	Mini Bulk Carrier	2010				X	8,040
Oslo Bulk 6	Mini Bulk Carrier	2011				X	8,040
Oslo Bulk 7	Mini Bulk Carrier	2011				X	8,040
Oslo Bulk 8	Mini Bulk Carrier	2011				X	8,040
Oslo Bulk 9	Mini Bulk Carrier	2011				X	8,040
Oslo Bulk 10	Mini Bulk Carrier	2011				X	8,040
Oslo Bulk 11	Mini Bulk Carrier	2008				X	8,000
Sea Carrier	Mini Bulk Carrier	2010				X	9,300
Oslo Carrier 2	Mini Bulk Carrier	2010				X	9,300
Oslo Carrier 3	Mini Bulk Carrier	2011				X	9,300
Sea Steamer	Mini Bulk Carrier	2011				X	9,300
Specialty Contracts
Bow Trajectory	Chemical Tanker	2014				X	50,510
Bow Tribute	Chemical Tanker	2014				X	50,510
Asphalt Spring	Asphalt Tanker	2007				X	6,726
Asphalt Summer	Asphalt Tanker	2007				X	6,654
Marina Star 2	Container Vessel	1982			X		13,193
Marina Star 3	Container Vessel	1983			X		13,193
Flores Sea	Multi-Purpose Vessel	2008			X		11,151
Sawu Sea	Multi-Purpose Vessel	2008			X		11,184
Ocean Hero	Tanker	2011		X			13,543
Ocean Leader	Tanker	2011		X			16,626
Ocean Giant	Multi-Purpose Heavy Lift Dry Cargo Vessel	2012		X			19,382
Ocean Globe	Multi-Purpose Heavy Lift Dry Cargo Vessel	2011		X			19,382
Oslo Wave	Ice Strengthened Multi-Purpose Vessel	2000	X				17,381
			19	7	4	19	1,102,057

* Currently inactive.

**Currently inactive (included in current assets held for sale as of September 30, 2015).

*** We have a memorandum of agreement for the sale of this asset. See Note 21 – Subsequent Event.

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business. The following table provides a reconciliation of consolidated gross voyage profit to our operating loss.

(All Amounts in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$66,509	$74,410	$201,843	$223,856

Voyage Expenses	52,569	55,450	158,589	170,685
Amortization Expense	3,657	6,142	13,192	16,791
Net (Income) Loss of Unconsolidated Entities	(158)	176	(1,716)	364

Gross Voyage Profit	10,441	12,642	31,778	36,016

Vessel Depreciation	5,740	6,291	16,773	19,528
Other Depreciation	185	181	556	545

Gross Profit	4,516	6,170	14,449	15,943

Other Operating Expenses:
Administrative and General Expenses	5,476	5,271	15,286	15,828
Impairment Loss	3,042	-	4,870	-
(Gain) Loss on Sale of Other Assets	106	1	(4,573)	1
Less: Net Income (Loss) of Unconsolidated Entities	158	(176)	1,716	(364)
Total Other Operating Expenses	8,782	5,096	17,299	15,465

Operating Income (Loss)	$(4,266)	$1,074	$(2,850)	$478

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(All Amounts in Thousands)		Pure Car
	Jones	Truck	Dry Bulk	Rail	Specialty
	Act	Carriers	Carriers	Ferry	Contracts	Other	Total
2015
Fixed Revenue	$19,199	$13,131	$1,933	$-	$11,391	$-	$45,654
Variable Revenue	-	8,665	1,695	10,402	541	(448)	20,855
Total Revenue	19,199	21,796	3,628	10,402	11,932	(448)	66,509
Voyage Expenses	17,342	16,228	2,305	8,038	9,435	(779)	52,569
Amortization Expense	2,450	604	60	258	285	-	3,657
(Income) Loss of Unconsolidated Entities	-	-	45	229	(432)	-	(158)
Gross Voyage Profit (Loss) (excluding Depreciation Expense)	$(593)	$4,964	$1,218	$1,877	$2,644	$331	$10,441

Gross Voyage Profit Margin	(3)%	23%	34%	18%	22%	-	16%

2014
Fixed Revenue	$32,101	$15,290	$1,910	$-	$9,462	$-	$58,763
Variable Revenue	-	3,520	1,786	9,435	1,497	(591)	15,647
Total Revenue	32,101	18,810	3,696	9,435	10,959	(591)	74,410
Voyage Expenses	20,541	15,606	2,870	7,644	9,923	(1,134)	55,450
Amortization Expense	4,799	593	63	259	428	-	6,142
(Income) Loss of Unconsolidated Entities	-	-	373	81	(278)	-	176
Gross Voyage Profit (excluding Depreciation Expense)	$6,761	$2,611	$390	$1,451	$886	$543	$12,642

Gross Voyage Profit Margin	21%	14%	11%	15%	8%	-	17%

For the purposes of this report, (i) “operating days” are defined as days that our vessels/units are generating revenues or positioning to generate revenues, (ii) “non-operating days” are defined as all other days, and (iii) “working capital” is defined as the difference between our total current assets and total current liabilities.

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the three months ended September 30, 2015 and 2014:

Segment Revenue and Expense

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act

Revenue and gross voyage profit decreased by approximately $12.9 million and $7.4 million, respectively, in the third quarter of 2015 compared to the third quarter of 2014. These reductions were primarily due to (i) 126 non-operating days (excluding 92 days of lay-up on one of its Tug/Barge units), (ii) lower cargo volumes and (iii) a reduction in voyage freight rates from our agreement with The Tampa Electric Company, which took effect in mid-November 2014. Lower volumes and rates under that new agreement resulted in a reduction of revenue of $11.2 million for the three months ended September 30, 2015 as compared to the same period in 2014.

Recently, we have repositioned one of our vessels to service an existing customer under contract in the Northeast, reconfigured the UOS senior management team and coordinated our customer schedules in an attempt to improve the operating efficiency of our Jones Act operations. While we believe these steps will be beneficial, we cannot assure you of this. If our Jones Act results do not improve, we will continue to experience liquidity constraints, notwithstanding implementation of our Strategic Plan.

Pure Car Truck Carriers

Revenue increased by approximately $3.0 million and gross voyage profit increased by approximately $2.4 million when comparing the third quarter of 2015 to the third quarter of 2014. These increased results are primarily due to higher revenues generated from our supplemental cargoes and additional revenues generated from the PCTC vessel that we repurchased in the third quarter of 2014. As a result of this repurchase, the operating lease expense related to this vessel did not reoccur in the current year, thereby contributing further to the increase in gross voyage profit. These improved results were slightly offset by revenues we received in the third quarter of 2014 but not in the third quarter 2015 as a result of our second quarter 2015 sale of a PCTC vessel.

Dry Bulk Carriers

Revenue remained relatively unchanged while gross voyage profit increased by approximately $0.8 million in the third quarter of 2015 from the third quarter of 2014. This increase is due primarily to higher charter hire rates earned on our two remaining Handysize vessels, as well the results of our minority equity investment in mini-bulker vessels, which were $0.3 million higher.

Rail-Ferry

Revenue and gross voyage profit increased by approximately $1.0 million and $0.4 million, respectively, in the third quarter of 2015 compared to the third quarter of 2014. Changes in cargo mix increased revenues while lower fuel costs and lower material costs increased gross voyage profit. These improved results were slightly offset by a reduction in income from unconsolidated entities of $148,000.

Specialty Contracts

Revenue and gross voyage profit increased by approximately $1.0 million and $1.8 million, respectively, in the third quarter of 2015 compared to the third quarter of 2014. In the first quarter of 2015, we added a heavy lift vessel to our fleet. Additionally, in the third quarter of 2015, we chartered in a larger and more efficient Tanker vessel to replace the vessel we sold in the fourth quarter of 2014 that serviced our Freeport Indonesia business. These increases coupled with improved results from our unconsolidated entities were partially offset by fewer supplemental voyages as compared to the third quarter of 2014.

Depreciation Expense

Depreciation Expense was approximately $5.9 million and $6.5 million for the three months ended September 30, 2015 and 2014, respectively. This reduction was primarily driven by the sale of a Tanker vessel in the fourth quarter of 2014 and a Handysize vessel in the first quarter of 2015. Additionally, our Self-Unloading Bulk Carrier was fully depreciated as of the end of the second quarter of 2015, thereby incurring no depreciation expense this quarter. These reductions were slightly offset by the purchase of a PCTC vessel in the third quarter of 2014, thereby contributing a full quarter of expense in the current year compared to only a partial quarter in 2014.

Administrative and General Expense

Administrative and General Expense was $5.5 million and $5.3 million for the three months ended September 30, 2015 and 2014, respectively.  The following table shows the significant components of administrative and general expenses for the third quarter of 2015 and 2014:

(All Amounts in Thousands)	Three Months Ended September 30,
	2015	2014
Wages and Benefits	$2,163	$2,841
Executive Stock Compensation	238	352
Professional Services	1,794	669
Office Building Expense	835	841
Other *	446	568
TOTAL	$5,476	$5,271

* Expenses included in Other primarily consist of travel and entertainment expenses, as well as our insurance policies not related to healthcare and other employee benefits, and workers’ compensation.

The reduction in Wages and Benefits is due to fees paid in the third quarter of 2014 related to self-insurance healthcare expenses. This reduction was offset by an increase in Professional Services in the third quarter of 2015 that we incurred in connection with our current liquidity standing.

Impairment Loss

During the third quarter of 2015, we recorded an impairment loss of approximately $3.0 million related to our Jones Act segment, of which $1.9 million resulted from the write off of the entire goodwill balance related to the UOS acquisition and $1.1 million related to the write down to fair market value of our Tug/Barge unit, which is classified as held for sale. For additional information, see Note 3 – Impairment Loss.

Other Income and Expense

Interest Expense was $3.2 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively. The higher expense this quarter was due to additional interest expense attributable to the debt we incurred in the third quarter of 2014 to purchase a 2007 PCTC from the vessel lessor and accelerated amortization of certain debt issuance costs during the third quarter 2015, as well as additional expense related to the embedded derivative on our preferred stock dividend. These increases were offset by (i) lower deferred charges resulting from the payoff of one of our loans with DNB Bank in August 2014, (ii) during the first quarter of 2015, we sold a 36,000 dead weight ton Handysize vessel and paid off the related debt, and (iii) in the second quarter of 2015, we refinanced our 2010 built PCTC at a lower interest rate.

Derivative Gain. In the second quarter of 2015, we settled an interest rate swap in connection with the refinancing of our Yen-based facility to a USD-based facility. As such, we did not incur a derivative impact in the third quarter of 2015, thereby resulting in a reduction of $89,000 from the third quarter of 2014. For more information, see Note 12 – Derivative Instruments.

Loss on Extinguishment of Debt. During the third quarter of 2014, we refinanced one of our 1999 PCTCs. The remaining unamortized loan costs associated with this debt amounted to approximately $225,000, which we recorded as a Loss on Extinguishment of Debt. We did not extinguish any of our debt facilities in the third quarter of 2015, thereby resulting in a reduction of $0.2 million from the third quarter of 2014.

Other Income from Vessel Financing for the three months ended September 30, 2015 remained relatively unchanged compared to the three months ended September 30, 2014.

Investment Income was $5,000 and $278,000 in the three months ended September 30, 2015 and 2014, respectively.  During the third quarter 2014, we recorded approximately $272,000 of interest income related to a deposit that was refundable to us as a result of a bankruptcy of a ship builder that had agreed to build a new Handysize Dry Bulk Carrier for an entity in which we are in investor.  For additional information, see Note 10 – Commitments and Contingencies.

Foreign Exchange Loss decreased by $30,000 in the third quarter 2015 compared to the third quarter 2014 and is associated with our normal recurring period-end currency revaluations and the final settlement of the foreign forward exchange contract in connection with the refinancing of our Yen-based facility to a USD-based facility, which occurred in the second quarter of 2015.  For more information on these arrangements, see Note 12 – Derivative Instruments.

Income Taxes

We recorded a tax provision of approximately $0.4 million on our $7.0 million loss before taxes and equity in net income of unconsolidated entities for the three months ended September 30, 2015.  We recorded a tax provision of $1.1 million on our $1.2 million loss before taxes and equity in net loss of unconsolidated entities for the three months ended September 30, 2014.  Included in both our 2015 and 2014 tax provisions are taxes on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime, 35% provision on our U.S. flag Jones Act results, and foreign tax withholdings.  In accordance with Internal Revenue Code (IRC) Section 1359 disposition of qualifying vessels, we have elected to defer taxable gains on the sale of qualifying tonnage tax vessels operating under the tonnage tax regime.  IRC Section 1359(b) defers the recognition of taxable gains for three years after the close of the first taxable year in which the gain is realized or subject to such terms and conditions as may be specified by the Secretary of the Internal Revenue Service, on such later date as the Secretary may designate upon application by the taxpayer.  Deferred gains on the sale of qualifying vessels must be recognized if the amount realized upon such sale or disposition exceeds the cost of the replacement qualifying vessel, limited to the gain recognized on the transaction.  We have elected to defer gains of approximately $93.9 million from the dispositions of qualifying vessels in prior years, of which $79.3 million of such deferred gain originated in the year ending December 31, 2012.  In order to meet the non-recognition requirements on the 2012 dispositions, we would need to acquire qualifying replacement property by December 31, 2015.

During the quarter ended September 30, 2015, we acquired qualified replacement property totaling approximately $45.6 million.  We anticipate a transaction for an additional $25.0 million of replacement property before December 31, 2015, which would be applied to deferred gains of $17.3 million and $7.7 million with replacement years of 2015 and 2018, respectively.  It is uncertain if the remaining $16.4 million of potentially taxable gains with a replacement period set to expire on December 31, 2015 will be replaced on or before December 31, 2015.  In order to meet the non-recognition requirements on these 2012 dispositions, we would need to acquire additional qualifying replacement property to replace the $16.4 million by December 31, 2015. To the extent any gain is recognized, we expect to utilize existing tax attributes to offset such gain. However, Internal Revenue Code Section 56 imposes alternative minimum tax (“AMT”) which is not offset by our existing tax attributes.  If the $16.4 million of tax deferred gains are fully recognized, our AMT exposure will be approximately $0.4 million.  Conservatively, we have recorded $0.4 million ASC 740 liability in current income tax expense in the event we recognize the $16.4 million of tax deferred gains in the fourth quarter. We plan to continue to monitor our ability to meet the requirements of IRC Section 1359 and ASC 740 on a quarterly basis.

During the quarter ended September 30, 2015, we changed our previously asserted position that we planned to indefinitely re-invest foreign earnings of our controlled foreign corporations.  The principal reason for changing our position is our current plan to divest foreign business use assets and repatriate excess foreign cash to pay down U.S. debt of domestic affiliates.  We have recorded a deferred tax liability of $4.7 million related to our controlled foreign corporations as a result of our change in position. We recorded a decrease in our valuation allowance as discussed below.

We established a valuation allowance against deferred income tax assets in 2014 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred income tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on a quarterly basis.  We recorded a decrease in our valuation allowance of $9.4 million for the three months ended September 30, 2015 to reflect the decrease in net operating loss attributes that are estimated to be utilized to offset the recognition of the gains related to the 2012 dispositions as well as the change in assertion to indefinitely re-invest foreign earnings of our controlled foreign corporations.  During the quarter ending September 30, 2015, we changed our assertions related to the 2012 dispositions and foreign earnings due to the plan approved by our Board of Directors to divest foreign use assets and repatriate excess foreign cash to pay down U.S. debt obligations.  Uncertainty exists as to the extent cash will be available to acquire replacement property for the 2012 dispositions by the December 31, 2015 deadline as a result of the plan.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2014, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net Income (Loss) of Unconsolidated Entities

Equity in net income from unconsolidated entities, net of taxes, was $0.2 million for the three months ended September 30, 2015 compared to a net loss of $0.2 million for the same period 2014. The increase is due to our 30% investment in entities owning two Asphalt and two Chemical Tankers coupled with improved results from our interest in mini-bulkers. See Note 2 – Operating Segments for information on how we allocate these amounts to our segments.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2015

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(All Amounts in Thousands)		Pure Car
	Jones	Truck	Dry Bulk	Rail	Specialty
	Act	Carriers	Carriers	Ferry	Contracts	Other	Total
2015
Fixed Revenue	$63,344	$41,890	$5,667	$-	$33,035	$-	$143,936
Variable Revenue	-	24,854	4,063	28,014	1,373	(397)	57,907
Total Revenue	63,344	66,744	9,730	28,014	34,408	(397)	201,843
Voyage Expenses	52,634	51,289	6,821	22,514	26,654	(1,323)	158,589
Amortization Expense	9,392	2,095	181	679	845	-	13,192
(Income) Loss of Unconsolidated Entities	-	-	(797)	186	(1,105)	-	(1,716)
Gross Voyage Profit (excluding Depreciation Expense)	$1,318	$13,360	$3,525	$4,635	$8,014	$926	$31,778

Gross Voyage Profit Margin	2%	20%	36%	17%	23%	-	16%

2014
Fixed Revenue	$94,408	$46,200	$5,194	$-	$26,650	$-	$172,452
Variable Revenue	-	11,319	8,881	27,101	4,624	(521)	51,404
Total Revenue	94,408	57,519	14,075	27,101	31,274	(521)	223,856
Voyage Expenses	65,226	48,417	9,820	22,089	26,964	(1,831)	170,685
Amortization Expense	12,144	1,938	172	675	1,862	-	16,791
(Income) Loss of Unconsolidated Entities	-	-	542	148	(326)	-	364
Gross Voyage Profit (excluding Depreciation Expense)	$17,038	$7,164	$3,541	$4,189	$2,774	$1,310	$36,016

Gross Voyage Profit Margin	18%	12%	25%	15%	9%	-	16%

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the nine months ended September 30, 2015 and 2014:

Segment Revenue and Expense

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act

Revenue and gross voyage profit decreased by approximately $31.1 million and $15.7 million, respectively, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These reductions were primarily due to (i) 323 non-operating days (excluding 148 days of lay-up on one of its Tug/Barge units), (ii) lower cargo volumes and (iii) a reduction in voyage freight rates from our agreement with The Tampa Electric Company, which took effect in mid-November 2014.  Lower volumes and rates under that new agreement resulted in a reduction of revenue of $18.4 million for the nine months ended September 30, 2015 compared to the same period of 2014.

For a discussion of recent steps we have taken in an attempt to improve our Jones Act results, see the description of our Jones Act operations above under the heading “Segment Revenues and Expenses” for the quarter ended September 30, 2015.

Pure Car Truck Carriers

Revenue increased by approximately $9.2 million and gross voyage profit increased by approximately $6.2 million when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014.  Revenues were primarily driven by higher supplemental cargoes in 2015 and additional revenues generated from the PCTC vessel that we repurchased in the third quarter of 2014. As a result of this repurchase, the operating lease expense related to this vessel did not reoccur in the current year, thereby contributing further to the increase in gross voyage profit. These increases were slightly offset by revenues that did not occur in the third quarter of 2015 as a result of the sale of the PCTC vessel that occurred in the second quarter of 2015.

Dry Bulk Carriers

Revenue decreased by $4.3 million when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014 as a result of (i) lower revenues generated from our two remaining Handysize vessels and (ii) revenue that occurred in 2014 but did not occur in 2015 related to two Handysize vessels, one of which we chartered in and returned in the third quarter of 2014 and the other we sold in the first quarter of 2015. A reduction in voyage expense related to these two vessels and increased results from our equity investment in mini-bulkers resulted in gross voyage profit remaining relatively unchanged for the nine months ended September 30, 2015 compared to the same period in 2014.

Rail-Ferry

Revenue and gross voyage profit increased by approximately $0.9 million and $0.4 million, respectively, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These improvements were primarily a result of favorable changes in cargo mix and lower costs related to fuel and other materials.

Specialty Contracts

During the nine months ended September 30, 2015, revenue increased $3.1 million over the same period 2014. This increase was a result of adding a heavy lift vessel to our fleet in the first quarter of 2015, as well as chartering in a larger and more efficient Tanker vessel to service our Freeport Indonesia business in the third quarter of 2015. Lower drydock expenses and the additional operating results from our equity investments that began service in the second half of 2014 contributed to an increase in gross voyage profit of $5.2 million for the first nine months of 2015 compared to the same period in 2014.

Depreciation Expense

Depreciation Expense was $17.3 million and $20.1 million for the nine months ended September 30, 2015 and 2014, respectively. The reduction of $2.8 million was primarily related to (i) the sale of a Tanker vessel in the fourth quarter of 2014 and a Handysize vessel in the first quarter of 2015, (ii) two vessels becoming fully depreciated – one as of the end of the second quarter 2014 and one as of the end of the second quarter 2015, and (iii) in the fourth quarter of 2014, we classified our Tug Barge Unit as held for sale. These reductions were slightly offset by the purchase of a PCTC vessel in the third quarter of 2014, which contributed a full nine months of depreciation in 2015.

Administrative and General Expense

Administrative and General Expense was $15.3 million and $15.8 million for the nine months ended September 30, 2015 and 2014, respectively.  The following table shows the significant components of administrative and general expenses for the nine months ended September 30, 2015 and 2014:

(All Amounts in Thousands)	Nine Months Ended September 30,
	2015	2014
Wages and Benefits	$7,662	$8,397
Executive Stock Compensation	567	1,183
Professional Services	3,427	2,034
Office Building Expense	1,606	1,590
Other *	2,024	2,624
TOTAL	$15,286	$15,828

* Expenses included in Other primarily consist of travel and entertainment expenses, as well as our insurance policies not related to healthcare and other employee benefits, workers’ compensation, dues and subscriptions, franchise/property taxes, and system hardware and software expenses.

The reduction in Wages and Benefits is primarily related to a lower number of employees in 2015 compared to 2014, as well as a one-time termination payment to our insurance provider in the third quarter of 2014. This decrease along with the reduction in Executive Stock Compensation, which was due to various modifications made to certain 2013 and 2014 stock grants, resulted in an overall reduction in Administrative and General Expense for the nine months ended September 30, 2015 compared to the same period in 2014. These lower expenses were offset by an increase in Professional Services that we incurred in connection with our current liquidity standing throughout the first nine months of 2015.

Impairment Loss

During the third quarter of 2015, we recorded an impairment loss of approximately $3.0 million related to our Jones Act segment, of which $1.9 million resulted from the write off of the entire goodwill balance related to the UOS acquisition and $1.1 million related to the write down to fair market value of our Tug/Barge unit, which is classified as held for sale.

During the second quarter of 2015, we recorded an impairment loss of approximately $1.8 million in connection with writing two vessels down to fair value as a result of reclassifying them from assets held for sale to assets held in use (Vessels, Property, and Other Equipment).

For more information, see Note 3 – Impairment Loss.

Gain on Sale of Assets

During the second quarter of 2015, we sold a 14,930 dead weight ton Pure Car Truck Carrier that had previously contributed to our PCTC segment.  In exchange, we received $13.0 million cash, recorded a gain on sale of asset of approximately $4.6 million, and paid down $10.0 million during the second quarter on our revolving line of credit.

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

Other Income and Expense

Interest Expense was $8.3 million and $7.1 million for the nine months ended September 30, 2015 and 2014, respectively. This increase was primarily attributable to debt we incurred in the third quarter of 2014 to purchase a 2007 PCTC from the vessel lessor, as well as accelerated amortization of certain debt issuance costs and the embedded derivative on our preferred stock dividends during the third quarter 2015.  These items were partially offset by reductions in interest expense as a result of (i) the sale of a Handysize vessel and its related extinguishment of debt in the first quarter of 2015 and (ii) the refinancing of our Yen-based facility to a USD-based facility and the resulting settlement of the related interest rate swap in the second quarter of 2015.

Derivative (Gain) Loss was a loss of approximately $3.0 million for the nine months ended September 30, 2015 compared to a gain of approximately $57,000 for the same period 2014. The loss in the current period is primarily due to the early settlement of an interest rate swap in connection with the refinancing of our Yen-based facility to a USD-based facility. For more information, see Note 12 – Derivative Instruments.

Loss on Extinguishment of Debt was $0.4 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.  The loss on extinguishment of debt of $0.4 million for the nine months ended September 30, 2015 was as a result of writing off unamortized loan costs associated with the Yen-based debt facility and the payoff of debt in connection with the sale of one of our Handysize vessels.  The loss on extinguishment of debt of $0.2 million for the nine months ended September 30, 2014 was as a result of writing off unamortized loan costs associated with the refinancing of our 1999 PCTC that occurred in the third quarter of 2014.

Other Income from Vessel Financing remained constant at $1.4 million for the nine months ended September 30, 2015 and 2014.

Investment Income was $29,000 and $302,000 for the nine months ended September 30, 2015 and 2014, respectively.  During the third quarter 2014, we recorded approximately $272,000 of interest income related to a deposit that was refundable to us as a result of a bankruptcy of a ship builder that had agreed to build a new Handysize Dry Bulk Carrier for an entity in which we are in investor.  For additional information, see Note 10 – Commitments and Contingencies.

Foreign Exchange Loss of $91,000 and $123,000 for the nine months ended September 30, 2015 and 2014, respectively, is associated with our normal recurring period-end currency revaluations and the final settlement of the foreign forward exchange contract in connection with the refinancing of our Yen-based facility to a USD-based facility.  For more information on these arrangements, see Note 12 – Derivative Instruments.

Income Taxes

We recorded a tax provision of $0.4 million on our $13.2 million loss before taxes and equity in net income of unconsolidated entities for the nine months ended September 30, 2015.  For the first nine months of 2014 we recorded an income tax provision of $0.9 million on our $5.2 million loss before equity in net loss of unconsolidated entities. These provision amounts represent our qualifying U.S. flag operations, which continue to be taxed under the “tonnage tax” provisions rather than the normal U.S. corporate income tax provisions, state income taxes paid, and foreign income tax withholdings or refunds.  In accordance with Internal Revenue Code (IRC) Section 1359 disposition of qualifying vessels, we have elected to defer taxable gains on the sale of qualifying tonnage tax vessels operating under the tonnage tax regime.  IRC Section 1359(b) defers the recognition of taxable gains for three years after the close of the first taxable year in which the gain is realized or subject to such terms and conditions as may be specified by the Secretary of the Internal Revenue Service, on such later date as the Secretary may designate upon application by the taxpayer.  Deferred gains on the sale of qualifying vessels must be recognized if the amount realized upon such sale or disposition exceeds the cost of the replacement qualifying vessel, limited to the gain recognized on the transaction.  We have elected to defer gains of approximately $93.9 million from the dispositions of qualifying vessels in prior years, of which $79.3 million of such deferred gain originated in the year ending December 31, 2012.  In order to meet the non-recognition requirements on the 2012 dispositions, we would need to acquire qualifying replacement property by December 31, 2015.

During the quarter ended September 30, 2015, we acquired qualified replacement property totaling approximately $45.6 million.  We anticipate a transaction for an additional $25.0 million of replacement property before December 31, 2015, which would be applied to deferred gains of $17.3 million and $7.7 million with replacement years of 2015 and 2018, respectively.  It is uncertain if the remaining $16.4 million of potentially taxable gains with a replacement period set to expire on December 31, 2015 will be replaced on or before December 31, 2015.  In order to meet the non-recognition requirements on these 2012 dispositions, we would need to acquire additional qualifying replacement property to replace the $16.4 million by December 31, 2015. To the extent any gain is recognized, we expect to utilize existing tax attributes to offset such gain. If the $16.4 million of tax deferred gains are fully recognized, our AMT exposure will be approximately $0.4 million.  Conservatively, we have recorded $0.4 million ASC 740 liability in current income tax expense in the event we recognize the $16.4 million of tax deferred gains in the fourth quarter. We plan to continue to monitor our ability to meet the requirements of IRC Section 1359 and ASC 740 on a quarterly basis.

During the quarter ended September 30, 2015, we changed our previously asserted position that we planned to indefinitely re-invest foreign earnings of our controlled foreign corporations.  The principal reason for changing our position is our current plan to divest foreign business use assets and repatriate excess foreign cash to pay down U.S. debt of domestic affiliates.  We have recorded a deferred tax liability of $4.7 million related to our controlled foreign corporations as a result of our change in position. We recorded a decrease in our valuation allowance as discussed below.

We established a valuation allowance against deferred income tax assets in 2014 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred income tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on a quarterly basis.  We recorded a decrease in our valuation allowance of $7.5 million for the nine months ended September 30, 2015,  which reflects the decrease in net operating loss attributes that are estimated to be utilized to offset the recognition of the gains related to the 2012 dispositions as well as the change in assertion to indefinitely re-invest foreign earnings of our controlled foreign corporations.  During the quarter ending September 30, 2015, we changed our assertions related to the 2012 dispositions and foreign earnings due to the plan approved by our Board of Directors to divest foreign use assets and repatriate excess foreign cash to pay down U.S. debt obligations.  Uncertainty exists as to the extent cash will be available to acquire replacement property for the 2012 dispositions by the December 31, 2015 deadline as a result of the plan.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K filed for the year ended December 31, 2014, including “Note J - Income Taxes” to the consolidated financial statements included therein.

Equity in Net Income (Loss) of Unconsolidated Entities

Equity in net income from unconsolidated entities, net of taxes, was $1.7 million for the nine months ended September 30, 2015 compared to a net loss of $0.4 million for the same period 2014. The increase is primarily due to our 30% investment in entities owning two Asphalt and two Chemical Tankers, which began service in the second half of 2014, coupled with improved results from our interest in mini-bulkers. See Note 2 – Operating Segments for information on how we allocate these amounts to our segments.

LIQUIDITY AND CAPITAL RESOURCES

Since early 2014, we have encountered certain challenges related to complying with our debt covenants and overall liquidity restraints. On October 21, 2015, our Board of Directors approved a Strategic Plan to focus us on three core segments. If we are successful in implementing this Strategic Plan, we believe it will strengthen our financial position by reducing our debt to more manageable levels and increasing our liquidity, which we believe will, in turn, provide us with future opportunities to create value for our shareholders.

On or prior to November 16, 2015, we amended each of our credit facilities. These amendments, among other things, obligate us to complete various steps of our Strategic Plan at certain specified prices and by specified milestone deadlines, which require certain assets to be sold ranging from as soon as December 4, 2015 to June 30, 2016. Because of the uncertainties associated with our ability to implement the Strategic Plan within the required time constraints, we have classified as of September 30, 2015 all $213.7 million of our debt obligations as current maturities, which caused our current liabilities to far exceed our current assets as of such date.

If we are unsuccessful in disposing of certain non-core assets by the milestones agreed to with our lenders, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt.  As a result of the matters described herein, including the uncertainty regarding our ability to execute the Strategic Plan and our lenders’ ability to demand payment under our debt agreements, if we are unable to successfully mitigate these uncertainties, there would be substantial doubt about our ability to continue as a going concern.

In the three and nine months ended September 30, 2015, we expensed approximately $1.0 million in professional fees in conjunction with pursuing various financing transactions and with various amendment and waiver fees. We expect to incur approximately $1.8 million of bank fees plus other fees and reimbursements, which are difficult to project at this time, during the fourth quarter of 2015.

For additional information about our covenant compliance and liquidity challenges, as well as our recent waiver agreements and amendments, please see (i) Note 1 – Business and Basis of Presentation,  Note 13 – Debt Obligations and Note 21 – Subsequent Events, (ii) the discussion of our liquidity and capital resources below and (iii) our risk factor disclosures in Item 1A of Part II of this report.

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included in Item 1 of Part I of this report.

Working Capital

At September 30, 2015, we had negative working capital of approximately $200.0 million versus positive working capital of approximately $9.4 million at December 31, 2014. The significant decrease in working capital was primarily driven by the reclassification of our long-term debt to current as a result of the uncertainties regarding our ability to remain in compliance with our covenants and amended debt agreements. As of September 30, 2015, we were able to obtain waivers from the minimum working capital covenants contained in our financing agreements. See Note 13 – Debt Obligations and Note 21 – Subsequent Events for further information.

Restricted Cash

As of September 30, 2015, we had approximately $1.1 million of cash classified as restricted cash which represents the contractually-mandated pre-funding of upcoming quarterly scheduled debt payments.

As of December 31, 2014, we had $1.4 million of cash classified as restricted cash of which $1.0 million related to certain UOS performance guarantees and $0.4 million was a required escrow of upcoming debt payments.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $2.1 million after adjusting our net loss of $11.9 million by approximately $29.3 million for non-cash items such as depreciation, amortization, impairment loss, gain on sale of assets and other miscellaneous items.  This was offset by increases in deferred drydock charges and decreases in accounts payable and accrued expenses and other long term liabilities.  Included in cash provided by operating activities was a cash payment of $2.9 million on the settlement of the interest rate swap, which was settled in connection with the refinancing of the Yen-based facility with a USD-based facility.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of $23.6 million for the nine months ended September 30, 2015 primarily consisted of $29.4 million of cash received from the sale of assets which included $16.4 million in cash proceeds received from the sale of one of our Handysize vessels and $13.0 million of cash proceeds from the sale of one of our pure car truck carriers.  Additionally, we had $3.9 million in cash proceeds from the return of a deposit discussed further in Note 10 – Commitments and Contingencies.  These amounts were offset by approximately $12.0 million of capital outlays.

Net Cash Used in Financing Activities

Net cash used in financing activities of $40.7 million for the nine months ended September 30, 2015 was primarily due to $6.5 million of dividends paid, $4.0 million of cash that was paid to settle the foreign exchange contract in connection with the refinance of our Yen-based credit facility, and approximately $61.2 million of debt payments, which consisted of the early payoff of debt of $13.5 million associated with the sale of the Handysize vessel, $24.0 million of debt payments related to the refinancing of the Yen-based facility, net payments on the line of credit of $7.5 million and $16.2 million of regularly scheduled debt payments.  The amount was partially offset by proceeds from the refinancing of our Yen-based credit facility with a USD-based facility of $32.0 million.

Capital Expenditures

Our capital expenditures relate primarily to the purchase of vessels and capital improvements that enhance the value or safety of our vessels.

In addition to our periodic vessel purchases, we regularly incur drydocking and other capital expenditures on an ongoing basis in order to extend the useful life of our vessels, to improve and modernize our fleet, to comply with various requirements or standards imposed by insurers or governmental or quasi-governmental authorities, and to upgrade our on-shore infrastructure. We are also currently incurring capital expenditures to construct an office building in New Orleans, Louisiana, which, upon completion, will serve as our new headquarters office. The amount of our capital expenditures is influenced by, among other things, changes in regulatory, quasi-regulatory or insurance requirements or standards, drydocking schedules for our various vessels, demand for our services, cash flow generated by our operations, and cash required for other purposes. For the nine months ended September 30, 2015, our total cash paid for capital expenditures was $22.8 million, of which $10.8 million related to drydocking, $4.9 million related to construction of our New Orleans office, and the remaining $5.9 million related to various other capital improvements.

We estimate our capital improvements to vessels and drydock expenditures will be between $30.0 million and $32.0 million for 2015, excluding approximately $13.0 million estimated for building renovation and construction costs. In October 2015, our Board of Directors approved a Strategic Plan in order to strengthen our financial position, which includes, among other things, divesting of certain non-core assets. If we are successful in implementing this Strategic Plan, we believe this course of action will, among other things, enhance our ability to achieve these expenditures.

Contract Coverage

The average remaining contract length of our fixed contracts is 3.4 years, which represents a total backlog (firm contract value, assuming no defaults or early terminations) of approximately $480.0 million in gross revenues. If we were to include customers’ optional extensions, the contract length is 4.9 years and backlog of approximately $848.0 million, of which $674.0 million is through 2019 with the remainder through 2024.

Debt and Lease Obligations

Debt Obligations

The Company and some or all of its domestic subsidiaries (which we sometimes refer to as the “credit parties”) have borrowed money under six secured financing agreements. All six of our principal credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage. Since early 2014, we have struggled to meet certain of our required debt covenants. Consequently, we solicited and received from our lenders amendments to or waivers from various of these covenants to assure our compliance therewith as of the end of the first, third, and fourth quarters of 2014 and the end of the first and second quarters of 2015. For more complete information regarding these historical waivers, see the discussion of our debt covenant compliance set forth in our periodic reports filed since January 1, 2014 with the SEC.

Since late September 2015, our lenders have provided an additional series of covenant default waivers, including waivers granted in connection with recent credit facility amendments entered into on or prior to November 16, 2015. These amendments also effected a series of additional substantive amendments to each of our six credit facilities, including but not limited to accelerated repayment terms, increased interest rates, and required asset divestitures by specified milestone deadlines and specified amounts.  As a result of the matters described herein, including uncertainty around our ability to execute the Strategic Plan and our lenders’ abilities to demand payment under our debt agreements, if we are unable to successfully mitigate these uncertainties, there would be substantial doubt about our ability to continue as a going concern. Because of these uncertainties, we classified all of our debt obligations of approximately $213.7 million as current maturities at September 30, 2015. For additional information, see “Amendments, Waivers, and Covenant Compliance” and Note 21 – Subsequent Events and Item 1A of Part II of this report.

Our Strategic Plan contemplates that we will seek to divest certain assets at specific prices and deadlines with a substantial part of the proceeds used to pay down our debt.  If we are fully successful in executing the Strategic Plan, we currently estimate that our total debt obligations would be reduced from $213.7 million as of September 30, 2015 to a range of $85.0 million to $90.0 million as of June 30, 2016. While we have classified all of our outstanding debt as current on our consolidated balance sheet as of September 30, 2015, none of our creditors accelerated our debt and demanded immediate full payment (except for mandatory prepayments in connection with the sale of specified collateral). Instead, we determined that GAAP requires us to reclassify all of our debt to current because of the uncertainty of being able to assert that we will be in compliance with all of our debt covenants for the next twelve months.

We currently maintain a senior secured credit facility with Regions Bank (“Credit Facility”).  At September 30, 2015, the Credit Facility provided up to $85.0 million which was comprised of a term loan facility in the principal amount of $45.0 million and a revolving credit facility (“LOC”) permitting draws in the principal amount of up to $40.0 million. At September 30, 2015, the LOC included a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  As of September 30, 2015, we had $31.0 million of borrowings and $7.2 million of letters of credit outstanding under our LOC.  We currently have no additional borrowing capacity under this facility.    On November 13, 2015, this Credit Facility was materially amended.  See “Amendments, Waivers, and Covenant Compliance” and Note 21 – Subsequent Events for additional information.

Under the Credit Facility, each of our domestic subsidiaries is a joint and several co-borrower. The obligations of all the borrowers under this facility are secured by all personal property of the borrowers, excluding certain real property, but including the U.S. flagged vessels owned by ISH’s domestic subsidiaries and collateral related to such vessels.  Several of our International flagged vessels are pledged as collateral securing several of our other secured debt facilities.

The Credit Facility includes usual and customary covenants and events of default for credit facilities of its type.  Our ability to borrow under the Credit Facility is conditioned upon continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those stipulating as of September 30, 2015 that we maintain a consolidated leverage ratio not to exceed 5.0 to 1.0, an EBITDAR to fixed charges ratio of at least 1.05 to 1.0, liquidity of not less than $20.0 million, and a consolidated net worth of not less than the sum of $228.0 million, minus impairment losses, plus 50% of our consolidated net income earned after December 31, 2011, excluding impairment loss, plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility).  As of September 30, 2015, the lender agreed to waive our default of the minimum liquidity and consolidated fixed charge coverage ratio covenants for a temporary period covering September 30, 2015 through November 30, 2015, and as of November 13, 2015, the lender agreed to waive our default of the minimum liquidity, consolidated fixed charge coverage ratio and the consolidated leverage ratio covenants for a temporary period ending March 31, 2016. For more information, refer to “Amendments, Waivers, and Covenant Compliance” below.

In the third quarter of 2015, we accelerated the amortization of unamortized debt issuance costs on all debt facilities related to the non-core assets that the Board identified for disposal – see Note 21 – Subsequent Events for identification of these assets.  This acceleration resulted in additional amortization expense during the three and nine months ended September 30, 2015 of approximately $0.5 million, which is reflected in interest expense on the Condensed Consolidated Statement of Operations.

On April 24, 2015, we entered into a new loan agreement with DVB Bank SE in the amount of $32.0 million by refinancing our 2010 built PCTC. We received the loan proceeds on April 24, 2015 and applied them as follows: (i) $24.0 million to pay off an outstanding Yen facility in the amount of 2.9 billion Yen, (ii) $4.0 million to settle the related Yen forward contract, and (iii) $2.9 million to settle a Yen denominated interest rate swap.  Under the DVB loan agreement, interest was, prior to a recent loan amendment, payable at a fixed rate of 4.16% with the principal being paid quarterly over a five-year term based on a ten-year amortization schedule with a final quarterly balloon payment of $16.8 million due on April 22, 2020.  Our 2010-built foreign flag PCTC along with customary assignment of earnings and insurances are pledged as security for the facility.  As a result of the early debt payoff, we recorded a loss on extinguishment of debt of approximately $0.3 million.  Additionally, we capitalized approximately $0.6 million in loan costs associated with the DVB Bank loan, which will be amortized over the life of the loan.  On November 4, 2015, this loan agreement was materially amended.  See “Amendments, Waivers, and Covenant Compliance” and Note 21 – Subsequent Events for additional information.

During the second quarter of 2015, we adopted ASU 2015-03 and, as a result, reclassified approximately $2.9 million of deferred debt issuance costs from deferred charges, net of accumulated amortization to offset against long-term debt on our Condensed Consolidated Balance Sheet as of December 31, 2014.  As of September 30, 2015, the amount of deferred debt issuance costs was $2.4 million and is included as an offset to current maturities of long-term debt on our Condensed Consolidated Balance Sheet – refer to Note 1 – Business and Basis of Presentation for further discussion on the reclassification of long-term debt to current as of September 30, 2015.

During the first quarter of 2015, we paid off approximately $13.5 million in debt in connection with the sale of one of our Handysize vessels.  Additionally, we wrote off approximately $95,000 of unamortized loan costs associated with the debt instrument which is reflected in loss on extinguishment of debt on our Condensed Consolidated Statements of Operations.

We owe various sums under several other credit agreements.  For information on these other credit agreements, see Note 13  – Debt Obligations and Note 21 – Subsequent Events.

Guarantees

We guarantee two separate loan facilities of two separate shipping companies in which one of our wholly-owned subsidiaries has indirect ownership interests.  With respect to one of the two loan facilities of these shipping companies, in which our wholly-owned subsidiary indirectly owns a 25% interest, we guarantee 5% of the amount owed under the loan facility.  As of September 30, 2015 and December 31, 2014, this guarantee obligation equated to approximately $3.4 million and $3.8 million, respectively.  The amount of this guarantee reduces semi-annually by approximately $165,000 through December 2018.  Under the second facility, in which our wholly-owned subsidiary indirectly owns approximately 23.7% of the borrower, we guarantee only $1.0 million of the approximately $11.0 million loan facility.  This second guarantee is non-amortizing and is scheduled to expire in December 2018.  In December 2017, we anticipate that this guarantee will be reduced from $1.0 million to $510,000 as a result of a scheduled payment of a portion of the facility.

Lease Obligations

As of September 30, 2015, we held five vessels under operating contracts and six vessels under bareboat charter or lease agreements. The types of vessels held under these agreements include (i) a Molten-Sulphur Carrier in our Jones Act segment, (ii) two Pure Car Truck Carriers that operate under our PCTC segment, and (iii) two Multi-Purpose vessels, two Tankers, two Container vessels, and two Heavy Lift vessels, all of which operate in our Specialty Contracts segment.

These lease agreements impose certain financial covenants, including defined minimum working capital and net worth requirements, and prohibit us from incurring, without the lessor’s prior written consent, additional debt or lease obligations, subject to certain specified exceptions.  These financial covenants are generally similar, but not identical, to the above-described financial covenants set forth in the Credit Facility. See Note 13 – Debt Obligations and “Amendments, Waivers, and Covenant Compliance” below. Additionally, our vessel operating lease agreements have early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances.  In the event that we default under any of our operating lease agreements, we may be forced to buy back the three vessels for a stipulated loss value of approximately $75.1 million.  Effective at the end of the third quarter of 2015, we entered into separate limited agreements with all of our lessors. Under these agreements, the lessors waived defaults under certain specified working capital, minimum liquidity, tangible net worth and fixed charge coverage covenants generally through at least November 30, 2015. As of November 16, 2015, we reached separate agreements with each of our lessors to extend their waivers through March 31, 2016. As of September 30, 2015, we concluded the fair market value of these vessels exceeded the stipulated loss value; as such, if we were required to buy back these vessels, we would not have a loss from an embedded derivative.

We also conduct certain of our operations from leased office facilities.  In 2013, we executed a five year lease agreement for office space in Tampa, Florida housing our UOS employees. The lease calls for graduated payments in equal amounts over the 60-month term of the lease.  In addition to the Tampa office, we have a month to month lease agreement for our Shanghai, China office space.

We plan to relocate our corporate headquarters from Mobile, Alabama to New Orleans, Louisiana in the first quarter of 2016 after we complete renovations of a new facility in downtown New Orleans. Our renovation and relocation costs will be partially offset by approximately $10.3 million in incentives offered by the State of Louisiana. We are planning to sublease our Mobile office lease in the later part of 2015 or early 2016.  If we cannot sublease the space, we estimate that we will be committed to pay up to approximately $3.1 million to cancel this lease.  In late 2014, we signed an eighteen month lease agreement for temporary office space in New Orleans, which we expect will hold our employees until the completion of our new corporate office building.

Amendments, Waivers, and Covenant Compliance

All six of our principal loan agreements and all three of our principal operating leases require us to comply with various loan covenants, including financial covenants that require, as applicable, minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage. Since early 2014, we have struggled to meet all of our required debt covenants. Consequently, we solicited and received from our lenders and lessors amendments to or waivers from various of these covenants to assure our compliance therewith as of the end of the first, third and fourth quarters of 2014 and the end of the first, second and third quarters of 2015. Summarized below are key amendments and waivers received since September 30, 2015. For more complete information, see the discussion of our debt covenant compliance set forth in our periodic reports filed since January 1, 2014 with the SEC.

Effective at the end of the third quarter of 2015, we entered into separate waiver agreements with all of our principal lenders and lessors. Under these agreements, the lenders and lessors waived defaults under certain specified working capital, minimum liquidity, tangible net worth and fixed charge coverage covenants generally through at least November 30, 2015, although two of our lenders provided a series of shorter-term waivers. On or prior to November 16, 2015, we reached a separate agreement with each of our lenders and lessors to extend their waivers through March 31, 2016, as well as to amend each of our credit facilities subject to certain milestones related to our Strategic Plan – see Note 21 – Subsequent Events.

Compliance with our covenants and amended repayment terms is contingent upon the successful execution of the October 2015 Strategic Plan approved by the Board of Directors.   If we are unsuccessful in disposing of certain non-core assets by the milestones agreed to with our lenders, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt. As a result of the matters described herein including the uncertainty around our ability to execute the Strategic Plan and our lenders’ abilities to demand payment under our debt agreements, if we are unable to successfully mitigate these uncertainties, there would be substantial doubt about our ability to continue as a going concern.  See “Risk Factors” under Item 1A of Part II of this report.

For additional information on these waivers and amendments, refer to Note 21 – Subsequent Events and Item 1A of Part II of this report.

The following table represents the actual and required covenant amounts required under our principal credit agreements and operating leases (after giving effect to the new terms described above) at September 30, 2015:

		Required at
	Actual	September 30, 2015
Net Worth (thousands of dollars) (1)	$252,370	$255,000*
Working Capital (thousands of dollars) (2)	$(200,014)	$1*
Interest Expense Coverage Ratio (minimum) (3)	3.35	2.50
EBITDAR to Fixed Charges Ratio (minimum) (4)	0.90	1.05*
Total Indebtedness to EBITDAR Ratio (maximum) (5)	4.98	5.00
Minimum Liquidity (6)	$6,058	$20,000*

* Waived temporarily subject to certain conditions; see “Amendments, Waivers, and Covenant Compliance” above.

1.	Defined as total stockholders’ equity less goodwill.
2.	Defined as total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between fixed charges to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”).
5.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.
6.	Defined as available borrowing capacity under our line of credit (which is currently zero) plus available cash.

Pension Obligations

We contributed approximately $480,000 to our pension plan during the nine months ended September 30, 2015.  We expect to contribute an additional $170,000 before December 31, 2015.

Cash Dividend Payments

The payment of dividends to common stockholders and preferred stockholders are at the discretion and subject to the approval of our Board of Directors.  On October 29, 2008, our Board of Directors authorized the reinstitution of a quarterly cash common stock dividend program beginning in the fourth quarter of 2008. Since then, the Board of Directors has declared a cash common stock dividend each quarter through the middle of 2015.  On October 19, 2015, we announced that our Board of Directors elected not to make the cumulative dividend payments scheduled for October 30, 2015 with respect to our Series A and Series B Preferred Stock.  We are allowed to defer one preferred dividend payment without any penalty or adverse consequence.  Additionally, since our preferred shares rank senior to our common shares, and carry accrued but unpaid dividends, we are currently precluded from paying cash dividends on our common stock. Moreover, our November 2015 credit facility amendments place further restrictions on our ability to pay dividends on our common and preferred stock until certain conditions are met. For additional information, see Note 21 – Subsequent Events and “Risk Factors” under Item 1A of Part II of this report.

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

If we do not pay our preferred stock dividends for two periods (whether consecutive or not), the per annum rate will increase by an additional 2.00% per $100.00 stated liquidation preference, or $2.00 per annum, up to a maximum annual dividend rate of twice the original interest rate, on and after the day following such second dividend payment date. The dividend rate will reset to the original dividend rate once we have paid all accrued and unpaid dividends for three consecutive quarters. See “Risk Factors” under Item 1A of Part II of this report.

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

Other Matters

Subject to applicable limitations in our credit agreements and operating leases, from time to time we evaluate the acquisition of additional vessels or businesses and possible vessel divestitures or other transactions.  At any given time, we may be engaged in discussions or negotiations regarding acquisitions, dispositions or other transactions.  We generally do not announce our acquisitions, dispositions or other transactions until we have entered into a definitive agreement.  We may from time to time require additional financing in connection with any such acquisitions or transactions or to increase working capital.  Our consummation of any such financing transactions could have a material impact on our financial condition or operations.

New Accounting Pronouncements

See Part I, Item 1, Financial Statements – Note 20 – New Accounting Pronouncements.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at September 30, 2015 approximated its carrying value due to the short-term duration of the underlying securities. The potential decrease in fair value resulting from a hypothetical 10% change in interest rates at quarter-end for our investment portfolio is not material.

The fair value of our debt obligations, which is calculated based on the current prevailing market rates versus current rates on our outstanding obligations, was approximately $214.0 million as of September 30, 2015.  We pay variable interest on all of our long-term debt, except with respect to the debt we incurred in 2014 to finance the repurchase of our 2007 PCTC and the debt that we incurred in 2015 to refinance our prior Yen based facility.  Accordingly, a hypothetical 10% increase in interest rates for the nine months ending September 30, 2015 would have increased our interest expense for such period by approximately $396,000 although it would not materially impact the fair value of our long-term debt.

As of November 16, 2015, certain of our variable interest financing agreements were amended to yield higher interest rates. See Note 21 – Subsequent Events.

From time to time, we enter into interest rate swap agreements to manage well-defined interest rate risks and we record the fair value of the interest rate swaps as an asset or liability on our balance sheet. At September 30, 2015, we had no interest rate swaps in place.

Commodity Price Risk

As of September 30, 2015, we did not have commodity swap agreements in place to manage our exposure to the risk of increases in the price of fuel necessary to operate both our Rail-Ferry and Jones Act segments. We have fuel surcharges and escalation adjustments in place for both of these segments, which we believe mitigates the price risk for those services during 2015. We estimate that a 20% increase in the average price of fuel for the period January 1, 2015 through September 30, 2015 would have resulted in an increase of approximately $497,000 in our fuel costs for the same period, and in a corresponding decrease of approximately $0.07 in our basic and diluted loss per share based on the shares of our common stock outstanding for the nine months ended September 30, 2015. The additional fuel costs assume revenue from escalation adjustments but that no additional revenue would be generated from fuel surcharges, even though we believe that we could have passed on to our customers some or all of the fuel price increases through the aforementioned fuel surcharges during the same period, subject to the need to maintain competitive freight rates. Our time charterers in our PCTCs, Dry Bulk Carriers and Specialty Contracts segments are responsible for purchasing vessel fuel requirements under governing time charters; thus, our fuel price risk in these segments is currently limited to the redelivery of fuel under time charters and any voyage charters concluded within our Dry Bulk Carriers segment.  Since the voyage charters in our Dry Bulk Carriers segment currently are generally short term transactions, the applicable voyage freight rates are based on current fuel costs.

Foreign Exchange Rate Risk

We entered into foreign exchange contracts to hedge certain firm purchase commitments during 2014. These contracts mature in December 2015. The fair value of these contracts at September 30, 2015 is a liability of approximately $107,000. A hypothetical 10% adverse change in exchange rates at September 30, 2015 would have been immaterial to our financial position.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2015 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this report.  During the third quarter of 2015, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For a discussion of our pending dispute with the U.S. Customs agency, see Note 10 – Commitments and Contingencies.  For a discussion of our other legal proceedings, see Item 3 of our annual report on Form 10-K for the year ended December 31, 2014.

Item 1A – Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, as modified and supplemented by the following disclosures:

Our substantial indebtedness and lease commitments could adversely affect our financial condition and impair our ability to operate our business.

We are a highly leveraged company and, as a result, have significant debt service obligations. As of September 30, 2015, we had $213.7 million of aggregate indebtedness outstanding, all of which is currently classified as current liabilities. In addition to the liabilities recorded on our consolidated balance sheet as of September 30, 2015, we owe substantial amounts under our long-term operating leases. For additional information on our indebtedness as of September 30, 2015, see our consolidated financial statements and related notes included elsewhere in this report.

Our leverage could have material adverse consequences to our company, including:

•	limiting our flexibility and our ability to capitalize on business opportunities, and to react to competitive pressures and adverse changes in government regulation, our business and our industry;
•

limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for working capital, capital expenditures and other general business activities, because we must dedicate a substantial portion of these funds to service our debt;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, and other expenses or investments planned by us;
•

increasing the risk that we will need or, as is currently the case, be required by our lenders to (i) sell securities or assets (to the extent permitted by our loan covenants), possibly on unfavorable terms, to meet payment obligations or (ii) forego paying dividends to our preferred and common stockholders;

•	limiting our ability to satisfy our obligations (which could result in an event of default if we fail to comply with the requirements of our indebtedness);
•	increasing our vulnerability to a downturn in our business, an increase in prevailing interest rates and other adverse economic or industry conditions generally;
•	placing us at a competitive disadvantage as compared to those of our less leveraged competitors;
•	limiting our ability, or increasing the costs, to refinance our indebtedness;
•	limiting our ability to enter into hedging transactions by reducing the number of counter-parties with whom we can enter into such transactions as well as the volume of those transactions; and
•	increasing the risk that we may not meet any financial covenants contained in our current or future debt agreements, or timely make all required debt payments.

As described further in this report and our preceding reports, our ability to meet our debt obligations, lease commitments and other expenses will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control.

We expect to periodically require financing to meet our debt obligations as they come due. Due to the current state of the credit markets and shipping industry, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. In connection with executing our business strategies, from time to time we evaluate the possibility of acquiring additional vessels or businesses to the extent feasible and permitted under our debt instruments, and we may elect to finance such acquisitions by incurring additional indebtedness. Moreover, if we were to suffer uninsured material losses or liabilities, we could be required to borrow to fund liabilities that we could not pay with our operating cash flow. Our ability to arrange additional financing could be limited or precluded by a wide range of factors then applicable, including (i)

our financial position and performance, (ii) the prevailing state of the capital markets in general and the shipping industry in particular, (iii) restrictions on financing transactions imposed under our financing, lease, charter or other commercial agreements and (iv) our relative lack of unencumbered assets that we can offer as collateral to creditors. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all. If we are able to obtain additional financing, our credit may be adversely affected and our ability to satisfy our obligations under our then outstanding indebtedness could be adversely affected.

Because of our substantial indebtedness, we have in the past had to obtain waivers from or amendments to various of the covenants included in our credit facilities in order to avoid potential non-compliance or default thereunder, and we may in the future have to seek similar waivers under our credit facilities. There is a risk that such waivers may be costly or may not be granted at all and our ability to satisfy our obligations could consequently be adversely affected. For additional information, see “– We cannot assure that we will be able to comply with all of our loan covenants.”

If we cannot service our current or future indebtedness or otherwise comply with the covenants in our credit facilities, we could be forced to reduce or delay capital expenditures, reduce or eliminate distributions, sell assets, enter into financings of our unencumbered vessels, restructure or refinance existing debt, delay or refrain from making contractually required payments, modify our current business plans or strategies, curtail certain of our operations, seek additional equity capital or seek bankruptcy protection. We cannot assure you that we will be able to implement any of these potential actions in a timely manner or at all.

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

In addition, all of our credit agreements and several of our lease agreements include financial covenants that stipulate (i) minimum levels of net worth, working capital, liquidity and expense coverage and (ii) maximum levels of debt and debt leverage.  Our ability to satisfy these and other covenants depends on our results of operations and ability to respond to changes in business and economic conditions.  Our ability to respond to such changes may be beyond our control or may be significantly restricted by contractual or other limitations.

Since early 2014 we have struggled to meet certain of our required financial covenants.  Consequently, we solicited and received from our lenders and lessors amendments to or waivers from various of these covenants to assure our compliance therewith as of the end of six of the last seven fiscal quarters, including receiving waivers to temporarily cure covenant defaults at September 30, 2015.    As discussed in Note 21 – Subsequent Events, the temporary covenant default waivers we received in late September 2015 have been extended by temporary conditional covenant default waivers through March 31, 2016. As discussed elsewhere in this report (including the risk factor immediately below), we cannot assure you that we will be able to comply with all of our financial or other loan covenants in the future.

Failure to satisfy any of these financial covenants could cause us to suffer an event of default, which could, among other things, accelerate our obligations under any such agreement or preclude us from making future borrowings thereunder.  Moreover, because our debt obligations are represented by separate agreements with different lenders, in some cases any breach of these covenants or any other default under one agreement may create an event of default under other agreements, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such other agreements (even though we may otherwise be in compliance with all of our obligations under those agreements). Thus, an event of default under a single agreement, including one that is technical in nature or otherwise not material, could result in the acceleration of significant indebtedness under multiple lending agreements. If amounts outstanding under such agreements were to be accelerated, under current  circumstances it is unlikely that we would be able to obtain additional sources of cash to repay the accelerated indebtedness (either under our current financing arrangements or new ones) and it is likely that one or more of our lenders would proceed against the collateral securing that indebtedness.

If we default under our credit agreements or certain of our principal lease agreements, we would face a number of potentially adverse consequences, including our potential inability to continue as a going concern, all of which are described elsewhere herein in further detail, including in the risk factors immediately above and below.

For further detailed information on our lack of compliance with our financial covenants, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 2 of Part I of this report.

If we fail to successfully implement our Strategic Plan, there would be substantial doubt about our ability to continue as a going concern.

As explained in greater detail elsewhere in this report, we do not believe we will be able to service our required obligations or meet the financial covenants contained in our principal financing agreements unless we successfully implement a range of actions contemplated under our October 2015 Strategic Plan, including locating one or more purchasers willing to pay fair value for a large number of our non-core assets by various specified dates in the fourth quarter of 2015 or first half of 2016. There can be no assurance that we will locate purchasers for all or any of the assets that we have committed to sell under our recent credit facility amendments, nor can we assure you that such purchasers will be willing to pay the minimum prices required by our creditors or to purchase our assets by the dates required by our lenders, particularly in light of the depressed state of the shipping industry. There may be other impediments to our ability to sell assets, including (i) the need to obtain corporate or regulatory approvals, (ii) the receipt of required consents from various other third parties, such as our customers, lessors or lenders, and (iii) actual or threatened litigation, including potential challenges that the sales are void under fraudulent transfer, insolvency or other laws that seek to protect the interests of creditors. Moreover, other elements of our October 2015 Strategic Plan are dependent upon various negotiations or cost-cutting initiatives, the success of which is partly or wholly outside of our control. For all these reasons, we cannot assure you that we will be able to successfully implement our Strategic Plan, or to comply with the requirements imposed by our lenders and lessors in our November 2015 credit facility amendments. For additional information, see Note 13 – Debt Obligations and Note 21 – Subsequent Events to our consolidated financial statements set forth in Item 1 of Part I of this report. If we fail to implement our Strategic Plan or comply with our recent credit facility amendments, or if for any other reason we fail to pay our debts as they become due or to meet our credit facility covenants (whether for reasons within our control or outside of our control), our lenders and lessors would have the right to accelerate our debt, to demand payment and to proceed against the collateral securing that debt. Any such event, if not successfully mitigated, would raise substantial doubt about our ability to continue as a going concern.

If we successfully implement our Strategic Plan or take other steps to reduce our indebtedness, the profile of our operating assets will be materially different.

Prior to adopting our Strategic Plan on October 21, 2015, we operated six separate segments. If we successfully implement our Strategic Plan, we will have only three operating segments – our Jones Act, PCTC and Rail Ferry segments. In addition to selling the vessels and contracts operated by our other three historical segments – Dry Bulk Carrier, Specialty Contract and Other – we plan to sell other assets, including (i) our minority equity interests in entities operating mini-bulkers, chemical tankers and asphalt tankers, (ii) one of our foreign-flagged PCTCs, (iii) one of our Jones Act Tug/Barge units, (iv) our rail car repair facilities near the port of Mobile, Alabama and (v) certain brokerage contracts. In connection with our attempt to strengthen our financial position and liquidity, we may seek to sell other assets, either on our own initiative or at the request of our creditors. Assuming these initiatives are successful, we will own fewer income-generating assets operating in a smaller, less diversified set of markets. Although we believe that the successful implementation of these initiatives will better position us to discharge our obligations, we cannot assure you that our remaining operations will be profitable or viable.

Our current liabilities significantly exceed our current assets, and our financial position and results could be further impacted by impairment charges we expect to record in the fourth quarter of 2015.

For the reasons described elsewhere in this report, we have, as of September 30, 2015, reflected all of our outstanding indebtedness as current liabilities. Consequently, as of September 30, 2015, our current liabilities significantly exceed our current assets. Our financial position and financial results could be further impacted by non-cash impairment charges we expect to record in the fourth quarter of 2015 in connection with implementing our Strategic Plan approved by our Board of Directors on October 21, 2015.

We currently owe cumulative dividends with respect to our preferred stock, which has certain potential or actual adverse consequences.

Our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock and 9.00% Series B Cumulative Redeemable Perpetual Preferred Stock accrue dividends that are payable on January 30, April 30, July 30 and October 30 of each year, when, as and if declared by our Board of Directors. We paid all accrued dividends with respect to our preferred stock through July 30, 2015, but deferred payment of dividends accrued on such stock that were payable on October 30, 2015.

If we do not pay dividends in full on either series of our preferred stock on any two dividend payment dates (whether consecutive or not), the per annum dividend rate with respect to each series will increase by an additional 2.00% per $100.00 stated liquidation preference, or $2.00 per annum, up to a maximum annual dividend rate of twice the original interest rate, on and after the day following such second dividend payment date. The dividend rate will reset to the original dividend rate once we have paid all accrued and unpaid dividends for three consecutive quarters. As such, if we fail to pay dividends in full on either or both of our series of preferred stock on January 30, 2016, we will be required to pay higher interest on our preferred stock commencing January 31, 2016. As noted elsewhere herein, one of our credit facilities was recently amended to prohibit the payment of any common stock dividends unless we have at least $30.0 million of liquidity after making such payment.

No cash dividends may be declared or paid on any of our common stock unless, among other things, full cumulative dividends have been or contemporaneously are paid on all of our outstanding shares of preferred stock through the most recent respective dividend payment dates. We will be unable to pay cash dividends with respect to our common stock unless and until (i) we have paid all accrued and unpaid dividends with respect to our preferred stock through the most recent respective dividend payment dates and (ii) we meet the requirements for paying dividends under our credit facilities.

We cannot assure you that our equity securities will continue to be listed on the New York Stock Exchange.

Currently, our common and preferred stock is listed for trading on the New York Stock Exchange. The listing of our securities on the NYSE could be suspended or terminated if we fail to attain certain quantitative and qualitative continued listed criteria, including certain minimum market capitalization requirements and a minimum average closing price of our traded securities of at least $1.00 per share over a specified period. Recently, our market capitalization has decreased substantially, and since October 27, 2015 our common stock has from time to time traded below $2.00 per share. Further declines in the trading prices of our securities could cause us to fail to attain one or more of the NYSE’s mandated criteria for continued listing of our securities. As such, we cannot assure you that our equity securities will continue to be listed on the NYSE. The delisting of our securities from the NYSE could result in several adverse consequences, including reduced trading liquidity of our securities, lower demand for our shares, adverse publicity and decreased interest in our company from investors, analysts and other market participants.

The shipping industry is cyclical and is currently weathering a challenging period.

Historically, the shipping industry has been cyclical. The nature, timing and degree of changes to industry conditions are generally unpredictable and are impacted by factors beyond our control. As indicated in our previous reports filed with the SEC, various factors influence the demand for our transportation services.

Currently we face highly competitive and challenging market conditions. In many markets, the available supply of vessels exceeds market demands for such vessels. Time charter hire and cargo rates are currently at depressed levels in a large number of markets. Several shipping companies have announced reductions in their capital expenditure or fleet expansion plans, and some have sought bankruptcy protection. We currently believe these market conditions will continue to impact our operating revenues, earnings and asset values, notwithstanding the implementation of our Strategic Plan.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors. In 2008, we repurchased 491,572 shares of our common stock for $11.5 million. Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5.2 million. Unless and until the Board otherwise provides, this authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.    As of September 30, 2015, we had 285,377 shares available to be purchased under our 2008 repurchase plan. As noted in Note 16 – Stockholders’ Equity, we have no plans to repurchase any of our shares under this program in the near term.

Item 6 – Exhibits

3.1

Restated Certificate of Incorporation of the Registrant, as amended through May 12, 2015 (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Form 10-Q dated August 3, 2015 and incorporated herein by reference).

3.2

By-Laws of the Registrant as amended through October 28, 2009 (filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Form Current Report on Form 8-K dated November 2, 2009 and incorporated herein by reference).

10.1

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

Date:   November 16, 2015