Form 10-K
period 2015-12-31
INTERNATIONAL SHIPHOLDING CORP
filed 2016-03-03
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . .  to . . . . . . . . . . . . . .

Commission File No. 001-10852

International Shipholding Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2989662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 North Water St. Suite 18290 Mobile, AL	36602
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (251) 243-9100
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Market
Common Stock, $1 Par Value	OTCQX
9.50% Series A Cumulative Redeemable Perpetual Preferred Stock	OTCQX
9.00% Series B Cumulative Redeemable Perpetual Preferred Stock	OTC Pink

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

Large accelerated filer   ☐  Accelerated filer ☐      Non-accelerated filer   ☐   Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on June 30, 2015, was approximately $37,462,385.

Date    Amount

June 30, 2015         $37,462,385

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock,  $1 par value. . . . . . . . 7,393,406 shares outstanding as of February 25,  2016

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be furnished in connection with registrant’s 2016 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL SHIPHOLDING CORPORATION

Annual Report on Form 10-K for the

Fiscal Year Ended December 31, 2015

In this report, the terms “we,” “us,” “our” and the “Company” refer to International Shipholding Corporation and its subsidiaries. In addition, the term “Notes” means the Notes to our Consolidated Financial Statements contained elsewhere in this report, the term “PCTC” means a Pure Car Truck Carrier vessel, the term “credit facilities” means credit facilities with our lenders and financing agreements with those of our lessors with whom we have engaged in sale-leaseback transactions, the term “UOS” refers to United Ocean Services, LLC, which we acquired in November 2012, the term “FSI” refers to Frascati Shops, Inc., which we acquired in August 2012, the term “GAAP” means U.S. Generally Accepted Accounting Principles, the term “SEC” means the U.S. Securities and Exchange Commission, the term “Strategic Plan” means the restructuring plan approved by our Board of Directors in late October 2015, and as modified through the date of this report, the term “TECO” means Tampa Electric Company, one of our principal customers, the term “operating days” is defined as days that our vessels/units are generating revenues or positioning to generate revenues, the term “non-operating days” is defined as all other days, and the term “working capital” is defined as the difference between our total current assets and total current liabilities.

PART I

ITEM 1.  BUSINESS

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

Strategic Plan

Development of Plan

Since 2014, we have suffered substantial losses and encountered significant challenges related to complying with our debt covenants and meeting our minimum liquidity requirements to operate. Between late 2014 and mid-2015, we sold various assets to raise cash and improve our financial position. We also took various other steps to improve our liquidity, including eliminating our common stock dividend, laying up vessels and reducing our costs. In addition, in June of 2015, we initiated efforts to refinance all of our debt and operating leases by September 30, 2015, and thereafter sought to raise funds by either selling debt securities or borrowing funds from financial institutions. We also requested limited debt covenant waivers as of September 30, 2015 from all of our lenders and lessors in case our attempts to refinance our debt and leases were unsuccessful. By early October 2015, we withdrew our efforts to refinance our debt, began negotiations with all of our lenders and lessors to receive additional limited waivers and began to formulate a new strategy designed to improve our liquidity and financial position.

On October 21, 2015, our Board of Directors approved a plan (“Strategic Plan”) to restructure the Company by focusing on our three core segments - the Jones Act, PCTC and Rail-Ferry segments. As discussed below, since that date, we have modified that plan in response to new developments, including our efforts to sell assets and discussions with our lenders, lessors, directors and others. Throughout this Form 10-K, we use the term “Strategic Plan” specifically to refer to the Board approved plan to restructure the Company. The Strategic Plan, as originally approved by the Board, contemplated that we would, among other things (i) divest of one international-flagged PCTC vessel, one inactive Jones Act tug/barge unit and certain businesses and contracts during the fourth quarter of 2015, (ii) divest all of our vessels, minority investments and contracts included in our Dry Bulk Carriers, Specialty Contracts and Other segments, as well as sell or enter into a sale leaseback of our office building being constructed in New Orleans by March 31, 2016, (iii) divest of certain brokerage contracts by June 30, 2016, (iv) apply substantially all of the net proceeds from these divestitures to discharge indebtedness and (v) reduce our operating and administrative costs. We presented the Strategic Plan to all of our lenders and lessors, and on or about November 16, 2015, we were successful in obtaining an additional set of limited debt covenant waivers through March 31, 2016 and received relief from testing compliance of most of these covenants until June 30, 2016. These waivers are temporary one-time waivers, and the lenders and lessors have no obligation, express or implied, to waive any other defaults or grant any other extensions. The waivers are contingent upon our continued performance with the terms of the credit facilities, as amended, including newly-imposed requirements to timely implement the Strategic Plan and to apply substantially all of the net proceeds from the asset sales contemplated by such plan to retire debt owed under such facilities. Refer to Note F – Debt Obligations for more detail regarding these and subsequent amendments. As our financial position continually changes as a result of our execution of the Strategic Plan, we may seek to sell other assets, either on our own initiative or at the request of our creditors.

If we are unsuccessful in disposing of certain non-core assets by the specified milestones and at the specified amounts agreed to with our lenders and lessors, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan and our lenders’ abilities to demand payment under our debt agreements, there is substantial doubt about our ability to continue as a going concern. For information on our limited refinancing prospects, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Items 1A and 7 of this report.

Because of the uncertainties associated with our ability to implement the Strategic Plan within the required time constraints, since September 30, 2015, we have classified all of our debt obligations (net of deferred debt issuance costs), which was approximately $156.8 million at December 31, 2015, as current, which has caused our current liabilities to far exceed our current assets since such date.

For additional information, see Item 1A, Item 7 and Item 8 of this report.

Implementation of Plan

As discussed above, on or about November 16, 2015, we obtained various debt covenant waivers that, while providing us time to execute the Strategic Plan and improve our liquidity, required us to divest of certain assets by certain milestone dates at certain specified prices. By the end of 2015, we were successful in completing the sales of our international-flagged PCTC vessel, the supramax bulk carrier included in our Dry Bulk Carriers segment, and the barge from the Jones Act tug/barge unit.

Since November 16, 2015, we have requested various types of relief from our lenders to address certain covenant defaults and to authorize changes to our divestiture plans. We may need additional relief in the future. For a further discussion of these issues, including certain waivers and amendments received by us since November 16, 2015, see “Management’s Discussion and Analysis of Financial Condition and Operations – Liquidity and Capital Resources – Debt and Lease Obligations – Recent Financing Agreement Waivers and Amendments” in Item 7 of this report and Note F – Debt Obligations and Note Y – Subsequent Events.

As our financial position continues to change and as new or different divestiture opportunities arise, we may continue to seek to sell assets other than those originally identified by the Strategic Plan. Additionally, although we believe that the successful implementation of these initiatives would better position us to discharge our obligations, given the unpredictability of our ongoing negotiations with our lenders, lessors and potential vessel purchasers, we cannot be certain at this time which operations will remain. If we successfully implement our Strategic Plan, the number of vessels operated by us will continue to decrease, our operations will be further reconfigured and our fleet will be less diversified.

As a result of our divestiture plans, as of December 31, 2015, we classified the following assets as held for sale: (i) the assets in our Dry Bulk Carriers segment, (ii) the inactive tug included in our Jones Act segment, (iii) our minority interests in mini-bulkers in our Dry Bulk Carriers segment, (iv) our minority interests in chemical and asphalt tankers in our Specialty Contracts segment, (v) our New Orleans office building, and (vi) a small, non-strategic portion of our operations that owns and operates a certified rail-car repair facility near the port of Mobile, Alabama.

By the end of February 2016, we completed the sale of the remaining assets in our Dry Bulk Carriers segment (consisting of two handysize vessels and one capesize vessel) and our 30% investment in two chemical and two asphalt tankers. Additionally, we exchanged our equity share in mini-bulkers for a 2008 mini-bulk carrier that we intend to use to service the contract in our Indonesian operations. Total proceeds from our Strategic Plan initiatives to date are approximately $98.6 million, of which we used approximately $81.9 million to pay down outstanding debt, which was in addition to our regularly scheduled debt payments.  As of the date of this report, the divestitures we have made thus far have been limited to assets within our non-core segments as previously disclosed under the Strategic Plan. However, as we continue our efforts to improve our liquidity and leverage levels, we may consider divestiture of assets within our core segments – Jones Act, Rail-Ferry, and PCTC. If we were to identify any potential opportunity to sell our core assets on terms favorable to the Company and its shareholders, we would explore such opportunities. For more information, please refer to Note Y – Subsequent Events.

Business Strategy

Historically, it has been our business strategy to operate a diversified fleet of U.S. and international-flagged vessels that provide domestic and international maritime transportation services to commercial and governmental customers. Although the implementation of our Strategic Plan has reduced the number of our vessels and operating segments, we do not believe the plan has significantly changed either our business strategy or our historical practices, which have consistently focused on the acquisition and divesture of vessels in an effort to maintain a diverse fleet of attractive vessels. Subject to market conditions, we plan to continue to deploy our fleet primarily under medium to long-term time charter contracts or contracts of affreightment. Our current fleet enables us to serve niche markets with diverse cargo needs. Our business strategy focuses on identifying growth opportunities as market needs change, utilizing our extensive experience to meet those needs, maintaining a diverse portfolio of medium to long-term contracts, and maintaining strong relations with our long-standing customer base by providing quality transportation services. From time to time, we deploy our vessels under short-term arrangements, particularly when we believe that more attractive opportunities could arise in the future.

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

Predictable Operating Cash Flows. Historically, we have sought to generate cash flows sufficient to cover our debt service requirements and operating expenses, including the recurring drydocking requirements of our fleet. For the years ended December 31, 2015 and 2014, approximately 73% and 77%, respectively, of our gross revenues were from fixed contracts. We believe the length and structure of our contracts, the creditworthiness of our customers, and our diversified customer and cargo bases all contribute to our ability to generate predictable revenue in an industry that is cyclical in nature.  Our medium to long-term time charters provide for a daily charter hire rate that is payable whether or not the charterer utilizes the vessel.  These time charters require the charterer to pay certain voyage operating costs, including fuel, port, and stevedoring expenses, and in some cases include cost escalation features covering certain of our expenses.  In addition, our contracts of affreightment guarantee a minimum amount of cargo for transportation.  Our cash flow from operations was approximately $8.0 million and $23.7 million for the years ended December 31, 2015 and 2014, respectively, after deducting cash used for drydocking payments of approximately $12.8 million and $12.5 million for both of these years, respectively.

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

Experienced Management Team.  Our management team has substantial experience in the shipping industry.  Our Chief Executive Officer, President, and Chief Financial Officer have over 120 years of collective experience with our Company.  We believe that the experience of our management team is important to maintaining long-term relationships with our customers.

Marketing

We maintain marketing staffs in New York, New Orleans, Mobile, Tampa, and Shanghai and a network of marketing agents in major cities around the world who market our time charter and contracts of affreightment services.  We market our Rail-Ferry Service under the brand name CG Railway.  We market our remaining transportation services under the brand names Central Gulf, Waterman, East Gulf, and Coastal Carriers.  We advertise our services in trade publications in the United States and abroad.

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

Insurance premiums for the coverage described above vary from year to year depending upon our loss record and market conditions.  In order to reduce premiums, we maintain certain deductible and co‑insurance provisions that we believe are prudent and generally consistent with those maintained by other shipping companies.  Certain exclusions under our insurance policies could limit our ability to receive payment for our losses (see Note Q – Self-Retention Insurance).

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

In accordance with Internal Revenue Code (IRC) Section 1359 disposition of qualifying vessels, we have elected to defer taxable gains on the sale of qualifying vessels operating under the tonnage tax regime.  IRC Section 1359(b) defers the recognition of taxable gains for three years after the close of the first taxable year in which the gain is realized or subject to such terms and conditions as may be specified by the Secretary of the Internal Revenue Service, on such later date as the Secretary may designate upon application by the taxpayer.  Deferred gains on the sale of qualifying vessels must be recognized if the amount realized upon such sale or disposition exceeds the cost of the replacement qualifying vessel, limited to the gain recognized on the transaction. As a result of modifications to the Strategic Plan, during the fourth quarter of 2015 we changed our view that we were more likely than not to acquire qualified replacement property to instead take the position that we are unlikely to acquire the necessary qualified replacement property to offset all of its deferred gains by the expiration date of each deferred gain.  Due to uncertainty regarding the acquisition of qualified replacement property to offset our deferred gains, we recorded a deferred tax liability totaling $12.5 million during the third quarter of 2015.

During the quarter ended September 30, 2015, we changed our previously asserted position that we planned to indefinitely re-invest foreign earnings of our controlled foreign corporations upon commencement of our Strategic Plan.  As a result of our change in position, we have recorded a deferred tax liability of $5.3 million related to our controlled foreign corporations for the year ending December 31, 2015.

It is our policy to recognize interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. If recognized, substantially all of our unrecognized tax benefits would impact our effective rate.  During the quarter ending December 31, 2015, we calculated and recognized an adjustment to increase our Federal net operating loss by $0.7 million and recorded a deferred tax asset of $0.3 million to incorporate the unrecognized tax benefits related to our restricted stock units previously provided for in the disclosure of uncertain tax benefits. This was previously disclosed as an uncertain tax position. We followed book treatment on the expense related to restricted stock from 2008 through 2014. We made this correction in 2015, which was not material to historical periods. As of December 31, 2015, the deferred tax asset for the NOL carryforward excluded $1.6 million related to operating loss carryforwards resulting from excess tax benefits related to share-based rewards, the tax benefits of which, if and when recognized, would be accounted for as a credit to additional paid-in capital when they reduce taxes payable.

For additional tax information, see “Critical Accounting Policies” in Item 7 of this annual report, and Note L – Income Taxes included in the financial pages of this annual report.

Regulation

Our shipping operations are regulated under various international, federal, state and local laws and regulations, including international conventions, environmental laws, and ship registry laws of the nations under which our vessels are flagged.

Our U.S.-flagged vessels are supervised, and subject to inspections, by or on behalf of the U.S. Coast Guard, which requires various certifications and background checks of crew members. Generally speaking, we believe the regulation of U.S.-flagged vessels is more rigorous than the regulation of foreign-flagged vessels imposed by most other countries. Many but not all of our U.S.-flagged vessels are engaged in the coastwise trade regulated by the Jones Act, which is discussed further below and in Note C – Significant Operations.

Our shipping operations between the United States and foreign countries are subject to the Shipping Act of 1984 (the “Shipping Act”), which is administered by the Federal Maritime Commission. In late 1998, Congress amended the Shipping Act to promote the growth and development of United States exports through certain reforms in the regulation of ocean transportation. This legislation, in part, repealed the requirement that a common carrier or conference file tariffs with the Federal Maritime Commission, replacing it with a requirement that tariffs be open to public inspection in an electronically available, automated tariff system.

We currently participate in the Maritime Security Program (“MSP”), which was created by the Maritime Security Act of 1996. This program eliminated the trade route restrictions imposed by the previous federal program and provided flexibility to operate freely in the competitive market. We also participate in the Voluntary Intermodal Sealift Agreement (“VISA”) program. Under this VISA program, and as a condition of participating in the MSP, we have committed to providing vessel capacity for the movement of military cargoes in times of war or national emergency. By law, the MSP is subject to annual appropriations from Congress. In the event that sufficient appropriations are not made for the MSP by Congress in any fiscal year, the Maritime Security Act of 1996 permits MSP participants to re-flag their vessels under foreign registry expeditiously. Under prior law, authorized annual payments per fiscal year for each vessel were scheduled to be $3.1 million for fiscal years 2015 to 2018, $3.5 million for fiscal years 2019 to 2021, and $3.7 million for fiscal years 2022 to 2025, in each case subject to annual appropriations from Congress. In late 2015, Congress amended the Maritime Security Act to increase the authorized annual payment for each MSP vessel in fiscal year 2016 to $3.5 million and appropriated funds for full MSP payments at this rate for fiscal year 2016. In addition, Congress amended the authorized annual payment levels for MSP vessels in ensuing fiscal years as follows: $5.0 million per vessel in each of fiscal years 2017 through 2020 and $5.2 million per vessel in fiscal year 2021, in each case subject to annual appropriations from Congress. There were no amendments to the authorized annual payments in fiscal years 2022-2025. As of February 26, 2016, our subsidiaries held a total of eight MSP contracts for six vessels. We are currently exploring possibilities to utilize the remaining two contracts. For a discussion of certain appropriation risks, see Item 1A of this report.

Under the Merchant Marine Act of 1920, U.S. Flag vessels are subject to requisition or charter to the U.S. Government’s Military Sealift Command (the “MSC”) whenever the President declares that national security requires such action. The owners of any such vessels must receive just compensation as provided by law, but there is no assurance that lost profits, if any, will be fully recovered. In addition, during any extension period under each MSC charter or contract, the MSC has the right to terminate the charter or contract on 30 days’ notice.

The Merchant Marine Act of 1920 regulates maritime commerce in U.S. waters between U.S. ports. Section 27 of this statute, better known as the Jones Act, requires that all goods transported by water between U.S. ports must, subject to certain limited exceptions, be carried aboard U.S. flag vessels that are constructed in the U.S., crewed by U.S. citizens and owned predominantly by U.S. citizens. Certain of our U.S. coastwise transportation agreements impose similar requirements. We monitor our stock ownership to verify our continuing compliance with these requirements. Our certificate of incorporation allows our Board of Directors to restrict the acquisition of our capital stock by non-U.S. citizens. Under our certificate of incorporation, our Board of Directors may, in the event of a transfer of our capital stock that would result in non-U.S. citizens owning more than 23% (the “permitted amount”) of our total voting power, declare such transfer to be void and ineffective. In addition, our Board of Directors may, in its sole discretion, deny voting rights and withhold dividends with respect to any shares of our capital stock owned by non-U.S. citizens in excess of the permitted amount. Furthermore, our Board of Directors is entitled under our certificate of incorporation to redeem shares owned by non-U.S. citizens in excess of the permitted amount in order to reduce the ownership of our capital stock by non-U.S. citizens to the permitted amount.

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

Our operations are regulated by various environmental laws, including the Oil Pollution Act of 1990 (“OPA”), the Federal Water Pollution Control Act, the Act to Prevent Pollution from Ships and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), all of which are administered by the U.S. Coast Guard and other federal agencies. Under OPA, vessel owners, operators and bareboat charterers are jointly, severally and strictly liable for all response costs and other damages arising from oil spills from their vessels in waters subject to U.S. jurisdiction, with certain limited exceptions. Other damages include, but are not limited to, natural resource damages, real and personal property damages, and other economic damages such as net loss of taxes, royalties, rents, profits or earning capacity, and loss of subsistence use of natural resources. For non-tanker vessels, OPA limits the liability of responsible parties to the greater of $1,000 per gross ton or $854,400. The limits of liability do not apply if it is shown that the discharge was proximately caused by the gross negligence or willful misconduct of, or a violation of a federal safety, construction or operating regulation by, the responsible party, an agent of the responsible party or a person acting pursuant to a contractual relationship with the responsible party. Further, the limits do not apply if the responsible party fails or refuses to report the incident, or to cooperate and assist in oil spill removal activities. Additionally, OPA specifically permits individual states to impose their own liability regimes with regard to oil discharges occurring within state waters, and some states have implemented such regimes.

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

The Maritime Transportation Act of 2004 amended the OPA to require owners or operators of all non-tanker vessels of 400 gross tons or greater to develop and submit plans for responding, to the maximum extent practicable, to worst case discharges and substantial threats of discharges of oil from these vessels. This statute extends to all types of vessels of 400 gross tons or greater. The vessel response planning requirements of OPA had previously only applied to tanker vessels. We have received Coast Guard approval for all of our vessels.

CERCLA also applies to owners and operators of vessels, and contains a similar liability regime for cleanup and removal of hazardous substances and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million per vessel.

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

Competition

The shipping industry is intensely competitive and is influenced by economic and political events largely outside the control of shipping companies. Varying economic factors can cause wide swings in freight rates and sudden shifts in traffic patterns or shipping needs. Vessel redeployments and new vessel construction can lead to an overcapacity of vessels offering the same service or operating in the same market. Changes in the political or regulatory environment can also create competition that is not necessarily based on normal considerations of profit and loss. Several of our competitors have substantially greater resources than we do. Our strategy is to attempt to reduce the effects of cyclical market conditions by operating specialized vessels in niche market segments and deploying a substantial number of our vessels under medium to long-term time contracts with creditworthy customers and on trade routes where we have established market share. We also seek to compete effectively in the traditional areas of price, reliability and timeliness of service.

Our Jones Act and PCTC segments primarily include medium and long-term contracts with long standing customers.  We compete with a large number of other Jones Act shipping companies and, to a lesser degree, rail transportation companies with respect to certain of our Jones Act cargoes. The reduction in demand for coal and certain other commodities has intensified the competition to transport the reduced amount of cargoes. For these reasons, we have experienced enhanced pricing constraints in connection with our recent contract renewals.

While our U.S. flag PCTCs operate worldwide in markets where international-flagged vessels with foreign crews predominate, we believe that our U.S. flag PCTCs can compete effectively in obtaining renewals of existing contracts if we are able to continue to participate in the MSP, continue to receive cooperation from our seamen’s unions in controlling costs and carry U.S. flag supplemental cargoes.

Our Rail-Ferry segment faces competition principally from companies who transport cargo over land rather than water including railroads and trucking companies that cross land borders.

For information on competitive conditions impacting our vessels held for sale, see our prior reports with the SEC.

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

For information on our major customers, see Item 1A and Item 8 of this annual report.

Employees

As of December 31, 2015, we employed approximately 311 shipboard personnel and 147 shoreside personnel.  We consider relations with our employees to be good.

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

Investors may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

In a couple of instances in this Annual Report we refer investors to information to be made available in our 2015 Annual Report to Shareholders.  On or around March 18, 2016,  we expect to furnish our 2015 Annual Report to Shareholders to our stockholders of record as of March 10, 2016, and will otherwise be posted when available on our website.

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

ITEM 1A.RISK FACTORS

The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. You should carefully consider these factors, in addition to the other information set forth in this report, when evaluating our business and whether to purchase, sell or hold our securities. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that (i) are not currently known to us, (ii) we currently deem to be immaterial or (iii) are not specific to us or our industry, such as the impact of general economic conditions or natural disasters.

Our industry has experienced a recent sharp decline in the demand for certain of the services we offer, which has negatively impacted our revenues and earnings.

Historically, the shipping industry has been cyclical. The nature, timing and degree of changes to industry conditions are generally unpredictable and are impacted by factors beyond our control. Various factors influence the demand for our transportation services, including changes in (i) worldwide demand for the commercial products we carry, (ii) the volume of cargoes we carry for or the amount of services we provide to the U.S. government, (iii) the supply and demand for vessels, (iv) political and regulatory conditions domestically and internationally, (v) the proximities of regions producing and consuming cargoes, and (vi) seaborne and alternative transportation patterns, including the distance cargo is transported by sea and the impact of military or civil disturbances. The worldwide supply of vessels generally increases with deliveries of new, refurbished or converted vessels and decreases with the scrapping of older vessels. If the available supply of vessels exceeds the demand for ship transportation services, competition in the markets where we operate will likely increase and the time charter hire and cargo rates for our vessels will likely decrease, resulting in, among other things, lower operating revenues, earnings and asset values.

Currently we face highly competitive and challenging market conditions. In many markets, the available supply of vessels exceeds market demands for such vessels. Time charter hire and cargo rates are currently at depressed levels in a large number of markets. Certain indices used as benchmarks to monitor the movement of cargoes, such as the Baltic Dry Index, have reached all-time lows within the past few months. These conditions have adversely impacted the maritime transportation industry in several respects, including lower vessel values, reduced financing options, reduced secondhand markets for used vessels, increased demands for freight rate reductions and widespread loan covenant defaults by shipping companies. As a result of these developments, several shipping companies have announced reductions in their capital expenditure or fleet expansion plans, and some have sought bankruptcy protection. We currently believe these market conditions will continue to impact our operating revenues, earnings and asset values (regardless of whether we successfully implement our Strategic Plan), which will continue to place pressure on the market value of our capital stock.

Our operating results for any particular period can vary significantly based on the amount of supplemental cargoes we carry during that period, which is completely outside of our control. During periods of relatively low supplemental cargoes, such as the past couple of years, our operating results are adversely affected. Due to the inherent variability of these supplemental cargoes, we cannot predict the revenues or profits attributable to any supplemental cargo that we may carry for any particular future period.

We have incurred significant net losses the past two years, which, coupled with other factors, raises substantial doubt as to our ability to continue as a going concern.

Our net losses were $179.7 million and $54.7 million for the years ended December 31, 2015 and 2014, respectively. Based on current conditions, we expect to incur additional losses in 2016 (excluding potential gains on the sale of assets). These losses have substantially reduced our liquidity. This reduction in liquidity, coupled with other factors discussed in this report, caused us to reflect all of our outstanding indebtedness as current liabilities beginning September 30, 2015. As noted in the other risk factor disclosures below, we have recently been unsuccessful in raising new cash, and have sought to address our liquidity needs principally through the sale of assets.

As described in greater detail elsewhere herein, our continuing viability is dependent upon our ability to fully execute our Strategic Plan and to improve our operating results in 2016.  As a result of uncertainties regarding these matters, including our lenders’ abilities to demand payment under our debt agreements and our limited refinancing prospects, there is substantial doubt about our ability to continue as a going concern. This uncertainty may negatively impact the trading price of our outstanding securities and make it more difficult or impossible for us to obtain financing or renew commercial arrangements. If our operations were to cease, you may suffer a complete loss of your investment in our securities.

Our substantial indebtedness and lease commitments has adversely affected our financial condition and impaired our ability to operate and invest in our business.

We are a highly leveraged company and, as a result, have significant debt service obligations. As of December 31, 2015, we had $156.8 million of aggregate indebtedness outstanding (net of deferred debt issuance costs), all of which is currently classified as current liabilities. In addition to the liabilities recorded on our consolidated balance sheet as of December 31, 2015, we owe substantial amounts under our long-term operating leases. For additional information on our indebtedness and commitments, please see Items 7 and 8 of this report.

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

•

increasing the risk that we may not meet the financial covenants contained in our current or future debt agreements, or timely make all required debt payments due thereunder (either of which could result in an event of default thereunder);

•	limiting our ability to satisfy our other contractual obligations or commitments;
•	limiting our flexibility and our ability to capitalize on business opportunities, and to react to competitive pressures and adverse changes in our business or industry;
•

limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for working capital, capital expenditures, dividends, stock repurchases and other general business activities, because we must dedicate a substantial portion of these funds to service our debt;

•	increasing our vulnerability to a downturn in our business, an increase in prevailing interest rates and other adverse economic or industry conditions generally;
•	placing us at a competitive disadvantage as compared to those of our less leveraged competitors;
•	limiting our ability, or increasing the costs, to refinance our indebtedness; and
•	limiting our ability to enter into hedging transactions by reducing the number of counter-parties with whom we can enter into such transactions as well as the volume of those transactions.

Notwithstanding our leverage, we believe that we will be required to continue to incur capital expenditures to maintain, upgrade and modernize our fleet. As discussed further below, we must continue to periodically incur drydock expenses to maintain our ability to operate our vessels. Moreover, we believe we will need to replace several of our aging vessels, particularly those in our Jones Act fleet. We cannot assure you that our cash will be sufficient to properly maintain, upgrade and modernize our fleet.

As described further in this report, our ability to meet our debt obligations, lease commitments and other expenses will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.

Subject to market conditions, we may periodically seek additional borrowings either to refinance some or all of our debt or for other purposes, such as purchasing vessels or businesses or funding uninsured losses or liabilities. Due to the current state of the credit markets and shipping industry, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For all the reasons referred to under “- The current state of global financial markets and current economic and industry conditions have adversely impacted, and may continue to adversely impact, our ability to obtain additional financing,” you should not assume that we will be able to obtain additional financing. If we are able to obtain additional financing, our credit may be adversely affected and our ability to satisfy our obligations under our then outstanding indebtedness could be adversely affected. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this report.

Because of our substantial indebtedness, we have in the past had to obtain default waivers or amendments pertaining to various of the covenants included in our credit facilities in order to avoid or cure non-compliance or default thereunder, and we may in the future have to seek similar waivers under our credit facilities. There is a risk that such waivers may be costly or may not be granted at all and our ability to satisfy our obligations could consequently be adversely affected. For additional information, see “– We cannot assure that we will be able to comply with all of our loan covenants.”

If we cannot service our current or future indebtedness or otherwise comply with the covenants in our credit facilities, we could be forced to sell additional assets, modify our current business plans or strategies (including our Strategic Plan), reduce or delay capital expenditures, reduce or eliminate distributions, enter into financings of our unencumbered vessels, restructure or refinance existing debt, delay or refrain from making contractually required payments, curtail certain of our operations, seek additional equity capital, seek bankruptcy protection or liquidate our operations. We cannot assure you that we will be able to implement any of these potential actions in a timely manner or at all. Some or all of these actions could further reduce or eliminate the value of our outstanding common and preferred stock.

We cannot assure that we will be able to comply with all of our loan covenants.

All of our credit agreements and several of our lease agreements impose restrictions or limitations on our business and require us to comply with various loan covenants. The restrictions or limitations these covenants place on us include limitations on our ability to freely: (i) consolidate or merge; (ii) incur new or certain types of debt; (iii) engage in transactions with affiliates; (iv) create liens or permit them to exist on our assets; (v) sell certain assets; (vi) enter into sales and leaseback transactions; (vii) directly invest in assets other than vessels and (viii) pay dividends on our capital stock. These covenants may prevent us from engaging in transactions that otherwise might be considered beneficial to us and our stockholders.

In addition, all of our credit agreements and several of our lease agreements include financial covenants that stipulate (i) minimum levels of net worth, working capital, liquidity and expense coverage and (ii) maximum levels of debt and debt leverage. Our ability to satisfy these and other covenants depends on a wide range of factors, including our financial position, results of operations, cash flows, and ability to respond to changes in business and economic conditions. Our ability to respond to such changes may be beyond our control or may be significantly restricted by contractual or other limitations.

As noted in greater detail elsewhere in this report, since early 2014 we have struggled to meet some or all of our required financial covenants. Consequently, we solicited and received from our lenders and lessors amendments to or default waivers from various of these covenants to assure our compliance therewith on multiple occasions over the past couple of years, beginning as of March 31, 2014. As discussed elsewhere in this report, we received most recently (i) waivers to temporarily cure covenant defaults at September 30, 2015, (ii) a series of comprehensive covenant default waivers on or about November 16, 2015, and (iii) a series of additional covenant default waivers since then to address, among other things, our failure to comply with various requirements included in our contractual arrangements with our lenders and lessors. As discussed elsewhere in this report (including the risk factor immediately below), we cannot assure you that we will be able to comply with all of our financial or other loan covenants in the future.

Failure to satisfy any of the financial covenants in any of our financing agreements could cause us to suffer an event of default, which could, among other things, accelerate our obligations under such agreement or preclude us from making future borrowings thereunder. Moreover, because our debt obligations are represented by separate agreements with different lenders and lessors, in some cases any breach of these covenants or any other default under one agreement may create an event of default under other agreements, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such other agreements (even though we may otherwise be in compliance with our obligations under those agreements). Thus, an event of default under a single agreement, including one that is technical in nature or otherwise not material, could result in the acceleration of significant indebtedness under multiple lending agreements. If amounts outstanding under such agreements were to be accelerated, under current circumstances it is unlikely that we would be able to obtain additional sources of cash to repay the accelerated indebtedness (either under our current financing arrangements or new ones) and it is likely that one or more of our lenders would proceed against the collateral securing that indebtedness.

If we default under our credit agreements or certain of our principal lease agreements, we would face a number of potentially adverse consequences, including our potential inability to continue as a going concern, all of which are described elsewhere herein in further detail, including in the risk factors immediately above and below.

For further detailed information on our lack of compliance with our financial covenants, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this report.

Our failure to successfully implement the remainder of our Strategic Plan could materially adversely harm us.

As explained in greater detail elsewhere in this report, we do not believe we will be able to service our required obligations or meet the financial covenants contained in our principal financing agreements unless we successfully implement a range of actions contemplated under our Strategic Plan, as well as possible transactions outside of the Strategic Plan, including locating one or more purchasers willing to pay fair value for a large number of our non-core assets by various specified dates in the first half of 2016. Although we have already completed several planned asset sales, we still need to complete several other sales or negotiate alternative transactions in order to meet our objectives under the plan, all of which will need to comply with our contractual arrangements with our lenders and lessors. With respect to these future transactions, we cannot assure you that we will locate purchasers for all or any of the assets that we have committed to sell under our recent credit facility amendments, nor can we assure you that such purchasers will be willing to pay the minimum prices required by our creditors or to purchase our assets by the dates required by our lenders, particularly in light of the depressed state of the shipping industry. There may be other impediments to our ability to sell assets, including (i) the need to obtain corporate or regulatory approvals, (ii) the receipt of required consents from various other third parties, such as our customers, lessors or lenders, and (iii) actual or threatened litigation, including potential challenges that the sales are void under fraudulent transfer, insolvency or other laws that seek to protect the interests of creditors. Moreover, other elements of our Strategic Plan are dependent upon various negotiations or cost-cutting initiatives, the success of which is partly or wholly outside of our control. For all these reasons, we cannot assure you that we will be able to successfully implement our Strategic Plan, or to comply with the requirements imposed by our lenders and lessors in our credit facility amendments entered into since mid-November 2016. For additional information, see Note F – Debt Obligations to our consolidated financial statements set forth in Item 8 of this report. If we fail to implement our Strategic Plan or comply with our recent credit facility amendments, or if for any other reason we fail to pay our debts as they become due or to meet our credit facility covenants (whether for reasons within our control or outside of our control), our lenders and lessors would have the right to accelerate our debt, to demand payment and to proceed against the collateral securing that debt. Any such event, if not successfully mitigated, would substantially increase the likelihood of us curtailing some or all of our operations, seeking bankruptcy protection or liquidating our operations.

If we successfully implement our Strategic Plan or take other steps to reduce our indebtedness, the profile of our operating assets will be materially different.

Prior to adopting our Strategic Plan on October 21, 2015, we operated six separate segments. In addition to selling the vessels and contracts operated by our Dry Bulk Carriers segment, we plan to sell, or have already sold, various other assets, including (i) our minority equity interests in entities operating mini-bulkers, chemical tankers and asphalt tankers, (ii) one of our international-flagged PCTCs, (iii) one of our Jones Act tug/barge units, (iv) our rail car repair facilities near the port of Mobile, Alabama and (v) certain brokerage contracts. In connection with our attempt to strengthen our financial position and liquidity, we may seek to sell other assets, either on our own initiative or at the request of our creditors. Assuming these initiatives are successful, we will own fewer income-generating assets operating in a smaller, less diversified set of markets. Although we believe that the successful implementation of these initiatives will better position us to discharge our obligations, given the unpredictability of our ongoing negotiations with our lenders, lessors and potential vessel purchasers, we cannot assure you which operations will remain. Moreover, we cannot assure you that our remaining operations will be profitable or viable.

The market value of our vessels has decreased, and may decrease further in the future.

The fair market value of each of our vessels is dependent upon a variety of factors, including:

•	general economic and market conditions affecting the marine transportation industry, including the demand for cargoes, the demand for vessels and the availability of vessel financing;
•	prevailing levels of time charter and voyage rates;
•	the number of comparable vessels in the world fleet;
•	the types and sizes of comparable vessels available;
•	the specific age and attributes of the vessel;
•	changes in trading patterns or trading routes that affect demand for particular sizes and types of comparable vessels;
•	the cost of vessels under construction and scrap prices;
•	changes in regulation or competition from other shipping companies and other modes of transportation; and
•	technological advances in vessel design and propulsion.

As a result of the decline of prevailing freight rates and demand for our vessels and services, among other factors, the fair market value of our vessels has declined in recent periods. The fair market value of our vessels may decline further in the future.

Declines in the market values of our vessels can result in asset impairment charges, covenant defaults and various other adverse consequences.

The above-referenced decline in the fair market value of our vessels will limit the amount of proceeds we can reasonably expect to receive in connection with implementing our plans to sell vessels to simplify our operations and reduce our indebtedness. If the proceeds from our sale of certain specified vessels are below certain specified amounts, we will breach certain commitments we have made to our lenders in late 2015, which could, in the absence of waivers, lead to events of default under our financing agreements. The decline in asset values also limits the collateral value of vessels we have pledged as security to our lenders, which could reduce their willingness to extend more credit or restructure their existing loans. Lower asset values of our unencumbered vessels will also limit the amount of funds we could potentially raise by offering those vessels as loan collateral.

Falling asset prices can also result in impairment charges. Given current weaknesses in our business and industry, we have elected to test our vessels for impairment on a quarterly basis.  We may incur additional non-cash impairment charges in connection with (i) further implementation of our Strategic Plan, (ii) amendments to our Strategic Plan or future determinations to market or sell other assets not currently included within the scope of our Strategic Plan or (iii) further declines in our business or the maritime transportation industry in general. In 2015 and 2014, we recognized impairment losses of $154.4 million and $38.2 million, respectively. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Long-Lived Assets.”

Under certain conditions, declines in the value of our assets or our incurrence of impairment charges can cause us to fail to comply with covenants in our financing agreements. Although we currently have in place temporary covenant default waivers that address prior covenant defaults resulting from lower asset values, we cannot assure you that future declines in our asset values will not give rise to future covenant defaults or that our lenders or lessors will be willing to provide relief in connection with such defaults. Covenant defaults could result in the consequences described under “– We cannot assure that we will be able to comply with all of our loan covenants.”

The sale of our assets could result in other losses or liabilities.

Depending on a wide variety of factors, the sale of substantial portions of our assets, either in connection with our Strategic Plan or otherwise, could cause us to incur withdrawal liabilities under our multi-employer pension plans. These liabilities, if incurred, could be substantial.

Moreover, if we sell any assets for prices below our carrying value for the asset, we will incur losses that will be required to be reported on our consolidated statements of income under U.S. generally accepted accounting principles. These losses could, among other things, limit our ability to raise capital or comply with the above-referenced covenants contained in our financing agreements.

Our capital stock is no longer listed on a major stock exchange, which may adversely affect the trading price and liquidity of our capital stock.

In late December 2015, each class of our outstanding common and preferred stock ceased to qualify for trading on the New York Stock Exchange (“NYSE”). Subsequently, each such class has commenced trading on the OTCQX market (“OTCQX”), an inter-dealer quotation service maintained by OTC Markets Group Inc. for over-the-counter securities. Stocks traded on the OTCQX market generally have lower trading volumes, fewer market makers, higher trading volatility and wider spreads between bid and ask quotations than stocks traded on national exchanges. A significant number of institutional investors have investment policies that prohibit them from trading in OTCQX securities. Similarly, many brokers may be restricted from recommending OTCQX securities to their customers due to their firm’s trading policies or applicable regulations of self-regulatory agencies. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This significantly limits the liquidity of our capital stock, and may adversely affect demand for and the market price of our capital stock. Moreover, the OTCQX market is much less regulated than the major exchanges, which could lead to a greater incidence of trading abuses. For all these reasons, our securities should be purchased or held only by investors who are willing and able to assume these risks and who can hold our securities for an indefinite period of time.

A limited trading market may also impair our ability to (i) raise capital by selling shares of capital stock, (ii) acquire other companies or assets by using our capital stock as consideration, (iii) attract coverage from analysts, and (iv) use equity-based compensation to incentivize our key personnel.

We do not now, and are not expected to in the foreseeable future, meet the listing standards of the NYSE or any other national securities exchange. The listing of our securities on the OTCQX could be suspended or terminated if we fail to attain certain requirements for continued qualification. As such, we cannot assure you that our capital stock will continue to trade on the OTCQX. Any failure of our capital stock to continue to qualify for OTCQX trading could further limit the liquidity and trading value of our securities.

We currently owe cumulative dividends with respect to our preferred stock, which precludes us from paying dividends with respect to our common stock and has certain other potential or actual adverse consequences.

Our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock and 9.00% Series B Cumulative Redeemable Perpetual Preferred Stock accrue dividends that are payable on January 30, April 30, July 30 and October 30 of each year, when, as and if declared by our Board of Directors. We paid all accrued dividends with respect to our preferred stock through July 30, 2015, but deferred payment of dividends accrued on such stock that were payable on October 30, 2015 and January 30, 2016 as certain of our November 2015 credit facility amendments prohibit us from paying preferred stock dividends unless various financial conditions are met.

Our failure to pay dividends on October 30, 2015 and January 30, 2016 has increased the dividend rate accruing on our preferred stock. Under the terms of each of our series of preferred stock, our failure to pay dividends on such shares on any two dividend payment dates (whether consecutive or not) results in the per annum dividend rate increasing by an additional 2.00% per $100.00 stated liquidation preference, or $2.00 per annum, up to a maximum annual dividend rate of twice the original interest rate, commencing on and after the day following such second dividend payment date. Consequently, the dividend rate accruing on both of our series of outstanding preferred stock increased, effective January 31, 2016, and will continue to increase if we fail to make upcoming quarterly preferred dividend payments. The dividend rate will reset to the original dividend rate if and when we have paid all accrued and unpaid dividends for three consecutive quarters.

If we do not pay dividends in full on either series of our preferred stock for six or more quarterly periods, whether or not consecutive, then the holders of our outstanding preferred stock will be entitled to elect two additional directors to serve, during the period of such payment arrearage, on our board of directors, subject to various specified terms, conditions and limitations specified in our charter.

Moreover, as noted in the next risk factor, our failure to pay dividends with respect to our preferred stock precludes us from paying dividends with respect to our common stock.

We are currently restricted from paying dividends with respect to our common stock.

As noted above, we currently owe cumulative dividends with respect to our preferred stock. No cash dividends may be declared or paid on any of our common stock unless full cumulative dividends have been or contemporaneously are paid on all of our outstanding shares of preferred stock through the most recent respective dividend payment dates. In addition, the terms of our charter governing our preferred stock prohibit us from paying any common stock dividends unless we attain specified net worth ratio, and at least one of our credit facilities prohibits the payment of any common stock dividends unless we have at least $30.0 million of liquidity after making such payment. Consequently, we will be unable to pay cash dividends with respect to our common stock unless (i) we have paid all accrued and unpaid dividends with respect to our preferred stock through the most recent respective dividend payment dates, (ii) we are in compliance with the above-described net worth ratio governing our preferred stock and (iii) we meet the requirements for paying dividends under our credit facilities.

There are various other reasons why we may not be willing or able to make quarterly dividends on, or any other payments in respect of, our outstanding capital stock, either on a timely basis or at all.

As noted in the immediately preceding risk factor, we currently owe cumulative dividends with respect to our preferred stock and are precluded from paying dividends with respect to our common stock. Even if we are willing and able to pay the full amount of cumulative dividends that have accrued on our shares of preferred stock, we cannot assure you, for the other reasons noted below, that we will pay dividends on, or make other payments in respect of, our capital stock.

Because we are a holding company with no material assets other than the stock of our subsidiaries, our ability to pay dividends will depend on the earnings and cash flow of our subsidiaries and their ability to furnish funds to us in the form of dividends, loans or other payments.

Any quarterly dividends on our common stock and our Series A and Series B Preferred Shares may be paid from funds legally available for such purpose when, as and if declared by our Board of Directors. You should be aware that certain factors may influence our decision, or adversely affect our ability, to pay dividends on our common stock or our Series A and Series B Preferred Shares, including, among other things:

•

our supply of cash or other liquid assets might be insufficient for any of the reasons described in this report, including (i) due to net losses from our operations or changes in competition, regulation, vessel rates, fleet deployment, taxes, capital markets, operating or drydock costs, or litigation expense or (ii) the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to lawfully transfer cash to us;

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
•

restrictions imposed by our existing or future credit facilities, operating leases, debt securities, preferred stock securities (including those referred to above), or other agreements, including restricted payment and leverage covenants;

•

our cash requirements or plans might change for a wide variety of reasons, including changes in our debt payment plans, capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, pension funding requirements or plans, or financial position;

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

Based on its evaluation of these and other relevant factors at any particular future date, our Board of Directors may, in its sole discretion, decide not to declare a dividend on our common stock or our Series A or B Preferred Shares for any quarterly period for any reason, regardless of whether at such time we have funds legally available for such purposes and are permitted to do so under applicable contract or charter restrictions. Holders of our equity securities should be aware that they have no contractual or other legal right to receive dividends.

The current state of global financial markets and current economic and industry conditions have adversely impacted, and may continue to adversely impact, our ability to obtain additional financing.

During the second half of 2014, we attempted to raise cash to recapitalize our debt and operating leases through the issuance of debt securities or borrowings from financial institutions, but ultimately abandoned these efforts in light of challenging conditions in the capital markets generally and for maritime transportation companies specifically. Subject to market conditions, we may in the future re-attempt to access the capital markets to raise cash, either to refinance some or all of our debt or for other purposes. Our ability to arrange any such financing could be limited by, among other factors, (i) our financial position and performance, (ii) restrictions on financing transactions imposed under our financing, lease, charter or other commercial agreements, (iii) our relative lack of unencumbered assets that we can offer as collateral to creditors and (iv) prevailing market conditions and other factors beyond our control. Global financial markets continue to be volatile, particularly with respect to underperforming industries such as ours. Prevailing market conditions could be adversely affected by (i) general economic conditions, such as disruptions in domestic or overseas sovereign debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the maritime transportation industry, such as the continuation of vessel over-capacity, depressed freight rates and low vessel values. Volatility in the global markets, among other factors, could continue to limit our access to the credit markets, leading to higher borrowing costs or our inability to obtain financing on terms that are as favorable as those from which we previously benefitted, on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.

Economic conditions, a prolonged economic downturn, economic uncertainty, an increase in trade protectionism or a change in trade patterns in the markets where we operate may have a material adverse effect on our business, financial condition and results of operations.

The demand for our transportation services has been and will continue to be affected by domestic and global economic conditions. Worldwide economic growth has been sluggish since 2008, which has contributed to lower charter rates for marine transportation services since then. Many experts believe that a confluence of worldwide factors could result in a prolonged period of economic downturn, slow growth or economic uncertainty. If these conditions persist, our customers and potential customers may experience deterioration in their business, which may result in a lower demand for our transportation services or impair the ability of our customers or other third parties to pay amounts owed to us. Moreover, our business, financial condition, results of operations, ability to pay dividends and future prospects will likely be materially and adversely affected by a prolonged economic downturn impacting our markets.

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

Changes in economic policy could similarly reduce the demand for shipping services. For instance, the government of China recently implemented economic policies designed to increase domestic consumption of Chinese-made products. Demand for our services could be adversely affected if China or other countries implement these or similar types of policies.

A significant amount of our revenues are derived from four customers, and our revenues could decrease significantly if these customers were lost or their revenues decreased.

We derive a significant amount of our revenue from contracts with various agencies or departments of the U.S. government and from our top three commercial customers. For the years ended December 31, 2015 and 2014, we derived the following portion of our revenues from our contracts with the following top customers:

	2015	2014
Revenues from U.S. Government	20%	14%
Revenues from Top Three Commercial Customers	32%	39%

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

Our reliance on revenue from the U.S. Government subjects us to the risks of reduced governmental funding and spending.

We derive revenues from the federal government in exchange for (i) transporting various cargoes, including military equipment and food aid, and (ii) providing access to certain of our vessels under military readiness programs. Amounts spent by the federal government for these services are subject to the federal government’s budgetary and legislative processes. In the recent past, certain payments to us by the federal government have been reduced in connection with Congressional budget cuts, and we could experience similar cuts in the future. Moreover, the volume of governmental cargoes is volatile and influenced by a wide variety of factors, including the level of U.S. military activity overseas. Currently pending government proposals could reduce the level of food shipped by the federal government, thereby decreasing demand for our services. For all these reasons, there can be no assurance that the federal government will authorize or spend any particular amount of funds on transportation services or military readiness programs for any specified period.

In addition, the federal government can unilaterally cancel our federal contracts at any time without cause and without penalty to the government, subject to, in most cases, our contractual right to receive certain early termination fees. Accordingly, there can be no assurance that the federal government will not cancel any federal government contracts that have been or will be awarded to us. In addition, under certain circumstances, the federal government can suspend or terminate our eligibility to provide additional future services to the federal government. Any of these developments could materially adversely affect our business, operations, revenues and profits.

We depend on our ability to qualify as an eligible bidder under contract criteria and to compete successfully against other qualified bidders in order to obtain certain of our contracts.

The U.S. government and certain of our customers conduct rigorous competitive processes for awarding certain contracts pursued by us. We typically face strong competition and pricing pressures for competitively bid contract awards, and we may be required to qualify or continue to qualify under applicable contract criteria. Our inability to qualify as an eligible bidder under government contract criteria could preclude us from competing for certain contract awards. In addition, our inability to qualify as an eligible bidder, or to compete successfully when bidding for certain contracts and to win those contracts, could materially adversely affect our business, operations, revenues and profits.

We may not be able to renew our time charters and contracts when they expire at favorable rates or at all.

During the year ended December 31, 2015, we received approximately 73% of our revenue from time charters and other fixed contracts. However, there can be no assurance that any of these charters or contracts, which are generally for periods of one year or more, will be renewed.

Moreover, you should be aware that shipping rates are based on several factors that are unpredictable and beyond our control. Accordingly, even if we are able to renew our charters or other fixed contracts when they lapse, we may not be able to earn rates or carry volumes comparable to those received under the expired charters or contracts, which would adversely affect our revenues, earnings and cash flows. From time to time over the past year, we have been unable to renew our shipping contracts without agreeing to rate decreases, and we expect this may continue to be the case with respect to certain upcoming contract renewals in light of currently prevailing low freight rates.

In the event we cannot deploy a vessel at economically viable rates, we may opt to lay up the vessel until such time that spot or charter rates become attractive again. During the period of lay-up, the vessel will continue to incur expenditures such as insurance and maintenance costs.

If our exposure to the spot market increases, our revenues could suffer and our expenses could increase.

At December 31, 2015, we derived approximately 27% of our revenue from the spot market, where rates are typically volatile and subject to short-term market fluctuations. The spot market for marine transportation services is highly competitive, and, as noted above, charter rates for most dry cargo vessels in the spot market are currently at or near historical lows. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit and an increased risk that we will be unable to recoup our investment in those vessels.

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

Many of our current and potential competitors may:

•	have greater resources or stronger brands than we have;
•	own larger and more diverse fleets of vessels;
•	be less leveraged than us;
•	conduct operations or raise capital at lower costs than us; or
•	be better positioned to adapt to changes in market or economic conditions.

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

Older vessels have higher operating and capital costs and are potentially less desirable to charterers.

The average age of the vessels in our fleet that we own or lease, excluding our vessels engaged in U.S. coastwise trade, is approximately fourteen years. The average age of our vessels actively engaged in U.S. coastwise trade is approximately thirty-four years (which reflects the longer vessel lives typically associated with vessels deployed in this trade). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 7 of this report. In general, capital expenditures and other costs necessary for maintaining and insuring a vessel in good operating condition increase and become more difficult to estimate with accuracy as the age of the vessel increases. Moreover, customers generally prefer modern vessels over older vessels, which places the older vessels at a competitive disadvantage, especially in weak markets. In addition, changes in governmental regulations, compliance with classification society standards and customer requirements or competition may require us to make additional expenditures for alterations or the addition of new equipment. In order to make such alterations or add such equipment, we may be required to take our vessels out of service, thereby reducing our revenues. Expenditures such as these may also require us to incur additional debt or raise additional capital. There can be no assurance that market or general economic conditions will enable us to replace our existing vessels with new vessels, justify the expenditures necessary to maintain our older vessels in good operating condition or enable us to operate our older vessels profitably during the remainder of their estimated useful lives.

Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our operations.

The operations of our vessels are subject to various inherent risks, including:

•	catastrophic marine disaster;
•	adverse weather conditions or natural disasters;
•	mechanical failure or equipment damage;
•	collisions;
•	hazardous substance spills;
•	seizure or expropriation of our vessels by governments, pirates, combatants or others; and
•	navigation and human errors.

The occurrence of any of these events may result in, among other things, death or injury to persons, damage to or loss of our vessels and our vessels’ cargo or other property, delays in delivery of cargo, damage to other vessels and the environment, loss of revenues, termination of vessel charters or other contracts, fines, penalties or other restrictions on conducting business, damage to our reputation and customer relationships, and injury to personnel. Such occurrences may also result in a significant increase in our operating costs or liability to third parties.

Although we maintain insurance coverage against most of these risks at levels our management considers to be customary in the industry, risks may arise for which we are not adequately insured. Various claims, such as claims for business interruption, may not be covered by our policies. Additionally, any particular claim may be subject to deductibles or other coverage restrictions, the aggregate impact of which could be material. We cannot assure you that we will be able to renew our existing insurance coverage at commercially reasonable rates or that insurance will remain available at reasonable rates for each of our foreseeable risks that we seek to insure, especially those relating to terrorism, war or piracy. Similarly, we cannot assure you that our insurance coverage will be adequate to cover future claims as they arise, or that available insurance will cover all foreseeable risks, particularly those involving catastrophic environmental liability. Any uninsured or underinsured loss could have an adverse effect on our financial performance or condition.

Additionally, certain of our insurance coverage is maintained through mutual “protection and indemnity” associations, which are mutual insurance clubs whose members must contribute payments to cover losses sustained by other club members. As a member of such associations, we routinely pay premiums to fund liability reserves, and may be required to make additional payments to the extent member claims would surpass the reserves of the association. We may be subject to calls or premiums in amounts based not only on our own claim records, but also the claim records of all other members (or the members of affiliated clubs) over which we have no control. Our payment of these calls could result in significant additional expenses. In addition, we cannot assure you that other association members called upon to pay our claims will be able to do so, particularly since the exposure to such calls would be concentrated among a limited number of shipping companies, many or most of which are facing the same types of risks and current industry challenges as ours.

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

Our participation in the U.S. Government’s Maritime Security Program subjects us to certain operational risks.

Throughout 2015, we had eight contracts to participate in the Maritime Security Program (“MSP”), which included four of our PCTCs, two container vessels, and two multi-purpose heavy lift dry cargo vessels. In exchange for receiving fixed annual cash payments, we have committed under this program to providing capacity in our participating vessels for the movement of military cargoes upon the request of the U.S. Secretary of Defense in time of war or national emergency. If any of our participating vessels are called upon to provide such emergency military service in the future, we could be adversely affected if, among other things, such service interferes with our commercial shipping operations, reduces our aggregate revenues or endangers our vessels or their crews. As noted above under “– Our reliance on revenue from the U.S. government subjects us to the risks of reduced government funding,” we cannot assure you that Congress will continue funding the MSP, at current levels or at all.

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

World events could adversely affect our business

Continuing conflicts and recent developments in the Middle East, North Africa and Ukraine, and the presence of U.S. and other armed forces in the Middle East, may lead to additional acts of terrorism or armed conflict around the world. Disputes over certain islands and reefs in the East China Sea and South China Sea have created tensions among several Asian and other nations. These conditions may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also from time to time resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Any of these or similar occurrences could have a material adverse impact on our operating results.

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

Most of our debt agreements provide that it will be an event of default if we incur a change of control (as defined in such agreements, which we have publicly filed with the SEC). Unless the lender waives any such default or we pay the debt then owed under the applicable debt agreement, we would default under such debt agreement, which could in turn constitute a default under other of our debt agreements outstanding at that time. We may be unable or unwilling to cure any such event of default, either due to lack of cash, legal or contractual impediments, or otherwise, and we cannot assure you that our lenders would be willing to waive any such events of default or to restructure our debt. Moreover, the existence of these event of default provisions may in certain circumstances make more difficult or discourage a sale or takeover of us, or the removal of our incumbent directors.

We are subject to certain risks with respect to our counterparties on contracts, and failure of such counterparties to meet their obligations could cause us to suffer losses or otherwise adversely affect our business.

The ability and willingness of our counterparties to perform their obligations under their contracts with us will depend upon a number of factors that are beyond our control and may include, among other things, general economic conditions and the overall financial condition of these counterparties, especially in light of the current global financial weakness. If the charter rates payable under our contracts substantially exceed current rates, charterers may seek to renegotiate the previously-agreed upon rates or take other steps designed to attain rate reductions. If our counterparties fail to honor their obligations under their agreements with us, we could sustain significant losses or a reduction in our vessel usage, either of which could have an adverse effect on our financial condition, results of operations and cash flows.

Our business and operations are highly regulated, which can adversely affect our operations.

Our business and the shipping industry in general are subject to increasingly stringent local, state, federal, and international laws and regulations governing, among other things, the health and safety of our employees, and the staffing, construction, operation, insurance and transfer of our vessels. Many aspects of our operations are subject to regulation by a wide array of agencies, including the U.S. Coast Guard, the U.S. Occupational Safety and Health Administration, the National Transportation Safety Board, the U.S. Environmental Protection Agency, the U.S. Department of Homeland Security, the U.S. Customs and Border Protection and the United Nation’s International Maritime Organization, as well as various foreign agencies that regulate our operations under their respective jurisdictions. Compliance with or the enforcement of applicable laws and regulations could have an adverse effect on our business, results of operations or financial condition. For example, in the event of war or national emergency, our U.S. Flag vessels are subject to requisition by the U.S. government. Although we would be entitled to compensation in the event of a requisition of our vessels, the amount and timing of such payments would be uncertain and there would be no guarantee that such amounts would be paid, or if paid, would fully satisfy lost profits associated with the requisition. In addition, failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or, in certain cases, the suspension or termination of our operations.

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

Our business and the operation of our vessels are subject to extensive international, national and local environmental, health and safety laws in the jurisdictions in which our vessels operate, as well as in the country or countries of their registration. In recent years, the International Maritime Organization, the European Union and other governmental or quasi-governmental bodies have proposed or adopted measures designed to, among other things, reduce the sulfur content of maritime fuel and the amount of maritime carbon dioxide and other air emissions, and to manage ballast water and address invasive species concerns. Compliance with these laws and regulations can be costly. Failure to comply with these laws and regulations may result in penalties, sanctions or, in certain cases, the ultimate suspension or termination of our operations.

International, national and local laws that impose liability for oil spills or other ship-generated pollution have become more stringent over the past couple decades and may continue to become more stringent in the future. Some impose joint, several, and in some cases, unlimited liability on owners, operators and charterers regardless of fault. We could be held liable as an owner, operator or charterer under these laws. In addition, under certain circumstances, we could also be held accountable under these laws for acts or omissions of our affiliates, our charterers or other parties in connection with the management or operation of our vessels. Liability for a catastrophic spill could exceed the insurance coverage we have available, and result in our having to liquidate assets to pay claims. In addition, we may be required to contribute to funds established by regulatory authorities for the remediation of oil pollution damage or to provide financial assurances for oil spill liability to regulatory authorities.

The profitability and viability of certain of our customers’ businesses are dependent upon laws and regulations governing their operations. Laws that restrict or preclude their operations could reduce demand for certain vessels.

We may be affected by market or regulatory responses to climate change.

Increased concern about the potential impact of greenhouse gases, such as carbon dioxide resulting from combustion of fossil fuels, on climate change has resulted in efforts to regulate their emission. Legislation, international protocols, regulation or other restrictions on greenhouse gas emissions could increase our compliance costs and could also affect our customers. In particular, currently-pending U.S. governmental proposals to reduce carbon emissions could reduce the demand for our coal-carrying vessels deployed in our Jones Act operations. Additionally, in our normal course of operations, we use a significant amount of fossil fuels. The costs of controlling our greenhouse gas emissions or obtaining required emissions allowances in response to any regulatory change in our industry could increase materially.

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

Vessels must be drydocked periodically for regulatory compliance and for maintenance and repair. Our drydocking requirements are subject to associated risks, including delay and cost overruns, lack of necessary equipment, unforeseen engineering problems, employee strikes or other work stoppages, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in completing scheduled drydockings could have an adverse effect on our contract commitments. The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial. Our insurance does not cover these costs.

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

Our international operations are subject to U.S. and other laws and regulations regarding operations in foreign jurisdictions. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, anti-competition laws, anti-boycott laws, tax laws, immigration laws, privacy laws and accounting requirements. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time with little or no warning. There is a risk that these laws or regulations may be breached through inadvertence or mistake, fraudulent or negligent behavior of our employees or agents, failure to comply with certain formal documentation or technical requirements, or otherwise. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us or our personnel, or prohibitions on the conduct of our business or our ability to operate in one or more countries, any of which could have a material adverse effect on our business, results of operations or financial condition.

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, political or other business restrictions or requirements;
•	economic, political and social instability, with the attendant risks of extortion or civil unrest;
•	potential vessel seizure, terrorist attacks, piracy, kidnapping, the expropriation of assets and other governmental actions, many of which are not covered by our insurance;
•	currency and repatriation restrictions and exchange rate fluctuations;
•	potential submission of disputes to the jurisdiction of a foreign court or arbitration panel;
•	pandemics or epidemics that disrupt worldwide trade or the movement of vessels;
•	longer payment cycles and problems collecting accounts receivable;
•	uncertainties concerning import and export restrictions, including the risk of fines or penalties assessed for violations;
•	embargoes or other restrictive governmental actions that could limit our ability to operate in foreign countries;
•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act (the “FCPA”) as well as other anti-corruption laws;
•	the inability to enforce our contract rights, either due to under-developed legal systems or government actions that result in a deprivation of contract rights;
•	limitations in the availability, amount or terms of insurance coverage;
•	laws, policies or practices that restrict with whom we can contract or otherwise limit the scope of operations that can legally or practicably be conducted within any particular country;
•	the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public or governmental regulation that increase our operating expenses; and
•	challenges in staffing and managing foreign operations, including logistical and communications challenges.

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

As of December 31, 2015, all of our U.S. shipboard personnel were unionized employees covered by collective bargaining agreements.

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

Some of our employees are covered by several maritime laws, statutes and regulations which circumvent and nullify certain liability limits established by state workers’ compensation laws, including provisions of the Jones Act, the Death on the High Seas Act, and the Seamen’s Wage Act. We are not generally protected by the limits imposed by state workers’ compensation statutes for these particular employees, and, as a result, our exposure for claims asserted by these employees may be greater than the exposure for claims faced by employers in other industries.

We are subject to the control of our principal stockholders.

As of February 25, 2016, two of our current directors, Niels M. Johnsen and Erik L. Johnsen, and their respective family members and affiliated entities, beneficially owned an aggregate of 20.3% of our common stock. Niels M. Johnsen and Erik L. Johnsen are also executive officers of the Company, and their respective fathers were formerly executive officers and directors. As a result, the Johnsen family may have the ability to exert significant influence over our affairs and management, including the election of directors, delaying or opposing a change of control transaction, and effecting other corporate actions requiring stockholder approval.

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

In the ordinary course of our business, we may be exposed to foreign currency, interest rate and commodity price risks. From time to time in the past, we have utilized derivative financial instruments, including interest rate swap agreements, forward exchange contracts, and commodity swap agreements to manage certain of these exposures. We hedge only firm commitments or anticipated transactions and do not use derivatives for speculation. We neither hold nor issue financial instruments for trading purposes. Nevertheless, even though our hedging strategies are designed to manage our exposure to changes in market conditions, entering into swaps and forward exchange contracts is inherently risky. The derivative strategies that we employ in the future may not be successful or effective, and we could, as a result, incur substantial additional interest costs or charges against our income.

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act provides for new statutory and regulatory requirements for derivative transactions, including foreign currency, interest rate and commodity price hedging transactions. The rules currently adopted under this statute may reduce our ability to execute these types of hedging transactions. Further rulemaking could further reduce our ability to implement hedging transactions. In addition, the banks and other derivatives dealers who are our contractual counterparties are required to comply with extensive new regulation under this statute, which could reduce their willingness to engage in these transactions or increase the fees they charge.

Loss of our senior management or other key personnel could have an adverse effect on our business, financial condition and results of operations.

Our future success will depend, in significant part, upon the continued services of our senior management team and other key personnel, especially those of our Chief Executive Officer, President, and Chief Financial Officer, who have substantial experience in the shipping industry and approximately 120 years of collective experience with us. We believe that the experience of our senior management team is a vital component to maintaining long-term relationships with our customers. The loss of the services of any of these individuals could adversely affect our future operating results, and we may have to incur significant costs to find sufficient replacements for them, if available.

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

The laws governing our ability to utilize net operating losses (“NOLs”) are complex. We cannot assure you that we will continue to be able to utilize our NOLs as anticipated, or that these NOLs will not be depleted sooner than expected. If and when our NOLs are fully utilized, we expect that the amount of our cash flow dedicated to the payment of federal taxes will increase substantially.

We could face liabilities as a result of certain legal and regulatory proceedings.

From time to time, we are subject to legal and regulatory proceedings in the ordinary course of our business. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely to us. An adverse outcome in a legal or regulatory matter could, depending on the facts, have an adverse effect on our business, results of operations, cash flows or financial condition.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, have increased legal and financial compliance costs and made some activities more time consuming. Any future failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could result in several adverse consequences, including those referenced in the next risk factor.

Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.

There can be no assurance that our disclosure controls and procedures will be effective in the future or that we will not experience a material weakness or significant deficiency in internal control over financial reporting. Any such lapses or deficiencies may materially and adversely affect our business, operating results, cash flows or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, including litigation brought by private individuals, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.

If conditions or assumptions differ from the judgments, assumptions or estimates used in our accounting policies, the accuracy of our financial statements and related disclosures could be affected.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and related notes. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial

Condition and Results of Operations – Critical Accounting Policies” in Item 7 of this report. If future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures. Other portions of our financial statements also are based on various estimates regarding voyage revenues and expenses, particularly with respect to the percentage-of-completion accounting that we apply with respect to one of our segments. Actual revenues or costs may vary from estimates previously made, which may result in reductions or reversals of previously-recorded net revenues or profits.

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

In addition, as noted under “– We are subject to the control of our principal stockholders,” the Johnsen family beneficially owns a substantial portion of our common stock. These provisions and circumstances could deter a third party from tendering for the purchase of some or all of our shares. These provisions and circumstances may have the effect of impeding, delaying or preventing changes of control of the ownership and management of ISH, even if such transactions would have significant benefits to our stockholders.

Our certificate of incorporation limits the ownership of common stock by persons who are not U.S. citizens, which could have certain adverse effects.

We must comply with certain stock ownership requirements in order to assure that we will be permitted to engage in United States coastwise trade, as well as participate in certain financing and other maritime programs administered by the U.S. Maritime Administration (“MARAD”). Failure to comply with these requirements could jeopardize our continued eligibility to engage in such coastwise trade and to participate in such MARAD programs. To assure such compliance, our certificate of incorporation (our “Charter”), includes certain provisions designed to enable us to regulate the ownership of our capital stock by persons who are not citizens of the United States.

Our Charter provides that any transfer or purported transfer of shares of our capital stock that would result in the ownership by Non-Citizens (as defined in our Charter) of our capital stock having more than 23% of the total voting power would generally be void. Voting rights will be denied to any shares owned by Non-Citizens in excess of 23%, (the “Excess Shares”), and we will withhold dividends with respect to such Excess Shares on the terms and conditions specified in the Charter. In addition, our Charter authorizes us to redeem shares of our capital stock owned by Non-Citizens in excess of 23% in order to reduce ownership by Non-Citizens to 23%.

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

From time to time in the future we may pursue other acquisition or expansion opportunities in an effort to implement our business strategies. These transactions could involve acquisitions of entire businesses or one or more vessels, and could take several forms, including mergers, joint ventures, investments in new lines of business, or the purchase of equity interests or assets. These types of transactions may present significant risks and uncertainties, including distraction of management from current operations, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential violations of covenants in our debt instruments and other unidentified issues not discovered in due diligence. To the extent we acquire a business that is financially unstable or is otherwise subject to a high level of risk, we may be affected by the currently unascertainable risks of that business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire. Moreover, we cannot guarantee that any such transaction will ultimately result in the realization of the benefits of the transaction originally anticipated by us or that any such transaction will not have a material adverse impact on our financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.  PROPERTIES

Vessels

Of the forty-seven ocean‑going vessels included in our fleet at December 31,  2015, seventeen were 100% owned by us, nineteen were 23.7% to 30.0% owned by us, seven were leased, bareboat chartered or time chartered by us, and four were operated by us under operating contracts.  As discussed further in Item 1 of this report, the number of our vessels has decreased from December 31, 2014 and is expected to continue to decrease as we further execute the remainder of our Strategic Plan. As of December 31, 2015, we included twenty-three vessels in assets held for sale.

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

Certain of the vessels owned by our subsidiaries are mortgaged to various lenders to secure such subsidiaries’ long-term debt (See Note F – Debt Obligations).

Other Properties

We lease our current corporate headquarters in Mobile, Alabama, our temporary office space in New Orleans, Louisiana, our administrative, sales and chartering office in New York, our administrative office and warehouse in Tampa, and our agency and chartering office in Shanghai.  In 2015, the aggregate annual rental payments under these operating leases totaled approximately $1.7 million.

ITEM  3.  LEGAL PROCEEDINGS

The information contained under subheading “Contingencies” in Note M – Commitments and Contingencies to our consolidated financial statements appearing elsewhere in this report is incorporated herein by reference.

ITEM  4.  MINE SAFETY DISCLOSURES

Not applicable to smaller reporting companies.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTCQX and is traded under the symbol ISHC - see Item 1A of this report for more information. The following table sets forth the high and low sales prices, along with the dividends paid, for each of the quarters indicated.

			Dividends Paid
2015	High	Low	per Share
1st Quarter	$17.44	$11.51	$0.25
2nd Quarter	13.03	5.62	0.05
3rd Quarter	7.62	3.81	0.05
4th Quarter	3.99	0.50	-

			Dividends Paid
2014	High	Low	per Share
1st Quarter	$32.91	$25.60	$0.25
2nd Quarter	31.30	20.75	0.25
3rd Quarter	24.60	17.75	0.25
4th Quarter	20.59	14.06	0.25

The payment of dividends to common stockholders and preferred stockholders is at the discretion and subject to the approval of our Board of Directors. The Board of Directors declared a cash common stock dividend each quarter between the fourth quarter of 2008 and the middle of 2015. On October 19, 2015 and January 19, 2016, we announced that our Board of Directors elected to defer the cumulative dividend payments scheduled for October 30, 2015 and January 30, 2016 related to our Series A and Series B Preferred Stock. Because we did not pay our preferred stock dividends for two periods, the per annum rate has increased, commencing January 31, 2016, by an additional 2.00% per $100.00 stated liquidation preference, or $2.00 per annum. If we fail to make additional future scheduled payments, this per annum rate will continue to increase up to a maximum annual dividend rate of twice the original interest rate. The dividend rate will reset to the original dividend rate if we pay all accrued and unpaid dividends for three consecutive quarters. At December 31, 2015, we recorded a $1.2 million embedded derivative liability related to the penalties on our preferred stock dividends. See Note O – Derivative Instruments for additional information. Additionally, since our preferred shares rank senior to our common shares, and carry cumulative dividends, we are currently precluded from paying cash dividends on our common stock. Moreover, our November 2015 credit facility amendments place further restrictions on our ability to pay dividends on our common and preferred stock until certain conditions are met. For additional information, see “Risk Factors” under Item 1A of Part I of this report.

As of February 25,  2016, there were approximately 302 stockholders of record of our common stock, and the closing stock price of our common stock was $1.34.

Our Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Form 10-K.

Equity Compensation Plans

The information in Item 12 of this annual report regarding equity compensation plans is incorporated herein by reference.

Stock Repurchases

On January 25, 2008, our Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of our common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  In 2008, we repurchased 491,572 shares of our common stock for $11.5 million.  Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5.2 million.  Unless and until our Board of Directors otherwise provides, this authorization will remain open indefinitely, or until we reach the approved 1,000,000 share limit. As of December 31, 2015, the maximum number of shares that may yet be purchased under the Plan was 285,377 shares. Based on our current liquidity position and debt covenants, we have no plans to repurchase any of our shares under this program in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

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

Our forward-looking statements are based on our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties.

Factors that could cause our actual results to differ materially from our expectations include our ability to:

•	continue as a going concern;
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
•

secure financing on satisfactory terms to repay existing debt or to support operations, including to maintain, modify, acquire or construct vessels if necessary to service the potential needs of current or future customers;

•	successfully retain and hire key personnel, and successfully negotiate collective bargaining agreements with our maritime labor unions on reasonable terms without work stoppages;
•	maintain our vessels in satisfactory conditions, pass all applicable vessel inspections and comply with all applicable laws and regulations;
•	procure adequate insurance coverage on acceptable terms; and
•	successfully manage the amount of our operating, capital, dry-docking, administrative and general expenses

Other factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	changes in domestic or international transportation markets that reduce the demand for shipping generally or our vessels in particular, including changes reducing the demand for Jones Act vessels;
•	industry-wide changes in cargo freight rates, charter rates, vessel design, vessel utilization or vessel valuations, or in charter hire, fuel or other operating expenses;
•

unexpected out-of-service days on our vessels whether due to drydocking delays, unplanned vessel maintenance or modifications, accidents, equipment failures, adverse weather, natural disasters, piracy or other causes;

•	the rate at which competitors add or scrap vessels, as well as demolition scrap prices and the availability of scrap facilities in the areas in which we operate;
•	the possibility that the anticipated benefits from corporate or vessel acquisitions cannot be fully realized or may take longer to realize than expected;
•	political events in the United States and abroad, including terrorism, piracy and trade restrictions, and the response of the U.S. and other nations to those events;
•	election results and the appropriation of funds by the U.S. Congress, including the impact of any further cuts to federal spending;
•

changes in our operating plans, financing or refinancing plans, corporate strategies, dividend payment plans or other capital allocation plans (including our Strategic Plan), whether based upon changes in our cash flows, cash requirements, financial performance, financial position, lenders’ demands or otherwise;

•	increases in the costs of our pension, health or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;
•	changes in foreign currency exchange rates or interest rates;
•

changes in laws and regulations, including those related to government assistance programs, inspection programs, trade controls, quarantines, protection of the environment, taxes, pension funding or healthcare;

•	the ability of customers to fulfill their obligations with us, including the timely receipt of payments by the U.S. government;
•

the impact on our financial statements of nonrecurring accounting charges that may result from, among other things,  our ongoing evaluation of business strategies, asset valuations, tax valuations, and organizational structures;

•	the frequency and severity of claims against us, and unanticipated outcomes of current or possible future legal or regulatory proceedings; and
•	the effects of more general factors such as changes in accounting policies or practices, or in general market, labor, economic or geo-political conditions.

These and other uncertainties related to our business are described in greater detail in Item 1A of this annual report as updated by quarterly and other reports or documents that we file with the SEC after the date of such annual report.

Due to these uncertainties, we cannot assure that we will attain our anticipated results, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial, that are not presently known by us or that arise in the future could also cause our actual results to differ materially from those expected in our forward-looking statements.  We undertake no obligation to update or revise for any reason any forward-looking statements made by us or on our behalf, whether as a result of new information, future events or developments, changed circumstances or otherwise.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates in the application of its accounting policies based on the best assumptions, judgments, and opinions of management. Following is a discussion of the accounting policies that involve a higher degree of judgment and the methods of their application. For a description of all of our material accounting policies, see Note A – Summary of Significant Accounting Policies to our Consolidated Financial Statements set forth in Item 8 of this report.

Voyage Revenue and Expense Recognition

We currently generate the majority of our revenue from time charters and voyage charters. Time charter revenue is for a specific period of time at a specific rate per day, and is generally not as complex or as subjective as voyage charters. Revenues and expenses relating to our Jones Act and Rail-Ferry segments’ voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period.  Based on our experience, we believe there is no material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred.  Revenues and expenses relating to our PCTC segment’s voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.  We record revenues and expenses relating to our other segments’ voyages, which require limited estimates or assumptions, when earned or incurred during the reporting period.

Vessel Lives and Depreciation

The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased, less depreciation and/or impairment charges, if applicable. We depreciate our vessels on a straight-line basis over their estimated useful lives, estimated based on the type and age of the vessel (see Note A- Summary of Significant Accounting Policies). Depreciation is based on cost less the estimated residual salvage value. Salvage, or scrap, value is based on a vessel’s lightweight tonnage (“lwt”) multiplied by a scrap rate to compute each vessel’s salvage value. We apply an initial scrap rate equal to the average applicable scrap rates for the 36 months preceding the date the vessel is initially placed in service. An increase in the useful life of a vessel or in its salvage value would have the effect of decreasing the annual depreciation charge. On the other hand, a decrease in the useful life of a vessel or in its salvage value would have the effect of increasing the annual depreciation charge. We review the useful life and scrap value of all our vessels every three years or when specific events or changes occur. Specifically, we review the salvage values every three years based on the most recent three-year average price of scrap steel per metric ton. If management feels an adjustment is warranted, we adjust the salvage value based on this updated steel price. Due to the capital intensive nature of our business and our large base of depreciable assets, changes in such estimates could have a material effect on our results of operations. During 2015, we reviewed and adjusted the salvage values based on changes in the market value of scrap steel. This adjustment resulted in a decrease in salvage values of approximately $0.6 million. The impact of this adjustment on depreciation expense for the year ended December 31, 2015 was an increase of approximately $0.1 million, and we expect the impact on future periods to be similar.

Long-Lived Assets

We review long lived assets (both tangible and intangible) for impairment when events or circumstances indicate that the carrying value of a particular asset may not be recoverable. We record impairment losses only when events occur that cause us to believe that the future cash flows for any long lived asset will be less than its carrying value. In such instances, we would recognize an impairment charge in the period in which we determine that the estimate of the undiscounted future cash flows expected to result from the use of the long lived asset and its eventual disposition is less than the asset’s carrying amount, and the fair value is below the carrying amount.

For vessels, which represent most of our long lived assets, fluctuations in vessel market prices due to a variety of factors can result in carrying values that may differ significantly from their fair market value at any point in time. We estimate undiscounted future cash flows on an individual vessel basis, or in groups of like kind vessels which can be interchanged to meet the needs of the customers that the vessels serve.  Assets to be disposed of are reported at the lower of the carrying value or fair value less costs to sell. In developing estimates of future cash flows for vessels, we make a number of assumptions based on historical results adjusted to reflect our best estimates of future charter rates, our ability to deploy the vessel, ship operating expenses, drydock cost, residual values and the estimated remaining useful life of the vessel.  Specifically, in estimating future charter rates, management takes into consideration rates currently in effect for existing time charter contracts and estimated daily time charter rates for each vessel class for the unfixed days over the estimated remaining lives of each of the vessels. We review our estimates on a monthly, quarterly and annual basis through the budgeting process. As part of our quarterly review process, we test the reasonableness of our estimates by reviewing the sensitivity of our carrying values by calculating a break-even charter rate that would need to be earned in order to cover the current carrying values of our vessels.

At the end of 2014, we reached an agreement to extend the contract of affreightment with TECO for a firm three years with a two year renewal option. Because of the competitive nature of the bidding process, we agreed to a material reduction in our freight rates and agreed to a reduction in the amount of guaranteed cargo volumes. By having contract coverage on both the legs of our round trip voyages, we expected to compensate for the drop in pricing by increasing and maximizing the number of round trip voyages, and believed at that time that we could attain additional volumes beyond the guaranteed amount.

Because of the significant change in the contract, we tested both our tangible and intangible assets at the end of 2014 for impairment. With two years of servicing the contract at this point and successfully extending both the TECO and Mosaic contracts, we were confident at that time that we could maintain an acceptable level of profitability into the future. As a result, we determined at that time that our projected undiscounted cash flows for the UOS service was more than its carrying value and, as such, we determined that there was no impairments of either our UOS tangible or intangibles assets.

Beginning in early 2015, operating results from our UOS service were less than we projected in late 2014. The decrease was the result of excessive off-hire days and a reduction in the number of round trip voyages. However, we still believed we could correct the issues and improve the results through operating efficiencies and additional cargo volumes. Because of the drop in operating results, we continued to test for impairments and reached conclusions in both the first and second quarter of 2015 that there were no impairments.

With our unsatisfactory UOS service results continuing into the third quarter of 2015, coupled with unprofitable results from our Dry Bulk Carriers segment, we were unable to maintain minimum levels of liquidity and forced by mid-year 2015 to review other means of generating cash, including divesting of assets. The drop in our results also impacted our debt compliance covenants which eventually contributed to our decision to develop our Strategic Plan. With a depressed global economy and its negative impact on the shipping industry, vessel appraised values decreased in most sectors of the shipping industry. As a result of a generally weak global economy, less than favorable outlook for the coal market, decrease in our operating results and a decline in vessel values, we determined in the third quarter of 2015 that the estimated fair value of our UOS reporting unit could no longer support its goodwill value. As a result, we recorded an impairment charge of $1.9 million to write off all of the UOS goodwill, as discussed further below. However, our impairment analysis still projected there were sufficient projected cash flows to support the carrying values of both our tangible (vessels) and intangible (customer relationship and trade name) assets.

By the end of 2015, the results of our UOS service dropped for a fourth consecutive quarter and the plan of achieving results near the levels of the pre-contract extensions became less feasible. As a result of the drop in results and liquidation of assets to meet bank requirements, we tested both our tangible and intangible assets for impairment again at the end of the fourth quarter of 2015. Using updated projections developed by us late in 2015 and the experience we had with selling assets in an extremely stressed market, we concluded that our cash flows for the UOS service no longer supported a determination that the vessels’ fair value exceeded their carrying value. As a result, we wrote down the vessels’ carrying value to their fair value, and recorded a non-cash impairment charge of approximately $22.7 million in the fourth quarter of 2015. The fair value of the vessels was based on a discounted cash flow model. In testing our intangible assets for impairment, we calculated the fair value of the UOS reporting unit using a discounted cash flow model which incorporated the latest projected cash flows and determined the fair value of both the customer relationship and tradename intangibles to be zero and recorded a non-cash impairment charge of approximately $22.1 million in the fourth quarter of 2015.

Additionally, during the fourth quarter of 2015, we reviewed our remaining segments and recorded an impairment of $10.5 million related to our ice strengthened multi-purpose vessel included in our Specialty Contracts segment as the projected cash flows from this vessel no longer exceeded its carrying value. The fair market value of this vessel was estimated based on the discounted cash flow model. There were no further impairments related to our remaining segments.

In October of 2015, our Board of Directors approved a Strategic Plan that required the divestiture of certain non-core assets by specified milestone dates and at specified prices agreed to with our lenders. By virtue of adopting this Strategic Plan, the assets identified for disposal met all of the criteria for classification as held for sale. Accordingly,  during the fourth quarter of 2015, we wrote these assets down to fair market value and recorded impairment charges of approximately $94.3 million, which was primarily a result of our inability to recover the fair value of the assets due to the time constraints of the specified milestone dates. We sold certain of these assets prior to December 31, 2015 and during the first quarter of 2016. We estimated the fair value of these assets based on the related sales prices. We estimated the fair values of the remaining assets based on valuation evidence from perspective buyers in the market.

In 2014, we committed to a plan to sell one tanker vessel, three handysize vessels and one tug/barge unit which was inactive. As such, we conducted a fair value assessment of the assets. The fair value was based on indicated valuation evidence from prospective buyers in the market. As a result, we recorded impairment charges (vessels, property and other equipment) of approximately $38.2 million. The tanker vessel was sold during 2014, and the remaining assets were classified as held for sale at December 31, 2014. One of the three handysize vessels was sold in March 2015. The remaining two handysize vessels were classified as held for sale at December 31, 2015 and were subsequently sold in January 2016.

Goodwill

In assessing the recoverability of goodwill, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We monitor and test goodwill for impairment in accordance with authoritative guidance in ASC Topic 350 related to goodwill and other intangibles, which requires that goodwill as well as other intangible assets with indefinite lives not be amortized, but instead tested annually for impairment or whenever events or circumstances indicate that interim impairment testing is needed. Our annual testing of goodwill is based on carrying values and our estimate of fair values as of December 1. We estimate the fair value of each of our reporting units using various cash flow and earnings projections discounted at a rate estimated to approximate the reporting units’ weighted average cost of capital. We then compare these fair value estimates to the carrying value of our reporting units. If the fair value of the reporting units exceeds the carrying amount, no impairment loss is recognized. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events.

As a result of lower operating results from our UOS services, failure to meet projected results and a significant decline in our market capitalization, we tested our goodwill for impairment as of September 30, 2015 using the income approach, which estimates the fair value of the reporting unit using various cash flow and earnings projections discounted at a rate estimated to approximate the reporting unit’s weighted average cost of capital. As a result, as noted above under “ – Long-Lived Assets,” we (i) determined that the implied fair value of our goodwill was less than its carrying value, and (ii) recorded an impairment loss of approximately $1.9 million, which related to the entire goodwill balance generated from the UOS acquisition that is reported in the Jones Act segment.  See additional information related to UOS as described above under “ – Long-Lived Assets.” Additionally, during the fourth quarter of 2015, we wrote off our remaining goodwill balance, which related to our FSI acquisition, of approximately $0.8 million as a result of classifying these operations as held for sale as of December 31, 2015.

Drydocking Costs

We defer certain costs related to the drydocking of our vessels.  There are two methods that are used by the shipping industry to account for drydockings: (a) the deferral method where drydocking costs are capitalized when incurred and amortized over the period of the next scheduled drydock; and (b) expensing drydocking costs in the period it is incurred. We use the deferral method of accounting for drydock costs. Under the deferral method, drydock costs are capitalized and amortized on a straight-line basis until the estimated date of the next drydock. We believe the deferral method better matches costs with revenue rather than expensing the costs as incurred. We use judgment when estimating the period between drydocks performed, depending on the age and type of vessel, its cargoes and other criteria.  Typically, we estimate the date between drydockings to be between 24 and 60 months.  If circumstances change, we will change the length of the amortization period, which can result in adjustments to the amortization of drydock expense (see Note J – Goodwill, Other Intangible Assets, and Deferred Charges).

Costs capitalized as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements. Major expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency are depreciated over the remaining economic life of the vessel. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized drydocking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the period of the vessel’s sale. Pursuant to the adoption of our Strategic Plan, we reclassified certain of our vessels to assets held for sale at December 31, 2015; as a result, we wrote off approximately $2.4 million in unamortized drydocking costs associated with these vessels.

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

In accordance with Internal Revenue Code (IRC) Section 1359 disposition of qualifying vessels, we have elected to defer taxable gains on the sale of qualifying vessels operating under the tonnage tax regime.  IRC Section 1359(b) defers the recognition of taxable gains for three years after the close of the first taxable year in which the gain is realized or subject to such terms and conditions as may be specified by the Secretary of the Internal Revenue Service, on such later date as the Secretary may designate upon application by the taxpayer.  Deferred gains on the sale of qualifying vessels must be recognized if the amount realized upon such sale or disposition exceeds the cost of the replacement qualifying vessel, limited to the gain recognized on the transaction. As a result of modifications to the Strategic Plan, during the fourth quarter of 2015 we changed our view that we were more likely than not to acquire qualified replacement property to instead take the position that we are unlikely to acquire the necessary qualified replacement property to offset all of its deferred gains by the expiration date of each deferred gain.  Due to uncertainty regarding the acquisition of qualified replacement property to offset our deferred gains, we recorded a deferred tax liability totaling $12.5 million during the third quarter of 2015.

Certain foreign operations are exempt from foreign income taxation under existing provisions of the laws of those jurisdictions.  Pursuant to existing U.S. tax laws, earnings from certain foreign operations will be subject to U.S. income tax when those earnings are repatriated. During the quarter ended September 30, 2015, we changed our previously asserted position that we planned to indefinitely re-invest foreign earnings of our controlled foreign corporations.  The principal reason for changing our position is our current plan to divest foreign business use assets and repatriate excess foreign cash to pay down U.S. debt of domestic affiliates.  We have recorded a deferred tax liability of $5.3 million for the year ended December 31, 2015 related to our controlled foreign corporations as a result of our change in position. In the future, we have the ability to bring in cash from foreign jurisdictions by settling intercompany loans.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  During the quarter ending December 31, 2015, we calculated and recognized an adjustment to increase our Federal net operating loss by $0.7 million and recorded a deferred tax asset of $0.3 million to incorporate the unrecognized tax benefits related to our restricted stock units previously provided for in the disclosure of uncertain tax benefits. As of December 31, 2015, the deferred tax asset for the NOL carryforward excluded $1.6 million related to operating loss carryforwards resulting from excess tax benefits related to share-based rewards, the tax benefits of which, if and when recognized, would be accounted for as a credit to additional paid-in capital when they reduce taxes payable.

We established a valuation allowance against deferred income tax assets in the quarter ending December 31, 2014 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred income tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future.

In considering recording a full valuation allowance, we gave consideration to the following factors:

•	We file a consolidated U. S. corporate income tax return for our eligible domestic members.
•	Projected future earnings.
•	Future reversals of taxable temporary differences.

Management continues to consider positive and negative evidence related to the company’s ability to realize the future tax benefits of our net U.S. deferred tax assets.  Based on the analysis conducted during the fourth quarter of 2015, we concluded that it is not more likely than not, that we would recognize the benefit of our federal tax attributes and have maintained, as adjusted for current year activity, the recorded valuation allowance for the year ended December 31, 2015.

Derivative Instruments and Hedging Activities

Under ASC Topic 815, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk.  If the above criteria are not met, we must record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings.  If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair market value of the hedge are recorded through stockholders’ equity in other comprehensive income (loss).  In the recent past, we employed interest rate swap agreements and foreign currency contracts. Currently, we are no longer party to any of these agreements.

On October 19, 2015 and January 19, 2016, we announced that our Board of Directors elected to defer the cumulative dividend payments scheduled for October 30, 2015 and January 30, 2016 related to our Series A and Series B Preferred Stock. Because we did not pay our preferred stock dividends for two periods, the per annum rate has increased, commencing January 31, 2016, by an additional 2.00% per $100.00 stated liquidation preference, or $2.00 per annum. If we fail to make additional future scheduled payments, this per annum rate will continue to increase up to a maximum annual dividend rate of twice the original interest rate. The dividend rate will reset to the original dividend rate if we pay all accrued and unpaid dividends for three consecutive quarters. At December 31, 2015, we recorded a $1.2 million embedded derivative liability related to the penalties on our preferred stock dividends. See Note O – Derivative Instruments and Note X – Fair Value Measurements for additional information.

Pension and Postretirement Benefits

Our pension and postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by ASC Topic 715. These assumptions include discount rates, health care cost trend rates, inflation rates, rate of compensation increases, expected return on plan assets, mortality rates, and other factors.  We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our outside independent actuary and information as to historical experience and performance.  Differences in actual experience or changes in assumptions may affect our pension and postretirement obligations and future expense. The increase in the discount rate from 4.00% to 4.50% from 2014 to 2015, respectively, slightly offset by a change to the mortality assumption that increased the life expectancy of our participants, decreased the projected benefit obligation by approximately $0.2 million and decreased the accumulated projected postretirement benefit obligation by $2.2 million. The rate of return on the fair value of assets was less than the assumed rate of 7.25% resulting in an investment loss of approximately $2.5 million. We are currently reviewing the anticipated rate of return based on the current market outlook.

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

For further discussion regarding our pension and postretirement benefits, see Note N – Employee Benefit Plans.

Business Combinations

We account for business combinations by using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  The excess of the consideration transferred over the net assets acquired is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill.  We expense all acquisition costs as incurred and include them in the administrative and general expenses section of our consolidated statements of operations.

Executive Summary

Overall Strategy

Through our subsidiaries, we operate a diversified fleet of U.S. and foreign flag vessels that provide domestic and international maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying opportunities as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as seeking to maintain our long-standing customer base by providing quality transportation services.

Prior to adopting our Strategic Plan on October 21, 2015, we operated six separate segments. Although the implementation of our Strategic Plan has reduced the number of our vessels and operating segments, we do not believe that the plan has significantly changed our business strategy or our historical practices.  We will continue to focus on the acquisition and divestiture of vessels in an effort to maintain a diverse fleet of attractive vessels that operate in niche markets.

Overview

Since 2014, we have suffered substantial losses and encountered significant challenges related to complying with our debt covenants and meeting our minimum liquidity requirements to operate. Between late 2014 and mid-2015, we sold various assets to raise cash and improve our financial position. We also took various other steps to improve our liquidity, including eliminating our common stock dividend, laying up vessels and reducing our costs. In addition, in June of 2015, we initiated efforts to refinance all of our debt and operating leases by September 30, 2015, and thereafter sought to raise funds by either selling debt securities or borrowing funds from financial institutions. We also requested limited debt covenant waivers as of September 30, 2015 from all of our lenders and lessors in case our attempts to refinance our debt and leases were unsuccessful. By early October 2015, we withdrew our efforts to refinance our debt, began negotiations with all of our lenders and lessors to receive additional limited waivers and began to formulate a new strategy designed to improve our liquidity and financial position.

On October 21, 2015, our Board of Directors approved a plan (“Strategic Plan”) to restructure the Company by focusing on our three core segments - the Jones Act, PCTC and Rail-Ferry segments. Since that date, we have modified that plan in response to new developments, including our efforts to sell assets and discussions with our lenders, lessors, directors and others. The Strategic Plan, as originally approved by the Board, contemplated that we would, among other things (i) divest of one international-flagged PCTC vessel, one inactive Jones Act tug/barge unit and certain businesses and contracts during the fourth quarter of 2015, (ii) divest all of our vessels, minority investments and contracts included in our Dry Bulk Carriers, Specialty Contracts and Other segments, as well as sell or enter into a sale leaseback of our office building being constructed in New Orleans by March 31, 2016, (iii) divest of certain brokerage contracts by June 30, 2016, (iv) apply substantially all of the net proceeds from these divestitures to discharge indebtedness and (v) reduce our operating and administrative costs. We presented the Strategic Plan to all of our lenders and lessors, and on or about November 16, 2015, we were successful in obtaining an additional set of limited debt covenant waivers through March 31, 2016 and received relief from testing compliance of most of these covenants until June 30, 2016. These waivers are temporary one-time waivers, and the lenders and lessors have no obligation, express or implied, to waive any other defaults or grant any other extensions. The waivers are contingent upon our continued performance with the terms of the credit facilities, as amended, including newly-imposed requirements to timely implement the Strategic Plan and to apply substantially all of the net proceeds from the asset sales contemplated by such plan to retire debt owed under such facilities. Refer to Note F – Debt Obligations for more detail regarding these and subsequent amendments. As our financial position continually changes as a result of our execution of the Strategic Plan, we may seek to sell other assets, either on our own initiative or at the request of our creditors.

If we are unsuccessful in disposing of certain non-core assets by the milestones and at specified amounts agreed to with our lenders and lessors, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan and our lenders’ abilities to demand payment under our debt agreements, there is substantial doubt about our ability to continue as a going concern. For information on our limited refinancing prospects, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this report.

As discussed above, on or about November 16, 2015, we obtained various debt covenant waivers that, while providing us time to execute the Strategic Plan and improve our liquidity, required us to divest of certain assets by certain milestone dates at certain specified prices. By the end of 2015, we were successful in completing the sales of our international-flagged PCTC vessel, the supramax bulk carrier included in our Dry Bulk Carriers segment, and the barge from the Jones Act tug/barge unit.

Since November 16, 2015, we have requested various types of relief from our lenders to address certain covenant defaults and to authorize changes to our divestiture plans. We may need additional relief in the future. For a further discussion of these issues, including certain waivers and amendments received by us since November 16, 2015, see “Management’s Discussion and Analysis of Financial Condition and Operations – Liquidity and Capital Resources – Debt and Lease Obligations – Recent Financing Agreement Waivers and Amendments” in Item 7 of this report and Note F – Debt Obligations and Note Y – Subsequent Events.

As our financial position continues to change and as new or different divestiture opportunities arise, we may continue to seek to sell assets other than those originally identified by the Strategic Plan. Additionally, although we believe that the successful implementation of these initiatives would better position us to discharge our obligations, given the unpredictability of our ongoing negotiations with our lenders, lessors and potential vessel purchasers, we cannot be certain at this time which operations will remain. If we successfully implement our Strategic Plan, the number of vessels operated by us will continue to decrease, our operations will be further reconfigured and our fleet will be less diversified.

As a result of our divestiture plans, as of December 31, 2015, we classified the following assets as held for sale: (i) the assets in our Dry Bulk Carriers segment, (ii) the inactive tug included in our Jones Act segment, (iii) our minority interests in mini-bulkers in our Dry Bulk Carriers segment, (iv) our minority interests in chemical and asphalt tankers in our Specialty Contracts segment, (v) our New Orleans office building, and (vi) a small, non-strategic portion of our operations that owns and operates a certified rail-car repair facility near the port of Mobile, Alabama.

By the end of February 2016, we completed the sale of the remaining assets in our Dry Bulk Carriers segment (consisting of two handysize vessels and one capesize vessel) and our 30% investment in two chemical and two asphalt tankers. Additionally, we exchanged our equity share in mini-bulkers for a 2008 mini-bulk carrier that we intend to use to service the contract in our Indonesian operations. As of the date of this report, the divestitures we have made thus far have been limited to assets within our non-core segments as previously disclosed under the Strategic Plan. However, as we continue our efforts to improve our liquidity and leverage levels, we may consider divestiture of assets within our core segments – Jones Act, Rail-Ferry, and PCTC. If we were to identify any potential opportunity to sell our core assets on terms favorable to the Company and its shareholders, we would explore such opportunities. For more information, please refer to Note Y – Subsequent Events.

By virtue of adopting the Strategic Plan in October 2015, the identified disposal assets met all of the criteria for assets held for sale classification in the fourth quarter of 2015. In connection therewith, we conducted a fair value assessment of the assets based on indicated valuation evidence from prospective buyers in the market. As a result, we recorded in the fourth quarter of 2015 non-cash impairment charges of approximately $94.3 million. Based on the continuing decline in our results for the UOS service, reduced contract rates and volumes for our coastwise operations and a less favorable outlook on coal demand, we tested both our UOS tangible and intangible assets for impairment and concluded that the undiscounted cash flows did not support the carrying value of these assets. As a result, we recorded impairment charges of $22.7 million to adjust the carrying value of the related vessels down to their respective fair values and $22.1 million to write off the related balance of intangible assets.  We reviewed our remaining segments and recorded an impairment of $10.5 million related to our ice strengthened multi-purpose vessel included in our Specialty Contracts segment. For additional information, see “ – Critical Accounting Policies – Long-Lived Assets.”

Assuming we can successfully implement the remainder of our Strategic Plan as modified to date, we currently estimate that our gross debt obligations would be reduced from $159.8 million as of December 31, 2015 to a range of $100.0 million to $110.0 million as of June 30, 2016, excluding any new financings that could take place. In our quarterly report on Form 10-Q for the quarter ended September 30, 2015, we  projected a range of $85.0 million to $95.0 million. The increase in our estimate is primarily due to lower than expected sales prices received, as well as the exchange of our equity share in mini-bulkers, which we had originally intended to monetize, for 100% ownership of a 2008 built mini-bulker. Because of the uncertainties associated with our ability to implement the Strategic Plan within the required time constraints, since September 30, 2015, we have classified all of our debt obligations (net of deferred debt issuance costs), which was approximately $156.8 million at December 31, 2015, as current, which has caused our current liabilities to far exceed our current assets since such date. While we have classified all of our outstanding debt as current on our Consolidated Balance Sheet as of December 31, 2015, none of our creditors have thus far accelerated our debt and demanded immediate full payment (except for mandatory prepayments in connection with the sale of specified collateral). During 2016, we may incur additional impairment losses and tax consequences as we continue to take the necessary steps to implement the Strategic Plan. See “Liquidity and Capital Resources” for further discussion.

Operating Outlook

The marine transportation industry is currently beset by an overcapacity of vessels and slack demand for marine transportation services caused by relatively weak worldwide economic conditions and other factors. These conditions have resulted in depressed levels of cargo rates, lower vessel values, reduced financing options and a surge in marine transportation companies filing bankruptcy. These industry conditions have impacted all of our operating segments over the past couple of years. Although we can neither control nor predict with any reasonable degree of certainty the length of the current industry downturn, we do not foresee any significant industry improvements in the near term. Moreover, our Jones Act segment has been adversely impacted by several factors, including reduced demand for coal and certain other cargoes carried by our coastwise fleet and the age of our vessels. This has led to reduced demand for our coastwise fleet and substantially lower coastwise cargo rates. Consequently, for the foreseeable future, we believe the gross voyage profit of our Jones Act segment will be below pre-2015 levels, and the shortfall could be quite substantial.

Throughout all or most of 2015 and 2014, we had eight contracts to participate in the MSP, which entitled us to fixed annual cash payments. As of February 25, 2016, we were incurring revenue on only six of these contracts; however, we are currently exploring possibilities to utilize the remaining two contracts. This loss in revenues will be partially offset by higher annual payments per vessel, as discussed further under “Regulation” in Item 1 of this report.

Below is a recap of results by segment for 2015 and any trends we believe are material to either our future results or financial condition:

Jones Act

Results from our Jones Act segment decreased significantly from 2014 to 2015. Due to several factors, our revenues and gross voyage profit declined by $38.0 million and $24.9 million, respectively. Both cargoes volumes and rates were lower in 2015 with respect to our TECO contract, the latter being attributable to a 30% rate reduction that we agreed to in connection with extending the contract in late 2014. To make up for this shortfall, we endeavored to improve our operating efficiency, including maximizing two way voyages to boost profit margins under the contract. However, during 2015, we were faced with a number of mechanical issues, and we fell well below our targeted goals. The combination of lower freight rates, lower cargo volumes and inefficient voyages were the primary reasons for the decline in our Jones Act segment results. In order for us to meet our 2016 liquidity requirements, we would need to attain revenue and gross voyage profit results in 2016 substantially in excess of those achieved in 2015. Otherwise, we expect that we will be faced with continued liquidity and covenant compliance challenges similar to or worse than those faced in 2015. We have taken several steps to improve the results of the UOS service including appointing our Executive Vice President to manage the operations, laying up an ATB tug/barge unit in order to reduce operating expenses and attempting to increase our cargo volumes.

However, given the changes in our Jones Act segment discussed above under “ – Operating Outloook,” there are no assurances that we will be able to increase our cargoes or otherwise improve our Jones Act segment performance in 2016.

PCTC

Revenues and gross voyage profit for our PCTC segment improved year over year and were primarily driven by increases in our supplemental cargoes. At the end of 2014, we owned five PCTC vessels and leased two. During 2015, we sold two of the vessels in order to meet minimum liquidity requirements. As a result, we expect our 2016 revenues and gross voyage profit results for this segment to decrease by approximately $17.8 million and $6.0 million, respectively. We have operated PCTC vessels for many years and believe that our experience and the relationships we have established over the years could provide us with future opportunities in this segment.

Dry Bulk Carriers

Total revenues and gross voyage profit for this segment decreased year over year. Our investment in mini-bulkers produced significantly lower operating results due to impairment charges taken in the fourth quarter of 2015. By the end of February 2016, we had sold or exchanged all of the assets included in this segment in connection with implementing our Strategic Plan. Immaterial residual results will be reported in this segment in 2016 for results prior to sale and as working capital accounts are settled. Thereafter, we intend to discontinue reporting any of our results under this segment.

Rail-Ferry

Revenue slightly decreased while gross voyage profit increased by approximately $1.6 million in 2015 from 2014. This improvement was primarily a result of lower costs related to fuel and other materials.

Specialty Contracts

Revenue and gross voyage profit for this segment increased by approximately $2.1 million and $4.8 million, respectively, in 2015 from 2014. The improvement in results were primarily driven by (i) the addition of a heavy lift vessel to our fleet in the first quarter of 2015, (ii) replacement of a tanker sold in 2014 with a larger and more efficient tanker vessel in the third quarter of 2015 and (iii) improved results from our equity investment in chemical and asphalt tankers. Under our Strategic Plan, we identified certain of our assets included in this segment for divestiture. In January of 2016, we divested all of our equity interest in two asphalt tankers and two chemical tankers for approximately $7.2 million. We anticipate that this sale will reduce our 2016 income by approximately $4.0 million. In February of 2016, we exchanged our equity share in mini-bulkers for a 2008 mini-bulk carrier that we intend to use to service the contract in our Indonesian operations included in this segment.

2015 Consolidated Financial Performance

For the year ending December 31, 2015, we recorded a net loss of $179.7 million, which was primarily driven by an impairment charge of $154.4 million associated with the write down of (i) non-core assets that we have classified as held for sale in connection with adopting our Strategic Plan and (ii) certain other tangible and intangible assets. For the year ending December 31, 2014, our net loss was $54.7 million, which included an impairment charge of $38.2 million. After adding back the impairment charges for both years, our net loss for fiscal year 2015 was $25.3 million as compared to a loss of $16.5 million for fiscal year 2014.

In 2015, revenues decreased by $35.4 million, or 12%, primarily driven by our Jones Act segment and, specifically, our UOS service. Excluding the above mentioned impairment losses and the $4.5 million gain from the sale of assets in 2015, our operating results would have decreased from income of $1.7 million in 2014 to an operating loss in 2015 of approximately $10.1 million. The decrease in our operating results was primarily driven by our UOS service and the direct result of 264 less operating days year over year. Interest expense increased from $9.7 million to $13.3 million due to the acceleration of debt issuance costs associated with the early debt payoff associated with implementing our Strategic Plan and the embedded derivative on our preferred stock dividends. The results from our unconsolidated entities decreased by $4.1 million year over year, primarily due to the vessel impairments recognized by our equity investment in mini-bulkers. Our tax provision decreased from $10.4 million in 2014 to $0.4 million in 2015 and was due to the recognition of our tax valuation allowance in 2014.

Balance Sheet

•	Gross debt outstanding decreased from $242.9 million at the end of 2014 to $159.8 million at the end of 2015
•	Total cash and cash equivalents of $9.6 million at December 31, 2015
•	Net cash provided by operating activities of $8.0 million, after drydock payments of $12.8 million, for the year ended December 31, 2015
•	Total dividends paid of $6.5 million in 2015, including $2.6 million in common stock dividends

Overview of Fleet

As of December 31, 2015, we owned, partially owned, or operated a total of forty-seven ocean-going vessels, twenty-three of which were classified as held for sale. On such date, our total fleet was as follows:

Held in Use

•

Two bulk carriers, three integrated tug/barge units, one harbor tug, one belt self-unloading coal carrier and one molten sulphur carrier that transport a variety of cargoes in the U.S. coastwise trade,

•	Four U.S. flagged and one international-flagged PCTCs specifically designed to transport fully assembled automobiles, trucks and larger vehicles,
•	Two international-flagged special purpose roll-on/roll-off double deck vessels, which carry rail cars between the U.S. Gulf Coast and Mexico,
•

Two international-flagged multi-purpose vessels, two international-flagged tankers, and two international-flagged container vessels, which service our contract to transport supplies for an Indonesian mining company’s operations,

•	Two U.S. flagged multi-purpose heavy lift dry cargo vessels, and
•	One international-flagged ice strengthened multi-purpose vessel

Held for Sale

•	Two handysize bulk carriers,
•	One capesize bulk carrier,
•	One ATB tug, and
•	Fifteen international-flagged mini-bulk carriers, two chemical tankers, and two asphalt tankers, in each of which we owned an interest ranging from 23.7% to 30%.

By the end of February 2016, we completed the sale of the remaining assets in our Dry Bulk Carriers segment (consisting of the two handysize vessels and the capesize vessel) and our 30% investment in the two chemical and two asphalt tankers. Additionally, we exchanged our equity share in mini-bulkers for a 2008 mini-bulk carrier that we intend to use to service the contract in our Indonesian operations. As a result, as of February 25, 2016, we owned fourteen of the twenty-six vessels included in our fleet.

The majority of our revenues are derived from medium to long-term contracts which generally provide us with fixed income streams and predictable cash flows. As of February 25, 2016 (excluding renewal options):

•	the average remaining term of our contracts deploying Jones Act vessels was two years;
•	the average remaining fixed term of our contracts deploying PCTCs was three years;
•	the average remaining fixed term of our contracts in our Specialty Contracts segment was five years.

Due to our ongoing challenges related to complying with our debt covenants and meeting our minimum liquidity requirements to operate, we have evaluated our tangible and intangible long-lived assets throughout 2015 to determine whether or not their fair values (based upon their undiscounted projected cash flows) exceeded their carrying amounts. During the second quarter of 2015, we recorded a $1.8 million impairment on two handysize vessels. In the third quarter of 2015, we recorded a $1.1 million impairment on our Jones Act tug/barge unit that was classified as held for sale. In the fourth quarter, we recorded impairment charges of $22.7 million and $22.1 million related to certain of our vessels and intangible assets, respectively, included in the Jones Act segment as a result of continuing decline in our results for the UOS service, reduced contract rates and volumes and a less favorable outlook on coal demand.  Additionally, in the fourth quarter of 2015, we recorded an impairment charge of $10.5 million related to the ice strengthened multi-purpose vessel included in our Specialty Contracts segment. For further discussion, refer to “Critical Accounting Policies – Long-Lived Assets” above. We also reviewed our remaining segments, and determined that there were no further impairments. Additionally, as a result of reclassifying assets identified by the Strategic Plan to assets held for sale, we recorded impairment charges of $94.3 million in the fourth quarter.

As of December 31, 2015, we determined that the total aggregated fair value of the vessels that we own was $208.0 million as compared to the aggregated net book value of $176.6 million.

Our 2015 variable revenues were generated by (i) our handysize and supramax vessels which operated in revenue sharing pools; (ii) the results of our Rail-Ferry operations; and (iii) the carriage of supplemental cargoes on our U.S. Flag PCTCs.

The following table lists the vessels in our fleet as of December 31, 2015:

				Bareboat			Deadweight
		Year		Charter/	Operating	Partially	Carrying
		Built	Owned	Leased	Contracts	Owned	Capacity

Jones Act
Energy Enterprise	Belt Self-Unloading Bulk Carrier	1983	X				38,847
Sulphur Enterprise	Molten Sulphur Carrier	1994		X			27,678
Coastal 303/Alabama Enterprise	ATB Tug/Barge Unit (1)	1973/1981	X				23,314
Naida Ramil	ATB Tug (2)	1994	X				N/A
Coastal 101/Louisiana Enterprise	ATB Tug/Barge Unit	1973/1984	X				33,529
Coastal 202/Florida Enterprise	ITB Tug/Barge Unit	1977	X				33,220
Texas Enterprise	Bulk Carrier	1981	X				37,061
Mississippi Enterprise	Bulk Carrier	1980	X				37,244
Rosie Paris	Harbor Tug (1)	1974	X				N/A
Pure Car Truck Carriers
Green Bay	Pure Car/Truck Carrier	2007	X				18,090
Green Cove	Pure Car/Truck Carrier	1999		X			22,747
Green Dale	Pure Car/Truck Carrier	1999	X				16,157
Green Lake	Pure Car/Truck Carrier	1998		X			22,799
Green Ridge	Pure Car/Truck Carrier	1998	X				21,523
Rail Ferry
Bali Sea	Roll-On/Roll-Off SPV	1995	X				20,737
Banda Sea	Roll-On/Roll-Off SPV	1995	X				20,664
Dry Bulk Carriers
UBC Houston	Handysize Bulk Carrier (2) (3)	2011	X				35,914
UBC Hamburg	Handysize Bulk Carrier (2) (3)	2011	X				35,916
Bulk Australia	Capesize Bulk Carrier (2) (3)	2003	X				170,578
Oslo Bulk 1	Mini Bulk Carrier (2) (3)	2010				X	8,040
Oslo Bulk 2	Mini Bulk Carrier (2) (3)	2010				X	8,028
Oslo Bulk 3	Mini Bulk Carrier (2) (3)	2010				X	8,029
Oslo Bulk 4	Mini Bulk Carrier (2) (3)	2010				X	8,040
Oslo Bulk 5	Mini Bulk Carrier (2) (3)	2010				X	8,040
Oslo Bulk 6	Mini Bulk Carrier (2) (3)	2011				X	8,040
Oslo Bulk 7	Mini Bulk Carrier (2) (3)	2011				X	8,040
Oslo Bulk 8	Mini Bulk Carrier (2) (3)	2011				X	8,040
Oslo Bulk 9	Mini Bulk Carrier (2) (3)	2011				X	8,040
Oslo Bulk 10	Mini Bulk Carrier (2) (3)	2011				X	8,040
Oslo Bulk 11	Mini Bulk Carrier (2)	2008				X	8,000
Sea Carrier	Mini Bulk Carrier (2) (3)	2010				X	9,300
Oslo Carrier 2	Mini Bulk Carrier (2) (3)	2010				X	9,300
Oslo Carrier 3	Mini Bulk Carrier (2) (3)	2011				X	9,300
Sea Steamer	Mini Bulk Carrier (2) (3)	2011				X	9,300
Specialty Contracts
Bow Trajectory	Chemical Tanker (2) (3)	2014				X	50,510
Bow Tribute	Chemical Tanker (2) (3)	2014				X	50,510
Asphalt Spring	Asphalt Tanker (2) (3)	2007				X	6,726
Asphalt Summer	Asphalt Tanker (2) (3)	2007				X	6,654
Marina Star 2	Container Vessel	1982			X		13,193
Marina Star 3	Container Vessel	1983			X		13,193
Flores Sea	Multi-Purpose Vessel	2008			X		11,151
Sawu Sea	Multi-Purpose Vessel	2008			X		11,184
Ocean Hero	Tanker	2011		X			13,543
Ocean Leader	Tanker	2011		X			16,626
Ocean Giant	Multi-Purpose Heavy Lift Dry Cargo Vessel	2012		X			19,382
Ocean Globe	Multi-Purpose Heavy Lift Dry Cargo Vessel	2011		X			19,382
Oslo Wave	Ice Strengthened Multi-Purpose Vessel	2000	X				17,381
			17	7	4	19	991,030

(1) Currently inactive

(2) Included in assets held for sale at December 31, 2015

(3) Sold since December 31, 2015

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business.  The following table provides a reconciliation of consolidated gross voyage profit to consolidated operating income for the years ended December 31, 2015 and 2014:

(All Amounts in Thousands)
	2015	2014
Revenues	$259,474	$294,834

Voyage Expenses	207,581	223,040
Amortization Expense	16,198	22,107
Net (Income) Loss of Unconsolidated Entities	4,049	(10)

Gross Voyage Profit	31,646	49,697

Vessel Depreciation	21,395	26,233
Other Depreciation	1,607	751

Gross Profit	8,644	22,713

Other Operating Expenses:
Administrative and General Expenses	22,832	20,985
Impairment Loss	154,463	38,213
(Gain) Loss on Sale of Other Assets	(4,543)	2
Less: Net Income (Loss) of Unconsolidated Entities	(4,049)	10
Total Other Operating Expenses	168,703	59,210

Operating Loss	$(160,059)	$(36,497)

Year Ended December 31, 2015

compared to year ended december 31, 2014

(All Amounts in Thousands)		Pure Car
	Jones	Truck	Dry Bulk	Rail	Specialty
	Act	Carriers	Carriers	Ferry	Contracts	Other	Total
2015
Fixed Revenue	$86,898	$55,267	$7,502	$-	$39,998	$-	$189,665
Variable Revenue	-	28,016	5,706	34,005	1,829	253	69,809
Total Revenue	86,898	83,283	13,208	34,005	41,827	253	259,474
Voyage Expenses	73,373	65,078	9,439	26,459	33,871	(639)	207,581
Amortization Expense	12,269	2,606	201	909	213	-	16,198
(Income) Loss of Unconsolidated Entities	-	-	4,770	393	(1,114)	-	4,049
Gross Voyage Profit (Loss) (excluding Depreciation Expense)	$1,256	$15,599	$(1,202)	$6,244	$8,857	$892	$31,646

Gross Voyage Profit (Loss) Margin	1%	19%	(9)%	18%	21%	-	12%

2014
Fixed Revenue	$124,854	$62,032	$7,104	$-	$34,372	$-	$228,362
Variable Revenue	-	16,049	10,941	34,577	5,393	(488)	66,472
Total Revenue	124,854	78,081	18,045	34,577	39,765	(488)	294,834
Voyage Expenses	82,913	65,696	13,327	28,743	33,973	(1,612)	223,040
Amortization Expense	15,813	2,606	236	994	2,433	25	22,107
(Income) Loss of Unconsolidated Entities	-	-	468	193	(671)	-	(10)
Gross Voyage Profit (excluding Depreciation Expense)	$26,128	$9,779	$4,014	$4,647	$4,030	$1,099	$49,697

Gross Voyage Profit Margin	21%	13%	22%	13%	10%	-	17%

The results from our minority investments are reflected in the gross voyage segment results for our Dry Bulk Carriers, Rail-Ferry, and Specialty Contracts segments and are reported in our Consolidated Statement of Operations as “Equity in Net Income (Loss) of Unconsolidated Entities, net”.

Revenues and Gross Voyage Profits

The following table shows the breakout of revenues by segment between fixed and variable for the years ended December 31, 2015 and 2014, respectively:

Segment Revenue and Expense

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act

The Jones Act segment results reported significant declines in both revenues and gross voyage profit when comparing 2015 to 2014. Total revenues decreased by $38.0 million due to a reduction in cargo, reduction in freight rates and an increase in non-operating days. Gross voyage profit decreased from $26.1 million in 2014 to $1.3 million as a result of the drop in revenues and an increase in the number of one-way voyages. Under our new agreement with TECO, the decrease in cargo volumes and freight rates resulted in a reduction of revenue of $27.6 million for the year ended December 31, 2015 compared to the same period of 2014.

Pure Car Truck Carriers

Revenue increased by approximately $5.2 million and gross voyage profit increased by approximately $5.8 million when comparing 2015 to 2014.  Revenues were primarily driven by higher supplemental cargoes in 2015 and additional revenues generated from the PCTC vessel that we repurchased in the third quarter of 2014 from the vessel’s lessor. As a result of this repurchase, we did not incur in 2015 the operating lease expense related to this vessel that we incurred in prior periods, thereby contributing further to the increase in gross voyage profit. These increases were partially offset by the sales of a PCTC in the second and fourth quarters of 2015. As a result of these transactions, we expect our 2016 revenue and gross voyage profit results for this segment to decrease by approximately $17.8 million and $6.0 million, respectively.

Dry Bulk Carriers

Total revenue decreased by approximately $4.8 million when comparing 2014 to 2015, driven by lower spot rates in the dry bulk market and redelivery of one chartered-in vessel in early 2014. Our gross voyage profit decreased $5.2 million year over year primarily as a result of our minority interest in mini-bulkers, which produced significantly lower operating results due to impairment charges taken in the fourth quarter of 2015. As noted above, we ultimately expect to eliminate reporting results for this segment as a result of our recent asset sales.  By the end of February 2016, we had completed the sale or exchange of all of the assets included in this segment.

Rail-Ferry

Revenue decreased slightly while gross voyage profit increased by approximately $1.6 million in 2015 from 2014. This improvement was primarily a result of lower costs related to fuel and other materials.

Specialty Contracts

Revenue and gross voyage profit increased by approximately $2.1 million and $4.8 million, respectively, in 2015 compared to 2014. The improvement in results were primarily driven by (i) the addition of a heavy lift vessel to our fleet in the first quarter of 2015, (ii) replacement of a tanker sold in 2014 with a larger and more efficient tanker vessel in the third quarter of 2015 and (iii) improved results from our equity investments in two chemical tankers and two asphalt tankers, which we sold in January 2016.

Depreciation Expense

Depreciation Expense was $23.0 million and $27.0 million for 2015 and 2014, respectively. The reduction of $4.0 million was primarily related to (i) the sale of a tanker vessel in the fourth quarter of 2014, a handysize vessel in the first quarter of 2015 and a PCTC vessel in the second quarter of 2015, (ii) two vessels becoming fully depreciated – one as of the end of the second quarter 2014 and one as of the end of the second quarter 2015, and (iii) classifying our tug/barge unit as held for sale in the fourth quarter of 2014. These reductions were slightly offset by depreciation expense related to the purchase of a PCTC vessel in the third quarter of 2014 as well as accelerated depreciation of leasehold improvements on our Mobile office lease.

Administrative and General Expense

Administrative and General Expense was $22.8 million in 2015 compared to $21.0 million in 2014. The following table shows the significant components of administrative and general expenses for the years ended December 31, 2015 and 2014, respectively:

(All Amounts in Thousands)
	2015	2014
Wages and Benefits	$10,270	$10,809
Executive Stock Compensation	707	1,535
Professional Services	5,256	2,773
Insurance and Workers' Compensation	919	1,356
Bad Debt Expense	1,202	-
Office Building Expense	2,331	2,109
Other *	2,147	2,403
TOTAL	$22,832	$20,985

* Expenses included in other primarily consist of travel and entertainment expenses, as well as our insurance policies not related to healthcare and other employee benefits, workers’ compensation, dues and subscriptions, franchise/property taxes, and system hardware and software expenses.

The reduction in wages and benefits is primarily related to a lower number of employees in 2015 compared to 2014, as well as a one-time termination payment to our insurance provider in 2014. The reduction in executive stock compensation was due to various modifications made to certain 2013 and 2014 stock grants and to various forfeitures in 2015. These lower expenses were offset by an increase in professional services that we incurred in connection with addressing our covenant compliance and liquidity challenges throughout 2015.

Impairment Loss

During 2015, we recorded an impairment loss of approximately $154.4 million, which consisted of (i) approximately $94.3 million related to assets held for sale under our Strategic Plan, (ii) $33.2 million related to the reduction in value of certain assets held in use, (iii) $1.8 million in connection with writing two vessels down to fair value as a result of reclassifying them from assets held for sale to assets held in use, (iv) approximately $1.9 million resulted from the write off of the entire goodwill balance related to the UOS acquisition, (v) approximately $22.1 million related to the write off of all of the intangible assets related to the UOS acquisition, and (vi) $1.1 million related to the write down to fair market value of our tug/barge unit, which is classified as held for sale.  The impairment loss related to the assets identified as held for sale under the Strategic Plan exceeded our original estimates due to lower than expected sales prices received on our Jones Act tug/barge unit and our minority investments in asphalt and chemical tankers.  Additionally, we wrote down to fair value our office building in New Orleans based on lower than anticipated market prices.

In 2014, we committed to a plan to sell one tanker vessel, three handysize vessels and one tug/barge unit which was inactive. As such, we conducted a fair value assessment of the assets. The fair value was based on indicated valuation evidence from prospective buyers in the market. As a result of this assessment, we recorded impairment charges (vessels, property and other equipment) of approximately $38.2 million. The tanker vessel was sold during 2014, and the remaining assets were classified as held for sale at December 31, 2014. One of the three handysize vessels was sold in March 2015. The remaining two handysize vessels were once again classified as held for sale at December 31, 2015 in connection with the adoption of our Strategic Plan and were subsequently sold in January 2016.

For more information, see Note D – Impairment Loss.

Gain on Sale of Assets

During the second quarter of 2015, we sold a 14,930 dead weight ton PCTC that had previously contributed to our PCTC segment.  As previously reported, we recorded a gain on sale of asset of approximately $4.6 million and paid down $10.0 million during the second quarter on our revolving line of credit.

During the first quarter of 2015, we sold a 36,000 dead weight ton handysize vessel and its related equipment.  We received $16.4 million, net of commissions and other sales costs, and recorded a loss on sale of asset of approximately $68,000 during the quarter. Additionally, we paid off related debt of approximately $13.5 million and recorded a loss on extinguishment of debt of approximately $95,000.    This vessel was previously reported in the Dry Bulk Carriers segment and was included in assets held for sale at December 31, 2014.

Other Income and Expense

Interest Expense was $13.3 million and $9.7 million in 2015 and 2014, respectively. This increase was primarily attributable to debt we incurred in the third quarter of 2014 to purchase a 2007 PCTC from the vessel lessor, accelerated amortization of certain debt issuance costs and the embedded derivative on our preferred stock dividends. Additionally, the amendments we entered into on or about November 16, 2015, increased the interest rates on certain of our debt facilities, which we expect will increase our future interest expense. These items were partially offset by reductions in interest expense as a result of (i) the sale of a handysize vessel and its related extinguishment of debt in the first quarter of 2015 and (ii) the refinancing of our Yen-based facility to a USD-based facility and the resulting settlement of the related interest rate swap in the second quarter of 2015.

Derivative (Gain) Loss was a loss of approximately $3.0 million in 2015 compared to a gain of approximately $132,000 in 2014. The 2015 loss is primarily due to the early settlement of an interest rate swap in connection with the refinancing of our Yen-based facility to a USD-based facility. For more information, see Note O – Derivative Instruments.

Loss on Extinguishment of Debt was $0.6 million and $0.2 million in 2015 and 2014, respectively.  During 2015, we extinguished four loans and wrote off their related loan costs: $0.1 million in conjunction with the sale of a handysize vessel, $0.4 million related to a loan refinancing and a subsequent sale of a PCTC vessel, and $0.1 million in conjunction with the sale of our supramax bulk carrier.  During 2014, we refinanced the debt on one of our PCTC vessels.  As a result, we wrote off approximately $0.2 million to loss on extinguishment of debt related to the unamortized loan costs.

Other Income from Vessel Financing remained constant at $1.8 million in 2015 and 2014.

Investment Income was $30,000 and $373,000 in 2015 and 2014, respectively.  During the third quarter 2014, we recorded approximately $272,000 of interest income related to a deposit that was refundable to us as a result of a bankruptcy of a ship builder that had agreed to build a new handysize dry bulk carrier for an entity in which we were an investor.  For additional information, see Note M – Commitments and Contingencies.

Foreign Exchange Loss of $91,000 and $184,000 in 2015 and 2014, respectively, is associated with our normally recurring period-end currency revaluations and the final settlement of the foreign forward exchange contract in connection with the refinancing of our Yen-based facility to a USD-based facility.  For more information on these arrangements, see Note O – Derivative Instruments.

Income Taxes

We recorded an increase in our tax valuation allowance of $4.6 million for the year ended December 31, 2015. See “Critical Accounting Policies – Income Taxes.”  Included in both our 2015 tax provision and 2014 tax benefits are taxes on our qualifying U.S. flag operations, which continue to be taxed under a “tonnage tax” regime rather than under the normal U.S. corporate income tax regime.

For further information on certain tax laws and elections, see Note L - Income Taxes to the consolidated financial statements included herein.

Equity in Net Income (Loss) of Unconsolidated Entities

Equity in net loss from our unconsolidated entities, net of taxes, was $4.0 million in 2015 compared to net income of $10,000 in 2014. This decrease was primarily related to a loss of approximately $4.8 million from our minority interest in mini-bulkers related to impairment charges in the fourth quarter of 2015. This loss was partially offset by income of $1.1 million from our minority interests in two chemical and two asphalt tankers.    By the end of February 2016, we completed the sale of our 30% investment in the two chemical and two asphalt tankers, as well as exchanged our equity share in mini-bulkers for a 2008 mini-bulk carrier that we intend to use to service the contract in our Indonesian operations. Refer to Note Y – Subsequent Events for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Since 2014, we have suffered substantial losses and encountered significant challenges related to complying with our debt covenants and meeting our minimum liquidity requirements to operate. Between late 2014 and mid-2015, we sold various assets to raise cash and improve our financial position. We also took various other steps to improve our liquidity, including eliminating our common stock dividend, laying up vessels and reducing our costs. In addition, in June of 2015, we initiated efforts to refinance all of our debt and operating leases by September 30, 2015, and thereafter sought to raise funds by either selling debt securities or borrowing funds from financial institutions. We also requested limited debt covenant waivers as of September 30, 2015 from all of our lenders and lessors in case our attempts to refinance our debt and leases were unsuccessful. By early October 2015, we withdrew our efforts to refinance our debt, began negotiations with all of our lenders and lessors to receive additional limited waivers and began to formulate a new strategy designed to improve our liquidity and financial position.

On October 21, 2015, our Board of Directors approved our Strategic Plan to restructure the Company by divesting of certain non-core assets. If we are successful in implementing this plan, we believe it will strengthen our financial position by reducing our debt to more manageable levels and increasing our liquidity.

On or prior to November 16, 2015, we amended each of our credit facilities. These amendments, among other things, obligate us to complete various steps of our Strategic Plan at certain specified prices and by specified milestone deadlines, which required various assets to be sold between December 4, 2015 and June 30, 2016.  Since November 16, 2015, we have received various additional types of relief from our lenders to address certain covenant defaults and to authorize changes to our divestiture plans. For a further discussion of these issues, including certain waivers and amendments received by us since November 16, 2015, see “Recent Financing Agreement Waivers and Amendments” below and Note F – Debt Obligations and Note Y – Subsequent Events. Because of the uncertainties associated with our ability to implement the Strategic Plan within the required time constraints, since September 30, 2015, we have classified all of our debt obligations (net of deferred debt issuance costs), which was approximately $156.8 million at December 31, 2015, as current, which has caused our current liabilities to far exceed our current assets since such date.

If we are unsuccessful in disposing of certain non-core assets by the milestones and at specified amounts agreed to with our lenders and lessors, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan and our lenders’ abilities to demand payment under our debt agreements, there is substantial doubt about our ability to continue as a going concern.

For additional information about our covenant compliance,  liquidity challenges and limited refinancing prospects, as well as our recent waiver agreements and amendments, please see (i) Note A – Summary of Significant Accounting Policies and Note F – Debt Obligations, (ii) the discussion of our liquidity and capital resources below and (iii) our risk factor disclosures in Item 1A of Part I of this report.

The following discussion should be read in conjunction with the detailed Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 included in the financial pages of this report.

Historical Information

The following table presents selected financial information as of and for the years ended December 31, 2015 and 2014:

(All Amounts in Thousands)
	2015	2014
Cash and Cash Equivalents	$9,560	$21,133
Restricted Cash	1,530	1,394
Working Capital	(110,525)	9,396
Net Cash Provided by Operating Activities	7,987	23,651
Net Cash Provided by (Used in) Investing Activities	20,719	(56,760)
Net Cash Provided by (Used in) Financing Activities	(40,279)	34,232

Working Capital

Working capital is defined as the difference between our total current assets and total current liabilities. At December 31, 2015, we had negative working capital of approximately $110.5 million versus positive working capital of approximately $9.4 million at December 31, 2014. The significant decrease in working capital was primarily driven by the reclassification of our long-term debt to current as a result of the uncertainties regarding our ability to remain in compliance with the financial covenants and other terms of our amended debt agreements. During the three month period ending December 31, 2015, we were able to obtain from our lenders and lessors either default waivers or amendments that enabled us to remain in compliance as of December 31, 2015 with the minimum working capital covenants contained in our financing agreements. See Note F – Debt Obligations for further information.

Restricted Cash

As of December 31, 2015, we had approximately $1.5 million of cash classified as restricted cash, of which $0.5 million represented the contractually-mandated pre-funding of upcoming quarterly scheduled debt payments and $1.0 million related to certain UOS performance guarantees and required escrow of upcoming debt payments.

As of December 31, 2014, we had $1.4 million of cash classified as restricted cash related to certain UOS performance guarantees and required escrow of upcoming debt payments.

Of the $9.6 million of cash and cash equivalents reflected on our Consolidated Balance Sheet as of December 31, 2015, approximately $0.3 million is held overseas.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2015 was $8.0 million after adjusting our net loss of $179.7 million by approximately $154.4 million related to impairment loss and $43.8 million related to other non-cash items such as depreciation, amortization, gain on sale of assets and other miscellaneous items.  These items were primarily offset by increases in deferred drydock charges and decreases in accounts payable and accrued expenses and other long term liabilities.  Included in cash provided by operating activities during 2015 was a cash payment of $2.9 million that we received upon settlement of an interest rate swap in connection with refinancing our Yen-based facility with a USD-based facility.

Net cash provided by operating activities of $23.7 million for 2014 was generated after adjusting net loss of $54.7 million upward for non-cash items such as (i) depreciation of $27.0 million, (ii) amortization of deferred charges and intangible assets of $22.6 million, and (iii) an impairment loss of $38.2 million, which were partially offset by $12.5 million in drydocking charges and various other items specified in our Consolidated Statements of Cash Flows.

Net Cash Provided by (Used In) Investing Activities

Net cash provided by investing activities of $20.7 million for the year ended December 31, 2015 primarily consisted of $31.0 million of cash received from the sale of assets, which included $15.9 million in cash proceeds received from the sale of two of our vessels earlier in 2015 and $15.1 million of cash proceeds from the sale of certain vessels late in 2015 in connection with the implementation of our Strategic Plan.  Additionally, we had $3.9 million in cash proceeds from the return of a deposit discussed further in Note M – Commitments and Contingencies.  These amounts were offset by approximately $16.5 million of capital outlays.

Net cash used in investing activities of $56.8 million for 2014 consisted of $68.2 million of capital expenditures primarily for the $55.6 million purchase of a previously leased 2007 PCTC, $5.0 million for the purchase and construction in progress of the New Orleans office building, and $7.6 million spent on vessel and other capital improvements. In addition, we paid $7.9 million towards the acquisition of a minority investment in two chemical tankers and two asphalt tankers. These cash outlays were partially offset by a $9.1 million decrease in restricted cash, $4.0 million of cash received on a note receivables, as well as $4.6 million from the State of Louisiana under a relocation incentive program.

Net Cash Provided by (Used In) Financing Activities

Net cash used in financing activities of $40.3 million for the year ended December 31, 2015 was primarily due to $6.5 million of dividends paid, $4.0 million of cash that was paid to settle the foreign exchange contract in connection with the refinancing of our Yen-based credit facility, and approximately $58.9 million of debt payments, which consisted of early payoff of debt of $5.1 million associated with the sale of various assets, $24.0 million of debt payments related to the refinancing of the Yen-based facility, net payments on the line of credit of $7.5 million and $22.3 million of regularly scheduled debt payments.  The amount was partially offset by proceeds from the refinancing of our Yen-based credit facility with a USD-based facility of $32.0 million.

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

In addition to our periodic vessel purchases, we regularly incur drydocking and other capital expenditures on an ongoing basis in order to extend the useful life of our vessels, to improve and modernize our fleet, to comply with various requirements or standards imposed by insurers or governmental or quasi-governmental authorities, and to upgrade our on-shore infrastructure. We have also incurred capital expenditures to construct an office building in New Orleans, Louisiana, which we identified as one of our non-core assets to be sold pursuant to our Strategic Plan; as such, we classified this asset as held for sale as of December 31, 2015. The amount of our capital expenditures is influenced by, among other things, changes in regulatory, quasi-regulatory or insurance requirements or standards, drydocking schedules for our various vessels, demand for our services, cash flow generated by our operations, and cash required for other purposes. In 2015, our total cash paid for capital expenditures was $29.4 million, of which $12.8 million related to drydocking, $5.1 million related to construction of the New Orleans office building, $1.7 million in construction in progress, and the remaining $9.8 million related to various other capital improvements.

We estimate our capital improvements to vessels and drydock expenditures will be between $12.0 million and $15.0 million for 2016.  Our ability to make these expenditures will be materially dependent upon our ability to improve our liquidity and financial position. If we are successful in implementing our Strategic Plan, we believe this course of action will, among other things, enhance our ability to make these expenditures. Refer to Item 1A “Risk Factors” for additional information.

Debt and Lease Obligations

The Company and its domestic subsidiaries (which we sometimes refer to as the “credit parties”) have borrowed money under six secured financing agreements, one of which is a senior secured credit facility with Regions Bank (the “Credit Facility”), and the other five agreements are senior secured financing agreements that we entered into in connection with various vessel purchases over the past several years. For more information, see Note F – Debt Obligations.

All six of our principal loan agreements and all three of our principal operating leases require us to comply with various loan covenants, including financial covenants that require, as applicable, minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage. Since early 2014, we have struggled to meet all of our required debt covenants. Consequently, we solicited and received from our lenders and lessors amendments to or waivers from various of these covenants to assure our compliance therewith as of the end of the first, third and fourth quarters of 2014 and the end of the first, second, third, and fourth quarters of 2015. Summarized below are key amendments and waivers received since September 30, 2015. For more complete information, see the discussion of our debt covenant compliance set forth in our periodic reports filed since January 1, 2014 with the SEC and as set forth in this Annual Report on Form 10-K.

Since late September 2015, our lenders and lessors have provided a series of additional covenant default waivers, including waivers granted in connection with recent credit facility amendments entered into on or prior to November 16, 2015. These amendments also effected a series of additional substantive amendments to each of our six credit facilities, including but not limited to accelerated repayment terms, increased interest rates, and required asset divestitures by specified milestone deadlines and specified amounts. Since November 16, 2015, we have received various additional types of relief from our lenders to address certain covenant defaults and to authorize changes to our divestiture plans. For a further discussion of these issues, including certain waivers and amendments received by us since November 16, 2015, see “Recent Financing Agreement Waivers and Amendments” below and Note F – Debt Obligations and Note Y – Subsequent Events.

If we are unsuccessful in disposing of certain non-core assets by the milestones and at specified amounts agreed to with our lenders and lessors, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan and our lenders’ abilities to demand payment under our debt agreements, there is substantial doubt about our ability to continue as a going concern. For information on our limited refinancing prospects, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Items 1A and 7 of this report.

Because of the uncertainties associated with our ability to implement the Strategic Plan within the required time constraints, since September 30, 2015, we have classified all of our debt obligations (net of deferred debt issuance costs), which was approximately $156.8 million at December 31, 2015, as current, which has caused our current liabilities to far exceed our current assets since such date.

Our Strategic Plan contemplates that we will seek to divest certain assets at specific prices and deadlines with a substantial part of the proceeds used to pay down our debt (refer to Note A – Summary of Significant Accounting Policies).  We have already completed several planned asset sales, but we still need to complete other sales or negotiate alternative transactions to fully meet our objectives under the plan.  If we are fully successful in executing the remainder of our Strategic Plan as modified to date under presently prevailing conditions, we currently estimate that our gross debt obligations would be reduced from $159.8 million as of December 31, 2015 to a range of $100.0 million to $110.0 million as of June 30, 2016, excluding any new financings that could take place. In our quarterly report on Form 10-Q for the quarter ended September 30, 2015, we  projected a range of $85.0 million to $95.0 million. The increase in our estimate is primarily due to lower than expected sales prices received, as well as the exchange of our equity share in mini-bulkers, which we had originally intended to monetize, for 100% ownership of a 2008 built mini-bulker. While we have classified all of our outstanding debt as current on our consolidated balance sheet as of December 31, 2015, none of our creditors have thus far accelerated our debt and demanded immediate full payment (except for mandatory prepayments in connection with the sale of specified collateral).

During 2015, we adopted ASU 2015-03 and, as a result, reclassified approximately $2.9 million of deferred debt issuance costs from deferred charges, net of accumulated amortization to offset against long-term debt on our Consolidated Balance Sheet as of December 31, 2014. As of December 31, 2015, the amount of deferred debt issuance costs was $3.0 million and was included as an offset to current maturities of long-term debt on our Consolidated Balance Sheet.

Credit Facility

We currently maintain a senior secured credit facility with Regions Bank (“Credit Facility”), which we amended on November 13, 2015. At December 31, 2015, the Credit Facility, as amended, provided up to $71.3 million which was comprised of a term loan facility in the principal amount of $33.1 million and a revolving credit facility (“LOC”) permitting draws in the principal amount of up to $38.2 million. At December 31, 2015, the LOC included a $7.2 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans.  As of December 31, 2015, we had $31.0 million of borrowings and $7.2 million of letters of credit outstanding under our LOC.  We currently have no additional borrowing capacity under this facility. For more information, refer to “Recent Financing Agreement Waivers and Amendments” below.

Under the Credit Facility, each of our domestic subsidiaries is a joint and several co-borrower. The obligations of all the borrowers under this facility are secured by all personal property of the borrowers, excluding certain real property, but including the U.S. flagged vessels owned by our domestic subsidiaries and collateral related to such vessels.  Several of our International flagged vessels are pledged as collateral securing several of our other secured debt facilities.

The Credit Facility includes usual and customary covenants and events of default for credit facilities of its type.  Our ability to borrow under the Credit Facility is conditioned upon continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those stipulating as of December 31, 2015 that we maintain a consolidated leverage ratio not to exceed 5.0 to 1.0, an EBITDAR to fixed charges ratio of at least 1.05 to 1.0, liquidity of not less than $20.0 million, and a consolidated net worth of not less than the sum of $228.0 million, minus impairment losses, plus 50% of our consolidated net income earned after December 31, 2011, excluding impairment losses, plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility). As of December 31, 2015, the lender agreed to waive our default of the consolidated net worth, minimum liquidity, consolidated fixed charge coverage ratio and the consolidated leverage ratio covenants for a temporary period ending March 31, 2016. For more information, refer to “Recent Financing Agreement Waivers and Amendments” below.

Other Financing Agreements

On April 24, 2015, we entered into a new loan agreement with DVB Bank SE in the amount of $32.0 million by refinancing our 2010 built PCTC. We received the loan proceeds on April 24, 2015 and applied them as follows: (i) $24.0 million to pay off an outstanding Yen facility in the amount of 2.9 billion Yen, (ii) $4.0 million to settle the related Yen forward contract, and (iii) $2.9 million to settle a Yen denominated interest rate swap.  Under the DVB loan agreement, interest was, prior to a recent loan amendment, payable at a fixed rate of 4.16% with the principal being paid quarterly over a five-year term based on a ten-year amortization schedule with a final quarterly balloon payment of $16.8 million due on April 22, 2020.  Our 2010-built foreign flag PCTC along with customary assignment of earnings and insurances are pledged as security for the facility.  As a result of the early debt payoff, we recorded a loss on extinguishment of debt of approximately $0.3 million.  Additionally, we capitalized approximately $0.6 million in loan costs associated with the DVB Bank loan. On November 4, 2015, this loan agreement was materially amended.  Pursuant to the terms of the amendment, in December 2015, we sold our 2010 built PCTC and used the net proceeds to retire the loan. Refer to “Recent Financing Agreement Waivers and Amendments” for additional information.
During the first quarter of 2015, we paid off approximately $13.5 million in debt in connection with the sale of one of our handysize vessels.  Additionally, we wrote off approximately $95,000 of unamortized loan costs associated with the debt instrument which is reflected in loss on extinguishment of debt on our Consolidated Statements of Operations.

We owe various sums under several other credit agreements. For information on these other credit agreements, see Note F – Debt Obligations.

Operating Lease Obligations

In 2012, we commenced three sale/leaseback transactions, which we classified as operating leases, as follows: (i) we sold our molten-sulphur carrier and commenced a seven-year lease agreement with an early buy-out option that can be exercised in 2017 with the resulting $8.0 million gain being deferred and recognized by approximately $1.2 million each year over the term of the lease, (ii) we sold our 1998-built PCTC and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2017 with the resulting $11.7 million gain being deferred and recognized by approximately $1.9 million each year over the term of the lease, and (iii) we sold our 1999-built PCTC and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2018. As of December 31, 2015, the unamortized balance of the deferred gain on the molten-sulphur carrier and 1998-built PCTC were approximately $4.6 million and $5.7 million, respectively.

As of December 31, 2015, we held two container vessels and two multi-purpose vessels under operating contracts. Additionally, we held seven vessels under bareboat charter or lease agreements, which included the molten-sulphur carrier in our Jones Act segment and two PCTCs discussed above, and two tankers and two multi-purpose heavy lift dry cargo vessels in our Specialty Contracts segment.

Three of these lease agreements impose certain financial covenants, including defined minimum working capital and net worth requirements, and prohibit us from incurring, without the lessor’s prior written consent, additional debt or lease obligations, subject to certain specified exceptions. These financial covenants are generally similar, but not identical, to the above-described financial covenants set forth in the Credit Facility. See Note F – Debt Obligations. Additionally, our vessel operating lease agreements have early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances. In the event that we default under any of our operating lease agreements, we may be forced to buy back the leased vessel for a stipulated loss value.  If we were required to repurchase all three of these leased vessels, the aggregate loss value would be approximately $73.5 million as of the date of this report. As of November 16, 2015, we reached separate agreements with each of our lessors to extend their covenant default waivers through March 31, 2016 and received relief from testing compliance of most of these covenants until June 30, 2016. As of December 31, 2015, we concluded the fair market value of these vessels exceeded the stipulated loss value; as such, if we were required to buy back these vessels, we would not have a loss from an embedded derivative.

Other Lease Obligations

We also conduct certain of our operations from leased office facilities. In 2013, we executed a five year lease agreement for office space in Tampa, Florida housing our UOS employees. The lease calls for graduated payments in equal amounts over the 60-month term of the lease. In addition to the Tampa office, we have a month to month lease agreement for our Shanghai, China office space, which we are currently in the process of closing as part of our efforts to exit the Chinese market.

We are in the process of relocating our corporate headquarters from Mobile, Alabama to New Orleans, Louisiana. We expect the transition to be completed by the second quarter of 2017. As such, we accelerated the depreciation expense on the leasehold improvements in Mobile by approximately $0.9 million and we estimate that we will be committed to pay up to approximately $2.7 million for the early cancelation of this lease.  We received two grants from the State of Louisiana of approximately $5.2 million and $5.1 million, which will partially offset costs related to the New Orleans office building and other relocation expenses, respectively.  In connection with implementing the Strategic Plan, at December 31, 2015, we ceased construction on the New Orleans office building and reclassified it as being held for sale.  In late 2014, we signed an eighteen month lease agreement for office space in New Orleans.

Recent Financing Agreement Waivers and Amendments

On or prior to November 16, 2015, we amended each of our credit facilities. Each of these amendments included provisions extending the lenders’ or lessor’s prior covenant breach waivers through March 31, 2016 and provided us relief from testing compliance of most of these covenants until June 30, 2016. These waivers are temporary one-time waivers, and the lenders and lessors have no obligation, express or implied, to waive any other defaults or grant any other extensions. The waivers are contingent upon our continued performance with the terms of the credit facilities, as amended, including newly-implemented requirements to sell certain specified non-core assets at certain specified prices by certain specified dates (ranging from December 4, 2015 to June 30, 2016) and to apply substantially all of the net proceeds from such sales to retire debt owed under such facilities.

Some of the more significant amendments to our Credit Facility with Regions Bank included (i) accelerating the facility’s maturity date from September 24, 2018 to July 20, 2017, (ii) reducing the Letter of Credit Sublimit from $20.0 million to $7.2 million initially and to lower amounts at future dates, (iii) prohibiting us from issuing new letters of credit without the lenders’ consent, (iv) reducing the Aggregate Revolving Commitment by $1.8 million, (v) increasing the applicable margins for all Loans, Letter of Credit Fees and Commitment Fees set to 9.25% from the effective date of the amendment through June 30, 2016, and 10.0% from July 1, 2016 through the maturity date, (vi) increasing our scheduled payments for the next twelve months by $3.0 million and mandating certain specified mandatory prepayments, (vii) prohibiting us from paying common stock dividends unless we have at least $30.0 million of liquidity (as defined in the Credit Facility) after making the payment, (viii) prohibiting us from paying preferred stock dividends prior to January 29, 2016 or paying preferred stock dividends thereafter unless various financial conditions are met, (ix) prohibiting us from making any further payments to construct our New Orleans office building, except to the extent financed by the general contractor, and (x) amending certain of our financial covenants, effective as of June 30, 2016, and amending certain of our other loan covenants to further restrict our operations, effective immediately. Additionally, Regions Bank appointed a financial consultant to review our financial results.

With respect to our two credit facilities with DVB Bank SE, the more significant amendments included (i) requiring us to apply the proceeds from the sale of one of our PCTCs to pay down 100% of the debt owned under one facility of approximately $30.2 million and $912,000 of the debt owed under the other facility, (ii) pledging under certain circumstances 65% of our shares of our wholly-owned Singapore subsidiaries to DVB Bank SE, (iii) increasing the interest rate by 2%, (iv) increasing by approximately $222,000 our quarterly principal payments and (v) specifying various dates (ranging from December 2015 through March 2016) by which our sale of non-core assets must be completed and at specified amounts. In accordance with these amended terms, in December 2015, we sold the 2010 built PCTC and used the proceeds to pay off the related debt by approximately $31.3 million, and we retained excess cash of approximately $15.4 million for general corporate purposes. In addition, we wrote off related unamortized loan costs of $130,000, which we included in Loss on Extinguishment of Debt in our Consolidated Statement of Operations for the year ended December 31, 2015.

With respect to our credit facility with ING Bank N.V., some of the more significant amendments included (i) increasing by approximately $625,000 our quarterly principal payments, (ii) increasing our interest rate margin by approximately 2% per annum, (iii) modifying the manner in which we will be required to pay down debt owed under the facility upon the sale of assets comprising collateral under the facility, including requiring any excess proceeds to be applied to pay off the other tranches at the discretion of the facility’s agent, (iv) providing credit enhancements of equal value to those afforded by us to our other creditors, (v) prohibiting the payment of common stock dividends, (vi) prohibiting the payment of preferred stock dividends without the written consent from the lender, (vii) requiring the preparation of a financial plan acceptable to the facility agent in its sole discretion, and (viii) specifying various amounts and dates in December 2015 by which our sale of non-core assets must be completed. Pursuant to the terms of this amendment, we sold our supramax vessel, which allowed us to reduce our debt outstanding by approximately $11.3 million. In conjunction with this sale, we wrote off approximately $100,000 of unamortized loan costs, which we included in Loss on Extinguishment of Debt. Subsequent to December 31, 2015, we completed the sales of the remaining two handysize vessels and the capesize bulk carrier. We used the proceeds from these sales to pay down approximately $30.7 million of outstanding debt.  Please refer to Note Y – Subsequent Events.

RBS Asset Finance has agreed to extend its prior covenant default waiver through March 31, 2016 and to provide relief from testing compliance of these covenants until June 30, 2016, together with amendments increasing the interest rate 1.0% per annum, requiring a loan-to-value ratio as of April 1, 2016 not to exceed 75.0% and modifying the covenants in a manner substantially similar to those reflected in the Regions Bank amendment.

Most of our remaining November 2015 credit facility amendments included less substantial changes, principally with respect to amending certain of our financial covenants, effective March 31, 2016 or thereafter, or requiring us to provide equal treatment if and to the extent we provide credit enhancements to other of our creditors.

In the weeks following our receipt of debt covenant waivers on or about November 16, 2015, it became apparent that market conditions were too weak for us to implement our divestiture plans on the terms and conditions contemplated in our contractual arrangements with our lenders. Consequently, following November 16, 2015 we requested various types of relief from our lenders to address several covenant defaults and to authorize changes to our divestiture plans. On or about December 22, 2015, we obtained consent agreements from certain of our lenders modifying the parameters of our pending asset dispositions, including (i) extending the deadlines for certain pending sales from late 2015 to various dates throughout the first quarter of 2016 and (ii) lowering various required sales prices. We received substantially similar consent agreements from our remaining lenders in early 2016. We will likely continue to be required to seek additional waivers, particularly if our divestiture plans change – see Note Y – Subsequent Events for a summary of various amendments, waivers and discussions with our lenders since December 31, 2015.

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

The descriptions of our recent credit facility amendments set forth above are general summaries only, and are qualified in their entirety by reference to the full text of those amendments filed as exhibits with this 2015 Form 10-K.

In February of 2016, we received letters of default from three of our lenders, none of whom have accelerated payment of the indebtedness owed to them since such date. In addition, each lender has orally advised us that they have no intention to accelerate our debt obligations based on current circumstances, notwithstanding each of them expressly reserving their legal rights to do so.

Our future compliance with our covenants and amended loan terms is contingent upon the successful execution of the remainder of our Strategic Plan and improved financial results, particularly with respect to our Jones Act segment.  If we are unsuccessful in disposing of certain non-core assets by the milestones and at specified amounts agreed to with our lenders and lessors, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan, our lenders’ abilities to demand payment under our debt agreements and our limited refinancing prospects, there is substantial doubt about our ability to continue as a going concern.  See “Risk Factors” under Item 1A of Part I of this report.

The following table represents the actual and required covenant amounts under our principal credit agreements and operating leases (after giving effect to the new terms described above) at December 31, 2015:

	Actual	Required
Net Worth (thousands of dollars) (1)	$86,332	$255,000*
Working Capital (thousands of dollars) (2)	$(110,525)	$1*
Interest Expense Coverage Ratio (minimum) (3)	2.24	2.50
EBITDAR to Fixed Charges Ratio (minimum) (4)	0.73	1.05*
Total Indebtedness to EBITDAR Ratio (maximum) (5)	4.99	5.00
Minimum Liquidity (6)	$9,560	$20,000*

* Waived temporarily subject to certain conditions; see “Amendments, Waivers, and Covenant Compliance” above.

1.	Defined as total stockholders’ equity less goodwill.
2.	Defined as total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between fixed charges to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”).
5.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.
6.	Defined as available borrowing capacity under our line of credit (which is currently zero) plus available cash.

The following is a summary of the scheduled maturities by period of our debt and lease obligations that were outstanding as of December 31, 2015:

(All Amounts in Thousands)

Debt and lease obligations	2016	2017	2018	2019	2020	Thereafter
Long-term debt	$62,767	$59,046	$7,141	$7,141	$21,555	$2,194
Interest payments	8,637	5,395	1,980	1,604	1,228	33
Operating leases*	13,927	13,861	12,783	3,508	678	4,792
Terminal Obligation**	2,130	1,224	-	-	-	-
Total by period	$87,461	$79,526	$21,904	$12,253	$23,461	$7,019

* Not reflected as liabilities in our consolidated balance sheets.

** The Terminal Obligation is our obligation to the Alabama State Port Authority related to the terminal upgrades in Mobile, Alabama, to be paid by us over the ten year terminal lease, which began in 2007. We expect to meet this long-term obligation, reported in other long-term liabilities, by the usage fees paid by our Rail-Ferry vessels in the Mobile port.

The table above reflects only contractual obligations as of December 31, 2015 and excludes among other things, (i) commitments made thereafter, (ii) options to purchase assets, including the vessel purchase options described under “Lease Obligations,” (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make, (v) open purchase orders and (vi) contributions that we expect to make to our pension plan and union-sponsored pension plans in 2016 and later, as described further below and in Note N – Employee Benefit Plans.

Pension and Post Retirement Obligations

We contributed $0.6 million to each of our pension and post retirement plans for the twelve months ended December 31, 2015. Based on current conditions, we anticipate contributing approximately $0.6 million to the pension plan for 2016.

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

For additional information on the terms of our preferred stock, see Item 1A and the Notes appearing elsewhere herein.

Other Matters

Subject to applicable limitations in our credit agreements and operating leases, in the past we have evaluated the acquisition of additional vessels or businesses and possible vessel divestitures or other transactions.  At any given time, we may be engaged in discussions or negotiations regarding acquisitions, dispositions or other transactions.  We generally do not announce our acquisitions, dispositions or other transactions until we have entered into a definitive agreement.  We may from time to time require additional financing in connection with any such acquisitions or transactions or to increase working capital.  Our consummation of any such financing transactions could have a material impact on our financial condition or operations.

Current Economic and Market Issues

Slow growth and uncertainties in the worldwide economy continue.  Nonetheless, customers who have owed us payments under our fixed contracts have generally paid us in full as per contract terms and conditions.  For more information, see our list of risk factors included in Item 1A of this report.

As we continuously evaluate our pension plan investment diversification, we worked with our outside investment consultants and added new category funds, as well as replaced or altered the percentage of dollar investment placed in our current funds in our portfolio. We contributed $0.6 million to our pension fund for the plan year 2015 to help offset a potential increase in future liabilities. We will continue to monitor the pension plan quarterly with our investment consultants and will make any necessary adjustments if and when we deem them to be necessary (See Note N - Employee Benefit Plans).

Cash Dividend Payments

The payment of dividends to common stockholders and preferred stockholders is at the discretion and subject to the approval of our Board of Directors. The Board of Directors declared a cash common stock dividend each quarter between the fourth quarter of 2008 and the middle of 2015. On October 19, 2015 and January 19, 2016, we announced that our Board of Directors elected to defer the cumulative dividend payments scheduled for October 30, 2015 and January 30, 2016 related to our Series A and Series B Preferred Stock. Because we did not pay our preferred stock dividends for two periods, the per annum rate has increased, commencing January 31, 2016, by an additional 2.00% per $100.00 stated liquidation preference, or $2.00 per annum. If we fail to make additional future scheduled payments, this per annum rate will continue to increase up to a maximum annual dividend rate of twice the original interest rate. The dividend rate will reset to the original dividend rate if we pay all accrued and unpaid dividends for three consecutive quarters. At December 31, 2015, we recorded a $1.2 million embedded derivative liability related to the penalties on our preferred stock dividends. See Note O – Derivative Instruments for additional information. Additionally, since our preferred shares rank senior to our common shares, and carry cumulative dividends, we are currently precluded from paying cash dividends on our common stock. Moreover, our November 2015 credit facility amendments place further restrictions on our ability to pay dividends on our common and preferred stock until certain conditions are met. For additional information, see “Risk Factors” under Item 1A of Part I of this report.

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

Holders of our equity securities have no contractual or other legal right to receive dividends. See Item 1A “Risk Factors” of Part I of this report.

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

Off Balance Sheet Arrangements

During its normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. We believe that any liability for these indemnities, commitments and guarantees would not be material to the accompanying consolidated financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees. Refer to Note M – Commitments and Contingencies for additional information.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note A – Summary of Significant Accounting Policies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

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

As of December 31, 2015, we conducted an evaluation of the effectiveness of our disclosure controls and procedures.  The evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Based on that evaluation as of December 31, 2015, our CEO and CFO have concluded that our disclosure controls and procedures are effective.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —

Integrated Framework (2013).   Based on our assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (2)
Equity compensation plans approved by security holders	45,350	21.97	500,759
Total	45,350	21.97	500,759

(1) Represents 45,350 outstanding restricted stock units.
(2) Represents 160,759 shares available for issuance under the 2011 Stock Incentive Plan and 340,000 shares available for issuance under the 2015 Stock Incentive Plan.

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

(i) The following financial statements and related notes are included on pages F-1 through F-46 of this Form 10- K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

2.  Exhibits

2.1

Purchase Agreement dated October 9, 2012 between International Shipholding Corporation and United Maritime Group, LLC (filed with the Securities and Exchange Commission as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 11, 2012, and incorporated by herein by reference).

3.1

Restated Certificate of Incorporation of the Registrant, as amended through May 12, 2015 (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant's Form 10-Q dated for the quarterly period ended June 30, 2015 and incorporated herein by reference).

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
4.2

Certificate of Designations, Preferences and Rights of 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock (filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company’s Form 8-A dated February 20, 2013 and incorporated herein by reference).

4.3

Certificate of Designations, Preferences and Rights of 9.0% Series B Cumulative Redeemable Perpetual Preferred Stock (filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company’s Form 8-A dated July 25, 2013 and incorporated herein by reference).

10.1

Assignment, Assumption, Amendment and Restatement of the Credit Agreement, dated June 10, 2015, to the Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference).

10.2*

Waiver and Agreement, dated September 30, 2015, to the Assignment, Assumption, Amendment and Restatement of the Credit Agreement, dated June 10, 2015, to the Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee.

10.3*

Waiver and Amendment, dated October 23, 2015, to the Assignment, Assumption, Amendment and Restatement of the Credit Agreement, dated June 10, 2015, to the Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee.

10.4*

Waiver and Amendment, dated November 4, 2015, to the Assignment, Assumption, Amendment and Restatement of the Credit Agreement, dated June 10, 2015, to the Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee.

10.5*

Waiver and Amendment, dated November 16, 2015, to the Assignment, Assumption, Amendment and Restatement of the Credit Agreement, dated June 10, 2015, to the Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee.

10.6*

Waiver Agreement, dated December 30, 2015, to the Assignment, Assumption, Amendment and Restatement of the Credit Agreement, dated June 10, 2015, to the Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee

10.7

Credit Agreement, dated as of December 28, 2011, by and among LCI Shipholdings, Inc. (assigned from Waterman Steamship Corporation), as Borrower, Capital One, National Association, as lender (filed with the Securities and Exchange Commission as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.8

First Amendment to the Credit Agreement, dated as of December 14, 2012, to the credit agreement dated as of December 28, 2011, is made between LCI Shipholdings, Inc. (assigned from Waterman Steamship Corporation), as Borrower, Capital One, National Association, as lender (filed with the Securities and Exchange Commission as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.9

Second Amendment to the Credit Agreement, dated as of October 30, 2014, to the credit agreement dated as of December 28, 2011, is made between LCI Shipholdings, Inc. (assigned from Waterman Steamship Corporation), as Borrower, Capital One, National Association, as lender (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.10*

Limited Waiver Agreement to the Credit Agreement, dated as of September 30, 2015, to the credit agreement dated as of December 28, 2011, is made between LCI Shipholdings, Inc. (assigned from Waterman Steamship Corporation), as Borrower, Capital One, National Association, as lender.

10.11*

Second Limited Waiver Agreement to the Credit Agreement, dated as of November 13, 2015, to the credit agreement dated as of December 28, 2011, is made between LCI Shipholdings, Inc. (assigned from Waterman Steamship Corporation), as Borrower, Capital One, National Association, as lender.

10.12

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

10.13

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

10.14

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

10.15

Third Amendment to Credit Agreement and Consent Agreement, dated as of November 18, 2014, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders (filed with the Securities and Exchange Commission as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.16

Fourth Amendment to Credit Agreement and Consent Agreement, dated as of April 14, 2015, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders (filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2015 and incorporated herein by reference).

10.17

Fifth Amendment to Credit Agreement and Consent Agreement, dated as of June 19, 2015, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders (filed with the Securities and Exchange Commission as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference).

10.18

Consent Agreement, dated as of July 2, 2015, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders (filed with the Securities and Exchange Commission as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference).

10.19

Letter Agreement, dated as of July 2, 2015, amending that certain Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Capital Markets, a division of Regions Bank, as Lead Arranger and Sole Book Manager as the lenders (filed with the Securities and Exchange Commission as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference).

10.20*

Limited Waiver Agreement, dated as of September 30, 2015, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Bank, Branch Banking and Trust Company, Whitney Bank, and Capital One, N.A. as Lenders.

10.21*

Waiver Agreement, Consent and Sixth Amendment, dated as of November 13, 2015, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Bank, Capital One, N.A., Branch Banking and Trust Company, and Whitney Bank as lenders.

10.22*

Consent Agreement, dated as of December 23, 2015, to the Waiver Agreement, Consent and Sixth Amendment, dated as of November 13, 2015, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries as borrowers and Regions Bank as Administrative Agent and Collateral Agent and Regions Bank, Capital One, N.A., Branch Banking and Trust Company, and Whitney Bank as lenders.

10.23

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

10.24

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

10.25

Second Amendment to the Credit Agreement, dated December 9, 2014, to the  Credit Agreement, dated as of August 25, 2014, by and among LCI Shipholdings, Inc., a non-resident corporation organized under the laws of the Republic of the Marshall Islands, as Borrower, International Shipholding Corporation, as Guarantor, and RBS Asset Finance, Inc., a New York corporation, as Lender (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.26

Third Amendment to the Credit Agreement, dated April 7, 2015, to the  Credit Agreement, dated as of August 25, 2014, by and among LCI Shipholdings, Inc., a non-resident corporation organized under the laws of the Republic of the Marshall Islands, as Borrower, International Shipholding Corporation, as Guarantor, and RBS Asset Finance, Inc., a New York corporation, as Lender (filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2015 and incorporated herein by reference).

10.27*

Limited Waiver Agreement to the Credit Agreement, dated September 30, 2015, to the Credit Agreement, dated as of August 25, 2014, by and among LCI Shipholdings, Inc., a non-resident corporation organized under the laws of the Republic of the Marshall Islands, as Borrower, International Shipholding Corporation, as Guarantor, and RBS Asset Finance, Inc., a New York corporation, as Lender.

10.28*

Limited Waiver Agreement to the Credit Agreement, dated November 13, 2015, to the Credit Agreement, dated as of August 25, 2014, by and among LCI Shipholdings, Inc., a non-resident corporation organized under the laws of the Republic of the Marshall Islands, as Borrower, International Shipholding Corporation, as Guarantor, and RBS Asset Finance, Inc., a New York corporation, as Lender.

10.29*

Letter Agreement, dated December 22, 2015, amending that certain Limited Waiver Agreement to the Credit Agreement, dated November 13, 2015, to the Credit Agreement, dated as of August 25, 2014, by and among LCI Shipholdings, Inc., a non-resident corporation organized under the laws of the Republic of the Marshall Islands, as Borrower, International Shipholding Corporation, as Guarantor, and RBS Asset Finance, Inc., a New York corporation, as Lender.

10.30

Credit Agreement, dated as of August 26, 2014, by and among LCI Shipholdings, Inc. (assigned from Waterman Steamship Corporation), as Borrower, DVB Bank SE, as Facility Agent and Security Trustee, and the Banks and Financial Institutions from time to time party thereto (filed with the Securities and Exchange Commission as Exhibit 10.13 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference).

10.31

First Amendment to the Credit Agreement, dated October 28, 2014, to the Credit Agreement, dated as of August 26, 2014, by and among LCI Shipholdings, Inc. (assigned from Waterman Steamship Corporation), as Borrower, DVB Bank SE, as Facility Agent and Security Trustee, and the Banks and Financial Institutions from time to time party thereto (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference).

10.32

Second Amendment to the Credit Agreement, dated November 20, 2014, to the Credit Agreement, dated as of August 26, 2014, by and among LCI Shipholdings, Inc. (assigned from Waterman Steamship Corporation), as Borrower, DVB Bank SE, as Facility Agent and Security Trustee, and the Banks and Financial Institutions from time to time party thereto (filed with the Securities and Exchange Commission as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.33

Third Amendment to the Credit Agreement, dated November 24, 2014, to the Credit Agreement, dated as of August 26, 2014, by and among LCI Shipholdings, Inc. (assigned from Waterman Steamship Corporation), as Borrower, DVB Bank SE, as Facility Agent and Security Trustee, and the Banks and Financial Institutions from time to time party thereto (filed with the Securities and Exchange Commission as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.34

Third Amendment to the Credit Agreement, dated March 30, 2015, to the Credit Agreement, dated as of August 26, 2014, by and among LCI Shipholdings, Inc. (assigned from Waterman Steamship Corporation), as Borrower, DVB Bank SE, as Facility Agent and Security Trustee, and the Banks and Financial Institutions from time to time party thereto (filed with the Securities and Exchange Commission as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2015 and incorporated herein by reference).

10.35

Fourth Amendment to the Credit Agreement, dated April 20, 2015, to the Credit Agreement, dated as of August 26, 2014, by and among LCI Shipholdings, Inc. (assigned from Waterman Steamship Corporation), as Borrower, DVB Bank SE, as Facility Agent and Security Trustee, and the Banks and Financial Institutions from time to time party thereto (filed with the Securities and Exchange Commission as Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2015 and incorporated herein by reference).

10.36*

Waiver Letter, dated as of September 15, 2015, to the Credit Agreement, dated as of August 26, 2014, by and among Central Gulf Lines, Inc., as Borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and DVB Bank SE, as mandated lead arranger, facility agent and security trustee.

10.37

Credit Agreement, dated as of April 20, 2015, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and DVB Bank SE, as mandated lead arranger, facility agent and security trustee (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference).

10.38*

Waiver Letter, dated as of September 15, 2015, to the Credit Agreement, dated as of April 20, 2015, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and DVB Bank SE, as mandated lead arranger, facility agent and security trustee.

10.39*

Waiver Letter, dated as of November 4, 2015, to the Credit Agreement, dated as of August 26, 2014, by and among Central Gulf Lines, Inc., as Borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and DVB Bank SE, as mandated lead arranger, facility agent and security trustee, and to the Credit Agreement, dated as of April 20, 2015, by and among East Gulf Shipholding, Inc., as borrower, the Registrant, as guarantor, the banks and financial institutions listed therein, as lenders, and DVB Bank SE, as mandated lead arranger, facility agent and security trustee.

10.40**

International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 99.2 to the Registrant's Current Report dated April 27, 2011 on Form 8-K filed on April 29, 2011 and incorporated herein by reference).

10.41**

Form of Incentive Agreement dated January 28, 2014 under the International Shipholding Corporation 2011 Stock Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.9 to the Registrant’s Form 10-Q for quarterly period ended March 31, 2014 and incorporated herein by reference).

10.42**

Change of Control Agreement, by and between the Registrant and Niels M. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.14 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference).

10.43**

Change of Control Agreement, by and between the Registrant and Erik L. Johnsen, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference).

10.44**

Change of Control Agreement, by and between the Registrant and Manuel G. Estrada, effective as of August 6, 2008 (filed with the Securities and Exchange Commission as Exhibit 10.16 to the Registrant’s Form 10-Q for quarterly period ended June 30, 2008 and incorporated herein by reference).

10.45**

Form of Indemnification Agreement, by and between the Registrant and members of the Board of Directors, effective as of November 11, 2009 (filed with the Securities and Exchange Commission as Exhibit 10.20 to the Registrant’s Form 10-K for the annual period ended December 31, 2009 and incorporated herein by reference).

10.46**

Description of Director Compensation Program (filed with the Securities and Exchange Commission as Exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.47**

International Shipholding Corporation 2015 Stock Incentive Plan (filed with the Securities and Exchange Commission as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2015 and incorporated herein by reference).

21.1*	Subsidiaries of International Shipholding Corporation.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*These exhibits filed with this 10-K report

** Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPHOLDING CORPORATION

(Registrant)

/s/ Manuel G. Estrada	March 2, 2016
Manuel G. Estrada
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INTERNATIONAL SHIPHOLDING CORPORATION

(Registrant)

Signature	Title	Date

/s/ Niels M. Johnsen	Chief Executive Officer and	March 2, 2016
Niels M. Johnsen	Chairman of the Board

/s/ Erik L. Johnsen	President and Director	March 2, 2016
Erik L. Johnsen

/s/ Edwin A. Lupberger	Director	March 2, 2016
Edwin A. Lupberger

/s/ H. Merritt Lane III	Director	March 2, 2016
H. Merritt Lane III

/s/ T. Lee Robinson, Jr.	Director	March 2, 2016
T. Lee Robinson, Jr.

/s/ James J. McNamara	Director	March 2, 2016
James J. McNamara

/s/ Kenneth H. Beer	Director	March 2, 2016
Kenneth H. Beer

/s/ Harris V. Morrissette	Director	March 2, 2016
Harris V. Morrissette

/s/ Manuel G. Estrada	Vice President and	March 2, 2016
Manuel G. Estrada	Chief Financial Officer

/s/ Kevin M. Wilson	Controller	March 2, 2016
Kevin M. Wilson

Index of Financial Statements

F-1

Index of Financial Statements

REPORT OF Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

International Shipholding Corporation

We have audited the accompanying consolidated balance sheets of International Shipholding Corporation and its subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Shipholding Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note A, the Company has suffered recurring losses and experienced liquidity issues that raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are discussed in Note A – Summary of Significant Accounting Policies.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana

March 2, 2016

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

Consolidated Statements of Operations

Years Ended December 31, 2015 and 2014

(in thousands, except share data)

	2015	2014
Revenues	$259,474	$294,834
Operating Expenses
Voyage Expenses	207,581	223,040
Amortization Expense	16,198	22,107
Vessel Depreciation	21,395	26,233
Other Depreciation	1,607	751
Administrative and General Expenses	22,832	20,985
Impairment Loss	154,463	38,213
(Gain) Loss on Sale of Assets	(4,543)	2
Total Operating Expenses	419,533	331,331
Operating Loss	(160,059)	(36,497)

Interest and Other
Interest Expense	13,342	9,737
Derivative (Gain) Loss	2,991	(132)
Loss on Extinguishment of Debt	585	225
Other Income from Vessel Financing	(1,833)	(1,858)
Investment Income	(30)	(373)
Foreign Exchange Loss	91	184
	15,146	7,783
Loss Before Provision for Income Taxes and Equity in Net Income (Loss) of Unconsolidated Entities	(175,205)	(44,280)

Provision for Income Taxes	439	10,429
Equity in Net Income (Loss) of Unconsolidated Entities, net	(4,049)	10
Net Loss	$(179,693)	$(54,699)

Preferred Stock Dividends	5,221	5,221

Net Loss Attributable to Common Stockholders	$(184,914)	$(59,920)

Loss per Common Share:
Basic Loss per Share	$(25.24)	$(8.23)

Diluted Loss per Share	$(25.24)	$(8.23)

Weighted Average Shares of Common Stock Outstanding:
Basic	7,324,928	7,284,482
Diluted	7,324,928	7,284,482

Common Stock Dividends Per Share	$0.35	$1.00

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2015 and 2014

(in thousands)

	2015	2014
Net Loss	$(179,693)	$(54,699)

Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Loss	(260)	(250)
Change in Fair Value of Derivatives	806	614
De-Designation of Interest Rate Swap	2,859	-
Change in Funded Status of Defined Benefit Plan	932	(2,844)
Comprehensive Loss*	$(175,356)	$(57,179)

*Due to our valuation allowance referred to in Note L – Income Taxes, we did not have net tax expense in other comprehensive loss during 2015 and 2014.

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

Consolidated Balance Sheets

December 31, 2015 and 2014

(in thousands, except share data)

	2015	2014
ASSETS
Cash and Cash Equivalents	$9,560	$21,133
Restricted Cash	1,530	1,394
Accounts Receivable, Net of Allowance for Doubtful Accounts	25,787	31,322
Prepaid Expenses	8,683	10,927
Deferred Tax Asset	309	408
Other Current Assets	400	370
Notes Receivable	1,628	3,204
Material and Supplies Inventory	7,035	9,760
Assets Held for Sale	51,846	6,976
Total Current Assets	106,778	85,494

Investment in Unconsolidated Entities	187	21,837
Vessels, Property, and Other Equipment, Net of Accumulated Depreciation	188,577	374,733
Deferred Charges, Net of Accumulated Amortization	23,037	25,787
Intangible Assets, Net of Accumulated Amortization	-	25,042
Due from Related Parties	1,415	1,660
Notes Receivable	24,140	24,455
Goodwill	-	2,735
Other Long-Term Assets	2,168	4,843
Assets Held for Sale	-	48,701
Total Assets	$346,302	$615,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Maturities of Long-Term Debt, Net	$156,807	$23,367
Accounts Payable and Other Accrued Expenses	60,496	52,731
Total Current Liabilities	217,303	76,098

Long-Term Debt, Net	-	216,651
Incentive Obligation	2,455	4,644
Other Long-Term Liabilities	40,212	50,284

Stockholders' Equity:
Preferred Stock, $1.00 Par Value, 2,000,000 Shares Authorized:
9.50% Series A Cumulative Perpetual Preferred Stock, 250,000 Shares Issued and Outstanding at December 31, 2015 and 2014, Respectively	250	250
9.00% Series B Cumulative Perpetual Preferred Stock, 316,250 Shares Issued and Outstanding at December 31, 2015 and 2014, Respectively	316	316
Common Stock, $1.00 Par Value, 20,000,000 Shares Authorized, 7,333,406 and 7,301,657 Shares Outstanding at December 31, 2015 and 2014, Respectively	8,783	8,743
Additional Paid-In Capital	141,497	140,960
Retained Earnings (Deficit)	(27,058)	159,134
Treasury Stock, 1,388,078 Shares at December 31, 2015 and 2014	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(12,053)	(16,390)
Total Stockholders' Equity	86,332	267,610
Total Liabilities and Stockholders' Equity	$346,302	$615,287

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2015 and 2014

(in thousands)

						Accumulated
			Additional	Retained		Other
	Preferred	Common	Paid in	Earnings	Treasury	Comprehensive
	Stock	Stock	Capital	(Deficit)	Stock	Income (Loss)	Total
Balance at December 31, 2013	$566	$8,692	$140,115	$226,480	$(25,403)	$(13,910)	$336,540
Net Loss	-	-	-	(54,699)	-	-	(54,699)
Other Comprehensive Loss	-	-	-	-	-	(2,480)	(2,480)
Compensation Expense - Restricted Stock (1)	-	51	845	-	-	-	896
Preferred Stock Dividends (2)	-	-	-	(5,221)	-	-	(5,221)
Accrued Dividends on Restricted Stock Units	-	-	-	(137)	-	-	(137)
Common Stock Dividends	-	-	-	(7,289)	-	-	(7,289)
Balance at December 31, 2014	$566	$8,743	$140,960	$159,134	$(25,403)	$(16,390)	$267,610
Net Loss	-	-	-	(179,693)	-	-	(179,693)
Other Comprehensive Loss	-	-	-	-	-	4,337	4,337
Compensation Expense - Restricted Stock (1)	-	40	537	-	-	-	577
Preferred Stock Dividends (2)	-	-	-	(3,916)	-	-	(3,916)
Accrued Dividends on Restricted Stock Units	-	-	-	(23)	-	-	(23)
Common Stock Dividends	-	-	-	(2,560)	-	-	(2,560)
Balance at December 31, 2015	$566	$8,783	$141,497	$(27,058)	$(25,403)	$(12,053)	$86,332

(1) Net of forfeited shares.
(2) Represents actual cash paid for cumulative preferred stock dividends.

The accompanying notes are an integral part of these statements.

Index of Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 2015 and 2014

(in thousands)

	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(179,693)	$(54,699)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	23,002	26,984
Amortization of Deferred Charges	16,308	18,840
Amortization of Intangible Assets	2,502	3,714
Bad Debt Expense	1,202	-
Deferred Tax	-	10,350
Non-Cash Share Based Compensation	707	1,537
Equity in Net Loss of Unconsolidated Entities, Net	5,039	865
Impairment Loss	154,463	38,213
(Gain) Loss on Sale of Assets	(4,543)	2
Loss on Extinguishment of Debt	585	225
Loss on Foreign Currency Exchange, Net	91	184
(Gain) Loss on Derivatives, Net of Cash Settlements	1,215	(132)
Amortization of Deferred Gains	(3,485)	(4,880)
Other Reconciling Items, net	1,184	218
Changes in operating assets and liabilities:
Deferred Drydocking Charges	(12,816)	(12,517)
Accounts Receivable	5,064	(3,592)
Inventory and Other Current Assets	3,426	(2,482)
Other Assets	(368)	(765)
Accounts Payable and Accrued Liabilities	(4,837)	203
Other Long-Term Liabilities	(1,059)	1,383
Net Cash Provided by Operating Activities	7,987	23,651

Cash Flows from Investing Activities:
Purchases of and Capital Improvements to Property and Equipment	(16,542)	(68,203)
Investment in Unconsolidated Entities	-	(7,887)
Net Change in Restricted Cash Account	(136)	9,105
Cash Proceeds from the State of Louisiana	591	4,579
Cash Proceeds from Sale of Assets	31,025	1,659
Cash Proceeds from Receivable Settlement	3,890	-
Proceeds from Payments on Note Receivables	1,891	3,987
Net Cash Provided by (Used In) Investing Activities	20,719	(56,760)

Cash Flows from Financing Activities:
Proceeds from Line of Credit	5,000	40,500
Payments on Line of Credit	(12,500)	(23,000)
Proceeds from Issuance of Debt	32,000	61,546
Principal Payments on Long Term Debt	(51,441)	(31,082)
Cash Payments to Settle Foreign Currency Contract	(4,033)	-
Additions to Deferred Financing Charges	(2,829)	(1,222)
Dividends Paid	(6,476)	(12,510)
Net Cash Provided by (Used In) Financing Activities	(40,279)	34,232

Net Increase (Decrease) in Cash and Cash Equivalents	(11,573)	1,123
Cash and Cash Equivalents at Beginning of Period	21,133	20,010
Cash and Cash Equivalents at End of Period	$9,560	$21,133

The accompanying notes are an integral part of these statements.

Index of Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Position

We operate a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services. For additional information on our business, see Item 1 of Part I of this report.

Since 2014, we have suffered substantial losses and encountered significant challenges related to complying with our debt covenants and meeting our minimum liquidity requirements to operate. Between late 2014 and mid-2015, we sold various assets to raise cash and improve our financial position. We also took various other steps to improve our liquidity, including eliminating our common stock dividend, laying up vessels and reducing our costs. In addition, in June of 2015, we initiated efforts to refinance all of our debt and operating leases by September 30, 2015, and thereafter sought to raise funds by either selling debt securities or borrowing funds from financial institutions. We also requested limited debt covenant waivers as of September 30, 2015 from all of our lenders and lessors in case our attempts to refinance our debt and leases were unsuccessful. By early October 2015, we withdrew our efforts to refinance our debt, began negotiations with all of our lenders and lessors to receive additional limited waivers and began to formulate a new strategy designed to improve our liquidity and financial position.

On October 21, 2015, our Board of Directors approved a plan (“Strategic Plan”) to restructure the Company by focusing on our three core segments - the Jones Act, PCTC and Rail-Ferry segments. Since that date, we have modified that plan in response to new developments, including our efforts to sell assets and discussions with our lenders, lessors, directors and others. Throughout this Form 10-K, we use the term “Strategic Plan” specifically to refer to the Board approved plan to restructure the Company. The Strategic Plan, as originally approved by the Board, contemplated that we would, among other things (i) divest of one international-flagged PCTC vessel, one inactive Jones Act tug/barge unit and certain businesses and contracts during the fourth quarter of 2015, (ii) divest all of our vessels, minority investments and contracts included in our Dry Bulk Carriers, Specialty Contracts and Other segments, as well as sell or enter into a sale leaseback of our office building being constructed in New Orleans by March 31, 2016, (iii) divest of certain brokerage contracts by June 30, 2016, (iv) apply substantially all of the net proceeds from these divestitures to discharge indebtedness and (v) reduce our operating and administrative costs. We presented the Strategic Plan to all of our lenders and lessors, and on or about November 16, 2015, we were successful in obtaining an additional set of limited debt covenant waivers through March 31, 2016 and received relief from testing compliance of most of these covenants until June 30, 2016. These waivers are temporary one-time waivers, and the lenders and lessors have no obligation, express or implied, to waive any other defaults or grant any other extensions. The waivers are contingent upon our continued performance with the terms of the credit facilities, as amended, including newly-imposed requirements to timely implement the Strategic Plan and to apply substantially all of the net proceeds from the asset sales contemplated by such plan to retire debt owed under such facilities. Refer to Note F – Debt Obligations for more detail regarding these and subsequent amendments. As our financial position continually changes as a result of our execution of the Strategic Plan, we may seek to sell other assets, either on our own initiative or at the request of our creditors.

If we are unsuccessful in disposing of certain non-core assets by the milestones and at specified amounts agreed to with our lenders and lessors, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan and our lenders’ abilities to demand payment under our debt agreements, there is substantial doubt about our ability to continue as a going concern.

Because of the uncertainties associated with our ability to implement the Strategic Plan within the required time constraints, since September 30, 2015, we have classified all of our debt obligations (net of deferred debt issuance costs), which was approximately $156.8 million at December 31, 2015, as current, which has caused our current liabilities to far exceed our current assets since such date.

As discussed above, on or about November 16, 2015, we obtained various debt covenant waivers that, while providing us time to execute the Strategic Plan and improve our liquidity, required us to divest of certain assets by certain milestone dates at certain specified prices. By the end of 2015, we were successful in completing the sales of our international-flagged PCTC vessel, the supramax bulk carrier included in our Dry Bulk Carriers segment, and the barge from the Jones Act tug/barge unit.

Since November 16, 2015, we have requested various types of relief from our lenders to address certain covenant defaults and to authorize changes to our divestiture plans. We may need additional relief in the future. For a further discussion of these issues, including certain waivers and amendments received by us since November 16, 2015, see Note F – Debt Obligations and Note Y – Subsequent Events.

As our financial position continues to change and as new or different divestiture opportunities arise, we may continue to seek to sell assets other than those originally identified by the Strategic Plan. Additionally, although we believe that the successful implementation of these initiatives would better position us to discharge our obligations, given the unpredictability of our ongoing negotiations with our lenders, lessors and potential vessel purchasers, we cannot be certain at this time which operations will remain. If we successfully implement our Strategic Plan, the number of vessels operated by us will continue to decrease, our operations will be further reconfigured and our fleet will be less diversified.

Index of Financial Statements

As a result of our divestiture plans, as of December 31, 2015, we classified the following assets as held for sale: (i) the assets in our Dry Bulk Carriers segment, (ii) the inactive tug included in our Jones Act segment, (iii) our minority interests in mini-bulkers in our Dry Bulk Carriers segment, (iv) our minority interests in chemical and asphalt tankers in our Specialty Contracts segment, (v) our New Orleans office building, and (vi) a small, non-strategic portion of our operations that owns and operates a certified rail-car repair facility near the port of Mobile, Alabama.

By the end of February 2016, we completed the sale of the remaining assets in our Dry Bulk Carriers segment (consisting of two handysize vessels and one capesize vessel) and our 30% investment in two chemical and two asphalt tankers. Additionally, we exchanged our equity share in mini-bulkers for a 2008 mini-bulk carrier that we intend to use to service the contract in our Indonesian operations. Total proceeds from our Strategic Plan initiatives to date are approximately $98.6 million, of which we used approximately $81.9 million to pay down outstanding debt, which was in addition to our regularly scheduled debt payments. As of the date of this report, the divestitures we have made thus far have been limited to assets within our non-core segments as previously disclosed under the Strategic Plan. However, as we continue our efforts to improve our liquidity and leverage levels, we may consider divestiture of assets within our core segments – Jones Act, Rail-Ferry, and PCTC. If we were to identify any potential opportunity to sell our core assets on terms favorable to the Company and its shareholders, we would explore such opportunities. For more information, please refer to Note Y – Subsequent Events.

Significant Accounting Policies

Organization and Basis of Presentation – We operate a diversified fleet of U.S. and international-flagged vessels that provide domestic and international maritime transportation services to commercial customers and agencies of the United States government primarily under medium to long-term charters or contracts of affreightment. At December 31, 2015, our fleet consisted of forty-seven ocean-going vessels and related shoreside facilities. As a result of our Strategic Plan, we included twenty-three of these vessels in assets held for sale as of December 31, 2015 – refer to Note E – Assets Held for Sale. Our core business strategy consists of identifying growth opportunities in niche markets as market needs change, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as protect our long-standing customer base by providing quality transportation services. From time to time, we augment our core business strategy with opportunistic transactions involving short term spot market contracts. Although the implementation of our Strategic Plan has reduced the number of our vessels and operating segments, we do not believe that the plan has significantly changed our business strategy or our historical practices.  We will continue to focus on the acquisition and divestiture of vessels in an effort to maintain a diverse fleet of attractive vessels that operate in niche markets.

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain previously reported amounts have been reclassified to conform to the 2015 presentation. Specifically, we reclassified approximately $3.0 million and $2.9 million at December 31, 2015 and 2014, respectively, of our deferred loan costs from deferred charges, net of accumulated amortization to offset against long-term debt in accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which the Company adopted in 2015. Additionally, we reclassified approximately $0.2 million of loss on extinguishment of debt from interest expense to conform to the current year presentation.

In connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, we included certain non-cash transactions in the change of both cash proceeds from sale of assets (investing) and principal payments on long term debt (financing) when preparing our Consolidated Statement of Cash Flow. Accordingly, we prepared our Consolidated Statement of Cash Flows for the six and nine months ended June 30, 2015 and September 30, 2015, respectively, on that basis. We subsequently concluded that including those transactions within the cash provided by investing activities and cash used in financing activities was an error. Accordingly, we prepared our Consolidated Statement of Cash Flow for the year ended December 31, 2015 to exclude the non-cash transactions, thereby reducing cash proceeds from sale of assets and reducing principal payments on long term debt by approximately $13.5 million and disclosed these non-cash transactions within Note B – Supplemental Cash Flow Information. The revisions did not impact net cash provided by operating activities. Pursuant to the guidance of Staff Accounting Bulletin No. 99, “Materiality”, the Company evaluated the materiality of these amounts quantitatively and qualitatively and has concluded that the amounts described above were not material to any of its quarterly financial statements or trends of financial results. We will revise our Consolidated Statement of Cash Flow to exclude these non-cash transactions of approximately $13.5 million for the three, six, and nine months ended March 31, 2015, June 30, 2015, and September 30, 2015, respectively, the next time they are filed.

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

Index of Financial Statements

Revenue and Expense Recognition - Revenue for our Jones Act, Rail-Ferry, and Specialty Contracts segments’ voyages is recorded over the duration of the voyage. Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges. As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments made. The expenses are ratably expensed over the voyage based on the number of days in progress at the end of the period. Based on our experience, we believe there is not a material difference between recording estimated expenses ratably over the voyage versus recording expenses as incurred. Revenues and expenses relating to our other segment’s voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

We recognize MSP revenue on a monthly basis over the duration of the qualifying contracts. The carrying amount approximates fair value for these instruments. During both 2015 and 2014, we had eight vessels that qualified under the MSP program. The MSP revenue was approximately $22.9 million and $24.5 million for the years ending December 31, 2015 and 2014, respectively. These revenues are included in our PCTC and Specialty Contracts segments. In 2015, we sold one of these PCTC vessels and redelivered two of the container vessels due to the expiration of that contract.

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

Certain foreign operations are not subject to income taxation under pertinent provisions of the laws of the country of incorporation or operation.  However, pursuant to existing U.S. tax laws, earnings from certain of our foreign operations are subject to U.S. income taxes when those earnings are repatriated to the U.S.  We changed our previously asserted position that we planned to indefinitely re-invest foreign earnings of our controlled foreign corporations during the quarter ending September 30, 2015.  The principal reason for changing our position is our current plan to divest foreign business use assets and repatriate excess foreign cash to pay down U.S. debt of domestic affiliates (See Note L – Income Taxes).

The Jobs Creation Act, which first applied to us on January 1, 2005, changed the U.S. tax treatment of the foreign operations of our U.S. flag vessels and our International Flag shipping operations.  We made an election under the Jobs Creation Act to have our qualifying U.S. Flag operations taxed under the “tonnage tax” regime rather than under the usual U.S. corporate income tax regime (See Note L – Income Taxes).

It is our policy to recognize interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. If recognized, substantially all of our unrecognized tax benefits would impact our effective rate.  During the quarter ending December 31, 2015, we calculated and recognized an adjustment to increase our Federal net operating loss by $0.7 million and recorded a deferred tax asset of $0.3 million to incorporate the unrecognized tax benefits related to our restricted stock units previously provided for in the disclosure of uncertain tax benefits. (See Note L – Income Taxes).

Cash and Cash Equivalents - We consider highly liquid debt instruments and money market funds with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - We provide an allowance for doubtful accounts for accounts receivable balances estimated to be non-collectible. These provisions are maintained based on identified specific accounts, past experiences, and current trends, and require management’s estimates with respect to the amounts that are non-collectible. Accounts receivable balances are written off against our allowance for doubtful accounts when deemed non-collectible. Our allowance for doubtful accounts was $587,000 and $78,000 as of December 31, 2015 and 2014, respectively.

Inventories - We value spare parts and warehouse inventories at the lower of cost or market, using the first-in, first-out (FIFO) method of accounting. Fuel inventory is based on the average inventory method of accounting. As of December 31, 2015 and 2014, our inventory balances were approximately $7.0 million and $9.8 million, respectively. Our inventory consists of three major classes, the break out of which is included in the following table as of December 31, 2015 and 2014:

(All Amounts in Thousands)
Inventory Classes	2015	2014
Spare Parts Inventory	$1,930	$3,253
Fuel Inventory	2,854	3,967
Warehouse Inventory	2,251	2,540
Total	$7,035	$9,760

Index of Financial Statements

Vessels, Property and Other Equipment – We record vessels, property, and other equipment at cost, except assets acquired using purchase accounting, which are recorded at fair value as of the date of acquisition. We compute depreciation using the straight line method over the estimated useful lives of the related assets as follows:

Jones Act	Years
1 Coal Carrier	15
2 Bulk Carriers	25
1 Harbor Tug	20
2 ATB Barge and Tug Units	9-30
1 ITB Barge and Tug Unit	9-30

Pure Car Truck Carriers
3 Pure Car Truck Carriers	20-25

Rail-Ferry
2 Special Purpose Vessels	25

Dry Bulk Carriers
3 Bulk Carriers	25

Specialty Contracts
1 Special Purpose Vessel	25

Other
Leasehold Improvements	10-20
Other Equipment	3-12
Furniture and Equipment	3-10

Costs of all major property additions and betterments are capitalized. Ordinary maintenance and repair costs are expensed as incurred. Interest and finance costs relating to vessels and other equipment under construction are capitalized to properly reflect the cost of assets acquired. Capitalized interest totaled $54,000 and $120,000 for the years ended December 31, 2015 and 2014, respectively. Capitalized interest was calculated based on our weighted-average interest rate on our outstanding debt.

During 2015, we accelerated depreciation expense by approximately $0.9 million on the leasehold improvements related to our Mobile, Alabama office lease to reflect the anticipated early termination of the lease.

We monitor our fixed assets for impairment and perform an impairment analysis in accordance with Accounting Standards Codification (“ASC”) Topic 360 when triggering events or circumstances indicate a fixed asset or asset group may be impaired. Such events or circumstances may include a decrease in the market price of the long-lived asset or asset group or a significant change in the way the asset is being used. Once a triggering event or circumstance is identified, an analysis is done which shows the net book value of the asset as compared to the estimated undiscounted future cash flows the asset will generate over its remaining useful life. It is possible that our asset impairment review would include a determination of the asset’s fair value based on a third-party evaluation or appraisal. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. As of December 31, 2015, we recorded an impairment charge of $22.7 million to write down the carrying value of our UOS vessels to fair value, which we calculated using the discounted cash flow model. We reviewed our remaining segments and recorded an impairment of $10.5 million related to our ice strengthened multi-purpose vessel included in our Specialty Contracts segment. There were no further impairments related to our remaining segments. Refer to Note I – Vessels, Property, and Other Equipment for further discussion surrounding this impairment.

Assets Held for Sale – Since 2014, we have encountered certain challenges related to complying with our debt covenants and overall liquidity restraints. In an attempt to strengthen our financial position, on October 21, 2015, our Board of Directors approved the Strategic Plan to restructure the Company, which calls for the disposal of certain non-core assets by specified milestone dates and at specified prices. The assets are required to be classified as held for sale in the period in which they meet the criteria under Accounting Standards Codification (“ASC”) Topic 360. Additionally, assets to be disposed of are reported at the lower of the carrying value or the fair value less costs to sell. We recorded impairment charges of approximately $94.3 million as a result of classifying certain of our assets, including goodwill and intangibles related to FSI, as held for sale as of December 31, 2015 – refer to Note E – Assets Held for Sale for additional information.

Index of Financial Statements

Drydocking Costs - We defer certain costs related to the drydocking of our vessels. Deferred drydocking costs are capitalized as incurred and amortized on a straight-line basis over the period between drydockings (generally two to five years). Because drydocking charges can be material in any one period, we believe that the capitalization and amortization of these costs over the drydocking period provides a better matching with the future revenue generated by our vessels. We capitalize only those costs that are incurred to meet regulatory requirements. Normal repairs, whether incurred as part of the drydocking or not, are expensed as incurred – refer to Note J – Goodwill, Other Intangible Assets, and Deferred Charges.

Goodwill - Under FASB ASC 350, “Intangibles – Goodwill and Other”, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately  recognized. Goodwill is monitored for impairment, and we perform an annual impairment analysis on December 1st or whenever events or circumstances indicate that interim impairment testing is necessary. As a result of lower operating results from our UOS services, failure to meet projected results and a significant decline in our market capitalization, we tested our goodwill for impairment as of September 30, 2015 using the income approach, which estimates the fair value of the reporting unit using various cash flow and earnings projections discounted at a rate estimated to approximate the reporting unit’s weighted average cost of capital. As a result, we determined that the implied fair value of our goodwill was less than its carrying value. As such, we recorded an impairment loss of approximately $1.9 million, which related to the entire goodwill balance generated from the UOS acquisition that is reported in the Jones Act segment. See Note D – Impairment Loss for additional information.  Additionally, during the fourth quarter of 2015, we wrote off our remaining goodwill balance, which related to our FSI acquisition, of approximately $0.8 million as a result of the reclassification to assets held for sale as of December 31, 2015 - refer to Note E - Assets Held for Sale. As a result of these write offs, we had no goodwill as of December 31, 2015.

Intangible Assets - Intangible assets with definite lives are amortized using the straight line method over their individual useful lives. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As a result of the continuing decline in our UOS services during the fourth quarter of 2015, we wrote off all of the intangible assets associated with this acquisition, which was approximately $22.1 million. Additionally, assets to be disposed of are reported at the lower of the carrying amount of fair value less estimated costs to sell. See Note D – Impairment Loss for additional information.  The net carrying value of assets not fully recoverable is reduced to fair value. We wrote off approximately $0.4 million of our unamortized definite-life intangibles related to FSI that we included in assets held for sale as of December 31, 2015 – refer to Note E – Assets Held for Sale.  As a result of these write offs, we had no intangible assets as of December 31, 2015.

Deferred Financing Charges - We amortize our deferred financing charges over the terms of the related financing agreements and contracts using the effective interest method. These costs, which were previously included in deferred charges, net of accumulated amortization, are now included as an offset to long-term debt - see Note J – Goodwill, Other Intangible Assets, and Deferred Charges.

Self-Retention Insurance - We maintain provisions for estimated losses under our self-retention insurance program based on estimates of the eventual claims settlement costs. The measurement of our exposure for self-insurance liability requires management to make estimates and assumptions that affect the amount of loss provisions recorded during the reporting period. Actual results could differ materially from those estimates -  see Note Q – Self-Retention Insurance.

Foreign Currency Transactions - Certain of our revenues and expenses are converted into or denominated in foreign currencies, primarily the Singapore Dollar, Indonesian Rupiah, Euro, British Pound, Mexican Peso, Australian Dollar, and Japanese Yen. All exchange adjustments are charged or credited to income in the period incurred. We recognized an exchange loss of approximately $0.8 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

In addition to the operational transactions discussed above, we also maintained a Yen-denominated credit facility, which we refinanced to a USD-based facility in 2015. We recognized a non-cash foreign exchange loss of $0.1 million and $0.2 million in 2015 and 2014, respectively, in our Consolidated Statements of Operations to reflect the periodic re-measurement of the credit facility to U.S. Dollars.

Dividends - The payment of common and preferred dividends is at the discretion of our Board of Directors. When and if declared by our Board of Directors, dividends are paid quarterly on our Series A and Series B Preferred Shares. On October 19, 2015 and January 19, 2016, we announced that our Board of Directors elected not to make the cumulative dividend payments scheduled for October 30, 2015 and January 30, 2016, respectively, with respect to our Series A and Series B Preferred Stock. Since we did not pay our preferred stock dividends for two periods, the per annum rate increased, effective January 31, 2016, by an additional 2.00% per $100.00 stated liquidation preference, or $2.00 per annum, and will continue to increase in connection with any additional future non-payments, up to a maximum annual dividend rate of twice the original interest rate. The dividend rate will reset to the original dividend rate if we pay all accrued and unpaid dividends for three consecutive quarters. Additionally, since our preferred shares rank senior to our common shares, and carry accrued but unpaid dividends, we are currently precluded from paying cash dividends on our common stock. Moreover, our November 2015 credit facility amendments place further restrictions on our ability to pay dividends on our common and preferred stock until certain conditions are met (see Note T – Capital Stock).

Index of Financial Statements

Earnings Per Share - Basic earnings per share is computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share also reflect the effect of dilutive potential common shares, including shares issuable under restricted stock units using the treasury stock method (see Note U – Loss Per Share).

Derivative Instruments and Hedging Activities - Under ASC Topic 815, in order to consider a derivative instrument as a hedge, (i) we must designate the instrument as a hedge of future transactions, and (ii) the instrument must reduce our exposure to the applicable risk. If the above criteria are not met, we record the fair market value of the instrument at the end of each period and recognize the related gain or loss through earnings. If the instrument qualifies as a hedge, net settlements under the agreement are recognized as an adjustment to earnings, while changes in the fair value of the hedge are recorded through stockholders’ equity in other comprehensive income (loss). We currently employ, or have employed in the recent past, embedded derivatives, interest rate swap agreements and foreign currency contracts (see Note O – Derivative Instruments).

Stock-Based Compensation - In accordance with authoritative guidance related to stock compensation, we record compensation costs relating to share-based payment transactions and include such costs in administrative and general expenses in the Consolidated Statement of Operations. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Excess tax benefits of awards that are recognized in equity related to restricted stock vesting are reflected as financing cash flows (see Note S – Stock-Based Compensation).

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

For the period ended December 31, 2015, the effect of the adjustment to our status was a decrease in the liability of $1.8 million and a decrease in other comprehensive loss of $0.9 million. As of December 31, 2015, our pension plan was underfunded by approximately $1.4 million and our postretirement benefits plan was underfunded by approximately $9.9 million (see Note N – Employee Benefit Plans).

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in GAAP. The guidance in this update requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of this standard. The new standard will apply to us on January 1, 2018, with earlier adoption permitted only as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and, therefore, has not determined the effect of the accounting guidance on our ongoing financial reporting.

In August 2014, the FASB issued ASU 2014 – 15, “Presentation of Financial Statements – Going Concern”, to give explicit guidance on management’s requirement to analyze whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). ASU 2014 – 15 is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early adoption is permitted. The Company elected to early adopt ASU 2015 – 15 in 2015.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. ASU 2015-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. During the second quarter of 2015, we adopted ASU 2015-03 and, as a result, reclassified approximately $2.9 million of deferred debt issuance costs

Index of Financial Statements

from deferred charges, net of accumulated amortization to offset against long-term debt on our Consolidated Balance Sheet as of December 31, 2014. As of December 31, 2015, the amount of deferred debt issuance costs was $3.0 million and is included as an offset to current maturities of long-term debt on our Consolidated Balance Sheet.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The amendment is effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively.  We do not expect the adoption of ASU 2015-05 will have a material impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent on an entity’s statement of financial position. This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, and the amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We do not expect the adoption of ASU 2015-17 will have a material impact on our consolidated financial statements.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes our supplemental cash flow information for the years ended December 31, 2015 and 2014:

(All Amounts in Thousands)
	2015	2014
Cash Payments:
Interest Paid, net of Amounts Capitalized	$7,140	$6,676

Income Taxes Paid	169	150

Details of Asset Sales:
Book value of assets	82,232	1,659
Book value of liabilities	392	-
Cash paid directly to debt holders	(56,142)	-
Gain on sale of assets	4,543	-
Net cash proceeds from sales	31,025	1,659

Capital expenditures included in accounts payable
and accrued expenses	8,721	1,018

As previously disclosed, in connection with the preparation of our Consolidated Statement of Cash Flow for the year ended December 31, 2015, we changed the treatment of certain non-cash transactions originally disclosed in our quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and subsequent interim filings - refer to Note A – Summary of Significant Accounting Policies for more information regarding this error.

NOTE C - SIGNIFICANT OPERATIONS

Major Customers

At the beginning of 2015, we had seven PCTCs that carried automobiles for customers worldwide, of which six were chartered to a major Japanese shipping company. Gross revenues from this customer were approximately $34.4 million and $37.9 million for the years ending December 31, 2015 and 2014, respectively. All of the aforementioned revenues are included in our PCTC Segment. As of December 31, 2015, we had sold two of these PCTCs – see Note G – Gain on Sale of Assets and Note E – Assets Held for Sale, respectively, for additional information.

Index of Financial Statements

During 2015 and 2014, we had eight vessels that qualified under the MSP program. The MSP revenue was approximately $22.9 million and $24.5 million for the years ending December 31, 2015 and 2014, respectively. These revenues are included in our PCTC and Specialty Contracts segments. In 2015, we sold one of these PCTC vessels and redelivered two of the container vessels due to the expiration of that contract.

Our U.S. flag PCTCs also carry supplemental cargo. Gross revenues from these cargoes were approximately $28.0 million and $16.1 million for the years ending December 31, 2015 and 2014, respectively.

We have two special purpose vessels that carry rail cars between the U.S. Gulf Coast and Mexico. Gross revenues from these two vessels are included in our Rail-Ferry segment and were approximately $31.0 million and $32.5 million for the years ending December 31, 2015 and 2014, respectively.

We have six Jones Act vessels that carry coal for TECO and phosphate rock and fertilizer for Mosaic. The revenue from these customers were approximately $19.4 million and $28.4 million, respectively, for the year ending December 31, 2015 and $47.0 million and $30.8 million for the year ended December 31, 2014, respectively.

Concentrations

A significant portion of our traffic receivables is due from contracts with the United States government.

With only minor exceptions related to personnel aboard certain international-flagged vessels, all of our shipboard personnel are covered by collective bargaining agreements under multiple unions. The percentage of the Company’s total work force, including office personnel, that is covered by these agreements is approximately 62% at December 31, 2015.

Geographic Information

We have operations in several principal markets, including international service between U.S. Gulf Coast, U.S. East Coast, and U.S. West Coast ports and ports in Mexico, the Middle East and the Far East, and domestic transportation services along the U.S. Gulf Coast and East Coast. We assign our revenues to regions based on the location of the customer. Because we operate internationally, most of our assets are not restricted to specific locations. Accordingly, an allocation of identifiable assets to specific geographic areas is not applicable. Revenues attributable to the major geographic areas of the world are presented in the following table for the years ended December 31, 2015 and 2014:

(All Amounts in Thousands)
	2015	2014
United States	$162,295	$183,748
Asian Countries	53,107	62,763
Mexico	31,001	32,401
Europe	12,702	15,143
Other Countries	369	779
Total	$259,474	$294,834

Operating Segments

Prior to adopting our Strategic Plan on October 21, 2015, we operated six separate segments. Although the implementation of our Strategic Plan has reduced the number of our vessels and operating segments, we do not believe that the plan has significantly changed our business strategy or our historical practices.

For the year ended December 31, 2015, we reported our operating results in the following six segments:

• Jones Act
• Pure Car Truck Carriers
• Dry Bulk Carriers
• Rail-Ferry
• Specialty Contracts
• Other

Jones Act:  The Merchant Marine Act of 1920, or the MMA, regulates maritime commerce in U.S. waters between U.S. ports. Section 27 of the MMA, better known as the Jones Act, requires that all goods transported by water between U.S. ports must, subject to certain limitations, be carried aboard U.S. Flag vessels that are constructed in the U.S., crewed by U.S. citizens, and owned predominantly by U.S. citizens. Vessels deployed under our Jones Act segment serve both Eastern U.S. coasts and the Gulf of Mexico and operate as the primary marine transporter of coal for TECO and the primary marine transporter of unfinished phosphate rock for Mosaic.

Under our Jones Act segment, we deploy (i) two bulk carriers, three integrated tug/barge units, each consisting of one tug and one barge, and one harbor tug acquired, (ii) one belt self-unloading coal carrier to transport coal under a time charter, and (iii) one vessel

Index of Financial Statements

that transports molten sulphur under a contract of affreightment through December 31, 2017. The UOS fleet primarily transports coal for TECO and phosphate rock and fertilizer for Mosaic. The two integrated tug/barge units operate under contracts of affreightment with TECO and Mosaic. We have one integrated tug/barge unit and a harbor tug which are currently inactive. Additionally, we also own one additional tug unit acquired from UOS which is currently inactive and held for sale. Trade for this segment is primarily driven by coal, petroleum coke, phosphate rock, sulphur and fertilizer.

We own all of the aforementioned vessels with the exception of the molten sulphur carrier, which we operate under a sale/leaseback arrangement - see Note P - Leases.

Pure Car Truck Carriers:  Under our Pure Car Truck Carriers segment, we currently deploy five PCTCs, four of which are U.S. flag vessels and one of which is an international-flagged vessel. These vessels transport all types of vehicles, from fully assembled passenger cars to construction machinery and equipment, in large numbers on multiple internal decks.

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

We have operated PCTCs since 1986, which is when we entered into contracts with major Japanese companies. We own our international-flagged PCTC, which is employed under a long-term time charter contract. We own two of our four U.S. flag PCTCs and lease the other two U.S. flag PCTCs, which include buy back options in 2018 and 2019.

Dry Bulk Carriers: During 2015, the vessels we operated in this segment included (i) one supramax bulk carrier, which we operated in a revenue-sharing agreement with European partners, (ii) three handysize bulk carriers, and (iii) a capesize bulk carrier, which was under a 12-16 month time charter contract through the end of 2015. Under our revenue-sharing agreements, we and the other participating vessel owners received monthly distributions of net cash flow from voyage profits based on a participating vessel’s performance capability compared with other participating vessels under the revenue-sharing agreement. As of December 31, 2015, we had sold the supramax bulk carrier and one of the handysize bulk carriers. Subsequent to December 31, 2015, we sold the remaining two handysize bulk carriers and the capesize bulk carrier; these vessels were included in assets held for sale as of the balance sheet date – see Note E – Assets Held for Sale and Note Y – Subsequent Events.

At December 31, 2015, we had a 25.00% and a 23.68% interest in fifteen mini-bulk carriers. These mini-bulkers were deployed in the spot market or on short- to medium-term time charters, which we included in assets held for sale – see Note E – Assets Held for Sale. During the first quarter of 2016, we exchanged these investments for a 2008 mini-bulk carrier that we intend to use to service the contract in our Indonesian operations – refer to Note Y – Subsequent Events.

Rail-Ferry:  Our Rail-Ferry segment uses our two roll-on/roll-off special purpose double-deck vessels, which carry loaded rail cars between the U.S. Gulf Coast and Mexico in a regularly scheduled waterborne service. The service provides departures every four days from Mexico and the U.S. Gulf Coast, respectively, for a three-day transit between ports. Since 2007, we have conducted these operations out of our terminal in Mobile, Alabama and a terminal in Coatzacoalcos, Mexico. We own a 49% interest in Terminales Transgolfo, S.A. de C.V., which owns and operates the rail terminal in Coatzacoalcos, Mexico.

We believe this unique service provides a cost effective alternative route between the Eastern United States providing more efficient direct service and the option of not crossing the Texas-Mexican border. Trade for this segment is primarily driven by commodities such as forest products, sugar, metals, minerals, plastics and chemicals.

Specialty Contracts:  Our Specialty Contracts segment is comprised of vessels not otherwise described above, operating under unique contracts. During 2015, this segment included (i) two container vessels, which were on time charter to another shipping company until the contract expired at the end of 2015, (ii) two multi-purpose vessels, two tankers, and two container vessels which have serviced our contract since 1995 to transport fuel and supplies for an Indonesian mining company, (iii) two multi-purpose heavy lift dry cargo vessels, which are time chartered to another shipping company, and (iv) one multi-purpose ice strengthened vessel deployed on a bareboat charter. As of December 31, 2015, the two container vessels had been redelivered upon the expiration of their contract.

During 2015, we held a 30% interest in Saltholmen Shipping Ltd and Brattholmen Shipping Ltd, which were organized to purchase and operate two newbuilding chemical tankers and two asphalt tankers, respectively. These vessels were immediately employed on long-term bareboat charters. As of December 31, 2015, these investments were included in assets held for sale and were subsequently sold in the first quarter of 2016 – refer to Note Y – Subsequent Events.

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

Index of Financial Statements

The following table presents information about segment profit and loss and segment assets. We do not allocate to our segments (i) administrative and general expenses, (ii) (gain) loss on sale of other assets, (iii) derivative (gain) loss, (iv) income taxes, (v) impairment loss, (vi) loss of extinguishment of debt, (vii) other income from vessel financing, (viii) investment income, and (ix) foreign exchange loss. Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to our operating companies. Finally, we use “gross voyage profit” as the primary measure for our segments’ profitability to assist our chief operating decision makers in monitoring and managing our business. Due to the diversity across our segments, we believe the most efficient way of measuring contribution margins is by measuring gross voyage profit by segment. Gross voyage profit is the sum of revenue less voyage expense less amortization expense, plus the results from our unconsolidated entities. Expenditures for segment assets represent cash outlays during the periods presented, including purchases of assets, improvements to assets, and drydock payments.

(All Amounts in Thousands)		Pure Car
	Jones	Truck	Dry Bulk	Rail	Specialty
	Act	Carriers	Carriers	Ferry	Contracts	Other	Total
2015
Revenue	$86,898	$83,283	$13,208	$34,005	$41,827	$253	$259,474
Voyage Expenses	73,373	65,078	9,439	26,459	33,871	(639)	207,581
Amortization Expense	12,269	2,606	201	909	213	-	16,198
(Income) Loss of Unconsolidated Entities	-	-	4,770	393	(1,114)	-	4,049
Gross Voyage Profit (Loss) (excluding Depreciation Expense)	$1,256	$15,599	$(1,202)	$6,244	$8,857	$892	$31,646
Gross Voyage Profit (Loss) Margin	1%	19%	(9)%	18%	21%	-	12%

Segment Assets	$86,653	$82,756	$34,731	$46,758	$39,731	$7,236	$297,865
Expenditures for Segment Assets	$17,288	$3,589	$-	$3,921	$1,215	$11,047	$37,060

2014
Revenue	$124,854	$78,081	$18,045	$34,577	$39,765	$(488)	$294,834
Voyage Expenses	82,913	65,696	13,327	28,743	33,973	(1,612)	223,040
Amortization Expense	15,813	2,606	236	994	2,433	25	22,107
(Income) Loss of Unconsolidated Entities	-	-	468	193	(671)	-	(10)
Gross Voyage Profit (excluding Depreciation Expense)	$26,128	$9,779	$4,014	$4,647	$4,030	$1,099	$49,697
Gross Voyage Profit Margin	21%	13%	22%	13%	10%	-	17%

Segment Assets	$141,705	$160,020	$134,729	$48,449	$57,267	$2,720	$544,890
Expenditures for Segment Assets	$9,528	$62,155	$1,949	$363	$495	$5,211	$79,701

Index of Financial Statements

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the Consolidated Balance Sheets as of December 31, 2015 and 2014:

(All Amounts in Thousands)
	2015	2014
Total Assets for Reportable Segments	$297,865	$544,890

Current Assets	46,269	65,554
Other Assets	2,168	4,843

Total Assets	$346,302	$615,287

Following is a reconciliation of the totals reported for the operating segments to the applicable line items in the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014:

(All Amounts in Thousands)
	2015	2014
Gross Voyage Profit	$31,646	$49,697

Vessel Depreciation	21,395	26,233
Other Depreciation	1,607	751

Gross Profit	8,644	22,713

Other Operating Expenses:
Administrative and General Expenses	22,832	20,985
Impairment Loss	154,463	38,213
(Gain) Loss on Sale of Other Assets	(4,543)	2
Less: Net Income (Loss) of Unconsolidated Entities	(4,049)	10
Total Other Operating Expenses	168,703	59,210

Operating Income (Loss)	(160,059)	(36,497)

Interest Expense	(13,342)	(9,737)
Derivative Income (Loss)	(2,991)	132
Loss on Extinguishment of Debt	(585)	(225)
Other Income from Vessel Financing	1,833	1,858
Investment Income	30	373
Foreign Exchange Gain (Loss)	(91)	(184)

Loss before Income Taxes	$(175,205)	$(44,280)

Note D - Impairment LOSS

2015

During the second quarter of 2015, we placed two handysize vessels, which we included in our Dry Bulk Carriers segment, and their related equipment and inventory, which had previously been included in assets held for sale at December 31, 2014, back into service. As a result, we recorded an impairment loss of approximately $1.8 million to adjust the vessels to current fair market value.

During the third quarter of 2015, we received an offer to purchase our Jones Act tug/barge unit, which was included in current assets held for sale at December 31, 2014, for an amount that was below its net book value. Although we decided to forego this offer, we reassessed the fair market value of this unit. As a result, we recorded an impairment loss of $1.1 million. As discussed below, in late 2015, we adopted our Strategic Plan, and as a result, this vessel was further written down to fair value.

At September 30, 2015, we tested our goodwill using the income approach, which estimates the fair value of the reporting unit using various cash flow and earnings projections discounted at a rate estimated to approximate the reporting unit’s weighted average cost of capital. As a result, we (i) determined that the implied fair value of our goodwill was less than its carrying value, and (ii) recorded an

Index of Financial Statements

impairment loss of approximately $1.9 million, which related to the entire goodwill balance generated from the UOS acquisition that is reported in the Jones Act segment.  See additional information related to UOS as described below.

In October of 2015, our Board of Directors approved a Strategic Plan that required the divestiture of certain non-core assets. By virtue of adopting this Strategic Plan, the assets identified for disposal met all of the criteria for classification as held for sale. As a result, we wrote these assets down to fair market value and recorded impairment charges of approximately $94.3 million. We sold certain of these assets prior to December 31, 2015 and during the first quarter of 2016. We estimated the fair value of these assets based on the related sales prices. We estimated the fair values of the remaining assets based on valuation evidence from perspective buyers in the market. During 2016, we may incur additional impairment losses and tax consequences as we continue to take the necessary steps to implement the Strategic Plan.

At the end of 2014, we reached an agreement to extend the contract of affreightment with TECO for a firm three years with a two year renewal option. Because of the competitive nature of the bidding process, we agreed to a material reduction in our freight rates and agreed to a reduction in the amount of guaranteed cargo volumes. By having contract coverage on both the legs of our round trip voyages, we expected to compensate for the drop in pricing by increasing and maximizing the number of round trip voyages, and believed at that time that we could attain additional volumes beyond the guaranteed amount.

Because of the significant change in the contract, we tested both our tangible and intangible assets at the end of 2014 for impairment. With two years of servicing the contract at this point and successfully extending both the TECO and Mosaic contracts, we were confident at that time that we could maintain an acceptable level of profitability into the future. As a result, we determined at that time that our projected undiscounted cash flows for the UOS service was more than its carrying value and, as such, we determined that there was no impairments of either our UOS tangible or intangibles assets.

Beginning in early 2015, operating results from our UOS service were less than we projected in late 2014. The decrease was the result of excessive off-hire days and a reduction in the number of round trip voyages. However, we still believed we could correct the issues and improve the results through operating efficiencies and additional cargo volumes. Because of the drop in operating results, we continued to test for impairments and reached conclusions in both the first and second quarter of 2015 that there were no impairments.

With our unsatisfactory UOS service results continuing into the third quarter of 2015, coupled with unprofitable results from our Dry Bulk Carriers segment, we were unable to maintain minimum levels of liquidity and forced by mid-year 2015 to review other means of generating cash, including divesting of assets. The drop in our results also impacted our debt compliance covenants which eventually contributed to our decision to develop our Strategic Plan. With a depressed global economy and its negative impact on the shipping industry, vessel appraised values decreased in most sectors of the shipping industry. As a result of a generally weak global economy, less than favorable outlook for the coal market, decrease in our operating results and a decline in vessel values, we determined in the third quarter of 2015 that the estimated fair value of our UOS reporting unit could no longer support its goodwill value. As a result, we recorded an impairment charge of $1.9 million to write off all of the UOS goodwill, as discussed further below. However, our impairment analysis still projected there were sufficient projected cash flows to support the carrying values of both our tangible (vessels) and intangible (customer relationship and trade name) assets.

By the end of 2015, due to reduced contract rates and volumes for our coastwise operations and a less favorable outlook on coal demand, the results of our UOS service dropped for a fourth consecutive quarter and the plan of achieving results near the levels of the pre-contract extensions became less feasible. As a result of the drop in results and liquidation of assets to meet bank requirements, we tested both our tangible and intangible assets for impairment again at the end of the fourth quarter of 2015. Using updated projections and the experience we had with selling assets in an extremely stressed market, we concluded that our cash flows for the UOS service no longer supported a determination that the vessels’ and intangible assets’ fair values exceeded their carrying values. As a result, we wrote down both the vessels’ and the customer relationship and tradename intangible assets’ carrying value to their fair value, and recorded a non-cash impairment charge of approximately $22.7 million and $22.1 million in the fourth quarter of 2015 for the vessels and intangible assets, respectively. The fair value estimates are based on the discounted cash flow models.

Additionally, during the fourth quarter of 2015, we reviewed our remaining segments and recorded an impairment of $10.5 million related to our ice strengthened multi-purpose vessel included in our Specialty Contracts segment as the projected cash flows from this vessel no longer exceeded its carrying value. The fair market value of this vessel was estimated based on the discounted cash flow model. There were no further impairments related to our remaining segments.

Refer to (i) Note I – Vessels, Property, and Other Equipment, (ii) Note J – Goodwill, Other Intangible Assets, and Deferred Charges, and (iii) Note E – Assets Held for Sale for further discussion.

2014

In 2014, we committed to sell one tanker vessel, three handysize vessels and one inactive tug/barge unit. As such, we conducted a fair value assessment of the assets. The fair value was based on indicated valuation evidence from prospective buyers in the market. As a result, we recorded impairment charges (vessels, property and other equipment) of approximately $38.2 million.

An impairment of approximately $28.3 million was related to three handysize vessels included in the Dry Bulk Carriers segment which was based on a fair value less cost to sell of approximately $49.2 million less a total carrying value of approximately $77.5 million. The three handysize vessels were all similar in nature so the same fair value was assigned to each of the vessels, which was

Index of Financial Statements

based off of the actual sale price of one of the three of the vessels which was sold in March 2015. These assets were classified as held for sale at December 31, 2014.

An impairment of approximately $6.6 million was related to the inactive tug/barge unit in the Jones Act segment which was based on a fair value less cost to sell of approximately $6.4 million less a total carrying value of approximately $13.0 million. The fair value of this unit was based off of a memorandum of agreement that was in place at December 31, 2014 for the sale of this asset.

Additionally, an impairment of approximately $3.3 million was related to the tanker vessel in the Specialty Contracts segment which was based on a fair value less cost to sell of approximately $1.5 million less a total carrying value of approximately $4.8 million. The tanker vessel was sold at the end of 2014.

NOTE E – ASSETS HELD FOR SALE

Since 2014, we have encountered certain challenges related to complying with our debt covenants and overall liquidity restraints. In an attempt to strengthen our financial position, on October 21, 2015, our Board of Directors approved a plan to restructure the Company that is designed to reduce our debt to more manageable levels and increase our liquidity. Since that date, we have modified the Strategic Plan in response to new developments, including our efforts to sell assets and our ongoing discussions with our lenders, lessors, directors and others.

Pursuant to our execution of the Strategic Plan, we completed the following sales in late 2015:

•

The sale of one of our international-flagged PCTCs, which allowed the Company to reduce its debt outstanding by approximately $31.3 million and retain excess cash of approximately $15.4 million for general corporate purposes. In addition, we wrote off related unamortized loan costs of $130,000, which we included in loss on extinguishment of debt.

•

The sale of our supramax vessel, which allowed us to reduce our debt outstanding by approximately $11.3 million. In conjunction with this sale, we wrote off approximately $100,000 of unamortized loan costs, which we included in loss on extinguishment of debt.

•	The sale of our Jones Act barge that was previously included in assets held for sale at December 31, 2014. We used net proceeds of approximately $160,000 to pay down existing debt outstanding.

Under the Strategic Plan, as amended, in addition to selling the assets above, we planned as of December 31, 2015 to sell the following assets: (i) the assets in our Dry Bulk Carriers segment, (ii) the inactive tug included in our Jones Act segment, (iii) our minority interests in mini-bulkers in our Dry Bulk Carriers segment, (iv) our minority interests in chemical and asphalt tankers in our Specialty Contracts segment, (v) our New Orleans office building, and (vi) a small, non-strategic portion of our operations that owns and operates a certified rail-car repair facility near the port of Mobile, Alabama.

During 2014, the Company adopted ASU 2014-08, which changed the definition of discontinued operations. In accordance with this guidance, a component of a reporting entity that is disposed of or meets the criteria to be classified as held for sale should be reported in discontinued operations if the disposal represents a strategic shift. If a reporting entity determines that a component has met these criteria, then it must also determine whether the disposal has (or will have) a major effect on the reporting entity’s operations and financial results to be considered a discontinued operation.

By virtue of adopting the Strategic Plan, the unsold assets identified above met all of the criteria for classification as held for sale as of December 31, 2015; accordingly, we recorded impairment charges of approximately $94.3 million, which included the write off of our remaining goodwill balance of $0.8 million and $0.4 million of unamortized intangible assets – see Note D – Impairment Loss.

Although the implementation of our Strategic Plan has reduced the number of our vessels and operating segments, we do not believe that the plan has significantly changed our business strategy or our historical practices. As a result, we concluded that the disposal of the assets under the Strategic Plan would not have a major effect on our financial results. Lastly, given the unpredictability of our ongoing negotiations with our lenders, lessors and potential vessel purchasers, and due to our lenders’ ability to require that we sell or not sell various assets, whether identified under the Strategic Plan or not, we cannot be certain at this time which operations will remain.

While we continue to actively market the assets classified as held for sale as of December 31, 2015, we have ceased depreciation of these assets.

Subsequent to December 31, 2015, we completed the sales of several of the vessels held for sale at December 31, 2015, which we have described in Note Y – Subsequent Events.

NOTE F – DEBT OBLIGATIONS

The Company and its domestic subsidiaries (which we sometimes refer to as the “credit parties”) have borrowed money under six secured financing agreements. All six of our principal credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage. Since early 2014, we have struggled to meet certain of our required debt covenants. Consequently, we solicited and received from our lenders amendments to or waivers from various of these covenants to assure our compliance therewith as of the end of the first, third, and fourth quarters of 2014 and the end of the first, second, third and

Index of Financial Statements

fourth quarters of 2015. For more complete information regarding these historical waivers, see the discussion of our debt covenant compliance set forth in our periodic reports filed since January 1, 2014 with the SEC and as set forth in this Annual Report on Form 10-K.

Since late September 2015, our lenders and lessors have provided a series of additional covenant default waivers, including waivers granted in connection with recent credit facility amendments entered into on or prior to November 16, 2015. These amendments also effected a series of additional substantive amendments to each of our six credit facilities, including but not limited to accelerated repayment terms, increased interest rates, and required asset divestitures by specified milestone deadlines and specified amounts. Since November 16, 2015, we have received various additional types of relief from our lenders to address certain covenant defaults and to authorize changes to our divestiture plans. Please refer to “Recent Financing Agreement Waivers and Amendments” below for further details regarding these waivers and amendments.

If we are unsuccessful in disposing of certain non-core assets by the milestones and at specified amounts agreed to with our lenders and lessors, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan, our lenders’ abilities to demand payment under our debt agreements and our limited refinancing prospects, there is substantial doubt about our ability to continue as a going concern.

Because of the uncertainties associated with our ability to implement the Strategic Plan within the required time constraints, since September 30, 2015, we have classified all of our debt obligations (net of deferred debt issuance costs), which was approximately $156.8 million at December 31, 2015, as current, which has caused our current liabilities to far exceed our current assets since such date.

Our Strategic Plan contemplates that we will seek to divest certain assets at specific prices and deadlines with a substantial part of the proceeds used to pay down our debt.  We have already completed several planned asset sales, but still need to complete several other sales or negotiate alternative transactions to fully meet our objectives under the plan.  If we are fully successful in executing the remainder of our Strategic Plan as modified to date under presently prevailing conditions, we currently estimate that our gross debt obligations would be reduced from $159.8 million as of December 31, 2015 to a range of $100.0 million to $110.0 million as of June 30, 2016, excluding any new financings that could take place. In our quarterly report on Form 10-Q for the quarter ended September 30, 2015, we  projected a range of $85.0 million to $95.0 million. The increase in our estimate is primarily due to lower than expected sales prices received, as well as the exchange of our equity share in mini-bulkers, which we had originally intended to monetize, for 100% ownership of a 2008 built mini-bulker. While we have classified all of our outstanding debt as current on our consolidated balance sheet as of December 31, 2015, none of our creditors have thus far accelerated our debt and demanded immediate full payment (except for mandatory prepayments in connection with the sale of specified collateral).

During 2015, we adopted ASU 2015-03 and, as a result, reclassified approximately $2.9 million of deferred debt issuance costs from deferred charges, net of accumulated amortization to offset against long-term debt on our Consolidated Balance Sheet as of December 31, 2014. As of December 31, 2015, the amount of deferred debt issuance costs was $3.0 million and was included as an offset to current maturities of long-term debt on our Consolidated Balance Sheet.

Credit Facility

We currently maintain a senior secured credit facility with Regions Bank (“Credit Facility”), which we amended on November 13, 2015. At December 31, 2015, the Credit Facility, as amended, provided up to $71.3 million which was comprised of a term loan facility in the principal amount of $33.1 million and a revolving credit facility (“LOC”) permitting draws in the principal amount of up to $38.2 million. At December 31, 2015, the LOC included a $7.2 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. As of December 31, 2015, we had $31.0 million of borrowings and $7.2 million of letters of credit outstanding under our LOC. We currently have no additional borrowing capacity under this facility. For more information, refer to “Recent Financing Agreement Waivers and Amendments” below.

Under the Credit Facility, each of our domestic subsidiaries is a joint and several co-borrower. The obligations of all the borrowers under this facility are secured by all personal property of the borrowers, excluding certain real property, but including the U.S. flagged vessels owned by our domestic subsidiaries and collateral related to such vessels. Several of our International flagged vessels are pledged as collateral securing several of our other secured debt facilities.

The Credit Facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the Credit Facility is conditioned upon continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those stipulating as of December 31, 2015 that we maintain a consolidated leverage ratio not to exceed 5.0 to 1.0, an EBITDAR to fixed charges ratio of at least 1.05 to 1.0, liquidity of not less than $20.0 million, and a consolidated net worth of not less than the sum of $228.0 million, minus impairment losses, plus 50% of our consolidated net income earned after December 31, 2011, excluding impairment losses, plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility). As of December 31, 2015, the lender agreed to waive our default of the consolidated net worth, minimum liquidity,

Index of Financial Statements

consolidated fixed charge coverage ratio and the consolidated leverage ratio covenants for a temporary period ending March 31, 2016. For more information, refer to “Recent Financing Agreement Waivers and Amendments” below.

Other Financing Agreements

On April 24, 2015, we entered into a new loan agreement with DVB Bank SE in the amount of $32.0 million by refinancing our 2010 built PCTC. We received the loan proceeds on April 24, 2015 and applied them as follows: (i) $24.0 million to pay off an outstanding Yen facility in the amount of 2.9 billion Yen, (ii) $4.0 million to settle the related Yen forward contract, and (iii) $2.9 million to settle a Yen denominated interest rate swap. Under the DVB loan agreement, interest was, prior to a recent loan amendment, payable at a fixed rate of 4.16% with the principal being paid quarterly over a five-year term based on a ten-year amortization schedule with a final quarterly balloon payment of $16.8 million due on April 22, 2020. Our 2010-built foreign flag PCTC along with customary assignment of earnings and insurances are pledged as security for the facility. As a result of the early debt payoff, we recorded a loss on extinguishment of debt of approximately $0.3 million. Additionally, we capitalized approximately $0.6 million in loan costs associated with the DVB Bank loan. On November 4, 2015, this loan agreement was materially amended. Pursuant to the terms of the amendment, in December 2015 we sold our 2010 built PCTC and used the net proceeds to retire the loan. Refer to “Recent Financing Agreement Waivers and Amendments” for additional information.

During the first quarter of 2015, we paid off approximately $13.5 million in debt in connection with the sale of one of our handysize vessels. Additionally, we wrote off approximately $95,000 of unamortized loan costs associated with the debt instrument which is reflected in loss on extinguishment of debt on our Consolidated Statements of Operations.

As of December 31, 2015 and 2014, our debt obligations are summarized as follows:

(All Amount in Thousands)	Interest Rate		Maturity	Principal Balance
Description of Secured Debt	2015	2014	Date	2015	2014
ING – Variable Rate [1]	4.6930%	2.7471%	2018	$8,589	$12,025
ING – Variable Rate [1]	4.6947-4.7336%	2.7312-2.7324%	2018	25,146	41,400
Capital One N.A. – Variable Rate [2]	2.5938%	2.5050%	2017	6,904	9,144
ING – Variable Rate [1]	4.8199%	2.7350%	2018	2,800	15,394
Regions – Variable Rate [3]	9.4400%	3.9900%	2017	33,090	41,906
DVB Bank SE – Fixed Rate [4]	6.3500%	4.3500%	2020	33,664	37,759
RBS – Variable Rate [5]	3.9900%	2.9195%	2021	18,651	21,943
DVB Bank SE – Variable Rate [6]		3.6100%	2020	-	24,812
Note Payable - Mortgage [7]				-	5
Regions Line of Credit [3]	9.4400%	3.9100%	2017	31,000	38,500
				159,844	242,888
		Less: Current Maturities		(156,807)	(23,367)
		Less: Debt Issuance Costs		(3,037)	(2,870)
				$-	$216,651

1.We entered into a variable rate financing agreement with ING Bank N.V, London branch in August 2010 for a seven year facility to finance the construction and acquisition of three handysize vessels. Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches which corresponded to the vessel delivery schedule. Tranche I covered the first two vessels delivered with Tranche II covering the last vessel. Tranche I was fully drawn in the amount of $36.8 million, and Tranche II fully drawn at $18.4 million. We entered into a variable rate financing agreement with ING Bank N.V., London branch in June 2011 for a seven year facility to finance the acquisition of a capesize vessel and a supramax bulk carrier newbuilding, both of which we acquired a 100% interest in as a result of our acquisition of Dry Bulk. Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches: Tranche A, fully drawn in June 2011 in the amount of $24.1 million, and Tranche B, providing up to $23.3 million of additional credit. Under Tranche B, we drew $6.1 million in November 2011 and $12.7 million in January 2012. In order to aid in the collateral value coverage covenant, both of the above facilities were merged into one facility without altering the debt maturities or terms of our indebtedness. Effective November 4, 2015, the interest rate was increased from LIBOR plus 2.5% to LIBOR plus 4.5%. For other changes to this credit facility, including the sales of the related vessels, refer to “Recent Financing Agreement Waivers and Amendments” below.

2.In December 2011, we entered into a variable rate financing agreement with Capital One N.A. for a five year facility totaling $15.7 million to finance a portion of the acquisition price of a multi-purpose ice strengthened vessel. This loan requires us to make 59 monthly payments with a final balloon payment of $4.7 million in January 2017.

3.Our original senior secured Credit Facility matured on September 24, 2018 and included a term loan facility in the principal amount of $45.0 million and a LOC in the principal amount up to $40.0 million. The LOC facility originally included a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. As discussed

Index of Financial Statements

above, on November 13, 2015, the Credit Facility was amended. The maturity date was accelerated to July 20, 2017. Additionally, the interest rate increased from LIBOR plus 3.5% to LIBOR plus 9.25% which is effective from November 13, 2015 through June 30, 2016 and LIBOR plus 10.0% from July 1, 2016 through July 20, 2017. For other changes to the credit facility, refer to “Recent Financing Agreement Waivers and Amendments” below.

4.We entered into a fixed rate financing agreement with DVB Bank SE, on August 26, 2014 in the amount of $38.5 million, collateralized by our 2007 PCTC at a rate of 4.35% with 24 quarterly payments with a final balloon payment of $20.7 million in August 2020. This loan requires us to pre-fund a one-third portion of the upcoming quarterly scheduled debt payment, which, at December 31, 2015, constituted $0.5 million and is included as restricted cash on our Consolidated Balance Sheet. Effective November 4, 2015, the interest rate increased from 4.35% to 6.35%. For other changes to the credit facility, refer to “Recent Financing Agreement Waivers and Amendments” below.

5.In August 2014, we paid off our $11.4 million loan with DNB Bank and obtained a new loan with RBS Asset Finance in the amount of $23.0 million collateralized by one of our 1999 PCTCs at a variable rate equal to the 30-day Libor rate plus 2.75% payable in 84 monthly installments with the final payment due August 2021. Late in 2015, this loan was amended to include an increase to the interest rate of 1.0%. For additional changes to this facility, refer to “Recent Financing Agreement Waivers and Amendments” below.

6.As discussed in greater detail above, in April of 2015, we obtained a new loan with DVB Bank SE in the amount of $32.0 million.  In connection with implementing our Strategic Plan, in December 2015 we used net proceeds from a vessel sale to pay off this loan in full.

7.Represents additional bank financing to fund the construction and renovation of our office building in New Orleans, Louisiana. This asset is included in assets held for sale at December 31, 2015 – refer to Note E – Assets Held for Sale.

Recent Financing Agreement Waivers and Amendments

On or prior to November 16, 2015, we amended each of our credit facilities. Each of these amendments included provisions extending the lenders’ prior covenant breach waivers through March 31, 2016 and provided us relief from testing compliance of most of these covenants until June 30, 2016. These waivers are temporary one-time waivers, and the lenders have no obligation, express or implied, to waive any other defaults or grant any other extensions. The waivers are contingent upon our continued performance with the terms of the credit facilities, as amended, including newly-implemented requirements to sell certain specified non-core assets at certain specified prices by certain specified dates (ranging from December 4, 2015 to June 30, 2016) and to apply substantially all of the net proceeds from such sales to retire debt owed under such facilities.

Some of the more significant amendments to our Senior Credit Facility with Regions Bank included (i) accelerating the facility’s maturity date from September 24, 2018 to July 20, 2017, (ii) reducing the Letter of Credit Sublimit from $20.0 million to $7.2 million initially and to lower amounts at future dates, (iii) prohibiting us from issuing new letters of credit without the lenders’ consent, (iv) reducing the Aggregate Revolving Commitment by $1.8 million, (v) increasing the applicable margins for all Loans, Letter of Credit Fees and Commitment Fees set to 9.25% from the effective date of the amendment through June 30, 2016, and 10.0% from July 1, 2016 through the maturity date, (vi) increasing our scheduled payments for the next twelve months by $3.0 million and mandating certain specified mandatory prepayments, (vii) prohibiting us from paying common stock dividends unless we have at least $30.0 million of liquidity (as defined in the credit facility) after making the payment, (viii) prohibiting us from paying preferred stock dividends prior to January 29, 2016 or paying preferred stock dividends thereafter unless various financial conditions are met, (ix) prohibiting us from making any further payments to construct our New Orleans headquarters, except to the extent financed by the general contractor, and (x) amending certain of our financial covenants, effective as of June 30, 2016, and amending certain of our other loan covenants to further restrict our operations, effective immediately. Additionally, Regions Bank appointed a financial consultant to review our financial results.

With respect to our two credit facilities with DVB Bank SE, the more significant amendments included (i) requiring us to apply the proceeds from the sale of one of our PCTCs to pay down 100% of the debt owned under one facility of approximately $30.2 million and $912,000 of the debt owed under the other facility, (ii) pledging under certain circumstances 65% of our shares of our wholly-owned Singapore subsidiaries to DVB Bank SE, (iii) increasing the interest rate by 2%, (iv) increasing by approximately $222,000 our quarterly principal payments and (v) specifying various dates (ranging from December 2015 through March 2016) by which our sale of non-core assets must be completed and at specified amounts. In accordance with these amended terms, we sold the 2010 built PCTC and used the proceeds to pay down the related debt by approximately $31.3 million, and we retained excess cash of approximately $15.4 million for general corporate purposes. In addition, we wrote off related unamortized loan costs of $130,000, which we included in loss on extinguishment of debt in our Consolidated Statement of Operations for the year ended December 31, 2015.

With respect to our credit facility with ING Bank N.V., some of the more significant amendments included (i) increasing by approximately $625,000 our quarterly principal payments, (ii) increasing our interest rate margin by approximately 2% per annum, (iii) modifying the manner in which we will be required to pay down debt owed under the facility upon the sale of assets comprising collateral under the facility, including requiring any excess proceeds to be applied to pay off the other tranches at the discretion of the facility’s agent, (iv) providing credit enhancements of equal value to those afforded by us to our other creditors, (v) prohibiting the

Index of Financial Statements

payment of common stock dividends, (vi) prohibiting the payment of preferred stock dividends without the written consent from the lender, (vii) requiring the preparation of a financial plan acceptable to the facility agent in its sole discretion, and (viii) specifying various amounts and dates in December 2015 by which our sale of non-core assets must be completed. Pursuant to the terms of this amendment, we sold our supramax vessel, which allowed us to reduce our debt outstanding by approximately $11.3 million. In conjunction with this sale, we wrote off approximately $100,000 of unamortized loan costs, which we included in loss on extinguishment of debt. Subsequent to December 31, 2015, we completed the sales of the remaining two handysize vessels and the capesize bulk carrier – refer to Note Y – Subsequent Events.

RBS Asset Finance has agreed to extend its prior covenant default waiver through March 31, 2016 and to provide relief from testing compliance of these covenants until June 30, 2016, together with amendments increasing the interest rate 1.0% per annum, requiring a loan-to-value ratio as of April 1, 2016 not to exceed 75.0% and modifying the covenants in a manner substantially similar to those reflected in the Regions Bank amendment.

Most of our remaining November 2015 credit facility amendments included less substantial changes, principally with respect to amending certain of our financial covenants, effective March 31, 2016 or thereafter, or requiring us to provide equal treatment if and to the extent we provide credit enhancements to other of our creditors.

In the weeks following our receipt of debt covenant waivers on or about November 16, 2015, it became apparent that market conditions were too weak for us to implement our divestiture plans on the terms and conditions contemplated in our contractual arrangements with our lenders. Consequently, following November 16, 2015 we requested various types of relief from our lenders to address several covenant defaults and to authorize changes to our divestiture plans. On or about December 22, 2015, we obtained consent agreements from certain of our lenders modifying the parameters of our pending asset dispositions, including (i) extending the deadlines for certain pending sales from late 2015 to various dates throughout the first quarter of 2016 and (ii) lowering various required sales prices. We received substantially similar consent agreements from our remaining lenders in early 2016. We will likely continue to be required to seek additional waivers, particularly if our divestiture plans change – see Note Y – Subsequent Events for a summary of various amendments, waivers and discussions with our lenders since December 31, 2015.

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

The descriptions of our recent credit facility amendments set forth above are general summaries only, and are qualified in their entirety by reference to the full text of those amendments filed as exhibits with this 2015 Form 10-K.

Our future compliance with our covenants and amended loan terms is contingent upon the successful execution of the remainder of our Strategic Plan and improved financial results, particularly with respect to our Jones Act segment.  If we are unsuccessful in disposing of certain non-core assets by the milestones and at specified amounts agreed to with our lenders and lessors, we would be in default under one or more of our credit facilities and all of our creditors would have the right to accelerate our debt.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan, our lenders’ abilities to demand payment under our debt agreements and our limited refinancing prospects, there is substantial doubt about our ability to continue as a going concern.

Guarantees

In addition to the obligations discussed above, at December 31, 2015 we guaranteed two separate loan facilities of two separate shipping companies in which one of our wholly-owned subsidiaries has indirect ownership interests.  With respect to one of the two loan facilities of these shipping companies, in which our wholly-owned subsidiary indirectly owned a 25% interest at December 31, 2015, we guaranteed 5% of the amount owed under the loan facility.  As of December 31, 2015 and December 31, 2014, this guarantee obligation equated to approximately $3.4 million and $3.8 million, respectively.  Under the second facility, in which our wholly-owned subsidiary indirectly owned approximately 23.7% of the borrower at December 31, 2015, we guaranteed only $1.0 million of the approximately $11.0 million loan facility.  This second guarantee is non-amortizing.  During 2016, in connection with the exchange of our interests in both of these entities for a mini-bulk carrier, we expect that these guarantees will be discharged.  See Note Y – Subsequent Event for additional information.

NOTE G – GAIN ON SALE OF ASSETS

In early 2015, in the ordinary course of business, we sold a 14,930 dead weight ton, 1994-built Pure Car Truck Carrier that had previously contributed to our PCTC segment. As previously disclosed, we recorded a gain on sale of asset of approximately $4.6 million and paid down $10.0 million on our revolving line of credit.

We also sold a 36,000 dead weight ton handysize vessel and its related equipment that had been included in assets held for sale as of December 31, 2014 as part of our initial efforts to improve our financial position. We received $16.4 million, net of commissions and other costs to sell, and recorded a loss on sale of asset of approximately $68,000. Additionally, we paid off related debt of

Index of Financial Statements

approximately $13.5 million and recorded a loss on extinguishment of debt of approximately $95,000. We included the results of operations of this vessel in the Dry Bulk segment.

NOTE H - UNCONSOLIDATED ENTITIES

The following table summarizes our equity in net income (loss) of unconsolidated entities for the years ended December 31, 2015 and 2014:

(All Amounts in Thousands)
	2015	2014
Oslo Bulk, AS	$(3,187)	$-
Oslo Bulk Holding Pte. Ltd (formerly Tony Bulkers)	(1,583)	(469)
Terminales Transgolfo, S.A. de C.V.	(393)	(193)
Saltholmen Shipping Ltd	856	567
Brattholmen Shipping Ltd	258	105
Total Equity in Net Income (Loss) of Unconsolidated Entities	$(4,049)	$10

Oslo Bulk, AS and Oslo Bulk Holding Pte Ltd

At December 31, 2015, we held a 25.00% shareholding interest in Oslo Bulk AS and a 23.68% interest in Oslo Bulk Holding Pte Ltd. During 2015, these investments deployed fifteen mini-bulkers in the spot market or on short- to medium-term time charters. The decrease in our results from these investments was primarily related to impairment charges in the fourth quarter of 2015. Our investment in these minority interests was $5.9 million and $10.3 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, we classified these investments in assets held for sale. During the first quarter of 2016, we exchanged these investments for a 2008 mini-bulker that we intend to use to service the contract in our Indonesian operations in our Specialty Contracts segment– refer to Note Y – Subsequent Events.

Terminal Management Company

As of December 31, 2015, we had a 49.00% interest in Terminales Transgolfo, S.A. de C.V., which owns and operates a rail terminal in Coatzacoalcos, Mexico. We report the results of this interest in our Rail-Ferry segment. In 2006, TTG began making improvements to the terminal in Mexico to accommodate the second decks that were added to our two wholly owned vessels operating in our Rail-Ferry Segment during the first half of 2007. We funded 49.00% of the cost of the terminal improvements, of which 30.00% is a capital contribution and is reported as an investment in unconsolidated entities. The remaining 70.00% is a loan to TTG (see Note W -Transactions with Related Parties). We did not make any capital contributions during the years ended December 31, 2015 and 2014. We account for this investment using the equity method, and we report our share of earnings or losses in our Consolidated Statement of Operations. We received a dividend of approximately $0.3 million in 2014; we did not receive any dividends in 2015. As of December 31, 2015 and 2014, TTG owed us approximately $1.4 million and $1.7 million, respectively (see Note W- Transactions with Related Parties).  Our investment in this minority interest was $0.2 million and $0.9 million as of December 31, 2015 and 2014, respectively.

Saltholmen Shipping Ltd

As of December 31, 2015, we had a 30.00% interest in Saltholmen Shipping Ltd, which was organized to purchase and operate two newbuilding chemical tankers that were delivered in the first quarter of 2014. Both vessels were immediately employed on long-term bareboat charters. In 2014, we contributed $5.8 million to this entity and received a dividend of approximately $0.6 million. In 2015, we received a dividend of approximately $0.9 million. As of December 31, 2015 and 2014, our investment in this minority interest was $5.7 million and $8.5 million, respectively. Pursuant to the implementation of our Strategic Plan, we reclassified this investment to assets held for sale at December 31, 2015 and recorded an impairment of $2.8 million to write the carrying amount down to fair value based on the sale price. We sold this investment during the first quarter of 2016 – refer to Note Y – Subsequent Events.

Brattholmen Shipping Ltd

In 2014, we acquired a 30.00% interest in Brattholmen Shipping Ltd, which was organized to purchase and operate two asphalt tankers. We contributed to this entity $2.1 million in 2014. Both vessels were immediately employed on long-term bareboat charters. In 2015, we received a dividend of approximately $0.2 million. We did not receive any dividends in 2014. As of December 31, 2015 and 2014, our investment in this minority interest was $1.5 million and $2.2 million, respectively. Pursuant to the implementation of our Strategic Plan, we reclassified this investment to assets held for sale at December 31, 2015 and recorded an impairment of $0.8 million to write the carrying amount down to fair value based on the sale price. We sold this investment during the first quarter of 2016 – refer to Note Y – Subsequent Events.

Index of Financial Statements

NOTE I – VESSELS, PROPERTY, AND OTHER EQUIPMENT

Vessels, property, and other equipment as of December 31, 2015 and 2014 consisted of the following:

(All Amounts in Thousands)
	2015	2014
Vessels
Pure Car/Truck Carriers	$84,112	$190,469
Special Purpose Vessels	46,738	59,481
Coal Carrier	92,771	92,771
Bulk Carriers	30,940	118,732
Tug/Barge Units	31,704	58,573
Building*	-	1,354
Land*	-	623
Leasehold Improvements	26,345	26,348
Furniture and Equipment	7,690	10,461
Construction in Progress	1,775	2,371
	322,075	561,183
Less: Accumulated Depreciation	(133,498)	(186,450)
Total Vessels, Property, and Other Equipment, net	$188,577	$374,733

* Included in assets held for sale at December 31, 2015

Total depreciation expense attributed to our vessels, property, and other equipment was approximately $23.0 million and $27.0 million for the years ended December 31, 2015 and 2014, respectively.  During 2015, we accelerated depreciation expense by approximately $0.9 million on the leasehold improvements related to our Mobile, Alabama office lease to reflect the anticipated early termination of the lease.

The Company received a $5.2 million incentive from the State of Louisiana toward the construction of our office building in New Orleans. As of December 31, 2015, the Company had spent $9.8 million on the construction of the building of which $5.2 million was billed to the State of Louisiana toward the building incentive. The amounts billed to the State of Louisiana for the building incentive reduced the amount of construction in progress of the building. During the years ended 2015 and 2014, the Company received $0.6 million and $4.6 million, respectively, from the State of Louisiana. As a result of the adoption of our Strategic Plan, we reclassified this asset to held for sale as of December 31, 2015 and recorded an impairment charge of approximately $4.7 million.

See Note D – Impairment Loss and Note E – Assets Held for Sale.

NOTE J – GOODWILL, OTHER INTANGIBLE ASSETS, AND DEFERRED CHARGES

During 2015, we adopted ASU 2015-03 and, as a result, reclassified approximately $2.9 million of deferred debt issuance costs from deferred charges, net of accumulated amortization to offset against long-term debt on our Consolidated Balance Sheet as of December 31, 2014. As of December 31, 2015, the amount of deferred debt issuance costs was $3.0 million and was included as an offset to current maturities of long-term debt on our Consolidated Balance Sheet. Amortization expense related to these charges was $2.2 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively.

Amortization expense for intangible assets was approximately $2.5 million and $3.7 million for the years ended December 31, 2015 and 2014, respectively. Amortization expense for deferred charges was approximately $14.2 million and $18.5 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, gross deferred charges and accumulated amortization of deferred charges was $48.5 million and $25.5 million, respectively. As of December 31, 2014, gross deferred charges and accumulated amortization of deferred charges was $55.6 million and $29.8 million, respectively.

Index of Financial Statements

The following table presents details of goodwill, other intangible assets and deferred charges for the year ended December 31, 2015:

(All Amounts in Thousands)		Balance at					Balance at
	Amortization	December 31,	Cash	Impairment/		Non-Cash	December 31,
	Period	2014	Additions	Disposals	Amortization	Reclassifications	2015
Indefinite Life Intangibles
Goodwill		$2,735	$-	$(2,735)	$-	$-	$-
Total Indefinite Life Intangibles		$2,735	$-	$(2,735)	$-	$-	$-

Definite Life Intangibles
Trade names - FSI	240 months	$57	$-	$(53)	$(4)	$-	$-
Trade names - UOS	144 months	1,357	-	(1,221)	(136)	-	-
Customer Relationships - FSI	240 months	375	-	(358)	(17)	-	-
Customer Relationships - UOS	144 months	23,253	-	(20,908)	(2,345)	-	-
Total Definite Life Intangibles		$25,042	$-	$(22,540)	$(2,502)	$-	$-

Deferred Charges
Drydocking Costs	various	$25,238	$12,816	$(4,455)	$(13,696)	$2,220	$22,123
Other Deferred Charges	various	549	820	-	(455)	-	914
Total Deferred Charges		$25,787	$13,636	$(4,455)	$(14,151)	$2,220	$23,037

Impairment

We test goodwill for impairment annually as of December 1 or on an interim basis if triggering events indicate that the fair value of the asset has decreased below its carrying value. Additionally, we review our other intangible assets for impairment when events or circumstances indicate that the carrying value of a particular asset may not be recoverable.

We tested our goodwill using the income approach, which estimates the fair value of our reporting units using various cash flow and earnings projections discounted at a rate estimated to approximate the reporting units’ weighted average cost of capital. Based on the continuing decline in our results for the UOS service, reduced contract rates and volumes and a less favorable outlook on coal demand, we determined that the implied fair value of goodwill was less than its carrying value. As such, we recorded an impairment loss of approximately $1.9 million, which related to the entire goodwill balance generated from our acquisition of UOS, which we report in the Jones Act segment.

As a result of our Strategic Plan, we reclassified certain non-core assets to assets held for sale as of December 31, 2015 at fair market value. As a result, we wrote off approximately $0.8 million and $0.4 million related to the goodwill balance and trade names and customer relationships, respectively, that related to FSI, which we report in our Rail-Ferry segment. Additionally, we wrote off approximately $2.4 million of unamortized drydocking costs associated with various other assets that we reclassified to assets held for sale at December 31, 2015. Refer to Note E – Assets Held for Sale for further discussion.

NOTE K – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities as of December 31, 2015 and 2014 were $60.5 million and $52.7 million, respectively, and consisted of the following:

(All Amounts in Thousands)
	2015	2014
Accrued Voyage Expenses	$38,069	$36,365
Accrued Expense New Orleans Office Building	6,000	-
Trade Accounts Payable	6,502	9,343
Accrued Salaries and Benefits	2,868	2,472
Lease Incentive Obligation	3,626	1,901
Self-Insurance Liability	1,187	1,165
Accrued Insurance Premiums	1,204	1,187
Short-Term Derivatives Liability	1,040	298
	$60,496	$52,731

Index of Financial Statements

NOTE L - INCOME TAXES

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

In accordance with Internal Revenue Code (IRC) Section 1359 disposition of qualifying vessels, we have elected to defer taxable gains on the sale of qualifying tonnage tax vessels operating under the tonnage tax regime.  IRC Section 1359(b) defers the recognition of taxable gains for three years after the close of the first taxable year in which the gain is realized or subject to such terms and conditions as may be specified by the Secretary of the Internal Revenue Service, on such later date as the Secretary may designate upon application by the taxpayer.  Deferred gains on the sale of qualifying vessels must be recognized if the amount realized upon such sale or disposition exceeds the cost of the replacement qualifying vessel, limited to the gain recognized on the transaction.  We have elected to defer gains of approximately $93.9 million from the dispositions of qualifying vessels in prior years, of which $79.3 million of such deferred gain originated in the year ending December 31, 2012.  In order to meet the non-recognition requirements on the 2012 dispositions, we needed to acquire qualifying replacement property by December 31, 2015.

During the quarter ended September 30, 2015, we acquired qualified replacement property totaling approximately $45.6 million.  We anticipated a transaction for an additional $25.0 million of replacement property before December 31, 2015, which would have been applied to deferred gains of $17.3 million and $7.7 million with replacement years of 2015 and 2018, respectively.  We did not complete the additional transaction and have reduced our existing tax attributes to offset the recognized gain of $16.4 million for the year ended December 31, 2015. As a result of modifications to the Strategic Plan, during the fourth quarter of 2015 we changed our view that we were more likely than not to acquire qualified replacement property to instead take the position that we are unlikely to acquire the necessary qualified replacement property to offset all of its deferred gains by the expiration date of each deferred gain.  Due to uncertainty regarding the acquisition of qualified replacement property to offset our deferred gains, we recorded a deferred tax liability totaling $12.5 million during the third quarter of 2015.

Certain foreign operations are exempt from foreign income taxation under existing provisions of the laws of those jurisdictions.  Pursuant to existing U.S. tax laws, earnings from certain foreign operations will be subject to U.S. income tax when those earnings are repatriated.  During the quarter ending September 30, 2015, we changed our previously asserted tax position that we planned to indefinitely re-invest foreign earnings of our controlled foreign corporations.  The principal reason for changing our position is our current plan to divest foreign business use assets and repatriate excess foreign cash to pay down U.S. debt of domestic affiliates.  We have recorded a deferred tax liability of $5.3 million related to our controlled foreign corporations as a result of our change in position pursuant to APB 23.  We reduced our valuation allowance by $5.3 million to offset this deferred tax liability.

Our U.S. Federal income tax return is filed on a consolidated basis and includes the results of operations of our wholly-owned U.S. subsidiaries.  Pursuant to the Tax Reform Act of 1986, the current recognition of earnings (losses excluded) of foreign subsidiaries, which were $2.0 million and $2.5 million in 2015 and 2014, respectively, have been included in our federal tax provision calculation.  No foreign tax credits are expected to be utilized on our federal return for the year ended December 31, 2015.

Index of Financial Statements

Components of the net deferred tax asset (liability) as of December 31, 2015 and 2014 are as follows:

(All Amounts in Thousands)
	2015	2014
DEFERRED TAX LIABILITIES
Fixed Assets	$(3,853)	$(12,376)
Drydock Activities	(4,604)	(5,275)
Insurance and Claims Reserve	(339)	(228)
Deferred Gain	(10,993)	-
Unremitted Foreign Earnings	(5,329)	-
Total Deferred Tax Liabilities	$(25,118)	$(17,879)

DEFERRED TAX ASSETS
Net Operating Loss Carryforwards	$22,036	$17,753
Minimum Tax Credit	5,425	5,179
Deferred Gain	-	1,973
Pension/Postretirement	2,140	2,500
Intangibles/Goodwill	10,163	1,285
Stock Based Compensation	312	-
Unconsolidated Subsidiaries	520	383
Work Opportunity Tax Credit	537	537
Lease Incentives	835	503
Assets Held for Sale	780	931
Other Assets	863	771
Total Deferred Tax Assets	$43,611	$31,815
Valuation Allowance	(18,493)	(13,936)
Net Deferred Tax Assets	$25,118	$17,879

TOTAL DEFERRED TAX	$-	$-

DEFERRED TAX COMPONENTS
Current	$309	$408
Non-current	(309)	(408)
TOTAL DEFERRED TAX	$-	$-

Management continues to weigh positive and negative evidence related to the company’s ability to realize the future tax benefits of our net U.S. deferred tax assets.  Based on the analysis conducted during the fourth quarter of 2015, we concluded that it is not more likely than not, that we would recognize the benefit of our federal tax attributes and have maintained the recorded valuation allowance for the year ended December 31, 2015.  We recorded an increase in our tax valuation allowance of $4.6 million for the year ended December 31, 2015.

The components of Income (Loss) before Provision (Benefit) for Income Taxes and Equity in Net Income (Loss) of Unconsolidated Entity for the years ended December 31, 2015 and 2014 are as follows:

(All Amounts in Thousands)
	2015	2014
Domestic	$(72,525)	$(5,209)
Foreign	(102,680)	(39,071)
Total	$(175,205)	$(44,280)

Index of Financial Statements

The components of the income tax provision for the years ended December 31, 2015 and 2014 are as follows:

(All Amounts in Thousands)
	2015	2014
Current	$439	$79
Deferred	-	10,350
Total	$439	$10,429

The following is a reconciliation of the U.S. statutory tax rate to our effective tax rate expense (benefit) for the years ended December 31, 2015 and 2014:

	2015	2014
Statutory Rate	35.0%	35.0%
State Income Taxes	(0.1)	(0.2)
Effect of Tonnage Tax Rate	0.5	(1.0)
Foreign Earnings - Indefinitely Reinvested	-	(30.9)
Foreign Earnings	(20.5)	-
Change in Valuation Allowance	(15.0)	(26.5)
Permanent Differences and Other, Primarily Non-deductible Expenditures	(0.2)	-
Effective Tax Rate	(0.3)%	(23.6)%

Included in the Provision for Income Taxes in our Consolidated Statements of Operations is tonnage tax of $54,000 and $52,000 for the years ended December 31, 2015 and 2014, respectively. We did not pay foreign income tax in 2015 and 2014.

For U.S. federal income tax purposes, in 2015, we generated approximately $26.1 million in net operating loss carryforwards (“NOLs”), which will be added to the previous carryforward of approximately $49 million following reduction of $16.4 million for recognition of previously deferred tax gains and an increase of $0.7 million due to restricted stock unit adjustments during the year ended December 31, 2015.  The balance at December 31, 2015 of approximately $59.4 million will expire in 2025 through 2035.  We also have approximately $5.4 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations.

For state income tax purposes, in 2015, we generated approximately $11.5 million in NOLs, which will be added to the previous carryforward of approximately $31.3 million.  The balance at December 31, 2015 of approximately $42.8 million will expire in 2025 through 2035.

At December 31, 2015, we had foreign NOLs of approximately $4.0 million.

We file income tax returns in the U.S. federal, various state and foreign jurisdictions.  The years remaining open under the statute of limitations and subject to audit vary depending upon the tax jurisdiction.  Our U.S. income tax returns for 2008 and subsequent years remain open to examination.

It is our policy to recognize interest and penalties associated with underpayment of income taxes as interest expense and general and administrative expenses, respectively. If recognized, substantially all of our unrecognized tax benefits would impact our effective rate.  During the quarter ending December 31, 2015, we calculated and recognized an adjustment to increase our Federal net operating loss by $0.7 million and recorded a deferred tax asset of $0.3 million to incorporate the unrecognized tax benefits related to our restricted stock units previously provided for in the disclosure of uncertain tax benefits below. This was previously disclosed as an uncertain tax position. We followed book treatment on the expense related to restricted stock from 2008 through 2014. We made this correction in 2015, which was not material to historical periods. As of December 31, 2015, the deferred tax asset for the NOL carryforward excludes $1.6 million related to operating loss carryforwards resulting from excess tax benefits related to share-based rewards, the tax benefits of which, when recognized, will be accounted for as a credit to additional paid-in capital when they reduce taxes payable.

The following is a reconciliation of the total amounts of unrecognized tax benefits as of December 31, 2015 and 2014:

(All Amounts in Thousands)
	2015	2014
Total unrecognized tax benefits as of: January 1,	$250	$349
Increases in unrecognized tax benefits as a result of:
Tax positions taken during a prior year	(250)	(99)
Lapse of applicable statute of limitations	-	-
Total unrecognized tax benefits as of: December 31,	$-	$250

Index of Financial Statements

NOTE M - COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2015, twenty-one vessels that we own or operate were committed under various contracts extending beyond 2015 and expiring at various dates through 2020. Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

During the third quarter of 2014, we were notified of the bankruptcy of a ship builder that had agreed to build a new handysize dry bulk carrier. Upon notification of the bankruptcy, we reclassified our deposit of $3.9 million from construction in progress to accounts receivable, and we recorded an additional $0.3 million of interest income. On January 6, 2015, we collected $4.2 million which represented the return of our deposit and related interest.

The Company received two incentives from the State of Louisiana totaling $10.3 million toward the relocation of our corporate headquarters to New Orleans.  Of this amount, as of December 31, 2015, we had received $6.5 million, which offset costs related to construction of our office building as well as other relocation expenses. In accordance with the terms of the incentive agreement, we must maintain certain salary requirements from 2016 through 2030. In the event that we default, we could be required to re-pay up to the total of any cash we received from this incentive. As of December 31, 2015, we expect that we will meet these requirements for the year ended December 31, 2016; however, we will continue to monitor these requirements for default and will establish a liability as necessary.

Contingencies

In the normal course of our operations, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages, personal injuries, and other matters. While we believe that we have meritorious defenses against these claims, our management has used significant estimates in determining our potential exposure. Our estimates are determined based on various factors, such as (1) severity of the injury (for personal injuries) and estimated potential liability based on past judgments and settlements, (2) advice from legal counsel based on its assessment of the facts of the case and its experience in other cases, (3) probability of pre-trial settlement which would mitigate legal costs, (4) historical experience on claims for each specific type of cargo (for cargo damage claims), and (5) whether our seamen are employed in permanent positions or temporary revolving positions. It is reasonably possible that changes in our estimated exposure may occur from time to time. As is true of all estimates based on historical experience, these estimates are subject to some volatility. However, because our total exposure is limited by our aggregate stop loss levels (see Note Q - Self-Retention Insurance), we believe that our exposure is within our estimated levels. Where appropriate, we have recorded provisions, included in other long-term liabilities to cover our potential exposure. Although it is difficult to predict the costs of ultimately resolving such issues, we have determined that our current insurance coverage is sufficient to limit any additional exposure to an amount that would not be material to our financial position. Therefore, based on current knowledge we do not expect such changes in these estimates to have a material effect on our financial position or results of operations, although we cannot provide assurances to this effect.

We have been named as a defendant in numerous lawsuits claiming damages related to occupational diseases, primarily related to asbestosis and hearing loss. We believe that most of these claims are without merit, and that insurance and the indemnification of a previous owner of one of our subsidiaries may mitigate our exposure. Based on consultation with outside legal counsel, we have estimated our current overall exposure to the lawsuits in question, after considering insurance coverage for these net claims, to be approximately $292,000. We believe those estimates are reasonable and have established reserves accordingly. Our reserves for these lawsuits as of December 31, 2015 and 2014 were approximately $292,000 and $352,000, respectively. There is a reasonable possibility that there will be additional claims associated with occupational diseases asserted against us. However, we do not believe that it is reasonably possible that our exposure from those claims will be material because (1) the lawsuits filed since 1989 claiming damages related to occupational diseases in which we have been named as a defendant have primarily involved seamen that served on-board our vessels and the number of such persons still eligible to file a lawsuit against us is diminishing and (2) we believe such potential additional claims, if pursued, would be covered under either or both of (i) an indemnification agreement with a previous owner of one of our subsidiaries or (ii) one or more of our existing insurance policies with deductibles ranging from $1,500 to $25,000 per claim.

As of December 31, 2015, we held three vessels under operating lease contracts, which included a molten-sulphur carrier in our Jones Act segment and two pure car truck carriers that operate under our PCTC segment. These lease agreements impose certain financial covenants, including defined minimum working capital and net worth requirements, and prohibit us from incurring, without the lessor’s prior written consent, additional debt or lease obligations, subject to certain specified exceptions. These financial covenants are generally similar, but not identical, to the financial covenants set forth under our Credit Facility - see Note F – Debt Obligations. Additionally, our vessel operating lease agreements contain early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances. In the event that we default under any of our operating lease agreements, we may be forced to buy back the three vessels for a stipulated loss value of approximately $73.5 million. Effective at the end of the third quarter of 2015, we entered into separate limited waiver agreements with all of our lessors. Under these agreements, the lessors waived defaults under certain specified working capital, minimum liquidity, tangible net worth and fixed charge coverage covenants through March 31, 2016 and provided relief from testing compliance of most of these covenants until June 30, 2016. As of December

Index of Financial Statements

31, 2015, we concluded the fair market value of these vessels exceeded the stipulated loss value; as such, if we were required to buy back these vessels, we would not anticipate a loss.

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

Note F – Debt Obligations contains a discussion of our debt guarantees under the subheading “Guarantees.”

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows.

NOTE N – EMPLOYEE BENEFIT PLANS

Pension and Postretirement Benefits

We maintain a defined benefit pension plan (“Retirement Plan”) for employees hired prior to September 1, 2006, and all such employees of our domestic subsidiaries who are not covered by union sponsored plans may participate after one year of service. Employees hired on or after September 1, 2006 with at least one year of service as of June 30, 2008, are eligible to participate in the Cash Balance Plan as of July 1, 2008. Computation of benefits payable under the defined pension plan is based on years of service, up to thirty years, and the employee's highest sixty consecutive months of compensation, which is defined as the participant’s base salary plus overtime (excluding incentive pay), bonuses or other extra compensation, in whatever form. Our funding policy is based on minimum contributions required under ERISA as determined through an actuarial computation. Retirement Plan assets consist primarily of investments in equity and fixed income mutual funds and money market holdings. The target asset allocation range is 30% in fixed income investments and 70% in equity investments. The asset allocation on December 31, 2015 was 30.3%, or approximately $10.6 million, in fixed income investments and 69.7%, or approximately $24.5 million, in equity investments. The asset allocation on December 31, 2014 was 28.8%, or approximately $10.3 million, in fixed income investments and 71.2%, or approximately $25.5 million, in equity investments. The plan’s prohibited investments include selling short, commodities and futures, letter stock, unregistered securities, options, margin transactions, derivatives, leveraged securities, and International Shipholding Corporation securities. The plan’s diversification strategy includes limiting equity securities in any single industry to 25% of the equity portfolio fair value, limiting the equity holdings in any single corporation to 10% of the fair value of the equity portfolio, and diversifying the fixed income portfolio so that no one issuer comprises more than 10% of the aggregate fixed income portfolio, except for issues of the U.S. Treasury or other Federal Agencies. The plan’s assumed future returns are based primarily on the asset allocation and on the historic returns for the plan’s asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes. As of December 31, 2015, the plan had assets of approximately $35.1 million and a projected pension obligation of approximately $36.5 million, and as of December 31, 2014, the plan had assets of approximately $35.8 million and a projected pension obligation of approximately $36.7 million. As of December 31, 2015, the plan was underfunded by approximately $1.4 million primarily due to a change in a mortality assumption that increased the projected benefit obligation, which was slightly offset by a decrease to the projected benefit obligation due to a higher than expected discount rate, which increased from 4.00% to 4.50%.

Our postretirement benefit plans currently provide medical, dental, and life insurance benefits to eligible retired employees and their eligible dependents.

We measure the fair value of our financial assets on a recurring basis, which we have summarized and segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value in Note X – Fair Value Measurements.

Index of Financial Statements

The following table sets forth the two plans’ changes in the projected benefit obligation and fair value of assets and a statement of the funded status:

(All Amounts in Thousands)	Retirement Plan		Postretirement Benefits
	2015	2014	2015	2014
Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$36,735	$32,897	$12,127	$12,530
Service Cost	593	588	(64)	22
Interest Cost	1,422	1,500	427	521
Actuarial (Gain) Loss	(737)	3,113	(1,931)	(342)
Benefits Paid and Expected Expenses	(1,510)	(1,363)	(684)	(646)
Medicare Part D Reimbursements	-	-	44	42
Projected Benefit Obligation at End of Year	$36,503	$36,735	$9,919	$12,127

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$35,772	$34,414	$-	$-
Actual Return on Plan Assets	213	2,125	-	-
Employer Contributions	646	600	640	604
Benefits Paid and Actual Expenses	(1,513)	(1,367)	(684)	(646)
Medicare Part D Reimbursements	-	-	44	42
Fair Value of Plan Assets at End of Year	$35,118	$35,772	$-	$-

Funded (Unfunded) Status	$(1,385)	$(963)	$(9,919)	$(12,127)

Key Assumptions
Discount Rate	4.50%	4.00%	4.50%	4.00%
Rate of Compensation Increase	4.50%	4.50%	N/A	N/A

As of December 31, 2015, our Retirement Plan liability was approximately $1.4 million, which was included in other long-term liabilities. Our postretirement benefits obligation was approximately $9.9 million, of which $0.5 million was included in accounts payable and accrued expenses and $9.4 million was included in other long-term liabilities as of December 31, 2015.

As of December 31, 2014, our Retirement Plan liability was approximately $1.0 million, which was included in other long-term liabilities. Our postretirement benefits obligation was approximately $12.1 million, of which $0.6 million was included in accounts payable and accrued expenses and $11.5 million was included in other long-term liabilities as of December 31, 2014.

The accumulated benefit obligation for the pension plan was approximately $33.7 million at December 31, 2015 and 2014.

Index of Financial Statements

The following table shows amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2015 and 2014:

(All Amounts in Thousands)	Retirement Plan		Postretirement Benefits
	2015	2014	2015	2014
Prior Service Credit (Cost)	$9	$13	$(982)	$(1,087)
Net Loss	(9,290)	(8,130)	(867)	(2,855)
Accumulated Other Comprehensive Loss	$(9,281)	$(8,117)	$(1,849)	$(3,942)

The following table provides the components of net periodic benefit cost and the assumptions used in the measurement of net pension cost for the years ended December 31, 2015 and 2014:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service Cost	$593	$588	$(64)	$22
Interest Cost	1,422	1,500	427	521
Expected Return on Plan Assets	(2,543)	(2,453)	-	-
Amortization of Prior Service Cost	(3)	(3)	105	100
Amortization of Net Loss	437	83	57	80
Net Periodic Benefit Cost (Credit)	$(94)	$(285)	$525	$723

Key Assumptions
Discount Rate	4.00%	4.75%	4.00%	4.75%
Expected Return on Plan Assets	7.25%	7.25%	N/A	N/A
Rate of Compensation Increase	4.50%	4.50%	N/A	N/A

For measurement purposes, the health cost trend was assumed to be 6.9% and the dental care cost trend rate was assumed to be 5.0%. It is assumed that the health care cost trend will decrease by 0.2% in 2016, decrease by 0.7% in 2017, decrease by 0.6% in 2018, increase by 0.1% in 2019, and increase by 0.4% in 2020-2026. The health cost and dental care cost trends above are approximately the same for employees over 65. A one percent change in the assumed health care cost trend rates would have the following effects as of December 31, 2015:

(All Amounts in Thousands)
	1% Increase	1% Decrease
Service and Interest Costs	$25	$(23)
Postretirement Benefit Obligation	1,278	(1,066)

The following table provides the expected future benefit payments as of December 31, 2015:

(All Amounts in Thousands)
	Retirement Plan	Postretirement Benefits
2016	$1,764	$538
2017	1,739	543
2018	1,793	557
2019	1,909	566
2020	2,124	570
2021-2025	12,455	2,833

We continue to evaluate ways in which we can better manage these benefits and control the costs of the plans. Any changes in the plans or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.

Index of Financial Statements

Union Plans

Crew members on our U.S. flag vessels belong to union-sponsored, multi-employer pension plans. We contributed approximately $2.5 million and $2.7 million to these plans for the years ended December 31, 2015 and 2014, respectively. These contributions are in accordance with provisions of negotiated labor contracts and generally are based on the amount of straight pay received by the union members. As of December 31, 2015, all plans’ Pension Protection Act zone status was green. Green zone status means the fund is at least 80% funded with a funding standard account credit balance that is projected to be positive for more than seven years.

Information from the plans’ administrators can be found in the table below:

(All Amounts in Thousands)			Pension	FIP/RP
			Protection	Status	Contribution
			Act Zone	Pending/	Amount		Surcharge
Plan	Company	EIN	Status	Implemented (5)	2015	2014	Imposed	Expiration Date
MM&P (1)	WSC	13-100310	Green	Yes	$486	$609	No	9/30/2025 & 9/30/2025
	SCI				$369	$378		6/30/2027
	CGL				$700	$790		9/30/2025 & 6/30/2020
MEBA (2)	WSC	51-029896	Green	No	$235	$272	No	9/30/2020
	SCI				$143	$127		6/30/2017
	CGL				$281	$257		9/30/2020 & 6/30/2020
ARA (3)	WSC	13-161999	Green	No	$ -	$ -	No	*
	CGL				$54	$54		9/30/15 & 6/30/17
SPP (4)	WSC	13-100329	Green	No	$74	$86	No	9/30/2017 & 12/31/2016
	SCI				$81	$85		6/30/2017
	CGL				$93	$90		12/31/2016 & 6/30/2017
	Total Contributions				$2,516	$2,748

	(1) Masters, Mates & Pilots Pension Plan
	(2) MEBA Pension Trust
	(3) American Radio Association Pension Trust
	(4) Seafarers Pension Plan
	(5) Financial Improvement Plan/Rehabilitation Plan
	*In full force and effect until otherwise noted

401(k) Savings Plan

We provide a 401(k) tax-deferred savings plan to all full-time employees. The plan is a defined contribution plan established under the provisions of Section 401(a) of the Internal Revenue Code (the Code) and covers eligible employees of the Company and our domestic subsidiaries. Employees become eligible to participate in the plan on the first day of the calendar month following their date of hire. Effective July 1, 2008, a participant must be age 21 to participate in the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). We match 50% of the employee’s first $2,000 contributed to the plan annually. We contributed approximately $103,525 and $111,000 to the plan for the years ended December 31, 2015 and 2014, respectively.

Stock Incentive Plan

In April 2015, the stockholders of International Shipholding Corporation approved the International Shipholding Corporation 2015 Stock Incentive Plan (the “Plan”). The compensation committee of the Board of Directors of the Company will generally administer the Plan, and has the authority to grant awards under the Plan, including setting the terms of the awards. Incentives under the Plan may be granted in any one or a combination of the following forms: incentive stock options under Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards, and cash-based performance awards.

A total of 400,000 shares of the Company’s common stock are authorized to be issued under the Plan all of which was available to be issued at December 31, 2015. In January of 2016, the Company issued 60,000 shares to independent directors under this plan reducing the availability to 340,000.  Additionally, the Company has 160,759 shares authorized remaining to be issued under the 2011 Stock Incentive Plan. Officers, directors, and key employees of the Company and the Company’s consultants and advisors will be eligible to

Index of Financial Statements

receive incentives under the Plan when designated by the compensation committee as Plan participants (see Note S – Stock-Based Compensation).

Life Insurance

On August 7, 2015, Mr. Niels W. Johnsen, retired Chairman of the Company, passed away. We had an agreement whereby his estates would be paid approximately $822,000 upon his death. This payment was deferred and was fully reserved at December 31, 2015 and 2014.

Additionally, we have a similar agreement with a second former Chairman of the Company whereby his estates or designated beneficiaries will be paid approximately $627,000 upon death. We reserved amounts to fund a portion of these death benefits, which amount to $526,000 and $503,000 at December 31, 2015 and 2014, respectively.

Both of the above mentioned policies are self-insured by the Company.

NOTE O –DERIVATIVE INSTRUMENTS

We use derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes.  All derivative instruments are recorded on the Consolidated Balance Sheet at fair value.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive loss, and is reclassified to earnings when the derivative instrument is settled.  Any ineffective portion of changes in the fair value of the derivative is reported in earnings.  The unrealized loss related to our derivative instruments included in accumulated other comprehensive loss was $3.7 million as of December 31, 2014.  As of December 31, 2015, we did not have any outstanding derivative instruments in accumulated other comprehensive loss.

The notional and fair value amounts of our derivative instruments as of December 31, 2015 were as follows:

(All Amounts in Thousands)		Liability Derivatives
	Current Notional	Balance Sheet	Fair
	Amount	Location	Value
Embedded Derivative	$-	Current Liabilities	$(1,040)
Embedded Derivative	-	Other Long Term Liabilities	(121)

The notional and fair value amounts of our derivative instruments as of December 31, 2014 were as follows:

(All Amounts in Thousands)		Liability Derivatives
	Current Notional	Balance Sheet	Fair
	Amount	Location	Value
Interest Rate Swaps - Long-Term	$37,593	Other Long Term Liabilities	$(3,021)
Foreign Exchange Contracts	3,232	Current Liabilities	(298)
Foreign Exchange Contracts	28,219	Other Long Term Liabilities	(4,029)

The effect of derivative instruments designated as cash flow hedges on our Consolidated Statement of Operations for the year ended December 31, 2015 were as follows:

(All Amounts in Thousands)		Location of	Amount of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Recognized in
	Recognized	Reclassified from	Reclassified from	Income from
	in OCI*	AOCI** to Income	AOCI to Income	Ineffective Portion
Interest Rate Swaps	$626	Interest Expense	$484	$(132)
De-Designation of Interest Rate Swaps	2,859		-	(2,859)
Foreign Exchange Contracts	180	Other Revenues	425	-
Total	$3,665		$909	$(2,991)

Index of Financial Statements

The effect of derivative instruments designated as cash flow hedges on our Consolidated Statement of Operations for the year ended December 31, 2014 were as follows:

(All Amounts in Thousands)		Location of	Amount of	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Gain (Loss)	Recognized in
	Recognized	Reclassified from	Reclassified from	Income from
	in OCI*	AOCI** to Income	AOCI to Income	Ineffective Portion
Interest Rate Swaps	$818	Interest Expense	$1,351	$132
Foreign Exchange Contracts	(204)	Other Revenues	196	-
Total	$614		$1,547	$132

* Other Comprehensive Income (Loss)

** Accumulated Other Comprehensive Income (Loss)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Embedded Derivatives

We routinely evaluate our preferred equity instruments, to determine whether the derivative feature embedded in the hybrid instruments should be bifurcated and accounted for separately.  Based on the fact that we elected to defer our cumulative preferred dividend payments in October 2015 and penalties apply if we miss more than one payment, we determined that (i) the penalty structure embedded within our preferred equity instruments was required to be bifurcated and (ii) a liability existed at December 31, 2015.  In determining the appropriate fair value, we calculated the present value of the potential penalties and estimated the probability of the occurrence. The range of probable outcomes was $0.8 million to $1.5 million. At December 31, 2015, we recorded a $1.2 million embedded derivative, of which $1.1 million was recorded in current liabilities and $0.1 million was recorded in long-term liabilities on the Consolidated Balance Sheet at December 31, 2015.  We intend to adjust this liability to reflect fair value at the end of each reporting period.  Any increase or decrease in the fair value from inception will be made quarterly and will be recorded in interest expense in the Consolidated Statement of Operations.  See Note T – Capital Stock for additional information on the deferral of our preferred stock dividends.

Interest Rate Swap Agreements

We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on our Consolidated Balance Sheet. We account for our interest rate swaps as effective cash flow hedges.  Accordingly, the effective portion of the change in fair value of the swap is recorded in other comprehensive loss on the Consolidated Balance Sheet while the ineffective portion is recorded to derivative gain or loss on the Consolidated Statement of Operations in the period of change in fair value.

As of March 31, 2015, we expected to refinance our Yen-based credit facility with a U.S. dollar facility.  Interest payable under the Yen-based loan was fixed after we entered into a variable-to-fixed interest rate swap in 2009.  Due to our determination at March 31, 2015 that it was more likely than not that the Yen-based loan would be refinanced, we classified the interest rate swap as completely ineffective at March 31, 2015.  As a result, we recorded at such time a $2.8 million charge to derivative loss on our Consolidated Statement of Operations with the offset to other comprehensive loss.  In April 2015, we refinanced our Yen-based facility with a USD-based facility and paid approximately $2.9 million to settle our related interest rate swap.  At December 31, 2014, we had a derivative liability of $3.0 million, which was recorded in other liabilities (long-term) on the Consolidated Balance Sheet as it related to this interest rate swap.

At December 31, 2014, accumulated other comprehensive loss included approximately $412,000 which was related to an interest rate swap from our 25% investment in Oslo Bulk AS.   This interest rate swap was settled during 2015.  As of December 31, 2015, we were no longer party to any interest rate swap agreements.

Foreign Currency Contracts

From time to time, we enter into foreign exchange contracts to hedge certain firm foreign currency purchase commitments.  During 2014, we entered into three forward purchase contracts for Mexican Pesos, which expired in December 2015, two for $900,000 U.S. Dollar equivalents at an average exchange rate of 13.6007 and 13.7503, respectively, and another for $600,000 U.S. Dollar equivalents at an exchange rate of 14.1934.

In April of 2015, we paid approximately $4.0 million to settle our foreign forward exchange contract in connection with the refinancing of our Yen-based facility to a USD-based facility.  This cash payment was reflected as a financing activity on the Consolidated Statement of Cash Flows since the instrument was acquired in connection with the Yen-based debt facility.  At December 31, 2014, we had a derivative liability of $4.0 million, which was recorded in other liabilities (long-term), and $0.1 million, which was recorded in current liabilities, on the Consolidated Balance Sheet as it related to this contract.

Index of Financial Statements

NOTE P – LEASES

In 2012, we commenced three sale/leaseback transactions, which we classified as operating leases, as follows: (i) we sold our molten-sulphur carrier and commenced a seven-year lease agreement with an early buy-out option that can be exercised in 2017 with the resulting $8.0 million gain being deferred and recognized by approximately $1.2 million each year over the term of the lease, (ii) we sold our 1998-built PCTC and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2017 with the resulting $11.7 million gain being deferred and recognized by approximately $1.9 million each year over the term of the lease, and (iii) we sold our 1999-built PCTC and commenced a six-year lease agreement with an early buy-out option that can be exercised in 2018. As of December 31, 2015, the unamortized balance of the deferred gain on the molten-sulphur carrier and 1998-built PCTC were approximately $4.6 million and $5.7 million, respectively.

As of December 31, 2015, we held two container vessels and two multi-purpose vessels under operating contracts. Additionally, we held seven vessels under bareboat charter or lease agreements, which included the molten-sulphur carrier in our Jones Act segment and two pure car truck carriers discussed above, and two tankers and two multi-purpose heavy lift dry cargo vessels in our Specialty Contracts segment.

Three of these lease agreements impose certain financial covenants, including defined minimum working capital and net worth requirements, and prohibit us from incurring, without the lessor’s prior written consent, additional debt or lease obligations, subject to certain specified exceptions.  These financial covenants are generally similar, but not identical, to the above-described financial covenants set forth in the Credit Facility. See Note F – Debt Obligations. Additionally, our vessel operating lease agreements have early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances.  In the event that we default under any of our operating lease agreements, we may be forced to buy back the three vessels for a stipulated loss value of approximately $73.5 million.  As of November 16, 2015, we reached separate agreements with each of our lessors to extend their waivers through March 31, 2016 and to provide relief from testing compliance of most of these covenants until June 30, 2016. As of December 31, 2015, we concluded the fair market value of these vessels exceeded the stipulated loss value; as such, if we were required to buy back these vessels, we would not have a loss from an embedded derivative.

In 2014, we determined that it was preferential under current market conditions to buy back our 2007-built PCTC, which we were operating under a sale leaseback transaction with Wells Fargo Bank Northwest, National Association, with the intent to reflag this vessel to International flag in anticipation of deploying the vessel at a higher operating margin.  We reached an agreement with the lessor to repurchase the vessel for $55.6 million and recorded the remaining unamortized deferred gain of $11.2 million as a reduction in the cost basis of the purchased asset.

We intend to operate all of the aforementioned leased vessels under their respective charters and contract of affreightment arrangements.

In addition to those operating leases with terms expiring after December 31, 2015, we also operated certain vessels under short-term time charters during 2015.

We also conduct certain of our operations from leased office facilities.  In 2013, we executed a five year lease agreement for office space in Tampa, Florida housing our UOS employees. The lease calls for graduated payments in equal amounts over the 60-month term of the lease.  In addition to the Tampa office, we have a month to month lease agreement for our Shanghai, China office space.

We are in the process of relocating our corporate headquarters from Mobile, Alabama to New Orleans, Louisiana. We expect the transition to be completed by the second quarter of 2017. As such, we accelerated the depreciation expense on the leasehold improvements in Mobile by approximately $0.9 million and we estimate that we will be committed to pay up to approximately $2.7 million for the early cancelation of this lease.  We received two grants from the State of Louisiana of approximately $5.2 million and $5.1 million, which will partially offset costs related to the New Orleans office building and other relocation expenses, respectively.  In connection with the Strategic Plan, at December 31, 2015, we had stopped construction of the New Orleans office building and it was classified as an Asset Held for Sale.  In late 2014, we signed an eighteen month lease agreement for office space in New Orleans.

Index of Financial Statements

Expense related to all of our operating leases totaled approximately $19.7 million and $21.1 million for the years ended December 31, 2015 and 2014, respectively.  The following is a schedule, by year, of future minimum payments required under operating leases that have initial non-cancelable terms in excess of one year as of December 31, 2015:

(All Amounts in Thousands)
	Payments under Operating Leases
Years Ended December 31,	Vessels	Other Leases	Total
2016	$12,499	$1,428	$13,927
2017	12,500	1,361	13,861
2018	11,735	1,048	12,783
2019	2,842	666	3,508
2020	-	678	678
Thereafter	-	4,792	4,792
Total Future Minimum Payments	$39,576	$9,973	$49,549

NOTE Q – SELF-RETENTION INSURANCE

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

The liabilities for self-insurance exposure and for claims under deductible levels were approximately $5.1 million and $4.4 million as of December 31, 2015 and 2014, respectively.

NOTE R – OTHER LONG-TERM LIABILITIES

Other Long-Term Liabilities as of December 31, 2015 and 2014 consisted of the following:

(All Amounts in Thousands)
	2015	2014
Deferred Gains, net of Amortization	$14,944	$17,917
Billings in Excess of Cost	3,654	-
Pension and Post Retirement	10,778	12,497
Alabama Lease Incentive	4,591	5,739
Insurance Reserves	4,674	4,941
Derivatives	121	7,050
Deferred Tax Liability	309	408
Other	1,141	1,732
	$40,212	$50,284

NOTE S – STOCK BASED COMPENSATION

We grant stock-based compensation in the form of (1) unrestricted stock awards to our outside directors and (2) restricted stock units (“RSUs”) to key executive personnel. These awards are granted under the International Shipholding Corporation 2011 Stock Incentive Plan and are payable in shares of the Company’s common stock, $1.00 par value per share, up to a maximum of 400,000 shares authorized for issuance.

Unrestricted Stock Awards

Under our stock incentive plans, on January 15, 2015 and January 14, 2014, we granted our outside directors an aggregate of 8,100 and 4,470 unrestricted shares of common stock, respectively.

In 2015 and 2014, expense from our unrestricted stock awards was $120,000,  which reduced both basic and diluted earnings by $0.02 per share.

Index of Financial Statements

Restricted Stock Units

Under our stock incentive plans, we also grant restricted stock units to key executive personnel. Vesting of these awards is based on continued service (“Time-Based RSUs”) or on a combination of continued service and certain performance metrics (“Performance-Based RSUs”). We discuss these two types of restricted stock units in greater detail below.

In 2015 and 2014, expense from our restricted stock units was $0.6 million and $1.4 million, respectively, which reduced both basic and diluted earnings by $0.08 and $0.19 per share, respectively.

Time-Based RSUs

Subject to certain exceptions, our Time-Based RSUs shall vest and pay out in an equal number of shares of common stock one-third per year over a three-year period beginning in May of the year following the year of grant.

We calculate the fair value of the Time-Based RSUs based on the closing market price of our stock as of the grant date multiplied by the number of RSUs issued with no forfeitures assumed. On February 24, 2015 and January 28, 2014, we granted 7,950 Time-Based RSUs. The closing market price of our stock on these dates was $14.26 and $25.95 per share, respectively.

Performance-Based RSUs

Each of our Performance-Based RSUs represents the right to receive a maximum of one-and-a-half shares of common stock, depending upon the Company’s performance as measured against certain performance metrics. We grant two types of Performance-Based RSUs, one of which is measured against an absolute metric (“Absolute Performance-Based RSUs”) and the second is measured against a relative metric (“Relative Performance-Based RSUs”).

Absolute Performance-Based RSUs

Our Absolute Performance-Based RSUs shall vest and pay out in a variable number of shares of common stock based upon the Company’s earnings before interest, taxes, depreciation, and amortization, adjusted to exclude any non-cash earnings or loss, as measured against a specified target during the year of grant, up to a maximum of one-and-a-half shares of common stock.

For our top four executives, such vesting and settlement shall occur in May of the year following the year of grant. For each other award recipient, such vesting and settlement shall occur one-third per year over a three-year period beginning in May of the year following the year of grant. Vesting is contingent upon continued employment for all Absolute Performance-Based RSU recipients.

In order to calculate the fair value of our Absolute Performance-Based RSUs, we multiply the closing market price of our stock as of the grant date by the number of RSUs issued and with no forfeitures assumed. In 2015 and 2014, we granted 17,351 Absolute Performance-Based RSUs at a closing market price on the days of the grants of $14.26 and $25.95 per share, respectively.

In 2015, the Compensation Committee of the Board of Directors resolved that with regard to our 2014 and 2015 grants, we did not meet our targeted threshold performance levels; therefore, all 2014 and 2015 Absolute Performance-Based RSUs were forfeited without any payout to the holders. In accordance with ASC 718, compensation cost should not be recognized for forfeited instruments measured against a performance metric; as such, we reversed the related compensation expense of approximately $0.5 million in 2015.

Relative Performance-Based RSUs

Our Relative Performance-Based RSUs shall vest and pay out in a variable number of shares of common stock based upon the Company’s total stockholder return (“TSR”) over the one-year period from January 1 to December 31 of the year of grant ranked in terms of a percentile in relation to the TSR of the companies in a specified peer group measured over the same period, up to a maximum of one-and-a-half shares of common stock.

For our top four executives, such vesting and settlement shall occur in May of the year following the year of grant. For each other award recipient, such vesting and settlement shall occur one-third per year over a three-year period beginning in May of the year following the year of grant. Vesting is contingent upon continued employment for all Relative Performance-Based RSU recipients.

In order to calculate the fair value of our Relative Performance-Based RSUs, we utilize the Monte Carlo simulation model, which is a generally accepted statistical technique that simulates a range of possible future stock prices for the Company and each member of our peer group over the performance period. The purpose of this model is to use a probabilistic approach for estimating the fair value that takes into account the following inputs: the stock price at the end of the period, the stock price at the beginning of the period, the corresponding risk-free interest rate, the expected dividend yield, an annualized standard deviation of stock price returns, the length of the period, and a standard normal random variable.

Index of Financial Statements

In 2015 and 2014, we granted 17,349 Relative Performance-Based RSUs at a simulated present value payout of $12.27 and $23.03 (one year performance period) and $25.46 (three year performance period) per share, respectively. In the table below, we present a description of the significant assumptions used during the year to estimate the grant date fair value of our Relative Performance-Based RSUs granted in 2015 and 2014 as measured over the stated performance period:

	2015	2014
Performance Period *	1 Year	1 Year	3 Year
Stock Price	$14.26	$25.95	$25.95
Expected Volatilities	40.55%	44.30%	40.02%
Correlation Coefficients	0.259	0.374	0.554
Risk Free Rate	0.18%	0.10%	0.72%
Dividend Yield	1.75%	3.85%	3.85%
Simulated Fair Value	$12.27	$23.03	$25.46
Fair Value as a % of Grant	86.03%	88.74%	98.10%

* In 2015, the Compensation Committee of the Board of Directors modified the performance period for the 2014 grant. The terms presented in the table above are prior to the modification. See the discussion below for the terms subsequent to the modification and the related effect on compensation expense.

In 2015, the Compensation Committee of the Board of Directors modified certain terms related to the Relative Performance-Based RSUs granted in 2013 and 2014. Awards granted on April 23, 2013 and January 28, 2014 with a three-year performance period were modified to a one-year performance period. Because the one-year performance periods have ended, the final payouts for these awards were already known and were 150% for the 2013 grant and 0% for the 2014 grant.

Under ASC 718, this type of change is considered a “modification” and any incremental expense before and after the modification is considered the fair value of the modification and should be included in compensation expense. Because the post-modification payout related to the 2014 awards was 0%,  no incremental expense was generated. Using the Monte Carlo simulation model described above, we calculated the incremental expense related to the 2013 awards. As a result, we recorded approximately $37,000 of incremental expense in 2015 related to this modification.

We did not meet our targeted threshold TSR levels in 2015; therefore, all 2015 Relative Performance-Based RSUs were forfeited without any payout to the holders.

A summary of the activity for the restricted stock unit awards during the year ended December 31, 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2014	114,400	$22.07
Granted	44,413	13.51
Vested	(37,013)	18.41
Forfeited	(76,450)	18.93
Non-vested - December 31, 2015	45,350	$21.97

During 2015, we had additional forfeitures of 4,350 restricted stock units; accordingly, we reversed expense of approximately $51,000 related to these forfeited units.

During 2015 and 2014, we retired a combined total of 13,363 and 25,639 shares of common stock, respectively, in order to meet the minimum tax liabilities associated with the vesting of equity awards held by our executive officers.

As of December 31, 2015, there was approximately $453,000 of unrecognized compensation expense related to non-vested restricted stock unit awards. The Company expects to recognize approximately $370,000,  $70,000, and $13,000 during the years 2016, 2017, and 2018, respectively, related to these awards.

In 2015, the stockholders of the Company approved the International Shipholding Corporation 2015 Stock Incentive Plan. The Compensation Committee of the Board of Directors will generally administer the plan and has the authority to grant awards, including setting the terms of the awards. Incentives may be granted in any one or a combination of the following forms: incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards, and cash-based performance awards. A total of 400,000 shares of common stock are authorized to be issued under this plan. In January of 2016, the Company issued 60,000 shares to independent directors under this plan reducing the availability to 340,000.

Index of Financial Statements

NOTE T – CAPITAL STOCK

Late in 2015, our market capitalization fell below the threshold requirement of the New York Stock Exchange; accordingly, our 9.50% Series A and 9.00% Series B Cumulative Redeemable Perpetual Preferred Stock and our Common Stock were delisted. Our common stock is currently traded on the OTCQX Market under the ticker symbol “ISHC”.

Preferred Stock

As of December 31, 2015 and 2014, we had outstanding 250,000 shares of our 9.50% Series A Cumulative Redeemable Perpetual Preferred Stock and 316,250 shares of our 9.00% Series B Cumulative Redeemable Perpetual Preferred Stock, $1.00 par value per share, with a liquidation preference of $100.00 per share.

Subject to the declaration of dividends by our Board of Directors, cumulative dividends on the Series A Preferred Stock and Series B Preferred Stock are payable at a rate of 9.50% and 9.00%, respectively, per annum per $100.00 liquidation preference per share, starting from the date of original issue. Dividends accumulate quarterly in arrears on each January 30, April 30, July 30 and October 30. However, the dividends are payable only if declared by our Board of Directors and must come from funds legally available for dividend payments.

Commencing on April 30, 2018 and October 30, 2018, we may redeem, at our option, the Series A and Series B Preferred Shares, respectively, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. If at any time a “Change of Control” occurs, we will have the option to redeem the Series A and Series B Preferred Shares, in whole, within 120 days after the date of the Change of Control at the same cash redemption price. The Series A and Series B Preferred Shares have no stated maturity, will not be subject to any sinking fund or other mandatory redemption, and will not be convertible into or exchangeable for any of our other securities.

Holders of the Series A and Series B Preferred Shares generally have no voting rights except for limited voting rights if dividends payable on the outstanding Series A and Series B Preferred Shares are in arrears for six or more consecutive or non-consecutive quarters, and under certain other limited circumstances.

The payment of dividends to common stockholders and preferred stockholders is at the discretion and subject to the approval of our Board of Directors. The Board of Directors declared a cash common stock dividend each quarter between the fourth quarter of 2008 and the middle of 2015. On October 19, 2015 and January 19, 2016, we announced that our Board of Directors elected to defer the cumulative dividend payments scheduled for October 30, 2015 and January 30, 2016 related to our Series A and Series B Preferred Stock. Because we did not pay our preferred stock dividends for two periods, the per annum rate has increased, commencing January 31, 2016, by an additional 2.00% per $100.00 stated liquidation preference, or $2.00 per annum. If we fail to make additional future scheduled payments, this per annum rate will continue to increase up to a maximum annual dividend rate of twice the original interest rate. The dividend rate will reset to the original dividend rate if we pay all accrued and unpaid dividends for three consecutive quarters. At December 31, 2015, we recorded a $1.2 million embedded derivative liability related to the penalties on our preferred stock dividends. See Note O – Derivative Instruments for additional information. Additionally, since our preferred shares rank senior to our common shares, and carry cumulative dividends, we are currently precluded from paying cash dividends on our common stock. Moreover, our November 2015 credit facility amendments place further restrictions on our ability to pay dividends on our common and preferred stock until certain conditions are met.

During 2015, we paid cash dividends on our Series A and Series B Cumulative Perpetual Preferred Stock as follows:

(All Amounts in Thousands Except per Share Data)

Declaration Date	Record Date	Series	Payment Date	Per Share Amount	Total Dividend Paid
7-Jan-15	29-Jan-15	A	30-Jan-15	$2.375	$594
7-Jan-15	29-Jan-15	B	30-Jan-15	2.250	711
2-Apr-15	29-Apr-15	A	30-Apr-15	2.375	594
2-Apr-15	29-Apr-15	B	30-Apr-15	2.250	712
8-Jul-15	29-Jul-15	A	30-Jul-15	2.375	594
8-Jul-15	29-Jul-15	B	30-Jul-15	2.250	711
					$3,916

As of December 31, 2015, we had total accumulated unpaid dividends of $1.3 million for our Series A and Series B preferred stock.

Common Stock

The payment of dividends to common stockholders is at the discretion and subject to the approval of our Board of Directors. Our Board of Directors declared a cash common stock dividend each quarter between the fourth quarter of 2008 and the middle of 2015. On October 19, 2015, we announced that our Board of Directors elected not to make the cumulative dividend payments scheduled for October 30, 2015 with respect to our Series A and Series B Preferred Stock. Since our preferred shares rank senior to our common

Index of Financial Statements

shares, and carry accrued but unpaid dividends, we are currently precluded from paying cash dividends on our common stock. Moreover, our November 2015 credit facility amendments place further restrictions on our ability to pay dividends on our common stock until certain conditions are met.

During 2015, we paid cash dividends on our common stock as follows:

(All Amounts in Thousands Except per Share Data)

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Dividend Paid
7-Jan-15	19-Feb-15	4-Mar-15	$0.25	$1,828
29-Apr-15	15-May-15	3-Jun-15	0.05	366
30-Jul-15	14-Aug-15	4-Sep-15	0.05	366
				$2,560

As of December 31, 2015, we had approximately $23,000 of dividends accrued but not paid with respect to unvested equity incentive awards.

NOTE U – LOSS Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of the conversion of restricted stock units. We had net losses attributable to common stockholders for the years ended December 31, 2015 and 2014; therefore, we disregarded the impact of any incremental shares issuable under our outstanding restricted stock units because the net loss with respect to such shares would have been anti-dilutive. For the years ended December 31, 2015 and 2014, the fully diluted shares would have been 29,600 and 85,800, respectively.

NOTE V – STOCK REPURCHASE PROGRAM

On January 25, 2008, our Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of our common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors. In 2008, we repurchased 491,572 shares of our common stock for $11.5 million. Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5.2 million. Unless and until our Board of Directors otherwise provides, this authorization will remain open indefinitely, or until we reach the approved 1,000,000 share limit. As of December 31, 2015, the maximum number of shares that may yet be purchased under the Plan was 285,377 shares. Based on our current liquidity position and debt covenants, we have no plans to repurchase any of our shares under this program in the near future.

NOTE W – TRANSACTIONS WITH RELATED PARTIES

We own a 49% interest in Terminales Transgolfo (“TTG”) (See Note H - Unconsolidated Entities). At December 31, 2015, we had a note receivable of approximately $1.4 million due from TTG. The long-term portion of this receivable is recorded on our Consolidated Balance Sheets under “Due from Related Parties.” The note receivable has no fixed payment schedule, but payment in full is due by December 31, 2025. Interest income on this receivable is earned at the rate of 7.65% per year.

The brother of one of our executive officers and directors serves as our Secretary and is a partner in, and member of the Board of Directors of, the law firm of Jones Walker LLP, which has represented us since our inception. We incurred fees to the firm for legal services rendered to of approximately $1.7 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively. We believe that the fees for such services are comparable to those charged by other firms for services rendered to us. We had accounts payable and accrued expenses of approximately $0.3 million due to the firm at December 31, 2015. There were no amounts due to the legal firm as of December 31, 2014.

NOTE X - FAIR Value Measurements

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

Index of Financial Statements

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the above-described levels of valuation inputs:

(All Amounts in Thousands)	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Cash Equivalents (1)
Money Market Funds	$476	$-	$-	$476

Equities (1)
Domestic Equity Mutual Funds	18,379	-	-	18,379
International Equity Mutual Funds	6,086	-	-	6,086

Fixed Income (1)
Taxable Fixed Income Funds	10,177	-	-	10,177

Embedded Derivative (2)	-	-	(1,161)	(1,161)

(All Amounts in Thousands)	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Cash Equivalents (1)
Money Market Funds	$464	$-	$-	$464

Equities (1)
Domestic Equity Mutual Funds	21,255	-	-	21,255
International Equity Mutual Funds	4,222	-	-	4,222

Fixed Income (1)
Taxable Fixed Income Funds	9,831	-	-	9,831

Derivative Liabilities (3)	-	(7,348)	-	(7,348)

(1) Relates to assets held under our Retirement Plan - see Note N - Employee Benefit Plans.
(2) Relates to penalties on our preferred stock dividends during 2015 - see Note O – Derivative Instruments and Note T - Capital Stock.
(3) Relates to our interest rate swap and foreign exchange contracts - see Note O - Derivative Instruments.
The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at December 31, 2015 and 2014.

Our notes receivables were $27.2 million, the majority of which relates to a loan to PT Amas from the sale of two vessels, which has a remaining balance of $25.8 million at 7% interest annually at year end December 31, 2015. Fair market value takes into consideration the current rates at which similar notes would be made. The carrying amount of these notes approximated fair market value at December 31, 2015.

The estimated fair value of our debt obligations at December 31, 2015 was approximately $150.8 million based on the term nature, mix of fixed and variable rates of certain debt instruments. Based on the underlying value of collateral, we have determined that credit risk is not a material factor.  We calculated the fair value of our debt obligations using Level 3 inputs.

Index of Financial Statements

The following tables reflect the fair value measurements used in testing the impairment of long-lived assets and goodwill in 2015 and 2014:

(All Amounts in Thousands)	December 31,	Level 1	Level 2	Level 3	Total
	2015	Inputs	Inputs	Inputs	Losses
Assets Held for Sale (1)	$51,846	$-	$-	$51,846	$(94,241)
Vessels, Property, and Other Equipment, net (2)	62,645	-	-	62,645	(22,675)
Vessels, Property, and Other Equipment, net (3)	5,822	-	-	5,822	(10,444)
Vessels, Property, and Other Equipment, net (4)	-	-	-	-	(1,828)
Intangible Assets, net (5)	-	-	-	-	(411)
Intangible Assets, net (6)	-	-	-	-	(22,129)
Goodwill (7)	-	-	-	-	(1,907)
Goodwill (8)	-	-	-	-	(828)
Total Loss					$(154,463)

(All Amounts in Thousands)	December 31,	Level 1	Level 2	Level 3	Total
	2014	Inputs	Inputs	Inputs	Losses
Assets Held for Sale (9)	$6,976	$-	$-	$6,976	$(6,584)
Assets Held for Sale (10)	48,701	-	-	48,701	(31,629)
Total Loss					$(38,213)
(1)

The loss of $94.2 million includes losses related to one PCTC, two handysize vessels, a capesize bulk carrier, a supramax bulk carrier, an ATB tug/barge unit, investments in chemical and asphalt tankers, FSI/Tower assets and the New Orleans office building, all of which were written down to their fair market value less costs to sell. The PCTC, one handysize vessel, the barge and the supramax bulk carrier were sold during the fourth quarter of 2015. The assets held for sale balance of $51.8 million represents the balance of the remaining assets.

(2)	Refers to four ATB tug/barge units and a harbor tug in the Jones Act segment.
(3)	Refers to the ice strengthened multi-purpose vessel included in the Specialty Contracts segment.
(4)

Refers to impairments related to two handysize vessels that were reclassified from assets held for sale to held in use during 2015. The Strategic Plan identified these vessels for divestiture in the fourth quarter of 2015; accordingly, we reclassified these assets back to assets held for sale as of December 31, 2015 – see (1) above.

(5)	Refers to trade names and customer relations associated with our FSI acquisition, which is held for sale.
(6)	Refers to trade names and customer relations associated with our UOS acquisition included in the Jones Act segment.
(7)	Refers to the goodwill associated with our UOS acquisition included in the Jones Act segment.
(8)	Refers to the goodwill associated with our FSI acquisition, which is held for sale.
(9)

The loss of $6.6 million is related to an ATB tug/barge unit, which was written down to its fair market value less costs to sell. The assets held for sale balance of $7.0 million consists of the ATB tug/barge unit of $6.4 million and $0.6 million of inventory associated with three handysize vessels that were held for sale.

(10)

The loss of $31.6 million includes the loss related to three handysize vessels of approximately $28.3 million and a tanker of approximately $3.3 million that were written down to their fair market value less costs to sell. The tanker was sold during the fourth quarter of 2014. The assets held for sale balance of $48.7 million represents the three handysize vessels and their related equipment.

See Note D – Impairment Loss for additional information on the level three inputs used in the fair value determination.

NOTE Y – SUBSEQUENT EVENTS

In January 2016, we finalized the sale of two handysize vessels for cash proceeds of approximately $20.7 million, which was used to partially pay down the related debt of $25.1 million. These vessels were classified as held for sale at December 31, 2015 and had been written down to fair value less costs to sell.

In January 2016, we finalized the sale of a capesize bulk carrier for cash proceeds of approximately $10.1 million, which was used to pay off the related debt of $8.6 million. The additional proceeds from the sale of $1.5 million were used to pay down the outstanding principal balance on the handysize vessel discussed above. These vessels were classified as held for sale at December 31, 2015 and had been written down to fair value less costs to sell.

We exchanged our 25% shareholding interest in Oslo Bulk AS and our 23.68% interest in Oslo Bulk Holding Pte Ltd, which deployed fifteen mini-bulkers in the spot market or on short- to medium-term time charters, for a 2008 mini-bulker in February 2016, which we

Index of Financial Statements

intend to use to service the contract in our Indonesian operations in our Specialty Contracts segment. As of December 31, 2015, we classified these investments in assets held for sale.

As of December 31, 2015, we classified as held for sale our 30% interest in Saltholmen Shipping Ltd, which was organized to purchase and operate two newbuilding chemical tankers, and our 30% interest in Brattholmen Shipping Ltd, which was organized to purchase and operate two asphalt tankers. We sold these investments in January 2016 for $5.7 million and $1.5 million, respectively.

In February of 2016, we were notified of the settlement of negotiations to which we have been a party since 2013. Under the terms of the settlement, we expect to receive approximately $0.4 million in March of 2016 related to casualties sustained on one of our ATB tug/barge units.

Subsequent to December 31, 2015, we executed additional amendments with each of our lenders and lessors. The substance of each of these amendments included extending the deadlines to certain transactions that were part of our Strategic Plan, including the sales of our inactive Jones Act barge, rail repair facility, certain contracts and the sale or sale leaseback of our New Orleans office building. In addition to approving the aforementioned extensions, certain of our lenders and lessors approved the substitution of the sale of certain assets, certain lower specified divestiture prices, and redefining the definition of EBITDA to include non-cash gains and losses.

In February of 2016, the Company received letters of default from three of our lenders, none of whom have accelerated payment of the indebtedness owed to them as of such date.